Form 10-K
period 2016-12-31
CIT GROUP INC
filed 2017-03-16
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2016	or	| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

CIT GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification No.)

11 West 42nd Street, New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

(212) 461-5200 Registrant’s telephone number including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.01 per share	Name of each exchange on which registered New York Stock Exchange

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

At February 28, 2017, there were 202,603,394 shares of CIT’s common stock, par value $0.01 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |  | No |X|

The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the New York Stock Exchange Composite Transaction closing price of Common Stock ($31.91 per share, 201,035,207 shares of common stock outstanding), which occurred on June 30, 2016, was $6,415,033,452. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination shall not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes |X| No |  |

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III hereof to the extent described herein.

CIT ANNUAL REPORT 2016    1

2    CIT ANNUAL REPORT 2016

PART ONE

Item 1: Business Overview

BUSINESS DESCRIPTION

CIT Group Inc., together with its subsidiaries (collectively “we”, “our”, “CIT” or the “Company”), has provided financial solutions to its clients since its formation in 1908. We provide financing, leasing and advisory services principally to middle-market companies, including to the transportation industry, and equipment financing and leasing solutions to a wide variety of industries, primarily in North America. We had $46.8 billion of earning assets from continuing operations at December 31, 2016. CIT is a bank holding company (“BHC”) and a financial holding company (“FHC”). CIT also provides a full range of banking and related services to commercial and individual customers through its banking subsidiary, CIT Bank, N.A. (“CIT Bank”), which includes 70 branches located in Southern California, and its online bank, bankoncit.com.

On October 6, 2016, we entered into a definitive agreement to sell our Commercial Air business, except for certain Commercial Air loans and investments in CIT Bank, and our investment in two aircraft leasing joint ventures. This business, along with our Business Air and Financial Freedom businesses are all reported as discontinued operations. All prior period balances have been conformed. See Note 2 — Acquisition and Discontinued Operations in Item 8. Financial Statements and Supplementary Data.

CIT is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956, as amended. CIT Bank is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury (“OCC”).

Each business has industry alignment and focuses on specific sectors, products and markets. Our principal product and service offerings include:

Products and Services
• Account receivables collection	• Equipment leases
• Acquisition and expansion financing	• Factoring services
• Asset management and servicing	• Financial risk management
• Asset-based loans	• Import and export financing
• Credit protection	• Insurance services
• Cash management and payment services	• Letters of credit / trade acceptances
• Debt restructuring	• Merger and acquisition advisory services
• Debt underwriting and syndication	• Residential mortgage loans and mortgage servicing
• Deposits	• Secured lines of credit
• Enterprise value and cash flow loans	• Small Business Administration (“SBA”) loans

We source our commercial lending business primarily through direct marketing to borrowers, lessees, manufacturers, vendors and distributors, and through referral sources and other intermediaries. We source our consumer lending business through our online bank branch network. Periodically we buy participations in syndications of loans and lines of credit and purchase finance receivables and residential mortgage loans on a whole-loan basis.

We generate revenue by earning interest on loans and investments, collecting rents on equipment we lease, and earning commissions, fees and other income for services we provide. We syndicate and sell certain finance receivables and equipment to leverage our origination capabilities, reduce concentrations and manage our balance sheet.

We set underwriting standards for each division and employ portfolio risk management models to achieve desired portfolio demographics. Our collection and servicing operations are organized by business and geography in order to provide efficient client interfaces and uniform customer experiences.

Funding sources include deposits and borrowings, and our funding mix has continued to migrate towards a higher proportion of deposits.

CIT ANNUAL REPORT 2016    3

BUSINESS SEGMENTS

Due to changes in our business, we realigned our segments in 2016, reflective of our internal reporting structure, management’s review of the segment’s performance and management’s decision making. As of December 31, 2016, CIT manages its business and reports its financial results in three operating segments: Commercial Banking, Consumer Banking, and Non-Strategic Portfolios (“NSP”), and a non-operating segment, Corporate and Other.

The following table reflects our business as of December 31, 2016:

SEGMENT NAME	DIVISIONS	MARKETS AND SERVICES
Commercial Banking	Commercial Finance Rail Real Estate Finance Business Capital
•   Commercial Finance, Real Estate Finance, and Business Capital provide lending, leasing and other financial and advisory services, primarily to small and middle-market companies across select industries.
•  Business Capital also provides factoring, receivables management products and secured financing to the retail supply chain.
•  Rail provides equipment leasing and secured financing to the rail industry.

Consumer Banking	Other Consumer Banking (collectively includes Retail Banking, SBA Lending and Consumer Lending) Legacy Consumer Mortgages (“LCM”)
•   Other Consumer Banking includes a full suite of deposit products, single family residential (“SFR”) loans offered through retail branches, and an online direct channel, and also provides SBA loans.
•  LCM consists of SFR loans acquired in the OneWest Transaction, which includes reverse mortgage loans, certain of which are covered by loss sharing agreements with the FDIC.

Non-Strategic Portfolios		• Consists of portfolios that we do not consider strategic equipment finance and secured lending in select international geographies.
Corporate and Other		• Includes investments and other unallocated items, such as amortization of certain intangible assets.

The following summarizes changes to our segment reporting from December 31, 2015. All prior period data presented in this Annual Report on Form 10-K were conformed to reflect the following changes.

-	In the first quarter of 2016, following a previously announced reorganized management structure, CIT realigned its segments. The Commercial Banking segment (formerly North America Banking or “NAB”) was comprised of Commercial Finance, Real Estate Finance, and Business Capital, and no longer includes the Consumer Banking division, which was moved to the Consumer Banking segment. Also, Equipment Finance and Commercial Services, business units that were formerly discrete divisions in the 2015 filing, are now included in Business Capital. In the third quarter of 2016, the Canadian Equipment and Corporate Finance businesses that were within the Business Capital and Commercial Finance divisions, respectively, were transferred to NSP. In the fourth quarter of 2016 we further realigned our segments with Rail becoming a fourth division of Commercial Banking. Also as part of the fourth quarter realignment, Maritime Finance and the remaining commercial air loans not part of discontinued operations were transferred to Commercial Finances. Rail, Maritime Finance and commercial air loans and investments not part of discontinued operations were previously all part of the Transportation Finance segment.

-	Transportation Finance (formerly Transportation & International Finance or “TIF”) no longer exists as a separate business segment. In our initial realignment in the first quarter of 2016, we transferred the international businesses in China and the U.K. to NSP, such that Transportation Finance was then comprised of three divisions, Aerospace (composed of Commercial Air and Business Air), Rail and Maritime Finance. Based on the definitive sale agreement with respect to Commercial Air that we executed on October 6, 2016, the activity of the Commercial Air business that is subject to the sale agreement, as well as activity associated with the Business Air assets are reported as discontinued operations as of December 31, 2016. As mentioned above, Rail, Maritime Finance and commercial air loans not part of discontinued operations were transferred to Commercial Banking.

-	Consumer Banking includes Legacy Consumer Mortgages (the former LCM segment) and other banking divisions that were included in the former NAB segment (Retail Banking, Consumer Lending, and SBA Lending).

-	NSP includes businesses that we no longer consider strategic and as of December 31, 2016, the remaining portfolio is primarily in China. Historic data also includes businesses and portfolios that have been sold, in countries such as Canada, the U.K., Mexico, and Brazil.

Financial information about our segments and our geographic areas of operation are described in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of

Item 1:  Business Overview

4    CIT ANNUAL REPORT 2016

Operations and Item 8. Financial Statements and Supplementary Data (Note 25 — Business Segment Information).

COMMERCIAL BANKING

Commercial Banking is comprised of four divisions, Commercial Finance, Real Estate Finance, Business Capital, and Rail.

Commercial Banking provides a range of lending, leasing and deposit products, as well as ancillary products and services, including factoring, cash management and advisory services, primarily to small and medium-sized companies, as well as to the rail industry. Revenue is generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities, and banking services, along with capital markets transactions and commissions earned on factoring and related activities.

Description of Divisions

Commercial Finance provides a range of commercial lending and deposit products, as well as ancillary services, including cash management and advisory services, primarily to small and middle market companies. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery and equipment, shipping vessels and/or intangibles that are often used for working capital, plant expansion, acquisitions or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature and quality of the collateral, may be referred to as asset-based loans or cash flow loans. Loans are originated through relationships with private equity sponsors, or through direct relationships, led by individuals with significant experience in their respective industries. We provide financing, treasury management and capital markets products to customers in a wide range of industries, including aerospace & defense, communication, energy, entertainment, gaming, healthcare, industrials, information services & technology, maritime, restaurants, retail, and services.

Rail offers customized leasing and financing solutions and a highly efficient fleet of railcars and locomotives to railroads and shippers throughout North America and Europe. We serve over 650 customers, including all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of at least USD $450 million), other railroads and non-rail companies, such as shippers and power and energy companies. Our operating lease fleet consists of approximately 131,000 railcars and approximately 400 locomotives. Railcar types include covered hopper cars used to ship grain and agricultural products, plastic pellets, sand, and cement; tank cars for energy products and chemicals; gondolas for coal, steel coil and mill service products; open hopper cars for coal and aggregates; boxcars for paper and auto parts, and centerbeams and flat cars for lumber. The rail portfolio is discussed further in the Concentrations section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Real Estate Finance provides senior secured commercial real estate loans to developers and other commercial real estate professionals. We focus on properties with a stable cash flow and originate construction loans to highly experienced and well capitalized developers. In addition, the portfolio includes acquired multi-family commercial mortgage loans that are being run off.

Business Capital provides leasing and equipment financing to small businesses and middle market companies in a wide range of industries on both a private label and direct basis. We provide financing solutions for our borrowers and lessees, and assist manufacturers and distributors in growing sales, profitability and customer loyalty by providing customized, value-added finance solutions to their commercial clients. Our lending platform allows small businesses to access financing through a highly automated credit approval, documentation and funding process. We offer commercial loans and leases, including both capital and operating leases. In addition, this division provides factoring, receivable management products, and secured financing to businesses (our clients, which are generally manufacturers or importers of goods) that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Factoring entails the assumption of credit risk with respect to trade accounts receivable arising from the sale of goods by our clients to their customers (generally retailers) that have been factored (i.e., sold or assigned to the factor). Although primarily U.S.-based, we also conduct business with clients and their customers internationally.

Key Risks

Key risks faced by the divisions are credit, business and asset risk. Credit risks associated with secured financings relate to the ability of our borrower to repay our loan and the value of the collateral underlying the loan should our borrower default on its obligations.

Business risks relate to the demand for services that is broadly affected by the overall level of economic growth and is more specifically affected by the overall level of economic activity in CIT’s target industries. If demand for CIT’s products and services declines, then overall new business volume will decline. Likewise, changes in supply and demand of CIT’s products and services also affect the pricing CIT can command from the market. Additionally, new business volume in Commercial Banking is influenced by CIT’s ability to maintain and develop relationships with its equity sponsors, clients, vendor partners, distributers and resellers. With regard to pricing, the divisions are subject to potential threats from competitor activity or disintermediation by vendor partners and other referral sources, which could negatively affect CIT’s margins. Commercial Banking is also exposed to business risk related to its syndication activity. Under adverse market circumstances, CIT would be exposed to risk arising from the inability to sell loans to other lenders, resulting in lower fee income and higher than expected credit exposure to certain borrowers.

The products and services provided by Commercial Services (a unit of Business Capital that provides commercial factoring services) involve two types of credit risk: customer and client. A client is the counterparty to any factoring, financing, or receivables purchasing agreement that has been entered into with Commercial Services. A customer is the account debtor and obligor on trade accounts receivable that have been factored with and assigned to the factor.

The most prevalent risk in factoring transactions for Commercial Services is customer credit risk. Customer credit risk relates to the inability of a customer to pay undisputed trade accounts

CIT ANNUAL REPORT 2016    5

receivable due to the factor. While less significant than customer credit exposure, there is also client credit risk in providing cash advances to factoring clients. Client credit risk relates to a decline in the creditworthiness of a borrowing client, their consequent inability to repay their loan and the possible insufficiency of the underlying collateral (including the aforementioned customer accounts receivable) to cover any loan repayment shortfall. At December 31, 2016, client credit risk accounted for less than 10% of total Commercial Services credit exposure while customer credit risk accounted for the remainder.

Commercial Services is also subject to a variety of business risks including operational, due to the high volume of transactions, as well as business risks related to competitive pressures from other banks, boutique factors, and credit insurers and seasonal risks due to retail trends. These pressures create risk of reduced pricing and factoring volume for CIT. In addition, client de-factoring can occur if retail credit conditions are benign for a long period and clients no longer require factoring services for credit protection.

The primary risks for Rail are asset risk (resulting from ownership of the railcars and related equipment on operating lease) and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying rail equipment that is leased. Rail invests in long-lived equipment, railcars/locomotives, which have economic useful lives of approximately 40-50 years. This equipment is then leased to commercial end-users with lease terms of approximately three to five years. CIT is exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in reduced future lease income over the remaining life of the asset or a lower sale value.

Asset risk is generally recognized through changes to lease income streams from fluctuations in lease rates and/or utilization. Changes to lease income occur when the existing lease contract expires, the asset comes off lease, and the business seeks to enter a new lease agreement. Asset risk may also change depreciation, resulting from changes in the residual value of the operating lease asset or through impairment of the asset carrying value, which can occur at any time during the life of the asset. Asset risk is primarily related to the Rail division, and to a lesser extent, Business Capital.

Credit risk in the leased equipment portfolio results from the potential default of lessees, possibly driven by obligor specific or industry-wide conditions, and is economically less significant than asset risk for Rail, because in the operating lease business there is no extension of credit to the obligor. Instead, the lessor deploys a portion of the useful life of the asset. Credit losses manifest through multiple parts of the income statement including loss of lease/rental income due to missed payments, time off lease, or lower rental payments than the existing contract due to either a restructuring with the existing obligor or re-leasing of the asset to another obligor, as well as higher expenses due to, for example, repossession costs to recover, refurbish, and re-lease assets.

See “Concentrations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 21 — Commitments of Item 8. Financial Statements and Supplementary Data for further discussion of our rail portfolio.

CONSUMER BANKING

Consumer Banking includes Retail Banking, Mortgage Lending, and SBA Lending, which are grouped together for purposes of discussion as Other Consumer Banking, and Legacy Consumer Mortgages (“LCM”).

Other Consumer Banking offers residential mortgage lending and deposit products to its consumer customers. The division offers jumbo residential mortgage loans and conforming residential mortgage loans, primarily in Southern California. Mortgage loans are primarily originated through CIT Bank branch and retail referrals, employee referrals, internet leads and direct marketing. Additionally, loans are purchased through whole loan and portfolio acquisitions. Mortgage Lending includes product specialists, internal sales support and origination processing, structuring and closing. Retail banking is the primary deposit gathering business of CIT Bank and operates through a network of 70 retail branches in Southern California and an online direct channel. We offer a broad range of deposit and lending products along with payment solutions to meet the needs of our clients (both individuals and small businesses), including checking, savings, money market, certificates of deposit, and residential mortgage loans.

The Other Consumer Banking division also originates qualified SBA 504 loans and 7(a) loans. SBA 504 loans generally provide growing small businesses with long-term, fixed-rate financing for major fixed assets, such as land and buildings. SBA 7(a) loans generally provide for purchase/refinance of owner occupied commercial real estate, working capital, acquisition of inventory, machinery, equipment, furniture, and fixtures, the refinance of outstanding debt subject to any program guidelines, and acquisition of businesses, including partnership buyouts.

LCM includes portfolios of single family residential mortgages, including reverse mortgages, certain of which are covered by loss sharing agreements with the FDIC that expire between March 2019 and February 2020. Certain Covered Loans in this segment were previously acquired by OneWest Bank, N.A. in connection with the FDIC-assisted transactions of lndyMac, FSB, First Federal and La Jolla transactions. The FDIC indemnified OneWest Bank, N.A. against certain future losses sustained on these loans. CIT may be reimbursed for certain losses under the terms of the loss sharing agreements with the FDIC. Eligible losses are submitted to the FDIC for reimbursement when a qualifying loss event occurs (e.g., due to foreclosure, short-sale, charge-offs or a restructuring of a single family residential mortgage loan pursuant to an agreed upon loan modification framework). Reimbursements approved by the FDIC are usually received within 60 days of submission.

Key Risks

Key risks faced are credit, collateral and geographic concentration risk. Similar to our commercial business, credit risks associated with secured consumer financings relate to the ability of the borrower to repay its loan and the value of the collateral underlying the loan should the borrower default on its obligations. Our consumer mortgage loans are typically collateralized by the underlying property, primarily single family homes. Therefore, collateral risk relates to the potential decline in value of the property securing the loan. Most of the loans are concentrated in Southern California. Therefore, the related geographic concentration risk relates to a potential downturn in the economic

Item 1:  Business Overview

6    CIT ANNUAL REPORT 2016

conditions or a potential natural disaster, such as earthquake or wildfire, in that region. As discussed in Note 5 — Indemnification Assets of Item 8. Financial Statements and Supplementary Data, certain indemnifications from the FDIC begin to expire in 2019.

NON-STRATEGIC PORTFOLIOS

NSP includes businesses and portfolios that we no longer consider strategic, which historically included geographies such as in the US, Canada, Latin America, Europe and Asia. As of December 31, 2016, essentially all of the remaining portfolio was in China and was reported in assets held for sale, with minor wind-down activities in other legacy locations.

CORPORATE AND OTHER

Certain items are not allocated to operating segments and are included in Corporate & Other. Some of the more significant items include interest income on investment securities, a portion of interest expense primarily related to corporate liquidity costs (Interest Expense), mark-to-market adjustments on non-qualifying derivatives (Other Income), restructuring charges for severance and facilities exit activities as well as certain unallocated costs (Operating Expenses), certain intangible assets amortization expenses (Other Expenses) and loss on debt extinguishments and deposit redemption.

CIT BANK, N.A.

CIT Bank is regulated by the OCC.

CIT Bank raises deposits through its 70 branch network in Southern California and from retail and institutional customers through commercial channels, as well as its online bank (www.bankoncit.com) and, to a lesser extent, through broker channels. CIT Bank’s existing suite of deposit products includes checking and savings accounts, money market, individual retirement accounts and certificates of deposit.

CIT Bank provides lending, leasing and other financial and advisory services, primarily to small and middle-market companies across select industries through its Commercial Finance, Rail, Real Estate Finance, and Business Capital divisions. Rail provides equipment leasing and secured financing to the rail industry. The Bank also offers residential mortgage lending and deposits to its customers through its Other Consumer Banking division.

CIT Bank’s financing and leasing assets are primarily commercial loans, consumer loans and operating lease equipment. Its commercial loans and operating lease equipment are reported in Commercial Banking, and consumer loans are in Consumer Banking. Consumer loans consist of SFR and reverse mortgage loans. CIT Bank’s growing operating lease portfolio consists primarily of leased railcars and related equipment.

At year-end, CIT Bank remained well capitalized, maintaining capital ratios well above required levels.

Effective as of August 3, 2015, CIT acquired IMB HoldCo LLC (“IMB”), the parent company of OneWest Bank, National Association, a national banking association (“OneWest Bank”), and CIT Bank, then a Utah-state chartered bank and a wholly owned subsidiary of CIT, merged with and into OneWest Bank (the “OneWest Transaction”), with OneWest Bank surviving as a wholly owned subsidiary of CIT with the name CIT Bank, National Association. See OneWest Transaction in Note 2 — Acquisition and Discontinued Operations in Item 8. Financial Statements and Supplementary Data for additional information on the OneWest Transaction and certain acquired assets and liabilities.

DISCONTINUED OPERATIONS

Discontinued operations is comprised of the Commercial Air business, which is subject to a definitive sale agreement, Business Air and our reverse mortgage servicing business. Discontinued operations are discussed, along with balance sheet and income statement items, in Note 2 — Acquisition and Discontinued Operations in Item 8. Financial Statements and Supplementary Data. See also Note 22 — Contingencies for discussion related to the servicing business.

Key Risks

Key risks faced by the discontinued operations are asset risk (Commercial Air) and credit risk (Business Air) and operational risk for the reverse mortgage business.

The primary risks for Commercial Air are asset risk (resulting from ownership of the equipment on operating lease) and utilization risk. Asset risk arises from fluctuations in supply and demand for the underlying equipment that is leased. Commercial Air invests in long-lived equipment; commercial aircraft have economic useful lives of approximately 20-25 years. This equipment is then leased to commercial end-users. CIT is exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in reduced future lease income over the remaining life of the asset or a lower sale value.

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

Credit risk in the leased equipment portfolio results from the potential default of lessees, possibly driven by obligor specific or industry-wide conditions, and is economically less significant than asset risk for Commercial Air, because in the operating lease

CIT ANNUAL REPORT 2016    7

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

Credit risk associated with Business Air loans relates to the ability of the borrower to repay its loan and the Company’s ability to realize the value of the collateral underlying the loan should the borrower default on its obligations.

A decrease in the level of airline passenger traffic may adversely affect our aerospace business, the value of our aircraft and the ability of our lessees to make lease payments.

The mortgage servicing business operates in a highly regulated environment, and is thus subject to extensive regulation by federal, state and local governmental authorities, including the Consumer Financial Protection Bureau (“CFPB”), Department of Housing and Urban Development (“HUD”), and various state agencies that license, audit and conduct examinations of our mortgage servicing, and collection activities.

To the extent that we fail to comply with applicable laws, regulations or licensing requirements and taking into account the ongoing investigation noted above, there could be additional charges to the financial statements in future periods.

EMPLOYEES

CIT employed approximately 4,410 people at December 31, 2016, which includes 330 employees in our discontinued operations. Based upon the location of the Company’s legal entities, as of December 31, 2016, approximately 4,200 were employed in the U.S. entities and 210 in non-U.S. entities.

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

Many of our competitors are large companies with substantial financial, technological, and marketing resources. Our customer value proposition is primarily based on financing terms, structuring solutions, and client service. From time to time, due to highly competitive markets, we may (i) lose market share if we are unwilling to match product structure, pricing, or terms of our competitors that do not meet our credit standards or return requirements or (ii) receive lower returns or incur higher credit losses if we match our competitors’ product structure, pricing, or terms. While our funding structure puts us at a competitive disadvantage to other commercial banks due to our proportion of higher cost debt, that disadvantage has decreased in recent years due to our increased reliance on lower-cost funding sources, such as deposits.

To take advantage of opportunities, we must continue to compete successfully with commercial banks and financial institutions that are larger and have better access to low cost funding. As a result, we tend not to compete on price, but rather on industry experience, asset and equipment knowledge, and customer service. The regulatory environment in which we and/or our customers operate also affects our competitive position.

Item 1:  Business Overview

8    CIT ANNUAL REPORT 2016

REGULATION

We are regulated by U.S. federal and state banking laws, regulations and policies. Such laws and regulations are intended primarily for the protection of depositors, customers and the federal deposit insurance fund (“DIF”), as well as to minimize risk to the banking system as a whole, and not for the protection of our shareholders or non-depository creditors. Bank regulatory agencies have broad examination and enforcement power over bank holding companies (“BHCs”) and their subsidiaries, including the power to impose substantial fines, limit dividends and other capital distributions, restrict operations and acquisitions, and require divestitures. BHCs and banks, as well as subsidiaries of both, are prohibited by law from engaging in practices that the relevant regulatory authority deems unsafe or unsound. CIT is a BHC, and elected to become a financial holding company (“FHC”), subject to regulation and examination by the FRB and the FRBNY. As an FHC, CIT is subject to certain limitations on our activities, transactions with affiliates, and payment of dividends, and certain standards for capital and liquidity, safety and soundness, and incentive compensation, among other matters. Under the system of “functional regulation” established under the BHC Act, the FRB supervises CIT, including all of its non-bank subsidiaries, as an “umbrella regulator” of the consolidated organization. CIT Bank is chartered as a national bank by the OCC and is a member bank of the Federal Reserve System. CIT’s principal regulator is the FRB and CIT Bank’s principal regulator is the OCC. Both CIT and CIT Bank are subject to the jurisdiction of the CFPB.

Certain of our subsidiaries are subject to the jurisdiction of other domestic and foreign governmental agencies. In connection with the restructuring of our international platforms, we have surrendered all of our banking licenses outside of the United States.

CIT Capital Securities LLC, a Delaware limited liability company, is a broker-dealer licensed by the Financial Industry Regulatory Authority (“FINRA”), and is subject to the jurisdiction of FINRA and the SEC). CIT also holds a 13% interest in CIT Group Securities (Canada) Inc., a Canadian broker dealer, which is licensed and subject to the jurisdiction of the Ontario Securities Commission.

Our insurance operations are primarily conducted through The Equipment Insurance Company, a Vermont corporation, and CIT Insurance Agency, Inc., a Delaware corporation. Each company is licensed to enter into insurance contracts and is subject to regulation and examination by insurance regulators.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended (the “Dodd-Frank Act”), which was enacted in July 2010, made extensive changes to the regulatory structure and environment affecting banks, BHCs, non-bank financial companies, broker-dealers, and investment advisory and management firms. Although the Dodd-Frank Act has not significantly limited CIT from conducting the activities in which we were previously engaged, a number of regulations have affected and will continue to affect the conduct of our business, either directly through regulation of specific activities or indirectly through regulation of concentration risks, capital, or liquidity or through the imposition of additional compliance requirements.

Some of the provisions of the Dodd-Frank Act are subject to further rulemaking, guidance and interpretation by the applicable federal regulators. Accordingly, the full impact of the Dodd-Frank Act will not be known until the rules are implemented and market practices develop under the final regulations. Recent political developments, including the change in administration in the United States, have added additional uncertainty to the implementation, scope and timing of regulatory reforms, including those relating to the implementation of the Dodd-Frank Act.

In 2015, we exceeded the $50 billion threshold that subjects BHCs to enhanced prudential supervision requirements under Sections 165 and 166 of the Dodd-Frank Act and regulations issued by the FRB thereunder. These additional requirements will be phased in over time, through March 2017. We expect to continue devoting significant additional resources in terms of both increased expenditures and management time in 2017 to implement each of these requirements and ongoing costs thereafter to continue to comply with these enhanced prudential supervision requirements. See “Enhanced Prudential Standards for Large Bank Holding Companies” below.

The OCC approval of the OneWest Transaction was subject to two conditions. First, the OCC required CIT Bank to submit a comprehensive business plan covering a period of at least three years, including a financial forecast, a capital plan that provides for maintenance of CIT Bank’s capital, a funding plan and a contingency funding plan, the intended types and volumes of lending activities, and an action plan to accomplish identified strategic goals and objectives. After each calendar quarter, the Bank must report and explain to the OCC any material variances. The Board must review the performance of CIT Bank under the business plan at least annually and CIT Bank must update the business plan annually.

Second, the OCC required CIT Bank to submit a revised Community Reinvestment Act of 1977 (“CRA”) Plan after the merger. The revised CRA Plan described the actions it intends to take to help meet the credit needs in low and moderate income (“LMI”) areas within its assessment areas, including annual goals for helping to meet the credit needs of LMI individuals and geographies within the assessment areas, the management structure responsible for implementing the CRA Plan, and the Board committee responsible for overseeing the Bank’s performance under the CRA Plan. CIT Bank must informally seek input on its CRA Plan from members of the public in its assessment areas. In addition, CIT Bank must publish on its public website (i) a copy of its revised CRA Plan after it receives a written determination of non-objection from the OCC and (ii) a CRA Plan summary report that demonstrates the measurable results of the revised CRA Plan a month prior to the commencement of CIT Bank’s performance evaluation.

The FRB Order approved the OneWest Transaction conditioned on CIT meeting certain conditions and on commitments made in connection with CIT’s application. CIT committed to meeting certain levels of CRA-reportable lending and CRA Qualified Investments in its assessment areas over 4 years, making annual donations to qualified non-profit organizations that provide

CIT ANNUAL REPORT 2016    9

services in its assessment areas, locating 15% of its branches and ATMs in LMI census tracts, and providing 2,100 hours of CRA volunteer service.

CIT Bank filed its CRA Plan with the OCC in December 2015 and its comprehensive business plan in March 2016. We filed an updated business plan with the OCC in December 2016. The CRA Plan and the comprehensive business plan was each subject to review and received a non-objection by the OCC.

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

A depository institution subsidiary is considered to be “well-capitalized” if it satisfies the requirements for this status discussed below under “Prompt Corrective Action.” A depository institution subsidiary is considered “well-managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. An FHC’s status will also depend upon its maintaining its status as “well-capitalized” and “well-managed” under applicable FRB regulations. If an FHC ceases to meet these capital and management requirements, the FRB’s regulations provide that the FHC must enter into a non-public confidential agreement with the FRB to comply with all applicable capital and management requirements. Until the FHC returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any new non-banking financial activities permissible for FHCs or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not return to compliance within 180 days (or such extended date as agreed to with the FRB), the FRB may require divestiture of the FHC’s depository institutions. BHCs and banks must also be well-capitalized and well-managed in order to acquire banks located outside their home state. An FHC will also be limited in its ability to commence non-banking financial activities or acquire a company engaged in such financial activities if any of its insured depository institution subsidiaries fails to maintain a “satisfactory” rating under the CRA, as described below under “Community Reinvestment Act.”

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

Volcker Rule

The Dodd-Frank Act limits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (e.g., hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule”. In December 2013, the federal banking agencies, the SEC, and the Commodity Futures Trading Commission (“CFTC”) adopted final rules to implement the Volcker Rule, which became effective in July 2015. The final rules are highly complex and require an extensive compliance program, including an enhanced compliance program applicable to banking entities with more than $50 billion in total consolidated assets. In July 2016, the FRB, by order, extended the conformance period through July 2017 for investments in and relationships with so-called legacy covered funds. In December 2016, the FRB issued guidance regarding the extended conformance period for certain legacy covered funds and the process for banking entities to request an extension of the conformance period for those funds of up to an additional five years beyond the expiration of the general conformance period in July 2017. CIT does not currently anticipate that the Volcker Rule will have a material effect on its business and activities, as we have a limited amount of trading activities and fund investments. CIT has sold most of its private equity fund investments, but may incur additional costs to dispose of its remaining fund investments, which have a remaining book value of approximately $58 million. In addition, CIT will incur additional costs to revise its policies and procedures and review its operating and monitoring systems to ensure compliance with the Volcker Rule. We cannot yet determine the precise financial impact of the rule on CIT.

Capital Requirements

As a BHC, CIT is subject to consolidated regulatory capital requirements administered by the FRB. CIT Bank is subject to similar capital requirements administered by the OCC. In July 2013, the FRB, OCC, and FDIC issued a final rule (the “Basel III Final Rule”) establishing risk-based capital guidelines that are based upon the final framework for strengthening capital and liquidity regulation of the Basel Committee on Banking Supervision (the “Basel Committee”), which was released in December 2010, and revised in June 2011 (“Basel III”). The Company, as well as the Bank, became subject to the Basel III Final Rule, applying the Standardized Approach, effective January 1, 2015. Prior to January 1, 2015, the risk-based capital guidelines applicable to CIT were based upon the 1988 Capital Accord (“Basel I”) of the Basel Committee.

Although the Basel III Final Rule retained the capital components of Tier 1 capital, Tier 2 capital, and Total capital (the sum of Tier 1 and Tier 2 capital) and their related regulatory capital ratios, it implemented numerous changes in the composition of Tier 1 and Tier 2 capital and the related capital adequacy guidelines. Among other matters, the Basel III Final Rule: (i) introduces a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandates that most deductions/adjustments to regulatory

Item 1:  Business Overview

10    CIT ANNUAL REPORT 2016

capital measures be made to CET1 and not to the other components of capital; and (iv) expands the scope of the deductions from and adjustments to capital as compared to previous regulations. For most banking organizations, the most common form of Additional Tier 1 capital instruments is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital instruments is subordinated notes, which are subject to the Basel III Final Rule specific requirements. The Company does not currently have either of these forms of capital outstanding.

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

Implementation of some of these deductions to CET1 began on January 1, 2015, and will be phased-in over a 4-year period (40% effective January 1, 2015, and adding 20% per year thereafter until January 1, 2018).

In addition, under the Basel I general risk-based capital rules, the effects of certain components of accumulated other comprehensive income (“AOCI”) included in shareholders’ equity (for example, mark-to-market of securities held in the available-for-sale (“AFS”) portfolio) under U.S. GAAP are reversed for the purpose of determining regulatory capital ratios. Pursuant to the Basel III Final Rule, the effects of these AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company and CIT Bank, may make a one-time permanent election to continue to exclude the AOCI items excluded under Basel I. Both the Company and CIT Bank have elected to exclude AOCI items from regulatory capital ratios. The Basel III Final Rule also precludes certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital. The Company did not have any hybrid securities outstanding at December 31, 2016.

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

Per the Basel III Final Rule, the minimum capital ratios for CET1, Tier 1 capital, and Total capital are 4.5%, 6.0% and 8.0%. The Basel III Final Rule introduces a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. This buffer was implemented beginning January 1, 2016, at the 0.625% level, and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. Under the previous Basel I capital guidelines, the Company and CIT Bank were required to maintain Tier 1 and Total capital equal to at least 4.0% and 8.0%, respectively, of total risk-weighted assets to be considered “adequately capitalized”, or 6.0% and 10.0%, respectively, to be considered “well capitalized.”

CIT will be required to maintain risk-based capital ratios at January 1, 2019 as follows:

	Minimum Capital Requirements — January 1, 2019
	CET 1	Tier 1 Capital	Total Capital
Stated minimum ratios	4.5%	6.0%	8.0%
Capital conservation buffer (fully phased-in)	2.5%	2.5%	2.5%
Effective minimum ratios (fully phased-in)	7.0%	8.5%	10.5%
Effective minimum ratios (as of December 31, 2016)	5.125%	6.625%	8.625%

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

CIT ANNUAL REPORT 2016    11

The Company and CIT Bank meet all capital requirements under the Basel III Final Rule, including the capital conservation buffer, on a fully phased in basis as if such requirements were currently effective. The following table presents CIT’s and CIT Bank’s capital ratios as of December 31, 2016, calculated under the fully phased-in Basel III Final Rule — Standardized approach.

Basel III Capital Ratios — Fully Phased-in Standardized Approach(1) As of December 31, 2016 (dollars in millions)

	CIT			CIT Bank
	Actuals	Requirement		Actuals	Requirement
Capital
CET1	$9,003.7			$4,566.6
Tier 1	9,003.7			4,566.6
Total	9,480.0			4,996.9
Risk-weighted assets	65,068.2			34,696.4
Adjusted quarterly average assets	64,902.5			42,250.7
Capital ratios
CET1	13.8%	7.0	%(2)	13.2%	7.0	%(2)
Tier 1	13.8%	8.5	%(2)	13.2%	8.5	%(2)
Total	14.6%	10.5	%(2)	14.4%	10.5	%(2)
Leverage	13.9%	4.0%		10.8%	4.0%

(1)	Basel III Final Rule calculated under the Standardized Approach on a fully phased-in basis that will be required effective January 1, 2019.

(2)	Required ratios under the Basel III Final Rule include the post-transition minimum capital conservation buffer effective January 1, 2019.

Enhanced Prudential Standards for Large Bank Holding Companies

Under Sections 165 and 166 of the Dodd-Frank Act, the FRB has promulgated regulations imposing enhanced prudential supervision requirements on BHCs with total consolidated assets of $50 billion or more. CIT exceeded the $50 billion threshold as of September 30, 2015, and therefore is subject to certain of these requirements, including (i) capital planning and company-run and supervisory stress testing requirements, under the FRB’s Comprehensive Capital Analysis and Review (“CCAR”) process, (ii) enhanced risk management and risk committee requirements, (iii) company-run liquidity stress testing and the requirement to hold a buffer of highly liquid assets based on projected funding needs for various time horizons, including 30, 60, and 90 days, (iv) the modified liquidity coverage ratio, which requires that we hold a sufficient level of high quality liquid assets to meet our projected net cash outflows over a 30 day stress horizon, (v) recovery and resolution planning (also referred to as the “Living Will”), and (vi) enhanced reporting requirements. These additional requirements will be phased in over time, through March 2017. We incurred additional costs in 2016 and expect to incur further costs in 2017 to implement these requirements, and ongoing costs thereafter to continue to comply with these enhanced prudential supervision requirements.

Stress Test and Capital Plan Requirements

As a BHC with greater than $50 billion of total consolidated assets, CIT is subject to enhanced prudential regulation under the Dodd-Frank Act. Among other requirements, CIT is subject to capital planning and stress testing requirements under the FRB’s CCAR process, which requires BHCs with greater than $50 billion of total consolidated assets to submit an annual capital plan and demonstrate that they can meet required capital levels over a nine quarter planning horizon, after taking into account the impact of stresses based on both supervisory and company-specific scenarios. The FRB also evaluates capital plans submitted by certain BHCs based on qualitative criteria, such as unresolved supervisory issues or concerns with the assumptions, analysis, and methodologies of the capital plan. However, as the result of a final rule adopted by the FRB in January 2017, beginning with the 2017 CCAR cycle, the FRB will no longer evaluate capital plans submitted by BHCs that have total consolidated assets of at least $50 billion but less than $250 billion and nonbank assets of less than $75 billion (referred to as “large and noncomplex firms”), such as CIT, based on qualitative criteria and the FRB may no longer object to capital plans submitted by large and noncomplex firms on the basis of qualitative criteria. Each of the BHCs participating in the CCAR process is also required to collect and report certain related data to the FRB on a quarterly basis to allow the FRB to monitor progress against the approved capital plans.

In the third quarter of 2017, the FRB will assess the strength of each large and noncomplex firm’s capital planning processes through a narrow and more targeted horizontal review of specific areas of capital planning, referred to as the Horizontal Capital Review. This Horizontal Capital Review is meant to replace the CCAR qualitative assessment for large and noncomplex firms and will be conducted as part of the normal supervisory process, with any supervisory findings or concerns addressed through supervisory communications.

In addition to other limitations, our ability to make any capital distribution (including dividends and share repurchases) is contingent upon the FRB’s non-objection of our capital plan. Should the FRB object to a capital plan, a BHC may not make any capital distributions other than those capital distributions which the FRB has indicated its non-objection in writing. The CCAR process will be fully implemented for CIT beginning with the 2017 CCAR cycle. Upon full implementation of the CCAR process in 2017, the results of our CCAR review will be made public.

Beginning in 2017, the enhanced prudential standards under the Dodd-Frank Act also require CIT and CIT Bank to conduct company-run stress tests (“DFAST”) to assess the impact of stress scenarios

Item 1:  Business Overview

12    CIT ANNUAL REPORT 2016

(including supervisor-provided baseline, adverse, and severely adverse scenarios and, for CIT, one company-defined baseline scenario and at least one company-defined stress scenario) on their consolidated earnings, losses, and capital over a nine-quarter planning horizon, taking into account their current condition, risks, exposures, strategies, and activities. While CIT Bank is only required to conduct an annual stress test, CIT must conduct both an annual and a mid-cycle stress test. Both CIT and CIT Bank must submit their annual DFAST results to their respective regulators by July 31, 2017, with public disclosure of summary stress test results between October 15 and October 31, 2017.

Liquidity Requirements

Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, without required formulaic measures.

The Basel III final framework requires banks and BHCs to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, with a phased implementation process starting January 1, 2015, and complete implementation by January 1, 2019. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. The NSFR is expected to be implemented as a minimum standard by January 1, 2018.

On September 3, 2014, the banking regulators adopted a joint final rule implementing a comprehensive version of the LCR to large and internationally active U.S. banking organizations, which include banks with total consolidated assets of $250 billion or more or total consolidated on-balance sheet foreign exposure of $10 billion or more, or any depository institution with total consolidated assets of $10 billion or more that is a consolidated subsidiary of either of the foregoing. These institutions are required to hold minimum amounts of high-quality, liquid assets, such as central bank reserves and government and corporate debt that can be converted easily and quickly into cash. Each institution is required to hold high quality, liquid assets in an amount equal to or greater than its projected net cash outflows minus its projected cash inflows capped at 75% of projected cash outflows for a 30-day stress period. The firms must calculate their LCR each business day.

The final rule applies a modified version of the LCR requirements to bank holding companies such as CIT with total consolidated assets of greater than $50 billion but less than $250 billion. The modified version of the LCR requirement only requires the LCR calculation to be performed on the last business day of each month and sets the denominator (that is, the calculation of net cash outflows) for the modified version at 70% of the denominator as calculated under the most comprehensive version of the rule applicable to larger institutions. As of January 1, 2017, the final rule has been fully phased in and CIT’s LCR was above the minimum requirement as of that date. In December 2016, the FRB issued a final rule that requires BHCs, such as CIT, to disclose publicly, on a quarterly basis, quantitative and qualitative information about certain components of its LCR, beginning on October 1, 2018 for BHCs subject to the modified version of the LCR requirement such as CIT.

In May 2016, the U.S. bank regulatory agencies issued a proposed rule that would implement the NSFR test called for by the Basel III final framework for large U.S. banking organizations. Under the proposed rule, which would take effect on January 1, 2018, CIT would be subject to a modified NSFR standard which would require it to maintain a NSFR of 0.7 on an ongoing basis, calculated by dividing its available stable funding (“ASF”) by its required stable funding (“RSF”). Under the proposed rule, a banking organization’s ASF would be calculated by applying standard weightings to its equity and liabilities based on their expected stability over a one-year period and its RSF would be calculated by applying specified standardized weightings to its assets, derivative exposures and commitments based on their liquidity characteristics over the same one-year period. We currently expect that the proposed rule will not have a material impact on our liquidity needs.

In addition to the LCR and NSFR, the final rules issued by the FRB setting forth enhanced prudential supervision requirements under Sections 165 and 166 of the Dodd-Frank Act also require BHCs with total consolidated assets of greater than $50 billion but less than $250 billion, like CIT, to conduct company-run liquidity stress testing, hold a buffer of highly liquid assets based on projected stressed funding needs for various time horizons and comply with enhanced reporting requirements (such as collateral and intraday liquidity monitoring). These additional requirements will be fully phased in for CIT by the end of March 2017.

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

CIT ANNUAL REPORT 2016    13

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

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991, as amended (the “FDICIA”), among other things, establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The following table sets forth the required capital ratios to be deemed “well capitalized” or “adequately capitalized” under regulations in effect at December 31, 2016.

	Prompt Corrective Action Ratios — December 31, 2016
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

CIT Bank’s capital ratios were all in excess of minimum guidelines for well capitalized at December 31, 2016. Neither CIT nor CIT Bank is subject to any order or written agreement regarding any capital requirements.

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

Acquisitions

Federal and state laws impose notice and approval requirements for mergers and acquisitions involving depository institutions or BHCs. The BHC Act requires the prior approval of the FRB for (1) the acquisition by a BHC of direct or indirect ownership or control of more than 5% of any class of voting shares of a bank, savings association, or BHC, (2) the acquisition of all or substantially all of the assets of any bank or savings association by any subsidiary of a BHC other than a bank, or (3) the merger or consolidation of any BHC with another BHC. Prior regulatory approval is also generally required for mergers, acquisitions and consolidations involving other insured depository institutions. In reviewing acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect of the transaction, financial and managerial issues, including the capital position of the combined organization, convenience and needs factors, including the applicant’s CRA record, the effectiveness of the subject organizations in combating money laundering activities, and the transaction’s effect on the stability of the U.S. banking or financial system. In addition, an FHC must obtain prior approval of the FRB before acquiring certain non-bank financial companies with assets exceeding $10 billion.

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

Item 1:  Business Overview

14    CIT ANNUAL REPORT 2016

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

We anticipate that our capital ratios reflected in the stress test calculations required of us and the capital plan that we prepare as described under “Stress Test and Capital Requirements”, above, will be an important factor considered by the FRB in evaluating whether our proposed return of capital may be an unsafe or unsound practice. Since our total consolidated assets exceeded an average of $50 billion for the prior four consecutive quarters, we are limited to paying dividends and repurchasing stock only in accordance with our capital plan annually submitted to the FRB under the capital plan rule.

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

FDIC Deposit Insurance

Deposits of CIT Bank are insured by the FDIC Deposit Insurance Fund (“DIF”) up to $250,000 for each depositor. The DIF is funded by fees assessed on insured depository institutions, including CIT Bank.

For larger institutions such as CIT Bank, the FDIC uses a two scorecard system, one scorecard for most large institutions that had more than $10 billion in assets, such as CIT Bank, and another scorecard for “highly complex” institutions that have had over $50 billion in assets and are directly or indirectly controlled by a U.S. parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that is combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC utilizes a bank’s capital level and CAMELS ratings (a composite regulatory rating based on Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity to market risk) and certain financial measures designed to assess an institution’s ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score, up or down based upon significant risk factors that are not adequately captured in the scorecard. The total score translates to an initial base assessment rate on a non-linear, sharply increasing scale. As of July 1, 2016, for large institutions, such as CIT Bank, the initial base assessment rate ranges from three to thirty basis points (0.03% – 0.30%) on an annualized basis. After the effect of potential base rate adjustments, the total base assessment rate could range from one and a half to forty basis points (0.015% – 0.40%) on an annualized basis.

In March 2016, the FDIC adopted a final rule increasing the reserve ratio for the DIF to 1.35% of total insured deposits. The rule imposes a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more, such as CIT Bank, beginning the third quarter of 2016 and continuing through the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% and December 31, 2018. The FDIC will, at least semi-annually, update its income and loss projections for the DIF and, if necessary, propose rules to further increase assessment rates. Also, an institution must pay an additional premium (the depository institution debt adjustment) equal to fifty basis points (0.50%) on every dollar above 3% of an institution’s Tier 1 capital of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program). For the year ended December 31, 2016, CIT Bank’s FDIC deposit insurance assessment, including risk-based premium assessments, totaled $78 million.

CIT ANNUAL REPORT 2016    15

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

During 2016, CIT Bank purchased approximately $445 million of Rail operating lease equipment from CIT and sold Commercial Air loans and leases totaling approximately $600 million to CIT in anticipation of the pending sale of Commercial Air. CIT Bank maintains sufficient collateral in the form of cash deposits and pledged loans to cover any extensions of credit to its affiliates.

The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization and changes the procedure for seeking exemptions from these restrictions. For example, the Dodd-Frank Act expanded the definition of a “covered transaction” to include derivatives transactions and securities lending transactions with a non-bank affiliate under which a bank (or its subsidiary) has credit exposure. Collateral requirements will apply to such transactions as well as to certain repurchase and reverse repurchase agreements.

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

Consumer Protection Regulation

Retail banking activities are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by national banks are subject to federal laws concerning interest rates. Loan operations are also subject to numerous laws applicable to credit transactions, such as:

-	the federal Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers;

-	the Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

Item 1:  Business Overview

16    CIT ANNUAL REPORT 2016

-	the Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

-	the Fair Credit Reporting Act and Regulation V, governing the use and provision of information to consumer reporting agencies;

-	the Fair Debt Collections Practices Act, governing the manner in which consumer debts may be collected by debt collectors;

-	the Servicemembers Civil Relief Act, applying to all debts incurred prior to commencement of active military service (including credit card and other open-end debt) and limiting the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that is related to the obligation or liability, as well as affording other protections, including with respect to foreclosures; and

-	the guidance of the various federal agencies charged with the responsibility of implementing such laws; and

-	the Real Estate Settlement Procedures Act and Regulation X, requiring disclosures regarding the nature and costs of the real estate settlement process and governing transfers of servicing, escrow accounts, force-placed insurance, and general servicing policies.

Deposit operations also are subject to consumer protection laws and regulation, such as:

-	the Truth in Savings Act and Regulation DD, which require disclosure of deposit terms to consumers;

-	Regulation CC, which relates to the availability of deposit funds to consumers;

-	the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

-	the Electronic Funds Transfer Act and Regulation E, which governs electronic deposits to and withdrawals from deposit accounts and customer’ rights and liabilities arising from the use of automated teller machines and other electronic banking services, including remittance transfers.

CIT and CIT Bank are also subject to certain other non-preempted state laws and regulations designed to protect consumers. Additionally, CIT Bank is subject to a variety of regulatory and contractual obligations imposed by credit owners, insurers and guarantors of the mortgages we originate and service. This includes, but is not limited to, Fannie Mae, Freddie Mac, Ginnie Mae, the Federal Housing Finance Agency (“FHFA”), and the Federal Housing Administration (“FHA”). We are also subject to the requirements of the Home Affordable Modification Program (“HAMP”), Home Affordable Refinance Program (“HARP”) and other government programs in which we participate.

Consumer Financial Protection Bureau Supervision (“CFPB”)

The CFPB is authorized to interpret and administer, and to issue orders or guidelines pursuant to, any federal consumer financial laws, as well as to directly examine and enforce compliance with those laws by depository institutions with assets of $10 billion or more, such as CIT Bank. The CFPB has jurisdiction over CIT, CIT Bank, and other subsidiaries with respect to matters that relate to these laws and consumer financial services and products and periodically conducts examinations. The CFPB undertook numerous rulemaking and other initiatives in 2016. The CFPB’s rulemaking, examination and enforcement authority has and will continue to significantly affect financial institutions involved in the provision of consumer financial products and services, including CIT, CIT Bank and CIT’s other subsidiaries. These activities may limit the types of financial services and products CIT may offer, which in turn may reduce CIT’s revenues.

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

CIT ANNUAL REPORT 2016    17

requirements or programs for depository institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings, which are made available to the public. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of applications to acquire, merge, or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office, and such record may be the basis for denying the application. CIT Bank received a rating of “Satisfactory” on its most recent CRA examination by the OCC.

Incentive Compensation

In June 2010, the federal banking agencies issued comprehensive final guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act discussed below.

During the second quarter of 2016, as required by the Dodd-Frank Act, the federal baking agencies and the SEC proposed revised rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including CIT and CIT Bank). The proposed revised rules would establish general qualitative requirements applicable to all covered entities, additional specific requirements for entities with total consolidated assets of at least $50 billion, such as CIT, and further, more stringent requirements for those with total consolidated assets of at least $250 billion. The general qualitative requirements include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. For larger financial institutions, including CIT, the proposed revised rules would also introduce additional requirements applicable only to “senior executive officers” and “significant risk-takers” (as defined in the proposed rules), including (i) limits on performance measures and leverage relating to performance targets; (ii) minimum deferral periods; and (iii) subjecting incentive compensation to possible downward adjustment, forfeiture and clawback. If the rules are adopted in the form proposed, they may restrict CIT’s flexibility with respect to the manner in which it structures compensation for its executives.

Anti-Money Laundering (“AML”) and Economic Sanctions

In the U.S., the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, as amended, imposes significant obligations on financial institutions, including banks, to detect and deter money laundering and terrorist financing, including requirements to implement AML programs, verify the identity of customers that maintain accounts, file currency transaction reports, and monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. Anti-money laundering laws outside the U.S. contain similar requirements to implement AML programs. The Company has implemented policies, procedures, and internal controls that are designed to comply with all applicable AML laws and regulations. The Company has also implemented policies, procedures, and internal controls that are designed to comply with the regulations and economic sanctions programs administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), which administers and enforces economic and trade sanctions against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy, or economy of the U.S., as well as sanctions based on United Nations and other international mandates.

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

Privacy Provisions and Customer and Client Information

Certain aspects of the Company’s business are subject to legal requirements concerning the use and protection of customer information, including those adopted pursuant to Gramm-Leach-Bliley Act (“GLBA”) and the Fair and Accurate Credit Transactions Act of 2003 in the U.S., the E.U. Data Protection Directive, and various laws in Asia and Latin America. Federal banking regulators, as required under the GLBA, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The

Item 1:  Business Overview

18    CIT ANNUAL REPORT 2016

privacy provisions of the GLBA affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors. Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act that have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among different affiliated companies for the purpose of cross-selling products and services between those affiliated companies. In many foreign jurisdictions, the Company is also restricted from sharing customer or client information with third party non-affiliates.

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

Each of CIT’s insurance subsidiaries is licensed and regulated in the states in which it conducts insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things: licensing companies and agents to transact business; establishing statutory capital and reserve requirements and the solvency standards that must be met and maintained; regulating certain premium rates; reviewing and approving policy forms; regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements; approving changes in control of insurance companies; restricting the payment of dividends and other transactions between affiliates; and regulating the types, amounts and valuation of investments. Each insurance subsidiary is required to file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which it does business, and its operations and accounts are subject to periodic examination by such authorities.

Changes to laws of states and countries in which we do business could affect the operating environment in substantial and unpredictable ways. We cannot accurately predict whether such changes will occur or, if they occur, the ultimate effect they would have upon our financial condition or results of operations.

WHERE YOU CAN FIND MORE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as our annual Proxy Statements, may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov, on which interested parties can electronically access the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as our Proxy Statements.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as our annual Proxy Statements, are available free of charge on the Company’s Internet site at www.cit.com as soon as reasonably practicable after such materials are electronically filed or furnished with the SEC. Copies of our Corporate Governance Guidelines, the Charters of the Audit Committee, the Compensation Committee, the Nominating and Governance Committee, the Regulatory Compliance Committee, and the Risk Management Committee, and our Code of Business Conduct are available, free of charge, on our internet site at www.cit.com/investor, and printed copies are available by contacting Investor Relations, 1 CIT Drive, Livingston, NJ 07039 or by telephone at (973) 740-5000. Information contained on our website or that can be accessed through our website is not incorporated by reference into this Form 10-K, unless we have specifically incorporated it by reference.

CIT ANNUAL REPORT 2016    19

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

Assets Held for Sale (“AHFS”) include loans and operating lease equipment that we no longer have the intent or ability to hold until maturity. AHFS could also include a component of goodwill associated with portfolios or businesses held for sale.

Available-for-sale (“AFS”) is a classification that pertains to debt and equity securities. We classify these securities as AFS when they are not considered trading securities, securities carried at fair value, or held-to-maturity securities. AFS securities are included in investment securities in the balance sheet.

Average Earning Assets (“AEA”) is computed using month end balances and is the average of earning assets (defined below). We use this average for certain key profitability ratios, including return on AEA, Net Finance Revenue as a percentage of AEA and operating expenses as a percentage of AEA for the respective period.

Average Finance Receivables (“AFR”) is computed using month end balances and is the average of finance receivables (defined below), which does not include amounts held for sale. We use this average to measure the rate of net charge-offs for the respective period.

Average Operating Leases (“AOL”) is computed using month end balances and is the average of operating lease equipment, which does not include amounts held for sale. We use this average to measure the rate of return on our operating lease portfolio for the respective period.

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

Earning Assets is the sum of finance receivables (defined below), operating lease equipment, net, financing and leasing assets held for sale, interest-bearing cash, investment securities and securities purchased under agreements to resell less the credit balances of factoring clients as of a specific date.

Economic Value of Equity (“EVE”) measures the net impact of hypothetical changes on the value of equity by assessing the economic value of assets, liabilities and derivatives.

FICO Score is a credit bureau-based industry standard score developed by the Fair Isaac Corporation (currently named FICO) that predicts the likelihood of borrower default. We use FICO scores in underwriting and assessing risk in our consumer lending portfolio.

Finance Receivables include loans, capital lease receivables, factoring receivables and rent receivable on operating lease equipment, and does not include amounts contained within AHFS. In certain instances, we use the term “Loans” synonymously, as presented on the balance sheet.

Financing and Leasing Assets (“FLA”) include finance receivables, operating lease equipment, net, and AHFS, all measured as of a specific date.

Gross Yield is calculated as finance revenue divided by AEA and derives the revenue yield generated over the respective period.

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

Lease — operating is a lease in which CIT retains ownership of the asset (operating lease equipment, net), collects rental payments, recognizes depreciation on the asset, and retains the risks of ownership, including obsolescence.

Loan-to-Value Ratio (“LTV”) is a calculation of a loan’s collateral coverage that is used in underwriting and assessing risk in our lending portfolio. LTV at any point in time is the result of the total loan obligations secured by collateral divided by the fair value of the collateral.

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

Item 1:  Business Overview

20    CIT ANNUAL REPORT 2016

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

Net Efficiency Ratio is a non-GAAP measure that measures the level of operating expenses to our revenue generation over a period of time. It is calculated by dividing operating expenses, excluding intangible assets amortization, goodwill impairment, and restructuring charges, by Total Net Revenue (defined below). This calculation may not be similar to other financial institutions’ ratio due to the inclusion of operating lease revenue and associated expenses, and the exclusion of the noted items.

Net Finance Revenue (“NFR”) is a non-GAAP measurement defined as Net Interest Revenue (defined below) plus net operating lease revenue (rental income on operating leases less depreciation on operating lease equipment and maintenance and other operating lease expenses). When divided by AEA, the product is defined as Net Finance Margin (“NFM”). These are key measures used by management in the evaluation of the financial performance of our business. While other financial institutions may use net interest margin (“NIM”), defined as interest income less interest expense, we discuss NFR, which includes net operating lease revenue, due to the significant revenue impact of operating lease equipment and the fact that a portion of interest expense reflects the funding of operating lease equipment.

Net Interest Income Sensitivity (“NII Sensitivity”) measures the net impact of hypothetical changes in interest rates on forecasted net interest revenue and rental income from specific items, assuming a static balance sheet over a twelve-month period.

Net Interest Revenue reflects interest and fees on finance receivables, interest on interest-bearing cash, and interest/dividends on investments less interest expense on deposits and borrowings.

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

Non-accrual Loans include finance receivables greater than or equal to $500,000 that are individually evaluated and determined to be impaired, as well as finance receivables less than $500,000 that are delinquent (generally for 90 days or more), unless it is both well secured and in the process of collection. Non-accrual loans also include finance receivables with revenue recognition on a cash basis because of deterioration in the financial position of the borrower.

Non-performing Assets include non-accrual loans (described above) combined with OREO and repossessed assets.

Other Income includes (1) factoring commissions, (2) gains and losses on sales of leasing equipment (3) fee revenues, including fees on lines of credit, letters of credit, capital market related fees, agent and advisory fees and servicing fees (4) gains and losses on loan and portfolio sales, (5) gains and losses on sales of investment securities, (6) gains and losses on sales of OREO, (7) net gains and losses on derivatives and foreign currency exchange, (8) impairment on assets held for sale, and (9) other revenues. Service charges (fee income) on deposit accounts primarily represent monthly fees based on minimum balances or transaction-based fees. Loan servicing revenue includes fees collected for the servicing of loans not owned by the Company. Other income combined with rental income on operating leases is defined as Non-interest income. Non-interest income is recognized in accordance with relevant authoritative pronouncements.

Other Real Estate Owned (“OREO”) is a term applied to real estate property owned by a financial institution. OREO are considered non-performing assets.

Purchase Accounting Adjustments (“PAA”) reflect accretable and non-accretable components of the fair value adjustments to acquired assets and liabilities assumed in a business combination. Accretable adjustments reflect the accretion or amortization of the discounts and premiums and flow through the related line items on the income statement (interest income, interest expense, non-interest income and other expenses) over the weighted average life for pool level and contractual for loan level of the assets or liabilities. The accretable adjustments are recognized using an applicable methodology, such as the effective interest method, and the retrospective method specific to reverse mortgages. These primarily relate to interest adjustments on loans and leases, as well as deposits and borrowings. The PAA for the intangible assets is amortized over the respective life of the underlying intangible asset and recorded in Operating expenses. Non-accretable adjustments, for instance credit related write-downs on loans, become adjustments to the basis of the asset and flow back through the statement of income only upon the occurrence of certain events, such as, but not limited to repayment or sale.

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

Regulatory Credit Classifications used by CIT are as follows:

-	Pass — These assets do not meet the criteria for classification in one of the other categories;

CIT ANNUAL REPORT 2016    21

-	Special Mention — These assets exhibit potential weaknesses that deserve management’s close attention and if left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects;

-	Substandard — These assets are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected;

-	Doubtful — These assets have weaknesses that make collection in full unlikely on the basis of current facts, conditions, and values and

-	Loss — These assets are considered uncollectible and of little or no value and are generally charged off.

Classified assets are rated as substandard, doubtful or loss and range from: (1) assets that exhibit a well-defined weakness and are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to (2) assets with weaknesses that make collection in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors. Classified loans plus special mention loans are considered criticized loans.

Residual Values represent the estimated value of equipment at the end of the lease term. For operating leases, it is the value to which the asset is depreciated at the end of its estimated useful life.

Risk Weighted Assets (“RWA”) is the denominator to which Total Capital and Tier 1 Capital is compared to derive the respective risk based regulatory ratios. RWA is comprised of both on-balance sheet assets and certain off-balance sheet items (for example loan commitments, purchase commitments or derivative contracts). RWA items are adjusted by certain risk-weightings as defined by the regulators, which are based upon, among other things, the relative credit risk of the counterparty.

Syndication and Sale of Receivables result from originating finance receivables with the intent to sell a portion, or the entire balance, of these assets to other institutions. We earn and recognize fees and/or gains on sales, which are reflected in other income, for acting as arranger or agent in these transactions.

Tangible Book Value (“TBV”) excludes goodwill and intangible assets from total stockholders’ equity. We use TBV in measuring tangible book value per share as of a specific date.

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

Item 1:  Business Overview

22    CIT ANNUAL REPORT 2016

Acronyms

The following is a list of acronyms we use throughout this document:

Acronym	Definition	Acronym	Definition
AEA	Average Earnings Assets	HELOC	Home Equity Lines of Credit
AFR	Average Finance Receivables	HFI	Held for Investment
AFS	Available for Sale	HTM	Held to Maturity
AHFS	Assets Held for Sale	HUD	U.S. Department of Housing and Urban Development
ALLL	Allowance for Loan and Lease Losses	IT	Information Technology
ALM	Asset and Liability Management	LCM	Legacy Consumer Mortgages
AOCI	Accumulated Other Comprehensive Income	LCR	Liquidity Coverage Ratio
AOL	Average Operating Leases	LGD	Loss Given Default
ARM	Adjustable Rate Mortgage	LIHTC	Low Income Housing Tax Credit
ASC	Accounting Standards Codification	LOCOM	Lower of the Cost or Market Value
ASU	Accounting Standards Update	LTV	Loan-to-Value
AVA	Actuarial Valuation Allowance	MBS	Mortgage-Backed Securities
BHC	Bank Holding Company	MSR	Mortgage Servicing Rights
BPS	Basis point(s); 1bp=0.01%	NFM	Net Finance Margin
CCAR	Comprehensive Capital Analysis and Review	NFR	Net Finance Revenue
CDI	Core Deposit Intangibles	NII Sensitivity	Net Interest Income Sensitivity
CET 1	Common Equity Tier 1	NIM	Net Interest Margin
CRA	Community Reinvestment Act	NOLs	Net Operating Loss Carry-Forwards
CTA	Currency Translation Adjustment	NSP	Non-Strategic Portfolios
DCF	Discounted Cash Flows	OCC	Office of the Comptroller of the Currency
DPA	Deferred Purchase Agreement	OCI	Other Comprehensive Income
DTAs	Deferred Tax Assets	OREO	Other Real Estate Owned
DTLs	Deferred Tax Liabilities	OTTI	Other than Temporary Impairment
ECAP	Enterprise Stress Testing and Economic Capital	PAA	Purchase Accounting Adjustments
EMC	Executive Management Committee	PB	Primary Beneficiary
EPS	Earnings Per Share	PCI	Purchased Credit-Impaired Loans/Securities
ERM	Enterprise Risk Management	PD	Probability of Obligor Default
EVE	Economic Value of Equity	ROA	Return on Average Earning Assets
FDIC	Federal Deposit Insurance Corporation	ROTCE	Return on Tangible Common Stockholders’ Equity
FHA	Federal Housing Administration	SBA	Small Business Administration
FHC	Financial Holding Company	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SFR	Single Family Residential
FICO	Fair, Isaac Corporation	SGA	Selling, General and Administration Expenses
FLA	Financing and Leasing Assets	SIFI	Systemically Important Financial Institution
FNMA	Federal National Mortgage Association	SOP	Statement of Position
FRB	Board of Governors of the Federal Reserve System	TBV	Tangible Book Value
FRBNY	Federal Reserve Bank of New York	TCE	Tangible Common Stockholders’ Equity
FV	Fair Value	TDR	Troubled Debt Restructuring
GAAP	Accounting Principles Generally Accepted in the U.S.	TRS	Total Return Swaps
GSEs	Government-Sponsored Enterprises	UPB	Unpaid Principal Balance
HECM	Home Equity Conversion Mortgage	VIE	Variable Interest Entity

CIT ANNUAL REPORT 2016    23

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

A number of strategic issues affect our business, including how we allocate our capital and liquidity, our business strategy, our funding models, and the quality and efficiency of operations. We developed our strategy and business plan based upon certain assumptions, analyses, and financial forecasts, including with respect to our capital levels, funding model, credit ratings, revenue growth, earnings, interest margins, expense levels, cash flow, credit losses, liquidity and financing sources, lines of business and geographic scope, acquisitions and divestitures, equipment residual values, capital expenditures, retention of key employees, and the overall strength and stability of general economic conditions. Financial forecasts are inherently subject to many uncertainties and are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Accordingly, our actual financial condition and results of operations may differ materially from what we have forecast and we may not be able to reach our goals and targets. If we are unable to implement our strategic initiatives effectively, we may need to refine, supplement, or modify our business plan and strategy in significant ways. If we are unable to fully implement our business plan and strategy, it may have a material adverse effect on our business, results of operations and financial condition.

We may not be able to achieve the expected benefits from acquiring a business or assets or from disposing of a business or assets, which may have an adverse effect on our business or results of operations.

As part of our strategy and business plan, we may consider engaging in business or asset acquisitions or sales to manage our business, the products and services we offer, and our asset levels, credit exposures, or liquidity position. There are a number of risks inherent in acquisition and sale transactions, including the risk that we fail to identify or acquire key businesses or assets, that we fail to complete a pending transaction, that we fail to sell a business or assets that are considered non-strategic or high risk, that we overpay for an acquisition or receive inadequate consideration for a disposition, or that we fail to properly integrate an acquired company or to realize the anticipated benefits from the transaction. We acquired IMB HoldCo LLC and its subsidiary, OneWest Bank N.A., in 2015 and two businesses, Nacco SAS and Capital Direct Group, in 2014. We sold our equipment financing portfolio in the U.K. in January 2016; our equipment financing and corporate finance portfolios in Canada in October 2016; our equipment financing portfolios in Mexico and Brazil in 2015; and our student lending portfolio, small business lending portfolio, and various equipment financing portfolios in Europe, Asia, and Latin America in 2014. We have agreed to sell our Commercial Air business to Avolon Holdings Limited, an international commercial aircraft leasing company, and we have transferred our financings in Business Air and China into assets held for sale.

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

CIT must receive regulatory approval before it can acquire a bank or BHC or for any acquisition in which the assets acquired exceeds $10 billion. Similarly, when CIT is disposing of a business or assets, the purchaser may require regulatory and shareholder approval, including that of foreign regulators and shareholders, before it completes the transaction. We cannot be certain when or if, or on what terms and conditions, any required regulatory or shareholder approval may be granted. We may be required to sell assets or business units as a condition to receiving regulatory approval for an acquisition. If CIT fails to close a pending transaction for any reason, including failure to obtain either regulatory approvals or shareholder approval, CIT may be exposed to potential disruption of our business, diversion of management’s time and attention, risk from a failure to

Item 1A.  Risk Factors

24    CIT ANNUAL REPORT 2016

diversify our business and products, risk that we may not be able to return capital to shareholders as planned, and increased expenses without a commensurate increase in revenues.

As a result of economic cycles, general market conditions, and other factors, the value of certain asset classes may fluctuate and decline below their historic cost. If CIT is holding such businesses or asset classes, we may not recover our carrying value if we sell such businesses or assets or we may end up with a higher risk exposure to specific customers, industries, asset classes, or geographic regions than we have targeted. In addition, potential purchasers may be unwilling to pay an amount equal to the face value of a loan or lease if the purchaser is concerned about the quality of our credit underwriting. Potential purchasers may also be unwilling to pay adequate consideration for a business or assets depending on the nature of any financial, legal, or tax structures of the business, the regulatory or geographic exposure of the business, the projected growth rate of the business, or the size or nature of its outstanding commitments. These transactions, if completed, may reduce the size of our business and we may not be able to replace the lending and leasing activity associated with these businesses. As a result, future disposition of assets could have a material adverse effect on our business, financial condition and results of operations.

We may incur losses on loans, securities and other acquired assets of OneWest Bank that are materially greater than reflected in our fair value adjustments.

We accounted for the OneWest Transaction under the purchase method of accounting, recording the acquired assets and liabilities of OneWest Bank at fair value. All purchased credit impaired loans acquired in the OneWest Transaction were recorded at fair value based on the present value of their expected cash flows. We estimated cash flows using internal credit, interest rate and prepayment risk models using assumptions about matters that are inherently uncertain. We may not realize the estimated cash flows or fair value of these loans. In addition, although the difference between the pre-acquisition carrying value of the credit-impaired loans and their expected cash flows — the “non-accretable difference” — is available to absorb future charge-offs, we may be required to increase our allowance for credit losses and related provision expense because of subsequent additional deterioration in these loans.

Competition from both traditional competitors and new market entrants may adversely affect our market share, profitability, and returns.

Our markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. We have a wide variety of competitors that include captive and independent finance companies, commercial banks and thrift institutions, industrial banks, community banks, Internet banks, leasing companies, hedge funds, insurance companies, mortgage companies, manufacturers and vendors. Some of our non-bank competitors are not subject to the same extensive regulation we are and, therefore, may have greater flexibility in competing for business. In particular, the activity and prominence of so-called marketplace lenders and other technological financial service companies have grown significantly over recent years and is expected to continue growing.

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

If we are unable to address the competitive pressures that we face, we could lose market share, which could result in reduced net finance revenue and profitability and lower returns. On the other hand, if we meet those competitive pressures, it is possible that we could incur significant additional expense, experience lower returns due to compressed net finance revenue, and/or incur increased losses due to less rigorous risk standards.

Capital and Liquidity Risks

If we fail to maintain sufficient capital or adequate liquidity to meet regulatory capital guidelines, there could be a material adverse effect on our business, results of operations, and financial condition.

New and evolving capital and liquidity standards will have a significant effect on banks and BHCs. The Basel III Final Rule issued by the federal banking agencies requires BHCs and insured depository institutions to maintain more and higher quality capital than in the past. In addition, the federal banking agencies created a standardized minimum liquidity requirement for large and internationally active banking organizations, referred to as the “liquidity coverage ratio”, or “LCR”, which sets a minimum level of unencumbered high-quality liquid assets over a 30-day period. On June 1, 2016, the U.S. bank regulatory agencies issued a notice of proposed rulemaking to implement the net stable funding ratio, or “NSFR”, called for by the Basel III Final Framework, which promotes more medium and long-term funding over a one-year time horizon. If we incur future losses that reduce our capital levels, we may fail to maintain our regulatory capital or our liquidity above regulatory minimums and at economically satisfactory levels or to meet the required liquidity ratios. The enhanced prudential supervision requirements imposed on large BHCs pursuant to the Dodd-Frank Act also require a buffer of highly liquid assets based on projected stressed funding needs. The new capital standards could require CIT to maintain more and higher quality capital than previously expected and could limit our business activities (including lending) and our ability to expand organically or through acquisitions, to diversify our capital structure, or to pay dividends or otherwise return capital to shareholders. The new liquidity standards could also require CIT to hold higher levels of short-term investments, thereby reducing our ability to invest in longer-term or less liquid assets. If we fail to maintain the appropriate capital levels or adequate liquidity, we could become subject to a variety of formal or informal enforcement actions, which may include restrictions on our business activities, including limiting lending and leasing activities, limiting the expansion of our business, either organically or through acquisitions, requiring the raising of additional capital, which may be dilutive to shareholders, or requiring prior regulatory approval before taking certain actions,

CIT ANNUAL REPORT 2016    25

such as payment of dividends or otherwise returning capital to shareholders. If we are unable to meet any of these capital or liquidity standards, it may have a material adverse effect on our business, results of operations and financial condition.

Our Revolving Credit Facility also includes terms that require us to comply with regulatory capital requirements and, following the consummation of the sale of our Commercial Air business, maintain a Tier 1 regulatory capital ratio of at least 9.0%. If we are unable to satisfy these or any of the other relevant terms of the Revolving Credit Facility, the lenders could elect to terminate the Revolving Credit Facility and require us to repay outstanding borrowings. In such event, unless we are able to refinance the indebtedness coming due and replace the Revolving Credit Facility, we would likely not have sufficient liquidity for our business needs, which may have a material adverse effect on our business, results of operations and financial condition.

If we fail to maintain adequate liquidity or to generate sufficient cash flow to satisfy our obligations as they come due, whether due to a downgrade in our credit ratings or for any other reasons, it could materially adversely affect our future business operations.

CIT’s liquidity is essential for the operation of our business. Our liquidity, and our ability to issue debt in the capital markets or fund our activities through bank deposits, could be affected by a number of factors, including market conditions, our capital structure and capital levels, our credit ratings, and the performance of our business. An adverse change in any of those factors, and particularly a downgrade in our credit ratings, could negatively affect CIT’s liquidity and competitive position, increase our funding costs, or limit our access to the capital markets or deposit markets. Further, an adverse change in the performance of our business could have a negative impact on our operating cash flow. CIT’s credit ratings are subject to ongoing review by the rating agencies, which consider a number of factors, including CIT’s own financial strength, performance, prospects, and operations, as well as factors not within our control, including conditions affecting the financial services industry generally. There can be no assurance that we will maintain or improve our current ratings, which currently are not investment grade at the holding company level. If we experience a substantial, unexpected, or prolonged change in the level or cost of liquidity, or fail to generate sufficient cash flow to satisfy our obligations, it could materially adversely affect our business, financial condition, or results of operations.

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

CIT is a legal entity separate and distinct from its subsidiaries, including CIT Bank, and relies on dividends from its subsidiaries for a significant portion of its cash flow. Federal banking laws and regulations limit the amount of dividends that CIT Bank can pay to CIT. In addition, BHCs with assets in excess of $50 billion must develop and submit to the FRB for review an annual capital plan detailing their plans for the payment of dividends on their common or preferred stock or the repurchase of common stock. If our capital plan is not approved or if we do not satisfy applicable capital requirements, our ability to pay dividends or undertake other capital actions may be restricted. We received a qualitative objection to our initial capital plan in 2016. On October 6, 2016, we announced that we had received a “non-objection” from the FRBNY to our amended capital plan. We will submit our next annual capital plan in April 2017. We cannot determine whether the FRBNY will object to future capital returns.

Regulatory and Legal Risks

We could be adversely affected by the additional enhanced prudential supervision requirements applicable to large banking organizations.

When we acquired IMB Holdco LLC and its subsidiary, OneWest Bank we exceeded the $50 billion threshold and became subject to the FRB’s enhanced prudential standards applicable to BHC’s with an average of $50 billion or more of assets for the prior four quarters. There are a number of regulations that are now applicable to us that are not applicable to smaller banking organizations, including but not limited to enhanced rules on capital plans and stress testing, enhanced governance standards, liquidity stress testing and enhanced reporting requirements, and a requirement to develop a resolution plan. Each of these rules required CIT to dedicate significant time, effort, and expense during 2016 to comply with the enhanced standards and requirements, and we expect to continue dedicating significant time, effort , and expense during 2017 and thereafter. If we fail to develop at a reasonable cost the systems and processes necessary to comply with the enhanced standards and requirements imposed by these rules, it could have a material adverse effect on our business, financial condition, or results of operations.

Our business is subject to significant government regulation and supervision and we could be adversely affected by banking or other regulations, including new regulations or changes in existing regulations or the application thereof.

The financial services industry, in general, is heavily regulated. We are subject to the comprehensive, consolidated supervision of the FRB, including risk-based and leverage capital requirements and information reporting requirements. In addition, CIT Bank is subject to supervision by the OCC, including risk-based

Item 1A.  Risk Factors

26    CIT ANNUAL REPORT 2016

and leverage capital requirements and information reporting requirements. This regulatory oversight is established to protect depositors, federal deposit insurance funds and the banking system as a whole, and is not intended to protect debt and equity security holders. If we fail to satisfy regulatory requirements applicable to bank holding companies that have elected to be treated as financial holding companies, including maintaining our status as well managed and well capitalized, our financial condition and results of operations could be adversely affected, and we may be restricted in our ability to undertake certain capital actions (such as declaring dividends or repurchasing outstanding shares) or to engage in certain activities or acquisitions. In addition, our banking regulators have significant discretion in the examination and enforcement of applicable banking statutes and regulations, and may restrict our ability to engage in certain activities or acquisitions, or may require us to maintain more capital.

Proposals for legislation to further regulate, restrict, and tax certain financial services activities are continually being introduced in the United States Congress and in state legislatures. The Dodd-Frank Act, which was adopted in 2010, constitutes the most wide-ranging overhaul of financial services regulation in decades, including provisions affecting, among other things, (i) corporate governance and executive compensation of companies whose securities are registered with the SEC, (ii) FDIC insurance assessments based on asset levels rather than deposits, (iii) minimum capital levels for BHCs, (iv) derivatives activities, proprietary trading, and private investment funds offered by financial institutions, and (v) the regulation of large financial institutions. In addition, the Dodd-Frank Act established additional regulatory bodies, including the Financial Stability Oversight Council (“FSOC”), which is charged with identifying systemic risks, promoting stronger financial regulation, and identifying those non-bank companies that are “systemically important”, and the Consumer Financial Protection Bureau (“CFPB”), which has broad authority to establish a federal regulatory framework for consumer financial protection. The agencies regulating the financial services industry periodically adopt changes to their regulations and are still finalizing regulations to implement various provisions of the Dodd-Frank Act. In recent years, regulators have increased significantly the level and scope of their supervision and regulation of the financial services industry. We are unable to predict the form or nature of any future changes to statutes or regulation, including the interpretation or implementation thereof. Such increased supervision and regulation could significantly affect our ability to conduct certain of our businesses in a cost-effective manner, restrict the type of activities in which we are permitted to engage, or subject us to stricter and more conservative capital, leverage, liquidity, and risk management standards. Any such action could have a substantial impact on us, significantly increase our costs, limit our growth opportunities, affect our strategies and business operations and increase our capital requirements, and could have an adverse effect on our business, financial condition and results of operations. While the change in administration in the U.S. may ultimately roll back or modify certain of the regulations adopted in recent years, including regulations adopted or proposed pursuant to the Dodd-Frank Act, uncertainty about the timing and scope of any such changes as well as the cost of complying with a new regulatory regime, may negatively impact our businesses, at least in the short term, even if the long-term impact of any such changes are positive for our businesses.

Our Aerospace, Rail, Maritime and other equipment financing operations are subject to various laws, rules, and regulations administered by authorities in jurisdictions where we do business. In the U.S., our equipment leasing operations, including for aircraft, railcars, ships, and other equipment, are subject to rules and regulations relating to safety, operations, maintenance, and mechanical standards promulgated by various federal and state agencies and industry organizations, including the U.S. Department of Transportation, the Federal Aviation Administration, the Federal Railroad Administration, the Association of American Railroads, the Maritime Administration, the U.S. Coast Guard, and the U.S. Environmental Protection Agency. Similar governmental agencies issue similar rules and regulations in other countries in which we do business. In 2015, the U.S. Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and Transport Canada (“TC”) each released final rules establishing enhanced design and performance criteria for tank cars loaded with a flammable liquid and requiring retrofitting of existing tank cars to meet the enhanced standards within a specified time frame. In addition, the U.S. Congress enacted the Fixing America’s Surface Transportation Act (“FAST Act”), which, among other things, expanded the scope of tank cars classified as carrying flammable liquids, added additional design and performance criteria for tank cars in flammable service, and required additional studies of certain criteria established by PHMSA and TC. In addition, state agencies regulate some aspects of rail and maritime operations with respect to health and safety matters not otherwise preempted by federal law. Our business operations and our equipment leasing portfolios may be adversely impacted by rules and regulations promulgated by governmental and industry agencies, which could require substantial modification, maintenance, or refurbishment of our aircraft, railcars, ships, or other equipment, or potentially make such equipment inoperable or obsolete. Violations of these rules and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeitures of assets.

We are currently involved in a number of legal proceedings, and may from time to time be involved in government investigations and inquiries, related to the conduct of our business, the results of which could have a material adverse effect on our business, financial condition, or results of operation.

We are currently involved in a number of legal proceedings, and may from time to time be involved in government and regulatory investigations and inquiries, relating to matters that arise in connection with the conduct of our business (collectively, “Litigation”). We are also at risk when we have agreed to indemnify others for losses related to Litigation they face, such as in connection with the sale of a business or assets by us. It is inherently difficult to predict the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages. We cannot state with certainty what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter will be, if any. The actual results from resolving Litigation matters may involve substantially higher costs and expenses than the amounts reserved or amounts estimated to be reasonably possible, or judgments may be rendered, or fines or penalties assessed in matters for which we have no reserves or have not estimated reasonably possible losses. Adverse judgments, fines or penalties in one or more Litigation

CIT ANNUAL REPORT 2016    27

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

The mortgage industry, including both forward mortgages and reverse mortgages, is largely dependent upon the FHA, HUD and government-sponsored enterprises, like the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). There can be no guarantee that any or all of these entities will continue to

Item 1A.  Risk Factors

28    CIT ANNUAL REPORT 2016

participate in the mortgage industry, including forward mortgages and reverse mortgages, or that they will not make material changes to the laws, regulations, rules or practices applicable to the mortgage industry. For example, the FHA has issued regulations since January 1, 2013, governing its reverse mortgage program that impact initial mortgage insurance premiums and principal limit factors, impose restrictions on the amount of funds that senior borrowers may draw down at closing and during the first 12 months after closing, and will require a financial assessment for all borrowers to ensure that they have the capacity and willingness to meet their financial obligations and the terms of the reverse mortgage. In addition, the changes require borrowers to set aside a portion of the loan proceeds they receive at closing (or withhold a portion of monthly loan disbursements) for the payment of property taxes and homeowners insurance based on the results of the financial assessment. Similarly, the CFPB has issued new rules for mortgage origination and mortgage servicing. Both the origination and servicing rules create new private rights of action for consumers against lenders and servicers in the event of certain violations.

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

If we are determined to be liable with respect to interest curtailment obligations related to reverse mortgages arising out of servicing errors, and we are required to record incremental charges for such amounts, there may be an adverse impact on our results of operations or financial condition.

We have acquired and securitized reverse mortgages for which we have retained the servicing rights. Certain of these mortgage loans are insured and guaranteed by the FHA, which is administered by HUD. FHA regulations provide that servicers must meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. Failure to timely meet any processing deadline may stop the accrual of debenture interest otherwise payable in satisfaction of a claim under the FHA mortgage insurance contract and the servicer may be responsible to HUD for debenture interest that is not self-curtailed or for making the credit owner whole for any interest curtailed by HUD due to not meeting the required event-specific timeframes. The penalty HUD applies for failure to meet the foreclosure timeline is curtailment of interest from the date of failure (e.g. the date to take the first legal action in the foreclosure process is missed) to the claims settlement date, which might be months or years after the missed deadline.

As a servicer of reverse mortgage loans owned by the GSEs, the servicing guides provide that servicers may become liable for curtailed interest for certain delays in completing the foreclosure process with respect to defaulted loans in accordance with servicer guides. If we are required to record incremental charges for interest curtailment obligations, there may be a material adverse effect on our results of operations or financial condition.

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

Most of our business is diversified by customer, industry, and geography. However, although our Commercial Aerospace business, most of which is subject to a definitive sale agreement and classified as a discontinued operation, is diversified by customer and geography, it is concentrated in one industry. If there is a significant downturn in commercial air travel, it could have a material adverse effect on our business and results of operations.

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

CIT ANNUAL REPORT 2016    29

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

Our financing and leasing assets include a significant portion of leased equipment, including but not limited to railcars and locomotives, technology and office equipment, and medical equipment, along with aircraft included in discontinued operations. The realization of equipment values (residual values) during the life and at the end of the term of a lease is an important element in the profitability of our leasing business. At the inception of each lease, we record a residual value for the leased equipment based on our estimate of the future value of the equipment at the end of the lease term or end of the equipment’s estimated useful life.

If the market value of leased equipment decreases at a rate greater than we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, recession or other adverse economic conditions, or other factors, it could adversely affect the current values or the residual values of such equipment. For example, as the price of or demand for crude oil, coal, or other commodities goes up or down, it may affect the demand for railcars used to ship such commodities and the lease rates for such railcars, which could ultimately affect the residual values of such railcars.

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

In addition, our foreign operations generally conduct business in foreign currencies, which subject us to foreign currency exchange rate fluctuations. These exposures, if not effectively hedged could have a material adverse effect on our investment in international operations and the level of international revenues that we generate from international financing and leasing transactions. Reported results from our operations in foreign countries may fluctuate from period to period due to exchange rate movements in relation to the U.S. dollar.

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

Item 1A.  Risk Factors

30    CIT ANNUAL REPORT 2016

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

Although interest rates are currently lower than usual, any significant decrease in market interest rates may result in a change in net interest margin and net finance revenue. A substantial portion of our loans and other financing products, and a portion of our deposits and other borrowings, bear interest at floating interest rates. If interest rates increase, monthly interest obligations owed by our customers to us will also increase, as will our own interest expense. Demand for our loans or other financing products may decrease as interest rates rise or if interest rates are expected to rise in the future. In addition, if prevailing interest rates increase, some of our customers may not be able to make the increased interest payments or refinance their balloon and bullet payment transactions, resulting in payment defaults and loan impairments. Conversely, if interest rates remain low, our interest expense may decrease, but our customers may refinance the loans they have with us at lower interest rates, or with others, leading to lower revenues. As interest rates rise and fall over time, any significant change in market rates may result in a decrease in net finance revenue, particularly if the interest rates we pay on our deposits and other borrowings and the interest rates we charge our customers do not change in unison, which may have a material adverse effect on our business, operating results, and financial condition.

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

CIT ANNUAL REPORT 2016    31

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

Management of CIT is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. If we identify material weaknesses or other deficiencies in our internal controls, or if material weaknesses or other deficiencies exist that we fail to identify, our risk will be increased that a material misstatement to our annual or interim financial statements will not be prevented or detected on a timely basis. Any such potential material misstatement, if not prevented or detected, could require us to restate previously released financial statements and could otherwise have a material adverse effect on our business, results of operations, and financial condition. As of December 31, 2016, CIT has two material weaknesses outstanding in our internal controls related to information technology and in the Financial Freedom reverse mortgage servicing business related to the Home Equity Conversion Mortgages interest curtailment reserve. See Item 9A. Controls and Procedures.

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

In the second quarter of 2016, the FRB, other federal banking agencies and the SEC jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which include a bank or BHC with $1 billion or more of assets, such as CIT and CIT Bank. Although the proposed rules include more

Item 1A.  Risk Factors

32    CIT ANNUAL REPORT 2016

stringent requirements, particularly for larger institutions, it cannot be determined at this time whether or when a final rule will be adopted. Compliance with such a final rule may substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, our business, financial condition and results of operations would be adversely affected.

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

CIT ANNUAL REPORT 2016    33

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

The financial services industry is continually undergoing rapid technological change with frequent introduction of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our continued success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that satisfy customer demands and create efficiencies in our operations. If we are unable to effectively implement new technology-driven products and services that allow us to remain competitive or be successful in marketing these products and services to our customers, or if we implement technology that is susceptible to information security breaches or cyber security attacks, it may have a material adverse effect on our business.

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

In recent years, there have been several well-publicized attacks on retailers, financial services companies, social media companies, and personal, proprietary, and public e-mail systems in which the perpetrators gained unauthorized access to confidential information and customer data, often through the introduction of computer viruses or malware, cyber attacks, phishing, or other means. There have also been a series of denial of service attacks on large financial services companies. In a denial of service attack, hackers flood commercial websites with extraordinarily high volumes of traffic, with the goal of disrupting the ability of commercial enterprises to process transactions and possibly making their websites unavailable to customers for extended periods of time. Even if not directed at CIT specifically, attacks on other entities with whom we do business or on whom we otherwise rely or attacks on financial or other institutions important to the overall functioning of the financial system could adversely affect, directly or indirectly, aspects of our business.

Since January 1, 2014, we have not experienced any material information security breaches involving either proprietary or customer information. However, if we experience cyber attacks or other information security breaches in the future, either the Company or its customers may suffer material losses. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the prominent size and scale of CIT and its role in the financial services industry, our plans to continue to implement our online banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served, our geographic footprint and international presence, the outsourcing of some of our business operations, and the continued uncertain global economic environment. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

Item 1A.  Risk Factors

34    CIT ANNUAL REPORT 2016

Item 1B. Unresolved Staff Comments

There are no unresolved SEC staff comments.

Item 2. Properties

CIT primarily operates in North America, with additional locations in Europe, and Asia. CIT occupies approximately 1.9 million square feet of space, which includes office space and branch network, the majority of which is leased.

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

Item 4. Mine Safety Disclosures

Not applicable.

CIT ANNUAL REPORT 2016    35

Part Two

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information — CIT’s common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “CIT.”

The following tables set forth the high and low reported closing prices for CIT’s common stock.

	2016		2015
Common Stock	High	Low	High	Low
First Quarter	$39.70	$25.65	$47.83	$43.34
Second Quarter	$34.57	$28.45	$48.07	$44.62
Third Quarter	$36.88	$30.66	$48.51	$39.61
Fourth Quarter	$43.85	$35.25	$46.14	$39.70

Holders of Common Stock — As of February 13, 2017, there were 45,971 beneficial holders of common stock.

Dividends — We declared the following dividends in 2016 and 2015:

	Per Share Dividend
Declaration Date	2016	2015
January	$0.15	$0.15
April	$0.15	$0.15
July	$0.15	$0.15
October	$0.15	$0.15

On January 18, 2017, the Board of Directors declared a quarterly cash dividend of $0.15 per share payable on February 24, 2017 to shareholders of record on February 10, 2017.

Shareholder Return — The following graph shows the annual cumulative total shareholder return for common stock during the period from December 31, 2011 to December 31, 2016. The chart also shows the cumulative returns of the S&P 500 Index and S&P Banks Index for the same period. The comparison assumes $100 was invested on December 31, 2011. Each of the indices shown assumes that all dividends paid were reinvested.

CIT STOCK PERFORMANCE DATA

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

36    CIT ANNUAL REPORT 2016

Securities Authorized for Issuance Under Equity Compensation Plans — There were two equity compensation plans in effect during 2016. The Amended and Restated CIT Group Inc. Long-Term Incentive Plan was approved by the Bankruptcy Court in 2009 and did not require shareholder approval. The CIT Group Inc. 2016 Omnibus Incentive Plan was approved by shareholders in 2016. Equity awards associated with these plans are presented in the following table.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders and the Court	7,268	$33.80	6,284,699*

*	Excludes the number of securities to be issued upon exercise of outstanding options and 3,286,786 shares underlying outstanding awards granted to employees and/or directors that are unvested and/or unsettled.

During 2016, we had no equity compensation plans that were not approved by shareholders or the Court. For further information on our equity compensation plans, including the weighted average exercise price, see Item 8. Financial Statements and Supplementary Data, Note 20 — Retirement, Postretirement and Other Benefit Plans.

Issuer Purchases of Equity Securities — There were no authorized share repurchase programs in effect during 2016. In April 2015, the Board authorized a $200 million share repurchase program. In January and April 2014, the Board of Directors approved the repurchase of up to $307 million and $300 million, respectively, of common stock through December 31, 2014. On July 22, 2014, the Board of Directors approved an additional repurchase of up to $500 million of common stock through June 30, 2015. All of these approved purchases were completed. Management determined the timing and amount of shares repurchased under the share repurchase authorizations based on market conditions and other considerations. The repurchases were effected via open market purchases and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. The repurchased common stock is held as treasury shares and may be used for the issuance of shares under CIT’s employee stock plans.

We received a non-objection letter from the Federal Reserve Bank of New York to return up to $3.3 billion of capital to shareholders that would occur in conjunction with the Commercial Air separation.* The Company’s management and the Board will determine the timing and amount of any share repurchases and special dividends that may be authorized based on market conditions and other considerations. Any share repurchases may be effected in the open market, through derivative, accelerated share repurchase, and other negotiated transactions, and through plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934.

Unregistered Sales of Equity Securities — There were no sales of common stock during 2016 and 2014. During the third quarter of 2015, the Company issued 30.9 million shares of unregistered common stock held in treasury, mostly repurchased through share buyback plans, as a component of the purchase price paid for the acquisition of OneWest Bank. In addition, there were issuances of common stock under equity compensation plans and an employee stock purchase plan, both of which are subject to registration statements.

*	Amended capital plan approval authorizes CIT to return $2.975 billion of common equity from the net proceeds of the Commercial Air sale; additional $0.325 billion contingent upon the issuance of a similar amount of Tier 1 qualifying preferred stock.

CIT ANNUAL REPORT 2016    37

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

Select Data (dollars in millions, except per share data)

	At or for the Years Ended December 31,
	2016	2015	2014	2013	2012
Select Statement of Operations Data
Net interest revenue	$1,158.3	$713.8	$440.5	$439.2	$(464.5)
Provision for credit losses	(194.7)	(158.6)	(104.4)	(75.3)	(41.7)
Total non-interest income	1,182.2	1,167.7	1,213.5	1,183.0	1,407.7
Total non-interest expenses	2,124.9	1,536.9	1,305.1	1,252.2	1,208.7
(Loss) income from continuing operations	(182.6)	724.1	675.7	238.4	(388.8)
Net (loss) income	(848.0)	1,034.1	1,119.1	675.7	(592.3)
Per Common Share Data
Diluted (loss) income per common share — continuing operations	$(0.90)	$3.89	$3.57	$1.18	$(1.94)
Diluted (loss) income per common share	$(4.20)	$5.55	$5.91	$3.35	$(2.95)
Book value per common share	$49.50	$54.45	$50.07	$44.78	$41.49
Tangible book value per common share	$45.41	$48.33	$47.59	$43.56	$40.22
Dividends declared per common share	$0.60	$0.60	$0.50	$0.10	$–
Dividend payout ratio	NM	10.8%	8.5%	3.0%	–
Performance Ratios
Pre-tax return from continuing operations on average tangible common stockholders’ equity	0.2%	1.9%	2.8%	3.4%	(3.6)%
Return (continuing operations) on average common stockholders’ equity	(1.6)%	7.5%	7.7%	2.8%	(4.6)%
Net finance revenue as a percentage of average earning assets	3.60%	3.47%	3.30%	3.37%	0.11%
Return on average earning assets	(1.78)%	2.72%	3.74%	2.41%	(2.31)%
Return on average continuing operations total assets	(0.34)%	1.68%	2.01%	0.78%	(1.39)%
Balance Sheet Data
Loans including receivables pledged	$29,535.9	$30,518.7	$18,260.6	$17,745.3	$16,304.5
Allowance for loan losses	(432.6)	(347.0)	(334.2)	(339.1)	(353.0)
Operating lease equipment, net	7,486.1	6,851.7	5,980.9	4,765.7	4,304.2
Goodwill	685.4	1,063.2	432.3	233.7	245.0
Total cash and deposits	6,430.6	7,652.4	6,155.2	5,369.0	6,139.7
Investment securities	4,491.1	2,953.7	1,550.3	2,630.2	1,065.5
Assets of discontinued operation	13,220.7	13,059.6	12,493.7	14,742.1	14,625.6
Total assets	64,170.2	67,391.9	47,755.5	46,996.8	43,860.1
Deposits	32,304.3	32,761.4	15,838.7	12,523.3	9,681.5
Borrowings	14,935.5	16,350.3	15,969.7	16,036.5	15,683.5
Liabilities of discontinued operation	3,737.7	4,302.0	3,818.1	6,993.7	7,540.3
Total common stockholders’ equity	10,002.7	10,944.7	9,057.9	8,838.8	8,334.8
Credit Quality
Non-accrual loans as a percentage of finance receivables	0.94%	0.83%	0.88%	1.28%	1.83%
Net charge-offs as a percentage of average finance receivables	0.37%	0.58%	0.55%	0.47%	0.48%
Allowance for loan losses as a percentage of finance receivables	1.46%	1.14%	1.83%	1.91%	2.17%
Capital Ratios
Total ending equity to total ending assets	15.6%	16.2%	19.0%	18.8%	19.0%
Common Equity Tier 1 Capital Ratio (fully phased-in)	13.8%	12.6%	–	–	–
Tier 1 Capital Ratio (fully phased-in)	13.8%	12.6%	14.5%	16.7%	16.2%
Total Capital Ratio (fully phased-in)	14.6%	13.2%	15.1%	17.4%	17.0%

NM — Not meaningful due to the net loss.

Item 6:  Selected Financial Data

38    CIT ANNUAL REPORT 2016

The following revenues and expenses are reflective of continuing operations. See footnote “(5)” below the table for note on average borrowings balance and the related expense and rate.

Average Balances(1) and Associated Income and Expense for the year ended: (dollars in millions)

	December 31, 2016			December 31, 2015			December 31, 2014
	Average Balance	Revenue / Expense(6)	Average Rate (%)	Average Balance	Revenue / Expense(6)	Average Rate (%)	Average Balance	Revenue / Expense(6)	Average Rate (%)
Interest bearing deposits	$6,450.6	$33.1	0.51%	$5,486.6	$17.1	0.31%	$4,652.5	$17.7	0.38%
Securities purchased under agreements to resell	–	–	–	411.5	2.3	0.56%	242.3	1.2	0.50%
Investment securities	3,384.0	98.8	2.92%	2,239.3	51.8	2.31%	1,667.6	16.6	1.00%
Loans (including held for sale)(2)(3)
U.S.(2)	30,482.5	1,708.8	5.85%	22,810.3	1,189.2	5.58%	15,726.3	834.2	5.81%
Non-U.S.	1,037.1	95.0	9.16%	2,016.2	185.3	9.19%	3,269.0	285.9	8.75%
Total loans(2)	31,519.6	1,803.8	5.97%	24,826.5	1,374.5	5.89%	18,995.3	1,120.1	6.35%
Total interest earning assets / interest income(2)(3)	41,354.2	1,935.7	4.83%	32,963.9	1,445.7	4.59%	25,557.7	1,155.6	4.78%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	5,855.4	447.1	7.64%	5,178.9	491.2	9.48%	4,846.8	454.9	9.39%
Non-U.S.(4)	1,367.4	109.8	8.03%	1,180.7	112.6	9.54%	923.1	93.2	10.10%
Total operating lease equipment, net(4)	7,222.8	556.9	7.71%	6,359.6	603.8	9.49%	5,769.9	548.1	9.50%
Indemnification assets	373.8	(24.2)	(6.47)%	188.6	(0.5)	(0.27)%	–	–	–
Total earning assets(2)	48,950.8	$2,468.4	5.18%	39,512.1	$2,049.0	5.39%	31,327.6	$1,703.7	5.69%
Non interest earning assets
Cash due from banks	882.1			967.6			836.5
Allowance for loan losses	(390.8)			(333.0)			(334.9)
All other non-interest earning assets	4,048.3			2,958.3			1,719.0
Assets of discontinued operation	13,021.2			12,333.1			12,854.9
Total Average Assets	$66,511.6			$55,438.1			$46,403.1
Average Liabilities
Borrowings
Deposits	$31,545.1	$394.8	1.25%	$22,762.7	$330.1	1.45%	$13,890.9	$231.0	1.66%
Borrowings(5)	15,493.6	358.4	2.31%	15,519.1	401.3	2.59%	15,977.0	484.1	3.03%
Total interest-bearing liabilities	47,038.7	753.2	1.60%	38,281.8	731.4	1.91%	29,867.9	715.1	2.39%
Non-interest bearing deposits	1,177.5			503.6			56.9
Credit balances of factoring clients	1,286.6			1,492.4			1,368.5
Other non-interest bearing liabilities	1,689.2			1,541.0			1,321.9
Liabilities of discontinued operation	4,236.5			3,975.6			4,950.4
Noncontrolling interests	0.5			(0.9)			7.0
Stockholders’ equity	11,082.6			9,644.6			8,830.5
Total Average Liabilities and Stockholders’ Equity	$66,511.6			$55,438.1			$46,403.1
Net revenue spread			3.58%			3.48%			3.30%
Impact of non-interest bearing sources			0.02%			(0.01)%			–
Net revenue / yield on earning assets(2)		$1,715.2	3.60%		$1,317.6	3.47%		$988.6	3.30%

(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the years presented. Average rates are impacted by PAA and FSA accretion and amortization.

(2)	The rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of Maintenance and other operating lease expenses.

(5)	The interest expense presented pertains only to continuing operations and reflects the allocation of interest expense to discontinued operations. The average rate for borrowings before the allocation of interest expense to discontinued operations was 4.15% for 2016, 4.31% for 2015 and 5.53% for 2014.

(6)	Interest and expense and average rates include PAA and FSA accretion, including amounts accelerated due to redemptions or extinguishments, and accelerated original issue discount on debt extinguishment related to the TRS Transactions.

CIT ANNUAL REPORT 2016    39

The table below disaggregates CIT’s year-over-year changes (2016 versus 2015 and 2015 versus 2014) in net interest revenue and operating lease margins as presented in the preceding tables between volume (level of lending or borrowing) and rate (rates charged customers or incurred on borrowings). Volume change is calculated as change in volume times the previous rate, while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total. See “Net Finance Revenue” section for further discussion.

Changes in Net Finance Revenue (dollars in millions)

	2016 Compared to 2015			2015 Compared to 2014
	Increase (decrease) due to change in:			Increase (decrease) due to change in:
	Volume	Rate	Net	Volume	Rate	Net
Interest Income
Loans (including held for sale and net of credit balances of factoring clients)	$368.8	$60.5	$429.3	$275.0	$(20.6)	$254.4
Interest bearing deposits	3.4	12.6	16.0	2.9	(3.5)	(0.6)
Securities purchased under agreements to resell	(1.1)	(1.2)	(2.3)	0.9	0.2	1.1
Investments	31.1	15.9	47.0	7.2	28.0	35.2
Interest income	402.2	87.8	490.0	286.0	4.1	290.1
Operating lease equipment, net (including held for sale)(1)	75.5	(122.4)	(46.9)	56.0	(0.3)	55.7
Indemnification assets	(1.0)	(22.7)	(23.7)	(0.5)	–	(0.5)
Interest Expense
Interest on deposits	114.5	(49.8)	64.7	131.8	(32.7)	99.1
Borrowings	(0.7)	(42.2)	(42.9)	(13.5)	(69.3)	(82.8)
Interest expense	113.8	(92.0)	21.8	118.3	(102.0)	16.3
Net finance revenue	$362.9	$34.7	$397.6	$223.2	$105.8	$329.0
Loans U.S. and Non-U.S. (including held for sale and net of credit balances of factoring clients):
U.S.	$458.5	$61.1	$519.6	$389.5	$(34.5)	$355.0
Non-U.S.	(89.7)	(0.6)	(90.3)	(114.5)	13.9	(100.6)

(1)	Operating lease rental income is a significant source of revenue; therefore, we have presented the net revenues.

Item 6:  Selected Financial Data

40    CIT ANNUAL REPORT 2016

Item 7. Management’s Discussion and Analysis of Financial Condition and Results
of Operations

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

BACKGROUND

CIT Group Inc., together with its subsidiaries (collectively “we”, “our”, “CIT” or the “Company”), has provided financial solutions to its clients since its formation in 1908. We provide financing, leasing and advisory services principally to middle market companies in a wide variety of industries primarily in North America, and equipment financing and leasing solutions to the transportation industry. We had $46.8 billion of earning assets from continuing operations at December 31, 2016. CIT is a bank holding company (“BHC”) and a financial holding company (“FHC”). CIT provides a full range of banking and related services to commercial and individual customers through its bank subsidiary, CIT Bank, N.A., which includes 70 branches located in southern California, and its online bank, bankoncit.com, and through other offices in the U.S. and select international locations.

CIT is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956. CIT Bank, N.A. is regulated by the Office of the Comptroller of the Currency, U.S. Department of the Treasury (“OCC”).

On October 6, 2016, we entered into a definitive agreement to sell the Commercial Air business, except for certain commercial aerospace loans and investments in CIT Bank, and our investment in two joint ventures (collectively “TC-CIT Aviation”). The Commercial Air business, along with our Business Air and Financial Freedom businesses, were reported as discontinued operations. All prior period balances have been conformed. Results from our discontinued operations are discussed in the following section and Note 2 — Acquisition and Discontinued Operations in Item 8. Financial Statements and Supplementary Data.

Effective as of August 3, 2015, CIT Group Inc. (“CIT”) acquired IMB HoldCo LLC (“IMB”), the parent company of OneWest Bank, National Association, a national banking association (“OneWest Bank”). Upon acquisition, CIT Bank, then a Utah-state chartered bank and a wholly owned subsidiary of CIT, merged with and into OneWest Bank (the “OneWest Transaction”), with OneWest Bank surviving as a wholly-owned subsidiary of CIT with the name CIT Bank, National Association, a national banking association (“CIT Bank” or “CIT Bank, N.A.”). See Note 2 — Acquisitions and Discontinued Operations in Item 8. Financial Statements and Supplementary Data for a summary of the assets acquired and liabilities assumed.

The consolidated financial statements include the effects of Purchase Accounting Adjustments (“PAA”) upon completion of the OneWest Transaction, as required by U.S. GAAP. Accretion and amortization of certain PAA are included in the consolidated Statements of Income, primarily impacting Net Finance Revenue (Interest income and interest expense) and Non-interest expenses.

Due to changes in our business, our segments have been realigned since they were reported in our 2015 Annual Report and have been further refined during the fourth quarter of 2016. As of December 31, 2016, CIT manages its business and reports its financial results in three operating segments: Commercial Banking, Consumer Banking, and Non-Strategic Portfolios (“NSP”), and a non-operating segment, Corporate and Other. All prior periods were conformed to reflect the changes. See Business Segments in Item 1. Business Overview for a summary of changes and other segment information. Business segments and results are discussed later in this section and presented in Note 25 — Business Segment Information in Item 8. Financial Statements and Supplementary Data.

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk contain financial terms that are relevant to our business and a Glossary of key terms has been updated and is included at the end of Item 1. Business Overview in this document. In limited instances, Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of the Company. See “Non-GAAP Financial Measurements” for a reconciliation of these financial measures to comparable financial measures based on U.S. GAAP.

2016 ACCOMPLISHMENTS AND FINANCIAL REVIEW

2016 PRIORITIES AND ACCOMPLISHMENTS

We are committed to delivering long-term value for shareholders by focusing on the following priorities:

Focus on Core Businesses: Invest in growth, strengthen our capabilities with respect to our primary lending, leasing and depository solutions for small business and middle market customers, while we seek to optimize value by exiting non-core businesses. Examples include:

-	We signed a definitive agreement in October 2016 to sell our Commercial Air business for $10.0 billion, which represents a 6.7% premium to net assets. The transaction is targeted to close by the end of the first quarter of 2017, subject to certain pending conditions described below; and

-	We sold our U.K. Equipment Finance business in the first quarter of 2016 and our Canada Equipment and Corporate Finance businesses in October 2016.

CIT ANNUAL REPORT 2016    41

Improve Profitability and Return Capital: Achieve a return on tangible common equity (ROTCE) of 10 percent by 2018 by executing on our strategic and expense reduction initiatives. Examples include:

-	Our return on tangible common equity (“ROTCE”)(1) excluding noteworthy items for total CIT for the year ended December 31, 2016, was 8%. (ROTCE for the year was not meaningful due to the net loss.);

-	We met our goal to be about a third of the way through our expense savings target by year end as discussed further below;

-	We closed two offices, combined systems and integrated OneWest Bank, and addressed certain legacy OneWest Bank issues.

-	We redeployed cash at CIT Bank, N.A. into higher-yielding “High Quality Liquid Assets.” The year end 2016 investment securities balance increased to $4.5 billion from $3.0 billion at December 31, 2015, while the average yield increased to 2.9% in 2016 from 2.3% in 2015;

-	We maintained our quarterly dividend at $0.15 per share; and

-	We received a non-objection from the Federal Reserve Bank of New York to return up to $3.3 billion of capital to shareholders that would occur in conjunction with the Commercial Air separation(2).

Maintain Strong Risk Management: The improvement in CIT’s credit ratings reflects the strength of our franchises, robust liquidity and capital positions and the expansion and diversification of deposit funding. Examples include:

-	We maintained strong regulatory capital ratios;

-	We maintained solid credit metrics despite some increased provisioning in the maritime and energy portfolios; and

-	We enhance our capital planning process.

Expense Savings Summary

Our cost reduction plan is focused in three main areas:

-	organization simplification: structuring the company to be more efficient while ensuring we have the talent and resources;

-	third-party efficiencies: includes items such as evaluating vendor agreements, improving processes and reducing travel costs; and

-	technology and operational improvements:, reengineering processes and automating certain functions, as well as standardizing technology.

We plan to eliminate $150 million of operating expense from continuing operations by 2018 compared to our normalized annual run rate of approximately $1.2 billion in the fourth quarter of 2015. This includes our original target of $125 million plus an additional $25 million of indirect costs associated with the Commercial Air sale. While the aggregate reduction target has not changed, we recasted the way we are tracking the operating expense reductions as a result of transferring Commercial Air to discontinued operations. The $80 million reduction in expenses associated with the Commercial Air business reflects $55 million of direct costs in discontinued operations and $25 million of indirect costs that remain in continuing operations.

Although our total expenses were up in 2016 due to elevated operational costs and costs from strategic initiatives, we completed one-third of the underlying annual expense save target in 2016, primarily through organizational changes. Given investments in/planned improvements to our CCAR capabilities and other strategic initiatives, we expect costs to remain elevated in the first quarter of 2017 as we prepare for the capital plan submission and to decline thereafter.

Commercial Air Sale Summary

On October 6, 2016, we announced a definitive agreement to sell Commercial Air, our commercial aircraft leasing business, to Avolon Holdings Limited (“Avolon”), an international aircraft leasing company and a wholly-owned subsidiary of Bohai Capital Holding Co. Ltd. (“Bohai”).

The sale includes the Commercial Air operations, forward order commitments, and certain assets and liabilities. The aggregate purchase price payable by the Purchaser and its subsidiaries to CIT and its subsidiaries for the Transaction (the “Purchase Price”) will be an amount in cash equal to (a) the adjusted net asset amount of the Business (the “Net Asset Value” as defined by the purchase and sale agreement) as of the closing of the Transaction (the “Closing”) plus (b) a premium of $627 million. As of December 31, 2016, the Net Asset Value was approximately $9.6 billion. The Net Asset Value is subject to fluctuation in the ordinary course of business through closing and there can be no assurances as to whether the Net Asset Value at closing will be higher, lower or the same as the Net Asset Value as of December 31, 2016.

We continue to target closing by the end of the first quarter of 2017. In March 2017, Bohai has advised us that they received approval of Bohai shareholders to complete the transaction. A key remaining milestone for closing includes receipt of Chinese regulatory approvals. Bohai has advised us that they continue to work toward achieving the milestone by the end of the first quarter.

Avolon has deposited $600 million into an escrow account with a U.S. bank, which is payable to CIT at closing as part of the purchase price and in certain circumstances if the transaction is not consummated.

In anticipation of the sale, we terminated the Canadian TRS that would not be used after the sale of Commercial Air, and repaid approximately $550 million of commercial air secured debt in the fourth quarter of 2016 and approximately $1.0 billion in February 2017. See “Funding and Liquidity” section for discussion on the Canadian TRS termination.

(1)	ROTCE is a non-GAAP measure. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information.

(2)	Amended capital plan approval authorizes CIT to return $2.975 billion of common equity from the net proceeds of the Commercial Air sale; additional $0.325 billion contingent upon the issuance of a similar amount of Tier 1 qualifying preferred stock.

Item 7:  Management’s Discussion and Analysis

42    CIT ANNUAL REPORT 2016

SUMMARY OF 2016 FINANCIAL RESULTS

Our 2016 results reflected solid business activity, the inclusion of OneWest Bank activity for the entire year (compared to five months in 2015), noteworthy items related to strategic initiatives, goodwill impairment, simplification actions and progress on the resolution of legacy OneWest Bank matters. Revenues continued to be challenged by the low interest rate environment, which took the form of margin pressure in certain industries and asset classes. Funding costs were lower, benefiting from the OneWest Transaction, liability management actions and the low rate environment. Other income reflected payment of a significant termination fee related to the Canadian TRS. Operating expenses were up, as they included a full year of additional costs from the OneWest Bank transaction and costs supporting our strategic initiatives, including the Commercial Air separation, but we achieved underlying operating savings, as summarized below.

Net (loss) income

The net loss for 2016 of $848 million, $(4.20) per diluted share, was driven by significant net charges in discontinued operations, as well as in continuing operations, compared to net income for 2015 of $1,034 million, $5.55 per diluted share, and $1,119 million, $5.91 per diluted share, for 2014. Net income excluding noteworthy items(3) totaled $710 million, $3.52 per diluted share, for 2016, $606 million, $3.25 per diluted share, for 2015 and $704 million, $3.72 per diluted share, for 2014.

There was a loss from continuing operations (after taxes) for 2016 of $183 million, $0.90 per diluted share, compared to income of $724 million, $3.89 per diluted share, for 2015 and $676 million, $3.57 per diluted share, for 2014. Income from continuing operations excluding noteworthy items(4) totaled $385 million, $1.91 per diluted share, for 2016, $296 million, $1.59 per diluted share, for 2015 and $313 million, $1.65 per diluted share, for 2014.

We reconcile our GAAP balances in our non-GAAP reconciliation section at the end of Item 7. Management’s Discussion and Analysis. These non-GAAP measures and others that follow are not in accordance with, or a substitute for, GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies. The non-GAAP noteworthy items are summarized in the following categories: significant due to the magnitude of the transaction; transactions pertaining to items no longer considered core to CIT’s on-going operations (i.e. sales of Non-Strategic Portfolios); legacy OneWest Bank issues prior to CIT’s ownership; and recurring items consistently noted in other non-GAAP measures, even though its balance may not have been significant.

The loss from discontinued operations (after taxes) for 2016 was $665 million, $3.30 per diluted share, which included $455 million from Aerospace and $210 million from Financial Freedom. The loss in Aerospace included an $847 million net tax expense related to the pending Commercial Air sale, while the loss from Financial Freedom reflected a $179 million after tax curtailment reserve charge. Income from discontinued operations totaled $310 million, $1.66 per diluted share, for 2015 and $443 million, $2.34 per diluted share, for 2014.

Income from continuing operations, before provision for income taxes

Pre-tax income of $21 million for 2016 was down from income of $186 million for 2015 and $245 million for 2014. The pre-tax income in 2016 was down, driven by goodwill impairment charges of $354 million and an approximately $245 million of net charges related to the termination of our Canadian subsidiary’s total return swap facility (the “Canadian TRS”) and other net charges listed in our non-GAAP table. Aside from the noteworthy net charges, 2016 reflected higher revenues, driven by the higher asset base from the prior year acquisition, lower funding costs, improvements in net charge-offs and higher operating expenses.

Net finance revenue(5) (“NFR”)

NFR was $1.7 billion in 2016, up from $1.3 billion in 2015 and $1.0 billion in 2014, on higher average earning assets (“AEA”). Growth in AEA and accretion of purchase accounting adjustments increased NFR in 2016 and 2015. AEA was $47.7 billion in 2016, up from $38.0 billion in 2015 and from $30.0 billion in 2014. Purchase accounting accretion increased NFR by $292 million in 2016 and $122 million in 2015. The acquisition of OneWest Bank in 2015 resulted in higher revenues from the additional earning assets and lower funding costs, as OneWest Bank’s funding consisted mostly of deposits, which have a lower interest rate.

Compared to the prior year, the decrease in net operating lease revenue reflected pressure on lease rates and utilization in our rail portfolio, and higher depreciation and maintenance costs.

Provision for credit losses

The provision for 2016 was $195 million, up from $159 million in 2015 and $104 million in 2014. The provision for credit losses reflected reserve build and an increase in the reserve resulting from the recognition of provisions on non-PCI loans. 2016 included increased provisioning in the maritime and energy portfolios. The 2015 increase also reflected increases in reserves related to the energy sector and, to a lesser extent, the maritime portfolios, as well as from the establishment of reserves on certain acquired non-credit impaired loans in the initial period post acquisition.

Credit metrics

Net charge-offs were $111 million (0.37% of average finance receivables) in 2016, compared to $137 million (0.58%) in 2015 and $99 million (0.55%) in 2014. Excluding assets transferred to held for sale, net charge-offs were 0.23%, 0.27% and 0.31%, for the years ended December 31, 2016, 2015 and 2014, respectively. Non-accrual loans rose to $279 million (0.94% of finance receivables) at December 31, 2016 from $252 million (0.83%) a year ago and $160 million (0.88%) at December 31, 2014. The increase compared to the year-ago was related to one loan in our maritime business within Commercial Finance, while the rise in 2015 was driven mostly by an increase in the Commercial Banking energy portfolio.

(3)	Net income excluding noteworthy items is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

(4)	Income from continuing operations excluding noteworthy items is a non- GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

(5)	Net finance revenue and average earning assets are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

CIT ANNUAL REPORT 2016    43

Other income

Other income was driven by various fee revenue and commissions in each of 2016, 2015 and 2014. In addition, other income of $151 million in 2016 was net of approximately $245 million of net charges related to the termination of the Canadian TRS, compared to $150 million in 2015, which reflected net losses on portfolios sold, driven primarily by the realization of currency translation adjustment losses, and $264 million in 2014.

Operating expenses

Operating expenses were $1,284 million, up from $1,121 million in 2015 and $900 million in 2014. 2016 reflected the inclusion of OneWest Bank activity for the full year 2016 compared with five months during 2015. Also, 2016 reflected higher regulatory costs resulting from SIFI compliance, costs associated with implementing our strategic initiatives, OneWest Bank integration costs, additional and compliance costs related to legacy OneWest Bank items existing prior to the 2015 acquisition. The increased expenses in 2015 compared to 2014 mostly reflected the OneWest Transaction and the associated five months of expenses. In addition, 2015 included elevated transaction costs to close the OneWest Bank acquisition (included primarily in professional fees) and an increase in FDIC insurance costs resulting from the acquisition, partially offset by savings from the completion of business sales in 2015.

Goodwill impairment

The Company recorded goodwill impairment of $319 million in Consumer Banking and $35 million related to our factoring business in Business Capital, during the fourth quarter of 2016. See Note 26 — Goodwill and Intangible Assets in Item 8. Financial Statements and Supplementary Data and Critical Accounting Estimates in the MD&A, both of which discuss goodwill impairment testing.

(Provision) benefit for income taxes

The tax provision for 2016 totaled $204 million, compared to benefits of $538 million in 2015 and $432 million in 2014. The 2015 benefit reflected a $647 million reversal of the valuation allowance on the U.S. federal deferred tax asset, while the 2014 benefit mostly reflected a $375 million partial reversal of the U.S. Federal deferred tax asset valuation allowance.

Total assets of continuing operations

Total assets of continuing operations at December 31, 2016 were $50.9 billion, down from $54.3 billion at December 31, 2015, reflecting asset sales and the reduction of deferred tax assets in connection with the Commercial Air transaction. Total assets of continuing operations were up from $35.3 billion at December 31, 2014, primarily reflecting the addition of assets acquired in the OneWest Transaction in 2015.

-	Financing and leasing assets (“FLA”), which includes loans, operating lease equipment and assets held for sale (“AHFS”), decreased to $37.7 billion at December 31, 2016, from $39.4 billion at December 31, 2015, mostly reflecting sales of non-strategic businesses, and was up from $25.1 billion at December 31, 2014, due to the OneWest Bank acquisition of $13.6 billion of FLA in 2015.

-	Cash (cash and due from banks and interest bearing deposits) totaled $6.4 billion at December 31, 2016, compared to $7.7 billion at December 31, 2015 and $6.2 billion at December 31, 2014, reflecting the redeployment of cash into investment securities as noted below, while the 2015 increase reflected $4.4 billion of cash acquired in the OneWest Transaction, partially offset by the payment of $1.9 billion as consideration for the OneWest Transaction.

-	Investment securities and securities purchased under resale agreements totaled $4.5 billion at December 31, 2016 compared to $3.0 billion at December 31, 2015, and $2.2 billion at December 31, 2014. The increase in 2016 reflected our 2016 business strategy to redeploy cash at CIT Bank, N.A. into higher-yielding “High Quality Liquid Assets,” and the increase in 2015, reflected $1.3 billion of investment securities, primarily comprised of MBS, acquired in the OneWest Transaction.

-	Goodwill and Intangible assets decreased in 2016 primarily due to goodwill impairment of $354 million, mostly related to the Consumer Banking segment, and increased in 2015 due to the addition of $663 million of goodwill and $165 million of intangible assets related to the OneWest Transaction.

-	Other assets of $1.2 billion at December 31, 2016, were down from $2.5 billion, primarily due to the reduction in the deferred tax assets. The components are included in Note 8 — Other Assets in Item 8. Financial Statements and Supplementary Data.

Deposits

Deposits were down $0.5 billion to $32.3 billion at December 31, 2016, from $32.8 billion at December 31, 2015, reflecting the decline in financing and leasing assets and our decision to call certain brokered deposits, but increased as a proportion of total funding (68% at December 31, 2016, up from 67% at December 31, 2015), and up from $15.8 billion at December 31, 2014.

Borrowings

Borrowings were $14.9 billion at December 31, 2016, down from $16.4 billion at December 31, 2015, reflecting lower secured debt due to sales of financing and leasing assets and $16.0 billion at December 31, 2014, reflecting the maturity of unsecured debt.

Capital

Common stockholders’ equity and tangible common equity decreased in 2016 primarily due to the net loss. Book value per share and tangible book value per share decreased from 2015, reflecting the decline in common stockholders’ equity and the increase of one million outstanding shares. The Common Equity Tier 1 capital and Total Capital ratios increased from last year, driven by a decline in risk weighted assets.

Item 7:  Management’s Discussion and Analysis

44    CIT ANNUAL REPORT 2016

Changes to Results Reported in Current Report on Form 8-K

After the Company filed its Current Report on Form 8-K announcing preliminary results for the quarter and year ended December 31, 2016, the Company recorded an additional pre-tax goodwill impairment charge of approximately $20 million associated with the Consumer Banking segment and certain revision entries. Impacts to certain of the Company’s quarterly and annual financial statements are presented in Note 29 — Selected Financial Data and Note 30 — Revisions of Previously Reported Annual Financial Statements in Item 8. Financial Statements and Supplementary Data. The impacts of the adjustments were as follows:

(dollars in millions)	Year Ended December 31, 2016		Quarter Ended December 31, 2016
	As Reported in Form 8-K	As Adjusted	As Reported in Form 8-K	As Adjusted
Loss from continuing operations	$(195.5)	$(182.6)	$(424.2)	$(425.8)
Net loss	$(860.9)	$(848.0)	$(1,154.7)	$(1,142.5)
Diluted income per common share
(Loss) income from continuing operations	$(0.97)	$(0.90)	$(2.10)	$(2.10)
Diluted (loss) income per common share	$(4.27)	$(4.20)	$(5.71)	$(5.65)

PERFORMANCE MEASUREMENTS

The following chart reflects key performance indicators evaluated by management and used throughout this management discussion and analysis:

KEY PERFORMANCE INDICATORS	MEASUREMENTS
Asset Generation — originate new business and grow earning assets.	-New business volumes; -Financing and leasing assets (included in earning assets); and Earning asset balances.
Revenue Generation — lend money at rates in excess of borrowing costs and consistent with risk profile of obligor, earn rentals on the equipment we lease commensurate with the risk, and generate other revenue streams.
-Net finance revenue and other income; -Net finance margin; Operating lease revenue as a percentage of average operating lease equipment; and -Asset yields and funding costs.
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
-Net income per common share (EPS);
-Net income and pre-tax income, each as a percentage of average earning assets (ROA); and
-Net income and pre-tax income as a percentage of average tangible common stockholders’ equity (ROTCE).

Capital Management — maintain a strong capital position, while deploying excess capital.	-Common equity tier 1, Tier 1 and Total capital ratios; -Tier 1 capital as a percentage of adjusted average assets; (“Tier 1 Leverage Ratio”); and -Book value and Tangible book value per share.
Liquidity Management — maintain access to ample funding at competitive rates to meet obligations as they come due.	-Levels of high quality liquid assets and as a % of total assets; -Committed and available funding facilities; -Debt maturity profile and ratings; and -Funding mix.
Manage Market Risk — measure and manage risk to income statement and economic value of enterprise due to movements in interest and foreign currency exchange rates.	-Net Interest Income Sensitivity; and -Economic Value of Equity (EVE).

CIT ANNUAL REPORT 2016    45

DISCONTINUED OPERATIONS

Discontinued operations is comprised of the Commercial Air leasing business that is subject to a definitive sale agreement, Business Air, and Financial Freedom, our reverse mortgage servicing business. Discontinued operations are discussed, along with balance sheet and income statement items, in Note 2 — Acquisition and Discontinued Operations in Item 8. Financial Statements and Supplementary Data. See also Note 22 — Contingencies for discussion related to the Financial Freedom servicing business.

The loss on discontinued operations (after taxes) was $665 million, which included losses of $455 million from Aerospace and $210 million from Financial Freedom. The loss in Aerospace included an $847 million net tax expense related to the pending Commercial Air sale, while the loss from Financial Freedom reflected $179 million after tax of curtailment reserve charges.

Aerospace

Commercial Air provides aircraft leasing, lending, asset management, and advisory services to global and regional airlines around the world. Offices are located in the U.S., Europe and Asia.

Business Air offers financing and leasing programs for corporate and private owners of business jets. Serving clients around the world, we provide financing that is tailored to our clients’ unique business requirements. Products include term loans, leases, pre-delivery financing, fractional share financing and vendor / manufacturer financing.

The loss in Aerospace included an $847 million net tax expense related to the pending Commercial Air sale. See condensed statements of income in Note 2 — Acquisition and Discontinued Operations in Item 8. Financial Statements and Supplementary Data. Aerospace pre-tax earnings totaled $459 million, $366 million and $419 million for the years ended December 31, 2016, 2015 and 2014, respectively. Pre-tax income for 2016 benefited from $106 million of suspended depreciation on operating lease equipment held for sale, as discussed below. Also reflected in discontinued operations are impairment charges of $32 million essentially all related to the Business Air portfolio.

NFR totaled $563 million, $381 million and $470 million for the years ended December 31, 2016, 2015, and 2014, respectively. NFR benefited in 2016 from $106 million of suspended depreciation, which represents approximately one quarter’s amount. Prior year balances were not significant in comparison. When a long-lived asset is classified as AHFS, depreciation expense is no longer recognized, and the asset is evaluated for impairment with any such charge recorded in other income. Consequently, net operating lease revenue includes rental income on operating lease equipment classified as AHFS, but there is no related depreciation expense. NFR for 2015 was down slightly from 2014, as asset growth and lower funding costs were offset by yield compression and higher operating lease equipment expenses.

Financing and leasing assets totaled $10.7 billion, $10.9 billion and $10.6 billion at December 31, 2016, 2015, and 2014, respectively. Of those balances, Commercial Air consisted of $10.2 billion, $10.1 billion and $9.7 billion at December 31, 2016, 2015, and 2014, respectively, most of which represents operating lease equipment. See below for details on the operating lease equipment. The remaining amounts reflected loans in the Business Air portfolio.

As detailed in the following table, at December 31, 2016, there were 282 commercial aircraft on operating lease that were subject to the definitive sale agreement. We also have commitments to purchase aircraft, as noted below and disclosed in Item 8. Financial Statements and Supplementary Data, Note 2 — Acquisitions and Discontinued Operations.

Aircraft Type	Operating Lease Fleet	Order Book
Airbus A310/319/320/321	119	50
Airbus A330	40	15
Airbus A350	2	10
Boeing 737	84	37
Boeing 757	7	–
Boeing 767	5	–
Boeing 787	4	16
Embraer 175	4	–
Embraer 190/195	16	–
Other	1	–
Total	282	128

Aircraft utilization remained strong through 2016, as the portfolio ended the year with all aircraft leased or under a commitment. All of the 17 aircraft scheduled for delivery in 2017 have lease commitments.

The following tables present detail on our Commercial Air portfolio by product in discontinued operations.

Commercial Air Portfolio (dollars in millions)

	December 31, 2016		December 31, 2015		December 31, 2014
	Net Investment	Number	Net Investment	Number	Net Investment	Number
By Product:
Operating lease(1)	$9,658.7	282	$9,772.2	284	$9,309.3	279
Loan	31.2	5	49.3	9	71.5	11
Capital lease	495.6	23	320.4	21	335.6	21
Total	$10,185.5	310	$10,141.9	314	$9,716.4	311

Item 7:  Management’s Discussion and Analysis

46    CIT ANNUAL REPORT 2016

The information presented below by region, manufacturer, and body type, is based on our operating lease aircraft portfolio.

Commercial Air Operating Lease Portfolio (dollars in millions)(1)

	December 31, 2016		December 31, 2015		December 31, 2014
	Net Investment	Number	Net Investment	Number	Net Investment	Number
By Region:
Asia / Pacific	$3,931.0	96	$3,704.2	88	$3,505.9	84
U.S. and Canada	2,087.9	64	2,091.0	65	1,802.6	57
Europe	1,940.0	72	2,195.4	80	2,239.4	86
Latin America	1,056.2	35	1,152.6	38	994.9	37
Africa / Middle East	643.6	15	629.0	13	766.5	15
Total	$9,658.7	282	$9,772.2	284	$9,309.3	279
By Manufacturer:
Airbus	$6,193.2	161	$6,232.3	161	$5,985.5	160
Boeing	2,891.5	100	2,929.6	101	2,711.6	98
Embraer	530.9	20	552.7	21	547.2	20
Other	43.1	1	57.6	1	65.0	1
Total	$9,658.7	282	$9,772.2	284	$9,309.3	279
By Body Type(2):
Narrow body	$6,219.8	230	$6,211.4	230	$6,287.8	230
Intermediate	3,396.0	51	3,502.2	52	2,955.3	47
Regional and other	42.9	1	58.6	2	66.2	2
Total	$9,658.7	282	$9,772.2	284	$9,309.3	279
Number of customers		101		95		98
Weighted average age of fleet (years)		6		5		5

(1)	Includes operating lease equipment held for sale.

(2)	Narrow body are single aisle design and consist primarily of Boeing 737 and 757 series, Airbus A320 series, and Embraer E170 and E190 aircraft. Intermediate body are smaller twin aisle design and consist primarily of Boeing 767 and 787 series and Airbus A330 series aircraft. Regional and Other includes aircraft and related equipment, such as engines.

Our top five Commercial Air outstanding exposures totaled $2,400 million at December 31, 2016. The largest individual outstanding exposure totaled $869 million at December 31, 2016, which was to a U.S. carrier. See Item 8. Financial Statements and Supplementary Data, Note 2 — Acquisitions and Discontinued Operations for additional information regarding commitments to purchase additional aircraft.

Reverse Mortgage Servicing

Approximately $210 million of the loss, net of tax, for 2016, in discontinued operations relates to Financial Freedom, a reverse mortgage servicing business CIT acquired as part of the OneWest Transaction in August 2015.

The 2016 loss included a pre-tax charge of approximately $260 million related to an increase in the interest curtailment reserve described below. In addition, the loss included $19 million of pre-tax impairment charges on the servicing liability related to our reverse mortgage servicing operations.

The Financial Freedom reverse mortgage servicing operation services approximately 81,400 reverse mortgages, with over $17.1 billion of unpaid principal balance. The majority of the mortgages are Home Equity Conversion Mortgages (“HECMs”) that are administered by the Department of Housing and Urban Development (“HUD”) and insured by the Federal Housing Administration (“FHA”).

Pursuant to ASC 205-20, the Financial Freedom business was reflected as discontinued operations as of the date of the OneWest Transaction and in the subsequent periods. The business includes the entire third party servicing of reverse mortgage operations, which consist of personnel, systems and servicing assets. The $448 million of assets of discontinued operations include primarily HECM loans and servicing advances. The liabilities of discontinued operations include reverse mortgage servicing liabilities, which relates primarily to loans serviced for third party investors, secured borrowings and contingent liabilities. In addition, continuing operations includes a portfolio of reverse mortgages of $859 million at December 31, 2016, which are recorded in the Consumer Banking segment and are serviced by Financial Freedom.

During the year ended December 31, 2016, in connection with the preparation of the Company’s financial statements, as a result of new information and taking into consideration the investigation being conducted by the Office of Inspector General (“OIG”) for HUD, the Company recorded additional reserves, reflecting a change in estimate, of approximately $260 million, which is net of a corresponding increase in the indemnification receivable from the FDIC. See Item 9A. Controls and Procedures.

CIT ANNUAL REPORT 2016    47

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

Results From Continuing Operations:

NET FINANCE REVENUE

The following tables present management’s view of consolidated NFR. The 2015 data includes approximately five months of activity for OneWest Bank.

Net Finance Revenue(1) (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Interest income	$1,911.5	$1,445.2	$1,155.6
Rental income on operating leases	1,031.6	1,018.1	949.6
Finance revenue	2,943.1	2,463.3	2,105.2
Interest expense	(753.2)	(731.4)	(715.1)
Depreciation on operating lease equipment	(261.1)	(229.2)	(229.8)
Maintenance and other operating lease expenses	(213.6)	(185.1)	(171.7)
Net finance revenue	$1,715.2	$1,317.6	$988.6
Average Earning Assets(2) (“AEA”)	$47,664.2	$38,019.8	$29,959.3
Net finance margin (“NFM”)	3.60%	3.47%	3.30%

(1)	NFR and AEA are non-GAAP measures; see “Non-GAAP Financial Measurements” sections for a reconciliation of non-GAAP to GAAP financial information.

(2)	AEA balances in this table are net of credit balances of factoring clients; and therefore, are less than balances in Item 6. Selected Financial Data referred to as interest earning assets.

NFR and NFM are key metrics used by management to measure the profitability of our earning assets. NFR includes interest and yield-related fee income on our loans and capital leases, rental income on our operating lease equipment, and interest and dividend income on cash and investments, less funding costs and depreciation, maintenance and other operating lease expenses from our operating lease equipment. Since our asset composition includes a high level of operating lease equipment (15% of AEA for the year ended December 31, 2016), NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other BHCs), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation and maintenance and other operating lease expenses) from operating leases.

Item 7:  Management’s Discussion and Analysis

48    CIT ANNUAL REPORT 2016

The following table includes average balances from revenue generating assets along with the respective revenues, and average balances of deposits and borrowings along with the respective interest expenses. The interest expense presented pertains only to continuing operations and does not reflect allocation of interest expense to discontinued operations.

Average Balances and Rates(1) (dollars in millions)

	December 31, 2016			December 31, 2015			December 31, 2014
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Cash / interest bearing deposits	$6,450.6	$33.1	0.51%	$5,486.6	$17.1	0.31%	$4,652.5	$17.7	0.38%
Securities purchased under agreements to resell	–	–	–	411.5	2.3	0.56%	242.3	1.2	0.50%
Investment securities	3,384.0	98.8	2.92%	2,239.3	51.8	2.31%	1,667.6	16.6	1.00%
Loans (including held for sale and credit balances of factoring clients)(2)(3)	30,233.0	1,803.8	5.97%	23,334.2	1,374.5	5.89%	17,626.9	1,120.1	6.35%
Operating lease equipment, net (including held for sale)(4)	7,222.8	556.9	7.71%	6,359.6	603.8	9.49%	5,769.9	548.1	9.50%
Indemnification assets	373.8	(24.2)	(6.47)%	188.6	(0.5)	(0.27)%	–	–	–
Average earning assets(2)	$47,664.2	2,468.4	5.18%	$38,019.8	2,049.0	5.39%	$29,959.2	1,703.7	5.69%
Deposits	$31,545.1	$394.8	1.25%	$22,762.7	$330.1	1.45%	$13,890.9	$231.0	1.66%
Borrowings(5)	15,493.6	358.4	2.31%	15,519.1	401.3	2.59%	15,977.0	484.1	3.03%
Total interest-bearing liabilities	$47,038.7	753.2	1.60%	$38,281.8	731.4	1.91%	$29,867.9	715.1	2.39%
NFR and NFM		$1,715.2	3.60%		$1,317.6	3.47%		$988.6	3.30%

	2016 Over 2015 Comparison			2015 Over 2014 Comparison
	Increase (Decrease) Due To Change In:			Increase (Decrease) Due To Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest bearing deposits	$3.4	$12.6	$16.0	$2.9	$(3.5)	$(0.6)
Securities purchased under agreements to resell	(1.1)	(1.2)	(2.3)	0.9	0.2	1.1
Investments	31.1	15.9	47.0	7.2	28.0	35.2
Loans (including held for sale and net of credit balances of factoring clients)(2)(3)	368.8	60.5	429.3	275.0	(20.6)	254.4
Operating lease equipment, net (including held for sale)(4)	75.5	(122.4)	(46.9)	56.0	(0.3)	55.7
Indemnification assets	(1.0)	(22.7)	(23.7)	(0.5)	—	(0.5)
Total	$476.7	$(57.3)	$419.4	$341.5	$3.8	$345.3
Deposits	$114.5	$(49.8)	$64.7	$131.8	$(32.7)	$99.1
Borrowings(5)	(0.7)	(42.2)	(42.9)	(13.5)	(69.3)	(82.8)
Total	$113.8	$(92.0)	$21.8	$118.3	$(102.0)	$16.3

(1)	Interest and average rates include PAA and FSA accretion, including amounts accelerated due to redemptions or extinguishments, and accelerated original issue discount on debt extinguishment related to the TRS Transactions.

(2)	The balance and rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of maintenance and other operating lease expenses.

(5)	The interest expense presented pertains only to continuing operations and reflects allocation of interest expense to discontinued operations. As detailed in a forthcoming table, the average rate for borrowings before the allocation of interest expense to discontinued operations was 4.15% for 2016, 4.31% for 2015 and 5.53% for 2014.

Average earning assets increased 25% from 2015 benefiting from an entire year of higher asset levels from the 2015 acquisition and portfolio growth from new business volume. The increase was partially offset by sales of Non-Strategic Portfolios, as well as prepayments and sales of loans in Commercial Finance, as we are positioning Commercial Finance to emphasize opportunities that build upon our specialty lending expertise by providing credit as well as other bank products and deposits to customers. The growth of 27% in 2015 compared to 2014 resulted principally from the OneWest Transaction. The increase in investment securities in 2015 primarily reflects investments acquired in the OneWest Bank acquisition, mostly MBS securities.

Revenues generated by the higher asset level and accretion of $277 million resulting from the fair value discount on earning assets recorded for purchase accounting contributed to the higher finance revenues that were up 19% from 2015. Finance revenue was up 17% in

CIT ANNUAL REPORT 2016    49

2015 reflecting similar items. (The impact of purchase accounting accretion on interest income and interest expense is displayed in a table below.)

Revenues generated on our cash deposits and investments are indicative of the existing low rate environment and while such revenues increased from 2015, they were not a primary driver of earnings. Revenues on cash deposits and investments have grown as the investments from the OneWest Transaction, mostly MBS, carry a higher rate of return than the previously owned investment portfolio and include a purchase accounting adjustment that accretes into income, thus increasing the yield. Also, 2016 included the higher balance of cash deposits and investments for the entire year, compared to the partial year in 2015. As part of our 2016 business strategy, we redeployed cash at CIT Bank into higher-yielding “High Quality Liquid Assets,” which increased the year end 2016 investment securities balance to $4.5 billion from $3.0 billion at December 31, 2015.

The yield on AEA of 5.18% was down from 2015, as the benefit from higher accretion of purchase accounting adjustments resulting from the acquisition timing was offset by lower operating lease yields on our rail portfolio, driven by lower utilization of certain rail car types related to the energy sector and lower renewal rates, and by yield compression in certain loan and lease classes. The yield on AEA of 5.39% in 2015 was down from 2014, driven by the continued low rate environment and an increased mix of low yielding cash and securities stemming from the OneWest Transaction. Although interest on loans was up as a result of the acquisition, yield compression in certain loan classes continued, as well as lower interest recoveries and lower prepayments. Operating lease revenues and yields are discussed later in this section and portfolio yields by division are included in a forthcoming table.

The increase in average interest bearing liabilities reflects the acquired deposits and borrowings, essentially all FHLB advances, along with growth. The overall rate as a percentage of AEA was down due to the higher percentage of AEA being funded by deposits, along with a higher mix of low cost deposits. While interest expense was up modestly in amount in 2016 and 2015 due to the higher balances, the overall rate as a % of AEA was down from 2014, reflecting lower rates in nearly all deposit and borrowing categories and a higher mix of low cost deposits. Interest expense for 2016 and 2015 was reduced by $15 million and $12 million, respectively, reflecting the accretion of purchase accounting adjustments on borrowings and deposits.

Interest expense on deposits was up from 2015, driven by the higher balances and partially offset by deposit mix. The decline in rate was primarily the result of the lower cost deposits from OneWest Bank.

Interest expense on borrowings is a function of the products and was mostly impacted by the OneWest Transaction, which increased FHLB advances. FHLB advances had lower rates than our average borrowings, thus reducing the average rate. The interest expense presented pertains only to continuing operations and does not reflect allocation of interest expense to discontinued operations.

The composition of our funding was significantly impacted by the OneWest Transaction. At December 31, 2016, 2015 and 2014 our funding mix was as follows:

Funding Mix

	December 31, 2016	December 31, 2015	December 31, 2014
Deposits	68%	67%	50%
Unsecured	23%	22%	37%
Secured Borrowings:
Structured financings	4%	5%	12%
FHLB Advances	5%	6%	1%

These proportions will fluctuate in the future depending upon our funding activities.

The following table details further the rates of interest bearing liabilities.

Deposits and Borrowings (dollars in millions)

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %
Deposits
CDs	$17,981.1	$291.1	1.62%	$13,799.9	$252.4	1.83%	$8,672.0	$180.1	2.08%
Interest-bearing checking	2,534.8	15.0	0.59%	1,308.3	6.8	0.52%	–	–	–
Savings	4,517.4	40.0	0.89%	4,301.6	42.1	0.98%	3,361.7	32.1	0.95%
Money markets	6,511.8	48.7	0.75%	3,352.9	28.8	0.86%	1,857.2	18.8	1.01%
Total deposits*	31,545.1	394.8	1.25%	22,762.7	330.1	1.45%	13,890.9	231.0	1.66%
Borrowings
Unsecured notes	10,600.5	553.3	5.22%	10,855.6	561.3	5.17%	12,371.0	639.3	5.17%
Secured borrowings	4,316.4	161.0	3.73%	5,686.3	205.2	3.61%	6,829.1	430.0	6.30%
FHLB advances	2,865.3	24.1	0.84%	1,374.6	5.7	0.41%	151.0	0.6	0.40%
Total borrowings	17,782.2	738.4	4.15%	17,916.5	772.2	4.31%	19,351.1	1,069.9	5.53%
Allocated to Discontinued Operations	(2,288.6)	(380.0)		(2,397.4)	(370.9)		(3,374.1)	(585.8)
Total Borrowings**	15,493.6	358.4	2.31%	15,519.1	401.3	2.59%	15,977.0	484.1	3.03%
Total interest-bearing liabilities	$47,038.7	$753.2	1.60%	$38,281.8	$731.4	1.91%	$29,867.9	$715.1	2.39%

*	Excludes certain deposits such as escrow accounts, security deposits, and other similar accounts, therefore totals may differ from other average balances included in this document.

**	The interest expense presented pertains only to continuing operations and reflects allocation of interest expense to discontinued operations. As detailed, the average rate for borrowings before the allocation of interest expense to discontinued operations was 4.15% for 2016, 4.31% for 2015 and 5.53% for 2014.

Item 7:  Management’s Discussion and Analysis

50    CIT ANNUAL REPORT 2016

Deposits and borrowings are also discussed in Funding and Liquidity. See Select Financial Data (Average Balances) section for more information on borrowing rates.

The following table depicts selected earning asset yields and margin related data for our segments and divisions within the segments.

Select Segment and Division Margin Metrics (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Commercial Banking
AEA	$29,762.9	$25,339.6	$20,833.7
NFR	1,314.1	1,125.7	927.2
Gross yield	7.75%	7.93%	8.36%
NFM	4.42%	4.44%	4.45%
AEA
Commercial Finance	$11,289.3	$10,047.9	$8,174.0
Rail	7,089.3	6,245.5	5,651.6
Real Estate Finance	5,453.7	3,216.6	1,687.6
Business Capital	5,930.6	5,829.6	5,320.5
Gross yield
Commercial Finance	5.36%	4.87%	5.28%
Rail	12.86%	14.34%	14.57%
Real Estate Finance	5.25%	4.80%	4.15%
Business Capital	8.52%	8.09%	7.82%
NFR
Commercial Finance	$447.7	$338.2	$284.7
Rail	349.9	382.1	339.0
Real Estate Finance	209.8	109.5	44.0
Business Capital	306.7	295.9	259.5
NFM
Commercial Finance	3.97%	3.37%	3.48%
Rail	4.94%	6.12%	6.00%
Real Estate Finance	3.85%	3.40%	2.61%
Business Capital	5.17%	5.08%	4.88%
Consumer Banking
AEA	$7,527.4	$3,202.4	–
NFR	410.6	151.2	–
Gross yield	5.59%	5.50%	–
NFM	5.45%	4.72%	–
AEA
Legacy Consumer Mortgages	$5,558.8	$2,511.3	–
All Other Consumer Banking	1,968.6	691.1	–
Gross yield
Legacy Consumer Mortgages	6.28%	6.00%	–
All Other Consumer Banking	3.65%	3.68%	–
NFR
Legacy Consumer Mortgages	$252.9	$109.6	–
All Other Consumer Banking	157.7	41.6	–
NFM
Legacy Consumer Mortgages	4.55%	4.36%	–
All Other Consumer Banking	8.01%	6.02%	–
Non-Strategic Portfolios
AEA	$1,175.6	$2,375.7	$3,955.4
NFR	45.2	89.2	102.0
Gross yield	7.86%	9.32%	8.83%
NFM	3.84%	3.75%	2.58%

CIT ANNUAL REPORT 2016    51

Gross yields (interest income plus rental income on operating leases as a % of AEA) in Commercial Banking were down from 2015 and 2014 driven primarily by reduced lease rates and utilization in energy-related railcars in the Rail division, which offset increases in each of the remaining divisions. Higher gross yields in 2016 in Commercial Finance and Real Estate Finance benefited primarily from purchase accounting accretion for the full year as well as interest recoveries on loans previously charged off, while higher gross yields in Business Capital benefited from a shift to higher yielding assets.

Consumer Banking gross yields were slightly lower from 2015, as the benefit from higher purchase accounting accretion on mortgage loans in LCM was offset by run-off of this portfolio, and an increase in other mortgage loans at a lower yield.

NSP contains run-off portfolios, and as a result, gross yields varied due to asset sales and lower balances.

As a result of the purchase accounting adjustments (“PAA”) for the acquired loan balances, CIT recorded a discount to unpaid principal balance (“UPB”) of approximately $2.2 billion (“Total UPB Discount”) as of the acquisition date. When CIT acquired OneWest Bank, this discount was comprised of two components, 1) the “Incremental Yield Discount”, which are amounts expected to result in $1.3 billion of additional yield income above the contractual coupon, and 2) the “Principal Loss Discount”, which are amounts relating to the UPB at acquisition of $0.9 million that will be utilized to offset the loss of principal on PCI loans.

As of December 31, 2016, the remaining Incremental Yield Discount and Principal Loss Discount on loans were approximately $1.3 billion and $0.5 billion, respectively. The Incremental Yield Discount will primarily be reflected, along with the underlying contractual yield, in interest income, and will cause the Total UPB Discount to decline as it accretes into income. In addition, the Total UPB Discount will also decline as a result of asset sales, transfers to held for sale, and loans charged off.

Essentially all of the PAA accretion relates to the 2015 acquisition of OneWest Bank. There is a small balance in Corporate (interest expense) remaining from a prior acquisition. Generally, PAA accretes or amortizes over the life of the loan or liability instrument (debt or deposits). The remaining terms of the individual commercial loans and consumer loans within pools acquired in the OneWest Bank acquisition varied greatly. Commercial loan portfolios as of the acquisition date (August 3, 2015) had a weighted average life that generally ranged from two to six years, while the consumer portfolios had longer durations, generally six to eleven years. In instances when a loan prepays, the loan’s remaining PAA will be accelerated into interest income. This accelerated amount could result in fluctuations from quarter to quarter. The following table displays PAA accretion by segment and division for both interest income and interest expense.

Purchase Accounting Accretion (PAA) (dollars in millions)

	Years Ended
	December 31, 2016 PAA Accretion Recognized in:			December 31, 2015 PAA Accretion Recognized in:
	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR
Commercial Banking
Commercial Finance	$75.8	$2.2	$78.0	$35.4	$2.0	$37.4
Real Estate Finance	71.6	–	71.6	27.9	–	27.9
Total Commercial Banking	147.4	2.2	149.6	63.3	2.0	65.3
Consumer Banking
Other Consumer Banking	2.8	9.0	11.8	(0.3)	6.2	5.9
Legacy Consumer Mortgages	126.6	–	126.6	47.4	–	47.4
Total Consumer Banking	129.4	9.0	138.4	47.1	6.2	53.3
Corporate and Other	–	4.2	4.2	–	3.6	3.6
Total CIT	$276.8	$15.4	$292.2	$110.4	$11.8	$122.2

(1)	Loans acquired in the OneWest Bank acquisition were recorded at a net discount, therefore the purchase accounting accretion of that adjustment increases interest income. Included in the above are accelerated recognition of approximately $96.4 million for 2016 and $26.0 million for 2015.

(2)	Debt and deposits acquired in the OneWest Bank acquisition were recorded at a net premium, therefore the purchase accounting accretion of that adjustment decreases interest expense.

Item 7:  Management’s Discussion and Analysis

52    CIT ANNUAL REPORT 2016

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Revenue as a % of Average Operating Leases (dollars in millions)

	Years Ended December 31,
	2016		2015		2014
Rental income on operating leases	$1,031.6	14.35%	$1,018.1	16.13%	$949.6	16.57%
Depreciation on operating lease equipment	(261.1)	(3.63)%	(229.2)	(3.63)%	(229.8)	(4.01)%
Maintenance and other operating lease expenses	(213.6)	(2.97)%	(185.1)	(2.93)%	(171.7)	(3.00)%
Net operating lease revenue and %	$556.9	7.75%	$603.8	9.57%	$548.1	9.56%
Average Operating Lease Equipment (“AOL”)	$7,188.6		$6,311.2		$5,732.1

Net operating lease revenue is generated by our Rail and Business Capital divisions of Commercial Banking. Net operating lease revenue was down from 2015, as the benefit from growth in the portfolio was offset by lower rail utilization and rates.

Railcar utilization, including commitments to lease, declined to 94% from 96% and 99% at December 31, 2015 and 2014, respectively, reflecting pressures in demand for cars that transport crude, coal and steel. We expect the pressures to continue into 2017, with utilization rates declining to the low 90% range. We also expect rental rates to continue to re-price downward as leases renew. We are experiencing lease renewal rates down about 20%-30% on average. Our railcar portfolio is also discussed in the “Concentrations” section.

Depreciation is recognized on railcars and other operating lease equipment, primarily in Commercial Banking and includes amounts related to impairments on equipment in the portfolio. Operating lease equipment held in portfolio is subject to impairment reviews. In instances when equipment is determined to be impaired, the impairment is recorded as additional depreciation. Depreciation expense, while up in amount due to growth in the portfolio, was flat as a percentage of AOL compared to 2015 and down from 2014.

Once a long-lived asset is classified as assets held for sale, depreciation expense is no longer recognized, and the asset is evaluated for impairment with any such charge recorded in other income. (See “Non-interest Income — Impairment on assets held for sale” for discussion on impairment charges). Consequently, net operating lease revenue includes rental income on operating lease equipment classified as assets held for sale, but there is no related depreciation expense. The amount of suspended depreciation on operating lease equipment in assets held for sale totaled $10 million for 2016, $14 million for 2015 and $14 million for 2014. Operating lease equipment in assets held for sale totaled less than a million dollars at December 31, 2016, $59 million at December 31, 2015, and $47 million at December 31, 2014.

Maintenance and other operating lease expenses relates to the rail portfolio. The increase in 2016 reflected increased maintenance, freight and storage costs in rail due to the higher number of railcars off-lease, and growth in the portfolio.

Upon emergence from bankruptcy in 2009, CIT applied Fresh Start Accounting (“FSA”) in accordance with GAAP. The most significant remaining discount at December 31, 2016, related to operating lease equipment ($1.2 billion related to rail operating lease equipment). The discount on the operating lease equipment was, in effect, an impairment of the operating lease equipment upon emergence from bankruptcy, as the assets were recorded at their fair value, which was less than their carrying value. The recording of the FSA adjustment reduced the asset balances subject to depreciation and thus decreases depreciation expense over the remaining useful life of the operating lease equipment or until it is sold.

See “Expenses — Depreciation on operating lease equipment” and “Concentrations — Operating Leases” for additional information.

CREDIT METRICS

Credit metrics were solid despite some increased provisioning in the maritime and energy portfolios during 2016.

Non-accrual loans were $279 million (0.94% of finance receivables), up from $252 million (0.83%) at December 31, 2015 and $160 million (0.88%) at December 31, 2014. Non-accrual loans increased in 2016, compared to 2015, as decreases in Non-strategic Portfolios were more than offset by increases in Commercial Banking. Non-accrual loans rose in 2015, due mainly to an increase in the energy portfolio, partially offset by a reduction from the sales of portfolios. The change in the percentage (i.e. higher dollar balance but lower percentage) in 2015 compared to 2014 reflects the impact of the acquired OneWest Bank assets. Non-accruals are discussed further in this section.

The provision for credit losses reflects loss adjustments related to loans recorded at amortized cost, off-balance sheet commitments and related reimbursements under indemnification agreements. The provision for credit losses was $195 million, up from $159 million in 2015 and $104 million in 2014. The increase from 2015 was driven primarily by the maritime portfolio and the energy portfolio. The provision for credit losses in 2016 and 2015 reflected the reserve build on certain portfolios in Commercial Banking, and an increase in the reserve resulting from the recognition of purchase accounting accretion on loans. The purchase accounting accretion, in effect, reduces the discount on the non-PCI loans, thus requiring a higher reserve. The 2015 provision was also elevated due to increases in reserves related to the energy sector, and to a lesser extent the maritime portfolios, and from the establishment

CIT ANNUAL REPORT 2016    53

of reserves on certain acquired non-credit impaired loans in the initial period post acquisition.

Net charge-offs were $111 million (0.37% as a percentage of average finance receivables) in 2016, compared to $137 million (0.58%) in 2015 and $99 million (0.55%) in 2014. Net charge-offs include $41 million in 2016, $73 million in 2015, and $43 million in 2014 related to the transfer of receivables to assets held for sale. Absent AHFS transfer related charge-offs, net charge-offs were 0.23%, 0.27% and 0.31% for the years ended December 31, 2016, 2015 and 2014, respectively. Recoveries of $25 million were down from approximately $28 million in both 2015 and 2014.

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses and Provision for Credit Losses (dollars in millions)

	Years ended December 31,
	2016	2015	2014	2013	2012
Allowance – beginning of period	$347.0	$334.2	$339.1	$353.0	$390.3
Provision for credit losses(1)	194.7	158.6	104.4	75.3	41.7
Other(1)	2.2	(9.1)	(10.7)	(7.3)	(5.8)
Net additions	196.9	149.5	93.7	68.0	35.9
Gross charge-offs(2)	(136.6)	(165.1)	(126.8)	(138.6)	(140.8)
Recoveries	25.3	28.4	28.2	56.7	67.6
Net Charge-offs	(111.3)	(136.7)	(98.6)	(81.9)	(73.2)
Allowance – end of period	$432.6	$347.0	$334.2	$339.1	$353.0
Provision for credit losses
Specific allowance – impaired loans impaired loans	$33.7	$18.1	$(15.3)	$(3.0)	$(14.1)
Non-specific allowance	161.0	140.5	119.7	78.3	55.8
Total	$194.7	$158.6	$104.4	$75.3	$41.7
Allowance for loan losses
Specific reserves on impaired loans	$33.7	$27.4	$12.4	$29.8	$36.3
Non-specific reserves	398.9	319.6	321.8	309.3	316.7
Total	$432.6	$347.0	$334.2	$339.1	$353.0
Ratio
Allowance for loan losses as a percentage of total loans	1.46%	1.14%	1.83%	1.91%	2.17%
Allowance for loan losses as a percent of finance receivable / Commercial	1.81%	1.44%	1.83%	1.91%	2.17%
Allowance for loan losses plus principal loss discount as a percent of finance receivables (before the principal loss discount) / Commercial	1.97%	1.82%	1.83%	1.91%	2.17%
Allowance for loan losses plus principal loss discount as a percent of finance receivables (before the principal loss discount) / Consumer	6.05%	8.63%	–	–	–

(1)	The provision for credit losses includes amounts related to reserves on unfunded loan commitments, unused letters of credit, and for deferred purchase agreements, all of which are reflected in other liabilities. The items included in other liabilities totaled $44 million, $43 million, $35 million, $28 million and $23 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively. “Other” also includes allowance for loan losses associated with loan sales and foreign currency translations.

(2)	Gross charge-offs included $41 million, $73 million, $43 million, and $39 million of charge-offs related to the transfer of receivables to assets held for sale for the years ended December 31, 2016, 2015, 2014 and 2013, respectively. Prior year amounts were not significant.

The allowance for loan losses was $433 million (1.46% of finance receivables, 1.72% excluding loans subject to loss sharing agreements with the FDIC) at December 31, 2016, compared to $347 million (1.14% of finance receivables, 1.36% excluding loans subject to loss sharing agreements with the FDIC) at December 31, 2015. The increase in the 2016 allowance for loan losses from 2015 was primarily due to reserve builds across the divisions of Commercial Banking, including $32 million related to maritime loans within the Commercial Finance division. Including the impact of the principal loss discount on credit impaired loans, which is essentially a reserve for credit losses on the discounted loans, the commercial loan allowance to finance receivables was 1.97% compared to 1.82% at December 31, 2015. The consumer loans ratio was 6.05% at December 31, 2016 compared to 8.63%

Item 7:  Management’s Discussion and Analysis

54    CIT ANNUAL REPORT 2016

at December 31, 2015, as most of the consumer loans purchased were credit impaired and are partially covered by loss sharing agreements with the FDIC. The decrease was driven by the shift in asset mix as new originations offset the run-off of the purchased credit impaired portfolio. The decline in the percentage of allowance to finance receivables in 2015 compared to the prior years reflects the OneWest Transaction, which added $13.6 billion of loans at fair value with no related allowance at the time of acquisition.

In addition, we continuously update the allowance as we monitor credit quality within industry sectors. For instance, industry pressures in the energy and maritime sectors resulted in a reserve build in both portfolios in 2016. CIT’s loans to the oil and gas industry are included in Commercial Banking and totaled $0.6 billion or approximately 2% of total loans at December 31, 2016, of which 37% were criticized. The decline in oil and gas loans from December 31, 2015, was driven by loan sales and pay downs. The portfolio has loss coverage of 10.8% of the principal balance, reflecting the purchase accounting discount for loans acquired from OneWest Bank and the allowance for loan losses. The impact of lower oil and natural gas prices on the energy related sectors of Rail are reflected in lower utilization rates and lease rates for tank cars, sand cars and coal cars, not in non-accrual loans, provision for credit losses, or net charge-offs, since it is primarily an operating lease portfolio, not a loan portfolio.

See Note 1 — Business and Summary of Significant Accounting Policies for discussion on policies relating to the allowance for loan losses and Note 4 — Allowance for Loan Losses for additional segment related data in Item 8 Financial Statements and Supplementary Data, and Critical Accounting Estimates for further analysis of the allowance for credit losses.

Segment Finance Receivables and Allowance for Loan Losses (dollars in millions)

	Finance Receivables	Allowance for Loan Losses	Net Carrying Value
December 31, 2016
Commercial Banking	$22,562.3	$(408.4)	$22,153.9
Consumer Banking	6,973.6	(24.2)	6,949.4
Total	$29,535.9	$(432.6)	$29,103.3
December 31, 2015
Commercial Banking	$23,332.4	$(336.8)	$22,995.6
Consumer Banking	7,186.3	(10.2)	7,176.1
Total	$30,518.7	$(347.0)	$30,171.7
December 31, 2014
Commercial Banking	$16,727.8	$(296.7)	$16,431.1
Non-Strategic Portfolio	1,532.8	(37.5)	1,495.3
Total	$18,260.6	$(334.2)	$17,926.4
December 31, 2013
Commercial Banking	$14,556.6	$(283.1)	$14,273.5
Non-Strategic Portfolio	3,188.7	(56.0)	3,132.7
Total	$17,745.3	$(339.1)	$17,406.2
December 31, 2012
Commercial Banking	$12,394.6	$(265.8)	$12,128.8
Non-Strategic Portfolio	3,909.9	(87.2)	3,822.7
Total	$16,304.5	$(353.0)	$15,951.5

CIT ANNUAL REPORT 2016    55

The following table presents charge-offs, by class. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Finance Receivables (dollars in millions)

	2016		2015		2014		2013		2012
Gross Charge-offs
Commercial Finance	$62.2	0.57%	$59.5	0.61%	$29.7	0.38%	$21.8	0.31%	$37.6	0.61%
Real Estate Finance	1.6	0.03%	–	–	–	–	–	–	–	–
Business Capital	70.0	1.05%	53.5	0.81%	39.6	0.67%	31.9	0.59%	48.5	0.99%
Commercial Banking(1)	133.8	0.58%	113.0	0.57%	69.3	0.44%	53.7	0.39%	86.1	0.75%
Legacy Consumer Mortgages	2.8	0.04%	1.3	0.04%	–	–	–	–	–	–
Consumer Banking	2.8	0.04%	1.3	0.04%	–	–	–	–	–	–
Non-Strategic Portfolio(2)	–	–	50.8	5.17%	57.5	2.35%	84.9	2.31%	54.7	1.44%
Total	$136.6	0.45%	$165.1	0.70%	$126.8	0.70%	$138.6	0.80%	$140.8	0.92%
Recoveries
Commercial Finance	$(2.1)	(0.02)%	$(3.7)	(0.04)%	$(0.6)	(0.01)%	$(7.2)	(0.11)%	$(5.8)	(0.10)%
Business Capital	(20.0)	(0.30)%	(13.9)	(0.21)%	(16.9)	(0.29)%	(24.0)	(0.44)%	(35.2)	(0.72)%
Commercial Banking(1)	(22.1)	(0.10)%	(17.6)	(0.09)%	(17.5)	(0.11)%	(31.2)	(0.23)%	(41.0)	(0.36)%
Legacy Consumer Mortgages	(3.1)	(0.04)%	(1.1)	(0.03)%	–	–	–	–	–	–
Consumer Banking	(3.1)	(0.04)%	(1.1)	(0.03)%	–	–	–	–	–	–
Non-Strategic Portfolio(2)	(0.1)	–	(9.7)	(0.98)%	(10.7)	(0.44)%	(25.5)	(0.70)%	(26.6)	(0.70)%
Total	$(25.3)	(0.08)%	$(28.4)	(0.12)%	$(28.2)	(0.15)%	$(56.7)	(0.33)%	$(67.6)	(0.44)%
Net Charge-offs
Commercial Finance	$60.1	0.55%	$55.8	0.57%	$29.1	0.37%	$14.6	0.20%	$31.8	0.51%
Real Estate Finance	1.6	0.03%	–	–	–	–	–	–	–	–
Business Capital	50.0	0.75%	39.6	0.60%	22.7	0.38%	7.9	0.15%	13.3	0.27%
Commercial Banking(1)	111.7	0.48%	95.4	0.48%	51.8	0.33%	22.5	0.16%	45.1	0.39%
Legacy Consumer Mortgages	(0.3)	–	0.2	0.01%	–	–	–	–	–	–
Consumer Banking	(0.3)	–	0.2	0.01%	–	–	–	–	–	–
Non-Strategic Portfolio(2)	(0.1)	–	41.1	4.19%	46.8	1.91%	59.4	1.61%	28.1	0.74%
Total	$111.3	0.37%	$136.7	0.58%	$98.6	0.55%	$81.9	0.47%	$73.2	0.48%

(1)	Commercial Banking charge-offs for 2016, 2015, 2014, 2013 and 2012 included approximately $41 million, $33 million, $18 million, $5 million and $3 million, respectively, related to the transfer of receivables to assets held for sale.

(2)	NSP charge-offs for 2016, 2015, 2014, 2013 and 2012 included approximately $0 million, $40 million, $24 million, $34 million and $0, respectively, related to the transfer of receivables to assets held for sale.

Commercial Banking net charge-offs were up from 2015, mostly driven by accounts in the energy sector. In conjunction with strategic initiatives, transfers of portfolios to assets held for sale elevated net charge-offs beginning in 2013. This trend continued into 2016, with charge-offs of $41 million related to Commercial Finance loans transferred to AHFS. In 2015, significant charge-offs were recorded on the transfers to AHFS of the Canada and China portfolios in NSP, along with certain asset sales in Commercial Finance. Charge-offs associated with loans transferred to AHFS do not generate future recoveries as the loans are generally sold before recoveries can be realized and any gains on sales are reported in other income. Excluding assets transferred to held for sale, net charge-offs in 2016 were $70 million, up from $64 million, $56 million, $43 million and $70 million for 2015, 2014, 2013 and 2012, respectively.

Item 7:  Management’s Discussion and Analysis

56    CIT ANNUAL REPORT 2016

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

Non-accrual and Accruing Past Due Loans at December 31 (dollars in millions)

	2016	2015	2014	2013	2012
Non-accrual loans
U.S.	$218.9	$185.3	$71.8	$176.3	$271.0
Foreign	59.7	67.0	88.6	50.1	27.6
Non-accrual loans	$278.6	$252.3	$160.4	$226.4	$298.6
Troubled Debt Restructurings
U.S.	$41.7	$26.4	$13.5	$216.2	$263.3
Foreign	40.6	4.6	3.7	2.9	25.9
Restructured loans	$82.3	$31.0	$17.2	$219.1	$289.2
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$32.0	$15.8	$10.3	$9.9	$3.4

Segment Non-accrual Loans as a Percentage of Finance Receivables at December 31 (dollars in millions)

	2016		2015		2014
Commercial Finance	$188.8	1.90%	$131.5	1.15%	$30.8	0.38%
Real Estate Finance	20.4	0.37%	3.6	0.07%	–	–
Business Capital	41.7	0.60%	56.0	0.86%	57.7	0.87%
Commercial Banking	250.9	1.11%	191.1	0.82%	88.5	0.53%
Legacy Consumer Mortgages	17.3	0.36%	4.8	0.09%	–	–
Other Consumer Banking	0.1	0.00%	0.4	0.02%	–	–
Consumer Banking	17.4	0.25%	5.2	0.07%	–	–
Non-Strategic Portfolio	10.3	NM	56.0	NM	71.9	4.69%
Total	$278.6	0.94%	$252.3	0.83%	$160.4	0.88%

NM — not meaningful; The December 31, 2016 and 2015 loan balance was classified as held for sale. Non-accrual loans include loans held for sale; since there were no portfolio loans, no % is displayed.

Non-accrual loans were up in 2016, driven by a $49 million Maritime account and a few other large accounts in the Commercial Finance division and a large account in Real Estate Finance (all within the Commercial Banking segment), partially offset by decreases due to portfolio sales of the Canadian and U.K. portfolios in the NSP segment. Non-accrual loans rose in 2015, with energy related accounts driving the increase in Commercial Finance, partially offset by a reduction from the sales of international platforms, including Mexico and Brazil, in NSP. Non-accrual loans remained at low levels during 2014. The improvements in 2014 reflect the relatively low levels of new non-accruals, the resolution of a small number of larger accounts in Commercial Finance and the sale of the Small Business Lending unit in NSP. NSP non-accruals as a percentage of finance receivables in 2014 reflected a greater proportion of loans classified as held for sale.

Approximately 75% of our non-accrual accounts were paying currently compared to 64% at December 31, 2015. Our impaired loan carrying value (including PAA discount, specific reserves and charge-offs) to estimated outstanding unpaid principal balances approximated 91%, compared to 85% at December 31, 2015. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and TDRs.

Total delinquency (30 days or more) was 1.1% of finance receivables at December 31, 2016, essentially unchanged from December 31, 2015.

CIT ANNUAL REPORT 2016    57

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)

	2016			2015			2014
	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$24.5	$4.0	$28.5	$23.7	$9.4	$33.1	$22.8	$12.4	$35.2
Less: Interest recorded	(6.8)	(0.2)	(7.0)	(5.9)	(3.2)	(9.1)	(6.7)	(4.2)	(10.9)
Foregone interest revenue	$17.7	$3.8	$21.5	$17.8	$6.2	$24.0	$16.1	$8.2	$24.3

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

The tables that follow reflect loan carrying values of accounts that have been modified, excluding PCI loans.

Troubled Debt Restructurings and Modifications at December 31 (dollars in millions)

	2016		2015		2014
		% Compliant		% Compliant		% Compliant
Troubled Debt Restructurings
Deferral of principal and/or interest	$9.6	99%	$23.0	99%	$6.0	96%
Covenant relief and other	72.7	95%	8.0	90%	11.2	58%
Total TDRs	$82.3	84%	$31.0	86%	$17.2	88%
Percent non-accrual	41%		84%		75%
Modifications(1)
Extended maturity	$95.0	100%	$0.2	100%	$0.4	100%
Covenant relief	261.1	100%	65.6	100%	–	–
Interest rate increase	138.2	100%	43.0	100%	62.1	100%
Other	216.0	92%	138.1	96%	91.9	100%
Total Modifications	$710.3		$246.9		$154.4
Percent non-accrual	23%		16%		10%

(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

TDRs were up in 2016, reflecting the increase in maritime portfolio accounts, while the primary drivers to the increase in modifications in 2016 were the maritime and energy portfolios. The increase in modifications in 2015 reflects the addition of a few larger accounts.

Purchased Credit-Impaired Loans

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

Item 7:  Management’s Discussion and Analysis

58    CIT ANNUAL REPORT 2016

NON-INTEREST INCOME

As presented in the following table, Non-interest Income includes Rental Income on Operating Leases and Other Income. Non-interest income is also discussed in each of the individual segments in Results By Business Segment. Comparisons of Other Income were impacted by the inclusion of OneWest Bank activity for the full year 2016 and five months during 2015.

Non-interest Income (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Rental income on operating leases	$1,031.6	$1,018.1	$949.6
Other Income:
Fee revenues	111.6	105.7	92.4
Factoring commissions	105.0	116.5	120.2
Net gains (losses) on derivatives and foreign currency exchange	55.9	(37.9)	(51.8)
Gains on sales of leasing equipment	51.1	57.0	59.6
Gain on investments	34.6	0.9	38.3
Gains (losses) on loan and portfolio sales	34.2	(47.2)	34.3
Gains (losses) on OREO sales	10.2	(5.4)	–
Impairment on assets held for sale	(36.6)	(55.9)	(81.2)
Termination fees on Canadian total return swap	(280.8)	–	–
Other revenues	65.4	15.9	52.1
Total other income	150.6	149.6	263.9
Total non-interest income	$1,182.2	$1,167.7	$1,213.5

Rental Income on Operating Leases

Rental income on operating leases from equipment we lease is generated in the Rail and Business Capital divisions in the Commercial Banking segment and recognized principally on a straight line basis over the lease term. Rental income is discussed in “Net Finance Revenues” and “Results by Business Segment”. See also Note 6 — Operating Lease Equipment in Item 8 Financial Statements and Supplementary Data for additional information on operating leases.

Other Income

Other income declined in 2016 and 2015 from 2014, reflecting the following:

Fee revenues included fees on lines of credit and letters of credit, capital markets-related fees, agent and advisory fees, and servicing fees for the assets that we sell, but for which we retain servicing. As a result of the 2015 acquisition, banking fee products expanded and included items such as cash management fees and account fees. Fee revenues are mainly driven by our Commercial Banking segment.

Factoring commissions declined, reflecting the change in the underlying portfolio mix and decline in pricing, along with lower factoring volume. Factoring volume was $24.9 billion in 2016, down from $25.8 billion in 2015 and $26.7 billion in 2014.

Net gains (losses) on derivatives and foreign currency exchange in 2016 activity reflected valuations of the Canadian TRS and our Dutch subsidiary’s total return swap facility (the “Dutch TRS”, together with the Canadian TRS, collectively, the “TRS Transactions”) that resulted in gains of $44 million in 2016, primarily due to the termination of the Canadian TRS in December 2016 which resulted in a $37 million benefit from the reversal of mark-to-market charges related to the derivative portion of the terminated facility, compared to losses of $30 million in 2015, and $15 million in 2014. See Termination fees discussion below.

In addition, activity included transactional foreign currency movements that resulted in net gains of $11 million in 2016 and $4 million in 2015 and net loss of $23 million in 2014. On a gross basis, transactional foreign currency movements resulted in losses of $27 million in 2016, $112 million in 2015, and $135 million in 2014. The impact of these transactional foreign currency movements was mitigated by gains of $38 million in 2016, $116 million in 2015 and $112 million in 2014 on derivatives that economically hedge foreign currency movements and other exposures.

Activity also included gains of less than $1 million in 2016, and losses of $12 million and $14 million in 2015 and 2014, respectively, on the realization of cumulative translation adjustment (“CTA”) amounts from AOCI due to translational adjustments related to liquidating portfolios. As of December 31, 2016, there was approximately $5 million of CTA losses included in accumulated other comprehensive loss in the Consolidated Balance Sheet related to the China business held for sale.

For additional information on the impact of derivatives on the income statement, refer to Note 11 — Derivative Financial Instruments in Item 8 Financial Statements and Supplementary Data.

Gains on sales of leasing equipment in 2016 was driven by sales of approximately $345 million of equipment in 2016. $49 million of the gain was attributed to sales on $259 million of equipment in Commercial Banking. While most of the gain was due to the sale of $84 million of rail equipment, the vast majority of the equipment sold was in Business Capital. The remaining gain of $2 million and volume sold of $86 million resulted from the

CIT ANNUAL REPORT 2016    59

liquidating portfolios in the NSP segment. Gains in 2015 were driven by sales of $342 million of equipment. $49 million of the gain was attributed to sales on $217 million in Commercial Banking. Most of the 2015 gain was due to rail equipment, while the vast majority of the equipment sold was in the Business Capital division. The remaining gain of $8 million and volume sold of $125 million was in the NSP segment. Gains in 2014 were driven by sales of $443 million of equipment. $43 million of the gain was attributed to sales of $243 million of equipment in Commercial Banking. About half of the Commercial Banking gain in 2014 was on sales of rail equipment, while the other half was split between Business Capital and Commercial Finance divisions. The remaining gain of $17 million and volume sold of $200 million was in the NSP segment. Gains as a percentage of equipment sold will vary based on the type and age of equipment sold.

Gains on investments primarily reflected sales of equity investments that were received as part of a lending transaction or, in some cases, a workout situation and were reflected in Commercial Banking. The 2016 balance was driven primarily by a $22 million equity security sale from a loan workout in the fourth quarter. Gains in 2014 reflected sales of investments, primarily in adherence with the Volcker Rule requirements.

Gains (losses) on loan and portfolio sales were driven by $1.3 billion of sales in 2016. Of that amount, gains of $22 million on sales of $0.7 billion related to the sale of the Canadian Equipment and Corporate Finance businesses in NSP. In the Commercial Finance division of Commercial Banking, we sold $0.5 billion loans at a $12 million gain. The remaining sales of about $0.1 billion at a slight gain related to mortgage loans sold in our Consumer Banking segment. The loss for 2015 was driven by $66 million of losses in NSP, primarily due to the realization of CTA losses of approximately $70 million related to the sales of the Mexico and Brazil businesses. Sales totaled $1.1 billion in 2015, of which $0.8 billion was in Commercial Banking and $0.3 billion was in NSP. Sales in Commercial Banking resulted in $18 million of gains, mostly in the Commercial Finance division. The 2014 sales volume totaled $1.4 billion, which included nearly $1.0 billion in NSP ($5 million gain) and $0.4 billion in Commercial Banking ($29 million gain, most of which was in Commercial Finance). NSP activity in 2014 was primarily due to the sale of the U.K. corporate lending portfolio, which offset losses in other liquidating portfolios.

Gains (losses) on OREO sales were up in 2016, reflecting an entire year of transactions, compared to five months in 2015. Balances reflect adjustments to the carrying value of Other Real Estate Owned (OREO) assets. OREO properties pertain to foreclosures in the mortgage portfolios.

Impairment on assets held for sale in 2016 included $22 million in NSP relating to the China and Canada portfolios, with the remainder related to Commercial Banking, driven by impairments on rail equipment. Impairments in 2015 were driven by charges in NSP on the Mexico and Brazil portfolios held for sale, the transfer of the Canada portfolio to AHFS and impairment of associated goodwill, and on other international portfolios held for sale. Impairment charges in 2014 related to portfolios in NSP identified as subscale platforms. Impairment charges are also recorded on operating lease equipment in AHFS. When an operating lease asset is classified as held for sale, depreciation expense is suspended and the asset is evaluated for impairment with any such charge recorded in other income. (See Other Expenses for related discussion on depreciation on operating lease equipment.)

Termination fees on Canadian TRS reflect payment to GSI on December 7, 2016, of the present value of the remaining facility fee in an amount equal to approximately $280 million. Although associated with removal of the derivative liability related to the unused portion of the Canadian TRS derivative noted above, the payment was a termination fee, and thus recorded separately and not combined with the derivative liability benefit of $37 million from the reversal of mark-to-market charges.

Other revenues included items that are more episodic in nature, such as gains on work-out related claims, proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and income from joint ventures. Other revenues for 2016 included a gain on sale of the U.K. business of $24 million in NSP, inclusive of previously recorded CTA losses. Other revenue also included certain recoveries not part of the provision for credit losses, which totaled $12 million in 2016, $15 million in 2015, and $20 million in 2014. The 2014 balance also included accretion of a counterparty receivable of $11 million.

Item 7:  Management’s Discussion and Analysis

60    CIT ANNUAL REPORT 2016

EXPENSES

As discussed below, comparisons of operating expenses were impacted by the inclusion of OneWest Bank activity for the full year 2016 and five months during 2015.

Non-Interest Expense (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Depreciation on operating lease equipment	$(261.1)	$(229.2)	$(229.8)
Maintenance and other operating lease expenses	(213.6)	(185.1)	(171.7)
Operating expenses:
Compensation and benefits	(585.5)	(549.6)	(495.1)
Professional fees	(175.8)	(135.0)	(75.3)
Technology	(133.7)	(109.2)	(84.5)
Insurance	(96.5)	(61.6)	(45.3)
Net occupancy expense	(71.9)	(49.1)	(33.7)
Advertising and marketing	(20.5)	(30.4)	(33.2)
Other	(137.8)	(114.6)	(100.2)
Operating expenses, excluding restructuring costs and intangible asset amortization	(1,221.7)	(1,049.5)	(867.3)
Provision for severance and facilities exiting activities	(36.2)	(58.3)	(31.4)
Intangible assets amortization	(25.6)	(13.3)	(1.4)
Total operating expenses	(1,283.5)	(1,121.1)	(900.1)
Goodwill impairment	(354.2)	–	–
Loss on debt extinguishments and deposit redemptions	(12.5)	(1.5)	(3.5)
Total non-interest expenses	$(2,124.9)	$(1,536.9)	$(1,305.1)
Headcount (continuing operations)	4,080	4,460	3,220
Operating expenses excluding restructuring costs and intangible asset amortization as a % of AEA(1)	2.56%	2.76%	2.89%
Net efficiency ratio(2)	65.5%	71.5%	69.2%

(1)	Operating expenses excluding restructuring costs and intangible amortization as a % of AEA is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

(2)	Net efficiency ratio is a non-GAAP measurement used by management to measure operating expenses (before restructuring costs and intangible amortization) to the level of total net revenues. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

Depreciation on Operating Lease Equipment

Depreciation on operating lease equipment is recognized on owned equipment over the lease term or estimated useful life of the asset. Depreciation expense is driven by rail equipment and smaller ticket equipment, such as office equipment, in the Rail and Business Capital divisions in Commercial Banking, respectively. Impairments recorded on equipment held in our portfolio are reported as depreciation expense. Equipment held for sale also impacts the balance, as depreciation expense is suspended on operating lease equipment once it is transferred to AHFS. The increase in depreciation expense in 2016 essentially matches the growth in the operating lease portfolio, as AOL is up 14% compared to 2015. While depreciation expense was relatively flat in 2015 compared to 2014, the change was offset by the decline in depreciation in NSP due to sales and suspended depreciation on equipment held for sale. Depreciation expense is also discussed in “Net Finance Revenue,” as it is a component of our asset margin. See “Non-interest Income” for impairment charges on operating lease equipment classified as held for sale.

Maintenance and Other Operating Lease Expenses

Maintenance and other operating lease expenses relates to equipment ownership and leasing costs associated with the rail portfolio. The maintenance expenses are related to the railcar fleet. CIT Rail provides railcars primarily pursuant to full-service lease contracts under which CIT Rail as lessor is responsible for railcar maintenance and repair. Maintenance expenses on railcars increased in 2016 and 2015 on the growing portfolio with increased costs associated with end of lease railcar returns and increased Railroad Interchange repair expenses.

Operating Expenses

Operating expenses increased in 2016, impacted by the inclusion of OneWest Bank activity for the full year 2016 compared with five months during 2015. 2016 also reflected costs to remediate legacy OneWest Bank items, costs related to becoming SIFI compliant, along with costs associated with implementing our strategic initiatives, additional integration costs associated with OneWest Bank, and added technology costs. Expense reduction was one of our priorities in 2016 and although operating expenses were up reflecting these noted items, we met our goal and were about a third of the way through our expense savings

CIT ANNUAL REPORT 2016    61

target by yearend 2016, as outlined previously in the 2016 Priorities and Accomplishments section.

The increased expenses in 2015 compared to 2014, mostly reflected the acquisition of OneWest Bank and the associated five months of expenses. In addition, 2015 included elevated transaction costs to close the OneWest Bank acquisition (included primarily in professional fees) and an increase in FDIC insurance costs resulting from the acquisition, partially offset by savings from the completion of business sales in 2015.

Operating expenses reflect the following changes:

-	Compensation and benefits increased in 2016 compared to 2015. The primary driver of the increase was the higher level of employees throughout the year, which included a full year of the additional employee costs from OneWest Bank. Through the year, we reduced total employees as a result of business sales, such as the Canadian Equipment and Corporate Finance businesses, and other strategic initiatives, which resulted in the lower headcount from December 31, 2015. The compensation and benefits increase in 2015 compared to 2014 reflected the impact of the net increase of 1,240 employees, primarily associated with the OneWest Bank acquisition. See Note 20 — Retirement, Postretirement and Other Benefit Plans in Item 8. Financial Statements and Supplementary Data.

-	Professional fees included legal and other professional fees, such as tax, audit, and consulting services. The increase in 2016 reflects costs incurred for various strategic initiatives, consulting services related to strategic reviews of our businesses, and continued OneWest Bank integration costs. We also incurred third-party costs to assist in improving our capital planning and CCAR reporting capabilities. The 2015 increase was driven by acquisition items such as transaction costs related to the OneWest Transaction, initial integration related costs, and exits of our non-strategic portfolios.

-	Technology costs increased in 2016 related to system upgrades and enhancements incurred to integrate OneWest Bank, charges to write-off certain capitalized IT costs, and the additional regulatory reporting requirements of being a SIFI organization.

-	Insurance expenses increased in 2016 and 2015, mostly reflecting higher FDIC costs to insure the increased deposit balances for the entire year compared to a partial year in 2015.

-	Net Occupancy expenses were up in 2016 and 2015, reflecting the added costs associated with OneWest Bank related to the branch network and office locations the entire year compared to partial year in 2015.

-	Advertising and marketing expenses included costs associated with raising deposits. Amounts were down in 2016 as we did not actively grow our deposit base, reflecting our asset levels and continued portfolio sales.

-	Provision for severance and facilities exiting activities reflects costs associated with various organization efficiency initiatives. Restructuring costs in 2016 primarily reflects strategic initiatives to reduce operating expenses and streamline our operations, which along with portfolio exits, resulted in employee reductions. Restructuring costs in 2015 mostly reflected severance related to streamlining the senior management structure, mainly the result of the OneWest Transaction. The 2014 charges were primarily severance costs related to the termination of approximately 150 employees. The facility exiting activities were minor in comparison. See Note 27 — Severance and Facility Exiting Liabilities for additional information in Item 8. Financial Statements and Supplementary Data.

-	Amortization of intangible assets increased in 2016, primarily reflecting a full year of amortization of the intangible assets recorded in the OneWest Transition, while the increase in 2015 compared to 2014 reflected five months of the added amortization expense. See Note 26 — Goodwill and Intangible Assets in Item 8. Financial Statements and Supplementary Data, which displays the intangible assets by type and segment, and describes the accounting methodologies.

-	Other expenses include items such as travel and entertainment, office equipment and supplies costs and taxes (other than income taxes, such as state sales tax, etc.), and from time to time includes settlement agreement costs, including OneWest Bank legacy matters. Other expenses increased in 2016 and 2015 reflecting OneWest Bank activity and legacy matters, such as servicing related contingent obligations, items related to the loss share agreements with the FDIC, and other indemnifications that were inherited by CIT from OneWest Bank with the acquisition.

Goodwill Impairment

The Company recorded goodwill impairment of $319.4 million and $34.8 million in the Consumer Banking and Commercial Banking segments, respectively, during the fourth quarter of 2016.

See Note 26 — Goodwill and Intangible Assets in Item 8. Financial Statements and Supplementary Data and Critical Accounting Estimates further in the MD&A, both of which discuss goodwill impairment testing.

Loss on Debt Extinguishments and Deposit Redemptions

Loss on debt extinguishments and deposit redemptions in 2016 relate to certain secured debt instruments and early repayment of brokered certificates of deposits, as described in the Funding and Liquidity section. The 2014 expense primarily related to early extinguishments of unsecured debt maturing in February 2015.

Item 7:  Management’s Discussion and Analysis

62    CIT ANNUAL REPORT 2016

INCOME TAXES

Income Tax Data (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Provision for income taxes, before discrete tax items	$143.5	$79.5	$19.5
Discrete tax items	60.0	(617.5)	(451.9)
Provision (benefit) for income taxes	$203.5	$(538.0)	$(432.4)
Effective tax rate	978.0%	(289.2)%	(176.8)%
Effective tax rate, before discrete tax items	689.4%	42.8%	8.0%

The Company’s 2016 income tax provision from continuing operations is $203.5 million. This compares to an income tax benefit of $538.0 million in 2015 and an income tax benefit of $432.4 million in 2014. The income tax provision before the impact of discrete items was higher this year, as compared to 2015 and 2014, primarily driven by certain items in pretax income that shifted the geographic mix of earnings. Additionally, beginning in 2015, the tax provision included the recognition of deferred federal and state income tax expense on domestic earnings following the release of the domestic valuation allowance in 2014 on the domestic net deferred tax assets (“DTA”). The current year tax provision reflected federal and state income taxes in the U.S. as well as taxes on earnings of certain international operations. Included in the net discrete tax expense of $60 million for the current year is:

-	$54 million tax expense related to establishment of domestic and international deferred tax liabilities due to Management’s decision to no longer assert its intent to indefinitely reinvest its unremitted earnings in Canada,

-	$15 million tax expense related to the establishment of valuation allowances against certain international net deferred tax assets due to our international platform rationalizations,

-	$14 million tax benefit, including interest and penalties, recorded in the first quarter resulting from resolution of certain tax matters by the tax authorities related to uncertain tax positions taken on certain prior year non-U.S. tax returns, and

-	$5 million of miscellaneous net tax expense items.

The Company’s 2015 income tax provision of $79.5 million, excluding discrete items, reflected federal and state income taxes in the U.S. as well as taxes on earnings of certain international operations. Included in the prior year net discrete tax benefit of $617.5 million was:

-	$647 million tax benefit corresponding to a reduction to the U.S. federal DTA valuation allowance after considering the impact on earnings of the OneWest acquisition to support the Company’s ability to utilize the U.S. federal net operating losses,

-	$29 million tax expense including interest and penalties, related to an uncertain tax position taken on certain prior year international tax returns,

-	$28 million tax expense related to the establishment of domestic and international deferred tax liabilities due to Management’s decision to no longer assert its intent to indefinitely reinvest its unremitted earnings in China,

-	$18 million tax benefit including interest and penalties, related to changes in uncertain tax positions from resolution of open tax matters and closure of statutes, and

-	$9 million tax benefit corresponding to a reduction of certain tax reserves upon the receipt of a favorable tax ruling on an uncertain tax position taken on prior years’ tax returns.

The 2014 income tax provision of $19.5 million, excluding discrete items, reflected income tax expense on the earnings of certain international operations and state income tax expense in the U.S. Included in 2014 net discrete tax benefits of $451.9 million was a $375 million tax benefit relating to the reduction to the U.S. net federal DTA valuation allowance, a $44 million reduction to the valuation allowances on certain international net DTAs, and approximately a $30 million tax benefit related to an adjustment to the U.S. federal and state valuation allowances due to the acquisition of Direct Capital, and other miscellaneous items.

The change in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and international earnings, adjustments to the valuation allowances, and discrete items. The near term future periods effective tax rate may vary from the actual year-end 2016 effective tax rate due to the changes in these factors.

The 2016 global effective tax rate before discrete items was significantly impacted by noteworthy items that reduced pretax income. Excluding noteworthy items highlighted in the non-GAAP table, the Company estimates that the effective tax rate would have been approximately 39% in 2016. Management expects the 2017 global effective tax rate to be in the mid-30s range. However, there will be a minimal impact on cash taxes paid, until the related NOL carry-forward is fully utilized. The taxable income expected from the Commercial Air transaction will help utilize a significant amount of the NOLs in 2017. Additionally, the Company will expect to incur some amount of U.S. federal and state cash taxes, after applying available tax credits. The amount of future cash taxes will depend on the level of taxable income after utilization of the remaining NOLs, including the implications of the Company’s annual limitation on use of the remaining pre-bankruptcy NOLs, which is approximately $265 million per annum.

See Note 19 — Income Taxes in Item 8. Financial Statements and Supplementary Data for detailed discussion on the Company’s domestic and foreign reporting entities’ net DTAs, inclusive of the DTAs related to the net operating losses (“NOLs”) in these entities and their respective valuation allowance analysis.

CIT ANNUAL REPORT 2016    63

RESULTS BY BUSINESS SEGMENT

SEGMENT REPORTING UPDATES

Due to changes in our business, we realigned our segment reporting in the first quarter of 2016 and then again in the fourth quarter in conjunction with the previously announced sale of Commercial Air. As of December 31, 2016, CIT manages its business and reports its financial results in three operating segments: Commercial Banking, Consumer Banking, and Non-Strategic Portfolios (“NSP”), and a non-operating segment, Corporate and Other.

All prior period comparisons are conformed to the current period presentation.

See Business Segments in Item 1. Business Overview for a complete summary of changes made to our segment reporting, along with more detailed descriptions of each of the current business segments and divisions therein.

Also see Item 8. Financial Statements and Supplementary Data, Note 2 — Acquisition and Discontinued Operations and Note 25 — Business Segment Information.

SEGMENTS

Commercial Banking

Commercial Banking is comprised of four divisions, Commercial Finance, Rail, Real Estate Finance, and Business Capital. Commercial Banking provides a range of lending, leasing and deposit products, as well as ancillary products and services, including factoring, cash management and advisory services, primarily to small and medium- sized companies, as well as to the rail industry. Revenue is generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities, and banking services, along with capital markets transactions and commissions earned on factoring and related activities.

Commercial Banking – Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Earnings Summary
Interest income	$1,287.9	$1,029.1	$845.8
Rental income on operating leases	1,020.0	981.4	896.0
Finance revenue	2,307.9	2,010.5	1,741.8
Interest expense	(519.1)	(481.4)	(441.9)
Depreciation on operating lease equipment	(261.1)	(218.3)	(201.0)
Maintenance and other operating lease expenses	(213.6)	(185.1)	(171.7)
Net finance revenue (NFR)	1,314.1	1,125.7	927.2
Provision for credit losses	(183.1)	(143.7)	(73.3)
Other income	293.8	302.6	327.7
Operating expenses	(761.6)	(727.4)	(642.3)
Goodwill impairment	(34.8)	–	–
Income before provision for income taxes	$628.4	$557.2	$539.3
Select Average Balances
Average finance receivables (AFR)	$23,128.6	$19,702.3	$15,636.4
Average earning assets (AEA)	29,762.9	25,339.6	20,833.7
Average operating leases (AOL)	7,188.6	6,283.4	5,673.4
Statistical Data
Net finance margin — NFR as a % of AEA	4.42%	4.44%	4.45%
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses	$545.3	$578.0	$523.3
Operating lease margin as a % of AOL	7.59%	9.20%	9.22%
Pretax return on AEA	2.11%	2.20%	2.59%
New business volume	$8,216.2	$9,005.1	$7,522.0
Factoring volume	$24,907.4	$25,839.4	$26,702.5

Item 7:  Management’s Discussion and Analysis

64    CIT ANNUAL REPORT 2016

As discussed below, 2016 operating results varied among the divisions, as improved margins in Commercial Finance, Real Estate Finance and Business Capital were offset by lower margins in the operating lease portfolio in Rail. During 2015, business activity increased due to the OneWest Transaction. The 2015 results included five months of revenues and expenses associated with OneWest Bank, while the 2014 activity and balances do not include such activity. The 2016 results include a full year of activity.

Pre-tax income increased from both 2015 and 2014, and benefited from higher earning assets, which offset higher credit costs associated with the increase in loans, and the rise in operating expenses driven primarily by the increased operations. Trends are further discussed below.

Financing and leasing assets totaled $30.4 billion at December 31, 2016, compared to $30.6 billion and $22.7 billion at December 31, 2015 and 2014, respectively. The slight decrease in FLA in 2016 was driven by a $1.4 billion decline in the Commercial Finance division, offset by a total of $1.2 billion of increases in the other divisions. The Commercial Finance decrease reflects positioning the portfolio to emphasize opportunities that build upon our specialty lending expertise by providing credit as well as other bank products and services, prepayments, and lower volume. Financing and leasing assets at December 31, 2016 included $10.3 billion in Commercial Finance, $7.3 billion in Business Capital, $7.2 billion in Rail, and $5.6 billion in Real Estate Finance. The increase in 2015 from 2014 was due primarily to the OneWest Transaction. See tabular presentation by division in the Financing and Leasing Assets section for 2015 and 2014 comparative balances.

Rail financing and leasing assets grew to $7.2 billion as we expanded our owned operating lease portfolio to over 131,000 railcars at December 31, 2016, mainly from scheduled deliveries in our order book, partially offset by sales and scrapping of certain railcars. Our owned portfolio approximated 128,000 and 120,000 railcars at December 31, 2015 and 2014, respectively. Absent acquisitions, rail assets are primarily originated through purchase commitments with manufacturers and are also supplemented by spot purchases. At December 31, 2016, we had approximately 2,400 railcars on order from manufacturers, with deliveries scheduled through 2018. See Note 21 — Commitments in Item 8. Financial Statements and Supplementary Data and Concentrations for further railcar manufacturer commitment data. A table reflecting railcar types is included in the Concentrations section.

New business volume was down from 2015, as the declines in Commercial Finance and Rail were partially offset by increases in Real Estate Finance and Business Capital. The Commercial Finance decline was mostly attributed to the maritime portfolio and the positioning of the business to a more strategic customer base. The Rail decline reflects market conditions. 2015 new business volume was up, reflecting the OneWest Transaction.

The Rail division’s 2016 volume included the delivery of approximately 6,200 railcars, compared to delivery of approximately 9,250 railcars in 2015 and approximately 6,000 railcars in 2014.

Factoring volume was down from 2015 and 2014, reflective of mix and market conditions.

Highlights included:

-	NFR increased from 2015 and 2014, and primarily benefited from higher average earning assets and purchase accounting accretion, as well as the impact of interest recoveries on loans previously charged off. Purchase accounting accretion totaled $150 million in 2016, essentially all of which benefited interest income, with a small amount decreasing interest expense, up from $65 million in 2015. (Purchase accounting accretion is presented in tabular form in the Net Finance Revenue section.) Loan prepayment activity was up in 2016 after it had slowed in 2015, and interest recoveries were also up from 2015 but below 2014. NFM was essentially flat in 2016, as improvements in three of the divisions were offset by a decline in Rail, as discussed below.

-	Gross yields (interest income plus rental income on operating leases as a % of AEA) for the segment were down from 2015, as the decrease in Rail offset higher yields in Commercial Finance, Real Estate Finance, and Business Capital. Commercial Finance and Real Estate Finance benefited from PAA accretion and interest recoveries on loans previously charged off. Gross yields decreased in Rail, primarily reflecting lower utilization and lower lease rates on energy related cars. Gross yields in 2015 were down from 2014, mainly reflecting the impact of the acquired assets due to portfolio mix, along with continued pressures on yields, as new business yields were generally below maturing contracts. See Select Segment and Division Margin Metrics table in Net Finance Revenue section for further discussion of gross yields.

-	Net operating lease revenue, which is a component of NFR, is driven primarily by the performance of our rail portfolio. Net operating lease revenue decreased from 2015, as increased rental income from growth in the Rail division was offset by lower lease rates, as well as higher depreciation and maintenance and operating lease expenses. Maintenance and other operating lease expenses primarily relate to the rail portfolio, and were up reflecting increased maintenance, freight and storage costs in rail, and growth in the portfolio. Net operating lease revenue also reflects trends in equipment utilization with railcar utilization declining, a trend that is expected to continue into 2017 due to continued weakness in demand for select energy related car types. The decline in the operating lease margin (as a percentage of average operating lease equipment) reflects these trends primarily driven by the energy sector. Renewal rates on railcars have been repricing down 20%-30% on average. Net operating lease revenue increased in 2015 compared to 2014, driven by growth, while operating lease margin declined due to pressure on renewal rates on certain railcars.

-	Railcar utilization rates, including commitments to lease, declined during 2016 to 94%, from 96% at December 31, 2015, and 99% at December 31, 2014, reflecting pressures mostly from energy related industries, which impacted certain railcars such as tank, sand and coal cars.

CIT ANNUAL REPORT 2016    65

-	Other income was down from 2015 and 2014, reflecting the following:

-	Factoring commissions of $105 million were down from both prior years reflecting lower factoring volume and pressure on factoring commission rates due to changes in the portfolio mix and competition.

-	Gains on assets sold totaled $83 million in 2016, $75 million in 2015 and $105 million in 2014. About half of the 2016 gain was on rail equipment, with most of the remaining in the Commercial Finance division, driven by a sizable investment gain in the fourth quarter. Nearly half of the gains in 2015 were on rail equipment, while the remaining was nearly split between Commercial Finance and Business Capital. In 2014, gains were driven by Commercial Finance.

-	Impairment charges on AHFS totaled $15 million, $4 million and $0.1 million in 2016, 2015 and 2014, respectively, and predominantly related to rail cars.

-	Fee revenue was up from both 2015 and 2014, reflecting the impact of higher capital market fees in Commercial Finance and the OneWest Transaction in 2015 versus 2014. As a result of the acquisition, banking related fees expanded and includes items such as cash management fees and account fees. Fee revenue was $99 million in 2016, up from $94 million in 2015 and $78 million in 2014.

-	The provision for credit losses was up from 2015 and 2014, and reflects additional new business volume and higher reserve rates in the Commercial Finance, Real Estate Finance and Business Capital divisions. The increase in 2015 from 2014 also reflected reserve build on the acquired receivables. Net charge-offs were $112 million (0.48% of average finance receivables) for 2016, compared to $95 million (0.48%) in 2015 and $52 million (0.33%) in 2014. Net charge-offs excluding assets held for sale were $71 million in the current year, compared to $62 million in 2015 and $34 million in 2014. The increases in 2016 reflected higher charge-offs in the energy sector. Non-accrual loans increased to $251 million (1.11% of finance receivables), from $191 million (0.82%) at December 31, 2015 and $89 million (0.53%) at December 31, 2014. The increase in 2016 was driven mostly in the maritime portfolio, plus other sectors in Commercial Finance. The increase in 2015 was driven by the inclusion of the assets acquired in the OneWest Transaction.

-	The increases in operating expenses from 2015 and 2014 are primarily due to the inclusion of a full year of costs related to the OneWest Transaction.

Consumer Banking

Consumer Banking includes Retail Banking, Consumer Lending, and SBA Lending, which are grouped together for purposes of discussion as Other Consumer Banking and Legacy Consumer Mortgages (“LCM”).

Other Consumer Banking offers mortgage lending and deposits to its consumer customers. Products offered include jumbo residential mortgage loans and conforming residential mortgage loans, primarily in Southern California. LCM includes portfolios of single family residential mortgages and reverse mortgages, certain of which are covered by loss sharing agreements with the FDIC.

Revenue is generated from interest earned on mortgages and loans, and from fees for banking services.

See Note 1 — Business and Summary of Significant Accounting Policies and Note 5 — Indemnification Assets in Item 8. Financial Statements and Supplementary Data for accounting and detailed discussions.

The following table presents full year 2016 financial data and metrics, while 2015 reflects balances for five months activity since the OneWest Transaction.

Consumer Banking – Financial Data and Metrics (dollars in millions)

	Years Ended
	December 31, 2016	December 31, 2015
Earnings Summary
Interest income	$420.8	$176.1
Interest expense	(10.2)	(24.9)
Net finance revenue (NFR)	410.6	151.2
Provision for credit losses	(11.7)	(8.7)
Other income	40.0	5.4
Operating expenses	(380.9)	(158.4)
Goodwill impairment	(319.4)	–
Loss before provision for income taxes	$(261.4)	$(10.5)
Select Average Balances
Average finance receivables (AFR)	$7,105.1	$2,998.9
Average earning assets (AEA)	$7,527.4	$3,202.4
Statistical Data
Net finance margin — NFR as a % of AEA	5.45%	4.72%
Pretax return on AEA	(3.47)%	(0.33)%
Other Select Balances
New business volume	$960.5	$249.9
Deposits	$22,542.2	$22,872.8

Item 7:  Management’s Discussion and Analysis

66    CIT ANNUAL REPORT 2016

Due to the timing of the OneWest Transaction, comparisons between 2016 and 2015 are not relevant.

Pretax results for 2016 reflected interest on loans, which included PAA accretion, and the benefit from low interest expense from deposit funding. Other income mostly included net gains on OREO sales and fee revenue. The operating expenses are proportionally higher than other segments, reflecting the branch operations and other items, some of which are described below.

Financing and leasing assets totaled $7.0 billion at December 31, 2016, slightly down from December 31, 2015, due to run-off of the LCM portfolios and lower new business volume. The LCM portfolios comprise approximately $4.9 billion of the balance with a significant portion covered by loss sharing agreements with the FDIC. These agreements begin to expire in 2019, the benefit of which is recorded within the indemnification asset. See Note 5 — Indemnification Assets in Item 1. Consolidated Financial Statements for more detailed discussion on the indemnification assets.

Deposits, which include deposits from branches and online channels, were down slightly from the prior year reflecting an increase of $1.0 billion in money market demand accounts, offset by a $1.2 billion decrease in brokered CD’s.

Highlights included:

-	NFR benefited from purchase accounting accretion of $138 million in 2016, of which $129 million increased interest income and the remaining decreased interest expense. In 2015, accretion benefited NFR by $53 million, $47 million of which increased interest income. Gross yield for the portfolio was 5.59% for 2016 and 5.50% for the period of ownership in 2015.

-	Other income included gains on OREO properties, fee revenue, and other miscellaneous income, including pre-acquisition recoveries. Other income in 2016 included gains on OREO properties of $11 million in 2016, fee revenue of $10 million and other miscellaneous income. Other income in 2015 included fee revenue of $5 million and other revenue, partially offset by losses on OREO properties of $5 million.

-	Non-accrual loans were $17 million (0.25% of finance receivables) at December 31, 2016, up from $5 million (0.07%) at December 31, 2015. Non-accrual loans were in the LCM portfolio. Net charge off is insignificant in 2016 despite the increase in non-accrual loans.

-	Operating expenses were reflective of the full year inclusion of OneWest Bank activity compared to five months in 2015, Operating expenses reflect the inclusion of branch operation expenses, OREO costs and FDIC insurance, which also causes the net efficiency ratio to be higher than other segments. Operating expenses in 2016 were also elevated due to certain larger items, including $27 million from the resolution of legacy items assumed with the OneWest Transaction (servicing-related contingent reserves and resolution of a pre-acquisition litigation matter) described in Note 22 — Contingencies in Item 8. Financial Statements and Supplementary Data. In addition, operating expenses included approximately $3 million write-off of servicing advances deemed non-recoverable.

-	See Note 26 — Goodwill and Intangible Assets in Item 8. Financial Statements and Supplementary Data for discussion of goodwill impairment.

Non-Strategic Portfolios (NSP)

NSP consists of businesses and portfolios that we no longer consider strategic. These portfolios include equipment financing, secured lending and leasing and advisory services to small and middle-market businesses.

Non-Strategic Portfolios – Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Earnings Summary
Interest income	$80.8	$184.8	$295.6
Rental income on operating leases	11.6	36.7	53.6
Finance revenue	92.4	221.5	349.2
Interest expense	(47.2)	(121.4)	(218.4)
Depreciation on operating lease equipment	–	(10.9)	(28.8)
Net finance revenue (NFR)	45.2	89.2	102.0
Provision for credit losses	0.1	(6.2)	(30.9)
Other income	52.1	(96.8)	(27.5)
Operating expenses	(42.2)	(123.9)	(180.9)
Income (loss) before provision for income taxes	$55.2	$(137.7)	$(137.3)
Select Average Balances
Average finance receivables (AFR)	$–	$982.0	$2,449.0
Average earning assets (AEA)	1,175.6	2,375.7	3,955.4
Statistical Data
Net finance margin — NFR as a % of AEA	3.84%	3.75%	2.58%
New business volume	$151.1	$768.2	$1,302.9

CIT ANNUAL REPORT 2016    67

The 2016 results reflect activity from businesses in China, the Canadian Equipment Finance and Corporate Finance businesses, which was sold in October 2016, plus the sale of the U.K. Equipment Finance business, which was sold in January 2016. The prior-year periods also include activity from other international and domestic businesses and portfolios, such as Mexico and Brazil that were sold in 2015 and the Small Business Lending (“SBL”) and numerous smaller portfolios in Asia, Europe and Latin America that were sold in 2014.

Pretax income in 2016 was driven by gains on the Canada and U.K. portfolio sales. Pre-tax losses in 2015 were primarily driven by currency translation adjustment losses resulting from the sales of the Brazil and Mexico operations and associated portfolios, along with continued impairment charges on assets held for sale. The year-ago pre-tax loss was also driven by the higher level of operating expenses reflective of the remaining businesses at that time.

Financing and leasing assets at December 31, 2016, totaled $210 million, essentially all in China, down from $1.6 billion at December 31, 2015, which also included portfolios in Canada and the U.K. We are pursuing the sale of the Chinese business, which is included in AHFS.

In 2016 we sold the Canadian Equipment Finance and Corporate Finance businesses. The sale closed in October 2016. Financing and leasing assets totaled $2.4 billion at December 31, 2014. The decline during 2015 reflected primarily the sales of the Mexico and Brazil businesses.

Highlights included:

-	Net finance revenue (“NFR”) was down, driven by lower earning assets due to the sales previously noted.

-	Other income increased from the prior years, reflecting:

-	Gains of $22 million on sales in 2016 related to the Canadian Equipment and Corporate Finance businesses ($0.7 billion of financing and leasing assets). Losses on asset sales in 2015 of $59 million (of which $70 million related to CTA losses) on $400 million of receivable and equipment sales, reflecting sales of the Mexico, Brazil and certain U.K. equipment portfolios. Gains of $22 million on $1.2 billion of receivable and equipment sales in 2014 were driven by gains on the sale of the U.K. corporate lending portfolio of $11 million.

-	Impairment charges recorded on international equipment finance portfolios and operating lease equipment held for sale. Impairment charges were $22 million for 2016, compared to $52 million and $81 million for 2015 and 2014, respectively. See “Non-interest Income” and “Expenses” for discussions on impairment charges and suspended depreciation on operating lease equipment held for sale.

-	The remaining balance includes fee revenue, recoveries of amounts previously charged off, fees related to transition service agreements and other revenues. Fee revenue in 2014 included servicing fees related to the SBL portfolio, which totaled $5 million.

-	Non-accrual loans decreased to $10 million at December 31, 2016, from $56 million at December 31, 2015, and $72 million at December 31, 2014, reflecting the previously mentioned sales. The provision for credit losses was down from 2015 and 2014, and reflects the classification of assets as held for sale, which do not require a provision for credit losses, but the assets are reviewed for impairment. There was an insignificant recovery in 2016, compared to net charge-offs of $41 million in 2015 and $47 million in 2014. Net charge-offs resulting from assets transferred to held for sale were $40 million in 2015 and $24 million in 2014.

-	Operating expenses were down, primarily reflecting lower cost due to sales of businesses and run-off of assets.

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate and Other. Some of the more significant and recurring items include interest income on investment securities, a portion of interest expense primarily related to corporate liquidity costs (interest expense), mark-to-market adjustments on non-qualifying derivatives (other income), restructuring charges for severance and facilities exit activities as well as certain unallocated costs (operating expenses), certain intangible assets amortization expenses (other expenses) and loss on debt extinguishments. Corporate and Other may from time to time reflect significant transactions, such as the net charge resulting from the termination of the Canadian TRS noted below. Comparisons to the prior year are impacted by the timing of the OneWest Transaction. Results for 2015 include OneWest Bank for approximately five months.

Item 7:  Management’s Discussion and Analysis

68    CIT ANNUAL REPORT 2016

Corporate and Other – Financial Data (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Earnings Summary
Interest income	$122.0	$55.2	$14.2
Finance revenue	122.0	55.2	14.2
Interest expense	(176.7)	(103.7)	(54.8)
Net finance revenue (NFR)	(54.7)	(48.5)	(40.6)
Provision for credit losses	–	–	(0.2)
Other income	(235.3)	(61.6)	(36.3)
Operating expenses / loss on debt extinguishment and deposit redemption	(111.3)	(112.9)	(80.4)
Loss before provision for income taxes	$(401.3)	$(223.0)	$(157.5)

-	Interest income consists of interest and dividend income, primarily from investment securities and deposits held at other depository institutions. The increases in 2016 and 2015 reflect additional income from the investment portfolio as we redeployed cash at CIT Bank into higher-yielding “High Quality Liquid Assets.” The 2015 increase reflected the OneWest Transaction that included a MBS portfolio.

-	Interest expense in Corporate represents amounts in excess of expenses allocated to segments and amounts related to excess liquidity.

Other income primarily reflects gains and (losses) on derivatives, including the TRS Transactions, and foreign currency exchange.

-	Driving the significant 2016 negative amount was a fourth quarter termination charge of approximately $280 million related to the Canadian TRS, partially offset by a positive mark-to-market gain for the year of $44 million on the TRS primarily due to the Canadian TRS termination. The TRS Transactions had a negative mark-to-market of $30 million in 2015 and $15 million in 2014. We continue to utilize the Dutch TRS, which at December 31, 2016, was over 80% utilized.

-	Other income also included gains of $11 million and losses of $7 million for 2016 and 2015, respectively, related to the MBS securities portfolio, which is carried at fair value.

-	The 2015 balance also included $9 million related to the write-off of other receivables that was fully offset with a benefit to the tax provision.

-	Operating expenses reflects salary and general and administrative expenses in excess of amounts allocated to the business segments and litigation-related costs. Operating expenses were up from 2015 and 2014, due to higher professional fees along with additional costs of being a larger bank, due to the OneWest Bank acquisition. Operating expenses also included $36 million, $58 million and $31 million related to provision for severance and facilities exiting activities during 2016, 2015 and 2014, respectively.

CIT ANNUAL REPORT 2016    69

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment.

Financing and Leasing Asset Composition (dollars in millions)

	December 31,
	2016	2015	2014	$ Change 2016 vs 2015	$ Change 2015 vs 2014
Commercial Banking
Loans	$22,562.3	$23,332.4	$16,727.8	$(770.1)	$6,604.6
Operating lease equipment, net	7,486.1	6,851.7	5,937.1	634.4	914.6
Assets held for sale	357.7	435.1	43.7	(77.4)	391.4
Financing and leasing assets	30,406.1	30,619.2	22,708.6	(213.1)	7,910.6
Commercial Finance
Loans	9,923.9	11,389.9	8,184.4	(1,466.0)	3,205.5
Assets held for sale	351.4	333.1	42.5	18.3	290.6
Financing and leasing assets	10,275.3	11,723.0	8,226.9	(1,447.7)	3,496.1
Real Estate Finance
Loans	5,566.6	5,311.5	1,768.5	255.1	3,543.0
Assets held for sale	–	57.0	–	(57.0)	57.0
Financing and leasing assets	5,566.6	5,368.5	1,768.5	198.1	3,600.0
Business Capital
Loans	6,968.1	6,510.0	6,644.9	458.1	(134.9)
Operating lease equipment, net	369.0	259.0	221.8	110.0	37.2
Assets held for sale	6.0	44.3	–	(38.3)	44.3
Financing and leasing assets	7,343.1	6,813.3	6,866.7	529.8	(53.4)
Rail
Loans	103.7	121.0	130.0	(17.3)	(9.0)
Operating lease equipment, net	7,117.1	6,592.7	5,715.3	524.4	877.4
Assets held for sale	0.3	0.7	1.2	(0.4)	(0.5)
Financing and leasing assets	7,221.1	6,714.4	5,846.5	506.7	867.9
Consumer Banking
Loans	6,973.6	7,186.3	–	(212.7)	7,186.3
Assets held for sale	68.2	45.1	–	23.1	45.1
Financing and leasing assets	7,041.8	7,231.4	–	(189.6)	7,231.4
Legacy Consumer Mortgages
Loans	4,829.9	5,427.2	–	(597.3)	5,427.2
Assets held for sale	32.8	41.2	–	(8.4)	41.2
Financing and leasing assets	4,862.7	5,468.4	–	(605.7)	5,468.4
Other Consumer Banking
Loans	2,143.7	1,759.1	–	384.6	1,759.1
Assets held for sale	35.4	3.9	–	31.5	3.9
Financing and leasing assets	2,179.1	1,763.0	–	416.1	1,763.0
Non-Strategic Portfolios
Loans	–	–	1,532.8	–	(1,532.8)
Operating lease equipment, net	–	–	43.8	–	(43.8)
Assets held for sale	210.1	1,577.5	782.8	(1,367.4)	794.7
Financing and leasing assets	210.1	1,577.5	2,359.4	(1,367.4)	(781.9)
Total Loans	29,535.9	30,518.7	18,260.6	(982.8)	12,258.1
Total operating lease equipment, net	7,486.1	6,851.7	5,980.9	634.4	870.8
Total assets held for sale	636.0	2,057.7	826.5	(1,421.7)	1,231.2
Total financing and leasing assets	$37,658.0	$39,428.1	$25,068.0	$(1,770.1)	$14,360.1

Item 7:  Management’s Discussion and Analysis

70    CIT ANNUAL REPORT 2016

Financing and leasing assets were down in 2016, reflecting the following:

Financing and leasing asset levels varied across the divisions within Commercial Banking during 2016. Commercial Finance assets were down, reflecting sales and prepayments as we position the portfolio to focus on a more strategic customer base. In addition, we ceased funding new maritime transactions and that portfolio has declined through 2016. Real Estate Finance was up slightly from year end as strong origination volume outpaced prepayments and the run-off of a legacy non-SFR portfolio. Business Capital was up, reflecting growth in the equipment leasing business. In 2015, Commercial Banking grew significantly, reflecting the OneWest Bank acquisition. Portfolios were added to Commercial Finance and Real Estate Finance, of which there is $0.8 billion running off at December 31, 2016. Absent the acquisition, new business originations were offset by sales of select assets as we rebalanced our portfolio, portfolio collections and prepayments, and lower factoring receivables in Business Capital. Growth in Commercial Banking in 2014 was led by Business Capital, which included the acquisition of Direct Capital that increased loans by approximately $540 million at the time of acquisition and growth in Real Estate Finance.

Consumer Banking loans were down as run-off in LCM, which includes SFR and reverse mortgage portfolios, offset purchases and originations in Other Consumer Banking, driven by mortgage loans and SBA lending.

The decline in NSP during 2016 primarily reflected the sale of the U.K. equipment finance business, the sale of our Canadian Equipment Finance and Corporate Finance businesses and net repayments in our China business. In 2015, the decline primarily reflected the sales of the Mexico business and the Brazil business. Financing and leasing assets were also down in 2014, primarily reflected by sales, which included the remaining SBL portfolio.

Financing and leasing asset trends are also discussed in the respective segment descriptions in “Results by Business Segment”.

The following table reflects the contractual maturities of our finance receivables, which excludes certain items such as purchase accounting adjustments discounts.

Contractual Maturities of Loans at December 31, 2016 (dollars in millions)

	Commercial		Consumer
	U.S.	Foreign	U.S.	Total
Fixed-rate
1 year or less	$4,188.1	$126.3	$58.5	$4,372.9
Year 2	1,963.0	13.0	62.0	2,038.0
Year 3	1,604.1	61.1	54.5	1,719.7
Year 4	644.6	11.2	56.3	712.1
Year 5	351.1	30.6	58.4	440.1
2-5 years	4,562.8	115.9	231.2	4,909.9
After 5 years	405.4	92.8	2,437.6	2,935.8
Total fixed-rate	9,156.3	335.0	2,727.3	12,218.6
Adjustable-rate
1 year or less	1,844.3	190.4	87.9	2,122.6
Year 2	1,895.9	368.9	97.6	2,362.4
Year 3	1,888.4	422.8	104.5	2,415.7
Year 4	1,872.0	219.0	108.7	2,199.7
Year 5	2,464.4	305.7	113.3	2,883.4
2-5 years	8,120.7	1,316.4	424.1	9,861.2
After 5 years	1,815.9	209.5	4,730.7	6,756.1
Total adjustable-rate	11,780.9	1,716.3	5,242.7	18,739.9
Total	$20,937.2	$2,051.3	$7,970.0	$30,958.5

CIT ANNUAL REPORT 2016    71

The following table presents the changes to our financing and leasing assets:

Financing and Leasing Assets Rollforward (dollars in millions)

	Commercial Banking	Consumer Banking	Non- Strategic Portfolios	Total
Balance at December 31, 2013	$19,315.3	$–	$4,050.4	$23,365.7
New business volume	7,522.0	–	1,302.9	8,824.9
Portfolio / business purchases	1,185.8	–	–	1,185.8
Loan and portfolio sales	(433.6)	–	(955.3)	(1,388.9)
Equipment sales	(242.9)	–	(200.5)	(443.4)
Depreciation	(201.0)	–	(28.8)	(229.8)
Gross charge-offs	(69.3)	–	(57.5)	(126.8)
Collections and other	(4,367.7)	–	(1,751.8)	(6,119.5)
Balance at December 31, 2014	22,708.6	–	2,359.4	25,068.0
New business volume	9,005.1	249.9	768.2	10,023.2
Portfolio / business purchases	6,308.5	7,372.3	–	13,680.8
Loan and portfolio sales	(844.7)	(17.1)	(274.8)	(1,136.6)
Equipment sales	(217.2)	–	(125.1)	(342.3)
Depreciation	(218.3)	–	(10.9)	(229.2)
Gross charge-offs	(113.0)	(1.3)	(50.8)	(165.1)
Collections and other	(6,009.8)	(372.4)	(1,088.5)	(7,470.7)
Balance at December 31, 2015	30,619.2	7,231.4	1,577.5	39,428.1
New business volume	8,216.2	960.5	151.1	9,327.8
Portfolio / business purchases	64.1	–	–	64.1
Loan and portfolio sales	(484.2)	(87.7)	(717.3)	(1,289.2)
Equipment sales	(258.5)	–	(85.6)	(344.1)
Depreciation	(261.1)	–	–	(261.1)
Gross charge-offs	(133.8)	(2.8)	–	(136.6)
Collections and other	(7,355.8)	(1,059.6)	(715.6)	(9,131.0)
Balance at December 31, 2016	$30,406.1	$7,041.8	$210.1	$37,658.0

Financing and leasing assets acquired in the OneWest Transaction are reflected in the 2015 ’Portfolio/business purchases’ line for Commercial Banking and Consumer Banking as of the acquisition date.

New business volume in 2016 decreased in Commercial Banking as we limited originations to existing commitments in the maritime portfolio within Commercial Finance, which was partially offset by increases in Real Estate Finance and Business Capital. In addition, in Commercial Finance we are positioning the portfolio to emphasize opportunities that build upon our specialty lending expertise by providing credit as well as other bank products and services. Volume in Consumer Banking increased in 2016 as activity in the prior year was limited due to the OneWest Transaction. The increase in 2015 Commercial Banking new business volumes compared to 2014 were driven by Business Capital (which included a full year of Direct Capital), Real Estate Finance, due to the OneWest Transaction, Commercial Finance, due to the growth of the maritime portfolio, and Rail, reflecting additional railcar deliveries. New business volume in 2014 reflected solid demand for Commercial Banking products and services.

Portfolio/business purchases reflected a small portfolio of railcars in 2016. 2015 included the OneWest Bank acquisition in Commercial Banking and Consumer Banking and Rail portfolios purchased by Nacco. 2014 activity included the acquisition of Nacco in Rail and Direct Capital in Business Capital within Commercial Banking.

Loan and portfolio sales in 2016 within NSP reflected the sale of our Canadian Equipment and Corporate Finance businesses and the sale of the U.K. equipment finance business. Commercial Banking activity mostly reflected sales to manage risk and position the Commercial Finance portfolio, which began in 2015, as we rebalanced assets post the OneWest Transaction. NSP sales in 2015 reflect the sale of the Mexico and Brazil businesses. Loan and portfolio sales in NSP during 2014 reflect international portfolios and the small business loan portfolio, while Commercial Banking had various loan sales throughout the year.

Equipment sales in 2016, 2015 and 2014 generally reflect sales of small-ticket equipment and rail equipment in Commercial Banking. Equipment sales in NSP included operating lease equipment in the various international platforms sold over the years.

Portfolio activities are discussed in the respective segment descriptions in “Results by Business Segment”.

Item 7:  Management’s Discussion and Analysis

72    CIT ANNUAL REPORT 2016

CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer financing and leasing assets by geographical regions:

Total Financing and Leasing Assets by Obligor – Geographic Region (dollars in millions)

	December 31, 2016		December 31, 2015		December 31, 2014
West	$11,858.7	31.5%	$11,972.1	30.4%	$3,027.4	12.1%
Northeast	9,766.0	25.9%	9,436.1	23.9%	6,536.0	26.1%
Midwest	4,241.9	11.3%	4,269.9	10.8%	3,635.6	14.5%
Southwest	4,112.8	10.9%	4,166.8	10.6%	3,253.4	13.0%
Southeast	3,299.5	8.8%	3,728.9	9.5%	2,875.7	11.5%
Total U.S.	33,278.9	88.4%	33,573.8	85.2%	19,328.1	77.2%
Canada	1,199.8	3.2%	1,964.9	5.0%	2,032.2	8.1%
Europe	1,154.5	3.1%	1,363.6	3.4%	1,409.7	5.6%
Asia / Pacific	1,100.1	2.9%	1,656.7	4.2%	1,386.3	5.5%
All other countries	924.7	2.4%	869.1	2.2%	911.7	3.6%
Total	$37,658.0	100.0%	$39,428.1	100.0%	$25,068.0	100.0%

Ten Largest Accounts

Our ten largest financing and leasing asset accounts, the vast majority of which are lessors of rail assets, in the aggregate represented 4.2% of our total financing and leasing assets at December 31, 2016 (the largest account was less than 1.0%).

The ten largest financing and leasing asset accounts were 3.9% at December 31, 2015 and 6.5% at December 31, 2014.

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial financing and leasing assets by obligor geography:

Commercial Financing and Leasing Assets by Obligor — Geographic Region (dollars in millions)

	December 31, 2016		December 31, 2015		December 31, 2014
Northeast	$8,643.0	27.9%	$8,136.1	25.0%	$6,536.0	26.1%
West	7,168.7	23.1%	7,270.9	22.4%	3,027.4	12.1%
Midwest	4,027.8	13.0%	4,024.3	12.4%	3,635.6	14.5%
Southwest	4,016.7	12.9%	4,100.6	12.6%	3,253.4	13.0%
Southeast	2,789.3	9.0%	3,136.6	9.6%	2,875.7	11.5%
Total U.S.	26,645.5	85.9%	26,668.5	82.0%	19,328.1	77.2%
Asia / Pacific	1,100.1	3.5%	1,656.7	5.1%	1,386.3	5.5%
Europe	1,154.5	3.7%	1,363.6	4.2%	1,409.7	5.6%
Canada	1,199.8	3.9%	1,964.9	6.0%	2,032.2	8.1%
All other countries	924.7	3.0%	869.1	2.7%	911.7	3.6%
Total	$31,024.6	100.0%	$32,522.8	100.0%	$25,068.0	100.0%

CIT ANNUAL REPORT 2016    73

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

Commercial Financing and Leasing Assets by Obligor – State and Country (dollars in millions)

	December 31, 2016		December 31, 2015		December 31, 2014
State
California	$5,220.8	16.8%	$5,301.0	16.3%	$1,488.0	5.9%
Texas	3,296.3	10.6%	3,444.6	10.6%	2,687.3	10.7%
New York	3,084.0	10.0%	2,841.8	8.7%	2,492.9	10.0%
Delaware	1,573.8	5.1%	1,230.6	3.8%	504.8	2.0%
All other states	13,470.6	43.4%	13,850.5	42.6%	12,155.1	48.5%
Total U.S.	$26,645.5	85.9%	$26,668.5	82.0%	$19,328.1	77.2%
Country
Canada	$1,199.8	3.9%	$1,964.9	6.0%	$2,032.2	8.1%
Marshall Islands	632.2	2.0%	882.0	2.7%	682.2	2.7%
All other countries	2,547.1	8.2%	3,007.4	9.3%	3,025.5	12.0%
Total International	$4,379.1	14.1%	$5,854.3	18.0%	$5,739.9	22.8%

Cross-Border Transactions

Cross-border transactions reflect monetary claims on borrowers domiciled in foreign countries and primarily include cash deposited with foreign banks and receivables from residents of a foreign country, reduced by amounts funded in the same currency and recorded in the same jurisdiction. The following table includes all countries that we have cross-border claims of 0.75% or greater of total consolidated assets:

Cross-border Outstandings as of December 31 (dollars in millions)

	2016						2015		2014
Country	Banks (**)	Government	Other	Net Local Country Claims	Total Exposure	Exposure as a Percentage of Total Assets	Total Exposure	Exposure as a Percentage of Total Assets	Total Exposure	Exposure as a Percentage of Total Assets
Canada	$–	$–	$–	$–	$–	(*)	$970.0	1.44%	$1,397.0	2.93%
United Kingdom	–	–	–	–	–	(*)	904.0	1.34%	1,129.0	2.36%
Marshall Islands	–	–	667.0	–	667.0	1.04%	812.0	1.20%	687.0	1.44%
China	–	–	–	–	–	(*)	678.0	1.01%	853.0	1.79%
France	456.0	–	580.0	31.0	1,067.0	1.66%	–	(*)	426.0	0.89%

(*)	Cross-border outstandings were less than 0.75% of total consolidated assets

(**)	Claims from Bank counterparties include claims outstanding from derivative products.

Item 7:  Management’s Discussion and Analysis

74    CIT ANNUAL REPORT 2016

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

Commercial Financing and Leasing Assets by Obligor – Industry (dollars in millions)

	December 31, 2016		December 31, 2015		December 31, 2014
Real Estate	$4,988.5	16.1%	$4,895.4	15.0%	$1,590.5	6.3%
Manufacturing(1)	4,478.7	14.4%	4,889.1	15.0%	4,603.5	18.4%
Retail(2)	2,296.3	7.4%	2,470.7	7.6%	3,175.9	12.7%
Energy and utilities	2,224.4	7.2%	2,084.1	6.4%	1,505.0	6.0%
Wholesale	2,178.2	7.0%	2,181.5	6.7%	1,541.8	6.1%
Rail	2,088.5	6.7%	1,742.2	5.4%	1,385.8	5.5%
Maritime	1,660.2	5.4%	1,832.5	5.6%	618.0	2.5%
Service industries	1,533.7	4.9%	1,609.0	5.0%	1,266.6	5.0%
Oil and gas extraction / services	1,516.7	4.9%	1,825.9	5.6%	1,426.0	5.7%
Business Services	1,424.0	4.6%	1,794.0	5.5%	1,399.1	5.6%
Healthcare	1,325.3	4.3%	1,219.2	3.8%	1,154.2	4.6%
Transportation	809.5	2.6%	982.6	3.0%	1,324.5	5.3%
Finance and insurance	698.6	2.3%	926.6	2.9%	551.5	2.2%
Other (no industry greater than 2%)	3,802.0	12.2%	4,070.0	12.5%	3,525.6	14.1%
Total	$31,024.6	100.0%	$32,522.8	100.0%	$25,068.0	100.0%

(1)	At December 31, 2016, manufacturers of chemicals, including pharmaceuticals (3.7%), petroleum and coal, including refining (2.3%), food (1.5%) and stone, clay, glass and concrete (1.3%).

(2)	At December 31, 2016 includes retailers of general merchandise (2.6%), food and beverage (1.4%) and miscellaneous (1.3%).

Energy

CIT’s direct lending to the oil and gas industry totaled $0.6 billion or approximately 2% of total loans at December 31, 2016. The year over year decline of $0.1 billion in oil and gas loans was driven by loan sales and paydowns. We have approximately $2.2 billion of railcars leased directly to railroads and other diversified shippers in support of the transportation and production of crude oil. We discuss our loan portfolio exposure to certain energy sectors in Credit Metrics and our rail operating lease portfolio below.

Operating Lease Equipment — Rail

As detailed in the following table, at December 31, 2016, our operating lease rail portfolio consisted of over 131,000 railcars and approximately 400 locomotives. The weighted average remaining lease term on the operating lease fleet is approximately 3 years, with approximately 26,200 and 21,000 leased rail assets scheduled to expire in 2017 and 2018, respectively. We also have commitments to purchase approximately 2,400 railcars, primarily freight cars, as disclosed in Item 8. Financial Statements and Supplementary Data, Note 21 — Commitments.

Railcar Type	Owned Fleet
Covered Hoppers	49,247
Tank Cars	37,285
Mill/Coil Gondolas	13,746
Coal	10,911
Boxcars	8,661
Flatcars	5,183
Locomotives	383
Other	6,047
Total	131,463

The Rail division included approximately 37,000 tank cars. The North American fleet has approximately 24,000 tank cars used in the transport of crude oil, ethanol and other flammable liquids (collectively, “Flammable Liquids”). Of the 24,000 flammable liquids tank cars, approximately 16,000 tank cars are leased directly to railroads and other diversified shippers for the transportation of crude by rail. The North America fleet also contains approximately 9,000 sand cars (covered hoppers) leased to customers to support crude oil and natural gas production.

On May 1, 2015, the U.S. Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and Transport Canada (“TC”) each released their final rules (the “Final Rules”), which were generally aligned in recognition that many railcars are used in both countries. The Final U.S. Rules applied to all High Hazard Flammable Trains (“HHFT”), which is defined as trains with a continuous block of 20 or more tank cars loaded with a flammable liquid or 35 or more tank cars loaded with a flammable liquid dispersed through a train. The Final U.S. Rules (i) established enhanced DOT Specification 117 design and performance criteria applicable to tank cars constructed after October 1, 2015, for use in an HHFT and (ii) required retrofitting existing tank cars in accordance with DOT-prescribed retrofit design or performance standard for use in a HHFT. The retrofit timeline was based on two risk factors, the packing group of the flammable liquid and the differing types of DOT-111 and CPC-1232 tank cars. The Final U.S. Rules also established new braking standards, requiring HHFTs to have in place a functioning two-way end-of-train device or a distributive power braking system. In addition, the Final U.S. Rules established speed restrictions for HHFTs, established standards for rail routing analysis, required improved information sharing with state and local officials, and required more accurate classification of unrefined petroleum-based products, including developing and carrying out sampling and testing programs.

CIT ANNUAL REPORT 2016    75

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

As noted above, CIT has approximately 24,000 tank cars in its North American fleet used in the transport of Flammable Liquids. Based on our analysis of the Final U.S. Rules, as modified by the FAST Act, our current flammable liquids tank car fleet will require modification with the vast majority due by 2020 or later. Current tank cars on order are being configured to meet the Final U.S. Rules, as modified by the Fast Act, except for the installation of ECP braking systems. CIT is currently evaluating how the Final U.S. Rules, as modified by the Fast Act will impact its business and customers. We continue to believe that we will retrofit most of our impacted cars, depending on future industry and market conditions, and we will amortize the cost over the remaining asset life of the cars.

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer financing and leasing assets, including PCI loans as of December 31, 2016 and December 31, 2015. All of the consumer loans were acquired in the OneWest Transaction. The consumer PCI loans are included in the total outstanding and displayed separately, net of purchase accounting adjustments. PCI loans are discussed in more detail in Note 3 — Loans in Item 8. Financial Statements and Supplementary Data.

Consumer Financing and Leasing Assets (dollars in millions)

	December 31, 2016		December 31, 2015
	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$5,501.6	82.9%	$5,654.4	81.9%
Reverse mortgage	891.8	13.5%	917.4	13.3%
Home Equity Lines of Credit	237.1	3.6%	325.7	4.7%
Other consumer	2.9	–	7.8	0.1%
Total loans	$6,633.4	100.0%	$6,905.3	100.0%

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

See Note 3 — Loans in Item 8. Financial Statements and Supplementary Data for information on LTV ratios.

Loan concentrations may exist when borrowers could be similarly impacted by economic or other conditions. The following table summarizes the carrying value of consumer financing and leasing assets, with concentrations in the top five states based upon property address by geographical regions as of December 31, 2016 and December 31, 2015:

Consumer Financing and Leasing Assets Geographic Concentrations (dollars in millions)

	December 31, 2016		December 31, 2015
	Net Investment	% of Total	Net Investment	% of Total
California	$4,217.0	63.6%	$4,264.7	61.8%
New York	524.0	7.9%	565.9	8.2%
Florida	282.7	4.3%	318.9	4.6%
New Jersey	159.4	2.4%	171.4	2.5%
Maryland	137.7	2.1%	149.0	2.2%
Other States and Territories(1)	1,312.6	19.7%	1,435.4	20.7%
	$6,633.4	100.0%	$6,905.3	100.0%

(1)	No state or territories have total carrying value in excess of 2%.

Item 7:  Management’s Discussion and Analysis

76    CIT ANNUAL REPORT 2016

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

Cash

Cash totaled $6.4 billion at December 31, 2016, compared to $7.7 billion and $6.2 billion at December 31, 2015 and 2014, respectively. The decline in 2016 compared to 2015 reflects our 2016 business strategy, as we redeployed cash at CIT Bank into higher-yielding “High Quality Liquid Assets.” The increase in 2015 compared to 2014 was primarily due to cash acquired in the OneWest Transaction. Cash at December 31, 2016 consisted of $4.6 billion at CIT Bank and $1.8 billion related to the bank holding company and other operating subsidiaries. Of the total cash at December 31, 2016, $0.4 billion was held by foreign subsidiaries.

As of December 31, 2016, CIT does not intend to indefinitely reinvest foreign earnings.

Investment Securities

Investment Securities (dollars in millions)

	December 31, 2016	December 31, 2015	December 31, 2014
Available-for-sale securities
Debt securities	$3,674.1	$2,007.8	$1,116.5
Equity securities	34.1	14.3	14.0
Held-to-maturity securities
Debt securities	243.0	300.1	352.3
Securities carried at fair value with changes recorded in net income
Debt securities	283.5	339.7	–
Non-marketable investments	256.4	291.8	67.5
Total investment securities	$4,491.1	$2,953.7	$1,550.3

In 2016, we redeployed cash at CIT Bank into higher-yielding “High Quality Liquid Assets” thus increasing debt securities compared to 2015. The increase in investment securities in 2015 primarily reflects $1.3 billion of investments acquired in the OneWest Transaction, mostly MBS securities. In addition, the acquisition also drove the increase in the non-marketable equity investments, which represents the additional investment in FHLB and FRB securities. See Note 1 — Business and Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data for policies covering classification and reviewing for OTTI.

Interest and dividend income (a component of NFR), totaled $132 million, $71 million and $36 million for the years ended December 31, 2016, 2015 and 2014, respectively, with the increases over 2014 mostly reflecting the higher investment balances on the mortgage-backed security portfolio. We also recognized net gains in other income of $35 million, $1 million and $38 million for the years ended December 31, 2016, 2015 and 2014, respectively. The revenue streams are discussed in Net Finance Revenue and Non-interest Income.

Credit Facilities

As of December 31, 2016, we maintained additional liquidity sources in the form of:

-	A multi-year committed revolving credit facility that has a total commitment of $1.5 billion, of which $1.4 billion was unused. The facility was amended in February 2017 to, among other things, extend the maturity date of the facility, reduce total commitments thereunder to $1.4 billion and to further reduce total commitments thereunder to $750 million upon consummation of the sale of our Commercial Air business (see Note 31 — Subsequent Events in Item 8. Financial Statements and Supplementary Data); and

-	Committed securitization facilities and secured bank lines totaled $3.1 billion, of which $1.9 billion was unused, provided that eligible assets are available that can be funded through these facilities.

Liquidity is further enhanced by our ability to sell or syndicate portfolio assets in secondary markets, which also enables us to manage credit exposure, and to pledge assets to access secured borrowing facilities through the FHLB and FRB.

CIT ANNUAL REPORT 2016    77

Funding Sources

Funding sources include deposits and borrowings. As we execute on our strategic initiatives, we plan to continue to increase the proportion of deposits in our funding mix. The following table reflects our funding mix:

Funding Mix

	December 31, 2016	December 31, 2015	December 31, 2014
Deposits	68%	67%	50%
Unsecured	23%	22%	37%
Secured Borrowings:
Structured financings	4%	5%	12%
FHLB Advances	5%	6%	1%

The percentage of funding for each period excludes the debt related to discontinued operations (see Note 2 — Acquisition and Discontinued Operations in Item 8. Financial Statements and Supplementary Data), and is based on disclosed amounts, inclusive of purchase accounting adjustments. The increase in the percentage mix of deposits in 2016 represents the Company’s decision to expand and utilize deposits, which are a less expensive funding source. The decline in the percentage mix of structured financings was due to repayments. The changes in funding mix in 2015 compared to 2014 were mainly due to the OneWest Bank acquisition.

The following sections on deposits and borrowings provide further detail on the acquired amounts and the effect on existing balances.

Deposits

CIT offers its deposits through various channels. At December 31, 2016, our branch deposits totaled $11.8 billion, online deposits totaled $11.0 billion, brokered deposits were $5.1 billion and commercial deposits were $4.4 billion. The following table details our ending deposit balances by type:

Deposits at December 31 (dollars in millions)

	2016		2015		2014
	Total	Percent of Total	Total	Percent of Total	Total	Percent of Total
Checking and Savings:
Non-interest bearing checking	$1,255.6	3.9%	$862.9	2.6%	$–	–
Interest bearing checking	3,251.8	10.1%	3,123.7	9.5%	–	–
Money market	6,593.3	20.4%	5,560.5	17.0%	1,873.8	11.8%
Savings	4,303.0	13.3%	4,840.5	14.8%	3,941.6	24.9%
Certificates of Deposits	16,729.0	51.8%	18,201.8	55.6%	9,942.2	62.8%
Other	171.6	0.5%	172.0	0.5%	81.1	0.5%
Total	$32,304.3	100.0%	$32,761.4	100.0%	$15,838.7	100.0%

CIT Bank offers a full suite of deposit offerings to its commercial and consumer customers through a network of 70 branches in Southern California and online. Increasing the proportion of deposit funding and lowering costs is a key area of focus for CIT. The weighted average coupon rate of total deposits was 1.19% at December 31, 2016, down from 1.26% at December 31, 2015, and 1.68% at December 31, 2014. At December 31, 2016, our CDs had a weighted average remaining life of approximately 1.8 years. The decline at December 31, 2016, reflected our decision to deemphasize and exercise call options on certain brokered CDs, which had higher coupon rates, while the 2015 decline reflected rates on the deposits received in the OneWest Transaction that were lower than existing deposits. During 2016, we incurred charges of $10.6 million on the early redemption of $1.1 billion of brokered CDs. Brokered CDs now represent 11.5% of total deposits at December 31, 2016, a 25% reduction from December 31, 2015. See Net Finance Revenue section for further discussion on average balances and rates.

See Net Finance Revenue section for further discussion on average balances and rates.

Borrowings

Borrowings consist of senior unsecured notes and secured borrowings (structured financings and FHLB advances), which totaled $14.9 billion in aggregate at December 31, 2016, down from $16.4 billion at December 31, 2015 and $16.0 billion at December 31, 2014. This decline primarily relates to payments on and redemptions of structured financings and a reduction in FHLB Advances from 2015 year end. The weighted average coupon rate of borrowings at December 31, 2016 was 4.20%, compared to 3.93% and 4.42% at December 31, 2015 and 2014, respectively. The increase in the weighted average coupon rate in 2016 reflected the repayment of lower cost secured borrowings, while the declines from 2014 reflected the increase in FHLB advances, which have lower rates.

Item 7:  Management’s Discussion and Analysis

78    CIT ANNUAL REPORT 2016

Included in liabilities of discontinued operations at December 31, 2016 is $1.6 billion of secured debt, mostly related to the Commercial Air business. See Note 2 — Acquisitions and Discontinued Operations in Item 8. Financial Statements and Supplementary Data.

In conjunction with the pending sale of our Commercial Air business, we expect to repay or repurchase certain of our secured and unsecured debt, which could result in significant debt-related costs. Debt balances that we expect to repay and/or transfer in connection with the sale of the Commercial Air business totaled approximately $7.0 billion as of December 31, 2016, comprised of approximately $5.8 billion of unsecured debt and $1.2 billion of secured debt of which approximately $1 billion was repaid in February of 2017.

See Note 10 — Borrowings in Item 8. Financial Statements and Supplementary Data for further detail on borrowings.

Unsecured Borrowings

Second Amended and Restated Revolving Credit Facility

As discussed above, in February 2017, the Revolving Credit Facility was amended . See Note 31 — Subsequent Events in Item 8. Financial Statements and Supplementary Data for further discussion.

The following was in effect as of December 31, 2016:

There were no borrowings outstanding under the Revolving Credit Facility at December 31, 2016, and the amount available to draw upon was approximately $1.4 billion, with the remaining amount of approximately $0.1 billion utilized for issuance of letters of credit.

At December 31, 2016, the Revolving Credit Facility had a $1.5 billion total commitment that consisted of a $1.15 billion revolving loan tranche and a $350 million revolving loan tranche that can also be utilized for issuance of letters of credit. The applicable margin charged under the facility is based on our debt ratings. Currently, the applicable margin is 2.25% for LIBOR Rate loans and 1.25% for Base Rate loans. Improvement in CIT’s long-term senior unsecured debt ratings to Ba2 by Moody’s would result in a reduction in the applicable margin to 2.00% for LIBOR Rate loans and to 1.00% for Base Rate loans. A downgrade in CIT’s long-term senior unsecured debt ratings to B+ by S&P or Fitch would result in an increase in the applicable margin for LIBOR Rate and Base Rate loans. In the event of a one notch downgrade by only one of the agencies, no change to the margin charged under the facility would occur.

The Revolving Credit Facility is unsecured and is guaranteed by nine of the Company’s domestic operating subsidiaries. The facility contains a covenant requiring a minimum guarantor asset coverage ratio, including the criteria for calculating the ratio. The required minimum guarantor asset coverage ratio ranges from 1.0:1.0 to 1.50:1.0 depending on the Company’s long-term senior unsecured debt rating. The requirement at December 31, 2016, was 1.375:1.0. As of December 31, 2016, the last reported asset coverage ratio was 3.03x.

Senior Unsecured Borrowings

At December 31, 2016, unsecured borrowings outstanding totaled $10.6 billion, essentially unchanged from December 31, 2015 and down from $11.9 billion at December 31, 2014. The weighted average coupon rate of unsecured borrowings at December 31, 2016, was 5.03%, unchanged from December 31, 2015 and up slightly from 5.00% at December 31, 2014. The decline in the 2015 outstanding balance and slight increase in rate reflect the repayment of $1.2 billion of maturing 4.75% notes and modest debt repurchases during 2015.

In December 2016, nearly $956 million of the aggregate principal amount of outstanding 5.00% Notes due May 2017 (“Old Notes”), were exchanged to new 5.00% Senior Unsecured Notes due May 2018 (the “New Notes”). The New Notes mature on May 15, 2018, which is one year later than the maturity of the Old Notes. The New Notes have the same interest rate, ranking and covenants as the Old Notes. Commencing on May 15, 2017, the New Notes will be redeemable at the Company’s option at 100.50% of the principal amount of the New Notes. While we target the sale of Commercial Air to be completed by the end of the first quarter of 2017, extending the maturity of the notes due in May 2017 provided financial flexibility and enables CIT to better manage its liquidity profile in the event of an unexpected delay in the sale.

As detailed in “Contractual Commitments and Payments” below, there are scheduled maturities of approximately $2.0 billion in 2017, reflecting $1.7 billion due in August 2017 and the remaining Old Notes.

Secured Borrowings

As part of our funding strategy, we may pledge assets for secured financing transactions (which include structured financings), to borrow from the FHLB, or for other purposes as required or permitted by law. Our secured financing transactions do not meet accounting requirements for sale treatment and are recorded as secured borrowings, with the assets remaining on-balance sheet pursuant to GAAP. The debt issued in conjunction with these transactions is collateralized by certain discrete receivables, loans, leases and/or underlying equipment. Certain related cash balances are restricted.

FHLB Advances

FHLB advances have become a larger source of funding since the OneWest Transaction. CIT Bank is a member of the FHLB of San Francisco and may borrow under a line of credit that is secured by pledged collateral. The Bank makes decisions regarding utilization of advances based upon a number of factors including liquidity needs, cost of funds and alternative sources of funding. CIT Bank, N.A. had $2.4 billion and $3.1 billion outstanding under the line and $6.4 billion and $6.8 billion of assets pledged as collateral, at December 31, 2016 and 2015, respectively. The decrease in advances during 2016 was the result of management’s decision to utilize excess cash balances to reduce these borrowings.

Prior to the OneWest Transaction, at December 31, 2014, CIT Bank was a member of the FHLB of Seattle (before its merger into FHLB Des Moines on June 1, 2015) and had $125 million outstanding under a line of credit and $168 million of commercial real estate assets were pledged as collateral. At December 31,

CIT ANNUAL REPORT 2016    79

2014, a subsidiary of CIT Bank was a member of FHLB Des Moines and had $130 million of advances outstanding and $142 million of collateral pledged.

Structured Financings

Structured Financings totaled approximately $1.9 billion at December 31, 2016, compared to $2.6 billion and $3.9 billion at December 31, 2015 and 2014, respectively. The decreases in secured borrowings during 2016 and 2015 reflect net repayments. The weighted average coupon rate of structured financings at December 31, 2016 was 3.39%, up from 3.11% and 2.88% at December 31, 2015 and 2014, respectively. The increase in the weighted average rate in 2015 mostly reflects the repayments on lower coupon financings.

During the fourth quarter of 2016, CIT completed the following notable transactions:

-	Established a $1 billion, three-year asset-based lending (“ABL”) facility in support of our factoring business in the Business Capital division, and
-	Amended our $1.5 billion Canadian TRS facility as noted in the TRS Transactions section below.

Structured financings in CIT Bank totaled $0.2 billion, $0.8 billion and $1.6 billion at December 31, 2016, 2015 and 2014, respectively, which were secured by $0.3 billion, $1.1 billion and $2.1 billion of pledged assets at December 31, 2016, 2015 and 2014, respectively. Non-bank structured financings were $1.7 billion, $1.8 billion and $2.3 billion at December 31, 2016, 2015 and 2014, respectively, and were secured by assets of $3.8 billion, $3.5 billion and $4.2 billion, at December 31, 2016, 2015 and 2014, respectively.

See Note 10 — Borrowings in Item 8. Financial Statements and Supplementary Data for a table displaying our consolidated secured financings and pledged assets.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight, borrowings. The borrowing capacity is determined by the FRB based on the collateral pledged.

There were no outstanding borrowings with the FRB Discount Window as of December 31, 2016, 2015 or 2014. See Note 10 — Borrowings in Item 8. Financial Statements and Supplementary Data for balances pledged, including amounts to the FRB.

TRS Transactions

Two financing facilities between two wholly-owned subsidiaries of CIT, one Canadian (“CFL”) and one Dutch, and Goldman Sachs International (“GSI”), respectively, are structured as total return swaps (“TRS”), under which amounts available for advances (otherwise known as the unused portion) are accounted for as derivatives and recorded at its estimated fair value. The total facility capacity available under the Canadian TRS was $437 million and the Dutch TRS was $625 million at December 31, 2016. The utilized portion reflects the borrowing.

On December 7, 2016, CFL entered into a Fourth Amended and Restated Confirmation (the “Termination Agreement”) with GSI to terminate the Canadian TRS. Under the Termination Agreement, the Canadian TRS terminates on March 31, 2017, or such earlier date designated by CFL upon five business days’ prior notice delivered to GSI on or after January 2, 2017. The Termination Agreement required payment by CFL to GSI on December 7, 2016, of the present value of the remaining facility fee in an amount equal to approximately $280 million.

In order to prepare for the previously announced sale of the Company’s commercial aircraft leasing business to Avolon Holdings Limited, CIT redeemed in December 2016 the commercial aircraft securitization transaction utilized as a reference obligation in the Canadian TRS, causing the Canadian TRS to become fully unutilized. As a result, the Company and its Board of Directors decided to terminate the Canadian TRS in order to further simplify the Company’s business model and reduce earnings volatility resulting from the mark-to-market of the Canadian TRS derivative. On January 9, 2017, CFL provided notice to GSI designating January 17, 2017, as the termination date for the Canadian TRS.

The aggregate “notional amounts” of the TRS Transactions of $587.5 million at December 31, 2016 and $1,152.8 million at December 31, 2015, represent the aggregate unused portions under the Canadian TRS and Dutch TRS, respectively, and constitute derivative financial instruments. These notional amounts are calculated as the maximum aggregate facility commitment amounts, $1,062.3 million at December 31, 2016 and $2,125.0 at December 31, 2015, less the aggregate actual adjusted qualifying borrowing base outstanding of $474.8 million at December 31, 2016 and $972.2 million at December 31, 2015, under the Canadian TRS and Dutch TRS. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying ABS to investors. If CIT funds additional ABS under the Dutch TRS, the aggregate adjusted qualifying borrowing base of the total return swaps will increase and the notional amount of the derivatives will decrease accordingly.

Based on the Company’s valuation, a liability of $11.3 million and $54.9 million was recorded at December 31, 2016, and December 31, 2015, respectively on the aggregate unused portion. The decrease in the liability of $43.6 million and increase in the liability of $30.4 million for the years ended December 31, 2016, and 2015, respectively, were recognized in Other Income. The termination fee on the financing facility, mentioned above, and the reduction of the liability associated with the TRS Transactions of approximately $37 million, resulted in a net pretax charge for the Company of approximately $245 million in the fourth quarter of 2016. As a result of the Termination Agreement, the unsecured counterparty receivable held by GSI under the Canadian TRS was also released.

We continue to utilize the Dutch TRS to fund our rail operations. The terms and conditions of the Dutch TRS allow CIT to terminate all, but not part, of the transaction upon payment of the present value of the facility fee that would accrue through the termination date of the facility. As of December 31, 2016 that amount was approximately $120 million. At December 31, 2016, a total of $838 million of pledged assets backed $529 million of debt issued to investors.

See Note 11 — Derivative Financial Instruments in Item 8. Financial Statements and Supplementary Data for further information.

Item 7:  Management’s Discussion and Analysis

80    CIT ANNUAL REPORT 2016

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

CIT and CIT Bank debt ratings at December 31, 2016, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and DBRS Inc. (“DBRS”) are presented in the following table.

Debt Ratings as of December 31, 2016

	S&P	Fitch	Moody’s	DBRS
CIT Group Inc.
Issuer / Counterparty Credit Rating	BB+	BB+	Ba3	BB (High)
Revolving Credit Facility Rating	BB+	BB+	Ba3	BBB (Low)
Series C Notes / Senior Unsecured Debt Rating	BB+	BB+	Ba3	BB (High)
Outlook	Stable	Stable	Review – Positive	Stable
CIT Bank, N.A.
Deposit Rating (LT/ST)	NR	BBB-/F3	Baa3/Prime 3	BB (High)/R-4
Long-term Senior Unsecured Debt Rating	BBB-	BB+	Ba3	BB (High)
Outlook	Stable	Stable	Review – Positive	Positive

NR — Not Rated

In October 2016, Moody’s placed the ratings of CIT Group Inc. and CIT Bank, N.A. on review for possible upgrade. In June 2016, Moody’s assigned an issuer rating to CIT Group Inc. of Ba3, upgraded the Revolving Credit Facility and unsecured debt ratings to Ba3 and changed its outlook to stable from positive. Moody’s also issued ratings for CIT Bank, NA, which they previously did not rate. In January 2016, S&P assigned a long-term issuer credit rating of BBB- to CIT Bank, N.A.

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

Contractual Payments and Commitments

Payments for the Twelve Months Ended December 31(1) (dollars in millions)

	Total	2017	2018	2019	2020	2021+
Structured financings(2)	$1,938.4	$328.1	$281.4	$787.2	$68.8	$472.9
FHLB advances	2,410.6	15.0	1,150.0	1,245.6	–	–
Senior unsecured	10,645.9	1,978.6	3,115.9	2,750.0	750.0	2,051.4
Total Long-term borrowings	14,994.9	2,321.7	4,547.3	4,782.8	818.8	2,524.3
Deposits	32,294.8	24,225.4	2,673.2	2,072.3	1,555.8	1,768.1
Credit balances of factoring clients	1,292.0	1,292.0	–	–	–	–
Lease rental expense	283.8	49.3	46.6	44.8	38.7	104.4
Total contractual payments	$48,865.5	$27,888.4	$7,267.1	$6,899.9	$2,413.3	$4,396.8
(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.
(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

CIT ANNUAL REPORT 2016    81

Commitment Expiration by Years Ended December 31 (dollars in millions)

	Total	2017	2018	2019	2020	2021+
Financing commitments	$6,008.1	$1,003.6	902.2	1,490.9	1,213.4	1,398.0
Aerospace purchase commitments(1)	8,683.5	607.9	2,009.2	3,274.5	2,791.9	–
Rail and other purchase commitments	300.7	272.9	27.8	–	–	–
Letters of credit	246.2	51.2	36.3	53.4	32.2	73.1
Deferred purchase agreements	2,060.5	2,060.5	–	–	–	–
Guarantees, acceptances and other recourse obligations	1.6	1.6	–	–	–	–
Liabilities for unrecognized tax obligations(2)	36.4	5.0	31.4	–	–	–
Total contractual commitments	$17,337.0	$4,002.7	$3,006.9	$4,818.8	$4,037.5	$1,471.1

(1)	Aerospace purchase commitments are associated with Aerospace discontinued operations. These commitments are net of amounts on deposit with manufacturers.

(2)	The balance cannot be estimated past 2018; therefore the remaining balance is reflected in 2018.

Financing commitments decreased from $7.4 billion at December 31, 2015, to $6.0 billion at December 31, 2016. Financing commitments include commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $572 million at December 31, 2016. Also included are Business Capital credit line agreements, with an amount available of $335 million, net of the amount of receivables assigned to us. These are cancellable by CIT only after a notice period.

At December 31, 2016, substantially all our undrawn financing commitments were senior facilities, with approximately 80% secured by equipment or other assets and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance division of Commercial Banking. The top ten undrawn commitments totaled $352 million at December 31, 2016. The table above includes approximately $1.7 billion of undrawn financing commitments at December 31, 2016, that were not in compliance with contractual obligations, and therefore CIT does not have the contractual obligation to lend.

See Note 21 — Commitments in Item 8. Financial Statements and Supplementary Data for further detail.

Discontinued operations

The Aerospace purchase commitments in the table above are associated with Aerospace discontinued operations. Financing Commitments include HECM reverse mortgage loan commitments associated with Financial Freedom discontinued operations of $42 million at December 31, 2016. Financing Commitments also include a commitment associated with the TC-CIT Aviation joint venture in Aerospace discontinued operations of $3 million at December 31, 2016.

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

As a BHC in excess of $50 billion of assets, CIT is subject to enhanced prudential regulation under the Dodd-Frank Act. Among other requirements, CIT is subject to capital planning and stress testing requirements under the FRB’s Comprehensive Capital Analysis and Review (“CCAR”) process, which requires CIT to submit an annual capital plan and demonstrate that it can meet required capital levels over a nine quarter planning horizon, after taking into account the impact of stresses based on both supervisory and company-specific scenarios.

CIT submitted its first CCAR capital plan to the FRB in April 2016. As this filing was a private submission, the FRB did not publish its findings but informed CIT that we received a qualitative objection to the plan. We are actively remediating the gaps identified by the FRB. Notwithstanding the qualitative objection, the Federal Reserve did approve the continuation of our dividend and share repurchases at an amount consistent with 2015. In July 2016, CIT submitted its Amended Capital Plan to the FRB to include the expected capital impacts resulting from the pending Commercial Air sale, and revised our requested capital actions accordingly. CIT received a “non-objection” from the Federal Reserve Bank of New York for its Amended Capital Plan, subject to the closing of the transaction. See Capital Returns section below for details on permissible capital returns.

The Basel III Final Rule requires banks and BHCs to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario. Implementation for Modified LCR banking organizations, which CIT is considered, began on January 1, 2016, with a minimum requirement of 90% coverage. Beginning January 1, 2017, the minimum requirement increased to 100%. At December 31, 2016, our modified LCR was above 100% at both the Bank and on a consolidated basis.

Item 7:  Management’s Discussion and Analysis

82    CIT ANNUAL REPORT 2016

CIT’s capital management is discussed further in the “Regulation” section of Item 1. Business Overview with respect to capital and regulatory matters, including “Capital Requirements” and “Stress Test and Capital Plan Requirements”.

Capital Issuance

In connection with the OneWest Transaction, on August 3, 2015, CIT paid approximately $3.4 billion as consideration, which included 30.9 million shares of CIT Group common stock that was valued at approximately $1.5 billion at the time of closing. There were no other stock issuances in 2016 and 2015, other than related to compensation plans.

Capital Returns

Capital returned during the year ended December 31, 2016 totaled $123 million, reflecting dividend payments. Capital returned during 2015 totaled $647 million, including repurchases of approximately $532 million of our common stock and $115 million in dividends.

CIT received a “non-objection” from the FRB for its Amended Capital Plan, subject to the closing of the Commercial Air sale. The Amended Capital Plan authorizes CIT to return $2.975 billion of common equity to shareholders from the net proceeds of the Commercial Air sale; return up to an additional $0.325 billion of common equity contingent upon the issuance of a similar amount of Tier 1 qualifying preferred stock; and pay common dividends totaling $64 million per year after the transaction is completed, subject to quarterly approval by the CIT Board of Directors.

Our 2016 common stock dividends were as follows:

2016 Dividends

Declaration Date	Payment Date	Per Share Dividend
January	February 26, 2016	$0.15
April	May 27, 2016	$0.15
July	August 26, 2016	$0.15
October	November 25, 2016	$0.15

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital.

At December 31, 2016 and 2015, the regulatory capital guidelines applicable to the Company were based on the Basel III Final Rule.

Tier 1 Capital and Total Capital Components (dollars in millions)

	December 31, 2016		December 31, 2015
Tier 1 Capital	Transition Basis	Fully Phased-in Basis	Transition Basis	Fully Phased-in Basis
Total common stockholders’ equity	$10,002.7	$10,002.7	$10,944.7	$10,944.7
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital and qualifying noncontrolling interests	79.1	79.1	76.9	76.9
Adjusted total equity	10,081.8	10,081.8	11,021.6	11,021.6
Less: Goodwill(1)(2)	(733.1)	(733.1)	(1,130.8)	(1,130.8)
Disallowed deferred tax assets	(213.7)	(213.7)	(908.3)	(908.3)
Disallowed intangible assets(1)(2)	(68.3)	(113.8)	(53.6)	(134.0)
Other Tier 1 components	(7.8)	(17.5)	(0.1)	(0.1)
CET 1 Capital	9,058.9	9,003.7	8,928.8	8,848.4
Tier 1 Capital	9,058.9	9,003.7	8,928.8	8,848.4
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(3)	476.3	476.3	403.3	403.3
Total qualifying capital	$9,535.2	$9,480.0	$9,332.1	$9,251.7
Risk-weighted assets	$64,586.3	$65,068.2	$69,552.3	$70,238.0
BHC Ratios
CET 1 Capital Ratio	14.0%	13.8%	12.8%	12.6%
Tier 1 Capital Ratio	14.0%	13.8%	12.8%	12.6%
Total Capital Ratio	14.8%	14.6%	13.4%	13.2%
Tier 1 Leverage Ratio	13.9%	13.9%	13.4%	13.3%
CIT Bank, N.A. Ratios
CET 1 Capital Ratio	13.4%	13.2%	12.8%	12.6%
Tier 1 Capital Ratio	13.4%	13.2%	12.8%	12.6%
Total Capital Ratio	14.7%	14.4%	13.8%	13.6%
Tier 1 Leverage Ratio	10.9%	10.8%	10.9%	10.7%

(1)	Goodwill and disallowed intangible assets adjustments include the respective portion of deferred tax liability in accordance with guidelines under Basel III.

(2)	Goodwill and intangible assets adjustments also reflect the portion included within assets of discontinued operations.

(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

CIT ANNUAL REPORT 2016    83

Driving the increase in capital ratios in 2016 was the lower risk-weighted assets, as well as higher capital. RWA includes assets of discontinued operations, along with the related off-balance sheet items. RWA is discussed in a following table.

During 2016, the total common stockholders’ equity was reduced by several significant transactions previously noted, including the recording of a deferred tax liability related to the Commercial Air sale transaction (see Income Taxes section), goodwill impairment charges (see Note 26 — Goodwill and Intangible Assets in Item 8. Financial Statements and Supplementary Data and Critical Accounting Estimates), a net charge related to the termination of the Canadian total return swap, a charge related to an increase in the interest curtailment reserve related to Financial Freedom (see Discontinued Operations section), and various charges associated with strategic initiatives. While the deferred tax liability adjustment and the goodwill impairment charges negatively impacted stockholders’ equity, they had a minimal impact on regulatory capital ratios as the majority of the deferred tax liability adjustment was disallowed for regulatory capital purposes and the goodwill impairment is excluded from the calculations.

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

The Leverage ratio increased in 2016, reflecting the impact of the lower average assets, along with the noted impacts to capital. The 2015 Leverage ratio was affected by the acquisition, as the impact of the increase to average assets was not offset by the impact of the increase to capital.

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	December 31,
	2016	2015	2014
Balance sheet assets	$64,170.2	$67,391.9	$47,755.5
Risk weighting adjustments to balance sheet assets	(13,241.6)	(13,724.7)	(8,523.3)
Off balance sheet items	13,657.7	15,885.1	16,248.7
Risk-weighted assets	$64,586.3	$69,552.3	$55,480.9

The risk weighting adjustments at December 31, 2016 and 2015 reflect Basel III guidelines, whereas the December 31, 2014 risk weighting adjustments followed Basel I guidelines. The Basel III Final Rule prescribed new approaches for risk weightings. Of these, CIT will calculate risk weightings using the Standardized Approach. This approach expands the risk-weighting categories from the former four Basel I-derived categories to a larger and more risk-sensitive number of categories, depending on the nature of the exposure, ranging from 0% for U.S. government and agency securities to as high as 1,250% for such exposures as MBS.

The 2016 off balance sheet items primarily reflect unused lines of credit ($2.3 billion credit equivalent, largely related to the Commercial Finance division), deferred purchase agreements ($2.1 billion related to the Business Capital division) and $8.9 billion of commitments to purchase aircraft and railcars. Included in the balances in the preceding table are assets of discontinued operations, along with the impact of risk weighting and the related off balance sheet items. Discontinued operations items in risk weighted assets related to Commercial Air include approximately $13 billion of on balance sheet assets and $8.7 billion of off balance sheet items related to commitments to purchase aircraft.

The increased balances in 2015 were primarily the result of acquiring OneWest Bank.

See Note 21 — Commitments in Item 8. Financial Statements and Supplementary Data for further detail on commitments.

Item 7:  Management’s Discussion and Analysis

84    CIT ANNUAL REPORT 2016

Tangible Book Value and Tangible Book Value per Share(1)

Tangible book value represents common equity less goodwill and other intangible assets. A reconciliation of CIT’s total common stockholders’ equity to tangible book value, a non-GAAP measure, follows:

Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	December 31,
	2016	2015	2014
Total common stockholders’ equity	$10,002.7	$10,944.7	$9,057.9
Less: Goodwill	(685.4)	(1,063.2)	(432.3)
Intangible assets	(140.7)	(166.1)	(16.3)
Tangible book value	$9,176.6	$9,715.4	$8,609.3
Book value per share	$49.50	$54.45	$50.07
Tangible book value per share	$45.41	$48.33	$47.59

(1)	Tangible book value and tangible book value per share are non-GAAP measures.

Book value (“BV”) and Tangible book value (“TBV”) along with the respective per share amounts decreased from December 31, 2015, reflecting the net noteworthy charges, which included goodwill impairment and loss on discontinued operations and other items.

2015 BV and TBV per share increased from December 31, 2014 reflecting the net income recorded during 2015 and the issuance of approximately 30.9 million shares ($1.5 billion) related to the OneWest Transaction payment, offset by the impact of additional goodwill and intangible assets recorded related to the OneWest Transaction. BV per share grew during 2015 as the increase in equity, impacted mostly from the issuance of common shares out of treasury for the acquisition and earnings, including the reversal of the federal valuation allowance, outpaced the impact of higher shares outstanding. Tangible book value per share increased modestly from December 31, 2014, as the equity increase was partially offset by the goodwill and intangible assets recorded related to the acquisition, and higher outstanding shares.

CIT BANK

CIT Bank, N.A. (“CIT Bank” or the “Bank”), a wholly-owned subsidiary, is regulated by the Office of the Comptroller of the Currency, U.S. Department of the Treasury (“OCC”) and is also subject to regulation and examination by the FDIC. The Bank originates and provides funding for lending and leasing activity in the U.S., primarily by raising deposits through its 70 branch network, from retail and institutional customers through its commercial channels, as well as its online banking platform, commercial and broker channels. Its existing suite of deposit products includes checking and savings accounts, Individual Retirement Accounts and Certificates of Deposit. The Bank’s primary location is in Pasadena, CA.

Total assets for the bank were down compared to December 31, 2015. Financing and leasing assets were down slightly (2.5%), as growth from new business volumes was offset by portfolio runoff, collections and sales. Loans were down 7.2% from December 31, 2015, reflecting transfers to assets held for sale primarily related to Business Air loans ($723 million) and the sale of aircraft loans to the Bank Holding Company ($277 million) in support of CIT’s plan to sell our commercial aircraft business to Avolon. Operating lease equipment was up 28.7% from December 31, 2015, attributable to leasing volumes in Rail of approximately $580 million and approximately $445 million of purchases of Rail operating lease equipment from the BHC partially offset by $325 million in sales of aircraft to the BHC. The portfolio of operating lease equipment, of $3.6 billion, is comprised mostly of railcars.

Total cash and investment securities, of $8.7 billion at December 31, 2016, was comparable to December 31, 2015 amounts however, the mix has shifted with an increase in investments to $4.0 billion from $2.6 billion. The investment securities are mostly mortgage-backed and federal agency securities. As part of our 2016 business strategy, CIT Bank is redeploying cash into higher-yielding “High Quality Liquid Assets,” some of which qualify for Community Reinvestment Act (CRA) credit.

Goodwill and intangibles decreased during 2016, reflecting an impairment of $319 million related to the Consumer Banking segment.

CIT Bank deposits at December 31, 2016 were down from December 31, 2015. The weighted average interest rate at December 31, 2016 was 1.19%, down from 1.26% at December 31, 2015 as we continue to shift from brokered deposits to more stable lower cost retail and commercial deposits.

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

CIT ANNUAL REPORT 2016    85

The 2016 increase in liabilities of discontinued operations reflects additional reserves, including to the Home Equity Conversion Mortgage (HECM) interest curtailment reserve of approximately $260 million. Total equity was down due to the loss from discontinued operation and dividends paid to the BHC ($223.0 million for 2016).

The Bank’s capital and leverage ratios are included in the tables that follow and remained well above required levels. Although the Bank experienced a net loss, $319 million was related to the goodwill impairment, which did not result in a reduction to regulatory capital coupled with a decline in Risk Weighted Assets, caused the capital ratios to increase. CIT Bank reports regulatory capital ratios in accordance with the Basel III Final Rule and determines risk weighted assets under the Standardized Approach.

The following presents condensed financial information for CIT Bank, N.A.

Condensed Balance Sheets (dollars in millions)

	At December 31,
	2016	2015	2014
ASSETS:
Cash and deposits with banks	$4,647.2	$6,073.5	$3,684.9
Investment securities	4,035.6	2,577.4	300.5
Assets held for sale	927.3	444.2	22.8
Loans	27,246.2	29,346.6	14,988.5
Allowance for loan losses	(406.6)	(337.5)	(269.5)
Operating lease equipment, net	3,575.8	2,777.8	2,025.7
Indemnification Assets	341.4	409.1	–
Goodwill	490.9	830.8	167.8
Intangible assets	144.0	163.2	12.1
Other assets	780.6	1,010.4	181.2
Assets of discontinued operations	448.1	500.5	–
Total Assets	$42,230.5	$43,796.0	$21,114.0
LIABILITIES AND EQUITY:
Deposits	$32,309.1	$32,782.2	$15,785.1
FHLB advances	2,410.8	3,117.6	254.7
Borrowings	241.4	798.3	1,595.8
Other liabilities	1,145.6	819.5	769.3
Liabilities of discontinued operations	935.8	696.2	–
Total Liabilities	37,042.7	38,213.8	18,404.9
Total Equity	5,187.8	5,582.2	2,709.1
Total Liabilities and Equity	$42,230.5	$43,796.0	$21,114.0

Capital Ratios*

	At December 31,
	2016	2015	2014
Common Equity Tier 1 Capital	13.2%	12.6%	NA
Tier 1 Capital Ratio	13.2%	12.6%	12.9%
Total Capital Ratio	14.4%	13.6%	14.2%
Tier 1 Leverage ratio	10.8%	10.7%	12.1%

NA – Not applicable under Basel I guidelines.

*	The capital ratios presented above for December 31, 2016 and 2015 are reflective of the fully-phased in Basel III approach.

Item 7:  Management’s Discussion and Analysis

86    CIT ANNUAL REPORT 2016

Financing and Leasing Assets by Segment (dollars in millions)

	At December 31,
	2016	2015	2014
Commercial Banking	$24,707.5	$25,337.2	$17,037.0
Commercial Finance	10,753.3	13,067.0	9,498.9
Real Estate Finance	5,566.6	5,368.5	1,766.5
Business Capital	5,146.9	4,692.1	4,198.9
Rail	3,240.7	2,209.6	1,572.7
Consumer Banking	$7,041.8	$7,231.4	$–
Legacy Consumer Mortgages	4,862.7	5,468.4	–
Other Consumer Banking	2,179.1	1,763.0	–
Total	$31,749.3	$32,568.6	$17,037.0

Condensed Statements of Income (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Interest income	$1,787.9	$1,214.1	$716.1
Interest expense	(439.3)	(358.7)	(248.5)
Net interest revenue	1,348.6	855.4	467.6
Provision for credit losses	(199.0)	(164.1)	(113.5)
Net interest revenue, after credit provision	1,149.6	691.3	354.1
Rental income on operating leases	391.9	299.5	227.2
Other income	309.3	125.0	122.8
Total net revenue, net of interest expense and credit provision	1,850.8	1,115.8	704.1
Operating expenses	(1,069.3)	(711.1)	(415.8)
Goodwill impairment	(319.4)	–	–
Depreciation on operating lease equipment	(161.1)	(123.3)	(96.2)
Maintenance and other operating lease expenses	(22.2)	(8.1)	(8.2)
Loss on debt extinguishment and deposit redemption	(10.6)	–	(0.4)
Income before provision for income taxes	268.2	273.3	183.5
Provision for income taxes	(209.3)	(81.5)	(73.3)
Income from continuing operations	58.9	191.8	110.2
Loss from discontinued operations, net of taxes	(210.1)	(10.4)	–
Net (loss) income	$(151.2)	$181.4	$110.2
New business volume — funded	$9,065.5	$9,016.0	$7,845.7

The Bank’s results for 2016 include a full year of activity related to the acquisition of OneWest Bank compared to only five months for 2015. As a result, line item results have changed significantly year over year, as an increase in operating expenses partially offset higher net revenue. Additional variances are attributable to the gain on the sale of planes to the BHC, purchases of railcars from the BHC contributing to higher net operating lease revenues, and the goodwill impairment recorded in the fourth quarter of 2016 (See Note 26 — Goodwill and Intangible Assets in Item 8. Financial Statements and Supplementary Data. ).

The decrease in income from continuing operations for 2016 was mainly attributed to the goodwill impairment, partially offset by higher net interest revenue and net rental income, and an increase in other income, reflecting a gain of $51 million related to the sale of aircraft to the BHC. The provision for credit losses for 2016 reflects higher net charge-offs and specific reserves in the energy and maritime portfolios, partially offset by slightly lower general reserves. Net charge-offs as a percentage of average finance receivables were 0.47% and 0.42%, for 2016 and 2015, respectively.

Operating expenses increased from the prior year, reflecting a full year of expenses for the additional OneWest Bank employees, as well as the transition of BHC personnel into the Bank, in line with our strategy to transition more of CITs business into the Bank. The current year also includes the previously mentioned goodwill impairment associated with the Consumer Banking segment, which was recorded in the fourth quarter of 2016, as well as the resolution of legacy items assumed with the OneWest Transaction (servicing-related contingent reserves and resolution of a pre-acquisition litigation matter). The current year includes slightly lower restructuring charges and resulted in an efficiency ratio of 55.9%.

CIT ANNUAL REPORT 2016    87

The current year loss on discontinued operation included a $19 million impairment charge related to Reverse Mortgage Servicing Rights and the noted HECM interest curtailment reserve. Discontinued Operations is discussed in an earlier section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 — Acquisitions and Disposition Activities in Item 1. Consolidated Financial Statements.

Net Finance Revenue (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Interest income	$1,787.9	$1,214.1	$716.1
Rental income on operating leases	391.9	299.5	227.2
Finance revenue	2,179.8	1,513.6	943.3
Interest expense	(439.3)	(358.7)	(248.5)
Depreciation on operating lease equipment	(161.1)	(123.3)	(96.2)
Maintenance and other operating lease expenses	(22.2)	(8.1)	(8.2)
Net finance revenue	$1,557.2	$1,023.5	$590.4
Average Earning Assets (“AEA”)	$41,137.5	$29,627.3	$18,383.1
As a % of AEA:
Interest income	4.35%	4.10%	3.90%
Rental income on operating leases	0.95%	1.01%	1.24%
Finance revenue	5.30%	5.11%	5.14%
Interest expense	(1.07)%	(1.21)%	(1.36)%
Depreciation on operating lease equipment	(0.39)%	(0.42)%	(0.53)%
Maintenance and other operating lease expenses	(0.05)%	(0.03)%	(0.04)%
Net finance revenue	3.79%	3.45%	3.21%

NFR and NFM are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and fee income on our loans and capital leases, interest and dividend income on cash and investments, rental revenue, depreciation and maintenance and other lease expenses associated with our operating lease portfolio, as well as funding costs. Since our asset composition includes operating lease equipment (8% of AEA as of December 31, 2016), the company believes that NFM is a more appropriate metric for the Bank as opposed to net interest margin (“NIM”) (a common metric used by other banks), as NIM does not reflect the net revenue from our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation and maintenance and other operating lease expenses) from operating leases.

Operating leases contributed $209 million to NFR during 2016, compared to $168 million in 2015 and $123 million in 2014. The increase was driven in rail assets acquired from the BHC.

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

Item 7:  Management’s Discussion and Analysis

88    CIT ANNUAL REPORT 2016

As of December 31, 2016, the allowance was comprised of non-specific reserves of $385.3 million, specific reserves of $33.7 million and reserves related to PCI loans of $13.6 million. The allowance is sensitive to the risk ratings assigned to loans and leases in our portfolio. Assuming a one level PD downgrade across the 14 grade internal scale for all non-impaired loans and leases, the allowance would have increased by $253 million to $686 million at December 31, 2016. Assuming a one level LGD downgrade across the 11 grade internal scale for all non-impaired loans and leases, the allowance would have increased by $135 million to $568 million at December 31, 2016. As a percentage of finance receivables, the allowance would be 2.32% under the hypothetical PD stress scenario and 1.92% under the hypothetical LGD stress scenario, compared to the reported 1.46%.

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

Lease Residual Values — Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or estimated useful life of the asset. Direct financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. We generally bear greater residual risk in operating lease transactions (versus finance lease transactions) as the duration of an operating lease is shorter relative to the equipment useful life than a finance lease. Management reviews the estimated residual value of a leased property at least annually. If the review results in a lower estimate than had been previously established, we determine whether the decline in estimated residual value is other than temporary. If the decline in estimated residual value is other than temporary, the resulting reduction in the net investment is recognized as a loss in the period in which the estimate is changed, as an increase to depreciation expense for operating lease residual impairment, or as an adjustment to yield for value adjustments on finance leases. Data regarding current equipment values, including appraisals, and historical residual realization experience are among the factors considered in evaluating estimated residual values. As of December 31, 2016, our direct financing lease residual balance was $0.6 billion and our total operating lease equipment balance totaled $7.5 billion.

Indemnification Assets and related contingent obligations — As part of the OneWest Transaction, CIT is party to loss share agreements with the FDIC, which provide for the indemnification of certain losses within the terms of these agreements. These loss share agreements are related to OneWest Bank’s previous acquisitions of IndyMac, First Federal and La Jolla. Eligible losses are submitted to the FDIC for reimbursement when a qualifying loss event occurs (e.g., loan modification, charge-off of loan balance or liquidation of collateral). The loss share agreements cover SFR loans acquired from IndyMac, First Federal, and La Jolla. In addition, the IndyMac loss share agreement covers reverse mortgage loans. These agreements are accounted for as indemnification assets using the same assumptions used to measure the indemnified item subject to management’s assessment of the collectability of the indemnification asset and any contractual limitations on the indemnified amount. As of December 31, 2016, the indemnification asset of $341 million was limited to the IndyMac loss share agreement. No indemnification asset was recognized in connection with the First Federal Transaction and an insignificant indemnification asset balance was associated with the La Jolla Transaction. The First Federal and La Jolla loss share agreements also include certain true-up provisions for amounts due to the FDIC if actual and estimated cumulative losses of the acquired covered assets are projected to be lower than the cumulative losses originally estimated at the time of OneWest Bank’s acquisition of the covered loans. As of December 31, 2016, CIT recognized a separate liability for these amounts due to the FDIC associated with the La Jolla loss share agreement at approximately $62 million.

As a mortgage servicer of residential reverse mortgage loans, the Company is exposed to contingent obligations for breaches of servicer obligations as set forth in industry regulations established by HUD and FHA and in servicing agreements with the applicable counterparties, such as Fannie Mae and other investors. Under these agreements, the servicer may be liable for failure to perform its servicing obligations, which could include fees imposed for failure to comply with foreclosure timeframe requirements established by servicing guides and agreements to which CIT is a party as the servicer of the loans. The Company recorded additional reserves for contingent servicing-related liabilities in discontinued operations of approximately $260 million in 2016.

Separately, a corresponding indemnification receivable from the FDIC of $108 million was recognized for the loans covered by indemnification agreements with the FDIC reported in continuing

CIT ANNUAL REPORT 2016    89

operations as of December 31, 2016. The indemnification receivable is measured using the same assumptions used to measure the indemnified item (contingent liability) subject to management’s assessment of the collectability of the indemnification asset and any contractual limitations on the indemnified amount.

See Note 1 — Business and Summary of Significant Accounting Policies, Note 2 — Acquisition and Discontinued Operations and Note 5 — Indemnification Assets in Item 8. Financial Statements and Supplementary Data for additional information.

Fair Value Determination — At December 31, 2016, only selected assets (certain debt and equity securities, trading derivatives and derivative counterparty assets, and select FDIC receivable acquired in the OneWest Transaction) and liabilities (trading derivatives and derivative counterparty liabilities) were measured at fair value. The fair value of assets related to net employee projected benefit obligations was determined largely via a level 2 methodology.

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

Goodwill — The consolidated goodwill balance totaled $685.4 million at December 31, 2016, or approximately 1.1% of total assets. CIT acquired OneWest Bank on August 3, 2015, which resulted in the recording of $643 million of goodwill, including the effects of the measurement period adjustments through the end of the measurement period in the third quarter of 2016. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows (that may reflect collateral values), market conditions and other future events that are highly subjective in nature. During 2014, CIT acquired Paris-based Nacco, and Direct Capital, resulting in the addition of $77 million and approximately $170 million of goodwill, respectively. The remaining amount of goodwill represented the excess reorganization value over the fair value of tangible and identified intangible assets, net of liabilities, recorded in conjunction with FSA in 2009.

Goodwill is assessed for impairment at least annually, or more often if events or circumstances have changed significantly from the annual test date that would indicate a potential reduction in the fair value of the reporting unit below its carrying value. We performed the goodwill impairment test during the fourth quarter of 2016, utilizing data as of September 30, 2016 to perform the test, at which time CIT’s share price was $36.30 and tangible book value (“TBV”) per share was $49.56.

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

Based on our annual assessment, the Company recorded an impairment in the fourth quarter of 2016 of the Consumer Banking and Commercial Services RUs of $319.4 million and $34.8 million, respectively. The determination of the impairment charge requires significant judgment and the consideration of past and current performance and overall macroeconomic and regulatory environments. There is risk that if the Company does not meet forecasted financial results, there could be incremental goodwill impairment.

See Note 26 — Goodwill and Intangible Assets in Item 8 Financial Statements and Supplementary Data for more detailed information regarding the goodwill impairment test, including details regarding the fair value methodology employed and significant assumptions used.

Item 7:  Management’s Discussion and Analysis

90    CIT ANNUAL REPORT 2016

RISK MANAGEMENT

CIT is subject to a variety of risks that may arise through the Company’s business activities, including the following principal forms of risk:

-	Strategic risk is the risk of the impact on earnings or capital arising from adverse strategic business decisions, improper implementation of strategic decisions, or lack of responsiveness to changes in the industry, including changes in the financial services industry as well as fundamental changes in the businesses in which our customers and our firm engages.

-	Credit risk is the risk of loss and provisioning when a borrower or series of borrowers do not meet their financial obligations to the Company or their performance weakens and reserving is required. Credit risk may arise from lending, leasing, the purchase of accounts receivable in factoring and/or counterparty activities.

-	Asset risk is the equipment valuation and residual risk of lease equipment owned by the Company that arises from fluctuations in the supply and demand for the underlying leased equipment. The Company is exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in either reduced future lease income over the remaining life of the asset or a lower sale value.

-	Market risk includes interest rate and foreign currency risk. Interest rate risk is the risk that fluctuations in interest rates will have an impact on the Company’s net finance revenue and on the market value of the Company’s assets, liabilities and derivatives. Foreign exchange risk is the risk that fluctuations in exchange rates between currencies can have an economic impact on the Company’s non-dollar denominated assets, liabilities and cash flows.

-	Liquidity risk is the risk that the Company has an inability to maintain adequate cash resources and funding capacity to meet its obligations, including under stress scenarios.

-	Capital risk is the risk that the Company does not have adequate capital to cover its risks and to support its growth and strategic objectives.

-	Operational risk is the risk of financial loss, damage to the Company’s reputation, or other adverse impacts resulting from inadequate or failed internal processes and systems, people or external events.

-	Information Technology Risk is the risk of financial loss, damage to the Company’s reputation or other adverse impacts resulting from unauthorized (malicious or accidental) disclosure, modification, or destruction of information, including cyber-crime, unintentional errors and omissions, IT disruptions due to natural or man-made disasters, or failure to exercise due care and diligence in the implementation and operation of an IT system.

-	Legal and Regulatory Risk is the risk that the Company is not in compliance with applicable laws and regulations, which may result in fines, regulatory criticism or business restrictions, or damage to the Company’s reputation.

-	Reputational Risk is the potential that negative publicity, whether true or not, will cause a decline in the value of the Company due to changes in the customer base, costly litigation, or other revenue reductions.

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

The Chief Model Risk Officer reports directly to the CRO, and is responsible for model governance, validation and monitoring.

The Chief Information Security Officer reports to the CRO and is responsible for IT Risk, Business Continuity Planning and Disaster Recovery.

CIT ANNUAL REPORT 2016    91

The Risk Framework, Risk Policy & Governance are also managed through the CRO.

Credit Review is an independent oversight function that is responsible for performing internal credit-related reviews for the Company as well as the ongoing monitoring, testing, and measurement of credit quality and credit process risk in enterprise-wide lending and leasing activities. Credit Review reports to the RMC of the Board and administratively to the CRO.

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

CREDIT RISK

Lending and Leasing Risk

The extension of credit through our lending and leasing activities is core to our businesses. As such, CIT’s credit risk management process is centralized in the RMG, reporting into the CRO through the CCO. This group approves the Company’s underwriting standards, new business, extensions of credit and material amendments to existing credits, and is responsible to ensure the portfolio credit grading, and regulatory ratings are correct. Additionally, problem loan management reports into the CCO. RMG reviews and monitors credit exposures with the goal of identifying, as early as possible, customers and industries that are experiencing declining creditworthiness or financial difficulty. The CCO and CRO evaluate reserves through our ALLL process for performing and non-performing loans, as well as establishing qualitative reserves to cover potential losses, which may be inherent in the portfolio. Once a loan or lease is deemed to be Non-Accrual, we evaluate our collateral and test for asset impairment based upon collateral value and projected cash flows and relevant market data with any impairment in value charged to earnings, via a specific reserve or charge off.

CIT’s portfolio is governed by Risk Tolerance Limits based on individual loan amounts by borrower as well as product, industry and geography. RMG sets or modifies the Underwriting standards as conditions warrant, based on borrower risk, collateral, industry risk, portfolio size and concentrations, credit concentrations and risk of substantial credit loss. Using our underwriting policies, procedures and practices, combined with credit judgment and quantitative tools, we evaluate financing and leasing assets for credit and collateral risk during the credit decision-making process and after the advancement of funds. We set forth our underwriting parameters based on: (1) Target Market Definitions, which delineate risk by market, industry, geography and product, (2) Credit Standards, which detail acceptable structures, credit profiles and risk-adjusted returns, and (3) through our corporate credit policies and procedures. We capture and analyze credit risk based on the probability of obligor default (“PD”) and loss given default (“LGD”). PD is determined by evaluating borrower creditworthiness, including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. LGD ratings, which estimate loss if an account goes into default, are predicated on transaction structure, collateral valuation and related guarantees. The PD and LGD of our borrowers is the framework for our ALLL process.

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

Commercial Lending and Leasing. Commercial credit management begins with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the finance receivable or operating lease, including normal collection, evaluation of the performance, recovery of past due balances and liquidating underlying collateral.

Prior to extending an initial loan or lease, credit personnel review potential borrowers’ financial condition, results of operations, management, industry, business model, customer base, operations, collateral and other data, such as third party credit reports, to evaluate the potential customer’s borrowing and repayment ability. Transactions are graded by PD and LGD ratings, as described above. Credit facilities are subject to our overall credit approval process and underwriting guidelines and are issued commensurate with the credit evaluation performed on each prospective borrower, as well as portfolio concentrations. Credit personnel continue to review the PD and LGD ratings periodically. Decisions on continued creditworthiness or impairment of borrowers are determined through these periodic reviews.

Item 7:  Management’s Discussion and Analysis

92    CIT ANNUAL REPORT 2016

Small-Ticket Lending and Leasing. For small-ticket lending and leasing transactions, largely in Business Capital, we employ automated credit scoring models for origination (scorecards) and re-grading (auto re-grade algorithms). These are supplemented by business rules and expert judgment. The models evaluate, among other things, financial performance metrics, length of time in business, industry category and geography, and are used to assess a potential borrower’s credit standing and repayment ability, including the value of collateral. We utilize external credit bureau scoring, when available, and behavioral models, as well as judgment in the credit adjudication, evaluation and collection processes.

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

Consumer Lending. Consumer lending begins with an evaluation of a consumer’s credit profile against published standards. Loans could be originated HFI or HFS. A loan that is originated as HFS must meet both the credit criteria of the Bank and the investor. At this time, agency eligible loans are originated for sale (Fannie Mae and Freddie Mac). Jumbo loans are considered a HFI product. All loan requests are reviewed by underwriters. Credit decisions are made after reviewing qualitative factors and considering the transaction from a judgmental perspective.

Single family residential mortgage loans are originated through retail originations and closed loan purchases.

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

The CCC, in conjunction with ERM, approves each counterparty and establishes exposure limits based on credit analysis of each counterparty. Derivative agreements entered into for our own risk management purposes are generally entered into with major financial institutions or clearing exchanges rated investment grade by nationally recognized rating agencies.

We also monitor and manage counterparty credit risk, for example, through the use of exposure limits, related to our cash and investment portfolio.

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

-	Net Interest Income Sensitivity (“NII Sensitivity”), which measures the net impact of hypothetical changes in interest rates on forecasted net interest revenue and rental income assuming a static balance sheet over a twelve month period; and

-	Economic Value of Equity (“EVE”), which measures the net impact of these hypothetical changes on the value of equity by assessing the economic value of assets, liabilities and derivatives.

CIT ANNUAL REPORT 2016    93

Interest rate risk and sensitivity is influenced primarily by the composition of the balance sheet, driven by the type of products offered (fixed/floating rate loans and deposits), investments, funding and hedging activities. Our assets are primarily comprised of commercial loans, consumer loans, leased equipment, cash and investments. Our leasing products are level/fixed payment transactions, whereas the interest rate on the majority of our commercial loan portfolio is based on a floating rate index such as short-term Libor or Prime. Our commercial portfolio includes approximately $22.7 billion of fixed-rate and $15.4 billion of floating rate assets, including assets of discontinued operations. Our consumer loan portfolio is based on both floating rate and level/fixed payment transactions. Our interest bearing deposits (cash) have generally short durations and reprice frequently. We use a variety of funding sources, including certificates of deposit (CDs), money market, savings and checking accounts and secured and unsecured debt. With respect to liabilities, CDs and unsecured debt are fixed-rate, secured debt is a mix of fixed and floating rate, and the rates on savings accounts vary based on the market environment and competition. The composition of our assets and liabilities generally results in a net asset-sensitive position at the shorter end of the yield curve, mostly related to moves in LIBOR, whereby our assets will reprice faster than our liabilities.

Deposits continued to grow as a percent of total funding. CIT Bank, N.A. sources deposits primarily through a retail branch network in Southern California, direct-to-consumer (via the Internet) and brokered channels. At December 31, 2016, the Bank had over $32 billion in deposits. Certificates of deposit represented approximately $17 billion, 52% of the total, most of which were sourced through direct channels. The deposit rates we offer can be influenced by market conditions and competitive factors. We model a rate sensitivity to market price changes on our non-maturity deposits of approximately 60% for a +100 bps rate increase over the next 12 months. Changes in interest rates can affect our pricing and potentially impact our ability to gather and retain deposits. Rates offered by competitors also can influence our rates and our ability to attract and hold deposits. In a rising rate environment, the Bank may need to increase rates to renew maturing deposits and attract new deposits. Rates on our savings account deposits may fluctuate due to pricing competition and may also move with short-term interest rates. In general, retail deposits represent a low-cost source of funds and are less sensitive to interest rate changes than many non-deposit funding sources. We regularly stress test the effect of deposit rate changes on our margins and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The results reflect the percentage change in the EVE and NII Sensitivity over the next twelve months assuming an immediate 100 basis point (1.0)% parallel increase or decrease in interest rates from the market-based forward curve. NII sensitivity is based on a static balance sheet projection.

Change to NII Sensitivity and EVE

	December 31, 2016		December 31, 2015		December 31, 2014
	+100 bps	-100 bps	+100 bps	-100 bps	+100 bps	-100 bps
NII Sensitivity	3.2%	(2.4)%	3.5%	(2.1)%	6.4%	(0.8)%
EVE	(2.1)%	2.3%	0.5%	(0.5)%	1.9%	(1.6)%

As of December 31, 2016, we ran a range of scenarios, including a 200 basis point (2.0)% parallel increase scenario, which resulted in an NII Sensitivity of 6.0% and an EVE of (4.0)%, while a 200 basis point (2.0)% decline scenario was not run as the current low rate environment makes the scenario less relevant. Regarding the negative scenarios, we have an assumed rate floor. Overall lower sensitivity on income is primarily driven by the move from cash to securities and secondarily from lower loan balances and passage of time on fixed rate liabilities.

Year to date, +100bps EVE sensitivity went from 0.5% in Dec 2015 to -2.1% in Dec 2016. This is primarily driven by lengthening of asset duration due to continued purchases of fixed rate mortgage-backed securities, shortening of liability duration due to reduction in callable brokered CDs, and pay down of debt.

As of December 31, 2015, the NII sensitivity and EVE declined from 2014 due to several factors, including the OneWest Transaction in the measurement assessment, the reduction of CIT’s cash balance relative to the overall balance sheet and refinement in the calculations.

As of December 31, 2016, the estimated pro forma sensitivity ratios assuming the sale of Commercial Air and the associated liability management and capital actions for a +/-100 bps scenarios for NII and EVE were as follows:

NII post sale estimate	EVE post sale estimate
+100 = 4.4%	+100 = 0.8%
-100 = (3.3)%	-100 = (0.8)%

As detailed above, NII sensitivity is positive with respect to an increase in interest rates. This is primarily driven by our floating rate loan portfolio, which reprice frequently, and cash and investment securities. Our floating rate loan portfolio includes approximately $8.5 billion of loans ($5.2 billion of commercial loans and $3.3 billion of consumer loans) that are subject to interest rate floors, of which approximately $2.7 billion are still below their floors. On a net basis, we generally have more floating/repricing assets than liabilities in the near term. As a result, our current portfolio is more sensitive to moves in short-term interest rates in the near term. Therefore, our net interest income may increase if short-term interest rates rise, or decrease if short-term

Item 7:  Management’s Discussion and Analysis

94    CIT ANNUAL REPORT 2016

interest rates decline. Market-implied forward rates over the future twelve months are used to determine a base interest rate scenario for the net interest income projection for the base case. This base projection is compared with those calculated under varying interest rate scenarios such as a 100 basis point (1.0)% parallel rate shift to arrive at NII Sensitivity.

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

We use results of our various interest rate risk analyses to formulate asset and liability management (“ALM”) strategies, in coordination with the Asset Liability Committee, in order to achieve the desired risk profile, while managing our objectives for capital adequacy and liquidity risk exposures. Specifically, we may manage our interest rate risk position through certain pricing strategies for loans and deposits, our investment strategy, issuing term debt with floating or fixed interest rates, and using derivatives such as interest rate swaps, which modify the interest rate characteristics of certain assets or liabilities.

These measurements provide an estimate of our interest rate sensitivity; however, they do not account for potential changes in credit quality, size, and prepayment characteristics of our balance sheet. They also do not account for other business developments that could affect income, or for management actions that could affect income or that could be taken to change our risk profile. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations. Further, the range of such simulations does not represent our current view of the expected range of future interest rate movements.

Foreign Currency Risk

We seek to hedge transactional exposure of our non-dollar denominated activities, which are comprised of foreign currency loans and leases in foreign entities, through local currency borrowings. To the extent such borrowings were unavailable, we have utilized derivative instruments (foreign currency exchange forward contracts) to hedge our non-dollar denominated activities. Additionally, we have utilized derivative instruments to hedge the translation exposure of our net investments in foreign operations.

Currently, a portion of our non-dollar denominated loans and leases are funded with U.S. dollar denominated debt and equity which, if unhedged, would cause foreign currency transactional and translational exposures. For the most part, we hedge these exposures through derivative instruments. RMG sets limits and monitors usage to ensure that currency positions are appropriately hedged, as unhedged exposures may cause changes in earnings or the equity account.

LIQUIDITY RISK

Our liquidity risk management and monitoring process is designed to ensure the availability of adequate cash resources and funding capacity to meet our obligations. Our overall liquidity management strategy is intended to ensure ample liquidity to meet expected and contingent funding needs under both normal and stress environments. Consistent with this strategy, we maintain large pools of cash and highly liquid investments. Additional sources of liquidity include the Second Amended and Restated Revolving Credit and Guaranty Agreement (the “Revolving Credit Facility”), other committed financing facilities and cash collections generated by portfolio assets originated in the normal course of business.

We utilize a series of measurement tools to assess and monitor the level and adequacy of our liquidity position, liquidity conditions and trends. The primary tool is a cash forecast designed to identify movements in cash flows. Stress scenarios are applied to measure the resiliency of the liquidity position and to identify stress points requiring remedial action. Also included among our liquidity measurement tools is an early warning system (summarized on an Early Warning Indicator report) that monitors key macro-environmental and company specific metrics that serve as early warning signals of potential impending liquidity stress events. Event triggers are categorized by severity into a three-level stress monitoring system: Moderately Enhanced Crisis, Heightened Crisis, and Maximum Crisis. Assessments outside defined thresholds trigger contingency funding actions, which are detailed in the Company’s Contingency Funding Plan (“CFP”).

Integral to our liquidity management practices is our CFP, which outlines actions and protocols under liquidity stress conditions, whether they are idiosyncratic or systemic in nature and defines the thresholds that trigger contingency funding actions. The objective of the CFP is to ensure an adequately sustained level of liquidity under certain stress conditions.

CIT ANNUAL REPORT 2016    95

CAPITAL RISK

Capital risk is the risk that the Company does not have adequate capital to cover its risks and to support its growth and strategic objectives. CIT establishes internal capital risk limits and warning thresholds, using both Economic and Risk-Based Capital calculations, as well as the FRB’s Comprehensive Capital Analysis and Review (“CCAR”) process and the Dodd-Frank Act Stress Testing (“DFAST”), to evaluate the Company’s capital adequacy for multiple types of risk in both normal and stressed environments. Economic capital includes credit risk, asset risk, market risk, operational risk and model risk. CCAR and DFAST are a forward-looking methodologies that look at FRB adverse and severely adverse scenarios as well as internally generated scenarios. The capital risk framework requires contingency plans for stress results that would breach the established capital thresholds.

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

INFORMATION TECHNOLOGY RISK

Information Technology (“IT”) risks are risks around information security, cyber-security, and business disruption from systems implementation or downtime, that could adversely impact the organization’s business or business processes, including loss or legal liability due to unauthorized (malicious or accidental) disclosure, modification, or destruction of information, unintentional errors and omissions, IT disruptions due to natural or man-made disasters, or failure to exercise due care and diligence in the implementation and operation of an IT system.

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

Corporate Compliance is an independent function responsible for maintaining an enterprise-wide compliance risk management program commensurate with the size, scope and complexity of our businesses, operations, and the countries in which we operate. The Compliance function (1) oversees programs and processes to evaluate and monitor compliance with laws and regulations pertaining to our business, (2) tests the adequacy of the compliance control environment in each business, and (3) monitors and promotes compliance with the Company’s ethical standards as set forth in our Code of Business Conduct and compliance policies. Corporate Compliance, led by the Chief Ethics and Compliance Officer, is responsible for setting the overall global compliance framework and standards, using a risk based approach to identify and manage key compliance obligations and risks. The head of each business and staff function is responsible for ensuring compliance within their respective areas of authority. Corporate Compliance, through the Chief Ethics and Compliance Officer, reports administratively and to the CRO and to the Chairperson of the Audit Committee of the Board of Directors.

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

Corporate Compliance has implemented comprehensive compliance policies and procedures and employs Business Unit

Item 7:  Management’s Discussion and Analysis

96    CIT ANNUAL REPORT 2016

Compliance Officers (each, a “BUCO”) and Regional Compliance Officers (each, an “RCO”) who work with each business to advise business staff and leadership in the prudent conduct of business within a regulated environment and within the requirements of law, rule, regulation and the control environment we maintain to reduce the risk of violations or other adverse outcomes. They advise business leadership and staff with respect to the implementation of procedures to operationalize compliance policies and other requirements.

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

The Company has adopted, and our Board of Directors has approved, a Code of Business Conduct applicable to all directors, officers and employees, which details acceptable behaviors in conducting the Company’s business and acting on the Company’s behalf. The Code of Business Conduct covers conflicts of interest, corporate opportunities, confidentiality, fair dealing (with respect to customers, suppliers, competitors and employees), protection and proper use of Company assets, compliance with laws, and encourages reporting of unethical or illegal behavior, including through a Company hotline. Annually, each employee is trained on the Code of Business Conduct’s requirements, and provides an attestation as to their understanding of the requirements and their responsibility to comply.

CIT’s Executive Management Committee (“EMC”) has established, and approved, the charter of a Global Ethics Committee. The Global Ethics Committee is chaired by CIT’s General Counsel and Corporate Secretary. Its members include the Chief Ethics and Compliance Officer, Chief Auditor, Head of Human Resources and the Head of Communications, Marketing & Government Relations. The Global Ethics Committee is charged with (a) oversight of the Code of Business Conduct and Company Values, (b) seeing that CIT’s ethical standards are communicated, upheld and enforced in a consistent manner, and (c) periodic reporting to the EMC and Audit Committee of the Board of Directors of employee misconduct and related disciplinary action.

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

INTERNAL CONTROLS WORKING GROUP

The Internal Controls Working Group (“ICWG”), which reports to the Disclosure Committee, is responsible for monitoring and improving internal controls over external financial reporting. The ICWG is chaired by our Controller and is comprised of executives in Finance, Risk, Operations, Human Resources, Information Technology and Internal Audit. See Item 9A. Controls and Procedures for more information.

NON-GAAP FINANCIAL MEASUREMENTS

The SEC adopted regulations that apply to any public disclosure or release of material information that includes a non-GAAP financial measure. A non-GAAP financial measure is a numerical measure of a company’s historical or future financial performance or financial position that may either exclude or include amounts, or is adjusted in some way to the effect of including or excluding, as compared to the most directly comparable measure calculated and presented in accordance with GAAP financial statements.

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

CIT ANNUAL REPORT 2016    97

These non-GAAP measures are not in accordance with, or a substitute for, GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies.

1. Total Net Revenue, Net Finance Revenue, and Net Operating Lease Revenue

Total net revenues is a non-GAAP measure that represents the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. The source of the data is various statement of income line items, arranged in a different order, and with different subtotals than included in the statement of income, therefore considered non-GAAP. Total net revenue is used by management to monitor business performance.

Net finance revenue is a non-GAAP measure that represents the level of revenue earned on our financing and leasing assets. NFR is another key performance measure used by management to monitor portfolio performance. NFR is also used to calculate a performance margin, NFM.

Due to the nature of our financing and leasing assets, which include a higher proportion of operating lease equipment than most BHCs, certain financial measures commonly used by other BHCs are not as meaningful for our Company. As such, given our asset composition includes a high level of operating lease equipment, net finance margin as calculated below is used by management, compared to net interest margin (“NIM”) (a common metric used by other bank holding companies), which does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net operating lease revenue.

Net operating lease revenue is a non-GAAP measure that represents the combination of rental income on operating leases less depreciation on operating lease equipment and maintenance and other operating lease expenses. The net operating lease revenues measurement is used by management to monitor portfolio performance and returns on its purchased equipment.

Total Net Revenue and Net Operating Lease Revenue (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Total Net Revenue
Interest income(1)	$1,911.5	$1,445.2	$1,155.6
Rental income on operating leases(1)	1,031.6	1,018.1	949.6
Finance revenue	2,943.1	2,463.3	2,105.2
Interest expense(1)	(753.2)	(731.4)	(715.1)
Depreciation on operating lease equipment(1)	(261.1)	(229.2)	(229.8)
Maintenance and other operating lease expenses(1)	(213.6)	(185.1)	(171.7)
Net finance revenue	1,715.2	1,317.6	988.6
Other income(1)	150.6	149.6	263.9
Total net revenue	$1,865.8	$1,467.2	$1,252.5
Net Finance Margin (NFR as a % of AEA)	3.60%	3.47%	3.30%
Net Operating Lease Revenue
Rental income on operating leases(1)	$1,031.6	$1,018.1	$949.6
Depreciation on operating lease equipment(1)	(261.1)	(229.2)	(229.8)
Maintenance and other operating lease expenses(1)	(213.6)	(185.1)	(171.7)
Net operating lease revenue	$556.9	$603.8	$548.1

(1)	Balances agree directly to the statement of income in Item 8 Financial Statements.

2. Operating Expenses and Net Efficiency Ratio Excluding Certain Costs

One key performance metric the company uses to gauge the level of expenses is in comparison to the average earning assets. A decline in this metric could show improvement, i.e. expenses not going up at the same rate of asset growth, or decreasing at a rate in excess of asset decline. Operating expenses excluding restructuring costs and intangible asset amortization is a non-GAAP measure used by management to compare period over period expenses. Another key performance metric gauges our expense usage via our net efficiency calculation. This calculation compares the level of expenses to the level of net revenues. A lower result reflects a more efficient use of our expenses to generate revenue. Net efficiency ratio is a non-GAAP measurement used by management to measure operating expenses (before restructuring costs and intangible amortization) to total net revenues. Due to the exclusions of the noted items, these are considered non-GAAP measures, as presented in the reconciliation below. We exclude these recurring items from these calculations as they are charges resulting from our strategic initiatives and not our operating activity.

Item 7:  Management’s Discussion and Analysis

98    CIT ANNUAL REPORT 2016

Operating Expenses Excluding Certain Costs (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Operating expenses(1)	$1,283.5	$1,121.1	$900.1
Provision for severance and facilities exiting activities	(36.2)	(58.3)	(31.4)
Intangible asset amortization	(25.6)	(13.3)	(1.4)
Operating expenses excluding restructuring costs and intangible asset amortization	$1,221.7	$1,049.5	$867.3
Operating expenses excluding restructuring costs as a % of AEA	2.69%	2.95%	3.00%
Operating expenses exclusive of restructuring costs and intangible amortization	2.56%	2.76%	2.89%
Total Net Revenue	$1,865.8	$1,467.2	$1,252.5
Net Efficiency Ratio	65.5%	71.5%	69.2%

(1)	Balances agree directly to the statement of income in Item 8 Financial Statements.

3. Earning Assets and Average Earning Assets (“AEA”)

Earning asset balances displayed in the table below are directly derived from the respective line items in the balance sheet. These represent revenue generating assets, and the average of which (AEA) provides a basis for management performance calculations such as NFM and operating expenses as a % of AEA. The average is derived using month end balances for the respective period. Because the balances are used in aggregate, as well the average, there are no direct comparative balances on the balance sheet, therefore these are considered non-GAAP measures.

Earning Assets (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Loans(1)	$29,535.9	$30,518.7	$18,260.6
Operating lease equipment, net(1)	7,486.1	6,851.7	5,980.9
Interest bearing cash(1)	5,608.5	6,652.0	5,542.1
Investment securities(1)	4,491.1	2,953.7	1,550.3
Assets held for sale(1)	636.0	2,057.7	826.5
Indemnification assets(1)	341.4	409.1	–
Securities purchased under agreements to resell(1)	–	–	650.0
Credit balances of factoring clients(1)	(1,292.0)	(1,344.0)	(1,622.1)
Total earning assets	$46,807.0	$48,098.9	$31,188.3
Average Earning Assets (for the respective years)	$47,664.2	$38,019.8	$29,959.3

(1)	Balances agree directly to the balance sheet for 2016 and 2015 in Item 8 Financial Statements.

4. Tangible Book Value, ROTCE and Tangible Book Value per Share

Tangible book value (TBV, also referred to as tangible common equity), return on tangible common equity (ROTCE), and TBV per share are considered key financial performance measures by management, and are used by other financial institutions. TBV, as calculated and used by management, represents CIT’s common stockholders’ equity, less goodwill and intangible assets. ROTCE measures CIT’s net income applicable to common shareholders as a percentage of average tangible common equity. This measure is useful for evaluating the performance of CIT as it calculates the return available to common shareholders without the impact of intangible assets and deferred tax assets. The average adjusted tangible common equity is derived using averages of balances presented, based on month end balances for the period. TBV per share is calculated dividing TBV by the outstanding number of common shares. TBV, ROTCE and TBV per share are measurements used by management and users of CIT’s financial data in assessing CIT’s use of equity. We believe the use of ratios that utilize tangible equity provides additional useful information because they present measures of those assets that can generate income.

CIT ANNUAL REPORT 2016    99

CIT management believes TBV, ROTCE and TBV per share are important measures for comparative purposes with other institutions, but are not defined under U.S. GAAP, and therefore considered non-GAAP financial measures.

Tangible Book Value (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Total common stockholders’ equity(1)	$10,002.7	$10,944.7	$9,057.9
Less: Goodwill(1)	(685.4)	(1,063.2)	(432.3)
Intangible assets(1)	(140.7)	(166.1)	(16.3)
Tangible book value	9,176.6	9,715.4	8,609.3
Less: Disallowed deferred tax asset for regulatory capital	(213.7)	(908.3)	(375.0)
Adjusted tangible common equity	$8,962.9	$8,807.1	$8,234.3
Average adjusted tangible common equity	$9,172.3	$8,318.7	$8,313.5
Non-GAAP net income (reconciled below)	$709.9	$606.4	$703.9
Intangible asset amortization, after tax	15.7	9.8	1.3
Non-GAAP net income for ROTCE calculation	$725.6	$616.2	$705.2
Return on average tangible common equity, after noteworthy items	7.91%	7.41%	8.48%

(1)	Balances agree directly to the balance sheet for 2016 and 2015 in Item 8 Financial Statements.

5.	Net income excluding noteworthy items and income from continuing operations excluding noteworthy items

Net income excluding noteworthy items and income from continuing operations excluding noteworthy items are non-GAAP measures used by management as each excludes items from the respective line item in the GAAP statement of income. Due to volume and size of noteworthy items in 2016, the Company believes that adjusting for these items provides the user of CIT’s financial information a measure of the underlying performance of the Company and of continuing operations specific. The non-GAAP noteworthy items are summarized in the following categories: significant due to the magnitude of the transaction; transactions pertaining to items no longer considered core to CIT’s on-going operations (i.e. sales of Non-Strategic Portfolios); legacy OneWest Bank issues prior to CIT’s ownership; and recurring items consistently noted in other non-GAAP measures, even though balance may not have been significant.

Item 7:  Management’s Discussion and Analysis

100    CIT ANNUAL REPORT 2016

	Description	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
Net (loss) income		$(848)	$(4.20)	$1,034	$5.55	$1,119	$5.91
	Gain on Sale — UK Business	(15)	(0.07)	–	–	–	–
	Discrete Tax Benefit	(13)	(0.06)	71	0.38	(30)	(0.16)
	Impairments on AHFS and Other	8	0.04	23	0.12	55	0.29
	Liquidating Europe CTA	3	0.01	–	–	–	–
	China Tax Valuation Allowance	16	0.08	–	–	–	–
	Canadian TRS Termination Charge	146	0.72	–	–	–	–
	Consumer Goodwill Impairment	319	1.58	–	–	–	–
	Commercial Services Goodwill Impairment	28	0.14	–	–	–	–
Continuing Operations	Canadian Tax Assertion Change	54	0.27	–	–	–	–
	Gain on Sale — Canadian Businesses	(16)	(0.08)	–	–	–	–
	OneWest Bank Legacy Matters	17	0.08	–	–	–	–
	Gain Related to IndyMac Venture	(3)	(0.01)	–	–	–	–
	Partial Tax Valuation Allowance Reversal	–	–	(647)	(3.47)	(375)	(1.98)
	International Tax Valuation Allowance Reversal	–	–	–	–	(44)	(0.23)
	Currency Translation Adjustments on Portfolio Sales	–	–	74	0.40	–	–
	Transaction Costs	–	–	15	0.08	–	–
	Restructuring	23	0.11	36	0.19	31	0.17
	Financial Freedom Interest Curtailment Reserve	179	0.89	–	–	–	–
	Business Air Impairments	18	0.09	–	–	–	–
	Reverse Mortgage Servicing Rights Impairment	12	0.06	–	–	–	–
Discontinued Operations	Commercial Air Tax Provision	847	4.20	–	–	–	–
	Commercial Air Suspended Depreciation	(66)	(0.33)	–	–	–	–
	Gain on Student Loan Portfolio Sale	–	–	–	–	(53)	(0.28)
Non-GAAP net income, excluding noteworthy items(1)		$710	$3.52	$606	$3.25	$704	$3.72
(Loss) income from continuing operations		$(183)	$(0.90)	$724	$3.89	$676	$3.57
	Gain on Sale — UK Business	(15)	(0.07)	–	–	–	–
	Discrete Tax Benefit	(13)	(0.06)	71	0.38	(30)	(0.16)
	Impairments on AHFS and Other	8	0.04	23	0.12	55	0.29
	Liquidating Europe CTA	3	0.01	–	–	–	–
	China Tax Valuation Allowance	16	0.08	–	–	–	–
	Canadian TRS Termination Charge	146	0.72	–	–	–	–
	Consumer Goodwill Impairment	319	1.58	–	–	–	–
	Commercial Services Goodwill Impairment	28	0.14	–	–	–	–
Continuing Operations	Canadian Tax Assertion Change	54	0.27	–	–	–	–
	Gain on Sale — Canadian Businesses	(16)	(0.08)	–	–	–	–
	OneWest Bank Legacy Matters	17	0.08	–	–	–	–
	Gain Related to IndyMac Venture	(3)	(0.01)	–	–	–	–
	Partial Tax Valuation Allowance Reversal	–	–	(647)	(3.47)	(375)	(1.98)
	International Tax Valuation Allowance Reversal	–	–	–	–	(44)	(0.23)
	Currency Translation Adjustments on Portfolio Sales	–	–	74	0.40	–	–
	Transaction Costs	–	–	15	0.08	–	–
	Restructuring	23	0.11	36	0.19	31	0.17
Non-GAAP income from continuing operations, excluding noteworthy items(1)		$385	$1.91	$296	$1.59	$313	$1.65

(1)	Balances may not sum due to rounding .

CIT ANNUAL REPORT 2016    101

6. Continuing Operations Total Assets

Continuing operations total assets is a non-GAAP measure due to the exclusion of assets of discontinued operations. Management uses this total for analytical purposes to compare balance sheet assets on an ongoing basis.

Continuing Operations Total Assets (dollars in millions)

	December 31,
	2016	2015	2014
Total assets(1)	$64,170.2	$67,391.9	$47,755.5
Assets of discontinued operation(1)	(13,220.7)	(13,059.6)	(12,493.7)
Continuing operations total assets	$50,949.5	$54,332.3	$35,261.8

(1)	Balances agree directly to the balance sheet for 2016 and 2015 in Item 8 Financial Statements.

7. Effective Tax Rate Reconciliation

The provision for income before discrete items and the respective effective tax rate are non-GAAP measures, which management uses for analytical purposes to understand the Company’s underlying tax rate. Discrete items are discussed in the Income Tax section.

Effective Tax Rate Reconciliation (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Provision (benefit) for income taxes	$203.5	(538.0)	$(432.4)
Less: Discrete tax items	(60.0)	617.5	451.9
Provision for income taxes, before discrete tax items	$143.5	$79.5	$19.5
Income from continuing operations, before provision for income taxes	$20.9	$186.0	$244.5
Effective tax rate	978.0%	(289.2)%	(176.8)%
Effective tax rate, before discrete items	689.4%	42.8%	8.0%

8. Regulatory

Included within this Form 10-K are risk-weighted assets (RWA), risk-based capital and leverage ratios as calculated under Basel III capital guidelines. For banking industry regulatory reporting purposes, we report our capital in accordance with Transitional Requirements, but also monitor our capital based on a fully phased-in methodology. Such measures are considered key regulatory capital measures used by banking regulators, investors and analysts to assess the CIT (as a BHC) regulatory capital position and to compare that to other financial institutions. For information on our capital ratios and requirements, see Note 15 — Regulatory Capital in Item 8. Financial Statements, the Capital section in Item 7. Management’s Discussion and Analysis and the Regulatory section in Item 1 Business.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

-	our liquidity risk and capital management, including our capital plan, leverage, capital ratios, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital, to repay secured and unsecured debt, to issue qualifying capital instruments, including Tier 1 qualifying preferred stock, and for a return of capital,

-	our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking capabilities,

-	our pending or potential acquisition and disposition plans, and the integration and restructuring risks inherent in such acquisitions, including our previous acquisition of OneWest Bank in August 2015, our pending sale of the Commercial Air business, and our proposed sale of our Financial Freedom reverse mortgage business and our Business Air loan portfolio,

-	our credit risk management and credit quality,

-	our asset/liability risk management,

Item 7:  Management’s Discussion and Analysis

102    CIT ANNUAL REPORT 2016

-	our funding, borrowing costs and net finance revenue,

-	our operational risks, including risk of operational errors, failure of operational controls, success of systems enhancements and expansion of risk management and control functions,

-	our mix of portfolio asset classes, including changes resulting from growth initiatives, new business initiatives, new products, acquisitions and divestitures, new business and customer retention,

-	legal risks, including related to the enforceability of our agreements and to changes in laws and regulations,

-	our growth rates,

-	our commitments to extend credit or purchase equipment, and

-	how we may be affected by legal proceedings.

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

Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

-	capital markets liquidity,

-	risks inherent in a return of capital, including risks related to obtaining regulatory approval, the nature and allocation among different methods of returning capital, and the amount and timing of any capital return,

-	risks of and/or actual economic slowdown, downturn or recession,

-	industry cycles and trends,

-	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

-	adequacy of reserves for credit losses,

-	risks inherent in changes in market interest rates and quality spreads,

-	funding opportunities, deposit taking capabilities and borrowing costs,

-	conditions and/or changes in funding markets and our access to such markets, including the secured and unsecured debt and asset-backed securitization markets,

-	risks of implementing new processes, procedures, and systems, including any new processes, procedures, and systems required to comply with the additional laws and regulations applicable to systematically important financial institutions,

-	risks associated with the value and recoverability of leased equipment and related lease residual values,

-	risks of failing to achieve the projected revenue growth from new business initiatives or the projected expense reductions from efficiency improvements,

-	application of fair value accounting in volatile markets,

-	application of goodwill accounting in a recessionary economy,

-	changes in laws or regulations governing our business and operations, or affecting our assets, including our operating lease equipment,

-	changes in competitive factors,

-	demographic trends,

-	customer retention rates,

-	risks associated with dispositions of businesses or asset portfolios, including how to replace the income associated with such businesses or asset portfolios and the risk of residual liabilities from such businesses or portfolios,

-	risks associated with acquisitions of businesses or asset portfolios and the risks of integrating such acquisitions, including the integration of OneWest Bank, and

-	regulatory changes and/or developments.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees regarding our performance. We do not assume any obligation to update any forward-looking statement for any reason.

CIT ANNUAL REPORT 2016    103

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CIT Group Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows present fairly, in all material respects, the financial position of CIT Group Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the Home Equity Conversion Mortgage (“HECM”) Interest Curtailment Reserve and Information Technology General Controls (“ITGCs”) for information systems that are relevant to the preparation of the Company’s financial statements existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
March 15, 2017

Item 8:  Financial Statements and Supplementary Data

104    CIT ANNUAL REPORT 2016

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in millions – except share data)

	December 31, 2016	December 31, 2015
Assets
Cash and due from banks, including restricted balances of $176.1 and $150.2 at December 31, 2016 and 2015(1), respectively (see Note 10 for amounts pledged)	$822.1	$1,000.4
Interest bearing deposits, including restricted balances of $102.8 and $182.5 at December 31, 2016 and 2015(1), respectively (see Note 10 for amounts pledged)	5,608.5	6,652.0
Investment securities, including $283.5 and $339.7 at December 31, 2016 and December 31, 2015 of securities carried at fair value with changes recorded in net income (see Note 10 for amounts pledged)	4,491.1	2,953.7
Assets held for sale(1)	636.0	2,057.7
Loans (see Note 10 for amounts pledged)	29,535.9	30,518.7
Allowance for loan losses	(432.6)	(347.0)
Total loans, net of allowance for loan losses(1)	29,103.3	30,171.7
Operating lease equipment, net (see Note 10 for amounts pledged)(1)	7,486.1	6,851.7
Indemnification assets	341.4	409.1
Unsecured counterparty receivable	394.5	537.8
Goodwill	685.4	1,063.2
Intangible assets	140.7	166.1
Other assets, including $111.6 and $195.9 at December 31, 2016 and 2015, respectively, at fair value	1,240.4	2,468.9
Assets of discontinued operations	13,220.7	13,059.6
Total Assets	$64,170.2	$67,391.9
Liabilities
Deposits	$32,304.3	$32,761.4
Credit balances of factoring clients	1,292.0	1,344.0
Other liabilities, including $177.9 and $220.3 at December 31, 2016 and 2015, respectively, at fair value	1,897.6	1,689.0
Borrowings, including $2,321.7 and $3,091.3 contractually due within twelve months at December 31, 2016 and December 31, 2015, respectively	14,935.5	16,350.3
Liabilities of discontinued operations	3,737.7	4,302.0
Total Liabilities	54,167.1	56,446.7
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 206,182,213 and 204,447,769 at December 31, 2016 and December 31, 2015, respectively	2.1	2.0
Outstanding: 202,087,672 and 201,021,508 at December 31, 2016 and December 31, 2015, respectively
Paid-in capital	8,765.8	8,718.1
Retained earnings	1,553.0	2,524.0
Accumulated other comprehensive loss	(140.1)	(142.1)
Treasury stock: 4,094,541 and 3,426,261 shares at December 31, 2016 and December 31, 2015 at cost, respectively	(178.1)	(157.3)
Total Common Stockholders’ Equity	10,002.7	10,944.7
Noncontrolling minority interests	0.4	0.5
Total Equity	10,003.1	10,945.2
Total Liabilities and Equity	$64,170.2	$67,391.9

(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Cash and interest bearing deposits, restricted	$99.9	$276.9
Assets held for sale	–	279.7
Total loans, net of allowance for loan losses	300.5	2,217.5
Operating lease equipment, net	775.8	797.2
Other	–	11.2
Assets of discontinued operations	2,321.7	3,402.4
Total Assets	$3,497.9	$6,984.9
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$770.0	$1,948.7
Liabilities of discontinued operations	1,204.6	2,082.1
Total Liabilities	$1,974.6	$4,030.8

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2016    105

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (dollars in millions – except per share data)

	Years Ended December 31,
	2016	2015	2014
Interest income
Interest and fees on loans	$1,779.6	$1,374.0	$1,120.1
Other interest and dividends	131.9	71.2	35.5
Interest income	1,911.5	1,445.2	1,155.6
Interest expense
Interest on borrowings	(358.4)	(401.3)	(484.1)
Interest on deposits	(394.8)	(330.1)	(231.0)
Interest expense	(753.2)	(731.4)	(715.1)
Net interest revenue	1,158.3	713.8	440.5
Provision for credit losses	(194.7)	(158.6)	(104.4)
Net interest revenue, after credit provision	963.6	555.2	336.1
Non-interest income
Rental income on operating leases	1,031.6	1,018.1	949.6
Other income	150.6	149.6	263.9
Total non-interest income	1,182.2	1,167.7	1,213.5
Total revenue, net of interest expense and credit provision	2,145.8	1,722.9	1,549.6
Non-interest expenses
Depreciation on operating lease equipment	(261.1)	(229.2)	(229.8)
Maintenance and other operating lease expenses	(213.6)	(185.1)	(171.7)
Operating expenses	(1,283.5)	(1,121.1)	(900.1)
Goodwill impairment	(354.2)	–	–
Loss on debt extinguishment and deposit redemption	(12.5)	(1.5)	(3.5)
Total other expenses	(2,124.9)	(1,536.9)	(1,305.1)
Income from continuing operations before (provision) benefit for income taxes	20.9	186.0	244.5
(Provision) benefit for income taxes	(203.5)	538.0	432.4
(Loss) income from continuing operations before attribution of noncontrolling interests	(182.6)	724.0	676.9
Loss (income) attributable to noncontrolling interests, after tax	–	0.1	(1.2)
(Loss) income from continuing operations	(182.6)	724.1	675.7
Discontinued operations
(Loss) income from discontinued operations, net of taxes	(665.4)	310.0	160.6
Gain on sale of discontinued operations, net of taxes	–	–	282.8
Total (loss) income from discontinued operations, net of taxes	(665.4)	310.0	443.4
Net (loss) income	$(848.0)	$1,034.1	$1,119.1
Basic income per common share
(Loss) income from continuing operations	$(0.90)	$3.90	$3.59
(Loss) income from discontinued operations, net of taxes	(3.30)	1.67	2.35
Basic (loss) income per common share	$(4.20)	$5.57	$5.94
Diluted income per common share
(Loss) income from continuing operations	$(0.90)	$3.89	$3.57
(Loss) income from discontinued operations, net of taxes	(3.30)	1.66	2.34
Diluted (loss) income per common share	$(4.20)	$5.55	$5.91
Average number of common shares — (thousands)
Basic	201,850	185,500	188,491
Diluted	201,850	186,388	189,463
Dividends declared per common share	$0.60	$0.60	$0.50

The accompanying notes are an integral part of these consolidated financial statements.

Item 8:  Financial Statements and Supplementary Data

106    CIT ANNUAL REPORT 2016

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Net (Loss) income before attribution of noncontrolling interests	$(848.0)	$1,034.0	$1,120.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4.3	9.7	(26.0)
Changes in fair values of derivatives qualifying as cash flow hedges	–	–	0.2
Net unrealized gains (losses) on available for sale securities	(6.3)	(7.1)	(0.1)
Changes in benefit plans net gain (loss) and prior service (cost)/credit	4.0	(10.8)	(34.4)
Other comprehensive income (loss), net of tax	2.0	(8.2)	(60.3)
Comprehensive (loss) income before noncontrolling interests	(846.0)	1,025.8	1,060.0
Comprehensive loss (income) attributable to noncontrolling interests	–	0.1	(1.2)
Comprehensive (loss) income	$(846.0)	$1,025.9	$1,058.8

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2016    107

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2013	$2.0	$8,555.4	$581.0	$(73.6)	$(226.0)	$11.2	$8,850.0
Net income			1,119.1			1.2	1,120.3
Other comprehensive income, net of tax				(60.3)			(60.3)
Dividends paid			(95.3)				(95.3)
Amortization of restricted stock, stock option, and performance share expenses		47.1			(17.0)		30.1
Repurchase of common stock					(775.5)		(775.5)
Employee stock purchase plan		1.1					1.1
Distribution of earnings and capital						(17.8)	(17.8)
December 31, 2014	$2.0	$8,603.6	$1,604.8	$(133.9)	$(1,018.5)	$(5.4)	$9,052.6
Net income			1,034.1			(0.1)	1,034.0
Other comprehensive income, net of tax				(8.2)			(8.2)
Dividends paid			(114.9)				(114.9)
Amortization of restricted stock, stock option, and performance share expenses		93.4			(23.4)		70.0
Repurchase of common stock					(531.8)		(531.8)
Issuance of common stock — acquisition		45.6			1,416.4		1,462.0
Employee stock purchase plan		2.0					2.0
Distribution of earnings and capital		(26.5)				6.0	(20.5)
December 31, 2015	$2.0	$8,718.1	$2,524.0	$(142.1)	$(157.3)	$0.5	$10,945.2
Net loss			(848.0)			–	(848.0)
Other comprehensive income, net of tax				2.0			2.0
Dividends paid			(123.0)				(123.0)
Amortization of restricted stock, stock option, and performance shares and other expenses	0.1	45.4			(20.8)		24.7
Employee stock purchase plan		2.3				–	2.3
Other						(0.1)	(0.1)
December 31, 2016	$2.1	$8,765.8	$1,553.0	$(140.1)	$(178.1)	$0.4	$10,003.1

The accompanying notes are an integral part of these consolidated financial statements.

Item 8:  Financial Statements and Supplementary Data

108    CIT ANNUAL REPORT 2016

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Cash Flows From Operations
Net (loss) income	$(848.0)	$1,034.1	$1,119.1
Adjustments to reconcile net (loss) income to net cash flows from operations:
Provision for credit losses	210.3	160.5	100.1
Net depreciation, amortization and (accretion)	700.0	783.9	973.2
Net losses (gains) on asset sales and other	158.8	5.1	(338.4)
Provision (benefit) for deferred income taxes	983.5	(572.9)	(433.5)
(Increase) decrease in finance receivables held for sale	336.7	(251.3)	(161.9)
Goodwill impairment	358.4	15.0	–
Reimbursement of OREO expenses from FDIC	1.8	7.2	–
Decrease (increase) in other assets	1,165.1	53.3	(179.2)
(Decrease) increase in other liabilities	(699.7)	(67.3)	299.0
Net cash flows provided by operations	2,366.9	1,167.6	1,378.4
Cash Flows From Investing Activities
Change in loans, net	824.0	(1,759.2)	(1,862.9)
Purchases of investment securities	(4,939.2)	(8,316.3)	(10,024.3)
Proceeds from maturities of investment securities	3,585.5	9,226.6	10,461.2
Proceeds from sales	1,753.9	2,252.4	3,688.1
Purchases of assets to be leased and other equipment	(1,866.8)	(3,088.7)	(3,058.3)
Net (increase) decrease in short-term factoring receivables	(170.6)	124.7	(8.0)
Purchases of restricted stock	(1.7)	(128.9)	(5.9)
Proceeds from redemption of restricted stock	25.5	20.3	2.4
Payments to the FDIC under loss share agreements	(2.9)	(18.1)	–
Proceeds from FDIC under loss share agreements and participation agreements	147.8	33.7	–
Proceeds from the sale of OREO, net of repurchases	129.2	60.8	–
Acquisition, net of cash received	–	2,521.2	(448.6)
Net change in restricted cash	16.4	156.7	93.8
Net cash flows provided by (used in) investing activities	(498.9)	1,085.2	(1,162.5)
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	786.1	1,626.9	3,875.2
Repayments of term debt	(2,620.5)	(4,325.3)	(5,762.9)
Proceeds from FHLB advances	1,645.5	5,964.1	308.6
Repayments of FHLB debt	(2,352.3)	(6,070.2)	(88.6)
Net (decrease) increase in deposits	(448.6)	2,419.2	3,310.6
Collection of security deposits and maintenance funds	341.7	330.9	332.2
Use of security deposits and maintenance funds	(149.3)	(147.5)	(163.0)
Repurchase of common stock	–	(531.8)	(775.5)
Dividends paid	(123.0)	(114.9)	(95.3)
Purchase of noncontrolling interest	–	(20.5)	–
Payments on affordable housing investment credits	(8.4)	(4.8)	–
Net cash flows (used in) provided by financing activities	(2,928.8)	(873.9)	941.3
Effect of exchange rate changes on cash and cash equivalents	(34.6)	(63.8)	(82.8)
Increase (decrease) in unrestricted cash and cash equivalents	(1,095.4)	1,315.1	1,074.4
Unrestricted cash and cash equivalents, beginning of period	7,470.6	6,155.5	5,081.1
Unrestricted cash and cash equivalents, end of period	$6,375.2	$7,470.6	$6,155.5
Supplementary Cash Flow Disclosure
Interest paid	$(1,149.7)	$(1,112.0)	$(1,075.6)
Federal, foreign, state and local income taxes (paid) collected, net	$61.2	$(9.5)	$(21.6)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$2,093.6	$3,039.4	$2,671.0
Transfer of assets from held for sale to held for investment	$124.4	$208.7	$64.9
Transfers of assets from held for investment to OREO	$90.2	$65.8	$–
Deposits on flight equipment purchases applied to acquisition of flight equipment, capitalized interest and buyer furnished equipment	$286.6	$554.2	$589.4
Issuance of common stock as consideration	$–	$1,462.0	$–

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2016    109

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICY

CIT Group Inc., together with its subsidiaries (collectively “we”, “our”, “CIT” or the “Company”), has provided financial solutions to its clients since its formation in 1908. We provide financing, leasing and advisory services principally to middle-market companies, including to the transportation industry, and equipment financing and leasing solutions to a wide variety of industries primarily in North America. CIT is a bank holding company (“BHC”) and a financial holding company (“FHC”). CIT also provides a full range of banking and related services to commercial and individual customers through its banking subsidiary, CIT Bank, N.A., which includes 70 branches located in Southern California and its online bank, bankoncit.com. On October 6, 2016 we entered into a definitive agreement to sell our Commercial Air business, except for certain Commercial Air loans and investments in CIT Bank. This business, along with our business air and Financial Freedom businesses, is reported as discontinued operations, with all prior period balances conformed.

Effective as of August 3, 2015, CIT Group Inc. (“CIT”) acquired IMB HoldCo LLC (“IMB”), the parent company of OneWest Bank, National Association, a national bank (“OneWest Bank”). CIT Bank, then a Utah-state chartered bank and a wholly-owned subsidiary of CIT, merged with and into OneWest Bank (the “OneWest Transaction”), with OneWest Bank surviving as a wholly-owned subsidiary of CIT with the name CIT Bank, National Association (“CIT Bank, N.A.” or “CIT Bank”). See Note 2 — Acquisition and Discontinued Operations for details.

CIT is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956, as amended. CIT Bank is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury (“OCC”).

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

The results for the year ended December 31, 2015 contain activity of OneWest Bank for approximately five months.

Discontinued Operations

Discontinued Operations as of December 31, 2016 and 2015 included certain assets and liabilities of the commercial air business, the business air business, along with the Financial Freedom business that was acquired as part of the OneWest Transaction. (Loss) income from discontinued operations reflects the activities of the aerospace (commercial air and business air) businesses for the years ended December 31, 2016, 2015, and 2014. (Loss) income from discontinued operations also included the activities of Financial Freedom for the periods since its acquisition date, August 3, 2015, while the year ended December 31, 2014 included activity of the student lending business through its sale date of April 25, 2014. Discontinued Operations are discussed in Note 2 — Acquisition and Discontinued Operations.

Revisions

In preparing its quarterly financial statements for the first three quarters of 2016, the Company discovered and corrected immaterial errors that impacted prior periods. Additional out-of-period errors were identified in the fourth quarter of 2016. These additional out-of-period errors were individually and in the aggregate not material to the fourth quarter results or to the full year 2016 results. In reviewing the impact of these immaterial errors on prior periods, management also concluded that the corrections did not, individually or in the aggregate, result in a material misstatement of the Company’s consolidated financial statements for any prior periods. However, Management has decided to record the errors in the applicable prior periods and revised the previously reported balances in the consolidated financial statements and notes to the consolidated financial statements.

See Note 29 — Selected Quarterly Financial Data and Note 30 — Revision of Previously Reported Annual Financial Statements for more information.

SIGNIFICANT ACCOUNTING POLICIES

Financing and Leasing Assets

CIT extends credit to commercial customers through a variety of financing arrangements including term loans, revolving credit facilities, capital (direct finance) leases and operating leases. CIT also extends credit through consumer loans, including residential mortgages and home equity loans, and has a portfolio of reverse mortgages. The amounts outstanding on term loans, consumer loans, revolving credit facilities and capital leases, along with past due lease payments on operating lease equipment, are referred to as finance receivables. In certain instances, we use the term “Loans” synonymously, as presented on the balance sheet. These finance receivables, when combined with Assets held for sale (“AHFS”) and Operating lease equipment, net are referred to as financing and leasing assets. It is CIT’s expectation that the majority of the loans and leases originated will be held for the foreseeable future or until maturity.

Item 8:  Financial Statements and Supplementary Data

110    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Operating lease equipment is carried at cost less accumulated depreciation. Operating lease equipment is depreciated to its estimated residual value using the straight-line method over the lease term or estimated useful life of the asset. Where management’s intention is to sell the operating lease equipment, these are marked to the lower of cost or fair value and classified as AHFS. Depreciation is no longer recognized and the assets are evaluated for impairment, with any further marks to lower of cost or fair value recorded in Other Income. Equipment held for sale in discontinued operations follows the same treatment, with impairment charges reflected in discontinued operations — other income. Equipment received at the end of the lease is marked to the lower of cost or fair value with the adjustment recorded in Other Income.

In the operating lease portfolio in discontinued operations, maintenance costs incurred that exceed maintenance funds collected for commercial aircraft are expensed if they do not provide a future economic benefit and do not extend the useful life of the aircraft. Such costs may include costs of routine aircraft operation and costs of maintenance and spare parts incurred in connection with re-leasing an aircraft and during the transition between leases. For such maintenance costs that are not capitalized, a charge is recorded in expense at the time the costs are incurred. Income recognition related to maintenance funds collected and not used during the life of the lease is deferred to the extent management estimates costs will be incurred by subsequent lessees performing scheduled maintenance. Upon the disposition of an aircraft, any excess maintenance funds that exist are recognized in discontinued operations — Other Income.

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

CIT ANNUAL REPORT 2016    111

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

Revenue Recognition

Interest income on HFI loans is recognized using the effective interest method or on a basis approximating a level rate of return over the life of the asset. Interest income includes components of accretion of the fair value discount on loans and lease receivables recorded in connection with Purchase Accounting Adjustments (“PAA”), which are accreted using the effective interest method as a yield adjustment over the remaining contractual term of the loan and recorded in interest income. If the loan is subsequently classified as AHFS, accretion (amortization) of the discount (premium) will cease. See Purchase Accounting Adjustments in Note 2 — Acquisition and Discontinued Operations.

Uninsured reverse mortgages in continuing operations that were determined to be non-PCI are accounted for in accordance with the instructions provided by the staff of the Securities and Exchange Commission (“SEC”) entitled “Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts.” For these uninsured reverse mortgages, the Company has determined that as a result of the similarities between both the reverse mortgage borrowers’ demographics and the terms of the reverse mortgage loan contracts, these reverse mortgages are accounted for at the pool level. To determine the effective yield of the pool, we project the pool’s cash inflows and outflows including actuarial projections of the life expectancy of the individual contract holder and changes in the collateral value of the residence are projected. At each reporting date, a new economic forecast is made of the cash inflows and outflows for the population of reverse mortgages. Projections of cash flows assume the use of flat forward rate interest curves. The effective yield of the pool is recomputed and income is adjusted to retrospectively reflect the revised rate of return. Because of this accounting, the recorded value of reverse mortgage loans and interest income can result in significant volatility associated with the estimates. As a result, income recognition can vary significantly from period to period. The pool method of accounting results in the establishment of an Actuarial Valuation Allowance (“AVA”) related to the deferral of net gains from loans exiting the pool. The AVA is a component of the net book value of the portfolio and has the ability to absorb potential collectability short-falls.

Insured reverse mortgages included in continuing operations were determined to be PCI, even though these loans are Home Equity Conversion Mortgages (“HECMs”) insured by the Federal Housing Administration, based on management’s consideration of the loan’s

Item 8:  Financial Statements and Supplementary Data

112    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loan-to-value (“LTV”) and its relationship to the loan’s Maximum Claim Amount. As such, based on the guidance in ASC 310-30, revenue recognition and income measurement for these loans is based on expected rather than contractual cash flows; and, the fair value adjustment on these loans included both accretable and non-accretable components.

Rental revenue on operating leases is recognized on a straight line basis over the lease term and is included in Non-interest Income. Intangible assets were recorded during PAA related to acquisitions completed by the Company and Fresh Start Accounting (“FSA”) adjustments that were applied as of December 31, 2009, (the Convenience Date) to adjust the carrying value of above or below market operating lease contracts to their fair value. The FSA related adjustments (net) are amortized into rental income on a straight line basis over the remaining term of the respective lease.

The recognition of interest income (including accretion) on commercial loans (exclusive of small ticket commercial loans) is suspended and an account is placed on non-accrual status when, in the opinion of management, full collection of all principal and interest due is doubtful. All future interest accruals, as well as amortization of deferred fees, costs, purchase premiums or discounts are suspended. To the extent the estimated cash flows, including fair value of collateral, does not satisfy both the principal and accrued interest outstanding, accrued but uncollected interest at the date an account is placed on non-accrual status is reversed and charged against interest income. Subsequent interest received is applied to the outstanding principal balance until such time as the account is collected, charged-off or returned to accrual status. Loans that are on cash basis non-accrual do not accrue interest income; however, payments designated by the borrower as interest payments may be recorded as interest income. To qualify for this treatment, the remaining recorded investment in the loan must be deemed fully collectable.

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

Finance receivables are divided into the following portfolio segments, which correspond to the Company’s business segments: Commercial Banking, Consumer Banking and Non-Strategic Portfolios (“NSP”). Within each portfolio segment, credit risk is assessed and monitored in the following classes of loans; within Commercial Banking, Commercial Finance, Real Estate Finance, Business Capital, and Rail, are collectively referred to as Commercial Loans. Within Consumer Banking, classes include LCM and Other Consumer Lending, collectively referred to as Consumer Loans. The allowance is estimated based upon the finance receivables in the respective class.

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

Allowance Methodology

Commercial Loans

With respect to commercial portfolios, the Company monitors credit quality indicators, including expected and historical losses and levels of, and trends in, past due loans, non-performing assets and impaired loans, collateral values and economic conditions. Commercial loans are graded according to the Company’s internal rating system with respect to probability of default and loss given default (severity) based on various risk factors. The non-specific allowance is determined based on the estimated probability of default, which reflects the borrower’s financial

CIT ANNUAL REPORT 2016    113

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Allowance Factors

If commercial or consumer loan losses are reimbursable by the Federal Deposit Insurance Corporation (“FDIC”) under the loss sharing agreement, the recorded provision is partially offset by any benefit expected to be derived from the related indemnification asset subject to management’s assessment of the collectability of the indemnification asset and any contractual limitations on the indemnified amount. See Indemnification Assets later in this section.

With respect to assets transferred from HFI to AHFS, a charge-off is recognized to the extent carrying value exceeds the fair value and the difference relates to credit quality.

An approach similar to the allowance for loan losses is utilized to calculate a reserve for losses related to unfunded loan commitments and deferred purchase commitments. A reserve for unfunded loan commitments is maintained to absorb estimated probable losses related to these facilities. The adequacy of the reserve is determined based on periodic evaluations of the unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The reserve for unfunded loan commitments and deferred purchase commitments are recorded as a liability on the Consolidated Balance Sheet. Net adjustments to the reserve for unfunded loan commitments and deferred purchase commitments are included in the provision for credit losses.

The allowance policies described above relate to specific and non-specific allowances, and the impaired finance receivables and charge-off policies that follow are applied across the portfolio segments and loan classes therein. Given the nature of the Company’s business, the specific allowance relates to the Commercial Banking segments. The non-specific allowance, which considers the Company’s internal system of probability of default and loss severity ratings for commercial loans, among other factors, is applicable to both commercial and consumer loans. Additionally, divisions in Commercial Banking and Consumer Banking segments also utilize methodologies under ASC 310-30 for PCI loans, as discussed below.

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

PCI loans are written down at acquisition to their fair value using an estimate of cash flows deemed to be probable of collection. Accordingly, such loans are no longer classified as past due or non-accrual even though they may be contractually past due because we expect to fully collect the new carrying values of these loans. Due to the nature of reverse mortgage loans (i.e., these loans do not contain a contractual due date or regularly scheduled payments due from the borrower), they are considered current for purposes of past due reporting and are excluded from reported non-accrual loan balances.

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

Impaired finance receivables of $500 thousand or greater that are placed on non-accrual status, largely in Commercial Finance, Real

Item 8:  Financial Statements and Supplementary Data

114    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estate Finance, and Business Capital, are subject to periodic individual review by the Company’s problem loan management (“PLM”) function. The Company excludes certain loan and lease portfolios from its impaired finance receivables disclosures as charge-offs are typically determined and recorded for such loans beginning at 90-180 days of contractual delinquency. These include small-ticket loan and lease receivables, largely in Business Capital and NSP, and consumer loans, including single family residential mortgages, in Consumer Banking that have not been modified in a TDR, as well as short-term factoring receivables in Business Capital.

Charge-off of Finance Receivables

Charge-offs on loans are recorded after considering such factors as the borrower’s financial condition, the value of underlying collateral and guarantees (including recourse to dealers and manufacturers), and the status of collection activities. Such charge-offs are deducted from the carrying value of the related finance receivables. This policy is largely applicable in the loan classes within Commercial Banking. In general, charge-offs of large ticket commercial loans ($500 thousand or greater) are determined based on the facts and circumstances related to the specific loan and the underlying borrower and the use of judgment by the Company. Charge-offs of small ticket commercial finance receivables are recorded beginning at 90-180 days of contractual delinquency. Charge-offs of Consumer loans are recorded beginning at 120 days of delinquency. The value of the underlying collateral will be considered when determining the charge-off amount if repossession is assured and in process.

Charge-offs on loans originated are reflected in the provision for credit losses. Charge-offs are recognized on consumer loans for which losses are reimbursable under loss sharing agreements with the FDIC, with a provision benefit recorded to the extent applicable via an increase to the related indemnification asset. In the event of a partial charge-off on loans with a PAA, the charge-off is first allocated to the respective loan’s discount. Then, to the extent the charge-off amount exceeds such discount, a provision for credit losses is recorded. Collections on accounts charged off post- acquisition are recorded as recoveries in the provision for credit losses. Collections on accounts that exceed the balance recorded at the date of acquisition are recorded as recoveries in other income. Collections on accounts previously charged off prior to transfer to AHFS are recorded as recoveries in other income.

Impairment of Long-Lived Assets

A review for impairment of long-lived assets, such as operating lease equipment, is performed at least annually or when events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Impairment of assets is determined by comparing the carrying amount to future undiscounted net cash flows expected to be generated. If an asset is impaired, the impairment is the amount by which the carrying amount exceeds the fair value of the asset. Fair value is based upon discounted cash flow analysis and available market data. Current lease rentals, as well as relevant and available market information (including third party sales for similar equipment and published appraisal data), are considered both in determining undiscounted future cash flows when testing for the existence of impairment and in determining estimated fair value in measuring impairment. Depreciation expense is adjusted when the projected fair value at the end of the lease term is below the projected book value at the end of the lease term. Assets to be disposed of are included in AHFS in the Consolidated Balance Sheet are reported at the lower of the cost or fair market value less disposal costs (“LOCOM”).

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

Mortgage-backed securities are classified as either AFS or securities carried at fair value with changes recorded in net income. Debt securities classified as AFS that had evidence of credit deterioration as of the acquisition date and for which it was probable that the Company would not collect all contractually required principal and interest payments were classified as PCI debt securities. Subsequently, the accretable yield (based on the cash flows expected to be collected in excess of the recorded investment or fair value) is accreted to interest income using an effective interest method pursuant to ASC 310-30 for PCI securities and securities carried at fair value with changes recorded in net income. The Company uses a flat interest rate forward curve for purposes of applying the effective interest method to PCI securities. On a quarterly basis, the cash flows expected to be collected are reviewed and updated. The expected cash flow estimates take into account relevant market and economic data as of the end of the reporting period including, for example, for securities issued in a securitization, underlying loan-level data, and structural features of the securitization, such as subordination, excess spread, overcollateralization or other forms of credit enhancement. OTTI with credit-related losses are recognized as permanent write-downs, while other changes in expected cash flows (e.g., significant increases and contractual interest rate changes) are recognized through a revised accretable yield in subsequent periods. The non-accretable discount is recorded as a reduction to the investments and will be reclassified to

CIT ANNUAL REPORT 2016    115

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments in Restricted Stock

The Company is a member of, and owns capital stock in, the Federal Home Loan Bank (“FHLB”) of San Francisco and the FRB. As a condition of membership, the Company is required to own capital stock in the FHLB based upon outstanding FHLB advances and FRB stock based on a specified ratio relative to the Company’s capital. FHLB and FRB stock may only be sold back to the member institutions at its carrying value and cannot be sold to other parties. For FHLB stock, cash dividends are recorded within other interest and dividends when declared by the FHLB. For FRB stock, the Company is legally entitled (without declaration) to a specified dividend paid semi-annually. Dividends are recorded in other interest and dividends in the Consolidated Statements of Income.

Due to the restricted ownership requirements, the Company accounts for its investments in FHLB and FRB stock as a nonmarketable equity stock accounted for under the cost method. Purchases and redemptions of restricted stock are reflected in the investing section of the statement of cash flows. Impairment reviews of the investment are completed at least annually, or when events or circumstances indicate that their carrying amounts may not be recoverable. The Company’s impairment evaluation considers the long-term nature of the investment, the liquidity position of the member institutions, its recent dividend declarations and the intent and ability to hold this investment for a period of time sufficient to ultimately recover the Company’s recorded investment.

Indemnification Assets

Prior to the OneWest Transaction, OneWest Bank was party to certain shared loss agreements with the FDIC related to its acquisitions of IndyMac Federal Bank, FSB (“IndyMac”), First Federal Bank of California, FSB (“First Federal”) and La Jolla Bank, FSB (“La Jolla”). As part of CITs OneWest Transaction, CIT is now party to these loss sharing agreements with the FDIC. The loss sharing agreements generally require CIT Bank, N.A. to obtain FDIC approval prior to transferring or selling loans and related indemnification assets. Eligible losses are submitted to the FDIC for reimbursement when a qualifying loss event occurs (e.g., loan modifications, charge-off of loan balance or liquidation of collateral). Reimbursements approved by the FDIC are usually received within 60 days of submission.

Item 8:  Financial Statements and Supplementary Data

116    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CIT ANNUAL REPORT 2016    117

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

Tax credit investments that were acquired in the OneWest Bank Transaction, including the commitment to contribute additional capital over the term of the investment, were recorded at fair value at the acquisition date pursuant to ASC 805 — Business Combinations. On a subsequent basis, these investments and new investments are accounted for under the equity method. Under the equity method, the Company’s investments are adjusted for the Company’s share of the investee’s net income or loss for the period. Any dividends or distributions received are recorded as a reduction of the recorded investment. The tax credits generated from investments in affordable housing projects and other tax credit investments are recognized on the consolidated financial statements to the extent they are utilized on the Company’s income tax returns through the tax provision.

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

FDIC Receivable

The Company has a receivable from the FDIC representing a secured interest in certain homebuilder, home construction and lot loans. The secured interest entitles the Company to 40% of the underlying cash flows. The Company elected to measure the FDIC Receivable at estimated fair value under the fair value option. Absent Market data, the fair value is estimated based on cash flows expected to be collected from the Company’s participation interest in the underlying collateral. The modeled underlying cash flows include estimated amounts expected to be collected from repayment of loan principal and interest and net proceeds from property liquidations. These cash flows are offset by amounts paid for servicing expenses, management fees, and liquidation expenses. The Company recognizes interest income on the FDIC receivable on an effective yield basis over the expected remaining life under the accretable yield method pursuant to ASC 310-30. The gains and losses from changes in the estimated fair value of the asset or due to sales of the underlying loans are recorded separately in other income. For further discussion, see Note 13 — Fair Value.

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

Item 8:  Financial Statements and Supplementary Data

118    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) includes measures to broaden the scope of derivative instruments subject to regulation by requiring clearing and exchange trading of certain derivatives, and imposing margin, reporting and registration requirements for certain market participants. Since the Company does not meet the definition of a Swap Dealer or Major Swap Participant under the Dodd-Frank Act, the reporting and clearing obligations apply to a limited number of derivative transactions executed with its lending customers in order to manage their interest rate risk.

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

CIT ANNUAL REPORT 2016    119

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Item 8:  Financial Statements and Supplementary Data

120    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Procedures and controls are in place to ensure new and existing models are subject to periodic validations by the Independent Model Validation Group (“IMV”). Oversight of the IMV is provided by the Model Governance Committee (“MGC”). All internal valuation models are subject to ongoing review by business unit level management. More complex models, such as those involved in the fair value analysis, are subject to additional oversight, at least quarterly, by the Company’s Valuation Reserve Working Group (“VRWG”), which consists of senior management, which reviews the Company’s valuations for complex instruments.

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

Fair Value Option

Certain MBS securities are carried at fair value with changes recorded in net income. Unrealized gains and losses are reflected as part of the overall changes in fair value. The Company recognizes interest income on an effective yield basis over the expected remaining life under the accretable yield method pursuant to ASC 310-30. Unrealized and realized gains or losses are reflected in other income. The determination of fair value for these securities is discussed in Note 13 — Fair Value.

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

Foreign Currency Translation

In addition to U.S. operations, the Company has operations in Europe and other jurisdictions. The functional currency for foreign operations is generally the local currency, other than in Commercial Air business. In this business, most of which is reported as discontinued operations, the U.S. dollar is typically the functional currency. The value of assets and liabilities of the foreign operations is translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the average exchange rates during the year. The resulting foreign currency translation gains and losses, as well as offsetting gains and losses on hedges of net investments in foreign operations, are reflected in AOCI. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in Other income.

CIT ANNUAL REPORT 2016    121

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for its VIEs in accordance with Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860) — Accounting for Transfers of Financial Assets and ASU No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities as updated by ASU 2015-02.

ASC 810 requires qualified special purpose entities to be evaluated for consolidation and also changed the approach to determining a VIE’s Primary Beneficiary (“PB”) and required companies to more frequently reassess whether they must consolidate VIEs. The PB is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

CIT adopted ASU 2015-02, effective January 1, 2016, under the modified retrospective approach along with ASU 2016-17 which was adopted retrospectively to all relevant prior periods beginning with the annual period in which the amendments in Update 2015-02 were initially adopted, as required. The adoption of both these ASUs did not have a significant impact on CIT’s financial statements or disclosures.

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

Non-interest Income

Non-interest income is recognized in accordance with relevant authoritative pronouncements and includes rental income on operating leases and other income. Other income includes (1) factoring commissions, (2) gains and losses on sales of leasing equipment, (3) fee revenues, including fees on lines of credit, letters of credit, capital markets related fees, agent and advisory fees, service charges on deposit accounts, and servicing fees on loans CIT services for others, (4) gains and losses on loan and portfolio sales, (5) gains and losses on OREO sales, (6) gains and losses on investments, (7) gains and losses on derivatives and foreign currency exchange, (8) impairment on assets held for sale, and (9) other revenues. Other revenues include items that are more episodic in nature, such as gains on work-out related claims, recoveries on acquired loans or loans charged off prior to transfer to AHFS, proceeds received in excess of carrying value on non-accrual accounts held for sale that were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and also includes income from joint ventures.

Item 8:  Financial Statements and Supplementary Data

122    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-interest Expenses

Non-interest expense is recognized in accordance with relevant authoritative pronouncements and includes deprecation on operating lease equipment, maintenance and other operating lease expenses, loss on debt extinguishments and deposit redemptions and operating expenses.

Operating expenses consists of (1) compensation and benefits, (2) technology costs, (3) professional fees, (4) net occupancy expenses, (5) provision for severance and facilities exiting activities, (6) advertising and marketing, (7) intangible assets amortization, and (8) other expenses.

Stock-Based Compensation

Compensation expense associated with equity-based awards is recognized over the vesting period (requisite service period), generally three years, under the “graded vesting” attribution method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. The cost of awards granted to directors in lieu of cash is recognized using the single grant approach with immediate vesting and expense recognition. Expenses related to stock-based compensation are included in operating expenses (compensation and benefits).

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

Restricted cash includes cash on deposit with other banks that are legally restricted as to withdrawal and primarily serve as collateral for certain servicer obligations of the Company. Because the restricted cash results from a contractual requirement to invest cash balances as stipulated, CIT’s change in restricted cash balances is classified as cash flows from (used for) investing activities. See New Accounting Pronouncements for future presentation changes for restricted cash.

Activity of discontinued operations is included in various line items of the Statements of Cash Flows and summary items are disclosed in Note 2 — Acquisition and Disposition Activities.

Accounting Pronouncements Adopted

During 2016, the Company adopted the following Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”):

ASU 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period;

CIT ANNUAL REPORT 2016    123

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items;

ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis

ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs

ASU 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting

ASU 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern

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

CIT adopted this ASU, effective January 1, 2016, for all awards granted or modified after the effective date. Adoption of this guidance did not impact CIT’s financial statements or disclosures.

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

Item 8:  Financial Statements and Supplementary Data

124    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt issuance costs are specific incremental costs, other than those paid to the lender, that are directly attributable to issuing a debt instrument (i.e., third party costs). Prior to the issuance of the standard, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset).

ASU 2015-15 clarified ASU 2015-03, which did not address the balance sheet presentation of debt issuance costs that are either (1) incurred before a debt liability is recognized (e.g., before the debt proceeds are received), or (2) associated with revolving debt arrangements. ASU 2015-15 states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line of credit (“LOC”) arrangement, regardless of whether there are outstanding borrowings under that LOC arrangement.

In accordance with the new guidance, CIT reclassified deferred debt costs previously included in other assets to borrowings in the first quarter of 2016 and conformed prior periods. The adoption of this guidance did not have a significant impact on CIT’s financial statements or disclosures.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

ASU 2014-15 — Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, describes how entities should assess their ability to meet their obligations and sets disclosure requirements about how this information should be communicated. The standard will be used along with existing auditing standards, and provides the following key guidance:

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

CIT has considered relevant events and conditions up to and within one year from the issuance date of the financial statements, to determine if conditions exist, or will exist, that would give rise to “substantial doubt” about the Company’s ability to meet its obligations and ability to continue as a going concern, a summary of our conclusions is outlined in Note 10 — Borrowings.

RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting pronouncements have been issued by the FASB but are not yet effective:

-	ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

-	ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date;

-	ASU 2016-02, Leases (Topic 842);

-	ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships;

-	ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments;

-	ASU 2016-07, Investments — Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting;

-	ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net);

-	ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting;

-	ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;

-	ASU 2016-11, Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC guidance because of ASU 2014-09 and ASU 2014-16 pursuant to staff announcements at the March 3, 2016 EITF meeting;

-	ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients;

-	ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments;

-	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.

-	ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory

-	ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)

-	ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued new accounting guidance ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows.

CIT ANNUAL REPORT 2016    125

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The core principle of the five-step model is that a company will recognize revenue when it transfers control of goods or services to customers at an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. In doing so, many companies will have to make more estimates and use more judgment than they do under current GAAP. The five-step analysis of transactions, to determine when and how revenue is recognized, includes:

1.	Identify the contract with the customer.

2.	Identify the performance obligations in the contract.

3.	Determine the transaction price.

4.	Allocate the transaction price to the performance obligations.

5.	Recognize revenue when or as each performance obligation is satisfied.

In 2016, the FASB issued several amendments and clarifications to the new revenue standard:

-	ASU 2015-14 defers the effective date of the new revenue standard for public and nonpublic entities reporting under U.S. GAAP for one year to effective for fiscal years beginning after December 15, 2017.

-	ASU 2016-08 Revenue from Contracts with Customers: Principal versus Agent Considerations,

-	ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,

-	ASC 2016-11, Rescission of Certain SEC Staff Observer Comments upon Adoption of Topic 606, Revenue from Contracts with Customers,

-	ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients,

-	ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers

These were primarily as a result of issues raised by stakeholders and deliberations by the transition resource group (TRG). Amendments were made to the guidance related to the principal versus agent assessment, identifying performance obligations, accounting for licenses of intellectual property, and other matters (such as the definition of completed contracts at transition and the addition of new practical expedients).

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

The effective date and transition of ASU 2014-09, ASU 2016-08, 2016-10, 2016-11 and 2016-12 aligns with adoption date of the Revenue recognition standard, as amended by ASU 2015-14, effective for fiscal years beginning after December 15, 2017.

The review and analysis of CIT’s individual revenue streams is currently underway. “Interest Income” and “Rental Income on Operating Leases”, CIT’s two largest revenue items, are scoped out of the new guidance; as are many other revenues relating to financial assets and liabilities including loans, leases, securities and derivatives. As such, the majority of our revenues will not be impacted; however, certain ancillary revenues and components of “Other income” are being assessed at a contractual level pursuant to the new standard. We expect our accounting policies will not change materially.

CIT plans to adopt the standard in the first quarter of 2018 and expects to use the modified retrospective method (cumulative initial effect recognized at the date of adoption, with additional footnote disclosures). However, we are continuing to evaluate the impact of the standard, and our adoption method is subject to change. CIT does not anticipate a significant impact upon adoption of this standard. Our evaluations are not final and we continue to assess the impact of the Update on our revenue contracts.

Leases (Topic 842)

ASU 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability of accounting for lease transactions, will require all leases to be recognized on the balance sheet as lease assets and lease liabilities.

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

Although the new guidance does not significantly change lessor accounting, CIT will need to determine impact to both, where it is a lessee and a lessor:

-	Lessor accounting: Given limited changes to Lessor accounting, we do not expect material changes to recognition or measurement. Current lease administration and/or reporting systems and processes will need to be evaluated and updated

Item 8:  Financial Statements and Supplementary Data

126    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as required to ensure appropriate lease-type identification and classification.

-	Lessee accounting: The new standard will result in virtually all leases being reflected on the balance sheet. The impact on lessee accounting also includes identification of any embedded leases included in service contracts that CIT has with vendors.

CIT is currently evaluating the impact and will adopt the new guidance in the first quarter of 2019.

Financial Instruments

ASU 2016-01: Recognition and Measurement of Financial Assets and Financial Liabilities addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. The main objective is enhancing the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments to current GAAP are summarized as follows:

-	Supersede current guidance to classify equity securities into different categories (i.e. trading or available-for-sale);

-	Require equity investments to be measured at fair value with changes in fair value recognized in net income, rather than other comprehensive income. This excludes those investments accounted for under the equity method, or those that result in consolidation of the investee;

-	Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment (similar to goodwill);

-	Eliminate the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost;

-	Require the use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes;

-	Require an entity to present separately in other comprehensive income the portion of the change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with fair value option for financial instruments;

-	Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (i.e. securities, or loans and receivables) on the balance sheet or accompanying notes to the financial statements; and

-	Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. CIT is currently evaluating the impact of adopting this amendment on its financial instruments.

Derivatives and Hedging

In March 2016, the FASB issued ASU 2016-05, Derivative Contract Novations. The amendments clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument in an existing hedging relationship would not, in and of itself, be considered a termination of the derivative instrument or a change in critical term of the hedging relationship. The update is effective for fiscal years and interim periods within those beginning after December 15, 2016. CIT adopted this amendment as of January 1, 2017. This update did not have a significant impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments. The amendments clarify the steps required to assess whether a call or put option meets the criteria for bifurcation as an embedded derivative. CIT adopted this amendment as of January 1, 2017 and did not have a significant impact on the Company’s financial statements.

Equity Method and Joint Ventures

ASU 2016-07, Investments — Equity method and joint ventures (Topic 323), eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.

For available-for-sale securities that become eligible for the equity method of accounting, any unrealized gain or loss recorded within accumulated other comprehensive income should be recognized in earnings at the date the investment initially qualifies for the use of the equity method. CIT has adopted the new standard prospectively for investments that qualify for the equity method of accounting as of January 1, 2017. CIT adopted this amendment as of January 1, 2017 and did not have a significant impact on the Company’s financial statements.

Stock Compensation

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Account. The amendments simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and cash flow statements.

CIT adopted the new standard as of January 1, 2017, prospectively under the modified retrospective approach, with a cumulative-effect adjustment made to retained earnings as of the beginning of the fiscal period and did not have a significant impact on the Company’s financial statements.

Credit Losses

ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), introduces a forward-looking “expected loss” model, the Current Expected Credit Losses (“CECL”) model, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale (“AFS”) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.

CIT ANNUAL REPORT 2016    127

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

AFS Debt Securities

The FASB made targeted improvements to the existing other-than-temporary impairment (“OTTI”) model in ASC 320 for certain AFS debt securities to eliminate the concept of “other-than-temporary” from that model. The new model will require an estimate of expected credit losses only when the fair value is below the amortized cost of the asset.

The notable changes under the ASU include:

-	Use of an ALLL approach (versus permanently writing down the security’s cost basis) for impairment;

-	Limit the ALLL to the amount at which the security’s fair value is less than its amortized cost basis;

-	Removing the consideration for the length of time fair value has been less than amortized cost when assessing credit loss;

-	Removing the consideration for recoveries in fair value after the balance sheet date when assessing whether a credit loss exists.

Purchased Financial Assets with Credit Deterioration

The purchased financial assets with credit deterioration (“PCD”) model applies to purchased financial assets (measured at amortized cost or AFS) that have experienced more than insignificant credit deterioration since origination. This represents a change from the scope of what are considered purchased credit-impaired (“PCI”) assets in ASC 310-30 under current GAAP. The initial estimate of expected credit losses for a PCD would be recognized through an ALLL with an offset to the cost basis of the related financial asset at acquisition (i.e., increases the cost basis of the asset, the “gross-up” approach with no impact to net income at initial recognition). Subsequently, the accounting will follow the applicable CECL or AFS debt security impairment model with all adjustments of the ALLL recognized through earnings. Beneficial interests classified as held-to-maturity or AFS will need to apply the PCD model if the beneficial interest meets the definition of PCD or if there is a significant difference between contractual and expected cash flows at initial recognition.

This guidance also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the ALLL. In addition, public business entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination (i.e. by vintage year).

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

The ASU will be effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption of the guidance will be permitted for all entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. CIT is currently reviewing the impact of this guidance.

Statement of Cash Flows

The FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The following issues are addressed:

-	Issue 1 — Debt prepayment or debt extinguishment costs — Cash payments for debt prepayment or debt extinguishment costs should be classified as cash outflows for financing activities.

-	Issue 2 — Settlement of zero-coupon debt instruments — Cash payments for the settlement of zero-coupon debt instruments, including other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, should be classified as cash outflows for operating activities for the portion attributable to interest and as cash outflows for financing activities for the portion attributable to principal.

-	Issue 3 — Contingent consideration payments made after a business combination — Cash payments made soon after an acquisition’s consummation date (i.e., approximately three months or less) should be classified as cash outflows for investing activities. Payments made thereafter should be classified as cash outflows for financing activities up to the amount of the original contingent consideration liability. Payments made in excess of the amount of the original contingent consideration liability should be classified as cash outflows for operating activities.

-	Issue 4 — Proceeds from the settlement of insurance claim — Cash payments received from the settlement of insurance claims should be classified on the basis of the nature of the loss (or each component loss, if an entity receives a lump-sum settlement).

Item 8:  Financial Statements and Supplementary Data

128    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-	Issue 5 — Proceeds from the settlement of corporate-owned life insurance (“COLI”) policies, including bank-owned life insurance (“BOLI”) policies — Cash payments received from the settlement of COLI or BOLI policies should be classified as cash inflows from investing activities. Cash payments for premiums on COLI or BOLI policies may be classified as cash outflows for investing, operating, or a combination of investing and operating activities.

-	Issue 6 — Distributions received from equity method investments — The guidance provides an accounting policy election for classifying distributions received from equity method investments. Such amounts can be classified using a 1) cumulative earnings approach, or 2) nature of distribution (or “look-through”) approach.

-	Issue 7 — Beneficial interests in securitization transactions — A transferor’s beneficial interest obtained in a securitization of financial assets should be disclosed as a noncash activity. Cash receipts from a transferor’s beneficial interests in securitized trade receivables should be classified as cash inflows from investing activities.

-	Issue 8 — Separately identifiable cash flows and application of the predominance principle — Entities should use reasonable judgment to separate cash flows. In the absence of specific guidance, an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. For cash flows with aspects of more than one class that cannot be separated, the classification should be based on the activity that is likely to be the predominant source or use of cash flow.

For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. CIT is currently evaluating the impact of the above eight issues on its statement of cash flows and related disclosures.

Presentation of restricted cash in the Statement of Cash Flows

The FASB issued final guidance to clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of period and end-of-period total amounts shown on the statement of cash flows.

The guidance will be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. CIT is currently evaluating the impact of this amendment and plans to adopt this amendment in the first quarter of 2018.

Intra-Entity Transfers of Assets Other than Inventory

In October 2016, the FASB released the guidance ASU 2016-16, Income Taxes (Topic 740), accounting for the income tax effects of intra-entity transfers of assets. Current GAAP requires a company to defer accounting for the income tax implications of an intercompany sale of assets until the assets are sold to a third party or recovered through use. Under the new guidance, the seller’s tax effects and the buyer’s deferred taxes will be immediately recognized upon the sale. This will likely cause an increase in the consolidated entity’s effective tax rate in the year of the transfer.

The new intra-entity guidance is effective for public companies in fiscal years beginning after December 15, 2017. Early adoption is permitted, but only in the first quarter of a fiscal year. The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption. CIT is currently evaluating the impact and does not intend to early adopt this standard.

NOTE 2 — ACQUISITION AND DISCONTINUED OPERATIONS

ACQUISITIONS

During 2015, the Company completed the following significant business acquisition. There were no significant business acquisitions in 2016.

OneWest Transaction

On August 3, 2015, CIT acquired IMB Holdco LLC, the parent company of OneWest Bank N.A. (the “OneWest Transaction”). CIT Bank, then a Utah-state chartered bank and a wholly owned subsidiary of CIT, merged with and into OneWest Bank, N.A., with OneWest Bank, N.A. surviving as a wholly owned subsidiary of CIT with the name CIT Bank, National Association. CIT paid approximately $3.4 billion as consideration, comprised of approximately $1.9 billion in cash proceeds, approximately 30.9 million shares of CIT Group Inc. common stock (valued at approximately $1.5 billion at the time of closing), and approximately 168,000 restricted stock units of CIT (valued at approximately $8 million at the time of closing). Total consideration also included $116 million of cash retained by CIT as a holdback for certain potential liabilities relating to IMB Holdco LLC and $2 million of cash for expenses of the holders’ representative. The acquisition was accounted for as a business combination, subject to the provisions of ASC 805-10-50, Business Combinations.

CIT ANNUAL REPORT 2016    129

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consideration and Net Assets Acquired (dollars in millions)

Adjusted Purchase Price
Purchase price	$3,391.6
Recognized amounts of identifiable assets acquired and (liabilities assumed), at fair value
Cash and interest bearing deposits	$4,411.6
Investment securities	1,297.3
Assets held for sale	20.4
Loans HFI	13,571.0
Indemnification assets	455.4
Other assets	722.4
Assets of discontinued operation	524.4
Deposits	(14,533.3)
Borrowings	(2,970.3)
Other liabilities	(206.1)
Liabilities of discontinued operation	(708.4)
Total fair value of identifiable net assets	$2,584.4
Intangible assets	$164.7
Goodwill*	$642.5

*	See Note 26 — Goodwill and Intangible Assets for discussion on goodwill impairment.

Unaudited Pro Forma Information

Upon closing the OneWest Transaction and integration of OneWest Bank, effective August 3, 2015, separate records for OneWest Bank as a stand-alone business have not been maintained as the operations have been integrated into CIT. At and after year-end 2015, the Company no longer has the ability to break out the results of the former OneWest entities in a reliable manner. The pro forma information presented below reflects management’s best estimate, based on information available at the reporting date.

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

The pro forma financial information in the table below reflects the total impact ($1,022 million) of income tax benefits recognized by the Company in 2015 and 2014 ($647 million and $375 million for the year ended December 31, 2014 and 2015, respectively) in the 2014 period, assuming for the purpose of preparing the pro forma information that the OneWest Transaction had occurred on January 1, 2014. These tax benefits, which related to the reduction in the Company’s deferred tax asset valuation allowance, do not have a continuing impact. Similarly, in connection with the OneWest Transaction, CIT incurred acquisition and integration costs recognized by the Company during the year ended December 31, 2015 and 2014 of approximately $55 million and $5 million, respectively. For the purpose of preparing the pro forma information, these acquisition and integration costs have been reflected as if the acquisition had occurred on January 1, 2014. Actual results may differ from the unaudited pro forma information presented and the differences could be material.

Unaudited Pro Forma (dollars in millions)

	Years Ended December 31,
	2015	2014
Net finance revenue	$3,131.4	$3,247.4
Net income	636.1	1,708.2

DISCONTINUED OPERATIONS

Aerospace

Previously, Aerospace had been a division of the Transportation Finance segment, which consisted of Commercial Air and Business Air. The activity of the Commercial Air business that is subject to a definitive sales agreement (discussed below), as well as activity associated with the Business Air business are included in discontinued operations.

Commercial Air

Commercial Air provides aircraft leasing, lending, asset management, and advisory services. The primary clients of the business include global and regional airlines around the world. Offices are located in the U.S., Europe and Asia.

On October 6, 2016, the Company announced that it had agreed to sell Commercial Air to Avolon Holdings Limited (“Avolon”), an international aircraft leasing company and a wholly-owned subsidiary of Bohai Capital Holding Co. Ltd. (“Bohai”), pursuant to a Purchase and Sale Agreement, by and among C.I.T. Leasing Corporation, a wholly-owned subsidiary of the Company (“CIT Leasing”), Park Aerospace Holdings Limited, a wholly-owned subsidiary of Avolon, the Company, Bohai, and Avolon (the “Agreement”). The Agreement provides for the acquisition of all of the capital stock or other equity interests of C2 Aviation Capital, Inc., a Delaware corporation and wholly- owned subsidiary of CIT Leasing (the “Transaction”).

Item 8:  Financial Statements and Supplementary Data

130    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CIT expects to sell its Commercial Air business (the “Business”) to Avolon, including its operations, forward order aircraft purchase commitments, and certain assets and liabilities.

We continue to target closing at the end of the first quarter of 2017. In March 2017, Bohai has advised us that they received approval of Bohai shareholders to complete the transaction. The key remaining milestone for closing includes receipt of Chinese regulatory approvals. Bohai has advised us that they continue to work toward achieving the milestone by the end of the first quarter.

Avolon deposited $600 million into an escrow account with a U.S. bank, which is payable to CIT at closing as part of the purchase price and in certain circumstances if the transaction is not consummated.

Included as part of the transaction are purchase commitments for commercial aircraft. Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”) and The Boeing Company (“Boeing”). Aerospace equipment purchases were contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amount of $8.7 billion at December 31, 2016, was based on contracted purchase prices reduced for pre-delivery payments to date and excludes buyer furnished equipment selected by the lessee. Pursuant to existing contractual commitments, 128 aircraft remain to be purchased from Airbus and Boeing at December 31, 2016. Aircraft deliveries are scheduled periodically through 2020.

Business Air

Business Air offers financing and leasing programs for corporate and private owners of business jets. Serving clients around the world, we provide financing that is tailored to our clients’ unique business requirements. Products include term loans, leases, pre-delivery financing, fractional share financing and vendor / manufacturer financing.

With the Commercial Air separation announced and the sales of various international businesses, Business Air, which included international loans, no longer was considered a strategic business. Business Air loans were classified as held for sale during 2016. Upon classification as AHFS, Business Air did not meet the strategic shift criteria to be classified as discontinued operations, since it was a minor part of the Aerospace division. When the assets of Commercial Air were transferred to AHFS in the fourth quarter of 2016, the total for the division (including Commercial Air and Business Air) met the strategic shift criteria and thus are reported as discontinued operations. The Company expects to dispose of the assets through sales and customer paydowns.

The following condensed financial information reflects the combination of our Commercial Air and Business Air businesses.

Condensed Balance Sheet — Aerospace Discontinued Operations (dollars in millions)

	December 31, 2016	December 31, 2015
Total cash and deposits, of which $535.5 million and $498.2 million at December 31, 2016 and 2015, respectively, is restricted	$759.0	$649.1
Net finance receivables	1,047.7	1,136.6
Operating lease equipment, net	9,677.6	9,799.9
Goodwill	126.8	135.1
Other assets(1)	1,161.5	838.4
Assets of discontinued operations	$12,772.6	$12,559.1
Secured borrowings	$1,204.6	$2,091.6
Other liabilities(2)	1,597.3	1,514.2
Liabilities of discontinued operations	$2,801.9	$3,605.8

(1)	Amount includes Deposits on commercial aerospace equipment of $1,013.7 million and $696.0 million at December 31, 2016 and December 31, 2015, respectively.

(2)	Amount includes commercial aerospace maintenance reserves of $1,084.9 million and security deposits of $167.0 million at December 31, 2016, and commercial aerospace maintenance reserves of $980.1 million and security deposits of $155.1 million at December 31, 2015.

CIT ANNUAL REPORT 2016    131

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Income — Aerospace Discontinued Operations (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Interest income	$72.8	$70.2	$75.2
Interest expense	(369.3)	(366.5)	(356.7)
(Provision) recovery for credit losses	(15.6)	(1.8)	4.2
Rental income on operating leases	1,236.8	1,134.4	1,143.3
Other income(1)	22.5	56.5	22.7
Depreciation on operating lease equipment(2)	(345.6)	(411.4)	(385.8)
Maintenance and other operating lease expenses	(32.1)	(45.8)	(25.1)
Operating expenses(3)	(101.9)	(68.2)	(59.3)
Loss on debt extinguishment	(8.3)	(1.1)	–
Income from discontinued operation before provision for income taxes	459.3	366.3	418.5
Provision for income taxes(4)	(914.6)	(45.9)	(27.6)
(Loss) income from discontinued operations, net of taxes	$(455.3)	$320.4	$390.9

(1)	Other income includes impairment charges on assets transferred to AHFS for $32 million, $4 million and $19 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	Depreciation on operating lease equipment is suspended when an operating lease asset is placed in Assets Held for Sale. Pre-tax income for 2016 benefited from $106 million of suspended depreciation related to operating lease equipment to be sold to Avolon as described above.

(3)	Operating expenses in 2016 include costs related to the commercial air separation initiative of $34 million. Operating expense includes salaries and benefits of $47 million, $49 million and $45 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(4)	Provision for income taxes for the year ended December 31, 2016 includes $847 million net tax expense related to the Company’s decision to no longer assert that it would indefinitely reinvest the unremitted earning of Commercial Air. For the years ended December 31, 2016, 2015, and 2014, the Company’s tax rate for discontinued operations was 199%, 12% and 7%, respectively.

Income from the discontinued operation for the years ended December 31, 2016, 2015 and 2014 was driven primarily by revenues on leased aircraft. The interest expense includes amounts allocated to the businesses and on secured debt included in the condensed balance sheet. Operating expenses included in the discontinued operations consisted of direct expenses of the Commercial Air and Business Air businesses that were separate from ongoing CIT operations.

In connection with the classification of the Aerospace businesses as discontinued operations, certain indirect operating expenses that previously had been allocated to the businesses have instead been re-allocated as part of continuing operations. The total incremental pretax amounts of indirect overhead expenses that were previously allocated to the Aerospace businesses and remain in continuing operations were approximately $19 million, $39 million and $32 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Condensed Statement of Cash Flows — Aerospace Discontinued Operations (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Net cash flows provided by operations	$35.7	$942.1	$1,009.8
Net cash flows used in investing activities	(655.9)	(749.6)	(1,812.8)

Reverse Mortgage Servicing

The Financial Freedom business, a division of CIT Bank (formerly a division of OneWest Bank) that services reverse mortgage loans, was acquired in conjunction with the OneWest Transaction. Pursuant to ASC 205-20, the Financial Freedom business is reflected as discontinued operations effective 2015. The business includes the entire third party servicing of reverse mortgage operations, which consist of personnel, systems and servicing assets. The assets of discontinued operations primarily include Home Equity Conversion Mortgage (“HECM”) loans and servicing advances. The liabilities of discontinued operations include reverse mortgage servicing liabilities, which relates primarily to loans serviced for third party investors, secured borrowings and contingent liabilities. In addition, continuing operations includes a portfolio of reverse mortgages, which are recorded in the Legacy Consumer Mortgage division of the Consumer Banking segment, and are serviced by Financial Freedom. For the year ended December 31, 2016, based on the Company’s assessment of market and third party data, the Company recorded an impairment charge of $19 million to increase the servicing liability to $29 million as of December 31, 2016, as compared to $10 million at December 31, 2015.

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

Item 8:  Financial Statements and Supplementary Data

132    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2016, as a result of new information and taking into consideration the investigation being conducted by the Office of Inspector General (“OIG”) for the HUD, the Company recorded additional reserves, due to a change in estimate, of approximately $260 million during 2016, which is net of a corresponding increase in the indemnification receivable from the FDIC noted in the paragraph below.

A corresponding indemnification receivable from the FDIC of $108 million and $66 million at December 31, 2016 and December 31, 2015, respectively, was recognized for the loans covered by indemnification agreements with the FDIC reported in continuing operations. The indemnification receivable is measured using the same assumptions used to measure the indemnified item (contingent liability) subject to management’s assessment of the collectability of the indemnification asset and any contractual limitations on the indemnified amount.

Condensed Balance Sheet — Financial Freedom Discontinued Operation (dollars in millions)

	December 31, 2016	December 31, 2015
Total cash and deposits, all of which is restricted	$5.8	$1.5
Net Finance Receivables(1)	374.0	449.5
Other assets(2)	68.3	49.5
Assets of discontinued operation	$448.1	$500.5
Secured borrowings(1)	$366.4	$440.6
Other liabilities(3)	569.4	255.6
Liabilities of discontinued operation	$935.8	$696.2

(1)	Net finance receivables include $365.5 million and $440.2 million of securitized balances at December 31, 2016 and December 31, 2015, respectively, and $8.5 million and $9.3 million of additional draws awaiting securitization respectively. Secured borrowings relate to those receivables.

(2)	Amount includes servicing advances, servicer receivables and property and equipment, net of accumulated depreciation.

(3)	Other liabilities include contingent liabilities, reverse mortgage servicing liabilities and other accrued liabilities.

The results from discontinued operations for the year ended December 31, 2016 and 2015 are presented below. The year end results for 2016 include full period results while the year end results for 2015 represents a partial period in connection with the OneWest Transaction for Financial Freedom.

Condensed Statements of Operation — Financial Freedom Discontinued Operation (dollars in millions)

	Years Ended December 31,
	2016	2015
Interest income(1)	$11.6	$4.3
Interest expense(1)	(10.7)	(4.4)
Other income (loss)(2)	15.4	16.7
Operating expenses(3)	(330.1)	(33.7)
Loss from discontinued operation before benefit for income taxes	(313.8)	(17.1)
Benefit for income taxes(4)	103.7	6.7
Loss from discontinued operation, net of taxes	$(210.1)	$(10.4)

(1)	Includes amortization for the premium associated with the HECM loans and related secured borrowings.

(2)	For the year ended December 31, 2016, other income (loss) includes a $19 million impairment charge to the servicing liability related to our reverse mortgage servicing operations.

(3)	For the year ended December 31, 2016, operating expense is comprised of approximately $16 million in salaries and benefits, $27 million in professional and legal services, and $22 million for other expenses such as data processing, premises and equipment, and miscellaneous charges. In addition, operating expenses for the year ended December 31, 2016 includes a servicing-related reserve of approximately $260 million, which is net of a corresponding increase in the indemnification receivable from the FDIC. For the year ended December 31, 2015, operating expense is comprised of approximately $11 million in salaries and benefits, $6 million in professional services and $16 million for other expenses such as data processing, premises and equipment, legal settlement, and miscellaneous charges.

(4)	For the years ended December 31, 2016 and 2015, the Company’s tax rate for discontinued operations is 33% and 39%, respectively.

CIT ANNUAL REPORT 2016    133

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flow — Financial Freedom Discontinued Operation (dollars in millions)

	Years Ended December 31,
	2016	2015
Net cash flows (used in) provided by operations	$(40.0)	$18.5
Net cash flows provided by investing activities	88.5	27.9

Student Lending

On April 25, 2014, the Company completed the sale of its student lending business, along with certain secured debt and servicing rights. The business was in run-off. There were no assets or liabilities related to the student loan business at December 31, 2016 or 2015.

Condensed Statements of Operation — Student Lending Discontinued Operation (dollars in millions)

Year Ended December 31, 2014
Interest income	$27.0
Interest expense	(248.2)
Other income	(2.1)
Operating expenses	(3.6)
Loss from discontinued operation before provision for income taxes	(226.9)
Provision for income taxes	(3.4)
Loss from discontinued operation, net of taxes	(230.3)
Gain on sale of discontinued operations, net of taxes	282.8
Income from discontinued operation, net of taxes	$52.5

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

The 2014 interest expense allocated to the discontinued operation corresponded to debt of approximately $3.2 billion, net of $224 million of FSA. The debt included $0.8 billion that was repaid using a portion of the cash proceeds. Operating expenses included in the discontinued operation consisted of direct expenses of the student lending business that were separate from ongoing CIT operations.

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

Condensed Statement of Cash Flow — Student Lending Discontinued Operation (dollars in millions)

Year Ended December 31, 2014
Net cash flows used in operations	$(1,155.9)
Net cash flows provided by investing activities	1,141.4

Combined Results for Discontinued Operations

The following tables reflect the combined results of the discontinued operations. Details of balances are discussed in the prior tables.

Condensed Combined Balance Sheets of Discontinued Operations (dollars in millions)

	December 31, 2016	December 31, 2015
Total cash and deposits	$764.8	$650.6
Net Finance Receivables	1,421.7	1,586.1
Operating lease equipment, net	9,677.6	9,799.9
Goodwill	126.8	135.1
Other assets	1,229.8	887.9
Assets of discontinued operations	$13,220.7	$13,059.6
Secured borrowings	$1,571.0	$2,532.2
Other liabilities	2,166.7	1,769.8
Liabilities of discontinued operations	$3,737.7	$4,302.0

Item 8:  Financial Statements and Supplementary Data

134    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Combined Statements of Operation of Discontinued Operations (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Interest income	$84.4	$74.5	$102.2
Interest expense	(380.0)	(370.9)	(604.9)
(Provision) recovery for credit losses	(15.6)	(1.8)	4.2
Rental income on operating leases	1,236.8	1,134.4	1,143.3
Other income (loss)	37.9	73.2	20.6
Depreciation on operating lease equipment	(345.6)	(411.4)	(385.8)
Maintenance and other operating lease expenses	(32.1)	(45.8)	(25.1)
Operating expenses	(432.0)	(101.9)	(62.9)
Loss on debt extinguishment	(8.3)	(1.1)	–
Income from discontinued operation before provision for income taxes	145.5	349.2	191.6
Provision for income taxes	(810.9)	(39.2)	(31.0)
(Loss) income from discontinued operations, net of taxes	(665.4)	310.0	160.6
Gain on sale of discontinued operations, net of taxes	–	–	282.8
(Loss) income from discontinued operation, net of taxes	$(665.4)	$310.0	$443.4

Condensed Combined Statement of Cash Flows of Discontinued Operations (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Net cash flows (used in) provided by operations	$(4.3)	$960.6	$(146.1)
Net cash flows used in investing activities	(567.4)	(721.7)	(671.4)

NOTE 3 — LOANS

The following tables and data include the loan balances acquired in the OneWest Transaction, which were recorded at fair value at the time of the acquisition (August 3, 2015). See Note 2 — Acquisition and Disposition Activities for details of the OneWest Transaction. Finance receivables, excluding those reflected as discontinued operations, consist of the following:

Finance Receivables by Product (dollars in millions)

	December 31, 2016	December 31, 2015
Commercial Loans	$20,117.8	$20,739.4
Direct financing leases and leveraged leases	2,852.9	2,919.1
Total commercial	22,970.7	23,658.5
Consumer Loans	6,565.2	6,860.2
Total finance receivables	29,535.9	30,518.7
Finance receivables held for sale	635.8	1,985.1
Finance receivables and held for sale receivables(1)	$30,171.7	$32,503.8

(1)	Assets held for sale on the Balance Sheet as of December 31, 2016 includes finance receivables and operating lease equipment primarily related to portfolios in Commercial Banking and the China portfolio in NSP. December 31, 2015 included finance receivables and operating lease equipment in Canada, China and the U.K. As discussed in subsequent tables, since the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, the aggregate amount is presented in this table.

The following table presents finance receivables by segment, based on obligor location:

Finance Receivables (dollars in millions)

	December 31, 2016			December 31, 2015
	Domestic	Foreign	Total	Domestic	Foreign	Total
Commercial Banking	$20,440.7	$2,121.6	$22,562.3	$20,999.6	$2,332.8	$23,332.4
Consumer Banking	6,973.6	–	6,973.6	7,186.3	–	7,186.3
Total	$27,414.3	$2,121.6	$29,535.9	$28,185.9	$2,332.8	$30,518.7

CIT ANNUAL REPORT 2016    135

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents selected components of the net investment in finance receivables:

Components of Net Investment in Finance Receivables (dollars in millions)

	December 31, 2016	December 31, 2015
Unearned income	$(727.1)	$(711.6)
Equipment residual values	583.4	581.7
Unamortized premiums / (discounts)	(31.0)	(34.0)
Accretable yield on PCI loans	1,261.4	1,299.1
Net unamortized deferred costs and (fees)(1)	55.8	42.9
Leveraged lease third party non-recourse debt payable	(109.7)	(119.2)

(1)	Balance relates to the Commercial Banking segment.

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

Item 8:  Financial Statements and Supplementary Data

136    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Finance and Held for Sale Receivables — Risk Rating by Class / Segment (dollars in millions)

Grade:	Pass	Special Mention	Classified- accruing	Classified- non-accrual	PCI Loans	Total
December 31, 2016
Commercial Banking
Commercial Finance	$8,184.7	$677.6	$1,181.7	$188.8	$42.7	$10,275.5
Real Estate Finance	5,191.4	168.7	115.6	20.4	70.5	5,566.6
Business Capital	6,238.7	422.0	271.7	41.7	–	6,974.1
Rail	88.7	14.1	0.9	–	–	103.7
Total Commercial Banking	19,703.5	1,282.4	1,569.9	250.9	113.2	22,919.9
Consumer Banking
Other Consumer Banking	374.9	8.3	22.4	–	2.8	408.4
Total Consumer Banking	374.9	8.3	22.4	–	2.8	$408.4
Non-Strategic Portfolios	143.7	36.9	19.1	10.3	–	210.0
Total	20,222.1	1,327.6	1,611.4	261.2	116.0	23,538.3
December 31, 2015
Commercial Banking
Commercial Finance	$10,138.0	$790.6	$593.5	$131.5	$69.4	$11,723.0
Real Estate Finance	5,154.9	97.6	18.5	3.6	93.9	5,368.5
Business Capital	5,648.8	517.0	320.1	56.0	–	6,541.9
Rail	119.0	1.4	0.6	–	–	121.0
Total Commercial Banking	21,060.7	1,406.6	932.7	191.1	163.3	23,754.4
Consumer Banking
Other Consumer Banking	292.2	11.5	17.2	–	5.3	326.2
Total Consumer Banking	292.2	11.5	17.2	–	5.3	326.2
Non- Strategic Portfolios	1,286.6	115.4	60.0	56.0	–	1,518.0
Total	$22,639.5	$1,533.5	$1,009.9	$247.1	$168.6	$25,598.6

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

Included in the consumer loan balances as of December 31, 2016 and December 2015 were loans with terms that permitted negative amortization with an unpaid principal balance of $761 million and $966 million, respectively.

CIT ANNUAL REPORT 2016    137

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consumer Loan LTV Distributions (dollars in millions)

	Single Family Residential					Reverse Mortgage
	Covered Loans		Non-covered Loans				Non-covered loans
	Non-PCI	PCI	Non-PCI	PCI	Total Single Family Residential	Covered Loans Non-PCI	Non-PCI	PCI	Total Reverse Mortgages	Total Consumer Loans
December 31, 2016
Greater than 125%	$2.2	$261.4	$12.3	$–	$275.9	$0.6	$8.8	$33.8	$43.2	$319.1
101% – 125%	4.7	443.7	13.6	–	462.0	1.2	12.7	7.9	21.8	483.8
80% – 100%	226.6	588.1	40.5	–	855.2	24.0	42.3	7.5	73.8	929.0
Less than 80%	1,515.6	872.4	1,713.1	9.2	4,110.3	405.4	304.9	9.8	720.1	4,830.4
Not Applicable(1)	–	–	2.9	–	2.9	–	–	–	–	2.9
Total	$1,749.1	$2,165.6	$1,782.4	$9.2	$5,706.3	$431.2	$368.7	$59.0	$858.9	$6,565.2
December 31, 2015
Greater than 125%	$1.1	$394.6	$0.8	$15.7	$412.2	$1.0	$3.9	$39.3	$44.2	$456.4
101% – 125%	3.6	619.2	0.2	14.8	637.8	2.5	6.5	17.0	26.0	663.8
80% – 100%	449.3	551.4	14.3	11.4	1,026.4	26.5	37.5	7.0	71.0	1,097.4
Less than 80%	1,621.0	828.6	1,416.1	12.9	3,878.6	432.6	312.5	11.1	756.2	4,634.8
Not Applicable (1)	–	–	7.8	–	7.8	–	–	–	–	7.8
Total	$2,075.0	$2,393.8	$1,439.2	$54.8	$5,962.8	$462.6	$360.4	$74.4	$897.4	$6,860.2

(1)	Certain Consumer Loans do not have LTV’s, including the Credit Card portfolio.

The following table summarizes the covered loans, all of which are in the Consumer Banking segment:

Covered Loans (dollars in millions)

Balance at December 31, 2016	PCI	Non-PCI	Total
Loans HFI
LCM	$2,165.6	$2,180.3	$4,345.9
Loans HFI	2,165.6	2,180.3	4,345.9
Consumer Banking loans HFI at carrying value	$2,165.6	$2,180.3	$4,345.9

Balance at December 31, 2015	PCI	Non-PCI	Total
Loans HFI
LCM	$2,393.8	$2,537.6	$4,931.4
Loans HFI	2,393.8	2,537.6	4,931.4
Consumer Banking loans HFI at carrying value	$2,393.8	$2,537.6	$4,931.4

Item 8:  Financial Statements and Supplementary Data

138    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Finance and Held for Sale Receivables — Delinquency Status (dollars in millions)

	Past Due
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or Greater	Total Past Due	Current(1)	PCI Loans(2)	Total
December 31, 2016
Commercial Banking
Commercial Finance	$21.4	$–	$17.6	$39.0	$10,193.8	$42.7	$10,275.5
Real Estate Finance	0.1	–	–	0.1	5,496.0	70.5	5,566.6
Business Capital	143.6	42.4	16.3	202.3	6,771.8	–	6,974.1
Rail	5.9	0.6	2.3	8.8	94.9	–	103.7
Total Commercial Banking	171.0	43.0	36.2	250.2	22,556.5	113.2	22,919.9
Consumer Banking
Legacy Consumer Mortgages	22.6	6.1	36.6	65.3	2,563.6	2,233.8	4,862.7
Other Consumer Banking	7.4	4.9	0.6	12.9	2,163.4	2.8	2,179.1
Total Consumer Banking	30.0	11.0	37.2	78.2	4,727.0	2,236.6	7,041.8
Non-Strategic Portfolios	3.0	1.1	7.0	11.1	198.9	–	210.0
Total	$204.0	$55.1	$80.4	$339.5	$27,482.4	$2,349.8	$30,171.7
December 31, 2015
Commercial Banking
Commercial Finance	$–	$–	$20.5	$20.5	$11,633.1	$69.4	$11,723.0
Real Estate Finance	1.9	–	0.7	2.6	5,272.0	93.9	5,368.5
Business Capital	131.0	32.7	26.8	190.5	6,351.4	–	6,541.9
Rail	8.4	2.0	2.1	12.5	108.5	–	121.0
Total Commercial Banking	141.3	34.7	50.1	226.1	23,365.0	163.3	23,754.4
Consumer Banking
Legacy Consumer Mortgages	15.8	1.7	4.1	21.6	2,923.7	2,523.1	5,468.4
Other Consumer Banking	2.7	0.3	0.4	3.4	1,754.3	5.3	1,763.0
Total Consumer Banking	18.5	2.0	4.5	25.0	4,678.0	2,528.4	7,231.4
Non-Strategic Portfolios	18.8	22.1	33.7	74.6	1,443.4	–	1,518.0
Total	$178.6	$58.8	$88.3	$325.7	$29,486.4	$2,691.7	$32,503.8

(1)	Due to their nature, reverse mortgage loans are included in Current, as they do not have contractual payments due at a specified time.

(2)	PCI loans are written down at acquisition to their fair value using an estimate of cash flows deemed to be collectible. Accordingly, such loans are no longer classified as past due or non-accrual even though they may be contractually past due as we expect to fully collect the new carrying values of these loans.

CIT ANNUAL REPORT 2016    139

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

Finance Receivables on Non-Accrual Status (dollars in millions)

	December 31, 2016			December 31, 2015
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial Banking
Commercial Finance	$156.7	$32.1	$188.8	$120.5	$11.0	$131.5
Real Estate Finance	20.4	–	20.4	3.6	–	3.6
Business Capital	41.7	–	41.7	56.0	–	56.0
Total Commercial Banking	218.8	32.1	250.9	180.1	11.0	191.1
Consumer Banking
Legacy Consumer Mortgages	17.3	–	17.3	4.2	0.6	4.8
Other Consumer Banking	0.1	–	0.1	–	0.4	0.4
Total Consumer Banking	17.4	–	17.4	4.2	1.0	5.2
Non-Strategic Portfolios	–	10.3	10.3	–	56.0	56.0
Total	$236.2	$42.4	$278.6	$184.3	$68.0	$252.3
Repossessed assets and OREO			72.7			123.5
Total non-performing assets			$351.3			$375.8
Commercial loans past due 90 days or more accruing			$7.2			$15.6
Consumer loans past due 90 days or more accruing			24.8			0.2
Total Accruing loans past due 90 days or more			$32.0			$15.8

Payments received on non-accrual financing receivables are generally applied first against outstanding principal, though in certain instances where the remaining recorded investment is deemed fully collectible, interest income is recognized on a cash basis. Reverse mortgages are not included in the non-accrual balances due to the nature of the mortgage product.

Loans in Process of Foreclosure

The table below summarizes the residential mortgage loans in the process of foreclosure and OREO:

(dollars in millions)	December 31, 2016	December 31, 2015
PCI	$201.7	$317.9
Non-PCI	106.3	71.0
Loans in process of foreclosure	$308.0	$388.9
OREO	$69.9	$118.0

Impaired Loans

The Company’s policy is to review for impairment finance receivables greater than $500,000 that are on non-accrual status. Small-ticket loan and lease receivables that have not been modified in a restructuring, as well as short-term factoring receivables, are included (if appropriate) in the reported non-accrual balances above, but are excluded from the impaired finance receivables disclosure below as charge-offs are typically determined and recorded for such loans when they are more than 90 — 150 days past due.

Item 8:  Financial Statements and Supplementary Data

140    CIT ANNUAL REPORT 2016

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

Impaired Loans (dollars in millions)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(3)
December 31, 2016
With no related allowance recorded:
Commercial Banking
Commercial Finance	$54.3	$72.2	$–	$29.5
Business Capital	0.5	1.8	–	5.1
Real Estate Finance	0.7	0.7	–	1.3
With an allowance recorded:
Commercial Banking
Commercial Finance	143.0	146.2	25.5	132.1
Business Capital	6.6	6.6	4.2	8.2
Real Estate Finance	16.7	16.8	4.0	5.2
Total Impaired Loans(1)	221.8	244.3	33.7	181.4
Total Loans Impaired at Acquisition Date(2)	2,349.8	3,440.7	13.6	2,504.4
Total	$2,571.6	$3,685.0	$47.3	$2,685.8
December 31, 2015
With no related allowance recorded:
Commercial Banking
Commercial Finance	$15.4	$22.8	$–	$6.5
Business Capital	6.4	9.7	–	5.9
Real Estate Finance	0.2	0.8	–	0.7
Non-Strategic Portfolios	–	–	–	7.3
With an allowance recorded:
Commercial Banking
Commercial Finance	102.5	112.1	22.7	53.2
Business Capital	9.7	11.8	4.7	5.4
Non-Strategic Portfolios	–	–	–	7.3
Total Impaired Loans(1)	134.2	157.2	27.4	86.3
Total Loans Impaired at Acquisition Date(2)	2,691.7	3,976.7	4.9	1,107.4
Total	$2,825.9	$4,133.9	$32.3	$1,193.7

(1)	Interest income recorded for the years ended December 31, 2016 and December 31, 2015 while the loans were impaired were $1.6 million and $1.5 million, of which $0.6 million and $0.5 million was interest recognized using cash-basis method of accounting for each year, respectively.

(2)	Details of finance receivables that were identified as impaired at the Acquisition Date are presented under Loans Acquired with Deteriorated Credit Quality.

(3)	Average recorded investment for the year ended December 31, 2016 and year ended December 31, 2015.

Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to contractual terms of the agreement. For commercial loans, the Company has established review and monitoring procedures designed to identify, as early as possible, customers that are experiencing financial difficulty. Credit risk is captured and analyzed based on the Company’s internal probability of obligor default (PD) and loss given default (LGD) ratings. A PD rating is determined by evaluating borrower credit-worthiness, including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. An LGD rating is predicated on transaction structure, collateral valuation and related guarantees or recourse. Further, related considerations in determining probability of collection include the following:

-	Instances where the primary source of payment is no longer sufficient to repay the loan in accordance with terms of the loan document;

-	Lack of current financial data related to the borrower or guarantor;

CIT ANNUAL REPORT 2016    141

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-	Delinquency status of the loan;

-	Borrowers experiencing problems, such as operating losses, marginal working capital, inadequate cash flow, excessive financial leverage or business interruptions;

-	Loans secured by collateral that is not readily marketable or that has experienced or is susceptible to deterioration in realizable value; and

-	Loans to borrowers in industries or countries experiencing severe economic instability.

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

Purchased Credit Impaired Loans (dollars in millions)

	December 31, 2016
	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses
Commercial Banking
Commercial Finance	$70.0	$42.7	$2.4
Real Estate Finance	108.1	70.5	4.9
Consumer Banking
Other Consumer Banking	3.7	2.8	–
Legacy Consumer Mortgages	3,258.9	2,233.8	6.3
	$3,440.7	$2,349.8	$13.6

	December 31, 2015
	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses
Commercial Banking
Commercial Finance	$115.5	$69.4	$2.5
Real Estate Finance	160.4	93.9	0.6
Consumer Banking
Other Consumer Banking	6.8	5.3	–
Legacy Consumer Mortgages	3,694.0	2,523.1	1.8
	$3,976.7	$2,691.7	$4.9

Item 8:  Financial Statements and Supplementary Data

142    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31, 2016
(dollars in millions)	Non-criticized	Criticized	Total
Commercial Finance	$5.4	$37.3	$42.7
Real Estate Finance	35.6	34.9	70.5
Total	$41.0	$72.2	$113.2

	December 31, 2015
(dollars in millions)	Non-criticized	Criticized	Total
Commercial Finance	$5.3	$64.1	$69.4
Real Estate Finance	33.0	60.9	93.9
Total	$38.3	$125.0	$163.3

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

Changes in the accretable yield for PCI loans are summarized below:

(dollars in millions)	Year ended December 31, 2015
Balance at August 3, 2015	$1,254.8
Accretion into interest income	(76.2)
Reclassification from non-accretable difference	133.2
Disposals and Other	(12.7)
Balance at December 31, 2015	$1,299.1

Year ended December 31, 2016
Balance at December 31, 2015	$1,299.1
Accretion into interest income	(208.3)
Reclassification from non-accretable difference	213.7
Disposals and Other	(43.1)
Balance at December 31, 2016	$1,261.4

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

If the borrower is determined to be in financial difficulty, then CIT utilizes the following criteria to determine whether a concession has been granted to the borrower:

-	Assets used to satisfy debt are less than CIT’s recorded investment in the receivable

-	Modification of terms — interest rate changed to below market rate

-	Maturity date extension at an interest rate less than market rate

CIT ANNUAL REPORT 2016    143

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-	The borrower does not otherwise have access to funding for debt with similar risk characteristics in the market at the restructured rate and terms

-	Capitalization of interest

-	Increase in interest reserves

-	Conversion of credit to Payment-In-Kind (PIK)

-	Delaying principal and/or interest for a period of three months or more

-	Partial forgiveness of the balance.

Modified loans that meet the definition of a TDR are subject to the Company’s standard impaired loan policy, namely that non-accrual loans in excess of $500,000 are individually reviewed for impairment, while non-accrual loans less than $500,000 are considered as part of homogenous pools and are included in the determination of the non-specific allowance.

We may require some consumer borrowers experiencing financial difficulty to make trial payments generally for a period of three to four months, according to the terms of a planned permanent modification, to determine if they can perform according to those terms. These arrangements represent trial modifications, which we classify and account for as TDRs. While loans are in trial payment programs, their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms. The planned modifications for these arrangements predominantly involve interest rate reductions or other interest rate concessions; however, the exact concession type and resulting financial effect are usually not finalized and do not take effect until the loan is permanently modified. The trial period terms are developed in accordance with our proprietary programs or the U.S. Treasury’s Making Homes Affordable programs for real estate 1-4 family first lien (i.e. Home Affordable Modification Program — HAMP) and junior lien (i.e. Second Lien Modification Program — 2MP) mortgage loans. HAMP expired on December 31, 2016, which was the last day to submit an application.

At December 31, 2016, the loans in trial modification period were $36.4 million under HAMP, $0.1 million under 2MP and $3 million under proprietary programs. Trial modifications with a recorded investment of $38.1 million at December 31, 2016 were accruing loans and $1.4 million were non-accruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.

The recorded investment of TDRs, excluding those classified as PCI, at December 31, 2016 and December 31, 2015, was $82.3 million and $31.0 million, of which 41% and 84%, respectively, were on non-accrual. Commercial Finance and Consumer banking accounted for 85% and 15%, respectively, of the total TDRs at December 31, 2016. At December 31, 2015, Commercial Banking and Consumer banking receivables accounted for 79% and 6%, respectively and the remainder related to NSP. There were $5.4 million and $1.4 million, as of December 31, 2016 and 2015, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

The recorded investment related to modifications qualifying as TDRs that occurred during the years ended December 31, 2016 and 2015 were $80.5 million and $22.4 million, respectively. The recorded investment at the time of default of TDRs that experience a payment default (payment default is one missed payment), during the years ended December 31, 2016 and 2015, and for which the payment default occurred within one year of the modification totaled $11.3 million and $4.3 million, respectively. The December 31, 2016 defaults related to Commercial Banking.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on the 2016 amounts, the overall nature and impact of modification programs were comparable in the prior year.

-	The nature of modifications qualifying as TDR’s based upon recorded investment at December 31, 2016 was comprised of payment deferrals for 12% and covenant relief and/or other for 88%. For December 31, 2015 TDR recorded investment was comprised of payment deferrals for 74% and covenant relief and/or other for 26%.

-	Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods;

-	Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the quarters ended December 31, 2016 and 2015 was not significant;

-	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during the years ended December 31, 2016 and 2015 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs; and

-	The other elements of the Company’s modification programs that are not TDRs, do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

Item 8:  Financial Statements and Supplementary Data

144    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reverse Mortgages

Consumer loans within continuing operations include an outstanding balance of $859.0 million and $897.3 million at December 31, 2016 and December 31, 2015, respectively, related to the reverse mortgage portfolio, of which $769.6 million and $812.6 million at December 31, 2016 and December 31, 2015, respectively, was uninsured. Reverse mortgage loans are contracts in which a homeowner borrows against the equity in their home and receives cash in one lump sum payment, a line of credit or fixed monthly payments for either a specific term or for as long as the homeowner lives in the home, or a combination of these options. Reverse mortgages feature no recourse to the borrower, no required repayment during the borrower’s occupancy of the home (as long as the borrower complies with the terms of the mortgage), and, in the event of foreclosure, a repayment amount cannot exceed the lesser of either the unpaid principal balance of the loan or the proceeds recovered upon sale of the home. The mortgage balance consists of cash advanced, interest compounded over the life of the loan, capitalized mortgage insurance premiums, and other servicing advances capitalized into the loan.

The uninsured reverse mortgage portfolio consists of approximately 1,700 loans with an average borrowers’ age of 83 years old and an unpaid principal balance of $1,027.9 million at December 31, 2016. The uninsured reverse mortgage portfolio consisted of approximately 1,960 loans with an average borrowers’ age of 82 years old and an unpaid principal balance of $1,113.4 million at December 31, 2015. There is currently overcollateralization in the portfolio, as the realizable collateral value (the lower of collectible principal and interest, or estimated value of the home) exceeds the outstanding book balance at December 31, 2016 and 2015.

Reverse mortgage loans were recorded at fair value on the acquisition date. Subsequent to that, we account for uninsured reverse mortgages, which are the vast majority of the total, in accordance with the instructions provided by the staff of the Securities and Exchange Commission (SEC) entitled “Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts.” The remaining amounts are accounted for in accordance with PCI guidance. See Note 1 — Business and Summary of Significant Accounting Policies for further details. To determine the carrying value of these reverse mortgages as of December 31, 2016 and December 31, 2015, the Company used a proprietary model which uses actual cash flow information, actuarially determined mortality assumptions, likelihood of prepayments, and estimated future collateral values (determined by applying externally published market index). In addition, drivers of cash flows include:

-	Mobility rates — We used the actuarial estimates of contract termination using the Society of Actuaries mortality tables, adjusted for expected prepayments and relocations.

-	Home Price Appreciation — Consistent with other projections from various market sources, we use the Moody’s baseline forecast at a regional level to estimate home price appreciation on a loan-level basis.

Estimated Future Advances in Reverse Mortgagors (dollars in millions)

As of December 31, 2016, the Company’s estimated future advances to reverse mortgagors are as follows:

Year Ending:
2017	$13.5
2018	11.2
2019	9.3
2020	7.6
2021	6.2
2022 – 2026	17.0
2027 – 2031	5.2
2032 – 2036	1.3
Thereafter	0.3
Total(1)(2)	$71.6

(1)	This table does not take into consideration cash inflows including payments from mortgagors or payoffs based on contractual terms.

(2)	This table includes the reverse mortgages supported by the Company as a result of the IndyMac loss-share agreements with the FDIC. As of December 31, 2016, the Company is responsible for funding up to a remaining $54.8 million of the total amount. Refer to the Indemnification Asset footnote for more information on this agreement and the Company’s responsibilities toward this reverse mortgage portfolio.

From the acquisition date through December 31, 2016, any changes to the portfolio value as a result of re-estimated cash flows due to changes in actuarial assumptions or actual or expected appreciation or depreciation in property values was immaterial to the portfolio as a whole.

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

CIT ANNUAL REPORT 2016    145

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As servicer of HECM loans, the Company is required to repurchase loans out of the HMBS pool upon completion of foreclosure or once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount. These HECM loans are repurchased at a price equal to the unpaid principal balance outstanding on the loan plus accrued interest. The repurchase transaction represents extinguishment of debt. As a result, the HECM loan basis and accounting methodology (retrospective effective interest) would carry forward. However, if the Company classifies these repurchased loans as AHFS, that classification would result in a new accounting methodology. Loans classified as AHFS are carried at LOCOM pending assignment to the Department of Housing and Urban Development (“HUD”). Loans classified as HFI are not assignable to HUD and are subject to periodic impairment assessment. Although permitted under the GNMA HMBS program, the Company does not conduct optional repurchases upon the loan reaching a maturity event (i.e. borrower’s death or the property ceases to be the borrower’s principal residence).

In the year ended December 31, 2016, the Company repurchased $96.1 million (unpaid principal balance) of additional HECM loans, of which $66.1 million were classified as AHFS and the remaining $30.0 million were classified as HFI. As of December 31, 2016, the Company had an outstanding balance of $122.2 million of HECM loans, of which $32.8 million (unpaid principal balance) is classified as AHFS with a remaining purchase discount of $0.1 million and $68.1 million is classified as HFI accounted for as PCI loans with an associated remaining purchase discount of $9.1 million. Serviced loans also include $30.4 million that are classified as HFI, which are accounted for under the effective yield method, with no remaining purchase discount.

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

Item 8:  Financial Statements and Supplementary Data

146    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Allowance for Loan Losses and Recorded Investment in Finance Receivables (dollars in millions)

	Commercial Banking	Consumer Banking	Non-Strategic Portfolios	Corporate and Other	Total
Year Ended December 31, 2016
Balance – December 31, 2015	$336.8	$10.2	$–	$–	$347.0
Provision for credit losses	183.1	11.7	(0.1)	–	194.7
Other(1)	0.2	2.0	–	–	2.2
Gross charge-offs(2)	(133.8)	(2.8)	–	–	(136.6)
Recoveries	22.1	3.1	0.1	–	25.3
Balance – December 31, 2016	$408.4	$24.2	$–	$–	$432.6
Allowance balance at December 31, 2016
Loans individually evaluated for impairment	$33.7	$–	$–	$–	$33.7
Loans collectively evaluated for impairment	367.4	17.9	–	–	385.3
Loans acquired with deteriorated credit quality(3)	7.3	6.3	–	–	13.6
Allowance for loan losses	$408.4	$24.2	$–	$–	$432.6
Other reserves(1)	$43.6	$0.1	$–	$–	$43.7
Finance receivables at December 31, 2016
Loans individually evaluated for impairment	$221.8	$–	$–	$–	$221.8
Loans collectively evaluated for impairment	22,227.3	4,737.0	–	–	26,964.3
Loans acquired with deteriorated credit quality(3)	113.2	2,236.6	–	–	2,349.8
Ending balance	$22,562.3	$6,973.6	$–	$–	$29,535.9
Percent of loans to total loans	76.4%	23.6%	–	–	100%
Year Ended December 31, 2015
Balance – December 31, 2014	$296.7	$–	$37.5	$–	$334.2
Provision for credit losses	143.7	8.7	6.2	–	158.6
Other(1)	(8.2)	1.7	(2.7)	–	(9.2)
Gross charge-offs(2)	(113.0)	(1.3)	(50.8)	–	(165.1)
Recoveries	17.6	1.1	9.8	–	28.5
Balance – December 31, 2015	$336.8	$10.2	$–	$–	$347.0
Allowance balance at December 31, 2015
Loans individually evaluated for impairment	$27.4	$–	$–	$–	$27.4
Loans collectively evaluated for impairment	306.2	8.4	–	–	314.6
Loans acquired with deteriorated credit quality(3)	3.2	1.8	–	–	5.0
Allowance for loan losses	$336.8	$10.2	$–	$–	$347.0
Other reserves(1)	$43.0	$0.1	$–	$–	$43.1
Finance receivables at December 31, 2015
Loans individually evaluated for impairment	$134.2	$–	$–	$–	$134.2
Loans collectively evaluated for impairment	23,034.9	4,657.9	–	–	27,692.8
Loans acquired with deteriorated credit quality(3)	163.3	2,528.4	–	–	2,691.7
Ending balance	$23,332.4	$7,186.3	$–	$–	$30,518.7
Percentage of loans to total loans	76.5%	23.5%	–	–	100%

(1)	“Other reserves” represents credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other liabilities. “Other” also includes allowance for loan losses associated with loan sales and foreign currency translations.

(2)	Gross charge-offs of amounts specifically reserved in prior periods included $35.8 million and $21.3 million charged directly to the Allowance for loan losses for the years ended December 31, 2016 and December 31, 2015, respectively. The current year charge offs related to Commercial Banking for all periods. The prior year charge offs related to Commercial banking and Non-Strategic Portfolio.

(3)	Represents loans considered impaired as part of the OneWest transaction and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

CIT ANNUAL REPORT 2016    147

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

No indemnification asset was recognized in connection with the First Federal Transaction and an insignificant indemnification asset balance was associated with the La Jolla Transaction. Below provides the carrying value of the recognized indemnification assets and related receivable/payable balance with the FDIC associated with indemnified losses under the IndyMac Transaction.

Indemnification Assets — IndyMac Transaction (dollars in millions)

	Years Ended December 31,
	2016	2015
Loan indemnification(1)	$223.0	$332.9
Reverse mortgage indemnification	10.4	10.3
Agency claims indemnification(2)	108.0	65.6
Total	$341.4	$408.8
Receivable with (Payable to) the FDIC	$12.7	$18.6

(1)	As of December 31, 2016, the carrying value of the loan indemnification decreased by $115.6 million from December 31, 2015, which comprised of $85.3 million in claim submissions filed with the FDIC during the period and $30.3 million in other (yield and provision for credit losses adjustments).

(2)	As of December 31, 2016, the carrying value of the agency claims indemnification increased by $42.4 million, which is primarily attributable to an increase in the amount of servicing-related obligations covered by the loss share agreement related to reverse mortgage loans.

The amount of net amortization recognized on the indemnification asset from the IndyMac Transaction was $21.9 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively.

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

Single Family Residential (SFR) Mortgage Loan Indemnification Asset

The FDIC indemnifies the Company against certain credit losses on SFR mortgage loans based on specified thresholds. Prior to the OneWest acquisition, the cumulative losses of the SFR portfolio exceeded the First Loss Tranche ($2.551 billion) with the excess losses reimbursed 80% by the FDIC. As of December 31, 2016, the Company projects the cumulative losses will reach the final loss threshold of “meets or exceeds stated threshold” ($3.826 billion) in December 2017 at which time the excess losses will be reimbursed 95% by the FDIC.

Item 8:  Financial Statements and Supplementary Data

148    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the submission of qualifying losses (net of recoveries) for reimbursement from the FDIC since inception of the loss share agreement as of December 31, 2016 and 2015, respectively:

Submission of Qualifying Losses for Reimbursement (dollars in millions)

	December 31, 2016	December 31, 2015
Unpaid principal balance	$3,832.1	$4,372.8
Cumulative losses incurred	3,727.8	3,623.4
Cumulative claims	3,722.9	3,608.4
Cumulative reimbursement	893.7	802.6

Reverse Mortgage Indemnification Asset

The FDIC indemnifies the Company against losses on the first $200.0 million of funds advanced post March 2009, and to fund any advances above $200.0 million.

As of December 31, 2016 and 2015, $145.2 million and $152.4 million, respectively, had been advanced on the reverse mortgage loans post March 2009. Prior to the OneWest Transaction, the cumulative loss submissions and reimbursements totaled $1.8 million from the FDIC. From August 3, 2015 (the date of OneWest Transaction) through December 31, 2016, the Company was reimbursed $1.4 million from the FDIC for the cumulative losses incurred.

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

The Company had no submitted claims from acquisition date through December 31, 2016. Prior to the OneWest acquisition, the cumulative loss submissions and reimbursements totaled $5.7 million from the FDIC to cover third party claims made by the Agencies for SFR loans. During the fourth quarter of 2016, the Company and the FDIC resolved the selling and servicing-related obligations of IndyMac for SFR mortgage loans with one of the Agencies, Fannie Mae and the Company released the FDIC from its indemnification obligation to CIT with respect to the settled loans.

Reverse mortgage loans sold to the Agencies

The FDIC indemnifies the Company through March 2019 for third party claims made by the Agencies relating to any liabilities or obligations imposed on the seller of HECM loans acquired by the Agencies from IndyMac resulting from servicing errors or servicing obligations prior to March 2009.

The Company had submitted $0.2 million in claims from acquisition date through December 31, 2016. Prior to the OneWest Transaction, the cumulative loss submissions totaled $11.2 million and reimbursements totaled $10.7 million from the FDIC to cover third party claims made by the Agencies for reverse mortgage loans.

First Federal Transaction

The FDIC agreed to indemnify the Company against certain losses on SFR and commercial HFI loans based on established thresholds.

As of December 31, 2016, the loss share agreements covering the SFR mortgage loans remain in effect (expiring in December 2019) while the agreement covering commercial loans expired (in December 2014). However, pursuant to the terms of the shared-loss agreement, the loss recovery provisions for commercial loans extend for three years past the expiration date (December 2017). The loss thresholds apply to the covered loans collectively. Pursuant to the loss share agreement, the first $932 million (First Loss Tranche) of cumulative losses are borne by the Company without reimbursement by the FDIC.

CIT ANNUAL REPORT 2016    149

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the submission of qualifying losses for reimbursement from the FDIC since inception of the loss share agreement:

Submission of Qualifying Losses for Reimbursement (dollars in millions)

	December 31, 2016
	SFR	Commercial(1)	Total
Unpaid principal balance	$1,237.1	$–	$1,237.1
Cumulative losses incurred	416.6	9.0	425.6
Cumulative claims	416.4	9.0	425.4
Cumulative reimbursement	–	–	–

	December 31, 2015
	SFR	Commercial(1)	Total
Unpaid principal balance	$1,456.8	$–	$1,456.8
Cumulative losses incurred	408.5	9.0	417.5
Cumulative claims	407.2	9.0	416.2
Cumulative reimbursement	–	–	–

(1)	Due to the expiration of the loss share agreement covering commercial loans in December 2014, the outstanding unpaid principal balance eligible for reimbursement is zero. As provided by the loss share agreement, the loss recoveries for commercial loans extend for three years from expiration date (December 2017). As such, the cumulative losses incurred, claim submissions and reimbursements for commercial loans are reduced by the reported recoveries.

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

As of December 31, 2016, the loss share agreement covering the SFR mortgage loans remain in effect (expiring in February 2020) while the agreement covering commercial loans expired (in March 2015). However, pursuant to the terms of the loss share agreement, the loss recovery provisions for commercial loans extend for three years past the expiration date (March 2018). The loss thresholds apply to the covered loans collectively. Pursuant to the loss share agreement, the Company’s cumulative losses since the acquisition date by OneWest Bank are reimbursed by the FDIC at 80% until the stated threshold ($1.007 billion) is met.

The following table summarizes the submission of cumulative qualifying losses for reimbursement from the FDIC since inception of the loss share agreement:

Submission of Qualifying Losses for Reimbursement (dollars in millions)

	December 31, 2016
	SFR	Commercial(1)	Total
Unpaid principal balance	$68.8	$–	$68.8
Cumulative losses incurred	56.3	351.8	408.1
Cumulative claims	56.3	351.8	408.1
Cumulative reimbursement	45.0	281.4	326.4

	December 31, 2015
	SFR	Commercial(1)	Total
Unpaid principal balance	$89.3	$–	$89.3
Cumulative losses incurred	56.2	359.5	415.7
Cumulative claims	56.2	359.5	415.7
Cumulative reimbursement	45.0	287.6	332.6

(1)	Due to the expiration of the loss share agreement covering commercial loans in March 2015, the outstanding unpaid principal balance eligible for reimbursement is zero. As provided by the loss share agreement, the loss recoveries for commercial loans extend for three years from expiration date (March 2018). As such, the cumulative losses incurred, claim submissions and reimbursements for commercial loans are reduced by the reported recoveries.

Item 8:  Financial Statements and Supplementary Data

150    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As part of the loss share agreement with La Jolla, the Company is required to make a true-up payment to the FDIC in the event that losses do not exceed a specified level by the tenth anniversary of the agreement (February 2020). The Company currently expects that such payment will be required based upon its forecasted loss estimates for the La Jolla portfolio as the actual and estimated cumulative losses of the acquired covered assets are projected to be lower than the cumulative losses. As of December 31, 2016 and 2015, an obligation of $61.9 million and $56.9 million, respectively, has been recorded as a FDIC true-up liability for the contingent payment measured at estimated fair value. Refer to Note 13 — Fair Value for further discussion.

NOTE 6 — OPERATING LEASE EQUIPMENT

The following table provides the net book value (net of accumulated depreciation of $0.9 billion at December 31, 2016 and $0.7 billion at December 31, 2015) of operating lease equipment, by equipment type.

Operating Lease Equipment (dollars in millions)

	December 31, 2016	December 31, 2015
Railcars and locomotives	$7,116.5	$6,591.9
Other equipment	369.6	259.8
Total(1)	$7,486.1	$6,851.7

(1)	Includes equipment off-lease of $823.5 million and $493.2 million at December 31, 2016 and 2015, respectively, primarily consisting of rail assets.

The following table presents future minimum lease rentals due on non-cancelable operating leases at December 31, 2016. Excluded from this table are variable rentals calculated on asset usage levels, re-leasing rentals, and expected sales proceeds from remarketing equipment at lease expiration, all of which are components of operating lease profitability.

Minimum Lease Rentals Due (dollars in millions)

Years Ended December 31,
2017	$787.3
2018	595.4
2019	389.0
2020	238.1
2021	129.6
Thereafter	147.4
Total	$2,286.8

NOTE 7 — INVESTMENT SECURITIES

Investments include debt and equity securities. The Company’s debt securities include residential mortgage-backed securities (“MBS”), U.S. Government Agency securities, U.S. Treasury securities, and supranational and foreign government securities. Equity securities include common stock and warrants, along with restricted stock in the FHLB and FRB.

Investment Securities (dollars in millions)

	December 31, 2016	December 31, 2015
Available-for-sale securities
Debt securities	$3,674.1	$2,007.8
Equity securities	34.1	14.3
Held-to-maturity securities
Debt securities(1)	243.0	300.1
Securities carried at fair value with changes recorded in net income
Debt securities	283.5	339.7
Non-marketable investments(2)	256.4	291.8
Total investment securities	$4,491.1	$2,953.7

(1)	Recorded at amortized cost.

(2)	Non-marketable investments include securities of the FRB and FHLB carried at cost of $239.7 million at December 31, 2016 and $263.5 million at December 31, 2015. The remaining non-marketable investments include ownership interests greater than 3% in limited partnership investments that are accounted for under the equity method, other investments carried at cost, which include qualified Community Reinvestment Act (CRA) investments, equity fund holdings and shares issued by customers during loan work out situations or as part of an original loan investment, totaling $16.7 million and $28.3 million at December 31, 2016 and December 31, 2015, respectively.

Realized investment gains totaled $29.3 million, $8.1 million, and $38.8 million for the years ended 2016, 2015, and 2014, respectively. In addition, the Company maintained $5.6 billion and $6.7 billion of interest bearing deposits at December 31, 2016 and December 31, 2015, respectively, which are cash equivalents and are classified separately on the balance sheet.

CIT ANNUAL REPORT 2016    151

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Year Ended December 31,
	2016	2015	2014
Interest income — investments / reverse repos	$82.1	$43.7	$14.1
Interest income — interest bearing deposits	33.1	17.1	17.7
Dividends — investments	16.7	10.4	3.7
Total interest and dividends	$131.9	$71.2	$35.5

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities AFS.

Debt Securities AFS — Amortized Cost and Fair Value (dollars in millions)

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities AFS
Mortgage-backed Securities
U.S. government agency securities	$2,073.6	$1.6	$(32.3)	$2,042.9
Non-agency securities	471.7	15.6	(1.8)	485.5
U.S. government agency obligations	649.9	–	(3.9)	646.0
U.S. Treasury securities	299.9	–	(0.4)	299.5
Supranational and foreign government securities	200.2	–	–	200.2
Total debt securities AFS	3,695.3	17.2	(38.4)	3,674.1
Equity securities AFS	35.0	–	(0.9)	34.1
Total securities AFS	$3,730.3	$17.2	$(39.3)	$3,708.2
December 31, 2015
Debt securities AFS
Mortgage-backed Securities
U.S. government agency securities	$148.4	$–	$(0.9)	$147.5
Non-agency securities	573.9	0.4	(7.2)	567.1
U.S. government agency obligations	996.8	–	(3.7)	993.1
U.S. Treasury securities	–	–	–	–
Supranational and foreign government securities	300.1	–	–	300.1
Total debt securities AFS	2,019.2	0.4	(11.8)	2,007.8
Equity securities AFS	14.4	0.1	(0.2)	14.3
Total securities AFS	$2,033.6	$0.5	$(12.0)	$2,022.1

Item 8:  Financial Statements and Supplementary Data

152    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the debt securities AFS by contractual maturity dates:

Securities AFS — Maturities (dollars in millions)

	December 31, 2016
	Amortized Cost	Fair Value	Weighted Average Yields
Mortgage-backed securities — U.S. government agency securities
After 5 but within 10 years	$55.1	$54.2	1.56%
Due after 10 years	2,018.5	1,988.7	2.45%
Total	2,073.6	2,042.9	2.43%
Mortgage-backed securities — non agency securities
After 5 but within 10 years	22.3	21.7	4.93%
Due after 10 years	449.4	463.8	5.88%
Total	471.7	485.5	5.84%
U.S. government agency obligations
After 1 but within 5 years	649.9	646.0	1.22%
Total	649.9	646.0	1.22%
U.S. Treasury Securities
Due within 1 year	200.1	200.1	0.36%
After 1 but within 5 years	99.8	99.4	0.93%
Total	299.9	299.5	0.55%
Supranational and foreign government securities
Due within 1 year	200.2	200.2	0.36%
Total	200.2	200.2	0.36%
Total debt securities available-for-sale	$3,695.3	$3,674.1	2.38%

The following table summarizes the gross unrealized losses and estimated fair value of AFS securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position.

Securities AFS — Estimated Unrealized Losses (dollars in millions)

	December 31, 2016
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$1,589.6	$(31.8)	$13.8	$(0.5)
Non-agency securities	56.5	(1.4)	15.8	(0.4)
U.S. government agency obligations	546.1	(3.9)	–	–
U.S. Treasury Securities	299.5	(0.4)	–	–
Total debt securities AFS	2,491.7	(37.5)	29.6	(0.9)
Equity securities AFS	34.1	(0.9)	–	–
Total securities available-for-sale	$2,525.8	$(38.4)	$29.6	$(0.9)

	December 31, 2015
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$147.0	$(0.9)	$–	$–
Non-agency securities	495.5	(7.2)	–	–
U.S. government agency obligations	943.0	(3.7)	–	–
Total debt securities AFS	1,585.5	(11.8)	–	–
Equity securities AFS	0.2	(0.2)	–	–
Total securities available-for-sale	$1,585.7	$(12.0)	$–	$–

CIT ANNUAL REPORT 2016    153

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in the accretable yield for PCI securities are summarized below:

Changes in Accretable Yield (dollars in millions)

Year Ended December 31, 2016
Beginning Balance	$189.0
Accretion into interest income	(29.2)
Reclassifications from non-accretable difference due to increasing cash flows	4.7
Reclassifications to non-accretable difference due to decreasing cash flows	0.5
Balance at December 31, 2016	$165.0

Year Ended December 31, 2015
Beginning Balance	$204.4
Accretion into interest income	(13.5)
Reclassifications to non-accretable difference due to decreasing cash flows	(1.7)
Disposals and Other	(0.2)
Balance at December 31, 2015	$189.0

The estimated fair value of PCI securities was $478.9 million and $559.6 million with a par value of $615.2 million and $717.1 million as of December 31, 2016 and December 31, 2015, respectively.

Securities Carried at Fair Value with Changes Recorded in Net Income

Securities carried at fair value with changes recorded in net income are presented in the following tables.

Securities Carried at Fair Value with changes Recorded in Net Income (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Mortgage-backed Securities — Non-agency	$277.5	$6.7	$(0.7)	$283.5
Total Securities Carried at Fair Value with Changes Recorded in Net Income	$277.5	$6.7	$(0.7)	$283.5

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2015
Mortgage-backed Securities — Non-agency	$343.8	$0.3	$(4.4)	$339.7
Total Securities Carried at Fair Value with Changes Recorded in Net Income	$343.8	$0.3	$(4.4)	$339.7

Item 8:  Financial Statements and Supplementary Data

154    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities Carried at Fair Value with changes Recorded in Net Income — Amortized Cost and Fair Value Maturities (dollars in millions)

	December 31, 2016
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — Non agency
After 5 but within 10 years	$0.3	$0.3	41.82%
Due after 10 years	277.2	283.2	4.89%
Total	$277.5	$283.5	4.93%

Debt Securities Held-to-Maturity

The carrying value and fair value of securities HTM at December 31, 2016 and December 31, 2015 were as follows:

Debt Securities HTM — Carrying Value and Fair Value (dollars in millions)

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Mortgage-backed securities
U.S. government agency securities	$110.0	$0.7	$(3.3)	$107.4
State and municipal	27.7	–	(0.5)	27.2
Foreign government	2.4	–	–	2.4
Corporate — foreign	102.9	6.2	–	109.1
Total debt securities held-to-maturity	$243.0	$6.9	$(3.8)	$246.1
December 31, 2015
Mortgage-backed securities
U.S. government agency securities	$147.2	$1.1	$(2.6)	$145.7
State and municipal	37.1	–	(1.6)	35.5
Foreign government	13.5	–	–	13.5
Corporate — foreign	102.3	4.5	–	106.8
Total debt securities held-to-maturity	$300.1	$5.6	$(4.2)	$301.5

The following table presents the debt securities HTM by contractual maturity dates:

Debt Securities HTM — Amortized Cost and Fair Value Maturities (dollars in millions)

	December 31, 2016
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government agency securities
Due after 10 years	$110.0	$107.4	2.52%
Total	110.0	107.4	2.52%
State and municipal
Due within 1 year	0.5	0.5	2.09%
After 1 but within 5 years	0.5	0.5	2.46%
After 5 but within 10 years	0.5	0.5	2.70%
Due after 10 years	26.2	25.7	2.30%
Total	27.7	27.2	2.31%
Foreign government
Due within 1 year	2.4	2.4	2.43%
Total	2.4	2.4	2.43%
Corporate — Foreign securities
After 1 but within 5 years	102.9	109.1	4.35%
Total	102.9	109.1	4.35%
Total debt securities held-to-maturity	$243.0	$246.1	3.27%

CIT ANNUAL REPORT 2016    155

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Securities HTM — Estimated Unrealized Losses (dollars in millions)

	December 31, 2016
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities HTM
Mortgage-backed securities
U.S. government agency securities	$68.2	$(1.7)	$26.7	$(1.6)
State and municipal	3.8	(0.1)	22.4	(0.4)
Total securities held-to-maturity	$72.0	$(1.8)	$49.1	$(2.0)

	December 31, 2015
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities HTM
Mortgage-backed securities
U.S. government agency securities	$62.2	$(0.9)	$40.7	$(1.7)
State and municipal	3.1	(0.1)	28.2	(1.5)
Total securities held-to-maturity	$65.3	$(1.0)	$68.9	$(3.2)

Other Than Temporary Impairment

As discussed in Note 1 — Business and Summary of Significant Accounting Policies, the Company conducted and documented its periodic review of all securities with unrealized losses, which it performs to evaluate whether the impairment is other than temporary.

For PCI securities, management determined certain PCI securities with unrealized losses were deemed credit-related and recognized OTTI credit-related losses of $3.3 million and $2.8 million as permanent write-downs for the year ended December 31, 2016 and December 31, 2015, respectively. There were no PCI securities in 2014.

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

Item 8:  Financial Statements and Supplementary Data

156    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — OTHER ASSETS

The following table presents the components of other assets.

Other Assets (dollars in millions)

	December 31, 2016	December 31, 2015
Tax credit investments and investments in unconsolidated subsidiaries(1)	$220.2	$174.6
Current and deferred federal and state tax assets(2)	201.3	1,212.4
Property, furniture and fixtures	191.1	196.3
Fair value of derivative financial instruments	111.2	140.7
Other real estate owned and repossessed assets	72.7	123.5
Tax receivables, other than income taxes	50.7	97.2
Other counterparty receivables	42.8	59.0
Other(3)(4)	350.4	465.2
Total other assets	$1,240.4	$2,468.9

(1)	Included in this balance are affordable housing investments of $151.3 million and $108.4 million as of December 31, 2016 and December 31, 2015, respectively that provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. As a limited partner, the Company has no significant influence over the operations. In 2016 and 2015, the Company recognized pre-tax losses of $12.1 million and $5.2 million, respectively related to these affordable housing investments. In addition, the Company recognized total tax benefits of $20.6 million and $8.7 million, respectively which included tax credits of $15.9 million and $6.7 million recorded in income taxes. The Company is periodically required to provide additional financial support during the investment period. The Company’s liability for these unfunded commitments was $62.3 million and $15.7 million at December 31, 2016 and December 31, 2015, respectively. See Note 10 — Borrowings.

(2)	The decrease is primarily due to the establishment of $847 million deferred tax liabilities related to the change in assertion with respect to indefinite reinvestment of foreign earnings related to the Commercial Air business. See Note 19 — Income Taxes.

(3)	Other includes executive retirement plan and deferred compensation, other deferred charges, prepaid expenses, accrued interest and dividends, and other miscellaneous assets.

(4)	Other also includes servicing advances. In connection with the OneWest Transaction, the Company acquired the servicing obligations for residential mortgage loans. As of December 31, 2016 and December 31, 2015, the loans serviced for others total $15.6 billion and $17.4 billion for reverse mortgage loans and $55.1 million and $87.4 million for single family mortgage loans, respectively.

NOTE 9 — DEPOSITS

The following table presents detail on the type, maturities and weighted average interest rates of deposits.

Deposits (dollars in millions)

	December 31, 2016		December 31, 2015
Deposits Outstanding	$32,304.3		$32,761.4
Weighted average contractual interest rate	1.19%		1.26%
Weighted average remaining number of days to maturity(1)	641	days	864	days

(1)	Excludes deposit balances with no stated maturity.

	Year Ended December 31, 2016	Year Ended December 31, 2015
Daily average deposits	$32,628.4	$23,223.0
Maximum amount outstanding	33,209.9	32,868.5
Weighted average contractual interest rate for the year	1.23%	1.46%

CIT ANNUAL REPORT 2016    157

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides further detail of deposits.

Deposits — Rates and Maturities (dollars in millions)

	December 31, 2016
	Amount	Average Rate
Deposits – no stated maturity
Non-interest-bearing checking	$1,255.6	–
Interest-bearing checking	3,251.8	0.54%
Money market	6,593.3	0.85%
Savings	4,303.0	0.88%
Other	162.0	NM
Total checking and savings deposits	15,565.7
Certificates of deposit, remaining contractual maturity:
Within one year	8,659.6	1.14%
One to two years	2,673.2	1.42%
Two to three years	2,072.3	2.27%
Three to four years	1,555.8	2.27%
Four to five years	628.2	2.41%
Over five years	1,139.9	3.27%
Total certificates of deposit	16,729.0
Purchase accounting adjustments	9.6
Total Deposits	$32,304.3	–

NM Not meaningful — includes certain deposits such as escrow accounts, security deposits, and other similar accounts.

The following table presents the maturity profile of other time deposits with a denomination of $100,000 or more.

Certificates of Deposit $100,000 or More (dollars in millions)

	December 31, 2016	December 31, 2015
U.S. certificates of deposits:
Three months or less	$1,725.4	$1,476.5
After three months through six months	1,902.6	1,462.6
After six months through twelve months	2,907.7	2,687.2
After twelve months	7,013.4	9,245.8
Total	$13,549.1	$14,872.1

NOTE 10 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings(1) (dollars in millions)

	December 31, 2016			December 31, 2015
	CIT Group Inc.	Subsidiaries	Total	Total
Senior Unsecured	$10,599.0	$–	$10,599.0	$10,636.3
Secured borrowings:
Structured financings	–	1,925.7	1,925.7	2,596.4
FHLB advances	–	2,410.8	2,410.8	3,117.6
Total Borrowings	$10,599.0	$4,336.5	$14,935.5	$16,350.3

(1)	December 31, 2015 balances for Senior Unsecured and Structured Financing were adjusted to include deferred debt issuance costs of $41.4 million and $10.0 million, respectively, compared to balances presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, upon adoption and in accordance with the provision in ASU 2015-03. Previously these amounts were included in other assets.

Item 8:  Financial Statements and Supplementary Data

158    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes contractual maturities of borrowings outstanding, which excludes PAA discounts, original issue discounts, and FSA discounts.

Contractual Maturities — Borrowings as of December 31, 2016 (dollars in millions)

	2017	2018	2019	2020	2021	Thereafter	Contractual Maturities
Senior unsecured notes	$1,978.6	$3,115.9	$2,750.0	$750.0	$–	$2,051.4	$10,645.9
Structured financings	328.1	281.4	787.2	68.8	61.1	411.9	1,938.5
FHLB advances	15.0	1,150.0	1,245.5	–	–	–	2,410.5
	$2,321.7	$4,547.3	$4,782.7	$818.8	$61.1	$2,463.3	$14,994.9

Unsecured Borrowings

Second Amended and Restated Revolving Credit Facility

On February 17, 2016, the Company entered into a Second Amended and Restated Revolving Credit Facility, which amended the Company’s existing revolving credit facility. See Note 31 — Subsequent Events. The following information was in effect at December 31, 2016.

There were no outstanding borrowings under the Second Amended and Restated Revolving Credit and Guaranty Agreement (the “Revolving Credit Facility”) at December 31, 2016 and December 31, 2015. The amount available to draw upon at December 31, 2016 was approximately $1.4 billion, with the remaining amount of approximately $0.1 billion being utilized for issuance of letters of credit to customers.

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

The Revolving Credit Facility is unsecured and is guaranteed by nine of the Company’s domestic operating subsidiaries. The facility was amended in February 2016 to extend the final maturity date of the lenders’ commitments and modify the applicable margin, which depends on the Company’s long-term senior unsecured, non-credit enhanced debt rating used to calculate the interest rate for LIBOR Rate and Base Rate loans. The applicable required minimum guarantor asset coverage ratio ranges from 1.0:1.0 to 1.5: 1.0 and was 1.375: 1.0 at December 31, 2016. The amendment also added Fitch Ratings Ltd. as a provider of the Company’s long-term senior unsecured, non-credit enhanced debt rating.

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

Senior Unsecured Notes

The following tables present the principal amounts by maturity date.

Senior Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
May 2017	5.000%	May 2012	$252.8
August 2017	4.250%	August 2012	1,725.8
March 2018	5.250%	March 2012	1,465.0
April 2018	6.625%	March 2011	695.0
May 2018(1)	5.000%	December 2016	955.9
February 2019	5.500%	February 2012	1,750.0
February 2019	3.875%	February 2014	1,000.0
May 2020	5.375%	May 2012	750.0
August 2022	5.000%	August 2012	1,250.0
August 2023	5.000%	August 2013	750.0
Weighted average rate and total	5.02%		$10,594.5

(1)	Reflects amounts tendered and exchanged to extend maturity of notes originally issued in May 2012 by one year.

In December 2016, CIT commenced an offer to exchange (the “Exchange Offer”) any and all of its $1.2 billion outstanding 5.00% Senior Unsecured Notes due May 2017 (the “Old Notes”) for its newly issued 5.00% Senior Unsecured Notes due 2018 (the “New Notes”). The New Notes will mature on May 15, 2018, which is one year later than the maturity of the Old Notes. The New Notes will have the same interest rate, ranking and covenants as the Old Notes. Commencing on May 15, 2017, the New

CIT ANNUAL REPORT 2016    159

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes will be redeemable at the Company’s option at 100.50% of the principal amount of the New Notes. Approximately $956 million of the aggregate principal amount of outstanding Old Notes were validly tendered and exchanged as of December 31, 2016.

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

Secured Borrowings

At December 31, 2016 the Company had pledged assets (including collateral for the FRB discount window) of $13.1 billion, which included $11.5 billion of loans (including amounts held for sale), $1.3 billion of operating lease assets, $0.2 billion of cash and $0.1 billion of investment securities.

FHLB Advances

As a member of the FHLB of San Francisco, CIT Bank can access financing based on an evaluation of its creditworthiness, statement of financial position, size and eligibility of collateral. The interest rates charged by the FHLB for advances typically vary depending upon maturity, the cost of funds of the FHLB, and the collateral provided for the borrowing and the advances are secured by certain Bank assets and bear either a fixed or floating interest rate. The FHLB advances are collateralized by a variety of consumer and commercial loans and leases, including SFR mortgage loans, reverse mortgage loans, multi-family mortgage loans, commercial real estate loans, certain foreclosed properties and certain amounts receivable under a loss sharing agreement with the FDIC, commercial loans, leases and/or equipment.

As of December 31, 2016, the Company had $5.5 billion of financing availability with the FHLB, of which $2.3 billion was unused and available, and $0.8 million was being used for issuance of letters of credit. FHLB Advances as of December 31, 2016, have a weighted average rate of 1.18%. The following table includes the outstanding FHLB Advances, and respective pledged assets.

FHLB Advances with Pledged Assets Summary (dollars in millions)

	December 31, 2016		December 31, 2015
	FHLB Advances	Pledged Assets	FHLB Advances	Pledged Assets
Total	$2,410.8	$6,389.7	$3,117.6	$6,783.1

Structured Financings

Set forth in the following table are amounts primarily related to and owned by consolidated VIEs. Creditors of these VIEs received ownership and/or security interests in the assets. These entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. Structured financings as of December 31, 2016, had a weighted average rate of 3.39%, which ranged from 0.85% to 5.74%.

Structured Financings and Pledged Assets Summary(1) (dollars in millions)

	December 31, 2016		December 31, 2015
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Business Capital(2)	$949.8	$2,608.0	$1,128.6	$2,434.1
Rail(3)(4)	860.1	1,327.5	917.0	1,344.4
Commercial Finance	–	0.2	–	0.2
Subtotal — Commercial Banking	1,809.9	3,935.7	2,045.6	3,778.7
Non-Strategic Portfolios(3)	115.8	212.6	550.8	734.2
Total	$1,925.7	$4,148.3	$2,596.4	$4,512.9

(1)	As part of our liquidity management strategy, the Company pledges assets to secure financing transactions (which include securitizations), and for other purposes as required or permitted by law while CIT Bank also pledges assets to secure borrowings from the FHLB and access the FRB discount window.

(2)	In 2016, the Company established a $1 billion, three-year asset-based lending facility in support of its factoring business in Business Capital. The 2016 secured borrowings and pledged assets include balances under this facility.

(3)	Management identified $8 million and $22 million of errors related to Rail and Non-Strategic Portfolios pledged assets, respectively, at December 31, 2015, which were revised.

(4)	At December 31, 2016, the TRS Transactions related borrowings and pledged assets, respectively, of $528.7 million and $838.3 million were included in Commercial Banking. The TRS Transactions are described in Note 11 — Derivative Financial Instruments.

Not included in the above are liabilities of discontinued operations at December 31, 2016, and 2015, of $1,571.0 million and $2,532.2 million of secured borrowings, respectively. See Note 2 — Acquisitions and Discontinued Operations. During

Item 8:  Financial Statements and Supplementary Data

160    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

February 2017, the Company repaid secured debt related to Commercial Air. See Note 31 — Subsequent Events for additional detail.

Going Concern

In accordance with the guidance provided by ASU No. 2014 – 15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which become effective for the Company at year-end 2016, CIT considered relevant events and conditions up to and within one year from the issuance date of the financial statements, to determine if conditions exist, or will exist, that would give rise to “substantial doubt” as defined by the standard, about the Company’s ability to meet its obligations and ability to continue as a going concern.

Given this standard requires a Company to disclose when it would not be able to meet its obligations, absent a management action, within one year from the filing date of these financials, management evaluated the impact of the Commercial Air sale transaction on this disclosure. Specifically, the Commercial Air sale is targeted to close by the end of the first quarter of 2017; therefore, the Company has refrained from taking actions to refinance or extend certain future unsecured debt maturities since, in connection with the sale, the Company has announced plans to return up to $3.3 billion of capital to shareholders and repurchase or redeem approximately $6 billion of unsecured debt. In the event that the Commercial Air transaction does not close in the anticipated timeline, CIT has contingency plans that include drawing on its existing revolving credit facility, issuing additional unsecured debt, entering into exchange offers to extend the maturity of existing debt, and/or taking other actions as needed. The Company believes that these plans are probable and would sufficiently mitigate any adverse conditions.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight, borrowings. The borrowing capacity is determined by the FRB based on the collateral pledged.

There were no outstanding borrowings with the FRB Discount Window as of December 31, 2016, or December 31, 2015.

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

As a result of the OneWest Transaction, the Company has certain contractual obligations related to the HECM loans and the GNMA HMBS securitizations. The Company, as servicer of these HECM loans, is currently obligated to fund future borrower advances, which include fees paid to taxing authorities for borrowers’ unpaid taxes and insurance, mortgage insurance premiums and payments made to borrowers for line of credit draws on HECM loans. In addition, the Company capitalizes the servicing fees and interest income earned and is obligated to fund guarantee fees associated with the GNMA HMBS. The Company periodically pools and securitizes certain of these funded advances through issuance of HMBS to third-party security holders, which did not qualify for sale accounting and rather, are treated as financing transactions. As a financing transaction, the HECM loans and related proceeds from the issuance of the HMBS recognized as secured borrowings remain on the Company’s Consolidated Balance Sheet. Due to the Company’s planned exit of third party servicing, HECM loans of $374.0 million and $449.5 million were included in Assets of discontinued operations and the associated secured borrowing of $366.4 million and $440.6 million (including an unamortized premium balances of $8.1 million and $13.2 million) were included in Liabilities of discontinued operations at December 31, 2016, and 2015, respectively.

CIT ANNUAL REPORT 2016    161

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As servicer, the Company is required to repurchase the HECM loans once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount or when the property forecloses to OREO, which reduces the secured borrowing balance. Additionally the Company services $160.2 million and $189.6 million of HMBS outstanding principal balance at December 31, 2016, and 2015, respectively, for transferred loans securitized by IndyMac for which OneWest Bank prior to the acquisition had purchased the mortgage servicing rights (“MSRs”) in connection with the IndyMac Transaction. The carrying value of the MSRs was not significant at December 31, 2016, and 2015. As the HECM loans are federally insured by the FHA and the secured borrowings guaranteed to the investors by GNMA, the Company does not believe maximum loss exposure as a result of its involvement is material or quantifiable.

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

Assets and Liabilities in Unconsolidated VIEs (dollars in millions)

	Unconsolidated VIEs Carrying Value December 31, 2016		Unconsolidated VIEs Carrying Value December 31, 2015
	Securities	Partnership Investment	Securities	Partnership Investment
Agency securities(1)	$2,152.9	$–	$294.5	$–
Non agency securities — Other servicer	769.0	–	906.8	–
Tax credit equity investments	–	167.7	–	125.0
Equity investments(2)	–	11.4	–	15.4
Total Assets	$2,921.9	$179.1	$1,201.3	$140.4
Commitments to tax credit investments	–	62.3	–	15.7
Total Liabilities	$–	$62.3	$–	$15.7
Maximum loss exposure(3)	$2,921.9	$179.1	$1,201.3	$140.4

(1)	The Company discovered and corrected an immaterial error impacting the disclosure of agency securities in the amount of $147.0 million as of December 31, 2015.

(2)	In preparing the financial statements for the year ended December 31, 2016, the Company discovered and corrected an immaterial omission of disclosure of equity investments as of December 31, 2015.

(3)	Maximum loss exposure to the unconsolidated VIEs excludes the liability for representations and warranties, corporate guarantees and also excludes servicing advances.

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

Item 8:  Financial Statements and Supplementary Data

162    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	December 31, 2016			December 31, 2015
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Qualifying Hedges
Foreign currency forward contracts — net investment hedges	$817.9	$16.9	$–	$787.6	$45.5	$(0.3)
Total Qualifying Hedges	817.9	16.9	–	787.6	45.5	(0.3)
Non-Qualifying Hedges
Interest rate swaps(2)	5,309.2	63.0	(50.1)	4,607.6	45.1	(37.9)
Written options	2,626.5	0.1	(1.0)	3,346.1	0.1	(2.5)
Purchased options	2,129.6	1.0	(0.1)	2,342.5	2.2	(0.1)
Foreign currency forward contracts	1,329.8	30.2	(6.0)	1,624.2	47.8	(6.6)
Total Return Swap (TRS)	587.5	–	(11.3)	1,152.8	–	(54.9)
Equity Warrants	1.0	0.2	–	1.0	0.3	–
Interest Rate Lock Commitments	20.7	0.1	(0.1)	9.9	0.1	–
Forward sale commitments on agency MBS	39.0	0.1	–	–	–	–
Credit derivatives	267.6	–	(0.2)	37.6	–	(0.3)
Total Non-qualifying Hedges	12,310.9	94.7	(68.8)	13,121.7	95.6	(102.3)
Total Hedges	$13,128.8	$111.6	$(68.8)	$13,909.3	$141.1	$(102.6)

(1)	Presented on a gross basis.

(2)	Fair value balances include accrued interest.

TRS Transactions

Two financing facilities between two wholly-owned subsidiaries of CIT, one Canadian (“CFL”) and one Dutch, and Goldman Sachs International (“GSI”), respectively, are structured as total return swaps (“TRS”), under which amounts available for advances (otherwise known as the unused portion) are accounted for as derivatives and recorded at its estimated fair value. The total facility capacity available under the Canadian TRS was $437 million and the Dutch TRS was $625 million at December 31, 2016. The utilized portion reflects the borrowing.

On December 7, 2016, CFL entered into a Fourth Amended and Restated Confirmation (the “Termination Agreement”) with GSI to terminate the Canadian TRS. Under the Termination Agreement, the Canadian TRS terminates on March 31, 2017, or such earlier date designated by CFL upon five business days’ prior notice delivered to GSI on or after January 2, 2017. The Termination Agreement required payment by CFL to GSI on December 7, 2016, of the present value of the remaining facility fee in an amount equal to approximately $280 million.

In order to prepare for the previously announced sale of the Company’s commercial aircraft leasing business to Avolon Holdings Limited, CIT redeemed in December 2016 the commercial aircraft securitization transaction utilized as a reference obligation in the Canadian TRS, causing the Canadian TRS to become fully unutilized. As a result, the Company and its Board of Directors decided to terminate the Canadian TRS in order to further simplify the Company’s business model and reduce earnings volatility resulting from the mark-to-market of the Canadian TRS derivative. On January 9, 2017, CFL provided notice to GSI designating January 17, 2017, as the termination date for the Canadian TRS.

The aggregate “notional amounts” of the TRS Transactions of $587.5 million at December 31, 2016 and $1,152.8 million at December 31, 2015, represent the aggregate unused portions under the Canadian TRS and Dutch TRS, respectively, and constitute derivative financial instruments. These notional amounts are calculated as the maximum aggregate facility commitment amounts, $1,062.3 million at December 31, 2016 and $2,125.0 at December 31, 2015, less the aggregate actual adjusted qualifying borrowing base outstanding of $474.8 million at December 31, 2016 and $972.2 million at December 31, 2015, under the Canadian TRS and Dutch TRS. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying ABS to investors. If CIT funds additional ABS under the Dutch TRS, the aggregate adjusted qualifying borrowing base of the total return swaps will increase and the notional amount of the derivatives will decrease accordingly.

Valuation of the derivatives related to the TRS Transactions is based on several factors using a discounted cash flow (“DCF”) methodology, including:

-	Funding costs for similar financings based on current market conditions;

-	Forecasted amortization, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion; and

-	Specific to the Dutch TRS, forecasted usage of the long-dated facilities through the final maturity date in 2028.

Based on the Company’s valuation, a liability of $11.3 million and $54.9 million was recorded at December 31, 2016, and December 31, 2015, respectively on the aggregate unused portion. The decrease in the liability of $43.6 million and increase in the liability of $30.4 million for the years ended December 31, 2016, and 2015, respectively, were recognized in Other Income. The termination fee on the financing facility, mentioned above, and the reduction of the liability associated with the TRS Transactions of approximately $37 million, resulted in a net pretax charge for the Company of approximately $245 million in the fourth

CIT ANNUAL REPORT 2016    163

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quarter of 2016. As a result of the Termination Agreement, the unsecured counterparty receivable held by GSI under the Canadian TRS was also released.

Interest expense related to the TRS Transactions is affected by the following:

-	A fixed facility fee of 2.85% per annum times the maximum facility commitment amount, (the facility fee on the Canadian TRS was reduced to zero effective December 7, 2016)

-	A variable amount based on one-month or three-month USD LIBOR times the “utilized amount” (effectively the “adjusted qualifying borrowing base”) of the total return swap, and

-	A reduction in interest expense due to the recognition of the payment of any original issue discount from GSI on the various ABS.

Impact of Collateral and Netting Arrangements on the Total Derivative Portfolio

The following tables present a summary of our derivative portfolio, which includes the gross amounts of recognized financial assets and liabilities; the amounts offset in the consolidated balance sheet; the net amounts presented in the consolidated balance sheet; the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in the offset amount above, and the amount of cash collateral received or pledged. The derivative transactions are entered into under an International Swaps and Derivatives Association (“ISDA”) agreement.

Offsetting of Derivative Assets and Liabilities (dollars in millions)

				Gross Amounts not offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Derivative Financial Instruments(1)	Cash Collateral Pledged / (Received)(1)(2)	Net Amount
December 31, 2016
Derivative assets	$111.6	$–	$111.6	$(30.9)	$(48.7)	$32.0
Derivative liabilities	(68.8)	–	(68.8)	30.9	5.0	(32.9)
December 31, 2015
Derivative assets	$141.1	$–	$141.1	$(9.7)	$(82.7)	$48.7
Derivative liabilities	(102.6)	–	(102.6)	9.7	31.8	(61.1)

(1)	The Company’s derivative transactions are governed by ISDA agreements that allow for net settlements of certain payments as well as offsetting of all contracts (“Derivative Financial Instruments”) with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. We believe our ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure. In conjunction with the ISDA agreements, the Company has entered into collateral arrangements with its counterparties which provide for the exchange of cash depending on change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon an event of default of one of the counterparties.

(2)	Collateral pledged or received is included in Other assets or Other liabilities, respectively.

The following table presents the impact of derivatives on the statements of income.

Derivative Instrument Gains and Losses (dollars in millions)

		Years Ended December 31,
Derivative Instruments	Gain / (Loss) Recognized	2016	2015	2014
Non Qualifying Hedges
Cross currency swaps	Other income	–	–	4.1
Interest rate swaps	Other income	7.9	4.6	(5.2)
Interest rate options	Other income	0.6	1.6	(2.4)
Foreign currency forward contracts	Other income	26.2	116.5	118.1
Equity warrants	Other income	(0.2)	0.2	(0.7)
TRS	Other income	43.6	(30.4)	(14.8)
Rate Locks	Other income	(0.2)	–	–
Forward sale commitments on agency MBS	Other income	1.1	–	–
Risk Participation Agreements	Other income	1.8	–	–
Total Non-qualifying Hedges		80.8	92.5	99.1
Total derivatives-income statement impact		$80.8	$92.5	$99.1

Item 8:  Financial Statements and Supplementary Data

164    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives — effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives — effective portion recorded in OCI	Total change in OCI for period
Year Ended December 31, 2016
Foreign currency forward contracts — net investment hedges	$1.8	$–	$1.8	$2.7	$0.9
Total	$1.8	$–	$1.8	$2.7	$0.9
Year Ended December 31, 2015
Foreign currency forward contracts — cash flow hedges	$–	$–	$–	$–	$–
Foreign currency forward contracts — net investment hedges	33.8	–	33.8	128.4	94.6
Cross currency swaps — net investment hedges	–	–	–	–	–
Total	$33.8	$–	$33.8	$128.4	$94.6
Year Ended December 31, 2014
Foreign currency forward contracts — cash flow hedges	$–	$–	$–	$0.2	$0.2
Foreign currency forward contracts — net investment hedges	(18.1)	–	(18.1)	111.1	129.2
Cross currency swaps — net investment hedges	–	–	–	1.1	1.1
Total	$(18.1)	$–	$(18.1)	$112.4	$130.5

NOTE 12 — OTHER LIABILITIES

The following table presents components of other liabilities:

	December 31, 2016	December 31, 2015
Accrued expenses and accounts payable	$580.4	$608.9
Current and deferred taxes payable	250.6	214.6
Accrued interest payable	181.2	201.9
Fair value of derivative financial instruments	69.0	102.6
Security and other deposits	59.0	107.9
Equipment maintenance reserves	45.9	32.3
Other(1)	711.5	420.8
Total other liabilities	$1,897.6	$1,689.0

(1)	Other consists of unsettled investment security purchased of $201.2 million and $0 million as of December 31, 2016 and 2015, respectively, contingent performance liability, and other miscellaneous liabilities.

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

Disclosures that follow in this note exclude assets and liabilities classified as discontinued operations.

CIT ANNUAL REPORT 2016    165

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Assets and Liabilities Measured at Estimated Fair Value on a Recurring Basis

The following table summarizes the Company’s assets and liabilities measured at estimated fair value on a recurring basis, including those management elected under the fair value option.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
December 31, 2016
Assets
Debt Securities AFS	$3,674.1	$200.1	$2,988.5	$485.5
Securities carried at fair value with changes recorded in net income	283.5	–	–	283.5
Equity Securities AFS	34.1	0.3	33.8	–
Derivative assets at fair value — non-qualifying hedges(1)	94.7	–	94.7	–
Derivative assets at fair value — qualifying hedges	16.9	–	16.9	–
Total	$4,103.3	$200.4	$3,133.9	$769.0
Liabilities
Derivative liabilities at fair value — non-qualifying hedges(1)	$(68.8)	$–	$(57.3)	$(11.5)
Consideration holdback liability	(47.2)	–	–	(47.2)
FDIC True-up Liability	(61.9)	–	–	(61.9)
Total	$(177.9)	$–	$(57.3)	$(120.6)
December 31, 2015
Assets
Debt Securities AFS	$2,007.8	$–	$1,440.7	$567.1
Securities carried at fair value with changes recorded in net income	339.7	–	–	339.7
Equity Securities AFS	14.3	0.3	14.0	–
FDIC receivable	54.8	–	–	54.8
Derivative assets at fair value — non-qualifying hedges(1)	95.6	–	95.6	–
Derivative assets at fair value — qualifying hedges	45.5	–	45.5	–
Total	$2,557.7	$0.3	$1,595.8	$961.6
Liabilities
Derivative liabilities at fair value — non-qualifying hedges(1)	$(102.3)	$–	$(46.8)	$(55.5)
Derivative liabilities at fair value — qualifying hedges	(0.3)	–	(0.3)	–
Consideration holdback liability	(60.8)	–	–	(60.8)
FDIC True-up Liability	(56.9)	–	–	(56.9)
Total	$(220.3)	$–	$(47.1)	$(173.2)

(1)	Derivative fair values include accrued interest.

Debt and Equity Securities Classified as AFS and Securities carried at fair value with changes recorded in Net Income — Debt and equity securities classified as AFS are carried at fair value, as determined either by Level 1, Level 2 or Level 3 inputs. Debt securities classified as AFS included investments in U.S. federal government agency, U.S. Treasury, and supranational securities and were valued using Level 2 inputs, primarily quoted prices for similar securities. Certain equity securities classified as AFS were valued using Level 1 inputs, primarily quoted prices in active markets. For Agency pass-through MBS, which are classified as Level 2, the Company generally determines estimated fair value utilizing prices obtained from independent broker dealers and recent trading activity for similar assets. Debt securities classified as AFS and securities carried at fair value with changes recorded in net income represent non-Agency MBS, the market for such securities is not active and the estimated fair value was determined using a discounted cash flow technique. The significant unobservable assumptions, which are verified to the extent possible using broker dealer quotes, are estimated by type of underlying collateral, including credit loss assumptions, estimated prepayment speeds and appropriate discount rates. Given the lack of observable market data, the estimated fair value of the non-agency MBS is classified as Level 3.

Item 8:  Financial Statements and Supplementary Data

166    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

To determine the estimated fair value, the cash flows are discounted using a market interest rate that represents an overall weighted average discount rate based on the underlying collateral specific discount rates. Due to the reduced liquidity that exists for such loans and lack of observable market data available, this requires the use of significant unobservable inputs; as a result these measurements are classified as Level 3. As of December 31, 2016, substantially all of the underlying loans were sold to a third party.

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

Consideration Holdback Liability — In connection with the OneWest acquisition, the parties negotiated 4 separate holdbacks related to selected trailing risks, totaling $116 million, which reduced the cash consideration paid at closing. Any unapplied Holdback funds at the end of the respective holdback periods, which range from 1 — 5 years, are payable to the former OneWest shareholders. Unused funds for any of the four holdbacks cannot be applied against another holdback amount. The range of potential holdback to be paid is from $0 to $116 million. Based on management’s estimate of the probability of each holdback it was determined that the probable amount of holdback to be paid was originally $62.4 million and currently is $47.2 million. The amount expected to be paid was discounted based on CIT’s cost of funds. This contingent consideration was measured at fair value at the acquisition date and is re-measured at fair value in subsequent accounting periods, with the changes in fair value recorded in the statement of income, until the related contingent issues are resolved. Gross payments, which are determined based on the Company’s probability assessment, are discounted at a rate approximating the Company’s average coupon rate on deposits and borrowings. Due to the significant unobservable inputs used to calculate the estimated fair value, these measurements are classified as Level 3.

The following tables summarize information about significant unobservable inputs related to the Company’s categories of Level 3 financial assets and liabilities measured on a recurring basis as of December 31, 2016 and 2015.

CIT ANNUAL REPORT 2016    167

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2016
Assets
Securities — AFS	$485.5	Discounted cash flow	Discount Rate	0.0% – 96.4%	5.5%
			Prepayment Rate	3.2% – 21.2%	8.8%
			Default Rate	0.0% – 9.0%	3.9%
			Loss Severity	1.0% – 79.8%	36.3%
Securities carried at fair value with changes recorded in net income	283.5	Discounted cash flow	Discount Rate	0.0% – 34.6%	5.6%
			Prepayment Rate	6.1% – 16.2%	11.9%
			Default Rate	1.9% – 8.1%	4.6%
			Loss Severity	22.2% – 44.7%	25.8%
Total Assets	$769.0
Liabilities
FDIC True-up liability	$(61.9)	Discounted cash flow	Discount Rate	3.2%	3.2%
Consideration holdback liability	(47.2)	Discounted cash flow	Payment Probability	0% – 100%	40.9%
			Discount Rate	1.3% – 4.0%	2.1%
Derivative liabilities — non qualifying	(11.5)	Market Comparables(1)
Total Liabilities	$(120.6)
December 31, 2015
Assets
Securities — AFS	$567.1	Discounted cash flow	Discount Rate	0.0% – 94.5%	6.4%
			Prepayment Rate	2.7% – 20.8%	9.2%
			Default Rate	0.0% – 9.5%	4.1%
			Loss Severity	0.2% – 83.5%	36.4%
Securities carried at fair value with changes recorded in net income	339.7	Discounted cash flow	Discount Rate	0.0% – 19.9%	6.3%
			Prepayment Rate	2.5% – 22.4%	11.5%
			Default Rate	0.0% – 5.9%	4.1%
			Loss Severity	3.8% – 39.0%	25.1%
FDIC Receivable	54.8	Discounted cash flow	Discount Rate	7.8% – 18.4%	9.4%
			Prepayment Rate	2.0% – 14.0%	3.6%
			Default Rate	6.0% – 36.0%	10.8%
			Loss Severity	20.0% – 65.0%	31.6%
Total Assets	$961.6
Liabilities
FDIC True-up liability	$(56.9)	Discounted cash flow	Discount Rate	4.1%	4.1%
Consideration holdback liability	(60.8)	Discounted cash flow	Payment Probability	0% – 100%	53.8%
			Discount Rate	1.3% – 3.9%	3.0%
Derivative liabilities — non qualifying	(55.5)	Market Comparables(1)
Total Liabilities	$(173.2)

(1)	The valuation of these derivatives is primarily related to the TRS Transactions, which is based on several factors using a discounted cash flow methodology, including a) funding costs for similar financings based on current market conditions; b) forecasted usage of long-dated facilities through the final maturity date in 2028; and c) forecasted amortization, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

Item 8:  Financial Statements and Supplementary Data

168    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CIT ANNUAL REPORT 2016    169

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Securities carried at fair value with changes recorded in net income	FDIC Receivable	Derivative liabilities — non-qualifying(1)	FDIC True-up Liability	Consideration holdback Liability
December 31, 2015	$567.1	$339.7	$54.8	$(55.5)	$(56.9)	$(60.8)
Included in earnings	(5.8)	13.0	10.7	44.0	(5.0)	(0.7)
Included in comprehensive income	20.6	–	–	–	–	–
Impairment	(3.3)	–	–	–	–	–
Paydowns and adjustments	(93.1)	(69.2)	(64.9)	–	–	14.3
Balance as of December 31, 2016	$485.5	$283.5	$0.6	$(11.5)	$(61.9)	$(47.2)
December 31, 2014	$–	$–	$–	$(26.6)	$–	$–
Included in earnings	(2.9)	(2.5)	3.4	(28.9)	(0.6)	–
Included in comprehensive income	(6.8)	–	–	–	–	–
Impairment	(2.8)	–	–	–	–	–
Purchases	619.4	373.4	54.8	–	(56.3)	(60.8)
Paydowns	(39.8)	(31.2)	(3.4)	–	–	–
Balance as of December 31, 2015	$567.1	$339.7	$54.8	$(55.5)	$(56.9)	$(60.8)

(1)	Valuation of the derivatives related to the TRS Transactions and written options on certain CIT Bank CDs.

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of key inputs to a fair value measurement may result in a transfer of assets or liabilities between Level 1, 2 and 3. The Company’s policy is to recognize transfers in and transfers out as of the end of the reporting period. For the years ended December 31, 2016 and 2015, there were no transfers into or out of Level 1, Level 2 and Level 3.

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

The following table presents assets measured at estimated fair value on a non-recurring basis for which a non-recurring change in fair value has been recorded in the current year:

Carrying Value of Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total (Losses)
Assets
December 31, 2016
Goodwill	$51.8	$–	$–	$51.8	$(354.2)
Assets held for sale	201.6	–	–	201.6	(14.7)
Other real estate owned	22.5	–	–	22.5	(3.2)
Impaired loans	151.9	–	–	151.9	(26.8)
Total	$427.8	$–	$–	$427.8	$(398.9)
December 31, 2015
Assets held for sale	$1,648.3	$–	$31.0	$1,617.3	$(32.0)
Other real estate owned(1)	33.6	–	–	33.6	(3.8)
Impaired loans	112.3	–	–	112.3	(21.6)
Total	$1,794.2	$–	$31.0	$1,763.2	$(57.4)

(1)	In preparing the year-end financial statements as of December 31, 2016, the Company discovered and corrected an immaterial disclosure error impacting the carrying amount and total losses related to Other real estate owned in the amount of $93.8 million (carrying amount) and $1.9 million (total losses) as of December 31, 2015.

Item 8:  Financial Statements and Supplementary Data

170    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Assets Held for Sale — Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. As there is no liquid secondary market for the other assets held for sale in the Company’s portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs. In those instances where a current letter of intent was utilized, the most significant assumption was the discount rate of 13.0%. At December 31, 2016, carrying value of assets held for sale approximates fair value.

Other Real Estate Owned — Other real estate owned represents collateral acquired from the foreclosure of secured real estate loans. Other real estate owned is measured at LOCOM less disposition costs. Estimated fair values of other real estate owned are reviewed on a quarterly basis and any decline in value below cost is recorded as impairment. Estimated fair value is generally based upon broker price opinions or independent appraisals, adjusted for costs to sell. The estimated costs to sell are incremental direct costs to transact a sale, such as broker commissions, legal fees, closing costs and title transfer fees. The costs must be essential to the sale and would not have been incurred if the decision to sell had not been made. The range of inputs in estimating appraised value or the sales price was 5.3% to 29.4% with a weighted average of 6.3%. The significant unobservable input is the appraised value or the sales price and thus is classified as Level 3. As of the reporting date, carrying value of OREO approximates fair value.

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

Goodwill — In accordance with ASC 350, Intangibles — Goodwill and other, goodwill is assessed for impairment at least annually, or more often if events or circumstances have changed significantly from the annual test date that would indicate a potential reduction in the fair value of the reporting unit below its carrying value. During the fourth quarter of 2016, the Company performed its annual goodwill impairment test. Based on our assessments under both Step 1 and Step 2, the Company recorded an impairment of the Consumer Banking and Commercial Services RUs of $319.4 million and $34.8 million, respectively. See Note 26 — Goodwill and Intangible Assets for further information.

Fair Value Option

FDIC Receivable

The Company has made an irrevocable option to elect fair value for the initial and subsequent measurement of the FDIC receivable acquired by OneWest Bank in the IndyMac Transaction, as it was determined at the time of election that this treatment would allow a better economic offset of the changes in estimated fair values of the loans.

As of December 31, 2016, the FDIC receivable had a negligible balance as substantially all of the underlying loans were sold to a third party. As of December 31, 2015, the following table summarizes the differences between the estimated fair value carrying amount of those assets measured at estimated fair value under the fair value option, and the aggregate unpaid principal amount the Company is contractually entitled to receive or pay respectively:

	December 31, 2015
(dollars in millions)	Estimated Fair Value Carrying Amount	Aggregate Unpaid Principal	Difference Between Estimated Fair Value and 100% Aggregate Unpaid Principal Balance
FDIC Receivable	$54.8	$204.5	$149.7

The gains and losses due to changes in the estimated fair value of the FDIC receivable under the fair value option are included in earnings for the period from August 3, 2015 (the date of the OneWest transaction) to December 31, 2016. Amounts recognized in 2016 are negligible and amounts recognized in 2015 are shown in the Financial Assets and Liabilities Measured at Estimated Fair Value on a Recurring Basis section of this Note.

Securities Carried at Fair Value with Changes Recorded in Net Income

As of December 31, 2016, the non-agency MBS securities carried at fair value with changes recorded in net income totaled approximately $284 million.

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

CIT ANNUAL REPORT 2016    171

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2016
Financial Assets
Cash and interest bearing deposits	$6,430.6	$6,430.6	$–	$–	$6,430.6
Derivative assets at fair value — non-qualifying hedges	94.7	–	94.7	–	94.7
Derivative assets at fair value — qualifying hedges	16.9	–	16.9	–	16.9
Assets held for sale (excluding leases)	428.4	–	175.0	264.6	439.6
Loans (excluding leases)	26,683.0	–	390.3	26,456.4	26,846.7
Investment securities(1)	4,491.1	200.4	3,199.6	1,094.2	4,494.2
Indemnification assets(2)	233.4	–	–	201.0	201.0
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	712.2	–	–	712.2	712.2
Financial Liabilities
Deposits(4)	(32,323.2)	–	–	(32,490.9)	(32,490.9)
Derivative liabilities at fair value — non-qualifying hedges	(68.8)	–	(57.3)	(11.5)	(68.8)
Borrowings(4)	(15,097.8)	–	(14,457.8)	(1,104.9)	(15,562.7)
Credit balances of factoring clients	(1,292.0)	–	–	(1,292.0)	(1,292.0)
Other liabilities subject to fair value disclosure(5)	(1,003.6)	–	–	(1,003.6)	(1,003.6)
December 31, 2015
Financial Assets
Cash and interest bearing deposits	$7,652.4	$7,652.4	$–	$–	$7,652.4
Derivative assets at fair value — non-qualifying hedges	95.6	–	95.6	–	95.6
Derivative assets at fair value — qualifying hedges	45.5	–	45.5	–	45.5
Assets held for sale (excluding leases)	738.8	21.8	55.8	669.1	746.7
Loans (excluding leases)	27,599.6	–	975.5	25,893.2	26,868.7
Investment securities(1)	2,953.7	11.4	1,678.7	1,265.0	2,955.1
Indemnification assets(2)	343.2	–	–	323.2	323.2
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	936.5	–	–	936.5	936.5
Financial Liabilities
Deposits(4)	(32,793.1)	–	–	(32,951.4)	(32,951.4)
Derivative liabilities at fair value — non-qualifying hedges	(102.3)	–	(46.8)	(55.5)	(102.3)
Derivative liabilities at fair value qualifying hedges	(0.3)	–	(0.3)	–	(0.3)
Borrowings(4)	(16,520.5)	–	(15,792.3)	(1,191.6)	(16,983.9)
Credit balances of factoring clients	(1,344.0)	–	–	(1,344.0)	(1,344.0)
Other liabilities subject to fair value disclosure(5)	(789.0)	–	–	(789.0)	(789.0)

(1)	Level 3 estimated fair value at December 31, 2016, includes debt securities AFS ($485.5 million), debt securities carried at fair value with changes recorded in net income ($283.5 million), non-marketable investments ($256.4 million), and debt securities HTM ($68.8 million). Level 3 estimated fair value at December 31, 2015, includes debt securities AFS ($567.1 million), debt securities carried at fair value with changes recorded in net income ($339.7 million), non-marketable investments ($291.8 million), and debt securities HTM ($66.3 million).

(2)	The indemnification assets included in the above table do not include Agency claims indemnification ($108.0 million and $65.6 million at December 31, 2016 and 2015, respectively), as they are not considered financial instruments.

(3)	Other assets subject to fair value disclosure primarily include accrued interest receivable and miscellaneous receivables. These assets have carrying values that approximate fair value generally due to the short-term nature and are classified as Level 3. The unsecured counterparty receivables primarily consist of amounts owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the Dutch TRS.

(4)	Deposits and borrowings include accrued interest, which is included in “Other liabilities” in the Balance Sheet.

(5)	Other liabilities subject to fair value disclosure include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous liabilities. The fair value of these approximate carrying value and are classified as level 3.

Item 8:  Financial Statements and Supplementary Data

172    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The methods and assumptions used to estimate the fair value of each class of financial instruments are explained below:

Cash and interest bearing deposits — The carrying values of cash and interest bearing deposits are at face amount. The impact of the time value of money from the unobservable discount rate for restricted cash is inconsequential as of December 31, 2016 and December 31, 2015. Accordingly cash and cash equivalents and restricted cash approximate estimated fair value and are classified as Level 1.

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

Assets held for sale — Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. Of the assets held for sale above $175 million carrying amount at December 31, 2016 was valued using Level 2 inputs. As there is no liquid secondary market for the other assets held for sale in the Company’s portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs. Commercial loans are generally valued individually, while small ticket commercial loans are valued on an aggregate portfolio basis.

Loans — Within the Loans category, there are several types of loans as follows:

-	Commercial and Consumer Loans — Of the loan balance above, approximately $0.4 billion at December 31, 2016 and $1.0 billion at December 31, 2015, was valued using Level 2 inputs. As there is no liquid secondary market for the other loans in the Company’s portfolio, the fair value is estimated based on discounted cash flow analyses which use Level 3 inputs at both December 31, 2016 and December 31, 2015. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at December 31, 2016 was $26.8 billion, which was 100.6% of carrying value. The fair value of loans at December 31, 2015 was $26.9 billion, which was 97.4% of carrying value.

-	Impaired Loans — The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, the present value of expected cash flows utilizing the current market rate for such loan, or observable market price. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of December 31, 2016, the UPB related to impaired loans including loans for which the Company was applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), totaled $244.3 million. Including related allowances, these loans are carried at $188.2 million, or 77.0% of UPB. Of these amounts, $74.7 million and $55.5 million of UPB and carrying value, respectively, relate to loans with no specific allowance. As of December 31, 2015 the UPB related to impaired loans, including loans for which the Company was applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), totaled $157.2 million and including related allowances, these loans were carried at $106.9 million, or 68.0% of UPB. Of these amounts, $33.3 million and $22.0 million of UPB and carrying value relate to loans with no specific allowance. The difference between UPB and carrying value reflects cumulative charge-offs on accounts remaining in process of collection, FSA discounts and allowances. See Note 3 — Loans for more information.

-	PCI loans — These loans are valued by grouping the loans into performing and non-performing groups and stratifying the loans based on common risk characteristics such as product type, FICO score and other economic attributes. Due to a lack of observable market data, the estimated fair value of these loan portfolios was based on an internal model using unobservable inputs, including discount rates, prepayment rates, delinquency roll-rates, and loss severities. Due to the

CIT ANNUAL REPORT 2016    173

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Indemnification Assets — The Company’s indemnification assets relating to the SFR loans purchased in the OneWest Bank Transaction are measured on the same basis as the related indemnified item, the underlying SFR and commercial loans. The estimated fair values reflect the present value of expected reimbursements under the indemnification agreements based on the loan performance discounted at an estimated market rate, and classified as Level 3. See “PCI Loans” above for more information.

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

Borrowings

-	Unsecured debt — Approximately $10.6 billion par value at December 31, 2016 and $10.7 billion par value at December 31, 2015 were valued using market inputs, which are Level 2 inputs.

-	Secured Borrowings — Approximately $3.3 billion par value at December 31, 2016 and $4.6 billion par value at December 31, 2015 were valued using market inputs, which are Level 2 inputs. Where market estimates were not available for approximately $1.1 billion and $1.2 billion par value at December 31, 2016 and December 31, 2015, respectively, values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar debt, which are Level 3 inputs. Included in the above, the estimated fair value of FHLB Advances is based on a discounted cash flow model that utilizes benchmark interest rates and other observable market inputs. The discounted cash flow model uses the contractual advance features to determine the cash flows with a zero spread to the forward FHLB curve, which are discounted using observable benchmark interest rates. As the model inputs can be observed in a liquid market and the model does not require significant judgment, FHLB advances are classified as Level 2.

Credit balances of factoring clients — The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances (typically 90 days or less) as of December 31, 2016 and December 31, 2015. Accordingly, credit balances of factoring clients approximate estimated fair value and are classified as Level 3.

NOTE 14 — STOCKHOLDERS’ EQUITY

A roll forward of common stock activity is presented in the following table.

	Issued	Less Treasury	Outstanding
Common Stock – December 31, 2015	204,447,769	(3,426,261)	201,021,508
Restricted stock issued	1,662,119	–	1,662,119
Shares held to cover taxes on vesting restricted shares and other	–	(668,280)	(668,280)
Employee stock purchase plan participation	72,325	–	72,325
Common Stock – December 31, 2016	206,182,213	(4,094,541)	202,087,672

We declared and paid dividends totaling $0.60 per common share during 2016 and 2015.

Accumulated Other Comprehensive Income/(Loss)

Total comprehensive loss was $846.0 million for the year ended December 31, 2016, compared to total comprehensive income of $1,025.9 million for the year ended December 31, 2015 and $1,058.8 million for the year ended December 31, 2014, including accumulated other comprehensive loss of $140.1 million and $142.1 million at December 2016 and 2015, respectively.

Item 8:  Financial Statements and Supplementary Data

174    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the components of Accumulated Other Comprehensive Loss, net of tax:

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	December 31, 2016			December 31, 2015
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(28.6)	$(32.8)	$(61.4)	$(29.8)	$(35.9)	$(65.7)
Changes in benefit plan net gain (loss) and prior service (cost)/credit	(70.6)	5.3	(65.3)	(76.3)	7.0	(69.3)
Unrealized net gains (losses) on available for sale securities	(22.0)	8.6	(13.4)	(11.4)	4.3	(7.1)
Total accumulated other comprehensive loss	$(121.2)	$(18.9)	$(140.1)	$(117.5)	$(24.6)	$(142.1)

The following table details the changes in the components of Accumulated Other Comprehensive Income (Loss), net of income taxes:

Changes in Accumulated Other Comprehensive Loss by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Unrealized net gains (losses) on available for sale securities	Total AOCI
Balance as of December 31, 2015	$(65.7)	$(69.3)	$(7.1)	$(142.1)
AOCI activity before reclassifications	(0.4)	2.4	(6.3)	(4.3)
Amounts reclassified from AOCI	4.7	1.6	–	6.3
Net current period AOCI	4.3	4.0	(6.3)	2.0
Balance as of December 31, 2016	$(61.4)	$(65.3)	$(13.4)	$(140.1)
Balance as of December 31, 2014	$(75.4)	$(58.5)	$–	$(133.9)
AOCI activity before reclassifications	(70.8)	(12.8)	(7.1)	(90.7)
Amounts reclassified from AOCI	80.5	2.0	–	82.5
Net current period AOCI	9.7	(10.8)	(7.1)	(8.2)
Balance as of December 31, 2015	$(65.7)	$(69.3)	$(7.1)	$(142.1)

Other Comprehensive Income/(Loss)

The amounts included in the Statement of Comprehensive Income (Loss) are net of income taxes.

Foreign currency translation reclassification adjustments impacting net income were $4.7 million for 2016, $80.5 million for 2015 and $15.8 million for 2014. The change in income taxes associated with foreign currency translation adjustments was $3.1 million for the year ended December 31, 2016 and $(35.9) million for the year ended December 31, 2015 and there were no taxes associated with foreign currency translation adjustments for 2014.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income was $1.6 million, $2.0 million and $8.1 million for the years ended December 31, 2016, 2015 and 2014, respectively. The change in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit was $(1.7) million and $6.8 million for the years ended December 31, 2016 and 2015, respectively and was not significant for 2014.

There were no reclassification adjustments impacting net income related to unrealized gains (losses) on available for sale securities for the years ended December 31, 2016 and 2015 compared to $0.5 million for 2014. The change in income taxes associated with net unrealized gains on available for sale securities was $4.3 million, $4.3 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company has operations primarily in North America. The functional currency for foreign operations is generally the local currency. The value of assets and liabilities of these operations is translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the average exchange rates during the year. The resulting foreign currency translation gains and losses, as well as offsetting gains and losses on hedges of net investments in foreign operations, are reflected in AOCI. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are recorded in Other Income.

Reclassifications Out of Accumulated Other Comprehensive Income (dollars in millions)

	Years Ended December 31,
	2016			2015
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Affected Income Statement line item
Foreign currency translation adjustments gains (losses)	$3.5	$1.2	$4.7	$73.4	$7.1	$80.5	Other Income
Changes in benefit plan net gain/(loss) and prior service (cost)/credit gains (losses)	1.8	(0.2)	1.6	2.3	(0.3)	2.0	Operating Expenses
Total Reclassifications out of AOCI	$5.3	$1.0	$6.3	$75.7	$6.8	$82.5

CIT ANNUAL REPORT 2016    175

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — REGULATORY CAPITAL

The Company and the Bank are each subject to various regulatory capital requirements administered by the FRB and the OCC. Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank each maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. We compute capital ratios in accordance with Federal Reserve capital guidelines and OCC capital guidelines for assessing adequacy of capital for the Company and CIT Bank, respectively. At December 31, 2016 and December 31, 2015, the regulatory capital guidelines applicable to the Company and Bank were based on the Basel III Final Rule.

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRB, which may result in refinements to amounts reported at December 31, 2016.

The following table summarizes the actual and effective minimum required capital ratios:

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT		CIT Bank, N.A.
Tier 1 Capital	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Total common stockholders’ equity(1)	$10,002.7	$10,944.7	$5,187.8	$5,582.2
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital and qualifying noncontrolling interests	79.1	76.9	13.4	7.0
Adjusted total equity	10,081.8	11,021.6	5,201.2	5,589.2
Less: Goodwill(2)(3)	(733.1)	(1,130.8)	(490.9)	(830.8)
Disallowed deferred tax assets	(213.7)	(908.3)	–	–
Disallowed intangible assets(2)(3)	(68.3)	(53.6)	(84.9)	(58.4)
Other Tier 1 components(4)(5)	(7.8)	(0.1)	(2.2)	–
Common Equity Tier 1 Capital	9,058.9	8,928.8	4,623.2	4,700.0
Tier 1 Capital	9,058.9	8,928.8	4,623.2	4,700.0
Tier 2 Capital
Qualifying allowance for credit losses and other reserves(6)	476.3	403.3	430.2	374.7
Total qualifying capital	$9,535.2	$9,332.1	$5,053.4	$5,074.7
Risk-weighted assets	$64,586.3	$69,552.3	$34,410.3	$36,807.2
Common Equity Tier 1 Capital (to risk-weighted assets):
Actual	14.0%	12.8%	13.4%	12.8%
Effective minimum ratios under Basel III guidelines(7)	5.125%	4.5%	5.125%	4.5%
Tier 1 Capital (to risk-weighted assets):
Actual	14.0%	12.8%	13.4%	12.8%
Effective minimum ratios under Basel III guidelines(7)	6.625%	6.0%	6.625%	6.0%
Total Capital (to risk-weighted assets):
Actual	14.8%	13.4%	14.7%	13.8%
Effective minimum ratios under Basel III guidelines(7)	8.625%	8.0%	8.625%	8.0%
Tier 1 Leverage Ratio:
Actual	13.9%	13.4%	10.9%	10.9%
Required minimum ratio for capital adequacy purposes	4.0%	4.0%	4.0%	4.0%

(1)	See Consolidated Balance Sheets for the components of Total stockholders’ equity.

(2)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets of discontinued operations.

(3)	Goodwill and disallowed intangible assets adjustments include the respective portion of deferred tax liability in accordance with guidelines under Basel III.

(4)	The December 31, 2016 amount represents the Volcker Rule requirement of deducting covered funds from equity. This requirement was first implemented in the second quarter of 2016. The December 31, 2015 amount Includes the Tier 1 capital charge for nonfinancial equity instruments under Basel I.

(5)	Other Tier 1 components include excess cost over fair market value on available-for-sale equity securities with readily determinable fair values.

(6)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(7)	Required ratios under Basel III Final Rule in effect as of the reporting date including the partially phased-in capital conservation buffer.

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

Item 8:  Financial Statements and Supplementary Data

176    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Basel III Final Rule established new minimum capital ratios for CET1, Tier 1 capital, and Total capital of 4.5%, 6.0% and 8.0%, respectively. In addition, the Basel III Final Rule also introduced a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity — repurchases and compensation based on the amount of the shortfall. This buffer was implemented beginning January 1, 2016 at the 0.625% level and increases by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

NOTE 16 — EARNINGS PER SHARE

The following table sets forth the computation of the Basic and Diluted earnings per share:

	Years Ended December 31,
(dollars in millions, except per share amounts; shares in thousands)	2016	2015	2014
Earnings / (Loss)
(Loss) income from continuing operations	$(182.6)	$724.1	$675.7
(Loss) income from discontinued operations	(665.4)	310.0	443.4
Net (loss) income	$(848.0)	$1,034.1	$1,119.1
Weighted Average Common Shares Outstanding
Basic shares outstanding	201,850	185,500	188,491
Stock-based awards(1)(2)	–	888	972
Diluted shares outstanding	201,850	186,388	189,463
Basic Earnings Per Common Share Data
(Loss) income from continuing operations	$(0.90)	$3.90	$3.59
(Loss) income from discontinued operation	$(3.30)	$1.67	$2.35
Basic (loss) income per common share	$(4.20)	$5.57	$5.94
Diluted Earnings Per Common Share Data(2)
(Loss) income from continuing operations	$(0.90)	$3.89	$3.57
(Loss) income from discontinued operation	$(3.30)	$1.66	$2.34
Diluted (loss) income per common share	$(4.20)	$5.55	$5.91

(1)	Represents the incremental shares from in-the-money non-qualified restricted stock awards, performance shares, and stock options. Weighted average restricted shares, performance shares and options that were either out-of-the money or did not meet performance targets and therefore excluded from diluted earnings per share totaled 2.7 million, 2.0 million, and 1.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)	Due to the net loss for the year ended December 31, 2016, the Diluted Earnings Per Share calculation excluded 0.7 million of weighted average restricted shares, performance shares, and options as they were anti-dilutive. The Basic weighted average shares outstanding and net loss for the year ended December 31, 2016 were utilized for the Diluted Earnings Per Share calculation.

CIT ANNUAL REPORT 2016    177

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — NON-INTEREST INCOME

The following table sets forth the components of non-interest income:

Non-interest Income (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Rental income on operating leases	$1,031.6	$1,018.1	$949.6
Other Income:
Fee revenues	111.6	105.7	92.4
Factoring commissions	105.0	116.5	120.2
Net gains (losses) on derivatives and foreign currency exchange	55.9	(37.9)	(51.8)
Gains on sales of leasing equipment	51.1	57.0	59.6
Gains on investments	34.6	0.9	38.3
Gains (losses) on loan and portfolio sales	34.2	(47.2)	34.3
Gains (losses) on OREO sales	10.2	(5.4)	–
Impairment on assets held for sale	(36.6)	(55.9)	(81.2)
Termination fees on Canadian total return swap	(280.8)	–	–
Other revenues	65.4	15.9	52.1
Total other income	150.6	149.6	263.9
Total non-interest income	$1,182.2	$1,167.7	$1,213.5

NOTE 18 — NON-INTEREST EXPENSES

The following table sets forth the components of Non-interest expenses:

Non-interest Expense (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Depreciation on operating lease equipment	$(261.1)	$(229.2)	$(229.8)
Maintenance and other operating lease expenses	(213.6)	(185.1)	(171.7)
Operating expenses:
Compensation and benefits	(585.5)	(549.6)	(495.1)
Professional fees	(175.8)	(135.0)	(75.3)
Technology	(133.7)	(109.2)	(84.5)
Insurance	(96.5)	(61.6)	(45.3)
Net occupancy expense	(71.9)	(49.1)	(33.7)
Advertising and marketing	(20.5)	(30.4)	(33.2)
Other	(137.8)	(114.6)	(100.2)
Operating expenses, excluding restructuring costs and intangible asset amortization	(1,221.7)	(1,049.5)	(867.3)
Intangible assets amortization	(25.6)	(13.3)	(1.4)
Provision for severance and facilities exiting activities	(36.2)	(58.3)	(31.4)
Total operating expenses	(1,283.5)	(1,121.1)	(900.1)
Goodwill impairment	(354.2)	–	–
Loss on debt extinguishments and deposit redemptions	(12.5)	(1.5)	(3.5)
Total non-interest expenses	$(2,124.9)	$(1,536.9)	$(1,305.1)

NOTE 19 — INCOME TAXES

The following table presents the U.S. and non-U.S. components of income/ (loss) before (benefit)/ provision for income taxes:

Income (Loss) From Continuing Operations Before Benefit (Provision) for Income Taxes (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
U.S. operations	$157.5	$227.6	$270.3
Non-U.S. operations	(136.6)	(41.6)	(25.8)
Income from continuing operations before benefit / (provision) for income taxes	$20.9	$186.0	$244.5

Item 8:  Financial Statements and Supplementary Data

178    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The (benefit) provision for income taxes is comprised of the following:

(Benefit) Provision for Income Taxes (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Current U.S. federal income tax provision	$0.3	$0.3	$0.9
Deferred U.S. federal income tax provision / (benefit)	906.9	(566.3)	(412.4)
Total federal income tax (benefit) / provision	907.2	(566.0)	(411.5)
Current state and local income tax provision	14.6	5.8	6.9
Deferred state and local income tax (benefit) / provision	1.8	(21.0)	2.0
Total state and local income tax (benefit) / provision	16.4	(15.2)	8.9
Total non-U.S. income tax provision	90.8	82.4	1.2
Total (benefit) / provision for income taxes	$1,014.4	$(498.8)	$(401.4)
Continuing operations	$203.5	$(538.0)	$(432.4)
Discontinued operations	810.9	39.2	31.0
Total (benefit) / provision for income taxes	$1,014.4	$(498.8)	$(401.4)

A reconciliation from the U.S. Federal statutory rate to the Company’s actual effective income tax rate is as follows:

Percentage of Pretax Income Years Ended December 31 (dollars in millions)

	Effective Tax Rate
	2016			2015			2014
Continuing Operations	Pretax Income	Income tax expense (benefit)	Percent of pretax income	Pretax Income	Income tax expense (benefit)	Percent of pretax Income	Pretax Income	Income tax expense (benefit)	Percent of pretax income
Federal income tax rate	$20.9	$7.3	35.0%	$186.0	$65.1	35.0%	$244.5	$85.6	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit	–	21.0	101.0	–	(10.8)	(5.9)	–	6.3	2.6
Non-deductible goodwill	–	126.2	606.6	–	8.3	4.5	–	–	–
Domestic tax credits	–	(18.1)	(87.0)	–	(7.5)	(4.0)	–	–	–
Lower tax rates applicable to non-U.S. earnings	–	(10.3)	(49.6)	–	0.6	0.3	–	(15.9)	(6.5)
International income subject to U.S. tax	–	29.2	140.3	–	42.1	22.6	–	33.1	13.5
Unrecognized tax expense (benefit)	–	(14.4)	69.3	–	4.5	2.4	–	(269.2)	(110.1)
Deferred income taxes on international unremitted earnings	–	41.8	200.7	–	30.2	16.2	–	(7.9)	(3.2)
Valuation allowances	–	14.7	70.6	–	(693.8)	(373.0)	–	(264.8)	(108.3)
International tax settlements	–	(0.6)	(2.7)	–	(3.5)	(1.9)	–	(1.1)	(0.5)
Other	–	6.7	32.4	–	26.8	14.6	–	1.5	0.7
Effective Tax Rate — Continuing operations		$203.5	978.0%		$(538.0)	(289.2)%		$(432.4)	(176.8)%
Discontinued Operation
Federal income tax rate	$145.5	$50.9	35.0%	$349.2	$122.2	35.0%	$474.4	$166.0	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit	–	(9.5)	(6.5)	–	0.6	0.2	–	2.6	0.6
Non-deductible penalties	–	16.6	11.4	–	–	–	–	–	–
Lower tax rates applicable to non-U.S. earnings	–	(110.8)	(76.1)	–	(89.3)	(25.6)	–	(82.3)	(17.3)
International income subject to U.S. tax	–	16.7	11.5	–	8.1	2.3	–	10.3	2.2
Deferred income taxes on international unremitted earnings		847.3	582.1		–	–		–	–
Valuation Allowances	–	–	–	–	–	–	–	(64.0)	(13.5)
Other	–	(0.3)	(0.3)	–	(2.4)	(0.7)	–	(1.6)	(0.5)
Effective Tax Rate — Discontinued operation		$810.9	557.1%		$39.2	11.2%		$31.0	6.5%
Total Effective Tax Rate		$1,014.4	609.7%		$(498.8)	(93.2)%		$(401.4)	(55.8)%

CIT ANNUAL REPORT 2016    179

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities are presented below:

Components of Deferred Income Tax Assets and Liabilities (dollars in millions)

	December 31,
	2016	2015
Deferred Tax Assets:
Net operating loss (NOL) carry forwards	$2,528.3	$2,414.8
Basis difference in loans	281.4	291.6
Provision for credit losses	185.7	164.3
Accrued liabilities and reserves	274.9	196.5
FSA adjustments — aircraft and rail contracts	24.2	27.1
Deferred stock-based compensation	34.5	46.1
Domestic tax credits	40.5	14.5
Other	79.1	96.0
Total gross deferred tax assets	3,448.6	3,250.9
Deferred Tax Liabilities:
Operating leases	(1,818.5)	(1,486.5)
Loans and direct financing leases	(100.3)	13.3
Basis difference in mortgage backed securities	(100.0)	(145.4)
Basis difference in federal home loan bank stock	(28.1)	(33.0)
Non-U.S. unremitted earnings	(1,032.6)	(145.9)
Unrealized foreign exchange gains	(27.7)	(47.3)
Goodwill and intangibles	(116.7)	(123.8)
Other	(21.6)	(35.0)
Total deferred tax liabilities	(3,245.5)	(2,003.6)
Total net deferred tax asset before valuation allowances	203.1	1,247.3
Less: Valuation allowances	(278.4)	(340.8)
Net deferred tax asset (liability) after valuation allowances	$(75.3)	$906.5

Net Operating Loss Carry-forwards

CIT’s reorganization in 2009 constituted an ownership change under Section 382 of the Internal Revenue Code, which placed an annual dollar limit on the use of the remaining pre-bankruptcy NOLs. In general, the Company’s annual limitation on use of pre-bankruptcy NOLs is approximately $265 million per annum. NOLs arising in post-emergence years are not subject to this limitation absent another ownership change as defined by Section 382. The OneWest Transaction created no further annual dollar limit under Section 382.

As of December 31, 2016, CIT has deferred tax assets (“DTAs”) from continuing operations totaling $2.5 billion on its global NOLs. This includes: (1) a DTA of $2.1 billion relating to its cumulative U.S. federal NOLs of $6.0 billion; (2) DTAs of $0.4 billion relating to cumulative state NOLs of $8.0 billion, including amounts of reporting entities that file in multiple jurisdictions, and (3) DTAs of $58 million relating to cumulative non-U.S. NOLs of $195 million.

Of the $6.0 billion U.S. federal NOLs, approximately $2.8 billion relate to the pre-emergence bankruptcy period and are subject to the Section 382 limitation discussed above, of which approximately $1.5 billion is no longer subject to the limitation. There was an increase in the U.S. federal NOLs from the prior year as a result of a taxable loss for the current year, primarily due to one-time costs associated with the termination of the Canadian TRS along with accelerated tax depreciation on the operating lease portfolios. The U.S. federal NOLs will expire beginning in 2027 through 2036. Approximately $120 million of state NOLs will expire in 2017. While most of the non-U.S. NOLs have no expiration date, a small portion will expire over various periods, including an insignificant amount expiring in 2017.

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

Item 8:  Financial Statements and Supplementary Data

180    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Additionally, during 2014, the Company reduced the U.S. federal and state valuation allowances in the normal course as the Company recognized U.S. taxable income. This taxable income reduced the DTA on NOLs, and, when combined with a concurrent increase in net deferred tax liabilities, which are mainly related to accelerated tax depreciation on the operating lease portfolios, resulted in a reduction in the net DTA and corresponding reduction in the valuation allowance. This net reduction was further offset by favorable IRS audit adjustments and the favorable resolution of an uncertain tax position related to the computation of cancellation of debt income (“CODI”) coming out of the 2009 bankruptcy, which resulted in adjustments to the NOLs. As of December 31, 2014, the Company retained a valuation allowance of $1.0 billion against its U.S. net DTAs, of which approximately $0.7 billion was against its DTA on the U.S. federal NOLs and $0.3 billion was against its DTA on the U.S. state NOLs.

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

During 2016, Management updated the Company’s long term forecast of future U.S. federal taxable income incorporating recent actions including its decision to sell Commercial Air, which is targeted to close by the end of the first quarter of 2017. The updated forecasts continue to support no valuation allowance on the U.S. federal DTAs on NOLs but valuation allowance of $240 million was retained on U.S. state DTAs on certain NOLs as of December 31, 2016.

The Company maintained a valuation allowance of $39 million against certain non-U.S. reporting entities’ net DTAs at December 30, 2016, down from $91 million at December 31, 2015. In January 2016, the Company sold its U.K. equipment finance business. Thus, there was a reduction of approximately $70 million to the respective U.K. reporting entities’ net DTAs along with their associated valuation allowances. During the third quarter of 2016, the Company established $16 million valuation allowance on the China reporting entities’ net DTAs. In the evaluation process related to the net DTAs of the Company’s other international reporting entities, uncertainties surrounding the future international business operations have made it challenging to reliably project future taxable income. Management will continue to assess the forecast of future taxable income as the business plans for these international reporting entities evolve and evaluate potential tax planning strategies to utilize these net DTAs.

The Company’s ability to recognize DTAs will be evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize our DTAs, valuation allowances may be adjusted accordingly.

CIT ANNUAL REPORT 2016    181

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indefinite Reinvestment Assertion

As of December 31, 2016, the Company decided to no longer assert that it would indefinitely reinvest the unremitted earnings of its Commercial Air business. Up until the fourth quarter of 2016, the Company had been pursuing a possible sale or non-taxable spin-off of this business. However, on October 6, 2016, it entered into a definitive sale agreement with Avolon to sell the business. As a result of this signed agreement, the Company moved its Commercial Air business into discontinued operations, thus triggering a change in the Company’s intent to indefinitely reinvest its unremitted earnings.

Additionally, during the fourth quarter of 2016, Management determined that it could no longer assert its intent to indefinitely reinvest its unremitted earnings in the remaining subsidiaries in Canada. As a result of the sale of the Canadian Equipment Finance and Corporate Finance businesses in 2016, Management reviewed the activities and capital structure of the remaining entities in Canada with the objective of creating and maintaining maximum flexibility. Therefore, the Company can no longer assert the intent to indefinitely reinvestment its unremitted earnings in Canada.

As of December 31, 2016, Management no longer asserts its intent to indefinitely reinvest the unremitted earnings of any of its international subsidiaries and as a result increased the U.S. Federal and State deferred income tax liabilities by $838 million and increased its deferred tax liabilities for international withholding taxes by $49 million. The net change in the U.S. Federal and State deferred income tax liabilities included $847 million of deferred tax liabilities, with the associated income tax expense allocated to discontinued operations, related to the change in assertion with respect to the Commercial Air business, which are expected to reverse at the closing of the Commercial Air sale transaction. The net change in the deferred tax liabilities also included $54 million for the establishment of deferred tax liabilities for withholding and income taxes due to Management’s decision to no longer assert its intent to indefinitely reinvest its unremitted earnings in Canada. As of December 31, 2016, the Company has a deferred tax liability of $1.0 billion for U.S. and non-U.S. taxes associated with the potential future tax on the undistributed earnings of non-U.S. subsidiaries.

Liabilities for Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (dollars in millions)

	Liabilities for Unrecognized Tax Benefits	Interest / Penalties	Grand Total
Balance at December 31, 2015	$46.7	$18.0	$64.7
Additions for tax positions related to current years	2.7	0.8	3.5
Additions for tax positions related to prior years	0.9	1.7	2.6
Reductions for tax positions of prior years	(8.2)	(7.6)	(15.8)
Income Tax Audit Settlements	(4.0)	(0.6)	(4.6)
Expiration of statutes of limitations	(2.0)	(0.8)	(2.8)
Foreign currency revaluation	0.3	0.2	0.5
Balance at December 31, 2016	$36.4	$11.7	$48.1

During the year ended December 31, 2016, the Company recorded a net $16.6 million reduction on uncertain tax positions, including interest, penalties, and net of a $0.5 million increase attributable to foreign currency revaluation. The majority of the net reduction related to a $7 million decrease resulting from the resolution of certain tax matters by the tax authorities on certain prior year non-U.S. income tax returns.

During the year ended December 31, 2016, the Company recognized $6.3 million net income tax expense relating to interest and penalties on its uncertain tax positions, net of a $0.2 million increase attributable to foreign currency translation. The change in balance is mainly related to the interest and penalties associated with the above mentioned uncertain tax position taken on certain prior-year non-U.S. income tax returns. As of December 31, 2016, the accrued liability for interest and penalties is $11.7 million. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

The entire $48.1 million of unrecognized tax benefits including interest and penalties at December 31, 2016 would lower the Company’s effective tax rate, if realized. The Company believes that the total unrecognized tax benefits before interest and penalties may decrease, in the range of $0 to $5 million, from resolution of open tax matters, settlements of audits, and the expiration of various statutes of limitations prior to
December 31, 2017.

Income Tax Audits

On February 13, 2015, the Company and the Internal Revenue Service (IRS) concluded the audit examination of the Company’s U.S. federal income tax returns for the taxable years ended December 31, 2008 through December 31, 2010. The audit settlement resulted in no additional regular or alternative minimum tax liability. The Company has not received notification from the IRS of commencement of a new exam.

On January 27, 2016 and June 13, 2016, the Company and the IRS concluded the audit examination of IMB Holdco LLC, the parent company of OneWest Bank, and its subsidiaries, which was acquired on August 3, 2015 by CIT, for taxable years ended

Item 8:  Financial Statements and Supplementary Data

182    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and December 31, 2013, respectively. The audit settlement resulted in no additional regular or alternative minimum tax liability but resulted in a significant cash tax refund, which was reflected in the acquisition date balance sheet.

IMB Holdco LLC and its subsidiaries are also under examination by the California Franchise Tax Board (“FTB”) for tax years 2009 through 2013. The FTB has completed its audit of the 2009 return and has issued a notice of proposed assessment. The Company, working with its outside advisors, is currently in negotiations to agree to a final Closing Agreement that would settle all outstanding issues for 2009 through 2013. The Company expects final resolution and favorable settlement of the issues in 2017. The issues raised by California were anticipated by the Company, and the Company believes it has provided adequate reserves in accordance with ASC 740 for any potential adjustments.

The Company and its subsidiaries are under examination in various states, provinces and countries for years ranging from 2004 through 2015. Management does not anticipate that these examination results will have any material financial impact.

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

The Company’s largest plan is the CIT Group Inc. Retirement Plan (the “Plan”), which accounts for 81% of the Company’s total pension projected benefit obligation at December 31, 2016.

The Company also maintains a U.S. noncontributory supplemental retirement plan, the CIT Group Inc. Supplemental Retirement Plan (the “Supplemental Plan”), for participants whose benefit in the Plan is subject to Internal Revenue Code limitations, and an Executive Retirement Plan, which has been closed to new members since 2006. In aggregate, these two plans account for 18% of the total pension projected benefit obligation at December 31, 2016.

The Company amended the Plan and the Supplemental Plan to freeze benefits earned, and future service cost accruals and credits for services have been discontinued under both plans. However, accumulated balances under the cash balance formula continue to receive periodic interest, subject to certain government limits. The interest credit was 2.61%, 2.55%, and 3.63% for the years ended December 31, 2016, 2015, and 2014, respectively.

As of December 31, 2016, all Plan participants are vested in both plans. Upon termination or retirement, participants under the “cash balance” formula have the option of receiving their benefit in a lump sum, deferring their payment to age 65 or converting their vested benefit to an annuity. Traditional formula participants can only receive an annuity upon a qualifying retirement.

Postretirement Benefits

CIT provides healthcare and life insurance benefits to eligible retired employees. U.S. retiree healthcare and life insurance benefits account for 38% and 58% of the total postretirement benefit obligation, respectively. For most eligible retirees, healthcare is contributory and life insurance is non-contributory. The U.S. retiree healthcare plan pays a stated percentage of most medical expenses, reduced by a deductible and any payments made by the government and other programs. The U.S. retiree healthcare benefit includes a maximum limit on CIT’s share of costs for employees who retired after January 31, 2002. All postretirement benefit plans are funded on a pay-as-you-go basis.

The Company amended CIT’s postretirement benefit plans to discontinue benefits, which reduced future service cost accruals. CIT no longer offers retiree medical, dental and life insurance benefits to those who did not meet the eligibility criteria for these benefits by December 31, 2013. Employees who met the eligibility requirements for retiree health insurance by December 31, 2013 will be offered retiree medical and dental coverage upon retirement. To receive retiree life insurance, employees must have met the eligibility criteria for retiree life insurance by, and must have retired from CIT on or before, December 31, 2013.

CIT ANNUAL REPORT 2016    183

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Obligations and Funded Status

The following tables set forth changes in benefit obligation, plan assets, funded status and net periodic benefit cost of the retirement plans and postretirement plans:

Obligations and Funded Status (dollars in millions)

	Retirement Benefits		Post-Retirement Benefits
	2016	2015	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$445.5	$463.6	$35.1	$38.6
Service cost	0.1	0.2	–	–
Interest cost	17.1	16.9	1.4	1.4
Plan amendments, curtailments, and settlements	(1.8)	(2.4)	–	–
Actuarial (gain) / loss	4.7	(10.9)	0.2	(1.6)
Benefits paid	(21.8)	(21.3)	(3.6)	(4.9)
Other(1)	(0.2)	(0.6)	2.1	1.6
Benefit obligation at end of year	443.6	445.5	35.2	35.1
Change in plan assets
Fair value of plan assets at beginning of period	337.9	359.9	–	–
Actual return on plan assets	28.2	(12.3)	–	–
Employer contributions	13.2	12.8	1.5	3.3
Plan settlements	(1.8)	(1.1)	–	–
Benefits paid	(21.8)	(21.3)	(3.6)	(4.9)
Other(1)	(0.2)	(0.1)	2.1	1.6
Fair value of plan assets at end of period	355.5	337.9	–	–
Funded status at end of year(2)(3)	$(88.1)	$(107.6)	$(35.2)	$(35.1)

(1)	Consists of the following: plan participants’ contributions and currency translation adjustments.

(2)	These amounts were recognized as liabilities in the Consolidated Balance Sheet at December 31, 2016 and 2015.

(3)	Company assets of $86.1 million and $85.9 million as of December 31, 2016 and December 31, 2015, respectively, related to the non-qualified U.S. executive retirement plan obligation are not included in plan assets but related liabilities are in the benefit obligation.

During 2015, the Company entered into a buy-in/buy-out transaction in Germany with an insurance company that is expected to result in a full buy-out of the related pension plan in 2017. This contract did not meet the settlement requirements in ASC 715, Compensation — Retirement Benefits as of the year ended December 31, 2015 and resulted in a $1.2 million actuarial loss that is included in the net actuarial gain of $10.9 million as of December 31, 2015, as the plan’s pension liabilities were valued at their buy-in value basis. The loss has been recognized in the Statement of Income over the period from which the contract was entered in 2015 and during 2016. The total loss recognized in 2016 and 2015 was $1.3 million and $1.4 million, respectively. The remaining unamortized loss at December 31, 2016 of $0.2 million will be recognized in 2017 when full-settlement is expected to be met.

The accumulated benefit obligation for all defined benefit pension plans was $443.6 million and $445.5 million, at December 31, 2016 and 2015, respectively. Information for those defined benefit plans with an accumulated benefit obligation in excess of plan assets is as follows:

Defined Benefit Plans with an Accumulated Benefit Obligation in Excess of Plan Assets (dollars in millions)

	December 31,
	2016	2015
Projected benefit obligation	$437.4	$439.3
Accumulated benefit obligation	437.4	439.3
Fair value of plan assets	349.3	331.7

Item 8:  Financial Statements and Supplementary Data

184    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net periodic benefit cost and other amounts recognized in AOCI consisted of the following:

Net Periodic Benefit Costs and Other Amounts (dollars in millions)

	Retirement Benefits			Post-Retirement Benefits
	2016	2015	2014	2016	2015	2014
Service cost	$0.1	$0.2	$0.2	$–	$–	$–
Interest cost	17.1	16.9	20.2	1.4	1.4	1.6
Expected return on plan assets	(18.5)	(20.1)	(20.8)	–	–	–
Amortization of prior service cost	–	–	–	(0.5)	(0.5)	(0.5)
Amortization of net loss/(gain)	2.9	2.6	7.5	(0.7)	(0.3)	(0.7)
Settlement and curtailment (gain)/loss	–	–	2.9	–	–	–
Net periodic benefit cost (credit)	1.6	(0.4)	10.0	0.2	0.6	0.4
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss/(gain)	(5.0)	20.9	42.6	0.9	(1.5)	1.0
Amortization, settlement or curtailment recognition of net (loss)/gain	(2.9)	(2.6)	(10.4)	0.7	0.3	0.7
Amortization, settlement or curtailment recognition of prior service credit	–	–	–	0.5	0.5	0.5
Total recognized in OCI	(7.9)	18.3	32.2	2.1	(0.7)	2.2
Total recognized in net periodic benefit cost and OCI	$(6.3)	$17.9	$42.2	$2.3	$(0.1)	$2.6

The amounts recognized in AOCI during the year ended December 31, 2016 were net gains (before taxes) of $7.9 million for retirement benefits. The net gains (before taxes) included asset gains of $9.5 million, and gains of $5.7 million due to the adoption of the new Society of Actuaries’ improvement scale MP-2016 for the U.S. benefit plans. Additionally, $2.9 million of net loss was amortized from AOCI into net periodic benefit cost during 2016. These gains were partially offset by losses on retirement benefits of $10.2 million. The losses were primarily driven by a 25 basis point decrease in the U.S. benefit plans’ discount rate from 4.00% at December 31, 2015 to 3.75% at December 31, 2016. The estimated net loss for CIT’s retirement benefits that will be amortized from AOCI into net periodic benefit cost over the next fiscal year is $1.5 million.

The amounts recognized in AOCI for post-retirement benefits during the year ended December 31, 2016 were net losses (before taxes) of $2.1 million. This amount includes the net impact of assumption changes of $0.9 million, which is primarily driven by a 25 basis point decrease in the U.S. benefit plans’ discount rate from 4.00% at December 31, 2015 to 3.75% at December 31, 2016. Additionally, $1.2 million of net gains and prior service credits were amortized from AOCI into net periodic benefit cost. The estimated prior service credit and net gain for CIT’s post-retirement benefits that will be amortized from AOCI into net periodic benefit cost over the next fiscal year is $0.5 million and $0.8 million, respectively.

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

CIT ANNUAL REPORT 2016    185

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The weighted average assumptions used in the measurement of benefit obligations are as follows:

Weighted Average Assumptions

	Retirement Benefits		Post-Retirement Benefits
	2016	2015	2016	2015
Discount rate	3.73%	3.97%	3.75%	3.99%
Rate of compensation increases	–	–	(1)	(1)
Health care cost trend rate
Pre-65	(1)	(1)	6.50%	6.70%
Post-65	(1)	(1)	7.80%	8.20%
Ultimate health care cost trend rate	(1)	(1)	4.50%	4.50%
Year ultimate reached	(1)	(1)	2037	2037

The weighted average assumptions used to determine net periodic benefit costs are as follows:

Weighted Average Assumptions

	Retirement Benefits		Post-Retirement Benefits
	2016	2015	2016	2015
Discount rate	3.97%	3.74%	3.99%	3.74%
Expected long-term return on plan assets	5.68%	5.75%	(1)	(1)
Rate of compensation increases	0.00%	0.09%	(1)	(1)

(1)	Not applicable

Healthcare rate trends have a significant effect on healthcare plan costs. The Company uses both external and historical data to determine healthcare rate trends. An increase (decrease) of one-percentage point in assumed healthcare rate trends would increase (decrease) the postretirement benefit obligation by $0.7 million and ($0.7 million), respectively. The service and interest cost are not material.

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

The members of the Investment Committee are appointed by the CEO and shall continue until such member’s removal or resignation from the Investment Committee in accordance with the provisions of the charter.

There were no direct investments in equity securities of CIT or its subsidiaries included in pension plan assets in any of the years presented.

Plan investments are stated at fair value. Common stock traded on security exchanges as well as mutual funds, exchange traded funds and short term investment funds are valued at closing market prices. Such investments are considered Level 1 per ASC 820 fair value hierarchy. Investments in Common Collective Trusts and Alternative Investment Funds are carried at fair value based upon reported net asset values (”NAV“). ASU 2015-07 removes the requirements to categorize investments for which fair value is measured using the NAV per share as practical expedient from the fair value hierarchy.

There were no transfers of assets between Levels during 2016 and 2015. The tables below set forth asset fair value measurements.

Item 8:  Financial Statements and Supplementary Data

186    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements (dollars in millions)

December 31, 2016	Level 1	Level 2	Level 3	Not Classified[1]	Total Fair Value
Cash	$5.8	$–	$–	$–	$5.8
Mutual Fund	69.9	–	–	–	69.9
Exchange Traded Funds	26.1	–	–	–	26.1
Common Stock	16.0	–	–	–	16.0
Short Term Investment Fund, measured at NAV	1.4	–	–	–	1.4
Insurance Contracts, measured at NAV	–	–	6.1	–	6.1
Common Collective Trust, measured at NAV	–	–	–	195.2	195.2
Partnership, measured at NAV	–	–	–	8.6	8.6
Hedge Fund, measured at NAV	–	–	–	26.4	26.4
	$119.2	$–	$6.1	$230.2	$355.5
December 31, 2015
Cash	$1.7	$–	$–	$–	$1.7
Mutual Fund	67.9	–	–	–	67.9
Exchange Traded Funds	24.6	–	–	–	24.6
Common Stock	19.7	–	–	–	19.7
Short Term Investment Fund, measured at NAV	1.7	–	–	–	1.7
Insurance Contracts, measured at NAV	–	–	6.2	–	6.2
Common Collective Trust, measured at NAV	–	–	–	183.1	183.1
Partnership, measured at NAV	–	–	–	7.7	7.7
Hedge Fund, measured at NAV	–	–	–	25.3	25.3
	$115.6	$–	$6.2	$216.1	$337.9

(1)	These investments have been measured using the net asset value per share practical expedient and are not required to be classified in the table above, in accordance with ASU 2015-07.

The table below sets forth changes in the fair value of the Plan’s Level 3 assets for the year ended December 31, 2016:

Fair Value of Level 3 Assets (dollars in millions)

Insurance Contracts
December 31, 2015	$6.2
Realized and Unrealized losses	(0.1)
December 31, 2016	$6.1
Change in Unrealized Losses for investments still held at December 31, 2016	$(0.1)

Contributions

The Company’s policy is to make contributions so that they exceed the minimum required by laws and regulations, are consistent with the Company’s objective of ensuring sufficient funds to finance future retirement benefits and are tax deductible. CIT currently does not expect to have a required minimum contribution to the U.S. Retirement Plan during 2017. For all other plans, CIT currently expects to contribute $8.8 million during 2017.

Estimated Future Benefit Payments

The following table depicts benefits projected to be paid from plan assets or from the Company’s general assets calculated using current actuarial assumptions. Actual benefit payments may differ from projected benefit payments.

Projected Benefits (dollars in millions)

For the years ended December 31,	Retirement Benefits	Gross Postretirement Benefits	Medicare Subsidy Receipts
2017	$26.2	$3.0	$0.3
2018	26.4	3.0	0.3
2019	26.5	2.9	0.3
2020	28.5	2.8	0.3
2021	28.2	2.7	0.3
2022 – 2026	137.4	11.9	0.8

CIT ANNUAL REPORT 2016    187

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Savings Incentive Plan

CIT has a number of defined contribution retirement plans covering certain of its U.S. and non-U.S. employees designed in accordance with conditions and practices in the respective countries. The U.S. plan, which qualifies under section 401(k) of the Internal Revenue Code, is the largest and accounts for 94% of the Company’s total defined contribution retirement expense for the year ended December 31, 2016. Generally, employees may contribute a portion of their eligible compensation, as defined, subject to regulatory limits and plan provisions, and the Company matches these contributions up to a threshold. During 2015, the Board of Directors of the Company approved amendments to reduce the Company match on eligible contributions effective January 1, 2016. Participants are also eligible for an additional discretionary company contribution. The cost of these plans totaled $15.8 million, $19.0 million and $21.6 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Stock-Based Compensation

In February 2016, the Company adopted the CIT Group Inc. 2016 Omnibus Incentive Plan (the “2016 Plan”), which provides for grants of stock-based awards to employees, executive officers and directors, and replaced the Amended and Restated CIT Group Inc. Long-Term Incentive Plan (the “Prior Plan”). The number of shares of common stock that may be issued for all purposes under the 2016 Plan is (1) 5 million shares plus (2) the number of authorized Shares remaining available under the Prior Plan plus (3) the number of Shares relating to awards granted under the Prior Plan that subsequently are forfeited, expire, terminate or otherwise lapse or are settled for cash, in whole or in part, as provided by the 2016 Plan — 6,284,699 at December 31, 2016 (excludes the number of securities to be issued upon exercise of outstanding options and 3,286,786 shares underlying outstanding awards granted to employees and/or directors that are unvested and/or unsettled.) Currently under the 2016 Plan, the issued and unvested awards consist mainly of Restricted Stock Units (“RSUs”) and Performance Stock Units (“PSUs”).

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

Operating expenses includes $36.6 million of compensation expense related to equity-based awards granted to employees or members of the Board of Directors for the year ended December 31, 2016, including $36.4 million related to restricted and retention stock and unit awards and the remaining related to stock purchases. Compensation expense related to equity-based awards included $63.4 million in 2015 and $41.6 million in 2014. Total unrecognized compensation cost related to nonvested awards was $23.7 million at December 31, 2016. That cost is expected to be recognized over a weighted average period of 1.95 years.

Employee Stock Purchase Plan

In December 2010, the Company adopted the CIT Group Inc. 2011 Employee Stock Purchase Plan (the “ESPP”), which was approved by shareholders in May 2011. Eligibility for participation in the ESPP includes employees of CIT and its participating subsidiaries, except that any employees designated as highly compensated are not eligible to participate in the ESPP. The ESPP is available to employees in the United States and to certain international employees. Under the ESPP, CIT is authorized to issue up to 2,000,000 shares of common stock to eligible employees. Eligible employees can choose to have between 1% and 10% of their base salary withheld to purchase shares quarterly, at a purchase price equal to 85% of the fair market value of CIT common stock on the last business day of the quarterly offering period. The amount of common stock that may be purchased by a participant through the ESPP is generally limited to $25,000 per year. A total of 72,325, 46,770, and 31,497 shares were purchased under the plan in 2016, 2015 and 2014, respectively.

Restricted Stock Units and Performance Stock Units

Under the 2016 Plan, RSUs and PSUs are awarded at no cost to the recipient upon grant. RSUs are generally granted annually at the discretion of the Company, but may also be granted during the year to new hires or for retention or other purposes. RSUs granted to employees and members of the Board during 2016 and 2015 generally were scheduled to vest either one third per year for three years or 100% after three years. During 2015, retention RSUs scheduled to vest 100% after nine months were granted to certain key employees in connection with the acquisition of OneWest Bank. Beginning in 2014, RSUs granted to employees were also subject to performance-based vesting based on the Company’s pre-tax income results or beginning in 2016, for certain employees, a minimum Tier 1 Capital ratio. A limited number of vested stock awards are scheduled to remain subject to transfer restrictions through the first anniversary of the grant date for members of the Board who elected to receive stock in lieu of cash compensation for their retainer. Certain RSUs granted to directors, and in limited instances to employees, are designed to settle in cash and are accounted for as “liability” awards as prescribed by ASC 718. The values of these cash-settled RSUs are re-measured at the end of each reporting period until the award is settled.

Certain senior executives receive long-term incentive (LTI) awards, which are generally granted at the discretion of the Company annually in the form of Performance Share Units (PSUs). During 2016, The Company changed the mix of LTI awards to include 50% performance-based RSUs (described above) and 50% PSUs based on after-tax Return on Tangible Common Stockholder’s Equity (ROTCE). During 2015, LTI was awarded by the Company as two forms of PSUs.

The 2016 PSUs, “2016 PSUs- After-Tax ROTCE,” may be earned at the end of a three-year performance period (2016 — 2018) from 0% to 150% of target based on after-tax ROTCE. The first form of 2015 PSUs, “2015 PSUs-Return on Average Earnings Assets (ROA) / Earnings Per Share (EPS),” may also be earned at the end of a three-year performance period (2015 – 2017) from 0% to

Item 8:  Financial Statements and Supplementary Data

188    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

150% of target based on performance against two pre-established performance measures: fully diluted EPS (weighted 75%) and pre-tax ROA (weighted 25%). The second form of 2015 PSUs, “2015 PSUs-PreTax ROTCE,” are earned in each year during a three-year performance period (2015 – 2017) from 0% to a maximum of 150% of target based on pre-tax ROTCE as follows: (1) one-third based on the pre-tax ROTCE for the first year of the performance period; (2) one-third based on the average pre-tax ROTCE for the first two years of the performance period; and (3) one-third based on the three-year average ROTCE during the performance period. Performance measures for all PSU awards have a minimum threshold level of performance that must be achieved to trigger any payout; if the threshold level of performance is not achieved, then no portion of the PSU target will be payable.

The fair value of RSUs and PSUs that vested and settled in stock during 2016, 2015 and 2014 was $52.4 million, $56.2 million and $42.8 million, respectively. The fair value of RSUs that vested and settled in cash during 2016, 2015 and 2014 was $0.2 million, $0.2 million and $0.2 million, respectively.

The following tables summarize restricted stock and RSU activity for 2016 and 2015:

Stock and Cash — Settled Awards Outstanding

	Stock-Settled Awards		Cash-Settled Awards
December 31, 2016	Number of Shares	Weighted Average Grant Date Value	Number of Shares	Weighted Average Grant Date Value
Unvested at beginning of period	3,384,297	$45.55	9,623	$44.97
Vested / unsettled awards at beginning of period	39,626	40.46	–	–
PSUs — granted to employees	284,640	32.80	–	–
PSUs — incremental for performance above 2012-14 targets	19,938	42.21	–	–
RSUs — granted to employees	1,429,554	30.32	–	–
RSUs — granted to directors	38,957	33.37	7,496	33.35
Forfeited / cancelled	(276,627)	38.61	–	–
Vested / settled awards	(1,633,599)	45.28	(5,047)	44.83
Vested / unsettled awards	(243,335)	46.10	–	–
Unvested at end of period	3,043,451	$37.70	12,072	$37.81
December 31, 2015
Unvested at beginning of period	2,268,484	$44.22	6,353	$41.99
Vested / unsettled Stock Salary at beginning of period	25,255	40.38	1,082	39.05
PSUs — granted to employees	445,020	45.88	–	–
PSUs — incremental for performance above 2012-14 targets	102,881	45.88	–	–
RSUs — granted to employees	2,001,931	45.36	–	–
RSUs — granted to directors	28,216	46.22	6,166	46.42
Forfeited / cancelled	(173,903)	45.30	–	–
Vested / settled awards	(1,273,961)	42.50	(3,978)	40.85
Vested / unsettled Stock Salary Awards	(39,626)	40.46	–	–
Unvested at end of period	3,384,297	$45.55	9,623	$44.97

CIT ANNUAL REPORT 2016    189

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	December 31, 2016
	Due to Expire			December 31, 2015
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets	$1,003.6	$5,004.5	$6,008.1	$7,385.6
Letters of credit
Standby letters of credit	37.2	195.0	232.2	315.3
Other letters of credit	14.0	–	14.0	18.3
Guarantees
Deferred purchase agreements	2,060.5	–	2,060.5	1,806.5
Guarantees, acceptances and other recourse obligations	1.6	–	1.6	0.7
Purchase and Funding Commitments
Aerospace purchase commitments(1)	607.9	8,075.6	8,683.5	9,618.1
Rail and other purchase commitments	272.9	27.8	300.7	898.2

(1)	Aerospace purchase commitments are associated with Aerospace discontinued operations.

Discontinued operations

The Aerospace purchase commitments in the table above are associated with Aerospace discontinued operations. Financing Commitments include HECM reverse mortgage loan commitments associated with Financial Freedom discontinued operations of $42 million at December 31, 2016 and $50 million at December 31, 2015. Financing Commitments also include commitments associated with the TC-CIT Aviation joint venture in Aerospace discontinued operations of $3 million at December 31, 2016 and $18 million at December 31, 2015.

Financing Commitments

Commercial

Financing commitments, referred to as loan commitments or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Included in the table above are commitments that have been extended to and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $572 million at December 31, 2016 and $859 million at December 31, 2015. Financing commitments also include credit line agreements to Business Capital clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, was $335 million at December 31, 2016 and $406 million at December 31, 2015. As financing commitments may not be fully drawn, may expire unused, may be reduced or cancelled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

The table above includes approximately $1.7 billion of undrawn financing commitments at both December 31, 2016 and December 31, 2015 for instances where the customer is not in compliance with contractual obligations or does not have adequate collateral to borrow against the unused facility, and therefore CIT does not have the contractual obligation to lend.

At December 31, 2016, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking segment.

The table above excludes uncommitted revolving credit facilities extended by Business Capital to its clients for working capital purposes. In connection with these facilities, Business Capital has the sole discretion throughout the duration of these facilities to determine the amount of credit that may be made available to its clients at any time and whether to honor any specific advance requests made by its clients under these credit facilities.

Consumer

In conjunction with the OneWest Transaction, the Company is committed to fund draws on certain reverse mortgages in conjunction with loss sharing agreements with the FDIC. The FDIC agreed to indemnify the Company for losses on the first $200 million of draws that occur subsequent to the date OneWest Bank originally purchased the applicable loans. In addition, the FDIC agreed to fund any other draws in excess of the $200 million. The Company’s net exposure for loan commitments on the reverse mortgage draws on those purchased loans was $55 million at December 31, 2016 and $48 million at December 31, 2015. See Note 5 — Indemnification Assets for further discussion on loss sharing agreements with the FDIC. In addition, as servicer of HECM loans, the Company is required to repurchase the loan out of the GNMA HMBS securitization pools once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount.

Also included was the Company’s commitment to fund draws on certain home equity lines of credit (“HELOCs”). Under the

Item 8:  Financial Statements and Supplementary Data

190    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table above includes $1,962 million and $1,720 million of DPA credit protection at December 31, 2016 and December 31, 2015, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $99 million and $87 million available under DPA credit line agreements, net of the amount of DPA credit protection provided at December 31, 2016 and December 31, 2015, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $6.1 million and $4.4 million at December 31, 2016 and December 31, 2015, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of commercial aircraft and rail equipment.

Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”) and The Boeing Company (“Boeing”). CIT may also commit to purchase an aircraft directly from an airline. Aerospace equipment purchases are contracted for specific models, using baseline aircraft specifications at fixed prices, which reflect discounts from fair market purchase prices prevailing at the time of commitment. The delivery price of an aircraft may change depending on final specifications. Equipment purchases are recorded at the delivery date. The estimated commitment amounts in the preceding table are based on contracted purchase prices, including estimated contractual cost escalations, reduced for pre-delivery payments to date and exclude buyer furnished equipment selected by the lessee. Prior to obtaining a lease commitment and lessee aircraft specifications, cost escalation is based upon an average delivery date by aircraft type and order, which ranges from 0 to 21 months from estimated future delivery date. When a lessee commitment is obtained, cost escalation is based on the expected delivery date. Pursuant to existing contractual commitments, 128 aircraft remain to be purchased from Airbus and Boeing at December 31, 2016. Aircraft deliveries are scheduled periodically through 2020. Commitments exclude unexercised options to order additional aircraft.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers. At December 31, 2016, approximately 2,400 railcars remain to be purchased from manufacturers with deliveries through 2018. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

Other purchase commitments primarily relate to Equipment Finance.

Other Commitments

The Company has commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments were $62 million at December 31, 2016 and $16 million at December 31, 2015. These commitments are payable on demand and are recorded in Other liabilities.

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

CIT ANNUAL REPORT 2016    191

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $55 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2016. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

Those Litigation matters for which an estimate is not reasonably possible or as to which a loss does not appear to be reasonably possible, based on current information, are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

The foregoing statements about CIT’s Litigation are based on the Company’s judgments, assumptions, and estimates and are necessarily subjective and uncertain. The Company has several hundred threatened and pending judicial, regulatory and arbitration proceedings at various stages. Several of the Company’s significant Litigation matters are described below.

BRAZILIAN TAX MATTER

Banco Commercial Investment Trust do Brasil S.A. (“Banco CIT”), CIT’s Brazilian bank subsidiary, was sold in a stock sale in the fourth quarter of 2015, thereby transferring the legal liabilities of Banco CIT to the buyer. Under the terms of the stock sale, CIT remains liable for indemnification to the buyer for any losses resulting from certain Imposto Sobre Circulaco de Mercadorias e Servicos (“ICMS”) tax appeals relating to disputed local tax assessments on leasing services and importation of equipment (the “ICMS Tax Appeals”).

Notices of infraction were issued to Banco CIT relating to the payment of Imposto sobre Circulaco de Mercadorias e Servicos (“ICMS”) taxes charged by Brazilian states in connection with the importation of equipment. The state of São Paulo claims that Banco CIT should have paid it ICMS taxes for tax years 2006 – 2009 because Banco CIT, the purchaser, was located in São Paulo. Instead, the ICMS taxes were paid to the state of Espirito Santo where the imported equipment arrived. A regulation issued by São Paulo in December 2013 reaffirms a 2009 agreement by São Paulo to conditionally recognize ICMS tax payments made to Espirito Santo. An assessment related to taxes paid to Espirito Santo was upheld in a ruling issued by the administrative court in May 2014. That ruling has been appealed. Another assessment related to taxes paid to Espirito Santo remains pending. Petitions seeking São Paulo’s recognition of the taxes paid to Espirito Santo have been filed in a general amnesty program. In conjunction with the stock sale, the Company posted a letter of credit in the amount of 71 million Reais ($22 million USD) to secure the indemnity obligation for the ICMS Tax Appeals.

HUD OIG INVESTIGATION

In 2009, OneWest Bank acquired the reverse mortgage loan portfolio and related servicing rights of Financial Freedom Senior Funding Corporation, including HECM loans, from the FDIC as Receiver for IndyMac Federal Bank. HECM loans are insured by the FHA, and administered by HUD. Subject to certain requirements, the loans acquired from the FDIC are covered by indemnification agreements. In addition, Financial Freedom is the servicer of HECM loans owned by third party investors. Beginning in the third quarter of 2015, the Office of the Inspector General for HUD (the “HUD OIG”), served a series of subpoenas on the Company regarding HECM loans. The subpoenas request documents and other information related to Financial Freedom’s HECM loan origination and servicing business, including the curtailment of interest payments on HECM insurance claims. The Company continues to cooperate with the investigation and is engaged in discussions with the HUD OIG regarding resolution of the matter. We do not expect the outcome of the investigation to have a material adverse effect on the Company’s financial condition or results of operations in light of existing reserves.

Forward Mortgage Obligations

As owner and servicer of forward residential mortgage loans, the Company is exposed to contingent obligations for breaches of servicer and other contractual obligations as set forth in industry regulations, in servicing agreements and other agreements with the applicable counterparties, such as the FDIC, Fannie Mae and other third party investors.

The Company has established reserves for contingent liabilities associated with continuing forward mortgage operations. While the Company believes that such accrued liabilities are adequate, management currently estimates the aggregate range of reasonably possible losses as up to $5 million in excess of established reserves and insurance, if any, as of December 31, 2016. This estimate is based on information currently available as of December 31, 2016. The obligations underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

Indemnification Obligations

In connection with the OneWest acquisition, CIT assumed the obligation to indemnify Ocwen Loan Servicing, LLC (“Ocwen”) against certain claims that may arise from servicing errors which are deemed attributable to the period prior to June 2013, when OneWest sold its servicing business to Ocwen, such as repurchase demands, non-recoverable servicing advances and compensatory fees imposed by the GSEs for servicer delays in completing the foreclosure process within the prescribed

Item 8:  Financial Statements and Supplementary Data

192    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

timeframe established by the servicer guides or agreements, exclusive of losses or repurchase obligations and certain agency fees, and which are limited to an aggregate amount of $150 million and expire three years from closing (February 28, 2017). Ocwen is responsible for liabilities arising from servicer obligations following the service transfer date because substantially all risks and rewards of ownership have been transferred; except for certain Agency fees or loan repurchase amounts. As of December 31, 2016, the cumulative indemnification obligation totaled approximately $56 million, which reduced the Company’s $150 million maximum potential indemnity obligation to Ocwen. Because of the uncertainty in the ultimate resolution and estimated amount of the indemnification obligation, it is reasonably possible that the obligation could exceed the Company’s recorded liability by up to approximately $25 million as of December 31, 2016.

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

Mortgage Servicing Consent Orders

As a result of CIT Group Inc.’s acquisition of OneWest Bank, CIT (as successor to IMB Holdco LLC) is subject to a Consent Order with the FRB related to residential mortgage servicing operations. The original consent order was entered into with IMB Holdco LLC and the Office of Thrift Supervision in April 2011. Following IMB Holdco’s conversion to a bank holding company the Consent Order was amended in March 2014 to name the FRB as the appropriate regulator to administer the Order. A similar Consent Order had been entered into with the OCC, but in July 2015, immediately prior to completion of CIT’s acquisition of OneWest Bank the OCC terminated its Consent Order. However, the FRB continued its Consent Order in place and oversight was transferred to the Federal Reserve Board New York and CIT succeeded to the Consent Order obligations. The FRB’s Consent Order remains outstanding although improvements required by the Consent Order have been implemented including the completion of an Independent Foreclosure Review in 2014, resulting in approximately $12.7 million of remediation payments being made payable to borrowers.

NOTE 23 — LEASE COMMITMENTS

Lease Commitments

The following table presents future minimum rental payments under non-cancellable long-term lease agreements for premises and equipment at December 31, 2016:

Future Minimum Rentals (dollars in millions)

Years Ended December 31,
2017	$49.3
2018	46.6
2019	44.8
2020	38.7
2021	27.0
Thereafter	77.4
Total	$283.8

The future minimum rentals in the table above includes $3.8 million ($1.4 million for 2017) associated with discontinued operations.

In addition to fixed lease rentals, leases generally require payment of maintenance expenses and real estate taxes, both of which are subject to escalation provisions. Minimum payments include $57.7 million ($14.2 million for 2017) which will be recorded against the facility exiting liability when paid and therefore will not be recorded as rental expense in future periods. Minimum payments have not been reduced by minimum sublease rentals of $48.4 million due in the future under non-cancellable subleases which will be recorded against the facility exiting liability when received. See Note 27 — “Severance and Facility Exiting Liabilities” for the liability related to closing facilities.

Rental expense for premises and equipment, was as follows. The 2015 balances include five months of activity related to OneWest Bank.

	Years Ended December 31,
(dollars in millions)	2016	2015(1)	2014(1)
Premises	$42.1	$28.7	$16.9
Equipment	1.7	1.8	2.3
Total	$43.8	$30.5	$19.2

(1)	In preparing the year-end financial statements as of December 31, 2016, the Company discovered and corrected an immaterial error impacting the amount of rental expense disclosed in the table above which resulted in decreases to rental expense of $6 million and $4 million for the years ended December 31, 2015 and December 31, 2014, respectively.

NOTE 24 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the third quarter of 2015, Strategic Credit Partners Holdings LLC (the “JV”), a joint venture between CIT Group Inc. (“CIT”) and TPG Special Situations Partners (“TSSP”), was formed. The JV extends credit in senior-secured, middle-market corporate term loans, and, in certain circumstances, is a participant to such loans. Participation could be in corporate loans originated by CIT. The JV may acquire other types of loans, such as subordinate corporate loans, second lien loans, revolving loans, asset backed loans and real estate loans. During the year ended December 31, 2016, loans of $122.8 million were sold to the joint venture. CIT also maintains an equity interest of 10% in the JV, and our investment was $5.4 million and $4.6 million at December 31, 2016 and 2015, respectively.

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

CIT ANNUAL REPORT 2016    193

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

aggregate value of $226 million in the year ended December 31, 2015. There were no aircraft sold to TC-CIT Aviation for the year ended December 31, 2016. In 2016, servicing fees of $9.8 million were billed by CIT to TC-CIT Aviation for the year ended December 31, 2016. CIT also made and maintains a minority equity investment in TC-CIT Aviation in the amount of approximately $81 million and $50 million, which is included in discontinued operations at December 31, 2016 and 2015, respectively. CTL made and maintains a majority equity interest in the joint venture and is a lender to the companies. See Note 31 — Subsequent Events for announced sale of the Company’s ownership stake in TC-CIT Aviation.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in these entities were entered into in the ordinary course of business. Other assets included approximately $220 million and $175 million at December 31, 2016, and 2015, respectively, of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

The combination of investments in and loans to non-consolidated entities represents the Company’s maximum exposure to loss, as the Company does not provide guarantees or other forms of indemnification to non-consolidated entities.

As of December 31, 2016 and 2015, a wholly-owned subsidiary of the Company subserviced loans for a related party with unpaid principal balances of $7.6 million, and $204.5 million, respectively. During 2016, substantially all of the serviced loans were sold to a third party.

NOTE 25 — BUSINESS SEGMENT INFORMATION

Management’s Policy in Identifying Reportable Segments

CIT’s reportable segments are primarily based upon industry categories, geography, target markets and customers served, and, to a lesser extent, the core competencies relating to product origination, distribution methods, operations and servicing and the nature of their regulatory environment. This segment reporting is reflective of the Company’s internal reporting structure and is consistent with the presentation of financial information to the chief operating decision maker.

Summary of Changes to Reportable Segments

Due to changes in our business, our segments have been realigned since our 2015 Annual Report. As of December 31, 2016, CIT manages its business and reports its financial results in three operating segments: Commercial Banking, Consumer Banking, and Non-Strategic Portfolios (“NSP”), and a non-operating segment, Corporate and Other.

The following summarizes changes to our segment reporting from December 31, 2015. All prior period data presented in this Annual Report on Form 10-K were conformed to reflect the following changes

-	Commercial Banking (formerly North America Banking or “NAB”) no longer includes the Consumer Banking division or the Canadian Corporate and Equipment Finance business. Commercial Banking is comprised of Commercial Finance, Real Estate Finance, and Business Capital. Business Capital includes the former Equipment Finance and Commercial Services divisions, which had been discrete divisions in the year ago filing. In the fourth quarter of 2016 we further realigned our segments and included Rail as a fourth division. Also part of the fourth quarter realignment, Commercial Finance includes the Maritime Finance portfolio along with the remaining Commercial Air loans not part of discontinued operations. Rail, Maritime Finance and Commercial Air loans not part of discontinued operations were all part of the former Transportation Finance Segment.
-	Transportation Finance (formerly Transportation & International Finance or “TIF”) no longer exists as a separate business segment. In our initial realignment early in 2016, we transferred the international business in China and the U.K. to NSP, such that Transportation Finance was then comprised of three divisions, Aerospace (composed of Commercial Air and Business Air), Rail and Maritime Finance. Based on the definitive sale agreement with respect to Commercial Air that we executed on October 6, 2016, the activity of the Commercial Air business that is subject to the sale agreement, as well as activity associated with the Business Air assets, are reported as discontinued operations. As mentioned above, Rail, Maritime Finance and commercial air loans not part of discontinued operations were transferred to Commercial Banking.
-	Consumer Banking includes Legacy Consumer Mortgages (the former LCM segment) and Other Consumer Banking divisions that were included in the former NAB segment (Retail Banking, Consumer Lending, and SBA Lending).
-	NSP includes businesses that we no longer consider strategic and as of December 31, 2016, essentially all of the remaining portfolio was in China. Historic data also includes businesses and portfolios that have been sold, in countries such as Canada, the U.K., Mexico, and Brazil.

Types of Products and Services

Commercial Banking consists of four divisions. Through its Commercial Finance, Real Estate Finance, and Business Capital divisions, Commercial Banking provides lending, leasing and other financial and advisory services, primarily to small and middle-market companies across select industries. Business Capital also provides factoring, receivables management products and secured financing to the retail supply chain. The fourth division, Rail, provides equipment leasing and secured financing to the rail industry. Revenue is generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities, capital markets transactions and banking services, commissions earned on factoring and related activities, and to a lesser extent, interest and dividends on investments. Revenue is also generated from gains on asset sales.

Consumer Banking includes Other Consumer Banking and Legacy Consumer Mortgages.

Other Consumer Banking offers mortgage loans, deposits and private banking services to its consumer customers. The division offers jumbo residential mortgage loans and conforming residential mortgage loans, primarily in Southern California. Mortgage loans are originated directly through leads generated from the

Item 8:  Financial Statements and Supplementary Data

194    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

retail branch network, private bankers, the commercial business units, as well as indirectly through institutional intermediaries. Mortgage lending includes product specialists, internal sales support and origination processing, structuring and closing. Retail banking is the primary deposit gathering business of CIT Bank and operates through 70 retail branches in Southern California and an online direct channel. We offer a broad range of deposit and lending products to meet the needs of our customers, including: checking, savings, certificates of deposit, residential mortgage loans, and fiduciary services. The division also originates qualified Small Business Administration (“SBA”) 504 loans (generally, the financing provides growing small businesses with long-term, fixed-rate financing for major fixed assets, such as land and building) and 7(a) (generally, for purchase/refinance of owner occupied commercial real estate, working capital, acquisition of inventory, machinery, equipment, furniture, and fixtures, the refinance of outstanding debt subject to any program guidelines, and acquisition of businesses, including partnership buyouts).

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

NSP includes businesses and portfolios that we no longer consider strategic. The China portfolio was predominately the remaining operation at December 31, 2016. Historic data will also include other businesses and portfolios that have been sold, such as Canada, the U.K., Mexico, and Brazil.

On a limited basis, the remaining businesses offer equipment financing, secured lending and leasing and advisory services to small and middle-market businesses and all the portfolios were included in assets held for sale at December 31, 2016.

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

CIT ANNUAL REPORT 2016    195

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Profit and Assets

The following table presents segment data. The 2015 include results of OneWest Bank’s operations for approximately five months compared to a full year in 2016.

Segment Pre-tax Income (Loss) (dollars in millions)

For the year ended December 31, 2016	Commercial Banking	Consumer Banking	Non-Strategic Portfolios	Corporate & Other	Total CIT
Interest income	$1,287.9	$420.8	$80.8	$122.0	$1,911.5
Interest expense	(519.1)	(10.2)	(47.2)	(176.7)	(753.2)
Provision for credit losses	(183.1)	(11.7)	0.1	–	(194.7)
Rental income on operating leases	1,020.0	–	11.6	–	1,031.6
Other income	293.8	40.0	52.1	(235.3)	150.6
Depreciation on operating lease equipment	(261.1)	–	–	–	(261.1)
Maintenance and other operating lease expenses	(213.6)	–	–	–	(213.6)
Goodwill impairment	(34.8)	(319.4)	–	–	(354.2)
Operating expenses / loss on debt extinguishment	(761.6)	(380.9)	(42.2)	(111.3)	(1,296.0)
Income (loss) from continuing operations before (provision) benefit for income taxes	$628.4	$(261.4)	$55.2	$(401.3)	$20.9
Select Period End Balances
Loans	$22,562.3	$6,973.6	$–	$–	$29,535.9
Credit balances of factoring clients	(1,292.0)	–	–	–	(1,292.0)
Assets held for sale	357.7	68.2	210.1	–	636.0
Operating lease equipment, net	7,486.1	–	–	–	7,486.1
For the year ended December 31, 2015
Interest income	$1,029.1	$176.1	$184.8	$55.2	$1,445.2
Interest expense	(481.4)	(24.9)	(121.4)	(103.7)	(731.4)
Provision for credit losses	(143.7)	(8.7)	(6.2)	–	(158.6)
Rental income on operating leases	981.4	–	36.7	–	1,018.1
Other income	302.6	5.4	(96.8)	(61.6)	149.6
Depreciation on operating lease equipment	(218.3)	–	(10.9)	–	(229.2)
Maintenance and other operating lease expenses	(185.1)	–	–	–	(185.1)
Operating expenses / loss on debt extinguishment	(727.4)	(158.4)	(123.9)	(112.9)	(1,122.6)
Income (loss) from continuing operations before (provision) benefit for income taxes	$557.2	$(10.5)	$(137.7)	$(223.0)	$186.0
Select Period End Balances
Loans	$23,332.4	$7,186.3	$–	$–	$30,518.7
Credit balances of factoring clients	(1,344.0)	–	–	–	(1,344.0)
Assets held for sale	435.1	45.1	1,577.5	–	2,057.7
Operating lease equipment, net	6,851.7	–	–	–	6,851.7

Item 8:  Financial Statements and Supplementary Data

196    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Pre-tax Income (Loss) (dollars in millions) (continued)

For the year ended December 31, 2014	Commercial Banking	Consumer Banking	Non-Strategic Portfolios	Corporate & Other	Total CIT
Interest income	$845.8	$–	$295.6	$14.2	$1,155.6
Interest expense	(441.9)	–	(218.4)	(54.8)	(715.1)
Provision for credit losses	(73.3)	–	(30.9)	(0.2)	(104.4)
Rental income on operating leases	896.0	–	53.6	–	949.6
Other income	327.7	–	(27.5)	(36.3)	263.9
Depreciation on operating lease equipment	(201.0)	–	(28.8)	–	(229.8)
Maintenance and other operating lease costs	(171.7)	–	–	–	(171.7)
Operating expenses / loss on debt extinguishment	(642.3)	–	(180.9)	(80.4)	(903.6)
Income (loss) from continuing operations before (provisions) benefit for income taxes	$539.3	$–	$(137.3)	$(157.5)	$244.5
Select Period End Balances
Loans	$16,727.8	$–	$1,532.8	$–	$18,260.6
Credit balances of factoring clients	(1,622.1)	–	–	–	(1,622.1)
Assets held for sale	43.7	–	782.8	–	826.5
Operating lease equipment, net	5,937.1	–	43.8	–	5,980.9

Geographic Information

The following table presents information by major geographic region based upon the location of the Company’s legal entities.

Geographic Region (dollars in millions)

		Total Assets(1)	Total Revenue from continuing operations	(Loss) income from continuing operations before (provision) benefit for income taxes	(Loss) income from continuing operations before attribution of noncontrolling interests
U.S.	2016	$53,252.9	$2,755.6	$157.5	$99.3
	2015	$55,491.1	$2,084.5	$227.6	$876.7
	2014	$34,924.8	$1,713.5	$270.3	$730.9
Europe	2016	$8,575.7	$139.7	$(189.2)	$(246.8)
	2015	$8,351.8	$125.0	$(227.6)	$(304.6)
	2014	$7,898.7	$192.5	$(209.2)	$(221.6)
Other foreign	2016	$2,341.6	$198.4	$52.6	$(35.1)
	2015	$3,549.0	$403.4	$186.0	$151.9
	2014	$4,932.0	$463.1	$183.4	$167.6
Total consolidated	2016	$64,170.2	$3,093.7	$20.9	$(182.6)
	2015	$67,391.9	$2,612.9	$186.0	$724.0
	2014	$47,755.5	$2,369.1	$244.5	$676.9
(1)	Includes Assets of discontinued operation of $13,220.7 million at December 31, 2016, $13,059.6 million at December 31, 2015 and $12,493.7 million at December 31, 2014.

CIT ANNUAL REPORT 2016    197

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26 — GOODWILL AND INTANGIBLE ASSETS

The following table summarizes goodwill balances by segment. Total goodwill for prior periods has not changed; however, goodwill balances allocated to the segments have been updated from amounts originally reported due to the changes to the segments as described in Note 25 — Business Segment Information.

Goodwill (dollars in millions)

	Commercial Banking	Consumer Banking	Non-Strategic Portfolios	Total
December 31, 2014	$403.3	$–	$29.0	$432.3
Additions	288.8	374.2	–	663.0
Other activity(1)	(3.1)	–	(29.0)	(32.1)
December 31, 2015(2)	689.0	374.2	–	1,063.2
Impairment(3)	(34.8)	(319.4)	–	(354.2)
Other Activity(4)	(12.0)	(11.6)	–	(23.6)
December 31, 2016	$642.2	$43.2	$–	$685.4

(1)	Includes adjustments related to transfer to held for sale and foreign exchange translation.

(2)	In preparing the interim financial statements for the quarter ended June 30, 2016, the Company discovered and corrected an immaterial error impacting the December 31, 2015 goodwill allocation among Consumer Banking and Commercial Banking in the amount of $23.2 million. The reclassification had no impact on the Company’s Balance Sheet and Statements of Income or Cash Flows for any period.

(3)	The impairment charges exclude goodwill impairment recorded upon transfer of assets to held for sale of $4 million and $15 million for the years ended December 31, 2016 and 2015, respectively.

(4)	Includes measurement period adjustments related to the OneWest transaction, as described below, and foreign exchange translation.

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

The 2015 addition relates to the OneWest Transaction. On August 3, 2015 CIT acquired 100% of IMB HoldCo LLC, the parent company of OneWest Bank. The purchase price was approximately $3.4 billion and the acquired assets and liabilities were recorded during the third quarter 2015 at their estimated fair value as of the acquisition date resulting in $598 million of goodwill recorded in the third quarter of 2015, which was ultimately adjusted to $642.5 million as a result of measurement period adjustments. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows (that may reflect collateral values), market conditions and other future events that are highly subjective in nature and may require adjustments, which can be updated throughout the year following the acquisition. Subsequent to the acquisition, management continued to review information relating to events or circumstances existing at the acquisition date. This review resulted in adjustments to the acquisition date valuation amounts, which decreased the goodwill balance from $663 million as of December 31, 2015, to $642.5 million as of the end of the measurement period in the third quarter of 2016. Prior to the impairment charge of $319.4 million taken during the fourth quarter of 2016, as discussed below, $362.6 million of the goodwill balance was associated with the Consumer Banking business segment. The remaining goodwill was allocated to the Commercial Finance and Real Estate Finance reporting units in Commercial Banking. Additionally, intangible assets of approximately $165 million were recorded relating mainly to the valuation of core deposit intangibles, trade name and customer relationships, as detailed in the table below.

The table above does not include approximately $136 million of goodwill that was transferred to discontinued operations as a result of the movement of the Commercial Air and Business Air businesses to discontinued operations.

Once goodwill has been assigned, it no longer retains its association with a particular event or acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of goodwill.

In accordance with ASC 350, Intangibles — Goodwill and other, goodwill is assessed for impairment at least annually, or more often if events or circumstances have changed significantly from the annual test date that would indicate a potential reduction in the fair value of the reporting unit below its carrying value. CIT defines its reporting units as Commercial Finance, Real Estate Finance, Equipment Finance, Commercial Services, Rail and Consumer Banking.

The Company performs its annual goodwill impairment test during the fourth quarter of each year or more often if events or circumstances have changed significantly from the annual test date, utilizing data as of September 30 to perform the test.

Item 8:  Financial Statements and Supplementary Data

198    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, during the fourth quarter of 2016, the Company performed its annual goodwill impairment test.

ASC 350 requires a two-step impairment test to be used to identify potential goodwill impairment and to measure the amount of goodwill impairment. Companies can also choose to perform qualitative assessments to conclude on whether it is more likely or not that a company’s carrying amount including goodwill is greater than its fair value, commonly referred to as Step 0, before applying the two-step approach.

For 2016, we performed the first step (“Step 1”) of the analysis for all Reporting Units (RUs), including Commercial Finance, Commercial Services, Equipment Finance, Rail, Real Estate Finance and Consumer Banking.

Fair Value

Determining the value of the RU’s as part of the Step 1 analysis involves significant judgment. For Step 1, the Company used a combination of the Income Approach (i.e. discounted cash flow method) and the Market Approach (i.e. Guideline Public Company (GPC) and, where applicable, Guideline Merged and Acquired Company (GMAC) methods) to determine the fair value.

In the application of the Income Approach, the Company determined the fair value of the RU using a discounted cash flow (DCF) analysis. The DCF model uses earnings projections and respective capitalization assumptions based on three-year financial plans approved by the Board of Directors. Beyond the initial three-year period, the projections converge toward a constant long-term growth rate of up to 3% based on the projected revenues of the RU, as well as expectations for the development of gross domestic product and inflation, which are captured in the terminal value. Estimating future earnings and capital requirements involves judgment and the consideration of past and current performance and overall macroeconomic and regulatory environments.

The cash flows determined based on the process described above are discounted to their present value. The discount rate (cost of equity) applied is comprised of a risk-free interest rate, an equity risk premium, a size premium and a factor covering the systematic market risk (RU-specific beta) and, where applicable, accompany specific risk premiums. The values for the factors applied are determined primarily using external sources of information. The RU-specific betas are determined based on a group of peer companies. The discount rates applied to the RU’s ranged from 10% to 12.5%.

In our application of the market approach, for the GPC Method, the Company applied market based multiples derived from the stock prices of companies considered by management to be comparable to each of the RUs, to various financial metrics for each of the Reporting Units, as determined applicable to those reporting units, including tangible book or book value, earnings and projected earnings. In addition, the Company applied a 25% control premium based on our review of transactions observable in the market place that we determined were comparable. The control premium is management’s estimate of how much a market participant would be willing to pay over the market fair value for control of the business.

With respect to the application of the GMAC method, the Company used actual prices paid in merger and acquisition transactions for similar public and private companies in the banking industry. The multiples were then applied to relevant financial metrics of the RUs.

A weighting is ascribed to each of the results of the Income and Market approaches to determine the concluded fair value of each RU. The weighting is judgmental and is based on the perceived level of appropriateness of the valuation methodology for each specific RU.

Estimating the fair value of reporting units involves the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions change from those expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

Carrying Amount

The carrying amount of the RUs is determined using a capital allocation methodology. The allocation uses the Company’s total equity at the date of valuation, which is allocated to each of the Company’s businesses, including the RUs, and to the other areas of the Company not included in the RUs. The allocation is informed by internal analysis and the current target regulatory capital of the Company, to determine the allocated capital.

Step 2

Based on the Step 1 review, as described above, the Company concluded that the carrying amount of the Consumer Banking and Commercial Services RUs exceeded their estimated fair value and thus the Company performed the second step (“Step 2”) to quantify the goodwill impairment, if any, for those two RUs. In this step, the estimated fair value for the RU is allocated to its respective assets and liabilities in order to determine an implied value of goodwill, in a manner similar to the calculations and approach performed in accounting for a business combination. Significant judgment and estimates are involved in the determination of the fair value of the assets (including intangible assets) and liabilities of the RUs, and therefore directly impact the fair value of the implied goodwill determined as part of Step 2.

Based on our assessments under both Step 1 and Step 2, the Company recorded an impairment of the Consumer Banking and Commercial Services RUs of $319.4 million and $34.8 million, respectively.

As described above, Consumer Banking’s goodwill was recorded in August of 2015 as a result of the OneWest Bank acquisition based upon a purchase price that reflected several factors, including the US taxable earnings that were expected to allow CIT to realize the benefit of the NOL prior to expiry. The acquisition resulted in total goodwill of $643 million, of which $363 million was allocated to Consumer Banking. The impairment of approximately $320 million in 2016 was primarily the result of lower forecasted earnings reflecting higher costs, in large part related to being a SIFI bank and higher internally allocated capital.

CIT ANNUAL REPORT 2016    199

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill for Commercial Services of approximately $40 million was attributed at the time of emergence from bankruptcy in 2009. Since then, the fundamentals of the factoring business have come under increasing pressure from a challenging retail environment and tighter pricing on factoring commissions. Although we have seen factoring volumes stabilize, we expect commissions to remain under pressure in comparison to their historical levels, and given the impact this has on our forecasted earnings, goodwill was impaired by $34.8 million.

Intangible Assets

The following table presents the gross carrying value and accumulated amortization for intangible assets, excluding fully amortized intangible assets.

Intangible Assets (dollars in millions)

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$126.3	$(25.4)	$100.9	$126.3	$(7.5)	$118.8
Trade names	27.4	(6.1)	21.3	27.4	(3.0)	24.4
Operating lease rental intangibles	7.6	(6.7)	0.9	9.6	(8.9)	0.7
Customer relationships	23.9	(7.1)	16.8	23.9	(3.2)	20.7
Other	2.1	(1.3)	0.8	2.1	(0.6)	1.5
Total intangible assets	$187.3	$(46.6)	$140.7	$189.3	$(23.2)	$166.1

The following table presents the changes in intangible assets:

Intangible Assets Rollforward (dollars in millions)

	Customer Relationships	Core Deposit Intangibles	Trade Names	Operating Lease Rental Intangibles	Other	Total
December 31, 2014	$6.8	$–	$6.9	$2.2	$0.5	$16.4
Additions(1)	16.6	126.3	20.1	–	1.7	164.7
Amortization(2)	(2.7)	(7.5)	(2.4)	(1.5)	(0.7)	(14.8)
Other(3)	–	–	(0.2)	–	–	(0.2)
December 31, 2015	$20.7	$118.8	$24.4	$0.7	$1.5	$166.1
Additions	–	–	–	1.8	–	1.8
Amortization(2)	(3.9)	(17.9)	(3.1)	(1.6)	(0.7)	(27.2)
December 31, 2016	$16.8	$100.9	$21.3	$0.9	$0.8	$140.7

(1)	Includes measurement period adjustments related to the OneWest Transaction.

(2)	Includes amortization recorded in operating expenses and operating lease rental income.

(3)	Includes foreign exchange translation.

The addition to intangible assets in 2015 reflects the OneWest Bank Transaction. The largest component related to the valuation of core deposits. Core deposit intangibles (“CDIs”) represent future benefits arising from non-contractual customer relationships (e.g., account relationships with the depositors) acquired from the purchase of demand deposit accounts, including interest and non-interest bearing checking accounts, money market and savings accounts. The Company’s CDI has a finite life and is amortized on a straight line basis over the estimated useful life of seven years. Amortization expense for the intangible assets is primarily recorded in Operating expenses.

Intangible assets prior to the OneWest Transaction included the operating lease rental intangible assets comprised of amounts related to net favorable (above current market rates) operating leases. The net intangible assets have been fully amortized by the end of 2016. The intangible assets also include approximately $7.7 million, net, related to the valuation of existing customer relationships and trade names recorded in conjunction with the acquisition of Direct Capital in 2014.

Accumulated amortization totaled $46.6 million at December 31, 2016. Projected amortization for the years ended December 31, 2017 through December 31, 2021, is approximately $25.5 million, $24.5 million, $23.7 million, $23.1 million, and $22.2 million, respectively.

Item 8:  Financial Statements and Supplementary Data

200    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27 — SEVERANCE AND FACILITY EXITING LIABILITIES

The following table summarizes liabilities (pre-tax) related to closing facilities and employee severance:

Severance and Facility Exiting Liabilities (dollars in millions)

	Severance		Facilities
	Number of Employees	Liability	Number of Facilities	Liability	Total Liabilities
December 31, 2014	47	$8.7	12	$23.7	$32.4
Additions and adjustments	74	38.7	2	1.6	40.3
Utilization	(68)	(10.5)	(6)	(6.2)	(16.7)
December 31, 2015	53	36.9	8	19.1	56.0
Additions and adjustments	165	28.6	5	(0.6)	28.0
Utilization	(183)	(62.3)	(2)	(3.4)	(65.7)
December 31, 2016	35	$3.2	11	$15.1	$18.3

CIT continued to implement various organization efficiency and cost reduction initiatives, such as our international rationalization activities and CIT announced a reorganization of management in the 2015 fourth quarter. The severance additions primarily relate to employee termination benefits incurred in conjunction with these initiatives. The facility additions primarily relate to location closings and consolidations in connection with these initiatives. These additions, along with charges related to accelerated vesting of equity and other benefits, were recorded as part of the $36.2 million and $58.3 million provisions for the years ended December 31, 2016 and 2015, respectively.

NOTE 28 — PARENT COMPANY FINANCIAL STATEMENTS

The following tables present the Parent Company only financial statements:

Condensed Parent Company Only Balance Sheets (dollars in millions)

	December 31, 2016	December 31, 2015
Assets:
Cash and deposits	$1,172.8	$1,014.5
Cash held at bank subsidiary	15.4	15.3
Investment securities	400.3	300.1
Receivables from nonbank subsidiaries	9,172.9	8,951.4
Receivables from bank subsidiaries	34.7	35.6
Investment in nonbank subsidiaries	3,597.4	4,989.7
Investment in bank subsidiaries	5,187.9	5,582.1
Goodwill	261.4	319.6
Other assets	2,217.7	2,158.9
Total Assets	$22,060.5	$23,367.2
Liabilities and Equity:
Borrowings	$10,599.0	$10,677.7
Liabilities to nonbank subsidiaries	907.9	1,029.9
Liabilities to bank subsidiaries	4.6	19.8
Other liabilities	546.3	695.1
Total Liabilities	$12,057.8	$12,422.5
Total Stockholders’ Equity	10,002.7	10,944.7
Total Liabilities and Equity	$22,060.5	$23,367.2

CIT ANNUAL REPORT 2016    201

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Income and Comprehensive Income (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Income
Interest income from nonbank subsidiaries	$488.3	$435.1	$560.3
Interest and dividends on interest bearing deposits and investments	2.7	3.2	1.4
Dividends from nonbank subsidiaries	399.9	630.3	526.8
Dividends from bank subsidiaries	223.0	459.2	39.4
Other income from subsidiaries	146.3	(138.8)	(62.4)
Other income	21.0	128.8	103.8
Total income	1,281.2	1,517.8	1,169.3
Expenses
Interest expense	(548.2)	(570.7)	(649.6)
Interest expense on liabilities to subsidiaries	(51.1)	(43.9)	(166.4)
Other expenses	(565.0)	(267.2)	(199.4)
Total expenses	(1,164.3)	(881.8)	(1,015.4)
Income before income taxes and equity in undistributed net income of subsidiaries	116.9	636.0	153.9
Benefit for income taxes	308.5	827.2	769.6
Income before equity in undistributed net income of subsidiaries	425.4	1,463.2	923.5
Equity in undistributed net income of bank subsidiaries	(349.8)	(265.1)	76.5
Equity in undistributed net income of nonbank subsidiaries	(923.6)	(164.0)	119.1
Net (loss) income	(848.0)	1,034.1	1,119.1
Other Comprehensive income (loss) income, net of tax	2.0	(8.2)	(60.3)
Comprehensive (loss) income	$(846.0)	$1,025.9	$1,058.8

Condensed Parent Company Only Statements of Cash Flows (dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net (loss) income	$(848.0)	$1,034.1	$1,119.1
Equity in undistributed earnings of subsidiaries	650.4	429.1	(195.6)
Other operating activities, net	47.1	(588.6)	(735.4)
Net cash flows (used in) provided by operations	(150.5)	874.6	188.1
Cash Flows From Investing Activities:
Decrease (increase) in investments and advances to subsidiaries	1,023.1	620.1	(92.6)
Acquisitions	–	(1,559.5)	–
Decrease (increase) in Investment securities and securities purchased under agreements to resell	(100.2)	1,454.1	342.3
Net cash flows provided by investing activities	922.9	514.7	249.7
Cash Flows From Financing Activities:
Proceeds from the issuance of term debt	–	–	991.3
Repayments of term debt	(359.5)	(1,256.7)	(1,603.0)
Repurchase of common stock	–	(531.8)	(775.5)
Dividends paid	(123.0)	(114.9)	(95.3)
Net change in advances (to) from subsidiaries	(131.5)	91.0	902.1
Net cash flows used in financing activities	(614.0)	(1,812.4)	(580.4)
Net (decrease) increase in unrestricted cash and cash equivalents	158.4	(423.1)	(142.6)
Unrestricted cash and cash equivalents, beginning of period	1,029.8	1,452.9	1,595.5
Unrestricted cash and cash equivalents, end of period	$1,188.2	$1,029.8	$1,452.9

Item 8:  Financial Statements and Supplementary Data

202    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 29 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents quarterly data:

Selected Quarterly Financial Data (dollars in millions)

	Unaudited
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
For the year ended December 31, 2016
Interest income	$474.1	$475.8	$478.7	$482.9
Interest expense	(178.3)	(188.3)	(191.6)	(195.0)
Provision for credit losses	(36.7)	(45.2)	(23.3)	(89.5)
Rental income on operating leases	252.2	254.3	261.0	264.1
Other income	(117.6)	83.6	99.8	84.8
Depreciation on operating lease equipment	(69.8)	(66.9)	(63.1)	(61.3)
Maintenance and other operating lease expenses	(57.5)	(56.6)	(50.6)	(48.9)
Goodwill impairment	(354.2)	–	–	–
Operating expenses	(341.3)	(302.8)	(309.3)	(330.1)
Loss on debt extinguishment and deposit redemption	(3.3)	(5.2)	(2.4)	(1.6)
Benefit (provision) for income taxes	6.6	(54.5)	(111.2)	(44.4)
(Loss) income from discontinued operations, net of taxes	(716.7)	37.3	(71.0)	85.0
Net (loss) income	$(1,142.5)	$131.5	$17.0	$146.0
Net (loss) income per diluted share	$(5.65)	$0.65	$0.08	$0.72
For the year ended December 31, 2015
Interest income	$492.4	418.5	$269.5	$264.8
Interest expense	(197.6)	(193.3)	(168.8)	(171.7)
Provision for credit losses	(59.2)	(50.3)	(18.7)	(30.4)
Rental income on operating leases	255.9	259.5	255.1	247.6
Other income	21.7	24.9	51.2	51.8
Depreciation on operating lease equipment	(57.2)	(58.8)	(57.6)	(55.6)
Maintenance and other operating lease expenses	(53.9)	(49.0)	(42.6)	(39.6)
Operating expenses	(351.8)	(327.5)	(219.2)	(222.6)
Loss on debt extinguishment and deposit redemption	(1.1)	(0.3)	(0.1)	–
Benefit (provision) for income taxes	15.8	581.9	(36.9)	(22.8)
Income attributable to noncontrolling interest, after tax	–	–	–	0.1
Income from discontinued operation, net of taxes	75.0	72.0	81.9	81.1
Net income	$140.0	$677.6	$113.8	$102.7
Net income per diluted share	$0.70	$3.53	$0.65	$0.58

Presented below are “As Reported” and “As Revised” quarterly and year to date interim financial statements.

In preparing the financial statements for the quarter and year ended December 31, 2016, management identified errors that were not material to any individual prior period or to the full year Consolidated Statements of Income.

In evaluating the impact of errors within the interim financial statements, management considered the guidance set forth in SEC Staff Accounting Bulletin 99, Materiality (“SAB 99”), SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), and the FASB’s Accounting Standards Codification Topic 250 Accounting Changes and Error Corrections.

In assessing these errors, management concluded that the corrections did not, individually or in the aggregate, result in a material misstatement of the Company’s consolidated financial statements for any prior period.

Although the errors were not material individually or in the aggregate to any reporting period, Management has decided to record the errors in the applicable prior periods and revised the previously reported balances in the interim consolidated financial statements.

The Company will revise in subsequent quarterly filings on Form 10-Q its results for the quarters ended September 30, June 30, and March 31, 2016. As detailed in Note 30 — Revisions of Previously Reported Annual Financial Statements, revisions to previously reported Balance Sheet, Statements of Income and Statements of Cash Flows as of and for the years ended December 31, 2015 and 2014 are presented.

CIT ANNUAL REPORT 2016    203

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect the previously reported balances and revised amounts impacting the statements of operations, balance sheets, and statement of cash flows along with descriptions of the more significant corrections.

Balance Sheets

The revisions to the presented interim consolidated balance sheets were not significant in any period.

Consolidated Balance Sheets (dollars in millions) (unaudited)

	March 31, 2016		June 30, 2016		September 30, 2016
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Assets
Total cash and deposits	$7,489.4	$7,489.4	$7,435.5	$7,435.5	$6,752.5	$6,752.5
Investment securities	2,896.8	2,896.8	3,229.1	3,229.1	3,592.4	3,592.4
Assets held for sale(1)	1,487.4	1,487.4	1,639.1	1,639.1	1,406.7	1,406.7
Loans	30,953.5	30,948.7	30,104.2	30,093.8	29,906.8	29,897.0
Allowance for loan losses	(400.8)	(400.8)	(397.5)	(393.1)	(421.7)	(415.0)
Total loans, net of allowance for loan losses(1)	30,552.7	30,547.9	29,706.7	29,700.7	29,485.1	29,482.0
Operating lease equipment, net(1)	7,071.4	7,071.4	7,179.1	7,179.1	7,383.1	7,383.1
Indemnification assets	389.4	381.4	375.5	386.0	362.2	362.4
Unsecured counterparty receivable	556.3	556.3	570.2	570.2	560.2	560.2
Goodwill	1,060.0	1,060.0	1,044.1	1,044.1	1,043.7	1,043.7
Intangible assets	160.9	160.9	154.2	154.2	147.6	147.6
Other assets	2,481.6	2,485.4	2,406.0	2,407.4	2,258.6	2,277.1
Assets of discontinued operations	12,951.7	12,951.7	12,960.8	12,960.8	12,973.4	12,973.4
Total Assets	$67,097.6	$67,088.6	$66,700.3	$66,706.2	$65,965.5	$65,981.1
Liabilities
Deposits	$32,877.8	$32,877.8	$32,862.5	$32,862.5	$32,851.7	$32,851.7
Credit balances of factoring clients	1,361.0	1,361.0	1,215.2	1,215.2	1,228.9	1,228.9
Other liabilities	1,555.8	1,581.0	1,529.9	1,557.6	1,598.0	1,623.3
Borrowings	15,981.6	15,981.6	15,583.6	15,583.6	14,683.9	14,684.0
Liabilities of discontinued operations	4,195.1	4,195.1	4,384.4	4,394.0	4,365.5	4,388.3
Total Liabilities	55,971.3	55,996.5	55,575.6	55,612.9	54,728.0	54,776.2
Stockholders’ Equity
Common stock	2.1	2.1	2.1	2.1	2.1	2.1
Paid-in capital	8,739.4	8,739.4	8,749.8	8,749.8	8,758.2	8,758.2
Retained earnings	2,673.7	2,639.5	2,656.9	2,625.5	2,758.9	2,726.3
Accumulated other comprehensive loss	(117.4)	(117.4)	(107.6)	(107.6)	(104.2)	(104.2)
Treasury stock	(172.0)	(172.0)	(177.0)	(177.0)	(178.0)	(178.0)
Total Common Stockholders’ Equity	11,125.8	11,091.6	11,124.2	11,092.8	11,237.0	11,204.4
Noncontrolling minority interests	0.5	0.5	0.5	0.5	0.5	0.5
Total Equity	11,126.3	11,092.1	11,124.7	11,093.3	11,237.5	11,204.9
Total Liabilities and Equity	$67,097.6	$67,088.6	$66,700.3	$66,706.2	$65,965.5	$65,981.1

(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Item 8:  Financial Statements and Supplementary Data

204    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (dollars in millions) (unaudited) (continued)

Assets
Cash and interest bearing deposits, restricted	$242.5	$242.5	$213.8	$213.8	$237.5	$237.5
Assets held for sale	240.5	240.5	212.5	212.5	–	–
Total loans, net of allowance for loan losses	2,283.7	2,283.7	1,945.2	1,945.2	2,061.6	2,061.6
Operating lease equipment, net	791.8	791.8	785.3	785.3	780.6	780.6
Other	11.1	11.1	11.0	11.0	–	–
Assets of discontinued operations	3,168.1	3,369.1	3,069.4	3,267.7	2,973.7	3,223.8
Total Assets	$6,737.7	$6,938.7	$6,237.2	$6,435.5	$6,053.4	$6,303.5
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$1,696.8	$1,696.8	$1,487.9	$1,487.9	$1,196.5	$1,196.5
Liabilities of discontinued operations	2,021.5	2,021.5	1,926.4	1,926.4	1,864.7	1,864.7
Total Liabilities	$3,718.3	$3,718.3	$3,414.3	$3,414.3	$3,061.2	$3,061.2

Assets of the VIEs that are consolidated by the Company were revised primarily to include assets pledged to the underlying secured borrowing facilities that were omitted from this disclosure.

CIT ANNUAL REPORT 2016    205

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets (dollars in millions) (unaudited) (continued)

	March 31, 2015		June 30, 2015		September 30, 2015
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Assets
Total cash and deposits	$5,551.6	$5,551.6	$4,767.9	$4,767.9	$7,631.9	$7,631.9
Securities purchased under agreements to resell	450.0	450.0	750.0	750.0	100.0	100.0
Investment securities	1,347.4	1,347.4	1,692.9	1,692.9	3,618.8	3,618.8
Assets held for sale(1)	817.4	817.4	843.0	843.0	2,051.9	2,051.9
Loans	18,212.4	18,212.4	18,439.8	18,439.8	31,248.1	31,248.4
Allowance for loan losses	(340.2)	(340.2)	(334.9)	(334.9)	(320.9)	(320.9)
Total loans, net of allowance for loan losses(1)	17,872.2	17,872.2	18,104.9	18,104.9	30,927.2	30,927.5
Operating lease equipment, net(1)	6,063.8	6,065.1	6,292.9	6,292.9	6,493.0	6,493.0
Indemnification assets	–	–	–	–	465.0	462.9
Unsecured counterparty receivable	537.1	537.1	538.2	538.2	529.5	529.5
Goodwill	424.6	424.6	426.9	426.9	999.0	999.0
Intangible assets	14.8	14.8	14.1	14.1	194.8	194.8
Other assets	1,218.2	1,225.6	1,111.9	1,120.4	2,497.8	2,494.4
Assets of discontinued operations	11,997.7	11,996.4	12,002.4	12,002.4	12,510.1	12,510.1
Total Assets	$46,294.8	$46,302.2	$46,545.1	$46,553.6	$68,019.0	$68,013.8
Liabilities
Deposits	$16,739.9	$16,739.9	$17,256.3	$17,256.3	$32,317.0	$32,317.0
Credit balances of factoring clients	1,505.3	1,505.3	1,373.3	1,373.3	1,609.3	1,609.3
Other liabilities	1,308.4	1,327.7	1,304.6	1,326.4	1,968.7	1,988.7
Borrowings	14,243.6	14,243.6	14,098.2	14,098.2	17,043.8	17,043.8
Liabilities of discontinued operations	3,738.5	3,738.5	3,705.1	3,705.1	4,281.0	4,281.0
Total Liabilities	37,535.7	37,555.0	37,737.5	37,759.3	57,219.8	57,239.8
Stockholders’ Equity
Common stock	2.0	2.0	2.0	2.0	2.0	2.0
Paid-in capital	8,598.0	8,598.0	8,615.6	8,615.6	8,683.5	8,683.4
Retained earnings	1,692.3	1,680.4	1,781.1	1,767.7	2,443.4	2,414.6
Accumulated other comprehensive loss	(163.1)	(163.1)	(158.8)	(158.7)	(174.3)	(170.6)
Treasury stock	(1,370.6)	(1,370.6)	(1,432.8)	(1,432.8)	(155.9)	(155.9)
Total Common Stockholders’ Equity	8,758.6	8,746.7	8,807.1	8,793.8	10,798.7	10,773.5
Noncontrolling minority interests	0.5	0.5	0.5	0.5	0.5	0.5
Total Equity	8,759.1	8,747.2	8,807.6	8,794.3	10,799.2	10,774.0
Total Liabilities and Equity	$46,294.8	$46,302.2	$46,545.1	$46,553.6	$68,019.0	$68,013.8

(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Cash and interest bearing deposits, restricted	$340.2	$340.2	$309.2	$309.2	$302.5	$302.5
Assets held for sale	132.5	132.5	122.5	122.5	431.5	431.5
Total loans, net of allowance for loan losses	3,397.9	3,397.9	3,048.1	3,048.1	2,729.0	2,729.0
Operating lease equipment, net	945.0	945.0	938.1	938.1	929.2	929.2
Other	6.5	6.5	5.9	5.9	14.0	14.0
Assets of discontinued operations	3,361.6	3,481.5	3,301.1	3,515.1	3,260.1	3,465.6
Total Assets	$8,183.7	$8,303.6	$7,724.9	$7,938.9	$7,666.3	$7,871.8
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$2,620.1	$2,620.1	$2,443.1	$2,443.1	$2,425.1	$2,425.1
Liabilities of discontinued operations	2,281.6	2,281.6	2,220.8	2,220.8	2,159.4	2,159.4
Total Liabilities	$4,901.7	$4,901.7	$4,663.9	$4,663.9	$4,584.5	$4,584.5

Assets of the VIEs that are consolidated by the Company were revised primarily to include assets pledged to the underlying secured borrowing facilities that were omitted from this disclosure.

Item 8:  Financial Statements and Supplementary Data

206    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Income

The following table summarizes the revisions to the statement of income.

The most significant of the revision items related to two operating expense items, $25 million in sales taxes related to our Commercial Banking segment is now recorded in various quarters dating back to 2014, and a write-off of $8 million of servicing advances included in the Consumer Banking segment, mostly related to the third quarter of 2015.

In addition, approximately $3 million for each of the quarters ended March 31 and June 30, 2015, derivative-related expenses were included in interest expense, but are now included in other income.

In discontinued operations, $23 million recorded for curtailment reserves related to the mortgage servicing business was corrected and is now reflected in the third quarter of 2016.

Statement of Income (dollars in millions) (unaudited)

	Quarter Ended March 31, 2016		Quarter Ended June 30, 2016		Quarter Ended September 30, 2016
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Interest income
Interest and fees on loans	$448.5	$451.9	$448.3	$447.6	$440.6	$443.9
Other interest and dividends	30.9	31.0	31.2	31.1	31.9	31.9
Interest income	479.4	482.9	479.5	478.7	472.5	475.8
Interest expense
Interest on borrowings	(95.5)	(95.5)	(92.1)	(92.2)	(88.8)	(88.8)
Interest on deposits	(99.5)	(99.5)	(99.5)	(99.4)	(99.4)	(99.5)
Interest expense	(195.0)	(195.0)	(191.6)	(191.6)	(188.2)	(188.3)
Net interest revenue	284.4	287.9	287.9	287.1	284.3	287.5
Provision for credit losses	(89.5)	(89.5)	(23.3)	(23.3)	(45.2)	(45.2)
Net interest revenue, after credit provision	194.9	198.4	264.6	263.8	239.1	242.3
Non-interest income
Rental income on operating leases	264.0	264.1	261.1	261.0	254.3	254.3
Other income	85.0	84.8	99.8	99.8	77.4	83.6
Total non-interest income	349.0	348.9	360.9	360.8	331.7	337.9
Total revenue, net of interest expense and credit provision	543.9	547.3	625.5	624.6	570.8	580.2
Non-interest expenses
Depreciation on operating lease equipment	(61.3)	(61.3)	(63.1)	(63.1)	(66.9)	(66.9)
Maintenance and other operating lease expenses	(49.0)	(48.9)	(50.6)	(50.6)	(56.5)	(56.6)
Operating expenses	(325.1)	(330.1)	(313.9)	(309.3)	(304.3)	(302.8)
Loss on debt extinguishment and deposit redemption	(1.6)	(1.6)	(2.4)	(2.4)	(5.2)	(5.2)
Total other expenses	(437.0)	(441.9)	(430.0)	(425.4)	(432.9)	(431.5)
Income from continuing operations before provision for income taxes	106.9	105.4	195.5	199.2	137.9	148.7
Provision for income taxes	(45.0)	(44.4)	(109.8)	(111.2)	(56.8)	(54.5)
Income from continuing operations before attribution of noncontrolling interests	61.9	61.0	85.7	88.0	81.1	94.2
Income from continuing operations	61.9	61.0	85.7	88.0	81.1	94.2
Discontinued operations
Income (loss) from discontinued operations, net of taxes	$85.0	$85.0	$(71.6)	$(71.0)	$51.7	$37.3
Net income	$146.9	$146.0	$14.1	$17.0	$132.8	$131.5
Basic income per common share
Income from continuing operations	$0.31	$0.30	$0.42	$0.43	$0.40	$0.47
Income (loss) from discontinued operations, net of taxes	0.42	0.42	(0.35)	(0.35)	0.26	0.18
Basic income per common share	$0.73	$0.72	$0.07	$0.08	$0.66	$0.65
Diluted income per common share
Income from continuing operations	$0.31	$0.30	$0.42	$0.43	$0.40	$0.47
Income (loss) from discontinued operations, net of taxes	0.42	0.42	(0.35)	(0.35)	0.25	0.18
Diluted income per common share	$0.73	$0.72	$0.07	$0.08	$0.65	$0.65
Average number of common shares — (thousands)
Basic	201,394	201,394	201,893	201,893	202,036	202,036
Diluted	202,136	202,136	202,275	202,275	202,755	202,755

CIT ANNUAL REPORT 2016    207

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Income (dollars in millions) (unaudited)

	Quarter Ended March 31, 2015		Quarter Ended June 30, 2015		Quarter Ended September 30, 2015		Quarter Ended December 31, 2015
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Interest income
Interest and fees on loans	$254.8	$256.2	$257.2	$260.6	$395.6	$395.1	$463.7	$462.1
Other interest and dividends	8.6	8.6	8.9	8.9	23.4	23.4	30.3	30.3
Interest income	263.4	264.8	266.1	269.5	419.0	418.5	494.0	492.4
Interest expense
Interest on borrowings	(105.5)	(102.7)	(99.4)	(96.6)	(103.6)	(103.6)	(98.4)	(98.4)
Interest on deposits	(69.0)	(69.0)	(72.2)	(72.2)	(89.7)	(89.7)	(99.2)	(99.2)
Interest expense	(174.5)	(171.7)	(171.6)	(168.8)	(193.3)	(193.3)	(197.6)	(197.6)
Net interest revenue	88.9	93.1	94.5	100.7	225.7	225.2	296.4	294.8
Provision for credit losses	(30.4)	(30.4)	(18.7)	(18.7)	(51.9)	(50.3)	(57.6)	(59.2)
Net interest revenue, after credit provision	58.5	62.7	75.8	82.0	173.8	174.9	238.8	235.6
Non-interest income
Rental income on operating leases	247.4	247.6	255.1	255.1	259.5	259.5	255.9	255.9
Other income	56.1	51.8	57.4	51.2	31.4	24.9	18.1	21.7
Total non-interest income	303.5	299.4	312.5	306.3	290.9	284.4	274.0	277.6
Total revenue, net of interest expense and credit provision	362.0	362.1	388.3	388.3	464.7	459.3	512.8	513.2
Non-interest expenses
Depreciation on operating lease equipment	(55.5)	(55.6)	(57.6)	(57.6)	(58.8)	(58.8)	(57.2)	(57.2)
Maintenance and other operating lease expenses	(39.6)	(39.6)	(42.6)	(42.6)	(49.0)	(49.0)	(53.9)	(53.9)
Operating expenses	(221.0)	(222.6)	(216.7)	(219.2)	(318.3)	(327.5)	(343.9)	(351.8)
Loss on debt extinguishment and deposit redemption	–	–	(0.1)	(0.1)	(0.3)	(0.3)	(1.1)	(1.1)
Total other expenses	(316.1)	(317.8)	(317.0)	(319.5)	(426.4)	(435.6)	(456.1)	(464.0)
Income from continuing operations before benefit (provision) for income taxes	45.9	44.3	71.3	68.8	38.3	23.7	56.7	49.2
(Provision) benefit for income taxes	(23.5)	(22.8)	(37.9)	(36.9)	582.8	581.9	12.9	15.8
Income from continuing operations before attribution of noncontrolling interests	22.4	21.5	33.4	31.9	621.1	605.6	69.6	65.0
Loss attributable to noncontrolling interests, after tax	0.1	0.1	–	–	–	–	–	–
Income from continuing operations	22.5	21.6	33.4	31.9	621.1	605.6	69.6	65.0

Item 8:  Financial Statements and Supplementary Data

208    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Income (dollars in millions) (unaudited) (continued)

	Quarter Ended March 31, 2015		Quarter Ended June 30, 2015		Quarter Ended September 30, 2015		Quarter Ended December 31, 2015
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Discontinued operations
Income from discontinued operations, net of taxes	$81.2	$81.1	$81.9	$81.9	$72.0	$72.0	$74.9	$75.0
Net income	$103.7	$102.7	$115.3	$113.8	$693.1	$677.6	$144.5	$140.0
Basic income per common share
Income from continuing operations	0.13	$0.12	0.19	$0.18	3.26	$3.18	$0.35	$0.33
Income from discontinued operations, net of taxes	0.46	0.46	0.47	0.47	0.38	0.38	0.37	0.37
Basic income per common share	0.59	$0.58	0.66	$0.65	3.64	$3.56	$0.72	$0.70
Diluted income per common share
Income from continuing operations	0.13	$0.12	0.19	$0.18	3.24	$3.15	$0.35	$0.33
Income from discontinued operations, net of taxes	0.46	0.46	0.47	0.47	0.37	0.38	0.37	0.37
Diluted income per common share	0.59	$0.58	0.66	$0.65	3.61	$3.53	$0.72	$0.70
Average number of common shares — (thousands)
Basic	176,260	176,260	173,785	173,785	190,557	190,557	200,987	200,987
Diluted	177,072	177,072	174,876	174,876	191,803	191,803	201,376	201,376

    CIT ANNUAL REPORT 2016    209

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Income (dollars in millions) (unaudited) (continued)

	Six Months Ended June 30, 2016		Nine Months Ended September 30, 2016		Six Months Ended June 30, 2015		Nine Months Ended September 30, 2015
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Interest income
Interest and fees on loans	$896.8	$899.5	$1,337.4	$1,343.4	$512.0	$516.8	$907.6	$911.9
Other interest and dividends	62.1	62.1	94.0	94.0	17.5	17.5	40.9	40.9
Interest income	958.9	961.6	1,431.4	1,437.4	529.5	534.3	948.5	952.8
Interest expense
Interest on borrowings	(187.6)	(187.7)	(276.4)	(276.5)	(204.9)	(199.3)	(308.5)	(302.9)
Interest on deposits	(199.0)	(198.9)	(298.4)	(298.4)	(141.2)	(141.2)	(230.9)	(230.9)
Interest expense	(386.6)	(386.6)	(574.8)	(574.9)	(346.1)	(340.5)	(539.4)	(533.8)
Net interest revenue	572.3	575.0	856.6	862.5	183.4	193.8	409.1	419.0
Provision for credit losses	(112.8)	(112.8)	(158.0)	(158.0)	(49.1)	(49.1)	(101.0)	(99.4)
Net interest revenue, after credit provision	459.5	462.2	698.6	704.5	134.3	144.7	308.1	319.6
Non-interest income
Rental income on operating leases	525.1	525.1	779.4	779.4	502.5	502.7	762.0	762.2
Other income	184.8	184.6	262.2	268.2	113.5	103.0	144.9	127.9
Total non-interest income	709.9	709.7	1,041.6	1,047.6	616.0	605.7	906.9	890.1
Total revenue, net of interest expense and credit provision	1,169.4	1,171.9	1,740.2	1,752.1	750.3	750.4	1,215.0	1,209.7
Non-interest expenses
Depreciation on operating lease equipment	(124.4)	(124.4)	(191.3)	(191.3)	(113.1)	(113.2)	(171.9)	(172.0)
Maintenance and other operating lease expenses	(99.6)	(99.5)	(156.1)	(156.1)	(82.2)	(82.2)	(131.2)	(131.2)
Operating expenses	(639.0)	(639.4)	(943.3)	(942.2)	(437.7)	(441.8)	(756.0)	(769.3)
Loss on debt extinguishment and deposit redemption	(4.0)	(4.0)	(9.2)	(9.2)	(0.1)	(0.1)	(0.4)	(0.4)
Total other expenses	(867.0)	(867.3)	(1,299.9)	(1,298.8)	(633.1)	(637.3)	(1,059.5)	(1,072.9)
Income from continuing operations before benefit (provision) for income taxes	302.4	304.6	440.3	453.3	117.2	113.1	155.5	136.8
(Provision) benefit for income taxes	(154.8)	(155.6)	(211.6)	(210.1)	(61.4)	(59.7)	521.4	522.2
Income from continuing operations before attribution of noncontrolling interests	147.6	149.0	228.7	243.2	55.8	53.4	676.9	659.0
Loss attributable to noncontrolling interests, after tax	–	–	–	–	0.1	0.1	0.1	0.1
Income from continuing operations	147.6	149.0	228.7	243.2	55.9	53.5	677.0	659.1

Item 8:  Financial Statements and Supplementary Data

210    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Income (dollars in millions) (unaudited) (continued)

	Six Months Ended June 30, 2016		Nine Months Ended September 30, 2016		Six Months Ended June 30, 2015		Nine Months Ended September 30, 2015
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Discontinued operations
Income from discontinued operations, net of taxes	$13.4	$14.0	$65.1	$51.3	$163.1	$163.0	$235.1	$235.0
Net income	$161.0	$163.0	$293.8	$294.5	219.0	216.5	912.1	$894.1
Basic income per common share
Income from continuing operations	$0.73	$0.74	$1.14	$1.21	$0.32	$0.31	$3.76	$3.66
Income from discontinued operations, net of taxes	0.07	0.07	0.32	0.25	0.93	0.93	1.30	1.30
Basic income per common share	$0.80	$0.81	$1.46	$1.46	$1.25	$1.24	$5.06	$4.96
Diluted income per common share
Income from continuing operations	$0.73	$0.74	$1.13	$1.21	$0.32	$0.30	$3.73	$3.63
Income from discontinued operations, net of taxes	0.07	0.07	0.32	0.25	0.92	0.93	1.30	1.30
Diluted income per common share	$0.80	$0.81	$1.45	$1.46	$1.24	$1.23	$5.03	$4.93
Average number of common shares — (thousands)
Basic	201,647	201,647	201,775	201,775	175,019	175,019	180,300	180,300
Diluted	202,208	202,208	202,388	202,388	175,971	175,971	181,350	181,350

CIT ANNUAL REPORT 2016    211

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statements of Cash Flows

In evaluating the impact of errors within the statements of cash flows, management has considered the guidance set forth in SEC Staff Accounting Bulletin 99, Materiality (“SAB 99”), SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), and the FASB’s Accounting Standards Codification Topic 250 Accounting Changes and Error Corrections. In assessing the errors, inclusive of revision items not specific to the statement of cash flows, management concluded that the corrections did not, individually or in the aggregate, result in a material misstatement of the Company’s consolidated statements of cash flows for any of the prior periods.

The errors impacted various line items in the statements of cash flows. Specifically, the errors primarily related to the following:

•	Presentation of foreign exchange movement in the statement of cash flows. Revisions were made to reclassify the impact of foreign exchange rate movement which had previously been recorded in Change in loans, net within the investing section, to reflect this activity as reconciling from Net income to cash flows from operations, particularly movements relating to Increases (decreases) in other assets and other liabilities. Corrections were also recorded to reflect foreign exchange movements impacting Repayments of term debt and Net increase in deposits within the financing activities section. In addition, prior periods have been revised to separately disclose the Effect of exchange rate changes on cash and cash equivalents.
•	Inconsistently recording cash flows for lending activities based on original intent in the operations section. Instances were identified, in which activities related to loan syndication and loans designated as held for sale, remained in the investing section. For syndication activity, the original intent is to resell the loan; therefore, that activity should have been recorded in (Increase) decrease in finance receivables held for sale in the operations section, but the activity was recorded within Change in loans, net and Proceeds from asset and receivable sales within the investing section. In addition, when certain portfolios were designated as held for sale, only loan activities subsequent to the held for sale designation date (for example, new loan extensions and collections on the new loans), should have been recorded in (Increase) decrease in finance receivables held for sale in the operations section, however, all activity was recorded in the operations section. Amounts related to balances recorded prior to the designation as held for sale should have been recorded in Change in Loans, net.
•	The remaining errors related to various misclassifications between the changes in other assets or other liabilities line items in the operations section and various investing or financing lines.

Item 8:  Financial Statements and Supplementary Data

212    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Statement Changes (dollars in millions)

	2016
	Three Months Ended March 31		Six Months Ended June 30		Nine Months Ended September 30
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Cash Flows From Operations
Net income	$146.9	$146.0	$161.0	$163.0	$293.8	$294.5
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	99.3	99.3	127.4	127.4	173.6	173.6
Net depreciation, amortization and accretion	176.9	204.0	397.2	402.1	598.1	603.0
Net gains on equipment, receivable and investment sales	(8.5)	(4.9)	(40.6)	(43.4)	(58.6)	(68.8)
Provision for deferred income taxes	67.3	66.7	83.1	87.9	143.1	136.4
(Increase) decrease in finance receivables held for sale	347.1	233.4	244.3	244.3	168.1	168.1
Goodwill Impairment	–	–	–	4.2	–	4.2
Reimbursement of OREO expense from FDIC	4.6	0.9	4.4	4.4	3.1	3.1
(Increase) decrease in other assets	(77.2)	(44.2)	(4.3)	20.8	166.0	173.1
(Decrease) increase in accrued liabilities and payables	(190.4)	(301.6)	43.3	(31.0)	(5.8)	(68.6)
Net cash flows provided by operations	566.0	399.6	1,015.8	979.7	1,481.4	1,418.6
Cash Flows From Investing Activities
Changes in loans, net	(437.7)	(137.7)	(47.4)	94.5	316.8	520.9
Purchases of investment securities	(492.5)	(494.9)	(1,852.8)	(1,855.2)	(3,344.5)	(3,347.3)
Proceeds from maturities of investment securities	541.5	541.5	1,624.1	1,624.1	2,813.3	2,835.8
Proceeds from asset and receivable sales	455.9	422.1	838.5	784.4	1,182.5	1,094.9
Purchases of assets to be leased and other equipment	(298.4)	(362.0)	(899.0)	(935.8)	(1,382.8)	(1,420.2)
Net increase in short-term factoring receivables	(209.9)	(209.9)	(129.1)	(129.1)	(288.1)	(288.1)
Purchases of restricted stock	–	–	–	–	–	–
Proceeds from redemption of restricted stock	2.2	2.2	2.2	2.2	32.3	9.8
Payments to the FDIC under loss share agreements	(3.1)	(1.1)	(2.1)	(2.1)	(2.2)	(2.2)
Proceeds from the FDIC under loss share agreements and participation agreements	25.4	27.1	59.8	59.8	83.9	83.9
Proceeds from sales of other real estate owned, net of repurchases	36.6	36.6	72.7	72.7	103.3	103.3
Acquisition, net of cash received	–	–	–	–	–	–
Change in restricted cash	7.6	7.6	26.7	26.7	(22.4)	(22.4)
Net cash flows used in investing activities	(372.4)	(168.5)	(306.4)	(257.8)	(507.9)	(431.6)

CIT ANNUAL REPORT 2016    213

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Statement Changes (dollars in millions) (continued)

	2016
	Three Months Ended March 31		Six Months Ended June 30		Nine Months Ended September 30
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	$7.2	$4.1	$4.2	$8.5	$2.7	$10.1
Repayments of term debt	(470.2)	(502.3)	(905.2)	(915.3)	(1,320.0)	(1,332.2)
Proceeds from the issuance of FHLB Debt	551.0	551.0	1,645.5	1,645.5	1,645.5	1,645.5
Repayments of FHLB Debt	(552.3)	(552.3)	(1,768.0)	(1,768.0)	(2,324.9)	(2,324.9)
Net increase in deposits	114.2	114.2	102.6	102.6	80.9	91.5
Collection of security deposits and maintenance funds	70.1	70.1	168.5	168.5	270.9	260.3
Use of security deposits and maintenance funds	(30.8)	(30.8)	(58.3)	(58.3)	(118.2)	(118.2)
Repurchase of common stock	–	–	–	–	–	–
Dividends paid	(30.6)	(30.6)	(61.5)	(61.5)	(92.3)	(92.3)
Purchase of non-controlling interest	–	–	–	–	–	–
Payments on affordable housing investment credits	(4.3)	(4.3)	(8.1)	(8.1)	(8.4)	(8.4)
Net cash flows used in financing activities	(345.7)	(380.9)	(880.3)	(886.1)	(1,863.8)	(1,868.6)
Effect of exchange rate changes on cash and cash equivalents	–	(2.3)	–	(6.7)	–	(8.7)
Decrease in unrestricted cash and cash equivalents	(152.1)	(152.1)	(170.9)	(170.9)	(890.3)	(890.3)
Unrestricted cash and cash equivalents, beginning of period	7,470.6	7,470.6	7,470.6	7,470.6	7,470.6	7,470.6
Unrestricted cash and cash equivalents, end of period	$7,318.5	$7,318.5	$7,299.7	$7,299.7	$6,580.3	$6,580.3
Supplementary Cash Flow Disclosure
Interest paid	$(335.9)	$(338.0)	$(579.9)	(581.3)	$(902.9)	$(915.9)
Federal, foreign, state and local income taxes (paid) collected, net	(0.2)	(0.2)	(6.4)	(6.4)	49.9	49.9
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	833.4	833.4	1,528.3	1,528.3	2,020.5	2,020.5
Transfer of assets from held for sale to held for investment	61.1	61.1	76.8	76.8	91.0	91.0
Deposits on flight equipment purchases applied to acquisition of flight equipment, capitalized interest and buyer furnished equipment	–	29.4	179.9	179.9	210.4	210.4
Transfers of assets from held for investment to OREO	19.9	19.9	45.3	45.3	71.6	71.6
Issuance of common stock as consideration

Item 8:  Financial Statements and Supplementary Data

214    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Statement Changes (dollars in millions) (continued)

	2015
	Three Months Ended March 31		Six Months Ended June 30		Nine Months Ended September 30
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Cash Flows From Operations
Net income	$103.7	$102.7	$219.0	$216.5	$912.1	$894.1
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	34.6	34.6	53.0	53.0	102.9	102.9
Net depreciation, amortization and accretion	165.5	196.0	388.5	388.5	582.1	582.1
Net gains on equipment, receivable and investment sales	(29.2)	(25.9)	(45.6)	(41.4)	(63.2)	(45.8)
Provision for deferred income taxes	21.2	20.6	53.0	51.5	(563.6)	(564.4)
(Increase) decrease in finance receivables held for sale	(74.7)	(74.7)	(148.8)	(148.8)	(117.1)	(119.8)
Goodwill Impairment	–	–	–	–	29.0	15.0
Reimbursement of OREO expense from FDIC	–	–	–	–	2.2	2.2
(Increase) decrease in other assets	(46.8)	(86.6)	54.6	9.7	9.7	(95.6)
(Decrease) increase in accrued liabilities and payables	(41.7)	24.7	(169.4)	(49.9)	(100.4)	145.4
Net cash flows provided by operations	132.6	191.4	404.3	479.1	793.7	916.1
Cash Flows From Investing Activities
Changes in loans, net	(52.3)	(188.3)	(720.7)	(791.3)	(1,134.7)	(1,305.7)
Purchases of investment securities	(3,094.3)	(3,142.7)	(5,061.6)	(5,217.1)	(6,964.8)	(6,925.8)
Proceeds from maturities of investment securities	3,482.3	3,535.9	4,814.6	4,980.2	7,139.2	7,139.2
Proceeds from asset and receivable sales	544.9	537.5	781.9	760.2	1,427.7	1,373.9
Purchases of assets to be leased and other equipment	(408.2)	(445.5)	(973.6)	(980.9)	(1,859.1)	(1,862.2)
Net increase in short-term factoring receivables	(112.3)	(112.3)	91.7	91.7	(32.3)	(32.3)
Purchases of restricted stock	–	–	(2.7)	(2.7)	(128.9)	(128.9)
Proceeds from redemption of restricted stock	1.7	1.7	–	–	20.0	20.0
Payments to the FDIC under loss share agreements	–	–	–	–	(17.4)	(17.4)
Proceeds from the FDIC under loss share agreements and participation agreements	–	–	–	–	11.3	11.3
Proceeds from sales of other real estate owned, net of repurchases	–	–	–	–	24.2	24.2
Acquisition, net of cash received	–	–	–	–	2,521.2	2,521.2
Change in restricted cash	143.8	143.8	167.4	167.4	151.1	151.1
Net cash flows provided by (used in) investing activities	505.6	330.1	(903.0)	(992.5)	1,157.5	968.6

CIT ANNUAL REPORT 2016     215

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Statement Changes (dollars in millions) (continued)

	2015
	Three Months Ended March 31		Six Months Ended June 30		Nine Months Ended September 30
	As Reported	As Revised	As Reported	As Revised	As Reported	As Revised
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	519.8	519.8	956.8	956.8	1,606.5	1,606.5
Repayments of term debt	(2,126.9)	(2,074.5)	(3,020.0)	(2,814.8)	(3,700.3)	(3,634.7)
Proceeds from the issuance of FHLB Debt	–	–	64.1	64.1	5,164.1	5,164.1
Repayments of FHLB Debt	(167.9)	(167.9)	(3.5)	(171.4)	(5,168.8)	(5,168.8)
Net increase in deposits	908.4	916.8	1,412.5	1,421.4	1,943.1	1,960.8
Collection of security deposits and maintenance funds	255.5	74.6	137.7	137.7	236.1	236.1
Use of security deposits and maintenance funds	(316.7)	(29.3)	(69.0)	(69.0)	(127.1)	(90.5)
Repurchase of common stock	(331.7)	(331.7)	(392.7)	(392.7)	(531.8)	(531.8)
Dividends paid	(27.1)	(27.1)	(53.6)	(53.6)	(84.4)	(84.4)
Purchase of non-controlling interest	(20.5)	(20.5)	(20.5)	(20.5)	(20.5)	(20.5)
Payments on affordable housing investment credits	–	–	–	–	(0.2)	(0.2)
Net cash flows used in financing activities	(1,307.1)	(1,139.8)	(988.2)	(942.0)	(683.3)	(563.4)
Effect of exchange rate changes on cash and cash equivalents	–	(50.6)	–	(31.5)	–	(53.4)
(Decrease) increase in unrestricted cash and cash equivalents	(668.9)	(668.9)	(1,486.9)	(1,486.9)	1,267.9	1,267.9
Unrestricted cash and cash equivalents, beginning of period	6,155.5	6,155.5	6,155.5	6,155.5	6,155.5	6,155.5
Unrestricted cash and cash equivalents, end of period	$5,486.6	$5,486.6	$4,668.6	$4,668.6	$7,423.4	$7,423.4
Supplementary Cash Flow Disclosure
Interest paid	$(324.3)	$(331.2)	$(538.3)	$(539.2)	$(859.3)	$(867.8)
Federal, foreign, state and local income taxes (paid) collected, net	(14.0)	(14.0)	(17.7)	(17.7)	(26.4)	(26.4)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	239.4	241.7	397.7	397.7	2,049.0	2,049.0
Transfer of assets from held for sale to held for investment	0.7	0.7	43.5	43.5	93.1	93.1
Deposits on flight equipment purchases applied to acquisition of flight equipment, capitalized interest and buyer furnished equipment	–	99.8	176.1	176.1	288.1	288.1
Transfers of assets from held for investment to OREO	–	–	–	–	26.4	26.4
Issuance of common stock as consideration	–	–	–	–	1,462.0	1,462.0

Item 8:  Financial Statements and Supplementary Data

216    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 30 — REVISION OF PREVIOUSLY REPORTED ANNUAL FINANCIAL STATEMENTS

See Note 29 — Select Quarterly Financial Data for further discussion on the assessment of materiality.

The most significant of the items reflected the following:

-	$25 million in sales taxes related to our Commercial Banking segment that should have been recorded in 2015 and 2014, and

-	a write-off of $8 million of servicing advances, mostly related to the 2015.

In addition, interest expense and other income were corrected for the years ended December 31, 2015 and 2014 to reclass certain derivative charges originally recorded as interest expense, and now correctly included in other income.

The following tables reflect the previously reported balances and revised amounts impacting the statements of operations, balance sheets, and statement of cash flows.

Balance Sheets

The revisions to the presented balance sheet was not significant.

The following table summarizes the revisions to the consolidated balance sheet:

Consolidated Balance Sheet (dollars in millions)

	December 31, 2015
	As Reported	As Revised
Assets
Total cash and deposits	$7,652.4	$7,652.4
Investment securities	2,953.7	2,953.7
Assets held for sale(1)	2,057.7	2,057.7
Loans	30,521.9	30,518.7
Allowance for loan losses	(347.0)	(347.0)
Total loans, net of allowance for loan losses(1)	30,174.9	30,171.7
Operating lease equipment, net(1)	6,851.7	6,851.7
Indemnification assets	414.8	409.1
Unsecured counterparty receivable	537.8	537.8
Goodwill	1,063.2	1,063.2
Intangible assets	166.1	166.1
Other assets	2,469.6	2,468.9
Assets of discontinued operations	13,059.6	13,059.6
Total Assets	$67,401.5	$67,391.9
Liabilities
Deposits	$32,761.4	$32,761.4
Credit balances of factoring clients	1,344.0	1,344.0
Other liabilities	1,665.2	1,689.0
Borrowings	16,350.3	16,350.3
Liabilities of discontinued operations	4,302.0	4,302.0
Total Liabilities	$56,422.9	$56,446.7
Stockholders’ Equity
Common stock	2.0	2.0
Paid-in capital	8,718.1	8,718.1
Retained earnings	2,557.4	2,524.0
Accumulated other comprehensive loss	(142.1)	(142.1)
Treasury stock	(157.3)	(157.3)
Total Common Stockholders’ Equity	10,978.1	10,944.7
Noncontrolling minority interests	0.5	0.5
Total Equity	10,978.6	10,945.2
Total Liabilities and Equity	$67,401.5	$67,391.9

(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

CIT ANNUAL REPORT 2016    217

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet (dollars in millions) (continued)

Assets
Cash and interest bearing deposits, restricted	$276.9	$276.9
Assets held for sale	279.7	279.7
Total loans, net of allowance for loan losses	2,217.5	2,217.5
Operating lease equipment, net	797.2	797.2
Other	11.2	11.2
Assets of discontinued operations	3,227.2	3,402.4
Total Assets	$6,809.7	$6,984.9
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$1,948.7	$1,948.7
Liabilities of discontinued operations	2,082.1	2,082.1
Total Liabilities	$4,030.8	$4,030.8

Assets of the VIEs that are consolidated by the Company were revised primarily to include assets pledged to the underlying secured borrowing facilities that were omitted from this disclosure.

Statements of Income

The following table summarizes the revisions to the statement of income:

Statement of Income (dollars in millions)

	Years Ended December 31,
	2015		2014
	As Reported	As Revised	As Reported	As Revised
Interest income
Interest and fees on loans	$1,371.3	$1,374.0	$1,115.8	$1,120.1
Other interest and dividends	71.2	71.2	35.5	35.5
Interest income	1,442.5	1,445.2	1,151.3	1,155.6
Interest expense
Interest on borrowings	(406.9)	(401.3)	(494.5)	(484.1)
Interest on deposits	(330.1)	(330.1)	(231.0)	(231.0)
Interest expense	(737.0)	(731.4)	(725.5)	(715.1)
Net interest revenue	705.5	713.8	425.8	440.5
Provision for credit losses	(158.6)	(158.6)	(104.4)	(104.4)
Net interest revenue, after credit provision	546.9	555.2	321.4	336.1
Non-interest income
Rental income on operating leases	1,017.9	1,018.1	948.1	949.6
Other income	163.0	149.6	278.6	263.9
Total non-interest income	1,180.9	1,167.7	1,226.7	1,213.5
Total revenue, net of interest expense and credit provision	1,727.8	1,722.9	1,548.1	1,549.6
Non-interest expenses
Depreciation on operating lease equipment	(229.1)	(229.2)	(228.6)	(229.8)
Maintenance and other operating lease expenses	(185.1)	(185.1)	(171.7)	(171.7)
Operating expenses	(1,099.9)	(1,121.1)	(882.4)	(900.1)
Loss on debt extinguishment and deposit redemption	(1.5)	(1.5)	(3.5)	(3.5)
Total other expenses	(1,515.6)	(1,536.9)	(1,286.2)	(1,305.1)
Income from continuing operations before benefit (provision) for income taxes	212.2	186.0	261.9	244.5
Benefit for income taxes	534.3	538.0	425.6	432.4
Income from continuing operations before attribution of noncontrolling interests	746.5	724.0	687.5	676.9
(Income) loss attributable to noncontrolling interests, after tax	0.1	0.1	(1.2)	(1.2)
Income from continuing operations	746.6	724.1	686.3	675.7
Discontinued operations
Income from discontinued operations, net of taxes	310.0	310.0	443.7	443.4
Net (loss) income	$1,056.6	$1,034.1	$1,130.0	$1,119.1

Item 8:  Financial Statements and Supplementary Data

218    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Statement of Income (dollars in millions) (continued)

	Years Ended December 31,
	2015		2014
	As Reported	As Revised	As Reported	As Revised
Basic income per common share
Income from continuing operations	$4.03	$3.90	$3.64	$3.59
Income from discontinued operations, net of taxes	1.67	1.67	2.35	2.35
Basic income per common share	$5.70	$5.57	$5.99	$5.94
Diluted income per common share
Income from continuing operations	$4.01	$3.89	$3.63	$3.57
Income from discontinued operations, net of taxes	1.66	1.66	2.33	2.34
Diluted income per common share	$5.67	$5.55	$5.96	$5.91
Average number of common shares — (thousands)
Basic	185,500	185,500	188,491	188,491
Diluted	186,388	186,388	189,463	189,463

Statements of Cash Flows

In evaluating the impact of errors within the statements of cash flows, management has considered the guidance set forth in SEC Staff Accounting Bulletin 99, Materiality (“SAB 99”), SEC Staff Accounting Bulletin 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), and the FASB’s Accounting Standards Codification Topic 250 Accounting Changes and Error Corrections.

In assessing these errors, inclusive of revision items not specific to the statement of cash flows, management concluded that the corrections did not, individually or in the aggregate, result in a material misstatement of the Company’s consolidated statements of cash flows for any of the prior periods.

The errors impacted various line items in the statements of cash flows. Specifically, the errors primarily related to the following:

-	Presentation of foreign exchange movement in the statement of cash flows. Revisions were made to reclassify the impact of foreign exchange rate movement which had previously been recorded in Change in loans, net within the investing section, to reflect this activity as reconciling from Net income to cash flows from operations, particularly movements relating to Increases (decreases) in other assets and other liabilities. Corrections were also recorded to reflect foreign exchange movements impacting Repayments of term debt and Net increase in deposits within the financing activities section. In addition, prior periods have been revised to separately disclose the Effect of exchange rate changes on cash and cash equivalents.

-	Reclassification of cash paid on fixed asset purchases. Cash outflows on certain purchases of long term assets were incorrectly reflected in the operating section within Increase (decrease) in other assets, which should have been reflected in Purchases of assets to be leased and other equipment in the investing activities section of the statement of cash flows.

-	Reclassification of accrued rent on operating leases. Changes in accrued rent on operating leases were incorrectly reflected in the Changes in loans, net line item of the investing section. This activity has now been reclassified to the Increase (decrease) in other assets line item to reflect these changes as reconciling items from Net income to cash flows from operations within the statement of cash flows.

    CIT ANNUAL REPORT 2016    219

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the revisions to the statements of cash flows:

Cash Flow Statement Changes (dollars in millions)

	Year Ended December 31, 2015		Year Ended December 31, 2014
	As Reported	As Revised	As Reported	As Revised
Cash Flows From Operations
Net income	$1,056.6	$1,034.1	$1,130.0	$1,119.1
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	160.5	160.5	100.1	100.1
Net depreciation, amortization and accretion	783.9	783.9	973.2	973.2
Net gains on equipment, receivable and investment sales	(12.3)	5.1	(348.4)	(338.4)
Provision for deferred income taxes	(569.2)	(572.9)	(426.7)	(433.5)
(Increase) decrease in finance receivables held for sale	(261.5)	(251.3)	(161.9)	(161.9)
Goodwill Impairment	29.0	15.0	–	–
Reimbursement of OREO expense from FDIC	7.2	7.2	–	–
(Increase) decrease in other assets	65.9	53.3	(106.5)	(179.2)
(Decrease) increase in accrued liabilities and payables	(408.2)	(67.3)	32.9	299.0
Net cash flows provided by operations	851.9	1,167.6	1,192.7	1,378.4
Cash Flows From Investing Activities
Changes in loans, net	(1,475.3)	(1,759.2)	(1,703.3)	(1,862.9)
Purchases of investment securities	(8,051.5)	(8,316.3)	(10,022.8)	(10,024.3)
Proceeds from maturities of investment securities	8,963.2	9,226.6	10,461.2	10,461.2
Proceeds from asset and receivable sales	2,328.8	2,252.4	3,692.4	3,688.1
Purchases of assets to be leased and other equipment	(3,052.5)	(3,088.7)	(3,028.9)	(3,058.3)
Net increase in short-term factoring receivables	124.7	124.7	(8.0)	(8.0)
Purchases of restricted stock	(128.9)	(128.9)	(5.9)	(5.9)
Proceeds from redemption of restricted stock	20.3	20.3	2.4	2.4
Payments to the FDIC under loss share agreements	(18.1)	(18.1)	–	–
Proceeds from the FDIC under loss share agreements and participation agreements	33.7	33.7	–	–
Proceeds from sales of other real estate owned, net of repurchases	60.8	60.8	–	–
Acquisition, net of cash received	2,521.2	2,521.2	(448.6)	(448.6)
Change in restricted cash	156.7	156.7	93.8	93.8
Net cash flows provided by (used in) investing activities	1,483.1	1,085.2	(967.7)	(1,162.5)
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	1,626.9	1,626.9	3,871.5	3,875.2
Repayments of term debt	(4,417.7)	(4,325.3)	(5,842.3)	(5,762.9)
Proceeds from the issuance of FHLB Debt	5,964.1	5,964.1	308.6	308.6
Repayments of FHLB Debt	(6,070.2)	(6,070.2)	(88.6)	(88.6)
Net increase in deposits	2,402.2	2,419.2	3,301.8	3,310.6
Collection of security deposits and maintenance funds	330.9	330.9	332.2	332.2
Use of security deposits and maintenance funds	(184.1)	(147.5)	(163.0)	(163.0)
Repurchase of common stock	(531.8)	(531.8)	(775.5)	(775.5)
Dividends paid	(114.9)	(114.9)	(95.3)	(95.3)
Purchase of non-controlling interest	(20.5)	(20.5)	–	–
Payments on affordable housing investment credits	(4.8)	(4.8)	–	–
Net cash flows (used in) provided by financing activities	(1,019.9)	(873.9)	849.4	941.3

Item 8:  Financial Statements and Supplementary Data

220    CIT ANNUAL REPORT 2016

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Flow Statement Changes (dollars in millions) (continued)

	Year Ended December 31, 2015		Year Ended December 31, 2014
	As Reported	As revised	As reported	As revised
Effect of exchange rate changes on cash and cash equivalents	$–	$(63.8)	$–	$(82.8)
Increase in unrestricted cash and cash equivalents	1,315.1	1,315.1	1,074.4	1,074.4
Unrestricted cash and cash equivalents, beginning of period	6,155.5	6,155.5	5,081.1	5,081.1
Unrestricted cash and cash equivalents, end of period	$7,470.6	$7,470.6	$6,155.5	$6,155.5
Supplementary Cash Flow Disclosure
Interest paid	$(1,110.0)	$(1,112.0)	$(1,049.5)	$(1,075.6)
Federal, foreign, state and local income taxes (paid) collected, net	(9.5)	(9.5)	(21.6)	(21.6)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	3,039.4	3,039.4	2,671.0	2,671.0
Transfer of assets from held for sale to held for investment	208.7	208.7	64.9	64.9
Deposits on flight equipment purchases applied to acquisition of flight equipment, capitalized interest and buyer furnished equipment	554.2	554.2	589.4	589.4
Transfers of assets from held for investment to OREO	65.8	65.8	–	–
Issuance of common stock as consideration	1,462.0	1,462.0	–	–

NOTE 31 — SUBSEQUENT EVENTS

Revolving Credit Facility Amendment

In February 2017, the Revolving Credit Facility was amended to extend the maturity date of the commitment by one year to January 25, 2019. This amendment, among other things, reduces the commitment amount to $1.4 billion. Upon consummation of the sale of our Commercial Air business the total commitments under the facility will be reduced to $750 million, consistent with our expected liquidity position, and the $6 billion minimum consolidated net worth covenant will be replaced with a covenant requiring satisfaction of a minimum Tier 1 capital ratio of nine percent (9%).

The Revolving Credit Agreement is unsecured and is guaranteed by certain of the Company’s domestic operating subsidiaries.

Repayment of Secured Debt

On February 23, 2017 CIT repaid approximately $1.0 billion of secured financings in preparation for the sale of the Commercial Air business. The financings were guaranteed by certain of the European Export Credit Agencies (“ECA”) and were secured by a pool of Airbus aircraft and related operating leases.

Termination of Canadian TRS

On December 7, 2016, CIT Financial Ltd. entered into a Fourth Amended and Restated Confirmation (the “Termination Agreement”) with GSI to terminate the Canadian TRS. Under the Termination Agreement, the Canadian TRS terminates on March 31, 2017, or such earlier date designated by CFL upon five business days’ prior notice delivered to GSI on or after January 2, 2017. On January 9, 2017, CFL provided notice to GSI designating January 17, 2017, as the termination date of the Canadian TRS.

Sale of Joint Ventures

On March 9, 2017, the Company announced that it had reached an agreement to sell its 30 percent ownership stake in the commercial aircraft leasing joint ventures TC-CIT Aviation Ireland and TC-CIT Aviation U.S., Inc. to its joint venture partner Tokyo Century Corporation (TC). The share purchase is expected to close on or prior to March 31, 2017, subject to the satisfaction of customary closing conditions.

CIT ANNUAL REPORT 2016    221

Item 9. Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2016. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company’s disclosure controls and procedures were not effective as a result of the material weaknesses in our internal control over financial reporting described below.

As a result of the material weaknesses, management completed additional substantive procedures prior to filing this Annual Report on Form 10-K for the year ended December 31, 2016 (“Form 10-K”). Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with generally accepted accounting principles. Our principal executive officer and principal financial officer have certified that, based on such officer’s knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K. In addition, we are developing and implementing remediation plans for these material weaknesses, which are described below.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of CIT, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework” (2013).

Management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016, based on the criteria established in the “Internal Control — Integrated Framework” (2013), due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

1.	Home Equity Conversion Mortgages (HECM) Interest Curtailment Reserve:

We did not maintain effective controls over the design and operating effectiveness of the estimation process for the HECM Interest Curtailment Reserve. Specifically, we did not adequately design and maintain controls to ensure the following:

I)	Key judgments and assumptions developed from loan file reviews or other historical experience are reasonably determined, valid and authorized;

II)	Data used in the estimation process is complete and accurate; and

III)	Assumptions, judgments, and methodology continue to be appropriate.

As a result of these deficiencies, there were immaterial revisions to the HECM interest curtailment reserve between the second, third and fourth quarters of 2016 included in our consolidated financial statements. These deficiencies could potentially cause material misstatements of the HECM interest curtailment reserve account balances reported in Liabilities of discontinued operations and Loss (income) from discontinued operations, net of taxes, or disclosures, which may not be prevented or detected. Accordingly, management has determined these deficiencies, in the aggregate, constitute a material weakness.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

222    CIT ANNUAL REPORT 2016

2.	Information Technology General Controls (“ITGCs”):

As of December 31, 2016, we did not maintain effective controls over the design and operating effectiveness of ITGCs for information systems that are relevant to the preparation of our financial statements. Specifically we did not maintain the following:

I)	Program change management controls to ensure that information technology program and data changes, or changes to queries and logic used to generate key reports used by management affecting financial Information Technology (“IT”) applications and underlying accounting records are identified, tested, authorized and implemented appropriately;

II)	User access controls to ensure appropriate segregation of duties and access to financial applications and data is adequately restricted to appropriate Company personnel; and

III)	Computer operations controls to ensure that privileges are appropriately granted, and data uploads and transfers are authorized and monitored.

These deficiencies did not result in a material misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could impact the effectiveness of IT-dependent controls, such as automated controls, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports. As a result, these deficiencies could potentially cause material misstatements to all financial statement accounts and disclosures, which may not be prevented or detected. Accordingly, management has determined these deficiencies, in the aggregate, constitute a material weakness.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REMEDIATION OF MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

1.	Home Equity Conversion Mortgages (HECM) Interest Curtailment Reserve:

Management is implementing its remediation plan, with oversight from the Audit Committee and the Board of Directors, to ensure that the control deficiencies contributing to the material weakness are remediated such that these controls are properly designed and will operate effectively. The remediation plan, which management began to implement in the first quarter of 2016, includes the following elements:

I)	Implement a data quality control program to ensure the following:

(i)	Historical data is cleansed and properly reflected in the servicing platform, and

(ii)	Processes to change data are designed in a manner that ensures accuracy of the data, including, but not limited to, implementation of exception reports and continuous quality control monitoring of data changes;

II)	Enhance controls over documentation of detailed data sources and implement formal change controls governing changes to model logic and data fields used in the reserve estimation process; and

III)	Simplify the reserve estimation process and improve governance, controls and documentation over the reserving process.

2.	Information Technology General Controls (“ITGCs”):

Management is developing and implementing a remediation plan, with oversight from the Audit Committee and the Board of Directors to ensure that the control deficiencies contributing to the material weakness are remediated such that these controls are properly designed and operate effectively. The remediation plan, which management has begun to implement, includes the following elements:

I)	Change Management — Ensure financially relevant applications and reports used by management are subject to consistent controls for initiation, testing and approval of change activities. Reduce or eliminate access that allows direct changes to data and programs in the company’s production environment. Where such access is required, enhance existing monitoring controls to ensure activity is reviewed and appropriately authorized;

II)	Logical Access — Enhance the quality and timeliness of information sharing between Human Resources (“HR”) and IT to ensure timely and appropriate actions are taken on employee terminations and movements, and update the quality of information available to reviewers and approvers of user access to applications, databases and operating systems supporting the company’s operations and financial reporting; and

III)	Computer Operations — Develop and maintain a comprehensive inventory of all key financial system interfaces and job schedulers used in the Company, and implement the requisite preventive and detective controls for each.

Management believes that these efforts will remediate the material weaknesses. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until the new processes and internal controls are fully implemented, in operation for a sufficient period of time, tested, and concluded by management to be designed and operating effectively. In addition, as the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plans described above. Management will test and evaluate the implementation of these new processes and internal controls during 2017 to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material misstatement in the Company’s financial statements.

Management believes that the new or enhanced procedures and controls, when implemented, will remediate the material weaknesses described above. However, the Company cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

CIT ANNUAL REPORT 2016    223

Item 9B. Other Information

On March 11, 2017, the Board of Directors of CIT approved an amendment to the CIT Employee Severance Plan (the “Plan”) to change the definition of short term incentive awards (“STI”) to exclude from any benefit calculations under the Plan any prior year STI that was previously awarded for any period shorter than a year, with any participant being treated as ineligible for STI for such period. Under the Plan, each of the NEOs, other than Ms. Alemany and Mr. Knittel, who each have individual agreements, is eligible to receive benefits on a qualifying termination, including a cash severance amount equal to 52 weeks of base salary and a severance bonus (prorated based on prior year STI). In the event of a qualifying Change of Control termination, each of the NEOs, including Ms. Alemany and Mr. Knittel, is eligible to receive benefits on a qualifying termination, including a cash severance amount equal to two times the sum of base salary plus STI (using an average of the highest 2 out of the last 3 years, as determined above) and a severance bonus (prorated based on prior year STI). As a result of the amendment to the Plan, STI awarded for a period shorter than a year will be excluded from any calculation under the Plan.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

224    CIT ANNUAL REPORT 2016

PART THREE

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the information under the captions “Directors”, “Corporate Governance” and “Executive Officers” in our Proxy Statement for our 2017 annual meeting of stockholders.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the information under the captions “Director Compensation”, “Executive Compensation”, including “Compensation Discussion and Analysis” and “2016 Compensation Committee Report” in our Proxy Statement for our 2017 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management
and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for our 2017 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the information under the captions “Corporate Governance-Director Independence” and “Related Person Transactions Policy” in our Proxy Statement for our 2017 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the information under the caption “Proposal 2 — Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for our 2017 annual meeting of stockholders.

CIT ANNUAL REPORT 2016     225

PART FOUR

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed with the Securities and Exchange Commission as part of this report (see Item 8):
1.	The following financial statements of CIT and Subsidiaries:
Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets at December 31, 2016 and December 31, 2015.
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014.
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014.
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.
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

3.2	Amended and Restated By-laws of the Company, as amended through May 15, 2016 (incorporated by reference to Exhibit 3.2 to Form 8-K filed May 17, 2016).
4.1
Indenture, dated as of January 20, 2006, between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) for the issuance of senior debt securities (incorporated by reference to Exhibit 4.3 to Form S-3 filed January 20, 2006).

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

Item 15.  Exhibits and Financial Statement Schedules

226     CIT ANNUAL REPORT 2016

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

CIT ANNUAL REPORT 2016     227

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

4.21
Fifth Supplemental Indenture, dated as of February 19, 2014, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 3.875% Senior Unsecured Note due 2019) (incorporated by reference to Exhibit 4.1 to Form 8-K filed February 19, 2014.

4.22
Sixth Supplemental Indenture, dated as of December 23, 2016, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 5.000% Senior Unsecured Note due 2018) (incorporated by reference to Exhibit 4.1 to Form 8-K filed December 23, 2016).

4.23
Second Amended and Restated Revolving Credit and Guaranty Agreement, dated as of February 17, 2016, among CIT Group Inc., certain subsidiaries of CIT Group Inc., as Guarantors, the Lenders party thereto from time to time and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 18, 2016).

10.1*	CIT Group Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to Form S-8 filed September 27, 2016).
10.2*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).
10.3*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).
10.4*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).
10.5*	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 9, 2010).
10.6*	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 9, 2010).
10.7*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 9, 2010).
10.8*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).
10.9*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).
10.10*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).
10.11**
Airbus A320 NEO Family Aircraft Purchase Agreement, dated as of July 28, 2011, between Airbus S.A.S. and C.I.T. Leasing Corporation (incorporated by reference to Exhibit 10.35 of Form 10-Q/A filed February 1, 2012).

Item 15.  Exhibits and Financial Statement Schedules

228    CIT ANNUAL REPORT 2016

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

10.13**
Fourth Amended and Restated Confirmation, dated December 7, 2016, between CIT Financial Ltd. and Goldman Sachs International, and Amended and Restated ISDA Master Agreement Schedule, dated October 26, 2011 between CIT Financial Ltd. and Goldman Sachs International, evidencing a $1.5 billion securities based financing facility (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 9, 2012).

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

CIT ANNUAL REPORT 2016    229

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

10.34*	Offer Letter, dated October 27, 2015, between CIT Group Inc. and Ellen R. Alemany, including Attached Exhibits. (incorporated by reference to Exhibit 10.39 to Form 10-Q filed November 13, 2015).
10.35	Nomination and Support Agreement dated February 18, 2016 by and between J.C. Flowers & Co. LLC and CIT Group Inc. (incorporated by reference to Exhibit 99.1 to Form 8-K filed February 22, 2016).
10.36
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2016) (with ROTCE and Credit Provision Performance Measures) (Executives with Employment Agreements) (filed herein).

10.37	Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2016) (with ROTCE and Credit Provision Performance Measures) (filed herein).
10.38	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (2016) (with Performance Based Vesting) (filed herein).
10.39	Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (2016) (with Performance Based Vesting) (Executives with Employment Agreements) (filed herein).
10.40
Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2016) (Executives with Employment Agreements) (with ROTCE and Credit Provision Performance Measures) (filed herein).

10.41	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2016) (filed herein).
10.42	CIT Employee Severance Plan (As Amended and Restated Effective January 1, 2017) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed November 9, 2016).
10.43	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Director Award Agreement (Three Year Vesting) (filed herein).
12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of CIT Group Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney.
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

Item 15.  Exhibits and Financial Statement Schedules

230    CIT ANNUAL REPORT 2016

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

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
*	Indicates a management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for granting confidential treatment pursuant to the Securities Exchange Act of 1934, as amended.
***	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference into any filing under the Securities Act of 1933.

CIT ANNUAL REPORT 2016    231

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CIT GROUP INC.
March 15, 2017	By: /s/ Ellen R. Alemany
Ellen R. Alemany
Chairwoman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on March 15, 2017 in the capacities indicated below.

NAME	NAME

Ellen R. Alemany	John R. Ryan*
Ellen R. Alemany Chairwoman and Chief Executive Officer and Director	John R. Ryan Director

Michael L. Brosnan*	Gerald Rosenfeld*
Michael L. Brosnan Director	Gerald Rosenfeld Director

Michael A. Carpenter*	Sheila A. Stamps*
Michael A. Carpenter Director	Sheila A. Stamps Director

Dorene C. Dominquez*	Peter J. Tobin*
Dorene C. Dominquez Director	Peter J. Tobin Director

Alan Frank*	Laura S. Unger*
Alan Frank Director	Laura S. Unger Director

William M. Freeman*	/s/ E. Carol Hayles
William M. Freeman Director	E. Carol Hayles Executive Vice President and Chief Financial Officer

R. Brad Oates*	/s/ Edward K. Sperling
R. Brad Oates Director	Edward K. Sperling Executive Vice President and Controller

Marianne Miller Parrs*	/s/ James P. Shanahan
Marianne Miller Parrs	James P. Shanahan
Director	Senior Vice President, Chief Regulatory Counsel, Attorney-in-fact
*	Original powers of attorney authorizing Stuart Alderoty, Eric S. Mandelbaum, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.