Form 10-Q
period 2017-03-31
CIT GROUP INC
filed 2017-05-08
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2017	| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31369

CIT GROUP INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification Number)

11 West 42nd Street New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

(212) 461-5200 (Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of ‘large accelerated filer,’ ‘accelerated filer’, ‘smaller reporting company’ and ‘emerging growth company’ in Rule 12b-2 of the Exchange Act. (Check One): Large accelerated filer |X| Accelerated filer |_| Non-accelerated filer |_| (Do not check if a smaller reporting company) Smaller reporting company |_| Emerging growth company |_|

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

As of April 30, 2017 there were 202,736,786 shares of the registrant’s common stock outstanding.

Table of Contents   1

Part One — Financial Information

Item 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions — except share data)

	March 31, 2017	December 31, 2016
Assets
Cash and due from banks, including restricted balances of $126.8 and $176.1 at March 31, 2017 and December 31, 2016(1), respectively (see Note 6 for amounts pledged)	$741.7	$822.1
Interest bearing deposits, including restricted balances of $100.3 and $102.8 at March 31, 2017 and December 31, 2016(1), respectively (see Note 6 for amounts pledged)	5,415.2	5,608.5
Investment securities, including securities carried at fair value with changes recorded in net income of $268.9 and $283.5 at March 31, 2017 and December 31, 2016, respectively (see Note 6 for amounts pledged)	4,476.3	4,491.1
Assets held for sale(1)	562.6	636.0
Loans (see Note 6 for amounts pledged)	29,691.4	29,535.9
Allowance for loan losses	(448.6)	(432.6)
Total loans, net of allowance for loan losses(1)	29,242.8	29,103.3
Operating lease equipment, net (see Note 6 for amounts pledged)(1)	7,516.2	7,486.1
Indemnification assets	313.1	341.4
Unsecured counterparty receivable	212.0	394.5
Goodwill	686.1	685.4
Intangible assets	134.3	140.7
Other assets, including $75.8 and $111.6 at March 31, 2017 and December 31, 2016, respectively, at fair value	1,075.9	1,240.4
Assets of discontinued operations	12,718.2	13,220.7
Total Assets	$63,094.4	$64,170.2
Liabilities
Deposits	$32,336.2	$32,304.3
Credit balances of factoring clients	1,547.1	1,292.0
Other liabilities, including $163.4 and $177.9 at March 31, 2017 and December 31, 2016, respectively, at fair value	1,577.4	1,897.6
Borrowings, including $3,693.7 and $2,321.7 contractually due within twelve months at March 31, 2017 and December 31, 2016, respectively	14,736.3	14,935.5
Liabilities of discontinued operations	2,731.9	3,737.7
Total Liabilities	52,928.9	54,167.1
Stockholders’ Equity
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 207,287,457 and 206,182,213 at March 31, 2017 and December 31, 2016, respectively	2.1	2.1
Outstanding: 202,735,681 and 202,087,672 at March 31, 2017 and December 31, 2016, respectively
Paid-in capital	8,782.6	8,765.8
Retained earnings	1,701.1	1,553.0
Accumulated other comprehensive loss	(123.7)	(140.1)
Treasury stock: 4,551,776 and 4,094,541 shares at March 31, 2017 and December 31, 2016 at cost, respectively	(196.9)	(178.1)
Total Common Stockholders’ Equity	10,165.2	10,002.7
Noncontrolling minority interests	0.3	0.4
Total Equity	10,165.5	10,003.1
Total Liabilities and Equity	$63,094.4	$64,170.2
(1)	The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Cash and interest bearing deposits, restricted	$98.5	$99.9
Total loans, net of allowance for loan losses	223.8	300.5
Operating lease equipment, net	770.6	775.8
Assets of discontinued operations	406.0	2,321.7
Total Assets	$1,498.9	$3,497.9
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$696.5	$770.0
Liabilities of discontinued operations	197.9	1,204.6
Total Liabilities	$894.4	$1,974.6

The accompanying notes are an integral part of these consolidated financial statements.

2   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in millions — except per share data)

	Quarters Ended March 31,
	2017	2016
Interest income
Interest and fees on loans	$412.1	$451.9
Other interest and dividends	43.6	31.0
Interest income	455.7	482.9
Interest expense
Interest on borrowings	(69.1)	(95.5)
Interest on deposits	(94.0)	(99.5)
Interest expense	(163.1)	(195.0)
Net interest revenue	292.6	287.9
Provision for credit losses	(49.7)	(89.5)
Net interest revenue, after credit provision	242.9	198.4
Non-interest income
Rental income on operating leases	251.3	264.1
Other income	79.1	84.8
Total non-interest income	330.4	348.9
Total revenue, net of interest expense and credit provision	573.3	547.3
Non-interest expenses
Depreciation on operating lease equipment	(73.5)	(61.3)
Maintenance and other operating lease expenses	(53.8)	(48.9)
Operating expenses	(311.6)	(330.1)
Loss on debt extinguishment and deposit redemption	–	(1.6)
Total non-interest expenses	(438.9)	(441.9)
Income from continuing operations before provision for income taxes	134.4	105.4
Provision for income taxes	(56.2)	(44.4)
Income from continuing operations	78.2	61.0
Discontinued Operations
Income from discontinued operations, net of taxes	89.0	85.0
Gain on sale of discontinued operation, net of taxes	12.7	–
Total income from discontinued operations, net of taxes	101.7	85.0
Net Income	$179.9	$146.0
Basic income per common share
Income from continuing operations	$0.39	$0.30
Income from discontinued operations	0.50	0.42
Basic income per share	$0.89	$0.72
Diluted income per common share
Income from continuing operations	$0.38	$0.30
Income from discontinued operations	0.50	0.42
Diluted income per share	$0.88	$0.72
Average number of common shares (thousands)
Basic	202,449	201,394
Diluted	203,348	202,136
Dividends declared per common share	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Item 1.  Consolidated Financial Statements  3

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (dollars in millions)

	Quarters Ended March 31,
	2017	2016
Net Income	$179.9	$146.0
Other comprehensive income, net of tax:
Foreign currency translation adjustments	12.8	21.2
Net unrealized gains on available for sale securities	2.7	2.6
Changes in benefit plans net gain (loss) and prior service (cost)/credit	0.9	0.9
Other comprehensive income, net of tax	16.4	24.7
Comprehensive income	$196.3	$170.7

The accompanying notes are an integral part of these consolidated financial statements.

4   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2016 as reported	$2.1	$8,765.8	$1,553.0	$(140.1)	$(178.1)	$0.4	$10,003.1
Adoption of Accounting Standard Update 2016-09	–	1.0	(1.0)	–	–	–	–
Balance December 31, 2016	2.1	8,766.8	1,552.0	(140.1)	(178.1)	0.4	10,003.1
Net income	–	–	179.9	–	–	–	179.9
Other comprehensive income, net of tax	–	–	–	16.4	–	–	16.4
Dividends paid	–	–	(30.8)	–	–	–	(30.8)
Amortization of restricted stock, stock option and performance shares expenses	–	15.0	–	–	(18.8)	–	(3.8)
Employee stock purchase plan	–	0.8	–	–	–	–	0.8
Other	–	–	–	–	–	(0.1)	(0.1)
March 31, 2017	$2.1	$8,782.6	$1,701.1	$(123.7)	$(196.9)	$0.3	$10,165.5
December 31, 2015	$2.0	$8,718.1	$2,524.0	$(142.1)	$(157.3)	$0.5	$10,945.2
Net income	–	–	146.0	–	–	–	146.0
Other comprehensive income, net of tax	–	–	–	24.7	–	–	24.7
Dividends paid	–	–	(30.6)	–	–	–	(30.6)
Amortization of restricted stock, stock option and performance shares expenses	–	20.8	–	–	(14.7)	–	6.1
Issuance of common stock — acquisition	0.1	–	–	–	–	–	0.1
Employee stock purchase plan	–	0.5	–	–	–	–	0.5
Other			0.1				0.1
March 31, 2016	$2.1	$8,739.4	$2,639.5	$(117.4)	$(172.0)	$0.5	$11,092.1

The accompanying notes are an integral part of these consolidated financial statements.

Item 1.  Consolidated Financial Statements  5

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operations
Net income	$179.9	$146.0
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	49.7	99.3
Net depreciation, amortization and (accretion)	98.8	204.0
Net gains (losses) on asset sales and impairments on assets held for sale and other	9.5	(4.9)
Provision for deferred income taxes	113.5	66.7
Decrease in finance receivables held for sale	53.8	233.4
Net (payment) reimbursement of expense from FDIC	(2.7)	0.9
Decrease (increase) in other assets	21.2	(76.8)
Decrease in other liabilities	(234.2)	(258.5)
Net cash flows provided by operations	289.5	410.1
Cash Flows From Investing Activities
Changes in loans, net	283.6	(137.7)
Purchases of investment securities	(1,806.2)	(494.9)
Proceeds from maturities of investment securities	1,823.0	541.5
Proceeds from asset and receivable sales	393.2	422.1
Purchases of assets to be leased and other equipment	(399.5)	(362.0)
Net decrease in short-term factoring receivables	(245.5)	(209.9)
Proceeds from redemption of restricted stock	8.6	2.2
Payments to the FDIC under loss share agreements	–	(1.1)
Proceeds from the FDIC under loss share agreements and participation agreements	25.2	27.1
Proceeds from sale of OREO, net of repurchases	28.9	36.6
Net change in restricted cash	509.7	7.6
Net cash flows provided by (used in) investing activities	621.0	(168.5)
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	8.5	4.1
Repayments of term debt and net settlements	(1,080.7)	(502.3)
Proceeds from FHLB advances	–	551.0
Repayments of FHLB debt	(0.2)	(552.3)
Net increase in deposits	35.0	114.2
Collection of security deposits and maintenance funds	63.1	70.1
Use of security deposits and maintenance funds	(31.5)	(30.8)
Dividends paid	(30.8)	(30.6)
Taxes paid through withholding of common stock under employee stock plans	(16.5)	(10.5)
Payments on affordable housing investment credits	(8.6)	(4.3)
Net cash flows used in financing activities	(1,061.7)	(391.4)
Effect of exchange rate changes on cash and cash equivalents	3.8	(2.3)
Decrease in unrestricted cash and cash equivalents	(147.4)	(152.1)
Unrestricted cash and cash equivalents, beginning of period	6,375.2	7,470.6
Unrestricted cash and cash equivalents, end of period	$6,227.8	$7,318.5
Supplementary Cash Flow Disclosure
Interest paid	$(315.3)	$(338.0)
Federal, foreign, state and local income taxes refunded (paid), net	$0.2	$(0.2)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$227.2	$833.4
Transfer of assets from held for sale to held for investment	$26.7	$61.1
Deposits on flight equipment purchases applied to acquisition of flight equipment purchases, and origination of finance leases, capitalized interest, and buyer furnished equipment	$91.2	$29.4
Transfers of assets from held for investment to OREO	$38.9	$19.9
Capital Lease unexercised bargain purchase options	$17.5	–

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

As previously disclosed, on October 6, 2016, we announced a definitive agreement to sell our commercial aircraft leasing business (“Commercial Air”), to Avolon Holdings Limited (“Avolon”), an international aircraft leasing company and a wholly-owned subsidiary of Bohai Capital Holding Co. Ltd. (“Bohai”) (the “Commercial Air Sale”). On April 4, 2017, CIT completed the Commercial Air sale.

CIT is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956, as amended. CIT Bank, N.A. is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury (“OCC”).

BASIS OF PRESENTATION

Basis of Financial Information

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial information and accordingly do not include all information and note disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The financial statements in this Form 10-Q, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of CIT’s financial position, results of operations and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2016.

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

Discontinued Operations

Discontinued Operations as of March 31, 2017 and December 31, 2016 included certain assets and liabilities of the Commercial Air business, the Business Air business, along with the Financial Freedom business that was acquired as part of the OneWest Transaction. Income from discontinued operations reflects the activities of the Aerospace (Commercial Air and Business Air) and Financial Freedom businesses for the quarters ended March 31, 2017 and 2016.

See further discussions in Note 2 — Discontinued Operations.

Revisions of Previously Issued Statements of Cash Flows

The Company has revised the Statement of Cash Flows for the three months ended March 31, 2016 in connection with immaterial errors impacting the classification of certain balances between line items and categories as previously disclosed in its Form 10-K, Note 29 — Selected Quarterly Financial Data, for the year ended December 31, 2016. The misclassifications resulted in an overstatement of net cash flows provided by operations of $166.4 million, an overstatement of net cash flows used in investing activities of $203.9 million, and an understatement of net cash flows used in financing activities of $35.2 million. The Company evaluated the impact of the errors and has concluded that individually and in the aggregate, the errors were not material to any previously issued financial statements.

Cash Flow balances disclosed in the December 31, 2016 Form 10-K have been updated to reflect the adoption of ASU 2016-09: Compensation — Stock Compensation (Topic 718), as discussed later in this Note.

Item 1.  Consolidated Financial Statements  7

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are included with the current Form 10-K for the year ended December 31, 2016. There were no material changes to these policies during the three months ended March 31, 2017.

Financial Accounting Standards Board (“FASB”) Standards Adopted since January 1, 2017

Accounting Standards Update (“ASU”) 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. The standard was adopted as of January 1, 2017. Historically, CIT has not novated any derivative instrument that was designated as a hedging instrument and as such the adoption of this ASU has no impact on CIT’s Consolidated Financial Statements.

ASU 2016-06, Derivatives and Hedging (Top 815): Contingent Put and Call Options in Debt Instruments clarifies that in assessing whether an embedded contingent put or call option is clearly and closely related to the debt host, an entity is required to perform only the four-step decision sequence in ASC 815, as amended by the ASU. Accordingly, when a call (put) option is contingently exercisable, there is no requirement that an entity must assess whether the event that triggers the ability to exercise a call (put) option is related to interest rate or credit risk. CIT adopted this amendment as of January 1, 2017. The adoption did not result in a significant impact on the Company’s financial statements or disclosures.

ASU 2016-07, Investments — Equity method and joint ventures (Topic 323), Simplifying the Transition to the Equity Method of Accounting; eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. For available-for-sale securities that become eligible for the equity method of accounting, any unrealized gain or loss recorded within accumulated other comprehensive income should be recognized in earnings at the date the investment initially qualifies for the use of the equity method. The new standard should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. CIT adopted this amendment as of January 1, 2017. The adoption did not result in a significant impact on the Company’s financial statements or disclosures.

ASU 2016-09: Compensation — Stock Compensation (Topic 718), simplifies several aspects of the accounting for share based payment award transactions to employees. The standard requires that all excess tax benefits and tax deficiencies that pertain to employee stock-based incentive payments be recognized within income tax expense in the consolidated statements of income, rather than within additional paid-in capital. When an employee’s shares are used to satisfy the employers’ statutory income tax withholding obligation, the threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdiction. The standard also allows an entity to make a Company-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. CIT adopted this Update as of January 1, 2017. The adoption did not result in a significant impact to CIT’s financial statement disclosures. CIT has changed its accounting policy to account for forfeitures as they occur in order to determine the amount of compensation cost to be recognized in each period. The Company also retrospectively applied the presentation requirements for cash flows related to employee taxes paid for withheld shares, resulting in a reclassification of $10.5 million from operating activities to financing activities for March 31, 2016 in the Company’s consolidated Statements of Cash Flows.

ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments — Equity Method and Joint Ventures (Topic 323) amends certain SEC paragraphs to incorporate SEC staff announcements made at the September 22, 2016, and November 17, 2016, Emerging Issues Task Force meetings. ASU 2017-03 incorporates these SEC staff views into ASC 250 and adds references to that guidance in the transition paragraphs of each of the three new standards ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2016-02, Leases (Topic 842), and ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments relating to expanded disclosures under SAB 74, Topic 11.M. The ASU also conforms ASC 323-740-S99-2, which describes the SEC staff’s views on accounting for investments in qualified affordable housing projects, to the guidance issued in ASU 2014-01.

CIT adopted the guidance as it relates to Topic 250, Accounting Changes and Error Corrections, and ASC Topic 323, Investments — Equity Method and Joint Ventures as of January 1, 2017. The adoption did not result in a significant impact on the Company’s financial statements or disclosures. To the extent such corrections impact the three new standards, CIT plans to align the adoption of the update with the relevant adoption dates of these standards.

ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the goodwill impairment test under current GAAP) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair

8   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

value (i.e., measure the charge based on today’s Step 1). The one-step impairment test will be applied to goodwill for all reporting units, even those with zero or negative carrying amounts. This guidance is required to be applied prospectively to transactions occurring within the period of adoption. CIT early adopted this standard as of January 1, 2017. The adoption did not result in any impact on the Company’s financial statements or disclosures.

Recent Accounting Pronouncements

The following accounting pronouncements were issued by the FASB prior to January 1, 2017, but are not yet effective. Refer to Note 1, Business and Summary of Significant Accounting Policies on Form 10-K for the year ended December 31, 2016 for a detailed description of the pronouncements.

■	ASU 2014-09, Revenue from Contracts with Customers (Topic 606);
■	ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date;
■	ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities;
■	ASU 2016-02, Leases (Topic 842);
■	ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations;
■	ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing;
■	ASC 2016-11, Rescission of Certain SEC Staff Observer Comments upon Adoption of Topic 606, Revenue from Contracts with Customers;
■	ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients;
■	ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments;
■	ASU 2016-15, Statement of Cash Flows (Topic 230) — Classification of Certain Cash Receipts and Cash Payments;
■	ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory;
■	ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force); and
■	ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.

Revenue Recognition

The revenue recognition guidance (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20) establishes the principles to apply to determine the amount and timing of revenue recognition, specifying the accounting for certain costs related to revenue, and requiring additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows. The core principle is that a company will recognize revenue when it transfers control of goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The standard also changes the accounting for certain contract costs, including whether they may be offset against revenue in the Consolidated Statements of Income, and requires additional disclosures about revenue and contract costs.

Companies can choose to apply the standard using either the full retrospective approach or a modified retrospective approach. Under the modified approach, financial statements will be prepared for the year of adoption using the new standard, but prior periods will not be adjusted. Instead, companies will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the company and disclose all line items in the year of adoption as if they were prepared under today’s revenue guidance. The required effective date is January 1, 2018.

The review and analysis of CIT’s individual revenue streams is currently underway. “Interest Income” and “Rental Income on Operating Leases”, CIT’s two largest revenue items, are scoped out of the new guidance; as are many other revenues relating to financial assets and liabilities, including loans, leases, securities and derivatives. As such, the majority of our revenues will not be impacted; however, certain ancillary revenues and components of “Other income” are being assessed at a contractual level pursuant to the new standard. We expect our accounting policies will not change materially.

CIT plans to adopt the standard in the first quarter of 2018 and expects to use the modified retrospective method (cumulative initial effect recognized at the date of adoption, with additional footnote disclosures). However, we are continuing to evaluate the impact of the standard, and our adoption method is subject to change. CIT does not anticipate a significant impact on our financial statements and disclosures upon adoption of the standard. Our evaluations are not final and we continue to assess the impact of the Update on our revenue contracts.

Leases

ASU 2016-02, Leases was issued in February 2016, is intended to increase transparency and comparability of accounting for lease transactions, and will require all leases to be recognized on the balance sheet as lease assets and lease liabilities.

Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard. Lease classifications by lessors are similar, operating, direct financing, or sales-type.

Item 1.  Consolidated Financial Statements  9

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Lessees will need to recognize all leases longer than twelve months on the Consolidated balance sheets as lease liabilities with corresponding right-of-use assets. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit thresholds. The ASU will require both quantitative and qualitative disclosures regarding key information about leasing arrangements.

The standard is effective for the Company on January 1, 2019. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented.

Although the new guidance does not significantly change lessor accounting, CIT will need to determine the impact to both, where it is a lessee and a lessor:

■	Lessor accounting: Given limited changes to Lessor accounting, we do not expect material changes to recognition or measurement. Current lease administration and/or reporting systems and processes will need to be evaluated and updated as required to ensure appropriate lease-type identification and classification.
■	Lessee accounting: The new standard will result in virtually all leases being reflected on the balance sheet. The impact on lessee accounting also includes identification of any embedded leases included in service contracts that CIT has with vendors.

The Company is currently evaluating the effect of this ASU on its financial statements and disclosures. CIT management has assembled a project committee to assess the impact in order to implement and adopt the standard in the first quarter of 2019.

Credit Losses

ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, introduces a forward-looking “expected loss” model (the “Current Expected Credit Losses” (“CECL”) model) to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale (“AFS”) debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The ASU replaces the existing incurred loss impairment guidance and establishes a single allowance framework for financial assets carried at amortized cost (including held to maturity (“HTM”) securities), which will reflect management’s estimate of credit losses over the full remaining expected life of the financial assets. It eliminates existing guidance for purchase credit impaired (“PCI”) loans, and requires recognition of an allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination. In addition, it amends existing impairment guidance for AFS securities to incorporate an allowance, which will allow for reversals of impairment losses in the event that the credit of an issuer improves.

Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted (modified-retrospective approach). A prospective transition approach is required for debt securities for which an other than temporary impaired (“OTTI”) had been recognized before the effective date. A prospective transition approach should be used for purchased with more than insignificant credit deterioration (“PCD”) assets where upon adoption; the amortized cost basis should be adjusted to reflect the addition of the allowance for credit losses.

The ASU will be effective January 1, 2020. Early adoption of the guidance will be permitted for all entities for fiscal years beginning January 1, 2019. CIT is currently evaluating the effect of this ASU on its financial statements and disclosures.

The following accounting pronouncements have been issued by the FASB during the first quarter of 2017 but are not yet effective:

■	ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business;
■	ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets;
■	ASU 2017-07, Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost; and
■	ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This guidance narrows the definition of a business. This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and early adoption is permitted. This guidance must be applied prospectively to transactions occurring within the period of adoption. CIT expects to adopt this guidance effective January 1, 2018. The Company is currently evaluating the impact of this ASU.

In February 2017, FASB issued ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales

10   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

of Nonfinancial Assets. This guidance clarifies the scope of accounting for derecognition or partial sale of nonfinancial assets to exclude all businesses and non-profit activities. ASU 2017-05 also provides a definition for in substance non-financial assets and additional guidance on partial sales of non-financial assets. The amendments are effective at the same time Topic 606, Revenue from Contracts with Customers, is effective. For public entities, they are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of this ASU on its financial statements and disclosures and plans to adopt in conjunction with the revenue recognition standard described earlier in the first quarter of 2018.

In March 2017, FASB issued the ASU 2017-07 — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost to improve the reporting of net periodic benefit cost from defined benefit pension plans and other postretirement benefit plans in the financial statements of all employers. The ASU amends ASC 715, Compensation — Retirement Benefits, to require employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non- operating expenses. Employers that do not present a measure of operating income are required to include the service cost component in the same line item as other employee compensation costs. Employers are required to include all other components of net benefit cost in a separate line item(s). The line item(s) in which the components of net benefit cost other than the service cost are included needs to be identified as such on the income statement or in the disclosures. The ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization.

This is applicable for public entities after December 15, 2017, including interim periods within those periods. Early adoption is permitted as of the beginning of an annual period for which financial statements have not yet been issued or made available for issuance. The amendments related to presentation of service cost and other components in the income statements must be applied retrospectively to all periods presented. The amendments related to the capitalization of the service cost component should be applied prospectively, on and after the date of adoption. The Company is currently evaluating the impact of this ASU on its financial statements and disclosures and does not intend to early adopt this standard.

The purpose of ASU 2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities is to amend the amortization period for purchased callable debt securities held at a premium by shortening the amortization period to the earliest call date. Current guidance does not allow for the recognition of an early repayment of principal even if there is a high degree of certainty that the call will be exercised. As a result a loss in earnings must be recognized when the call is exercised at a premium. This accounting change does not impact securities held at a discount. For public business entities the effective date for this ASU is for fiscal years, and the interim periods with in those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of this ASU on its financial statements and disclosures and does not intend to early adopt this standard.

NOTE 2 — DISCONTINUED OPERATIONS

Aerospace

As discussed in Note 2 — Acquisitions and Discontinued Operations in our Annual Report on Form 10-K for the year ended December 31, 2016, the activity associated with the Commercial Air business that is subject to a definitive sales agreement, which was subsequently sold on April 4, 2017 (as discussed in Note 16 — Subsequent Events), and the Business Air business are included in discontinued operations.

The following condensed financial information reflects the combination of our Commercial Air and Business Air businesses.

Condensed Balance Sheet — Aerospace Discontinued Operations (dollars in millions)

	March 31, 2017	December 31, 2016
Total cash and deposits, of which $76.0 and $535.5 at March 31, 2017 and December 31, 2016, respectively, is restricted	$374.0	$759.0
Net Finance Receivables	847.1	1,047.7
Operating lease equipment, net	9,776.2	9,677.6
Goodwill	126.8	126.8
Other assets(1)	1,172.7	1,161.5
Assets of discontinued operations	$12,296.8	$12,772.6
Secured borrowings	$197.9	$1,204.6
Other liabilities(2)	1,611.9	1,597.3
Liabilities of discontinued operations	$1,809.8	$2,801.9
(1)	Amount includes Deposits on commercial aerospace equipment of $1,100.6 million and $1,013.7 million at March 31, 2017 and December 31, 2016, respectively.
(2)	Amount includes commercial aerospace maintenance reserves of $1,107.8 million and security deposits of $167.3 million at March 31, 2017, and commercial aerospace maintenance reserves of $1,084.9 million and security deposits of $167.0 million at December 31, 2016.

Item 1.  Consolidated Financial Statements  11

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Statement of Income — Aerospace Discontinued Operations (dollars in millions)

	Quarters Ended March 31,
	2017	2016
Interest income	$20.2	$16.0
Interest expense	(95.9)	(91.4)
Provision for credit losses	–	(9.9)
Rental income on operating leases	306.7	311.3
Other Income	13.4	16.0
Depreciation on operating lease equipment(1)	–	(113.9)
Maintenance and other operating lease expenses	(4.2)	(7.3)
Operating expenses(2)	(24.9)	(23.2)
Loss on debt extinguishment(3)	(39.0)	–
Income from discontinued operation before provision for income taxes	176.3	97.6
Provision for income taxes(4)	(78.1)	(7.8)
Gain on sale of discontinued operations, net of taxes	12.7	–
Income from discontinued operations, net of taxes	$110.9	$89.8
(1)	Depreciation on operating lease equipment is suspended when an operating lease asset is placed in Assets Held for Sale.
(2)	Operating expenses for the quarters ended March 31, 2017 and 2016 include costs related to the commercial air separation initiative of $6 million and $4 million, respectively. Operating expense includes salaries and benefits of $15 million for each of the quarters ended March 31, 2017 and 2016, respectively.
(3)	The Company repaid approximately $1 billion of secured borrowings in the first quarter of 2017 within discontinued operations and recorded a loss of $39 million in relation to the extinguishment of those borrowings.
(4)	For the quarters ended March 31, 2017 and 2016, the Company’s tax rate for discontinued operations was 42% and 8%, respectively. The current quarter tax rate increased from the first quarter of 2016 as all earnings were taxed at the U.S. federal tax rate in the current quarter.

Condensed Statement of Cash Flows — Aerospace Discontinued Operations (dollars in millions)

	Quarters Ended
	March 31, 2017	March 31, 2016
Net cash flows used for operations	$128.1	253.2
Net cash flows provided by investing activities	558.2	(67.1)

Reverse Mortgage Servicing

The Financial Freedom business, a division of CIT Bank that services reverse mortgage loans, was acquired in conjunction with the OneWest Transaction. Pursuant to ASC 205-20, the Financial Freedom business is reflected as discontinued operations.

As a mortgage servicer of residential reverse mortgage loans, the Company is exposed to contingent liabilities for breaches of servicer obligations as set forth in industry regulations established by the Department of Housing and Urban Development (“HUD”) and the Federal Housing Administration (“FHA”) and in servicing agreements with the applicable counterparties, such as third party investors. Under these agreements, the servicer may be liable for failure to perform its servicing obligations, which could include fees imposed for failure to comply with foreclosure timeframe requirements established by servicing guides and agreements to which CIT is a party as the servicer of the loans. The Company has established reserves for contingent servicing-related liabilities associated with discontinued operations. During the quarter ended March 31, 2017, CIT recorded an additional net $10 million in incremental servicing-related reserves. For servicing-related losses covered by the FDIC loss share agreement, a corresponding indemnification receivable is recognized and reported in continuing operations.

Condensed Balance Sheet — Financial Freedom Discontinued Operation (dollars in millions)

	March 31, 2017	December 31, 2016
Total cash and deposits, all of which is restricted	$7.4	$5.8
Net Finance Receivables(1)	352.8	374.0
Other assets(2)	61.2	68.3
Assets of discontinued operations	$421.4	$448.1
Secured borrowings(1)	$345.4	$366.4
Other liabilities(3)	576.7	569.4
Liabilities of discontinued operations	$922.1	$935.8
(1)	Net finance receivables include $344.5 million and $365.5 million of securitized balances at March 31, 2017 and December 31, 2016, respectively, and $8.3 million and $8.5 million of additional draws awaiting securitization respectively. Secured borrowings relate to those receivables.
(2)	Amount includes servicing advances, servicer receivables and property and equipment, net of accumulated depreciation.
(3)	Other liabilities include contingent liabilities, reverse mortgage servicing liabilities and other accrued liabilities.

12   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The results from discontinued operations for the quarters ended March 31, 2017 and 2016 are presented below.

Condensed Statement of Income — Financial Freedom Discontinued Operation (dollars in millions)

	Quarters Ended March 31,
	2017	2016
Interest income(1)	$2.8	$3.0
Interest expense(1)	(2.5)	(3.0)
Other income	7.3	8.8
Operating expenses(2)	(22.7)	(16.2)
Loss from discontinued operation before benefit for income taxes	(15.1)	(7.4)
Benefit for income taxes(3)	5.9	2.6
Loss from discontinued operation, net of taxes	$(9.2)	$(4.8)
(1)	Includes amortization for the premium associated with the HECM loans and related secured borrowings.
(2)	For the quarter ended March 31, 2017, operating expense is comprised of approximately $5 million in salaries and benefits, $6 million in professional and legal services, and $13 million for other expenses such as data processing, premises and equipment, and miscellaneous charges. For the quarter ended March 31, 2016, operating expense is comprised of approximately $1 million in salaries and benefits, $4 million in professional services and $12 million for other expenses such as data processing, premises and equipment, legal settlement, and miscellaneous charges.
(3)	For the quarters ended March 31, 2017 and 2016, the Company’s tax rate for discontinued operations is 39% and 35%, respectively.

Condensed Statement of Cash Flows — Financial Freedom Discontinued Operation (dollars in millions)

	Quarters Ended
	March 31, 2017	March 31, 2016
Net cash flows used for operations	$(10.9)	$(10.2)
Net cash flows provided by investing activities	23.4	19.8

Combined Results for Discontinued Operations

The following tables reflect the combined results of the discontinued operations. Details of the balances are discussed in prior tables.

Condensed Combined Balance Sheet Discontinued Operations (dollars in millions)

	March 31, 2017	December 31, 2016
Total cash and deposits, of which $83.4 and $541.3 at March 31, 2017 and December 31, 2016, respectively, is restricted	$381.4	$764.8
Net Finance Receivables	1,199.9	1,421.7
Operating lease equipment, net	9,776.2	9,677.6
Goodwill	126.8	126.8
Other assets	1,233.9	1,229.8
Assets of discontinued operations	$12,718.2	$13,220.7
Secured borrowings	$543.2	$1,571.0
Other liabilities	2,188.7	2,166.7
Liabilities of discontinued operations	$2,731.9	$3,737.7

Condensed Combined Statement of Income of Discontinued Operations (dollars in millions)

	Quarters Ended March 31,
	2017	2016
Interest income	$22.9	$19.0
Interest expense	(98.4)	(94.4)
Provision for credit losses	–	(9.8)
Rental income on operating leases	306.7	311.3
Other Income	20.7	24.8
Depreciation on operating lease equipment	–	(113.9)
Maintenance and other operating lease expenses	(4.2)	(7.3)
Operating expenses	(47.6)	(39.5)
Loss on debt extinguishment	(39.0)	–
Income from discontinued operation before provision for income taxes	161.1	90.2
Provision for income taxes	(72.1)	(5.2)
Gain on sale of discontinued operations, net of taxes	12.7	–
Income from discontinued operations, net of taxes	$101.7	$85.0

Item 1.  Consolidated Financial Statements  13

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Combined Statement of Cash Flows of Discontinued Operations (dollars in millions)

	Quarters Ended
	March 31, 2017	March 31, 2016
Net cash flows used for operations	$117.2	$243.0
Net cash flows provided by investing activities	581.6	(47.3)

NOTE 3 — LOANS

Finance receivables, excluding those reflected as discontinued operations, consist of the following:

Finance Receivables by Product (dollars in millions)

	March 31, 2017	December 31, 2016
Commercial loans	$20,429.6	$20,117.8
Direct financing leases and leveraged leases	2,817.5	2,852.9
Total commercial	23,247.1	22,970.7
Consumer loans	6,444.3	6,565.2
Total finance receivables	29,691.4	29,535.9
Finance receivables held for sale(1)	562.0	635.8
Finance receivables and held for sale receivables(1)	$30,253.4	$30,171.7
(1)	Assets held for sale includes finance receivables and operating lease equipment primarily related to portfolios in Commercial Banking and the China portfolio in NSP. As discussed in subsequent tables, since the Company manages the credit risk and collections of finance receivables held for sale consistently with its finance receivables held for investment, the aggregate amount is presented in this table.

The following table presents finance receivables, excluding assets held for sale, by segment, based on obligor location:

Finance Receivables (dollars in millions)

	March 31, 2017			December 31, 2016
	Domestic	Foreign	Total	Domestic	Foreign	Total
Commercial Banking	$20,897.0	$1,981.6	$22,878.6	$20,440.7	$2,121.6	$22,562.3
Consumer Banking(1)	6,812.8	–	6,812.8	6,973.6	–	6,973.6
Total	$27,709.8	$1,981.6	$29,691.4	$27,414.3	$2,121.6	$29,535.9
(1)	The Consumer Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration (SBA) loans. These loans are excluded from the Consumer loan balance and included in the Commercial loan balances in the tables throughout this note.

The following table presents selected components of the net investment in finance receivables:

Components of Net Investment in Finance Receivables (dollars in millions)

	March 31, 2017	December 31, 2016
Unearned income	$(724.4)	$(727.1)
Unamortized premiums / (discounts)	(29.4)	(31.0)
Accretable yield on Purchased Credit-Impaired (“PCI”) loans	(1,233.7)	(1,261.4)
Net unamortized deferred costs and (fees)(1)	57.5	55.8
(1)	Balance relates to the Commercial Banking segment.

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

14   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Commercial Finance and Held for Sale Receivables — Risk Rating by Class / Segment (dollars in millions)

Grade:	Pass	Special Mention	Classified- accruing	Classified- non-accrual	PCI Loans	Total
March 31, 2017
Commercial Banking
Commercial Finance	$7,971.2	$676.2	$1,111.8	$169.4	$41.5	$9,970.1
Real Estate Finance	5,227.4	242.9	115.1	3.7	66.3	5,655.4
Business Capital	6,821.7	360.0	241.7	60.8	–	7,484.2
Rail	89.7	13.5	1.5	–	–	104.7
Total Commercial Banking	20,110.0	1,292.6	1,470.1	233.9	107.8	23,214.4
Consumer Banking
Other Consumer Banking	335.6	4.7	25.5	–	2.7	368.5
Total Consumer Banking	335.6	4.7	25.5	–	2.7	368.5
Non- Strategic Portfolios	108.9	27.8	16.7	8.7	–	162.1
Total	$20,554.5	$1,325.1	$1,512.3	$242.6	$110.5	$23,745.0
December 31, 2016
Commercial Banking
Commercial Finance	$8,184.7	$677.6	$1,181.7	$188.8	$42.7	$10,275.5
Real Estate Finance	5,191.4	168.7	115.6	20.4	70.5	5,566.6
Business Capital	6,238.7	422.0	271.7	41.7	–	6,974.1
Rail	88.7	14.1	0.9	–	–	103.7
Total Commercial Banking	19,703.5	1,282.4	1,569.9	250.9	113.2	22,919.9
Consumer Banking
Other Consumer Banking	374.9	8.3	22.4	–	2.8	408.4
Total Consumer Banking	374.9	8.3	22.4	–	2.8	408.4
Non- Strategic Portfolios	143.7	36.9	19.1	10.3	–	210.0
Total	$20,222.1	$1,327.6	$1,611.4	$261.2	$116.0	$23,538.3

For consumer loans, the Company monitors credit risk based on indicators such as delinquencies and LTV, which the Company believes are relevant credit quality indicators.

LTV refers to the ratio comparing the loan’s unpaid principal balance to the property’s collateral value. We examine LTV migration and stratify LTV into categories to monitor the risk in the loan classes.

The following table provides a summary of the consumer portfolio credit quality. The amounts represent the carrying value, which differ from unpaid principal balances, and include the premiums or discounts and the accretable yield and non-accretable difference for PCI loans recorded in purchase accounting. Included in the consumer finance receivables are “covered loans” for which the Company can be reimbursed for a substantial portion of future losses under the terms of loss sharing agreements with the FDIC if losses occur within the indemnification period. As of March 31, 2017 and December 31, 2016, the carrying value of the indemnification asset for covered single family residential and reverse mortgage loans totaled $207 million and $233 million, respectively, under the IndyMac Transaction. No indemnification asset was recognized in connection with the First Federal or La Jolla Transaction. The indemnification asset is measured on the same basis of accounting as the covered loans (e.g., as PCI loans under the effective yield method). Covered loans are further discussed in our Form 10-K for the year ended December 31, 2016, Note 5 — Indemnification Assets.

Covered loans are limited to the Consumer Banking LCM division.

Included in the consumer loan balances as of March 31, 2017 and December 31, 2016, were loans with terms that permitted negative amortization with an unpaid principal balance of $709 million and $761 million, respectively.

Item 1.  Consolidated Financial Statements  15

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The table below summarizes the Consumer loan LTV distribution and the covered loan balances as of March 31, 2017 and December 31, 2016.

Consumer Loan LTV Distribution (dollars in millions)

	Single Family Residential					Reverse Mortgage
					Total Single Family	Covered Loans			Total Reverse	Total Consumer
	Covered Loans		Non-covered Loans				Non-covered Loans
LTV Range	Non-PCI	PCI	Non-PCI	PCI	Residential	Non-PCI	Non-PCI	PCI	Mortgages	Loans
March 31, 2017
Greater than 125%	$2.1	$235.9	$9.8	$–	$247.8	$0.8	$9.0	$31.1	$40.9	$288.7
101% – 125%	5.4	398.0	8.3	–	411.7	1.4	12.5	7.5	21.4	433.1
80% – 100%	180.3	593.5	41.5	–	815.3	23.2	42.4	8.0	73.6	888.9
Less than 80%	1,487.1	880.0	1,736.3	7.3	4,110.7	405.1	307.4	10.3	722.8	4,833.5
Not Applicable(1)	–	–	0.1	–	0.1	–	–	–	–	0.1
Total	$1,674.9	$2,107.4	$1,796.0	$7.3	$5,585.6	$430.5	$371.3	$56.9	$858.7	$6,444.3
December 31, 2016
Greater than 125%	$2.2	$261.4	$12.3	$–	$275.9	$0.6	$8.8	$33.8	$43.2	$319.1
101% – 125%	4.7	443.7	13.6	–	462.0	1.2	12.7	7.9	21.8	483.8
80% – 100%	226.6	588.1	40.5	–	855.2	24.0	42.3	7.5	73.8	929.0
Less than 80%	1,515.6	872.4	1,713.1	9.2	4,110.3	405.4	304.9	9.8	720.1	4,830.4
Not Applicable(1)	–	–	2.9	–	2.9	–	–	–	–	2.9
Total	$1,749.1	$2,165.6	$1,782.4	$9.2	$5,706.3	$431.2	$368.7	$59.0	$858.9	$6,565.2
(1)	Certain Consumer Loans do not have LTV’s, including the Credit Card portfolio.

16   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Past Due Finance and Held for Sale Receivables (dollars in millions)

	Past Due
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due	Current(1)	PCI Loans(2)	Total
March 31, 2017
Commercial Banking
Commercial Finance	$29.9	$–	$34.0	$63.9	$9,864.7	$41.5	$9,970.1
Real Estate Finance	4.4	–	–	4.4	5,584.7	66.3	5,655.4
Business Capital	109.7	47.3	21.1	178.1	7,306.1	–	7,484.2
Rail	9.6	0.6	0.7	10.9	93.8	–	104.7
Total Commercial Banking	153.6	47.9	55.8	257.3	22,849.3	107.8	23,214.4
Consumer Banking
Legacy Consumer Mortgages	18.6	5.1	35.5	59.2	2,503.5	2,171.5	4,734.2
Other Consumer Banking	0.7	–	0.7	1.4	2,138.6	2.7	2,142.7
Total Consumer Banking	19.3	5.1	36.2	60.6	4,642.1	2,174.2	6,876.9
Non-Strategic Portfolios	3.5	1.5	6.5	11.5	150.6	–	162.1
Total	$176.4	$54.5	$98.5	$329.4	$27,642.0	$2,282.0	$30,253.4
December 31, 2016
Commercial Banking
Commercial Finance	$21.4	$–	$17.6	$39.0	$10,193.8	$42.7	$10,275.5
Real Estate Finance	0.1	–	–	0.1	5,496.0	70.5	5,566.6
Business Capital	143.6	42.4	16.3	202.3	6,771.8	–	6,974.1
Rail	5.9	0.6	2.3	8.8	94.9	–	103.7
Total Commercial Banking	171.0	43.0	36.2	250.2	22,556.5	113.2	22,919.9
Consumer Banking
Legacy Consumer Mortgages	22.6	6.1	36.6	65.3	2,563.6	2,233.8	4,862.7
Other Consumer Banking	7.4	4.9	0.6	12.9	2,163.4	2.8	2,179.1
Total Consumer Banking	30.0	11.0	37.2	78.2	4,727.0	2,236.6	7,041.8
Non-Strategic Portfolios	3.0	1.1	7.0	11.1	198.9	–	210.0
Total	$204.0	$55.1	$80.4	$339.5	$27,482.4	$2,349.8	$30,171.7
(1)	Due to their nature, reverse mortgage loans are included in Current, as they do not have contractual payments due at a specified time.
(2)	PCI loans are written down at acquisition to their fair value using an estimate of cash flows deemed to be collectible. Accordingly, such loans are no longer classified as past due or non-accrual even though they may be contractually past due as we expect to fully collect the new carrying values of these loans.

Item 1.  Consolidated Financial Statements  17

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth non-accrual loans, assets received in satisfaction of loans (OREO and repossessed assets) and loans 90 days or more past due and still accruing.

Finance Receivables on Non-Accrual Status (dollars in millions)(1)

	March 31, 2017			December 31, 2016
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial Banking
Commercial Finance	$158.5	$10.9	$169.4	$156.7	$32.1	$188.8
Real Estate Finance	3.7	–	3.7	20.4	–	20.4
Business Capital	60.8	–	60.8	41.7	–	41.7
Total Commercial Banking	223.0	10.9	233.9	218.8	32.1	250.9
Consumer Banking
Legacy Consumer Mortgages	15.9	–	15.9	17.3	–	17.3
Other Consumer Banking	0.3	–	0.3	0.1	–	0.1
Total Consumer Banking	16.2	–	16.2	17.4	–	17.4
Non-Strategic Portfolios	–	8.7	8.7	–	10.3	10.3
Total	$239.2	$19.6	$258.8	$236.2	$42.4	$278.6
Repossessed assets and OREO			79.8			72.7
Total non-performing assets			$338.6			$351.3
Commercial loans past due 90 days or more accruing			$4.3			$7.2
Consumer loans past due 90 days or more accruing			22.2			24.8
Total Accruing loans past due 90 days or more			$26.5			$32.0
(1)	Factored receivables within our Business Capital division do not accrue interest and therefore are not considered within non-accrual loan balances, however are considered for credit provisioning purposes.

Payments received on non-accrual financing receivables are generally applied first against outstanding principal, though in certain instances where the remaining recorded investment is deemed fully collectible, interest income is recognized on a cash basis. Reverse mortgages are not included in the non-accrual balances.

The table below summarizes the residential mortgage loans in the process of foreclosure and OREO:

Loans in Process of Foreclosure (dollars in millions)

	March 31, 2017	December 31, 2016
PCI	$190.8	$201.7
Non-PCI	107.8	106.3
Loans in process of foreclosure	$298.6	$308.0
OREO	$66.3	$69.9

18   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired Loans

The Company’s policy is to review for impairment finance receivables greater than $500,000 that are on non-accrual status, as well as short-term factoring receivables greater than $500,000 when events or circumstances indicate that it is probable that CIT will be unable to collect all amounts due according to the contractual terms of the factoring agreement. Small-ticket loan and lease receivables that have not been modified in a restructuring are included (if appropriate) in the reported non-accrual balances above, but are excluded from the impaired finance receivables disclosure below as charge-offs are typically determined and recorded for such loans when they are more than 90 – 150 days past due.

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

Impaired Loans (dollars in millions)

				Average Recorded Investment(3)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Quarter Ended March 31, 2017	Quarter Ended March 31, 2016
March 31, 2017
With no related allowance recorded:
Commercial Banking
Commercial Finance	$64.5	$75.8	$–	$59.4	$12.8
Business Capital	9.4	10.6	–	4.9	7.0
Real Estate Finance	0.7	0.7	–	0.7	2.2
With an allowance recorded:
Commercial Banking
Commercial Finance	134.8	134.9	23.8	138.9	120.5
Business Capital	27.7	27.8	15.3	17.2	11.3
Real Estate Finance	3.0	3.0	0.4	9.8	1.6
Total Impaired Loans(1)	240.1	252.8	39.5	230.9	155.4
Total Loans Impaired at Acquisition Date and Convenience Date(2)	2,282.0	3,329.3	14.8	2,316.0	2,626.3
Total	$2,522.1	$3,582.1	$54.3	$2,546.9	$2,781.7
December 31, 2016
With no related allowance recorded:
Commercial Banking
Commercial Finance	$54.3	$72.2	$–	$29.5
Business Capital	0.5	1.8	–	5.1
Real Estate Finance	0.7	0.7	–	1.3
With an allowance recorded:
Commercial Banking
Commercial Finance	143.0	146.2	25.5	132.1
Business Capital	6.6	6.6	4.2	8.2
Real Estate Finance	16.7	16.8	4.0	5.2
Total Impaired Loans(1)	221.8	244.3	33.7	181.4
Total Loans Impaired at Acquisition Date and Convenience Date(2)	2,349.8	3,440.7	13.6	2,504.4
Total	$2,571.6	$3,685.0	$47.3	$2,685.8
(1)	There was no interest income recorded for the three months ended March 31, 2017 while the loans were impaired. Interest income recorded for the year ended December 31, 2016 while the loans were impaired was $1.6 million of which $0.6 million was interest recognized using cash-basis method of accounting, respectively.
(2)	Details of finance receivables that were identified as impaired at the Acquisition Date are presented under Loans Acquired with Deteriorated Credit Quality.
(3)	Average recorded investment for the quarter ended March 31, 2017, March 31, 2016 and year ended December 31, 2016.

Item 1.  Consolidated Financial Statements  19

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

Purchased Credit Impaired Loans(1) (dollars in millions)

March 31, 2017	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses
Commercial Banking
Commercial Finance	$67.9	$41.5	$1.9
Real Estate Finance	96.8	66.3	5.8
Consumer Banking
Other Consumer Banking	3.6	2.7	–
Legacy Consumer Mortgages	3,161.0	2,171.5	7.1
	$3,329.3	$2,282.0	$14.8
December 31, 2016
Commercial Banking
Commercial Finance	$70.0	$42.7	$2.4
Real Estate Finance	108.1	70.5	4.9
Consumer Banking
Other Consumer Banking	3.7	2.8	–
Legacy Consumer Mortgages	3,258.9	2,233.8	6.3
	$3,440.7	$2,349.8	$13.6
(1)	PCI loans from prior transactions were not significant and are not included.

The following table summarizes commercial PCI loans within Commercial Banking, which are monitored for credit quality based on internal risk classifications. See previous table Consumer Loan LTV Distributions for credit quality metrics on consumer PCI loans.

	March 31, 2017			December 31, 2016
(dollars in millions)	Non- criticized	Criticized	Total	Non- criticized	Criticized	Total
Commercial Finance	$5.1	$36.4	$41.5	$5.4	$37.3	$42.7
Real Estate Finance	32.9	33.4	66.3	35.6	34.9	70.5
Total	$38.0	$69.8	$107.8	$41.0	$72.2	$113.2

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

Changes in the accretable yield for PCI loans are summarized below for the quarters ended March 31, 2017 and March 31, 2016.

(dollars in millions)	Quarter Ended March 31, 2017
Balance at December 31, 2016	$1,261.4
Accretion into interest income	(52.6)
Reclassification from non-accretable difference	33.4
Disposals and Other	(8.5)
Balance at March 31, 2017	$1,233.7
Quarter Ended March 31, 2016
Balance at December 31, 2015	$1,299.1
Accretion into interest income	(53.0)
Reclassification from non-accretable difference	54.6
Disposals and Other	(19.3)
Balance at March 31, 2016	$1,281.4

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

We may require some consumer borrowers experiencing financial difficulty to make trial payments generally for a period of three to four months, according to the terms of a planned permanent modification, to determine if they can perform according to those terms. These arrangements represent trial modifications, which we classify and account for as TDRs. While loans are in trial payment programs, their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms. The planned modifications for these arrangements predominantly involve interest rate reductions or other interest rate concessions; however, the exact concession type and resulting financial effect are usually not finalized and do not take effect until the loan is permanently modified. The trial period terms are developed in accordance with our proprietary programs or the U.S. Treasury’s Making Homes Affordable (“MHA”) programs for real estate 1-4 family first lien (i.e., Home Affordable Modification Program — HAMP) and junior lien (i.e., Second Lien Modification Program — 2MP) mortgage loans. HAMP and other MHA programs expired on December 31, 2016 (the last day to submit an application).

At March 31, 2017, the loans in trial modification period were $20.1 million under HAMP, $0.2 million under 2MP and $8.9 million under proprietary programs. Trial modifications with a recorded investment of $27.4 million at March 31, 2017 were accruing loans and $1.8 million were non-accruing loans. At December 31, 2016, the loans in trial modification period were $36.4 million under HAMP, $0.1 million under 2MP and $3.0 million under proprietary programs. Trial modifications with a recorded investment of $38.1 million at December 31, 2016 were accruing loans and $1.4 million were non-accruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.

The recorded investment of TDRs, excluding those classified as PCI and those within a trial modification period discussed in the preceding paragraph, at March 31, 2017 and December 31, 2016 was $114.1 million and $82.3 million, of which 53% and 41%, respectively, were on non-accrual. See the preceding paragraph on discussion related to TDRs in trial modification period. Commercial Banking and Consumer Banking receivables accounted for 88% and 12% of the total TDRs, respectively, at March 31, 2017. Commercial Banking and Consumer Banking receivables accounted for 85% and 15% of the total TDRs, respectively at December 31, 2016. There were $4.8 million and $5.4 million as of March 31, 2017 and December 31, 2016, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

Item 1.  Consolidated Financial Statements  21

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The recorded investment related to modifications qualifying as TDRs that occurred during the quarters ended March 31, 2017 and 2016 were $34.1 million and $16.1 million, respectively. The recorded investment as of March 31, 2017 and 2016 of TDRs that experience a payment default (payment default is one missed payment), during the quarters ended March 31, 2017 and 2016, and for which the payment default occurred within one year of the modification totaled $1.2 million and $5.9 million, respectively. The defaults that occurred during the current quarter and year to date related to Commercial Banking and Consumer Banking.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on the 2017 amounts, the overall nature and impact of modification programs were comparable in the prior year.

■	The nature of modifications qualifying as TDR’s based upon recorded investment at March 31, 2017 was comprised of payment deferrals for 38% and covenant relief and/or other for 62%. December 31, 2016 TDR recorded investment was comprised of payment deferrals for 12% and covenant relief and/or other for 88%.
■	Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods.
■	Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the quarters ended March 31, 2017 and 2016 was not significant.
■	Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during quarters ended March 31, 2017 and 2016 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs.
■	The other elements of the Company’s modification programs that are not TDRs, do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

Reverse Mortgages

Consumer loans within continuing operations include an outstanding balance of $858.7 million and $858.9 million at March 31, 2017 and December 31, 2016, respectively, related to the reverse mortgage portfolio, of which $768.3 million and $769.6 million at March 31, 2017 and December 31, 2016, respectively, was uninsured.

The uninsured reverse mortgage portfolio consists of approximately 1,700 loans with an average borrowers’ age of 83 years old and an unpaid principal balance of $1,018.4 million at March 31, 2017. At December 31, 2016, the uninsured reverse mortgage portfolio consisted of approximately 1,700 loans with an average borrowers’ age of 83 years old and an unpaid principal balance of $1,027.9 million. The realizable collateral value (the lower of the collectible principal and interest or the estimated value of the home) exceeds the outstanding book balance at March 31, 2017 and December 31, 2016.

As of March 31, 2017, the Company’s estimated future advances to reverse mortgagors are as follows:

Future Advances (dollars in millions)

Year Ending:
2017	$11.3
2018	11.4
2019	9.4
2020	7.8
2021	6.4
Years 2022 – 2026	17.4
Years 2027 – 2031	5.3
Years 2032 – 2036	1.4
Thereafter	0.3
Total(1),(2)	$70.7
(1)	This table does not take into consideration cash inflows including payments from mortgagors or payoffs based on contractual terms.
(2)	This table includes the reverse mortgages supported by the Company as a result of the IndyMac loss-share agreements with the FDIC. As of March 31, 2017, the Company is responsible for funding up to a remaining $57 million of the total amount.

22   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Serviced Loans

As a result of the OneWest Transaction, the Company services Home Equity Conversion Mortgages (“HECM”) reverse mortgage loans sold to Agencies (Fannie Mae) and securitized into GNMA HECM mortgage-backed securities (“HMBS”) pools. HECM loans transferred into the HMBS program have not met all the requirements for sale accounting, and therefore, the Company has accounted for these transfers as a financing transaction with the loans remaining on the Company’s statement of financial position and the proceeds received are recorded as a secured borrowing. The pledged loans and secured borrowings are reported in Assets of discontinued operations and Liabilities of discontinued operations, respectively. See Note 2 — Discontinued Operations.

As servicer of HECM loans, the Company is required to repurchase loans out of the HMBS pool upon completion of foreclosure or once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount. Although permitted under the GNMA HMBS program, the Company does not conduct optional repurchases upon the loan reaching a maturity event (i.e., borrower’s death or the property ceases to be the borrower’s principal residence). These HECM loans are repurchased at a price equal to the unpaid principal balance outstanding on the loan plus accrued interest. The repurchase transaction represents extinguishment of debt. As a result, the HECM loan basis and accounting methodology (retrospective effective interest) would carry forward. However, if the Company classifies these repurchased loans as assets held for sale (“AHFS”), that classification would result in a new accounting methodology. Loans classified as AHFS are carried at lower of cost or market (“LOCOM”) pending assignment to the Department of Housing and Urban Development (“HUD”). Loans classified as HFI are not assignable to HUD and are subject to periodic impairment assessment.

In the quarter ended March 31, 2017, the Company repurchased $27.9 million (unpaid principal balance) of additional HECM loans, of which $21.8 million were classified as AHFS and the remaining $6.1 million were classified as HFI. As of March 31, 2017, the Company had an outstanding balance of $131.7 million of HECM loans, of which $41.5 million (unpaid principal balance) is classified as AHFS with a remaining purchase discount of $0.1 million and $65.3 million is classified as HFI accounted for as PCI loans with an associated remaining purchase discount of $8.4 million. Serviced loans also include $33.5 million that are classified as HFI, which are accounted for under the effective yield method, with no remaining purchase discount. As of December 31, 2016, the Company had an outstanding balance of $122.2 million of HECM loans, of which $32.8 million (unpaid principal balance) were classified as AHFS with a remaining purchase discount of $0.1 million, $68.1 million were classified as HFI accounted for as PCI loans with an associated remaining purchase discount of $9.1 million. Serviced loans also included $30.4 million that were classified as HFI, accounted for under the effective yield method and have no remaining purchase discount.

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

Item 1.  Consolidated Financial Statements  23

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Allowance for Loan Losses and Recorded Investment in Finance Receivables (dollars in millions)

	Commercial Banking	Consumer Banking	Total
Quarter Ended March 31, 2017
Balance — December 31, 2016	$408.4	$24.2	$432.6
Provision for credit losses	49.2	0.5	49.7
Other(1)	(6.2)	–	(6.2)
Gross charge-offs(2)	(32.4)	(0.6)	(33.0)
Recoveries	5.0	0.5	5.5
Balance — March 31, 2017	$424.0	$24.6	$448.6
Allowance balance at March 31, 2017
Loans individually evaluated for impairment	$39.5	$–	$39.5
Loans collectively evaluated for impairment	376.8	17.5	394.3
Loans acquired with deteriorated credit quality(3)	7.7	7.1	14.8
Allowance for loan losses	$424.0	$24.6	$448.6
Other reserves(1)	$49.9	$–	$49.9
Finance receivables at March 31, 2017
Loans individually evaluated for impairment	$240.1	$–	$240.1
Loans collectively evaluated for impairment	22,530.7	4,638.6	27,169.3
Loans acquired with deteriorated credit quality(3)	107.8	2,174.2	2,282.0
Ending balance	$22,878.6	$6,812.8	$29,691.4
Percent of loans to total loans	77.1%	22.9%	100%
	Commercial Banking	Consumer Banking	Total
Quarter Ended March 31, 2016
Balance — December 31, 2015	$336.7	$10.2	$346.9
Provision for credit losses	86.4	3.1	89.5
Other(1)	(5.0)	1.4	(3.6)
Gross charge-offs(2)	(36.1)	(0.7)	(36.8)
Recoveries	4.0	0.8	4.8
Balance — March 31, 2016	$386.0	$14.8	$400.8
Allowance balance at March 31, 2016
Loans individually evaluated for impairment	$40.2	$–	$40.2
Loans collectively evaluated for impairment	342.8	13.5	356.3
Loans acquired with deteriorated credit quality(3)	3.0	1.3	4.3
Allowance for loan losses	$386.0	$14.8	$400.8
Other reserves(1)	$48.1	$0.1	$48.2
Finance receivables at March 31, 2016
Loans individually evaluated for impairment	$176.7	$–	$176.7
Loans collectively evaluated for impairment	23,466.1	4,750.0	28,216.1
Loans acquired with deteriorated credit quality(3)	136.9	2,419.0	2,555.9
Ending balance	$23,779.7	$7,169.0	$30,948.7
Percentage of loans to total loans	76.8%	23.2%	100%
(1)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other liabilities. “Other” also includes changes relating to loans that were charged off and reimbursed by the FDIC under the indemnification provided by the FDIC, sales and foreign currency translations.
(2)	Gross charge-offs of amounts specifically reserved in prior periods that were charged directly to the Allowance for loan losses included $14.8 million and $7.4 million for the quarter ended March 31, 2017 and March 31, 2016, respectively. The charge-offs related to Commercial Banking for all periods.
(3)	Represents loans considered impaired as part of the OneWest transaction and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

24   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 — INVESTMENT SECURITIES

Investments include debt and equity securities. The Company’s debt securities include U.S. Government Agency securities, U.S. Treasury securities, residential mortgage-backed securities (“MBS”), and supranational and foreign government securities. Equity securities include common stock and warrants, along with restricted stock in the Federal Home Loan Bank (“FHLB”) and FRB.

Investment Securities (dollars in millions)

	March 31, 2017	December 31, 2016
Available-for-sale securities
Debt securities	$3,696.8	$3,674.1
Equity securities	34.2	34.1
Held-to-maturity securities
Debt securities(1)	226.9	243.0
Securities carried at fair value with changes recorded in net income
Debt securities	268.9	283.5
Non-marketable investments(2)	249.5	256.4
Total investment securities	$4,476.3	$4,491.1
(1)	Recorded at amortized cost.
(2)	Non-marketable investments include restricted stock of the FRB and FHLB carried at cost of $231.1 million at March 31, 2017 and $239.7 million at December 31, 2016. The remaining non-marketable investments include ownership interests greater than 3% in limited partnership investments that are accounted for under the equity method, other investments carried at cost, which include qualified Community Reinvestment Act (CRA) investments, equity fund holdings and shares issued by customers during loan work out situations or as part of an original loan investment, totaling $18.4 million and $16.7 million at March 31, 2017 and December 31, 2016, respectively.

Realized investment gains totaled $1.6 million and $0.7 million for the quarters ended March 31, 2017 and 2016, respectively, and exclude losses from OTTI.

In addition, the Company had $5.4 billion and $5.6 billion of interest bearing deposits at banks at March 31, 2017 and December 31, 2016, respectively, which are cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Quarters Ended March 31,
	2017	2016
Interest income — investments	$27.8	$19.2
Interest income — interest bearing deposits	12.5	8.4
Dividends — investments	3.3	3.4
Total interest and dividends	$43.6	$31.0

Item 1.  Consolidated Financial Statements  25

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities available for sale (“AFS”).

Securities AFS — Amortized Cost and Fair Value (dollars in millions)

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities AFS
Mortgage-backed Securities
U.S. government agency securities	$2,514.0	$1.9	$(34.7)	$2,481.2
Non-agency securities	449.8	21.9	(1.2)	470.5
U.S. government agency obligations	649.9	–	(4.2)	645.7
U.S. Treasury Securities	99.8	–	(0.4)	99.4
Total debt securities AFS	3,713.5	23.8	(40.5)	3,696.8
Equity securities AFS	35.2	–	(1.0)	34.2
Total securities AFS	$3,748.7	$23.8	$(41.5)	$3,731.0
December 31, 2016
Debt securities AFS
Mortgage-backed Securities
U.S. government agency securities	$2,073.6	$1.6	$(32.3)	$2,042.9
Non-agency securities	471.7	15.6	(1.8)	485.5
U.S. government agency obligations	649.9	–	(3.9)	646.0
U.S. Treasury Securities	299.9	–	(0.4)	299.5
Supranational and foreign government securities	200.2	–	–	200.2
Total debt securities AFS	3,695.3	17.2	(38.4)	3,674.1
Equity securities AFS	35.0	–	(0.9)	34.1
Total securities AFS	$3,730.3	$17.2	$(39.3)	$3,708.2

The following table presents the debt securities AFS by contractual maturity dates:

Securities AFS — Maturities (dollars in millions)

	March 31, 2017
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government agency securities
After 5 but within 10 years	$52.2	$51.4	1.56%
Due after 10 years	2,461.8	2,429.8	2.49%
Total	2,514.0	2,481.2	2.47%
Mortgage-backed securities — non-agency securities
After 5 but within 10 years	22.0	21.5	4.93%
Due after 10 years	427.8	449.0	5.91%
Total	449.8	470.5	5.86%
U.S. government agency obligations
After 1 but within 5 years	649.9	645.7	1.22%
Total	649.9	645.7	1.22%
U.S. Treasury Securities
After 1 but within 5 years	99.8	99.4	0.93%
Total	99.8	99.4	0.93%
Total debt securities available-for-sale	$3,713.5	$3,696.8	2.62%

26   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the gross unrealized losses and estimated fair value of AFS securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position.

Securities AFS — Gross Unrealized Loss (dollars in millions)

	March 31, 2017
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$1,883.2	$(34.2)	$13.5	$(0.5)
Non-agency securities	24.4	(0.9)	4.6	(0.3)
U.S. government agency obligations	545.8	(4.2)	–	–
U.S. Treasury Securities	99.4	(0.4)	–	–
Total debt securities AFS	2,552.8	(39.7)	18.1	(0.8)
Equity securities AFS	34.0	(0.8)	0.2	(0.2)
Total securities available-for-sale	$2,586.8	$(40.5)	$18.3	$(1.0)
	December 31, 2016
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$1,589.6	$(31.8)	$13.8	$(0.5)
Non-agency securities	56.5	(1.4)	15.8	(0.4)
U.S. government agency obligations	546.1	(3.9)	–	–
U.S. Treasury Securities	299.5	(0.4)	–	–
Total debt securities AFS	2,491.7	(37.5)	29.6	(0.9)
Equity securities AFS	34.1	(0.9)	–	–
Total securities available-for-sale	$2,525.8	$(38.4)	$29.6	$(0.9)

Purchased Credit-Impaired AFS Securities

In connection with the OneWest acquisition, the Company classified AFS mortgage-backed securities as PCI due to evidence of credit deterioration since issuance and for which it is probable that the Company will not collect all principal and interest payments contractually required at the time of purchase. Accounting for these adjustments is discussed in Note 1 — Business and Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Changes in the accretable yield for PCI securities are summarized below for the quarter ended March 31, 2017 and March 31, 2016:

Changes in Accretable Yield (dollars in millions)

Quarter Ended March 31, 2017
Beginning Balance at December 31, 2016	$165.0
Accretion into interest income	(6.5)
Reclassifications from non-accretable difference due to improving cash flows	0.1
Reclassifications to non-accretable difference due to decreasing cash flows	(0.5)
Balance at March 31, 2017	$158.1
Quarter Ended March 31, 2016
Beginning Balance at December 31, 2015	$189.0
Accretion into interest income	(7.8)
Reclassifications from non-accretable difference	3.9
Balance at March 31, 2016	$185.1

Item 1.  Consolidated Financial Statements  27

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The estimated fair value of PCI securities was $464.0 million and $478.9 million with a par value of $591.8 million and $615.2 million as of March 31, 2017, and December 31, 2016, respectively.

Securities Carried at Fair Value with Changes Recorded in Net Income (dollars in millions)

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed Securities — Non-agency	$260.4	$9.2	$(0.7)	$268.9
Total securities held at fair value with changes recorded in net income	$260.4	$9.2	$(0.7)	$268.9
December 31, 2016
Mortgage-backed Securities — Non-agency	$277.5	$6.7	$(0.7)	$283.5
Total securities held at fair value with changes recorded in net income	$277.5	$6.7	$(0.7)	$283.5

Securities Carried at Fair Value with changes Recorded in Net Income — Amortized Cost and Fair Value Maturities (dollars in millions)

	March 31, 2017
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — non-agency securities
After 5 but within 10 years	$0.3	$0.3	41.82%
Due after 10 years	260.1	268.6	4.90%
Total	$260.4	$268.9	4.94%

Debt Securities Held-to-Maturity

The carrying value and fair value of securities held to maturity (“HTM”) at March 31, 2017 and December 31, 2016 were as follows:

Debt Securities HTM — Carrying Value and Fair Value (dollars in millions)

	Carrying Value	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Mortgage-backed securities
U.S. government agency securities	$102.4	$0.5	$(3.1)	$99.8
State and municipal	18.9	–	(0.4)	18.5
Foreign government	2.4	–	–	2.4
Corporate — foreign	103.2	6.5	–	109.7
Total debt securities held-to-maturity	$226.9	$7.0	$(3.5)	$230.4
December 31, 2016
Mortgage-backed securities
U.S. government agency securities	$110.0	$0.7	$(3.3)	$107.4
State and municipal	27.7	–	(0.5)	27.2
Foreign government	2.4	–	–	2.4
Corporate — foreign	102.9	6.2	–	109.1
Total debt securities held-to-maturity	$243.0	$6.9	$(3.8)	$246.1

28   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the debt securities HTM by contractual maturity dates:

Debt Securities HTM — Amortized Cost and Fair Value Maturities (dollars in millions)

	March 31, 2017
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government agency securities
Due after 10 years	$102.4	$99.8	2.49%
Total	102.4	99.8	2.49%
State and municipal
Due within 1 year	0.4	0.4	2.09%
After 1 but within 5 years	0.3	0.3	2.46%
After 5 but within 10 years	0.4	0.4	2.70%
Due after 10 years	17.8	17.4	2.33%
Total	18.9	18.5	2.34%
Foreign government
Due within 1 year	2.4	2.4	2.43%
Total	2.4	2.4	2.43%
Corporate — Foreign securities
After 1 but within 5 years	103.2	109.7	4.25%
Total	103.2	109.7	4.25%
Total debt securities held-to-maturity	$226.9	$230.4	3.28%

The following table summarizes the gross unrealized losses and estimated fair value of HTM securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position.

Debt Securities HTM — Gross Unrealized Loss (dollars in millions)

	March 31, 2017
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Mortgage-backed securities
U.S. government agency securities	$63.3	$(1.7)	$25.3	$(1.4)
State and municipal	2.9	–	14.9	(0.4)
Total securities held-to-maturity	$66.2	$(1.7)	$40.2	$(1.8)
	December 31, 2016
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Mortgage-backed securities
U.S. government agency securities	$68.2	$(1.7)	$26.7	$(1.6)
State and municipal	3.8	(0.1)	22.4	(0.4)
Total securities held-to-maturity	$72.0	$(1.8)	$49.1	$(2.0)

Item 1.  Consolidated Financial Statements  29

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Than Temporary Impairment (“OTTI”)

The Company conducted and documented its periodic review of all securities with unrealized losses, which it performs to evaluate whether the impairment is other than temporary.

For PCI securities, management determined certain PCI securities with unrealized losses were deemed credit-related and recognized OTTI credit-related losses of $0.1 million and $2.0 million as permanent write-downs for the quarter ended March 31, 2017 and March 31, 2016, respectively.

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

NOTE 6 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	March 31, 2017			December 31, 2016
	CIT Group Inc.	Subsidiaries	Total	Total
Senior Unsecured	$10,600.5	$–	$10,600.5	$10,599.0
Secured borrowings:
Structured financings	–	1,725.1	1,725.1	1,925.7
FHLB advances	–	2,410.7	2,410.7	2,410.8
Total Borrowings	$10,600.5	$4,135.8	$14,736.3	$14,935.5

Unsecured Borrowings

Second Amended and Restated Revolving Credit Facility

There were no outstanding borrowings under the Second Amended and Restated Revolving Credit and Guaranty Agreement (the “Revolving Credit Facility”) at March 31, 2017 and December 31, 2016. The amount available to draw upon at March 31, 2017 was approximately $1.3 billion, with the remaining amount of approximately $0.1 billion being utilized for issuance of letters of credit to customers.

The Revolving Credit Facility has a total commitment amount of $1.4 billion and the maturity date of the commitment is January 25, 2019. The total commitment amount consists of a $1.07 billion revolving loan tranche and a $326.7 million revolving loan tranche that can also be utilized for issuance of letters of credit to customers. The applicable margin charged under the facility is 2.25% for LIBOR Rate loans and 1.25% for Base Rate loans.

The facility was amended in February 2017 to lower from $1.5 billion to $1.4 billion the aggregate total commitments thereunder and to further extend the final maturity date of the lenders’ commitments. Such amendment also provided that, upon consummation of the Commercial Air Sale (completed on April 4, 2017, see Note 16 — Subsequent Events), among other things, (i) the total aggregate commitments thereunder will automatically be reduced to $750 million, (ii) one of the nine domestic operating subsidiaries of the Company will no longer act as a guarantor thereunder, and (iii) the covenant requiring that the Company maintain a minimum $6 billion minimum consolidated net worth will be replaced by a covenant requiring that the Company maintain a minimum Tier 1 capital ratio of 9.0%.

As of March 31, 2017, the Revolving Credit Facility was unsecured and was guaranteed by nine of the Company’s domestic operating subsidiaries. In addition, the applicable required minimum guarantor asset coverage ratio ranged from 1.0:1.0 to 1.5:1.0 and was 1.375: 1.0 and the Revolving Credit Facility was subject to a $6 billion minimum consolidated net worth covenant.

The Revolving Credit Facility may be drawn and prepaid at the option of CIT. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty.

30   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Senior Unsecured Notes

The following tables present the principal amounts by maturity date.

Senior Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
May 2017	5.000%	May 2012	$252.8
August 2017(1)	4.250%	August 2012	1,725.8
March 2018(1)	5.250%	March 2012	1,465.0
April 2018(1)	6.625%	March 2011	695.0
May 2018(1)	5.000%	December 2016	955.9
February 2019(2)	5.500%	February 2012	1,750.0
February 2019	3.875%	February 2014	1,000.0
May 2020	5.375%	May 2012	750.0
August 2022	5.000%	August 2012	1,250.0
August 2023	5.000%	August 2013	750.0
Weighted average rate and total	5.022%		$10,594.5
(1)	On May 4, 2017, CIT redeemed 100% of the principal amounts, as disclosed in Note 16 — Subsequent Events.
(2)	The Company accepted for purchase in the Tender Offer $969 million of the principal amount as disclosed in Note 16 — Subsequent Events.

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

Secured Borrowings

At March 31, 2017 the Company had pledged assets (including collateral for the FRB discount window) of $14.1 billion, which included $12.5 billion of loans (including amounts held for sale), $1.2 billion of operating lease assets, $0.2 billion of cash and $0.2 billion of investment securities.

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

As of March 31, 2017, the Company had $5.2 billion of financing availability with the FHLB, of which $2.0 billion was unused and available, and $865.4 million was being utilized for issuance of letters of credit related to deposits. FHLB Advances as of March 31, 2017 have a weighted average rate of 1.33%. The following table includes the total outstanding FHLB Advances, and respective pledged assets.

FHLB Advances with Pledged Assets Summary (dollars in millions)

	March 31, 2017		December 31, 2016
	FHLB Advances	Pledged Assets	FHLB Advances	Pledged Assets
Total	$2,410.7	$6,230.1	$2,410.8	$6,389.7

Structured Financings

Set forth in the following table are amounts primarily related to structured financings of and assets owned by consolidated VIEs. Creditors of these VIEs received ownership and/or security interests in the assets. These entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. Structured financings as of March 31, 2017 had a weighted average rate of 3.45%, which ranged from 0.58% to 5.74%.

Item 1.  Consolidated Financial Statements  31

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Structured Financings and Pledged Assets Summary (dollars in millions)

	March 31, 2017		December 31, 2016
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Business Capital	$869.9	$3,035.1	$949.8	$2,608.0
Rail(1)	817.7	1,293.6	860.1	1,327.5
Commercial Finance	–	–	–	0.2
Subtotal — Commercial Banking	1,687.6	4,328.7	1,809.9	3,935.7
Non-Strategic Portfolios	37.5	37.5	115.8	212.6
Total	$1,725.1	$4,366.2	$1,925.7	$4,148.3
(1)	At March 31, 2017, the TRS Transactions related borrowings and pledged assets, respectively, of $520.0 million and $833.6 million were included in Commercial Banking. The TRS Transactions are described in Note 7 — Derivative Financial Instruments.

Not included in the above table are liabilities of discontinued operations at March 31, 2017, and December 31, 2016, of $543.2 million and $1,571.0 million of secured borrowings, respectively. See Note 2 — Discontinued Operations.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight, borrowings. The borrowing capacity is determined by the FRB based on the collateral pledged.

There were no outstanding borrowings with the FRB Discount Window as of March 31, 2017 and December 31, 2016.

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

The most significant types of VIEs that CIT utilizes are ‘on balance sheet’ secured financings of pools of leases and loans originated by the Company where the Company is the primary beneficiary. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion.

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

As a result of the OneWest Transaction, the Company has certain contractual obligations related to the HECM loans and the GNMA HMBS securitizations. The Company, as servicer of these HECM loans, is currently obligated to fund future borrower advances, which include fees paid to taxing authorities for borrowers’ unpaid taxes and insurance, mortgage insurance premiums and payments made to borrowers for line of credit draws on HECM loans. In addition, the Company capitalizes the servicing fees and interest income earned and is obligated to fund guarantee fees associated with the GNMA HMBS. The Company periodically pools and securitizes certain of these funded advances through issuance of HMBS to third-party security holders, which did not qualify for sale accounting and rather, are treated as financing transactions. As a financing transaction, the HECM loans and related proceeds from the issuance of the HMBS recognized as secured borrowings remain on the Company’s Consolidated Balance Sheet. Due to the Company’s planned exit of third party servicing, HECM loans of $352.8 million and $374.0 million were included in Assets of discontinued operations and the associated secured borrowing of $345.4 million and $366.4 million (including an unamortized premium balance of $7.1 million and $8.1 million) were included in Liabilities of discontinued operations at March 31, 2017 and December 31, 2016, respectively.

As servicer, the Company is required to repurchase the HECM loans once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount or when the property forecloses to OREO, which reduces the secured borrowing balance. Additionally the Company services $154.2 million and $160.2 million of HMBS outstanding principal balance at March 31, 2017 and December 31, 2016, respectively, for transferred loans securitized by IndyMac for which OneWest Bank prior to the acquisition had purchased the mortgage servicing rights (“MSRs”) in connection with the IndyMac Transaction. The carrying value of the MSRs was not significant at March 31, 2017 and December 31, 2016. As the HECM loans are federally insured by the FHA and the secured borrowings guaranteed to the investors by GNMA, the Company does

32   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

not believe maximum loss exposure as a result of its involvement is material or quantifiable.

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

Unconsolidated VIEs (dollars in millions)

	Unconsolidated VIEs Carrying Value March 31, 2017		Unconsolidated VIEs Carrying Value December 31, 2016
	Securities	Partnership Investment	Securities	Partnership Investment
Agency securities	$2,583.6	$–	$2,152.9	$–
Non agency securities — Other servicer	739.3	–	769.0	–
Tax credit equity investments	–	164.4	–	167.7
Equity investments	–	13.1	–	11.4
Total Assets	$3,322.9	$177.5	$2,921.9	$179.1
Commitments to tax credit investments	$–	$53.6	$–	$62.3
Total Liabilities	$–	$53.6	$–	$62.3
Maximum loss exposure(1)	$3,322.9	$177.5	$2,921.9	$179.1
(1)	Maximum loss exposure to the unconsolidated VIEs excludes the liability for representations and warranties, corporate guarantees and also excludes servicing advances.

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS

As part of managing economic risk and exposure to interest rate and foreign currency risk, the Company primarily enters into derivative transactions in over-the-counter markets with other financial institutions. The Company does not enter into derivative financial instruments for proprietary trading or speculative purposes.

See Note 1 — Business and Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further description of its derivative transaction policies.

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	March 31, 2017			December 31, 2016
Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Foreign currency forward contracts — net investment hedges	$924.6	$8.3	$(0.8)	$817.9	$16.9	$–
Total Qualifying Hedges	924.6	8.3	(0.8)	817.9	16.9	–
Non-Qualifying Hedges
Interest rate swaps(2)	5,862.7	58.8	(32.9)	5,309.2	63.0	(50.1)
Written options	2,663.1	–	(0.9)	2,626.5	0.1	(1.0)
Purchased options	2,332.5	0.9	–	2,129.6	1.0	(0.1)
Foreign currency forward contracts	1,338.5	7.6	(5.9)	1,329.8	30.2	(6.0)
Total Return Swap (TRS)	158.0	–	(12.2)	587.5	–	(11.3)
Equity Warrants	1.0	0.1	–	1.0	0.2	–
Interest Rate Lock Commitments	8.7	0.1	–	20.7	0.1	(0.1)
Forward Sale Commitments on Agency MBS	20.0	–	(0.2)	39.0	0.1	–
Credit derivatives	266.6	–	(0.1)	267.6	–	(0.2)
Total Non-qualifying Hedges	12,651.1	67.5	(52.2)	12,310.9	94.7	(68.8)
Total Hedges	$13,575.7	$75.8	$(53.0)	$13,128.8	$111.6	$(68.8)
(1)	Presented on a gross basis.
(2)	Fair value balances include accrued interest.

Item 1.  Consolidated Financial Statements  33

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

TRS Transactions

As of December 31, 2016, CIT was party to two financing facilities between two wholly-owned subsidiaries of CIT, one Canadian (“CFL”) and one Dutch, and Goldman Sachs International (“GSI”), respectively, which were structured as total return swaps (“TRS”). Amounts available for advances (otherwise known as the unused portion) were accounted for as derivatives and recorded at the estimated fair value. On December 7, 2016, CFL entered into a Fourth Amended and Restated Confirmation (the “Termination Agreement”) with GSI to terminate the Canadian TRS and the facility was terminated on January 17, 2017.

The total facility capacity available under the Dutch TRS was $625 million at March 31, 2017 and December 31, 2016. The utilized portion reflects the borrowing.

The aggregate “notional amounts” of the Dutch TRS of $158.0 million at March 31, 2017 and the TRS Transactions of $587.5 million at December 31, 2016 represent the aggregate unused portions and constitute derivative financial instruments. These notional amounts were calculated as the maximum facility commitment amount, $625 million, under the Dutch TRS less the actual adjusted qualifying borrowing base outstanding of $467.0 million under the facility at March 31, 2017, and the maximum aggregate facility commitment amount, $1,062.3 million, under the Canadian TRS and Dutch TRS less the aggregate actual adjusted qualifying borrowing base outstanding of $474.8 million under the facilities at December 31, 2016. The notional amounts of the derivative will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying ABS to investors. If CIT funds additional ABS under the Dutch TRS, the aggregate adjusted qualifying borrowing base of the total return swaps will increase and the notional amount of the derivatives will decrease accordingly.

Based on the Company’s valuation, a liability of $12.2 million and $11.3 million was recorded at March 31, 2017 and December 31, 2016, respectively. The increase in liability of $0.9 million was recognized as a decrease to Other Income for the quarter ended March 31, 2017. The decrease in the liability of $18.2 million was recognized as an increase to Other Income for the quarter ended March 31, 2016.

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

Offsetting of Derivative Assets and Liabilities (dollars in millions)(1)

				Gross Amounts not offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Derivative Financial Instruments(2)	Cash Collateral Pledged/ (Received)(2),(3)	Net Amount
March 31, 2017
Derivative assets	$75.8	$–	$75.8	$(14.3)	$(14.5)	$47.0
Derivative liabilities	(53.0)	–	(53.0)	14.3	2.9	(35.8)
December 31, 2016
Derivative assets	$111.6	$–	$111.6	$(30.9)	$(48.7)	$32.0
Derivative liabilities	(68.8)	–	(68.8)	30.9	5.0	(32.9)
(1)	Due to a change in clearinghouse rules, the Company accounts for swap contracts cleared by the Chicago Mercantile Exchange (“CME”) as “settled-to-market” effective January 2017. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. The Company’s swap contracts cleared by LCH Clearnet (“LCH”) continue to be accounted for as “collateralized-to-market” and variation margin balances are characterized as collateral against derivative exposures. At March 31, 2017, gross amount of recognized assets and liabilities were lower by $5.1 million and $16.7 million, respectively.
(2)	The Company’s derivative transactions are governed by ISDA agreements that allow for net settlements of certain payments as well as offsetting of all contracts (“Derivative Financial Instruments”) with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. We believe our ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure. In conjunction with the ISDA agreements, the Company has entered into collateral arrangements with its counterparties which provide for the exchange of cash depending on change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon an event of default of one of the counterparties.
(3)	Collateral pledged or received is included in Other assets or Other liabilities, respectively.

34   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the impact of derivatives on the statements of income.

Derivative Instrument Gains and Losses (dollars in millions)

		Quarters Ended March 31,
Derivative Instruments	Gain / (Loss) Recognized	2017	2016
Non Qualifying Hedges
Interest rate swaps	Other income	$2.2	$(2.6)
Interest rate options	Other income	0.1	0.4
Foreign currency forward contracts	Other income	(7.0)	(33.9)
Equity warrants	Other income	(0.1)	(0.3)
Total Return Swap (TRS)	Other income	(0.9)	18.2
Interest Rate Lock Commitments	Other income	0.1	–
Forward Sale Commitments on Agency MBS	Other income	(0.1)	–
Credit Derivatives	Other income	–	0.9
Total Non-qualifying Hedges		$(5.7)	$(17.3)
Total derivatives-income statement impact		$(5.7)	$(17.3)

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Quarter Ended March 31, 2017
Foreign currency forward contracts — net investment hedges	$6.9	$–	$6.9	$(8.9)	$(15.8)
Total	$6.9	$–	$6.9	$(8.9)	$(15.8)
Quarter Ended March 31, 2016
Foreign currency forward contracts — net investment hedges	$1.8	$–	$1.8	$(38.0)	$(39.8)
Total	$1.8	$–	$1.8	$(38.0)	$(39.8)

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

Item 1.  Consolidated Financial Statements  35

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
March 31, 2017
Assets
Debt Securities AFS	$3,696.8	$–	$3,226.3	$470.5
Securities carried at fair value with changes recorded in net income	268.9	–	–	268.9
Equity Securities AFS	34.2	0.2	34.0	–
Derivative assets at fair value — non-qualifying hedges(1)	67.5	–	67.4	0.1
Derivative assets at fair value — qualifying hedges	8.3	–	8.3	–
Total	$4,075.7	$0.2	$3,336.0	$739.5
Liabilities
Derivative liabilities at fair value — non-qualifying hedges(1)	$(52.2)	$–	$(39.9)	$(12.3)
Derivative liabilities at fair value — qualifying hedges	(0.8)	–	(0.8)	–
Consideration holdback liability	(47.4)	–	–	(47.4)
FDIC True-up Liability	(63.0)	–	–	(63.0)
Total	$(163.4)	$–	$(40.7)	$(122.7)
December 31, 2016
Assets
Debt Securities AFS	$3,674.1	$200.1	$2,988.5	$485.5
Securities carried at fair value with changes recorded in net income	283.5	–	–	283.5
Equity Securities AFS(2)	34.1	0.3	33.8	–
Derivative assets at fair value — non-qualifying hedges(1)	94.7	–	94.7	–
Derivative assets at fair value — qualifying hedges	16.9	–	16.9	–
Total	$4,103.3	$200.4	$3,133.9	$769.0
Liabilities
Derivative liabilities at fair value — non-qualifying hedges(1)	$(68.8)	$–	$(57.3)	$(11.5)
Consideration holdback liability	(47.2)	–	–	(47.2)
FDIC True-up Liability	(61.9)	–	–	(61.9)
Total	$(177.9)	$–	$(57.3)	$(120.6)
(1)	Derivative fair values include accrued interest

Debt and Equity Securities Classified as AFS and Securities carried at fair value with changes recorded in net income — Debt and equity securities classified as AFS are carried at fair value, as determined either by Level 1, Level 2 or Level 3 inputs. Debt securities classified as AFS included investments in U.S. federal government agency, U.S. Treasury Notes and supranational securities and were valued using Level 2 inputs, primarily quoted prices for similar securities. U.S. Treasury Bills and certain equity securities classified as AFS were valued using Level 1 inputs, primarily quoted prices in active markets. For Agency pass-through MBS, which are classified as Level 2, the Company generally determines estimated fair value utilizing prices obtained from independent broker dealers and recent trading activity for similar assets. Debt securities classified as AFS and securities carried at fair value with changes recorded in net income represent non-Agency MBS, the market for such securities is not active and the estimated fair value was determined using a discounted cash flow technique. The significant unobservable assumptions, which are verified to the extent possible using broker dealer quotes, are estimated by type of underlying collateral, including credit loss assumptions, estimated prepayment speeds and appropriate discount rates. Given the lack of observable market data, the estimated fair value of the non-agency MBS is classified as Level 3.

Derivative Assets and Liabilities — The Company’s financial derivatives include interest rate swaps, floors, caps, forwards, forward sale commitments on Agency MBS and credit derivatives. These derivatives are valued using models that incorporate inputs depending on the type of derivative, such as interest rate curves, foreign exchange rates and volatility. Readily observable market inputs to models can be validated to external sources, including industry pricing services, or corroborated through recent trades, broker dealer quotes,

36   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

yield curves, or other market-related data. As such, these derivative instruments are valued using a Level 2 methodology. In addition, these derivative values incorporate an assessment of the risk of counterparty nonperformance, measured based on the Company’s evaluation of credit risk. The fair value of the TRS derivative, written options on certain CIT Bank CDs and credit derivatives were estimated using Level 3 inputs.

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

Consideration Holdback Liability — In connection with the OneWest acquisition, the parties negotiated 4 separate holdbacks related to selected trailing risks, totaling $116 million, which reduced the cash consideration paid at closing. Any unapplied Holdback funds at the end of the respective holdback periods, which range from 1 – 5 years, are payable to the former OneWest shareholders. Unused funds for any of the four holdbacks cannot be applied against another holdback amount. The range of potential holdback to be paid is from $0 to $116 million. Based on management’s estimate of the probability of each holdback it was determined that the probable amount of holdback to be paid was originally recorded at $62.4 million, and currently is $47.4 million. The amount expected to be paid was discounted based on CIT’s cost of funds, which approximates a market rate. This contingent consideration was measured at fair value at the Acquisition Date and is re-measured at fair value in subsequent accounting periods, with the changes in fair value recorded in the statement of income, until the related contingent issues are resolved. Gross payments, which are determined based on the Company’s probability assessment, are discounted at a rate approximating the Company’s average coupon rate on deposits and borrowings. Due to the significant unobservable inputs used to calculate the estimated fair value, these measurements are classified as Level 3.

Item 1.  Consolidated Financial Statements  37

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize information about significant unobservable inputs related to the Company’s categories of Level 3 financial assets and liabilities measured on a recurring basis as of March 31, 2017 and December 31, 2016.

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
March 31, 2017
Assets
Securities — AFS	$470.5	Discounted cash flow	Discount Rate	0.0% – 55.4%	5.2%
			Prepayment Rate	3.5% – 22.2%	9.1%
			Default Rate	0.0% – 9.9%	3.9%
			Loss Severity	0.7% – 84.7%	37.7%
Securities carried at fair value with changes recorded in net income	268.9	Discounted cash flow	Discount Rate	2.5% – 42.7%	5.4%
			Prepayment Rate	6.0% – 22.8%	12.0%
			Default Rate	1.5% – 8.5%	4.4%
			Loss Severity	21.4% – 39.5%	26.2%
Derivative assets — non qualifying	0.1	Internal valuation model	Borrower Rate	3.1% – 5.0%	3.9%
Total Assets	$739.5
Liabilities
FDIC True-up liability	$(63.0)	Discounted cash flow	Discount Rate	2.9%	2.9%
Consideration holdback liability	(47.4)	Discounted cash flow	Payment Probability	28.0% – 100%	40.9%
			Discount Rate	1.2% – 4.2%	2.1%
Derivative liabilities — non-qualifying	(12.3)	Market Comparables(1)
Total Liabilities	$(122.7)
December 31, 2016
Assets
Securities — AFS	$485.5	Discounted cash flow	Discount Rate	0.0% – 96.4%	5.5%
			Prepayment Rate	3.2% – 21.2%	8.8%
			Default Rate	0.0% – 9.0%	3.9%
			Loss Severity	1.0% – 79.8%	36.3%
Securities carried at fair value with changes recorded in net income	283.5	Discounted cash flow	Discount Rate	0.0% – 34.6%	5.6%
			Prepayment Rate	6.1% – 16.2%	11.9%
			Default Rate	1.9% – 8.1%	4.6%
			Loss Severity	22.2% – 44.7%	25.8%
Total Assets	$769.0
Liabilities
FDIC True-up liability	$(61.9)	Discounted cash flow	Discount Rate	3.2%	3.2%
Consideration holdback liability	(47.2)	Discounted cash flow	Payment Probability	0% – 100%	40.9%
			Discount Rate	1.3% – 4.0%	2.1%
Derivative liabilities — non-qualifying	(11.5)	Market Comparables(1)
Total Liabilities	$(120.6)
(1)	The valuation of these derivatives is primarily related to the GSI facilities which is based on several factors using a discounted cash flow methodology, including a) funding costs for similar financings based on current market conditions; b) forecasted usage of long-dated facilities through the final maturity date in 2028; and c) forecasted amortization, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

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

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Securities carried at fair value with changes recorded in net income	FDIC Receivable	Derivative assets- non- qualifying(1)	Derivative liabilities- non- qualifying(2)	FDIC True-up Liability	Consideration holdback Liability
December 31, 2016	$485.5	$283.5	$0.6	$–	$(11.5)	$(61.9)	$(47.2)
Included in earnings	(1.7)	3.2	0.8	0.1	(0.8)	(1.1)	(0.2)
Included in comprehensive income	6.9	–	–	–	–	–	–
Impairment	(0.1)	–	–	–	–	–	–
Settlements	(20.1)	(17.8)	–	–	–	–	–
Balance as of March 31, 2017	$470.5	$268.9	$1.4	$0.1	$(12.3)	$(63.0)	$(47.4)
December 31, 2015	$567.1	$339.7	$54.8	$–	$(55.5)	$(56.9)	$(60.8)
Included in earnings	(1.5)	(1.0)	2.8	0.2	18.5	(1.1)	(0.6)
Included in comprehensive income	(2.1)	–	–	–	–	–	–
Impairment	(2.0)	–	–	–	–	–	–
Settlements	(20.9)	(15.7)	(3.2)	–	–	–	–
Balance as of March 31, 2016	$540.6	$323.0	$54.4	$0.2	$(37.0)	$(58.0)	$(61.4)
(1)	Valuation of Interest Rate Lock Commitments
(2)	Valuation of the derivatives related to the TRS Transactions and written options on certain CIT Bank CDs.

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of key inputs to a fair value measurement may result in a transfer of assets or liabilities between Level 1, 2 and 3. The Company’s policy is to recognize transfers in and transfers out as of the end of the reporting period. For the quarters ended March 31, 2017 and 2016, there were no transfers into or out of Level 3.

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

40   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents assets measured at estimated fair value on a non-recurring basis for which a non-recurring change in fair value has been recorded in the current year:

Carrying Value of Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Level at Reporting Date
	Total Carrying Value	Level 1	Level 2	Level 3	Total (Losses)
Assets
March 31, 2017
Assets held for sale	$162.5	$–	$–	$162.5	$(1.7)
Other real estate owned	13.6	–	–	13.6	(0.7)
Impaired loans	65.1	–	–	65.1	(20.7)
Total	$241.2	$–	$–	$241.2	$(23.1)
December 31, 2016
Goodwill	$51.8	$–	$–	$51.8	$(354.2)
Assets held for sale	201.6	–	–	201.6	(14.7)
Other real estate owned	22.5	–	–	22.5	(3.2)
Impaired loans	151.9	–	–	151.9	(26.8)
Total	$427.8	$–	$–	$427.8	$(398.9)

Assets of continuing operations that are measured at fair value on a non-recurring basis are as follows:

Assets Held for Sale — Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. As there is no liquid secondary market for the assets held for sale in the Company’s portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs. Carrying value of assets held for sale with impairment approximates fair value at March 31, 2017 and December 31, 2016.

Other Real Estate Owned — Other real estate owned represents collateral acquired from the foreclosure of secured real estate loans. Other real estate owned is measured at LOCOM less disposition costs. Estimated fair values of other real estate owned are reviewed on a quarterly basis and any decline in value below cost is recorded as impairment. Estimated fair value is generally based upon broker price opinions or independent appraisals, adjusted for costs to sell. The estimated costs to sell are incremental direct costs to transact a sale, such as broker commissions, legal fees, closing costs and title transfer fees. The costs must be essential to the sale and would not have been incurred if the decision to sell had not been made. The range of inputs used to estimate cost to sell were 5.3% – 11.9%; which resulted in a weighted average of 6.1% at March 31, 2017. Also a significant unobservable input is the appraised value or the sales price and thus is classified as Level 3. As of the reporting date, OREO carrying value approximates fair value.

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

Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
March 31, 2017
Financial Assets
Cash and interest bearing deposits	$6,156.9	$6,156.9	$–	$–	$6,156.9
Derivative assets at fair value — non-qualifying hedges	67.5	–	67.4	0.1	67.5
Derivative assets at fair value — qualifying hedges	8.3	–	8.3	–	8.3
Assets held for sale (excluding leases)	396.1	–	118.2	291.1	409.3
Loans (excluding leases)	26,873.9	–	346.6	26,678.1	27,024.7
Investment securities(1)	4,476.3	0.2	3,421.3	1,058.3	4,479.8
Indemnification assets(2)	206.7	–	–	169.2	169.2
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	516.9	–	–	516.9	516.9
Financial Liabilities
Deposits(4)	(32,360.9)	–	–	(32,500.1)	(32,500.1)
Derivative liabilities at fair value — non-qualifying hedges	(52.2)	–	(39.9)	(12.3)	(52.2)
Derivative liabilities at fair value — qualifying hedges	(0.8)	–	(0.8)	–	(0.8)
Borrowings(4)	(14,841.5)	–	(14,231.1)	(1,050.2)	(15,281.3)
Credit balances of factoring clients	(1,547.1)	–	–	(1,547.1)	(1,547.1)
Other liabilities subject to fair value disclosure(5)	(736.9)	–	–	(736.9)	(736.9)
December 31, 2016
Financial Assets
Cash and interest bearing deposits	$6,430.6	$6,430.6	$–	$–	$6,430.6
Derivative assets at fair value — non-qualifying hedges	94.7	–	94.7	–	94.7
Derivative assets at fair value — qualifying hedges	16.9	–	16.9	–	16.9
Assets held for sale (excluding leases)	428.4	–	175.0	264.6	439.6
Loans (excluding leases)	26,683.0	–	390.3	26,456.4	26,846.7
Investment securities(1)	4,491.1	200.4	3,199.6	1,094.2	4,494.2
Indemnification assets(2)	233.4	–	–	201.0	201.0
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	712.2	–	–	712.2	712.2
Financial Liabilities
Deposits(4)	(32,323.2)	–	–	(32,490.9)	(32,490.9)
Derivative liabilities at fair value — non-qualifying hedges	(68.8)	–	(57.3)	(11.5)	(68.8)
Borrowings(4)	(15,097.8)	–	(14,457.8)	(1,104.9)	(15,562.7)
Credit balances of factoring clients	(1,292.0)	–	–	(1,292.0)	(1,292.0)
Other liabilities subject to fair value disclosure(5)	(1,003.6)	–	–	(1,003.6)	(1,003.6)
(1)	Level 3 estimated fair value at March 31, 2017, includes debt securities AFS ($470.5 million), securities carried at fair value with changes recorded in net income ($268.9 million), non-marketable investments ($249.5 million), and debt securities HTM ($69.4 million). Level 3 estimated fair value at December 31, 2016 included debt securities AFS ($485.5 million), debt securities carried at fair value with changes recorded in net income ($283.5 million), non-marketable investments ($256.4 million), and debt securities HTM ($68.8 million).
(2)	The indemnification assets included in the above table do not include Agency claims indemnification ($106.4 million and $108.0 million at March 31, 2017 and December 31, 2016, respectively), as they are not considered financial instruments.
(3)	Other assets subject to fair value disclosure primarily include accrued interest receivable and miscellaneous receivables. These assets have carrying values that approximate fair value generally due to the short-term nature and are classified as Level 3. The unsecured counterparty receivables primarily consist of amounts owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the TRS.
(4)	Deposits and borrowings include accrued interest, which is included in “Other liabilities” in the Balance Sheet.
(5)	Other liabilities subject to fair value disclosure include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous liabilities. The fair value of these approximate carrying value and are classified as level 3.

42   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The methods and assumptions used to estimate the fair value of each class of financial instruments are explained below:

Cash and interest bearing deposits — The carrying values of cash and cash equivalents are at face amount. The impact of the time value of money from the unobservable discount rate for restricted cash is inconsequential as of March 31, 2017 and December 31, 2016. Accordingly cash and cash equivalents and restricted cash approximate estimated fair value and are classified as Level 1.

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

Investment Securities — Debt and equity securities classified as AFS are carried at fair value, as determined either by Level 1, Level 2 or Level 3 inputs. Debt securities classified as AFS included investments in U.S. federal government agency securities, U.S. Treasury Notes and supranational securities and were valued using Level 2 inputs, primarily quoted prices for similar securities. Debt securities carried at fair value with changes recorded in net income include non-agency MBS where the market for such securities is not active; therefore the estimated fair value was determined using a discounted cash flow technique, which is a Level 3 input. U.S. Treasury Bills and certain equity securities classified as AFS were valued using Level 1 inputs, primarily quoted prices in active markets. Debt securities classified as HTM include government agency securities and were valued using Level 2 inputs, primarily quoted prices for similar securities. For debt securities HTM where no market rate was available, Level 3 inputs were utilized. Debt securities HTM are securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost and periodically assessed for OTTI, with the cost basis reduced when impairment is deemed to be other-than-temporary. Non-marketable equity investments utilize Level 3 inputs to estimate fair value and are generally recorded under the cost or equity method of accounting and are periodically assessed for OTTI, with the net asset values reduced when impairment is deemed to be other-than-temporary. For investments in limited partnership equity interests, the Company used the net asset value provided by the fund manager as an appropriate measure of fair value.

Assets held for sale — Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. Of the assets held for sale above, $115.4 million carrying amount at March 31, 2017 was valued using Level 2 inputs. As there is no liquid secondary market for the other assets held for sale in the Company’s portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs. Commercial loans are generally valued individually, while small ticket commercial loans are valued on an aggregate portfolio basis.

Loans — Within the Loans category, there are several types of loans as follows:

■	Commercial and Consumer Loans — Of the loan balance above, $346.6 million and $390.3 million at March 31, 2017 and December 31, 2016, respectively, were valued using Level 2 inputs. As there is no liquid secondary market for the other loans in the Company’s portfolio, the fair value is estimated based on discounted cash flow analyses which use Level 3 inputs at both March 31, 2017 and December 31, 2016. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. As these Level 3 unobservable inputs are specific to individual loans/collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at March 31, 2017 was $27.0 billion, which was 100.6% of carrying value. The fair value of loans at December 31, 2016 was $26.8 billion, which was 100.6% of carrying value.
■	Impaired Loans — The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, the present value of expected cash flows utilizing the current market rate for such loan, or observable market price. As these Level 3 unobservable inputs are specific to individual loans/collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of March 31, 2017, the UPB related to impaired loans totaled $252.8 million. Including related allowances, these loans are carried at $200.6 million, or 79.4% of UPB. Of these amounts, $87.1 million and $74.6 million of UPB and carrying value, respectively, relate to loans with no specific allowance. As of December 31, 2016 the UPB related to impaired loans including loans for which the Company was applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), totaled $244.3 million. Including related allowances, these loans were carried at $188.2 million, or 77.0% of UPB. Of these amounts, $74.7 million and

Item 1.  Consolidated Financial Statements  43

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

Borrowings

■	Unsecured debt — Approximately $10.6 billion par value at March 31, 2017 and December 31, 2016 were valued using market inputs, which are Level 2 inputs.
■	Secured borrowings — Secured borrowings includes both structured financings and FHLB Advances. Approximately $3.1 billion par value at March 31, 2017 and $3.3 billion par value at December 31, 2016 were valued using market inputs, which are Level 2 inputs. Where market estimates were not available for approximately $1.0 billion and $1.1 billion par value at March 31, 2017 and December 31, 2016, respectively, values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar debt, which are Level 3 inputs. Included in the above, the estimated fair value of FHLB Advances is based on a discounted cash flow model that utilizes benchmark interest rates and other observable market inputs. The discounted cash flow model uses the contractual advance features to determine the cash flows with a zero spread to the forward FHLB curve, which are discounted using observable benchmark interest rates. As the model inputs can be observed in a liquid market and the model does not require significant judgment, FHLB advances are classified as Level 2.

Credit balances of factoring clients — The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances (typically 90 days or less) as of March 31, 2017 and December 31, 2016. Accordingly, credit balances of factoring clients approximate estimated fair value and are classified as Level 3.

NOTE 9 — STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

The following table details the components of Accumulated Other Comprehensive Loss, net of tax:

Components of Accumulated Other Comprehensive Loss (dollars in millions)

	March 31, 2017			December 31, 2016
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(20.2)	$(28.4)	$(48.6)	$(28.6)	$(32.8)	$(61.4)
Changes in benefit plan net gain (loss) and prior service (cost)/credit	(69.1)	4.7	(64.4)	(70.6)	5.3	(65.3)
Unrealized net gains (losses) on available for sale securities	(17.7)	7.0	(10.7)	(22.0)	8.6	(13.4)
Total accumulated other comprehensive loss	$(107.0)	$(16.7)	$(123.7)	$(121.2)	$(18.9)	$(140.1)

44   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table details the changes in the components of Accumulated Other Comprehensive Loss, net of income taxes:

Changes in Accumulated Other Comprehensive Loss by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Unrealized net gains (losses) on available for sale securities	Total AOCI
Balance as of December 31, 2016	$(61.4)	$(65.3)	$(13.4)	$(140.1)
AOCI activity before reclassifications	3.3	0.9	2.7	6.9
Amounts reclassified from AOCI	9.5	–	–	9.5
Net current period AOCI	12.8	0.9	2.7	16.4
Balance as of March 31, 2017	$(48.6)	$(64.4)	$(10.7)	$(123.7)
Balance as of December 31, 2015	$(65.7)	$(69.3)	$(7.1)	$(142.1)
AOCI activity before reclassifications	16.5	(0.1)	2.6	19.0
Amounts reclassified from AOCI	4.7	1.0	–	5.7
Net current period AOCI	21.2	0.9	2.6	24.7
Balance as of March 31, 2016	$(44.5)	$(68.4)	$(4.5)	$(117.4)

Other Comprehensive Income/(Loss)

The amounts included in the Statement of Comprehensive Income are net of income taxes.

Foreign currency translation reclassification adjustments impacting net income were $9.5 million and $4.7 million for the quarters ended March 31, 2017 and 2016, respectively. The change in income taxes associated with foreign currency translation adjustments was $4.4 million and $15.6 million for the quarters ended March 31, 2017 and 2016, respectively.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income was insignificant and $1.0 million for the quarters ended March 31, 2017 and 2016, respectively. The change in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit was $(0.6) million for the quarter ended March 31, 2017 and was insignificant in the prior year quarter ended March 31, 2016.

There were no reclassification adjustments impacting net income for unrealized gains (losses) on available for sale securities for the quarters ended March 31, 2017 and 2016. The change in income taxes associated with net unrealized gains on available for sale securities was $(1.6) million for each quarter ended March 31, 2017 and 2016.

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

Reclassifications Out of Accumulated Other Comprehensive Income (dollars in millions)

	Quarters Ended March 31,
	2017			2016
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement line item
Foreign currency translation adjustments gains (losses)	$8.1	$1.4	$9.5	$3.6	$1.1	$4.7	Other Income
Changes in benefit plan net gain/(loss) and prior service (cost)/credit gains (losses)	–	–	–	1.1	(0.1)	1.0	Operating Expenses
Total Reclassifications out of AOCI	$8.1	$1.4	$9.5	$4.7	$1.0	$5.7

Item 1.  Consolidated Financial Statements  45

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10 — REGULATORY CAPITAL

The Company and the Bank are each subject to various regulatory capital requirements administered by the FRB and the OCC. Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank each maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. In July 2013 the FRB, OCC and Federal Deposit Insurance Corporation issued a final rule (the “Basel III Final Rule”) establishing risk-based capital guidelines. We compute capital ratios in accordance with Federal Reserve capital guidelines and OCC capital guidelines for assessing adequacy of capital for the Company and CIT Bank, respectively. At March 31, 2017 and December 31, 2016, the regulatory capital guidelines applicable to the Company and the Bank were based on the Basel III Final Rule.

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRB, which may result in refinements to amounts reported at March 31, 2017.

The following table summarizes the actual and minimum required capital ratios:

Tier 1 Capital and Total Capital Components (dollars in millions)

	CIT		CIT Bank, N.A.
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Common Equity Tier 1 Capital	$9,271.6	$9,058.9	$4,695.2	$4,623.2
Total Capital	$9,770.1	$9,535.2	$5,123.6	$5,053.4
Risk-weighted assets	$64,330.0	$64,586.3	$34,252.0	$34,410.3
Capital Ratios:
Common Equity Tier 1 Capital Ratio:
Actual	14.4%	14.0%	13.7%	13.4%
Effective minimum ratios under Basel III guidelines(1)	5.750%	5.125%	5.750%	5.125%
Tier 1 Capital Ratio:
Actual	14.4%	14.0%	13.7%	13.4%
Effective minimum ratios under Basel III guidelines(1)	7.250%	6.625%	7.250%	6.625%
Total Capital Ratio:
Actual	15.2%	14.8%	15.0%	14.7%
Effective minimum ratios under Basel III guidelines(1)	9.250%	8.625%	9.250%	8.625%
Tier 1 Leverage Ratio:
Actual	14.8%	13.9%	11.3%	10.9%
Required minimum ratio for capital adequacy purposes	4.0%	4.0%	4.0%	4.0%
(1)	Required ratios under Basel III Final Rule in effect as of the reporting date including the partially phased-in capital conservation buffer.

NOTE 11 — INCOME TAXES

The Company’s global effective income tax rate from continuing operations for the first quarter and year-ago quarter was 42% including discrete tax items.

The net discrete tax expense of $11.3 million for the current quarter included $13.9 million in deferred tax expense related to the restructuring of legal entities in preparation for the Commercial Air sale. The year-ago quarter’s net discrete tax benefit of $11.0 million included a $13.9 million tax benefit, including interest and penalties, resulting from favorable resolution of a tax position on an international portfolio previously sold.

The quarterly income tax expense is based on an updated projection of the Company’s annual effective tax rate. This updated annual effective tax rate is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The impact of any change in the projected annual effective tax rate from the prior quarter is reflected in the quarterly income tax expense. The change in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and international earnings, adjustments to the valuation allowances, and discrete items. The near term future periods effective tax rate may vary from the actual year-end 2017 effective tax rate due to the changes in these factors.

The Company maintained a valuation allowance of $39 million against certain non-U.S. reporting entities’ net DTAs and $240 million against U.S. state DTAs on certain NOLs as of March 31, 2017. The Company’s ability to recognize DTAs will be evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize our DTAs, valuation allowances may be adjusted accordingly.

46   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Liabilities for Uncertain Tax Positions

The Company’s potential liability for uncertain tax positions before interest and penalties totaled $35.5 million at March 31, 2017 and $36.4 million at December 31, 2016. The Company anticipates changes to its uncertain tax positions from the resolution of open tax matters and closure of statutes of limitations. Management estimates that the total potential liability before interest and penalties may be reduced by up to $20 million within the next twelve months of which approximately $15 million will impact the income tax provision. On April 13, 2017, the Company received a fully executed Closing Agreement signed by the Executive Officer at the California Franchise Tax Board that will result in a favorable reduction of approximately $15 million in certain tax reserves on an uncertain tax position taken on prior year U.S. state tax returns. A favorable impact on the effective tax rate is expected in the second quarter. Approximately $5 million of the total $20 million expected reduction reside in entities that were included in the Commercial Air sale. The Company’s accrued liability for interest and penalties totaled $13.5 million at March 31, 2017 and $11.7 million at December 31, 2016. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

NOTE 12 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	March 31, 2017
	Due to Expire			December 31, 2016
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets	$1.550.9	$4,670.1	$6,221.0	$6,008.1
Letters of credit
Standby letters of credit	45.2	210.8	256.0	232.2
Other letters of credit	16.3	–	16.3	14.0
Guarantees
Deferred purchase agreements	1,875.6	–	1,875.6	2,060.5
Guarantees, acceptances and other recourse obligations	1.1	–	1.1	1.6
Purchase and Funding Commitments
Aerospace purchase commitments	951.0	7,580.3	8,531.3	8,683.5
Rail and other purchase commitments	270.7	43.0	313.7	300.7

Discontinued Operations

The Aerospace purchase commitments in the table above are associated with Aerospace discontinued operations. Financing commitments include HECM reverse mortgage loan commitments associated with Financial Freedom discontinued operations of $40 million at March 31, 2017 and $42 million at December 31, 2016.

Financing Commitments

Commercial

Financing commitments, referred to as loan commitments or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Included in the table above are commitments that have been extended to and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $964 million at March 31, 2017 and $572 million at December 31, 2016. Financing commitments also include credit line agreements to Business Capital clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, was $405 million at March 31, 2017 and $335 million at December 31, 2016. As financing commitments may not be fully drawn, may expire unused, may be reduced or cancelled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

The table above includes approximately $1.5 billion of undrawn financing commitments at March 31, 2017 and $1.7 billion at December 31, 2016 for instances where the customer is not in compliance with contractual obligations or does not have adequate collateral to borrow against the unused facility, and therefore CIT does not have the contractual obligation to lend.

At March 31, 2017, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking segment.

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

Consumer

In conjunction with the OneWest Transaction, the Company is committed to fund draws on certain reverse mortgages in conjunction with loss sharing agreements with the FDIC. The FDIC agreed to indemnify the Company for losses on the first $200 million of draws that occur subsequent to the purchase date. In addition, the FDIC agreed to fund any other draws in excess of the $200 million. The Company’s net exposure for loan commitments on the reverse mortgage draws on those purchased loans was $57 million at March 31, 2017 and $55 million at December 31, 2016. See Note 5 — Indemnification Assets of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion on loss sharing agreements with the FDIC. In addition, as servicer of HECM loans, the Company is required to repurchase the loan out of the GNMA HMBS securitization pools once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount.

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

The table above includes $1,772 million and $1,962 million of DPA credit protection at March 31, 2017 and December 31, 2016, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $104 million and $99 million available under DPA credit line agreements, net of the amount of DPA credit protection provided at March 31, 2017 and December 31, 2016, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance receivables, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $11.6 million and $6.1 million at March 31, 2017 and December 31, 2016, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of commercial aircraft and rail equipment.

Commitments to purchase new commercial aircraft are predominantly with Airbus Industries (“Airbus”) and The Boeing Company (“Boeing”). CIT may also commit to purchase an aircraft directly from an airline. Pursuant to existing contractual commitments, 126 aircraft remain to be purchased from Airbus, Boeing and Embraer at March 31, 2017. After the Commercial Air sale, which occurred on April 4, 2017, CIT will no longer have such commitments.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers. At March 31, 2017, approximately 2,520 railcars remain to be purchased from manufacturers with deliveries through 2018. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

48   CIT GROUP INC

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other purchase commitments primarily relate to Equipment Finance.

Other Commitments

The Company has commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments were $54 million at March 31, 2017 and $62 million at December 31, 2016. These commitments are payable on demand and are recorded in Other liabilities.

In addition, as servicer of HECM loans, the Company is required to purchase loans out of the GNMA HMBS securitization pools once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount. Refer to Note 3 — Loans for further detail regarding the purchased HECM loans due to this servicer obligation.

NOTE 13 — CONTINGENCIES

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $60 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2017. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

Notices of infraction were issued to Banco CIT relating to the payment of Imposto sobre Circulaco de Mercadorias e Servicos (“ICMS”) taxes charged by Brazilian states in connection with the importation of equipment. The state of São Paulo claims that Banco CIT should have paid it ICMS taxes for tax years 2006 – 2009 because Banco CIT, the purchaser, was located in São Paulo. Instead, the ICMS taxes were paid to the state of Espirito Santo where the imported equipment arrived. A regulation issued by São Paulo in December 2013 reaffirms a 2009 agreement by São Paulo to conditionally recognize ICMS tax payments made to Espirito Santo. An assessment related to taxes paid to Espirito Santo was upheld in a ruling issued by the administrative court in May 2014. That ruling has been appealed. Another assessment related to taxes paid to Espirito Santo remains pending. Petitions seeking São Paulo’s recognition of the taxes paid to Espirito Santo have been filed in a general amnesty program. In conjunction with the stock sale, the Company posted a letter of credit in the amount of approximately $71 million Reais (approximately $23 million USD) to secure the indemnity obligation for the ICMS Tax Appeals.

Item 1.  Consolidated Financial Statements  49

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

HUD OIG Investigation

In 2009, OneWest Bank acquired the reverse mortgage loan portfolio and related servicing rights of Financial Freedom Senior Funding Corporation, including HECM loans, from the FDIC as Receiver for IndyMac Federal Bank. HECM loans are insured by the FHA, and administered by HUD. Subject to certain requirements, the loans acquired from the FDIC are covered by indemnification agreements. In addition, Financial Freedom is the servicer of HECM loans owned by third party investors. Beginning in the third quarter of 2015, the Office of the Inspector General for HUD (the “HUD OIG”), served a series of subpoenas on the Company regarding HECM loans. The subpoenas request documents and other information related to Financial Freedom’s HECM loan origination and servicing business, including the curtailment of interest payments on HECM insurance claims. The Company continues to cooperate with the investigation and is engaged in discussions with the HUD-OIG regarding resolution of the matter. We do not expect the outcome of the investigation to have a material adverse effect on the Company’s financial condition or results of operations in light of existing reserves.

NY Attorney General

In the second quarter of 2017, the Office of the Attorney General of the State of New York (“NYAG”), served a subpoena on the Company regarding HECM loans. The subpoena requests documents and other information related to Financial Freedom’s HECM loan business in the State of New York. The Company is in the process of evaluating and preparing to respond to the subpoena and does not have sufficient information to make an assessment of the outcome or the impact of the NYAG subpoena.

HUD

In the first quarter of 2017, HUD accepted a complaint from the California Reinvestment Coalition (“CRC”) alleging that CIT engaged in discriminatory housing lending practices from 2011 until the present, in violation of the Fair Housing Act (“FHA”). The Company has filed a response to the complaint denying the allegations. HUD has not yet determined whether there is “reasonable cause” to pursue or dismiss the complaint.

Forward Mortgage Obligations

As owner and servicer of forward residential mortgage loans, the Company is exposed to contingent obligations for breaches of servicer and other contractual obligations as set forth in industry regulations, in servicing agreements and other agreements with the applicable counterparties, such as the FDIC, Fannie Mae and other third party investors.

The Company has established reserves for contingent liabilities associated with continuing forward mortgage operations. While the Company believes that such accrued liabilities are adequate, management currently estimates the aggregate range of reasonably possible losses as up to $5 million in excess of established reserves and insurance, if any, as of March 31, 2017. This estimate is based on information currently available as of March 31, 2017. The obligations underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

Indemnification Obligations

In connection with the OneWest acquisition, CIT assumed the obligation to indemnify Ocwen Loan Servicing, LLC (“Ocwen”) against certain claims that may arise from servicing errors, which are deemed attributable to the period prior to June 2013, when OneWest sold its servicing business to Ocwen, such as repurchase demands, non-recoverable servicing advances and compensatory fees imposed by the GSEs for servicer delays in completing the foreclosure process within the prescribed timeframe established by the servicer guides or agreements, exclusive of losses or repurchase obligations and certain agency fees, and which are limited to an aggregate amount of $150 million for claims noticed by February 28, 2017 to CIT. Ocwen is responsible for liabilities arising from servicer obligations following the service transfer date because substantially all risks and rewards of ownership have been transferred; except for certain Agency fees or loan repurchase amounts. As of March 31, 2017, the cumulative indemnification obligation totaled approximately $56 million, which reduced the Company’s $150 million maximum potential indemnity obligation to Ocwen. Because of the uncertainty in the ultimate resolution and estimated amount of the indemnification obligation, it is reasonably possible that the obligation could exceed the Company’s recorded liability by up to approximately $25 million as of March 31, 2017.

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

NOTE 14 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the third quarter of 2015, Strategic Credit Partners Holdings LLC (the “JV”), a joint venture between CIT Group Inc. (“CIT”) and TPG Special Situations Partners (“TSSP”), was formed. The JV extends credit in senior-secured, middle-market corporate term loans, and, in certain circumstances, is a participant to such loans. Participation could be in corporate loans originated by CIT. The JV may acquire other types of loans, such as subordinate corporate loans, second lien loans, revolving loans, asset backed loans and real estate loans. Through March 31, 2017, loans of $220.0 million were sold to the joint venture. CIT also maintains an equity interest of 10% in the JV, and our investment was $7.1 million and $5.4 million at March 31, 2017 and December 31, 2016, respectively.

The Company was party to two joint ventures (collectively “TC-CIT Aviation”) between CIT Aerospace and Century Tokyo Leasing Corporation (“CTL”). CIT sold TC-CIT Aviation on March 31, 2017 making its minority equity investment $0 and $81 million at March 31, 2017 and December 31, 2016, respectively. During the quarter ended March 31, 2017, CIT recorded servicing fees of $3.4 million and recognized a gain of $13.7 million on the sale of TC-CIT Aviation in discontinued operations.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in these entities were entered into in the ordinary course of business. Other assets included approximately $213 million and $220 million at March 31, 2017 and December 31, 2016, respectively, of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

The combination of investments in and loans to non-consolidated entities represents the Company’s maximum exposure to loss, as the Company does not provide guarantees or other forms of indemnification to non-consolidated entities.

As of March 31, 2017 and December 31, 2016, a wholly-owned subsidiary of the Company subserviced loans for a related party with unpaid principal balances of $7.6 million, respectively.

NOTE 15 — BUSINESS SEGMENT INFORMATION

Segment Profit and Assets

The following table presents segment data related to continuing operations. Refer to Note 25 — Business Segment Information in our Annual Report on Form 10-K for the year ended December 31, 2016 for further detailed information.

Segment Pre-tax Income (Loss) (dollars in millions)

	Commercial Banking	Consumer Banking	Non-Strategic Portfolios	Corporate and Other	Total CIT
Quarter Ended March 31, 2017
Interest income	$307.5	$100.0	$7.0	$41.2	$455.7
Interest (expense) benefit	(119.8)	6.5	(5.0)	(44.8)	(163.1)
Provision for credit losses	(49.2)	(0.5)	–	–	(49.7)
Rental income on operating leases	251.3	–	–	–	251.3
Other income	72.3	7.9	(2.9)	1.8	79.1
Depreciation on operating lease equipment	(73.5)	–	–	–	(73.5)
Maintenance and other operating lease expenses	(53.8)	–	–	–	(53.8)
Operating expenses / loss on debt extinguishment and deposit redemption	(178.7)	(95.6)	(2.0)	(35.3)	(311.6)
Income (loss) from continuing operations before (provision) benefit for income taxes	$156.1	$18.3	$(2.9)	$(37.1)	$134.4
Select Period End Balances
Loans	$22,878.6	$6,812.8	$–	$–	$29,691.4
Credit balances of factoring clients	1,547.1	–	–	–	1,547.1
Assets held for sale	336.4	64.1	162.1	–	562.6
Operating lease equipment, net	7,516.2	–	–	–	7,516.2

Item 1.  Consolidated Financial Statements  51

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Segment Pre-tax Income (Loss) (dollars in millions) (continued)

	Commercial Banking	Consumer Banking	Non-Strategic Portfolios	Corporate and Other	Total CIT
Quarter Ended March 31, 2016
Interest income	$324.0	$105.3	$25.0	$28.6	$482.9
Interest expense	(130.2)	(8.0)	(14.5)	(42.3)	(195.0)
Provision for credit losses	(86.4)	(3.1)	–	–	(89.5)
Rental income on operating leases	260.2	–	3.9	–	264.1
Other income	58.0	8.2	14.4	4.2	84.8
Depreciation on operating lease equipment	(61.3)	–	–	–	(61.3)
Maintenance and other operating lease expenses	(48.9)	–	–	–	(48.9)
Operating expenses / loss on debt extinguishment	(197.4)	(85.1)	(12.2)	(37.0)	(331.7)
Income (loss) from continuing operations before (provision) benefit for income taxes	$118.0	$17.3	$16.6	$(46.5)	$105.4
Select Period End Balances
Loans	$23,779.7	$7,169.0	$–	$–	$30,948.7
Credit balances of factoring clients	1,361.0	–	–	–	1,361.0
Assets held for sale	260.5	50.7	1,176.2	–	1,487.4
Operating lease equipment, net	7,071.4	–	–	–	7,071.4

NOTE 16 — SUBSEQUENT EVENTS

Sale of CIT Commercial Air

On October 6, 2016, CIT announced a definitive agreement to sell Commercial Air to Avolon. On April 4, 2017, CIT completed the Commercial Air Sale. The aggregate purchase price paid by the purchaser and its subsidiaries to CIT and its subsidiaries for the Commercial Air Sale was approximately $10.4 billion in cash, which is equal to (a) the adjusted net asset amount of the Commercial Air business as of the closing of the Commercial Air Sale plus (b) a premium of approximately $627 million.

Redemption of Senior Unsecured Debt

On April 4, 2017, CIT announced that it has given notice of its intention to redeem and on May 4, 2017, CIT redeemed 100% of the aggregate principal amount (approximately $4.84 billion) of its outstanding (i) $1,725.8 million, 4.250% Senior Unsecured Notes due August 2017; (ii) $1,465.0 million, 5.250% Senior Unsecured Notes due March 2018; (iii) $695.0 million, 6.625% Series C Unsecured Notes due April 2018; and (iv) $955.9 million, 5.000% Senior Unsecured Notes due May 2018, at an aggregate premium of $98 million.

Senior Unsecured Debt Tender Offer

On April 4, 2017, CIT commenced an offer to purchase for cash (the “Debt Tender Offer”) up to $950 million in the aggregate of its (i) 5.500% Series C Unsecured Notes due February 2019; (ii) 5.375% Senior Unsecured Notes due May 2020; and (iii) 5.000% Senior Unsecured Notes due August 2022 (the “2022 Notes” and, together with the 2019 Notes and the 2020 Notes, the “Notes”).

On April 18, 2017, CIT announced that the Debt Tender Offer was oversubscribed, that the Company elected to increase the aggregate maximum principal amount of Notes accepted for purchase in the Tender Offer to $969 million, and that it had elected to early settle the Debt Tender Offer. A total principal amount of $969 million of our 5.500% Series C Unsecured Notes due 2019 have been repurchased for total consideration of $1.04 billion, including accrued interest of $9 million.

Equity Tender Offer

On April 27, 2017, CIT commenced a cash tender offer by means of a “modified” Dutch auction (the “Equity Tender Offer”) for up to $2.75 billion of shares of its common stock, par value $0.01 per share, at a purchase price not greater than $48.00 per share and not less than $43.00 per share, and further pursuant to the terms and conditions set forth in the related Offer to Purchase, dated April 27, 2017, and the accompanying letter of transmittal. The offer expires on May 24, 2017, unless extended or earlier terminated by CIT.

Second Amended and Restated Revolving Credit Facility

On April 4, 2017, upon consummation of the Commercial Air Sale, the total commitment amount under the Revolving Credit Facility was automatically reduced from $1.4 billion to $750 million and the covenant requiring that the Company maintain a minimum $6 billion minimum consolidated net worth was replaced by a covenant requiring that the Company maintain a minimum Tier 1 capital ratio of 9.0%. Also upon the consummation of the Commercial Air Sale, one of the nine domestic operating subsidiaries of the Company was automatically discharged and released as a guarantor under the Revolving Credit Facility.

52   CIT GROUP INC

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk

BACKGROUND

CIT Group Inc., together with its subsidiaries (collectively “we”, “our”, “CIT” or the “Company”), has provided financial solutions to its clients since its formation in 1908. We provide financing, leasing and advisory services principally to middle market companies in a wide variety of industries primarily in North America. CIT is a bank holding company (“BHC”) and a financial holding company (“FHC”). CIT provides a full range of banking and related services to commercial and individual customers through its bank subsidiary, CIT Bank, National Association, a national banking association (“CIT Bank” or “CIT Bank, N.A.”), which includes 70 branches located in Southern California, and its online bank, bankoncit.com, and through other offices in the U.S. and select international locations.

CIT is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956, as amended. CIT Bank, N.A. is regulated by the Office of the Comptroller of the Currency, U.S. Department of the Treasury (“OCC”).

Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk contain financial terms that are relevant to our business and a Glossary of key terms has been updated and is included at the end of Item 1. Business Overview in our Annual Report on Form 10-K for the year ended December 31, 2016. In limited instances, Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of the Company. See “Non-GAAP Financial Measurements” for a reconciliation of these financial measures to comparable financial measures based on U.S. GAAP.

2017 KEY TRANSACTIONS

As disclosed in Note 16 — Subsequent Events in Item 1. Financial Information, several key transactions were completed or announced in April 2017:

■	Completed Commercial Air Sale
■	Completed Redemption of Senior Unsecured Debt
■	Completed Senior Unsecured Debt Tender Offer
■	Commenced Common Equity Tender Offer

SUMMARY OF 2017 FIRST QUARTER FINANCIAL RESULTS

The following excerpt displays the Company’s results in accordance with GAAP as included in the Consolidated Statements of Income for the quarters ended March 31, 2017 and 2016, with equivalent balances for the quarter ended December 31, 2016.

	Quarters Ended
(dollars in millions)	March 31, 2017	December 31, 2016	March 31, 2016
Income (loss) from continuing operations before (provision) benefit for income taxes	$134.4	$(432.4)	$105.4
(Provision) benefit for income taxes	(56.2)	6.6	(44.4)
Income (loss) from continuing operations	78.2	(425.8)	61.0
Discontinued operation
Income (loss) from discontinued operations, net of taxes	101.7	(716.7)	85.0
Net income (loss)	$179.9	$(1,142.5)	$146.0
Diluted income per common share
(Loss) income from continuing operations	$0.38	$(2.10)	$0.30
(Loss) income from discontinued operations, net of taxes	0.50	(3.55)	0.42
Diluted (loss) income per common share	$0.88	$(5.65)	$0.72
Average number of common shares — diluted (thousands)	203,348	202,083	202,136

Our first quarter 2017 results from continuing operations reflected solid business activity, which resulted in a slight increase in financing and leasing assets over the prior quarter. Finance revenues declined primarily from reduced purchase accounting accretion and prepayment benefits, which were largely offset by lower funding costs.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   53

Net income was up from the year-ago and prior quarters, while net income excluding noteworthy items(1) totaled $163 million, $0.80 per diluted share, compared to $142 million, $0.70 per diluted share, in the year-ago quarter and $210 million, $1.04 per diluted share, in the prior quarter.

Income from continuing operations for the first quarter was up from the year-ago and prior quarters, while income from continuing operations excluding noteworthy items(2) totaled $109 million, $0.54 per diluted share, compared to $57 million, $0.28 per diluted share, in the year-ago quarter and $125 million, $0.62 per diluted share, in the prior quarter.

Noteworthy items (after tax) in the first quarter of 2017 in continuing operations included:

■	$7 million ($0.03 per diluted share) charge related to a currency translation adjustment relating to international business exits;
■	$10 million ($0.05 per diluted share) in restructuring expenses; and
■	$14 million ($0.07 per diluted share) in deferred tax expense related to the restructuring of legal entities in preparation for the Commercial Air sale.

Noteworthy items (after tax) in the first quarter of 2017 in discontinued operations included:

■	$13 million ($0.06 per diluted share) gain on the sale of the TC-CIT joint venture;
■	$34 million ($0.17 per diluted share) in secured debt extinguishment costs; and
■	$69 million ($0.34 per diluted share) of suspended depreciation benefits related to the Commercial Air business.

ROTCE(3) for the quarter was 8.08%. ROTCE excluding noteworthy(3) items was 7.34%. ROTCE for continuing operations was 7.40%, excluding noteworthy items and pro forma for the reduction of approximately $3 billion in common equity associated with the Commercial Air sale.

We reconcile our GAAP balances in our non-GAAP reconciliation section at the end of Item 7. Management’s Discussion and Analysis. These non-GAAP measures and others that follow are not in accordance with, or a substitute for, GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies.

(1)	Net income excluding noteworthy items is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.
(2)	Income from continuing operations excluding noteworthy items is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.
(3)	Adjusted Return on Tangible Common Equity, which adjusts tangible common equity for the reversal of the valuation allowance and the amortization of intangibles in the numerator and the disallowed deferred tax asset related to regulatory capital in the denominator, and ROTCE excluding noteworthy items are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

Income from discontinued operations (after taxes) for 2017 and the prior-year quarter were driven by Aerospace, partially offset by Financial Freedom, our reverse mortgage servicing business. The prior quarter results were driven by noteworthy items. See Discontinued Operations section further below for discussion on results.

Net finance revenue(4) (“NFR”)

NFR was $417 million in the current quarter, compared to $421 million in the prior quarter and $442 million in the year-ago quarter. NFR as a percentage of average earning assets (“net finance margin” or “NFM”) was relatively flat from the prior quarter and decreased 10 basis points from the year-ago quarter. The decline in NFM from the year-ago quarter generally reflected lower purchase accounting accretion and a decline in Rail portfolio gross yields, mostly offset by lower interest expense and maintenance expense. AEA was $46.6 billion in 2017, down from $48.1 billion in the prior-year quarter and from $47.0 billion in the prior quarter.

Provision for credit losses

The provision for credit losses of $50 million was up from the prior quarter, primarily driven by a specific reserve on a single retail account in the factoring business of Commercial Banking. The provision was down from the prior-year quarter, which included an increase in reserves related to the energy and maritime portfolios.

Credit metrics

Net charge-offs were $28 million (0.37% of average finance receivables), compared to $24 million (0.32%) in the prior quarter and $32 million (0.42%) in the year-ago quarter, all related to the Commercial Banking segment. Non-accrual loans of $259 million (0.87% of finance receivables) were down modestly from the prior quarter, driven by lower balances in the Commercial Banking segment.

Other income

Other income was $79 million in the current quarter, compared to a loss of $118 million in the prior quarter and income of $85 million in the year-ago quarter. While fee revenues and factoring commissions remained steady compared to the prior and the year-ago quarters, there were noteworthy items in each period, as discussed in further detail in Non-Interest Income section.

Operating expenses

Operating expenses totaled $312 million in the current quarter, $341 million in the prior quarter and $330 million in the year-ago quarter. Operating expenses excluding restructuring costs and intangible asset amortization(5) was $291 million in the current quarter, $331 million in the prior quarter and $303 million in the year-ago quarter.

(4)	Net finance revenue and average earning assets are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.
(5)	Operating expenses excluding restructuring costs and intangible asset amortization, net efficiency ratio and net efficiency ratio excluding noteworthy items are non-GAAP measures. See “Non-GAAP Measurements” at the end of this press release and starting on page 27 for reconciliation of non-GAAP to GAAP financial information.

54   CIT GROUP INC

Operating expenses in the current quarter benefited from the timing of technology expenditures, which are expected to be at a higher rate over the remainder of the year, while noteworthy items and other elevated costs in the prior quarter were mostly related to legacy OneWest Bank matters and were the main drivers of the sequential quarter decline in this metric. The decrease from the year-ago quarter predominantly relates to our expense reduction initiatives.

We continue to make progress towards achieving our goal of reducing annual operating expense by $150 million by 2018 through organizational alignment, technology and operations improvements and third party initiatives. As of the end of the current quarter, we have achieved approximately 40% of that goal and remain on track to reach our target.

(Provision) benefit for income taxes

The provision for income taxes in the current quarter of $56 million included $14 million in deferred tax expense related to the restructuring of legal entities in preparation for the Commercial Air sale. The effective tax rate in the current quarter was 42%. Excluding discrete items, the effective tax rate was 33% for the quarter.

Financing and Leasing Assets

Financing and leasing assets (“FLA”) of $37.8 billion were up slightly from December 31, 2016, as an increase in Commercial Banking, driven by higher factoring receivables, offset lower balances in Commercial Finance and run-off in the LCM portfolio in the Consumer Banking segment and NSP.

Cash (cash and due from banks and interest bearing deposits) and Investment Securities

Cash (cash and due from banks and interest bearing deposits) totaled $6.2 billion at March 31, 2017, down slightly from $6.4 billion at December 31, 2016. Investment securities totaled $4.5 billion, essentially unchanged from December 31, 2016, as an increase in CIT Bank investments was offset by a reduction at the parent to generate cash to repay debt reported in discontinued operations prior to the Commercial Air sale.

Deposits and Borrowings

Deposits were $32.3 billion, essentially unchanged from December 31, 2016, and represented approximately 69% of CIT’s funding at March 31, 2017, up from 68% in the prior quarter. Borrowings totaled $14.7 billion, down slightly from December 31, 2016. Unsecured and secured borrowings comprised 22% and 9% of the funding mix, respectively, at March 31, 2017. See Note 16 — Subsequent Events in Item 1. Financial Information for redemption and tender offer results related to borrowings.

Capital

Common stockholders’ equity and tangible common equity increased from the prior quarter reflecting earnings. Similarly, book value per share and tangible book value per share increased in the quarter mostly due to the higher common stockholders’ equity, while the share count remained relatively stable. The Common Equity Tier 1 and Total capital ratios increased from the prior quarter. Risk-weighted assets decreased, reflecting the decline in balance sheet assets.

DISCONTINUED OPERATIONS

Discontinued operations are comprised of the Commercial Air leasing business, which was sold on April 4, 2017, Business Air, and Financial Freedom, our reverse mortgage servicing business. Income from discontinued operations (after taxes) was $102 million, driven by income from discontinued operations, net of taxes, of $111 million from Aerospace, and partially offset by a loss from Financial Freedom. Discontinued operations after tax income totaled $85 million in the prior-year quarter and a loss of $717 million in the prior quarter. The prior quarter loss reflected an $847 million net tax expense related to the Commercial Air sale.

See Note 2 — Discontinued Operations in Item 1. Financial Information for further details and condensed balance sheets and income statements and Note 13 — Contingencies for discussion related to the Financial Freedom servicing business

See Note 16 — Subsequent Events for discussion on the Commercial Air sale.

Aerospace

Aerospace pre-tax earnings totaled $190 million, $98 million and $194 million for the quarters ended March 31, 2017 and 2016, and December 31, 2016, respectively. In comparison to the prior-year quarter, both the current and prior quarters benefited from suspended depreciation of $113 million and $106 million, respectively. When a long-lived asset is classified as AHFS, depreciation expense is no longer recognized, and the asset is evaluated for impairment with any such charge recorded in other income.

On March 31, 2017, CIT completed the sale of its 30 percent ownership stake in the commercial aircraft leasing joint ventures TC-CIT Aviation Ireland and TC-CIT Aviation U.S., Inc. to its joint venture partner; Tokyo Century Corporation, which resulted in an approximately $14 million gain.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   55

Financing and leasing assets totaled $10.6 billion, $10.7 billion and $10.8 billion at March 31, 2017, December 31, 2016 and March 31, 2016, respectively. Of those balances, Commercial Air consisted of $10.3 billion, $10.2 billion and $10.0 billion, respectively, most of which represents operating lease equipment. The remaining amounts reflected loans in the Business Air portfolio.

Reverse Mortgage Servicing

Financial Freedom, a reverse mortgage servicing business, pre-tax loss totaled $15 million in the quarter, compared to pre-tax losses of $7 million in the prior-year quarter and $23 million in the prior quarter.

The prior quarter loss included a higher interest curtailment reserve related to reverse mortgages arising out of servicing errors. As a servicer of reverse mortgage loans, the servicing guides provide that servicers may become liable for curtailed interest for certain delays in completing the foreclosure process with respect to defaulted loans in accordance with servicer guides. See Item 4. Controls and Procedures.

The $421 million of assets of discontinued operations include primarily Home Equity Conversion Mortgages (“HECMs”) and servicing advances. The liabilities of discontinued operations include reverse mortgage servicing liabilities, which relates primarily to loans serviced for third party investors, secured borrowings and contingent liabilities. Continuing operations includes a separate portfolio of reverse mortgages of $859 million at March 31, 2017, which are recorded in the Consumer Banking segment and are serviced by Financial Freedom.

Unless specifically noted, the discussions and data presented throughout the following sections reflect CIT balances on a continuing operations basis.

Results From Continuing Operations:

NET FINANCE REVENUE

The following tables present management’s view of consolidated NFR.

Net Finance Revenue(1) (dollars in millions)

	Quarters Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Interest income	$455.7	$474.1	$482.9
Rental income on operating leases	251.3	252.2	264.1
Finance revenue	707.0	726.3	747.0
Interest expense	(163.1)	(178.3)	(195.0)
Depreciation on operating lease equipment	(73.5)	(69.8)	(61.3)
Maintenance and other operating lease expenses	(53.8)	(57.5)	(48.9)
Net finance revenue	$416.6	$420.7	$441.8
Average Earning Assets (“AEA”)(1),(2)	$46,638.9	$46,964.7	$48,107.1
Net finance margin	3.57%	3.58%	3.67%
(1)	NFR and AEA are non-GAAP measures; see “Non-GAAP Financial Measurements” sections for a reconciliation of non-GAAP to GAAP financial information.

NFR and NFM are key metrics used by management to measure the profitability of our earning assets. NFR includes interest and yield-related fee income on our loans and capital leases, rental income on our operating lease equipment, and interest and dividend income on cash and investments, less funding costs and depreciation, maintenance and other operating lease expenses from our operating lease equipment. Since our asset composition includes a high level of operating lease equipment (16% of AEA for the quarter ended March 31, 2017), NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other BHCs), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation and maintenance and other operating lease expenses) from operating leases.

56   CIT GROUP INC

The following table includes average balances from revenue generating assets along with the respective revenues, and average balances of deposits and borrowings along with the respective interest expenses.

Average Balances and Rates(1) for the Quarters Ended (dollars in millions)

	March 31, 2017			December 31, 2016			March 31, 2016
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest-bearing cash	$5,652.4	$12.5	0.88%	$5,918.2	$7.5	0.51%	$6,863.2	$8.4	0.49%
Investment securities	4,452.4	31.0	2.79%	3,962.2	30.4	3.07%	2,923.6	22.5	3.07%
Loans (including held for sale and credit balances of factoring clients)(2),(3)	28,705.3	420.0	5.85%	29,298.0	444.5	6.07%	30,935.1	455.1	5.88%
Operating lease equipment, net (including held for sale)(4)	7,500.9	124.0	6.61%	7,435.1	124.9	6.72%	6,989.8	153.9	8.80%
Indemnification assets	327.9	(7.8)	(9.50)%	351.3	(8.3)	(9.42)%	395.5	(3.1)	(3.13)%
Average earning assets(2)	$46,638.9	579.7	4.97%	$46,964.8	599.0	5.10%	$48,107.2	636.8	5.29%
Interest-bearing deposits	$30,953.0	$94.0	1.21%	$31,139.0	$96.4	1.24%	$31,829.1	$99.5	1.25%
Borrowings(5)	14,815.0	69.1	1.87%	14,676.5	81.9	2.23%	16,134.0	95.5	2.37%
Total interest-bearing liabilities	$45,768.0	163.1	1.43%	$45,815.5	178.3	1.56%	$47,963.1	195.0	1.63%
NFR and NFM		$416.6	3.57%		$420.7	3.58%		$441.8	3.67%

The table below disaggregates CIT’s quarter-over-quarter changes in net interest revenue and operating lease margins as presented in the preceding tables between volume (level of lending or borrowing) and rate (rates charged customers or incurred on borrowings). Volume change is calculated as change in volume times the previous rate, while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.

	March 2017 Over December 2016 Comparison			March 2017 Over March 2016 Comparison
	Increase (Decrease) Due To Change In:			Increase (Decrease) Due To Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-bearing cash	$(0.4)	$5.4	$5.0	$(1.7)	$5.8	$4.1
Investments	3.6	(3.0)	0.6	10.8	(2.3)	8.5
Loans (including held for sale and net of credit balances of factoring clients)(2),(3)	(8.9)	(15.6)	(24.5)	(32.6)	(2.5)	(35.1)
Operating lease equipment, net (including held for sale)(4)	1.1	(2.0)	(0.9)	10.6	(40.5)	(29.9)
Indemnification assets	0.6	(0.1)	0.5	0.6	(5.3)	(4.7)
Total earning assets	$(4.0)	$(15.3)	$(19.3)	$(12.3)	$(44.8)	$(57.1)
Interest-bearing deposits	$(0.6)	$(1.8)	$(2.4)	$(2.7)	$(2.8)	$(5.5)
Borrowings(5)	0.8	(13.6)	(12.8)	(7.3)	(19.1)	(26.4)
Total interest-bearing liabilities	$0.2	$(15.4)	$(15.2)	$(10.0)	$(21.9)	$(31.9)
(1)	Average rates are impacted by purchase accounting accretion and amortization.
(2)	The balance and rate presented is calculated net of average credit balances for factoring clients
(3)	Non-accrual loans and related income are included in the respective categories.
(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of maintenance and other operating lease expenses.
(5)	Average borrowings reflects $10.6 billion of total outstanding unsecured borrowings. The average balance includes unsecured debt used to fund the Commercial Air leasing business, which is in discontinued operations. The interest expense presented represents only the interest expense of continuing operations, and excludes interest expense of discontinued operation. Upon completion of the redemption and tender offer for an aggregate of $5.8 billion of unsecured debt in the second quarter of 2017, the average rate will increase, because the average balance will decrease, but the interest expense will remain substantially the same.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   57

Revenues from loans were down from the prior year quarter, mainly reflecting lower asset balances and lower purchase accounting accretion resulting from the fair value discount on earning assets recorded. (The impact of purchase accounting accretion on interest income and interest expense is displayed in a table below.) The decline from the prior quarter was also driven by lower benefit from loan prepayments. The decline in the revenues on the operating lease portfolio was due to the rail portfolio, as discussed later in the section.

Revenues generated on our cash deposits and investments are indicative of the generally low interest rate environment and while such revenues increased, they were not a primary driver of earnings. Revenues on investments have grown as we have increased the Bank’s liquidity investment securities portfolio. The returns will fluctuate depending on the composition of the investments.

Average earning assets decreased from the year-ago quarter as we completed sales of Non-Strategic Portfolios during 2016, repositioned certain Commercial Finance portfolios in Commercial Banking, and experienced run-off of the LCM portfolio in Consumer Banking.

The yield on AEA of 4.97% was down from the year-ago and prior quarters, reflecting lower purchase accounting accretion, and lower operating lease yields on our rail portfolio, driven by lower utilization of certain rail car types related to the energy sector and lower renewal rates.

The decrease in average interest bearing liabilities reflects the reduced funding requirements of the lower asset levels. The overall rate as a percentage of AEA declined due to the higher percentage of AEA being funded by deposits as displayed in the following table, along with a higher mix of low cost deposits. Interest expense declined slightly in each of the quarters reflecting accretion of purchase accounting adjustments on borrowings and deposits. The interest expense on borrowings decreased during the quarter due to the termination of the CFL TRS in January 2017.

The composition of our funding mix was as follows:

Funding Mix

	March 31, 2017	December 31, 2016	March 31, 2016
Deposits	69%	68%	67%
Unsecured	22%	23%	22%
Secured Borrowings:
Structured financings	4%	4%	5%
FHLB Advances	5%	5%	6%

These proportions will fluctuate in the future depending upon our funding activities. Upon completion of the early redemptions and tender offer disclosed in Note 16 — Subsequent Events in Item 1. Consolidated Financial Statements in April 2017, the funding mix will change. Pro forma for these liability management actions at March 31, 2017, deposits increase to 78% of total funding, while unsecured and secured debt represent 12% and 10%, respectively.

Due to the timing of the liability management actions, debt tender and redemptions, and the return of capital via the share repurchases, we expect some negative carry of approximately $20-$25 million in the second quarter. In addition, the repayment of the borrowings, which were redeemed and tendered, will have an insignificant impact on interest expense in continuing operations in future periods, as the interest expense allocated to discontinued operations included amounts representative of interest expense associated with these repaid borrowings.

58   CIT GROUP INC

The following table details further the rates of interest bearing liabilities.

Interest-Bearing Deposits and Borrowings — Average Balances and Rates for the Quarters Ended (dollars in millions)

	Quarter Ended March 31, 2017			Quarter Ended December 31, 2016			Quarter Ended March 31, 2016
	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %
Interest-bearing Deposits
CDs	$16,454.2	$64.6	1.57%	$17,250.8	$68.5	1.59%	$18,341.8	$73.6	1.61%
Interest-bearing checking	3,197.0	4.2	0.53%	3,101.0	4.6	0.59%	3,069.1	4.0	0.52%
Savings	4,499.7	10.7	0.95%	4,301.9	9.6	0.89%	4,801.1	10.9	0.91%
Money markets / sweeps	6,802.1	14.5	0.85%	6,485.3	13.7	0.84%	5,617.1	11.0	0.78%
Total interest-bearing deposits(1)	30,953.0	94.0	1.21%	31,139.0	96.4	1.24%	31,829.1	99.5	1.25%
Borrowings
Unsecured notes	10,599.8	137.4	5.19%	10,597.0	140.1	5.29%	10,615.5	138.0	5.20%
Secured borrowings	2,987.1	23.7	3.17%	3,826.3	34.8	3.64%	4,899.8	47.7	3.89%
FHLB advances	2,410.7	6.4	1.06%	2,424.5	5.5	0.91%	3,116.9	4.2	0.54%
Total borrowings	15,997.6	167.5	4.19%	16,847.8	180.4	4.28%	18,632.2	189.9	4.08%
Allocated to discontinued operations	(1,182.6)	(98.4)		(2,171.3)	(98.5)		(2,498.2)	(94.4)
Total borrowings(2)	14,815.0	69.1	1.87%	14,676.5	81.9	2.23%	16,134.0	95.5	2.37%
Total interest-bearing liabilities	$45,768.0	$163.1	1.43%	$45,815.5	$178.3	1.56%	$47,963.1	$195.0	1.63%

Total Deposits — Average Balances and Rates for the Quarters Ended (dollars in millions)

	March 31, 2017			December 31, 2016			March 31, 2016
	Average Balance	Interest Expense	Average Rate (%)	Average Balance	Interest Expense	Average Rate (%)	Average Balance	Interest Expense	Average
Interest-bearing deposits	$30,953.0	$94.0	1.21%	$31,139.0	$96.4	1.24%	31,829.1	99.5	1.25%
Non-interest-bearing deposits	1,387.3	–	–	1,295.0	–	–	1,062.4	–	–
Total deposits	$32,340.3	$94.0	1.16%	$32,434.0	$96.4	1.19%	32,891.5	99.5	1.21%
(1)	Excludes certain deposits such as escrow accounts, security deposits, and other similar accounts, therefore, totals may differ from other average balances included in this document.
(2)	Average borrowings reflects $10.6 billion of total outstanding unsecured borrowings. The average balance includes unsecured debt used to fund the Commercial Air leasing business, which is in discontinued operations. The interest expense presented represents only the interest expense of continuing operations, and excludes interest expense of discontinued operation. Upon completion of the redemption and tender offer for an aggregate of $5.8 billion of unsecured debt in the second quarter of 2017, the average rate will increase, because the average balance will decrease, but the interest expense will remain substantially the same.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   59

Deposits and borrowings are also discussed in Funding and Liquidity. See Select Financial Data (Average Balances) section for more information on borrowing rates.

The following table depicts selected earning asset yields and margin related data for our segments and divisions within the segments.

Segment Average Yield and Other Data (dollars in millions)

	Quarters Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Commercial Banking
AEA	$29,304.7	$29,504.7	$29,966.6
NFR	311.7	320.0	343.8
Gross yield	7.63%	7.78%	7.80%
NFM	4.25%	4.34%	4.59%
AEA
Commercial Finance	$10,216.9	$10,646.6	$11,891.8
Rail	7,320.0	7,286.7	6,882.4
Real Estate Finance	5,565.4	5,501.8	5,345.4
Business Capital	6,202.4	6,069.6	5,847.0
Gross yield
Commercial Finance	5.16%	5.54%	5.17%
Rail	11.98%	12.22%	13.73%
Real Estate Finance	4.90%	5.24%	5.44%
Business Capital	9.01%	8.71%	8.32%
NFR
Commercial Finance	$97.8	$110.4	$113.5
Rail	81.8	78.1	100.2
Real Estate Finance	48.2	52.2	54.5
Business Capital	83.9	79.3	75.6
NFM
Commercial Finance	3.83%	4.15%	3.82%
Rail	4.47%	4.29%	5.82%
Real Estate Finance	3.46%	3.80%	4.08%
Business Capital	5.41%	5.23%	5.17%

60   CIT GROUP INC

Segment Average Yield and Other Data (dollars in millions) (continued)

	Quarters Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Consumer Banking
AEA	$7,291.8	$7,457.8	$7,588.7
NFR	106.5	110.5	97.3
Gross yield	5.49%	5.73%	5.55%
NFM	5.84%	5.93%	5.13%
AEA
Other Consumer Banking	$2,165.9	$2,153.5	$1,782.6
Legacy Consumer Mortgages	5,125.9	5,304.3	5,806.1
Gross yield
Other Consumer Banking	3.46%	3.70%	3.69%
Legacy Consumer Mortgages	6.34%	6.56%	6.12%
NFR
Other Consumer Banking	$46.6	$46.6	$33.7
Legacy Consumer Mortgages	59.9	63.9	63.6
NFM
Other Consumer Banking	8.61%	8.66%	7.56%
Legacy Consumer Mortgages	4.67%	4.82%	4.38%
Non-Strategic Portfolios
AEA	$367.5	$625.6	$1,515.6
NFR	2.0	3.7	14.4
Gross yield	7.62%	6.39%	7.63%
NFM	2.18%	2.37%	3.80%

Gross yields (interest income plus rental income on operating leases as a % of AEA) in Commercial Banking were down from both the year-ago and prior quarters, reflecting lower purchase accounting accretion in Commercial Finance and Real Estate Finance and lower prepayment benefits in Commercial Finance, which masked the impact of higher LIBOR rates, as well as lower renewal rates in the Rail division. These offset higher yields in Business Capital.

Consumer Banking gross yields were down, impacted by lower purchase accounting accretion on mortgage loans in LCM, lower LCM portfolio due to run-off of this higher-yielding portfolio, and growth in other mortgage loans, which carry lower yields.

As of March 31, 2017, the remaining accretable mark is $1.1 billion, of which approximately $150 million relates to Commercial Banking, about half of which is expected to be realized in the next year. However, when a loan prepays, the loan’s remaining PAA is accelerated into interest income, which could result in fluctuations from quarter to quarter (see footnote one to the following table). The remaining $950 million relates to Consumer Banking, and is running off at a rate consistent with the run off of the underlying mortgages.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   61

The following table displays PAA accretion by segment and division for both interest income and interest expense.

Purchase Accounting Accretion (PAA) (dollars in millions)

	Quarters Ended
	March 31, 2017			December 31, 2016			March 31, 2016
	PAA Accretion Recognized in:			PAA Accretion Recognized in:			PAA Accretion Recognized in:
	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR
Commercial Banking
Commercial Finance	$12.2	$0.3	$12.5	$18.1	$0.3	$18.4	$18.8	$0.9	$19.7
Real Estate Finance	11.9	–	11.9	16.7	–	16.7	19.7	–	19.7
Total Commercial Banking	24.1	0.3	24.4	34.8	0.3	35.1	38.5	0.9	39.4
Consumer Banking
Other Consumer Banking	(0.4)	1.2	0.8	1.7	1.6	3.3	0.6	3.2	3.8
Legacy Consumer Mortgages	30.7	–	30.7	35.0	–	35.0	30.0	–	30.0
Total Consumer Banking	30.3	1.2	31.5	36.7	1.6	38.3	30.6	3.2	33.8
Corporate and Other	–	0.2	0.2	–	0.4	0.4	–	1.4	1.4
Total CIT	$54.4	$1.7	$56.1	$71.5	$2.3	$73.8	$69.1	$5.5	$74.6
(1)	Included in the above are accelerated recognition of approximately $12.3 million, $16.4 million and $23.5 million for the quarters ended March 31, 2017 and 2016 and December 31, 2016, respectively.
(2)	Debt and deposits acquired in the OneWest Bank acquisition were recorded at a net premium, therefore the purchase accounting accretion of that adjustment decreases interest expense.

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Data (dollars in millions)

	Quarters Ended
	March 31, 2017		December 31, 2016		March 31, 2016
Rental income on operating leases	$251.3	13.40%	$252.2	13.59%	$264.1	15.22%
Depreciation on operating lease equipment	(73.5)	(3.92)%	(69.8)	(3.76)%	(61.3)	(3.53)%
Maintenance and other operating lease expenses	(53.8)	(2.87)%	(57.5)	(3.10)%	(48.9)	(2.82)%
Net operating lease revenue and %	$124.0	6.61%	$124.9	6.73%	$153.9	8.87%
Average Operating Lease Equipment (“AOL”)	$7,500.7		$7,425.6		$6,940.4

Net operating lease revenue is generated principally by Rail with the remaining amount from Business Capital, both divisions of Commercial Banking. Net operating lease revenue was down, as the benefit from growth in the portfolio was offset by continued downward pressures on renewal rates in Rail.

Railcar utilization, including commitments to lease, was flat at 94% from December 31, 2016 and prior-year quarter, reflecting continued pressures in demand for cars that transport crude, coal and steel. We expect these pressures to continue during 2017, with rental rates to continue to re-price downward as leases renew.

Depreciation is recognized on railcars and other operating lease equipment. While the total amount of depreciation is up due to portfolio growth, the increase in rate was driven by the growth in the non-rail portfolio equipment which is depreciated over a shorter time span. See “Expenses — Depreciation on operating lease equipment” and “Concentrations — Operating Leases” for additional information.

Maintenance and other operating lease expenses relates to the rail portfolio. The increase from the prior-year quarter reflected increased maintenance, freight and storage costs in Rail due to the higher number of railcars off-lease, and growth in the portfolio. The decrease from the prior quarter reflects the impact of higher prior quarter expenses from fleet movement related to lease returns and year-end deadlines.

Upon emergence from bankruptcy in 2009, CIT applied Fresh Start Accounting (“FSA”) in accordance with GAAP. The most significant remaining discount at March 31, 2017, related to operating lease equipment ($1.2 billion related to rail operating lease equipment). The discount on the operating lease equipment was, in effect, an impairment of the operating lease equipment upon emergence from bankruptcy, as the assets were recorded at their fair value, which was less than their carrying value. The recording of the FSA adjustment reduced the asset balances subject to depreciation and thus decreases depreciation expense over the remaining useful life of the operating lease equipment or until it is sold.

62   CIT GROUP INC

CREDIT METRICS

Credit metrics remain stable and continue to reflect a favorable credit environment, with no substantive changes in credit trends.

Non-accrual loans of $259 million (0.87% of finance receivables) decreased from $279 million (0.94%) at December 31, 2016, driven by lower balances in the Commercial Banking segment related to the maritime, energy and real estate portfolios. Compared to the year-ago quarter, the decrease was driven by the decline in balances in NSP.

The provision for credit losses reflects loss adjustments related to loans recorded at amortized cost, off-balance sheet commitments and related reimbursements under indemnification agreements. The provision for credit losses was $50 million, up from the prior quarter provision of $37 million and down from the prior year quarter provision of $90 million. The increase from the prior quarter was primarily driven by a specific reserve on a single retail account in the Business Capital factoring business. The prior year quarter included an increase in reserves related to energy and maritime portfolios.

Net charge-offs were $28 million (0.37% of average finance receivables (“AFR”)) in the current quarter, $24 million (0.32%) in the prior quarter and $32 million (0.42%) in the year-ago quarter. Recoveries of $6 million were down from the prior quarter and relatively flat from the year-ago quarter. Net charge-offs are presented in a table and discussed later in this section.

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses (dollars in millions)

	Quarters Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Allowance — beginning of period	$432.6	$415.0	$346.9
Provision for credit losses(1)	49.7	36.7	89.5
Other(1)	(6.2)	4.6	(3.6)
Net additions	43.5	41.3	85.9
Gross charge-offs	(33.0)	(32.9)	(36.8)
Recoveries	5.5	9.2	4.8
Net Charge-offs	(27.5)	(23.7)	(32.0)
Allowance — end of period	$448.6	$432.6	$400.8
Provision for credit losses
Specific reserves on impaired loans	$9.6	$11.9	$13.7
Non-specific reserves	40.1	24.8	75.8
Total	$49.7	$36.7	$89.5
Allowance for loan losses
Specific reserves on impaired loans	$39.5	$33.7	$40.2
Non-specific reserves	409.1	398.9	360.6
Total	$448.6	$432.6	$400.8
Ratio
Allowance for loan losses as a percentage of total loans	1.51%	1.46%	1.30%
Allowance for loan losses as a percent of finance receivable/Commercial	1.85%	1.81%	1.62%
Allowance for loan losses plus principal loss discount as a percent of finance receivables (before the principal loss discount)/Commercial	1.97%	1.97%	1.89%
Allowance for loan losses plus principal loss discount as a percent of finance receivables (before the principal loss discount)/Consumer	5.72%	6.05%	7.87%
(1)	The provision for credit losses includes amounts related to reserves on unfunded loan commitments and letters of credit, and for deferred purchase agreements, which are reflected in Other Liabilities. The items included in other liabilities totaled $50 million, $44 million and $48 million at March 31, 2017, December 31, 2016 and March 31, 2016, respectively. “Other” also includes allowance for loan losses associated with loan sales and foreign currency translations.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   63

The allowance for loan losses was $449 million (1.51% of finance receivables, 1.76% excluding loans subject to loss sharing agreements with the FDIC) at March 31, 2017, compared to $433 million (1.46% of finance receivables, 1.72% excluding loans subject to loss sharing agreements with the FDIC) at December 31, 2016 and $401 million (1.30% of finance receivables, 1.53% excluding loans subject to loss sharing agreements with the FDIC) at March 31, 2016. The changes in the allowance for loan losses from the prior quarter and year-ago quarter reflect the items previously mentioned discussing the provision for credit losses.

Including the impact of the principal loss discount on credit impaired loans, which is essentially a reserve for credit losses on the discounted loans, the commercial loan allowance to finance receivables was 1.97%, unchanged from December 31, 2016 and 1.89% at March 31, 2016. The consumer loans ratio was 5.72% at March 31, 2017 compared to 6.05% at December 31, 2016 and 7.87% at March 31, 2016, as most of the consumer loans purchased were credit impaired and are partially covered by loss sharing agreements with the FDIC. The decrease was driven by the shift in asset mix as new originations offset the run-off of the purchased credit impaired portfolio.

Loan Net Carrying Value (dollars in millions)

	Finance Receivables	Allowance for Loan Losses	Net Carrying Value
March 31, 2017
Commercial Banking	$22,878.6	$(424.0)	$22,454.6
Consumer Banking	6,812.8	(24.6)	6,788.2
Total	$29,691.4	$(448.6)	$29,242.8
December 31, 2016
Commercial Banking	$22,562.3	$(408.4)	$22,153.9
Consumer Banking	6,973.6	(24.2)	6,949.4
Total	$29,535.9	$(432.6)	$29,103.3

The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Net Charge-offs (dollars in millions)

	Quarters Ended
	March 31, 2017		December 31, 2016		March 31, 2016
Gross Charge-offs
Commercial Finance	$10.6	0.43%	$17.8	0.69%	$16.4	0.57%
Real Estate Finance	3.9	0.28%	–	–	1.5	0.11%
Business Capital	17.9	0.99%	14.2	0.82%	18.2	1.11%
Commercial Banking	32.4	0.57%	32.0	0.56%	36.1	0.61%
Legacy Consumer Mortgages	0.6	0.03%	0.9	0.05%	0.7	0.04%
Consumer Banking	0.6	0.03%	0.9	0.05%	0.7	0.04%
Total	$33.0	0.45%	$32.9	0.44%	$36.8	0.48%
Recoveries
Commercial Finance	$0.1	–	$0.7	0.02%	$0.5	0.02%
Business Capital	4.9	0.27%	7.9	0.45%	3.5	0.22%
Commercial Banking	5.0	0.09%	8.6	0.15%	4.0	0.06%
Legacy Consumer Mortgages	0.5	0.02%	0.6	0.03%	0.8	0.05%
Consumer Banking	0.5	0.02%	0.6	0.03%	0.8	0.05%
Total	$5.5	0.08%	$9.2	0.12%	$4.8	0.06%
Net Charge-offs
Commercial Finance	$10.5	0.43%	$17.1	0.67%	$15.9	0.55%
Real Estate Finance	3.9	0.28%	–	–	1.5	0.28%
Business Capital	13.0	0.72%	6.3	0.37%	14.7	0.89%
Commercial Banking	27.4	0.48%	23.4	0.41%	32.1	0.55%
Legacy Consumer Mortgages	0.1	0.01%	0.3	0.02%	(0.1)	(0.01)%
Consumer Banking	0.1	0.01%	0.3	0.02%	(0.1)	(0.01)%
Total	$27.5	0.37%	$23.7	0.32%	$32.0	0.42%

64   CIT GROUP INC

The increase in net charge-offs from the prior quarter was driven by higher charge-offs in Business Capital and Real Estate Finance. The decline from a year ago quarter was driven by lower charge-offs in the energy portfolio in Commercial Finance.

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

Non-accrual Loans (dollars in millions)(1)

	March 31, 2017	December 31, 2016
Non-accrual loans
U.S.	$218.9	$218.9
Foreign	39.9	59.7
Non-accrual loans	$258.8	$278.6
Troubled Debt Restructurings(2)
U.S.	$42.3	$41.7
Foreign	71.8	40.6
Restructured loans	$114.1	$82.3
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$26.5	$32.0
(1)	Factored receivables within our Business Capital division do not accrue interest and therefore are not considered within non-accrual loan balances, however are considered for credit provisioning purposes.
(2)	Excludes TDR loans in a trial modification period of $29.2 million and $39.5 million at March 31, 2017 and December 31, 2016, respectively. Refer to Note 3 — Loans for further details.

	March 31, 2017		December 31, 2016
Commercial Finance	$169.4	1.76%	$188.8	1.90%
Real Estate Finance	3.7	0.06%	20.4	0.37%
Business Capital	60.8	0.81%	41.7	0.60%
Commercial Banking	233.9	1.02%	250.9	1.11%
Legacy Consumer Mortgages	15.9	0.34%	17.3	0.36%
Other Consumer Banking	0.3	0.01%	0.1	–
Consumer Banking	16.2	0.24%	17.4	0.25%
Non-Strategic Portfolios	8.7	NM	10.3	NM
Total	$258.8	0.87%	$278.6	0.94%

NM — Not meaningful; Non-accrual loans include loans held for sale. All of NSP non-accrual loans reflected loans held for sale; since there was no portfolio loans, no % is displayed.

Non-accrual loans decreased from December 31, 2016 primarily due to decreases in Commercial Finance and Real Estate Finance partially offset by an increase in Business Capital.

Approximately 66% of our non-accrual accounts were paying currently compared to 75% at December 31, 2016. Our impaired loan carrying value (including PAA discount, specific reserves and charge-offs) to estimated outstanding unpaid principal balances approximated 95% compared to 91% at December 31, 2016. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and troubled debt restructurings (“TDRs”).

Total delinquency (30 days or more) was 1.1% of finance receivables at March 31, 2017, essentially unchanged from December 31, 2016.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   65

Forgone Interest (dollars in millions)

	Quarters Ended March 31,
	2017			2016
	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$5.9	$0.6	$6.5	$6.3	$2.2	$8.5
Less: Interest recorded	(0.5)	(0.1)	(0.6)	(0.8)	(0.7)	(1.5)
Foregone interest revenue	$5.4	$0.5	$5.9	$5.5	$1.5	$7.0

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

The tables that follow reflect loan carrying values of accounts that have been modified, excluding PCI loans.

TDRs and Modifications (dollars in millions)

	March 31, 2017		December 31, 2016
		% Compliant		% Compliant
Troubled Debt Restructurings(1)
Deferral of principal and/or interest	$43.6	100%	$9.6	99%
Covenant relief and other	70.5	97%	72.7	95%
Total TDRs	$114.1	97%	$82.3	84%
Percent non-accrual	53%		41%
Modifications(2)
Extended maturity	$143.4	100%	$95.0	100%
Covenant relief	210.5	100%	261.1	100%
Interest rate increase	143.0	89%	138.2	100%
Other	168.8	100%	216.0	92%
Total Modifications	$665.7		$710.3
Percent non-accrual	14%		23%
(1)	Excludes TDR loans in a trial modification period of $29.2 million and $39.5 million at March 31, 2017 and December 31, 2016, respectively. Refer to Note 3 — Loans for further details.
(2)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

PCI loans, TDRs and other credit quality information is included in Note 3 — Loans in Item 1. Consolidated Financial Statements.

66   CIT GROUP INC

NON-INTEREST INCOME

As presented in the following table, Non-interest Income includes Rental Income on Operating Leases and Other Income. The following discussion is on a consolidated basis; Non-interest income is also discussed in each of the individual segments in Results By Business Segment.

Non-interest Income (dollars in millions)

	Quarters Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Rental income on operating leases	$251.3	$252.2	$264.1
Other Income:
Fee revenues	28.9	26.8	30.3
Factoring commissions	26.1	25.7	26.4
Gains on sales of leasing equipment	8.5	10.5	4.8
Gains on loan and portfolio sales	4.8	22.9	0.3
Gains (losses) on investments	4.1	22.0	(4.1)
Gains on OREO sales	1.3	1.5	1.7
Termination fees on Canadian total return swap	–	(280.8)	–
Impairment on assets held for sale	(1.7)	–	(20.3)
Net (losses) gains on derivatives and foreign currency exchange	(11.3)	50.8	9.3
Other revenues	18.4	3.0	36.4
Total other income	79.1	(117.6)	84.8
Total non-interest income	$330.4	$134.6	$348.9

Rental income on operating leases from equipment we lease is generated in the Rail and Business Capital divisions in the Commercial Banking segment and recognized principally on a straight line basis over the lease term. Rental income is discussed in “Net Finance Revenues” and “Results by Business Segment”. See also our Annual Report on Form 10-K for the year ended December 31, 2016, Note 6 — Operating Lease Equipment in Item 8 Financial Statements and Supplementary Data for information on operating leases.

Other income changes reflect the following:

Fee revenues, which include items generated by our business activities such as fees on lines and letters of credit, capital markets-related fees, agent and advisory fees and servicing fees, remained fairly steady and are mainly driven by our Commercial Banking segment.

Factoring commissions were flat relative to the prior and year-ago quarters despite increases in factoring volume as a reduction in the mix of higher risk receivables put downward pressure on pricing. Factoring volume was $6.8 billion for the current quarter, up from $5.9 billion in the year-ago quarter, and unchanged from last quarter.

Gains on sales of leasing equipment resulted from $51 million of equipment sales in the current quarter, $60 million in the year-ago quarter, and $102 million in the prior quarter. In each of the quarters, while the gains were driven by sales of rail equipment, the majority of the equipment sold was other types in Business Capital and NSP. Gains as a percentage of equipment sold, which will vary based on the type and age of equipment sold, decreased from last quarter and the year-ago quarter. See table entitled Equipment Sales in the Financing and Leasing Assets section that displays amounts sold by segment.

Gains (losses) on loan and portfolio sales resulted from $172 million of sales in the current quarter, $114 million in the year-ago quarter, and $754 million in the prior quarter, reflecting the sale of the Canadian Equipment and Corporate Finance businesses in NSP. Gains and losses will vary based on the underlying loan and market conditions. See table entitled Loan and Portfolio Sales in the Financing and Leasing Assets section that displays amounts sold by segment.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   67

Gains (losses) on investments include changes in value of mortgage-backed securities and also derived from sales of equity investments that were received as part of a lending transaction or, in some cases, a workout situation. The prior quarter was driven by a single equity sale in Commercial Banking.

Gains on OREO sales reflect sales and adjustments to the carrying value of real estate owned assets. OREO properties pertain to foreclosures in the mortgage portfolios specific to the Consumer Banking segment.

Termination fees on Canadian TRS reflect payment to GSI on December 7, 2016, of the present value of the remaining facility fee in an amount equal to approximately $280 million. Although associated with removal of the derivative liability related to the unused portion of the Canadian TRS derivative noted below, the payment was a termination fee, and thus recorded separately and not combined with the derivative liability benefit of $37 million from the reversal of mark-to-market charges.

Impairment on assets held for sale in the year-ago quarter was driven by impairments on the portfolios held for sale in NSP. When an operating lease asset is classified as held for sale, depreciation expense is suspended and the asset is evaluated for impairment with any such charge recorded in other income. (See Other Expenses for related discussion on depreciation on operating lease equipment.)

Net (losses) gains on derivatives and foreign currency exchange includes valuation of the derivatives within the TRS, which resulted in losses of $1 million in the current quarter and gains of $18 million in the year ago quarter. The TRS derivative loss in the current quarter was primarily due to the narrowing of credit spread inputs to the fair value model. The prior quarter reflected valuations of the Canadian TRS and our Dutch subsidiary’s total return swap facility (the “Dutch TRS”, together with the Canadian TRS, collectively, the “TRS Transactions”) that resulted in a gain of $37 million, primarily due to the reversal of the mark-to-market charge upon the termination of the Canadian TRS.

Foreign currency movements and other exposures resulted net losses of $3 million and $9 million and a net gain of $16 million for the current quarter, year-ago quarter and prior quarter, respectively. On a gross basis, transactional foreign currency movements resulted in gains of $2 million in the current quarter and $24 million in the year-ago quarter, and losses of $30 million in the prior quarter. Respectively, the impact of these transactional foreign currency movements was offset by losses of $5 million and $33 million, and gains of $46 million, on derivatives that economically hedge foreign currency movements and other exposures.

In addition, there were losses of $8 million in the current quarter and no losses in the year-ago and prior quarters, on the realization of cumulative translation adjustment (“CTA”) amounts from AOCI due to translational adjustments related to liquidating portfolios.

For additional information on the impact of derivatives on the income statement, refer to Note 7 — Derivative Financial Instruments in Item 1. Financial Information.

Other revenues included items that are more episodic in nature, such as gains on work-out related claims, proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and income from joint ventures. Other revenues for the year-ago quarter included a gain on sale of the U.K. business of $24 million in NSP.

68   CIT GROUP INC

EXPENSES

Non-Interest Expense (dollars in millions)

	Quarters Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Depreciation on operating lease equipment	$(73.5)	$(69.8)	$(61.3)
Maintenance and other operating lease expenses	(53.8)	(57.5)	(48.9)
Operating expenses:
Compensation and benefits	(143.3)	(133.4)	(157.7)
Professional fees	(39.8)	(58.6)	(37.3)
Technology	(32.7)	(40.0)	(30.3)
Insurance	(25.6)	(19.1)	(24.9)
Net occupancy expense	(19.9)	(19.5)	(17.9)
Advertising and marketing	(5.4)	(6.3)	(5.2)
Other	(23.9)	(54.1)	(30.1)
Operating expenses, excluding restructuring costs and intangible asset amortization	(290.6)	(331.0)	(303.4)
Intangible assets amortization	(6.2)	(6.4)	(6.4)
Provision for severance and facilities exiting activities	(14.8)	(3.9)	(20.3)
Total operating expenses	(311.6)	(341.3)	(330.1)
Goodwill impairment	–	(354.2)	–
Loss on debt extinguishments and deposit redemptions	–	(3.3)	(1.6)
Total non-interest expenses	$(438.9)	$(826.1)	$(441.9)
Headcount	4,060	4,080	4,300
Operating expenses excluding restructuring costs and intangible asset amortization as a % of AEA(1)	2.49%	2.82%	2.52%
Operating expenses excluding restructuring costs and intangible asset amortization and other noteworthy items as a % of AEA(1)	2.49%	2.59%	2.52%
Net efficiency ratio(2)	58.6%	109.2%	57.6%
Net Efficiency Ratio Adjusted(2)	57.7%	58.0%	58.7%
(1)	Operating expenses excluding restructuring costs and intangible asset amortization as a % of AEA is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.
(2)	Net efficiency ratio and net efficiency ratio adjusted are non-GAAP measurements used by management to measure operating expenses (before restructuring costs and intangible amortization) to the level of total net revenues. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

Depreciation on Operating Lease Equipment

Depreciation on operating lease equipment is recognized on owned equipment over the lease term or estimated useful life of the asset. Depreciation expense is driven by rail equipment and smaller ticket equipment, such as office equipment, in the Rail and Business Capital divisions in Commercial Banking, respectively. Impairments recorded on equipment held in our portfolio are reported as depreciation expense. Equipment held for sale also impacts the balance, as depreciation expense is suspended on operating lease equipment once it is transferred to AHFS. The increase in depreciation expense reflects portfolio growth and mix, as the equipment other than rail have shorter lives, which increased depreciation in the current quarter. Depreciation expense is also discussed in “Net Finance Revenue,” as it is a component of our asset margin. See “Non-interest Income” for impairment charges on operating lease equipment classified as held for sale.

Maintenance and Other Operating Lease Expenses

Maintenance and other operating lease expenses relates to equipment ownership and leasing costs associated with the Rail portfolio. Rail provides railcars primarily pursuant to full-service lease contracts under which Rail as lessor is responsible for railcar maintenance and repair. Maintenance expenses on railcars increased from the year-ago quarter on the growing portfolio, with increased costs associated with end of lease railcar returns and higher Railroad Interchange repair expenses. The prior quarter was higher, reflecting higher lease returns.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   69

Operating Expenses

The first quarter is generally higher due to compensation and benefits increases resulting from the annual restart of certain benefit costs at the outset of each year. However, noteworthy items and other elevated costs in the prior quarter related to legacy OneWest Bank matters were the main driver of the sequential quarter decline in this metric. The decrease from the year-ago quarter reflects results from our expense reduction initiatives.

We continue to make progress on our goal of $150 million in operating expense reductions by 2018 through organizational alignment, technology and operations improvements and third party initiatives. As of the end of the current quarter, we have achieved approximately 40% of that goal and remain on track to reach our target.

Operating Expenses reflect the following changes:

■	Compensation and benefits decreased from the year-ago quarter, primarily reflecting the impact of fewer employees, whereas the sequential increase reflects the restart of certain benefit costs. Throughout 2016, we reduced the number of total employees primarily as a result of business sales and other strategic initiatives.
■	Professional fees included legal and other professional fees, such as tax, audit, and consulting services. Professional fees were down from the prior quarter as lower costs incurred for various strategic initiatives, consulting services related to strategic reviews of our businesses and third-party costs to assist in improving our capital planning and CCAR reporting capabilities offset increased audit fees.
■	Technology costs decreased from the prior quarter due to the timing of anticipated costs. The prior quarter included charges to write-off certain capitalized IT costs.
■	Insurance expenses increased from the prior quarter, mostly reflecting higher FDIC costs.
■	Net Occupancy expenses were up from the year-ago quarter reflecting costs associated with consolidating office space.
■	Advertising and marketing expenses include costs associated with raising deposits and may fluctuate based on timing of marketing programs.
■	Provision for severance and facilities exiting activities primarily reflects strategic initiatives to reduce operating expenses and streamline our operations, which resulted in employee reductions compared to the year-ago period.
■	Amortization of intangible assets primarily results from intangible assets recorded in the OneWest Bank acquisition.
■	Other expenses include items such as travel and entertainment, office equipment and supplies and taxes (other than income taxes, such as state sales tax, etc.), and from time to time includes settlement agreement costs, including OneWest Bank legacy matters. Other expenses increased in the prior quarter reflecting OneWest Bank activity and legacy matters, such as servicing related contingent obligations, items related to the loss share agreements with the FDIC, and other indemnifications that were inherited by CIT from OneWest Bank with the acquisition.

Goodwill Impairment

The Company recorded goodwill impairment of $319.4 million and $34.8 million in the Consumer Banking and Commercial Banking segments, respectively, during the fourth quarter of 2016.

Loss on Debt Extinguishments and Deposit Redemptions

Loss on debt extinguishments and deposit redemptions in the prior-year quarter related to certain secured debt instruments, while the prior quarter mostly resulted from the early repayment of brokered certificates of deposits.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Provision (benefit) for income taxes, before discrete items	$44.9	$(65.1)	$55.4
Discrete items	11.3	58.5	(11.0)
Provision (benefit) for income taxes	$56.2	$(6.6)	$44.4
Effective tax rate	41.8%	1.5%	42.1%
Effective tax rate, before discrete items(1)	33.4%	15.1%	52.6%
(1)	Effective tax rate excluding discrete items is a non-GAAP measure. See “Non-GAAP Measurements” for reconciliation of non-GAAP financial information.

70   CIT GROUP INC

The income tax provision before impact of discrete items was higher in the current quarter, as compared to the prior quarter, driven by deferred federal and state income tax expense on increased domestic earnings, which shifted the geographic mix of earnings and certain noteworthy items in prior quarter. The higher year-ago quarter tax provision was primarily driven by certain items in pretax income that shifted the geographic mix of earnings compared to the prior periods.

The net discrete tax expense of $11.3 million for the current quarter included a $13.9 million deferred tax expense related to the restructuring of legal entities in preparation for the Commercial Air sale. Included in the prior quarter’s discrete tax expense of $58.5 million was the recognition of approximately $53.5 million tax expense related to establishment of domestic and international deferred tax liabilities due to Management’s decision to no longer assert its intent to indefinitely reinvest its unremitted earnings in Canada. Included in the year-ago quarter’s net discrete tax benefit of $11.0 million included $13.9 million tax benefit, including interest and penalties, resulting from favorable resolution of a tax position on an international portfolio previously sold.

We expect the 2017 global effective tax rate to be in the mid 30% range, before the impact of discrete tax items. However, there will be a minimal impact on cash taxes paid, until the related NOL carry-forward is fully utilized. The taxable income expected from the Commercial Air transaction will help utilize a significant amount of the NOLs in 2017. Additionally, the Company will expect to incur some amount of U.S. federal and state cash taxes, after applying available tax credits. The amount of future cash taxes will depend on the level of taxable income after utilization of the remaining NOLs, including the implications of the Company’s annual limitation on use of the remaining pre-bankruptcy NOLs, which is approximately $265 million per annum. Cash taxes were a net refund of $0.2 million compared to a net refund of $11.3 million in the prior quarter and $0.2 million net payment in the year-ago quarter.

See Note 11 — Income Taxes in Item 1. Consolidated Financial Statements for additional information, including deferred tax assets.

RESULTS BY BUSINESS SEGMENT

CIT manages its business and reports its financial results in three operating segments: Commercial Banking, Consumer Banking, and Non-Strategic Portfolios (“NSP”), and a non-operating segment, Corporate and Other.

SEGMENTS

Commercial Banking

Commercial Banking is comprised of four divisions: Commercial Finance, Rail, Real Estate Finance and Business Capital. Revenue is generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities and banking services, along with capital markets transactions and commissions earned on factoring and related activities. A detailed description of the divisions is included at the end of Item 1. Business Overview in our Annual Report on Form 10-K for the year ended December 31, 2016.

Commercial Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended
Earnings Summary	March 31, 2017	December 31, 2016	March 31, 2016
Interest income	$307.5	$322.0	$324.0
Rental income on operating leases	251.3	252.2	260.2
Finance revenue	558.8	574.2	584.2
Interest expense	(119.8)	(126.9)	(130.2)
Depreciation on operating lease equipment	(73.5)	(69.8)	(61.3)
Maintenance and other operating lease expenses	(53.8)	(57.5)	(48.9)
Net finance revenue (NFR)	311.7	320.0	343.8
Provision for credit losses	(49.2)	(30.8)	(86.4)
Other income	72.3	91.6	58.0
Operating expenses	(178.7)	(183.2)	(197.4)
Goodwill impairment	–	(34.8)	–
Income before provision for income taxes	$156.1	$162.8	$118.0

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   71

Commercial Banking: Financial Data and Metrics (dollars in millions) (continued)

	Quarters Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Select Period End Balance
Financing and leasing assets	$30,731.2	$30,406.1	$31,111.6
Earning assets	30,976.0	30,695.2	31,594.8
Select Average Balances
Average finance receivables (AFR)	$22,749.7	$22,752.2	$23,521.9
Average operating leases (AOL)	7,500.7	7,425.6	6,940.4
Average earning assets (AEA)	29,304.7	29,504.7	29,966.6
Statistical Data
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses	$124.0	$124.9	$150.0
Operating lease margin as a % of AOL	6.61%	6.73%	8.65%
Net efficiency ratio	46.2%	52.6%	48.7%
Pretax return on AEA	2.13%	2.21%	1.58%
New business volume	$1,615.4	$2,042.2	$1,777.0
Factoring volume	$6,811.6	$6,820.5	$5,873.8
Select Divisional Data
Net finance revenue:
Commercial Finance	$97.8	$110.4	$113.5
Rail	81.8	78.1	100.2
Real Estate Finance	48.2	52.2	54.5
Business Capital	83.9	79.3	75.6
Segment total	$311.7	$320.0	$343.8
Net finance margin — NFR as a % of AEA
Commercial Finance	3.83%	4.15%	3.82%
Rail	4.47%	4.29%	5.82%
Real Estate Finance	3.46%	3.80%	4.08%
Business Capital	5.41%	5.23%	5.17%
Segment total	4.25%	4.34%	4.59%

Commercial Banking pre-tax earnings decreased from the prior quarter driven by lower net finance revenue and higher credit costs, partially offset by lower expenses. The prior quarter included a $35 million goodwill impairment charge partially offset by a gain on an investment related to a loan workout reflected in other income. Pre-tax earnings increased relative to the year-ago quarter, reflecting lower credit costs and operating expenses, partially offset by a decrease in net finance revenue.

Financing and leasing assets (“FLA”), which comprise the vast majority of earning assets, were $30.7 billion at March 31, 2017, up 1% from the prior quarter, driven by higher factoring receivables. The 1% decrease from the year-ago quarter was driven by sales in the Commercial Finance division, which offset increases in each of the other divisions.

New lending and leasing volume of $1.6 billion was down from the prior quarter, reflecting seasonality and market trends, and down from the year-ago quarter primarily due to weak market conditions in middle market lending.

Factored volume of $6.8 billion was flat with the prior quarter and up 16% compared to the year-ago quarter, driven by increased volume across all industries, especially technology.

Rail financing and leasing assets were flat from the prior quarter at $7.2 billion and were up from $6.9 billion in the prior-year quarter. Our portfolio of 134,000 railcars is flat to prior quarter and prior year quarter. Absent acquisitions, rail assets are primarily originated through purchase commitments with manufacturers and are also supplemented by spot purchases. At March 31, 2017, we had approximately 2,520 railcars on order from manufacturers, with deliveries scheduled through 2018. See Note 12 — Commitments in Item 1. Consolidated Financial Statements for further railcar manufacturer commitment data.

Highlights included:

■	The net finance revenue and net finance margin both decreased from the prior quarter, reflecting lower

72   CIT GROUP INC

interest expense that was more than offset by a decline in purchase accounting accretion and lower prepayment benefits in the Commercial Finance and Real Estate Finance divisions. Purchase accounting accretion totaled $24 million, $35 million and $39 million in the current, prior and year-ago quarters, respectively. Essentially all accretion benefited interest income, with a small amount decreasing interest expense. (Purchase accounting accretion is depicted in tabular form in the Net Finance Revenue section). The current quarter, prior and year-ago quarters included $10 million, $18 million and $15 million, respectively, of PAA that was accelerated due to prepayments. In the Rail division, declining portfolio yields due to lower rates on renewals were offset by lower interest and maintenance expenses.
Net finance revenue was down from the year-ago quarter, primarily due to lower earning assets and lower purchase accounting accretion in the Commercial Finance and Real Estate Finance divisions, and lower rental income in the Rail division.
■	Gross yields were down from both the year-ago and prior quarters. The decrease compared to prior and year-ago quarters reflects lower purchase accounting accretion and lower prepayment benefits in the Commercial Finance and Real Estate Finance divisions, both of which masked the impact of higher LIBOR rates, as well as lower renewal rates in the Rail division. These offset higher yields in Business Capital. See Select Segment and Division Margin Metrics table in Net Finance Revenue section for amounts of purchase accounting accretion and gross yields by division.
■	Net operating lease revenue, which is a component of NFR, is driven primarily by the performance of our rail portfolio. Net operating lease revenue was essentially flat from the prior quarter and decreased from the prior year quarter, due to lower renewal lease rates, as well as higher depreciation. Rental rates continued to decline as average lease renewal rates re-priced down 20-30%, in many cases from historical highs. We expect this rate to fluctuate depending on the number and types of cars renewing, and while there are signs of stabilization in certain car types, such as sand cars, demand for energy-related tank cars remains weak. Given current market conditions, we expect to see continued deterioration in portfolio yields through 2017 and average renewal rates to continue to re-price down in the same 20-30% range.
■	Railcar utilization, including commitments to lease, remained flat at 94% from prior quarter and from the year-ago quarter.
■	Other income increased from the year-ago quarter and decreased from the prior quarter, reflecting the following:
■	Factoring commissions of $26 million were flat from the year-ago and prior quarters despite increases in factoring volumes as a reduction in the mix of higher risk receivables put downward pressure on pricing.
■	Gains on asset sales (including receivables, equipment and investments) totaled $14 million, up from $4 million in the year-ago quarter and down from $34 million in the prior quarter. The prior quarter gain was primarily driven by a $22 million gain on an investment related to a loan workout in the Commercial Finance division.
■	Fee revenue is mainly driven by fees on lines of credit and letters of credit, capital markets-related fees, agent and advisory fees and banking related fees, including cash management and account fees. Fee revenue was $27 million in the current quarter, consistent with the year-ago quarter and $24 million in the prior quarter, primarily driven by higher capital market fees in the Commercial Finance division.
■	The provision for credit losses was $49 million in the current quarter, compared to $31 million in the prior quarter, and $86 million in the year-ago quarter. The increase in provision from the prior quarter was primarily driven by a specific reserve on a single account in the factoring business within the Business Capital division. The decline from the year-ago quarter was in the Commercial Finance division and reflected lower provision amounts for the energy and maritime sectors.
Net charge-offs were $27 million (0.48% of average finance receivables), compared to $23 million (0.41%) in the prior quarter and $32 million (0.55%) in the year-ago quarter. The increase from the prior quarter was driven by the Business Capital and Real Estate Finance divisions, partially offset by decreases in the Commercial Finance division.
Non-accrual loans were $234 million (1.02% of finance receivables), compared to $251 million (1.11%) at December 31, 2016, and $215 million (0.90%) a year-ago. The decrease from the prior quarter reflected a reduction in the Commercial Finance division, including lower energy and maritime non-accrual loans. The decrease from the year-ago quarter was driven by the decline in the energy portfolio, partially offset by an increase in the maritime business.
■	Operating expenses declined $4 million from the prior quarter and $19 million from the year-ago quarter reflecting lower employee related costs. The decrease from the prior quarter also reflects lower sales tax and legal expenses.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   73

Consumer Banking

Consumer Banking includes Retail Banking, Consumer Lending, and SBA Lending, which are grouped together for purposes of discussion as Other Consumer Banking, and Legacy Consumer Mortgages (“LCM”). A detailed description of the divisions is included at the end of Item 1. Business Overview in our Annual Report on Form 10-K for the year ended December 31, 2016.

See our Annual Report on Form 10-K for the year ended December 31, 2016, Note 1 — Business and Summary of Significant Accounting Policies and Note 5 — Indemnification Assets in Item 8. Financial Statements and Supplementary Data for accounting and detailed discussions.

Consumer Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended
Earnings Summary	March 31, 2017	December 31, 2016	March 31, 2016
Interest income	$100.0	$106.9	$105.3
Finance revenue	100.0	106.9	105.3
Interest benefit (expense)	6.5	3.6	(8.0)
Net finance revenue (NFR)	106.5	110.5	97.3
Provision for credit losses	(0.5)	(5.9)	(3.1)
Other income	7.9	7.0	8.2
Operating expenses	(95.6)	(122.7)	(85.1)
Goodwill impairment	–	(319.4)	–
Income (loss) before provision for income taxes	$18.3	$(330.5)	$17.3
Select Period End Balance
Financing and leasing assets	$6,876.9	$7,041.8	$7,219.7
Earning assets	7,190.0	7,383.2	7,601.1
Deposits	22,584.1	22,542.2	23,257.3
Select Average Balances
Average finance receivables (AFR)	$6,888.7	$7,052.7	$7,145.9
Average earning assets (AEA)(1)	7,291.8	7,457.8	7,588.7
Statistical Data
Net efficiency ratio	79.5%	100.5%	76.3%
Pretax return on AEA	1.00%	(17.73)%	0.91%
New business volume	$154.7	$198.5	$214.5
Select Divisional Data
Net finance revenue:
Other Consumer Banking	$46.6	$46.6	$33.7
Legacy Consumer Mortgages	59.9	63.9	63.6
Segment total	$106.5	$110.5	$97.3
Net finance margin — NFR as a % of AEA
Other Consumer Banking	8.61%	8.66%	7.56%
Legacy Consumer Mortgages	4.67%	4.82%	4.38%
Segment total	5.84%	5.93%	5.13%

Pretax results reflected interest on loans, which included PAA accretion, and the benefit it received from the other segments for the value of the excess deposits it generated. Other income mostly included net gains on OREO sales and fee revenue. The operating expenses are proportionally higher than other segments, which causes the net efficiency ratio to be higher than other segments, reflecting the branch operations and other items, some of which are described below.

Consumer Banking pre-tax earnings were up from the prior quarter, as the prior quarter included a $319 million goodwill impairment charge and higher operating expenses related to legacy OneWest Bank matters and other elevated costs. Pre-tax income was up slightly compared to the year-ago quarter as higher net finance revenue offset an increase in operating expenses.

74   CIT GROUP INC

Financing and leasing assets totaled $6.9 billion at March 31, 2017, down 2% from December 31, 2016, due to run-off of the LCM portfolios and lower new business volume. The LCM portfolios made up $4.7 billion of the current quarter balance, with a significant portion covered by loss sharing agreements with the FDIC. These agreements begin to expire in 2019, the benefit of which is recorded within the indemnification asset. See Note 5 — Indemnification Assets in Item 1. Consolidated Financial Statements of CIT’s Annual Report on Form 10-K for the year ended December 31, 2016 for more detailed discussion on the indemnification assets.

Deposits, which include deposits from branches and online channels, reported a net increase of $42 million from the prior quarter, driven by an increase in online High Yield Savings Accounts (“HYSA”), checking and other savings accounts (approximately $430 million), offset by a decrease in CDs and money market accounts (approximately $388 million). Deposits were down from the prior year quarter primarily due to maturity of consumer CDs.

Other highlights include:

■	NFR of $107 million decreased from the prior quarter due to lower purchase accounting accretion, while the increase from the year-ago quarter reflected lower funding costs. Net finance margin reflected similar trends. There was $31 million and $38 million of purchase accounting accretion in the current and prior quarters, compared to $34 million in the prior-year quarter. The decrease in purchase accounting accretion as compared to the prior quarter is primarily due to the retrospective adjustment under the interest method for reverse mortgages of $3 million and lower prepayments in the LCM single family residential mortgages of $2 million.
■	Other income included gains on REO properties, fee revenue and other miscellaneous income. Other income was essentially flat compared to the prior and year-ago quarters. Gains on OREO properties totaled approximately $1 million each in the current and prior quarter and $2 million in the prior-year quarter. While fee revenue was fairly consistent across the quarters at approximately $2 million each, other revenue was up in the current quarter reflecting a valuation adjustment gain of approximately $2 million for the FDIC Receivable measured at fair value.
■	Non-accrual loans were $16 million (0.24% of finance receivables) at March 31, 2017, down slightly from $17 million (0.25%) at December 31, 2016, and up from $7 million (0.10%) at March 31, 2016, essentially all of which are in the LCM portfolios.
■	Operating expenses decreased compared to the prior quarter, which included charges from legacy OneWest Bank matters, and increased from the prior year.

Non-Strategic Portfolios (NSP)

NSP consists of businesses and portfolios that we no longer consider strategic. These portfolios include equipment financing, secured lending and leasing and advisory services to small and middle-market businesses.

Non-Strategic Portfolios: Financial Data and Metrics (dollars in millions)

	Quarters Ended
Earnings Summary	March 31, 2017	December 31, 2016	March 31, 2016
Interest income	$7.0	$10.0	$25.0
Rental income on operating leases	–	–	3.9
Finance revenue	7.0	10.0	28.9
Interest expense	(5.0)	(6.3)	(14.5)
Net finance revenue (NFR)	2.0	3.7	14.4
Other income	(2.9)	26.0	14.4
Operating expenses	(2.0)	(6.8)	(12.2)
Income (loss) before provision for income taxes	$(2.9)	$22.9	$16.6
Select Period End Balance
Financing and leasing assets	$162.1	$210.1	$1,176.2
Earning assets	348.2	433.4	1,410.4
Select Average Balances
Average earning assets (AEA)	367.5	625.6	1,515.6
Statistical Data
Net finance margin — NFR as a % of AEA	2.18%	2.37%	3.80%
Pretax return on AEA	(3.16)%	14.64%	4.38%
New business volume	$–	$–	$44.3

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   75

The 2017 results reflect primarily activity from the business in China. The 2016 results reflect primarily activity from businesses in China and the Canadian Equipment Finance and Corporate Finance businesses, which was sold in October 2016, plus the sale of the U.K. Equipment Finance business, which was sold in January 2016.

Pretax loss for the quarter was mainly due to the recognition of $8 million of CTA losses previously reflected in stockholder’s equity associated with the liquidation of the former Equipment Finance entities in Europe and Asia. Pretax income in the prior quarter and prior year quarter was driven by gains on the Canadian Equipment Finance and Corporate Finance businesses and U.K. Equipment Finance business, respectively.

Financing and leasing assets at March 31, 2017 totaled $162 million, all in China, down from $210 million in the prior quarter and $1,176 million in the prior year quarter, which also included portfolios in Canada.

Highlights included:

■	Net finance revenue (“NFR”) was down compared to the prior quarter and the year-ago quarter on lower earning assets.
■	Other income for the current quarter primarily reflects miscellaneous items, such as CTA losses of $8 million. The prior quarter includes a gain of $22 million from the sale of the Canadian Equipment and Corporate Finance businesses. The prior-year quarter included a gain of $24 million from the sale of the U.K. business.
■	Operating expenses were down, primarily reflecting lower cost due to sales of businesses and run-off of assets.

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

Corporate and Other: Financial Data and Metrics (dollars in millions)

	Quarters Ended
Earnings Summary	March 31, 2017	December 31, 2016	March 31, 2016
Interest income	$41.2	$35.2	$28.6
Interest expense	(44.8)	(48.7)	(42.3)
Net finance revenue (NFR)	(3.6)	(13.5)	(13.7)
Other income	1.8	(242.2)	4.2
Operating expenses and loss on debt extinguishment and deposit redemption	(35.3)	(31.9)	(37.0)
Loss before provision for income taxes	$(37.1)	$(287.6)	$(46.5)
Select Period End Balance
Earning assets	$9,460.7	$9,587.2	$8,764.2
■	Interest income consists of interest and dividend income, primarily from investment securities and deposits held at other financial institutions. The increase from the prior and year-ago periods reflects additional income from the investment portfolio as we redeployed cash into higher-yielding “High Quality Liquid Assets” at CIT Bank.
■	Interest expense in Corporate represents amounts in excess of expenses allocated to segments and amounts related to excess liquidity.
■	Other income primarily reflects gains and (losses) on derivatives, including the TRS Transactions, and foreign currency exchange.
■	The prior quarter had a significant negative amount driven by the termination change of approximately $280 million related to the Canadian TRS, partially offset by a positive mark-to-market gain for the quarter of $37 million on the TRS primarily due to the Canadian TRS termination. Other income was down compared to the year-ago quarter, as the prior-year quarter included a positive $18 million mark-to-market on the TRS, compared to a current quarter charge of $1 million.
■	Operating expenses reflects salary and general and administrative expenses in excess of amounts allocated to the business segments. Operating expenses were up in the current quarter compared to the prior quarter driven by seasonally higher mandated benefits, FDIC insurance and restructuring costs. The prior quarter included $17 million in consulting spend related to the Federal

76   CIT GROUP INC

Reserve Comprehensive Capital Analysis and Review (CCAR) project costs and organizational design, compared to $13 million in the current quarter. Operating expenses for the quarter included restructuring charges of $15 million, compared to $4 million in the prior quarter and $20 million in the year-ago quarter.

FINANCING AND LEASING ASSETS

The following table presents our financing and leasing assets by segment.

Financing and Leasing Asset Composition (dollars in millions)

	March 31, 2017	December 31, 2016
Commercial Banking
Commercial Finance
Loans	$9,638.0	$9,923.9
Assets held for sale	332.1	351.4
Financing and leasing assets	9,970.1	10,275.3
Rail
Loans	104.7	103.7
Operating lease equipment, net	7,120.5	7,117.1
Assets held for sale	0.6	0.3
Financing and leasing assets	7,225.8	7,221.1
Real Estate Finance
Loans	5,655.4	5,566.6
Financing and leasing assets	5,655.4	5,566.6
Business Capital
Loans	7,480.5	6,968.1
Operating lease equipment, net	395.7	369.0
Assets held for sale	3.7	6.0
Financing and leasing assets	7,879.9	7,343.1
Total Segment
Loans	22,878.6	22,562.3
Operating lease equipment, net	7,516.2	7,486.1
Assets held for sale	336.4	357.7
Financing and leasing assets	30,731.2	30,406.1
Consumer Banking
Legacy Consumer Mortgages
Loans	4,692.8	4,829.9
Assets held for sale	41.4	32.8
Financing and leasing assets	4,734.2	4,862.7
Other Consumer Banking
Loans	2,120.0	2,143.7
Assets held for sale	22.7	35.4
Financing and leasing assets	2,142.7	2,179.1
Total Segment
Loans	6,812.8	6,973.6
Assets held for sale	64.1	68.2
Financing and leasing assets	6,876.9	7,041.8
Non-Strategic Portfolios
Assets held for sale	162.1	210.1
Financing and leasing assets	162.1	210.1
Total Loans	29,691.4	29,535.9
Total operating lease equipment, net	7,516.2	7,486.1
Total assets held for sale	562.6	636.0
Total financing and leasing assets	$37,770.2	$37,658.0

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   77

Financing and leasing assets (“FLA”) of $37.8 billion were up slightly from December 31, 2016, as an increase in Commercial Banking, driven by higher factoring receivables, offset the run-off of the LCM portfolios in the Consumer Banking segment and in NSP.

Financing and leasing asset trends are discussed in the respective segment descriptions in “Results by Business Segment”.

The following table presents the changes to our financing and leasing assets:

Financing and Leasing Assets Rollforward (dollars in millions)

	Commercial Banking	Consumer Banking	Non- Strategic Portfolios	Total
Balance at December 31, 2016	$30,406.1	$7,041.8	$210.1	$37,658.0
New business volume (includes certain portfolio purchases)	1,615.4	154.7	–	1,770.1
Loan and portfolio sales	(126.9)	(44.9)	–	(171.8)
Equipment sales	(33.0)	–	(17.9)	(50.9)
Depreciation	(73.5)	–	–	(73.5)
Gross charge-offs	(32.4)	(0.6)	–	(33.0)
Collections and other	(1,024.5)	(274.1)	(30.1)	(1,328.7)
Balance at March 31, 2017	$30,731.2	$6,876.9	$162.1	$37,770.2

Portfolio activities are discussed in the respective segment descriptions in “Results by Business Segment”.

The following tables present new business volumes, loan and portfolio sales and equipment sales by segment:

New Business Volume (dollars in millions)

	Quarters Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Commercial Banking	$1,615.4	$2,042.2	$1,777.0
Consumer Banking	154.7	198.5	214.5
Non-Strategic Portfolios	–	–	44.3
Total	$1,770.1	$2,240.7	$2,035.8

Loan and Portfolio Sales (dollars in millions)

	Quarters Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Commercial Banking	$126.9	$40.6	$83.4
Consumer Banking	44.9	16.0	10.6
Non-Strategic Portfolios	–	697.2	20.1
Total	$171.8	$753.8	$114.1

Equipment Sales (dollars in millions)

	Quarters Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Commercial Banking	$33.0	$62.6	$49.3
Non-Strategic Portfolios	17.9	39.2	10.5
Total	$50.9	$101.8	$59.8

78   CIT GROUP INC

CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer financing and leasing assets by geographical regions:

Total Financing and Leasing Assets by Geographic Region (dollars in millions)

	March 31, 2017		December 31, 2016
West	$11,812.0	31.3%	$11,858.7	31.5%
Northeast	9,205.6	24.4%	9,766.0	25.9%
Midwest	4,570.0	12.1%	4,241.9	11.3%
Southwest	4,132.7	10.9%	4,112.8	10.9%
Southeast	3,604.2	9.5%	3,299.5	8.8%
Total U.S.	33,324.5	88.2%	33,278.9	88.4%
Canada	1,351.1	3.6%	1,199.8	3.2%
Europe	1,143.3	3.0%	1,154.5	3.1%
Asia / Pacific	1,022.2	2.7%	1,100.1	2.9%
All other countries	929.1	2.5%	924.7	2.4%
Total	$37,770.2	100.0%	$37,658.0	100.0%

Ten Largest Accounts

Our ten largest financing and leasing asset accounts, primarily lessors of rail assets and factoring clients, in the aggregate represented 4.9% of our total financing and leasing assets at March 31, 2017 (the largest account was less than 1.0%). The ten largest financing and leasing asset accounts were 4.2% of total financing and leasing assets at December 31, 2016.

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial financing and leasing assets by obligor geography:

Commercial Financing and Leasing Assets by Obligor — Geographic Region (dollars in millions)

	March 31, 2017		December 31, 2016
Northeast	$8,099.0	25.9%	$8,643.0	27.9%
West	7,208.4	23.1%	7,168.7	23.1%
Midwest	4,362.8	14.0%	4,027.8	13.0%
Southwest	4,037.7	12.9%	4,016.7	12.9%
Southeast	3,108.2	9.9%	2,789.3	9.0%
Total U.S.	26,816.1	85.8%	26,645.5	85.9%
Canada	1,351.1	4.3%	1,199.8	3.9%
Europe	1,143.3	3.7%	1,154.5	3.7%
Asia / Pacific	1,022.2	3.3%	1,100.1	3.5%
All other countries	929.1	3.0%	924.7	3.0%
Total	$31,261.8	100.0%	$31,024.6	100.0%

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   79

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our financing and leasing assets:

Commercial Financing and Leasing Assets by Obligor — State and Country (dollars in millions)

	March 31, 2017		December 31, 2016
State
California	$5,327.8	17.1%	$5,220.8	16.8%
Texas	3,321.0	10.6%	3,296.3	10.6%
New York	2,969.4	9.5%	3,084.0	10.0%
All other states	15,197.9	48.6%	15,044.4	48.5%
Total U.S.	$26,816.1	85.8%	$26,645.5	85.9%
Country
Canada	$1,351.1	4.3%	$1,199.8	3.9%
Marshall Islands	598.2	1.9%	632.2	2.0%
All other countries	2,496.4	8.0%	2,547.1	8.2%
Total International	$4,445.7	14.2%	$4,379.1	14.1%

Industry Concentrations

The following table represents financing and leasing assets by industry of obligor:

Commercial Financing and Leasing Assets by Obligor — Industry (dollars in millions)

	March 31, 2017		December 31, 2016
Real Estate	$5,068.4	16.2%	$4,988.5	16.1%
Manufacturing(1)	4,749.5	15.2%	4,478.7	14.4%
Retail(2)	2,533.1	8.1%	2,296.3	7.4%
Wholesale	2,240.5	7.2%	2,178.2	7.0%
Energy and utilities	2,240.5	7.2%	2,224.4	7.2%
Rail	1,776.3	5.7%	2,088.5	6.7%
Maritime	1,604.2	5.1%	1,660.2	5.4%
Business Services	1,514.4	4.8%	1,424.0	4.6%
Service industries	1,447.3	4.6%	1,533.7	4.9%
Oil and gas extraction / services	1,333.3	4.3%	1,516.7	4.9%
Healthcare	1,282.3	4.1%	1,325.3	4.3%
Finance and insurance	1,215.0	3.9%	698.6	2.3%
Transportation	780.5	2.5%	809.5	2.6%
Other (no industry greater than 2%)	3,476.5	11.1%	3,802.0	12.2%
Total	$31,261.8	100.0%	$31,024.6	100.0%
(1)	At March 31, 2017, includes manufacturers of chemicals, including pharmaceuticals (4.2%), petroleum and coal, including refining (2.5%) and food (1.5%)
(2)	At March 31, 2017 includes retailers of general merchandise (3.0%).

80   CIT GROUP INC

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer financing and leasing assets, including PCI loans. The consumer PCI loans are included in the total outstanding and displayed separately, net of purchase accounting adjustments. PCI loans are discussed in more detail in Note 3 — Loans in Item 1. Consolidated Financial Statements.

Consumer Financing and Leasing Assets (dollars in millions)

	March 31, 2017		December 31, 2016
	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$5,388.6	82.8%	$5,501.6	82.9%
Reverse mortgage	900.0	13.8%	891.8	13.4%
Home Equity Lines of Credit	219.6	3.4%	237.1	3.6%
Other consumer	0.2	–	2.9	–
Total loans	$6,508.4	100.0%	$6,633.4	100.0%

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

Consumer Financing and Leasing Assets Geographic Concentrations (dollars in millions)

	March 31, 2017		December 31, 2016
	Net Investment	% of Total	Net Investment	% of Total
California	$4,140.4	63.6%	$4,217.0	63.6%
New York	521.8	8.0%	524.0	7.9%
Florida	275.6	4.2%	282.7	4.3%
New Jersey	155.4	2.4%	159.4	2.4%
Maryland	133.9	2.1%	137.7	2.1%
Other States and Territories(1)	1,281.3	19.7%	1,312.6	19.7%
	$6,508.4	100.0%	$6,633.4	100.0%
(1)	No state or territory has a total in excess of 2%.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   81

OTHER ASSETS AND OTHER LIABILITIES

The following tables present the components of other assets and other liabilities.

Other Assets (dollars in millions)

	March 31, 2017	December 31, 2016
Tax credit investments and investments in unconsolidated subsidiaries	$213.4	$220.2
Property, furniture and fixtures	188.2	191.1
Current and deferred federal and state tax assets	101.1	201.3
OREO and repossessed assets	79.8	72.7
Fair value of derivative financial instruments	75.4	111.2
Tax receivables, other than income taxes	39.2	50.7
Other counterparty receivables	31.5	42.8
Other(1),(2)	347.3	350.4
Total other assets	$1,075.9	$1,240.4
(1)	Other includes executive retirement plan and deferred compensation, prepaid expenses, accrued interest and dividends and other miscellaneous assets.
(2)	Other also includes servicing advances. In connection with the OneWest Transaction, the Company acquired the servicing obligations for residential mortgage loans. As of March 31, 2017 and December 31, 2016, the loans serviced for others total $15.2 billion and $15.6 billion for reverse mortgage loans and $48.8 million and $55.1 million for single family residential mortgage loans, respectively.

Other Liabilities (dollars in millions)

	March 31, 2017	December 31, 2016
Accrued expenses and accounts payable	$483.1	$580.4
Current and deferred taxes payable	265.4	250.6
Accrued interest payable	130.0	181.2
Other(1)	698.9	885.4
Total other liabilities	$1,577.4	$1,897.6
(1)	Other consists of liabilities for taxes other than income, fair value of derivative financial instruments, equipment maintenance reserves, cash collateral deposits and contingent liabilities and other miscellaneous liabilities.

RISK MANAGEMENT

CIT is subject to a variety of risks that may arise through the Company’s business activities, including the following principal forms of risk:

■	Strategic Risk
■	Credit Risk
■	Asset Risk
■	Market Risk
■	Liquidity Risk
■	Capital Risk
■	Operational Risk
■	Information Technology Risk
■	Legal and Regulatory Risk
■	Reputational Risk

CIT’s Risk Management Group (“RMG”) has established a Risk Governance Framework that is designed to promote appropriate risk identification, measurement, monitoring, management and control.

Our policies and procedures relating to Risk Management are detailed in our Annual Report on Form 10-K for the year ended December 31, 2016.

82   CIT GROUP INC

Interest Rate Risk (a component of Market Risk)

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

Interest rate risk and sensitivity is influenced primarily by the composition of the balance sheet, driven by the type of products offered (fixed/floating rate loans and deposits), investments, funding and hedging activities. Our assets are primarily comprised of commercial loans, consumer loans, equipment owned and leased, cash and investments. Our leasing products are level/fixed payment transactions, whereas the interest rate on the majority of our commercial loan portfolio is based on a floating rate index such as short-term LIBOR or Prime. Our commercial portfolio, including assets of discontinued operations, includes approximately $23.0 billion of fixed-rate and $16.1 billion of floating rate assets. Our consumer loan portfolio is based on both floating rate and level/fixed payment transactions (comprised of 47% of unpaid principal balance). Our interest bearing deposits at banks have generally short durations and reprice frequently. We use a variety of funding sources, including certificates of deposit (CDs), money market, savings and checking accounts and secured and unsecured debt. With respect to liabilities, CDs and unsecured debt are fixed-rate, secured debt is a mix of fixed and floating rate, and the rates on savings accounts vary based on the market environment and competition. The composition of our assets and liabilities generally results in a net asset-sensitive position at the shorter end of the yield curve, mostly related to moves in LIBOR, whereby our assets will reprice faster than our liabilities.

Deposits continued to grow as a percent of total funding. CIT Bank, N.A. sources deposits primarily through a retail branch network in Southern California, direct-to-consumer (via the Internet), commercial, and brokered channels. At March 31, 2017, the Bank had over $32 billion in deposits. Certificates of deposit were $16 billion and represented approximately 50% of the total, most of which were sourced through direct channels. The deposit rates we offer can be influenced by market conditions and competitive factors. We model rate sensitivity to market price changes on our non-maturity deposits of approximately 50% for a +100 bps rate increase over the next 12 months. Changes in interest rates can affect our pricing and potentially impact our ability to gather and retain deposits. Rates offered by competitors also can influence our rates and our ability to attract and hold deposits. In a rising rate environment, the Bank may need to increase rates to renew maturing deposits and attract new deposits. Rates on our savings account deposits may fluctuate due to pricing competition and may also move with short-term interest rates. In general, retail deposits represent a low-cost source of funds and are less sensitive to interest rate changes than many non-deposit funding sources. We regularly stress test the effect of deposit rate changes on our margins and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective.

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

Change to NII Sensitivity and EVE

	March 31, 2017		December 31, 2016
	+100 bps	–100 bps	+100 bps	–100 bps
NII Sensitivity	3.1%	(2.9)%	3.2%	(2.4)%
EVE	(2.6)%	2.9%	(2.1)%	2.3%

As of March 31, 2017, we ran a range of scenarios, including a 200 basis point parallel increase scenario, which resulted in an NII Sensitivity of 6.2% and an EVE of (4.4)%, while a 200 basis point decline scenario was not run as the current low rate environment makes the scenario less relevant. Regarding the negative scenarios, we have an assumed rate floor. Overall lower sensitivity on income is primarily driven by the move from cash to securities and secondarily from lower loan balances and passage of time on fixed rate liabilities.

During the first quarter the Company implemented new deposit models. These new model resulted in increased NII sensitivity. The impact of this is muted this quarter from the offsetting changes or reductions in sensitivity from the continued redeployment of cash to securities and roll down of fixed rate liabilities.

Changes in EVE sensitivity were driven primarily by a combination of redeployment of cash into fixed rate securities and maturity roll down of fixed rate debt, which was offset by implementation of new deposit models.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   83

As of March 31, 2017, the estimated pro forma sensitivity ratios assuming the sale of Commercial Air and the associated liability management and capital actions for a +/–100 bps scenarios for NII and EVE were as follows:

NII post sale estimate	EVE post sale estimate
+100 = 4.0%	+100 = 0.4%
–100 = (3.7)%	–100 = (0.2)%

As detailed above, NII sensitivity is positive with respect to an increase in interest rates. This is primarily driven by our floating rate loan portfolio, which reprice frequently, and cash and investment securities. Our floating rate loan portfolio includes approximately $8.0 billion of loans ($4.8 billion of commercial loans and $3.2 billion of consumer loans) that are subject to interest rate floors, of which approximately $1.9 billion are still below their floors. On a net basis, we generally have more floating/repricing assets than liabilities in the near term. As a result, our current portfolio is more sensitive to moves in short-term interest rates in the near term. Therefore, our net interest income may increase if short-term interest rates rise, or decrease if short-term interest rates decline. Market-implied forward rates over the future twelve months are used to determine a base interest rate scenario for the net interest income projection for the base case. This base projection is compared with those calculated under varying interest rate scenarios such as a 100 basis point (1.0)% parallel rate shift to arrive at NII Sensitivity.

EVE complements net interest income simulation and sensitivity analysis as it estimates risk exposures beyond a twelve month horizon. EVE modeling measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to a fluctuation in interest rates. EVE is calculated by subjecting the balance sheet to different rate shocks, measuring the net value of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the EVE sensitivity base case calculated using a market based forward interest rate curve. The methodology with which the operating lease assets are assessed in the results table above reflects the existing contractual rental cash flows and the expected residual value at the end of the existing contract term.

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

Liquidity Regulation

The Basel III Final Rule requires banks and BHCs to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario. Beginning January 1, 2017, the minimum requirement was 100%. At March 31, 2017, our modified LCR was above 100% at both the Bank and on a consolidated basis.

84   CIT GROUP INC

FUNDING AND LIQUIDITY

CIT actively manages and monitors its funding and liquidity sources against relevant limits and targets. These sources satisfy funding and other operating obligations, while also providing protection against unforeseen stress events including unanticipated funding obligations, such as customer line draws, or disruptions to our access to capital markets or other funding sources. Primary sources of liquidity include cash, investment securities and credit facilities as discussed below.

Cash

Cash totaled $6.2 billion at March 31, 2017, compared to $6.4 billion at December 31, 2016. Cash at March 31, 2017 consisted of $4.7 billion at CIT Bank and $1.5 billion related to the bank holding company and other operating subsidiaries. Of the total cash at March 31, 2017, $0.3 billion was held by foreign subsidiaries.

Investment Securities

Investment Securities (dollars in millions)

	March 31, 2017	December 31, 2016
Available-for-sale securities
Debt securities	$3,696.8	$3,674.1
Equity securities	34.2	34.1
Held-to-maturity securities
Debt securities	226.9	243.0
Securities carried at fair value with changes recorded in net income
Debt securities	268.9	283.5
Non-marketable investments	249.5	256.4
Total investment securities	$4,476.3	$4,491.1

During the quarter, CIT Bank investments increased by $400 million but was offset by a reduction at the parent to generate cash to repay secured debt related to Commercial Air, which was reported in discontinued operations, prior to the Commercial Air sale. See Note 5 — Investment Securities in Item 1. Consolidated Financial Statements for additional information on our investment securities.

Credit Facilities

At March 31, 2017, we maintained additional liquidity sources in the form of:

■	A multi-year committed revolving credit facility that has a total commitment of $1.4 billion, of which $1.3 billion was unused. The facility was amended in February 2017 to, among other things, extend the maturity date of the facility, reduce total commitments thereunder to $1.4 billion, which was then further reduced to $750 million upon consummation of the sale of our Commercial Air business (see Note 16 — Subsequent Events in Item 1. Consolidated Financial Statements); and
■	Committed securitization facilities and secured bank lines totaled $2.4 billion, of which $1.2 billion was unused at March 31, 2017, provided that eligible assets are available that can be funded through these facilities.

Asset liquidity is further enhanced by our ability to sell portfolio assets in secondary markets, which also enables us to manage credit exposure, and to pledge assets to access secured borrowing facilities through the FHLB and FRB.

Funding Sources

Funding sources include deposits and borrowings. As we execute on our strategic initiatives, we plan to continue to increase the proportion of deposits in our funding mix. The following table reflects our funding mix:

Funding Mix

	March 31, 2017	December 31, 2016
Deposits	69%	68%
Unsecured	22%	23%
Secured Borrowings:
Structured financings	4%	4%
FHLB Advances	5%	5%

See Net Finance Revenue for discussions on the potential impact on the funding mix and interest expense on continuing operations after the debt tenders and redemptions that are disclosed in Note 16 — Subsequent Events in Item 1. Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   85

Deposits

CIT offers its deposits through various channels.

Deposits by Channel (dollars in millions)

	March 31, 2017		December 31, 2016
	Total	Percent of Total	Total	Percent of Total
Branch deposits	$11,481.7	35%	$11,797.4	36%
Online deposits	11,821.5	37%	11,045.1	34%
Brokered deposits	4,957.0	15%	5,054.7	16%
Commercial deposits	4,076.0	13%	4,407.1	14%
Total deposits	$32,336.2	100%	$32,304.3	100%

The following table details our ending deposit balances by type:

Deposits (dollars in millions)

	March 31, 2017		December 31, 2016
	Total	Percent of Total	Total	Percent of Total
Checking and Savings:
Non-interest bearing checking	$1,203.8	3.7%	$1,255.6	3.9%
Interest bearing checking	3,237.4	10.0%	3,251.8	10.1%
Money market / Sweeps(1)	6,903.3	21.3%	6,593.3	20.4%
Savings	4,682.8	14.5%	4,303.0	13.3%
Certificates of Deposits	16,131.0	49.9%	16,729.0	51.8%
Other	177.9	0.6%	171.6	0.5%
Total	$32,336.2	100.0%	$32,304.3	100.0%
(1)	Includes deposit sweep arrangements related to money market and healthcare savings accounts.

CIT Bank, N.A. offers a full suite of deposit offerings to its commercial and consumer customers, and a network of 70 branches in Southern California. Increasing the proportion of deposit funding and lower costs is a key area of focus for CIT. While total deposits did not change much during the quarter, there was a shift in mix, as the decline in CDs was offset with an increase in money market and savings accounts. The weighted average rate of total deposits was 1.21% at March 31, 2017, compared to 1.19% at December 31, 2016. At March 31, 2017, our CDs had a weighted average remaining life of approximately 1.7 years, down slightly from 1.8 years at December 31, 2016. See Net Finance Revenue section for further discussion on average balances and rates.

Borrowings

Borrowings consist of senior unsecured notes and secured borrowings (structured financings and FHLB advances), which totaled $14.7 billion in aggregate at March 31, 2017, down from $14.9 billion at December 31, 2016. The weighted average coupon rate of borrowings at March 31, 2017 was 4.24%, up from 4.20% at December 31, 2016, reflecting an increase in the FHLB interest rates. Pro forma for the debt retirements of $5.8 billion in conjunction with the April 4, 2017 sale of our Commercial Air business, the weighted average rate would approximate 3.67%.

See Note 16 — Subsequent Events in Item 1. Consolidated Financial Statements.

Unsecured Borrowings

Second Amended and Restated Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility at March 31, 2017, and the amount available to draw upon was approximately $1.3 billion, with the remaining amount of approximately $0.1 billion utilized for issuance of letters of credit.

The applicable margin charged under the facility, along with covenant and guarantor information is disclosed in Note 6 — Borrowings in Item 1. Consolidated Financial Statements. As of March 31, 2017, the last reported guarantor asset coverage ratio was 3.23x. As of March 31, 2017, the Company was in compliance with the minimum guarantor asset coverage ratio and minimum consolidated net worth.

The facility was amended in February 2017 to lower from $1.5 billion to $1.4 billion the aggregate total commitments thereunder and to further extend the final maturity date of the lenders’ commitments. Such amendment also provided that, upon consummation of the Commercial Air Sale (which occurred on April 4, 2017), among other things, (i) the total aggregate commitments thereunder will automatically be reduced to $750 million, (ii) one of the nine domestic operating subsidiaries of the Company will no longer act as a guarantor thereunder, and (iii) the covenant requiring that the Company maintain a minimum $6 billion consolidated net worth will be replaced by a covenant requiring that the Company maintain a minimum Tier 1 capital ratio of 9.0%.

86   CIT GROUP INC

Senior Unsecured Borrowings

At March 31, 2017, senior unsecured borrowings outstanding totaled $10.6 billion and the weighted average coupon rate was 5.03%, both essentially unchanged from December 31, 2016. Pro forma for the debt retirements noted above, the weighted average rate would approximate 4.92%.

See “Contractual Commitments and Payments” below for amounts contractually coming due. However, CIT retired approximately $5.8 billion of unsecured borrowings in April and May 2017 as described in Note 16 — Subsequent Events in Item 1. Consolidated Financial Statements.

Secured Borrowings

As part of our liquidity management strategy, we may pledge assets for secured financing transactions (which include structured financings), to borrow from the FHLB and/or FRB, or for other purposes as required or permitted by law. Our secured financing transactions do not meet accounting requirements for sale treatment and are recorded as secured borrowings, with the assets remaining on-balance sheet pursuant to GAAP. The debt issued in conjunction with these transactions is collateralized by certain discrete receivables, loans, leases and/or underlying equipment. Certain related cash balances are restricted.

FHLB Advances

CIT Bank is a member of the FHLB of San Francisco and may borrow under a line of credit that is secured by pledged collateral. The Bank makes decisions regarding utilization of advances based upon a number of factors including liquidity needs, cost of funds and alternative sources of funding.

FHLB Balances (dollars in millions)

	March 31, 2017	December 31, 2016
Total borrowing capacity	$5,247.8	$5,462.4
Less:
Advances	(2,410.7)	(2,410.8)
Letters of credit	(865.4)	(758.3)
Remaining capacity	$1,971.7	$2,293.3
Weighted average rate	1.33%	1.18%
Pledged assets	$6,230.1	$6,389.7

FHLB Advances and pledged assets are also discussed in Note 6 — Borrowings in Item 1. Consolidated Financial Statements.

Structured Financings

Structured financings totaled $1.7 billion at March 31, 2017 and $1.9 billion at December 31, 2016. The weighted average coupon rate of structured financings at March 31, 2017 was 3.45% and 3.39% at December 31, 2016, reflecting an increase in benchmark rates.

CIT Bank, N.A. structured financings totaled $0.2 billion at both March 31, 2017 and December 31, 2016, which were secured by $0.3 billion of pledged assets. Non-CIT Bank, N.A. structured financings were $1.5 billion and $1.7 billion at March 31, 2017 and December 31, 2016, respectively, and were secured by $4.1 billion of pledged assets and $3.8 billion, at March 31, 2017 and December 31, 2016, respectively.

See Note 6 — Borrowings in Item 1. Consolidated Financial Statements for a table displaying our consolidated secured financings and pledged assets and Note 7 — Derivative Financial Instruments for discussion of a total return swap.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight, borrowings. The borrowing capacity is determined by the FRB based on the collateral pledged.

There were no outstanding borrowings with the FRB Discount Window as of March 31, 2017 or December 31, 2016. See Note 6 — Borrowings in Item 1. Consolidated Financial Statements for total balances pledged, including amounts to the FRB.

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

CIT and CIT Bank, N.A. debt ratings at April 30, 2017, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and DBRS Inc. (“DBRS”) are presented in the following table:

Debt Ratings(1)

	S&P	Fitch	Moody’s	DBRS
CIT Group Inc.
Issuer / Counterparty Credit Rating	BB+	BB+	N/A	BB (High)
Revolving Credit Facility Rating	BB+	BB+	Ba2	BBB (Low)
Series C Notes / Senior Unsecured Debt Rating	BB+	BB+	Ba2	BB (High)
Outlook	Stable	Stable	Stable	Stable
CIT Bank, N.A.
Deposit Rating (LT/ST)	N/A	BBB-/F3	Baa2/P-2	BB (High)/R-4
Issuer Senior Unsecured Debt	BBB-	BB+	Ba2	BB (High)
Outlook	Stable	Stable	Stable	Positive

N/A — Not Applicable

(1)	The table is updated from March 31, 2017 as follows: In April, Moody’s upgraded CIT Group Inc.’s Revolving Credit Facility Rating, and Series C Notes / Senior Unsecured Debt Rating each to Ba2 from Ba3, with an outlook of stable. Moody’s also upgraded CIT Bank, N.A.’s Deposit Rating (LT/ST) to Baa2/P-2 from Baa3/P-3, and Long-term Issuer Rating to Ba2 from Ba3 with an outlook of stable.

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

Contractual Payments and Commitments

Payments for the Twelve Months Ended March 31(1) (dollars in millions)

	Total	2018	2019	2020	2021	2022+
Structured financings(2)	$1,736.6	$235.2	$210.9	$761.3	$75.3	$453.9
FHLB advances	2,410.5	15.0	1,701.0	694.5	–	–
Senior unsecured	10,645.8	3,443.5	4,400.9	–	750.0	2,051.4
Total Long-term borrowings	14,792.9	3,693.7	6,312.8	1,455.8	825.3	2,505.3
Deposits	32,328.1	24,372.5	2,896.9	2,266.1	1,252.0	1,540.6
Credit balances of factoring clients	1,547.1	1,547.1	–	–	–	–
Lease rental expense	279.7	48.5	47.7	43.9	38.5	101.1
Total contractual payments	$48,947.8	$29,661.8	$9,257.4	$3,765.8	$2,115.8	$4,147.0
(1)	Projected payments of debt interest expense and obligations relating to post-retirement programs are excluded.
(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

The impact of the $5.8 billion unsecured borrowings repaid in April and May 2017 would reduce the senior unsecured maturities in the above table for the twelve months ended March 31, 2018 by $3.2 billion and March 31, 2019 by $2.6 billion.

88   CIT GROUP INC

Commitment Expiration by Twelve Months Ended March 31 (dollars in millions)

	Total	2018	2019	2020	2021	2022+
Financing commitments	$6,221.0	$1,550.9	$756.7	$1,367.2	$1,047.2	$1,499.0
Aerospace purchase commitments(1)	8,531.3	951.0	1,190.3	3,342.9	2,033.3	1,013.8
Rail and other purchase commitments	313.7	270.7	43.0	–	–	–
Letters of credit	272.3	61.5	36.0	49.9	38.2	86.7
Deferred purchase agreements	1,875.6	1,875.6	–	–	–	–
Guarantees, acceptances and other recourse obligations	1.1	1.1	–	–	–	–
Liabilities for unrecognized tax obligations(2)	35.5	20.0	15.5	–	–	–
Total contractual commitments	$17,250.5	$4,730.8	$2,041.5	$4,760.0	$3,118.7	$2,599.5
(1)	Aerospace commitments are net of amounts on deposit with manufacturers.
(2)	The balance cannot be estimated past 2018; therefore the remaining balance is reflected in 2018.

Financing commitments increased from $6.0 billion at December 31, 2016 to $6.2 billion at March 31, 2017. Financing commitments include commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $1.6 billion at March 31, 2017. Also included are Business Capital credit line agreements, with an amount available of $405 million, net of the amount of receivables assigned to us. These are cancellable by CIT only after a notice period.

At March 31, 2017, substantially all our undrawn financing commitments were senior facilities, with approximately 82% secured by commercial equipment or other assets, and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance division of Commercial Banking. The top ten undrawn commitments totaled $557.3 million at March 31, 2017. The table above includes approximately $1.5 billion of undrawn financing commitments at March 31, 2017 for instances where the customer is not in compliance with contractual obligations or does not have the adequate collateral to borrow against the unused facility, and therefore CIT does not have a contractual obligation to lend under such financing commitments.

See Note 12 — Commitments in Item 1. Consolidated Financial Statements for further detail.

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

CIT uses a combination of capital metrics and related thresholds to measure capital adequacy and takes into account the existing regulatory capital framework. CIT further evaluates capital adequacy through the enterprise stress testing and economic capital (“ECAP”) approaches, which constitutes our capital adequacy process.

As a BHC in excess of $50 billion of assets, CIT is subject to enhanced prudential regulation under the Dodd-Frank Act. Among other requirements, CIT is subject to capital planning and stress testing requirements under the FRB’s Comprehensive Capital Analysis and Review (“CCAR”) process, which requires CIT to submit an annual capital plan and demonstrate that it can meet minimum capital requirements over a nine quarter planning horizon, after taking into account the impact of stresses based on both supervisory and company-specific scenarios.

CIT submitted its CCAR capital plan to the FRB in April 2017, results from which will be released by the end of June 2017. Consistent with other first-time filers, our proposed actions for the four quarters beginning the third quarter of 2017 provide for a payout ratio below 100%. The plan defers to the 2018 cycle any capital return designed to bring our ratios closer to our targets, all subject to regulatory approval. As a result, we currently intend to achieve our target return on tangible common equity of 10% towards the end of 2018.

CIT’s capital management is discussed further in its Annual Report on Form 10-K for the year ended December 31, 2016 in the “Regulation” section of Item 1. Business Overview with respect to capital and regulatory matters, including “Capital Requirements” and “Stress Test and Capital Plan Requirements”.

Return of Capital

In April 2017, CIT announced an equity tender offer to repurchase up to $2.75 billion of its outstanding common shares. See Note 16 — Subsequent Events in Item 1. Financial Information.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   89

Our year-to-date common stock dividends in 2017 were as follows:

2017 Dividends

Declaration Date	Payment Date	Per Share Dividend
January	February 24, 2017	$0.15
April	May 26, 2017	$0.15

The quarterly dividend per share is expected to be affected by the reduction in earnings following the sale of our commercial aircraft leasing business and the results of the pending $2.75 billion equity tender offer and any additional capital actions that we may undertake.

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. The regulatory capital guidelines applicable to the Company were based on the Basel III Final Rule. At March 31, 2017 and December 31, 2016, the capital ratios of the Company and the Bank exceeded all capital adequacy requirements under the Basel III Final Rule on a fully phased-in basis.

Tier 1 Capital and Total Capital Components (dollars in millions)

	March 31, 2017		December 31, 2016
	Transition Basis	Fully Phased-in Basis	Transition Basis	Fully Phased-in Basis
Tier 1 Capital
Total common stockholders’ equity(1)	$10,165.2	$10,165.2	$10,002.7	$10,002.7
Effect of certain items in accumulated other comprehensive loss excluded from Tier 1 Capital and qualifying noncontrolling interests	75.3	75.3	79.1	79.1
Adjusted total equity	10,240.5	10,240.5	10,081.8	10,081.8
Less: Goodwill(2),(3)	(733.2)	(733.2)	(733.1)	(733.1)
Disallowed deferred tax assets	(140.6)	(140.6)	(213.7)	(213.7)
Disallowed intangible assets(2),(3)	(87.3)	(109.1)	(68.3)	(113.8)
Other Tier 1 components(4),(5)	(7.8)	(19.4)	(7.8)	(17.5)
CET 1 Capital	9,271.6	9,238.2	9,058.9	9,003.7
Tier 1 Capital	9,271.6	9,238.2	9,058.9	9,003.7
Tier 2 Capital
Qualifying reserve for credit losses and other reserves(6)	$498.5	$498.5	$476.3	$476.3
Total qualifying capital	$9,770.1	$9,736.7	$9,535.2	$9,480.0
Risk-weighted assets	$64,330.0	$64,645.4	$64,586.3	$65,068.2
BHC Ratios
CET 1 Capital Ratio	14.4%	14.3%	14.0%	13.8%
Tier 1 Capital Ratio	14.4%	14.3%	14.0%	13.8%
Total Capital Ratio	15.2%	15.1%	14.8%	14.6%
Tier 1 Leverage Ratio	14.8%	14.7%	13.9%	13.9%
CIT Bank, N.A. Ratios
CET 1 Capital Ratio	13.7%	13.5%	13.4%	13.2%
Tier 1 Capital Ratio	13.7%	13.5%	13.4%	13.2%
Total Capital Ratio	15.0%	14.7%	14.7%	14.4%
Tier 1 Leverage Ratio	11.3%	11.2%	10.9%	10.8%
(1)	See Consolidated Balance Sheets for the components of Total stockholders’ equity.
(2)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within discontinued operations.
(3)	Goodwill and disallowed intangible assets adjustments include the respective portion of deferred tax liability in accordance with guidelines under Basel III.
(4)	The March 31, 2017 and December 31, 2016 amounts represent the Volcker Rule requirement of deducting covered funds from equity.
(5)	Other Tier 1 components include excess cost over fair market value on available-for-sale equity securities with readily determinable fair values.
(6)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

90   CIT GROUP INC

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	March 31, 2017	December 31, 2016
Balance sheet assets	$63,094.4	$64,170.2
Risk weighting adjustments to balance sheet assets	(12,512.0)	(13,241.6)
Off balance sheet items	13,747.6	13,657.7
Risk-weighted assets	$64,330.0	$64,586.3

The 2017 off balance sheet items primarily reflect commitments to purchase aircraft ($8.5 billion) and railcars ($0.3 billion), unused lines of credit ($2.7 billion, largely related to the Commercial Finance division), and deferred purchase agreements ($1.9 billion related to the Business Capital division). Included in the balances in the preceding table are assets of discontinued operations, along with the impact of risk weighting and the related off balance sheet items. Risk weighted assets of discontinued operations related to Commercial Air include approximately $11.5 billion of on balance sheet assets and $8.5 billion of off balance sheet items related to commitments to purchase aircraft. See Note 12 — Commitments in Item 1. Consolidated Financial Statements for further detail on commitments.

Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	March 31, 2017	December 31, 2016
Total common stockholders’ equity	$10,165.2	$10,002.7
Less: Goodwill	(686.1)	(685.4)
Intangible assets	(134.3)	(140.7)
Tangible book value	$9,344.8	$9,176.6
Book value per share	$50.14	$49.50
Tangible book value per share	$46.09	$45.41
(1)	Tangible book value and tangible book value per share are non-GAAP measures.

Book value and Tangible book value (“TBV”), along with the respective per share balances increased from December 31, 2016, primarily reflecting net income recorded during the first quarter of 2017.

CIT BANK

Total assets for the Bank were down slightly compared to December 31, 2016. Financing and leasing assets were down (1.6%), as growth from new business volumes was offset by certain portfolio runoff, collections and sales. Loans were down 1.2% from December 31, 2016, reflecting reductions in the legacy consumer mortgage portfolio as well as reductions in Commercial Finance, as we position the portfolio to focus on a strategic customer base.

Total cash and investment securities, of $9.1 billion at March 31, 2017, was up from December 31, 2016, mainly attributable to higher investment securities. Investments increased to $4.4 billion from $4.0 billion at December 31, 2016. The investment securities are mostly mortgage-backed and federal agency securities. As part of our business strategy, CIT Bank continued to redeploy available cash into higher-yielding “High Quality Liquid Assets,” some of which qualify for Community Reinvestment Act (“CRA”) credit.

CIT Bank deposits at March 31, 2017 were up slightly from December 31, 2016. The weighted average interest rate at March 31, 2017 was 1.21%, up from 1.19% at December 31, 2016, reflecting the rising interest rate environment, partially offset by a mix shift in deposits.

FHLB advances provide a consistent source of both available and contingent funding for the Bank, which is a member of the FHLB of San Francisco. Other secured debt instruments decreased slightly from December 31, 2016, reflecting pay-downs and run-off activity.

The Bank’s capital and leverage ratios are included in the tables that follow and remained well above required levels. CIT Bank reports regulatory capital ratios in accordance with the Basel III Final Rule and determines risk weighted assets under the Standardized Approach.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   91

The following presents condensed financial information for CIT Bank, N.A.

Condensed Balance Sheets (dollars in millions)

	March 31, 2017	December 31, 2016
ASSETS:
Cash and deposits with banks	$4,706.9	$4,647.2
Investment securities	4,419.4	4,035.6
Assets held for sale	694.7	927.3
Loans	26,915.3	27,246.2
Allowance for loan losses	(411.5)	(406.6)
Operating lease equipment, net	3,630.3	3,575.8
Indemnification Assets	313.1	341.4
Goodwill	490.9	490.9
Intangible assets	136.9	144.0
Other assets	747.8	780.6
Assets of discontinued operations	421.4	448.1
Total Assets	$42,065.2	$42,230.5
LIABILITIES AND EQUITY:
Deposits	$32,339.1	$32,309.1
FHLB advances	2,410.7	2,410.8
Borrowings	176.5	241.4
Other liabilities	931.5	1,145.6
Liabilities of discontinued operations	922.1	935.8
Total Liabilities	36,779.9	37,042.7
Total Equity	5,285.3	5,187.8
Total Liabilities and Equity	$42,065.2	$42,230.5

Capital Ratios*

	March 31, 2017	December 31, 2016
Common Equity Tier 1 Capital	13.5%	13.2%
Tier 1 Capital Ratio	13.5%	13.2%
Total Capital Ratio	14.7%	14.4%
Tier 1 Leverage ratio	11.2%	10.8%
*	The capital ratios presented above are reflective of the fully-phased in Basel III approach.

Financing and Leasing Assets by Segment (dollars in millions)

	March 31, 2017	December 31, 2016
Commercial Banking
Commercial Finance	$10,252.5	$10,753.3
Real Estate Finance	5,655.4	5,566.6
Business Capital	5,188.1	5,146.9
Rail	3,267.4	3,240.7
Total	24,363.4	24,707.5
Consumer Banking
Legacy Consumer Mortgages	4,734.2	4,862.7
Other Consumer Banking	2,142.7	2,179.1
Total	6,876.9	7,041.8
Total Financing and Leasing Assets	$31,240.3	$31,749.3

92   CIT GROUP INC

Condensed Statements of Operations (dollars in millions)

	Quarters Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Interest income	$429.0	$450.9	$449.7
Interest expense	(105.1)	(107.2)	(110.8)
Net interest revenue	323.9	343.7	338.9
Provision for credit losses	(28.7)	(32.6)	(92.4)
Net interest revenue, after credit provision	295.2	311.1	246.5
Rental income on operating leases	108.3	104.0	92.2
Other income	77.1	62.0	46.3
Total net revenue, net of interest expense and credit provision	480.6	477.1	385.0
Operating expenses	(260.7)	(298.1)	(267.4)
Goodwill impairment	–	(319.4)	–
Depreciation on operating lease equipment	(46.4)	(42.9)	(36.7)
Maintenance and other operating lease expenses	(8.1)	(6.0)	(2.6)
Loss on debt extinguishment and deposit redemption	–	(3.3)	–
Income (loss) before provision for income taxes	165.4	(192.6)	78.3
Provision for income taxes	(60.9)	(45.1)	(24.3)
Income (loss) from continuing operations	104.5	(237.7)	54.0
Loss on discontinued operations	(9.2)	(9.1)	(4.8)
Net income (loss)	$95.3	$(246.8)	$49.2
New business volume — funded	$1,747.3	$2,194.0	$1,983.6

Compared to the prior quarter, the Bank’s results were favorable, as the prior quarter included a $319 million goodwill impairment charge. Income for the current quarter benefited from lower operating expenses, slightly lower credit provisions and higher other income, which offset lower net finance revenue. Compared to the prior year quarter, income for continuing operations improved as a result of lower provisions for credit losses and higher other income, which offset lower net finance revenue.

The provision for credit losses in the current quarter decreased from the prior quarter due to a decrease in charge offs specifically in Energy and a decrease in FAS 5 reserves in both Energy and Maritime, reflecting stable credit metrics. The prior year quarter included an increase in reserves related to Energy and Maritime portfolios. Net charge-offs for both the current and prior quarter as a percentage of average finance receivables were 0.34%.

Other income increased from the prior quarter, due to lower impairments and higher fees and gains on assets sales. The increase from the year-ago quarter reflects higher gains on asset sales, lower impairments and higher revenues from non-bank affiliates.

Operating expenses were down from the year-ago quarter and prior quarter, which resulted in an improved efficiency ratio. The decrease was mainly due to legacy OneWest Bank charges in the Consumer Banking segment during the prior quarter. The net efficiency ratio was 56.0%, compared to 59.6% in the year-ago quarter and 63.3% in the prior quarter.

The current quarter loss on discontinued operation was driven by a HECM interest curtailment reserve. Discontinued Operations is discussed in an earlier section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 — Discontinued Operations in Item 1. Consolidated Financial Statements.

Net Finance Revenue (dollars in millions)

	Quarters Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Interest income	$429.0	$450.9	$449.7
Rental income on operating leases	108.3	104.0	92.2
Finance revenue	537.3	554.9	541.9
Interest expense	(105.1)	(107.2)	(110.8)
Depreciation on operating lease equipment	(46.4)	(42.9)	(36.7)
Maintenance and other operating lease expenses	(8.1)	(6.0)	(2.6)
Net finance revenue (“NFR”)	$377.7	$398.8	$391.8

Average Earning Assets (“AEA”)*	$40,510.9	$40,611.6	$41,546.1

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   93

Net Finance Revenue (dollars in millions) (continued)

	Quarters Ended
	March 31, 2017	December 31, 2016	March 31, 2016
As a % of AEA:
Interest income	4.24%	4.44%	4.33%
Rental income on operating leases	1.07%	1.02%	0.89%
Finance revenue	5.31%	5.46%	5.22%
Interest expense	(1.04)%	(1.06)%	(1.07)%
Depreciation on operating lease equipment	(0.46)%	(0.42)%	(0.35)%
Maintenance and other operating lease expenses	(0.08)%	(0.05)%	(0.03)%
Net finance margin (“NFM”)	3.73%	3.93%	3.77%

NFR and NFM are key metrics used by management to measure the profitability of our lending and leasing assets. NFR includes interest and fee income on our loans and capital leases, interest and dividend income on cash and investments, rental revenue, depreciation and maintenance and other lease expenses associated with our operating lease portfolio, as well as funding costs. Since our asset composition includes operating lease equipment (9% of AEA as of March 31, 2017), the company believes that NFM is a more appropriate metric for the Bank as opposed to net interest margin (“NIM”) (a common metric used by other banks), as NIM does not reflect the net revenue from our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation and maintenance and other operating lease expenses) from operating leases.

Operating leases contributed $54 million to NFR during the current quarter, compared to $55 million in the prior quarter and $53 million in prior year quarter.

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

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from those described in our 2016 Annual Report on Form 10-K.

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

See Item 4. Controls and Procedures for more information.

94   CIT GROUP INC

SELECT DATA AND AVERAGE BALANCE SHEETS

Select Data (dollars in millions)

	At or for the Quarters Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Select Statement of Operations Data
Net interest revenue	$292.6	$295.8	$287.9
Provision for credit losses	(49.7)	(36.7)	(89.5)
Total non-interest income	330.4	134.6	348.9
Total non-interest expenses	(438.9)	(826.1)	(441.9)
Income (loss) from continuing operations, net of tax	78.2	(425.8)	61.0
Income (loss) from discontinued operation, net of tax	101.7	(716.7)	85.0
Net income (loss)	179.9	(1,142.5)	146.0
Per Common Share Data
Diluted (loss) income per common share — continuing operations	$0.38	$(2.10)	$0.30
Diluted (loss) income per common share	$0.88	$(5.65)	$0.72
Book value per common share	$50.14	$49.50	$54.99
Tangible book value per common share	$46.09	$45.41	$48.94
Dividends declared per common share	$0.15	$0.15	$0.15
Dividend payout ratio	17.0%	NM	20.8%
Performance Ratios
Return (continuing operations) on average common stockholders’ equity	3.09%	(15.51)%	2.21%
Pre-tax Return (continuing operations) on average tangible common equity	5.31%	(15.75)%	3.81%
Adjusted return on tangible common equity	7.40%	8.37%	4.03%
Net finance revenue as a percentage of average earning assets	3.57%	3.58%	3.67%
Return on average earning assets	0.67%	(3.63)%	0.51%
Return on average continuing operations total assets	0.62%	(3.26)%	0.45%
Balance Sheet Data
Loans including receivables pledged	$29,691.4	$29,535.9	$30,948.7
Allowance for loan losses	(448.6)	(432.6)	(400.8)
Operating lease equipment, net	7,516.2	7,486.1	7,071.4
Goodwill	686.1	685.4	1,060.0
Total cash and deposits	6,156.9	6,430.6	7,489.4
Investment securities	4,476.3	4,491.1	2,896.8
Assets of discontinued operation	12,718.2	13,220.7	12,951.7
Total assets	63,094.4	64,170.2	67,088.6
Deposits	32,336.2	32,304.3	32,877.8
Borrowings	14,736.3	14,935.5	15,981.6
Liabilities of discontinued operation	2,731.9	3,737.7	4,195.1
Total common stockholders’ equity	10,165.2	10,002.7	11,091.6
Credit Quality
Non-accrual loans as a percentage of finance receivables	0.87%	0.94%	0.88%
Net charge-offs as a percentage of average finance receivables	0.37%	0.32%	0.42%
Allowance for loan losses as a percentage of finance receivables	1.51%	1.46%	1.30%
Capital Ratios
Total ending equity to total ending assets	16.1%	15.6%	16.5%
Common Equity Tier 1 Capital Ratio (fully phased-in)	14.3%	13.8%	13.1%
Total Capital Ratio (fully phased-in)	15.1%	14.6%	13.7%

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   95

Average Balances and Rates(1) (dollars in millions)

	Quarters Ended
	March 31, 2017			December 31, 2016			March 31, 2016
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$5,652.4	$12.5	0.88%	$5,918.2	$7.5	0.51%	$6,863.2	$8.4	0.49%
Investment securities	4,452.4	31.0	2.79%	3,962.2	30.4	3.07%	2,923.6	22.5	3.07%
Loans (including held for sale)(2),(3)
U.S.(2)	29,742.0	403.4	5.71%	29,940.4	425.7	5.94%	30,981.5	428.7	5.78%
Non-U.S.	463.9	16.6	14.31%	653.9	18.8	11.50%	1,291.0	26.4	8.19%
Total loans(2)	30,205.9	420.0	5.85%	30,594.3	444.5	6.07%	32,272.5	455.1	5.88%
Total interest earning assets / interest income(2),(3)	40,310.7	463.5	4.78%	40,474.7	482.4	4.93%	42,059.3	486.0	4.77%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	6,044.9	101.6	6.72%	6,052.6	99.8	6.60%	5,659.0	125.4	8.86%
Non-U.S.(4)	1,456.0	22.4	6.15%	1,382.5	25.1	7.26%	1,330.8	28.5	8.57%
Total operating lease equipment, net(4)	7,500.9	124.0	6.61%	7,435.1	124.9	6.72%	6,989.8	153.9	8.80%
Indemnification assets	327.9	(7.8)	(9.50)%	351.3	(8.3)	(9.42)%	395.5	(3.1)	(3.13)%
Total earning assets(2)	48,139.5	$579.7	4.97%	48,261.1	$599.0	5.10%	49,444.6	$636.8	5.29%
Non interest earning assets
Cash due from banks	783.6			806.9			938.6
Allowance for loan losses	(436.0)			(418.5)			(361.1)
All other non-interest earning assets	2,321.3			3,603.1			4,285.5
Assets of discontinued operation	12,969.7			13,140.4			12,979.4
Total Average Assets	$63,778.1			$65,393.0			$67,287.0
Average Liabilities
Borrowings
Deposits	$30,953.0	$94.0	1.21%	$31,139.0	$96.4	1.24%	$31,829.1	$99.5	1.25%
Borrowings(5)	14,815.0	69.1	1.87%	14,676.5	81.9	2.23%	16,134.0	95.5	2.37%
Total interest-bearing liabilities	45,768.0	163.1	1.43%	45,815.5	178.3	1.56%	47,963.1	195.0	1.63%
Non-interest bearing deposits	1,387.3			1,295.0			1,062.4
Credit balances of factoring clients	1,500.6			1,296.3			1,337.5
Other non-interest bearing liabilities	1,778.8			1,822.7			1,626.1
Liabilities of discontinued operation	3,223.6			4,180.0			4,246.2
Noncontrolling interests	0.3			0.5			0.5
Stockholders’ equity	10,119.5			10,983.0			11,051.2
Total Average Liabilities and Stockholders’ Equity	$63,778.1			$65,393.0			$67,287.0
Net revenue spread			3.54%			3.54%			3.67%
Impact of non-interest bearing sources			0.03%			0.04%			0.00%
Net revenue/yield on earning assets(2)		$416.6	3.57%		$420.7	3.58%		$441.8	3.67%
(1)	Average rates are impacted by PAA accretion and amortization.
(2)	The balance and rate presented is calculated net of average credit balances for factoring clients.
(3)	Non-accrual loans and related income are included in the respective categories.
(4)	Operating lease rental income is a significant source of revenue; therefore we have presented the rental revenues net of depreciation and net of maintenance and other operating lease expenses.
(5)	Average borrowings reflects $10.6 billion of total outstanding unsecured borrowings. The average balance includes unsecured debt used to fund the Commercial Air leasing business, which is in discontinued operations. The interest expense presented represents only the interest expense of continuing operations, and excludes interest expense of discontinued operation. Upon completion of the redemption and tender offer for an aggregate of $5.8 billion of unsecured debt in the second quarter of 2017, the average rate will increase, because the average balance will decrease, but the interest expense will remain substantially the same.

96   CIT GROUP INC

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

1.	Total Net Revenue, Net Finance Revenue, Net Financing Margin (“NFM”), and Net Operating Lease Revenue

Total net revenue is a non-GAAP measure that represents the combination of net finance revenue and other income and is an aggregation of all sources of revenue for the Company. The source of the data is various statement of income line items, arranged in a different order, and with different subtotals than included in the statement of income, and therefore is considered non-GAAP. Total net revenue is used by management to monitor business performance and is used by management to calculate a net efficiency ratio, as discussed below.

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

Total Net Revenue and Net Operating Lease Revenue (dollars in millions)

	Quarters Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Total Net Revenue
Interest income(1)	$455.7	$474.1	$482.9
Rental income on operating leases(1)	251.3	252.2	264.1
Finance revenue	707.0	726.3	747.0
Interest expense(1)	(163.1)	(178.3)	(195.0)
Depreciation on operating lease equipment(1)	(73.5)	(69.8)	(61.3)
Maintenance and other operating lease expenses(1)	(53.8)	(57.5)	(48.9)
Net finance revenue	416.6	420.7	441.8
Other income(1)	79.1	(117.6)	84.8
Total net revenue	$495.7	$303.1	$526.6
NFM (NFR as a % of AEA)	3.57%	3.58%	3.67%
Net Operating Lease Revenue
Rental income on operating leases(1)	$251.3	$252.2	$264.1
Depreciation on operating lease equipment(1)	(73.5)	(69.8)	(61.3)
Maintenance and other operating lease expenses(1)	(53.8)	(57.5)	(48.9)
Net operating lease revenue	$124.0	$124.9	$153.9
(1)	Balances agree directly to the statement of income in Item 1. Consolidated Financial Statements for the quarters ended March 31, 2017 and March 31, 2016.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   97

2.	Operating Expenses and Net Efficiency Ratio Excluding Certain Costs

One key performance metric the Company uses to gauge the level of expenses is in comparison to the average earning assets. A decline in this metric could show improvement, i.e. expenses not going up at the same rate of asset growth, or decreasing at a rate in excess of asset decline. Operating expenses excluding restructuring costs and intangible asset amortization is a non-GAAP measure used by management to compare period over period expenses. Another key performance metric gauges our expense usage via our net efficiency calculation. This calculation compares the level of expenses to the level of net revenues. A lower result reflects a more efficient use of our expenses to generate revenue. Net efficiency ratio is a non-GAAP measurement used by management to measure operating expenses (before restructuring costs and intangible amortization) to total net revenues. Due to the exclusions of the mentioned items, and in certain instances, other noteworthy items, these are considered non-GAAP measures, as presented in the reconciliation below. We exclude the recurring items from these calculations as they are charges resulting from our strategic initiatives and not our operating activity, and exclude the noteworthy items due to their episodic nature and size.

Operating Expenses Excluding Certain Costs (dollars in millions)

	Quarters Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Operating expenses(1)	$(311.6)	$(341.3)	$(330.1)
Intangible asset amortization	6.2	6.4	6.4
Provision for severance and facilities exiting activities	14.8	3.9	20.3
Operating expenses excluding restructuring costs and intangible asset amortization	$(290.6)	$(331.0)	$(303.4)
OneWest Bank legacy matters	–	27.0	–
Operating expenses exclusive of restructuring costs and intangible assets amortization, and other noteworthy items	(290.6)	(304.0)	(303.4)
Operating expenses as a % of AEA	(2.67)%	(2.91)%	(2.74)%
Operating expenses excluding restructuring costs and intangible amortization	(2.49)%	(2.82)%	(2.52)%
Operating expenses excluding restructuring costs and intangible amortization and other noteworthy items as a % of AEA	(2.49)%	(2.59)%	(2.52)%
Total Net Revenue	$495.7	$303.1	$526.6
CTA Charge	8.1	–	–
TRS Termination Charge	–	243.0	–
Canada Portfolio Sale Gain	–	(22.0)	–
Gain on sale — UK business	–	–	(24.0)
Asset Impairment	–	–	11.0
Liquidating Europe CTA	–	–	3.0
Total Adjusted Net Revenue	$503.8	$524.1	$516.6
Net Efficiency Ratio(2)	58.6%	109.2%	57.6%
Net Efficiency Ratio Adjusted(2)	57.7%	58.0%	58.7%
(1)	Balances agree directly to the statement of income in Item 1 Consolidated Financial Statements for the quarters ended March 31, 2017 and March 31, 2016.
(2)	Net efficiency ratio and net efficiency ratio adjusted are non-GAAP measurements used by management to measure operating expenses (before restructuring costs and intangible amortization) to the level of total net revenues. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

98   CIT GROUP INC

3.	Earning Assets and Average Earning Assets (“AEA”)

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

Earning Assets (dollars in millions)

	March 31, 2017	December 31, 2016	March 31, 2016
Loans(1)	$29,691.4	$29,535.9	$30,948.7
Operating lease equipment, net(1)	7,516.2	7,486.1	7,071.4
Interest bearing cash(1)	5,415.2	5,608.5	6,584.7
Investment securities(1)	4,476.3	4,491.1	2,896.8
Assets held for sale(1)	562.6	636.0	1,487.4
Indemnification assets(1)	313.1	341.4	381.4
Credit balances of factoring clients(1)	(1,547.1)	(1,292.0)	(1,361.0)
Total earning assets	$46,427.7	$46,807.0	$48,009.4
Average Earning Assets (for the respective quarters)	$46,638.9	$46,964.7	$48,107.1
(1)	Balances agree directly to the balance sheet in Item 1 Consolidated Financial Statements as of March 31, 2017 and December 31, 2016.
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

To provide further information, management included ROTCE calculations pro forma for the previously disclosed return of capital of $2.975 billion of common equity to shareholders from the net proceeds of the Commercial Air sale.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   99

Tangible Book Value (dollars in millions)

	Quarters Ended
	March 31, 2017	December 31, 2016	March 31, 2016
Total common stockholders’ equity(1)	$10,165.2	$10,002.7	$11,091.6
Less: Goodwill(1)	(686.1)	(685.4)	(1,060.0)
Intangible assets(1)	(134.3)	(140.7)	(160.9)
Tangible book value	9,344.8	9,176.6	9,870.7
Less: disallowed deferred tax asset	(140.6)	(213.7)	(878.2)
Adjusted tangible common equity	$9,204.2	$8,962.9	$8,992.5
Average adjusted tangible common equity	$9,118.8	$9,220.8	$8,932.3
Net Income (loss)(2)	$179.9	$(1,142.5)	$146.0
Intangible asset amortization, after tax	4.1	5.3	3.0
Non-GAAP loss from continuing operations, ROTCE calculation	$184.0	$(1,137.2)	$149.0
Return on average tangible common equity	8.08%	(49.32)%	6.68%
Non-GAAP income (reconciled below)	$163.2	$209.7	$142.0
Adjustments: intangible assets amortization, net of tax	4.1	5.3	3.0
Non-GAAP income — for ROTCE calculation	$167.3	$215.0	$145.0
Adjusted return on tangible common equity	7.34%	9.33%	6.50%
Non-GAAP income from continuing operations (reconciled below)	$109.5	$125.4	$57.0
Intangible asset amortization, after tax	4.1	5.3	3.0
Non-GAAP income from continuing operations — for ROTCE calculation	$113.6	$130.7	$60.0
Average adjusted tangible common equity	$9,118.8	$9,220.8	$8,932.3
Pro forma estimated capital adjustment related to Commercial Air sale	(2,975.0)	(2,975.0)	(2,975.0)
Average adjusted tangible common equity pro forma for estimated capital adjustment	$6,143.8	$6,245.8	$5,957.3
Return on average tangible common equity, after noteworthy items and pro forma for estimated capital adjustment	7.40%	8.37%	4.03%
(1)	Balances agree directly to the balance sheet in Item 1. Consolidated Financial Statements as of March 31, 2017 and December 31, 2016.
(2)	Balances agree directly to the statement of income in Item 1. Consolidated Financial Statements for the quarters ended March 31, 2017 and 2016.
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

100   CIT GROUP INC

Noteworthy Items (dollars in millions)

	Description	Income Statement Line Item	Pre-tax Balance	Income Tax(2)	After-tax Balance	Per Share
			Quarter Ended March 31, 2017
Net income					$180	$0.88
Continuing Operations	CTA Charge	Other income	$8	$(1)	7	0.03
	Restructuring Expenses	Operating expenses	15	(5)	10	0.05
	Entity Restructuring	Provision for income taxes	–	14	14	0.07
Discontinued Operations	Suspended Depreciation		(113)	44	(69)	(0.34)
	Secured Debt Paydown		34	–	34	0.17
	TC CIT JV Gain		(14)	1	(13)	(0.06)
Non-GAAP income, excluding noteworthy items(1)					$163	$0.80
Income from continuing operations					$78	$0.38
Continuing Operations	CTA Charge	Other income	$8	$(1)	7	0.03
	Restructuring Expenses	Operating expenses	15	(5)	10	0.05
	Entity Restructuring	Provision for income taxes	–	14	14	0.07
Non-GAAP income from continuing operations, excluding noteworthy items(1)					$109	$0.54
			Quarter Ended December 31, 2016
Net loss					$(1,143)	$(5.65)
Continuing Operations	TRS Termination Charge	Other income	$243	$(97)	146	0.72
	Consumer Goodwill Impairment	Goodwill impairment	319	–	319	1.58
	Commercial Services Goodwill Impairment	Goodwill impairment	35	(7)	28	0.14
	Canadian Assertion Change	Provision for income taxes	–	54	54	0.27
	Canada Portfolio Sale Gain	Other income	(22)	6	(16)	(0.08)
	OneWest Bank Legacy Matters	Operating expenses	27	(10)	17	0.08
	Restructuring	Operating expenses	4	(1)	3	0.01
Discontinued Operations	Commercial Air Tax Provision		–	847	847	4.19
	Commercial Air Suspended Depreciation		(106)	40	(66)	(0.33)
	Financial Freedom Reserve		27	(11)	16	0.08
	Business Air Impairment		7	(3)	4	0.02
Non-GAAP income, excluding noteworthy items(1)					$210	$1.04
Loss from continuing operations					$(426)	$(2.10)
Continuing Operations	TRS Termination Charge	Other income	$243	$(97)	146	0.72
	Consumer Goodwill Impairment	Goodwill impairment	319	–	319	1.58
	Commercial Services Goodwill Impairment	Goodwill impairment	35	(7)	28	0.14
	Canadian Assertion Change	Provision for income taxes	–	54	54	0.27
	Canada Portfolio Sale Gain	Other income	(22)	6	(16)	(0.08)
	OneWest Bank Legacy Matters	Operating expenses	27	(10)	17	0.08
	Restructuring	Operating expenses	4	(1)	3	0.01
Non-GAAP income from continuing operations, excluding noteworthy items(1)					$125	$0.62

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   101

Noteworthy Items (dollars in millions) (continued)

	Description	Income Statement Line Item	Pre-tax Balance	Income Tax(2)	After-tax Balance	Per Share
			Quarter Ended March 31, 2016
Net income					$146	$0.72
Continuing Operations	Gain on Sale — UK business	Other income	$(24)	$9	(15)	(0.07)
	Restructuring Expenses	Operating expenses	20	(7)	13	0.06
	Discrete Tax Benefit	Provision for income taxes	–	(13)	(13)	(0.06)
	Asset Impairment	Other income	11	(3)	8	0.04
	Liquidating Europe CTA	Other income	3	–	3	0.01
Non-GAAP income, excluding noteworthy items(1)					$142	$0.70
Income from continuing operations					$61	$0.30
Continuing Operations	Gain on Sale — UK	Other income	$(24)	$9	(15)	(0.07)
	Restructuring Expenses	Operating expenses	20	(7)	13	0.06
	Discrete Tax Benefit	Provision for income taxes	–	(13)	(13)	(0.06)
	Asset Impairment	Other income	11	(3)	8	0.04
	Liquidating Europe CTA	Other income	3	–	3	0.01
Non-GAAP income from continuing operations, excluding noteworthy items(1)					$57	$0.28
(1)	Items may not sum due to rounding.
(2)	Income tax rates vary depending on the specific item and the entity location in which it is recorded.
6.	Continuing Operations Total Assets

Continuing operations total assets is a non-GAAP measure due to the exclusion of assets of discontinued operations. Management uses this total for analytical purposes to compare balance sheet assets on an ongoing basis.

Continuing Operations Total Assets (dollars in millions)

	March 31, 2017	December 31, 2016	March 31, 2016
Total assets(1)	$63,094.4	$64,170.2	$67,088.6
Assets of discontinued operation(1)	(12,718.2)	(13,220.7)	(12,951.7)
Continuing operations total assets	$50,376.2	$50,949.5	$54,136.9
(1)	Balances agree directly to the balance sheet in Item 1. Consolidated Financial Statements as of March 31, 2017 and December 31, 2016.
7.	Effective Tax Rate Reconciliation

The provision for income taxes before discrete items and the respective effective tax rate are non-GAAP measures, which management uses for analytical purposes to understand the Company’s underlying tax rate. Discrete items are discussed in the Income Tax section.

Effective Tax Rate Reconciliation (dollars in millions)

	Quarters Ended
	March 31, 2017	December 31, 2016	March 31, 2016
(Provision) benefit for income taxes(1)	$(56.2)	$6.6	$(44.4)
Discrete items	11.3	58.5	(11.0)
(Provision) benefit for income taxes, before discrete items	$(44.9)	$65.1	$(55.4)
Income (loss) from continuing operations before provision for income taxes(1)	$134.4	$(432.4)	$105.4
Effective tax rate	41.8%	1.5%	42.1%
Effective tax rate, before discrete items	33.4%	15.1%	52.6%
(1)	Balances agree directly to the statement of income in Item 1. Consolidated Financial Statements for the quarters ended March 31, 2017 and 2016.

102   CIT GROUP INC

8.	Regulatory

Included within this Form 10-Q are risk-weighted assets (RWA), risk-based capital and leverage ratios as calculated under Basel III capital guidelines. For banking industry regulatory reporting purposes, we report our capital in accordance with Transitional Requirements, but also monitor our capital based on a fully phased-in methodology. Such measures are considered key regulatory capital measures used by banking regulators, investors and analysts to assess the CIT (as a BHC) regulatory capital position and to compare that to other financial institutions. For information on our capital ratios and requirements, see Note 10 — Regulatory Capital in Item 1. Consolidated Financial Statements, and the Capital section in Item 2. Management’s Discussion and Analysis.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

■	our liquidity risk and capital management, including our capital plan, leverage, capital ratios, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital, to repay secured and unsecured debt, to issue qualifying capital instruments, including Tier 1 qualifying preferred stock, and for a return of capital,
■	our plans to change our funding mix and to access new sources of funding to broaden our use of deposit taking capabilities,
■	our pending or potential acquisition and disposition plans, and the integration and restructuring risks inherent in such acquisitions, including our sale of the Commercial Air business in April 2017, and our proposed sale of our Financial Freedom reverse mortgage business and our Business Air loan portfolio,
■	our credit risk management and credit quality,
■	our asset/liability risk management,
■	our funding, borrowing costs and net finance revenue,
■	our operational risks, including risk of operational errors, failure of operational controls, success of systems enhancements and expansion of risk management and control functions,
■	our mix of portfolio asset classes, including changes resulting from growth initiatives, new business initiatives, new products, acquisitions and divestitures, new business and customer retention,
■	legal risks, including related to the enforceability of our agreements and to changes in laws and regulations,
■	our growth rates,
■	our commitments to extend credit or purchase equipment, and
■	how we may be affected by legal proceedings.

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

Therefore, actual results may differ materially from those expressed or implied in those statements. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

■	capital markets liquidity,
■	risks inherent in a return of capital, including risks related to obtaining regulatory approval, the nature and allocation among different methods of returning capital, and the amount and timing of any capital return,
■	risks of and/or actual economic slowdown, downturn or recession,
■	industry cycles and trends,
■	uncertainties associated with risk management, including credit, prepayment, asset/liability, interest rate and currency risks,

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk   103

■	adequacy of reserves for credit losses,
■	risks inherent in changes in market interest rates and quality spreads,
■	funding opportunities, deposit taking capabilities and borrowing costs,
■	conditions and/or changes in funding markets and our access to such markets, including the secured and unsecured debt and asset-backed securitization markets,
■	risks of implementing new processes, procedures, and systems, including any new processes, procedures, and systems required to comply with the additional laws and regulations applicable to systemically important financial institutions,
■	risks associated with the value and recoverability of leased equipment and related lease residual values,
■	risks of failing to achieve the projected revenue growth from new business initiatives or the projected expense reductions from efficiency improvements,
■	application of fair value accounting in volatile markets,
■	application of goodwill accounting in a recessionary economy,
■	changes in laws or regulations governing our business and operations, or affecting our assets, including our operating lease equipment,
■	changes in competitive factors,
■	demographic trends,
■	customer retention rates,
■	risks associated with dispositions of businesses or asset portfolios, including how to replace the income associated with such businesses or asset portfolios and the risk of residual liabilities from such businesses or portfolios,
■	risks associated with acquisitions of businesses or asset portfolios and the risks of integrating such acquisitions, including the integration of OneWest Bank, and
■	regulatory changes and/or developments.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees regarding our performance. We do not assume any obligation to update any forward-looking statement for any reason.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, and in light of the previously identified material weaknesses in our internal control over financial reporting as of December 31, 2016, described in our 2016 Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017.

We have taken and continue to take the necessary steps to remediate the underlying causes of the material weaknesses. These steps include, but are not limited to the following:

1.	Home Equity Conversion Mortgages (“HECM”) Interest Curtailment Reserve:
a.	Enhancing the process used to identify and interpret regulatory changes;
b.	Strengthening controls over the model;
c.	Improving loan data accuracy; and
d.	Simplifying the reserve estimation process and improving governance, controls and documentation over the reserving process.
2.	Information Technology General Controls (“ITGCs”):
a.	Change Management:
i.	Ensuring financially relevant applications and key reports used by management are subject to consistent controls for initiation, testing and approval of change activities; and
ii.	Reducing or eliminating access that allows direct changes to data and programs in the company’s production environment. Where such access is required, enhancing existing monitoring controls to ensure activity is reviewed and appropriately authorized.
b.	Logical Access:
i.	Assessing and enhancing logical access processes, tools and controls.
c.	Computer Operations:
i.	Developing and maintaining a comprehensive inventory of all key financial system interfaces and job schedulers used in the Company, and implementing the requisite controls for each.

104   CIT GROUP INC

Management believes that these efforts will remediate the material weaknesses. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until the new/enhanced controls are fully implemented, in operation for a sufficient period of time, tested, and concluded by management to be designed and operating effectively. In addition, as the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address these control deficiencies or determine to modify the remediation activities described above. Management will test and evaluate the implementation of these new/enhanced controls during 2017 to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material misstatement in the Company’s financial statements.

These actions are subject to ongoing review by our senior management, as well as oversight by the Audit Committee of our Board of Directors. We are placing a high priority on the remediation process and are committed to allocating the necessary resources to the remediation effort. However, we cannot provide any assurance that these efforts will be successful or that they will cause our disclosure controls and procedures or internal control over financial reporting to be effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

For a discussion of risk factors not changed, see Part I, Item 1A. Risk Factors, of CIT’s 2016 Annual Report on Form 10-K, and Forward-Looking Statements of this Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of the Company’s common stock during the quarter ended March 31, 2017.

Item 4.  Mine Safety Disclosure

Not applicable

106   CIT GROUP INC

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

4.2
First Supplemental Indenture, dated as of February 13, 2007, between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) for the issuance of senior debt securities (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 13, 2007).

4.3
Third Supplemental Indenture, dated as of October 1, 2009, between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) relating to senior debt securities (incorporated by reference to Exhibit 4.4 to Form 8-K filed on October 7, 2009).

4.4
Fourth Supplemental Indenture, dated as of October 16, 2009, between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) relating to senior debt securities (incorporated by reference to Exhibit 4.1 to Form 8-K filed October 19, 2009).

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

Item 6.  Exhibits  107

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

4.15	Indenture, dated as of March 30, 2011, between CIT Group Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed June 30, 2011).
4.16
First Supplemental Indenture, dated as of March 30, 2011, between CIT Group Inc., the Guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (including the Form of 5.250% Note due 2014 and the Form of 6.625% Note due 2018) (incorporated by reference to Exhibit 4.2 to Form 8-K filed June 30, 2011).

108   CIT GROUP INC

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

4.25
Sixth Supplemental Indenture, dated as of December 23, 2016, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 5.000% Senior Unsecured Note due 2018) (incorporated by reference to Exhibit 4.1 to Form 8-K filed December 23, 2016).

4.26
Second Amended and Restated Revolving Credit and Guaranty Agreement, dated as of February 17, 2016, as amended by Amendment No. 1 on February 27, 2017, among CIT Group Inc., certain subsidiaries of CIT Group Inc., as Guarantors, the Lenders party thereto from time to time and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 27, 2017).

10.1*	CIT Group Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 4.1 to Form S-8 filed September 27, 2016).
10.2*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).
10.3*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).
10.4*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).

Item 6.  Exhibits  109

10.5*	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 9, 2010).
10.6*	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 9, 2010).
10.7*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 9, 2010).
10.8*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).
10.9*	Amended and Restated Employment Agreement, dated as of May 7, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.35 to Form 10-K filed March 2, 2009).
10.10*	Amendment to Employment Agreement, dated December 22, 2008, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.37 to Form 10-K filed March 2, 2009).
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

10.16*	CIT Employee Severance Plan (Effective as of November 6, 2013) (incorporated by reference to Exhibit 10.37 in Form 10-Q filed November 6, 2013).
10.17
Stockholders Agreement, by and among CIT Group Inc. and the parties listed on the signature pages thereto, dated as of July 21, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 25, 2014).

10.18*	Extension to Term of Employment Agreement, dated January 2, 2014, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 6, 2014).
10.19*	Amendment to Employment Agreement, dated January 16, 2015, between CIT Group Inc. and C. Jeffrey Knittel (incorporated by reference to Exhibit 10.29 to Form 10-K filed February 20, 2015).
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

110   CIT GROUP INC

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
10.31
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2016) (with ROTCE and Credit Provision Performance Measures) (Executives with Employment Agreements) (incorporated by reference to Exhibit 10-36 to Form 10-K filed on May 16, 2017).

10.32
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2016) (with ROTCE and Credit Provision Performance Measures) (incorporated by reference to Exhibit 10-37 to Form 10-K filed on May 16, 2017).

10.33
Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (2016) (with Performance Based Vesting) (incorporated by reference to Exhibit 10-38 to Form 10-K filed on May 16, 2017).

10.34
Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (2016) (with Performance Based Vesting) (Executives with Employment Agreements) (incorporated by reference to Exhibit 10-39 to Form 10-K filed on May 16, 2017).

10.35
Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2016) (with ROTCE and Credit Provision Performance Measures) (incorporated by reference to Exhibit 10-40 to Form 10-K filed on May 16, 2017).

10.36
Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2016) (incorporated by reference to Exhibit 10-41 to Form 10-K filed on May 16, 2017).

10.37	CIT Employee Severance Plan (As Amended and Restated Effective January 1, 2017) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed November 9, 2016).
10.38	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Director Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10-43 to Form 10-K filed on May 16, 2017).
10.39	Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2017) (with ROTCE Performance Measure and TSR Modifier) (filed herein).
10.40	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2017) (filed herein).
12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.
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

Item 6.  Exhibits  111

32.1***	Certification of Ellen R. Alemany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of E. Carol Hayles pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS
XBRL Instance Document (Includes the following financial information included in the Company’s Annual Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.)

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

112   CIT GROUP INC

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2017	CIT GROUP INC.

/s/ E. Carol Hayles
E. Carol Hayles
Executive Vice President and Chief Financial Officer

/s/ Edward K. Sperling
Edward K. Sperling
Executive Vice President and Controller

       113