Form 10-Q
period 2017-06-30
CIT GROUP INC
filed 2017-08-07
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934	| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

As of July 31, 2017, there were 135,428,246 shares of the registrant’s common stock outstanding.

Table of Contents 1

Part One — Financial Information
Item 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions — except share data)

	June 30, 2017		December 31, 2016
Assets
Cash and due from banks, including restricted balances of $114.9 and $176.1 at June 30, 2017 and December 31, 2016(1), respectively (see Note 6 for amounts pledged)	$598.9		$822.1
Interest bearing deposits, including restricted balances of $93.6 and $102.8 at June 30, 2017 and December 31, 2016(1), respectively (see Note 6 for amounts pledged)	4,739.0		5,608.5
Investment securities, including securities carried at fair value with changes recorded in net income of $255.6 and $283.5 at June 30, 2017 and December 31, 2016, respectively (see Note 6 for amounts pledged)	5,530.0		4,491.1
Assets held for sale(1)	1,324.8		636.0
Loans (see Note 6 for amounts pledged)	29,031.7		29,535.9
Allowance for loan losses	(426.0)		(432.6)
Total loans, net of allowance for loan losses(1)	28,605.7		29,103.3
Operating lease equipment, net (see Note 6 for amounts pledged)(1)	6,736.0		7,486.1
Indemnification assets	208.5		341.4
Unsecured counterparty receivable	205.0		394.5
Goodwill	625.5		685.4
Intangible assets	125.4		140.7
Other assets, including $79.4 and $111.6 at June 30, 2017 and December 31, 2016, respectively, at fair value	1,149.2		1,240.4
Assets of discontinued operations	630.9		13,220.7
Total Assets	$50,478.9		$64,170.2
Liabilities
Deposits	$30,925.0		$32,304.3
Credit balances of factoring clients	1,405.3		1,292.0
Other liabilities, including $225.4 and $177.9 at June 30, 2017 and December 31, 2016, respectively, at fair value	1,567.9		1,897.6
Borrowings, including $250.6 and $2,321.7 contractually due within twelve months at June 30, 2017 and December 31, 2016, respectively	8,621.4		14,935.5
Liabilities of discontinued operations	607.8		3,737.7
Total Liabilities	43,127.4		54,167.1
Stockholders’ Equity

Preferred Stock: $0.01 par value, 100,000,000 authorized, 325,000 shares issued and outstanding	325.0	—	—
Common Stock: $0.01 par value, 600,000,000 authorized
Issued: 207,336,689 and 206,182,213 at June 30, 2017 and December 31, 2016, respectively	2.1		2.1
Outstanding: 135,418,595 and 202,087,672 at June 30, 2017 and December 31, 2016, respectively
Paid-in capital	8,711.8		8,765.8
Retained earnings	1,826.9		1,553.0
Accumulated other comprehensive loss	(88.4)		(140.1)
Treasury stock: 71,918,094 and 4,094,541 shares at June 30, 2017 and December 31, 2016 at cost, respectively	(3,426.2)		(178.1)
Total Common Stockholders’ Equity	7,026.2		10,002.7
Noncontrolling minority interests	0.3		0.4
Total Equity	7,351.5		10,003.1
Total Liabilities and Equity	$50,478.9		$64,170.2

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

Assets
Cash and interest bearing deposits, restricted	$93.2	$99.9
Total loans, net of allowance for loan losses	181.4	300.5
Operating lease equipment, net	764.4	775.8
Assets of discontinued operations	—	2,321.7
Total Assets	$1,039.0	$3,497.9
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$647.4	$770.0
Liabilities of discontinued operations	—	1,204.6
Total Liabilities	$647.4	$1,974.6
The accompanying notes are an integral part of these consolidated financial statements.

2 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in millions — except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income
Interest and fees on loans	$421.3	$447.6	$833.4	$899.5
Other interest and dividends	56.9	31.1	100.5	62.1
Interest income	478.2	478.7	933.9	961.6
Interest expense
Interest on borrowings	(114.6)	(92.2)	(183.7)	(187.7)
Interest on deposits	(94.6)	(99.4)	(188.6)	(198.9)
Interest expense	(209.2)	(191.6)	(372.3)	(386.6)
Net interest revenue	269.0	287.1	561.6	575.0
Provision for credit losses	(4.4)	(23.3)	(54.1)	(112.8)
Net interest revenue, after credit provision	264.6	263.8	507.5	462.2
Non-interest income
Rental income on operating leases	251.2	261.0	502.5	525.1
Other non-interest income	84.6	99.8	163.7	184.6
Total non-interest income	335.8	360.8	666.2	709.7
Total revenue, net of interest expense and credit provision	600.4	624.6	1,173.7	1,171.9
Non-interest expenses
Depreciation on operating lease equipment	(77.4)	(63.1)	(150.9)	(124.4)
Maintenance and other operating lease expenses	(53.3)	(50.6)	(107.1)	(99.5)
Operating expenses	(295.6)	(309.3)	(607.2)	(639.4)
Loss on debt extinguishment and deposit redemption	(164.8)	(2.4)	(164.8)	(4.0)
Total non-interest expenses	(591.1)	(425.4)	(1,030.0)	(867.3)
Income from continuing operations before benefit (provision) for income taxes	9.3	199.2	143.7	304.6
Benefit (provision) for income taxes	31.9	(111.2)	(24.3)	(155.6)
Income from continuing operations	41.2	88.0	119.4	149.0
Discontinued Operations
Income (loss) from discontinued operations, net of taxes	8.3	(71.0)	97.3	14.0
Gain on sale of discontinued operations, net of taxes	107.2	—	119.9	—
Total income (loss) from discontinued operations, net of taxes	115.5	(71.0)	217.2	14.0
Net Income	$156.7	$17.0	$336.6	$163.0
Basic income per common share
Income from continuing operations	$0.23	$0.43	$0.62	$0.74
Income (loss) from discontinued operations	0.63	(0.35)	1.13	0.07
Basic income per share	$0.86	$0.08	$1.75	$0.81
Diluted income per common share
Income from continuing operations	$0.22	$0.43	$0.62	$0.74
Income (loss) from discontinued operations	0.63	(0.35)	1.12	0.07
Diluted income per share	$0.85	$0.08	$1.74	$0.81
Average number of common shares (thousands)
Basic	182,347	201,893	192,286	201,647
Diluted	183,796	202,275	193,460	202,208
Dividends declared per common share	$0.15	$0.15	$0.30	$0.30
The accompanying notes are an integral part of these consolidated financial statements.

Item 1.  Consolidated Financial Statements 3

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$156.7	$17.0	$336.6	$163.0
Other comprehensive income, net of tax:
Foreign currency translation adjustments	30.7	(2.7)	43.5	18.5
Net unrealized gains on available for sale securities	4.0	12.1	6.7	14.7
Changes in benefit plans net gain (loss) and prior service (cost)/credit	0.6	0.3	1.5	1.3
Other comprehensive income, net of tax	35.3	9.7	51.7	34.5
Comprehensive income	$192.0	$26.7	$388.3	$197.5

The accompanying notes are an integral part of these consolidated financial statements.

4 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2016 as reported	$—	$2.1	$8,765.8	$1,553.0	$(140.1)	$(178.1)	$0.4	$10,003.1
Adoption of Accounting Standard Update 2016-09	—	—	1.0	(1.0)	—	—	—	—
December 31, 2016	—	2.1	8,766.8	1,552.0	(140.1)	(178.1)	0.4	10,003.1

Net income	—	—	—	336.6	—	—	—	336.6
Other comprehensive income, net of tax	—	—	—	—	51.7	—	—	51.7
Dividends paid	—	—	—	(61.7)	—	—	—	(61.7)
Issuance of preferred stock	325.0	—	(7.0)	—	—	—	—	318.0
Share repurchases	—	—	(76.8)	—	—	(3,229.2)	—	(3,306.0)
Amortization of restricted stock, stock option and performance shares expenses	—	—	27.4	—	—	(18.9)	—	8.5
Employee stock purchase plan	—	—	1.4	—	—	—	—	1.4
Other	—	—	—	—	—	—	(0.1)	(0.1)
June 30, 2017	$325.0	$2.1	$8,711.8	$1,826.9	$(88.4)	$(3,426.2)	$0.3	$7,351.5
December 31, 2015	$—	$2.0	$8,718.1	$2,524.0	$(142.1)	$(157.3)	$0.5	$10,945.2
Net income	—	—	—	163.0	—	—	—	163.0
Other comprehensive income, net of tax	—	—	—	—	34.5	—	—	34.5
Dividends paid	—	—	—	(61.5)	—	—	—	(61.5)
Amortization of restricted stock, stock option and performance shares expenses	—	—	30.5	—	—	(19.7)	—	10.8
Issuance of common stock — acquisition	—	0.1	—	—	—	—	—	0.1
Employee stock purchase plan	—	—	1.2	—	—	—	—	1.2
June 30, 2016	$—	$2.1	$8,749.8	$2,625.5	$(107.6)	$(177.0)	$0.5	$11,093.3

The accompanying notes are an integral part of these consolidated financial statements.

Item 1.  Consolidated Financial Statements 5

CIT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)
	Six Months Ended June 30,
	2017	2016
Cash Flows From Operations
Net income	$336.6	$163.0
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	54.1	127.4
Net depreciation, amortization and (accretion)	200.4	402.1
Net gains on asset sales and impairments on assets held for sale and other	(253.6)	(43.4)
Loss on debt extinguishment	203.8	—
Provision for deferred income taxes	111.0	87.9
Decrease in loans held for sale	80.3	244.3
Goodwill and intangible assets - impairment	—	4.2
Net (payment) reimbursement of expense from FDIC	(3.8)	4.4
Decrease (increase) in other assets	130.1	(37.0)
(Decrease) increase in other liabilities	(636.6)	42.4
Net cash flows provided by operations	222.3	995.3
Cash Flows From Investing Activities
Changes in loans, net	758.9	94.5
Purchases of investment securities	(3,339.0)	(1,855.2)
Proceeds from maturities of investment securities	2,215.2	1,624.1
Proceeds from asset and receivable sales	677.4	784.4
Net proceeds from sale of commercial air	10,004.0	—
Purchases of assets to be leased and other equipment	(604.2)	(935.8)
Net decrease in short-term factoring receivables	(91.4)	(129.1)
Purchases of restricted stock	(4.8)	—
Proceeds from redemption of restricted stock	8.6	2.2
Payments to the FDIC under loss share agreements	(0.1)	(2.1)
Proceeds from the FDIC under loss share agreements and participation agreements	43.4	59.8
Proceeds from sale of OREO, net of repurchases	51.4	72.7
Net change in restricted cash	600.3	26.7
Net cash flows provided by (used in) investing activities	10,319.7	(257.8)
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	16.8	8.5
Repayments of term debt and net settlements	(7,387.3)	(915.3)
Proceeds from FHLB advances	—	1,645.5
Repayments of FHLB advances	(15.4)	(1,768.0)
Net (decrease) increase in deposits	(1,360.8)	102.6
Collection of security deposits and maintenance funds	63.8	168.5
Use of security deposits and maintenance funds	(34.2)	(58.3)
Repurchase of common stock	(3,306.0)	—
Net proceeds from issuance of preferred stock	318.0	—
Dividends paid	(61.7)	(61.5)
Taxes paid through withholding of common stock under employee stock plans	(18.9)	(15.6)
Payments on affordable housing investment credits	(12.1)	(8.1)
Net cash flows used in financing activities	(11,797.8)	(901.7)
Effect of exchange rate changes on cash and cash equivalents	10.0	(2.3)
Decrease in unrestricted cash and cash equivalents	(1,245.8)	(166.5)
Unrestricted cash and cash equivalents, beginning of period	6,375.2	7,470.6
Unrestricted cash and cash equivalents, end of period	$5,129.4	$7,304.1

Supplementary Cash Flow Disclosure
Interest paid	$(561.0)	$(581.3)
Federal, foreign, state and local income taxes paid, net	$(13.8)	$(6.4)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$1,220.0	$1,528.3
Transfer of assets from held for sale to held for investment	$88.2	$76.8
Deposits on flight equipment purchases applied to acquisition of flight equipment purchases, and origination of finance leases, capitalized interest, and buyer furnished equipment	$91.2	$179.9
Transfers of assets from held for investment to OREO	$61.6	$45.3
Capital lease unexercised bargain purchase options	$17.5	$7.1
Unfunded payments on affordable housing investment credits committed during the period	$50.1	$—
The accompanying notes are an integral part of these consolidated financial statements.

6 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc., together with its subsidiaries (collectively “we”, “our”, “CIT” or the “Company”), has provided financial solutions to its clients since 1908. The Company provides financing, leasing and advisory services principally to middle market companies in a wide variety of industries primarily in North America. CIT is a bank holding company (“BHC”) and a financial holding company (“FHC”). Through its bank subsidiary, CIT Bank, N.A., CIT provides a full range of commercial and consumer banking and related services to customers through 70 branches located in Southern California and its online bank, bankoncit.com.
CIT is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956, as amended. CIT Bank, N.A. is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury (“OCC”).
Effective August 3, 2015, CIT acquired IMB HoldCo LLC ("IMB") and its wholly owned subsidiary, OneWest Bank, National Association ("OneWest Bank") and merged CIT Bank, a Utah state bank, into OneWest Bank (the "OneWest Bank Transaction").

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

Discontinued Operations

Discontinued Operations as of June 30, 2017 and December 31, 2016 included certain assets and liabilities of the Financial Freedom business that was acquired as part of the OneWest Transaction and the Business Air business, while December 31, 2016 also included certain assets and liabilities of the Commercial Air business. Income from discontinued operations reflects the activities of the Aerospace (Commercial Air and Business Air) and Financial Freedom businesses for the quarters ended June 30, 2017 and 2016. We completed the sale of our Commercial Air business in April 2017.

See further discussions in Note 2 — Discontinued Operations.

Item 1.  Consolidated Financial Statements 7

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Revisions of Previously Issued Statements of Cash Flows

The Company has revised the Statement of Cash Flows for the six months ended June 30, 2016 in connection with immaterial errors impacting the classification of certain balances between line items and categories as previously disclosed in its Form 10-K, Note 29 — Selected Quarterly Financial Data, for the year ended December 31, 2016, in addition to immaterial errors identified during 2017. The misclassifications resulted in an overstatement of net cash flows provided by operations of $36.1 million (which included an understatement of the 'increase in other assets' line item of $57.8 million and an understatement of the 'increase in accrued liabilities and payables' line item for the same amount for the prior year errors identified in 2017), an overstatement of net cash flows used in investing activities of $48.6 million, and an understatement of net cash flows used in financing activities of $5.8 million. The revision also resulted in a negative impact of $6.7 million disclosed as a separate line item within the Statement of Cash Flows reflecting the cumulative effect of exchange rate changes. The Company evaluated the impact of the errors and has concluded that individually and in the aggregate, the errors were not material to any previously issued financial statements.

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are included with the current Form 10-K for the year ended December 31, 2016. There were no material changes to these policies during the six months ended June 30, 2017.

Newly Adopted Accounting Standards
The following pronouncements were issued by the Financial Accounting Standards Board (“FASB”) and adopted by CIT as of January 1, 2017. Refer to Note 1 - Business and Summary of Significant Accounting Policies on Form 10-Q for the quarter ended March 31, 2017 for a detailed description of these pronouncements:

•	Accounting Standards Update (“ASU”) 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.

•	ASU 2016-06, Derivatives and Hedging (Top 815): Contingent Put and Call Options in Debt Instruments.

•	ASU 2016-07, Investments-Equity method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.

•	ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

•	ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323).

•	ASU 2017-04, Intangibles-Goodwill and Other (Topic 350).

Recent Accounting Pronouncements
The following accounting pronouncements were issued by the FASB but are not yet effective for CIT. Refer to Note 1, Business and Summary of Significant Accounting Policies on Form 10-K for the year ended December 31, 2016 for a detailed description of the pronouncements.

8 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Standard	Summary of Guidance	Effect on CIT's Financial Statements
ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent related ASUs Issued May 2014, with Updates through May 2016
•
Establishes the principles to apply in determining the amount and timing of revenue recognition.
•
The guidance specifies the accounting for certain costs related to revenue, and requires additional disclosures about the nature, amount, timing and uncertainty of revenues and related cash flows.
•
The core principle is that a company will recognize revenue when it transfers control of goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.
•
May be adopted using a full retrospective approach or a modified, cumulative effect approach.

•
Effective for CIT as of January 1, 2018.
•
The review and analysis of CIT’s individual revenue streams is substantially complete. “Interest Income” and “Rental Income on Operating Leases”, CIT’s two largest revenue items, are out of scope for the new guidance; as are many other revenues relating to financial assets and liabilities, including loans, leases, securities and derivatives. As such, the majority of our revenues will not be impacted; however, certain ancillary revenues and components of “Other income” are being assessed at a contractual level pursuant to the new standard. We expect our accounting policies will not change materially.
•
CIT does not anticipate a significant impact on our financial statements and disclosures upon adoption of the standard. Our evaluations are not final and we continue to assess the impact of the Update on our revenue contracts.
•
CIT plans to adopt the standard using the modified retrospective method (cumulative initial effect recognized at the date of adoption, with additional footnote disclosures).

ASU 2016-02, Leases (Topic 842 Issued February 2016
•
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
•
Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard. Lease classifications by lessors are similar, operating, direct financing, or sales-type.
•
The ASU requires both quantitative and qualitative disclosures regarding key information about leasing arrangements. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. Early adoption is permitted.

•
Effective for CIT as of January 1, 2019.
•
Although the new guidance does not significantly change lessor accounting, CIT will need to determine the impact where it is both a lessee and a lessor:

◦
Lessor accounting: Given limited changes to Lessor accounting, we do not expect material changes to recognition or measurement. Current lease administration and/or reporting systems and processes will need to be evaluated and updated as required to ensure appropriate lease-type identification and classification.

◦
Lessee accounting: CIT expects to recognize right of-use assets and lease liabilities on the balance sheet. The impact on lessee accounting also includes identification of any embedded leases included in service contracts that CIT has with vendors.

•
CIT management has assembled a project committee and is currently evaluating the potential impact of this ASU on its financial statements and disclosures.

Item 1.  Consolidated Financial Statements 9

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Standard	Summary of Guidance	Effect on CIT's Financial Statements
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments Issued June 2016
•
Introduces a forward-looking “expected loss” model (the “Current Expected Credit Losses” (“CECL”) model) to estimate credit losses to cover the full remaining expected life of the portfolio
       upon adoption, rather than the incurred
       loss model under current U.S. GAAP,
on certain types of financial instruments.
•
It eliminates existing guidance for purchase credit impaired (“PCI”) loans, and requires recognition of an allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination.
•
It amends existing impairment guidance for Available for Sale (“AFS”) securities to incorporate an allowance, which will allow for reversals of impairment losses in the event that the credit of an issuer improves.
•
In addition, it expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses (ALLL).
•
Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted (modified-retrospective approach).

•
Effective for CIT as of January 1, 2020.
•
CIT has begun its implementation efforts by establishing a company-wide, cross-discipline governance structure. As part of the assessment phase, CIT is currently identifying key interpretive issues and potential gaps, and is comparing existing credit loss forecasting models and processes with the new guidance.

ASU 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities Issued June 2016
•
Includes amendments on recognition, measurement, presentation and disclosure of financial instruments.
•
Adds a new Topic (ASC 321, Investments - Equity Securities) to the FASB Accounting Standards Codification, which provides guidance on accounting for equity investments.
•
Amendments of this guidance should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.
•
The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption of the Update.

•
Effective for CIT as of January 1, 2018.
•
CIT is currently evaluating the impact of this new guidance on the Consolidated Financial Statements and our implementation efforts include the identification of securities within the scope of the guidance and the related impact to accounting policies, presentation, and disclosures.

10 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Standard	Summary of Guidance	Effect on CIT's Financial Statements
ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory Issued October 2016
•
Requires that the Company recognize the tax expense from the sale of the asset in the seller's tax jurisdiction when the transfer occurs. Any deferred tax asset that arises in the buyer's jurisdiction would also be recognized at the time of the transfer even though the pre-tax effects of the transaction are eliminated in consolidation.
•
The modified retrospective approach will be required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption.

• Effective for CIT as of January 1, 2018. • CIT is currently evaluating the impact of this new guidance on the Consolidated Financial Statements.
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments Issued August 2016
•
Clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows.
•
Requires retrospective application to all periods presented.

• Effective for CIT as of January 1, 2018. • CIT is currently evaluating the potential impact on the Consolidated Financial Statements.
ASU 2016-18, Statement of Cash Flows (Topic 230):Restricted Cash Issued November 2016
•
Requires that the Statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.
•
Requires retrospective application to all periods presented.

• Effective for CIT as of January 1, 2018. • CIT is currently evaluating the potential impact on the Consolidated Financial Statements.
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business Issued January 2017
•
This guidance narrows the definition of a business and provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business.
•
The standard must be applied prospectively to transactions occurring within the period of adoption.

•
Effective for CIT as of January 1, 2018.
•
The Company is currently evaluating the impact of this ASU, but does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) Issued February 2017
• This guidance clarifies the scope of
    accounting for derecognition or partial
    sale of nonfinancial assets to exclude
    all businesses and non-profit
    activities.
• ASU 2017-05 also provides a
    definition for in substance nonfinancial
    assets and additional guidance on partial sales of nonfinancial assets.

• Effective for CIT as of January 1, 2018. • CIT will adopt this guidance in conjunction with the new revenue recognition guidance on a modified retrospective basis.

Item 1.  Consolidated Financial Statements 11

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Standard	Summary of Guidance	Effect on CIT's Financial Statements
ASU 2017-07, Compensation- Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost Issued March 2017
•
Requires employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs).
•
The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses in a separate line item(s).
•
Employers that do not present a measure of operating income are required to include the service cost component in the same line item as other employee compensation costs.
•
Stipulates that only the service cost component of net benefit cost is eligible for capitalization.
•
Early adoption is permitted as of the beginning of an annual period for which financial statements have not yet been issued or made available for issuance. The amendments related to presentation of service cost and other components in the income statements must be applied retrospectively to all periods presented. The amendments related to the capitalization of the service cost component should be applied prospectively, on and after the date of adoption

• Effective for CIT as of January 1, 2018. • The Company is currently evaluating the impact of this ASU on its financial statements and disclosures and does not intend to early adopt this standard.
ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities Issued March 2017
•
This amendment shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date.
•
It does not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.

• Effective for CIT as of January 1, 2019. • The Company is currently evaluating the impact of this ASU on its financial statements and disclosures and does not intend to early adopt this standard.
ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting Issued May 2017	• The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.
•
Effective for CIT as of January 1, 2018.
•
Early adoption is permitted, including adoption in any interim period.
•
The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

12 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 2 — DISCONTINUED OPERATIONS

Aerospace

As discussed in Note 2 — Acquisitions and Discontinued Operations in our Annual Report on Form 10-K for the year ended December 31, 2016, the activity associated with the Commercial Air and Business Air businesses were included in discontinued operations. The Commercial Air business was sold on April 4, 2017.

The following condensed financial information reflects the Business Air business as of June 30, 2017 and a combination of the Commercial Air and Business Air businesses as of December 31, 2016.

Condensed Balance Sheet — Aerospace Discontinued Operations (dollars in millions)

	June 30, 2017	December 31, 2016
Total cash and deposits	$—	$759.0
Net Loans	226.7	1,047.7
Operating lease equipment, net	21.0	9,677.6
Goodwill	—	126.8
Other assets(1)	(2.8)	1,161.5
Assets of discontinued operations	$244.9	$12,772.6
Secured borrowings	$—	$1,204.6
Other liabilities(2)	23.7	1,597.3
Liabilities of discontinued operations	$23.7	$2,801.9

(1)	Amount includes Deposits on commercial aerospace equipment of $1,013.7 million at December 31, 2016.

(2)	Amount includes commercial aerospace maintenance reserves of $1,084.9 million and security deposits of $167.0 million at December 31, 2016.

As described above, we completed the sale of Commercial Air in April 2017. The purchase price was $10.4 billion, and we recorded a pre-tax gain of $146 million, which is included in the Condensed Statement of Income below for the June 30, 2017 quarter and year to date periods. Operating results for the quarter ended June 30, 2017 were not significant, as the sale occurred at the beginning of the quarter.

Condensed Statement of Income — Aerospace Discontinued Operations (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income	$3.6	$15.8	$23.8	$31.8
Interest expense	(1.4)	(90.9)	(97.3)	(182.3)
Provision for credit losses	—	(4.8)	—	(14.7)
Rental income on operating leases	2.0	308.2	308.7	619.5
Other Income	—	4.5	13.4	20.5
Depreciation on operating lease equipment(1)	—	(113.2)	—	(227.1)
Maintenance and other operating lease expenses	—	(14.3)	(4.2)	(21.6)
Operating expenses(2)	(13.7)	(23.7)	(38.6)	(46.9)
Loss on debt extinguishment(3)	—	(1.6)	(39.0)	(1.6)
(Loss) income from discontinued operation before benefit (provision) for income taxes	(9.5)	80.0	166.8	177.6
Benefit (provision) for income taxes	7.4	15.4	(70.7)	7.6
Gain on sale of discontinued operations, net of taxes	107.2	—	119.9	—
Income from discontinued operations, net of taxes	$105.1	$95.4	$216.0	$185.2

(1)	Depreciation on operating lease equipment is suspended when an operating lease asset is placed in Assets Held for Sale.

(2)
Operating expenses for the quarter ended June 30, 2017, include costs related to the commercial air separation initiative. Operating expense includes salaries and benefits and other operating expenses in the prior quarters.

(3)
The Company repaid approximately $1 billion of secured borrowings in the first quarter of 2017 within discontinued operations and recorded a loss of $39 million in relation to the extinguishment of those borrowings.

Item 1.  Consolidated Financial Statements 13

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Statement of Cash Flows — Aerospace Discontinued Operations (dollars in millions)

	Six Months Ended June 30,
	2017	2016
Net cash flows provided by operations	$31.7	$525.7
Net cash flows provided by (used in) investing activities	10,730.2	(296.1)

Reverse Mortgage Servicing

The Financial Freedom business, a division of CIT Bank that services reverse mortgage loans, was acquired in conjunction with the OneWest Transaction. Pursuant to ASC 205-20, the Financial Freedom business is reflected as discontinued operations.

As a mortgage servicer of residential reverse mortgage loans, the Company is exposed to contingent liabilities for breaches of servicer obligations as set forth in industry regulations established by the Department of Housing and Urban Development (“HUD”) and the Federal Housing Administration (“FHA”) and in servicing agreements with the applicable counterparties, such as third party investors. Under these agreements, the servicer may be liable for failure to perform its servicing obligations, which could include fees imposed for failure to comply with foreclosure timeframe requirements established by servicing guides and agreements to which CIT is a party as the servicer of the loans. The Company had established reserves for contingent servicing-related liabilities associated with discontinued operations.

During the quarter ended June 30, 2017, the Company and the FDIC resolved the selling and servicing-related obligations for certain reverse mortgage loans with Fannie Mae. In connection with the settlement, the Company released the FDIC from its indemnification obligation to CIT with respect to the Fannie Mae serviced loans, which reduced the indemnification receivable by $77 million. As of June 30, 2017, the indemnification receivable from the FDIC was $29 million for covered servicing-related obligations related to reverse mortgage loans pursuant to the loss share agreement between CIT Bank and the FDIC related to the acquisition by OneWest Bank from the FDIC of certain assets of IndyMac Federal Bank FSB ("IndyMac") (the "IndyMac Transaction"). See the Company's Report on Form 10-K for the year ended December 31, 2016, Note 5 - Indemnification Assets, for further information.

For the quarter ended June 30, 2017, income from Financial Freedom was driven by a net release of the curtailment reserve of $111 million, partially offset by an increase of $40 million in other servicing-related reserves. In addition, during the current quarter, the Company entered into a settlement of approximately $89 million with the HUD OIG and Department of Justice to resolve servicing related claims, which was within the Company’s existing reserves.  Further, the Company recognized a write-down of its servicing operations of $54 million, of which $50 million related to impairment of its mortgage servicing rights, included in Other liabilities below.

Condensed Balance Sheet — Financial Freedom Discontinued Operations (dollars in millions)

	June 30, 2017	December 31, 2016
Total cash and deposits, all of which is restricted	$11.4	$5.8
Net Loans(1)	327.6	374.0
Other assets(2)	47.0	68.3
Assets of discontinued operations	$386.0	$448.1
Secured borrowings(1)	$321.6	$366.4
Other liabilities(3)	262.5	569.4
Liabilities of discontinued operations	$584.1	$935.8

(1)
Net loans include $320.7 million and $365.5 million of securitized balances at June 30, 2017 and December 31, 2016, respectively, and $6.9 million and $8.5 million of additional draws awaiting securitization respectively. Secured borrowings relate to those receivables.

(2)	Amount includes servicing advances, servicer receivables and property and equipment, net of accumulated depreciation.

(3)	Other liabilities include contingent liabilities, reverse mortgage servicing liabilities and other accrued liabilities.

14 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The results from discontinued operations for the quarters ended June 30, 2017 and 2016 are presented below.

Condensed Statement of Income — Financial Freedom Discontinued Operations (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income(1)	$2.7	$3.0	$5.5	$6.0
Interest expense(1)	(2.4)	(2.7)	(4.9)	(5.7)
Other income (losses)(2)	(42.8)	8.7	(35.5)	17.5
Operating expenses(3)	59.6	(244.4)	36.9	(260.6)
Income (loss) from discontinued operation before benefit for income taxes	17.1	(235.4)	2.0	(242.8)
(Provision) benefit for income taxes(4)	(6.7)	69.0	(0.8)	71.6
Income (loss) from discontinued operation, net of taxes	$10.4	$(166.4)	$1.2	$(171.2)

(1)	Includes amortization for the premium associated with the HECM loans and related secured borrowings.

(2)	For the quarter and six months ended June 30, 2017, other income included an impairment charge of approximately $50 million on the mortgage servicing rights.

(3)
For the quarter and six months ended June 30, 2017, operating expense is comprised of approximately $5 million and $9 million in salaries and benefits, $2 million and $8 million in professional and legal services, and $3 million and $4 million for other expenses such as data processing, premises and equipment, and miscellaneous charges. In addition, in the quarter and six months ended June 2017, operating expenses included a net release of the curtailment reserve of $111 million, partially offset by an increase of $40 million in other servicing-related reserves. For the quarter and six months ended June 30, 2016, operating expense is comprised of approximately $5 million and $6 million in salaries and benefits, $6 million and $10 million in professional services and $3 million and $6 million for other expenses such as data processing, premises and equipment, legal settlement, and miscellaneous charges. In addition, in the quarter and six months ended June 30, 2016, operating expenses included a net increase to the servicing-related reserve of approximately $230 million.

(4)
For the quarter and six months ended June 30, 2017, the Company's tax rate for discontinued operations was 39% and 42%, respectively. For the quarter and six months ended June 30 2016, the Company’s tax rate for discontinued operations was 29% .

Condensed Statement of Cash Flows — Financial Freedom Discontinued Operations (dollars in millions)

	Six Months Ended June 30,
	2017	2016
Net cash flows used for operations	$(21.4)	$(20.6)
Net cash flows provided by investing activities	48.3	45.8

CIT's Consolidated Statement of Cash Flows for the six months ended June 30, 2017 included $102 million of activity within the decrease in other liabilities related to the Company's net release of servicing-related reserves partially offset by the impairment charge to the servicing liability, and $77 million of activity within the decrease in other assets related to the Company's release of the FDIC from its indemnification obligation to CIT with respect to the Fannie Mae serviced loans. For the six months ended June 30, 2016, there was $230 million of activity within the increase in other liabilities related to the Company’s net increase in servicing-related reserves.

Combined Results for Discontinued Operations

The following tables reflect the combined results of the discontinued operations. Details of the balances are discussed in prior tables.

Condensed Combined Balance Sheet Discontinued Operations (dollars in millions)

	June 30, 2017	December 31, 2016
Total cash and deposits	$11.4	$764.8
Net Loans	554.3	1,421.7
Operating lease equipment, net	21.0	9,677.6
Goodwill	—	126.8
Other assets	44.2	1,229.8
Assets of discontinued operations	$630.9	$13,220.7
Secured borrowings	$321.6	$1,571.0
Other liabilities	286.2	2,166.7
Liabilities of discontinued operations	$607.8	$3,737.7

Item 1.  Consolidated Financial Statements 15

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Combined Statement of Income Discontinued Operations (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income	$6.3	$18.8	$29.2	$37.8
Interest expense	(3.8)	(93.6)	(102.2)	(188.0)
Provision for credit losses	—	(4.8)	—	(14.6)
Rental income on operating leases	2.0	308.2	308.7	619.5
Other income (losses)	(42.8)	13.2	(22.1)	38.0
Depreciation on operating lease equipment	—	(113.2)	—	(227.1)
Maintenance and other operating lease expenses	—	(14.3)	(4.2)	(21.6)
Operating expenses	45.9	(268.1)	(1.7)	(307.6)
Loss on debt extinguishment	—	(1.6)	(39.0)	(1.6)
Income (loss) from discontinued operations before benefit (provision) for income taxes	7.6	(155.4)	168.7	(65.2)
Benefit (provision) for income taxes	0.7	84.4	(71.4)	79.2
Gain on sale of discontinued operations, net of taxes	107.2	—	119.9	—
Income (loss) from discontinued operations, net of taxes	$115.5	$(71.0)	$217.2	$14.0

Condensed Combined Statement of Cash Flows Discontinued Operations (dollars in millions)

	Six Months Ended June 30,
	2017	2016
Net cash flows used for operations	$10.3	$505.1
Net cash flows provided by (used in) investing activities	10,778.5	(250.3)

NOTE 3 — LOANS

Loans, excluding those reflected as discontinued operations, consist of the following:

Loans by Product (dollars in millions)

	June 30, 2017	December 31, 2016
Commercial loans	$19,902.3	$20,117.8
Direct financing leases and leveraged leases	2,820.6	2,852.9
Total commercial	22,722.9	22,970.7
Consumer loans	6,308.8	6,565.2
Total loans	29,031.7	29,535.9
Loans held for sale(1)	305.4	635.8
Loans and held for sale loans(1)	$29,337.1	$30,171.7

(1)
Loans held for sale includes loans primarily related to portfolios in Commercial Banking and the China portfolio in NSP. As discussed in subsequent tables, since the Company manages the credit risk and collections of loans held for sale consistently with its loans held for investment, the aggregate amount is presented in this table.

The following table presents loans, excluding loans held for sale, by segment, based on obligor location:

Loans (dollars in millions)

	June 30, 2017			December 31, 2016
	Domestic	Foreign	Total	Domestic	Foreign	Total
Commercial Banking	$20,398.0	$1,943.2	$22,341.2	$20,440.7	$2,121.6	$22,562.3
Consumer Banking(1)	6,690.5	—	6,690.5	6,973.6	—	6,973.6
Total	$27,088.5	$1,943.2	$29,031.7	$27,414.3	$2,121.6	$29,535.9

(1)
The Consumer Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration (SBA) loans. These loans are excluded from the Consumer loan balance and included in the Commercial loan balances in the tables throughout this note.

16 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents selected components of the net investment in loans:

Components of Net Investment in Loans (dollars in millions)

	June 30, 2017	December 31, 2016
Unearned income	$(811.7)	$(727.1)
Unamortized premiums / (discounts)	(23.4)	(31.0)
Accretable yield on Purchased Credit-Impaired (“PCI”) loans	(1,176.0)	(1,261.4)
Net unamortized deferred costs and (fees)(1)	60.9	55.8

(1)	Balance relates to the Commercial Banking segment.

Certain of the following tables present credit-related information at the “class” level in accordance with ASC 310-10-50, Disclosures about the Credit Quality of Finance Receivables and the Allowance for Credit Losses. A class is generally a disaggregation of a portfolio segment. In determining the classes, CIT considered the loan characteristics and methods it applies in monitoring and assessing credit risk and performance.

Credit Quality Information

Commercial obligor risk ratings are reviewed on a regular basis by Credit Risk Management and are adjusted as necessary for updated information affecting the borrowers’ ability to fulfill their obligations.

The following table summarizes commercial loans by the risk ratings that bank regulatory agencies utilize to classify credit exposure and which are consistent with indicators the Company monitors. The consumer loan risk profiles are different from commercial loans, and use loan-to-value (“LTV”) ratios in rating the credit quality, and therefore are presented separately below.

Commercial Loans and Held for Sale Loans — Risk Rating by Class / Segment (dollars in millions)

Grade:	Pass	Special Mention	Classified- accruing	Classified- non-accrual	PCI Loans	Total
June 30, 2017
Commercial Banking
Commercial Finance	$7,702.0	$488.9	$1,162.3	$166.1	$35.6	$9,554.9
Real Estate Finance	5,200.7	165.1	166.4	3.6	65.4	5,601.2
Business Capital	6,612.9	303.5	240.1	59.5	—	7,216.0
Rail	88.8	13.8	1.0	—	—	103.6
Total Commercial Banking	19,604.4	971.3	1,569.8	229.2	101.0	22,475.7
Consumer Banking
Other Consumer Banking	353.5	4.7	21.2	—	2.4	381.8
Total Consumer Banking	353.5	4.7	21.2	—	2.4	381.8
Non- Strategic Portfolios	68.7	26.0	11.8	8.1	—	114.6
Total	$20,026.6	$1,002.0	$1,602.8	$237.3	$103.4	$22,972.1
December 31, 2016
Commercial Banking
Commercial Finance	$8,184.7	$677.6	$1,181.7	$188.8	$42.7	$10,275.5
Real Estate Finance	5,191.4	168.7	115.6	20.4	70.5	5,566.6
Business Capital	6,238.7	422.0	271.7	41.7	—	6,974.1
Rail	88.7	14.1	0.9	—	—	103.7
Total Commercial Banking	19,703.5	1,282.4	1,569.9	250.9	113.2	22,919.9
Consumer Banking
Other Consumer Banking	374.9	8.3	22.4	—	2.8	408.4
Total Consumer Banking	374.9	8.3	22.4	—	2.8	408.4
Non- Strategic Portfolios	143.7	36.9	19.1	10.3	—	210.0
Total	$20,222.1	$1,327.6	$1,611.4	$261.2	$116.0	$23,538.3

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

The following table provides a summary of the consumer portfolio credit quality. The amounts represent the carrying value, which differ from unpaid principal balances, and include the premiums or discounts and the accretable yield and non-accretable difference for PCI loans recorded in purchase accounting. Included in the consumer loans are “covered loans” for which the Company can be reimbursed for a substantial portion of future losses under the terms of loss sharing agreements with the FDIC if losses occur within the indemnification period. As of June 30, 2017 and December 31, 2016, the carrying value of the indemnification asset for covered single family residential and reverse mortgage loans totaled $180 million and $233 million, respectively, under the IndyMac Transaction. No indemnification asset was recognized in connection with the First Federal or La Jolla Transaction. The indemnification asset is measured on the same basis of accounting as the covered loans (e.g., as PCI loans under the effective yield method). Covered loans are further discussed in our Form 10-K for the year ended December 31, 2016, Note 5 — Indemnification Assets.

Covered loans are limited to the Consumer Banking, Legacy Consumer Mortgages ("LCM") division.

Included in the consumer loan balances as of June 30, 2017 and December 31, 2016, were loans with terms that permitted negative amortization with an unpaid principal balance of $670 million and $761 million, respectively.

The table below summarizes the Consumer loan LTV distribution and the covered loan balances as of June 30, 2017 and December 31, 2016.

Consumer Loan LTV Distribution (dollars in millions)

	Single Family Residential					Reverse Mortgage
	Covered Loans		Non-covered Loans		Total Single Family Residential	Covered Loans Non-PCI	Non-covered Loans		Total Reverse Mortgages	Total Consumer Loans
LTV Range	Non-PCI	PCI	Non-PCI	PCI			Non-PCI	PCI
June 30, 2017
Greater than 125%	$2.3	$200.3	$9.6	$—	$212.2	$0.8	$10.6	$29.8	$41.2	$253.4
101% – 125%	5.3	356.8	6.3	—	368.4	0.8	14.3	7.3	22.4	390.8
80% – 100%	132.3	601.0	38.6	—	771.9	22.8	35.8	7.6	66.2	838.1
Less than 80%	1,438.0	879.8	1,781.2	7.4	4,106.4	396.8	303.2	11.2	711.2	4,817.6
Not Applicable(1)	—	—	8.9	—	8.9	—	—	—	—	8.9
Total	$1,577.9	$2,037.9	$1,844.6	$7.4	$5,467.8	$421.2	$363.9	$55.9	$841.0	$6,308.8
December 31, 2016
Greater than 125%	$2.2	$261.4	$12.3	$—	$275.9	$0.6	$8.8	$33.8	$43.2	$319.1
101% – 125%	4.7	443.7	13.6	—	462.0	1.2	12.7	7.9	21.8	483.8
80% – 100%	226.6	588.1	40.5	—	855.2	24.0	42.3	7.5	73.8	929.0
Less than 80%	1,515.6	872.4	1,713.1	9.2	4,110.3	405.4	304.9	9.8	720.1	4,830.4
Not Applicable(1)	—	—	2.9	—	2.9	—	—	—	—	2.9
Total	$1,749.1	$2,165.6	$1,782.4	$9.2	$5,706.3	$431.2	$368.7	$59.0	$858.9	$6,565.2

(1)	Certain Consumer Loans do not have LTV’s, including the Credit Card portfolio.

18 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Past Due Finance and Held for Sale Loans (dollars in millions)

	Past Due
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due	Current(1)	PCI Loans(2)	Total
June 30, 2017
Commercial Banking
Commercial Finance	$19.7	$11.6	$68.7	$100.0	$9,419.3	$35.6	$9,554.9
Real Estate Finance	—	—	3.3	3.3	5,532.5	65.4	5,601.2
Business Capital	95.7	30.3	16.0	142.0	7,074.0	—	7,216.0
Rail	1.0	0.6	0.6	2.2	101.4	—	103.6
Total Commercial Banking	116.4	42.5	88.6	247.5	22,127.2	101.0	22,475.7
Consumer Banking
Legacy Consumer Mortgages	20.9	3.8	37.1	61.8	2,392.6	2,101.1	4,555.5
Other Consumer Banking	0.6	—	1.0	1.6	2,187.4	2.4	2,191.4
Total Consumer Banking	21.5	3.8	38.1	63.4	4,580.0	2,103.5	6,746.9
Non-Strategic Portfolios	3.9	3.8	6.7	14.4	100.2	—	114.6
Total	$141.8	$50.1	$133.4	$325.3	$26,807.4	$2,204.5	$29,337.2
December 31, 2016
Commercial Banking
Commercial Finance	$21.4	$—	$17.6	$39.0	$10,193.8	$42.7	$10,275.5
Real Estate Finance	0.1	—	—	0.1	5,496.0	70.5	5,566.6
Business Capital	143.6	42.4	16.3	202.3	6,771.8	—	6,974.1
Rail	5.9	0.6	2.3	8.8	94.9	—	103.7
Total Commercial Banking	171.0	43.0	36.2	250.2	22,556.5	113.2	22,919.9
Consumer Banking
Legacy Consumer Mortgages	22.6	6.1	36.6	65.3	2,563.6	2,233.8	4,862.7
Other Consumer Banking	7.4	4.9	0.6	12.9	2,163.4	2.8	2,179.1
Total Consumer Banking	30.0	11.0	37.2	78.2	4,727.0	2,236.6	7,041.8
Non-Strategic Portfolios	3.0	1.1	7.0	11.1	198.9	—	210.0
Total	$204.0	$55.1	$80.4	$339.5	$27,482.4	$2,349.8	$30,171.7

(1)	Due to their nature, reverse mortgage loans are included in Current, as they do not have contractual payments due at a specified time.

(2)
PCI loans are written down at acquisition to their fair value using an estimate of cash flows deemed to be collectible. Accordingly, such loans are no longer classified as past due or non-accrual even though they may be contractually past due as we expect to fully collect the new carrying values.

Item 1.  Consolidated Financial Statements 19

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table sets forth non-accrual loans, assets received in satisfaction of loans (OREO and repossessed assets) and loans 90 days or more past due and still accruing.

Loans on Non-Accrual Status (dollars in millions)(1)

	June 30, 2017			December 31, 2016
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial Banking
Commercial Finance	$158.1	$8.0	$166.1	$156.7	$32.1	$188.8
Real Estate Finance	3.6	—	3.6	20.4	—	20.4
Business Capital	59.5	—	59.5	41.7	—	41.7
Total Commercial Banking	221.2	8.0	229.2	218.8	32.1	250.9
Consumer Banking
Legacy Consumer Mortgages	18.7	—	18.7	17.3	—	17.3
Other Consumer Banking	0.8	—	0.8	0.1	—	0.1
Total Consumer Banking	19.5	—	19.5	17.4	—	17.4
Non-Strategic Portfolios	—	8.1	8.1	—	10.3	10.3
Total	$240.7	$16.1	$256.8	$236.2	$42.4	$278.6
Repossessed assets and OREO			78.6			72.7
Total non-performing assets			$335.4			$351.3
Commercial loans past due 90 days or more accruing			$12.0			$7.2
Consumer loans past due 90 days or more accruing			21.0			24.8
Total Accruing loans past due 90 days or more			$33.0			$32.0

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

The table below summarizes the residential mortgage loans in the process of foreclosure and OREO:

Loans in Process of Foreclosure (dollars in millions)

	June 30, 2017	December 31, 2016
PCI	$172.3	$201.7
Non-PCI	117.6	106.3
Loans in process of foreclosure	$289.9	$308.0
OREO	$65.4	$69.9

Impaired Loans

The Company’s policy is to review for impairment loans greater than $500,000 that are on non-accrual status, as well as short-term factoring receivables greater than $500,000 when events or circumstances indicate that it is probable that CIT will be unable to collect all amounts due according to the contractual terms of the factoring agreement. Small-ticket loan and lease receivables that have not been modified in a restructuring are included (if appropriate) in the reported non-accrual balances above, but are excluded from the impaired loans disclosure below as charge-offs are typically determined and recorded for such loans when they are more than 90 – 150 days past due.

The following table contains information about impaired loans and the related allowance for loan losses by class, exclusive of loans that were identified as impaired at the date of the OneWest Transaction (the “Acquisition Date”) for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), which are disclosed further below in this note. Impaired loans exclude PCI loans.

20 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired Loans (dollars in millions)

				Average Recorded Investment(3)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Quarter Ended June 30, 2017	Quarter Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
June 30, 2017
With no related allowance recorded:
Commercial Banking
Commercial Finance	$70.5	$80.0	$—	$67.5	$10.0	$63.1	$11.8
Business Capital	3.5	4.1	—	6.4	8.3	4.5	7.7
Real Estate Finance	0.7	0.7	—	0.7	2.5	0.7	1.7
With an allowance recorded:
Commercial Banking
Commercial Finance	135.3	135.4	22.6	135.1	132.6	137.7	122.6
Business Capital	18.7	18.7	10.4	23.2	10.4	17.7	10.2
Real Estate Finance	2.9	2.9	0.4	2.9	3.2	7.5	2.1
Total Impaired Loans(1)	231.6	241.8	33.4	235.8	167.0	231.2	156.1
Total Loans Impaired at Acquisition Date(2)	2,204.5	3,210.3	17.7	2,243.3	2,516.9	2,278.8	2,575.2
Total	$2,436.1	$3,452.1	$51.1	$2,479.1	$2,683.9	$2,510.0	$2,731.3

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment (3)
December 31, 2016
With no related allowance recorded:
Commercial Banking
Commercial Finance	$54.3	$72.2	$—	$29.5
Business Capital	0.5	1.8	—	5.1
Real Estate Finance	0.7	0.7	—	1.3
With an allowance recorded:
Commercial Banking
Commercial Finance	143.0	146.2	25.5	132.1
Business Capital	6.6	6.6	4.2	8.2
Real Estate Finance	16.7	16.8	4.0	5.2
Total Impaired Loans(1)	221.8	244.3	33.7	181.4
Total Loans Impaired at Acquisition Date(2)	2,349.8	3,440.7	13.6	2,504.4
Total	$2,571.6	$3,685.0	$47.3	$2,685.8

(1)
Interest income recorded for the three and six months ended June 30, 2017 while the loans were impaired was $1.0 million of which none was recognized using cash-basis method of accounting. Interest income recorded for the year ended December 31, 2016 while the loans were impaired was $1.6 million of which $0.6 million was interest recognized using cash-basis method of accounting.

(2)	Details of finance loans that were identified as impaired at the Acquisition Date are presented under Loans Acquired with Deteriorated Credit Quality.

(3)	Average recorded investment for the quarters and six months ended June 30, 2017, June 30, 2016 and year ended December 31, 2016.

Loans Acquired with Deteriorated Credit Quality

The Company applied the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) to loans that were identified as impaired as of the Acquisition Date. PCI loans were initially recorded at estimated fair value with no allowance for loan losses carried over, since the initial fair values reflected credit losses expected to be incurred over the remaining lives of the loans. The acquired loans are subject to the Company’s internal credit review. See Note 4 — Allowance for Loan Losses.

Item 1.  Consolidated Financial Statements 21

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchased Credit Impaired Loans (dollars in millions)

June 30, 2017	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses
Commercial Banking
Commercial Finance	$60.1	$35.6	$1.2
Real Estate Finance	91.1	65.4	6.2
Consumer Banking
Other Consumer Banking	3.1	2.4	—
Legacy Consumer Mortgages	3,056.0	2,101.1	10.3
	$3,210.3	$2,204.5	$17.7
December 31, 2016
Commercial Banking
Commercial Finance	$70.0	$42.7	$2.4
Real Estate Finance	108.1	70.5	4.9
Consumer Banking
Other Consumer Banking	3.7	2.8	—
Legacy Consumer Mortgages	3,258.9	2,233.8	6.3
	$3,440.7	$2,349.8	$13.6

The following table summarizes the carrying value of commercial PCI loans within Commercial Banking, which are monitored for credit quality based on internal risk classifications. See previous table Consumer Loan LTV Distributions for credit quality metrics on consumer PCI loans.

	June 30, 2017			December 31, 2016
(dollars in millions)	Non- criticized	Criticized	Total	Non- criticized	Criticized	Total
Commercial Finance	$6.1	$29.5	$35.6	$5.4	$37.3	$42.7
Real Estate Finance	25.8	39.6	65.4	35.6	34.9	70.5
Total	$31.9	$69.1	$101.0	$41.0	$72.2	$113.2

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

22 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the accretable yield for PCI loans are summarized below for the quarters ended June 30, 2017 and 2016.

Change in Accretable Yield (dollars in millions)

	June 30, 2017
(dollars in millions)	Quarter Ended	Six months ended
Balance, beginning of period	$1,233.7	$1,261.4
Accretion into interest income	(53.7)	(106.3)
Reclassification from non-accretable difference	0.3	33.7
Disposals and Other	(4.3)	(12.8)
Balance at June 30, 2017	$1,176.0	$1,176.0

	June 30, 2016
	Quarter Ended	Six months ended
Balance, beginning of period	$1,281.4	$1,299.1
Accretion into interest income	(50.5)	(103.5)
Reclassification from non-accretable difference	55.8	110.4
Disposals and Other	(9.4)	(28.7)
Balance at June 30, 2016	$1,277.3	$1,277.3

Troubled Debt Restructuring

The Company periodically modifies the terms of loans in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower are accounted for as troubled debt restructurings (TDRs). See the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for discussion of policies on TDRs.

At June 30, 2017, the loans in trial modification period were $5.6 million under the Home Affordable Modification Program ("HAMP"), $0.3 million under the Second Lien Modification Program ("2MP") and $12.0 million under proprietary programs. Trial modifications with a recorded investment of $17.2 million at June 30, 2017 were accruing loans and $0.7 million were non-accruing loans. At December 31, 2016, the loans in trial modification period were $36.4 million under HAMP, $0.1 million under 2MP and $3.0 million under proprietary programs. Trial modifications with a recorded investment of $38.1 million at December 31, 2016 were accruing loans and $1.4 million were non-accruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.

The recorded investment of TDRs, excluding those classified as PCI and those within a trial modification period discussed in the preceding paragraph, at June 30, 2017 and December 31, 2016 was $114.7 million and $82.3 million, of which 46% and 41%, respectively, were on non-accrual. See the preceding paragraph on discussion related to TDRs in trial modification period. Commercial Banking and Consumer Banking receivables accounted for 86% and 14% of the total TDRs, respectively, at June 30, 2017. Commercial Banking and Consumer Banking receivables accounted for 85.0% and 15.0% of the total TDRs, respectively at December 31, 2016. There were $7.7 million and $5.4 million as of June 30, 2017 and December 31, 2016, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

The recorded investment related to modifications qualifying as TDRs that occurred during the quarters ended June 30, 2017 and 2016 were $18.7 million and $6.1 million, and $92.7 million and $19.8 million for the six month periods, respectively. The recorded investment as of June 30, 2017 and 2016 of TDRs that experience a payment default (payment default is one missed payment), during the quarters ended June 30, 2017 and 2016, and for which the payment default occurred within one year of the modification totaled $64.0 million and $2.0 million, respectively, and $65.6 million and $4.1 million for the six month periods, respectively. The defaults that occurred during the current quarter and year to date related to Commercial Banking and Consumer Banking.

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

Item 1.  Consolidated Financial Statements 23

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

▪
The nature of modifications qualifying as TDR’s based upon recorded investment at June 30, 2017 was comprised of payment deferrals for 44% and covenant relief and/or other for 56%. December 31, 2016 TDR recorded investment was comprised of payment deferrals for 12% and covenant relief and/or other for 88%.

▪
Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods.

▪
Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the quarters ended June 30, 2017 and 2016 was not significant.

▪
Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during quarters ended June 30, 2017 and 2016 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs.

▪
The other elements of the Company’s modification programs that are not TDRs, do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

Reverse Mortgages

Consumer loans within continuing operations include an outstanding balance of $841.0 million and $858.9 million at June 30, 2017 and December 31, 2016, respectively, related to the reverse mortgage portfolio, of which $746.3 million and $769.6 million at June 30, 2017 and December 31, 2016, respectively, was uninsured.

The uninsured reverse mortgage portfolio consists of approximately 1,600 loans with an average borrowers’ age of 83 years old and an unpaid principal balance of $984.1 million at June 30, 2017. At December 31, 2016, the uninsured reverse mortgage portfolio consisted of approximately 1,700 loans with an average borrowers’ age of 83 years old and an unpaid principal balance of $1,027.9 million. The realizable collateral value (the lower of the collectible principal and interest or the estimated value of the home) exceeds the outstanding book balance at June 30, 2017 and December 31, 2016.

As of June 30, 2017, the Company’s estimated future advances to reverse mortgagors are as follows:

Future Advances (dollars in millions)

Year Ending:
2017	$7.7
2018	11.4
2019	9.5
2020	7.8
2021	6.4
Years 2022 – 2026	17.6
Years 2027 – 2031	5.4
Years 2032 – 2036	1.4
Thereafter	0.3
Total (1),(2)	$67.5

(1)	This table does not take into consideration cash inflows including payments from mortgagors or payoffs based on contractual terms.

(2)
This table includes the reverse mortgages supported by the Company as a result of the IndyMac loss-share agreements with the FDIC. As of June 30, 2017, the Company is responsible for funding up to a remaining $62 million of the total amount.

Serviced Loans

As a result of the OneWest Transaction, the Company services Home Equity Conversion Mortgages (“HECM”) reverse mortgage loans sold to Agencies (Fannie Mae) and securitized into GNMA HECM mortgage-backed securities (“HMBS”) pools. HECM loans transferred into the HMBS program have not met all the requirements for sale accounting, and therefore,

24 CIT GROUP INC.

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

In the quarter ended June 30, 2017, the Company repurchased $27.4 million (unpaid principal balance) of additional HECM loans, of which $21.2 million were classified as AHFS and the remaining $6.2 million were classified as HFI. As of June 30, 2017, the Company had an outstanding balance of $147.1 million of HECM loans, of which $52.4 million (unpaid principal balance) is classified as AHFS with no remaining purchase discount and $63.7 million is classified as HFI accounted for as PCI loans with an associated remaining purchase discount of $7.9 million. Serviced loans also include $38.9 million that are classified as HFI, which are accounted for under the effective yield method, with no remaining purchase discount. As of December 31, 2016, the Company had an outstanding balance of $122.2 million of HECM loans, of which $32.8 million (unpaid principal balance) were classified as AHFS with a remaining purchase discount of $0.1 million, $68.1 million were classified as HFI accounted for as PCI loans with an associated remaining purchase discount of $9.1 million. Serviced loans also included $30.4 million that were classified as HFI, accounted for under the effective yield method and have no remaining purchase discount.

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

Allowance for Loan Losses and Recorded Investment in Loans (dollars in millions)

	Commercial Banking	Consumer Banking	Total
Quarter Ended June 30, 2017
Balance - March 31, 2017	$424.0	$24.6	$448.6
Provision for credit losses	(0.2)	4.6	4.4
Other(1)	1.0	(0.3)	0.7
Gross charge-offs(2)	(32.3)	(0.9)	(33.2)
Recoveries	5.3	0.2	5.5
Balance - June 30, 2017	$397.8	$28.2	$426.0
Six Months Ended June 30, 2017
Balance - December 31, 2016	$408.4	$24.2	$432.6
Provision for credit losses	49.0	5.1	54.1
Other(1)	(5.2)	(0.3)	(5.5)
Gross charge-offs(2)	(64.7)	(1.5)	(66.2)
Recoveries	10.3	0.7	11.0
Balance - June 30, 2017	$397.8	$28.2	$426.0
Allowance balance at June 30, 2017
Loans individually evaluated for impairment	$33.4	$—	$33.4
Loans collectively evaluated for impairment	357.0	17.9	374.9
Loans acquired with deteriorated credit quality(3)	7.4	10.3	17.7
Allowance for loan losses	$397.8	$28.2	$426.0
Other reserves(1)	$49.0	$—	$49.0
Loans at June 30, 2017
Loans individually evaluated for impairment	$231.6	$—	$231.6
Loans collectively evaluated for impairment	22,008.6	4,587.0	26,595.6
Loans acquired with deteriorated credit quality(3)	101.0	2,103.5	2,204.5
Ending balance	$22,341.2	$6,690.5	$29,031.7
Percent of loans to total loans	77.0%	23.0%	100%

Item 1.  Consolidated Financial Statements 25

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans (dollars in millions)
	Commercial Banking	Consumer Banking	Total
Quarter Ended June 30, 2016
Balance - March 31, 2016	$386.0	$14.8	$400.8
Provision for credit losses	22.2	1.1	23.3
Other(1)	3.5	(0.1)	3.4
Gross charge-offs(2)	(38.0)	(0.5)	(38.5)
Recoveries	3.3	0.8	4.1
Balance - June 30, 2016	$377.0	$16.1	$393.1
Six Months Ended June 30, 2016
Balance - December 31, 2015	$336.8	$10.2	$347.0
Provision for credit losses	108.6	4.2	112.8
Other(1)	(1.6)	1.3	(0.3)
Gross charge-offs(2)	(74.1)	(1.2)	(75.3)
Recoveries	7.3	1.6	8.9
Balance - June 30, 2016	$377.0	$16.1	$393.1
Allowance balance at June 30, 2016
Loans individually evaluated for impairment	$29.4	$—	$29.4
Loans collectively evaluated for impairment	345.0	15.4	360.4
Loans acquired with deteriorated credit quality(3)	2.6	0.7	3.3
Allowance for loan losses	$377.0	$16.1	$393.1
Other reserves(1)	$44.7	$0.2	$44.9
Loans at June 30, 2016
Loans individually evaluated for impairment	$157.3	$—	$157.3
Loans collectively evaluated for impairment	22,691.2	4,767.3	27,458.5
Loans acquired with deteriorated credit quality(3)	125.2	2,352.8	2,478.0
Ending balance	$22,973.7	$7,120.1	$30,093.8
Percentage of loans to total loans	76.3%	23.7%	100%

(1)
“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other liabilities. “Other” also includes changes relating to loans that were charged off and reimbursed by the FDIC under the indemnification provided by the FDIC, sales and foreign currency translations.

(2)
Gross charge-offs of amounts specifically reserved in prior periods that were charged directly to the Allowance for loan losses included $16.8 million and $31.6 million for the quarter and six months ended June 30, 2017, respectively, and $15.0 million and $22.4 million for the quarter and six months ended June 30, 2016, respectively. The charge-offs related to Commercial Banking for all periods.

(3)	Represents loans considered impaired as part of the OneWest transaction and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

26 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 5 — INVESTMENT SECURITIES

Investments include debt and equity securities. The Company’s debt securities include U.S. Government Agency securities, U.S. Treasury securities, residential mortgage-backed securities (“MBS”), and supranational securities. Equity securities include common stock and warrants, along with restricted stock in the Federal Home Loan Bank (“FHLB”) and FRB.

Investment Securities (dollars in millions)

	June 30, 2017	December 31, 2016
Available-for-sale securities
Debt securities	$4,765.0	$3,674.1
Equity securities	34.5	34.1
Held-to-maturity securities
Debt securities(1)	218.6	243.0
Securities carried at fair value with changes recorded in net income
Debt securities	255.6	283.5
Non-marketable investments(2)	256.3	256.4
Total investment securities	$5,530.0	$4,491.1

(1)	Recorded at amortized cost.

(2)
Non-marketable investments include restricted stock of the FRB and FHLB carried at cost of $233.4 million at June 30, 2017 and $239.7 million at December 31, 2016. The remaining non-marketable investments include ownership interests greater than 3% in limited partnership investments that are accounted for under the equity method, other investments carried at cost, which include qualified Community Reinvestment Act (CRA) investments, equity fund holdings and shares issued by customers during loan work out situations or as part of an original loan investment, totaling $22.9 million and $16.7 million at June 30, 2017 and December 31, 2016, respectively.

Realized investment gains totaled $0.8 million and $0.9 million for the quarters ended June 30, 2017 and 2016, and $2.3 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively, and exclude losses from OTTI.

In addition, the Company had $4.7 billion and $5.6 billion of interest bearing deposits at banks at June 30, 2017 and December 31, 2016, respectively, which are cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income — investments	$30.6	$19.8	$58.4	$39.0
Interest income — interest bearing deposits	23.8	8.3	36.3	16.7
Dividends — investments	2.5	3.0	5.8	6.4
Total interest and dividends	$56.9	$31.1	$100.5	$62.1

Item 1.  Consolidated Financial Statements 27

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents amortized cost and fair value of securities available for sale (“AFS”) and securities held-to-maturity ("HTM").

Amortized Cost and Fair Value (dollars in millions)

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities AFS
Mortgage-backed Securities
U.S. government agency securities	$3,124.7	$2.3	$(35.9)	$3,091.1
Non-agency securities	429.0	28.7	(0.8)	456.9
U.S. government agency obligations	549.9	—	(4.2)	545.7
U.S. Treasury Securities	372.3	—	(0.3)	372.0
Supranational securities	299.3	—	—	299.3
Total debt securities AFS	4,775.2	31.0	(41.2)	4,765.0
Equity securities AFS	35.4	—	(0.9)	34.5
Total securities AFS	4,810.6	31.0	(42.1)	4,799.5
Debt securities HTM
Mortgage-backed securities
U.S. government agency securities	95.5	0.5	(2.7)	93.3
State and municipal	18.8	—	(0.4)	18.4
Corporate — foreign	104.3	7.6	—	111.9
Total debt securities HTM	218.6	8.1	(3.1)	223.6
Total	$5,029.2	$39.1	$(45.2)	$5,023.1

December 31, 2016
Debt Securities AFS
Mortgage-backed Securities
U.S. government agency securities	$2,073.6	$1.6	$(32.3)	$2,042.9
Non-agency securities	471.7	15.6	(1.8)	485.5
U.S. government agency obligations	649.9	—	(3.9)	646.0
U.S. Treasury Securities	299.9	—	(0.4)	299.5
Supranational securities	200.2	—	—	200.2
Total debt securities AFS	3,695.3	17.2	(38.4)	3,674.1
Equity securities AFS	35.0	—	(0.9)	34.1
Total securities AFS	3,730.3	17.2	(39.3)	3,708.2
Debt securities HTM
Mortgage-backed securities
U.S. government agency securities	110.0	0.7	(3.3)	107.4
State and municipal	27.7	—	(0.5)	27.2
Foreign government	2.4	—	—	2.4
Corporate — foreign	102.9	6.2	—	109.1
Total debt securities HTM	243.0	6.9	(3.8)	246.1
Total	$3,973.3	$24.1	$(43.1)	$3,954.3

28 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the debt securities AFS and debt securities HTM by contractual maturity dates:

Maturities (dollars in millions)

	June 30, 2017
	Amortized Cost	Fair Value	Weighted Average Yield
Debt securities AFS
Mortgage-backed securities — U.S. government agency securities
After 5 but within 10 years	$49.2	$48.4	1.52%
Due after 10 years	3,075.5	3,042.7	2.36%
Total	3,124.7	3,091.1	2.35%
Mortgage-backed securities — non-agency securities
After 5 but within 10 years	21.5	21.5	4.94%
Due after 10 years	407.5	435.4	6.01%
Total	429.0	456.9	5.95%
U.S. government agency obligations
After 1 but within 5 years	549.9	545.7	1.22%
Total	549.9	545.7	1.22%
U.S. Treasury Securities
Due within 1 year	349.4	349.2	0.88%
After 1 but within 5 years	22.9	22.8	1.01%
Total	372.3	372.0	0.89%
Supranational securities
Due within 1 year	299.3	299.3	1.06%
Total	299.3	299.3	1.06%
Total debt securities AFS	$4,775.2	$4,765.0	2.35%
Debt securities HTM
Mortgage-backed securities — U.S. government agency securities
Due after 10 years	$95.5	$93.3	2.42%
Total	95.5	93.3	2.42%
State and municipal
Due within 1 year	0.4	0.4	2.09%
After 1 but within 5 years	0.3	0.3	2.46%
After 5 but within 10 years	0.3	0.3	2.70%
Due after 10 years	17.8	17.4	2.33%
Total	18.8	18.4	2.34%
Corporate — Foreign securities
After 1 but within 5 years	104.3	111.9	4.16%
Total	104.3	111.9	4.16%
Total debt securities HTM	$218.6	$223.6	3.24%

Item 1.  Consolidated Financial Statements 29

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the gross unrealized losses and estimated fair value of AFS securities and HTM securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position.

Gross Unrealized Loss (dollars in millions)

	June 30, 2017
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Securities AFS
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$2,379.5	$(35.4)	$14.1	$(0.5)
Non-agency securities	14.1	(0.4)	0.5	(0.4)
U.S. government agency obligations	545.7	(4.2)	—	—
U.S. Treasury Securities	222.2	(0.3)	—	—
Total debt securities AFS	3,161.5	(40.3)	14.6	(0.9)
Equity securities AFS	34.3	(0.6)	0.1	(0.3)
Total securities available-for-sale	3,195.8	(40.9)	14.7	(1.2)

Debt Securities HTM
Mortgage-backed securities
U.S. government agency securities	58.6	(1.4)	24.3	(1.3)
State and municipal	0.9	—	14.9	(0.4)
Total debt securities held-to-maturity	59.5	(1.4)	39.2	(1.7)
Total	$3,255.3	$(42.3)	$53.9	$(2.9)

	December 31, 2016
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$1,589.6	$(31.8)	$13.8	$(0.5)
Non-agency securities	56.5	(1.4)	15.8	(0.4)
U.S. government agency obligations	546.1	(3.9)	—	—
U.S. Treasury Securities	299.5	(0.4)	—	—
Total debt securities AFS	2,491.7	(37.5)	29.6	(0.9)
Equity securities AFS	34.1	(0.9)	—	—
Total securities available-for-sale	2,525.8	(38.4)	29.6	(0.9)
Debt securities HTM
Mortgage-backed securities
U.S. government agency securities	68.2	(1.7)	26.7	(1.6)
State and municipal	3.8	(0.1)	22.4	(0.4)
Total securities held-to-maturity	72.0	(1.8)	49.1	(2.0)
Total	$2,597.8	$(40.2)	$78.7	$(2.9)

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

30 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the accretable yield for PCI securities are summarized below for the quarter ended June 30, 2017 and June 30, 2016:

Changes in Accretable Yield (dollars in millions)

	Quarter Ended June 30, 2017	Six Months Ended June 30, 2017
Balance, beginning of period	$158.2	$165.0
Accretion into interest income	(6.3)	(12.8)
Reclassifications from non-accretable difference due to improving cash flows	0.4	0.5
Reclassifications to non-accretable difference due to decreasing cash flows	(0.3)	(0.7)
Disposals and other	0.1	0.1
Balance at June 30, 2017	$152.1	$152.1

	Quarter Ended June 30, 2016	Six Months Ended June 30, 2016
Balance, beginning of period	$185.1	$189.0
Accretion into interest income	(7.4)	(15.2)
Reclassifications from non-accretable difference	1.5	5.4
Balance at June 30, 2016	$179.2	$179.2

The estimated fair value of PCI securities was $450.5 million and $478.9 million with a par value of $569.6 million and $615.2 million as of June 30, 2017, and December 31, 2016, respectively.

Securities Carried at Fair Value with Changes Recorded in Net Income (dollars in millions)

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed Securities — Non-agency	$243.0	$12.7	$(0.1)	$255.6
Total securities held at fair value with changes recorded in net income	$243.0	$12.7	$(0.1)	$255.6
December 31, 2016
Mortgage-backed Securities — Non-agency	$277.5	$6.7	$(0.7)	$283.5
Total securities held at fair value with changes recorded in net income	$277.5	$6.7	$(0.7)	$283.5

Securities Carried at Fair Value with Changes Recorded in Net Income — Amortized Cost and Fair Value Maturities (dollars in millions)

	June 30, 2017
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — non-agency securities
After 5 but within 10 years	$0.3	$0.3	41.82%
Due after 10 years	242.7	255.3	4.89%
Total	$243.0	$255.6	4.94%

Other Than Temporary Impairment (“OTTI”)

The Company conducted and documented its periodic review of all securities with unrealized losses, which it performs to evaluate whether the impairment is other than temporary.

For PCI securities, management determined certain PCI securities with unrealized losses were deemed credit-related and recognized OTTI credit-related losses. There was no OTTI credit-related losses recognized for the quarter ended June 30, 2017 and $0.2 million was recognized as permanent write-downs for the quarter ended June 30, 2016, and $0.1 million and $2.2 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

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

NOTE 6 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	June 30, 2017			December 31, 2016
	CIT Group Inc.	Subsidiaries	Total	Total
Senior Unsecured	$4,545.1	$—	$4,545.1	$10,599.0
Secured borrowings:
Structured financings	—	1,680.8	1,680.8	1,925.7
FHLB advances	—	2,395.5	2,395.5	2,410.8
Total Borrowings	$4,545.1	$4,076.3	$8,621.4	$14,935.5

Unsecured Borrowings

Revolving Credit Facility

The Revolving Credit Facility has a total commitment amount of $750 million and the maturity date of the commitment is January 25, 2019. The applicable margin charged under the facility is 2.00% for LIBOR Rate loans and 1.00% for Base Rate loans.

The Revolving Credit Facility was amended in February 2017 to lower the total commitments from $1.5 billion to $1.4 billion and to further extend the final maturity date of the lenders’ commitments. On April 4, 2017, upon consummation of the Commercial Air Sale, the total commitment amount under the Revolving Credit Facility was reduced from $1.4 billion to $750 million and the covenant requiring that the Company maintain a minimum $6 billion consolidated net worth was replaced by a covenant requiring that the Company maintain a minimum Tier 1 capital ratio of 9.0%. Also upon the consummation of the Commercial Air Sale, one of the nine domestic operating subsidiaries of the Company was discharged and released as a guarantor under the Revolving Credit Facility. As of June 30, 2017, the Revolving Credit Facility was unsecured and was guaranteed by eight of the Company’s domestic operating subsidiaries. In addition, the applicable required minimum guarantor asset coverage ratio ranged from 1.0:1.0 to 1.5:1.0 and was 1.25:1.0 at this date.

The Revolving Credit Facility may be drawn and prepaid at the option of CIT. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty. There were no outstanding borrowings at June 30, 2017 and December 31, 2016. The amount available to draw upon at June 30, 2017 was approximately $640 million, with the remaining amount of approximately $110 million being utilized for issuance of letters of credit to customers.

Senior Unsecured Notes

The following table presents the principal amounts by maturity date.

Senior Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
February 2019	5.500%	February 2012	$781.0
February 2019	3.875%	February 2014	1,000.0
May 2020	5.375%	May 2012	750.0
August 2022	5.000%	August 2012	1,250.0
August 2023	5.000%	August 2013	750.0
Weighted average rate and total	4.900%		$4,531.0

32 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On April 4, 2017, CIT gave notice and redeemed on May 4, 2017, 100% of the aggregate principal amount (approximately $4.84 billion) of its outstanding (i) $1,725.8 million, 4.250% Senior Unsecured Notes due August 2017; (ii) $1,465.0 million, 5.250% Senior Unsecured Notes due March 2018; (iii) $695.0 million, 6.625% Series C Unsecured Notes due April 2018; and (iv) $955.9 million, 5.000% Senior Unsecured Notes due May 2018, at an aggregate premium of $98 million.

In addition, on April 4, 2017, CIT commenced an offer to purchase for cash (the “Debt Tender Offer”) up to $950 million in the aggregate of its (i) 5.500% Series C Unsecured Notes due February 2019; (the "2019 Notes") (ii) 5.375% Senior Unsecured Notes due May 2020 (the "2020 Notes"); and (iii) 5.000% Senior Unsecured Notes due August 2022 (the “2022 Notes” and, together with the 2019 Notes and the 2020 Notes, the “Notes”). On April 18, 2017, CIT elected to increase the aggregate maximum principal amount of Notes accepted for purchase in the Tender Offer and a total principal amount of $969 million of our 5.500% Series C Unsecured Notes due 2019 were repurchased for total consideration of $1.04 billion, including a premium of $59 million and accrued interest of $9 million.

In addition to the premium payments noted above, included in the loss on debt extinquishments of $164.8 million for the quarter ended June 30, 2017 are transaction costs and acceleration of deferred costs.

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

In addition to the above table, there is an unsecured note outstanding with a 6.0% coupon and a carrying value of $39 million (par value of $51 million) that matures in 2036.

Secured Borrowings

At June 30, 2017, the Company had pledged assets (including collateral for the FRB discount window) of $13.7 billion, which included $12.2 billion of loans, $1.2 billion of operating lease assets, $0.2 billion of cash and $0.1 billion of investment securities.

FHLB Advances

As a member of the FHLB of San Francisco, CIT Bank, N.A. can access financing based on an evaluation of its creditworthiness, statement of financial position, size and eligibility of collateral. The interest rates charged by the FHLB for advances typically vary depending upon maturity, the cost of funds of the FHLB, and the collateral provided for the borrowing and the advances are secured by certain Bank assets and bear either a fixed or floating interest rate. The FHLB advances are collateralized by MBS securities and a variety of consumer and commercial loans, including SFR mortgage loans, multi-family mortgage loans, commercial real estate loans, certain foreclosed properties and certain amounts receivable under a loss sharing agreement with the FDIC.

As of June 30, 2017, the Company had $5.1 billion of financing availability with the FHLB, of which $2.5 billion was unused and available, and $197.4 million was being utilized for issuance of letters of credit related to deposits. FHLB Advances as of June 30, 2017 have a weighted average rate of 1.45%. The following table includes the total outstanding FHLB Advances, and respective pledged assets.

FHLB Advances with Pledged Assets Summary (dollars in millions)

	June 30, 2017		December 31, 2016
	FHLB Advances	Pledged Assets	FHLB Advances	Pledged Assets
Total	$2,395.5	$6,048.9	$2,410.8	$6,389.7

Structured Financings

Set forth in the following table are amounts primarily related to structured financings of and assets owned by consolidated VIEs. Creditors of these VIEs received ownership and/or security interests in the assets. These entities are intended to be

Item 1.  Consolidated Financial Statements 33

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. Structured financings as of June 30, 2017 had a weighted average rate of 3.58%, which ranged from 0.56% to 5.74%.

Structured Financings and Pledged Assets Summary (dollars in millions)

	June 30, 2017		December 31, 2016
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Business Capital	$830.1	$2,704.4	$949.8	$2,608.0
Rail(1)	812.1	1,294.6	860.1	1,327.5
Commercial Finance	—	—	—	0.2
Subtotal — Commercial Banking	1,642.2	3,999.0	1,809.9	3,935.7
Non-Strategic Portfolios	38.6	38.6	115.8	212.6
Total	$1,680.8	$4,037.6	$1,925.7	$4,148.3

(1)
At June 30, 2017, the TRS Transactions related borrowings and pledged assets, respectively, of $511.3 million and $827.2 million were included in Commercial Banking. The TRS Transactions are described in Note 7 — Derivative Financial Instruments.

Not included in the above table are secured borrowings of discontinued operations of $321.6 million and $1,571.0 million, at June 30, 2017, and December 31, 2016, respectively. See Note 2 — Discontinued Operations.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight, borrowings. The borrowing capacity is determined by the FRB based on the collateral pledged.

There were no outstanding borrowings with the FRB Discount Window as of June 30, 2017 and December 31, 2016.

Variable Interest Entities (“VIEs”)

Described below are the results of the Company’s assessment of its variable interests in order to determine its current status with regards to being the VIE primary beneficiary.

Consolidated VIEs

The Company utilizes VIEs in the ordinary course of business to support its own and its customers’ financing needs. Each VIE is a separate legal entity and maintains its own books and records.

The most significant types of VIEs that CIT utilizes are ‘on balance sheet’ secured financings of pools of leases and loans originated by the Company where the Company is the primary beneficiary. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion.

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

As a result of the OneWest Transaction, the Company has certain contractual obligations related to the HECM loans and the GNMA HMBS securitizations, which is a VIE for which CIT is not the primary beneficiary. The Company, as servicer of these HECM loans, is currently obligated to fund future borrower advances, which include fees paid to taxing authorities for borrowers’ unpaid taxes and insurance, mortgage insurance premiums and payments made to borrowers for line of credit draws on HECM loans. In addition, the Company is required to repurchase the HECM loans once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount or when the property forecloses to OREO, which reduces the secured borrowing balance. Additionally the Company services $149.4 million and $160.2 million of HMBS outstanding principal balance at June 30, 2017 and December 31, 2016, respectively, for transferred loans securitized by IndyMac for which OneWest Bank prior to the acquisition had purchased the mortgage servicing rights (“MSRs”) in connection with the IndyMac

34 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Transaction. The carrying value of the MSRs was not significant at June 30, 2017 and December 31, 2016. As the HECM loans are federally insured by the FHA and the secured borrowings guaranteed to the investors by GNMA, the Company does not believe maximum loss exposure as a result of its involvement is material.

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

Unconsolidated VIEs (dollars in millions)

	Unconsolidated VIEs Carrying Value		Unconsolidated VIEs Carrying Value
	June 30, 2017		December 31, 2016
	Securities	Partnership Investment	Securities	Partnership Investment
Agency securities	$3,186.7	$—	$2,152.9	$—
Non agency securities — Other servicer	712.3	—	769.0	—
Tax credit equity investments	—	215.4	—	167.7
Equity investments	—	14.0	—	11.4
Total Assets	$3,899.0	$229.4	$2,921.9	$179.1
Commitments to tax credit investments	$—	$100.2	$—	$62.3
Total Liabilities	$—	$100.2	$—	$62.3
Maximum loss exposure(1)	$3,899.0	$229.4	$2,921.9	$179.1

(1)	Maximum loss exposure to the unconsolidated VIEs excludes the liability for representations and warranties, corporate guarantees and also excludes servicing advances.

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS

As part of managing exposure to interest rate and foreign currency risk, the Company enters into derivative transactions with other financial institutions. The Company also enters into derivative contracts with customers as part of its Commercial Banking business. The Company does not enter into derivative financial instruments for proprietary trading or speculative purposes.

See Note 1 — Business and Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further description of its derivative transaction policies.

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	June 30, 2017			December 31, 2016
Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Foreign currency forward contracts — net investment hedges	$952.5	$—	$(42.8)	$817.9	$16.9	$—
Total Qualifying Hedges	952.5	—	(42.8)	817.9	16.9	—
Non-Qualifying Hedges
Interest rate swaps(2)	6,335.7	61.6	(31.2)	5,309.2	63.0	(50.1)
Written options	2,732.7	—	(0.8)	2,626.5	0.1	(1.0)
Purchased options	2,518.4	0.8	—	2,129.6	1.0	(0.1)
Foreign currency forward contracts	1,425.3	16.6	(27.5)	1,329.8	30.2	(6.0)
Total Return Swap (TRS)	165.8	—	(12.6)	587.5	—	(11.3)
Equity Warrants	1.0	0.3	—	1.0	0.2	—
Interest Rate Lock Commitments	6.9	0.1	—	20.7	0.1	(0.1)
Forward Sale Commitments on Agency MBS	9.0	—	—	39.0	0.1	—
Credit derivatives	265.4	—	(0.1)	267.6	—	(0.2)
Total Non-qualifying Hedges	13,460.2	79.4	(72.2)	12,310.9	94.7	(68.8)
Total Hedges	$14,412.7	$79.4	$(115.0)	$13,128.8	$111.6	$(68.8)

(1)	Presented on a gross basis.

(2)	Fair value balances include accrued interest.

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
The total facility capacity available under the Dutch TRS was $625 million at June 30, 2017 and December 31, 2016. The utilized portion reflects the borrowing.

The aggregate “notional amounts” of the Dutch TRS of $165.8 million at June 30, 2017, and the TRS Transactions of $587.5 million at December 31, 2016, represent the aggregate unused portions and constitute derivative financial instruments. These notional amounts were calculated as the maximum facility commitment amount, $625 million, under the Dutch TRS less the actual adjusted qualifying borrowing base outstanding of $459.2 million under the facility at June 30, 2017, and the maximum aggregate facility commitment amount, $1,062.3 million, under the Canadian TRS and Dutch TRS less the aggregate actual adjusted qualifying borrowing base outstanding of $474.8 million under the facilities at December 31, 2016. The notional amounts of the derivative will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying ABS to investors. If CIT funds additional ABS under the Dutch TRS, the aggregate adjusted qualifying borrowing base of the total return swaps will increase and the notional amount of the derivatives will decrease accordingly.

Based on the Company’s valuation, a liability of $12.6 million and $11.3 million was recorded at June 30, 2017, and December 31, 2016, respectively. The increase in liability of $0.4 million and $1.3 million was recognized as a reduction to Other Income for the quarter and six months ended June 30, 2017, respectively. The decrease in liability of $8.6 million and $26.8 million was recognized as an increase to Other Income for the quarter and six months ended June 30, 2016, respectively.

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

Offsetting of Derivative Assets and Liabilities (dollars in millions)(1)

				Gross Amounts not offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Derivative Financial Instruments(2)	Cash Collateral Pledged/ (Received)(2)(3)	Net Amount
June 30, 2017
Derivative assets	$79.4	$—	$79.4	$(26.5)	$(3.5)	$49.4
Derivative liabilities	(115.0)	—	(115.0)	26.5	55.6	(32.9)
December 31, 2016
Derivative assets	$111.6	$—	$111.6	$(30.9)	$(48.7)	$32.0
Derivative liabilities	(68.8)	—	(68.8)	30.9	5.0	(32.9)

(1)
Due to a change in clearinghouse rules, the Company accounts for swap contracts cleared by the Chicago Mercantile Exchange (“CME”) as “settled-to-market” effective January 2017. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. The Company’s swap contracts cleared by LCH Clearnet (“LCH”) continue to be accounted for as “collateralized-to-market” and variation margin balances are characterized as collateral against derivative exposures. At June 30, 2017, gross amount of recognized assets and liabilities were lower by $4.1 million and $20.4 million, respectively.

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

36 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the impact of derivatives on the statements of income.

Derivative Instrument Gains and Losses (dollars in millions)

		Quarters Ended June 30,		Six Months Ended June 30,
Derivative Instruments	Gain / (Loss) Recognized	2017	2016	2017	2016
Non Qualifying Hedges
Interest rate swaps	Other income	$0.5	$—	$2.7	$(2.6)
Interest rate options	Other income	0.1	—	0.2	0.4
Foreign currency forward contracts	Other income	(20.8)	21.6	(27.8)	(12.3)
Equity warrants	Other income	0.2	—	0.1	(0.3)
Total Return Swap (TRS)	Other income	(0.4)	8.6	(1.3)	26.8
Interest Rate Lock Commitments	Other income	—	0.1	0.1	0.1
Forward Sale Commitments on Agency MBS	Other income	(0.2)	—	(0.3)	—
Credit Derivatives	Other income	—	0.3	—	1.2
Total Non-qualifying Hedges		$(20.6)	$30.6	$(26.3)	$13.3
Total derivatives-income statement impact		$(20.6)	$30.6	$(26.3)	$13.3

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Quarter Ended June 30, 2017
Foreign currency forward contracts — net investment hedges	$6.5	$—	$6.5	$(32.8)	$(39.3)
Total	$6.5	$—	$6.5	$(32.8)	$(39.3)
Quarter Ended June 30, 2016
Foreign currency forward contracts — net investment hedges	$—	$—	$—	$5.7	$5.7
Total	$—	$—	$—	$5.7	$5.7
Six Months Ended June 30, 2017
Foreign currency forward contracts — net investment hedges	$13.4	$—	$13.4	$(41.7)	$(55.1)
Total	$13.4	$—	$13.4	$(41.7)	$(55.1)
Six Months Ended June 30, 2016
Foreign currency forward contracts — net investment hedges	$1.8	$—	$1.8	$(32.3)	$(34.1)
Total	$1.8	$—	$1.8	$(32.3)	$(34.1)

NOTE 8 — FAIR VALUE

Fair Value Hierarchy

The Company is required to report fair value measurements for specified classes of assets and liabilities. See Note 1 — Business and Summary of Significant Accounting Policies for a description of fair value measurement policy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
June 30, 2017
Assets
Debt Securities AFS	$4,765.0	$349.3	$3,958.9	$456.8
Securities carried at fair value with changes recorded in net income	255.6	—	—	255.6
Equity Securities AFS	34.5	0.2	34.3	—
Derivative assets at fair value — non-qualifying hedges(1)	79.4	—	79.3	0.1
Total	$5,134.5	$349.5	$4,072.5	$712.5
Liabilities
Derivative liabilities at fair value — non-qualifying hedges(1)	$(72.2)	$—	$(59.5)	$(12.7)
Derivative liabilities at fair value — qualifying hedges	(42.8)	—	(42.8)	—
Consideration holdback liability	(46.1)	—	—	(46.1)
FDIC True-up Liability	(64.3)	—	—	(64.3)
Total	$(225.4)	$—	$(102.3)	$(123.1)
December 31, 2016
Assets
Debt Securities AFS	$3,674.1	$200.1	$2,988.5	$485.5
Securities carried at fair value with changes recorded in net income	283.5	—	—	283.5
Equity Securities AFS(2)	34.1	0.3	33.8	—
Derivative assets at fair value — non-qualifying hedges(1)	94.7	—	94.7	—
Derivative assets at fair value — qualifying hedges	16.9	—	16.9	—
Total	$4,103.3	$200.4	$3,133.9	$769.0
Liabilities
Derivative liabilities at fair value — non-qualifying hedges(1)	$(68.8)	$—	$(57.3)	$(11.5)
Consideration holdback liability	(47.2)	—	—	(47.2)
FDIC True-up Liability	(61.9)	—	—	(61.9)
Total	$(177.9)	$—	$(57.3)	$(120.6)

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

38 CIT GROUP INC.

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

Consideration Holdback Liability — In connection with the OneWest acquisition, the parties negotiated 4 separate holdbacks related to select trailing risks, totaling $116 million, which reduced the cash consideration paid at closing. Any unapplied Holdback funds at the end of the respective holdback periods, which range from 1 – 5 years, are payable to the former OneWest shareholders. Unused funds for any of the four holdbacks cannot be applied against another holdback amount. The range of potential holdback to be paid is from $0 to $116 million. Based on management’s estimate of the probability of each holdback it was determined that the probable amount of holdback to be paid was originally recorded at $62.4 million, and currently is $46.1 million. The amount expected to be paid was discounted based on CIT’s cost of funds, which approximates a market rate. This contingent consideration was measured at fair value at the Acquisition Date and is re-measured at fair value in subsequent accounting periods, with the changes in fair value recorded in the statement of income, until the related contingent issues are resolved. Gross payments, which are determined based on the Company’s probability assessment, are discounted at a rate approximating the Company’s average coupon rate on deposits and borrowings. Due to the significant unobservable inputs used to calculate the estimated fair value, these measurements are classified as Level 3.

Item 1.  Consolidated Financial Statements 39

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize information about significant unobservable inputs related to the Company’s categories of Level 3 financial assets and liabilities measured on a recurring basis as of June 30, 2017 and December 31, 2016.

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
June 30, 2017
Assets
Securities — AFS	$456.8	Discounted cash flow	Discount Rate	0.0% – 52.9%	4.8%
			Prepayment Rate	3.6% – 22.7%	9.0%
			Default Rate	0.0% – 9.3%	3.6%
			Loss Severity	0.6% – 76.4%	38.0%
Securities carried at fair value with changes recorded in net income	255.6	Discounted cash flow	Discount Rate	1.5% – 47.7%	4.9%
			Prepayment Rate	5.3% – 18.8%	11.9%
			Default Rate	3.0% – 8.8%	4.6%
			Loss Severity	13.1% – 43.8%	25.9%
Derivative assets — non qualifying	0.1	Internal valuation model	Borrower Rate	3.4% – 5.0%	4.1%
Total Assets	$712.5
Liabilities
FDIC True-up liability	$(64.3)	Discounted cash flow	Discount Rate	2.5%	2.5%
Consideration holdback liability	(46.1)	Discounted cash flow	Payment Probability	28.0% – 100%	40.9%
			Discount Rate	1.2% – 4.2%	1.8%
Derivative liabilities — non-qualifying	(12.7)	Market Comparables(1)
Total Liabilities	$(123.1)
December 31, 2016
Assets
Securities — AFS	$485.5	Discounted cash flow	Discount Rate	0.0% – 96.4%	5.5%
			Prepayment Rate	3.2% – 21.2%	8.8%
			Default Rate	0.0% – 9.0%	3.9%
			Loss Severity	1.0% – 79.8%	36.3%
Securities carried at fair value with changes recorded in net income	283.5	Discounted cash flow	Discount Rate	0.0% – 34.6%	5.6%
			Prepayment Rate	6.1% – 16.2%	11.9%
			Default Rate	1.9% – 8.1%	4.6%
			Loss Severity	22.2% – 44.7%	25.8%
Total Assets	$769.0
Liabilities
FDIC True-up liability	$(61.9)	Discounted cash flow	Discount Rate	3.2%	3.2%
Consideration holdback liability	(47.2)	Discounted cash flow	Payment Probability	0% – 100%	40.9%
			Discount Rate	1.3% – 4.0%	2.1%
Derivative liabilities — non-qualifying	(11.5)	Market Comparables(1)
Total Liabilities	$(120.6)

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

▪
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

40 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

flows are discounted at a rate which considers other costs and risks, such as market risk and liquidity. Under the indirect method, contractual cash flows are discounted at a rate which reflects the costs and risks associated with the likelihood of generating the contractual cash flows.

▪
Market comparables — Market comparable(s) pricing valuation techniques are used to determine the estimated fair value of certain instruments by incorporating known inputs such as recent transaction prices, pending transactions, or prices of other similar investments which require significant adjustment to reflect differences in instrument characteristics.

▪
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

▪	Default rate — is an estimate of the likelihood of not collecting contractual amounts owed expressed as a constant default rate.

▪
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

▪	Loss severity — is the percentage of contractual cash flows lost in the event of a default.

▪	Prepayment rate — is the estimated rate at which forecasted prepayments of principal of the related loan or debt instrument are expected to occur, expressed as a constant prepayment rate (“CPR”).

▪	Payment Probability — is an estimate of the likelihood the consideration holdback amount will be required to be paid expressed as a percentage.

▪	Borrower rate — Mortgage rate committed to the borrower by CIT Bank. Effective for up to 90 days.

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

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Item 1.  Consolidated Financial Statements 41

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Securities carried at fair value with changes recorded in net income	FDIC Receivable	Derivative assets- non- qualifying(1)	Derivative liabilities- non- qualifying(2)	FDIC True-up Liability	Consideration holdback Liability
December 31, 2016	$485.5	$283.5	$0.6	$—	$(11.5)	$(61.9)	$(47.2)
Included in earnings	(2.9)	8.0	0.7	0.1	(1.2)	(2.4)	1.1
Included in comprehensive income	14.0	—	—	—	—	—	—
Impairment	(0.1)	—	—	—	—	—	—
Settlements	(39.7)	(35.9)	—	—	—	—	—
Balance as of June 30, 2017	$456.8	$255.6	$1.3	$0.1	$(12.7)	$(64.3)	$(46.1)
December 31, 2015	$567.1	$339.7	$54.8	$—	$(55.5)	$(56.9)	$(60.8)
Included in earnings	(3.1)	5.5	5.0	0.2	26.8	(2.8)	(0.7)
Included in comprehensive income	12.5	—	—	—	—	—	—
Impairment	(2.2)	—	—	—	—	—	—
Settlements	(50.9)	(32.6)	(6.6)	—	—	—	14.3
Balance as of June 30, 2016	$523.4	$312.6	$53.2	$0.2	$(28.7)	$(59.7)	$(47.2)

(1)	Valuation of Interest Rate Lock Commitments

(2)	Valuation of the derivatives related to the TRS Transactions and written options on certain CIT Bank CDs.

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of key inputs to a fair value measurement may result in a transfer of assets or liabilities between Level 1, 2 and 3. The Company’s policy is to recognize transfers in and transfers out as of the end of the reporting period. For the quarters ended June 30, 2017 and 2016, there were no transfers into or out of Level 3.

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

The following table presents assets measured at estimated fair value on a non-recurring basis for which a non-recurring change in fair value has been recorded in the current year:

Carrying Value of Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Level at Reporting Date
	Total Carrying Value	Level 1	Level 2	Level 3	Total (Losses)
Assets
June 30, 2017
Assets held for sale	$123.6	$—	$—	$123.6	$(1.9)
Other real estate owned	17.7	—	—	17.7	(1.3)
Impaired loans	100.7	—	—	100.7	(23.5)
Total	$242.0	$—	$—	$242.0	$(26.7)
December 31, 2016
Goodwill	$51.8	$—	$—	$51.8	$(354.2)
Assets held for sale	201.6	—	—	201.6	(14.7)
Other real estate owned	22.5	—	—	22.5	(3.2)
Impaired loans	151.9	—	—	151.9	(26.8)
Total	$427.8	$—	$—	$427.8	$(398.9)

42 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Assets of continuing operations that are measured at fair value on a non-recurring basis are as follows:

Assets Held for Sale — Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. As there is no liquid secondary market for the assets held for sale in the Company’s portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs. Carrying value of assets held for sale with impairment approximates fair value at June 30, 2017 and December 31, 2016.

Other Real Estate Owned — Other real estate owned represents collateral acquired from the foreclosure of secured real estate loans. Other real estate owned is measured at LOCOM less disposition costs. Estimated fair values of other real estate owned are reviewed on a quarterly basis and any decline in value below cost is recorded as impairment. Estimated fair value is generally based upon broker price opinions or independent appraisals, adjusted for costs to sell. The estimated costs to sell are incremental direct costs to transact a sale, such as broker commissions, legal fees, closing costs and title transfer fees. The costs must be essential to the sale and would not have been incurred if the decision to sell had not been made. The range of inputs used to estimate cost to sell were 5.3% – 9.4%; which resulted in a weighted average of 5.7% at June 30, 2017. Also a significant unobservable input is the appraised value or the sales price and thus is classified as Level 3. As of the reporting date, OREO estimated fair value, including costs to sell, was $18.0 million.

Impaired Loans — Impaired finance loans of $500,000 or greater that are placed on non-accrual status are subject to periodic individual review in conjunction with the Company’s ongoing problem loan management (PLM) function. Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to contractual terms of the agreement. Impairment is measured as the shortfall between estimated value and recorded investment in the loan, with the estimated value determined using fair value of collateral and other cash flows if the loan is collateralized, the present value of expected future cash flows discounted at the contract’s effective interest rate, or observable market prices. The significant unobservable inputs result in the Level 3 classification. As of the reporting date, the carrying value of impaired loans approximates fair value.

Item 1.  Consolidated Financial Statements 43

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Fair Values of Financial Instruments

The carrying values and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, which are not required for disclosure.

Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
June 30, 2017
Financial Assets
Cash and interest bearing deposits	$5,337.9	$5,337.9	$—	$—	$5,337.9
Derivative assets at fair value — non-qualifying hedges	79.4	—	79.3	0.1	79.4
Assets held for sale (excluding leases)	170.8	—	7.4	163.8	171.2
Loans (excluding leases)	26,211.1	—	392.2	26,257.0	26,649.2
Investment securities(1)	5,530.0	349.5	4,145.9	1,039.6	5,535.0
Indemnification assets(2)	179.5	—	—	136.0	136.0
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	597.2	—	—	597.2	597.2
Financial Liabilities
Deposits(4)	(30,942.9)	—	—	(31,072.7)	(31,072.7)
Derivative liabilities at fair value — non-qualifying hedges	(72.2)	—	(59.5)	(12.7)	(72.2)
Derivative liabilities at fair value — qualifying hedges	(42.8)	—	(42.8)	—	(42.8)
Borrowings(4)	(8,700.5)	—	(7,982.0)	(1,055.3)	(9,037.3)
Credit balances of factoring clients	(1,405.3)	—	—	(1,405.3)	(1,405.3)
Other liabilities subject to fair value disclosure(5)	(682.5)	—	—	(682.5)	(682.5)
December 31, 2016
Financial Assets
Cash and interest bearing deposits	$6,430.6	$6,430.6	$—	$—	$6,430.6
Derivative assets at fair value — non-qualifying hedges	94.7	—	94.7	—	94.7
Derivative assets at fair value — qualifying hedges	16.9	—	16.9	—	16.9
Assets held for sale (excluding leases)	428.4	—	175.0	264.6	439.6
Loans (excluding leases)	26,683.0	—	390.3	26,456.4	26,846.7
Investment securities(1)	4,491.1	200.4	3,199.6	1,094.2	4,494.2
Indemnification assets(2)	233.4	—	—	201.0	201.0
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	712.2	—	—	712.2	712.2
Financial Liabilities
Deposits(4)	(32,323.2)	—	—	(32,490.9)	(32,490.9)
Derivative liabilities at fair value — non-qualifying hedges	(68.8)	—	(57.3)	(11.5)	(68.8)
Borrowings(4)	(15,097.8)	—	(14,457.8)	(1,104.9)	(15,562.7)
Credit balances of factoring clients	(1,292.0)	—	—	(1,292.0)	(1,292.0)
Other liabilities subject to fair value disclosure(5)	(1,003.6)	—	—	(1,003.6)	(1,003.6)

(1)
Level 3 estimated fair value at June 30, 2017, includes debt securities AFS ($457 million), securities carried at fair value with changes recorded in net income ($256 million), non-marketable investments ($256 million), and debt securities HTM ($71 million). Level 3 estimated fair value at December 31, 2016 included debt securities AFS ($485.5 million), debt securities carried at fair value with changes recorded in net income ($283.5 million), non-marketable investments ($256.4 million), and debt securities HTM ($68.8 million).

(2)
The indemnification assets included in the above table do not include Agency claims indemnification ($28.9 million and $108.0 million at June 30, 2017 and December 31, 2016, respectively), as they are not considered financial instruments.

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

44 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The methods and assumptions used to estimate the fair value of each class of financial instruments are explained below:

Cash and interest bearing deposits — The carrying values of cash and cash equivalents are at face amount. The impact of the time value of money from the unobservable discount rate for restricted cash is inconsequential as of June 30, 2017 and December 31, 2016. Accordingly cash and cash equivalents and restricted cash approximate estimated fair value and are classified as Level 1.

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

Assets held for sale — Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. Of the assets held for sale above, $7.0 million carrying amount at June 30, 2017 was valued using Level 2 inputs. As there is no liquid secondary market for the other assets held for sale in the Company’s portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs. Commercial loans are generally valued individually, while small ticket commercial loans are valued on an aggregate portfolio basis.

Loans — Within the Loans category, there are several types of loans as follows:

▪
Commercial and Consumer Loans — Of the loan balance above, $392.2 million and $390.3 million at June 30, 2017 and December 31, 2016, respectively, were valued using Level 2 inputs. As there is no liquid secondary market for the other loans in the Company’s portfolio, the fair value is estimated based on discounted cash flow analyses which use Level 3 inputs at both June 30, 2017 and December 31, 2016. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. As these Level 3 unobservable inputs are specific to individual loans/collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at June 30, 2017 was $26.6 billion which was 101.7% of carrying value. The fair value of loans at December 31, 2016 was $26.8 billion, which was 100.6% of carrying value.

▪
Impaired Loans — The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, the present value of expected cash flows utilizing the current market rate for such loan, or observable market price. As these Level 3 unobservable inputs are specific to individual loans/collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of June 30, 2017, the UPB related to impaired loans totaled $241.8 million. Including related allowances, these loans are carried at $198.2 million, or 82.0% of UPB. Of these amounts, $84.8 million and $74.7 million of UPB and carrying value, respectively, relate to loans with no specific allowance. As of December 31, 2016 the UPB related to impaired loans including loans for

Item 1.  Consolidated Financial Statements 45

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

which the Company was applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), totaled $244.3 million. Including related allowances, these loans were carried at $188.2 million, or 77.0% of UPB. Of these amounts, $74.7 million and $55.5 million of UPB and carrying value, respectively, relate to loans with no specific allowance. The difference between UPB and carrying value reflects cumulative charge-offs on accounts remaining in process of collection, FSA discounts and allowances. See Note 3 — Loans for more information.

▪
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

▪
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

Borrowings

▪	Unsecured debt — Approximately $4.6 billion par value at June 30, 2017 and $10.6 million at December 31, 2016 were valued using market inputs, which are Level 2 inputs.

▪
Secured borrowings — Secured borrowings include both structured financings and FHLB Advances. Approximately $3.0 billion par value at June 30, 2017 and $3.3 billion par value at December 31, 2016 were valued using market inputs, which are Level 2 inputs. Where market estimates were not available for approximately $1.0 billion and $1.1 billion par value at June 30, 2017 and December 31, 2016, respectively, values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar debt, which are Level 3 inputs. Included in the above, the estimated fair value of FHLB Advances is based on a discounted cash flow model that utilizes benchmark interest rates and other observable market inputs. The discounted cash flow model uses the contractual advance features to determine the cash flows with a zero spread to the forward FHLB curve, which are discounted using observable benchmark interest rates. As the model inputs can be observed in a liquid market and the model does not require significant judgment, FHLB advances are classified as Level 2.

Credit balances of factoring clients — The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances (typically 90 days or less) as of June 30, 2017 and December 31, 2016. Accordingly, credit balances of factoring clients approximate estimated fair value and are classified as Level 3.

46 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9 — STOCKHOLDERS’ EQUITY

A roll forward of common stock is presented in the following table.

Number of Shares of Common Stock

	Issued	Less Treasury	Outstanding
Common Stock – December 31, 2016	206,182,213	(4,094,541)	202,087,672
Restricted stock issued	1,127,202	–	1,127,202
Repurchase of common stock	–	(67,363,405)	(67,363,405)
Shares held to cover taxes on vesting restricted shares and other	–	(460,148)	(460,148)
Employee stock purchase plan participation	27,274	–	27,274
Common Stock – June 30, 2017	207,336,689	(71,918,094)	135,418,595

During the quarter, we repurchased a total of $3.3 billion in common shares via:

•	an equity tender offer, in which we repurchased approximately 57.3 million common shares at a purchase price of $48 per share;

•	open market repurchases of 818,071 common shares at an average share price of $46.45; and

•
an accelerated share repurchase program (ASR), in which CIT paid to the dealer $512 million in exchange for the initial delivery of approximately 9.25 million common shares. The total share delivery is subject to a true-up upon the final settlement of the ASR, which is expected to occur by the end of the third quarter of 2017.

Accumulated Other Comprehensive Loss

The following table details the components of Accumulated Other Comprehensive Loss, net of tax:

Components of Accumulated Other Comprehensive Loss (dollars in millions)

	June 30, 2017			December 31, 2016
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(2.2)	$(15.7)	$(17.9)	$(28.6)	$(32.8)	$(61.4)
Changes in benefit plan net gain (loss) and prior service (cost)/credit	(68.5)	4.7	(63.8)	(70.6)	5.3	(65.3)
Unrealized net gains on available for sale securities	(11.1)	4.4	(6.7)	(22.0)	8.6	(13.4)
Total accumulated other comprehensive loss	$(81.8)	$(6.6)	$(88.4)	$(121.2)	$(18.9)	$(140.1)

The following table details the changes in the components of Accumulated Other Comprehensive Loss, net of income taxes:

Changes in Accumulated Other Comprehensive Loss by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Unrealized net gains (losses) on available for sale securities	Total AOCI
Balance as of December 31, 2016	$(61.4)	$(65.3)	$(13.4)	$(140.1)
AOCI activity before reclassifications	17.3	0.9	6.9	25.1
Amounts reclassified from AOCI	26.2	0.6	(0.2)	26.6
Net current period AOCI	43.5	1.5	6.7	51.7
Balance as of June 30, 2017	$(17.9)	$(63.8)	$(6.7)	$(88.4)
Balance as of December 31, 2015	$(65.7)	$(69.3)	$(7.1)	$(142.1)
AOCI activity before reclassifications	13.9	(0.2)	14.7	28.4
Amounts reclassified from AOCI	4.7	1.4	—	6.1
Net current period AOCI	18.6	1.2	14.7	34.5
Balance as of June 30, 2016	$(47.1)	$(68.1)	$7.6	$(107.6)

Item 1.  Consolidated Financial Statements 47

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Comprehensive Income/(Loss)

The amounts included in the Statement of Comprehensive Income are net of income taxes.

Foreign currency translation reclassification adjustments impacting net income were $16.7 million and insignificant for the quarters ended June 30, 2017 and 2016, and $26.2 million and $4.7 million for the six months ended June 30, 2017 and 2016, respectively. $16.7 million of the reclassification from AOCI during the second quarter of 2017 was a result of the sale of the Commercial Air business and is recorded in gain on sale of discontinued operations. The change in income taxes associated with foreign currency translation adjustments was $12.7 million and $(0.9) million for the quarters ended June 30, 2017 and 2016, and $17.1 million and $14.7 million for the six months ended June 30, 2017 and 2016, respectively.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income were $0.6 million for the three and six months ended June 30, 2017 and $0.4 million and $1.4 million for the three and six months ended and June 30, 2016 , respectively. The change in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit was insignificant for the quarters ended June 30, 2017 and 2016, and was $(0.6) million and insignificant for the year to date periods ended June 30, 2017 and June 30, 2016, respectively.

Reclassification adjustments impacting net income for unrealized gains (losses) on available for sale securities was $(0.2) million for the three and six months ended June 30, 2017. There were no reclassification adjustments impacting net income in the prior year periods. The change in income taxes associated with net unrealized gains on available for sale securities was $(2.6) million and $(7.4) million for quarters ended June 30, 2017 and 2016, respectively and was $(4.2) million and $(9.0) million for the six months ended June 30, 2017 and 2016, respectively.

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

48 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Reclassifications Out of Accumulated Other Comprehensive Income (dollars in millions)

	Quarters Ended June 30,
	2017			2016
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement line item
Foreign currency translation adjustments losses	$16.0	$0.7	$16.7	$—	$—	$—	Gain on sale, discontinued operations
Changes in benefit plan net gain/(loss) and prior service (cost)/credit gains (losses)	0.6	—	0.6	0.5	(0.1)	0.4	Operating Expenses
Unrealized net gains on available for sale securities	(0.2)	—	(0.2)	—	—	—	Other Income
Total Reclassifications out of AOCI	$16.4	$0.7	$17.1	$0.5	$(0.1)	$0.4

	Six Months Ended June 30,
	2017			2016
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement line item
Foreign currency translation adjustments losses (1)	$24.1	$2.1	$26.2	$3.6	$1.1	$4.7	Other Income
Changes in benefit plan net gain/(loss) and prior service (cost)/credit gains (losses)	0.6	—	0.6	1.6	(0.2)	1.4	Operating Expenses
Unrealized net gains on available for sale securities	(0.2)	—	(0.2)	—	—	—	Other Income
Total Reclassifications out of AOCI	$24.5	$2.1	$26.6	$5.2	$0.9	$6.1

(1) $16.7 million of the reclassification from AOCI during the second quarter of 2017 was a result of the sale of the Commercial Air business and is recorded in gain on sale of discontinued operations.

NOTE 10 — REGULATORY CAPITAL

The Company and the Bank are each subject to various regulatory capital requirements administered by the FRB and the OCC. Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank each maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. In July 2013 the FRB, OCC and Federal Deposit Insurance Corporation issued a final rule (the “Basel III Final Rule”) establishing risk-based capital guidelines. We compute capital ratios in accordance with Federal Reserve capital guidelines and OCC capital guidelines for assessing adequacy of capital for the Company and CIT Bank, respectively. At June 30, 2017 and December 31, 2016, the regulatory capital guidelines applicable to the Company and the Bank were based on the Basel III Final Rule.

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRB, which may result in refinements to amounts reported at June 30, 2017.

Item 1.  Consolidated Financial Statements 49

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the actual and minimum required capital ratios:

Capital Components and Ratios (dollars in millions, except ratios)

	CIT		CIT Bank, N.A.
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Common Equity Tier 1 Capital	$6,319.5	$9,058.9	$4,804.8	$4,623.2
Tier 1 Capital	$6,622.1	$9,058.9	$4,804.8	$4,623.2
Total Capital	$7,097.0	$9,535.2	$5,228.8	$5,053.4
Risk-Weighted Assets(1)	$43,392.7	$64,586.3	$33,904.7	$34,410.3
Capital Ratios:
Common Equity Tier 1 Capital Ratio:
Actual	14.6%	14.0%	14.2%	13.4%
Effective minimum ratios under Basel III guidelines(2)	5.750%	5.125%	5.750%	5.125%
Tier 1 Capital Ratio:
Actual	15.3%	14.0%	14.2%	13.4%
Effective minimum ratios under Basel III guidelines(2)	7.250%	6.625%	7.250%	6.625%
Total Capital Ratio:
Actual	16.4%	14.8%	15.4%	14.7%
Effective minimum ratios under Basel III guidelines(2)	9.250%	8.625%	9.250%	8.625%
Tier 1 Leverage Ratio:
Actual	12.1%	13.9%	10.5%	10.9%
Required minimum ratio for capital adequacy purposes	4.0%	4.0%	4.0%	4.0%

(1) The decrease in CIT's Risk-Weighted Assets from December 31, 2016 to June 30, 2017, reflects the sale of the Commercial Air business.
(2) Required ratios under Basel III Final Rule in effect as of the reporting date including the partially phased-in capital conservation buffer.

NOTE 11 — INCOME TAXES

The Company’s global effective income tax rate from continuing operations including discrete tax items for the second quarter and the six months ended June 30, 2017 was (343)% and 17%, respectively, down from 56% in the year-ago quarter and 51% in the year-ago six months period. The decrease in the global effective tax rate is primarily driven by discrete items that occurred in the current quarter. The effective tax rate in the year-ago quarter and six months period was meaningfully above the U.S. federal statutory tax rate due to the impact of certain unfavorable tax adjustments, including certain international income that was subject to incremental tax in the U.S.
Included in the net discrete tax benefit of $93.4 million and $82.1 million for the current quarter and year to date was:

•
$19.3 million net current tax benefit, including interest and penalties, recognized for the resolution of an uncertain tax position taken on certain prior year income tax returns and certain refunds expected of previously paid taxes, all related to legacy OneWest Bank matters,

•	$65.2 million deferred tax benefit on the debt extinguishment costs,

•	$6.9 million deferred tax benefit related to the recognition of a deferred tax asset related to the Company’s investment in Nacco, which is now categorized as “held for sale.”

•	$13.9 million in deferred tax expense recorded in the prior quarter related to the restructuring of legal entities in preparation for the Commercial Air sale, and

•	$4.6 million of miscellaneous other year to date net tax benefit items.
Included in the $7.4 million of net discrete tax benefit for the year-ago six months period was a $13.9 million tax benefit, including interest and penalties, recorded in the prior year first quarter resulting from favorable resolution of a tax position on an international portfolio previously sold, which was partially offset by $6.5 million of other miscellaneous net tax expense items, of which $3.6 million was recorded in the year-ago quarter.
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

50 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

items. The near term future periods effective tax rate may vary from the actual year-end 2017 effective tax rate due to the changes in these factors.
The Company maintained a valuation allowance of $35 million against certain non-U.S. reporting entities’ net DTAs and $240 million against U.S. state DTAs on certain NOLs as of June 30, 2017. The Company’s ability to recognize DTAs will be evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize our DTAs, valuation allowances may be adjusted accordingly.
Liabilities for Uncertain Tax Positions
The Company’s liability for uncertain tax positions before interest and penalties totaled $15.1 million at June 30, 2017 and $36.4 million at December 31, 2016. The Company anticipates changes to its uncertain tax positions from the resolution of open tax matters and closure of statutes of limitations. The majority of the net reduction related to a $15.7 million decrease recorded in the second quarter from favorable tax actions taken by the tax authorities related to positions taken on certain prior year U.S. state income tax returns. Approximately $4.9 million of the total $21.3 million net reduction resided in entities that were included in the Commercial Air sale. Management estimates that the total potential liability before interest and penalties may be reduced by up to $5 million within the next twelve months. The Company’s accrued liability for interest and penalties totaled $8.0 million at June 30, 2017 and $11.7 million at December 31, 2016. The change in balance is mainly related to interest and penalties associated with the above mentioned uncertain tax position taken on certain prior-year U.S. state income tax returns and uncertain tax positions related to entities included in Commercial Air sale. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

NOTE 12 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	June 30, 2017
	Due to Expire			December 31, 2016
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets	$1,793.8	$4,811.8	$6,605.6	$6,008.1
Letters of credit
Standby letters of credit	55.1	191.0	246.1	232.2
Other letters of credit	26.7	—	26.7	14.0
Guarantees
Deferred purchase agreements	1,494.1	—	1,494.1	2,060.5
Guarantees, acceptances and other recourse obligations	1.1	—	1.1	1.6
Purchase and Funding Commitments
Aerospace purchase commitments (1)	—	—	—	8,683.5
Rail and other purchase commitments	236.1	33.2	269.3	300.7
(1) The Aerospace purchase commitments in the table above are associated with Aerospace discontinued operations which has been sold in April 2017.

Discontinued Operations

Financing commitments include HECM reverse mortgage loan commitments associated with Financial Freedom discontinued operations of $38 million at June 30, 2017 and $42 million at December 31, 2016.

Financing Commitments

Commercial

Financing commitments, referred to as loan commitments or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Included in the table above are commitments that have been extended to and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $1.3 billion at June 30, 2017 and $572 million at December 31, 2016. Financing commitments also include credit line agreements to Business Capital clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, was $435 million at June 30, 2017 and $335 million at December 31, 2016. As financing commitments may not be fully drawn, may expire unused, may be reduced or cancelled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

The table above includes approximately $1.6 billion of undrawn financing commitments at June 30, 2017 and $1.7 billion at December 31, 2016 for instances where the customer is not in compliance with contractual obligations or does not have adequate collateral to borrow against the unused facility, and therefore CIT does not have the contractual obligation to lend.

At June 30, 2017, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking segment.

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

Consumer

In conjunction with the OneWest Transaction, the Company is committed to fund draws on certain reverse mortgages in conjunction with loss sharing agreements with the FDIC. The FDIC agreed to indemnify the Company for losses on the first $200 million of draws that occur subsequent to the purchase date. In addition, the FDIC agreed to fund any other draws in excess of the $200 million. The Company’s net exposure for loan commitments on the reverse mortgage draws on those purchased loans was $62 million at June 30, 2017 and $55 million at December 31, 2016. See Note 5 — Indemnification Assets of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion on loss sharing agreements with the FDIC. In addition, as servicer of HECM loans, the Company is required to repurchase the loan out of the GNMA HMBS securitization pools once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount.

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

The table above includes $1,398 million and $1,962 million of DPA credit protection at June 30, 2017 and December 31, 2016, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $96 million and $99 million available under DPA credit line agreements, net of the amount of DPA credit protection provided at June 30, 2017 and December 31, 2016, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.
The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance loans, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $9.5 million and $6.1 million at June 30, 2017 and December 31, 2016, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of rail equipment.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers. At June 30, 2017, approximately 2,200 railcars remain to be purchased from manufacturers with deliveries through 2018. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

Other purchase commitments primarily relate to Equipment Finance.

Other Commitments

The Company has commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments were $100 million at June 30, 2017 and $62 million at December 31, 2016. These commitments are payable on demand and are recorded in Other liabilities.

In addition, as servicer of HECM loans, the Company is required to purchase loans out of the GNMA HMBS securitization pools once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount. Refer to Note 3 — Loans for further detail regarding the purchased HECM loans due to this servicer obligation.

NOTE 13 — CONTINGENCIES

Litigation and other Contingencies
CIT is involved, and from time to time in the future may be involved, in a number of pending and threatened judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, “Litigation”). In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter will be, if any. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.
For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $95 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of June 30, 2017. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.
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
Notices of infraction were issued to Banco CIT relating to the payment of ICMS taxes charged by Brazilian states in connection with the importation of equipment. The state of São Paulo claims that Banco CIT should have paid it ICMS taxes for tax years 2006 - 2009 because Banco CIT, the purchaser, was located in São Paulo. Instead, the ICMS taxes were paid to the state of Espirito Santo where the imported equipment arrived. A regulation issued by São Paulo in December 2013 reaffirms a 2009 agreement by São Paulo to conditionally recognize ICMS tax payments made to Espirito Santo. An assessment related to taxes paid to Espirito Santo was upheld in a ruling issued by the administrative court in May 2014. That ruling has been appealed. Another assessment related to taxes paid to Espirito Santo remains pending. Petitions seeking São Paulo’s recognition of the taxes paid to Espirito Santo have been filed in a general amnesty program. In conjunction with the stock sale, the Company posted a letter of credit to secure the indemnity obligation for the ICMS Tax Appeals.

Brazilian Indemnification Claims

In connection with the 2015 sale of CIT’s Equipment Finance business in Brazil, CIT has received notice from the purchaser regarding indemnification claims for losses incurred in connection with employment lawsuits filed by former employees related to the period prior to the closing of the sale. The demands of the former employees include, among other things, payment of compensation for overtime work, equal pay for performing the same work as others at a lower salary, salary differences for failing to include requisite payments in plaintiffs' salaries; and treatment of certain plaintiffs as an employee instead of an independent contractor. Thirty (30) labor lawsuits have been filed and as many as thirty-five (35) current employees and ten (10) former employees can still file similar lawsuits for which the purchaser may seek indemnification from CIT. Additional lawsuits asserting similar claims may also be brought by independent contractors claiming to be employees. Under Brazilian law, an employee/independent contractor can recover damages for employment-related claims for the five (5) year period preceding the filing of a lawsuit thus the effective statute of limitations for damages potentially compensable by CIT does not expire until November 2020, five years after the transaction closed.

HUD OIG Investigation

In 2009, OneWest Bank acquired the reverse mortgage loan portfolio and related servicing rights of Financial Freedom Senior Funding Corporation, including HECM loans, from the FDIC as Receiver for IndyMac Federal Bank. HECM loans are insured by the FHA, and administered by HUD. In addition, Financial Freedom is the servicer of HECM loans owned by third party investors. Beginning in the third quarter of 2015, the Office of the Inspector General for HUD (the “HUD OIG”), served a series of subpoenas on the Company regarding HECM loans. The subpoenas requested documents and other information related to Financial Freedom’s HECM loan origination and servicing business, including the curtailment of interest payments on HECM insurance claims. On May 16, 2017 CIT entered into a settlement of approximately $89 million to resolve the servicing related claims. The settlement was within CIT’s existing reserves and includes interest to be reimbursed to HUD. CIT has provided information and documents responsive to the subpoena’s request for information relating to the mortgage originations and does not currently expect the outcome of the remaining loan origination matter to have a material adverse effect on CIT’s financial condition or results of operations.

NY Attorney General

In the second quarter of 2017, the Office of the Attorney General of the State of New York (“NYAG”), served a subpoena on the Company regarding HECM loans. The subpoena requests documents and other information related to Financial Freedom’s HECM loan business in the State of New York. The Company is in the process of responding to the subpoena and does not have sufficient information to make an assessment of the outcome or the impact of the NYAG subpoena.

52 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Ocwen Indemnification Obligations

In connection with the OneWest acquisition, CIT assumed the obligation to indemnify Ocwen Loan Servicing, LLC (“Ocwen”) against certain claims that may arise from servicing errors, which are deemed attributable to the period prior to June 2013, when OneWest sold its servicing business to Ocwen, such as repurchase demands, non-recoverable servicing advances and compensatory fees imposed by the GSEs for servicer delays in completing the foreclosure process within the prescribed timeframe established by the servicer guides or agreements, exclusive of losses or repurchase obligations and certain agency fees, and which are limited to an aggregate amount of $150 million for claims noticed by February 28, 2017 to CIT. Ocwen is responsible for liabilities arising from servicer obligations following the service transfer date because substantially all risks and rewards of ownership have been transferred; except for certain Agency fees or loan repurchase amounts. As of June 30, 2017, the cumulative indemnification obligation totaled approximately $56 million, which reduced the Company’s $150 million maximum potential indemnity obligation to Ocwen. On August 12, 2016, Ocwen filed a Demand for Arbitration against CIT alleging that CIT failed to meet its contractual obligations to indemnify Ocwen for losses allegedly suffered in connection with the sale.  Among other things, Ocwen alleges that CIT failed to perform its obligations under the sale agreement and breached its representations and warranties in the agreement. Because of the uncertainty in the ultimate resolution and estimated amount of the indemnification obligation, it is reasonably possible that the obligation could exceed the Company’s recorded reserves.

Mortgage Servicing Consent Orders

As a result of CIT Group Inc.’s acquisition of OneWest Bank, CIT (as successor to IMB Holdco LLC) is subject to a Consent Order with the FRB related to residential mortgage servicing operations. The original consent order was entered into with IMB Holdco LLC and the Office of Thrift Supervision in April 2011. Following IMB Holdco’s conversion to a bank holding company the Consent Order was amended in March 2014 to name the FRB as the appropriate regulator to administer the Order. A similar Consent Order had been entered into with the OCC, but in July 2015, immediately prior to completion of CIT’s acquisition of OneWest Bank the OCC terminated its Consent Order. However, the FRB continued its Consent Order in place and oversight was transferred to the Federal Reserve Bank New York and CIT succeeded to the Consent Order obligations. The FRB’s Consent Order remains outstanding although improvements required by the Consent Order have been implemented including the completion of an Independent Foreclosure Review in 2014, resulting in approximately $12.7 million of remediation payments being made payable to borrowers.

NOTE 14 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the third quarter of 2015, Strategic Credit Partners Holdings LLC (the “JV”), a joint venture between CIT and TPG Special Situations Partners (“TSSP”), was formed. The JV extends credit in senior-secured, middle-market corporate term loans, and, in certain circumstances, is a participant to such loans. The JV may participate in corporate loans originated by CIT or other third party lenders. The JV may acquire other types of loans, such as subordinate corporate loans, second lien loans, revolving loans, asset backed loans and real estate loans. Through June 30, 2017, loans of $235.0 million were sold to the joint venture. CIT maintains an equity interest of 10% in the JV, and our investment was $7.4 million and $5.4 million at June 30, 2017 and December 31, 2016, respectively.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in these entities were entered into in the ordinary course of business. Other assets included approximately $266 million and $220 million at June 30, 2017 and December 31, 2016, respectively, of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

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

Segment Pre-tax Income (Loss) (dollars in millions)

	Commercial Banking	Consumer Banking	Non-Strategic Portfolios	Corporate and Other	Total CIT
Quarter Ended June 30, 2017
Interest income	$316.6	$101.6	$6.2	$53.8	$478.2
Interest (expense) benefit	(127.8)	9.6	(5.0)	(86.0)	(209.2)
Provision for credit losses	0.2	(4.6)	—	—	(4.4)
Rental income on operating leases	251.2	—	—	—	251.2
Other non-interest income	74.8	5.7	0.2	3.9	84.6
Depreciation on operating lease equipment	(77.4)	—	—	—	(77.4)
Maintenance and other operating lease expenses	(53.3)	—	—	—	(53.3)
Operating expenses / loss on debt extinguishment and deposit redemption	(176.5)	(96.2)	(1.8)	(185.9)	(460.4)
Income (loss) from continuing operations before (provision) benefit for income taxes	$207.8	$16.1	$(0.4)	$(214.2)	$9.3
Quarter Ended June 30, 2016
Interest income	$323.4	$103.5	$23.2	$28.6	$478.7
Interest expense	(130.3)	(4.8)	(13.8)	(42.7)	(191.6)
Provision for credit losses	(22.2)	(1.1)	—	—	(23.3)
Rental income on operating leases	257.0	—	4.0	—	261.0
Other non-interest income	68.0	11.7	6.7	13.4	99.8
Depreciation on operating lease equipment	(63.1)	—	—	—	(63.1)
Maintenance and other operating lease expenses	(50.6)	—	—	—	(50.6)
Operating expenses / loss on debt extinguishment	(188.0)	(86.0)	(12.0)	(25.7)	(311.7)
Income (loss) from continuing operations before (provision) benefit for income taxes	$194.2	$23.3	$8.1	$(26.4)	$199.2

54 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Segment Pre-tax Income (Loss) continued (dollars in millions)
	Commercial Banking	Consumer Banking	Non-Strategic Portfolios	Corporate and Other	Total CIT
Six Months Ended June 30, 2017
Interest income	$624.1	$201.6	$13.2	$95.0	$933.9
Interest (expense) benefit	(247.6)	16.1	(10.0)	(130.8)	(372.3)
Provision for credit losses	(49.0)	(5.1)	—	—	(54.1)
Rental income on operating leases	502.5	—	—	—	502.5
Other non-interest income	147.1	13.6	(2.7)	5.7	163.7
Depreciation on operating lease equipment	(150.9)	—	—	—	(150.9)
Maintenance and other operating lease expenses	(107.1)	—	—	—	(107.1)
Operating expenses / loss on debt extinguishment and deposit redemption	(355.2)	(191.8)	(3.8)	(221.2)	(772.0)
Income (loss) from continuing operations before (provision) benefit for income taxes	$363.9	$34.4	$(3.3)	$(251.3)	$143.7
Select Period End Balances
Loans	$22,341.2	$6,690.5	$—	$—	$29,031.7
Credit balances of factoring clients	1,405.3	—	—	—	1,405.3
Assets held for sale	1,153.8	56.4	114.6	—	1,324.8
Operating lease equipment, net	6,736.0	—	—	—	6,736.0
Six Months Ended June 30, 2016
Interest income	$647.3	$208.8	$48.2	$57.3	$961.6
Interest expense	(260.4)	(12.8)	(28.3)	(85.1)	(386.6)
Provision for credit losses	(108.6)	(4.2)	—	—	(112.8)
Rental income on operating leases	517.3	—	7.8	—	525.1
Other non-interest income	126.0	19.9	21.2	17.5	184.6
Depreciation on operating lease equipment	(124.4)	—	—	—	(124.4)
Maintenance and other operating lease expenses	(99.5)	—	—	—	(99.5)
Operating expenses / loss on debt extinguishment	(385.4)	(171.1)	(24.2)	(62.7)	(643.4)
Income (loss) from continuing operations before (provision) benefit for income taxes	$312.3	$40.6	$24.7	$(73.0)	$304.6
Select Period End Balances
Loans	$22,973.7	$7,120.1	$—	$—	$30,093.8
Credit balances of factoring clients	1,215.2	—	—	—	1,215.2
Assets held for sale	508.2	37.8	1,093.1	—	1,639.1
Operating lease equipment, net	7,179.1	—	—	—	7,179.1

Note 16 - GOODWILL
The following table summarizes the goodwill balance by segment:

Goodwill (dollars in millions)

	Commercial Banking	Consumer Banking	Total
December 31, 2016	$642.2	$43.2	$685.4
Transfers to Held for Sale	(65.1)	—	(65.1)
Foreign exchange translation	5.2	—	5.2
June 30, 2017	$582.3	$43.2	$625.5

During the second quarter of 2017, we announced that we reached a definitive agreement to sell Nacco, and therefore transferred the portfolio to held for sale. As a result, approximately $65 million of goodwill within Commercial Banking, including foreign exchange translation adjustments, was transferred to held for sale.

Item 1.  Consolidated Financial Statements 55

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk contain financial terms that are relevant to our business and a Glossary of key terms is included at the end of Item 1. Business Overview in our Annual Report on Form 10-K for the year ended December 31, 2016. In limited instances, Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of the Company. Those items are marked as such, with reference to “Non-GAAP Financial Measurements” for a reconciliation of these financial measures to comparable financial measures in accordance with U.S. GAAP.
SUMMARY OF 2017 FINANCIAL RESULTS
The following table summarizes the Company’s results in accordance with GAAP as included in the Consolidated Statements of Income, for the quarters ended June 30, 2017 and 2016, with equivalent balances for the quarter ended March 31, 2017. In addition, we provide results that are not in accordance with GAAP, and are reconciled to GAAP in the "Non-GAAP Financial Measurements" section.

Results of Operations (dollars in millions)

	Quarter Ended			Six Months Ended
GAAP Results	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Income from continuing operations	$41.2	$78.2	$88.0	$119.4	$149.0
Income (loss) from discontinued operations, net of taxes	115.5	101.7	(71.0)	217.2	14.0
Net income	$156.7	$179.9	$17.0	$336.6	$163.0
Diluted income per common share
Income from continuing operations	$0.22	$0.38	$0.43	$0.62	$0.74
Income (loss) from discontinued operations, net of taxes	0.63	0.50	(0.35)	1.12	0.07
Diluted income per common share	$0.85	$0.88	$0.08	$1.74	$0.81
Average number of common shares — diluted (thousands)	183,796	203,348	202,275	193,460	202,208

Non-GAAP Results
Income from continuing operations, excluding noteworthy items	$125.7	$109.4	$94.0	$235.1	$150.7
Income from discontinued operations, net of taxes, excluding noteworthy items	3.4	53.7	94.6	57.1	179.6
Net income, excluding noteworthy items	$129.1	$163.1	$188.6	$292.2	$330.3
Diluted income per common share
Income from continuing operations, excluding noteworthy items	$0.68	$0.54	$0.46	$1.22	$0.74
Income (loss) from discontinued operations, net of taxes, excluding noteworthy items	0.02	0.26	0.47	0.29	0.89
Diluted income per common share, excluding noteworthy items	$0.70	$0.80	$0.93	$1.51	$1.63
Average number of common shares — diluted (thousands)	183,796	203,348	202,275	193,460	202,208

Our second quarter 2017 results from continuing operations remained stable although loan growth was impacted by portfolio repositioning and elevated prepayments. We completed the sale of Commercial Air, which was a key driver of income from discontinued operations. We redeployed funds received from the sale and the issuance of $325 million of preferred stock to repurchase $5.8 billion of unsecured borrowings through a debt tender offer and early redemptions (see Funding and Liquidity and Note 6 — Borrowings in Item 1. Consolidated Financial Statements) and the repurchase of $3.3 billion of common shares

56 CIT GROUP INC.

through a common equity tender offer, open market purchases, and an accelerated stock repurchase program ("ASR") (see Capital and Note 9 — Stockholders' Equity in Item 1. Consolidated Financial Statements). We received a non-objection letter for our 2017 capital plan, which included a quarterly cash dividend of up to $0.16 per common share and $225 million of common share repurchases for the four quarters ending June 30, 2018. We also entered into a definitive agreement to sell our European rail leasing business, and transferred approximately $1 billion of its assets to held for sale, as we further simplify our business.
As presented above, net income of $157 million was up from the year-ago quarter, as the year-ago quarter included a significant charge related to our discontinued operations, while net income excluding noteworthy items1 for the second quarter was $129 million or $0.70 per diluted common share, down from $188.6 million or $0.93 per diluted common share in the year-ago quarter.
Income from continuing operations for the second quarter was down from the year-ago quarter, while income from continuing operations excluding noteworthy items2 for the second quarter was $126 million or $0.68 per diluted common share, up from $94 million or $0.46 per diluted common share in the year-ago quarter.
The following table reflects the reconciliation of income from continuing operations and net income for the quarter ended June 30, 2017, both excluding noteworthy items, to our results in accordance with GAAP. Noteworthy items, net of taxes, are described below.

Noteworthy Adjustments to 2017 Results (dollars in millions)
	Income from Continuing Operations	Net Income
GAAP results	$41.2	$156.7
Debt redemption costs	99.6	99.6
Excess interest costs	14.5	14.5
Interest on excess cash	(5.6)	(5.6)
Resolution of legacy tax items	(19.3)	(19.3)
Deferred tax recognition	(6.9)	(6.9)
Restructuring expenses	2.2	2.2
Gain on sale - Commercial Air, net of certain expenses	—	(99.7)
Financial Freedom net settlement items & servicing rights impairment	—	(12.4)
Non-GAAP results	$125.7	$129.1

In various metrics, we present amounts excluding noteworthy items for additional analysis, which is similar to the way management reviews the underlying results of the Company. These are non-GAAP measures and are not in accordance with, or a substitute for, GAAP. A complete table of noteworthy items is presented at the end of Management's Discussion and Analysis (MD&A) for all periods.

The following are noteworthy items (after tax) and the respective impact on earnings per common share for the second quarter of 2017 continuing operations:

•	$100 million ($0.54 per diluted common share) in debt extinguishment costs related to the reduction of $5.8 billion in unsecured debt;

•
$9 million ($0.05 per diluted common share) in net interest cost related to the elevated borrowings and cash balances for the period between the closing of the Commercial Air sale and the completion of liability management and capital actions;

•	$19 million ($0.11 per diluted common share) benefit from the resolution of legacy tax items;

•	$7 million ($0.04 per diluted common share) benefit from a deferred tax asset recognition related to NACCO; and

•	$2 million ($0.01 per diluted common share) in restructuring charges.
Noteworthy items (after tax) in the second quarter of 2017 in discontinued operations included:

•	$100 million ($0.54 per diluted common share) gain on the sale of Commercial Air;

•
$12 million ($0.07 per diluted common share) net benefit related to Financial Freedom due to a net release of the interest curtailment reserve and a reduction in the FDIC indemnification asset, partially offset by an impairment charge related to mortgage servicing rights.

1. Net income excluding noteworthy items is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.
[2] Income from continuing operations excluding noteworthy items is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 57

Noteworthy items (after tax) in the first quarter of 2017 in continuing operations included:

•	$7 million ($0.03 per diluted share) charge related to a currency translation adjustment relating to international business exits;

•	$10 million ($0.05 per diluted share) in restructuring expenses; and

•	$14 million ($0.07 per diluted share) in deferred tax expense related to the restructuring of legal entities in preparation for the Commercial Air sale.
Noteworthy items (after tax) in the first quarter of 2017 in discontinued operations included:

•	$13 million ($0.06 per diluted share) gain on the sale of the TC-CIT joint venture

•	$34 million ($0.17 per diluted share) in secured debt extinguishment costs; and

•	$69 million ($0.34 per diluted share) of suspended depreciation benefits related to the Commercial Air business.

DISCONTINUED OPERATIONS

Discontinued operations at the end of the second quarter was comprised of Business Air and Financial Freedom, our reverse mortgage servicing business. We completed the sale of our Commercial Air business in April 2017 for $10.4 billion and recorded a pre-tax gain of $146 million. Income from discontinued operations (after taxes) for the quarter ended June 30, 2017 was $116 million, primarily driven by the gain on sale of Commercial Air. Discontinued operations after tax loss totaled $71 million in the prior-year quarter and income of $102 million in the prior quarter.
See Note 2 — Discontinued Operations in Item 1. Financial Information for further details and condensed balance sheets and income statements and Note 13 - Contingencies for a discussion related to the Financial Freedom servicing business
Aerospace
Aerospace earnings, net of taxes, totaled $105 million and $216 million for the quarter and year to date June 30, 2017 periods, respectively, reflecting the gain on sale of Commercial Air in the second quarter and benefit in the first quarter from suspended depreciation of $113 million. Operating results for the second quarter were not significant, as the Commercial Air sale occurred at the beginning of the quarter. Aerospace results for the prior quarter totaled $111 million, which included a $39 million loss on debt extinguishment and a $14 million gain as a result of the sale of the TC-CIT joint venture and benefited from the noted suspended depreciation on operating lease equipment held for sale. When a long-lived asset is classified as AHFS, depreciation expense is no longer recognized, and the asset is evaluated for impairment with any such charge recorded in other income. The year-ago quarter earnings were $95 million.
Loans and leases totaled $0.2 billion at June 30, 2017, reflecting assets of the business air portfolio, and $10.6 billion and $10.8 billion at March 31, 2017 and June 30, 2016, respectively. The decline compared to the prior quarters reflected the Commercial Air sale. Commercial Air consisted of $10.3 billion at March 31, 2017, and $10.1 billion at June 30, 2016, most of which represented operating lease equipment.
Reverse Mortgage Servicing
Financial Freedom income (net of taxes) totaled $10 million in the quarter, compared to losses of $166 million in the prior-year quarter and $9 million in the prior quarter. The prior-year quarter loss included a higher interest curtailment reserve related to reverse mortgages arising out of servicing errors. As a servicer of reverse mortgage loans, the servicing guides provide that servicers may become liable for curtailed interest for certain delays in completing the foreclosure process with respect to defaulted loans in accordance with servicer guides. See Item 4. Controls and Procedures.
The $386 million of assets in discontinued operations include primarily Home Equity Conversion Mortgages (“HECMs”) and servicing advances. The liabilities of discontinued operations include reverse mortgage servicing liabilities, which relates primarily to loans serviced for third party investors, secured borrowings and contingent liabilities.

During the quarter ended June 30, 2017, the Company and the FDIC resolved the selling and servicing-related obligations of IndyMac for certain reverse mortgage loans with Fannie Mae. In connection with the settlement, the Company released the FDIC from its indemnification obligation to CIT with respect to the Fannie Mae serviced loans, which reduced the indemnification receivable by $77 million. Income from Financial Freedom was driven by a net release of the curtailment reserve of $111 million, partially offset by an increase of $40 million in other servicing-related reserves. In addition, during the

58 CIT GROUP INC.

current quarter, the Company entered into a settlement of approximately $89 million with the HUD OIG and Department of Justice to resolve servicing related claims, which was within the Company’s existing reserves.  Further, the Company recognized a write-down of its servicing operations of $54 million, of which $50 million related to impairment of its mortgage servicing rights.
Continuing operations includes a separate portfolio of reverse mortgages of $841 million at June 30, 2017, which are recorded in the Consumer Banking segment and are serviced by Financial Freedom.

Unless specifically noted, the discussions and data presented throughout the following sections reflect CIT balances on a continuing operations basis.

Results From Continuing Operations:

NET FINANCE REVENUE

Net Finance Revenue3 ("NFR") and Net Finance Margin3 ("NFM") are key metrics used by management to measure the profitability of our earning assets. NFR includes interest and yield-related fee income on our loans and capital leases, rental income on our operating lease equipment, and interest and dividend income on cash and investments, less funding costs and depreciation, maintenance and other operating lease expenses from our operating lease equipment. Since operating lease equipment is approximately 15% of average earning assets ("AEA") for the quarter ended June 30, 2017, NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other BHCs), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation and maintenance and other operating lease expenses) from operating leases.

The following tables present consolidated NFR.

Net Finance Revenue(1) (dollars in millions)

	Quarters Ended			Six Months Ended,
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest income	$478.2	$455.7	$478.7	$933.9	$961.6
Rental income on operating leases	251.2	251.3	261.0	502.5	525.1
Finance revenue	729.4	707.0	739.7	1,436.4	1,486.7
Interest expense	(209.2)	(163.1)	(191.6)	(372.3)	(386.6)
Depreciation on operating lease equipment	(77.4)	(73.5)	(63.1)	(150.9)	(124.4)
Maintenance and other operating lease expenses	(53.3)	(53.8)	(50.6)	(107.1)	(99.5)
Net finance revenue	$389.5	$416.6	$434.4	$806.1	$876.2
Average earning assets ("AEA")(1)	$50,675.8	$46,638.9	$47,893.4	$48,672.2	$48,014.3
Net finance margin(1)	3.07%	3.57%	3.63%	3.31%	3.65%
NFR, excluding noteworthy items(1)	$403.8	$416.6	$434.4	$820.4	$876.2
Average earning assets ("AEA"), excluding noteworthy items(1)	$46,989.8	$46,638.9	$47,893.4	$46,795.9	$48,014.3
Net finance margin, excluding noteworthy items(1)	3.44%	3.57%	3.63%	3.51%	3.65%

(1)	NFR, NFM and AEA, and amounts excluding noteworthy items, are non-GAAP measures; see “Non-GAAP Financial Measurements” sections for a reconciliation of non-GAAP to GAAP financial information.
NFR declined compared to the prior quarter, reflecting a $46 million increase in interest expense. The current quarter included $23 million in interest expense on approximately $5.8 billion of unsecured borrowings that previously was allocated to discontinued operations but was recorded in continuing operations following the Commercial Air sale on April 4, 2017, until the redemption of that debt later in the quarter. Partially offsetting this cost was $9 million in interest income related to the elevated cash balances for the period between the closing of the Commercial Air sale and the related liability management and capital actions.

Excluding these noteworthy items, NFR3 was $404 million in the current quarter, compared to $417 million in the prior quarter. A driver of the decrease in NFR was approximately $15 million in interest expense on certain borrowings that had been

[3] Net finance revenue, net finance margin, net operating lease revenue and average earnings assets, and respective amounts excluding noteworthy items are non-GAAP measures. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 59 allocated to discontinued operations in the prior quarter but was recorded in continuing operations in the current quarter due to the completion of the Commercial Air sale. The decrease in NFR also was driven by a decline in gross yields earned in Rail, partially offset by higher purchase accounting accretion and investment income.

AEA increased from the prior quarter due to elevated cash balances in continuing operations for the period between the closing of the Commercial Air sale and the related liability management and capital actions. Excluding the elevated cash balances, AEA in the current quarter was $47.0 billion, and the resulting NFM was 3.44%, a 13 bps decline from 3.57% in the prior quarter.

Compared to the year-ago quarter, NFR excluding the noteworthy items decreased $31 million or 7%, and NFM decreased 19 bps. These decreases primarily reflected lower gross yields in Rail and lower purchase accounting accretion, partially offset by lower average loans and leases. Excluding the noteworthy items, AEA decreased from the year-ago quarter as we completed sales of Non-Strategic Portfolios during 2016, repositioned certain Commercial Finance portfolios in Commercial Banking, and experienced continued run-off of the legacy consumer mortgages ("LCM") portfolio in Consumer Banking.

The following table includes average balances from revenue generating assets along with the respective revenues, and average balances of deposits and borrowings along with the respective interest expenses.

Average Balances and Rates(1) for the Quarters Ended (dollars in millions)

	June 30, 2017			March 31, 2017			June 30, 2016
	Average Balance	Revenue/ Expense	Average Rate (%)	Average Balance	Revenue/ Expense	Average Rate (%)	Average Balance	Revenue/ Expense	Average Rate (%)
Interest bearing deposits(2)	$9,510.5	$23.8	1.00%	$5,652.4	$12.5	0.88%	$6,584.1	$8.3	0.50%
Investments	5,016.1	33.1	2.64%	4,452.4	31.0	2.79%	3,130.7	22.8	2.92%
Loans (including held for sale and credit balances of factoring clients)	28,273.9	431.0	6.10%	28,705.3	420.0	5.85%	30,635.8	456.2	5.96%
Operating lease equipment, net (including held for sale)(3)	7,595.3	120.5	6.35%	7,500.9	124.0	6.61%	7,166.4	147.3	8.22%
Indemnification assets	280.0	(9.7)	(13.86)%	327.9	(7.8)	(9.50)%	376.4	(8.6)	(9.14)%
Average earning assets(2)	$50,675.8	598.7	4.73%	$46,638.9	579.7	4.97%	$47,893.4	626.0	5.23%
Interest-bearing deposits	$30,222.9	$94.6	1.25%	$30,953.0	$94.0	1.21%	$31,644.4	$99.4	1.26%
Borrowings(4)	10,702.5	114.6	4.28%	14,815.0	69.1	1.87%	15,848.8	92.2	2.33%
Total interest-bearing liabilities	$40,925.4	209.2	2.04%	$45,768.0	163.1	1.43%	$47,493.2	191.6	1.61%
NFR and NFM		$389.5	3.07%		$416.6	3.57%		$434.4	3.63%

(1)	Average rates are impacted by purchase accounting accretion and amortization.

(2)
Higher average balance and associated revenues on interest bearing deposits for the quarter ended June 30, 2017, reflect the additional cash from the Commercial Air sale, as discussed earlier. As noted earlier, the additional interest earned on the cash was approximately $9 million, and the average balance was increased by approximately $3.7 billion.

(3)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of maintenance and other operating lease expenses.

(4)	See the following discussion on the lower average balance and higher rate and table for impact excluding certain noteworthy items.

Revenues generated on our cash deposits and investments are indicative of the generally low interest rate environment. Higher average balance and associated revenues on interest bearing deposits reflect the additional cash from the Commercial Air sale, as discussed earlier. The average balance and revenues has increased in investments, reflecting our strategy to grow that portfolio. The returns may fluctuate depending on the composition of the investments. The increase in rates on our loan portfolio reflects the impact of three 25 basis point interest rate increases since December 2016 on our floating rate loans, mix as well as changes in purchase accounting accretion and prepayment benefits. Higher interest expense on borrowings reflect the timing of the Commercial Air sale and the completion of the liability management actions discussed earlier.

60 CIT GROUP INC.

The following table primarily reflects the impact of previously mentioned noteworthy items to the interest revenue on cash and interest expense on borrowings, and the respective average balances. For analysis purposes, if CIT had paid down the $5.8 billion of debt at the time of the receipt of cash from the Commercial Air sale, interest revenue earned on cash would have been lower by approximately $9 million, and the cash average balance would have decreased by about $3.7 billion. Due to the significant balances associated with the unsecured debt redemptions, assuming repayment of the $5.8 billion of debt at the time of the sale, the average unsecured notes and total borrowings balances (after allocation to discontinued operations) would result in a decrease in both balances of approximately $1.7 billion, respectively. Further, assuming the $5.8 billion of unsecured debt was repaid on the day of receipt of the proceeds from the Commercial Air sale, interest expense would be reduced by approximately $23 million. There were no similar adjustments related to prior periods, as the proceeds from the Commercial Air sale were received on April 4, 2017.

Interest-Bearing Deposits and Borrowings — Adjusted Average Balances and Rates for the Quarter Ended (dollars in millions)
	June 30, 2017
	Average Balance	Revenue/ Expense	Average Rate (%)
Interest bearing deposits(1)	$5,824.5	$14.7	1.01%
Investments	5,016.1	33.1	2.64%
Loans (including held for sale and credit balances of factoring clients)	28,273.9	431.0	6.10%
Operating lease equipment, net (including held for sale)(3)	7,595.3	120.5	6.35%
Indemnification assets	280.0	(9.7)	(13.86)%
Average earning assets(1)	$46,989.8	$589.6	5.02%
Interest-bearing deposits	$30,222.9	$94.6	1.25%
Borrowings(1)	8,967.5	91.2	4.07%
Total interest-bearing liabilities(1)	$39,190.4	$185.8	1.90%
NFR and NFM(1)		$403.8	3.44%

(1)	Balances include noteworthy items.

The table below presents disaggregated quarter-over-quarter changes in net interest revenue and operating lease margins as presented in the preceding tables between volume (level of lending or borrowing) and rate (rates charged customers or incurred on borrowings). Volume change is calculated as change in volume times the previous rate, while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.

Average Balances and Rates(1) for the Quarters Ended (dollars in millions) (continued)
	June 2017 Over March 2017 Comparison			June 2017 Over June 2016 Comparison
	Increase (Decrease) Due To Change In:			Increase (Decrease) Due To Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-bearing cash	$9.4	$1.9	$11.3	$6.1	$9.4	$15.5
Investments	3.9	(1.8)	2.1	13.0	(2.7)	10.3
Loans (including held for sale and net of credit balances of factoring clients)(2)	(6.7)	17.7	11.0	(35.8)	10.6	(25.2)
Operating lease equipment, net (including held for sale)(3)	1.5	(5.0)	(3.5)	6.8	(33.6)	(26.8)
Indemnification assets	1.3	(3.2)	(1.9)	3.1	(4.2)	(1.1)
Total earning assets	$9.4	$9.6	$19.0	$(6.8)	$(20.5)	$(27.3)
Interest-bearing deposits	$(2.4)	$3.0	$0.6	$(4.0)	$(0.8)	$(4.8)
Borrowings(4)	(23.4)	68.9	45.5	(48.8)	71.2	22.4
Total interest-bearing liabilities	$(25.8)	$71.9	$46.1	$(52.8)	$70.4	$17.6
(1)...(4) See footnotes to earlier table.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 61

The composition of our funding mix was as follows:

Funding Mix

	June 30, 2017	December 31, 2016	June 30, 2016
Deposits	78%	68%	68%
Unsecured	12%	23%	22%
Secured Borrowings:
Structured financings	4%	4%	4%
FHLB Advances	6%	5%	6%

These proportions will fluctuate in the future depending upon our funding activities. The change from the prior periods reflects the completion of the unsecured debt redemptions and tender offer during the 2017 second quarter.

The following table details further the rates of interest bearing liabilities.

Interest-Bearing Deposits and Borrowings — Average Balances and Rates for the Quarters Ended (dollars in millions)

	June 30, 2017			March 31, 2017			June 30, 2016
	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %
Interest-bearing Deposits
Time deposits	$15,787.0	$63.8	1.62%	$16,454.2	$64.6	1.57%	$18,398.0	$75.3	1.64%
Interest-bearing checking	2,934.8	3.8	0.52%	3,197.0	4.2	0.53%	3,008.0	3.5	0.47%
Savings	4,920.4	11.9	0.97%	4,499.7	10.7	0.95%	4,569.1	9.8	0.86%
Money markets / sweeps	6,580.7	15.1	0.92%	6,802.1	14.5	0.85%	5,669.3	10.8	0.76%
Total interest-bearing deposits	30,222.9	94.6	1.25%	30,953.0	94.0	1.21%	31,644.4	99.4	1.26%
Borrowings
Unsecured notes	6,591.1	85.5	5.19%	10,599.8	136.8	5.16%	10,589.3	137.0	5.18%
Secured borrowings	2,037.1	17.3	3.40%	2,948.9	27.0	3.66%	4,526.3	39.0	3.45%
FHLB advances	2,406.8	7.3	1.21%	2,410.7	6.4	1.06%	3,143.2	5.0	0.64%
Other credit facilities(1)	—	4.9	—%	—	(2.7)	—%	—	6.0	—%
Total borrowings	11,035.0	115.0	4.17%	15,959.4	167.5	4.20%	18,258.8	187.0	4.10%
Allocated to discontinued operations	(332.5)	(0.4)		(1,144.4)	(98.4)		(2,410.0)	(94.8)
Total borrowings(2)	10,702.5	114.6	4.28%	14,815.0	69.1	1.87%	15,848.8	92.2	2.33%
Total interest-bearing liabilities	$40,925.4	$209.2	2.04%	$45,768.0	$163.1	1.43%	$47,493.2	$191.6	1.61%

(1)
Balance includes interest expense related to facility fees and amortization of deferred costs on unused portions of credit facilities, including the Revolving Credit Facility and total return swaps. Amounts for the quarters ended March 31, 2017 and June 30, 2016, were reduced by capitalized interest on aircraft pre-delivery deposits and included in the amount allocated to discontinued operations.

(2)
For the quarters ended March 31, 2017 and June 30, 2016, the interest expense presented represented only the interest expense of continuing operations, and excluded interest expense of discontinued operation. See table with adjusted balances and commentary earlier in this section.

The deposits reflect a general shift from higher cost time deposits into savings. During the second half of 2016, we deemphasized and exercised call options on certain brokered time deposits, which had higher coupon rates. In 2017, we continued to lower that product through maturities, and in turn, we have promoted our savings accounts and grew that offering. See Funding and Liquidity section for a table that reflects deposits by channel.

The following table reflects our total deposit base, interest bearing and non-interest bearing, and related rate:

Total Deposits — Average Balances and Rates for the Quarters Ended (dollars in millions)

	June 30, 2017			March 31, 2017			June 30, 2016
	Average Balance	Interest Expense	Average Rate (%)	Average Balance	Interest Expense	Average Rate (%)	Average Balance	Interest Expense	Average
Interest-bearing deposits	$30,222.9	$94.6	1.25%	$30,953.0	$94.0	1.21%	$31,644.4	$99.4	1.26%
Non-interest-bearing deposits	1,411.2	—	—	1,387.3	—	—	1,108.8	—	—
Total deposits	$31,634.1	$94.6	1.20%	$32,340.3	$94.0	1.16%	$32,753.2	$99.4	1.21%

Deposits and borrowings are also discussed in Funding and Liquidity. See Select Financial Data (Average Balances) section for more information on borrowing rates.

62 CIT GROUP INC.

The following table depicts selected earning asset yields and margin related data for our segments and divisions within the segments.

Segment Average Yield and Other Data (dollars in millions)

	Quarters Ended			Six Months Ended,
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Commercial Banking
AEA	$29,158.6	$29,304.7	$29,900.9	$29,231.8	$29,906.2
Net Finance Revenue	309.3	311.7	336.4	621.0	680.3
Gross yield	7.79%	7.63%	7.76%	7.71%	7.79%
Net Finance Margin	4.24%	4.25%	4.50%	4.25%	4.55%
AEA
Commercial Finance	$9,858.1	$10,216.9	$11,542.6	$10,035.0	$11,696.2
Rail	7,393.3	7,320.0	7,036.6	7,363.4	6,954.7
Real Estate Finance	5,646.0	5,565.4	5,460.9	5,598.6	5,407.4
Business Capital	6,261.2	6,202.4	5,860.8	6,234.8	5,847.9
Gross yield
Commercial Finance	5.61%	5.16%	5.39%	5.38%	5.29%
Rail	11.70%	11.98%	13.16%	11.83%	13.45%
Real Estate Finance	5.34%	4.90%	5.17%	5.12%	5.30%
Business Capital	8.80%	9.01%	8.38%	8.90%	8.36%
NFR
Commercial Finance	$100.9	$97.8	$115.1	$198.7	$228.6
Rail	77.6	81.8	94.0	159.4	194.2
Real Estate Finance	52.3	48.2	51.7	100.5	106.2
Business Capital	78.5	83.9	75.6	162.4	151.3
NFM
Commercial Finance	4.09%	3.83%	3.99%	3.96%	3.91%
Rail	4.20%	4.47%	5.34%	4.33%	5.58%
Real Estate Finance	3.71%	3.46%	3.79%	3.59%	3.93%
Business Capital	5.02%	5.41%	5.16%	5.21%	5.17%
Consumer Banking
AEA	$7,092.8	$7,291.8	$7,568.3	$7,192.6	$7,575.3
Net Finance Revenue	111.2	106.5	98.7	217.7	196.0
Gross yield	5.73%	5.49%	5.47%	5.61%	5.51%
Net Finance Margin	6.27%	5.84%	5.22%	6.05%	5.17%
AEA
Other Consumer Banking	$2,168.0	$2,165.9	$1,921.0	$2,170.4	$1,848.9
Legacy Consumer Mortgages	4,924.8	5,125.9	5,647.3	5,022.2	5,726.4
Gross yield
Other Consumer Banking	3.56%	3.46%	3.62%	3.51%	3.66%
Legacy Consumer Mortgages	6.68%	6.34%	6.10%	6.51%	6.12%
NFR
Other Consumer Banking	$52.5	$46.6	$37.1	$99.1	$70.8
Legacy Consumer Mortgages	58.7	59.9	61.6	118.6	125.2
NFM
Other Consumer Banking	9.69%	8.61%	7.72%	9.13%	7.66%
Legacy Consumer Mortgages	4.77%	4.67%	4.36%	4.72%	4.37%
Non-Strategic Portfolios
AEA	$319.5	$367.5	$1,383.3	$342.8	$1,455.0
Net Finance Revenue	1.2	2.0	13.4	3.2	27.7
Gross yield	7.76%	7.62%	7.87%	7.70%	7.70%
Net Finance Margin	1.50%	2.18%	3.87%	1.87%	3.81%

Gross yields (interest income plus rental income on operating leases as a % of AEA) in Commercial Banking were up from both the year-ago and prior quarters, primarily driven by increases in Commercial Finance and Real Estate Finance, partially offset by decreases in Rail. The Commercial Finance increase from the year ago and prior quarters was primarily driven by the benefit of higher short-term interest rates. The division’s increase from the prior quarter was also a result of higher purchase accounting accretion due to prepayments. Gross yields were up in Real Estate Finance from the year-ago and prior quarters, driven by prepayment fees on a single transaction and higher short-term interest rates, partially offset by lower purchase accounting accretion. Gross yields in Rail were lower from the year-ago and prior quarters despite steady utilization, as lease rates continued to re-price lower on average across the North American portfolio.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 63

Consumer Banking gross yields were up, impacted by modestly higher purchase accounting accretion on mortgage loans in LCM.

As of June 30, 2017, the remaining accretable PAA was approximately $1 billion, of which approximately $125 million related to Commercial Banking, about half of which is expected to be realized in the next year. When a loan prepays, the loan’s remaining PAA is accelerated into interest income, which could result in fluctuations from quarter to quarter (see footnote one to the following table). The remaining approximately $910 million related to Consumer Banking, and is running off at a rate consistent with the run off of the underlying mortgages.

The following table displays PAA accretion by segment and division for both interest income and interest expense.

Purchase Accounting Accretion (PAA) (dollars in millions)

	Quarters Ended
	June 30, 2017			March 31, 2017			June 30, 2016
	PAA Accretion Recognized in:			PAA Accretion Recognized in:			PAA Accretion Recognized in:
	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR
Commercial Banking
Commercial Finance	$15.4	$0.3	$15.7	$12.2	$0.3	$12.5	$18.5	$0.6	$19.1
Real Estate Finance	10.7	—	10.7	11.9	—	11.9	18.8	—	18.8
Total Commercial Banking	26.1	0.3	26.4	24.1	0.3	24.4	37.3	0.6	37.9
Consumer Banking
Other Consumer Banking	0.3	1.2	1.5	(0.4)	1.2	0.8	0.3	2.4	2.7
Legacy Consumer Mortgages	33.0	—	33.0	30.7	—	30.7	31.4	—	31.4
Total Consumer Banking	33.3	1.2	34.5	30.3	1.2	31.5	31.7	2.4	34.1
Corporate and Other	—	0.1	0.1	—	0.2	0.2	—	1.3	1.3
Total CIT	$59.4	$1.6	$61.0	$54.4	$1.7	$56.1	$69.0	$4.3	$73.3

(1)	Included in the above are accelerated recognition of approximately $16.5 million, $19.3 million and $12.3 million for the quarters ended June 30, 2017 and 2016 and March 31, 2017, respectively.

(2)	Debt and deposits acquired in the OneWest Bank acquisition were recorded at a net premium, therefore the purchase accounting accretion of that adjustment decreases interest expense.
The following table sets forth the details on net operating lease revenues.

Net Operating Lease Data (dollars in millions)

	Quarters Ended						Six Months Ended,
	June 30, 2017		March 31, 2017		June 30, 2016		June 30, 2017		June 30, 2016
Rental income on operating leases	$251.2	13.66%	251.3	13.40%	$261.0	14.65%	$502.5	13.55%	$525.1	14.94%
Depreciation on operating lease equipment	(77.4)	(4.21)%	(73.5)	(3.92)%	(63.1)	(3.54)%	(150.9)	(4.07)%	(124.4)	(3.54)%
Maintenance and other operating lease expenses	(53.3)	(2.90)%	(53.8)	(2.87)%	(50.6)	(2.84)%	(107.1)	(2.89)%	(99.5)	(2.83)%
Net operating lease revenue and %	$120.5	6.55%	$124.0	6.61%	$147.3	8.27%	$244.5	6.59%	$301.2	8.57%
Average Operating Lease Equipment (“AOL”)	$7,357.0		$7,500.7		$7,125.1		$7,416.3		$7,027.2

Net operating lease revenue is generated principally by Rail with the remaining amount from Business Capital, both divisions of Commercial Banking. Net operating lease revenue was down, reflecting higher depreciation and continued downward pressures on renewal rates in Rail. The decline in AOL from the prior quarter reflects the movement of the European rail portfolio to assets held for sale.

Railcar utilization, including commitments to lease, was flat at 94%, as strength in sand car demand offset continued weakness in coal car utilization, compared to the prior and year-ago quarters. We expect these pressures to continue during 2017, with rental rates to continue to re-price downward as leases renew.

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

64 CIT GROUP INC.

Maintenance and other operating lease expenses relates to the rail portfolio. The increase from the prior-year quarter reflected increased maintenance, freight and storage costs in Rail due to the higher number of railcars off-lease, and growth in the portfolio.

Upon emergence from bankruptcy in 2009, CIT applied Fresh Start Accounting (“FSA”) in accordance with GAAP. The most significant remaining discount at June 30, 2017 related to operating lease equipment ($1.2 billion related to rail operating lease equipment). The discount on the operating lease equipment was, in effect, an impairment of the operating lease equipment upon emergence from bankruptcy, as the assets were recorded at their fair value, which was less than their carrying value. The recording of the FSA adjustment reduced the asset balances subject to depreciation and thus decreases depreciation expense over the remaining useful life of the operating lease equipment or until it is sold.

CREDIT METRICS

Credit metrics remain stable and continue to reflect a favorable credit environment.

Non-accrual loans of $257 million (0.88% of loans) were down slightly from $259 million (0.87%) at March 31, 2017, and were down from $279 million (0.94%) at December 31, 2016. Compared to the year-ago quarter, the decrease was driven by the decline in balances in NSP.

The provision for credit losses reflects loss adjustments related to loans recorded at amortized cost, off-balance sheet commitments and related reimbursements under indemnification agreements. The provision for credit losses was $4 million, down from the prior quarter provision of $50 million and down from the prior year quarter provision of $23 million. The lower provision this quarter is below the normalized run rate and is principally the result of lower loan balances and net credit benefits from changes in portfolio mix in Commercial Banking. The prior quarter included a specific reserve on a single retail account in the Business Capital factoring business, which was charged off during the second quarter. The prior year quarter included an increase in reserves related to the maritime portfolio.

Net charge-offs were $28 million (0.38% of average loans in the current quarter, essentially flat with the prior quarter and down from $34 million (0.45%) in the year-ago quarter. The decline from the year-ago quarter was primarily driven by lower charge-offs in the energy portfolio in Commercial Banking. Recoveries of $6 million were flat from the prior quarter and slightly up from the year-ago quarter. Net charge-offs are presented in a table and discussed later in this section.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 65

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Allowance — beginning of period	$448.6	$432.6	$400.8	$432.6	$347.0
Provision for credit losses(1)	4.4	49.7	23.3	54.1	112.8
Other(1)	0.7	(6.2)	3.4	(5.5)	(0.3)
Net additions	5.1	43.5	26.7	48.6	112.5
Gross charge-offs	(33.2)	(33.0)	(38.5)	(66.2)	(75.3)
Recoveries	5.5	5.5	4.1	11.0	8.9
Net Charge-offs	(27.7)	(27.5)	(34.4)	(55.2)	(66.4)
Allowance — end of period	$426.0	$448.6	$393.1	$426.0	$393.1
Provision for credit losses
Specific reserves on impaired loans	$(5.6)	$9.6	$(0.5)	$4.0	$13.2
Non-specific reserves	10.0	40.1	23.8	50.1	99.6
Total	$4.4	$49.7	$23.3	$54.1	$112.8
Allowance for loan losses
Specific reserves on impaired loans	$33.4	$39.5	$29.4
Non-specific reserves	392.6	409.1	363.7
Total	$426.0	$448.6	$393.1
Ratio
Allowance for loan losses as a percentage of total loans	1.47%	1.51%	1.31%
Allowance for loan losses as a percent of loans/Commercial	1.78%	1.85%	1.64%

(1)
The provision for credit losses includes amounts related to reserves on unfunded loan commitments and letters of credit, and for deferred purchase agreements, which are reflected in other liabilities. The items included in other liabilities totaled $49 million, $50 million and $45 million at June 30, 2017, March 31, 2017 and June 30, 2016, respectively. “Other” also includes allowance for loan losses associated with loan sales and foreign currency translations.

The allowance for loan losses was $426 million (1.47% of loans, 1.70% excluding loans subject to loss sharing agreements with the FDIC) at June 30, 2017, compared to $449 million (1.51% of loans, 1.76% excluding loans subject to loss sharing agreements with the FDIC) at March 31, 2017 and $393 million (1.31% of loans, 1.56% excluding loans subject to loss sharing agreements with the FDIC) at June 30, 2016. The decrease in the allowance for loan losses from the prior quarter was principally the result of lower loan balances and net credit benefits from changes in portfolio mix in Commercial Banking. The decrease from the prior quarter also reflects the charge-off of previously established specific reserves on impaired loans. The increase in the allowance for loan losses from the year-ago quarter reflects reserve build resulting from purchase accounting accretion on loans acquired from OneWest Bank.

Refer to Note 3 — Loans for details regarding the unpaid principal balance, carrying value and allowance for loan losses related to PCI loans.

Loan Net Carrying Value (dollars in millions)

	Loans	Allowance for Loan Losses	Net Carrying Value
June 30, 2017
Commercial Banking	$22,341.2	$(397.8)	$21,943.4
Consumer Banking	6,690.5	(28.2)	6,662.3
Total	$29,031.7	$(426.0)	$28,605.7
December 31, 2016
Commercial Banking	$22,562.3	$(408.4)	$22,153.9
Consumer Banking	6,973.6	(24.2)	6,949.4
Total	$29,535.9	$(432.6)	$29,103.3

66 CIT GROUP INC.

The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Net Charge-offs (dollars in millions)

	Quarters Ended						Six Months Ended
	June 30, 2017		March 31, 2017		June 30, 2016		June 30, 2017		June 30, 2016
Gross Charge-offs
Commercial Finance	$7.4	0.31%	$10.6	0.43%	$18.8	0.67%	$18.0	0.37%	$35.3	0.62%
Real Estate Finance	0.4	0.03%	3.9	0.28%	0.1	0.01%	4.3	0.15%	1.6	0.06%
Business Capital	24.5	1.33%	17.9	0.99%	19.1	1.16%	42.4	1.16%	37.2	1.14%
Commercial Banking	32.3	0.57%	32.4	0.57%	38.0	0.65%	64.7	0.57%	74.1	0.63%
Legacy Consumer Mortgages	0.9	0.05%	0.6	0.03%	0.5	0.03%	1.5	0.04%	1.2	0.03%
Consumer Banking	0.9	0.05%	0.6	0.03%	0.5	0.03%	1.5	0.04%	1.2	0.03%
Total	$33.2	0.45%	$33.0	0.45%	$38.5	0.51%	$66.2	0.45%	$75.3	0.49%
Recoveries
Commercial Finance	$0.6	0.02%	$0.1	—	$0.1	—%	$0.7	0.01%	$0.7	0.01%
Business Capital	4.7	0.26%	4.9	0.27%	3.2	0.20%	9.6	0.26%	6.6	0.21%
Commercial Banking	5.3	0.28%	5.0	0.09%	3.3	0.20%	10.3	0.27%	7.3	0.22%
Legacy Consumer Mortgages	0.2	0.01%	0.5	0.02%	0.8	0.05%	0.7	0.02%	1.6	0.04%
Consumer Banking	0.2	0.01%	0.5	0.02%	0.8	0.05%	0.7	0.02%	1.6	0.04%
Total	$5.5	0.29%	$5.5	0.08%	$4.1	0.25%	$11.0	0.29%	$8.9	0.26%
Net Charge-offs
Commercial Finance	$6.8	0.29%	$10.5	0.43%	$18.7	0.67%	$17.3	0.36%	$34.6	0.61%
Real Estate Finance	0.4	0.03%	3.9	0.28%	0.1	0.01%	4.3	0.15%	1.6	0.06%
Business Capital	19.8	1.07%	13.0	0.72%	15.9	0.96%	32.8	0.90%	30.6	0.93%
Commercial Banking	27.0	0.48%	27.4	0.48%	34.7	0.59%	54.4	0.48%	66.8	0.57%
Legacy Consumer Mortgages	0.7	0.04%	0.1	0.01%	(0.3)	(0.02)%	0.8	0.02%	(0.4)	(0.01)%
Consumer Banking	0.7	0.04%	0.1	0.01%	(0.3)	(0.02)%	0.8	0.02%	(0.4)	(0.01)%
Total	$27.7	0.38%	$27.5	0.37%	$34.4	0.45%	$55.2	0.37%	$66.4	0.44%

Net charge-offs were essentially flat with the prior quarter and down from the year-ago quarter. The decline from the year ago quarter was driven by lower charge-offs in the energy portfolio in Commercial Banking.

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

Non-accrual Loans (dollars in millions)(1)

	June 30, 2017	December 31, 2016
Non-accrual loans
U.S.	$217.5	$218.9
Foreign	39.3	59.7
Non-accrual loans	$256.8	$278.6
Troubled Debt Restructurings(2)
U.S.	$42.9	$41.7
Foreign	71.8	40.6
Restructured loans	$114.7	$82.3
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$33.0	$32.0

(1)
Factored receivables within our Business Capital division do not accrue interest and therefore are not considered within non-accrual loan balances, however are considered for credit provisioning purposes.

(2)	Excludes TDR loans in a trial modification period of $17.9 million and $39.5 million at June 30, 2017 and December 31, 2016, respectively. Refer to Note 3 — Loans for further details.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 67

Non-accrual Loans (dollars in millions) continued
	June 30, 2017		December 31, 2016
Commercial Finance	$166.1	1.76%	$188.8	1.90%
Real Estate Finance	3.6	0.06%	20.4	0.37%
Business Capital	59.5	0.82%	41.7	0.60%
Commercial Banking	229.2	1.03%	250.9	1.11%
Legacy Consumer Mortgages	18.7	0.42%	17.3	0.36%
Other Consumer Banking	0.8	0.04%	0.1	—
Consumer Banking	19.5	0.29%	17.4	0.25%
Non-Strategic Portfolios	8.1	NM	10.3	NM
Total	$256.8	0.88%	$278.6	0.94%
NM — Not meaningful; Non-accrual loans include loans held for sale. All of NSP non-accrual loans reflected loans held for sale; since there was no portfolio loans, no % is displayed.

Non-accrual loans were down slightly from the prior quarter and were down from December 31, 2016 primarily due to decreases in Commercial Finance and Real Estate Finance partially offset by an increase in Business Capital.

Approximately 50% of our non-accrual accounts were paying currently compared to 75% at December 31, 2016. Our impaired loan carrying value (including PAA discount and charge-offs) to estimated outstanding unpaid principal balances approximated 96% compared to 91% at December 31, 2016. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and troubled debt restructurings (“TDRs”).

Total delinquency (30 days or more) was 1.1% of loans at June 30, 2017, essentially unchanged from December 31, 2016.

Forgone Interest (dollars in millions)

	Six Months Ended June 30,
	2017			2016
	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$13.4	$3.6	$17.0	$6.3	$2.2	$8.5
Less: Interest recorded	(1.8)	(0.9)	(2.7)	(0.8)	(0.7)	(1.5)
Foregone interest revenue	$11.6	$2.7	$14.3	$5.5	$1.5	$7.0

The Company periodically modifies the terms of loans in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower, which otherwise would not have been considered, are accounted for as TDRs. For those accounts that were modified but were not considered to be TDRs, it was determined that no concessions had been granted by CIT to the borrower. Borrower compliance with the modified terms is the primary measurement that we use to determine the success of these programs.
The tables that follow reflect loan carrying values of accounts that have been modified, excluding PCI loans.

TDRs and Modifications (dollars in millions)

	June 30, 2017		December 31, 2016
		% Compliant		% Compliant
Troubled Debt Restructurings(1)
Deferral of principal and/or interest	$50.0	32%	$9.6	99%
Covenant relief and other	64.7	99%	72.7	95%
Total TDRs	$114.7	69%	$82.3	84%
Percent non-accrual	46%		41%
Modifications(2)
Extended maturity	$118.8	97%	$95.0	100%
Covenant relief	263.0	98%	261.1	100%
Interest rate increase	136.6	99%	138.2	100%
Other	183.6	91%	216.0	92%
Total Modifications	$702.0	96%	$710.3	98%
Percent non-accrual	12%		23%

(1)	Excludes TDR loans in a trial modification period of $17.9 million and $39.5 million at June 30, 2017 and December 31, 2016, respectively. Refer to Note 3 — Loans for further details.

(2)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

PCI loans, TDRs and other credit quality information is included in Note 3 — Loans in Item 1. Consolidated Financial Statements.

68 CIT GROUP INC.

NON-INTEREST INCOME

As presented in the following table, Non-interest Income includes Rental Income on Operating Leases and Other Non-Interest Income. The following discussion is on a consolidated basis; Non-interest income is also discussed in each of the individual segments in Results By Business Segment.

Non-interest Income (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Rental income on operating leases	$251.2	$251.3	$261.0	$502.5	$525.1
Other non-interest income:
Fee revenues	28.2	28.9	25.6	57.1	55.9
Factoring commissions	23.1	26.1	24.1	49.2	50.5
Gains on sales of leasing equipment	14.0	8.5	23.3	22.5	28.1
Gains on loan and portfolio sales	7.4	4.8	7.7	12.2	8.0
Gains on investments	4.7	4.1	6.3	8.8	2.2
Gain on OREO sales	2.3	1.3	3.4	3.6	5.1
Net (losses) gains on derivatives and foreign currency exchange	(1.8)	(11.3)	10.7	(13.1)	20.0
Impairment on assets held for sale	(1.9)	(1.7)	(12.8)	(3.6)	(33.1)
Other revenues	8.6	18.4	11.5	27.0	47.9
Total other non-interest income	84.6	79.1	99.8	163.7	184.6
Total non-interest income	$335.8	$330.4	$360.8	$666.2	$709.7

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

Factoring commissions were down relative to the prior quarter, reflecting the seasonal decline in volume and were essentially flat compared to the year-ago quarter, despite an increase in factoring volumes as a reduction in the mix of higher risk receivables put downward pressure on pricing. Factoring volume was $5.7 billion for the current quarter, up from $5.5 billion in the year-ago quarter, and down from $6.8 billion last quarter.

Gains on sales of leasing equipment resulted from $65 million of equipment sales in the current quarter, $98 million in the year-ago quarter, and $51 million in the prior quarter. In each of the quarters, the gains were driven by sales of rail equipment and other types of equipment in Business Capital and NSP. Gains on sales increased by $5.5 million from the prior quarter, primarily due to larger gains on sales of Rail equipment. Gains as a percentage of equipment sold, which will vary based on the type and age of equipment sold, increased from last quarter and decreased slightly from the year-ago quarter. See table entitled Equipment Sales in the Loans and Leases section that displays amounts sold by segment.

Gains on loan and portfolio sales resulted from $146 million of sales in the current quarter, $220 million in the year-ago quarter, and $172 million in the prior quarter. Gains and losses vary based on the underlying loan and market conditions. See table entitled Loan and Portfolio Sales in the Loans and Leases section that displays amounts sold by segment.

Gains on investments include changes in value of mortgage-backed securities and also derived from sales of equity investments that were received as part of a lending transaction or, in some cases, a workout situation.

Gains on OREO sales reflect sales and adjustments to the carrying value of real estate owned assets, and primarily relate to foreclosures in the mortgage portfolios in the Consumer Banking segment.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 69

Net (losses) gains on derivatives and foreign currency exchange includes transactional foreign currency movements, realization of currency translation adjustments ("CTA") amounts from accumulated other comprehensive loss due to translation adjustments related to the liquidating portfolios and the valuation of the derivatives within the TRS.

Foreign currency movements and other exposures resulted in net losses of $2 million, $1 million and $3 million for the current quarter, year-ago quarter and prior quarter, respectively. On a gross basis, transactional foreign currency movements resulted in a gain of $18 million in the current quarter, a loss of $21 million in the year-ago quarter, and a gain of $2 million in the prior quarter. The impact of these transactional foreign currency movements in the current quarter, year-ago quarter and prior quarter, respectively, was offset by a loss of $20 million, gain of $22 million and loss of $5 million, on derivatives that economically hedge foreign currency movements and other exposures.

The prior quarter included a charge of $8 million on the realization of CTA amounts from AOCI due to translational adjustments related to liquidating portfolios.

The valuation of the derivatives within the TRS resulted in losses of $1 million in the prior quarter and gains of $9 million in the prior year quarter, primarily due to the narrowing or widening of credit spread inputs to the fair value model. The decrease in the change in valuation in the current quarter compared to the prior year quarter is the result of the termination of the Canadian TRS in December 2016.

For additional information on the impact of derivatives on the income statement, refer to Note 7 — Derivative Financial Instruments in Item 1. Financial Information.

Impairment on assets held for sale in the year-ago quarter was primarily driven by Commercial Banking, mainly related to $14 million for scrapping of certain rail cars. (See Other Expenses for related discussion on depreciation on operating lease equipment.)

Other revenues included items that are more episodic in nature, such as gains on work-out related claims, proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and income from joint ventures.

70 CIT GROUP INC.

EXPENSES

Non-Interest Expense (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Depreciation on operating lease equipment	$(77.4)	$(73.5)	$(63.1)	$(150.9)	$(124.4)
Maintenance and other operating lease expenses	(53.3)	(53.8)	(50.6)	(107.1)	(99.5)
Operating expenses:
Compensation and benefits	(145.4)	(143.3)	(146.8)	(288.7)	(304.5)
Technology	(33.9)	(32.7)	(31.0)	(66.6)	(61.3)
Professional fees	(31.6)	(39.8)	(37.0)	(71.4)	(74.3)
Insurance	(24.9)	(25.6)	(28.7)	(50.5)	(53.6)
Net occupancy expense	(15.1)	(19.9)	(17.0)	(35.0)	(34.9)
Advertising and marketing	(10.4)	(5.4)	(4.4)	(15.8)	(9.6)
Other expenses	(24.7)	(23.9)	(28.3)	(48.6)	(58.4)
Operating expenses, excluding restructuring costs and intangible asset amortization	(286.0)	(290.6)	(293.2)	(576.6)	(596.6)
Intangible asset amortization	(6.2)	(6.2)	(6.4)	(12.4)	(12.8)
Provision for severance and facilities exiting activities	(3.4)	(14.8)	(9.7)	(18.2)	(30.0)
Total operating expenses	(295.6)	(311.6)	(309.3)	(607.2)	(639.4)
Loss on debt extinguishment and deposit redemption	(164.8)	—	(2.4)	(164.8)	(4.0)
Total non-interest expenses	$(591.1)	$(438.9)	$(425.4)	$(1,030.0)	$(867.3)
Headcount	3,995	4,060	4,220
Operating expenses excluding restructuring costs and intangible asset amortization as a % of AEA(1)	2.26%	2.49%	2.45%	2.37%	2.49%
Operating expenses excluding restructuring costs and intangible asset amortization and other noteworthy items as a % of AEA(1)	2.43%	2.49%	2.50%	2.46%	2.49%
Net efficiency ratio(2)	60.3%	58.6%	54.9%	59.5%	56.2%
Net Efficiency Ratio excluding noteworthy items(2)	58.6%	57.7%	54.9%	58.1%	56.8%

(1)
Operating expenses excluding restructuring costs and intangible asset amortization as a % of AEA is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

(2)
Net efficiency ratio and net efficiency ratio adjusted are non-GAAP measurements used by management to measure operating expenses (before restructuring costs and intangible amortization) to the level of total net revenues. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information and description of the calculation.

Depreciation on Operating Lease Equipment

Depreciation on operating lease equipment is recognized on owned equipment over the lease term or estimated useful life of the asset. Depreciation expense is driven by rail equipment and smaller ticket equipment, such as office equipment, in the Rail and Business Capital divisions in Commercial Banking, respectively. Impairments recorded on equipment held in our portfolio are reported as depreciation expense. Equipment held for sale also impacts the balance, as depreciation expense is suspended on operating lease equipment once it is transferred to AHFS. The increase in depreciation expense reflects portfolio growth and mix, as the equipment, other than rail, have shorter lives, which increased depreciation in the current quarter. Depreciation expense is also discussed in “Net Finance Revenue,” as it is a component of our asset margin. See “Non-Interest Income” for impairment charges on operating lease equipment classified as held for sale.

Maintenance and Other Operating Lease Expenses

Maintenance and other operating lease expenses relates to equipment ownership and leasing costs associated with the Rail portfolio. Rail provides railcars primarily pursuant to full-service lease contracts under which Rail as lessor is responsible for railcar maintenance and repair. Maintenance expenses on railcars increased from the year-ago quarter on the growing portfolio, with increased costs associated with end of lease railcar returns and higher Railroad Interchange repair expenses. Maintenance and other operating lease expenses were flat compared to the prior period.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 71

Operating Expenses

Operating expenses, excluding restructuring costs and intangible asset amortization were down from the prior quarter, driven primarily by lower net occupancy expenses and professional fees related to the Comprehensive Capital Analysis and Review ("CCAR") process and our strategic initiatives, partially offset by higher advertising and marketing costs, primarily in Consumer Banking. The current quarter also included a $5 million non-recurring charge related to our European Rail business and a $3 million non-restructuring severance charge. The decrease from the year-ago quarter reflects results from our expense reduction initiatives.

We remain on track to achieve our operating expense reduction target of $150 million by the end of 2018 through organizational alignment, technology and operations improvements and third party initiatives.

Operating Expenses reflect the following changes:

▪
Compensation and benefits decreased from the year-ago quarter, primarily reflecting the impact of fewer employees and a $3 million non-restructuring severance charge. Throughout 2016, we reduced the number of total employees primarily as a result of business sales and other strategic initiatives.

▪	Technology costs increased from the prior quarters due to the timing of anticipated costs.

▪
Professional fees included legal and other professional fees, such as tax, audit, and consulting services. Professional fees were down from the prior quarters primarily as a result of lower costs related to the CCAR process and our strategic initiatives.

▪	Insurance expenses decreased slightly from the prior quarter.

▪	Net Occupancy expenses were down from the prior and year-ago quarters. The prior quarter included costs associated with consolidating office space.

▪	Advertising and marketing expenses include costs associated with raising deposits and may fluctuate based on timing of marketing programs.

▪	Intangible asset amortization primarily results from intangible assets recorded in the OneWest Bank acquisition.

▪
Provision for severance and facilities exiting activities primarily reflects strategic initiatives to reduce operating expenses and streamline our operations, which resulted in employee reductions compared to the year-ago period.

▪
Other expenses include items such as travel and entertainment, office equipment and supplies and taxes (other than income taxes, such as state sales tax, etc.), and from time to time includes settlement agreement costs, including OneWest Bank legacy matters.

Loss on Debt Extinguishments and Deposit Redemptions

The $165 million loss in the current quarter related to the tender and early redemptions of $5.8 billion of unsecured borrowings described in detail in Note 6 — Borrowings in Item 1. Consolidated Financial Statements.

72 CIT GROUP INC.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Provision for income taxes, before discrete items	$61.5	$44.9	$107.6	$106.4	$163.0
Discrete items	(93.4)	11.3	3.6	(82.1)	(7.4)
Provision (benefit) for income taxes	$(31.9)	$56.2	$111.2	$24.3	$155.6
Effective tax rate	(343.0)%	41.8%	55.8%	16.9%	51.1%
Effective tax rate, before discrete items(1)	35.2%	33.4%	54.0%	34.2%	53.5%

(1)	Effective tax rate excluding discrete items is a non-GAAP measure. See “Non-GAAP Measurements” for reconciliation of non-GAAP financial information.
The income tax (benefit) provision before the impact of discrete items was higher in the current quarter, as compared to the prior quarter primarily driven by deferred federal and state income tax expense on increased domestic earnings, which shifted the geographic mix of earnings. Excluding certain tax items and debt extinguishment costs treated as discrete items in the quarter, the effective tax rate in the current quarter was 35.2%. The projected full year 2017 effective income tax rate is 34% before the impact of the discrete items.
The higher year-ago quarter and six months ended period was primarily due to the impact of certain unfavorable tax adjustments, including certain international income that was subject to incremental tax in the U.S.
Included in the net discrete tax benefit of $93.4 million and $82.1 million for the current quarter and year to date was:

•
$19.3 million net current tax benefit, including interest and penalties, recognized for the resolution of an uncertain tax position taken on certain prior year income tax returns and certain refunds expected of previously paid taxes, all related to legacy OneWest bank matters,

•	$65.2 million deferred tax benefit on the debt extinguishment costs,

•	$6.9 million deferred tax benefit related to the recognition of a deferred tax asset related to the Company’s investment in NACCO, which is now categorized as “held for sale.”

•	$13.9 million in deferred tax expense recorded in the prior quarter related to the restructuring of legal entities in preparation for the Commercial Air sale, and

•	$4.6 million of miscellaneous other year to date net tax benefit items.
Included in the $7.4 million of net discrete tax benefit for the year-ago six months period was a $13.9 million tax benefit, including interest and penalties, recorded in the prior year first quarter resulting from favorable resolution of a tax position on an international portfolio previously sold, which was partially offset by $6.5 million of other miscellaneous net tax expense items, of which $3.6 million was recorded in the year-ago quarter.
We expect the 2017 global effective tax rate to be in the mid 30% range, before the impact of discrete tax items and tax effect of the debt extinguishment costs. However, there will be a minimal impact on cash taxes paid, until the related NOL carry-forward is fully utilized. The taxable income from the Commercial Air transaction utilized approximately $4 billion of U.S. Federal NOLs and incurred minimal amount of U.S. federal and state cash taxes, after applying available tax credits. As of December 31, 2016 and pro forma for the sale, approximately $2 billion of the U.S. Federal NOLs remains of which $1.3 billion is still subject to the annual limitation on use of the remaining pre-bankruptcy NOLs, which is approximately $265 million per annum. The amount of future cash taxes will depend on the level of taxable income after utilization of the remaining NOLs, including the implications of the aforementioned limitation. Cash taxes were a net payment of $14.0 million and $13.8 million for the current quarter and six months ended period, respectively, compared to a net refund of $0.2 million in the prior quarter, $6.2 million net payment in the year-ago quarter, and $6.4 million in the year-ago six months period.
See Note 11 - Income Taxes in Item 1. Consolidated Financial Statements for additional information, including deferred tax assets.

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

Commercial Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
Earnings Summary	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest income	$316.6	$307.5	$323.4	$624.1	$647.3
Rental income on operating leases	251.2	251.3	257.0	502.5	517.3
Finance revenue	567.8	558.8	580.4	1,126.6	1,164.6
Interest expense	(127.8)	(119.8)	(130.3)	(247.6)	(260.4)
Depreciation on operating lease equipment	(77.4)	(73.5)	(63.1)	(150.9)	(124.4)
Maintenance and other operating lease expenses	(53.3)	(53.8)	(50.6)	(107.1)	(99.5)
Net finance revenue (NFR)	309.3	311.7	336.4	621.0	680.3
Provision for credit losses	0.2	(49.2)	(22.2)	(49.0)	(108.6)
Other non-interest income	74.8	72.3	68.0	147.1	126.0
Operating expenses	(176.5)	(178.7)	(188.0)	(355.2)	(385.4)
Income before provision for income taxes	$207.8	$156.1	$194.2	$363.9	$312.3

Select Period End Balance
Loans and leases	$30,231.0	$30,731.2	$30,661.0	$30,231.0	$30,661.0
Earning assets	30,467.9	30,976.0	31,078.1	30,467.9	31,078.1
Select Average Balances
Average loans	$22,700.8	$22,749.7	$23,346.8	$22,703.3	$23,385.1
Average operating leases (AOL)	7,357.0	7,500.7	7,125.1	7,416.3	7,027.2
Average earning assets (AEA)	29,158.6	29,304.7	29,900.9	29,231.8	29,906.2
Statistical Data
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses	$120.5	$124.0	$143.3	$244.5	$293.4
Operating lease margin as a % of AOL	6.55%	6.61%	8.04%	6.59%	8.35%
Net efficiency ratio	45.6%	46.2%	46.1%	45.9%	47.4%
Pretax return on AEA	2.85%	2.13%	2.60%	2.49%	2.09%
New business volume	$2,046.3	$1,615.4	$2,239.5	$3,661.7	$4,016.5
Factoring volume	$5,731.3	$6,811.6	$5,529.3	$12,542.9	$11,403.1
Select Divisional Data
Net finance revenue:
Commercial Finance	$100.9	$97.8	$115.1	$198.7	$228.6
Rail	77.6	81.8	94.0	159.4	194.2
Real Estate Finance	52.3	48.2	51.7	100.5	106.2
Business Capital	78.5	83.9	75.6	162.4	151.3
Segment total	$309.3	$311.7	$336.4	$621.0	$680.3
Net finance margin — NFR as a % of AEA
Commercial Finance	4.09%	3.83%	3.99%	3.96%	3.91%
Rail	4.20%	4.47%	5.34%	4.33%	5.58%
Real Estate Finance	3.71%	3.46%	3.79%	3.59%	3.93%
Business Capital	5.02%	5.41%	5.16%	5.21%	5.17%
Segment total	4.24%	4.25%	4.50%	4.25%	4.55%

74 CIT GROUP INC.

Commercial Banking pre-tax earnings increased from the prior quarter, reflecting lower credit costs, principally the result of lower loan balances and net credit benefits from changes in portfolio mix. Pre-tax earnings increased relative to the year-ago quarter, reflecting lower credit costs and operating expenses, higher non-interest income, partially offset by a decrease in net finance revenue.

Average loans and leases, which comprise the vast majority of earning assets, were $30.5 billion for the quarter ended June 30, 2017, essentially flat compared to the prior quarter, as a decline in Commercial Finance, primarily reflective of prepayments and seasonally lower factoring receivables, was mostly offset by increases in the other divisions. Average loans and leases were down 1% from a year ago, as the decline in the Commercial Finance division offset increases in each of the other divisions.

New lending and leasing volume of $2.0 billion was up from the prior quarter, reflecting increases across all divisions and primarily driven by Commercial Finance. The new lending and leasing volume was down from the year-ago quarter as all divisions had decreases in volume, except Rail.

Factored volume of $5.7 billion was down 16% from the prior quarter due to seasonal trends and up 4% compared to the year-ago quarter, driven by increased volume across all industries, especially technology.

Rail average loans and leases of $7.3 billion were up slightly from $7.2 billion in the prior quarter and $6.9 billion in the year-ago quarter. Period end loans and leases for North American Rail increased 3% during the quarter, and rail car utilization in North American Rail remained at 94%, as strength in sand car demand offset continued weakness in coal car utilization. On June 30, 2017, we announced the sale of Nacco, our European rail leasing business, and transferred the portfolio to assets held for sale. Our portfolio of 135,000 railcars is up slightly from the prior quarter and includes approximately 14,000 railcars that are subject to a definitive sale agreement to sell Nacco. At June 30, 2017, we had approximately 2,200 railcars on order from manufacturers, with deliveries scheduled through 2018. See Note 12 — Commitments in Item 1. Consolidated Financial Statements for further railcar manufacturer commitment data.

Highlights included:

▪
Net finance revenue ("NFR") decreased from both the prior and the year-ago quarters reflecting lower earning assets primarily driven by the Commercial Finance division, and lower net rental income in the Rail division, despite steady utilization and higher assets. These were partially offset by the impact of higher interest rates, as well as higher purchase accounting accretion due to prepayments in Commercial Finance and prepayment fee income on a single transaction in Real Estate Finance. The decrease from the year-ago quarter also reflects lower purchase accounting accretion.

▪
Net Finance Margin ("NFM") was down slightly compared to the prior quarter and down compared to the year-ago quarter, reflecting lower net rental income in the Rail division, partially offset by the impact of higher interest rates, as well as higher purchase accounting accretion due to prepayments in Commercial Finance and prepayment fee income on a single transaction in Real Estate Finance. NFM compared to the prior quarter was up in Commercial Finance and Real Estate, while Rail and Business Capital were down.

▪
Purchase accounting accretion totaled $26 million, $24 million and $38 million in the current, prior and year-ago quarters, respectively. Essentially all accretion benefited interest income, with a small amount decreasing interest expense. (Purchase accounting accretion is depicted in tabular form in the Net Finance Revenue section). The current quarter, prior and year-ago quarters included $12 million, $10 million and $16 million, respectively, of PAA that was accelerated due to prepayments.

▪
Gross yields increased as compared to the prior quarter driven by increases in Commercial Finance and Real Estate Finance, reflecting the impact of higher interest rates and slightly higher purchase accounting accretion and prepayment benefits. Gross yields were essentially flat compared to the year ago quarter as lower Rail rentals and lower Commercial Finance and Real Estate Finance purchase accounting accretion were offset by the impact of higher interest rates.

See Select Segment and Division Margin Metrics table in Net Finance Revenue section for amounts of purchase accounting accretion and gross yields by division.

▪
Net operating lease revenue, which is a component of NFR, is driven primarily by the performance of our rail portfolio. Net operating lease revenue was down from the prior quarter and the year-ago quarter, due to lower renewal lease rates, as well as higher depreciation. Rental rates declined as average lease renewal rates continued to re-price

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 75 down due to excess capacity in the market. We expect this rate to fluctuate depending on the number and types of cars renewing, and while there are signs of stabilization in certain car types, such as sand cars, demand for energy-related coal and tank cars remains weak. Given current market conditions, we expect to see continued deterioration in portfolio yields through 2017 and average renewal rates to continue to re-price down in the 20-30% range.

▪	Railcar utilization, including commitments to lease, remained flat at 94% from prior quarter and from the year-ago quarter.

▪	Other non-interest income increased from the year-ago quarter and prior quarter, reflecting the following:

▪
Factoring commissions of $23 million were down from the prior quarter, reflecting the seasonal decline in volume and were essentially flat compared to the year-ago quarter, despite an increase in factoring volumes, as a reduction in the mix of higher risk receivables put downward pressure on pricing. Year to date, factoring commissions were $49 million, down from $51 million for the prior year.

▪
Gains on asset sales (including receivables, equipment and investments) totaled $21 million, compared to $14 million in the prior quarter and $30 million in the year-ago quarter. The gains for the quarters were primarily driven by sales of rail cars. Year to date, gains totaled $35 million, up slightly from the prior year.

▪
Fee revenue is mainly driven by fees on lines of credit and letters of credit, capital markets-related fees, agent and advisory fees and banking related fees, including cash management and account fees. Fee revenue was $26 million in the current quarter, down slightly from $27 million in the prior quarter and up from $22 million in the year-ago quarter driven by higher capital market fees in the Commercial Finance division. Year to date, fee revenue totaled $52 million, up from $49 million in the prior year.

▪
There was a slight benefit for credit losses in the current quarter, compared to provisions of $49 million in the prior quarter and $22 million in the year-ago quarter. The provision this quarter is below the normalized run rate and principally the result of lower loan balances and net credit benefits from changes in portfolio mix. The decline from the year-ago quarter was in the Commercial Finance division and reflected lower provision amounts for the energy and maritime sectors. The provision in the prior quarter was primarily driven by a specific reserve on a single account in the factoring business within the Business Capital division. Year to date, the provision for credit losses was down due to the noted quarterly decline.

▪
Net charge-offs were $27 million (0.48% of average loans), down from $35 million (0.59%) in the year-ago quarter and unchanged from the prior quarter. The decrease from the year-ago quarter was driven by the Commercial Finance division, mostly in the energy portfolio. Year to date, net charge-offs were $54 million (0.48%) in 2017 and $67 million (0.57%) in 2016.

Non-accrual loans were $229 million (1.03% of loans), compared to $234 million (1.02%) at March 31, 2017, and $251 million (1.11%) at December 31, 2016. The decrease from December 31, 2016 reflected a reduction in the Commercial Finance division, including lower energy non-accrual loans.

▪
Operating expenses declined $2 million from the prior quarter, as lower employee related costs were mostly offset by a $5 million non-recurring charge related to Nacco, and $12 million from the year-ago quarter, reflecting lower employee related costs. Year to date, operating expenses decreased from $385 million to $355 million, reflecting lower operating expenses from the impact of management expense initiatives.

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

76 CIT GROUP INC.

Consumer Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
Earnings Summary	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest income	$101.6	$100.0	$103.5	$201.6	$208.8
Finance revenue	101.6	100.0	103.5	201.6	208.8
Interest benefit (expense)	9.6	6.5	(4.8)	16.1	(12.8)
Net finance revenue (NFR)	111.2	106.5	98.7	217.7	196.0
Provision for credit losses	(4.6)	(0.5)	(1.1)	(5.1)	(4.2)
Other non-interest income	5.7	7.9	11.7	13.6	19.9
Operating expenses	(96.2)	(95.6)	(86.0)	(191.8)	(171.1)
Income before provision for income taxes	$16.1	$18.3	$23.3	$34.4	$40.6
Select Period End Balance
Loans	$6,746.9	$6,876.9	$7,157.9	$6,746.9	$7,157.9
Earning assets	6,955.4	7,190.0	7,543.9	6,955.4	7,543.9
Deposits	22,935.4	22,584.1	22,957.8	22,935.4	22,957.8
Select Average Balances
Average loans	$6,751.3	$6,888.7	$7,142.2	$6,821.0	$7,140.5
Average earning assets (AEA)	7,092.8	7,291.8	7,568.3	7,192.6	7,575.3
Statistical Data
Net efficiency ratio	78.3%	79.5%	73.7%	78.9%	75.0%
Pretax return on AEA	0.91%	1.00%	1.23%	0.96%	1.07%
New business volume	$149.6	$154.7	$261.3	$304.3	$475.7
Select Divisional Data
Net finance revenue:
Other Consumer Banking	$52.5	$46.6	$37.1	$99.1	$70.8
Legacy Consumer Mortgages	58.7	59.9	61.6	118.6	125.2
Segment total	$111.2	$106.5	$98.7	$217.7	$196.0
Net finance margin — NFR as a % of AEA
Other Consumer Banking	9.69%	8.61%	7.72%	9.13%	7.66%
Legacy Consumer Mortgages	4.77%	4.67%	4.36%	4.72%	4.37%
Segment total	6.27%	5.84%	5.22%	6.05%	5.17%

Pretax results reflected interest on loans, which included PAA accretion, and the income it received from the other segments for the value of the deposits it generated. Other non-interest income mostly included net gains on OREO sales and fee revenue. The operating expenses are proportionally higher than other segments, which causes the net efficiency ratio to be higher than other segments, reflecting the branch operations and other items, some of which are described below. The decrease in pre-tax earnings from the year-ago and prior quarters primarily reflects higher NFR, offset by higher operating expenses and credit provision, along with lower other non-interest income. The year to date decline followed similar trends.

Average loans totaled $6.8 billion for the quarter ended June 30, 2017, down 2% from March 31, 2017, due primarily to run-off of the LCM portfolios. The LCM portfolios made up $4.6 billion of the current quarter balance, with a significant portion covered by loss sharing agreements with the FDIC. These agreements begin to expire in 2019, the benefit of which is recorded within the indemnification asset. See Note 5 — Indemnification Assets in Item 1. Consolidated Financial Statements of CIT’s Annual Report on Form 10-K for the year ended December 31, 2016 for more detailed discussion on the indemnification assets and Discontinued Operations earlier in this document, which discussed a reduction to the indemnification asset during the quarter related to a settlement with the FDIC.

Deposits, which include deposits from the branch and online channels, increased $351 million from the prior quarter, primarily driven by an increase of approximately $666 million in online High Yield Savings Accounts (“HYSA”) and money market accounts , partially offset by a decrease of approximately $315 million in time deposits, checking and other savings accounts. Deposits were down from the prior year quarter primarily due to the run-off of consumer time deposits.

Other highlights include:

▪
NFR of $111 million increased from the year-ago and prior quarters mostly due to larger benefit from the value of the excess deposits generated. Net finance margin reflected similar trends. There was about $35 million of purchase accounting accretion in the current quarter, compared to $34 million in the year-ago quarter and $32 million in the prior quarter. There was a small amount of accelerated purchase accounting accretion due to prepayments in the LCM single family residential mortgages of $4 million, $2 million and $4 million for the current, prior quarter and year ago

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 77 quarter, respectively. Similarly, year to date NFR is up mostly on the higher benefit from the value of the excess deposits.

▪
Other non-interest income included gains on REO properties, fee revenue and other miscellaneous income. Gains on OREO properties totaled approximately $3 million in the current quarter and $5 million in the prior-year quarter, while the prior quarter was $1 million. Fee revenue was approximately $2 million in the current and prior quarters, and $3 million in the year-ago quarter. Other revenue was $1 million, down from $4 million in the year-ago quarter and $6 million in the prior quarter, both of which benefited from valuation adjustment gains for the FDIC Receivable measured at fair value.

▪
Non-accrual loans were $20 million (0.29% of loans) at June 30, 2017, up slightly from $16 million (0.24%) at March 31, 2017, and from 17 million (0.25%) at December 31, 2016, essentially all of which are in the LCM portfolios.

▪
Compared to the year-ago quarter, operating expenses increased, primarily driven by higher advertising and marketing expenses. Operating expenses was flat compared to the prior quarter, as an increase in advertising and marketing expenses was offset by declines in other operating expenses.

Non-Strategic Portfolios (NSP)

NSP consists of businesses and portfolios that we no longer consider strategic. These portfolios include equipment financing, secured lending and leasing and advisory services to small and middle-market businesses.

Non-Strategic Portfolios: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
Earnings Summary	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest income	$6.2	$7.0	$23.2	$13.2	$48.2
Rental income on operating leases	—	—	4.0	—	7.8
Finance revenue	6.2	7.0	27.2	13.2	56.0
Interest expense	(5.0)	(5.0)	(13.8)	(10.0)	(28.3)
Net finance revenue (NFR)	1.2	2.0	13.4	3.2	27.7
Other non-interest income	0.2	(2.9)	6.7	(2.7)	21.2
Operating expenses	(1.8)	(2.0)	(12.0)	(3.8)	(24.2)
Income (loss) before provision for income taxes	$(0.4)	$(2.9)	$8.1	$(3.3)	$24.7
Select Period End Balance
Loans and leases	$114.6	$162.1	$1,093.1	$114.6	$1,093.1
Earning assets	230.0	348.2	1,340.2	230.0	1,340.2
Select Average Balances
Average earning assets (AEA)	319.5	367.5	1,383.3	342.8	1,455.0
Statistical Data
Net finance margin — NFR as a % of AEA	1.50%	2.18%	3.87%	1.87%	3.81%
Pretax return on AEA	(0.50)%	(3.16)%	2.34%	(1.93)%	3.40%
New business volume	$—	$—	$61.1	$—	$105.4

The 2017 results reflect primarily activity from the business in China, while 2016 results also reflect activity from the Canadian Equipment Finance and Corporate Finance businesses, which was sold in October 2016, plus the sale of the U.K. Equipment Finance business, which was sold in January 2016. The 2017 results are down from 2016 due to lower asset levels. 2016 year to date, pretax income was driven by a gain of $24 million from the sale of the U.K. business. Operating expenses were down, primarily reflecting lower cost due to sales of businesses and run-off of assets.

Loans and leases at June 30, 2017 totaled $115 million, all in China, down from $162 million in the prior quarter and $1,093 million in the prior year quarter, which also included portfolios in Canada.

78 CIT GROUP INC.

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate and Other. Some of the more significant and recurring items include interest income on investment securities, a portion of interest expense primarily related to corporate liquidity costs (interest expense), mark-to-market adjustments on non-qualifying derivatives (other non-interest income), restructuring charges for severance and facilities exit activities as well as certain unallocated costs (operating expenses), certain intangible assets amortization expenses (other expenses) and loss on debt extinguishments.

Corporate and Other: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
Earnings Summary	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest income	$53.8	$41.2	$28.6	$95.0	$57.3
Interest expense	(86.0)	(44.8)	(42.7)	(130.8)	(85.1)
Net finance revenue (NFR)	(32.2)	(3.6)	(14.1)	(35.8)	(27.8)
Other non-interest income	3.9	1.8	13.4	5.7	17.5
Operating expenses	(21.1)	(35.3)	(23.3)	(56.4)	(58.7)
Loss on debt extinguishment and deposit redemption	(164.8)	—	(2.4)	(164.8)	(4.0)
Loss before benefit for income taxes	$(214.2)	$(37.1)	$(26.4)	$(251.3)	$(73.0)
Select Balances
Average earning assets	$14,104.9	$9,674.9	$9,040.9	$11,905.0	$9,077.8
Earning asset (end of period)	$9,916.8	$9,460.7	$9,123.8	$9,916.8	$9,123.8

•
Interest income consists of interest and dividend income, primarily from investment securities and cash deposited at other financial institutions. The increase from the prior and year-ago periods reflects cash proceeds from the sale of Commercial Air on April 4, 2017, which earned interest while on deposit. In addition, we continued to use cash to invest in higher-yielding “High Quality Liquid Assets." $9 million in interest income in the current quarter related to higher cash balances between the closing of the Commercial Air sale and the related liability management and capital actions.

•
Interest expense in Corporate represents amounts in excess of expenses allocated to segments and amounts related to excess liquidity. In the current quarter, $23 million of the increase from the year-ago and prior quarters resulted from the interest expense on approximately $5.8 billion of unsecured borrowings that previously was allocated to the Commercial Air discontinued operations but was recorded in continuing operations following the Commercial Air sale on April 4, 2017, until the redemption of that debt later in the quarter.

•
Other non-interest income primarily reflects gains and (losses) on derivatives and foreign currency exchange, and mark to market adjustments on certain MBS securities carried at fair value. Other non-interest income increased from the prior quarter, driven by greater gains on asset sales, and declined from the year-ago quarter, which included mark-to-market benefits of $9 million on the total return swap and $5 million on MBS securities carried at fair value. The year to date decline was driven primarily by positive marks on the TRS Transactions in the prior year.

•
Operating expenses reflects salary and general and administrative expenses in excess of amounts allocated to the business segments. Operating expenses totaled $21 million, down from $35 million in the prior quarter due to lower restructuring charges, and down from $23 million in the year-ago quarter. Operating expenses for the quarter included $3 million in restructuring charges, compared to $15 million in the prior quarter and $10 million in the year-ago quarter.

•
The loss on debt extinguishment for the current quarter reflects the costs incurred on the tender and redemptions of approximately $5.8 billion of unsecured debt, as discussed further in Note 6 — Borrowings of Item 1. Consolidated Financial Statements and "Funding and Liquidity" later in the MDA.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 79

LOANS AND LEASES

The following table presents our loans and leases by segment.

Loans and Leases Composition (dollars in millions)

	June 30, 2017	March 31, 2017	December 31, 2016
Commercial Banking
Commercial Finance
Loans	$9,440.5	$9,638.0	$9,923.9
Assets held for sale	114.4	332.1	351.4
Total loans and leases	9,554.9	9,970.1	10,275.3
Rail
Loans	83.5	104.7	103.7
Operating lease equipment, net	6,298.2	7,120.5	7,117.1
Assets held for sale	1,039.4	0.6	0.3
Total loans and leases	7,421.1	7,225.8	7,221.1
Real Estate Finance
Loans	5,601.2	5,655.4	5,566.6
Total loans and leases	5,601.2	5,655.4	5,566.6
Business Capital
Loans	7,216.0	7,480.5	6,968.1
Operating lease equipment, net	437.8	395.7	369.0
Assets held for sale	—	3.7	6.0
Total loans and leases	7,653.8	7,879.9	7,343.1
Total Segment - Commercial Banking
Loans	22,341.2	22,878.6	22,562.3
Operating lease equipment, net	6,736.0	7,516.2	7,486.1
Assets held for sale	1,153.8	336.4	357.7
Total loans and leases	30,231.0	30,731.2	30,406.1
Consumer Banking
Legacy Consumer Mortgages
Loans	4,503.1	4,692.8	4,829.9
Assets held for sale	52.4	41.4	32.8
Total loans	4,555.5	4,734.2	4,862.7
Other Consumer Banking
Loans	2,187.4	2,120.0	2,143.7
Assets held for sale	4.0	22.7	35.4
Total loans	2,191.4	2,142.7	2,179.1
Total Segment - Consumer Banking
Loans	6,690.5	6,812.8	6,973.6
Assets held for sale	56.4	64.1	68.2
Total loans	6,746.9	6,876.9	7,041.8
Non-Strategic Portfolios
Assets held for sale	114.6	162.1	210.1
Total loans and leases	114.6	162.1	210.1

Total Loans	$29,031.7	$29,691.4	$29,535.9
Total operating lease equipment, net	6,736.0	7,516.2	7,486.1
Total assets held for sale	1,324.8	562.6	636.0
Total loans and leases	$37,092.5	$37,770.2	$37,658.0

Total loans and leases were $37.1 billion at June 30, 2017, down 1.8% and 1.5% from March 31, 2017 and December 31, 2016, respectively, primarily driven by lower loans in Commercial Finance due to prepayments and seasonally lower factoring receivables and the run-off of the LCM portfolios in Consumer Banking.

Total loans and leases trends are discussed in the respective segment descriptions in “Results by Business Segment.”

80 CIT GROUP INC.

The following table presents the changes to our total loans and leases:

Loans and Leases Rollforward (dollars in millions)

	Commercial Banking	Consumer Banking	Non- Strategic Portfolios	Total
Balance at March 31, 2017	$30,731.2	$6,876.9	$162.1	$37,770.2
New business volume	2,046.3	149.6	—	2,195.9
Loan and portfolio sales	(112.6)	(32.8)	(0.6)	(146.0)
Equipment sales	(52.1)	—	(13.2)	(65.3)
Depreciation	(77.4)	—	—	(77.4)
Gross charge-offs	(32.3)	(0.9)	—	(33.2)
Collections and other	(2,272.1)	(245.9)	(33.7)	(2,551.7)
Balance at June 30, 2017	$30,231.0	$6,746.9	$114.6	$37,092.5

Balance at December 31, 2016	$30,406.1	$7,041.8	$210.1	$37,658.0
New business volume	3,661.7	304.3	—	3,966.0
Loan and portfolio sales	(239.5)	(77.7)	(0.6)	(317.8)
Equipment sales	(85.1)	—	(31.1)	(116.2)
Depreciation	(150.9)	—	—	(150.9)
Gross charge-offs	(64.7)	(1.5)	—	(66.2)
Collections and other	(3,296.6)	(520.0)	(63.8)	(3,880.4)
Balance at June 30, 2017	$30,231.0	$6,746.9	$114.6	$37,092.5

Portfolio activities are discussed in the respective segment descriptions in “Results by Business Segment”.

The following tables present new business and factoring volumes, along with loan and portfolio sales and equipment sales by segment:

New Business Volume (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Commercial Banking	$2,046.3	$1,615.4	$2,239.5	$3,661.7	$4,016.5
Consumer Banking	149.6	154.7	261.3	304.3	475.7
Non-Strategic Portfolios	—	—	61.1	—	105.4
Total	$2,195.9	$1,770.1	$2,561.9	$3,966.0	$4,597.6
Factoring volume	$5,731.3	$6,811.6	$5,529.3	$12,542.9	$11,403.1

Loan and Portfolio Sales (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Commercial Banking	$112.6	$126.9	$186.9	$239.5	$270.3
Consumer Banking	32.8	44.9	32.5	77.7	43.1
Non-Strategic Portfolios	0.6	—	—	0.6	20.1
Total	$146.0	$171.8	$219.4	$317.8	$333.5

Equipment Sales (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Commercial Banking	$52.1	$33.0	$85.8	$85.1	$135.1
Non-Strategic Portfolios	13.2	17.9	12.4	31.1	22.9
Total	$65.3	$50.9	$98.2	$116.2	$158.0

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 81

CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer loans and leases by geographical regions:

Total Loans and Leases by Geographic Region (dollars in millions)

	June 30, 2017		December 31, 2016
West	$11,703.2	31.6%	$11,858.7	31.5%
Northeast	8,700.7	23.5%	9,766.0	25.9%
Midwest	4,537.9	12.2%	4,241.9	11.3%
Southwest	4,161.7	11.2%	4,112.8	10.9%
Southeast	3,432.4	9.3%	3,299.5	8.8%
Total U.S.	32,535.9	87.8%	33,278.9	88.4%
Canada	1,388.2	3.7%	1,199.8	3.2%
Europe	1,281.9	3.5%	1,154.5	3.1%
Asia / Pacific	942.7	2.5%	1,100.1	2.9%
All other countries	943.8	2.5%	924.7	2.4%
Total	$37,092.5	100.0%	$37,658.0	100.0%

Ten Largest Accounts

Our ten largest loan and lease accounts, primarily lessors of rail assets and factoring clients, in the aggregate represented 4.8% of our total loans and leases at June 30, 2017 (the largest account was less than 1.0%). The ten largest loan and lease accounts were 4.2% of total loans and leases at December 31, 2016.

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial loans and leases by obligor geography:

Commercial Loans and Leases by Obligor - Geographic Region (dollars in millions)

	June 30, 2017		December 31, 2016
Northeast	$7,629.6	24.8%	$8,643.0	27.9%
West	7,195.2	23.4%	7,168.7	23.1%
Midwest	4,330.8	14.1%	4,027.8	13.0%
Southwest	4,063.3	13.2%	4,016.7	12.9%
Southeast	2,951.9	9.6%	2,789.3	9.0%
Total U.S.	26,170.8	85.1%	26,645.5	85.9%
Canada	1,388.2	4.5%	1,199.8	3.9%
Europe	1,281.9	4.2%	1,154.5	3.7%
Asia / Pacific	942.7	3.1%	1,100.1	3.5%
All other countries	943.8	3.1%	924.7	3.0%
Total	$30,727.4	100.0%	$31,024.6	100.0%

82 CIT GROUP INC.

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our loans and leases:

Commercial Loans and Leases by Obligor - State and Country (dollars in millions)

	June 30, 2017		December 31, 2016
State
California	$5,330.2	17.3%	$5,220.8	16.8%
Texas	3,334.6	10.8%	3,296.3	10.6%
New York	2,725.6	8.9%	3,084.0	10.0%
All other states	14,780.4	48.1%	15,044.4	48.5%
Total U.S.	26,170.8	85.1%	26,645.5	85.9%
Country
Canada	1,388.2	4.5%	1,199.8	3.9%
Marshall Islands	582.3	1.9%	632.2	2.0%
All other countries	2,586.1	8.5%	2,547.1	8.2%
Total International	$4,556.6	14.9%	$4,379.1	14.1%

Industry Concentrations

The following table represents loans and leases by industry of obligor:

Commercial Loans and Leases by Obligor - Industry (dollars in millions)
	June 30, 2017		December 31, 2016
Real Estate	$5,060.4	16.5%	$4,988.5	16.1%
Manufacturing(1)	4,723.9	15.4%	4,478.7	14.4%
Retail(2)	2,324.2	7.6%	2,296.3	7.4%
Wholesale	2,293.1	7.5%	2,178.2	7.0%
Energy and utilities	2,169.1	7.0%	2,224.4	7.2%
Rail	1,878.2	6.1%	2,088.5	6.7%
Maritime	1,574.1	5.1%	1,660.2	5.4%
Business Services	1,405.7	4.6%	1,424.0	4.6%
Service industries	1,386.7	4.5%	1,533.7	4.9%
Oil and gas extraction / services	1,340.4	4.4%	1,516.7	4.9%
Healthcare	1,276.6	4.1%	1,325.3	4.3%
Finance and insurance	1,051.2	3.4%	698.6	2.3%
Transportation	781.7	2.5%	809.5	2.6%
Other (no industry greater than 2%)	3,462.1	11.3%	3,802.0	12.2%
Total	$30,727.4	100.0%	$31,024.6	100.0%

(1)	At June 30, 2017, includes manufacturers of chemicals, including pharmaceuticals (4.4%), petroleum and coal, including refining (2.7%), food (1.4%), and stone, clay, glass and concrete (1.4%).

(2)	At June 30, 2017 includes retailers of general merchandise (2.7%) and food and beverage providers (1.6%).

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer loans, including PCI loans. The consumer PCI loans are included in the total outstanding and displayed separately, net of purchase accounting adjustments. PCI loans are discussed in more detail in Note 3 — Loans in Item 1. Consolidated Financial Statements.

Consumer Loans (dollars in millions)

	June 30, 2017		December 31, 2016
	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$5,275.4	82.9%	$5,501.6	82.9%
Reverse mortgage	893.4	14.0%	891.8	13.5%
Home Equity Lines of Credit	195.2	3.1%	237.1	3.6%
Other consumer	1.2	—	2.9	—
Total loans	$6,365.2	100.0%	$6,633.4	100.0%

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 83

For consumer and residential loans, the Company monitors credit risk based on indicators such as delinquencies and loan-to-value (“LTV”). We monitor delinquency and non-performing trends for home equity loans and residential real estate loans.

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

Consumer Loans Geographic Concentrations (dollars in millions)

	June 30, 2017		December 31, 2016
	Net Investment	% of Total	Net Investment	% of Total
California	$4,055.6	63.7%	$4,217.0	63.6%
New York	505.3	7.9%	524.0	7.9%
Florida	266.1	4.2%	282.7	4.3%
New Jersey	147.9	2.3%	159.4	2.4%
Maryland	130.3	2.1%	137.7	2.1%
Other States and Territories(1)	1,260.0	19.8%	1,312.6	19.7%
	$6,365.2	100.0%	$6,633.4	100.0%

(1)	No state or territory has a total in excess of 2%.

OTHER ASSETS AND OTHER LIABILITIES

The following tables present the components of other assets and other liabilities.

Other Assets (dollars in millions)

	June 30, 2017	December 31, 2016
Tax credit investments and investments in unconsolidated subsidiaries	$265.8	$220.2
Property, furniture and fixtures	184.6	191.1
Other counterparty receivables	97.6	42.8
Fair value of derivative financial instruments	79.1	111.2
Other real estate owned and repossessed assets	78.6	72.7
Current and deferred federal and state tax assets	68.5	201.3
Tax receivables, other than income taxes	29.4	50.7
Other(1)	345.6	350.4
Total other assets	$1,149.2	$1,240.4

(1)	Other includes executive retirement plan and deferred compensation, prepaid expenses, accrued interest and dividends, servicing advances and other miscellaneous assets.

Other Liabilities (dollars in millions)

	June 30, 2017	December 31, 2016
Accrued expenses and accounts payable	$500.3	$580.4
Current and deferred taxes payable	248.8	250.6
Fair value of derivative financial instruments	115.2	69.0
Other(1)	703.6	997.6
Total other liabilities	$1,567.9	$1,897.6

(1)
Other consists of liabilities for taxes other than income, fair value of derivative financial instruments, equipment maintenance reserves, cash collateral deposits and contingent liabilities and other miscellaneous liabilities.

84 CIT GROUP INC.

RISK MANAGEMENT

CIT is subject to a variety of risks that may arise through the Company’s business activities, including the following principal forms of risk:

▪ Strategic Risk	▪ Capital Risk
▪ Credit Risk	▪ Operational Risk
▪ Asset Risk	▪ Information Technology Risk
▪ Market Risk	▪ Legal and Regulatory Risk
▪ Liquidity Risk	▪ Reputational Risk

CIT’s Risk Management Group (“RMG”) has established a Risk Governance Framework that is designed to promote appropriate risk identification, measurement, monitoring, management and control.

Our policies and procedures relating to Risk Management are detailed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Interest Rate Risk (a component of Market Risk)

Interest rate risk arises from lending, leasing, investments, deposit taking and funding, as assets and liabilities reprice at different times as interest rates change. We evaluate and monitor interest rate risk primarily through two metrics.

▪
Net Interest Income Sensitivity (“NII Sensitivity”), which measures the net impact of hypothetical changes in interest rates on forecasted net interest revenue and rental income assuming a static balance sheet over a twelve month period; and

▪
Economic Value of Equity Sensitivity (“EVE Sensitivity"), which measures the net impact of these hypothetical changes on the value of equity by assessing the economic value of assets, liabilities and derivatives.

Interest rate risk and sensitivity is influenced primarily by the composition of the balance sheet, driven by the type of products offered (fixed/floating rate loans and deposits), investments, funding and hedging activities. Our assets are primarily comprised of commercial loans, consumer loans, equipment owned and leased, cash and investments. Our leasing products ($6.7 billion at June 30, 2017) are level/fixed payment transactions, whereas the payments on the majority of our commercial loan portfolio is variable based on a floating rate index such as LIBOR or Prime. Our commercial portfolio includes approximately $13.4 billion of fixed-rate (of which $6.7 billion is operating lease equipment) and $15.0 billion of floating rate assets. Our consumer loan portfolio has hybrid, floating rate and level/fixed payment assets (comprised of 47% of unpaid principal balance). Our interest bearing deposits at banks have generally short durations and reprice frequently. We use a variety of funding sources, including online, branch,  commercial, and brokered deposit channels as well as wholesale debt funding, including FHLB advances. With respect to liabilities, time deposits and unsecured debt are fixed-rate, secured debt is a mix of fixed and floating rate, and the rates on savings accounts vary based on the market environment and competition. The composition of our assets and liabilities generally results in a net asset-sensitive position at the shorter end of the yield curve, mostly related to moves in LIBOR, whereby our assets will reprice faster than our liabilities.

Deposits continued to grow as a percent of total funding. CIT Bank, N.A. sources deposits primarily through a retail branch network in Southern California, direct-to-consumer (via the Internet), commercial, and brokered channels. At June 30, 2017, deposits totaled approximately $31 billion. Time deposits were $15 billion and represented approximately 50% of the total, most of which were sourced through direct channels. The deposit rates we offer can be influenced by market conditions and competitive factors. Beta represents the correlation between overall market interest rates and the rates paid by CIT Bank. We model a beta of approximately 44% on our non-maturity deposits for a +100 bps rate increase over the next 12 months. Changes in interest rates, as well as actions by competitors, can affect our deposit pricing and potentially impact our ability to attract and retain deposits. In a rising rate environment, we may need to increase rates to renew maturing time deposits and attract new deposits. Rates on our savings account deposits may fluctuate due to pricing competition and may also move with short-term interest rates. In general, retail deposits represent a low-cost source of funds and are less sensitive to interest rate changes than floating rate non-deposit funding sources. We regularly test the effect of deposit rate changes on our margins and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 85

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The results reflect the percentage change in the EVE and NII Sensitivity over the next twelve months assuming an immediate 100 basis point (1.0%) parallel increase or decrease in interest rates from the market-based forward curve. NII sensitivity is based on a static balance sheet projection.

Change to NII and EVE Sensitivity

	June 30, 2017		March 31, 2017		December 31, 2016
	+100 bps	–100 bps	+100 bps	–100 bps	+100 bps	–100 bps
NII	4.4%	(4.5)%	3.2%	(3.0)%	3.2%	(2.4)%
EVE	(0.6)%	0.9%	(2.6)%	2.9%	(2.1)%	2.3%

As of June 30, 2017, we ran a range of scenarios, including a 200 basis point parallel increase scenario, which resulted in an NII Sensitivity of 8.8% and an EVE of (1.2)%, while a 200 basis point decline scenario was not run in the current rate environment as the scenario is less relevant. We have an assumed rate floor of 0% for the decline scenarios. Higher sensitivity on income is primarily driven by an increase in the composition of floating rate instruments post the sale of the Commercial Air fixed rate assets and repayment of fixed rate liabilities. This is partly offset by the increase in investment security balances, which are primarily fixed rate and therefore cash flows are less sensitive to interest rate changes.

Changes in EVE sensitivity were driven by the commercial air sale, which resulted in a reduction of fixed rate leases and the repayment of fixed rate debt, partially offset by growth in the investment portfolio as well as deposit mix shift (from time deposits into non-maturity deposits).

As detailed above, NII sensitivity is positive with respect to an increase in interest rates. This position is primarily driven by our floating rate loan portfolio, which reprices frequently, and cash. Our floating rate loan portfolio includes approximately $7.7 billion of loans ($4.6 billion of commercial loans and $3.1 billion of consumer loans) that are subject to interest rate floors, of which approximately $0.7 billion are still below their floors. On a net basis, we generally have more floating/repricing assets than liabilities in the near term. As a result, our current portfolio is more sensitive to moves in short-term interest rates in the near term. Therefore, our net interest income may increase if short-term interest rates rise, or decrease if short-term interest rates decline. Market-implied forward rates over the future twelve months are used to determine a base interest rate scenario for the net interest income projection for the base case. This base projection is compared with those calculated under varying interest rate scenarios such as a 100 basis point parallel rate shift to arrive at NII Sensitivity.

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

A wide variety of potential interest rate scenarios are simulated within our asset/liability management system. All interest sensitive assets and liabilities are valued using discounted cash flow analysis. Rates are shocked up and down via a set of scenarios that include both parallel and non-parallel interest rate movements. Scenarios are also run to capture our sensitivity to changes in the shape of the yield curve. Furthermore, we evaluate the sensitivity of these results to a number of key assumptions, such as credit quality, spreads, and prepayments.

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

We use results of our various interest rate risk analyses to formulate asset and liability management (“ALM”) strategies, in coordination with the Asset Liability Committee (“ALCO”), in order to achieve the desired risk profile, while managing our

86 CIT GROUP INC.

objectives for capital adequacy and liquidity risk exposures. Specifically, we may manage our interest rate risk position through certain pricing strategies for loans and deposits, our investment strategy, issuing term debt with floating or fixed interest rates, and using derivatives such as interest rate swaps, which modify the interest rate characteristics of certain assets or liabilities.

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

Liquidity Regulation

The Basel III Final Rule requires banks and BHCs to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario. Beginning January 1, 2017, the minimum requirement was 100%. At June 30, 2017, our modified LCR was above 100% at both the Bank and on a consolidated basis.

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

Cash

Cash totaled $5.3 billion at June 30, 2017, compared to $6.2 billion at March 31, 2017, and $6.4 billion at December 31, 2016. Cash at June 30, 2017 consisted of $4.1 billion at CIT Bank, which included $0.9 billion of bank holding company cash on deposit at the Bank. The remaining amount included $1.2 billion related to the bank holding company and other operating subsidiaries. The lower cash balance was offset with higher investment securities, which offer an alternative source of liquidity and higher yields. Of the total cash at June 30, 2017, $0.2 billion was held by foreign subsidiaries.

Investment Securities

Investment securities consist primarily of debt securities. During the quarter, investment securities increased $1.0 billion to $5.5 billion at June 30, 2017, as we continue to deploy cash and grow the investment portfolio. See Note 5 — Investment Securities in Item 1. Consolidated Financial Statements for additional information on types of investment securities.

Credit Facilities

At June 30, 2017, we maintained additional liquidity sources in the form of:

▪	A multi-year committed Revolving Credit Facility that has a total commitment of $750 million, of which approximately $640 million was available to be drawn upon; and

▪
Committed securitization facilities and secured bank lines totaled $2.4 billion, of which $1.2 billion was unused at June 30, 2017, provided that eligible assets are available that can be funded through these facilities.

Asset liquidity is further enhanced by our ability to sell portfolio assets in secondary markets, which also enables us to manage credit exposure, and to pledge assets to access secured borrowing facilities through the FHLB and FRB.

Funding Sources

Funding sources include deposits and borrowings. As we execute on our strategic initiatives, we plan to continue to increase the proportion of deposits in our funding mix. During the quarter, we redeemed $5.8 billion of unsecured borrowing. See Note 6 —

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 87

Borrowings in Item 1. Consolidated Financial Statements. As such, the amount of deposits to total funding increased to 78% from 68% at December 31, 2016. Unsecured borrowings decreased to 12% from 23% at December 31, 2016, while secured borrowings remained relatively flat.

See Net Finance Revenue section for a tabular presentation of our funding mix at June 30, 2017, and December 31, 2016.

Deposits

CIT offers its deposits through various channels. The period end balances are as follows:

Deposits by Channel(1) (dollars in millions)

	June 30, 2017		December 31, 2016
	Total	Percent of Total	Total	Percent of Total
Branch	$11,948.1	39%	$12,269.7	38%
Online	10,987.3	35%	10,272.4	32%
Brokered	5,132.1	17%	5,807.4	18%
Commercial	2,857.5	9%	3,954.8	12%
Total	$30,925.0	100%	$32,304.3	100%

(1)	The December 31, 2016 presentation was updated to conform to the current period presentation, which aligns with our management view of the deposit channels.

The following table details our period end deposit balances by type:

Deposits (dollars in millions)

	June 30, 2017		December 31, 2016
	Total	Percent of Total	Total	Percent of Total
Checking and Savings:
Non-interest bearing checking	$1,274.3	4.1%	$1,255.6	3.9%
Interest bearing checking	2,744.2	8.9%	3,251.8	10.1%
Money market / Sweeps(1)	6,112.6	19.8%	6,593.3	20.4%
Savings	5,272.6	17.0%	4,303.0	13.3%
Time deposits	15,356.5	49.7%	16,729.0	51.8%
Other	164.8	0.5%	171.6	0.5%
Total	$30,925.0	100.0%	$32,304.3	100.0%

(1)	Includes deposit sweep arrangements related to money market and healthcare savings accounts.

CIT Bank, N.A. offers a full suite of deposit offerings to its commercial and consumer customers through a network of 70 branches in Southern California and national online platform. Increasing the proportion of deposit funding and lower costs is a key area of focus for CIT. Deposits declined during the quarter, commensurate with our funding needs. We have shifted the mix of our deposits, as the decline in longer duration time deposits and higher cost brokered deposits, as well as a reduction of public sector deposits was partially offset by an increase in High Yield Savings Accounts. Beginning in late 2016 and through the first half of 2017, there have been increases in the federal funds interest rates. The higher rate environment partially offset the benefit of our mix shift. As such, the weighted average rate of deposits was 1.20% for the quarter ended June 30, 2017, compared to 1.16% for the prior quarter. Compared to the year-ago quarter, the weighted average rate on total outstanding deposits declined by 1 basis point from 1.21%, primarily driven by a shift in deposit mix. See Net Finance Revenue section for further discussion on average balances and rates.

Borrowings

Borrowings consist of senior unsecured notes and secured borrowings (structured financings and FHLB advances), which totaled $8.6 billion in aggregate at June 30, 2017, down from $14.9 billion at December 31, 2016. The weighted average coupon rate of borrowings at June 30, 2017 was 3.70%, down from 4.20% at December 31, 2016, reflecting the unsecured debt redemptions.

88 CIT GROUP INC.

Unsecured Borrowings

Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility, which had a total commitment of $750 million at June 30, 2017, and the amount available to draw upon was approximately $640 million, with the remaining amount of approximately $110 million utilized for issuance of letters of credit.

The applicable margin charged under the facility, covenant and guarantor information and amendments made to the facility in connection with the consummation of the Commercial Air Sale is disclosed in Note 6 — Borrowings in Item 1. Consolidated Financial Statements. As of June 30, 2017, the Company was in compliance with the minimum guarantor asset coverage ratio and the minimum Tier 1 Capital requirement.

Senior Unsecured Borrowings

At June 30, 2017, senior unsecured borrowings outstanding totaled $4.5 billion and the weighted average coupon rate was 4.90%, down from $10.6 billion and 5.03%, respectively, as of December 31, 2016. The reduction in balance related to the tender and redemptions of approximately $5.8 billion of unsecured borrowings, as described in detail in Note 6 — Borrowings in Item 1. Consolidated Financial Statements using proceeds from the sale of Commercial Air.

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

FHLB Advances

CIT Bank is a member of the FHLB of San Francisco and may borrow under a line of credit that is secured by pledged collateral. The Bank makes decisions regarding utilization of advances based upon a number of factors including available collateral, liquidity needs, cost of funds and alternative sources of funding.

FHLB Balances (dollars in millions)

	June 30, 2017	December 31, 2016
Total borrowing capacity	$5,072.6	$5,462.4
Less:
Advances	(2,395.5)	(2,410.8)
Letters of credit	(197.4)	(758.3)
Available capacity	$2,479.7	$2,293.3
Weighted average rate	1.45%	1.18%
Pledged assets	$6,048.9	$6,389.7

FHLB Advances and pledged assets are also discussed in Note 6 — Borrowings in Item 1. Consolidated Financial Statements.

Structured Financings

Structured financings totaled $1.7 billion at June 30, 2017, and $1.9 billion at December 31, 2016. The weighted average coupon rate of structured financings was 3.58% at June 30, 2017, up from 3.39% at December 31, 2016, reflecting increases in benchmark rates and repayment of lower coupon debt tranches.

CIT Bank, N.A. structured financings totaled $136 million at June 30, 2017 and $241 million at December 31, 2016, which were secured by pledged assets of $214 million and $345 million, respectively. Non-CIT Bank, N.A. structured financings were

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 89

$1.5 billion and $1.7 billion at June 30, 2017 and December 31, 2016, respectively, and were secured by $3.8 billion of pledged assets at both June 30, 2017 and December 31, 2016.

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

There were no outstanding borrowings with the FRB Discount Window as of June 30, 2017 or December 31, 2016. See Note 6 — Borrowings in Item 1. Consolidated Financial Statements for total balances pledged, including amounts to the FRB.

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

CIT and CIT Bank, N.A. debt ratings at June 30, 2017, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and DBRS Inc. (“DBRS”) are presented in the following table:

Ratings

	S&P	Fitch	Moody’s	DBRS
CIT Group Inc.
Issuer / Counterparty Credit Rating	BB+	BB+	N/A	BB (High)
Revolving Credit Facility Rating	BB+	BB+	Ba2	BBB (Low)
Series C Notes / Senior Unsecured Debt Rating	BB+	BB+	Ba2	BB (High)
Non-Cumulative Perpetual Preferred Stock	B+	B	B1	B+
Outlook	Stable	Stable	Stable	Stable
CIT Bank, N.A.
Deposit Rating (LT/ST)	N/A	BBB-/F3	Baa2/P-2	BB (High)/R-4
Issuer Senior Unsecured Debt	BBB-	BB+	Ba2	BB (High)
Outlook	Stable	Stable	Stable	Positive
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

90 CIT GROUP INC.

Contractual Payments and Commitments

Payments for the Twelve Months Ended June 30(1) (dollars in millions)

	Total	2018	2019	2020	2021	2022+
Structured financings(2)	$1,690.4	$250.6	$161.3	$758.4	$76.2	$443.9
FHLB advances	2,395.5	—	2,145.5	250.0	—	—
Senior unsecured	4,582.4	—	1,781.0	750.0	—	2,051.4
Total Long-term borrowings	8,668.3	250.6	4,087.8	1,758.4	76.2	2,495.3
Deposits	30,918.4	23,302.8	3,176.8	2,105.3	948.3	1,385.2
Credit balances of factoring clients	1,405.3	1,405.3	—	—	—	—
Lease rental expense	264.9	46.8	46.9	40.9	35.6	94.7
Total contractual payments	$41,256.9	$25,005.5	$7,311.5	$3,904.6	$1,060.1	$3,975.2

(1)	Projected payments of debt interest expense and obligations relating to post-retirement programs are excluded.

(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

Commitment Expiration for the Twelve Months Ended June 30 (dollars in millions)

	Total	2018	2019	2020	2021	2022+
Financing commitments	$6,605.6	$1,793.8	$842.1	$1,310.5	$1,042.8	$1,616.4
Rail and other purchase commitments	269.3	236.1	33.2	—	—	—
Letters of credit	272.8	81.8	63.9	20.6	79.0	27.5
Deferred purchase agreements	1,494.1	1,494.1	—	—	—	—
Guarantees, acceptances and other recourse obligations	1.1	1.1	—	—	—	—
Liabilities for unrecognized tax obligations(1)	15.1	5.0	10.1	—	—	—
Total contractual commitments	$8,658.0	$3,611.9	$949.3	$1,331.1	$1,121.8	$1,643.9
(1) The balance for 2019 reflects the remaining balance, which cannot be estimated further.
Financing commitments increased from $6.0 billion at December 31, 2016 to $6.6 billion at June 30, 2017. Financing commitments include commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $1.3 billion at June 30, 2017. Also included are Business Capital credit line agreements, with an amount available of $435 million, net of the amount of receivables assigned to us. These are cancellable by CIT only after a notice period.

At June 30, 2017, substantially all our undrawn financing commitments were senior facilities, with approximately 82% secured by commercial equipment or other assets, and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance division of Commercial Banking. The top ten undrawn commitments totaled $592 million at June 30, 2017. The table above includes approximately $1.6 billion of undrawn financing commitments at June 30, 2017 for instances where the customer is not in compliance with contractual obligations or does not have the adequate collateral to borrow against the unused facility, and therefore CIT does not have a contractual obligation to lend under such financing commitments.

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

CIT uses a combination of capital metrics and related thresholds to measure capital adequacy and takes into account the existing regulatory capital framework. CIT further evaluates capital adequacy through the enterprise stress testing and economic capital (“ECAP”) approaches.

As a BHC in excess of $50 billion of assets, CIT is subject to enhanced prudential standards under the Dodd-Frank Act. Among other requirements, CIT is subject to capital planning and stress testing requirements under the FRB’s Comprehensive Capital

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 91

Analysis and Review (“CCAR”) process, which requires CIT to submit an annual capital plan and demonstrate that it can meet minimum capital requirements over a nine quarter planning horizon under multiple stress scenarios.

CIT submitted its capital plan to the FRB on April 5, 2017 and on June 28, 2017, received a non-objection to the plan, which included a quarterly cash dividend of up to $0.16 per share and common stock repurchases of up to $225 million for the four quarters ending June 30, 2018, including up to $25 million of common share repurchases to offset dilution from issuances pursuant to CIT's employee stock plans.

CIT’s capital management is discussed further in its Annual Report on Form 10-K for the year ended December 31, 2016 in the “Regulation” section of Item 1. Business Overview with respect to capital and regulatory matters, including “Capital Requirements” and “Stress Test and Capital Plan Requirements”.

Return of Capital

During the quarter, CIT repurchased an aggregate of $3.3 billion of common shares through a combination of an equity tender offer, open market repurchases of shares ("OMR") and an accelerated share repurchase program ("ASR"). The equity tender resulted in the Company repurchasing approximately 57.3 million common shares at a purchase price of $48 per share (total of approximately $2.75 billion). The OMR resulted in the repurchase of 818,071 shares at an average share price of $46.45. Under the terms of the ASR, CIT paid to the dealer $512 million in exchange for the initial delivery of approximately 9.25 million CIT common shares.  The ultimate number of CIT common shares repurchased under the ASR will be determined based on the volume-weighted average share price during the term of the ASR subject to adjustments pursuant to the terms and conditions of the ASR.  At final settlement, which is expected to occur by the end of the third quarter of 2017, the dealer may be required to deliver additional shares of CIT's common stock to CIT, or, under certain circumstances, CIT may be required to make a cash payment or may elect to deliver shares of its common stock to the dealer.

We paid all our dividends on our common stock as scheduled. Our year to date declared common stock dividends in 2017 were as follows:

2017 Dividends

Declaration Date	Payment Date	Per Share Dividend
January 18, 2017	February 24, 2017	$0.15
April 18, 2017	May 26, 2017	$0.15
July 17, 2017	August 25, 2017	$0.15

Capital Composition and Ratios

On May 31, 2017, CIT Group Inc. issued 325,000 shares, par value $1,000, of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”). The shares pay at a perpetual dividend rate (non-cumulative) per annum equal to 5.80% from the original issue date to, but excluding, June 15, 2022. Thereafter, the shares pay at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 3.972% per annum. Dividends are paid semi-annually in arrears on June 15 and December 15, beginning on December 15, 2017 and ending on June 15, 2022. Thereafter, dividends will be paid quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The Issuer may redeem the Preferred Stock at its option, at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends, without regard to any undeclared dividends, (i) in whole or in part, from time to time, on any dividend payment date on or after June 15, 2022, or (ii) in whole, but not in part, within 90 days following the occurrence of a “regulatory capital treatment event”. Net proceeds were $318.0 million.

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. The regulatory capital guidelines applicable to the Company were based on the Basel III Final Rule. At June 30, 2017 and December 31, 2016, the capital ratios of the Company and the Bank exceeded all capital adequacy requirements under the Basel III Final Rule on a fully phased-in basis.

92 CIT GROUP INC.

Capital Components, Risk-Weighted Assets, and Capital Ratios (dollars in millions, except ratios)

	June 30, 2017		December 31, 2016
	Transition Basis	Fully Phased-in Basis	Transition Basis	Fully Phased-in Basis
Common Equity Tier 1 (CET1) Capital
Total common stockholders’ equity(1)	$7,026.2	$7,026.2	$10,002.7	$10,002.7
Effect of certain items in accumulated other comprehensive loss excluded from CET1 Capital and qualifying noncontrolling interests	69.9	69.9	79.1	79.1
Adjusted total equity	7,096.1	7,096.1	10,081.8	10,081.8
Less: Goodwill, net associated deferred tax liabilities (DTLs)(2)	(658.4)	(658.4)	(733.1)	(733.1)
Less: Deferred tax assets (DTAs) arising from net operating loss and tax credit carryforwards	(42.8)	(53.5)	(213.7)	(213.7)
Less: Intangible assets, net of associated DTLs(2)	(75.4)	(91.5)	(68.3)	(113.8)
Less: Other CET1 Capital deductions (3)	—	—	(7.8)	(17.5)
Total CET1 Capital	6,319.5	6,292.7	9,058.9	9,003.7
Additional Tier 1 Capital
Preferred Stock	325.0	325.0	—	—
Less: Other Additional Tier 1 Capital deductions (4)	(22.4)	(22.9)	—	—
Total Additional Tier 1 Capital	302.6	302.1	—	—
Total Tier 1 Capital	6,622.1	6,594.8	9,058.9	9,003.7
Tier 2 Capital
Qualifying allowance for credit losses and other reserves(5)	474.9	475.0	476.3	476.3
Total Capital	$7,097.0	$7,069.8	$9,535.2	$9,480.0
Risk-Weighted Assets	$43,392.7	$43,717.9	$64,586.3	$65,068.2
CIT Ratios
CET1 Capital Ratio	14.6%	14.4%	14.0%	13.8%
Tier 1 Capital Ratio	15.3%	15.1%	14.0%	13.8%
Total Capital Ratio	16.4%	16.2%	14.8%	14.6%
Tier 1 Leverage Ratio	12.1%	12.1%	13.9%	13.9%
CIT Bank, N.A. Ratios
CET1 Capital Ratio	14.2%	14.0%	13.4%	13.2%
Tier 1 Capital Ratio	14.2%	14.0%	13.4%	13.2%
Total Capital Ratio	15.4%	15.2%	14.7%	14.4%
Tier 1 Leverage Ratio	10.5%	10.5%	10.9%	10.8%

(1)	See Consolidated Balance Sheets for the components of Total common stockholders’ equity.

(2)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale and discontinued operations.

(3)
Represents deductions applied to CET1 Capital due to insufficient amount of Additional Tier 1 Capital to cover deductions, including 20% of the deduction on DTAs arising from net operating loss and tax carryforwards applied to Additional Tier 1 Capital under transition basis, and covered funds deduction required by the Volcker Rule.

(4)
Represents 20% of the deduction on DTAs arising from net operating loss and tax credit carryforwards applied to Additional Tier 1 Capital under transition basis, and covered funds deduction required by the Volcker Rule.

(5)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	June 30, 2017	December 31, 2016
Balance sheet assets	$50,478.9	$64,170.2
Risk weighting adjustments to balance sheet assets	(12,228.2)	(13,241.6)
Off-Balance sheet items	5,142.0	13,657.7
Risk-Weighted Assets	$43,392.7	$64,586.3

The 2017 off-balance sheet items primarily reflect $2.9 billion of unused lines of credit (largely related to the Commercial Finance and Real Estate Finance divisions), $1.5 billion of deferred purchase agreements (related to the Business Capital division), and $0.7 billion of other items. The risk-weighted assets for off-balance sheet items as of June 30, 2017 decreased from December 31, 2016 mainly due to the sale of the Commercial Air business, which had purchase commitments of $8.6

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 93 billion at December 31, 2016. See Note 12 — Commitments in Item 1. Consolidated Financial Statements for further detail on commitments.

Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	June 30, 2017	December 31, 2016
Total common stockholders’ equity	$7,026.2	$10,002.7
Less: Goodwill	(625.5)	(685.4)
Intangible assets	(125.4)	(140.7)
Tangible book value(1)	$6,275.3	$9,176.6
Book value per share	$51.88	$49.50
Tangible book value per share(1)	$46.34	$45.41

(1)	Tangible book value and tangible book value per share are non-GAAP measures.

Book value and Tangible book value (“TBV”) decreased from December 31, 2016, primarily reflecting the capital actions completed during the second quarter of 2017. Book Value and Tangible book value per share increased as a result of approximately 67.4 million shares being repurchased since December 31, 2016.

CIT BANK, N.A.

Total assets for the Bank were down compared to December 31, 2016. Total loans and leases were down 3.4%, as growth from new business volumes was offset by certain portfolio runoff, collections and sales. Loans were down 2.5% from December 31, 2016, reflecting reductions in the Legacy Consumer Mortgage portfolio as well as reductions in Commercial Finance, related to higher prepayments and portfolio sales. Operating lease equipment was up 4.3% from December 31, 2016, attributable to higher balances in the Rail business as well as Business Capital. The portfolio of operating lease equipment, of $3.7 billion, is comprised mostly of railcars. Assets Held for Sale decreased 58.4% from December 31, 2016 mainly due to sales in Business Air as well as other decreases within the Commercial Finance portfolio.

Total cash and investment securities totaled $9.0 billion at June 30, 2017, up slightly from December 31, 2016, mainly attributable to an increase in investment securities. Investments increased to $4.8 billion from $4.0 billion at December 31, 2016. The investment securities are mostly mortgage-backed and federal agency securities. As part of our business strategy, CIT Bank continued to redeploy available cash into higher-yielding “High Quality Liquid Assets.”

Indemnification assets decreased to $208.5 million from $341.4 million at December 31, 2016, primarily due to an agreement reached with the FDIC to release approximately $77 million of indemnification assets for covered servicing-related obligations related to Fannie Mae serviced reverse mortgage loans pursuant to the loss share agreement between CIT Bank and the FDIC related to the acquisition by OneWest Bank.

CIT Bank deposits decreased from December 31, 2016. The decrease primarily reflects a decline in time deposits, including higher cost brokered deposits, partially offset with an increase in High Yield savings accounts and an increase in deposits from the proceeds from the Commercial Air sale. The weighted average rate on total outstanding deposits increased to 1.18% in the current quarter from 1.16% in the prior quarter, driven by higher interest rates that were partially offset by a shift in deposit mix. Compared to the year-ago quarter, the weighted average rate on total outstanding deposits declined by 3 basis point from 1.21% primarily driven by a shift in deposit mix.

FHLB advances provide a consistent source of both available and contingent funding for the Bank, which is a member of the FHLB of San Francisco. Borrowings decreased from December 31, 2016, reflecting maturities.

The Bank’s capital and leverage ratios are included in the tables that follow and remained well above required levels. CIT Bank reports regulatory capital ratios in accordance with the Basel III Final Rule and determines risk weighted assets under the Standardized Approach.
The following presents condensed financial information for CIT Bank, N.A.

94 CIT GROUP INC.

Condensed Balance Sheets (dollars in millions)

	June 30, 2017	December 31, 2016
ASSETS:
Cash and deposits with banks	$4,124.4	$4,647.2
Investment securities	4,826.4	4,035.6
Assets held for sale	386.2	927.3
Loans	26,559.9	27,246.2
Allowance for loan losses	(400.5)	(406.6)
Operating lease equipment, net	3,728.7	3,575.8
Indemnification Assets	208.5	341.4
Goodwill	490.9	490.9
Intangible assets	130.1	144.0
Other assets	740.5	780.6
Assets of discontinued operations	386.0	448.1
Total Assets	$41,181.1	$42,230.5
LIABILITIES AND EQUITY:
Deposits, including $932.6 and $15.4 deposits of affiliates at June 30, 2017 and December 31, 2016, respectively	$31,873.9	$32,324.5
FHLB advances	2,395.5	2,410.8
Borrowings	136.1	241.4
Other liabilities	833.2	1,130.2
Liabilities of discontinued operations	584.1	935.8
Total Liabilities	35,822.8	37,042.7
Total Equity	5,358.3	5,187.8
Total Liabilities and Equity	$41,181.1	$42,230.5

Capital Ratios*

	June 30, 2017	December 31, 2016
Common Equity Tier 1 Capital	14.0%	13.2%
Tier 1 Capital Ratio	14.0%	13.2%
Total Capital Ratio	15.2%	14.4%
Tier 1 Leverage ratio	10.5%	10.8%

*  The capital ratios presented above are reflective of the fully-phased in Basel III approach.

Loans and Leases by Segment (dollars in millions)

	June 30, 2017	December 31, 2016
Commercial Banking
Commercial Finance	$9,760.4	$10,753.3
Real Estate Finance	5,601.2	5,566.6
Business Capital	5,243.4	5,146.9
Rail	3,322.9	3,240.7
Total	23,927.9	24,707.5
Consumer Banking
Legacy Consumer Mortgages	4,555.5	4,862.7
Other Consumer Banking	2,191.4	2,179.1
Total	6,746.9	7,041.8
Total Financing and Leasing Assets	$30,674.8	$31,749.3

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 95

Condensed Statements of Operations (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest income	$453.4	$429.0	$441.9	$882.4	$891.6
Interest expense	(115.4)	(105.1)	(110.5)	(220.5)	(221.3)
Net interest revenue	338.0	323.9	331.4	661.9	670.3
Provision for credit losses	(8.7)	(28.7)	(31.6)	(37.4)	(124.0)
Net interest revenue, after credit provision	329.3	295.2	299.8	624.5	546.3
Rental income on operating leases	110.8	108.3	94.3	219.1	186.5
Other non-interest income	74.8	77.1	78.8	151.9	125.1
Total net revenue, net of interest expense and credit provision	514.9	480.6	472.9	995.5	857.9
Operating expenses	(253.2)	(260.7)	(260.8)	(513.9)	(528.2)
Depreciation on operating lease equipment	(48.8)	(46.4)	(38.9)	(95.2)	(75.6)
Maintenance and other operating lease expenses	(5.8)	(8.1)	(9.9)	(13.9)	(12.5)
Loss on debt extinguishment and deposit redemption	(0.5)	—	(2.4)	(0.5)	(2.4)
Income before provision for income taxes	206.6	165.4	160.9	372.0	239.2
Provision for income taxes	(53.3)	(60.9)	(60.3)	(114.2)	(84.6)
Income from continuing operations	153.3	104.5	100.6	257.8	154.6
Income (loss) on discontinued operations	10.4	(9.2)	(166.4)	1.2	(171.2)
Net income (loss)	$163.7	$95.3	$(65.8)	$259.0	$(16.6)
New business volume — funded	$2,168.7	$1,747.3	$2,484.0	$3,916.1	$4,467.6

Compared to the prior quarter, the Bank’s results were favorable, as the current quarter benefited from lower provision for credit losses and higher net finance revenue (as referenced in the NFR discussion below). Compared to the prior year quarter, net income improved as the prior year quarter included a large loss in discontinued operations, as we included additional reserves related to the HECM interest curtailment reserve. In addition, the prior year quarter included lower finance revenue and higher provision for credit losses.
The provision for credit losses in the current quarter decreased from both the prior quarter and prior year quarter due to lower loan balances and net credit benefits from changes in the portfolio mix in Commercial Banking. The prior year quarter also included an increase in reserves related to the Maritime portfolio. Net charge-offs were 0.27% and 0.34% for the second and first quarter of 2017, respectively.
Interest income increased from the prior quarter due to an increase in prepayments and an increase in interest bearing deposits related to the proceeds from the Aerospace sale. The increase from the year-ago quarter reflects the previously mentioned increase in income from the deposits related to the proceeds from the Aerospace sale offset by lower PAA accretion mainly in the Commercial Banking portfolio.
Operating expenses were down slightly from the year-ago quarter and prior quarter, which resulted in an improved efficiency ratio. The decrease was mainly due to the restructure charges in the current quarter being lower than the comparative periods. The net efficiency ratio was 52.7%, compared to 55.9% in the year-ago quarter and 56.0% in the prior quarter.
The current quarter includes a gain from discontinued operation related to the Financial Freedom portfolio. Income from Financial Freedom was driven by a net release of the curtailment reserve of $111 million, partially offset by an increase of $40 million in other servicing-related reserves. In addition, during the current quarter, the Company entered into a settlement with the HUD OIG and Department of Justice to resolve servicing related claims for an amount within the Company’s existing reserves.  Further, the Company recognized a write-down of its servicing operations of $54 million, of which $50 million related to impairment of its mortgage servicing rights. Discontinued Operations is discussed in an earlier section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 — Discontinued Operations in Item 1. Consolidated Financial Statements.

96 CIT GROUP INC.

Net Finance Revenue (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Interest income	$453.4	$429.0	$441.9	$882.4	$891.6
Rental income on operating leases	110.8	108.3	94.3	219.1	186.5
Finance revenue	564.2	537.3	536.2	1,101.5	1,078.1
Interest expense	(115.4)	(105.1)	(110.5)	(220.5)	(221.3)
Depreciation on operating lease equipment	(48.8)	(46.4)	(38.9)	(95.2)	(75.6)
Maintenance and other operating lease expenses	(5.8)	(8.1)	(9.9)	(13.9)	(12.5)
Net finance revenue (“NFR”)	$394.2	$377.7	$376.9	$771.9	$768.7
Average Earning Assets (“AEA”)	$44,542.2	$40,510.9	$41,331.1	$42,484.1	$41,430.2

Net Finance Revenue (continued)

	Quarters Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
As a % of AEA:
Interest income	4.07%	4.24%	4.28%	4.15%	4.30%
Rental income on operating leases	1.00%	1.07%	0.91%	1.03%	0.90%
Finance revenue	5.07%	5.31%	5.19%	5.18%	5.20%
Interest expense	(1.04)%	(1.04)%	(1.07)%	(1.04)%	(1.07)%
Depreciation on operating lease equipment	(0.44)%	(0.46)%	(0.38)%	(0.45)%	(0.36)%
Maintenance and other operating lease expenses	(0.05)%	(0.08)%	(0.10)%	(0.07)%	(0.06)%
Net finance margin (“NFM”)	3.54%	3.73%	3.64%	3.62%	3.71%

Since our loans and lease composition includes operating lease equipment (8% of AEA as of June 30, 2017), the Company believes NFM is a more appropriate metric for the Bank, as opposed to net interest margin (“NIM”) (a common metric used by other banks), as NIM would not reflect the net revenue from the operating lease portfolio.

Operating leases contributed $56 million to NFR during the current quarter, compared to $54 million in the prior quarter and $46 million in prior year quarter.

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

▪ Allowance for Loan Losses	▪ Liabilities for Uncertain Tax Positions
▪ Loan Impairment	▪ Realizability of Deferred Tax Assets
▪ Fair Value Determination	▪ Contingent Liabilities
▪ Lease Residual Values	▪ Goodwill Assets

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 97

The determination of goodwill impairment requires significant judgment and the consideration of past and current performance and overall macroeconomic and regulatory environments. There is risk that if the Company does not meet forecasted financial results, such as asset volume and returns and deposit growth and rate projections, there could be incremental goodwill impairment. In addition to financial results, other inputs to the valuation, such as the discount rate and market assumptions, including stock prices of comparable companies, could negatively affect the estimated fair value of the reporting units in the future. Refer to Note 26 - Goodwill and Intangible Assets within our Annual Report on Form 10-K for the year ended December 31, 2016 for a detailed description of the key assumptions used to identify and quantify goodwill impairment, if applicable.

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from those described in our Annual Report on Form 10-K for the year ended December 31, 2016.

98 CIT GROUP INC.

SELECT DATA AND AVERAGE BALANCE SHEETS

Select Data (dollars in millions)

	At or for the Quarters Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Select Statement of Operations Data
Net interest revenue	$269.0	$292.6	$287.1	$561.6	$575.0
Provision for credit losses	(4.4)	(49.7)	(23.3)	(54.1)	(112.8)
Total non-interest income	335.8	330.4	360.8	666.2	709.7
Total non-interest expenses	(591.1)	(438.9)	(425.4)	(1,030.0)	(867.3)
Income from continuing operations, net of tax	41.2	78.2	88.0	119.4	149.0
Income (loss) from discontinued operation, net of tax	115.5	101.7	(71.0)	217.2	14.0
Net income	156.7	179.9	17.0	336.6	163.0
Per Common Share Data
Diluted income per common share — continuing operations	$0.22	$0.38	$0.43	$0.62	$0.74
Diluted income per common share	$0.85	$0.88	$0.08	$1.74	$0.81
Book value per common share	$51.88	$50.14	$54.92
Tangible book value per common share	$46.34	$46.09	$48.99
Dividends declared per common share	$0.15	$0.15	$0.15	$0.30	$0.30
Dividend payout ratio	17.6%	17.0%	187.5%	17.2%	37.0%
Performance Ratios
Return (continuing operations) on average common stockholders’ equity	1.78%	3.09%	3.16%	2.46%	2.68%
Pre-tax Return (continuing operations) on average common stockholders' equity	0.40%	5.31%	7.14%	2.97%	5.49%
Adjusted return on average tangible common equity	8.14%	7.40%	6.35%	7.77%	5.21%
Net finance revenue as a percentage of average earning assets	3.07%	3.57%	3.63%	3.31%	3.65%
Return on average earning assets	0.33%	0.67%	0.73%	0.49%	0.62%
Return on average continuing operations total assets	0.31%	0.63%	0.67%	0.47%	0.56%
Balance Sheet Data
Loans including receivables pledged	$29,031.7	$29,691.4	$30,093.8
Allowance for loan losses	(426.0)	(448.6)	(393.1)
Operating lease equipment, net	6,736.0	7,516.2	7,179.1
Goodwill	625.5	686.1	1,044.1
Total cash and deposits	5,337.9	6,156.9	7,435.5
Investment securities	5,530.0	4,476.3	3,229.1
Assets of discontinued operation	630.9	12,718.2	12,960.8
Total assets	50,478.9	63,094.4	66,706.2
Deposits	30,925.0	32,336.2	32,862.5
Borrowings	8,621.4	14,736.3	15,583.6
Liabilities of discontinued operation	607.8	2,731.9	4,394.0
Total common stockholders’ equity	7,026.2	10,165.2	11,092.8
Credit Quality
Non-accrual loans as a percentage of loans	0.88%	0.87%	0.88%
Net charge-offs as a percentage of average loans	0.38%	0.37%	0.45%	0.37%	0.44%
Allowance for loan losses as a percentage of loans	1.47%	1.51%	1.31%
Capital Ratios
Total ending equity to total ending assets	14.6%	16.1%	16.6%
Common Equity Tier 1 Capital Ratio (fully phased-in)	14.4%	14.3%	13.4%
Total Tier 1 Capital Ratio (fully phased-in)	15.1%	14.3%	13.4%
Total Capital Ratio (fully phased-in)	16.2%	15.1%	14.0%

Average Balances and Rates(1) (dollars in millions)

	Quarters Ended
	June 30, 2017			March 31, 2017			June 30, 2016
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$9,510.5	$23.8	1.00%	$5,652.4	$12.5	0.88%	$6,584.1	$8.3	0.50%
Investments	5,016.1	33.1	2.64%	4,452.4	31.0	2.79%	3,130.7	22.8	2.92%
Loans and loans held for sale (net of credit balances of factoring clients)(2)(3)
U.S.(2)	28,014.9	424.1	6.06%	28,241.4	403.4	5.71%	29,475.6	431.8	5.86%
Non-U.S.	259.0	6.9	10.66%	463.9	16.6	14.31%	1,160.2	24.4	8.40%
Total Loans(2)	28,273.9	431.0	6.10%	28,705.3	420.0	5.85%	30,635.8	456.2	5.96%
Total interest earning assets / interest income(2)(3)	42,800.5	487.9	4.56%	38,810.1	463.5	4.78%	40,350.6	487.3	4.83%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	6,026.0	97.0	6.44%	6,044.9	101.6	6.72%	5,794.2	118.5	8.18%
Non-U.S.(4)	1,569.3	23.5	5.99%	1,456.0	22.4	6.15%	1,372.2	28.8	8.40%
Total operating leases, net(4)	7,595.3	120.5	6.35%	7,500.9	124.0	6.61%	7,166.4	147.3	8.22%
Indemnification assets	280.0	(9.7)	(13.86)%	327.9	(7.8)	(9.50)%	376.4	(8.6)	(9.14)%
Average earning assets ("AEA")(2)	50,675.8	598.7	4.73%	46,638.9	579.7	4.97%	47,893.4	626.0	5.23%
Non-interest earning assets
Cash and due from banks	647.2			783.6			938.1
Allowance for loan losses	(439.9)			(436.0)			(394.7)
All other non-interest bearing assets	2,124.6			2,321.3			4,250.6
Assets of discontinued operation	1,108.1			12,969.7			12,947.7
Total Average Assets	$54,115.8			$62,277.5			$65,635.1
Liabilities
Borrowings
Interest bearing deposits	$30,222.9	94.6	1.25%	$30,953.0	94.0	1.21%	$31,644.4	99.4	1.26%
Borrowings(5)	10,702.5	114.6	4.28%	14,815.0	69.1	1.87%	15,848.8	92.2	2.33%
Total interest-bearing liabilities	40,925.4	209.2	2.04%	45,768.0	163.1	1.43%	47,493.2	191.6	1.61%
Non-interest bearing deposits	1,411.2			1,387.3			1,108.8
Other non-interest bearing liabilities	1,609.1			1,778.8			1,626.2
Liabilities of discontinued operation	904.8			3,223.6			4,253.6
Noncontrolling interests	0.3			0.3			0.5
Stockholders' equity	9,265.0			10,119.5			11,152.8
Total Average Liabilities and Shareholders' Equity	$54,115.8			$62,277.5			$65,635.1
Net revenue spread			2.69%			3.54%			3.62%
Impact of non-interest bearing sources			0.38%			0.03%			0.01%
Net revenue/yield on earning assets(2)		$389.5	3.07%		$416.6	3.57%		$434.4	3.63%

Average Balances and Rates(1) (dollars in millions) (continued)

	Six Months Ended
	June 30, 2017			June 30, 2016
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing deposits	$7,559.1	$36.4	0.96%	$6,743.5	$16.7	0.50%
Investments	4,771.1	64.1	2.69%	3,045.7	45.3	2.97%
Loans and loans held for sale (net of credit balances of factoring clients)(2)(3)
U.S.(2)	28,135.7	827.4	5.88%	29,534.3	860.5	5.83%
Non-U.S.	351.2	23.5	13.34%	1,230.6	50.8	8.26%
Total Loans(2)	28,486.9	850.9	5.97%	30,764.9	911.3	5.92%
Total interest earning assets / interest income(2)(3)	40,817.1	951.4	4.66%	40,554.1	973.3	4.80%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	6,041.1	198.6	6.57%	5,723.9	243.8	8.52%
Non-U.S.(4)	1,511.5	45.9	6.06%	1,349.7	57.4	8.49%
Total operating leases, net(4)	7,552.6	244.5	6.47%	7,073.6	301.2	8.51%
Indemnification assets	302.5	(17.5)	(11.57)%	386.6	(11.7)	(6.05)%
Average earning assets ("AEA")(2)	48,672.2	1,178.4	4.84%	48,014.3	1,262.8	5.26%
Non-interest earning assets
Cash and due from banks	711.7			943.2
Allowance for loan losses	(436.4)			(374.7)
All other non-interest bearing assets	2,238.3			4,253.5
Assets of discontinued operation	6,927.5			12,965.3
Total Average Assets	$58,113.3			$65,801.6
Liabilities
Borrowings
Interest bearing deposits	$30,534.4	188.6	1.23%	$31,727.6	198.9	1.25%
Borrowings(5)	12,751.6	183.7	2.88%	15,992.8	187.7	2.34%
Total interest-bearing liabilities	43,286.0	372.3	1.72%	47,720.4	386.6	1.62%
Non-interest bearing deposits	1,402.9			1,086.8
Other non-interest bearing liabilities	1,672.3			1,632.7
Liabilities of discontinued operation	2,061.5			4,257.7
Noncontrolling interests	0.3			0.5
Stockholders' equity	9,690.3			11,103.5
Total Average Liabilities and Shareholders' Equity	$58,113.3			$65,801.6
Net revenue spread			3.12%			3.64%
Impact of non-interest bearing sources			0.19%			0.01%
Net revenue/yield on earning assets(2)		$806.1	3.31%		$876.2	3.65%

(1)	Average rates are impacted by PAA accretion and amortization.

(2)	The balance and rate presented is calculated net of average credit balances for factoring clients.

(3)	Non-accrual loans and related income are included in the respective categories.

(4)	Operating lease rental income is a significant source of revenue; therefore we have presented the rental revenues net of depreciation and net of maintenance and other operating lease expenses.

(5)	See table with adjusted balances and commentary in the Net Finance Revenue section.

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

Due to the nature of our loans and leases, which include a higher proportion of operating lease equipment than most BHCs, certain financial measures commonly used by other BHCs are not as meaningful for our Company. As such, given our asset composition includes a high level of operating lease equipment, net finance margin as calculated below is used by management, compared to net interest margin (“NIM”) (a common metric used by other bank holding companies), which does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net operating lease revenue.

Net operating lease revenue is a non-GAAP measure that represents the combination of rental income on operating leases less depreciation on operating lease equipment and maintenance and other operating lease expenses. The net operating lease revenues measurement is used by management to monitor portfolio performance and returns on its purchased equipment.

100 CIT GROUP INC.

Total Net Revenue and Net Operating Lease Revenue (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Total Net Revenue
Interest income (GAAP)	$478.2	$455.7	$478.7	$933.9	$961.6
Rental income on operating leases (GAAP)	251.2	251.3	261.0	502.5	525.1
Finance revenue (Noon-GAAP)	729.4	707.0	739.7	1,436.4	1,486.7
Interest expense (GAAP)	(209.2)	(163.1)	(191.6)	(372.3)	(386.6)
Depreciation on operating lease equipment (GAAP)	(77.4)	(73.5)	(63.1)	(150.9)	(124.4)
Maintenance and other operating lease expenses (GAAP)	(53.3)	(53.8)	(50.6)	(107.1)	(99.5)
Net finance revenue (Non-GAAP)	389.5	416.6	434.4	806.1	876.2
Other non-interest income (GAAP)	84.6	79.1	99.8	163.7	184.6
Total net revenue (Non-GAAP)	474.1	495.7	534.2	969.8	1,060.8
Average Earning Assets (Non-GAAP)	$50,675.8	$46,638.9	$47,893.4	$48,672.2	$48,014.3
NFM (NFR as a % of AEA)	3.07%	3.57%	3.63%	3.31%	3.65%
Net Operating Lease Revenue
Rental income on operating leases (GAAP)	$251.2	$251.3	$261.0	$502.5	$525.1
Depreciation on operating lease equipment (GAAP)	(77.4)	(73.5)	(63.1)	(150.9)	(124.4)
Maintenance and other operating lease expenses (GAAP)	(53.3)	(53.8)	(50.6)	(107.1)	(99.5)
Net operating lease revenue	$120.5	$124.0	$147.3	$244.5	$301.2

Net finance revenue (Non-GAAP)	$389.5	$416.6	$434.4	$806.1	$876.2
Noteworthy Items:
Excess interest cost from Commercial Air transaction	23.4	—	—	23.4	—
Interest on excess cash from Commercial Air transaction	(9.1)	—	—	(9.1)	—
NFR, excluding noteworthy items (Non-GAAP)	$403.8	$416.6	$434.4	$820.4	$876.2

Average Earning Assets (Non-GAAP)	$50,675.8	$46,638.9	$47,893.4	$48,672.2	$48,014.3
AEA adjustment for Commercial Air sale	(3,686.0)	—	—	(1,876.3)	—
AEA, excluding Commercial Air adjustment (Non-GAAP)	$46,989.8	$46,638.9	$47,893.4	$46,795.9	$48,014.3
NFM (NFR as a % of AEA)	3.44%	3.57%	3.63%	3.51%	3.65%

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 101

2.	Operating Expenses and Net Efficiency Ratio Excluding Certain Costs

One key performance metric the Company uses to gauge the level of expenses is in comparison to the average earning assets. A decline in this metric could show improvement, i.e. expenses not going up at the same rate of asset growth, or decreasing at a rate in excess of asset decline. Operating expenses excluding restructuring costs and intangible asset amortization is a non-GAAP measure used by management to compare period over period expenses. Another key performance metric gauges our expense usage via our net efficiency calculation. This calculation compares the level of expenses to the level of net revenues and is the product of the total net revenue divided by operating expenses as presented below. A lower result reflects a more efficient use of our expenses to generate revenue. Net efficiency ratio is a non-GAAP measurement used by management to measure operating expenses (before restructuring costs and intangible amortization) to total net revenues. Due to the exclusions of the mentioned items, and in certain instances, other noteworthy items, these are considered non-GAAP measures, as presented in the reconciliation below. We exclude the recurring items from these calculations as they are charges resulting from our strategic initiatives and not our operating activity, and exclude the noteworthy items due to their episodic nature and size.

Operating Expenses Excluding Certain Costs (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Operating expenses (GAAP)	$(295.6)	$(311.6)	$(309.3)	$(607.2)	$(639.4)
Intangible asset amortization	6.2	6.2	6.4	12.4	12.8
Provision for severance and facilities exiting activities	3.4	14.8	9.7	18.2	30.0
Operating expenses exclusive of restructuring costs and intangible assets amortization, and other noteworthy items (Non-GAAP)	$(286.0)	$(290.6)	$(293.2)	$(576.6)	$(596.6)

Operating expenses (exclusive of restructuring costs and intangible assets amortization) as a % of AEA	(2.26)%	(2.49)%	(2.45)%	(2.37)%	(2.49)%
Operating expenses excluding restructuring costs and intangible asset amortization and other noteworthy items as a % of AEA	(2.43)%	(2.49)%	(2.45)%	(2.46)%	(2.49)%

Total Net Revenue (Non-GAAP)	$474.1	$495.7	$534.2	$969.8	$1,060.8
Net costs of excess liquidity	14.3	—	—	14.3	—
CTA Charge	—	8.1	—	8.1	—
Gain on sale - UK business	—	—	—	—	(24.0)
Asset Impairment	—	—	—	—	11.0
Liquidating Europe CTA	—	—	—	—	3.0
Total Net Revenue, excluding noteworthy items (Non-GAAP)	$488.4	$503.8	$534.2	$992.2	$1,050.8
Net Efficiency Ratio	60.3%	58.6%	54.9%	59.5%	56.2%
Net Efficiency Ratio excluding noteworthy items	58.6%	57.7%	54.9%	58.1%	56.8%

3.	Earning Assets and Average Earning Assets (“AEA”)

Earning asset balances displayed in the table below are directly derived from the respective line items in the balance sheet. These represent revenue generating assets, and the average of which (AEA) provides a basis for management performance calculations such as NFM and operating expenses as a percentage of AEA. The average is derived using month end balances for the respective period. Because the balances are used in aggregate, as well the average, there are no direct comparative balances on the balance sheet, therefore these are considered non-GAAP measures.

Period End Earning Assets and Average Earning Asset Total (dollars in millions)

	June 30, 2017	March 31, 2017	December 31, 2016
Loans (GAAP)	$29,031.7	$29,691.4	$29,535.9
Operating lease equipment, net (GAAP)	6,736.0	7,516.2	7,486.1
Interest bearing cash (GAAP)	4,739.0	5,415.2	5,608.5
Investment securities (GAAP)	5,530.0	4,476.3	4,491.1
Assets held for sale (GAAP)	1,324.8	562.6	636.0
Indemnification assets (GAAP)	208.5	313.1	341.4
Credit balances of factoring clients (GAAP)	(1,405.3)	(1,547.1)	(1,292.0)
Total earning assets (Non-GAAP)	$46,164.7	$46,427.7	$46,807.0
Average Earning Assets, excluding noteworthy items (for the respective quarters) (NON-GAAP)	$46,989.8	$46,638.9	$46,964.7

102 CIT GROUP INC.

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

To provide further information, management included ROTCE calculations, ROTCE calculations excluding noteworthy items and pro forma for the previously disclosed return of capital of common equity to shareholders from the net proceeds of the Commercial Air sale.

Tangible Book Value (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Total common shareholders' equity (GAAP)	$7,026.2	$10,165.2	$11,092.8	$7,026.2	$11,092.8
Less: Goodwill	(625.5)	(686.1)	(1,044.1)	(625.5)	(1,044.1)
Intangible assets	(125.4)	(134.3)	(154.2)	(125.4)	(154.2)
Tangible book value (Non-GAAP)	6,275.3	9,344.8	9,894.5	6,275.3	9,894.5
Less: Disallowed deferred tax asset	(53.5)	(140.6)	(845.8)	(53.5)	(845.8)
Tangible common equity (Non-GAAP)	$6,221.8	$9,204.2	$9,048.7	$6,221.8	$9,048.7
Average tangible common equity (Non-GAAP)	$8,280.4	$9,118.8	$9,077.4	$8,695.4	$8,998.2
Pro forma estimated capital adjustment related to Commercial Air sale	(1,903.1)	(2,975.0)	(2,975.0)	(2,429.7)	(2,975.0)
Average tangible common equity, pro forma for estimated capital adjustment (Non-GAAP)	$6,377.3	$6,143.8	$6,102.4	$6,265.7	$6,023.2

Net income (GAAP)	$156.7	$179.9	$17.0	$336.6	$163.0
Intangible asset amortization, after tax	4.0	4.1	2.9	8.1	5.9
Non-GAAP income - for ROTCE calculation	$160.7	$184.0	$19.9	$344.7	$168.9
Return on average tangible common equity	7.76%	8.07%	0.88%	7.93%	3.75%

Non-GAAP income, excluding noteworthy items	$129.1	$163.2	$189.0	$292.3	$331.0
Intangible asset amortization, after tax	4.0	4.1	2.9	8.1	5.9
Non-GAAP income, excluding noteworthy items - for ROTCE calculation	$133.1	$167.3	$191.9	$300.4	$336.9
Return on average tangible common equity, excluding noteworthy items	6.43%	7.34%	8.46%	6.91%	7.49%
Return on average tangible common equity, after noteworthy items and proforma for estimated capital adjustment	8.35%	10.89%	12.58%	9.59%	11.19%

Income from continuing operations (GAAP)	$41.2	$78.2	$88.0	$119.4	$149.0
Intangible asset amortization, after tax	4.0	4.1	2.9	8.1	5.9
Non-GAAP income from continuing operations - for ROTCE calculation	$45.2	$82.3	$90.9	$127.5	$154.9
Return on average tangible common equity, proforma for estimated capital adjustment	2.84%	5.36%	5.96%	4.07%	5.14%
Non-GAAP income from continuing operations (from next page)	$125.7	$109.5	$94.0	$235.2	$151.0
Intangible asset amortization, after tax	4.0	4.1	2.9	8.1	5.9
Non-GAAP income from continuing operations - for ROTCE calculation	$129.7	$113.6	$96.9	$243.3	$156.9
Return on average tangible common equity, after noteworthy items and proforma for estimated capital adjustment	8.14%	7.40%	6.35%	7.77%	5.21%

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 103

5.	Net income excluding noteworthy items and income from continuing operations excluding noteworthy items

Net income excluding noteworthy items and income from continuing operations excluding noteworthy items are non-GAAP measures used by management as each excludes items from the respective line item in the GAAP statement of income. Due to volume and size of noteworthy items, the Company believes that adjusting for these items provides the user of CIT’s financial information a measure of the underlying performance of the Company and of continuing operations specific. The non-GAAP noteworthy items are summarized in the following categories: significant due to the magnitude of the transaction; transactions pertaining to items no longer considered core to CIT’s on-going operations (i.e. sales of Non-Strategic Portfolios); legacy OneWest Bank issues prior to CIT’s ownership; and recurring items consistently noted in other non-GAAP measures, even though balance may not have been significant.

Net Income and Income from Continuing Operations, Excluding Noteworthy Items (dollars in millions, except per share data)
	Description	Line Item	Pre-tax Balance	Income Tax(2)	After-tax Balance	Per Share
Quarter Ended June 30, 2017
Net income					$156.7	$0.85
Continuing Operations	Debt redemption costs	Non-interest expense	$164.8	$(65.2)	99.6	0.54
	Excess interest costs	Interest expense	23.4	(8.9)	14.5	0.08
	Interest on excess cash	Interest income	(9.1)	3.5	(5.6)	(0.03)
	Resolution of legacy tax items	Benefit for income taxes	—	(19.3)	(19.3)	(0.11)
	Deferred tax recognition	Benefit for income taxes	—	(6.9)	(6.9)	(0.04)
	Restructuring Expenses	Operating expenses	3.4	(1.2)	2.2	0.01

Discontinued Operations	Gain on sale - Commercial Air, net of certain expenses		(134.7)	35.0	(99.7)	(0.54)
	Financial Freedom net settlement items & servicing rights impairment		(20.2)	7.8	(12.4)	(0.07)
Non-GAAP income, excluding noteworthy items(1)					$129.1	$0.70

Income from continuing operations					$41.2	$0.22
Continuing Operations	Debt redemption costs	Non-interest expense	$164.8	$(65.2)	99.6	0.54
	Excess interest costs	Interest expense	23.4	(8.9)	14.5	0.08
	Interest on excess cash	Interest income	(9.1)	3.5	(5.6)	(0.03)
	Resolution of legacy tax items	Benefit for income taxes	—	(19.3)	(19.3)	(0.11)
	Deferred tax recognition	Benefit for income taxes	—	(6.9)	(6.9)	(0.04)
	Restructuring Expenses	Operating expenses	3.4	(1.2)	2.2	0.01
Non-GAAP income from continuing operations, excluding noteworthy items(1)					$125.7	$0.68

Quarter Ended March 31, 2017
Net income					$179.9	$0.88
Continuing Operations	CTA Charge	Other non-interest income	$8.1	$(1.3)	6.8	0.03
	Restructuring Expenses	Operating expenses	14.8	(4.4)	10.4	0.05
	Entity Restructuring	Provision for income taxes	—	14.0	14.0	0.07

Discontinued Operations	Suspended Depreciation		(113.0)	44.0	(69.0)	(0.34)
	Secured Debt Paydown		34.0	—	34.0	0.17
	Gain on sale - TC CIT joint venture		(14.0)	1.0	(13.0)	(0.06)
Non-GAAP income, excluding noteworthy items(1)					$163.1	$0.80

Income from continuing operations					$78.2	$0.38
Continuing Operations	CTA Charge	Other non-interest income	$8.1	$(1.3)	6.8	0.03
	Restructuring Expenses	Operating expenses	14.8	(4.4)	10.4	0.05
	Entity Restructuring	Provision for income taxes	—	14.0	14.0	0.07
Non-GAAP income from continuing operations, excluding noteworthy items(1)					$109.4	$0.54

104 CIT GROUP INC.

Net Income and Income from Continuing Operations, Excluding Noteworthy Items (dollars in millions, except per share data)
	Description	Line Item	Pre-tax Balance	Income Tax(2)	After-tax Balance	Per Share
Quarter Ended June 30, 2016
Net income					$17.0	$0.08
Continuing Operations	Restructuring Expenses	Operating expenses	$9.7	$(3.7)	6.0	0.03

Discontinued Operations	Financial Freedom interest curtailment reserve		230.0	(67.0)	163.0	0.81
	Business Air goodwill impairment		4.2	(1.6)	2.6	0.01
Non-GAAP income, excluding noteworthy items(1)					$188.6	$0.93

Income from continuing operations					$88.0	$0.43
Continuing Operations	Restructuring Expenses	Operating expenses	$9.7	$(3.7)	6.0	0.03
Non-GAAP income from continuing operations, excluding noteworthy items(1)					$94.0	$0.46

Six Months Ended June 30, 2017
Net income					$336.6	$1.74
Continuing Operations	Debt redemption costs	Non-interest expense	$164.8	$(65.2)	99.6	0.51
	Excess interest costs	Interest expense	23.4	(8.9)	14.5	0.07
	CTA Charge	Other non-interest income	8.1	(1.3)	6.8	0.04
	Entity Restructuring	Provision for income taxes	—	14.0	14.0	0.07
	Resolution of legacy tax items	Benefit for income taxes	—	(19.3)	(19.3)	(0.10)
	Deferred tax recognition	Benefit for income taxes	—	(6.9)	(6.9)	(0.04)
	Interest on excess cash	Interest income	(9.1)	3.5	(5.6)	(0.03)
	Restructuring Expenses	Operating expenses	18.2	(5.6)	12.6	0.07
Discontinued Operations	Gain on sale - Commercial Air, net of certain expenses		(134.7)	35.0	(99.7)	(0.52)
	Financial Freedom net settlement items & servicing rights impairment		(20.2)	7.8	(12.4)	(0.06)
	Suspended Depreciation		(113.0)	44.0	(69.0)	(0.36)
	Secured Debt Paydown		34.0	—	34.0	0.18
	Gain on sale - TC CIT joint venture		(14.0)	1.0	(13.0)	(0.07)
Non-GAAP income, excluding noteworthy items(1)					$292.2	$1.51

Income from continuing operations					$119.4	$0.62
Continuing Operations	Debt redemption costs	Non-interest expense	$164.8	$(65.2)	99.6	0.51
	Excess interest costs	Interest expense	23.4	(8.9)	14.5	0.07
	CTA Charge	Other non-interest income	8.1	(1.3)	6.8	0.04
	Entity Restructuring	Provision for income taxes	—	14.0	14.0	0.07
	Resolution of legacy tax items	Benefit for income taxes	—	(19.3)	(19.3)	(0.10)
	Deferred tax recognition	Benefit for income taxes	—	(6.9)	(6.9)	(0.04)
	Interest on excess cash	Interest income	(9.1)	3.5	(5.6)	(0.03)
	Restructuring Expenses	Operating expenses	18.2	(5.6)	12.6	0.07
Non-GAAP income from continuing operations, excluding noteworthy items(1)					$235.1	$1.22

Six Months Ended June 30, 2016
Net income					$163.0	$0.81
Continuing Operations	Restructuring Expenses	Operating expenses	$30.0	$(11.5)	18.5	0.09
	Gain on Sale - UK	Other Income	(23.5)	8.2	(15.3)	(0.08)
	Discrete Tax Benefit	Benefit for income taxes	—	(13.0)	(13.0)	(0.06)
	Asset Impairment	Other Income	11.0	(2.8)	8.2	0.04
	Liquidating Europe CTA	Other Income	3.3	—	3.3	0.02
Discontinued Operations	Financial Freedom interest curtailment reserve		230.0	(67.0)	163.0	0.81
	Business Air goodwill impairment		4.2	(1.6)	2.6	0.01
Non-GAAP income from continuing operations, excluding noteworthy items(1)					$330.3	$1.63

Income from continuing operations					$149.0	$0.74
Continuing Operations	Restructuring Expenses	Operating expenses	$30.0	$(11.5)	18.5	0.09
	Gain on Sale - UK	Other Income	(23.5)	8.2	(15.3)	(0.08)
	Discrete Tax Benefit	Benefit for income taxes	—	(13.0)	(13.0)	(0.06)
	Asset Impairment	Other Income	11.0	(2.8)	8.2	0.04
	Liquidating Europe CTA	Other Income	3.3	—	3.3	0.02
Non-GAAP income from continuing operations, excluding noteworthy items(1)					$150.7	$0.74

(1)	Items may not sum due to rounding.

(2)	Income tax rates vary depending on the specific item and the entity location in which it is recorded.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 105

6.    Effective Tax Rate Reconciliation

The provision for income taxes before discrete items and the respective effective tax rate are non-GAAP measures, which management uses for analytical purposes to understand the Company’s underlying tax rate. Discrete items are discussed in the Income Tax section.

Effective Tax Rate Reconciliation (dollars in millions)
	Quarters Ended			Six Months Ended
Effective Tax Rate Reconciliation	June 30, 2017	March 31, 2017	June 30, 2016	June 30, 2017	June 30, 2016
(Provision) benefit for income taxes - GAAP	$31.9	$(56.2)	$(111.2)	$(24.3)	$(155.6)
Income tax discrete items	(93.4)	11.3	3.6	(82.1)	(7.4)
Provision for income taxes, before discrete tax items - Non-GAAP	$(61.5)	$(44.9)	$(107.6)	$(106.4)	$(163.0)
Income from continuing operations before provision for income taxes - GAAP	$9.3	$134.4	$199.2	$143.7	$304.6
Adjustments to pretax income	165.4	1.8	—	164.8	—
Adjusted income from continuing operations before provision for income taxes - Non-GAAP	$174.7	$136.2	$199.2	$308.5	$304.6
Effective tax rate - GAAP	(343.0)%	41.8%	55.8%	16.9%	51.1%
Effective tax rate, before discrete items - Non-GAAP	35.2%	33.0%	54.0%	34.5%	53.5%

7.	Regulatory

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

•
our liquidity risk and capital management, including our capital plan, leverage, capital ratios, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital, to repay secured and unsecured debt, to issue qualifying capital instruments, including Tier 1 qualifying preferred stock, and for a return of capital,

•
our plans to change our funding mix, to access new sources of funding, and to broaden our use of deposit taking capabilities, including increasing our level of commercial deposits and expanding our treasury management services,

•
our pending or potential acquisition and disposition plans, and the integration and restructuring risks inherent in such acquisitions, including our proposed sale of our Financial Freedom reverse mortgage business and our Business Air loan portfolio,

•	our credit risk management and credit quality,

•	our asset/liability risk management,

•	our funding, borrowing costs and net finance revenue,

106 CIT GROUP INC.

•	our operational risks, including risk of operational errors, failure of operational controls, success of systems enhancements and expansion of risk management and control functions,

•	our mix of portfolio asset classes, including changes resulting from growth initiatives, new business initiatives, new products, acquisitions and divestitures, new business and customer retention,

•	our legal risks, including the enforceability of our agreements, the impact of legal proceedings, and the impact of changes in laws and regulations,

•	our growth rates, and

•	our commitments to extend credit or purchase equipment.

All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements expressed or implied in these statements. Forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

•	risks inherent in deposit funding, including reducing reliance on brokered deposits, increasing commercial deposits and savings accounts, and expanding treasury management services,

•	risks inherent in capital markets, including liquidity, changes in market interest rates and quality spreads, and our access to secured and unsecured debt and asset-backed securitization markets,

•
risks inherent in a return of capital, including risks related to obtaining regulatory approval, the nature and allocation among different methods of returning capital, and the amount and timing of any capital return,

•	risks of actual or perceived economic slowdown, downturn or recession, including slowdown in customer demand for credit or increases in non-accrual loans or default rates,

•	industry cycles and trends, including in oil and gas, power and energy, telecommunications, information technology, and commercial and residential real estate.

•	uncertainties associated with risk management, including evaluating credit, adequacy of reserves for credit losses, prepayment risk, asset/liability risk, and interest rate and currency risks,

•
risks of implementing new processes, procedures, and systems, including those required to strengthen internal controls, improve data quality, and reliability, or comply with the additional laws and regulations applicable to systemically important financial institutions, such as the CCAR process, enhanced prudential standards, and Basel III,

•
risks associated with the value and recoverability of leased equipment and related lease residual values, including railcars, telecommunications towers, technology and office equipment, information technology equipment, including data centers, and large and small industrial, medical, and transportation equipment,

•	risks of failing to achieve the projected revenue growth from new business initiatives or the projected expense reductions from efficiency improvements,

•	application of goodwill accounting or fair value accounting in volatile markets,

•
regulatory changes and developments, including changes in laws or regulations governing our business and operations, or affecting our assets, including our operating lease equipment or changes in the regulatory environment, whether due to events or factors specific to CIT, or other large multi-national or regional banks, or the industry in general,

•
risks associated with dispositions of businesses or asset portfolios, including how to replace the income associated with such businesses or asset portfolios and the risk of residual liabilities from such businesses or portfolios,

•	risks associated with acquisitions of businesses or asset portfolios, including integrating and reducing duplication in personnel, policies, internal controls, and systems.

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

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 107

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, and in light of the previously identified material weaknesses in our internal control over financial reporting as of December 31, 2016, described in our 2016 Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2017.
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

Management believes that these efforts will remediate the material weaknesses. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until the new/enhanced control activities are fully implemented, in operation for a sufficient period of time, tested, and concluded by management to be designed and operating effectively. In addition, as the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address these control deficiencies or determine to modify the remediation activities described above. Management will test and evaluate the implementation of these new/enhanced control activities during 2017 to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material misstatement in the Company’s financial statements.
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
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

108 CIT GROUP INC.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were approximately 67.4 million shares of the Company’s common stock repurchased during the quarter ended June 30, 2017 as shown in the following table:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2017	—	$—
May 1 - 31, 2017	57,291,666	$48.00	57,291,666
June 1 - 30, 2017	10,071,739	$46.98	10,071,739
Total Purchases	67,363,405

During the quarter, CIT repurchased an aggregate of $3.3 billion in common shares through a combination of an equity tender offer, OMR and an ASR. The equity tender resulted in the Company repurchasing approximately 57.3 million common shares at a purchase price of $48 per share (total of approximately $2.75 billion). The OMR resulted in the repurchase of 818,071 shares at an average share price of $46.45. Under the terms of the ASR, CIT paid to the dealer $512 million in exchange for the initial delivery of approximately 9.25 million CIT common shares.  The ultimate number of CIT common shares repurchased under the ASR will be determined based on the volume-weighted average share price during the term of the ASR subject to adjustments pursuant to the terms and conditions of the ASR.  At final settlement, which is expected to occur by the end of the third quarter of 2017, the dealer may be required to deliver additional shares of CIT's common stock to CIT, or, under certain circumstances, CIT may be required to make a cash payment or may elect to deliver shares of its common stock to the dealer.

109 CIT GROUP INC.

Item 4.  Mine Safety Disclosure

Not applicable

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
3.3
Certificate of Designation of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A of CIT Group Inc., dated June 6, 2017 (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 7, 2017).

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

4.5	Indenture, dated as of March 30, 2011, between CIT Group Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to Form 8-K filed June 30, 2011).
4.6
First Supplemental Indenture, dated as of March 30, 2011, between CIT Group Inc., the Guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (including the Form of 5.250% Note due 2014 and the Form of 6.625% Note due 2018) (incorporated by reference to Exhibit 4.2 to Form 8-K filed June 30, 2011).

4.7
Third Supplemental Indenture, dated as of February 7, 2012, between CIT Group Inc., the Guarantors named therein, and Deutsche Bank Trust Company Americas, as trustee (including the Form of Notes) (incorporated by reference to Exhibit 4.4 of Form 8-K dated February 13, 2012).

4.8
Indenture, dated as of March 15, 2012, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (incorporated by reference to Exhibit 4.1 of Form 8-K filed March 16, 2012).

4.9
First Supplemental Indenture, dated as of March 15, 2012, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 5.25% Senior Unsecured Note due 2018) (incorporated by reference to Exhibit 4.2 of Form 8-K filed March 16, 2012).

110 CIT GROUP INC.

4.10
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

4.11
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

4.12
Fourth Supplemental Indenture, dated as of August 1, 2013, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 5.00% Senior Unsecured Note due 2023) (incorporated by reference to Exhibit 4.2 to Form 8-K filed August 1, 2013).

4.13
Fifth Supplemental Indenture, dated as of February 19, 2014, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 3.875% Senior Unsecured Note due 2019) (incorporated by reference to Exhibit 4.1 to Form 8-K filed February 19, 2014.

4.14
Sixth Supplemental Indenture, dated as of December 23, 2016, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 5.000% Senior Unsecured Note due 2018) (incorporated by reference to Exhibit 4.1 to Form 8-K filed December 23, 2016).

4.15
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
10.9**
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

10.10*	CIT Employee Severance Plan (Effective as of November 6, 2013) (incorporated by reference to Exhibit 10.37 in Form 10-Q filed November 6, 2013).
10.11
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

10.15*
Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (Executives with Employment Agreements) (2014) (incorporated by reference to Exhibit 10.33 to Form 10-K filed February 20, 2015).

Item 6.  Exhibits  111

10.16*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2014) (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.32 to Form 10-Q filed August 5, 2015).

10.17*	Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2014) (incorporated by reference to Exhibit 10.33 to Form 10-Q filed August 5, 2015).
10.18*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with ROTCE and Credit Provision Performance Measures) (incorporated by reference to Exhibit 10.34 to Form 10-Q filed August 5, 2015).

10.19*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with ROTCE and Credit Provision Performance Measures) (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 5, 2015).

10.20*
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

10.22*	Offer Letter, dated October 27, 2015, between CIT Group Inc. and Ellen R. Alemany, including Attached Exhibits. (incorporated by reference to Exhibit 10.39 to Form 10-Q filed November 13, 2015).
10.23
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2016) (with ROTCE and Credit Provision Performance Measures) (Executives with Employment Agreements) (incorporated by reference to Exhibit 10-36 to Form 10-K filed on March 16, 2017).

10.24
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2016) (with ROTCE and Credit Provision Performance Measures) (incorporated by reference to Exhibit 10-37 to Form 10-K filed on March 16, 2017).

10.25
Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (2016) (with Performance Based Vesting) (incorporated by reference to Exhibit 10-38 to Form 10-K filed on March 16, 2017).

10.26
Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (2016) (with Performance Based Vesting) (Executives with Employment Agreements) (incorporated by reference to Exhibit 10-39 to Form 10-K filed on March 16, 2017).

10.27
Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2016) (with ROTCE and Credit Provision Performance Measures) (incorporated by reference to Exhibit 10-40 to Form 10-K filed on March 16, 2017).

10.28
Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2016) (incorporated by reference to Exhibit 10-41 to Form 10-K filed on March 16, 2017).

10.29	CIT Employee Severance Plan (As Amended and Restated Effective January 1, 2017) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed November 9, 2016).
10.30	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Director Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10-43 to Form 10-K filed on March 16, 2017).
10.31
Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2017) (with ROTCE Performance Measure and TSR Modifier) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed May 8, 2017).

10.32	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2017) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed May 8, 2017).
12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.
31.1
Certification of Ellen R. Alemany pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of John Fawcett pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002.

112 CIT GROUP INC.

32.1***	Certification of Ellen R. Alemany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of John Fawcett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS
XBRL Instance Document (Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.)

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

***	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference into any filing under the Securities Act of 1933.

Item 6.  Exhibits  113

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 7, 2017	CIT GROUP INC.

/s/ John Fawcett
John Fawcett
Executive Vice President and Chief Financial Officer

/s/ Edward K. Sperling
Edward K. Sperling
Executive Vice President and Controller

114