Form 10-Q
period 2017-09-30
CIT GROUP INC
filed 2017-11-03
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934	| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

As of October 31, 2017, there were 131,258,836 shares of the registrant’s common stock outstanding.

1

Table of Contents 1

Part One — Financial Information
Item 1. Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions — except share data)

	September 30, 2017		December 31, 2016
Assets
Cash and due from banks, including restricted balances of $60.8 and $176.1 at September 30, 2017 and December 31, 2016(1), respectively (see Note 6 for amounts pledged)	$453.4		$822.1
Interest bearing deposits, including restricted balances of $90.1 and $102.8 at September 30, 2017 and December 31, 2016(1), respectively (see Note 6 for amounts pledged)	2,658.9		5,608.5
Investment securities, including securities carried at fair value with changes recorded in net income of $247.7 and $283.5 at September 30, 2017 and December 31, 2016, respectively (see Note 6 for amounts pledged)	5,744.8		4,491.1
Assets held for sale(1)	2,162.0		636.0
Loans (see Note 6 for amounts pledged)	28,505.3		29,535.9
Allowance for loan losses	(419.5)		(432.6)
Total loans, net of allowance for loan losses(1)	28,085.8		29,103.3
Operating lease equipment, net (see Note 6 for amounts pledged)(1)	6,724.2		7,486.1
Bank-owned life insurance	651.8		—
Goodwill	625.5		685.4
Other assets, including $71.5 and $111.6 at September 30, 2017 and December 31, 2016, respectively, at fair value	1,667.1		2,117.0
Assets of discontinued operations(1)	562.0		13,220.7
Total Assets	$49,335.5		$64,170.2
Liabilities
Deposits	$29,594.7		$32,304.3
Credit balances of factoring clients	1,698.5		1,292.0
Other liabilities, including $190.6 and $177.9 at September 30, 2017 and December 31, 2016, respectively, at fair value	1,496.1		1,897.6
Borrowings, including $897.4 and $2,321.7 contractually due within twelve months at September 30, 2017 and December 31, 2016, respectively	8,531.2		14,935.5
Liabilities of discontinued operations(1)	563.7		3,737.7
Total Liabilities	41,884.2		54,167.1
Stockholders’ Equity

Preferred Stock: $0.01 par value, 100,000,000 authorized, 325,000 shares issued and outstanding	325.0	—	—
Common Stock: $0.01 par value, 600,000,000 authorized
Issued: 207,439,872 and 206,182,213 at September 30, 2017 and December 31, 2016, respectively	2.1		2.1
Outstanding: 131,370,803 and 202,087,672 at September 30, 2017 and December 31, 2016, respectively
Paid-in capital	8,787.1		8,765.8
Retained earnings	2,025.8		1,553.0
Accumulated other comprehensive loss	(73.3)		(140.1)
Treasury stock: 76,069,069 and 4,094,541 shares at September 30, 2017 and December 31, 2016 at cost, respectively	(3,615.4)		(178.1)
Total Common Stockholders’ Equity	7,126.3		10,002.7
Noncontrolling minority interests	—		0.4
Total Equity	7,451.3		10,003.1
Total Liabilities and Equity	$49,335.5		$64,170.2

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

Assets
Cash and interest bearing deposits, restricted	$88.3	$99.9
Total loans, net of allowance for loan losses	146.8	300.5
Operating lease equipment, net	759.9	775.8
Assets of discontinued operations	—	2,321.7
Total Assets	$995.0	$3,497.9
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$603.9	$770.0
Liabilities of discontinued operations	—	1,204.6
Total Liabilities	$603.9	$1,974.6
The accompanying notes are an integral part of these consolidated financial statements.

2 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in millions — except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income
Interest and fees on loans	$403.5	$443.8	$1,236.9	$1,343.4
Other interest and dividends	50.5	31.9	151.0	93.9
Interest income	454.0	475.7	1,387.9	1,437.3
Interest expense
Interest on borrowings	(84.1)	(88.8)	(267.8)	(276.5)
Interest on deposits	(92.6)	(99.4)	(281.2)	(298.3)
Interest expense	(176.7)	(188.2)	(549.0)	(574.8)
Net interest revenue	277.3	287.5	838.9	862.5
Provision for credit losses	(30.1)	(45.1)	(84.2)	(157.9)
Net interest revenue, after credit provision	247.2	242.4	754.7	704.6
Non-interest income
Rental income on operating leases	252.3	254.3	754.8	779.4
Other non-interest income	63.3	83.6	227.0	268.2
Total non-interest income	315.6	337.9	981.8	1,047.6
Total revenue, net of interest expense and credit provision	562.8	580.3	1,736.5	1,752.2
Non-interest expenses
Depreciation on operating lease equipment	(71.1)	(66.9)	(222.0)	(191.3)
Maintenance and other operating lease expenses	(57.9)	(56.6)	(165.0)	(156.1)
Operating expenses	(277.3)	(302.9)	(884.5)	(942.3)
Loss on debt extinguishment and deposit redemption	(53.5)	(5.2)	(218.3)	(9.2)
Total non-interest expenses	(459.8)	(431.6)	(1,489.8)	(1,298.9)
Income from continuing operations before benefit (provision) for income taxes	103.0	148.7	246.7	453.3
Benefit (provision) for income taxes	119.8	(54.5)	95.5	(210.1)
Income from continuing operations	222.8	94.2	342.2	243.2
Discontinued Operations
Income (loss) from discontinued operations, net of taxes	(1.9)	37.3	95.4	51.3
Gain (loss) on sale of discontinued operations, net of taxes	(1.3)	—	118.6	—
Total income (loss) from discontinued operations, net of taxes	(3.2)	37.3	214.0	51.3
Net Income	$219.6	$131.5	$556.2	$294.5
Basic income per common share
Income from continuing operations	$1.66	$0.47	$1.98	$1.21
Income (loss) from discontinued operations	(0.02)	0.18	1.24	0.25
Basic income per share	$1.64	$0.65	$3.22	$1.46
Diluted income per common share
Income from continuing operations	$1.64	$0.47	$1.96	$1.21
Income (loss) from discontinued operations	(0.03)	0.18	1.23	0.25
Diluted income per share	$1.61	$0.65	$3.19	$1.46
Average number of common shares (thousands)
Basic	133,916	202,036	172,682	201,775
Diluted	136,126	202,755	174,201	202,388
Dividends declared per common share	$0.15	$0.15	$0.45	$0.45
The accompanying notes are an integral part of these consolidated financial statements.

Item 1.  Consolidated Financial Statements 3

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$219.6	$131.5	$556.2	$294.5
Other comprehensive income, net of tax:
Foreign currency translation adjustments	11.1	(2.2)	54.6	16.3
Net unrealized gains on available for sale securities	3.9	5.6	10.6	20.3
Changes in benefit plans net gain (loss) and prior service (cost)/credit	0.1	0.1	1.6	1.3
Other comprehensive income, net of tax	15.1	3.5	66.8	37.9
Comprehensive income	$234.7	$135.0	$623.0	$332.4

The accompanying notes are an integral part of these consolidated financial statements.

4 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2016 as reported	$—	$2.1	$8,765.8	$1,553.0	$(140.1)	$(178.1)	$0.4	$10,003.1
Adoption of Accounting Standard Update 2016-09	—	—	1.0	(1.0)	—	—	—	—
December 31, 2016	—	2.1	8,766.8	1,552.0	(140.1)	(178.1)	0.4	10,003.1

Net income	—	—	—	556.2	—	—	—	556.2
Other comprehensive income, net of tax	—	—	—	—	66.8	—	—	66.8
Dividends paid	—	—	—	(82.4)	—	—	—	(82.4)
Issuance of preferred stock	325.0	—	(7.0)	—	—	—	—	318.0
Share repurchases	—	—	(9.6)	—	—	(3,416.5)	—	(3,426.1)
Amortization of restricted stock, stock option and performance shares expenses	—	—	34.8	—	—	(20.8)	—	14.0
Employee stock purchase plan	—	—	2.1	—	—	—	—	2.1
Distribution of earnings and capital	—	—	—	—	—	—	(0.4)	(0.4)
September 30, 2017	$325.0	$2.1	$8,787.1	$2,025.8	$(73.3)	$(3,615.4)	$—	$7,451.3
December 31, 2015	$—	$2.0	$8,718.1	$2,524.0	$(142.1)	$(157.3)	$0.5	$10,945.2
Net income	—	—	—	294.5	—	—	—	294.5
Other comprehensive income, net of tax	—	—	—	—	37.9	—	—	37.9
Dividends paid	—	—	—	(92.2)	—	—	—	(92.2)
Amortization of restricted stock, stock option and performance shares expenses	—	—	38.2	—	—	(20.7)	—	17.5
Issuance of common stock — acquisition	—	0.1	—	—	—	—	—	0.1
Employee stock purchase plan	—	—	1.9	—	—	—	—	1.9
September 30, 2016	$—	$2.1	$8,758.2	$2,726.3	$(104.2)	$(178.0)	$0.5	$11,204.9

The accompanying notes are an integral part of these consolidated financial statements.

Item 1.  Consolidated Financial Statements 5

CIT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)
	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operations
Net income	$556.2	$294.5
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	84.2	173.6
Net depreciation, amortization and (accretion)	291.8	603.0
Net gains on asset sales and impairments on assets held for sale and other	(255.8)	(68.8)
Loss on debt extinguishment	256.6	—
Provision for deferred income taxes	0.6	136.4
Decrease in finance receivables held for sale	43.4	168.1
Goodwill and intangible assets - impairment	—	4.2
Net (payment) reimbursement of expense from FDIC	(4.6)	3.1
Decrease in other assets	145.7	52.2
(Decrease) increase in other liabilities	(729.4)	72.9
Net cash flows provided by operations	388.7	1,439.2
Cash Flows From Investing Activities
Changes in loans, net	916.3	520.9
Purchases of investment securities	(4,447.7)	(3,347.3)
Proceeds from sales and maturities of investment securities	3,180.7	2,835.8
Proceeds from asset and receivable sales	795.5	1,094.9
Proceeds from sale of commercial air	10,026.0	—
Purchases of assets to be leased and other equipment	(660.2)	(1,420.2)
Net decrease in short-term factoring receivables	(308.8)	(288.1)
Purchases of restricted stock	(17.5)	—
Proceeds from redemption of restricted stock	9.1	9.8
Payments to the FDIC under loss share agreements	(0.2)	(2.2)
Proceeds from the FDIC under loss share agreements and participation agreements	56.5	83.9
Proceeds from sale of OREO, net of repurchases	82.7	103.3
Purchase of bank owned life insurance	(650.0)	—
Net change in restricted cash	662.8	(22.4)
Net cash flows provided by (used in) investing activities	9,645.2	(431.6)
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	18.1	10.1
Repayments of term debt and net settlements	(8,308.9)	(1,332.2)
Proceeds from FHLB advances	1,650.0	1,645.5
Repayments of FHLB debt	(915.4)	(2,324.9)
Net (decrease) increase in deposits	(2,707.3)	91.5
Collection of security deposits and maintenance funds	64.2	260.3
Use of security deposits and maintenance funds	(35.6)	(118.2)
Repurchase of common stock	(3,425.5)	—
Net proceeds from issuance of preferred stock	318.0	—
Dividends paid	(82.4)	(92.3)
Taxes paid through withholding of common stock under employee stock plans	(20.6)	(20.6)
Payments on affordable housing investment credits	(17.5)	(8.4)
Net cash flows used in financing activities	(13,462.9)	(1,889.2)
Effect of exchange rate changes on cash and cash equivalents	15.2	(2.3)
Decrease in unrestricted cash and cash equivalents	(3,413.8)	(883.9)
Unrestricted cash and cash equivalents, beginning of period	6,375.2	7,470.6
Unrestricted cash and cash equivalents, end of period	$2,961.4	$6,586.7
Supplementary Cash Flow Disclosure
Interest paid	$(776.1)	$(915.9)
Federal, foreign, state and local income taxes (paid) refunded, net	$(38.0)	$49.9
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$2,074.6	$2,020.5
Transfer of assets from held for sale to held for investment	$122.6	$91.0
Deposits on flight equipment purchases applied to acquisition of flight equipment purchases, and origination of finance leases, capitalized interest, and buyer furnished equipment	$91.2	$210.4
Transfers of assets from held for investment to OREO	$85.3	$71.6
Capital lease unexercised bargain purchase options	$17.5	$7.1
Unfunded payments on affordable housing investment credits committed during the period	$60.1	$—
The accompanying notes are an integral part of these consolidated financial statements.

6 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc., together with its subsidiaries (collectively “we”, “our”, “CIT” or the “Company”), has provided financial solutions to its clients since 1908. The Company provides financing, leasing and advisory services principally to middle market companies in a wide variety of industries primarily in North America. CIT is a bank holding company (“BHC”) and a financial holding company (“FHC”). Through its bank subsidiary, CIT Bank, N.A., doing business as OneWest Bank, CIT provides a full range of commercial and consumer banking and related services to customers through 70 branches located in Southern California and its online bank, bankoncit.com.

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

Discontinued Operations

Discontinued Operations as of September 30, 2017 and December 31, 2016 included certain assets and liabilities of the Financial Freedom business that was acquired as part of the OneWest Transaction and the Business Air business, while December 31, 2016 also included certain assets and liabilities of the Commercial Air business. Income from discontinued operations reflects the activities of the Aerospace (Commercial Air and Business Air) and Financial Freedom businesses for the quarters ended September 30, 2017 and 2016. We completed the sale of our Commercial Air business in April 2017.

On October 6, 2017, CIT announced that CIT Bank, N.A. has agreed to sell Financial Freedom, its reverse mortgage servicing business and the reverse mortgage portfolio serviced by Financial Freedom (the “Financial Freedom Transaction”). The Financial Freedom Transaction is expected to close in the second quarter of 2018 and is subject to certain regulatory and investor approvals and other customary closing conditions. See further discussions in Note 2 — Discontinued Operations and Note 17 - Subsequent Events.

Item 1.  Consolidated Financial Statements 7

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Bank-Owned Life Insurance

During the third quarter of 2017, CIT Bank purchased life insurance policies on the lives of certain officers and employees and is the owner and beneficiary of the policies. CIT Bank purchased these policies, known as bank-owned life insurance ("BOLI"), to provide an efficient method to offset the cost of providing employee benefits. CIT Bank records these BOLI policies as a separate line item in the Consolidated Balance Sheets at each policy’s respective cash surrender value, with changes recorded in other non-interest income in the Consolidated Statements of Income.

Revisions of Previously Issued Statements of Cash Flows

The Company has revised the Statement of Cash Flows for the nine months ended September 30, 2016 in connection with immaterial errors impacting the classification of certain balances between line items and categories as previously disclosed in its Form 10-K, Note 29 - Selected Quarterly Financial Data, for the year ended December 31, 2016, in addition to immaterial errors identified during 2017. The misclassifications resulted in an overstatement of net cash flows provided by operations of $62.8 million (which included an understatement of the 'increase in other assets' line item of $120.9 million and an understatement of the 'increase in accrued liabilities and payables' line item for the same amount for the prior year errors identified in 2017), an overstatement of net cash flows used in investing activities of $76.3 million, and an understatement of net cash flows used in financing activities of $4.8 million. The revision also resulted in a negative impact of $8.7 million disclosed as a separate line item within the Statement of Cash Flows reflecting the cumulative effect of exchange rate changes. The Company evaluated the impact of the errors and has concluded that individually and in the aggregate, the errors were not material to any previously issued financial statements.

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are included with the current Form 10-K for the year ended December 31, 2016. There were no material changes to these policies during the nine months ended September 30, 2017.

Newly Adopted Accounting Standards
The following pronouncements were issued by the Financial Accounting Standards Board (“FASB”) and adopted by CIT as of January 1, 2017. Refer to Note 1 - Business and Summary of Significant Accounting Policies on Form 10-Q for the quarter ended March 31, 2017 for a detailed description of these pronouncements:

•	Accounting Standards Update (“ASU”) 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.

•	ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments.

•	ASU 2016-07, Investments-Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.

•	ASU 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

•	ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323).

•	ASU 2017-04, Intangibles-Goodwill and Other (Topic 350).

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
•
May be adopted using a full retrospective approach or a modified, cumulative effect approach (cumulative initial effect recognized at the date of adoption, with additional footnote disclosures).

•
Effective for CIT as of January 1, 2018.
•
The review and analysis of CIT’s individual revenue streams is substantially complete. “Interest Income” and “Rental Income on Operating Leases”, CIT’s two largest revenue items, are out of scope of the new guidance; as are many other revenues relating to financial assets and liabilities, including loans, leases, securities and derivatives. As such, the majority of our revenues will not be impacted; however, certain ancillary revenues and components of “Other income” are being assessed at a contractual level pursuant to the new standard. There are no material changes to the related accounting policies.
•
CIT does not anticipate a significant impact on our financial statements and disclosures. Disclosure enhancements are expected to be more qualitative in nature.
•
Our evaluations are not final and we continue to assess the impact of the Update on our revenue contracts.
•
CIT plans to adopt the standard using the modified retrospective method.

ASU 2016-02, Leases (Topic 842) Issued February 2016
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

•
Effective for CIT as of January 1, 2019.
•
CIT will need to determine the impact where it is both a lessee and a lessor:

◦
Lessor accounting: CIT is analyzing the impact of changes to the definition of ‘initial direct costs’ under the new guidance. The new standard has a narrower definition of initial direct costs, which will result in CIT recognizing increased upfront expenses offset by higher yield over the lease term. CIT is currently evaluating the bifurcation of certain non-lease components from lease revenue streams. If goods or services are determined to be a non-lease component and accounted for under ASC 606 or other applicable GAAP guidance, the income recognition may differ from current accounting. CIT expects that it will bifurcate certain maintenance components relating to our railcar business.

◦
Lessee accounting: CIT is continuing to evaluate the impact of the amended guidance on its Condensed Consolidated Financial Statements. CIT expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption.

•
CIT management has assembled a project committee to assess the impact of this guidance. Initial scoping and assessment is complete and CIT is continuing to evaluate the impact on its financial statements and disclosures.

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
•
In addition, it expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses ("ALLL").
•
Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted (modified-retrospective approach).

•
Effective for CIT as of January 1, 2020.
•
While CIT is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements, it currently expects the ALLL to increase upon adoption given that the allowance will be required to cover the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of CIT’s loan and lease portfolios at adoption date.

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
•
Requires adoption by applying a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.

•
Effective for CIT as of January 1, 2018.
•
CIT is currently evaluating the impact of this new guidance on the Consolidated Financial Statements.
•
CIT’s implementation efforts include the identification of securities within the scope of the guidance and the related impact to accounting policies, presentation, and disclosures.
•
CIT does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

10 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Standard	Summary of Guidance	Effect on CIT's Financial Statements
ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory Issued October 2016
•
Requires that the Company recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, and any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer even though the pre-tax effects of the transaction are eliminated in consolidation.
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

•
Effective for CIT as of January 1, 2018.
•
CIT's evaluation of the ASU is substantially complete. CIT does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

ASU 2016-18, Statement of Cash Flows (Topic 230):Restricted Cash Issued November 2016
•
Requires that the Statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.
•
Requires adoption using a retrospective transition method for each period presented.

•
Effective for CIT as of January 1, 2018.
•
CIT's evaluation of the ASU is substantially complete. CIT does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

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

•
Effective for CIT as of January 1, 2018.
•
CIT is currently evaluating the impact of this ASU, but does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

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
ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost Issued March 2017
•
Requires employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs).
•
The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses in a separate line item(s).
•
Stipulates that only the service cost component of net benefit cost is eligible for capitalization.
•
Early adoption is permitted. The amendments related to presentation of service cost and other components in the income statements must be applied retrospectively to all periods presented. The amendments related to the capitalization of the service cost component should be applied prospectively, on and after the date of adoption.

• Effective for CIT as of January 1, 2018. • CIT is currently evaluating the impact of this ASU on its financial statements and disclosures.
ASU 2017-08, Receivables-Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities Issued March 2017
•
ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date.
•
The new guidance applies to all entities that hold investments in callable debt securities for which the amortized cost basis exceeds the amount repayable by the issuer at the earliest call date (i.e., at a premium).
•
This guidance must be adopted on a modified retrospective basis through a cumulative-effect adjustment to retained earnings.

• Effective for CIT as of January 1, 2019. • CIT is currently evaluating the impact of this ASU on its financial statements and disclosures and does not intend to early adopt this standard.
ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting Issued May 2017
•
The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.
•
This guidance must be adopted prospectively to an award modified on or after the adoption date.

• Effective for CIT as of January 1, 2018. • CIT is evaluating the impact of this ASU on its financial statements and disclosures.

12 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Standard	Summary of Guidance	Effect on CIT's Financial Statements
ASU 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities Issued August 2017
•
The purpose of this Update is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities and to simplify the application of the hedge accounting model. Among other things, ASU 2017-12: (a) expands the types of transactions eligible for hedge accounting; (b) eliminates the separate measurement and presentation of hedge ineffectiveness; (c) simplifies the requirements around the assessment of hedge effectiveness; (d) provides companies more time to finalize hedge documentation; and (e) enhances presentation and disclosure requirements.
•
Requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption.

•
Effective for CIT as of January 1, 2019.
•
Early adoption is permitted in any interim or annual period; as a result CIT currently intends to adopt prior to the effective date.
•
While CIT continues to assess all potential impacts of the standard, preliminary assessment indicates that adoption may not have a material impact on its Consolidated Financial Statements.

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

The following condensed financial information reflects the Business Air business as of September 30, 2017 and a combination of the Commercial Air and Business Air businesses as of December 31, 2016.

Condensed Balance Sheet — Aerospace (dollars in millions)

	September 30, 2017	December 31, 2016
Total cash and deposits	$—	$759.0
Net Loans	198.9	1,047.7
Operating lease equipment, net	19.6	9,677.6
Goodwill	—	126.8
Other assets(1)	(3.2)	1,161.5
Assets of discontinued operations	$215.3	$12,772.6
Secured borrowings	$—	$1,204.6
Other liabilities(2)	9.3	1,597.3
Liabilities of discontinued operations	$9.3	$2,801.9

(1)	Amount includes deposits on commercial aerospace equipment of $1,013.7 million at December 31, 2016.

(2)	Amount includes commercial aerospace maintenance reserves of $1,084.9 million and security deposits of $167.0 million at December 31, 2016.

Commercial Air was sold on April 4, 2017. The purchase price was $10.4 billion, and we recorded a pre-tax gain of $146 million, which is included in the Condensed Statement of Income below for the nine months ended September 30, 2017.

Condensed Statement of Income — Aerospace (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income	$3.0	$17.7	$26.8	$49.5
Interest expense	(1.2)	(91.2)	(98.5)	(273.5)
Provision for credit losses	—	(1.0)	—	(15.7)
Rental income on operating leases	2.0	309.3	310.7	928.8
Other Income	—	(3.8)	13.4	16.7
Depreciation on operating lease equipment(1)	—	(112.3)	—	(339.4)
Maintenance and other operating lease expenses	—	(3.8)	(4.2)	(25.4)
Operating expenses(2)	(1.0)	(27.6)	(39.6)	(74.5)
Loss on debt extinguishment(3)	—	—	(39.0)	(1.6)
Income from discontinued operations before provision for income taxes	2.8	87.3	169.6	264.9
Provision for income taxes	(0.3)	(20.1)	(71.0)	(12.5)
Gain (loss) on sale of discontinued operations, net of taxes	(1.3)	—	118.6	—
Income from discontinued operations, net of taxes	$1.2	$67.2	$217.2	$252.4

(1)	Depreciation on operating lease equipment is suspended when an operating lease asset is placed in Assets Held for Sale.

(2)
Operating expenses include salaries and benefits and other operating expenses in the prior quarters. Operating expenses for the nine months ended September 30, 2017, included costs related to the commercial air separation initiative.

(3)
The Company repaid approximately $1 billion of secured borrowings in the first quarter of 2017 within discontinued operations and recorded a loss of $39 million in relation to the extinguishment of those borrowings.

Condensed Statement of Cash Flows — Aerospace (dollars in millions)

	Nine Months Ended September 30,
	2017	2016
Net cash flows provided by operations	$32.7	$726.9
Net cash flows provided by (used in) investing activities	10,783.2	(462.8)

14 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Reverse Mortgage Servicing

The Financial Freedom business, a division of CIT Bank that services reverse mortgage loans, was acquired in conjunction with the OneWest Transaction. Pursuant to ASC 205-20, the Financial Freedom business is reflected as discontinued operations. Assets include primarily Home Equity Conversion Mortgages (“HECMs”) and servicing advances. The liabilities include reverse mortgage servicing liabilities, which relates primarily to loans serviced for third party investors, secured borrowings and contingent liabilities. Continuing operations includes a separate portfolio of reverse mortgage loans of $862 million and other real estate owned assets of $25 million at September 30, 2017, which are recorded in the Consumer Banking segment (refer to Note 3-Loans) and are serviced by Financial Freedom. On October 6, 2017, CIT entered into a definitive agreement to sell the Financial Freedom business and the reverse mortgage loan portfolio serviced by Financial Freedom. The Financial Freedom Transaction is expected to close in the second quarter of 2018 and is subject to certain regulatory and investor approvals and other customary closing conditions. See Note 17 - Subsequent Events.

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

During the nine months ended September 30, 2017, the Company and the FDIC resolved the selling and servicing-related obligations for certain reverse mortgage loans with Fannie Mae. In connection with the settlement, the Company released the FDIC from its indemnification obligation to CIT with respect to the Fannie Mae serviced loans, which reduced the indemnification receivable by $77 million. As of September 30, 2017, the indemnification receivable from the FDIC was $29 million for covered servicing-related obligations related to reverse mortgage loans pursuant to the loss share agreement between CIT Bank and the FDIC related to the acquisition by OneWest Bank from the FDIC of certain assets of IndyMac Federal Bank FSB ("IndyMac") (the "IndyMac Transaction"). See the Company's Report on Form 10-K for the year ended December 31, 2016, Note 5 - Indemnification Assets, for further information.

During the nine months ended September 30, 2017, income from Financial Freedom was driven by a net release of the curtailment reserve of $111 million, partially offset by an increase of $40 million in other servicing-related reserves. In addition, during the nine months ended September 30, 2017, the Company entered into a settlement of approximately $89 million with the HUD OIG and Department of Justice to resolve servicing related claims, which was within the Company’s existing reserves.  Further, the Company recognized a write-down of its servicing operations of $54 million, of which $50 million related to impairment of its mortgage servicing rights, included in Other liabilities below.

Condensed Balance Sheet — Financial Freedom (dollars in millions)

	September 30, 2017	December 31, 2016
Total cash and deposits, all of which is restricted	$6.5	$5.8
Net Loans(1)	299.2	374.0
Other assets(2)	41.0	68.3
Assets of discontinued operations	$346.7	$448.1
Secured borrowings(1)	$293.6	$366.4
Other liabilities(3)	260.8	569.4
Liabilities of discontinued operations	$554.4	$935.8

(1)
Net loans include $292.7 million and $365.5 million of securitized balances at September 30, 2017 and December 31, 2016, respectively, and $6.5 million and $8.5 million of additional draws awaiting securitization respectively. Secured borrowings relate to those receivables.

(2)	Amount includes servicing advances, servicer receivables and property and equipment, net of accumulated depreciation.

(3)
Other liabilities include $165.2 million and $518.2 million of contingent liabilities, $79.5 million and $28.8 million of reverse mortgage servicing liabilities and $16.1 million and $22.3 million of other accrued liabilities at September 30, 2017 and December 31, 2016, respectively.

Item 1.  Consolidated Financial Statements 15

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The results from discontinued operations for the quarters and nine months ended September 30, 2017 and 2016 are presented below.

Condensed Statement of Income — Financial Freedom (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income(1)	$2.5	$2.8	$8.0	$8.8
Interest expense(1)	(2.3)	(2.5)	(7.2)	(8.2)
Other income (losses)(2)	5.7	(10.2)	(29.8)	7.3
Operating expenses(3)	(13.1)	(38.5)	23.8	(299.1)
Loss from discontinued operations before benefit for income taxes	(7.2)	(48.4)	(5.2)	(291.2)
Benefit for income taxes(4)	2.8	18.5	2.0	90.1
Loss from discontinued operation, net of taxes	$(4.4)	$(29.9)	$(3.2)	$(201.1)

(1)	Includes amortization for the premium associated with the HECM loans and related secured borrowings.

(2)
For the nine months ended September 30, 2017, other income included an impairment charge of approximately $50 million on the mortgage servicing rights. For the quarter and nine months ended September 30, 2016, other income included an impairment charge of approximately $19 million on the mortgage servicing rights.

(3)
For the quarter and nine months ended September 30, 2017, operating expense is comprised of approximately $5 million and $14 million in salaries and benefits, $1 million and $9 million in professional and legal services, and $5 million and $9 million for other expenses such as data processing, premises and equipment, and miscellaneous charges. For the nine months ended September 30, 2017, operating expenses included a net release of the curtailment reserve of $111 million, partially offset by an increase of $40 million in other servicing-related reserves. For the quarter and nine months ended September 30, 2016, operating expense is comprised of approximately $5 million and $11 million in salaries and benefits, $7 million and $16 million in professional services and $3 million and $11 million for other expenses such as data processing, premises and equipment, legal settlement, and miscellaneous charges. In addition, in the nine months ended September 30, 2016, operating expenses included a net increase to the servicing-related reserve of approximately $230 million.

(4)
For the quarter and nine months ended September 30, 2017, the Company's tax rate for discontinued operations was 39% and 38%, respectively. For the quarter and nine months ended September 30, 2016, the Company’s tax rate for discontinued operations was 38% and 31% respectively.

Condensed Statement of Cash Flows — Financial Freedom Discontinued Operations (dollars in millions)

	Nine Months Ended September 30,
	2017	2016
Net cash flows used for operations	$(33.8)	$(32.0)
Net cash flows provided by investing activities	84.3	69.8

CIT's Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 included $102 million of activity within the decrease in other liabilities related to the Company's net release of servicing-related reserves partially offset by the impairment charge to the servicing liability, and $77 million of activity within the decrease in other assets related to the Company's release of the FDIC from its indemnification obligation to CIT with respect to the Fannie Mae serviced loans. For the nine months ended September 30, 2016, there was $230 million of activity within the increase in other liabilities related to the Company’s net increase in servicing-related reserves.

Combined Results for Discontinued Operations

The following tables reflect the combined results of the discontinued operations. Details of the balances are discussed in prior tables.

Condensed Combined Balance Sheet Discontinued Operations (dollars in millions)

	September 30, 2017	December 31, 2016
Total cash and deposits	$6.5	$764.8
Net Loans	498.1	1,421.7
Operating lease equipment, net	19.6	9,677.6
Goodwill	—	126.8
Other assets	37.8	1,229.8
Assets of discontinued operations	$562.0	$13,220.7
Secured borrowings	$293.6	$1,571.0
Other liabilities	270.1	2,166.7
Liabilities of discontinued operations	$563.7	$3,737.7

16 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Condensed Combined Statement of Income Discontinued Operations (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income	$5.5	$20.5	$34.8	$58.3
Interest expense	(3.5)	(93.7)	(105.7)	(281.7)
Provision for credit losses	—	(1.0)	—	(15.7)
Rental income on operating leases	2.0	309.3	310.7	928.8
Other income (losses)	5.7	(14.0)	(16.4)	24.0
Depreciation on operating lease equipment	—	(112.3)	—	(339.4)
Maintenance and other operating lease expenses	—	(3.8)	(4.2)	(25.4)
Operating expenses	(14.1)	(66.1)	(15.8)	(373.6)
Loss on debt extinguishment	—	—	(39.0)	(1.6)
Income (loss) from discontinued operations before benefit (provision) for income taxes	(4.4)	38.9	164.4	(26.3)
Benefit (provision) for income taxes	2.5	(1.6)	(69.0)	77.6
Gain (loss) on sale of discontinued operations, net of taxes	(1.3)	—	118.6	—
Income (loss) from discontinued operations, net of taxes	$(3.2)	$37.3	$214.0	$51.3

Condensed Combined Statement of Cash Flows Discontinued Operations (dollars in millions)

	Nine Months Ended September 30,
	2017	2016
Net cash flows (used for) provided by operations	$(1.1)	$694.9
Net cash flows provided by (used in) investing activities	10,867.5	(393.0)

NOTE 3 — LOANS

Loans, excluding those reflected as discontinued operations, consist of the following:

Loans by Product (dollars in millions)

	September 30, 2017	December 31, 2016
Commercial loans	$20,346.6	$20,117.8
Direct financing leases and leveraged leases	2,746.0	2,852.9
Total commercial	23,092.6	22,970.7
Consumer loans	5,412.7	6,565.2
Total loans	28,505.3	29,535.9
Loans held for sale(1)	1,056.6	635.8
Loans and held for sale loans(1)	$29,561.9	$30,171.7

(1)
Loans held for sale includes loans primarily related to portfolios in Commercial Banking, Consumer Banking and the China portfolio in NSP. As discussed in subsequent tables, since the Company manages the credit risk and collections of loans held for sale consistently with its loans held for investment, the aggregate amount is presented in this table.

The following table presents loans, excluding loans held for sale, by segment, based on obligor location:

Loans (dollars in millions)

	September 30, 2017			December 31, 2016
	Domestic	Foreign	Total	Domestic	Foreign	Total
Commercial Banking	$20,778.5	$1,914.1	$22,692.6	$20,440.7	$2,121.6	$22,562.3
Consumer Banking(1)	5,812.7	—	5,812.7	6,973.6	—	6,973.6
Total	$26,591.2	$1,914.1	$28,505.3	$27,414.3	$2,121.6	$29,535.9

(1)
The Consumer Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration (SBA) loans. These loans are excluded from the Consumer loan balance and included in the Commercial loan balances in the tables throughout this note.

Item 1.  Consolidated Financial Statements 17

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents selected components of the net investment in loans:

Components of Net Investment in Loans (dollars in millions)

	September 30, 2017	December 31, 2016
Unearned income	$(792.9)	$(727.1)
Unamortized premiums / (discounts)	(4.1)	(31.0)
Accretable yield on Purchased Credit-Impaired (“PCI”) loans	(1,116.9)	(1,261.4)
Net unamortized deferred costs and (fees)(1)	64.6	55.8

(1)	Balance relates to the Commercial Banking segment.

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

Commercial Loans and Held for Sale Loans — Risk Rating by Class / Segment (dollars in millions)

Grade:	Pass	Special Mention	Classified- accruing	Classified- non-accrual	PCI Loans	Total
September 30, 2017
Commercial Banking
Commercial Finance	$7,696.3	$494.7	$1,000.5	$192.5	$12.4	$9,396.4
Real Estate Finance	5,205.0	137.0	165.8	2.8	53.4	5,564.0
Business Capital	7,129.3	305.0	251.1	45.2	—	7,730.6
Rail	101.0	1.5	2.0	—	—	104.5
Total Commercial Banking	20,131.6	938.2	1,419.4	240.5	65.8	22,795.5
Consumer Banking
Other Consumer Banking	373.4	4.6	19.7	—	2.3	400.0
Total Consumer Banking	373.4	4.6	19.7	—	2.3	400.0
Non- Strategic Portfolios	55.1	16.6	11.3	4.8	—	87.8
Total	$20,560.1	$959.4	$1,450.4	$245.3	$68.1	$23,283.3
December 31, 2016
Commercial Banking
Commercial Finance	$8,184.7	$677.6	$1,181.7	$188.8	$42.7	$10,275.5
Real Estate Finance	5,191.4	168.7	115.6	20.4	70.5	5,566.6
Business Capital	6,238.7	422.0	271.7	41.7	—	6,974.1
Rail	88.7	14.1	0.9	—	—	103.7
Total Commercial Banking	19,703.5	1,282.4	1,569.9	250.9	113.2	22,919.9
Consumer Banking
Other Consumer Banking	374.9	8.3	22.4	—	2.8	408.4
Total Consumer Banking	374.9	8.3	22.4	—	2.8	408.4
Non- Strategic Portfolios	143.7	36.9	19.1	10.3	—	210.0
Total	$20,222.1	$1,327.6	$1,611.4	$261.2	$116.0	$23,538.3

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

The following table provides LTV distribution of the consumer portfolio. The amounts represent the carrying value, which differ from unpaid principal balances, and include the premiums or discounts and the accretable yield and non-accretable difference for PCI loans recorded in purchase accounting. Included in the consumer loans are “covered loans” for which the Company can be reimbursed for a substantial portion of future losses under the terms of loss sharing agreements with the FDIC if losses occur within the indemnification period. As of September 30, 2017 and December 31, 2016, the carrying value of the indemnification asset for covered single family residential and reverse mortgage loans totaled $143 million and $233 million, respectively, under the IndyMac Transaction. No indemnification asset was recognized in connection with the First Federal or La Jolla Transactions. The indemnification asset is measured on the same basis of accounting as the covered loans (e.g., as PCI loans under the effective yield method). Covered loans are further discussed in our Form 10-K for the year ended December 31, 2016, Note 5 — Indemnification Assets.

Covered loans are limited to the Consumer Banking, Legacy Consumer Mortgages ("LCM") division.

Included in the consumer loan balances as of September 30, 2017 and December 31, 2016, were loans with terms that permitted negative amortization with an unpaid principal balance of $529 million and $761 million, respectively.

The table below summarizes the Consumer loan LTV distribution and the covered loan balances as of September 30, 2017 and December 31, 2016.

Consumer Loan LTV Distribution (dollars in millions)

	Single Family Residential					Reverse Mortgage(2)
	Covered Loans		Non-covered Loans		Total Single Family Residential	Covered Loans Non-PCI	Non-covered Loans		Total Reverse Mortgages	Total Consumer Loans
LTV Range	Non-PCI	PCI	Non-PCI	PCI			Non-PCI	PCI
September 30, 2017
Greater than 125%	$2.7	$186.7	$8.3	$—	$197.7	$—	$—	$—	$—	$197.7
101% – 125%	6.6	323.0	6.3	—	335.9	—	—	—	—	335.9
80% – 100%	104.8	585.0	60.2	—	750.0	—	—	—	—	750.0
Less than 80%	1,374.7	876.1	1,870.0	7.5	4,128.3	—	—	—	—	4,128.3
Not Applicable(1)	—	—	0.8	—	0.8	—	—	—	—	0.8
Total	$1,488.8	$1,970.8	$1,945.6	$7.5	$5,412.7	$—	$—	$—	$—	$5,412.7
December 31, 2016
Greater than 125%	$2.2	$261.4	$12.3	$—	$275.9	$0.6	$8.8	$33.8	$43.2	$319.1
101% – 125%	4.7	443.7	13.6	—	462.0	1.2	12.7	7.9	21.8	483.8
80% – 100%	226.6	588.1	40.5	—	855.2	24.0	42.3	7.5	73.8	929.0
Less than 80%	1,515.6	872.4	1,713.1	9.2	4,110.3	405.4	304.9	9.8	720.1	4,830.4
Not Applicable(1)	—	—	2.9	—	2.9	—	—	—	—	2.9
Total	$1,749.1	$2,165.6	$1,782.4	$9.2	$5,706.3	$431.2	$368.7	$59.0	$858.9	$6,565.2

(1)	Certain Consumer Loans do not have LTV’s, including the Credit Card portfolio.

(2)	The reverse mortgage loans transferred to AHFS are excluded in the table and have a total carrying value of $862.1 million, of which $412.4 million are covered.

Item 1.  Consolidated Financial Statements 19

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Past Due Finance and Held for Sale Loans (dollars in millions)

	Past Due
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due	Current(1)	PCI Loans(2)	Total
September 30, 2017
Commercial Banking
Commercial Finance	$—	$9.4	$62.5	$71.9	$9,312.1	$12.4	$9,396.4
Real Estate Finance	0.2	—	2.6	2.8	5,507.8	53.4	5,564.0
Business Capital	126.0	32.4	21.6	180.0	7,550.6	—	7,730.6
Rail	0.7	0.3	1.0	2.0	102.5	—	104.5
Total Commercial Banking	126.9	42.1	87.7	256.7	22,473.0	65.8	22,795.5
Consumer Banking
Legacy Consumer Mortgages	30.2	5.1	31.5	66.8	2,320.1	1,978.3	4,365.2
Other Consumer Banking	3.3	—	0.4	3.7	2,307.4	2.3	2,313.4
Total Consumer Banking	33.5	5.1	31.9	70.5	4,627.5	1,980.6	6,678.6
Non-Strategic Portfolios	—	—	3.7	3.7	84.1	—	87.8
Total	$160.4	$47.2	$123.3	$330.9	$27,184.6	$2,046.4	$29,561.9
December 31, 2016
Commercial Banking
Commercial Finance	$21.4	$—	$17.6	$39.0	$10,193.8	$42.7	$10,275.5
Real Estate Finance	0.1	—	—	0.1	5,496.0	70.5	5,566.6
Business Capital	143.6	42.4	16.3	202.3	6,771.8	—	6,974.1
Rail	5.9	0.6	2.3	8.8	94.9	—	103.7
Total Commercial Banking	171.0	43.0	36.2	250.2	22,556.5	113.2	22,919.9
Consumer Banking
Legacy Consumer Mortgages	22.6	6.1	36.6	65.3	2,563.6	2,233.8	4,862.7
Other Consumer Banking	7.4	4.9	0.6	12.9	2,163.4	2.8	2,179.1
Total Consumer Banking	30.0	11.0	37.2	78.2	4,727.0	2,236.6	7,041.8
Non-Strategic Portfolios	3.0	1.1	7.0	11.1	198.9	—	210.0
Total	$204.0	$55.1	$80.4	$339.5	$27,482.4	$2,349.8	$30,171.7

(1)	Due to their nature, reverse mortgage loans are included in Current, as they do not have contractual payments due at a specified time.

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

Loans on Non-Accrual Status (dollars in millions)(1)

	September 30, 2017			December 31, 2016
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial Banking
Commercial Finance	$185.3	$7.2	$192.5	$156.7	$32.1	$188.8
Real Estate Finance	2.8	—	2.8	20.4	—	20.4
Business Capital	45.2	—	45.2	41.7	—	41.7
Total Commercial Banking	233.3	7.2	240.5	218.8	32.1	250.9
Consumer Banking
Legacy Consumer Mortgages	18.9	—	18.9	17.3	—	17.3
Other Consumer Banking	0.4	—	0.4	0.1	—	0.1
Total Consumer Banking	19.3	—	19.3	17.4	—	17.4
Non-Strategic Portfolios	—	4.8	4.8	—	10.3	10.3
Total	$252.6	$12.0	$264.6	$236.2	$42.4	$278.6
Repossessed assets and OREO			64.2			72.7
Total non-performing assets			$328.8			$351.3
Commercial loans past due 90 days or more accruing			$17.3			$7.2
Consumer loans past due 90 days or more accruing			18.1			24.8
Total Accruing loans past due 90 days or more			$35.4			$32.0

(1)
Factored receivables within our Business Capital division do not accrue interest and therefore are not considered within non-accrual loan balances; however factored receivables are considered for credit provisioning purposes.

Payments received on non-accrual financing receivables are generally applied first against outstanding principal, though in certain instances where the remaining recorded investment is deemed fully collectible, interest income is recognized on a cash basis. Reverse mortgages are not included in the non-accrual balances.

The table below summarizes the residential mortgage loans in the process of foreclosure and OREO:

Loans in Process of Foreclosure (dollars in millions) (1)

	September 30, 2017	December 31, 2016
PCI	$137.3	$201.7
Non-PCI	144.9	106.3
Loans in process of foreclosure	$282.2	$308.0
OREO	$61.7	$69.9

(1)	As of September 30, 2017, the table included $127.5 million of reverse mortgage loans in the process of foreclosure that were transferred from AHFI to AHFS and $25.2 million of reverse mortgage OREO.

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

Item 1.  Consolidated Financial Statements 21

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Impaired Loans (dollars in millions)

				Average Recorded Investment(3)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Quarter Ended September 30, 2017	Quarter Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
September 30, 2017
With no related allowance recorded:
Commercial Banking
Commercial Finance	$58.4	$70.3	$—	$64.5	$33.9	$61.9	$23.4
Business Capital	3.3	4.0	—	3.4	5.5	4.2	6.2
Real Estate Finance	—	—	—	0.3	0.8	0.5	1.5
With an allowance recorded:
Commercial Banking
Commercial Finance	174.2	176.9	32.9	154.8	138.2	146.8	129.4
Business Capital	7.5	7.5	2.3	13.1	5.9	15.1	8.6
Real Estate Finance	2.8	2.8	0.4	2.8	3.1	6.3	2.4
Total Impaired Loans(1)	246.2	261.5	35.6	238.9	187.4	234.8	171.5
Total Loans Impaired at Acquisition Date(2)	2,046.4	3,004.3	20.8	2,125.5	2,449.2	2,220.7	2,536.5
Total	$2,292.6	$3,265.8	$56.4	$2,364.4	$2,636.6	$2,455.5	$2,708.0

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment (3)
December 31, 2016
With no related allowance recorded:
Commercial Banking
Commercial Finance	$54.3	$72.2	$—	$29.5
Business Capital	0.5	1.8	—	5.1
Real Estate Finance	0.7	0.7	—	1.3
With an allowance recorded:
Commercial Banking
Commercial Finance	143.0	146.2	25.5	132.1
Business Capital	6.6	6.6	4.2	8.2
Real Estate Finance	16.7	16.8	4.0	5.2
Total Impaired Loans(1)	221.8	244.3	33.7	181.4
Total Loans Impaired at Acquisition Date(2)	2,349.8	3,440.7	13.6	2,504.4
Total	$2,571.6	$3,685.0	$47.3	$2,685.8

(1)
Interest income recorded for the three and nine months ended September 30, 2017 while the loans were impaired was $1.7 million of which none was recognized using the cash-basis method of accounting. Interest income recorded for the year ended December 31, 2016 while the loans were impaired was $1.6 million, of which $0.6 million was interest recognized using the cash-basis method of accounting.

(2)	Details of finance loans that were identified as impaired at the Acquisition Date are presented under Loans Acquired with Deteriorated Credit Quality.

(3)	Average recorded investment for the quarters and nine months ended September 30, 2017, September 30, 2016 and year ended December 31, 2016.

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

22 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Purchased Credit Impaired Loans (dollars in millions)

September 30, 2017	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses
Commercial Banking
Commercial Finance	$33.8	$12.4	$2.4
Real Estate Finance	72.9	53.4	6.9
Consumer Banking
Other Consumer Banking	3.0	2.3	—
Legacy Consumer Mortgages	2,894.6	1,978.3	11.5
	$3,004.3	$2,046.4	$20.8
December 31, 2016
Commercial Banking
Commercial Finance	$70.0	$42.7	$2.4
Real Estate Finance	108.1	70.5	4.9
Consumer Banking
Other Consumer Banking	3.7	2.8	—
Legacy Consumer Mortgages	3,258.9	2,233.8	6.3
	$3,440.7	$2,349.8	$13.6

The following table summarizes the carrying value of commercial PCI loans within Commercial Banking, which are monitored for credit quality based on internal risk classifications. See previous table Consumer Loan LTV Distributions for credit quality metrics on consumer PCI loans.

	September 30, 2017			December 31, 2016
(dollars in millions)	Non- criticized	Criticized	Total	Non- criticized	Criticized	Total
Commercial Finance	$—	$12.4	$12.4	$5.4	$37.3	$42.7
Real Estate Finance	25.9	27.5	53.4	35.6	34.9	70.5
Total	$25.9	$39.9	$65.8	$41.0	$72.2	$113.2

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

When a loan is transferred to held for sale, PAA accretion on those transferred loans ceases upon transfer.

Item 1.  Consolidated Financial Statements 23

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the accretable yield for PCI loans are summarized below for the quarters ended September 30, 2017 and 2016.

Change in Accretable Yield (dollars in millions)

	September 30, 2017
(dollars in millions)	Quarter Ended	Nine months ended
Balance, beginning of period	$1,176.0	$1,261.4
Accretion into interest income	(50.5)	(156.8)
Reclassification from non-accretable difference	3.6	37.3
Disposals and Other	(12.2)	(25.0)
Balance at September 30, 2017	$1,116.9	$1,116.9

	September 30, 2016
	Quarter Ended	Nine months ended
Balance, beginning of period	$1,277.3	$1,299.1
Accretion into interest income	(51.7)	(155.2)
Reclassification from non-accretable difference	35.8	146.2
Disposals and Other	(5.4)	(34.1)
Balance at September 30, 2016	$1,256.0	$1,256.0

Troubled Debt Restructuring

The Company periodically modifies the terms of loans in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower are accounted for as troubled debt restructurings (TDRs). See the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for discussion of policies on TDRs.

At September 30, 2017, the loans in trial modification period were $4.2 million under the Home Affordable Modification Program ("HAMP") and $8.6 million under proprietary programs. Trial modifications with a recorded investment of $11 million at September 30, 2017 were accruing loans and $1.8 million were non-accruing loans. At December 31, 2016, the loans in trial modification period were $36.4 million under HAMP, $0.1 million under the Second Lien Modification Program ("2MP") and $3.0 million under proprietary programs. Trial modifications with a recorded investment of $38.1 million at December 31, 2016 were accruing loans and $1.4 million were non-accruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.

The recorded investment of TDRs, excluding those classified as PCI and those within a trial modification period discussed in the preceding paragraph, at September 30, 2017 and December 31, 2016 was $149.2 million and $82.3 million, of which 60% and 41%, respectively, were on non-accrual. See the preceding paragraph on discussion related to TDRs in trial modification period. Commercial Banking and Consumer Banking receivables accounted for 90% and 10% of the total TDRs, respectively, at September 30, 2017. Commercial Banking and Consumer Banking receivables accounted for 85.0% and 15.0% of the total TDRs, respectively at December 31, 2016. There were $14.1 million and $5.4 million as of September 30, 2017 and December 31, 2016, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

The recorded investment related to modifications qualifying as TDRs that occurred during the quarters ended September 30, 2017 and 2016 were $39.0 million and $39.4 million, and $129.7 million and $58.1 million for the nine month periods, respectively. The recorded investment as of September 30, 2017 and 2016 of TDRs that experience a payment default (payment default is one missed payment), during the quarters ended September 30, 2017 and 2016, and for which the payment default occurred within one year of the modification totaled $7.5 million and $10.5 million, respectively, and $72.0 million and $12.6 million for the nine month periods, respectively. The defaults that occurred during the current quarter and year to date related to Commercial Banking and Consumer Banking.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on the September 30, 2017 amounts, the overall nature and impact of modification programs were comparable in the prior year.

24 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

▪
The nature of modifications qualifying as TDR’s based upon recorded investment at September 30, 2017 was comprised of payment deferrals for 41% and covenant relief and/or other for 59%. December 31, 2016 TDR recorded investment was comprised of payment deferrals for 12% and covenant relief and/or other for 88%.

▪
Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods.

▪
Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. Additionally, in some instances, modifications improve the Company’s economic return through increased interest rates and fees, but are reported as TDRs due to assessments regarding the borrowers’ ability to independently obtain similar funding in the market and assessments of the relationship between modified rates and terms and comparable market rates and terms. The weighted average change in interest rates for all TDRs occurring during the quarters ended September 30, 2017 and 2016 was not significant.

▪
Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during quarters ended September 30, 2017 and 2016 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs.

▪
The other elements of the Company’s modification programs that are not TDRs, do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

Reverse Mortgages

At September 30, 2017, reverse mortgages of $862.1 million were classified as assets held-for-sale within continuing operations related to the Financial Freedom Transaction, of which $728.7 million related to the uninsured proprietary reverse mortgage loans and the remaining related to FHA-insured HECM loans. At December 31, 2016, the reverse mortgages had an outstanding balance of $891.8 million, of which $769.6 million related to the uninsured proprietary reverse mortgage loans.

The uninsured proprietary reverse mortgage portfolio consists of approximately 1,500 loans with an average borrowers’ age of 83 years old and an unpaid principal balance of $953.6 million at September 30, 2017. At December 31, 2016, the uninsured proprietary reverse mortgage portfolio consisted of approximately 1,700 loans with an average borrowers’ age of 83 years old and an unpaid principal balance at approximately $1.0 billion. The realizable collateral value (the lower of the collectible principal and interest or the estimated value of the home) exceeds the outstanding book balance at September 30, 2017 and December 31, 2016.

As of September 30, 2017, the Company’s estimated future advances to reverse mortgagors are as follows:

Future Advances (dollars in millions)

Year Ending:
2017	$4.4
2018	11.8
2019	9.8
2020	8.0
2021	6.6
Years 2022 – 2026	18.1
Years 2027 – 2031	5.6
Years 2032 – 2036	1.4
Thereafter	0.3
Total (1),(2)	$66.0

(1)	This table does not take into consideration cash inflows including payments from mortgagors or payoffs based on contractual terms.

(2)
This table includes the reverse mortgages supported by the Company as a result of the IndyMac loss-share agreements with the FDIC. As of September 30, 2017, the Company is responsible for funding up to a remaining $65 million of the total amount.

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

In the quarter ended September 30, 2017, the Company repurchased $33.6 million (unpaid principal balance) of additional HECM loans, all of which were classified as AHFS resulting from the transfer of all reverse mortgage loans to held-for-sale, in connection with the Financial Freedom Transaction. As of September 30, 2017, the Company had an outstanding balance of $133.4 million of HECM loans, with unpaid principal balance of $173.6 million classified as AHFS and accounted for at the lower of cost or fair market value. As of December 31, 2016, the Company had an outstanding balance of $122.2 million of HECM loans, of which $32.8 million (unpaid principal balance) were classified as AHFS with a remaining purchase discount of $0.1 million, $68.1 million were classified as HFI accounted for as PCI loans with an associated remaining purchase discount of $9.1 million. Serviced loans also included $30.4 million that were classified as HFI, accounted for under the effective yield method and have no remaining purchase discount.

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

Allowance for Loan Losses and Recorded Investment in Loans (dollars in millions)

	Commercial Banking	Consumer Banking	Total
Quarter Ended September 30, 2017
Balance - June 30, 2017	$397.7	$28.3	$426.0
Provision for credit losses	11.1	19.0	30.1
Other(1)	4.8	0.3	5.1
Gross charge-offs(2)	(27.7)	(20.5)	(48.2)
Recoveries	6.0	0.5	6.5
Balance - September 30, 2017	$391.9	$27.6	$419.5
Nine Months Ended September 30, 2017
Balance - December 31, 2016	$408.4	$24.2	$432.6
Provision for credit losses	60.1	24.1	84.2
Other(1)	(0.5)	0.1	(0.4)
Gross charge-offs(2)	(92.4)	(22.0)	(114.4)
Recoveries	16.3	1.2	17.5
Balance - September 30, 2017	$391.9	$27.6	$419.5
Allowance balance at September 30, 2017
Loans individually evaluated for impairment	$35.6	$—	$35.6
Loans collectively evaluated for impairment	347.0	16.1	363.1
Loans acquired with deteriorated credit quality(3)	9.3	11.5	20.8
Allowance for loan losses	$391.9	$27.6	$419.5
Other reserves(1)	$44.2	$—	$44.2
Loans at September 30, 2017
Loans individually evaluated for impairment	$246.2	$—	$246.2
Loans collectively evaluated for impairment	22,380.6	3,832.1	26,212.7
Loans acquired with deteriorated credit quality(3)	65.8	1,980.6	2,046.4
Ending balance	$22,692.6	$5,812.7	$28,505.3
Percent of loans to total loans	79.6%	20.4%	100%

26 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Allowance for Loan Losses and Recorded Investment in Loans (continued) (dollars in millions)
	Commercial Banking	Consumer Banking	Total
Quarter Ended September 30, 2016
Balance - June 30, 2016	$376.9	$16.2	$393.1
Provision for credit losses	43.6	1.5	45.1
Other(1)	(1.8)	(0.1)	(1.9)
Gross charge-offs(2)	(27.7)	(0.7)	(28.4)
Recoveries	6.2	0.9	7.1
Balance - September 30, 2016	$397.2	$17.8	$415.0
Nine Months Ended September 30, 2016
Balance - December 31, 2015	$336.7	$10.3	$347.0
Provision for credit losses	152.2	5.7	157.9
Other(1)	(3.4)	1.1	(2.3)
Gross charge-offs(2)	(101.8)	(1.9)	(103.7)
Recoveries	13.5	2.6	16.1
Balance - September 30, 2016	$397.2	$17.8	$415.0
Allowance balance at September 30, 2016
Loans individually evaluated for impairment	$33.8	$—	$33.8
Loans collectively evaluated for impairment	357.7	16.3	374.0
Loans acquired with deteriorated credit quality(3)	5.7	1.5	7.2
Allowance for loan losses	$397.2	$17.8	$415.0
Other reserves(1)	$47.4	$0.2	$47.6
Loans at September 30, 2016
Loans individually evaluated for impairment	$217.6	$—	$217.6
Loans collectively evaluated for impairment	22,442.2	4,816.8	27,259.0
Loans acquired with deteriorated credit quality(3)	121.1	2,299.3	2,420.4
Ending balance	$22,780.9	$7,116.1	$29,897.0
Percentage of loans to total loans	76.2%	23.8%	100%

(1)
“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other liabilities. “Other” also includes changes relating to loans that were charged off and reimbursed by the FDIC under the indemnification provided by the FDIC, sales and foreign currency translations.

(2)
Gross charge-offs of amounts specifically reserved in prior periods that were charged directly to the Allowance for loan losses included $7.7 million and $39.3 million for the quarter and nine months ended September 30, 2017, respectively, and $4.0 million and $27.0 million for the quarter and nine months ended September 30, 2016, respectively. The charge-offs related to Commercial Banking for all periods. Gross charge-offs in Consumer Banking for the quarter and nine month ended September 30, 2017 included $19.7 million related to reverse mortgage loans transferred from AHFI to AHFS.

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

Investment Securities (dollars in millions)

	September 30, 2017	December 31, 2016
Available-for-sale securities
Debt securities	$4,973.6	$3,674.1
Equity securities	34.7	34.1
Held-to-maturity securities
Debt securities(1)	211.3	243.0
Securities carried at fair value with changes recorded in net income
Debt securities	247.7	283.5
Non-marketable investments(2)	277.5	256.4
Total investment securities	$5,744.8	$4,491.1

(1)	Recorded at amortized cost.

(2)
Non-marketable investments include restricted stock of the FRB and FHLB carried at cost of $245.7 million at September 30, 2017 and $239.7 million at December 31, 2016. The remaining non-marketable investments include ownership interests greater than 3% in limited partnership investments that are accounted for under the equity method, other investments carried at cost, which include qualified Community Reinvestment Act (CRA) investments, equity fund holdings and shares issued by customers during loan work out situations or as part of an original loan investment, totaling $31.8 million and $16.7 million at September 30, 2017 and December 31, 2016, respectively.

Realized investment gains totaled $4.9 million and $5.1 million for the quarters ended September 30, 2017 and 2016, and $7.3 million and $6.6 million for the nine months ended September 30, 2017 and 2016, respectively, and exclude losses from OTTI.

In addition, the Company had $2.7 billion and $5.6 billion of interest bearing deposits at banks at September 30, 2017 and December 31, 2016, respectively, which are cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income — investments	$35.5	$19.8	$93.8	$58.7
Interest income — interest bearing deposits	12.5	8.9	48.9	25.6
Dividends — investments	2.5	3.2	8.3	9.6
Total interest and dividends	$50.5	$31.9	$151.0	$93.9

28 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents amortized cost and fair value of securities available for sale (“AFS”) and securities held-to-maturity ("HTM").

Amortized Cost and Fair Value (dollars in millions)

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities AFS
Mortgage-backed Securities
U.S. government agency securities	$3,499.9	$4.2	$(33.2)	$3,470.9
Non-agency securities	381.5	30.7	(1.2)	411.0
U.S. government agency obligations	574.9	—	(4.4)	570.5
U.S. Treasury Securities	421.5	0.1	(0.2)	421.4
Supranational securities	99.8	—	—	99.8
Total debt securities AFS	4,977.6	35.0	(39.0)	4,973.6
Equity securities AFS	35.6	—	(0.9)	34.7
Total securities AFS	5,013.2	35.0	(39.9)	5,008.3
Debt securities HTM
Mortgage-backed securities
U.S. government agency securities	89.2	0.4	(2.4)	87.2
State and municipal	16.3	—	(0.3)	16.0
Corporate — foreign	105.8	7.1	—	112.9
Total debt securities HTM	211.3	7.5	(2.7)	216.1
Total	$5,224.5	$42.5	$(42.6)	$5,224.4

December 31, 2016
Debt Securities AFS
Mortgage-backed Securities
U.S. government agency securities	$2,073.6	$1.6	$(32.3)	$2,042.9
Non-agency securities	471.7	15.6	(1.8)	485.5
U.S. government agency obligations	649.9	—	(3.9)	646.0
U.S. Treasury Securities	299.9	—	(0.4)	299.5
Supranational securities	200.2	—	—	200.2
Total debt securities AFS	3,695.3	17.2	(38.4)	3,674.1
Equity securities AFS	35.0	—	(0.9)	34.1
Total securities AFS	3,730.3	17.2	(39.3)	3,708.2
Debt securities HTM
Mortgage-backed securities
U.S. government agency securities	110.0	0.7	(3.3)	107.4
State and municipal	27.7	—	(0.5)	27.2
Foreign government	2.4	—	—	2.4
Corporate — foreign	102.9	6.2	—	109.1
Total debt securities HTM	243.0	6.9	(3.8)	246.1
Total	$3,973.3	$24.1	$(43.1)	$3,954.3

Item 1.  Consolidated Financial Statements 29

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the debt securities AFS and debt securities HTM by contractual maturity dates:

Maturities (dollars in millions)

	September 30, 2017
	Amortized Cost	Fair Value	Weighted Average Yield
Debt securities AFS
Mortgage-backed securities — U.S. government agency securities
After 5 but within 10 years	$94.7	$93.9	1.79%
Due after 10 years	3,405.2	3,377.0	2.37%
Total	3,499.9	3,470.9	2.35%
Mortgage-backed securities — non-agency securities
After 5 but within 10 years	20.9	20.6	4.94%
Due after 10 years	360.6	390.4	6.00%
Total	381.5	411.0	5.94%
U.S. government agency obligations
After 1 but within 5 years	549.9	545.5	1.22%
After 5 but within 10 years	25.0	25.0	2.14%
Total	574.9	570.5	1.26%
U.S. Treasury Securities
Due within 1 year	398.6	398.6	1.06%
After 1 but within 5 years	22.9	22.8	1.01%
Total	421.5	421.4	1.06%
Supranational securities
Due within 1 year	99.8	99.8	1.07%
Total	99.8	99.8	1.07%
Total debt securities AFS	$4,977.6	$4,973.6	2.37%
Debt securities HTM
Mortgage-backed securities — U.S. government agency securities
Due after 10 years	$89.2	$87.2	2.42%
Total	89.2	87.2	2.42%
State and municipal
Due within 1 year	0.1	0.1	2.36%
After 1 but within 5 years	0.1	0.1	2.56%
After 5 but within 10 years	0.3	0.3	2.70%
Due after 10 years	15.8	15.5	2.35%
Total	16.3	16.0	2.36%
Corporate — Foreign securities
After 1 but within 5 years	105.8	112.9	4.23%
Total	105.8	112.9	4.23%
Total debt securities HTM	$211.3	$216.1	3.32%

30 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the gross unrealized losses and estimated fair value of AFS securities and HTM securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position.

Gross Unrealized Loss (dollars in millions)

	September 30, 2017
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Securities AFS
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$2,524.5	$(32.1)	$31.6	$(1.1)
Non-agency securities	17.6	(0.7)	0.5	(0.5)
U.S. government agency obligations	397.3	(2.6)	148.2	(1.8)
U.S. Treasury Securities	121.8	(0.2)	—	—
Total debt securities AFS	3,061.2	(35.6)	180.3	(3.4)
Equity securities AFS	14.4	(0.4)	20.1	(0.5)
Total securities available-for-sale	3,075.6	(36.0)	200.4	(3.9)

Debt Securities HTM
Mortgage-backed securities
U.S. government agency securities	47.6	(1.0)	29.5	(1.4)
State and municipal	0.8	—	12.9	(0.3)
Total debt securities held-to-maturity	48.4	(1.0)	42.4	(1.7)
Total	$3,124.0	$(37.0)	$242.8	$(5.6)

	December 31, 2016
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$1,589.6	$(31.8)	$13.8	$(0.5)
Non-agency securities	56.5	(1.4)	15.8	(0.4)
U.S. government agency obligations	546.1	(3.9)	—	—
U.S. Treasury Securities	299.5	(0.4)	—	—
Total debt securities AFS	2,491.7	(37.5)	29.6	(0.9)
Equity securities AFS	34.1	(0.9)	—	—
Total securities available-for-sale	2,525.8	(38.4)	29.6	(0.9)
Debt securities HTM
Mortgage-backed securities
U.S. government agency securities	68.2	(1.7)	26.7	(1.6)
State and municipal	3.8	(0.1)	22.4	(0.4)
Total securities held-to-maturity	72.0	(1.8)	49.1	(2.0)
Total	$2,597.8	$(40.2)	$78.7	$(2.9)

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

Item 1.  Consolidated Financial Statements 31

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Changes in the accretable yield for PCI securities are summarized below for the quarters and nine months ended September 30, 2017 and September 30, 2016:

Changes in Accretable Yield (dollars in millions)

	Quarter Ended September 30, 2017	Nine Months Ended September 30, 2017
Balance, beginning of period	$152.0	$165.0
Accretion into interest income	(6.2)	(19.1)
Reclassifications from non-accretable difference due to improving cash flows	—	0.5
Reclassifications to non-accretable difference due to decreasing cash flows	(0.2)	(0.9)
Disposals and other	(9.8)	(9.7)
Balance at September 30, 2017	$135.8	$135.8

	Quarter Ended September 30, 2016	Nine Months Ended September 30, 2016
Balance, beginning of period	$179.2	$189.0
Accretion into interest income	(7.1)	(22.3)
Reclassifications from non-accretable difference	0.6	6.0
Balance at September 30, 2016	$172.7	$172.7

The estimated fair value of PCI securities was $404.8 million and $478.9 million with a par value of $508.6 million and $615.2 million as of September 30, 2017, and December 31, 2016, respectively.

Securities Carried at Fair Value with Changes Recorded in Net Income (dollars in millions)

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mortgage-backed Securities — Non-agency	$228.6	$19.1	$—	$247.7
Total securities held at fair value with changes recorded in net income	$228.6	$19.1	$—	$247.7
December 31, 2016
Mortgage-backed Securities — Non-agency	$277.5	$6.7	$(0.7)	$283.5
Total securities held at fair value with changes recorded in net income	$277.5	$6.7	$(0.7)	$283.5

Securities Carried at Fair Value with Changes Recorded in Net Income — Amortized Cost and Fair Value Maturities (dollars in millions)

	September 30, 2017
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — non-agency securities
After 1 but within 5 years	$0.3	$0.3	41.82%
Due after 10 years	228.3	247.4	4.89%
Total	$228.6	$247.7	4.94%

Other Than Temporary Impairment (“OTTI”)

The Company conducted and documented its periodic review of all securities with unrealized losses, which it performs to evaluate whether the impairment is other than temporary.

For PCI securities, management determined certain PCI securities with unrealized losses were deemed credit-related and recognized OTTI credit-related losses. There was $0.2 million OTTI credit-related losses recognized for the quarter ended September 30, 2017 and $0.1 million was recognized as permanent write-downs for the quarter ended September 30, 2016, and $0.4 million and $2.2 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

32 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The Company reviewed debt securities classified as AFS and HTM with unrealized losses and determined that the unrealized losses were not OTTI. The unrealized losses were not credit-related and the Company does not have an intent to sell and believes it is not more-likely-than-not that the Company will have to sell prior to the recovery of the amortized cost basis.

The Company reviewed equity securities classified as AFS with unrealized losses and determined that the unrealized losses were not OTTI. The unrealized losses were not credit-related.

There were immaterial unrealized losses on non-marketable investments.

NOTE 6 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	September 30, 2017			December 31, 2016
	CIT Group Inc.	Subsidiaries	Total	Total
Senior Unsecured	$3,748.0	$—	$3,748.0	$10,599.0
Secured borrowings:
Structured financings	—	1,637.7	1,637.7	1,925.7
FHLB advances	—	3,145.5	3,145.5	2,410.8
Total Borrowings	$3,748.0	$4,783.2	$8,531.2	$14,935.5

Unsecured Borrowings

Revolving Credit Facility

The Revolving Credit Facility has a total commitment amount of $750 million and the maturity date of the commitment is January 25, 2019. The applicable margin charged under the facility is 2.00% for LIBOR Rate loans and 1.00% for Base Rate loans.

The Revolving Credit Facility was amended in February 2017 to lower the total commitments from $1.5 billion to $1.4 billion and to further extend the final maturity date of the lenders’ commitments. On April 4, 2017, upon consummation of the Commercial Air Sale, the total commitment amount under the Revolving Credit Facility was reduced from $1.4 billion to $750 million and the covenant requiring that the Company maintain a minimum $6 billion consolidated net worth was replaced by a covenant requiring that the Company maintain a minimum Tier 1 capital ratio of 9.0%. Also upon the consummation of the Commercial Air Sale, one of the nine domestic operating subsidiaries of the Company was discharged and released as a guarantor under the Revolving Credit Facility. As of September 30, 2017, the Revolving Credit Facility was unsecured and was guaranteed by eight of the Company’s domestic operating subsidiaries. In addition, the applicable required minimum guarantor asset coverage ratio ranged from 1.0:1.0 to 1.5:1.0 and was 1.25:1.0 at this date.

The Revolving Credit Facility may be drawn and prepaid at the option of CIT. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty. There were no outstanding borrowings at September 30, 2017 and December 31, 2016. The amount available to draw upon at September 30, 2017 was approximately $675 million, with the remaining amount of approximately $75 million being utilized for issuance of letters of credit to customers.

Item 1.  Consolidated Financial Statements 33

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Senior Unsecured Notes

The following table presents the principal amounts by maturity date.

Senior Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
February 2019	5.500%	February 2012	$383.0
February 2019	3.875%	February 2014	1,000.0
May 2020	5.375%	May 2012	448.0
August 2022	5.000%	August 2012	1,150.0
August 2023	5.000%	August 2013	750.0
Weighted average rate and total	4.795%		$3,731.0

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

On September 15, 2017, CIT announced an offer to purchase for cash (the "Tender Offer") up to $800 million in aggregate of its outstanding (i) 5.500% Series C Unsecured Notes due February 2019 (the "2019 Notes"), (ii) 5.375% Senior Unsecured Notes due May 2020 (the "2020 Notes") and (iii) 5.000% Senior Unsecured Notes due August 2022 (the "2022 Notes" and, together with the 2019 Notes and the 2020 Notes, the "Notes"). On September 28, 2017, CIT announced that all $800 million of the tender offer had been subscribed as of the early participation deadline for total consideration of $861.2 million, including a premium of $50.6 million and accrued interest of $9.3 million. CIT purchased $398 million of the 5.500% Notes due 2019, $302 million of the 5.375% Notes due 2020 and $100 million of the 5.000% Notes due 2022 that were tendered.

In addition to the premium payments noted above, included in the loss on debt extinguishment of $53.5 million and $218.3 million for the quarter and nine months ended September 30, 2017, respectively, are transaction costs and acceleration of deferred costs.

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

In addition to the above table, there is an unsecured note outstanding with a 6.0% coupon and a carrying value of $39.5 million (par value of $51 million) that matures in 2036.

Secured Borrowings

At September 30, 2017, the Company had pledged assets (including collateral for the FRB discount window) of $13.9 billion, which included $12.4 billion of loans, $1.2 billion of operating lease assets, $0.2 billion of cash and $0.1 billion of investment securities.

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

As of September 30, 2017, the Company had $4.9 billion of financing availability with the FHLB, of which $1.7 billion was unused and available, and $65.9 million was being utilized for issuance of letters of credit related to deposits. FHLB Advances as of September 30, 2017 have a weighted average rate of 1.44%. The following table includes the total outstanding FHLB Advances, and respective pledged assets.

FHLB Advances with Pledged Assets Summary (dollars in millions)

	September 30, 2017		December 31, 2016
	FHLB Advances	Pledged Assets	FHLB Advances	Pledged Assets
Total	$3,145.5	$5,906.5	$2,410.8	$6,389.7

Structured Financings

Set forth in the following table are amounts primarily related to structured financings of and assets owned by consolidated VIEs. Creditors of these VIEs received ownership and/or security interests in the assets. These entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. Structured financings as of September 30, 2017 had a weighted average rate of 3.62%, which ranged from 0.55% to 5.74%.

Structured Financings and Pledged Assets Summary (dollars in millions)

	September 30, 2017		December 31, 2016
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Business Capital	$796.6	$3,139.8	$949.8	$2,608.0
Rail(1) (2)	801.0	1,292.6	860.1	1,327.5
Commercial Finance	—	—	—	0.2
Subtotal — Commercial Banking	1,597.6	4,432.4	1,809.9	3,935.7
Non-Strategic Portfolios	40.1	40.1	115.8	212.6
Total	$1,637.7	$4,472.5	$1,925.7	$4,148.3

(1)
At September 30, 2017, the TRS Transactions related borrowings and pledged assets, respectively, of $501.9 million and $820.1 million were included in Commercial Banking. The TRS Transactions are described in Note 7 — Derivative Financial Instruments.

(2)
At September 30, 2017, secured borrowings and pledged assets, respectively, of $254.7 million and $423.3 million were related to the pending sale of our European Rail business, Nacco, and will be transferred to the buyer upon sale of that business.

Not included in the above table are secured borrowings of discontinued operations of $293.6 million and $1,571.0 million, at September 30, 2017, and December 31, 2016, respectively. See Note 2 — Discontinued Operations.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight, borrowings. The borrowing capacity is determined by the FRB based on the collateral pledged.

There were no outstanding borrowings with the FRB Discount Window as of September 30, 2017 and December 31, 2016.

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

As a result of the OneWest Transaction, the Company has certain contractual obligations related to the HECM loans and the GNMA HMBS securitizations, which are VIEs for which CIT is not the primary beneficiary. The Company, as servicer of these HECM loans, is currently obligated to fund future borrower advances, which include fees paid to taxing authorities for borrowers’ unpaid taxes and insurance, mortgage insurance premiums and payments made to borrowers for line of credit draws on HECM loans. In addition, the Company is required to repurchase the HECM loans once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount or when the property forecloses to OREO, which reduces the secured borrowing balance. Additionally the Company services $143.8 million and $160.2 million of HMBS outstanding principal balance at September 30, 2017 and December 31, 2016, respectively, for transferred loans securitized by IndyMac for which OneWest Bank prior to the acquisition had purchased the mortgage servicing rights (“MSRs”) in connection with the IndyMac Transaction. The carrying value of the MSRs was not significant at September 30, 2017 and December 31, 2016. As the HECM loans are federally insured by the FHA and the secured borrowings guaranteed to the investors by GNMA, the Company does not believe maximum loss exposure as a result of its involvement is material.

The table below presents potential losses that would be incurred under hypothetical circumstances, such that the value of its interests and any associated collateral declines to zero and assuming no recovery or offset from any economic hedges. The Company believes the possibility is remote under this hypothetical scenario; accordingly, this required disclosure is not an indication of expected loss.

Unconsolidated VIEs (dollars in millions)

	Unconsolidated VIEs Carrying Value		Unconsolidated VIEs Carrying Value
	September 30, 2017		December 31, 2016
	Securities	Partnership Investment	Securities	Partnership Investment
Agency securities	$3,560.2	$—	$2,152.9	$—
Non agency securities — Other servicer	658.7	—	769.0	—
Tax credit equity investments	—	220.2	—	167.7
Equity investments	—	23.8	—	11.4
Total Assets	$4,218.9	$244.0	$2,921.9	$179.1
Commitments to tax credit investments	$—	$104.8	$—	$62.3
Total Liabilities	$—	$104.8	$—	$62.3
Maximum loss exposure(1)	$4,218.9	$244.0	$2,921.9	$179.1

(1)	Maximum loss exposure to the unconsolidated VIEs excludes the liability for representations and warranties, corporate guarantees and also excludes servicing advances.

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

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	September 30, 2017			December 31, 2016
Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Foreign currency forward contracts — net investment hedges	$976.6	$1.1	$(7.2)	$817.9	$16.9	$—
Total Qualifying Hedges	976.6	1.1	(7.2)	817.9	16.9	—
Non-Qualifying Hedges
Interest rate swaps(2)	6,623.3	62.8	(32.9)	5,309.2	63.0	(50.1)
Written options	2,736.3	—	(0.6)	2,626.5	0.1	(1.0)
Purchased options	2,545.1	0.6	—	2,129.6	1.0	(0.1)
Foreign currency forward contracts	1,337.0	6.9	(25.5)	1,329.8	30.2	(6.0)
Total Return Swap (TRS)	174.3	—	(13.7)	587.5	—	(11.3)
Equity Warrants	1.0	—	—	1.0	0.2	—
Interest Rate Lock Commitments	12.5	0.1	—	20.7	0.1	(0.1)
Forward Sale Commitments on Agency MBS	7.5	—	—	39.0	0.1	—
Credit derivatives	267.5	—	(0.1)	267.6	—	(0.2)
Total Non-qualifying Hedges	13,704.5	70.4	(72.8)	12,310.9	94.7	(68.8)
Total Hedges	$14,681.1	$71.5	$(80.0)	$13,128.8	$111.6	$(68.8)

(1)	Presented on a gross basis.

(2)	Fair value balances include accrued interest.

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
The total facility capacity available under the Dutch TRS was $625 million at September 30, 2017 and December 31, 2016. The utilized portion reflects the borrowing.

The aggregate “notional amounts” of the Dutch TRS of $174.3 million at September 30, 2017, and the Dutch TRS and Canadian TRS of $587.5 million at December 31, 2016, represent the aggregate unused portions and constitute derivative financial instruments. These notional amounts were calculated as the maximum facility commitment amount, $625 million, under the Dutch TRS less the actual adjusted qualifying borrowing base outstanding of $450.7 million under the facility at September 30, 2017, and the maximum aggregate facility commitment amount, $1,062.3 million, under the Dutch TRS and Canadian TRS less the aggregate actual adjusted qualifying borrowing base outstanding of $474.8 million under the facilities at December 31, 2016. The notional amounts of the derivative will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities ("ABS") to investors. If CIT funds additional ABS under the Dutch TRS, the aggregate adjusted qualifying borrowing base of the total return swap will increase and the notional amount of the derivative will decrease accordingly.

Based on the Company’s valuation, a liability of $13.7 million and $11.3 million was recorded at September 30, 2017, and December 31, 2016, respectively. The increase in liability of $1.1 million and $2.4 million was recognized as a reduction to Other Income for the quarter and nine months ended September 30, 2017, respectively. The increase in liability of $19.7 million and decrease of $7.1 million were recognized as a decrease and an increase to Other Income for the quarter and nine months ended September 30, 2016, respectively.

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

Offsetting of Derivative Assets and Liabilities (dollars in millions)(1)

				Gross Amounts not offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Derivative Financial Instruments(2)	Cash Collateral Pledged / (Received)(2)(3)	Net Amount
September 30, 2017
Derivative assets	$71.5	$—	$71.5	$(20.0)	$(5.3)	$46.2
Derivative liabilities	(80.0)	—	(80.0)	20.0	21.6	(38.4)
December 31, 2016
Derivative assets	$111.6	$—	$111.6	$(30.9)	$(48.7)	$32.0
Derivative liabilities	(68.8)	—	(68.8)	30.9	5.0	(32.9)

(1)
Due to a change in clearinghouse rules, the Company accounts for swap contracts cleared by the Chicago Mercantile Exchange (“CME”) as “settled-to-market” effective January 2017. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. The Company’s swap contracts cleared by LCH Clearnet (“LCH”) continue to be accounted for as “collateralized-to-market” and variation margin balances are characterized as collateral against derivative exposures. At September 30, 2017, gross amount of recognized assets and liabilities were lower by $4.1 million and $19.7 million, respectively.

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

(3)	Collateral pledged or received is included in Other assets or Other liabilities, respectively.

The following table presents the impact of derivatives on the statements of income.

Derivative Instrument Gains and Losses (dollars in millions)

		Quarters Ended September 30,		Nine Months Ended September 30,
Derivative Instruments	Gain / (Loss) Recognized	2017	2016	2017	2016
Non Qualifying Hedges
Interest rate swaps	Other income	$1.2	$2.3	$3.9	$(0.3)
Interest rate options	Other income	0.1	0.1	0.3	0.5
Foreign currency forward contracts	Other income	5.8	1.4	(22.0)	(10.9)
Equity warrants	Other income	(0.3)	0.1	(0.2)	(0.2)
Total Return Swap (TRS)	Other income	(1.1)	(19.7)	(2.4)	7.1
Interest Rate Lock Commitments	Other income	—	0.2	0.1	0.3
Forward Sale Commitments on Agency MBS	Other income	(0.1)	(0.1)	(0.4)	(0.1)
Credit Derivatives	Other income	—	0.2	—	1.4
Total Non-qualifying Hedges		$5.6	$(15.5)	$(20.7)	$(2.2)
Total derivatives-income statement impact		$5.6	$(15.5)	$(20.7)	$(2.2)

38 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives - effective portion reclassified from AOCI to income	Hedge ineffectiveness recorded directly in income	Total income statement impact	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Quarter Ended September 30, 2017
Foreign currency forward contracts — net investment hedges	$—	$—	$—	$(33.0)	$(33.0)
Total	$—	$—	$—	$(33.0)	$(33.0)
Quarter Ended September 30, 2016
Foreign currency forward contracts — net investment hedges	$—	$—	$—	$4.2	$4.2
Total	$—	$—	$—	$4.2	$4.2
Nine Months Ended September 30, 2017
Foreign currency forward contracts — net investment hedges	$13.4	$—	$13.4	$(74.7)	$(88.1)
Total	$13.4	$—	$13.4	$(74.7)	$(88.1)
Nine Months Ended September 30, 2016
Foreign currency forward contracts — net investment hedges	$1.8	$—	$1.8	$(28.1)	$(29.9)
Total	$1.8	$—	$1.8	$(28.1)	$(29.9)
NOTE 8 — FAIR VALUE

Fair Value Hierarchy

The Company is required to report fair value measurements for specified classes of assets and liabilities. See Note 1 — Business and Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 for a description of its fair value measurement policy.

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

Item 1.  Consolidated Financial Statements 39

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Financial Assets and Liabilities Measured at Estimated Fair Value on a Recurring Basis

The following table summarizes the Company’s assets and liabilities measured at estimated fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
September 30, 2017
Assets
Debt Securities AFS	$4,973.6	$398.6	$4,164.0	$411.0
Securities carried at fair value with changes recorded in net income	247.7	—	—	247.7
Equity Securities AFS	34.7	0.2	34.5	—
Derivative assets at fair value — non-qualifying hedges(1)	70.4	—	70.3	0.1
Derivative assets at fair value — qualifying hedges	1.1	—	1.1	—
Total	$5,327.5	$398.8	$4,269.9	$658.8
Liabilities
Derivative liabilities at fair value — non-qualifying hedges(1)	$(72.8)	$—	$(59.0)	$(13.8)
Derivative liabilities at fair value — qualifying hedges	(7.2)	—	(7.2)	—
Consideration holdback liability	(46.0)	—	—	(46.0)
FDIC True-up Liability	(64.6)	—	—	(64.6)
Total	$(190.6)	$—	$(66.2)	$(124.4)
December 31, 2016
Assets
Debt Securities AFS	$3,674.1	$200.1	$2,988.5	$485.5
Securities carried at fair value with changes recorded in net income	283.5	—	—	283.5
Equity Securities AFS(2)	34.1	0.3	33.8	—
Derivative assets at fair value — non-qualifying hedges(1)	94.7	—	94.7	—
Derivative assets at fair value — qualifying hedges	16.9	—	16.9	—
Total	$4,103.3	$200.4	$3,133.9	$769.0
Liabilities
Derivative liabilities at fair value — non-qualifying hedges(1)	$(68.8)	$—	$(57.3)	$(11.5)
Consideration holdback liability	(47.2)	—	—	(47.2)
FDIC True-up Liability	(61.9)	—	—	(61.9)
Total	$(177.9)	$—	$(57.3)	$(120.6)

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

40 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

FDIC True-up Liability — In connection with the La Jolla Transaction, the Company recognized a FDIC True-up liability due to the FDIC 45 days after the tenth anniversary of the loss share agreement (April 2020) because the actual and estimated cumulative losses on the acquired covered PCI loans are lower than the cumulative losses originally estimated by the FDIC at the time of acquisition. The FDIC True-up liability was recorded at estimated fair value as of the Acquisition Date and is remeasured to fair value at each reporting date until the contingency is resolved. The FDIC True-up liability was valued using the discounted cash flow method based on the terms specified in the loss share agreement with the FDIC, the actual FDIC payments collected and significant unobservable inputs, including a risk-adjusted discount rate (reflecting the Company’s credit risk plus a liquidity premium), prepayment and default rates. Due to the significant unobservable inputs used to calculate the estimated fair value, these measurements are classified as Level 3.

Consideration Holdback Liability — In connection with the OneWest acquisition, the parties negotiated 4 separate holdbacks related to select trailing risks, totaling $116 million, which reduced the cash consideration paid at closing. Any unapplied Holdback funds at the end of the respective holdback periods, which range from 1 – 5 years, are payable to the former OneWest shareholders. Unused funds for any of the four holdbacks cannot be applied against another holdback amount. The range of potential holdback to be paid is from $0 to $116 million. Based on management’s estimate of the probability of each holdback it was determined that the probable amount of holdback to be paid was originally recorded at $62.4 million, and currently is $46.0 million. The amount expected to be paid was discounted based on CIT’s cost of funds, which approximates a market rate. This contingent consideration was measured at fair value at the Acquisition Date and is re-measured at fair value in subsequent accounting periods, with the changes in fair value recorded in the statement of income, until the related contingent issues are resolved. Gross payments, which are determined based on the Company’s probability assessment, are discounted at a rate approximating the Company’s average coupon rate on deposits and borrowings. Due to the significant unobservable inputs used to calculate the estimated fair value, these measurements are classified as Level 3.

Item 1.  Consolidated Financial Statements 41

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following tables summarize information about significant unobservable inputs related to the Company’s categories of Level 3 financial assets and liabilities measured on a recurring basis as of September 30, 2017 and December 31, 2016.

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
September 30, 2017
Assets
Securities — AFS	$411.0	Discounted cash flow	Discount Rate	0.0% - 41.1%	4.4%
			Prepayment Rate	2.3% - 22.6%	8.9%
			Default Rate	0.0% - 6.6%	3.6%
			Loss Severity	0.6% - 70.6%	37.6%
Securities carried at fair value with changes recorded in net income	247.7	Discounted cash flow	Discount Rate	0.8% - 45.1%	4.2%
			Prepayment Rate	9.3% - 19.4%	12.3%
			Default Rate	2.7% - 9.6%	4.7%
			Loss Severity	14.3% - 43.2%	26.7%
Derivative assets — non qualifying	0.1	Internal valuation model	Borrower Rate	2.8% - 4.7%	3.7%
Total Assets	$658.8
Liabilities
FDIC True-up liability	$(64.6)	Discounted cash flow	Discount Rate	2.6%	2.6%
Consideration holdback liability	(46.0)	Discounted cash flow	Payment Probability	0% - 100%	40.0%

Derivative liabilities — non-qualifying	(13.8)	Market Comparables(1)
Total Liabilities	$(124.4)
December 31, 2016
Assets
Securities — AFS	$485.5	Discounted cash flow	Discount Rate	0.0% – 96.4%	5.5%
			Prepayment Rate	3.2% – 21.2%	8.8%
			Default Rate	0.0% – 9.0%	3.9%
			Loss Severity	1.0% – 79.8%	36.3%
Securities carried at fair value with changes recorded in net income	283.5	Discounted cash flow	Discount Rate	0.0% – 34.6%	5.6%
			Prepayment Rate	6.1% – 16.2%	11.9%
			Default Rate	1.9% – 8.1%	4.6%
			Loss Severity	22.2% – 44.7%	25.8%
Total Assets	$769.0
Liabilities
FDIC True-up liability	$(61.9)	Discounted cash flow	Discount Rate	3.2%	3.2%
Consideration holdback liability	(47.2)	Discounted cash flow	Payment Probability	0% – 100%	40.9%
			Discount Rate	1.3% – 4.0%	2.1%
Derivative liabilities — non-qualifying	(11.5)	Market Comparables(1)
Total Liabilities	$(120.6)

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

Item 1.  Consolidated Financial Statements 43

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Securities carried at fair value with changes recorded in net income	FDIC Receivable	Derivative assets- non- qualifying(1)	Derivative liabilities- non- qualifying(2)	FDIC True-up Liability	Consideration holdback Liability
December 31, 2016	$485.5	$283.5	$0.6	$—	$(11.5)	$(61.9)	$(47.2)
Included in earnings	(1.4)	15.0	0.9	0.1	(2.3)	(2.7)	—
Included in comprehensive income	15.8	—	—	—	—	—	—
Impairment	(0.3)	—	—	—	—	—	—
Settlements	(88.6)	(50.8)	(1.1)	—	—	—	1.2
Balance as of September 30, 2017	$411.0	$247.7	$0.4	$0.1	$(13.8)	$(64.6)	$(46.0)
December 31, 2015	$567.1	$339.7	$54.8	$—	$(55.5)	$(56.9)	$(60.8)
Included in earnings	(4.6)	11.6	4.8	0.4	7.2	(4.4)	(0.5)
Included in comprehensive income	22.1	—	—	—	—	—	—
Impairment	(2.2)	—	—	—	—	—	—
Settlements	(72.0)	(50.0)	(10.3)	—	—	—	14.3
Balance as of September 30, 2016	$510.4	$301.3	$49.3	$0.4	$(48.3)	$(61.3)	$(47.0)

(1)	Valuation of Interest Rate Lock Commitments

(2)	Valuation of the derivatives related to the TRS Transactions and written options on certain CIT Bank CDs.

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of key inputs to a fair value measurement may result in a transfer of assets or liabilities between Level 1, 2 and 3. The Company’s policy is to recognize transfers in and transfers out as of the end of the reporting period. For the quarters ended September 30, 2017 and 2016, there were no transfers into or out of Level 3.

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

44 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table presents assets measured at estimated fair value on a non-recurring basis for which a non-recurring change in fair value has been recorded in the current year:

Carrying Value of Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Level at Reporting Date
	Total Carrying Value	Level 1	Level 2	Level 3	Total Gains (Losses)
Assets
September 30, 2017
Assets held for sale	$141.7	$—	$—	$141.7	$(14.3)
Other real estate owned	27.3	—	—	27.3	(6.3)
Impaired loans	98.3	—	—	98.3	(20.5)
Total	$267.3	$—	$—	$267.3	$(41.1)
December 31, 2016
Goodwill	$51.8	$—	$—	$51.8	$(354.2)
Assets held for sale	201.6	—	—	201.6	(14.7)
Other real estate owned	22.5	—	—	22.5	(3.2)
Impaired loans	151.9	—	—	151.9	(26.8)
Total	$427.8	$—	$—	$427.8	$(398.9)

Assets of continuing operations that are measured at fair value on a non-recurring basis are as follows:

Assets Held for Sale — Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. As there is no liquid secondary market for the assets held for sale in the Company’s portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs. Carrying value of assets held for sale with impairment approximates fair value at September 30, 2017 and December 31, 2016.

Other Real Estate Owned — Other real estate owned represents collateral acquired from the foreclosure of secured real estate loans. Other real estate owned is measured at LOCOM less disposition costs. Estimated fair values of other real estate owned are reviewed on a quarterly basis and any decline in value below cost is recorded as impairment. Estimated fair value is generally based on market data, if available or broker price opinions or independent appraisals, adjusted for costs to sell. The estimated costs to sell are incremental direct costs to transact a sale, such as broker commissions, legal fees, closing costs and title transfer fees. The costs must be essential to the sale and would not have been incurred if the decision to sell had not been made. The range of inputs used to estimate cost to sell were 5.3% – 7.8%; which resulted in a weighted average of 5.7% at September 30, 2017. Also a significant unobservable input is the binding contract, appraised value or the sales price and thus is classified as Level 3. As of the reporting date, OREO estimated fair value, including costs to sell, was $27.3 million.

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

Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
September 30, 2017
Financial Assets
Cash and interest bearing deposits	$3,112.3	$3,112.3	$—	$—	$3,112.3
Derivative assets at fair value — non-qualifying hedges	70.4	—	70.3	0.1	70.4
Derivative assets at fair value — qualifying hedges	1.1	—	1.1	—	1.1
Assets held for sale (excluding leases)	946.2	—	3.5	983.2	986.7
Loans (excluding leases)	25,759.3	—	459.9	25,718.7	26,178.6
Investment securities(1)	5,744.8	398.8	4,343.7	1,007.1	5,749.6
Indemnification assets(2)	142.9	—	—	102.8	102.8
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	553.1	—	—	553.1	553.1
Financial Liabilities
Deposits(4)	(29,618.2)	—	—	(29,728.8)	(29,728.8)
Derivative liabilities at fair value — non-qualifying hedges	(72.8)	—	(59.0)	(13.8)	(72.8)
Derivative liabilities at fair value — qualifying hedges	(7.2)	—	(7.2)	—	(7.2)
Borrowings(4)	(8,567.5)	—	(7,800.0)	(1,049.5)	(8,849.5)
Credit balances of factoring clients	(1,698.5)	—	—	(1,698.5)	(1,698.5)
Other liabilities subject to fair value disclosure(5)	(695.2)	—	—	(695.2)	(695.2)
December 31, 2016
Financial Assets
Cash and interest bearing deposits	$6,430.6	$6,430.6	$—	$—	$6,430.6
Derivative assets at fair value — non-qualifying hedges	94.7	—	94.7	—	94.7
Derivative assets at fair value — qualifying hedges	16.9	—	16.9	—	16.9
Assets held for sale (excluding leases)	428.4	—	175.0	264.6	439.6
Loans (excluding leases)	26,683.0	—	390.3	26,456.4	26,846.7
Investment securities(1)	4,491.1	200.4	3,199.6	1,094.2	4,494.2
Indemnification assets(2)	233.4	—	—	201.0	201.0
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	712.2	—	—	712.2	712.2
Financial Liabilities
Deposits(4)	(32,323.2)	—	—	(32,490.9)	(32,490.9)
Derivative liabilities at fair value — non-qualifying hedges	(68.8)	—	(57.3)	(11.5)	(68.8)
Borrowings(4)	(15,097.8)	—	(14,457.8)	(1,104.9)	(15,562.7)
Credit balances of factoring clients	(1,292.0)	—	—	(1,292.0)	(1,292.0)
Other liabilities subject to fair value disclosure(5)	(1,003.6)	—	—	(1,003.6)	(1,003.6)

(1)
Level 3 estimated fair value at September 30, 2017, includes debt securities AFS ($411.0 million), securities carried at fair value with changes recorded in net income ($247.7 million), non-marketable investments ($277.5 million), and debt securities HTM ($70.9 million). Level 3 estimated fair value at December 31, 2016 included debt securities AFS ($485.5 million), debt securities carried at fair value with changes recorded in net income ($283.5 million), non-marketable investments ($256.4 million), and debt securities HTM ($68.8 million).

(2)
The indemnification assets included in the above table do not include Agency claims indemnification ($28.9 million and $108.0 million at September 30, 2017 and December 31, 2016, respectively), as they are not considered financial instruments.

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

46 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The methods and assumptions used to estimate the fair value of each class of financial instruments are explained below:

Cash and interest bearing deposits — Cash and cash equivalents and restricted cash approximate estimated fair value and are classified as Level 1.

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

Assets held for sale — Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. Of the assets held for sale above, $3.5 million carrying amount at September 30, 2017 was valued using Level 2 inputs. As there is no liquid secondary market for the other assets held for sale in the Company’s portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs. Commercial loans are generally valued individually, while small ticket commercial loans are valued on an aggregate portfolio basis.

Loans — Within the Loans category, there are several types of loans as follows:

▪
Commercial and Consumer Loans — Of the loan balance above, $459.9 million and $390.3 million at September 30, 2017 and December 31, 2016, respectively, were valued using Level 2 inputs. As there is no liquid secondary market for the other loans in the Company’s portfolio, the fair value is estimated based on discounted cash flow analyses which use Level 3 inputs at both September 30, 2017 and December 31, 2016. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. As these Level 3 unobservable inputs are specific to individual loans/collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at September 30, 2017 was $26.2 billion which was 101.6% of carrying value. The fair value of loans at December 31, 2016 was $26.8 billion, which was 100.6% of carrying value.

▪
Impaired Loans — The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, the present value of expected cash flows utilizing the current market rate for such loan, or observable market price. As these Level 3 unobservable inputs are specific to individual loans/collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of September 30, 2017, the UPB related to impaired loans totaled $261.5 million. Including related allowances, these loans are carried at $210.6 million, or 80.5% of UPB. Of these amounts, $74.3 million and $61.7 million of UPB and carrying value, respectively, relate to loans with no specific allowance. As of December 31, 2016 the UPB related to impaired loans including loans for which the Company was applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), totaled $244.3 million. Including related allowances, these

Item 1.  Consolidated Financial Statements 47

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

loans were carried at $188.2 million, or 77.0% of UPB. Of these amounts, $74.7 million and $55.5 million of UPB and carrying value, respectively, relate to loans with no specific allowance. The difference between UPB and carrying value reflects cumulative charge-offs on accounts remaining in process of collection, FSA discounts and allowances. See Note 3 — Loans for more information.

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

Borrowings

▪	Unsecured debt — Approximately $3.8 billion par value at September 30, 2017 and $10.6 billion at December 31, 2016 were valued using market inputs, which are Level 2 inputs.

▪
Secured borrowings — Secured borrowings include both structured financings and FHLB Advances. Approximately $3.8 billion par value at September 30, 2017 and $3.3 billion par value at December 31, 2016 were valued using market inputs, which are Level 2 inputs. Where market estimates were not available for approximately $1.0 billion and $1.1 billion par value at September 30, 2017 and December 31, 2016, respectively, values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar debt, which are Level 3 inputs. Included in the above, the estimated fair value of FHLB Advances is based on a discounted cash flow model that utilizes benchmark interest rates and other observable market inputs. The discounted cash flow model uses the contractual advance features to determine the cash flows with a zero spread to the forward FHLB curve, which are discounted using observable benchmark interest rates. As the model inputs can be observed in a liquid market and the model does not require significant judgment, FHLB advances are classified as Level 2.

Credit balances of factoring clients — The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances (typically 90 days or less) as of September 30, 2017 and December 31, 2016. Accordingly, credit balances of factoring clients approximate estimated fair value and are classified as Level 3.

48 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 9 — STOCKHOLDERS’ EQUITY

A roll forward of common stock is presented in the following table.

Number of Shares of Common Stock

	Issued	Less Treasury	Outstanding
Common Stock – December 31, 2016	206,182,213	(4,094,541)	202,087,672
Restricted stock issued	1,216,585	–	1,216,585
Repurchase of common stock	–	(71,476,417)	(71,476,417)
Shares held to cover taxes on vesting restricted shares and other	–	(498,111)	(498,111)
Employee stock purchase plan participation	41,074	–	41,074
Common Stock – September 30, 2017	207,439,872	(76,069,069)	131,370,803

During the quarter, CIT repurchased a total of $119.3 million in common shares via open market repurchases of 2,660,893 common shares at an average share price of $44.82. We also completed the previously announced accelerated share repurchase program (ASR), which had commenced in the prior quarter, for which CIT received an additional 1,452,119 common shares. The overall average price of the entire ASR was $47.82.

In the previous quarter, CIT repurchased a total of $3.3 billion in common shares via an equity tender offer, in which we repurchased approximately 57.3 million common shares at a purchase price of $48 per share; open market repurchases of 818,071 common shares at an average price of $46.45; and the ASR. In the ASR, CIT paid to the dealer $512 million in exchange for the initial delivery of approximately 9,253,668 common shares.

Accumulated Other Comprehensive Loss

The following table details the components of Accumulated Other Comprehensive Loss, net of tax:

Components of Accumulated Other Comprehensive Loss (dollars in millions)

	September 30, 2017			December 31, 2016
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(0.3)	$(6.5)	$(6.8)	$(28.6)	$(32.8)	$(61.4)
Changes in benefit plan net gain (loss) and prior service (cost)/credit	(68.4)	4.7	(63.7)	(70.6)	5.3	(65.3)
Unrealized net gains on available for sale securities	(4.9)	2.1	(2.8)	(22.0)	8.6	(13.4)
Total accumulated other comprehensive loss	$(73.6)	$0.3	$(73.3)	$(121.2)	$(18.9)	$(140.1)

The following table details the changes in the components of Accumulated Other Comprehensive Income (Loss), net of income taxes:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Unrealized net gains (losses) on available for sale securities	Total AOCI
Balance as of December 31, 2016	$(61.4)	$(65.3)	$(13.4)	$(140.1)
AOCI activity before reclassifications	28.4	0.9	12.9	42.2
Amounts reclassified from AOCI	26.2	0.7	(2.3)	24.6
Net current period AOCI	54.6	1.6	10.6	66.8
Balance as of September 30, 2017	$(6.8)	$(63.7)	$(2.8)	$(73.3)
Balance as of December 31, 2015	$(65.7)	$(69.3)	$(7.1)	$(142.1)
AOCI activity before reclassifications	11.6	(0.2)	20.3	31.7
Amounts reclassified from AOCI	4.7	1.5	—	6.2
Net current period AOCI	16.3	1.3	20.3	37.9
Balance as of September 30, 2016	$(49.4)	$(68.0)	$13.2	$(104.2)

Item 1.  Consolidated Financial Statements 49

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Other Comprehensive Income/(Loss)

The amounts included in the Statement of Comprehensive Income are net of income taxes.

Foreign currency translation reclassification adjustments impacting net income were insignificant for the quarters ended September 30, 2017 and 2016, and $26.2 million and $4.7 million for the nine months ended September 30, 2017 and 2016, respectively. $16.7 million of the reclassification from AOCI during the second quarter of 2017 was a result of the sale of the Commercial Air business and is recorded in gain on sale of discontinued operations. The change in income taxes associated with foreign currency translation adjustments was $9.2 million and $(1.4) million for the quarters ended September 30, 2017 and 2016, and $26.3 million and $13.3 million for the nine months ended September 30, 2017 and 2016, respectively.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income were $0.1 million for the quarters ended September 30, 2017 and 2016; and were $0.7 million and $1.5 million for the nine months ended September 30, 2017 and September 30, 2016 , respectively. The change in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit was insignificant for the quarters ended September 30, 2017 and 2016, and was $(0.6) million and insignificant for the year to date periods ended September 30, 2017 and September 30, 2016, respectively.

Reclassification adjustments impacting net income for unrealized gains on available for sale securities was $(2.1) million and insignificant for the quarters ended September 30, 2017 and 2016, respectively and was $(2.3) million and insignificant for the nine months ended September 30, 2017 and 2016, respectively. The change in income taxes associated with net unrealized gains on available for sale securities was $(2.3) million and $(3.3) million for quarters ended September 30, 2017 and 2016, respectively and was $(6.5) million and $(12.4) million for the nine months ended September 30, 2017 and 2016, respectively.

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

Reclassifications Out of Accumulated Other Comprehensive (Income) Loss (dollars in millions)

	Quarters Ended September 30,
	2017			2016
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement line item
Changes in benefit plan net gain/(loss) and prior service (cost)/credit losses	$0.1	$—	$0.1	$0.1	$—	$0.1	Operating Expenses
Unrealized net gains on available for sale securities	(3.4)	1.3	(2.1)	—	—	—	Other Income
Total Reclassifications out of AOCI	$(3.3)	$1.3	$(2.0)	$0.1	$—	$0.1

	Nine Months Ended September 30,
	2017			2016
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement line item
Foreign currency translation adjustments losses (1)	$24.1	$2.1	$26.2	$3.6	$1.1	$4.7	Other Income
Changes in benefit plan net gain/(loss) and prior service (cost)/credit losses	0.8	(0.1)	0.7	1.7	(0.2)	1.5	Operating Expenses
Unrealized net gains on available for sale securities	(3.6)	1.3	(2.3)	—	—	—	Other Income
Total Reclassifications out of AOCI	$21.3	$3.3	$24.6	$5.3	$0.9	$6.2
(1) $16.7 million of the reclassification from AOCI during the second quarter of 2017 was a result of the sale of the Commercial Air business and is recorded in gain on sale of discontinued operations.

50 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 10 — REGULATORY CAPITAL

The Company and the Bank are each subject to various regulatory capital requirements administered by the FRB and the OCC. Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank each maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. In July 2013 the FRB, OCC and Federal Deposit Insurance Corporation issued a final rule (the “Basel III Final Rule”) establishing risk-based capital guidelines. We compute capital ratios in accordance with Federal Reserve capital guidelines and OCC capital guidelines for assessing adequacy of capital for the Company and CIT Bank, respectively. At September 30, 2017 and December 31, 2016, the regulatory capital guidelines applicable to the Company and the Bank were based on the Basel III Final Rule.

The calculation of the Company’s regulatory capital ratios are subject to review and consultation with the FRB, which may result in refinements to amounts reported at September 30, 2017.

The following table summarizes the actual and minimum required capital ratios:

Capital Components and Ratios (dollars in millions)

	CIT		CIT Bank, N.A.
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Common Equity Tier 1 Capital	$6,370.2	$9,058.9	$4,740.0	$4,623.2
Tier 1 Capital	$6,640.0	$9,058.9	$4,740.0	$4,623.2
Total Capital	$7,103.8	$9,535.2	$5,166.3	$5,053.4
Risk-Weighted Assets(1)	$44,672.7	$64,586.3	$34,172.1	$34,410.3
Capital Ratios:
Common Equity Tier 1 Capital Ratio:
Actual	14.3%	14.0%	13.9%	13.4%
Effective minimum ratios under Basel III guidelines(2)	5.750%	5.125%	5.750%	5.125%
Tier 1 Capital Ratio:
Actual	14.9%	14.0%	13.9%	13.4%
Effective minimum ratios under Basel III guidelines(2)	7.250%	6.625%	7.250%	6.625%
Total Capital Ratio:
Actual	15.9%	14.8%	15.1%	14.7%
Effective minimum ratios under Basel III guidelines(2)	9.250%	8.625%	9.250%	8.625%
Tier 1 Leverage Ratio:
Actual	13.4%	13.9%	11.7%	10.9%
Required minimum ratio for capital adequacy purposes	4.0%	4.0%	4.0%	4.0%
(1) The decrease in CIT's Risk-Weighted Assets from December 31, 2016 to September 30, 2017, reflects the sale of the Commercial Air business.
(2) Required ratios under Basel III Final Rule in effect as of the reporting date including the partially phased-in capital conservation buffer.

NOTE 11 — INCOME TAXES

The Company’s global effective income tax rate from continuing operations including discrete tax items for the third quarter and the nine months ended September 30, 2017 was (116)% and (39)%, respectively, down from 37% in the year-ago quarter and 46% in the year-ago nine months period. The decrease in the global effective tax rate is primarily driven by discrete items that occurred in the current quarter. The effective tax rate in the year-ago nine months period was meaningfully above the U.S. federal statutory tax rate due to the impact of certain unfavorable tax adjustments, including certain international income that was subject to incremental tax in the U.S.
Included in the net discrete tax benefit of $138.4 million and $220.5 million for the current quarter and year-to-date was:

•
$140.4 million deferred tax benefit recorded in the current quarter related to the recognition of a $235 million deferred tax asset on an equity investment in a wholly-owned foreign subsidiary, offset by a $95 million valuation allowance,

•
$19.3 million current tax benefit recorded in the prior quarter, including interest and penalties, related to legacy OneWest Bank matters, including the release of a tax reserve upon the favorable resolution of an uncertain tax position and recognition of expected tax refunds,

•	$65.2 million deferred tax benefit recorded in the prior quarter related to debt extinguishment costs,

Item 1.  Consolidated Financial Statements 51

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

•	$6.9 million deferred tax benefit recorded in the prior quarter related to the recognition of a deferred tax asset on the Company’s investment in Nacco, which is now categorized as “held for sale.”

•	$13.9 million in deferred tax expense recorded in the first quarter related to the restructuring of legal entities in preparation for the Commercial Air sale, and

•	$2.6 million of miscellaneous other year to date net tax benefit items.
Included in the net discrete tax expense of $9.0 million and $1.6 million for the year-ago quarter and nine months period was:

•
$15.7 million deferred tax expense recorded in the year-ago quarter related to the establishment of valuation allowances against certain international net deferred tax assets due to our international platform rationalizations,

•
$13.9 million current tax benefit recorded in the prior year first quarter on the release of tax reserves, including interest and penalties, upon the resolution of uncertain tax positions in prior year non-U.S. income tax filings with the local tax authorities,

•	$0.2 million of miscellaneous net tax benefit items of which $6.7 million miscellaneous net tax benefit items were recorded in the year-ago quarter.
The quarterly income tax expense is based on a projection of the Company’s annual effective tax rate. This annual effective tax rate is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The year-to-date impact of any change in the projected annual effective tax rate from the prior quarter estimate is included in the current quarter income tax expense. The effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and international earnings, adjustments to the valuation allowances, and discrete items. The currently forecasted effective tax rate may vary from the actual year-end 2017 effective tax rate due to the changes in these factors.

The Company maintained a valuation allowance of $30 million against certain non-U.S. reporting entities’ net deferred tax assets ("DTAs") and $240 million against U.S. state DTAs on certain state net operating losses as of September 30, 2017. The Company’s ability to recognize DTAs is evaluated on a quarterly basis to determine if there are any significant events that would affect its ability to utilize existing DTAs. If events are identified that affect its ability to utilize its DTAs, valuation allowances may be adjusted accordingly.
Liabilities for Uncertain Tax Positions
The Company’s liability for uncertain tax positions ("UTPs") before interest and penalties, was $13.7 million at September 30, 2017 and $36.4 million at December 31, 2016. The Company anticipates changes to its UTP liability upon the resolution of open tax matters and closure of statutes of limitations. The majority of the $22.7 million net reduction in the year-end liability related to a $15.7 million decrease during the second quarter associated with favorable audit resolutions with state taxing authorities on UTPs taken on prior year U.S. state income tax returns. Approximately $4.9 million of the reduction related to UTPs in entities that were transferred with the Commercial Air sale. Management estimates that the total potential liability before interest and penalties may be reduced by up to $5 million within the next twelve months. The Company’s accrued liability for interest and penalties totaled $7.3 million at September 30, 2017 and $11.7 million at December 31, 2016. The change in balance is mainly related to interest and penalties associated with the above mentioned UTPs taken on certain prior-year U.S. state income tax returns and uncertain tax positions related to entities included in the Commercial Air sale. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

52 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 12 — COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	September 30, 2017
	Due to Expire			December 31, 2016
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets	$1,822.7	$4,462.2	$6,284.9	$6,008.1
Letters of credit
Standby letters of credit	34.6	178.6	213.2	232.2
Other letters of credit	13.9	—	13.9	14.0
Guarantees
Deferred purchase agreements	2,224.5	—	2,224.5	2,060.5
Guarantees, acceptances and other recourse obligations	1.5	—	1.5	1.6
Purchase and Funding Commitments
Aerospace purchase commitments (1)	—	—	—	8,683.5
Rail and other purchase commitments	227.4	—	227.4	300.7
(1) The Aerospace purchase commitments in the table above are associated with Aerospace discontinued operations which was sold in April 2017.

Discontinued Operations

Financing commitments include HECM reverse mortgage loan commitments associated with Financial Freedom discontinued operations of $36 million at September 30, 2017 and $42 million at December 31, 2016.

Financing Commitments

Commercial

Financing commitments, referred to as loan commitments or lines of credit, reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Included in the table above are commitments that have been extended to and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $1.2 billion at September 30, 2017 and $572 million at December 31, 2016. Financing commitments also include credit line agreements to Business Capital clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, was $290.2 million at September 30, 2017 and $335 million at December 31, 2016. As financing commitments may not be fully drawn, may expire unused, may be reduced or cancelled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

The table above includes approximately $1.7 billion of undrawn financing commitments at September 30, 2017 and December 31, 2016 for instances where the customer is not in compliance with contractual obligations or does not have adequate collateral to borrow against the unused facility, and therefore CIT does not have the contractual obligation to lend.

At September 30, 2017, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking segment.

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

Consumer

The Company is committed to fund draws on certain reverse mortgages in conjunction with loss sharing agreements with the FDIC. The FDIC agreed to indemnify the Company for losses on the first $200 million of draws that occur subsequent to the purchase date. In addition, the FDIC agreed to fund any other draws in excess of the $200 million. As of September 30, 2017 and December 31, 2016, $135 million and $145 million, respectively, had been advanced on the reverse mortgage loans post March 2009. The Company’s exposure for additional draws on loan commitments on these purchased reverse mortgage loans was $65 million at September 30, 2017 and $55 million at December 31, 2016. The aggregate amount advanced and the remaining loan commitments on these purchased loans increase or decrease as the Company funds additional draws or outstanding draws are repaid. See Note 5 — Indemnification Assets of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion on the loss sharing agreements with the FDIC. In addition, as servicer of HECM loans, the Company is required to repurchase the loan out of the GNMA HMBS securitization pools once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount or when the property forecloses to OREO. Refer to Note 3 — Loans for further detail regarding the purchased HECM loans due to this servicer obligation.

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

The table above includes $2,127 million and $1,962 million of DPA credit protection at September 30, 2017 and December 31, 2016, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $98 million and $99 million available under DPA credit line agreements, net of the amount of DPA credit protection provided at September 30, 2017 and December 31, 2016, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance loans, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $5.8 million and $6.1 million at September 30, 2017 and December 31, 2016, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of rail equipment.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers. At September 30, 2017, approximately 1,756 railcars remain to be purchased from manufacturers with deliveries through 2018. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

Other purchase commitments primarily relate to Equipment Finance.

Other Commitments

The Company has commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments were $105 million at September 30, 2017 and $62 million at December 31, 2016. These commitments are payable on demand and are recorded in Other liabilities.

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
For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $90 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of September 30, 2017. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.
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

Item 1.  Consolidated Financial Statements 53

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Hawaiian Foreclosure Litigation Claims

Based on recent rulings of the Hawaii Supreme Court, lawsuits have been filed against CIT in Hawaii alleging technical violations in non-judicial foreclosures.  Similar cases have been filed against other mortgage lenders in Hawaii.  The Hawaii Supreme Court did not establish a clear methodology for calculating alleged damages if a violation is proven and there is substantial dispute in this regard. In many instances the borrower had no equity in the home at the time of foreclosure.  Damages sought in these cases include any lost equity, compensation for loss of use of the house and, in some cases, treble or punitive damages under Hawaii's unfair practices law. At this time, the Company does not have sufficient information to make an assessment of the outcome or the impact of these cases.

Brazilian Indemnification Claims

In connection with the 2015 sale of Banco CIT in Brazil, CIT has received notice from the buyer regarding indemnification claims for losses incurred or which may be incurred in connection with employment lawsuits filed by former employees of Banco CIT related to the period prior to the closing of the sale. The demands of the former employees include, among other things, payment of compensation for overtime work, equal pay for performing the same work as others at a lower salary, salary differences for failing to include requisite payments in plaintiffs' salaries; and treatment of certain plaintiffs as an employee instead of independent contractors. More than thirty (30) labor lawsuits have been filed to date and more than forty five (45) current and former employees can still file similar lawsuits for which the buyer may seek indemnification from CIT. Additional lawsuits asserting similar claims may also be brought by independent contractors claiming to be employees. Under Brazilian law, an employee/independent contractor can recover damages for employment-related claims for the five (5) year period preceding the filing of a lawsuit thus the effective statute of limitations for damages potentially compensable by CIT does not expire until November 2020, five years after the transaction closed.

HUD OIG Investigation

In 2009, OneWest Bank acquired the reverse mortgage loan portfolio and related servicing rights of Financial Freedom Senior Funding Corporation, including HECM loans, from the FDIC as Receiver for IndyMac Federal Bank. HECM loans are insured by the FHA, and administered by HUD. In addition, Financial Freedom is the servicer of HECM loans owned by third party investors. Beginning in the third quarter of 2015, the Office of the Inspector General for HUD (the “HUD OIG”), served a series of subpoenas on the Company regarding HECM loans. The subpoenas requested documents and other information related to Financial Freedom’s HECM loan origination and servicing business, including the curtailment of interest payments on HECM insurance claims. On May 16, 2017 CIT entered into a settlement of approximately $89 million to resolve the servicing related claims. The settlement was within CIT’s existing reserves and included interest to be reimbursed to HUD. CIT has provided information and documents responsive to the subpoena’s request for information relating to the mortgage originations and does not currently expect the outcome of the remaining loan origination matter to have a material adverse effect on CIT’s financial condition or results of operations.

NY Attorney General

In the second quarter of 2017, the Office of the Attorney General of the State of New York (“NYAG”), served a subpoena on the Company regarding HECM loans. The subpoena requested documents and other information related to Financial Freedom’s HECM loan business in the State of New York. The NYAG subsequently withdrew the subpoena and has requested the Company’s continued voluntary cooperation with the inquiry. The Company does not have sufficient information to make an assessment of the outcome or the impact of the NYAG’s ongoing inquiry.

Ocwen Indemnification Obligations

In connection with the OneWest acquisition, CIT assumed the obligation to indemnify Ocwen Loan Servicing, LLC (“Ocwen”) against certain claims that may arise from servicing errors, which are deemed attributable to the period prior to June 2013, when OneWest sold its servicing business to Ocwen, such as repurchase demands, non-recoverable servicing advances and compensatory fees imposed by the GSEs for servicer delays in completing the foreclosure process within the prescribed timeframe established by the servicer guides or agreements, exclusive of losses or repurchase obligations and certain agency fees, and which are limited to an aggregate amount of $150 million for claims noticed by February 28, 2017 to CIT. Ocwen is responsible for liabilities arising from servicer obligations following the service transfer date because substantially all risks and rewards of ownership were transferred; except for certain Agency fees or loan repurchase amounts. As of September 30, 2017, the cumulative indemnification payments totaled approximately $56 million, which reduced the Company’s $150 million

54 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

maximum potential indemnity obligation to Ocwen. On August 12, 2016, Ocwen filed a Demand for Arbitration against CIT alleging that CIT failed to meet its contractual obligations to indemnify Ocwen for losses allegedly suffered in connection with the sale.  Among other things, Ocwen alleges that CIT failed to perform its obligations under the sale agreement and breached its representations and warranties in the agreement. Because of the uncertainty in the ultimate resolution and estimated amount of the indemnification obligation, it is reasonably possible that the obligation could exceed the Company’s recorded reserves.

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

NOTE 14 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CIT has an equity interest in Strategic Credit Partners Holdings LLC (the “JV”), a joint venture between CIT and TPG Special Situations Partners (“TSSP”). CIT maintains an equity interest of 10% in the JV, and our investment was $7.5 million and $5.4 million at September 30, 2017 and December 31, 2016, respectively. Through September 30, 2017, loans of $241.1 million were sold to the joint venture. The JV extends credit in senior-secured, middle-market corporate term loans, and, in certain circumstances, is a participant to such loans. The JV may participate in corporate loans originated by CIT or other third party lenders. The JV may acquire other types of loans, such as subordinate corporate loans, second lien loans, revolving loans, asset backed loans and real estate loans.

On July 10, 2017, CIT Northbridge Credit LLC (“Northbridge”) was formed. Northbridge is an asset-based-lending joint venture between CIT Bank, N.A. (“CIT”) and Allstate Insurance Company and its subsidiary (“Allstate”) that will extend credit in asset-based lending middle-market loans.  CIT holds a 20% equity investment and acts as an investment advisor and servicer of the loan portfolio; Allstate is an 80% equity investor. At September 30, 2017 CIT’s investment was $1 million, with the expectation of additional investment as the joint venture grows. Management fees will be earned by CIT on loans under management. The joint venture is not consolidated and the investment is being accounted for using the equity method.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT’s interests in these entities were entered into in the ordinary course of business. Other assets included approximately $266 million and $220 million at September 30, 2017 and December 31, 2016, respectively, of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

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

Segment Pre-tax Income (Loss) (dollars in millions)

	Commercial Banking	Consumer Banking	Non-Strategic Portfolios	Corporate and Other	Total CIT
Quarter Ended September 30, 2017
Interest income	$309.4	$92.2	$4.6	$47.8	$454.0
Interest (expense) benefit	(131.3)	16.0	(3.0)	(58.4)	(176.7)
Provision for credit losses	(11.1)	(19.0)	—	—	(30.1)
Rental income on operating leases	252.3	—	—	—	252.3
Other non-interest income	70.9	(22.7)	4.9	10.2	63.3
Depreciation on operating lease equipment	(71.1)	—	—	—	(71.1)
Maintenance and other operating lease expenses	(57.9)	—	—	—	(57.9)
Operating expenses / loss on debt extinguishment and deposit redemption	(168.6)	(106.2)	(9.2)	(46.8)	(330.8)
Income (loss) from continuing operations before (provision) benefit for income taxes	$192.6	$(39.7)	$(2.7)	$(47.2)	$103.0
Quarter Ended September 30, 2016
Interest income	$318.6	$105.1	$22.7	$29.3	$475.7
Interest expense	(131.8)	(1.0)	(12.7)	(42.7)	(188.2)
Provision for credit losses	(43.6)	(1.6)	0.1	—	(45.1)
Rental income on operating leases	250.4	—	3.9	—	254.3
Other non-interest income	76.2	13.1	4.9	(10.6)	83.6
Depreciation on operating lease equipment	(66.9)	—	—	—	(66.9)
Maintenance and other operating lease expenses	(56.6)	—	—	—	(56.6)
Operating expenses / loss on debt extinguishment	(193.0)	(87.1)	(11.2)	(16.8)	(308.1)
Income (loss) from continuing operations before (provision) benefit for income taxes	$153.3	$28.5	$7.7	$(40.8)	$148.7

56 CIT GROUP INC.

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Segment Pre-tax Income (Loss) continued (dollars in millions)
	Commercial Banking	Consumer Banking	Non-Strategic Portfolios	Corporate and Other	Total CIT
Nine Months Ended September 30, 2017
Interest income	$933.5	$293.8	$17.8	$142.8	$1,387.9
Interest (expense) benefit	(378.9)	32.1	(13.0)	(189.2)	(549.0)
Provision for credit losses	(60.1)	(24.1)	—	—	(84.2)
Rental income on operating leases	754.8	—	—	—	754.8
Other non-interest income	218.0	(9.1)	2.2	15.9	227.0
Depreciation on operating lease equipment	(222.0)	—	—	—	(222.0)
Maintenance and other operating lease expenses	(165.0)	—	—	—	(165.0)
Operating expenses / loss on debt extinguishment and deposit redemption	(523.8)	(298.0)	(13.0)	(268.0)	(1,102.8)
Income (loss) from continuing operations before (provision) benefit for income taxes	$556.5	$(5.3)	$(6.0)	$(298.5)	$246.7
Select Period End Balances
Loans	$22,692.6	$5,812.7	$—	$—	$28,505.3
Credit balances of factoring clients	1,698.5	—	—	—	1,698.5
Assets held for sale	1,208.3	865.9	87.8	—	2,162.0
Operating lease equipment, net	6,724.2	—	—	—	6,724.2
Nine Months Ended September 30, 2016
Interest income	$965.9	$313.9	$70.9	$86.6	$1,437.3
Interest expense	(392.2)	(13.8)	(41.0)	(127.8)	(574.8)
Provision for credit losses	(152.2)	(5.8)	0.1	—	(157.9)
Rental income on operating leases	767.8	—	11.6	—	779.4
Other non-interest income	202.2	33.0	26.1	6.9	268.2
Depreciation on operating lease equipment	(191.3)	—	—	—	(191.3)
Maintenance and other operating lease expenses	(156.1)	—	—	—	(156.1)
Operating expenses / loss on debt extinguishment	(578.4)	(258.2)	(35.4)	(79.5)	(951.5)
Income (loss) from continuing operations before (provision) benefit for income taxes	$465.7	$69.1	$32.3	$(113.8)	$453.3
Select Period End Balances
Loans	$22,780.9	$7,116.1	$—	$—	$29,897.0
Credit balances of factoring clients	1,228.9	—	—	—	1,228.9
Assets held for sale	360.9	41.7	1,004.1	—	1,406.7
Operating lease equipment, net	7,383.1	—	—	—	7,383.1

Note 16 - GOODWILL
The following table summarizes the goodwill balance by segment:

Goodwill (dollars in millions)

	Commercial Banking	Consumer Banking	Total
December 31, 2016	$642.2	$43.2	$685.4
Transfers to Held for Sale	(65.1)	—	(65.1)
Foreign exchange translation	5.2	—	5.2
September 30, 2017	$582.3	$43.2	$625.5

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

Item 1.  Consolidated Financial Statements 57

CIT GROUP INC. AND SUBSIDIARIES – NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 17 - SUBSEQUENT EVENTS

On October 6, 2017, CIT announced that CIT Bank, N.A. has agreed to sell Financial Freedom, its reverse mortgage servicing business and operations, which is reported in discontinued operations, and a portfolio of approximately $900 million of reverse mortgage whole loans, including other real estate owned, which is reported in continuing operations (the “Financial Freedom Transaction”). The Financial Freedom Transaction is expected to close in the second quarter of 2018 and is subject to customary closing conditions, including the approval of certain government agencies and the consent of private investors related to the reverse mortgage servicing business. The agreement between the Company and the buyer contains representations and warranties, including but not limited to the conduct of the business, the servicing practices, and compliance with the servicing standards set by HUD and the FHA and by private investors, as well as covenants regarding the conduct of business both pre-closing and post-closing. The agreement contains certain indemnifications to allocate risks between the parties, subject to certain caps and limitations, including but not limited to the conduct of the business and compliance with servicing standards pre-closing. CIT also will retain certain pre-closing liabilities, including the cost of legacy and future litigation matters related to pre-closing actions.

58 CIT GROUP INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk

BACKGROUND
CIT Group Inc., together with its subsidiaries (collectively “we”, “our”, “CIT” or the “Company”), has provided financial solutions to its clients since its formation in 1908. We provide financing, leasing and advisory services principally to middle market companies in a wide variety of industries, primarily in North America. CIT is a bank holding company (“BHC”) and a financial holding company (“FHC”). CIT provides a full range of banking and related services to commercial and individual customers through its bank subsidiary, CIT Bank, National Association, a national banking association (“CIT Bank” or “CIT Bank, N.A.”), which includes 70 branches located in Southern California, and its online bank, bankoncit.com, and through other offices in the U.S. and select international locations.
CIT is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956, as amended. CIT Bank, N.A. is regulated by the Office of the Comptroller of the Currency, U.S. Department of the Treasury (“OCC”).
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Quantitative and Qualitative Disclosures about Market Risk contain financial terms that are relevant to our business and a Glossary of key terms is included at the end of Item 1. Business Overview in our Annual Report on Form 10-K for the year ended December 31, 2016.
In various metrics, Management uses non-GAAP financial measures in its analysis of the financial condition and results of operations of the Company. These are non-GAAP measures and are not in accordance with, or a substitute for, GAAP. Presented in “Non-GAAP Financial Measurements” are reconciliations of non-GAAP measures to comparable measures in accordance with U.S. GAAP.
SUMMARY OF 2017 FINANCIAL RESULTS
The following table summarizes the Company’s results in accordance with GAAP as included in the Consolidated Statements of Income, for the quarters and nine months ended September 30, 2017 and 2016, and for the quarter ended June 30, 2017. In addition, we provide results that are not in accordance with GAAP, and are reconciled to GAAP in the "Non-GAAP Financial Measurements" section. Further detail on the 2017 noteworthy items is presented in tabular format further in this section, and prior year noteworthy items are reconciled in the "Non-GAAP Financial Measurements" section.

Results of Operations (dollars in millions)

	Quarters Ended			Nine Months Ended
GAAP Results	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Income from continuing operations	$222.8	$41.2	$94.2	$342.2	$243.2
Income (loss) from discontinued operations, net of taxes	(3.2)	115.5	37.3	214.0	51.3
Net income	$219.6	$156.7	$131.5	$556.2	$294.5
Diluted income per common share
Income from continuing operations	$1.64	$0.22	$0.47	$1.96	$1.21
Income (loss) from discontinued operations, net of taxes	(0.03)	0.63	0.18	1.23	0.25
Diluted income per common share	$1.61	$0.85	$0.65	$3.19	$1.46
Average number of common shares — diluted (thousands)	136,126	183,796	202,755	174,201	202,388

Non-GAAP Results, excluding noteworthy items
Income from continuing operations	$138.7	$125.7	$108.6	$373.8	$259.3
Income (loss) from discontinued operations, net of taxes	(0.9)	3.4	60.7	56.2	240.3
Net income	$137.8	$129.1	$169.3	$430.0	$499.6
Diluted income per common share
Income from continuing operations	$1.02	$0.68	$0.54	$2.15	$1.28
Income (loss) from discontinued operations, net of taxes	(0.01)	0.02	0.29	0.32	1.19
Diluted income per common share	$1.01	$0.70	$0.83	$2.47	$2.47
Average number of common shares — diluted (thousands)	136,126	183,796	202,755	174,201	202,388

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 59

Income from continuing operations for the third quarter was up from the year-ago and prior quarters. Compared to the year-ago quarter, income from continuing operations excluding noteworthy items1 was up on lower operating expenses and a decline in the provision for credit losses, partially offset by a decline in net finance revenue. Loans and leases were down, along with lower purchase accounting accretion, which contributed to the decline in net finance revenue. Compared to the prior quarter, the increase was driven primarily by a decline in operating expenses and a lower effective tax rate, partially offset by a decline in net finance revenue and an increase in the provision for credit losses.
As presented above, net income of $220 million was up from the year-ago and prior quarters, while net income excluding noteworthy items2 for the third quarter of $138 million, or $1.01 per diluted common share, was down from the year-ago quarter, but above the prior quarter results. The decline from the year-ago quarter reflected the Commercial Air results in discontinued operations in that quarter. Net income trends generally followed the trends for continuing operations compared to the prior quarter.
In the second quarter, we completed the sale of Commercial Air, which was a key driver of income from discontinued operations. We redeployed funds received from the sale and from the issuance of $325 million of preferred stock to repurchase $5.8 billion of unsecured borrowings through a debt tender offer and early redemptions (see Funding and Liquidity and Note 6 — Borrowings in Item 1. Consolidated Financial Statements) and to repurchase of $3.3 billion of common shares through a common equity tender offer, open market purchases, and an accelerated stock repurchase program ("ASR") (see Capital and Note 9 — Stockholders' Equity in Item 1. Consolidated Financial Statements). We also entered into a definitive agreement to sell our European rail leasing business ("Nacco"), as we further simplify our business.
On October 6, 2017, CIT Bank entered into a definitive agreement to sell the Financial Freedom business, along with our reverse mortgage loan portfolio and certain other real estate owned assets reported in continuing operations and serviced by Financial Freedom (the "Financial Freedom Transaction"). The Financial Freedom Transaction is expected to close in the second quarter of 2018 and is subject to certain regulatory and investor approvals and other customary closing conditions. See Notes 1, 2, 3, and 17 in Item 1. Financial Information.
We continued our capital actions and further reduced our common shares outstanding, and completed a $0.8 billion debt tender offer. Third quarter results were impacted by several noteworthy items, including a deferred tax benefit from a restructuring of an international legal entity, loss on debt extinguishments and various charge-offs and impairments on reverse mortgage assets associated with the Financial Freedom Transaction. These noteworthy items are presented in a forthcoming table.
The increase in income per diluted share also reflects a decline in the average number of diluted common shares outstanding, primarily driven by significant share repurchases in the current and prior quarters.

1. Income from continuing operations excluding noteworthy items is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.
[2] Net income excluding noteworthy items is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

60 CIT GROUP INC.

The following table reflects the reconciliation of income from continuing operations and net income excluding noteworthy items for the quarter and nine months ended September 30, 2017, to our results in accordance with GAAP.

Noteworthy Adjustments to 2017 Results (dollars in millions, except per share amounts)
	Income from Continuing Operations				Net Income
	Quarter Ended September 30, 2017		Nine Months Ended September 30, 2017		Quarter Ended September 30, 2017		Nine Months Ended September 30, 2017
GAAP Results	$222.8	$1.64	$342.2	$1.96	$219.6	$1.61	$556.2	$3.19
Third Quarter Items
Strategic tax item - restructuring of an international legal entity	(140.4)	(1.03)	(140.4)	(0.81)	(140.4)	(1.03)	(140.4)	(0.81)
Debt extinguishment costs related to the tender of $0.8 billion in unsecured debt	33.2	0.24	33.2	0.19	33.2	0.24	33.2	0.19
Financial Freedom Transaction, impairments on reverse mortgage-related assets	16.4	0.12	16.4	0.09	16.4	0.12	16.4	0.09
Financial Freedom Transaction, reverse mortgage charge-offs on loans transferred to HFS	9.5	0.07	9.5	0.05	9.5	0.07	9.5	0.05
Suspended depreciation benefits related to the European Rail business (Nacco) held for sale	(5.2)	(0.04)	(5.2)	(0.03)	(5.2)	(0.04)	(5.2)	(0.03)
Restructuring charges	2.4	0.02	2.4	0.01	2.4	0.02	2.4	0.01
Financial Freedom discontinued operations	—	—	—	—	2.3	0.02	2.3	0.01
Non-GAAP Results	$138.7	$1.02			$137.8	$1.01
Second Quarter Items
Debt extinguishment costs related to the reduction of $5.8 billion in unsecured debt	—	—	99.6	0.57	—	—	99.6	0.57
Net interest cost related to the elevated borrowings and cash balances for the period between the closing of the Commercial Air sale and the completion of liability management and capital actions
Excess interest costs	—	—	14.5	0.08	—	—	14.5	0.08
Interest on excess cash	—	—	(5.6)	(0.03)	—	—	(5.6)	(0.03)
Benefit from the resolution of legacy tax items	—	—	(19.3)	(0.11)	—	—	(19.3)	(0.11)
Benefit from a deferred tax asset recognition related to Nacco	—	—	(6.9)	(0.04)	—	—	(6.9)	(0.04)
Restructuring charges	—	—	2.2	0.01	—	—	2.2	0.01
Gain on the sale of Commercial Air	—	—	—	—	—	—	(99.7)	(0.57)
Net benefit related to Financial Freedom due to a net release of the interest curtailment reserve and a reduction in the FDIC indemnification asset, partially offset by an impairment charge related to mortgage servicing rights	—	—	—	—	—	—	(12.4)	(0.07)
First Quarter Items
Charge related to a currency translation adjustment relating to international business exits	—	—	6.8	0.04	—	—	6.8	0.04
Restructuring charges	—	—	10.4	0.06	—	—	10.4	0.06
Deferred tax expense related to the restructuring of legal entities in preparation for the Commercial Air sale	—	—	14.0	0.08	—	—	14.0	0.08
Gain on the sale of the TC-CIT joint venture	—	—	—	—	—	—	(13.0)	(0.07)
Secured debt extinguishment costs	—	—	—	—	—	—	34.0	0.20
Suspended depreciation benefits related to the Commercial Air business	—	—	—	—	—	—	(69.0)	(0.40)
Non-GAAP Results			$373.8	$2.15			$430.0	$2.47

DISCONTINUED OPERATIONS

Discontinued operations at the end of the third quarter was comprised of Financial Freedom, our reverse mortgage servicing business and Business Air. In October, we announced an agreement to sell Financial Freedom.
The Financial Freedom Transaction, includes all the operations of the Financial Freedom business, including mortgage servicing rights, related servicing assets and liabilities as well as reverse mortgage loans and related secured borrowings. The Financial Freedom Transaction also includes approximately $862 million of reverse mortgage whole loans and $25 million of other real estate owned assets that are within continuing operations. Continuing operations pretax results for the quarter ended September 30, 2017 were impacted by approximately $42 million of charges, mostly impacting the provision for credit losses and other non-interest income, associated with the announced sale of the reverse mortgage portfolio in connection with the Financial Freedom Transaction. At closing, CIT anticipates it will recognize a pre-tax net gain in continuing operations,

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 61 currently estimated to be approximately $25 million to $35 million. These amounts are prior to any incremental indemnification liabilities the Company may record. The transaction is expected to close in the second quarter of 2018, and is subject to certain regulatory approvals and the consent of investors related to the mortgage servicing business, along with other customary closing conditions as further described in Note 17 - Subsequent Events in Item 1. Financial Information. As discussed in the next section, Net Finance Revenue, the sale of the reverse mortgage whole loans will lower our revenue and margin as these had higher yields, but, the sale of Financial Freedom and this mortgage portfolio is a significant step in simplifying CIT, reducing future risks and enabling us to focus on our core franchises.
The loss from discontinued operations (after taxes) for the quarter ended September 30, 2017 was $3 million, primarily driven by an increase in the servicing-related contingent liability in Financial Freedom. Discontinued operations reported an after tax income of $37 million in the year-ago quarter, driven by income from Commercial Air, and income of $116 million in the prior quarter, reflecting the gain on sale of Commercial Air. We completed the sale of our Commercial Air business in April 2017 for $10.4 billion and recorded a pre-tax gain of $146 million in the second quarter. Discontinued operations after tax income totaled $214 million and $51 million for the nine months ended September 30, 2017 and 2016, respectively.
See Note 2 — Discontinued Operations in Item 1. Financial Information for further details on the business and condensed balance sheets and income statements, Note 13 - Contingencies for a discussion related to the Financial Freedom servicing business, and Item 4. Controls and Procedures for evaluation of disclosure controls regarding the Home Equity Conversion Mortgages (“HECM”) interest curtailment reserve.

Unless specifically noted, the discussions and data presented throughout the following sections reflect CIT balances on a continuing operations basis.
Results From Continuing Operations:

NET FINANCE REVENUE

Net Finance Revenue3 ("NFR") and Net Finance Margin3 ("NFM") are key metrics used by management to measure the profitability of our earning assets. NFR includes interest and yield-related fee income on our loans and capital leases, rental income on our operating lease equipment, and interest and dividend income on cash and investments, less funding costs and depreciation, maintenance and other operating lease expenses from our operating lease equipment. Since operating lease equipment is approximately 17% of average earning assets3 ("AEA") for the quarter ended September 30, 2017, NFM is a more appropriate metric for CIT than net interest margin (“NIM”) (a common metric used by other BHCs), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net operating lease revenue3 (rental income less depreciation and maintenance and other operating lease expenses) from operating leases.

[3] Net finance revenue, net finance margin, net operating lease revenue and average earnings assets, and respective amounts excluding noteworthy items are non-GAAP measures. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information.

62 CIT GROUP INC.

The following tables present consolidated NFR.

Net Finance Revenue(1) (dollars in millions)
	Quarters Ended			Nine Months Ended,
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest income	$454.0	$478.2	$475.7	$1,387.9	$1,437.3
Rental income on operating leases	252.3	251.2	254.3	754.8	779.4
Finance revenue	706.3	729.4	730.0	2,142.7	2,216.7
Interest expense	(176.7)	(209.2)	(188.2)	(549.0)	(574.8)
Depreciation on operating lease equipment	(71.1)	(77.4)	(66.9)	(222.0)	(191.3)
Maintenance and other operating lease expenses	(57.9)	(53.3)	(56.6)	(165.0)	(156.1)
Net finance revenue	$400.6	$389.5	$418.3	$1,206.7	$1,294.5
Average earning assets ("AEA")(1)	45,454.2	50,675.8	47,728.7	47,535.7	47,900.0
Net finance margin(1)	3.53%	3.07%	3.51%	3.38%	3.60%
NFR, excluding noteworthy items(1)	$392.8	$403.8	$418.3	$1,213.2	$1,294.5
Average earning assets ("AEA"), excluding noteworthy items(1)	$45,454.2	$46,989.8	$47,728.7	$46,291.7	$47,900.0
Net finance margin, excluding noteworthy items(1)	3.46%	3.44%	3.51%	3.49%	3.60%

(1)	NFR, NFM and AEA, and amounts excluding noteworthy items, are non-GAAP measures; see “Non-GAAP Financial Measurements” sections for a reconciliation of non-GAAP to GAAP financial information.

NFR increased $11 million compared to the prior quarter. NFR in the current quarter includes $8 million in suspended depreciation expense on rail assets held for sale. NFR in the prior quarter included $23 million in interest expense on approximately $5.8 billion of unsecured borrowings that previously was allocated to discontinued operations but was recorded in continuing operations following the Commercial Air sale on April 4, 2017, until the redemption of that debt later in the quarter. Partially offsetting that cost was $9 million in interest income related to the elevated cash balances for the period between the closing of the Commercial Air sale and the related liability management and capital actions. Excluding these noteworthy items, NFR declined $11 million from the prior quarter, as higher interest income on loans and investment securities was more than offset by lower purchase accounting accretion ("PAA") and higher negative income associated with the indemnification asset.

Compared to the year-ago quarter, NFR excluding the noteworthy items4 decreased $26 million. The decrease in NFR primarily reflected $19 million of lower PAA, an increase of $10 million of negative income associated with the indemnification asset and lower gross yields in Rail, partially offset by higher earnings on the investment securities portfolio.

Net finance margin excluding noteworthy items4 increased 2 basis points compared to the prior quarter. The increase in net finance margin reflects an increase in interest income on loans and investment securities and the mix of earning assets offset by a reduction in purchase accounting accretion and higher negative income associated with the indemnification asset and lower net rental income in Rail. Compared to the year-ago quarter, net finance margin decreased 5 basis points reflecting the noted drivers of the decrease in net finance revenue, partially offset by an increase in yields on loans and a shift from interest bearing deposits to investment securities.

Given the anticipated impact of the Financial Freedom Transaction, as discussed below, continued run-off of the remaining PAA, and lower rail lease renewal rates, we expect net finance margin to trend lower in the fourth quarter, as these factors are expected to be only partially offset by an increase in income on investment securities and benefits from liability management actions.

AEA decreased from the prior quarter, which reflected elevated cash balances in continuing operations for the period between the closing of the Commercial Air sale and the related liability management and capital actions. Excluding the elevated cash balances in the prior quarter, AEA was down reflecting a decline in cash, partially offset by an increase in the investment portfolio. Compared to the year-ago quarter, AEA excluding noteworthy items4 declined reflecting a decline in loans in the Commercial Finance division of Commercial Banking along with run-off in NSP and the LCM portfolios in Consumer Banking, partially offset by growth in the other Commercial Banking divisions.

[4] Net finance revenue, net finance margin, net operating lease revenue and average earnings assets, and respective amounts excluding noteworthy items are non-GAAP measures. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 63

The following table includes average balances from revenue generating assets along with the respective revenues, and average balances of deposits and borrowings along with the respective interest expenses.

Average Balances and Rates(1) for the Quarters Ended (dollars in millions)
	September 30, 2017			June 30, 2017			September 30, 2016
	Average Balance	Revenue/ Expense	Average Rate (%)	Average Balance	Revenue/ Expense	Average Rate (%)	Average Balance	Revenue/ Expense	Average Rate (%)
Interest bearing deposits(2)	$3,873.9	$12.5	1.29%	$9,510.5	$23.8	1.00%	$6,368.9	$8.9	0.56%
Investments	5,796.3	38.0	2.62%	5,016.1	33.1	2.64%	3,411.2	23.0	2.70%
Loans (including held for sale and credit balances of factoring clients)	27,793.1	417.1	6.00%	28,257.0	431.0	6.10%	30,239.3	448.1	5.93%
Operating lease equipment, net (including held for sale)(3)	7,797.6	123.3	6.33%	7,612.2	120.5	6.33%	7,335.1	130.8	7.13%
Indemnification assets	193.3	(13.6)	(28.14)%	280.0	(9.7)	(13.86)%	374.2	(4.3)	(4.49)%
Average earning assets(2)	$45,454.2	577.3	5.08%	$50,675.8	598.7	4.73%	$47,728.7	606.5	5.08%
Interest-bearing deposits	$28,820.2	$92.6	1.29%	$30,222.9	$94.6	1.25%	$31,732.9	$99.4	1.25%
Borrowings(4)	8,591.6	84.1	3.92%	10,702.5	114.6	4.28%	15,221.7	88.8	2.33%
Total interest-bearing liabilities	$37,411.8	176.7	1.89%	$40,925.4	209.2	2.04%	$46,954.6	188.2	1.60%
NFR and NFM		$400.6	3.53%		$389.5	3.07%		$418.3	3.51%

(1)	Average rates are impacted by purchase accounting accretion and amortization.

(2)
Higher average balance and associated revenues on interest bearing deposits for the quarter ended September 30, 2017, reflect the additional cash from the Commercial Air sale, as discussed earlier. As noted earlier, the additional interest earned on the cash was approximately $9 million, and the average balance was increased by approximately $3.7 billion.

(3)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of maintenance and other operating lease expenses.

(4)	See the discussion above on the lower average balance and higher rate and table for impact excluding certain noteworthy items.

Revenues generated on our deposits and investments are indicative of the generally low interest rate environment. Higher average balance and associated revenues on interest bearing deposits in the quarter ended June 30, 2017 reflect the additional cash from the Commercial Air sale, as discussed earlier, whereas the third quarter balance reflects the deployment of that cash, decreasing the average balance. The average balance and revenues has increased in investments, reflecting our strategy to grow that portfolio. The returns may fluctuate depending on the composition of the investments, interest rates and credit spreads. The increase in rates earned on our loan portfolio from the year-ago quarter reflects the impact of three 25 basis point increases in the Federal Funds interest rate since December 2016, the mix of loans, as well as changes in purchase accounting accretion and prepayment benefits. The decline from the prior quarter reflects lower purchase accounting accretion.

Interest expense was down in the current quarter, reflecting lower balances. Higher interest expense on borrowings in the second quarter reflect the timing of the Commercial Air sale and the completion of the liability management actions discussed earlier.

The following table presents disaggregated quarter-over-quarter changes in net interest revenue and operating lease margins as presented in the preceding tables between volume (level of lending or borrowing) and rate (rates charged customers or incurred on borrowings). Volume change is calculated as change in volume times the previous rate, while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.

64 CIT GROUP INC.

Average Balances and Rates(1) (dollars in millions) (continued)
	September 2017 Over June 2017 Comparison			September 2017 Over September 2016 Comparison
	Increase (Decrease) Due To Change In:			Increase (Decrease) Due To Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-bearing cash	$(16.9)	$5.6	$(11.3)	$(4.5)	$8.1	$3.6
Investments	5.1	(0.2)	4.9	15.7	(0.7)	15.0
Loans (including held for sale and net of credit balances of factoring clients)(2)	(7.0)	(6.9)	(13.9)	(36.6)	5.6	(31.0)
Operating lease equipment, net (including held for sale)(3)	2.9	(0.1)	2.8	7.9	(15.4)	(7.5)
Indemnification assets	3.7	(7.6)	(3.9)	2.9	(12.3)	(9.4)
Total earning assets	$(12.2)	$(9.2)	$(21.4)	$(14.6)	$(14.7)	$(29.3)
Interest-bearing deposits	$(4.5)	$2.5	$(2.0)	$(9.3)	$2.5	$(6.8)
Borrowings(4)	(21.2)	(9.3)	(30.5)	(48.9)	44.2	(4.7)
Total interest-bearing liabilities	$(25.7)	$(6.8)	$(32.5)	$(58.2)	$46.7	$(11.5)
(1)...(4) See footnotes to prior table.

The composition of our funding mix was as follows:

Average Funding Mix
	Quarters Ended
	September 30, 2017	June 30, 2017	September 30, 2016
Deposits	78%	78%	68%
Unsecured	11%	12%	22%
Secured Borrowings:
Structured financings	4%	4%	4%
FHLB Advances	7%	6%	6%
These proportions will fluctuate in the future depending upon our funding activities. The change from the prior periods reflects the completion of the unsecured debt redemptions and tender offer during the 2017 third quarter ($0.8 billion) and second quarter ($5.8 billion).

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 65

The following table details further the rates of interest bearing liabilities.

Interest-Bearing Deposits and Borrowings — Average Balances and Rates for the Quarters Ended (dollars in millions)

	September 30, 2017			June 30, 2017			September 30, 2016
	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %
Interest-bearing Deposits
Time deposits	$14,924.4	$62.1	1.66%	$15,787.0	$63.5	1.61%	$18,139.3	$72.5	1.60%
Interest-bearing checking	2,775.6	3.9	0.56%	2,934.8	4.1	0.56%	3,103.6	4.4	0.57%
Savings	5,598.6	14.6	1.04%	4,920.4	11.9	0.97%	4,386.2	9.7	0.88%
Money markets / sweeps	5,521.6	12.0	0.87%	6,580.7	15.1	0.92%	6,103.8	12.8	0.84%
Total interest-bearing deposits	28,820.2	92.6	1.29%	30,222.9	94.6	1.25%	31,732.9	99.4	1.25%
Borrowings
Unsecured notes(1)	4,346.3	57.4	5.28%	6,591.1	85.5	5.19%	10,593.1	137.0	5.17%
Secured borrowings	1,969.7	16.7	3.39%	2,037.1	16.4	3.22%	4,154.6	31.1	2.99%
FHLB advances	2,583.0	9.5	1.47%	2,406.8	8.2	1.36%	2,765.1	6.1	0.88%
Other credit facilities(2)	—	4.0	—%	—	4.9	—%	—	8.3	—%
Total borrowings	8,899.0	87.6	3.94%	11,035.0	115.0	4.17%	17,512.8	182.5	4.17%
Allocated to discontinued operations	(307.4)	(3.5)		(332.5)	(0.4)		(2,291.1)	(93.7)
Total borrowings(3)	8,591.6	84.1	3.92%	10,702.5	114.6	4.28%	15,221.7	88.8	2.33%
Total interest-bearing liabilities	$37,411.8	$176.7	1.89%	$40,925.4	$209.2	2.04%	$46,954.6	$188.2	1.60%

(1)
From time to time, repayments of debt impact the month end average balances. In the current quarter, the average rate would have approximated 5.07% adjusting for the repayment of $800 million at the end of September 2017.

(2)
Balance includes interest expense related to facility fees and amortization of deferred costs on unused portions of credit facilities, including the Revolving Credit Facility and total return swaps. Amount for the quarter ended September 30, 2016, was reduced by capitalized interest on aircraft pre-delivery deposits and included in the amount allocated to discontinued operations.

(3)	For the quarter ended September 30, 2016, the interest expense presented represented only the interest expense of continuing operations, and excluded interest expense of discontinued operation.

The change in mix of our deposits reflects our strategy to reduce the percentage of time deposits relative to total deposits. While we have been increasing non-maturity deposits, the decrease in the current quarter in money market and sweep accounts represents a reduction in higher cost accounts in our brokered and commercial channels. The overall cost increased modestly from the prior quarter reflecting an increase in the average savings account rate offset by a reduction in brokered and commercial deposits. See Funding and Liquidity section for a table that reflects deposits by channel.

The following table reflects our total deposit base, interest bearing and non-interest bearing deposits, and related rate:

Total Deposits — Average Balances and Rates for the Quarters Ended (dollars in millions)

	September 30, 2017			June 30, 2017			September 30, 2016
	Average Balance	Interest Expense	Average Rate (%)	Average Balance	Interest Expense	Average Rate (%)	Average Balance	Interest Expense	Average
Interest-bearing deposits	$28,820.2	$92.6	1.29%	$30,222.9	$94.6	1.25%	$31,732.9	$99.4	1.25%
Non-interest-bearing deposits	1,495.9	—	—	1,411.2	—	—	1,184.8	—	—
Total deposits	$30,316.1	$92.6	1.22%	$31,634.1	$94.6	1.20%	$32,917.7	$99.4	1.21%

Deposits and borrowings are also discussed in Funding and Liquidity. See Select Financial Data (Average Balances) section for more information on borrowing rates.

66 CIT GROUP INC.

The following table depicts selected earning asset yields and margin related data for our segments and divisions within the segments.

Segment Average Yield and Other Data (dollars in millions)

	Quarters Ended			Nine Months Ended,
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Commercial Banking
AEA	$29,011.1	$29,158.6	$29,777.1	$29,161.9	$29,844.4
Net Finance Revenue	301.4	309.3	313.7	922.4	994.1
Gross yield	7.74%	7.79%	7.64%	7.72%	7.75%
Net Finance Margin	4.16%	4.24%	4.21%	4.22%	4.44%
AEA
Commercial Finance	$9,541.0	$9,858.1	$11,085.4	$9,876.8	$11,497.4
Rail	7,542.7	7,393.3	7,164.1	7,421.2	7,025.5
Real Estate Finance	5,599.0	5,646.0	5,506.7	5,598.5	5,430.9
Business Capital	6,328.4	6,261.2	6,020.9	6,265.4	5,890.6
Gross yield
Commercial Finance	5.58%	5.61%	5.35%	5.44%	5.30%
Rail	11.44%	11.70%	12.38%	11.70%	13.08%
Real Estate Finance	5.32%	5.34%	5.13%	5.19%	5.25%
Business Capital	8.75%	8.80%	8.54%	8.85%	8.44%
NFR
Commercial Finance	$94.8	$100.9	$108.5	$293.5	$337.2
Rail	80.9	77.6	77.5	240.3	271.7
Real Estate Finance	50.7	52.3	51.4	151.2	157.6
Business Capital	75.0	78.5	76.3	237.4	227.6
NFM
Commercial Finance	3.97%	4.09%	3.92%	3.96%	3.91%
Rail	4.29%	4.20%	4.33%	4.32%	5.16%
Real Estate Finance	3.62%	3.71%	3.73%	3.60%	3.87%
Business Capital	4.74%	5.02%	5.07%	5.05%	5.15%
Consumer Banking
AEA	$6,904.3	$7,092.8	$7,515.4	$7,101.0	$7,554.5
Net Finance Revenue	108.2	111.2	104.1	325.9	300.1
Gross yield	5.34%	5.73%	5.59%	5.52%	5.54%
Net Finance Margin	6.27%	6.27%	5.54%	6.12%	5.30%
AEA
Other Consumer Banking	$2,240.2	$2,168.0	$2,034.7	$2,196.2	$1,910.4
Legacy Consumer Mortgages	4,664.1	4,924.8	5,480.7	4,904.8	5,644.1
Gross yield
Other Consumer Banking	3.49%	3.56%	3.54%	3.50%	3.62%
Legacy Consumer Mortgages	6.23%	6.68%	6.35%	6.42%	6.19%
NFR
Other Consumer Banking	$58.4	$52.5	$40.3	$157.5	$111.1
Legacy Consumer Mortgages	49.8	58.7	63.8	168.4	189.0
NFM
Other Consumer Banking	10.43%	9.69%	7.92%	9.56%	7.75%
Legacy Consumer Mortgages	4.27%	4.77%	4.66%	4.58%	4.46%
Non-Strategic Portfolios
AEA	$226.9	$319.5	$1,282.7	$307.7	$1,397.6
Net Finance Revenue	1.6	1.2	13.9	4.8	41.5
Gross yield	8.11%	7.76%	8.30%	7.71%	7.87%
Net Finance Margin	2.82%	1.50%	4.33%	2.08%	3.96%

Gross yields (interest income plus rental income on operating leases as a % of AEA) in Commercial Banking were up from the year-ago quarter in each of the divisions except Rail. The gross yield for all four divisions declined compared to the prior quarter. The Commercial Finance increase in gross yields from the year-ago quarter was primarily driven by the benefit of higher short-term interest rates, partially offset by a decline in PAA, which also drove the division’s decrease from the prior quarter. The Real Estate Finance gross yield improved from the year-ago quarter driven by the benefit of higher short term interest rates that offset lower purchase accounting accretion. The gross yield declined slightly from the prior quarter which included prepayment fees on a single transaction.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 67

Gross yields in Rail were lower from the year-ago and prior quarters, as lease rates continued to re-price lower on average across the North American portfolio. Gross yields in Business Capital were down slightly from the prior quarter, and up from the year-ago quarter due to asset mix.

Consumer Banking gross yields were down, impacted by lower purchase accounting accretion on mortgage loans in LCM. The decline also reflects higher amounts of negative interest income associated with the indemnification asset. The negative interest income on the indemnification asset increased to $14 million this quarter from $10 million last quarter and $4 million in the year ago quarter, due to a decline in expected reimbursable losses under the loss share agreement reflecting better than expected credit performance of the covered loans. We expect the negative interest income to increase to around $16 million in the last quarter of 2017. While we expect the yield to remain negative, the level can increase or decrease as the indemnification asset amortizes over the remaining contract period, which expires in March 2019.

The reverse mortgages related to the Financial Freedom Transaction in LCM earn approximately $20 million of interest income per quarter, approximately $5 million of which is from PAA and implying an average yield of 9% to 10%. The PAA related to these assets ceased accreting at the end of the quarter upon the transfer of the reverse mortgage loans to held for sale. As a result, we expect interest income to decline approximately $5 million in the fourth quarter from lower PAA on the reverse mortgage loans in held for sale and then by an additional $15 million after the Financial Freedom Transaction closes.

As of September 30, 2017, the remaining accretable PAA was approximately $770 million, of which approximately $110 million related to Commercial Banking and approximately $660 million related to Consumer Banking. This compares to approximately $1 billion of remaining accretable PAA as of June 30, 2017, of which approximately $125 million related to Commercial Banking and approximately $910 million related to Consumer Banking. About half of the remaining accretable PAA in Commercial Banking is expected to be realized in the next four quarters, while the remaining accretable PAA in Consumer Banking is expected to run off at a rate consistent with the run-off of the underlying mortgages. When a loan prepays, the loan’s remaining PAA is accelerated into interest income, which could result in fluctuations from quarter to quarter (see footnote 1 to the following table).

The Consumer Banking accretable PAA balance at September 30, 2017, does not include the PAA on the reverse mortgage loan portfolio that was transferred to held for sale related to the Financial Freedom Transaction, and recognition of PAA accretion on those loans ceased upon transfer to held for sale at the end of the quarter. The PAA associated with the reverse mortgage loans was $213 million, and as indicated above, PAA accretion for the current quarter for those loans was $5 million.

The following table displays PAA accretion by segment and division for both interest income and interest expense.

Purchase Accounting Accretion (PAA) (dollars in millions)

	Quarters Ended
	September 30, 2017			June 30, 2017			September 30, 2016
	PAA Accretion Recognized in:			PAA Accretion Recognized in:			PAA Accretion Recognized in:
	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR
Commercial Banking
Commercial Finance	$10.2	$0.2	$10.4	$15.4	$0.3	$15.7	$20.4	$0.4	$20.8
Real Estate Finance	11.4	—	11.4	10.7	—	10.7	16.4	—	16.4
Total Commercial Banking	21.6	0.2	21.8	26.1	0.3	26.4	36.8	0.4	37.2
Consumer Banking
Other Consumer Banking	—	1.0	1.0	0.3	1.2	1.5	0.3	1.9	2.2
Legacy Consumer Mortgages	29.1	—	29.1	33.0	—	33.0	30.1	—	30.1
Total Consumer Banking	29.1	1.0	30.1	33.3	1.2	34.5	30.4	1.9	32.3
Corporate and Other	—	0.1	0.1	—	0.1	0.1	—	1.2	1.2
Total CIT	$50.7	$1.3	$52.0	$59.4	$1.6	$61.0	$67.2	$3.5	$70.7

(1)	Included in the above are accelerated recognition of approximately $15.3 million, $21.0 million and $16.5 million for the quarters ended September 30, 2017 and 2016 and June 30, 2017, respectively.

(2)	Debt and deposits acquired in the OneWest Bank acquisition were recorded at a net premium, therefore the purchase accounting accretion of that adjustment decreases interest expense.

68 CIT GROUP INC.

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Data (dollars in millions)

	Quarters Ended						Nine Months Ended,
	September 30, 2017		June 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
Rental income on operating leases	$252.3	12.94%	251.2	13.20%	$254.3	13.87%	$754.8	13.18%	$779.4	14.49%
Depreciation on operating lease equipment	(71.1)	(3.64)%	(77.4)	(4.07)%	(66.9)	(3.65)%	(222.0)	(3.88)%	(191.3)	(3.56)%
Maintenance and other operating lease expenses	(57.9)	(2.97)%	(53.3)	(2.80)%	(56.6)	(3.09)%	(165.0)	(2.88)%	(156.1)	(2.90)%
Net operating lease revenue and %	$123.3	6.33%	$120.5	6.33%	$130.8	7.13%	$367.8	6.42%	$432.0	8.03%
Average operating lease equipment, including amounts held for sale	$7,797.6		$7,612.2		$7,335.1		$7,637.1		$7,171.5

Net operating lease revenue is generated principally by Rail with the remaining amount from Business Capital, both divisions of Commercial Banking. Net operating lease revenue was down from the year-ago quarter, reflecting continued downward pressures on renewal rates in Rail. Net operating lease revenue increased from the prior quarter due to suspended depreciation of $8 million related to the pending sale of our European Rail business, Nacco. Increasing the depreciation in the current quarter for the amount suspended would have decreased the current quarter net operating lease revenue, and the rate to 5.92%. Suspended depreciation is discussed further below.

Railcar utilization, including commitments to lease, was steady at approximately 95%, as strength in sand car demand offset continued weakness in coal car utilization, compared to the prior and year-ago quarters. Rail lease rates in the current quarter continued to price down compared to the rates on expiring leases, reflecting excess capacity in the market. We continue to expect downward pressure, with re-pricing down on average of 20%-30% into 2018, reflecting market conditions and pressure from tank car lease rates.

Depreciation is recognized on railcars and other operating lease equipment. Depreciation was up from the year-ago quarter driven by growth in the non-rail portfolio, which is depreciated over a shorter time span. Depreciation was down compared to the prior quarter due to rail assets transferred to held for sale. Once a long-lived asset is classified as assets held for sale, depreciation expense is no longer recognized, and the asset is evaluated for impairment with any such charge recorded in other income, of which none was recorded in the quarter on these assets. Consequently, net operating lease revenue includes rental income on operating lease equipment classified as assets held for sale, but there is no related depreciation expense. Suspended depreciation on operating lease equipment in assets held for sale totaled $8 million for the current quarter, with none in the prior quarters presented. The 2017 fourth quarter is expected to have suspended depreciation at a similar level. See “Expenses — Depreciation on operating lease equipment” for additional information.

Maintenance and other operating lease expenses relates to the rail portfolio. The increase from the year-ago and prior quarters reflected increased maintenance, freight and storage costs in Rail due to growth in the portfolio.

Upon emergence from bankruptcy in 2009, CIT applied Fresh Start Accounting (“FSA”) in accordance with GAAP. The most significant remaining discount at September 30, 2017 related to operating lease equipment ($1.2 billion related to rail operating lease equipment). The discount on the operating lease equipment was, in effect, an impairment of the operating lease equipment upon emergence from bankruptcy, as the assets were recorded at their fair value, which was less than their carrying value. The recording of the FSA adjustment reduced the asset balances subject to depreciation and thus decreases depreciation expense over the remaining useful life of the operating lease equipment or until it is sold.

CREDIT METRICS

Credit metrics remain stable and continue to reflect a favorable credit environment.

Non-accrual loans totaled $265 million (0.93% of loans), compared to $257 million (0.88%) at June 30, 2017, and $279 million (0.94%) at December 31, 2016.

The provision for credit losses reflects loss adjustments related to loans recorded at amortized cost, off-balance sheet commitments and related reimbursements under indemnification agreements. The provision for credit losses was $30 million, up from the prior quarter provision of $4 million and down from the prior year quarter provision of $45 million. Half of the

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 69 current quarter provision resulted from charge-offs in the reverse mortgage portfolio transferred to held for sale. Excluding this noteworthy item the provision was $15 million, below the normalized run rate reflecting lower loan balances. The provision in the prior quarter was also below the normalized run rate and principally the result of lower loan balances and net credit benefits from changes in portfolio mix in Commercial Banking. The prior year quarter included an increase in reserves related to the maritime portfolio.

Net charge-offs were $42 million (0.58% of average loans) in the current quarter, up from $28 million (0.38%) in the prior quarter and from $21 million (0.28%) in the year-ago quarter. The increase was driven by $20 million of charge-offs in the reverse mortgage portfolio, primarily due to the transfer of that portfolio to held for sale, as part of the Financial Freedom Transaction. Absent this, net charge-offs were essentially flat with the prior quarter. Net charge-offs are presented in a table and discussed later in this section.

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Allowance — beginning of period	$426.0	$448.6	$393.1	$432.6	$347.0
Provision for credit losses(1)	30.1	4.4	45.1	84.2	157.9
Other(1)	5.1	0.7	(1.9)	(0.4)	(2.3)
Net additions	35.2	5.1	43.2	83.8	155.6
Gross charge-offs(2)	(48.2)	(33.2)	(28.4)	(114.4)	(103.7)
Recoveries	6.5	5.5	7.1	17.5	16.1
Net Charge-offs	(41.7)	(27.7)	(21.3)	(96.9)	(87.6)
Allowance — end of period	$419.5	$426.0	$415.0	$419.5	$415.0
Provision for credit losses
Specific reserves on impaired loans	$2.3	$(5.6)	$8.5	$6.3	$21.7
Non-specific reserves	27.8	10.0	36.6	77.9	136.2
Total	$30.1	$4.4	$45.1	$84.2	$157.9
Allowance for loan losses
Specific reserves on impaired loans	$35.6	$33.4	$33.8
Non-specific reserves	383.9	392.6	381.2
Total	$419.5	$426.0	$415.0
Ratio
Allowance for loan losses as a percentage of total loans	1.47%	1.47%	1.39%
Allowance for loan losses as a percent of loans/Commercial	1.73%	1.78%	1.74%

(1)
The provision for credit losses includes amounts related to reserves on unfunded loan commitments and letters of credit, and for deferred purchase agreements, which are reflected in other liabilities. The items included in other liabilities totaled $44 million, $49 million and $48 million at September 30, 2017, June 30, 2017 and September 30, 2016, respectively. “Other” also includes allowance for loan losses associated with loan sales and foreign currency translations.

(2)	Charge-offs for the quarter and nine months ended September 30, 2017 included approximately $20 million related to reverse mortgage loans transferred from AHFI to AHFS.

The allowance for loan losses was $419.5 million (1.47% of loans, 1.68% excluding loans subject to loss sharing agreements with the FDIC) at September 30, 2017, compared to $426.0 million (1.47% of loans, 1.70% excluding loans subject to loss sharing agreements with the FDIC) at June 30, 2017 and $415.0 million (1.39% of loans, 1.63% excluding loans subject to loss sharing agreements with the FDIC) at September 30, 2016. The decrease in the allowance for loan losses from the prior quarter was principally the result of net credit benefits from changes in portfolio mix in Commercial Banking. The decrease from the prior quarter also reflects the charge-off of previously established specific reserves on impaired loans. The increase in the allowance for loan losses from the year-ago quarter reflects reserve build resulting from purchase accounting accretion on loans acquired from OneWest Bank.

Refer to Note 3 — Loans for details regarding the unpaid principal balance, carrying value and allowance for loan losses related to PCI loans.

70 CIT GROUP INC.

Loan Net Carrying Value (dollars in millions)

	Loans	Allowance for Loan Losses	Net Carrying Value
September 30, 2017
Commercial Banking	$22,692.6	$(391.9)	$22,300.7
Consumer Banking	5,812.7	(27.6)	5,785.1
Total	$28,505.3	$(419.5)	$28,085.8
December 31, 2016
Commercial Banking	$22,562.3	$(408.4)	$22,153.9
Consumer Banking	6,973.6	(24.2)	6,949.4
Total	$29,535.9	$(432.6)	$29,103.3

The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Net Charge-offs (dollars in millions)

	Quarters Ended						Nine Months Ended
	September 30, 2017		June 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
Gross Charge-offs
Commercial Finance	$5.2	0.22%	$7.4	0.31%	$9.2	0.35%	$23.2	0.32%	$44.4	0.53%
Real Estate Finance	(0.2)	(0.01)%	0.4	0.03%	—	—%	4.1	0.10%	1.6	0.04%
Business Capital	22.7	1.23%	24.5	1.33%	18.5	1.10%	65.1	1.18%	55.8	1.12%
Commercial Banking	27.7	0.49%	32.3	0.57%	27.7	0.48%	92.4	0.54%	101.8	0.58%
Legacy Consumer Mortgages(1)	20.5	1.94%	0.9	0.07%	0.7	0.05%	22.0	0.65%	1.9	0.05%
Consumer Banking	20.5	1.27%	0.9	0.05%	0.7	0.04%	22.0	0.44%	1.9	0.04%
Total	$48.2	0.67%	$33.2	0.45%	$28.4	0.38%	$114.4	0.52%	$103.7	0.46%
Recoveries
Commercial Finance	$0.1	—%	$0.6	0.02%	$0.8	0.03%	$0.8	0.01%	$1.3	0.01%
Business Capital	5.9	0.32%	4.7	0.26%	5.4	0.32%	15.5	0.28%	12.2	0.24%
Commercial Banking	6.0	0.10%	5.3	0.09%	6.2	0.10%	16.3	0.09%	13.5	0.07%
Legacy Consumer Mortgages	0.5	0.04%	0.2	0.02%	0.8	0.06%	1.2	0.04%	2.5	0.07%
Consumer Banking	0.5	0.03%	0.2	0.01%	0.8	0.05%	1.2	0.02%	2.5	0.05%
Non-Strategic Portfolios	—	—%	—	—%	0.1	—%	—	—%	0.1	—%
Total	$6.5	0.09%	$5.5	0.07%	$7.1	0.10%	$17.5	0.08%	$16.1	0.08%
Net Charge-offs
Commercial Finance	$5.1	0.22%	$6.8	0.29%	$8.4	0.32%	$22.4	0.31%	$43.1	0.52%
Real Estate Finance	(0.2)	(0.01)%	0.4	0.03%	—	—%	4.1	0.10%	1.6	0.04%
Business Capital	16.8	0.91%	19.8	1.07%	13.1	0.78%	49.6	0.90%	43.6	0.88%
Commercial Banking	21.7	0.39%	27.0	0.48%	21.5	0.38%	76.1	0.45%	88.3	0.51%
Legacy Consumer Mortgages	20.0	1.90%	0.7	0.05%	(0.1)	(0.01)%	20.8	0.61%	(0.6)	(0.02)%
Consumer Banking	20.0	1.24%	0.7	0.04%	(0.1)	(0.01)%	20.8	0.42%	(0.6)	(0.01)%
Non-Strategic Portfolios	—	—%	—	—%	(0.1)	—%	—	—%	(0.1)	—%
Total	$41.7	0.58%	$27.7	0.38%	$21.3	0.28%	$96.9	0.44%	$87.6	0.38%

(1)	Charge-offs for the quarter and nine months ended September 30, 2017 included approximately $20 million related to reverse mortgage loans transferred to assets held for sale.

The increases in net charge-offs compared to the year-ago and prior quarters resulted primarily from charge-offs of $20 million from the transfer of the reverse mortgage loan portfolio in Consumer Banking to held for sale. In addition, the decline in Commercial Banking year to date was driven by lower charge-offs in the energy portfolio.

The tables below present information on non-accruing loans, which includes loans in AHFS for each period, and when added to OREO and other repossessed assets, sums to non-performing assets. PCI loans are excluded from these tables as they are written down at acquisition to their fair value using an estimate of cashflows deemed to be collectible. Accordingly, such loans are no longer classified as past due or non-accrual even though they may be contractually past due because we expect to fully collect the new carrying values of these loans.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 71

Non-accrual Loans (dollars in millions)(1)

	September 30, 2017	December 31, 2016
Non-accrual loans
U.S.	$228.5	$218.9
Foreign	36.1	59.7
Non-accrual loans	$264.6	$278.6
Troubled Debt Restructurings(2)
U.S.	$77.4	$41.7
Foreign	71.8	40.6
Restructured loans	$149.2	$82.3
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$35.4	$32.0

(1)	Factored receivables within our Business Capital division do not accrue interest and therefore are not considered within non-accrual loan balances but are considered for credit provisioning purposes.

(2)	Excludes TDR loans in a trial modification period of $12.8 million and $39.5 million at September 30, 2017 and December 31, 2016, respectively. Refer to Note 3 — Loans for further details.

Non-accrual Loans (dollars in millions) continued
	September 30, 2017		December 31, 2016
Commercial Finance	$192.5	2.06%	$188.8	1.90%
Real Estate Finance	2.8	0.05%	20.4	0.37%
Business Capital	45.2	0.59%	41.7	0.60%
Commercial Banking	240.5	1.06%	250.9	1.11%
Legacy Consumer Mortgages	18.9	0.54%	17.3	0.36%
Other Consumer Banking	0.4	—%	0.1	—
Consumer Banking	19.3	0.33%	17.4	0.25%
Non-Strategic Portfolios	4.8	NM	10.3	NM
Total	$264.6	0.93%	$278.6	0.94%
NM — Not meaningful; Non-accrual loans include loans held for sale. All of NSP non-accrual loans reflected loans held for sale; since there was no portfolio loans, no % is displayed.

Non-accrual loans were up from the prior quarter and down from December 31, 2016, primarily due to an increase in Commercial Finance partially offset by decreases in Real Estate Finance and Business Capital.

Approximately 61% of our non-accrual accounts were paying currently compared to 75% at December 31, 2016. Our impaired loan carrying value (including PAA discount and charge-offs) to estimated outstanding unpaid principal balances approximated 94% compared to 91% at December 31, 2016. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and troubled debt restructurings (“TDRs”).

Total delinquency (30 days or more) was 1.2% of loans at September 30, 2017, essentially unchanged from December 31, 2016.

Forgone Interest (dollars in millions)

	Nine Months Ended September 30,
	2017			2016
	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$18.7	$3.3	$22.0	$20.3	$4.3	$24.6
Less: Interest recorded	(4.2)	(1.5)	(5.7)	(3.4)	(0.3)	(3.7)
Foregone interest revenue	$14.5	$1.8	$16.3	$16.9	$4.0	$20.9

The Company periodically modifies the terms of loans in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower, which otherwise would not have been considered, are accounted for as TDRs. For those accounts that were modified but not considered to be TDRs, it was determined that no concessions had been granted by CIT to the borrower. Borrower compliance with the modified terms is the primary measurement that we use to determine the success of these programs.

72 CIT GROUP INC.

The tables that follow reflect loan carrying values of accounts that have been modified, excluding PCI loans.

TDRs and Modifications (dollars in millions)

	September 30, 2017		December 31, 2016
		% Compliant		% Compliant
Troubled Debt Restructurings(1)
Deferral of principal and/or interest	$60.5	46%	$9.6	99%
Covenant relief and other	88.7	99%	72.7	95%
Total TDRs	$149.2	77%	$82.3	84%
Percent non-accrual	60%		41%
Modifications(2)
Extended maturity	$99.6	100%	$95.0	100%
Covenant relief	290.1	100%	261.1	100%
Interest rate increase	72.9	100%	138.2	100%
Other	188.0	91%	216.0	92%
Total Modifications	$650.6	97%	$710.3	98%
Percent non-accrual	12%		23%

(1)	Excludes TDR loans in a trial modification period of $12.8 million and $39.5 million at September 30, 2017 and December 31, 2016, respectively. Refer to Note 3 — Loans for further details.

(2)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

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

Non-interest Income (dollars in millions)

	Quarter Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Rental income on operating leases	$252.3	$251.2	$254.3	$754.8	$779.4
Other non-interest income:
Fee revenues	26.2	28.2	28.9	83.3	84.8
Factoring commissions	27.0	23.1	28.8	76.2	79.3
Gains on sales of leasing equipment	12.2	14.0	12.5	34.7	40.6
Gains on investments	10.0	4.7	10.3	18.8	12.6
Gains on loan and portfolio sales	3.6	7.4	3.5	15.8	11.4
Gain (loss) on OREO sales	(3.9)	2.3	3.7	(0.3)	8.8
Net (losses) gains on derivatives and foreign currency exchange	0.9	(1.8)	(16.1)	(12.2)	3.9
Impairment on assets	(21.5)	(1.9)	(3.5)	(25.1)	(36.6)
Other revenues	8.8	8.6	15.5	35.8	63.4
Total other non-interest income	63.3	84.6	83.6	227.0	268.2
Total other non-interest income, excluding noteworthy items(1)	$90.1	$84.6	$78.6	$261.9	$254.0
Total non-interest income	$315.6	$335.8	$337.9	$981.8	$1,047.6

(1) Total non-interest income, excluding noteworthy items are non-GAAP balances, see reconciliations to GAAP balance in Non-GAAP Financial Measurements.

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

Factoring commissions were up relative to the prior quarter, reflecting the seasonal increase in volume and were down compared to the year-ago quarter, despite an increase in factoring volumes as a reduction in the mix of higher risk receivables put downward pressure on pricing. Factoring volume was $7.2 billion for the current quarter, up from $6.7 billion in the year-ago quarter, and from $5.7 billion last quarter.

Gains on sales of leasing equipment resulted from $43 million of equipment sales in the current quarter, $84 million in the year-ago quarter, and $65 million in the prior quarter. In each of the quarters, the gains were driven by sales of rail equipment and other types of equipment in Business Capital and NSP. Gains as a percentage of equipment sold increased from the year-ago and prior quarters and will vary based on the type and age of equipment sold. See table entitled Equipment Sales in the Loans and Leases section that displays amounts sold by segment.

Gains on loan and portfolio sales resulted from $56 million of sales in the current quarter, $202 million in the year-ago quarter, and $146 million in the prior quarter. Gains and losses vary based on the underlying loan and market conditions. See table entitled Loan and Portfolio Sales in the Loans and Leases section that displays amounts sold by segment.

Gains on investments include changes in value of mortgage-backed securities, which drove the increase from the prior quarter, sales of equity investments that were received as part of a lending transaction or, in some cases, a workout situation and gains on the sale of securities.

Gain (loss) on OREO sales reflect sales and adjustments to the carrying value of real estate owned assets, and primarily relate to foreclosures in the mortgage portfolios in the Consumer Banking segment. The current quarter loss is due to $5 million of impairments recorded on OREO on reverse mortgages to be sold related to the Financial Freedom Transaction.

Net (losses) gains on derivatives and foreign currency exchange includes transactional foreign currency movements, realization of currency translation adjustments ("CTA") amounts from accumulated other comprehensive loss due to translation adjustments related to the liquidating portfolios and the valuation of the derivatives within the TRS.

Foreign currency movements and other exposures resulted in net losses of $1 million, $4 million and $2 million for the current quarter, year-ago quarter and prior quarter, respectively. On a gross basis, transactional foreign currency movements resulted in a gain of $6 million in the current quarter, minor gains and losses in the year-ago quarter, and a gain of $18 million in the prior quarter. The impact of these transactional foreign currency movements in the current quarter, year-ago quarter and prior quarter, respectively, was offset by a loss of $7 million, gain of $4 million and loss of $20 million, on derivatives that economically hedge foreign currency movements and other exposures.

The valuation of the derivatives within the TRS resulted in a loss of $1 million in the current quarter, no movement in the prior quarter and a loss of $20 million in the prior year quarter, primarily due to the narrowing or widening of credit spread inputs to the fair value model. The decrease in the change in valuation in the current quarter compared to the prior year quarter is the result of the termination of the Canadian TRS in December 2016.

For additional information on the impact of derivatives on the income statement, refer to Note 7 — Derivative Financial Instruments in Item 1. Financial Information.

Impairment on assets in the current quarter reflects the agreement to sell the reverse mortgage portfolio as part of the Financial Freedom Transaction, including a $9 million impairment on reverse mortgage related assets and a $12 million write-down related to the reverse mortgage loan portfolio in held for sale. (See Other Expenses for related discussion on depreciation on operating lease equipment.)

Other revenues included items that are more episodic in nature, such as gains on work-out related claims, proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and income from joint ventures. Other revenue in the year-ago quarter included a noteworthy item of a $5 million net gain from the sale of loans related to the IndyMac venture.

74 CIT GROUP INC.

EXPENSES

Non-Interest Expense (dollars in millions)

	Quarter Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Depreciation on operating lease equipment	$(71.1)	$(77.4)	$(66.9)	$(222.0)	$(191.3)
Maintenance and other operating lease expenses	(57.9)	(53.3)	(56.6)	(165.0)	(156.1)
Operating expenses:
Compensation and benefits	(139.0)	(145.4)	(147.6)	(427.7)	(452.1)
Technology	(30.6)	(33.9)	(32.4)	(97.2)	(93.7)
Professional fees	(32.1)	(31.6)	(42.9)	(103.5)	(117.2)
Insurance	(18.5)	(24.9)	(23.8)	(69.0)	(77.4)
Net occupancy expense	(16.1)	(15.1)	(17.4)	(51.1)	(52.4)
Advertising and marketing	(13.6)	(10.4)	(4.6)	(29.4)	(14.2)
Other expenses	(18.3)	(24.7)	(25.5)	(66.9)	(83.8)
Operating expenses, excluding restructuring costs and intangible asset amortization	(268.2)	(286.0)	(294.2)	(844.8)	(890.8)
Intangible asset amortization	(6.2)	(6.2)	(6.4)	(18.6)	(19.2)
Restructuring costs	(2.9)	(3.4)	(2.3)	(21.1)	(32.3)
Total operating expenses	(277.3)	(295.6)	(302.9)	(884.5)	(942.3)
Loss on debt extinguishment and deposit redemption	(53.5)	(164.8)	(5.2)	(218.3)	(9.2)
Total non-interest expenses	$(459.8)	$(591.1)	$(431.6)	$(1,489.8)	$(1,298.9)
Headcount	3,965	3,995	4,230
Operating expenses excluding restructuring costs and intangible asset amortization as a % of AEA(1)	2.36%	2.26%	2.47%	2.37%	2.48%
Net efficiency ratio(2)	57.8%	60.3%	58.6%	58.9%	57.0%
Operating expenses excluding restructuring costs and intangible asset amortization and other noteworthy items as a % of adjusted AEA(1)	2.36%	2.43%	2.47%	2.43%	2.48%
Net Efficiency Ratio excluding noteworthy items(2)	55.5%	58.6%	59.2%	57.3%	57.5%

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

Maintenance and Other Operating Lease Expenses

Maintenance and other operating lease expenses relates to equipment ownership and leasing costs associated with the Rail portfolio. Rail provides railcars primarily pursuant to full-service lease contracts under which Rail as lessor is responsible for railcar maintenance and repair. Maintenance expenses on railcars increased from the year-ago and prior quarters on the growing portfolio, with increased costs associated with end of lease railcar returns and higher Railroad Interchange repair expenses.

Operating Expenses

Operating expenses, excluding restructuring costs and intangible asset amortization were down from the prior quarter, driven primarily by lower compensation and benefits and lower insurance expenses, partially offset by higher advertising and marketing costs, primarily in Consumer Banking. Compared to the year-ago quarter, operating expenses were down, reflecting lower employee costs, professional fees, FDIC insurance costs and other taxes, partially offset by higher advertising and marketing costs, primarily in Consumer Banking.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 75

We remain on track to achieve our operating expense reduction target of $150 million by the end of 2018 through organizational alignment, technology and operations improvements and third party initiatives.

Operating Expenses reflect the following changes:

•	Compensation and benefits decreased from the prior and year-ago quarters, primarily reflecting the impact of fewer employees, resulting from business sales and other strategic initiatives.

•	Technology costs decreased from the prior quarters due to the timing of anticipated costs.

•
Professional fees included legal and other professional fees, such as tax, audit, and consulting services. Professional fees were up slightly from the prior quarter, and down from the year-ago quarter, which included higher costs for strategic initiatives and OWB integration.

•	Insurance expenses decreased on lower FDIC costs, reflecting a decline in the insurance assessment base and improvements in the assessment variables.

•	Net Occupancy expenses were relatively flat across the quarters.

•	Advertising and marketing expenses include costs associated with raising deposits and may fluctuate based on timing of marketing programs.

•	Intangible asset amortization primarily results from intangible assets recorded in the OneWest Bank acquisition.

•	Restructuring costs primarily reflects strategic initiatives to reduce operating expenses and streamline our operations, which resulted in employee reductions compared to the year-ago period.

•
Other expenses include items such as travel and entertainment, office equipment and supplies and taxes (other than income taxes, such as state sales tax, etc.), and from time to time includes settlement agreement costs, including OneWest Bank legacy matters.

Loss on Debt Extinguishments and Deposit Redemptions

The $54 million loss in the current quarter primarily related to the tender for $800 million of unsecured borrowings, while the $165 million loss in the prior quarter related to the tender and early redemptions of $5.8 billion of unsecured borrowings. In the year-ago quarter, we recognized debt extinguishment costs mostly associated with the early redemption of high-cost brokered deposits. See Note 6 — Borrowings in Item 1. Consolidated Financial Statements.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Provision for income taxes, before discrete items	$18.6	$61.5	$45.5	$125.0	$208.5
Discrete items	(138.4)	(93.4)	9.0	(220.5)	1.6
Provision (benefit) for income taxes	$(119.8)	$(31.9)	$54.5	$(95.5)	$210.1
Effective tax rate	(116.3)%	(343.0)%	36.7%	(38.7)%	46.3%
Effective tax rate, before tax discrete items only(1)	18.0%	35.2%	30.6%	30.2%	46.0%
Effective tax rate, before noteworthy items(1)	28.4%	34.4%	25.6%	31.2%	45.0%

(1)	Effective tax rate excluding discrete items or noteworthy items are non-GAAP measures. See “Non-GAAP Measurements” for reconciliation of non-GAAP financial information.
In the Summary of 2017 Financial Results section we discussed and displayed noteworthy items that have impacted the comparability of the current quarter with the year-ago and prior quarters. The benefit for income taxes in the current quarter of $120 million included a $140 million deferred tax benefit from a restructuring of an international legal entity. The benefit for income taxes in the prior quarter of $32 million included $26 million in net benefits related to the resolution of certain legacy tax items and the agreement to sell Nacco. The provision for income taxes in the year-ago quarter of $55 million included a $16 million valuation allowance against the international deferred tax asset related to our operations in China. Excluding the aforementioned tax noteworthy items and all other noteworthy items, the effective tax rate was 28%, compared to 34% in the prior quarter, and 26% in the year-ago quarter.

76 CIT GROUP INC.

We also analyze our effective tax rate as impacted by tax discrete items only. The income tax (benefit) provision before discrete items was lower in the current quarter compared to the prior quarter and year-ago quarter, primarily driven by several favorable adjustments included in the forecast annual effective tax rate used in the computation of the quarterly income tax expense (benefit). Excluding the discrete tax items, the actual effective tax rate in the current quarter was 18.0%. The year to date 2017 effective income tax rate is 30% before the impact of the discrete items.

The higher year-ago quarter and nine months ended period was primarily due to the impact of certain unfavorable tax adjustments, including certain international income that was subject to incremental tax in the U.S.
Included in the net discrete tax benefit of $138.4 million and $220.5 million for the current quarter and year to date was:

•
$140.4 million deferred tax benefit recorded in the current quarter related to the recognition of a $235 million deferred tax asset on an equity investment in a wholly-owned foreign subsidiary offset by a $95 million valuation allowance,

•
$19.3 million current tax benefit recorded in the prior quarter, including interest and penalties, related to legacy OneWest Bank matters including the release of a tax reserve upon the favorable resolution of an uncertain tax position and recognition of expected tax refunds,

•	$65.2 million deferred tax benefit recorded in the prior quarter related to debt extinguishment costs,

•	$6.9 million deferred tax benefit recorded in the prior quarter related to the recognition of a deferred tax asset on the Company’s investment in Nacco, which is now categorized as “held for sale.”

•	$13.9 million in deferred tax expense recorded in the first quarter related to the restructuring of legal entities in preparation for the Commercial Air sale, and

•	$2.6 million of miscellaneous other year to date net tax benefit items.

Included in the net discrete tax expense of $9.0 million and $1.6 million for the year-ago quarter and nine months period was:

•
$15.7 million deferred tax expense recorded in the year-ago quarter related to the establishment of valuation allowances against certain international net deferred tax assets due to our international platform rationalizations,

•
$13.9 million current tax benefit recorded in the prior year first quarter on the release of tax reserves, including interest and penalties, upon the resolution of uncertain tax positions in prior year non-U.S. income tax filings with the local tax authorities,

•	$0.2 million of miscellaneous net tax benefit items, of which $6.7 million miscellaneous net tax benefit items were recorded in the year-ago quarter.

We expect the 2017 global effective tax rate to be in the low 30% range, before discrete tax items and the tax effect of the debt extinguishment costs. Furthermore, cash income taxes paid will remain minimal until the Company's NOL carry-forwards are fully utilized.

The Company had U.S. Federal net operating loss carry-forwards ("NOLs") of approximately $6.0 billion as of December 31, 2016. The Commercial Air transaction generated approximately $4.0 billion of taxable income, of which $3.6 billion is expected to be offset by NOLs and $0.4 billion is expected to be offset by a capital loss associated with realization of a deferred tax asset on an equity investment in a wholly-owned foreign subsidiary. Additionally, the transaction incurred minimal amount of U.S. federal and state cash taxes, after applying available tax credits. Of the remaining $2.4 billion of NOLs, approximately $1.3 billion represent pre-bankruptcy NOLs subject to an annual $265 million limitation.

The amount of future cash taxes will depend on the level of taxable income after utilization of the remaining NOLs, including the implications of the aforementioned limitation. Cash taxes were a net payment of $24.2 million and $37.9 million for the current quarter and nine months ended period, respectively, compared to a net payment of $14.0 million in the prior quarter, $56.3 million net refund in the year-ago quarter, and $49.9 million net refund in the year-ago nine months period.

See Note 11 - Income Taxes in Item 1. Consolidated Financial Statements for additional information, including deferred tax assets and specific tax discrete items.

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

Commercial Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
Earnings Summary	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest income	$309.4	$316.6	$318.6	$933.5	$965.9
Rental income on operating leases	252.3	251.2	250.4	754.8	767.8
Finance revenue	561.7	567.8	569.0	1,688.3	1,733.7
Interest expense	(131.3)	(127.8)	(131.8)	(378.9)	(392.2)
Depreciation on operating lease equipment	(71.1)	(77.4)	(66.9)	(222.0)	(191.3)
Maintenance and other operating lease expenses	(57.9)	(53.3)	(56.6)	(165.0)	(156.1)
Net finance revenue (NFR)	301.4	309.3	313.7	922.4	994.1
Provision for credit losses	(11.1)	0.2	(43.6)	(60.1)	(152.2)
Other non-interest income	70.9	74.8	76.2	218.0	202.2
Operating expenses	(168.6)	(176.5)	(193.0)	(523.8)	(578.4)
Income before income taxes	$192.6	$207.8	$153.3	$556.5	$465.7

Select Period End Balance
Loans and leases	$30,625.1	$30,231.0	$30,524.9	$30,625.1	$30,524.9
Earning assets (net of credit balances of factoring clients)	29,163.3	29,062.5	29,669.6	29,163.3	29,669.6
Select Average Balances
Average loans (includes HFS, and net of credit balances)	$20,977.7	$21,304.4	$22,097.1	$21,280.3	$22,284.3
Average operating leases (AOL)* (includes HFS)	7,797.6	7,612.2	7,283.7	7,637.1	7,119.5
Average earning assets (AEA)	29,011.1	29,158.6	29,777.1	29,161.9	29,844.4
Statistical Data
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses*	$123.3	$120.5	$126.9	$367.8	$420.4
Operating lease margin as a % of AOL*	6.33%	6.33%	6.97%	6.42%	7.87%
Net efficiency ratio	44.9%	45.6%	49.1%	45.5%	47.9%
Pretax return on AEA	2.66%	2.85%	2.06%	2.54%	2.08%
New business volume	$2,044.0	$2,046.3	$2,157.5	$5,705.7	$6,174.0
Factoring volume	$7,205.9	$5,731.3	$6,683.9	$19,748.8	$18,086.9
Select Divisional Data
Net finance revenue:
Commercial Finance	$94.8	$100.9	$108.5	$293.5	$337.2
Rail	80.9	77.6	77.5	240.3	271.7
Real Estate Finance	50.7	52.3	51.4	151.2	157.6
Business Capital	75.0	78.5	76.3	237.4	227.6
Segment total	$301.4	$309.3	$313.7	$922.4	$994.1
Net finance margin — NFR as a % of AEA
Commercial Finance	3.97%	4.09%	3.92%	3.96%	3.91%
Rail	4.29%	4.20%	4.33%	4.32%	5.16%
Real Estate Finance	3.62%	3.71%	3.73%	3.60%	3.87%
Business Capital	4.74%	5.02%	5.07%	5.05%	5.15%
Segment total	4.16%	4.24%	4.21%	4.22%	4.44%
* See discussion below for the impact of suspended depreciation.

78 CIT GROUP INC.

Commercial Banking pre-tax earnings decreased from the prior quarter, reflecting an increase in credit provisioning from an unusually low level in the prior quarter and lower NFR, which offset a decline in operating expenses. Pre-tax earnings increased relative to the year-ago quarter, reflecting lower credit costs and operating expenses, partially offset by a decrease in NFR.

AEA consists primarily of loans and leases. Average loans and leases net of credit balances of factoring clients was $28.8 billion for the quarter ended September 30, 2017, essentially flat from the prior quarter as a reduction in Commercial Finance was mostly offset by an increase in Rail and Business Capital and down 2% from the year-ago quarter, reflecting a decline in Commercial Finance, partially offset by increases in all other divisions. The Commercial Finance decline reflects the impact of loan prepayments and sales.

New lending and leasing volume of $2.0 billion was essentially unchanged from the prior quarter, and down from the year-ago quarter as all divisions had decreases in volume, except Real Estate Finance.

Factored volume of $7.2 billion was up 26% from the prior quarter due to seasonal trends and up 8% compared to the year-ago quarter, driven primarily by increased volume in the technology industry.

Rail average earning assets of $7.5 billion were up slightly from $7.4 billion in the prior quarter and $7.2 billion in the year-ago quarter. Rail car utilization in North American Rail was relatively flat at 95%. On June 30, 2017, we announced the sale of Nacco, our European rail leasing business, and transferred the portfolio to assets held for sale. Our portfolio includes approximately 135,000 railcars, of which approximately 14,500 are subject to the definitive sale agreement to sell Nacco, which is subject to regulatory approvals and is currently expected to close in the first quarter of 2018. At September 30, 2017, our North America portfolio had approximately 1,000 railcars on order from manufacturers, with deliveries scheduled through 2018. See Note 12 — Commitments in Item 1. Consolidated Financial Statements for further railcar manufacturer commitment data.

Highlights included:

▪
Net finance revenue ("NFR") decreased from both the prior and the year-ago quarters primarily reflecting lower purchase accounting accretion and prepayment benefits in Commercial Finance and Real Estate Finance. The decrease from a year ago quarter also reflects the impact of lower earning assets in Commercial Finance. Net rental income was up slightly from both the prior quarter and the year-ago quarter, primarily from the benefit from the suspension of depreciation on the rail assets held for sale. Railcar utilization, including commitments to lease, was relatively unchanged at 95% from the prior and year-ago quarters. The excess capacity in the rail market and the weakness in the lease rates for tank cars carrying crude are, however, expected to continue the downward pressure on renewal rates.

▪	Net Finance Margin ("NFM") was down compared to the prior quarter and year-ago quarter, reflecting lower purchase accounting accretion.

▪
Purchase accounting accretion totaled $22 million, $26 million and $37 million in the current, prior and year-ago quarters, respectively. Essentially all accretion benefited interest income, with a small amount decreasing interest expense. (Purchase accounting accretion is depicted in tabular form in the Net Finance Revenue section). The current quarter, prior and year-ago quarters included $12 million, $12 million and $17 million, respectively, of PAA that was accelerated due to prepayments.

▪
Gross yields were down compared to the prior quarter, reflecting declines in Rail and lower PAA in Commercial Finance and Real Estate Finance. Gross yields were up compared to the year ago quarter as lower Rail rentals and lower Commercial Finance and Real Estate Finance purchase accounting accretion were offset by the impact of higher interest rates.

See Select Segment and Division Margin Metrics table in Net Finance Revenue section for amounts of purchase accounting accretion and gross yields by division.

▪
Net operating lease revenue, which is a component of NFR, is driven primarily by the performance of our rail portfolio. Net operating lease revenue was up from the prior quarter as lower depreciation, due to suspended depreciation on railcars transferred to held for sale at the end of the second quarter, offset lower renewal lease rates. Once a long-lived asset is classified as assets held for sale, depreciation expense is no longer recognized, and the asset is evaluated for impairment with any such charge recorded in other income, of which none was recorded in the quarter

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 79 on these assets. Consequently, net operating lease revenue includes rental income on operating lease equipment classified as assets held for sale, but there is no related depreciation expense. Suspended depreciation on operating lease equipment in assets held for sale totaled $8 million for the current quarter, with no suspended depreciation in the prior periods. Excluding the suspended depreciation, the current quarter operating lease margin would have declined to 5.92%, from 6.33% in the prior quarter. Rental rates declined as average lease renewal rates continued to re-price down due to excess capacity in the market. We expect this rate to fluctuate depending on the number and types of cars renewing, and while there are signs of stabilization in certain car types, such as sand cars, demand for energy-related coal and tank cars remains weak.

▪	Other non-interest income decreased from the year-ago quarter and prior quarter, reflecting the following:

▪
Factoring commissions of $27 million were up from the prior quarter, reflecting the seasonal increase in volume and were down compared to the year-ago quarter, despite an increase in factoring volumes, as a reduction in the mix of higher risk receivables put downward pressure on pricing. Year to date, factoring commissions were $76 million, down from $79 million for the prior year.

▪
Gains on asset sales (including receivables, equipment and investments) totaled $16 million, compared to $21 million in the prior quarter and $16 million in the year-ago quarter. The gains for the quarters were primarily driven by sales of rail cars. Year to date, gains totaled $51 million, up slightly from the prior year.

▪
Fee revenue is mainly driven by fees on lines of credit and letters of credit, capital markets-related fees, agent and advisory fees and banking related fees, including cash management and account fees. Fee revenue was $24 million in the current quarter, down slightly from $26 million in the prior quarter and $26 million in the year-ago quarter. Year to date, fee revenue totaled $76 million, up slightly from $75 million in the prior year.

▪
The provision for credit losses in the current quarter totaled $11 million, compared to a slight benefit for credit losses in the prior quarter and $44 million in the year-ago quarter. The provision this quarter was principally the result of changes in portfolio mix but still remaining below a normalized run rate. The decline from the year-ago quarter was in the Commercial Finance and Business Capital divisions reflecting lower provision amounts for the maritime sector and the Commercial Services business. Year to date, the provision for credit losses was down due to the decline in Commercial Finance and Business Capital divisions, driven by the maritime and the Commercial Services businesses discussed above.

▪
Net charge-offs were $22 million (0.39% of average loans), essentially flat with $22 million (0.38%) in the year-ago quarter and down from $27.0 million (0.48%) from the prior quarter. The decrease from the year-ago quarter was driven by the Commercial Finance division, mostly in the energy portfolio. Year to date, net charge-offs were $76 million (0.45%) in 2017 and $88 million (0.51%) in 2016.

▪
Non-accrual loans were $241 million (1.06% of loans), compared to $229 million (1.03%) at June 30, 2017, and $251 million (1.11%) at December 31, 2016. The decrease from December 31, 2016 reflected a reduction in the Real Estate Finance division, while the increase from the prior quarter was in Commercial Finance.

▪
Operating expenses declined $8 million from the prior quarter and $24 million from the year ago quarter, primarily driven by tax reserve releases in the current quarter as well as lower employee related costs. Year to date, operating expenses decreased, reflecting the impact of management expense initiatives.

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

80 CIT GROUP INC.

Consumer Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
Earnings Summary	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest income	$92.2	$101.6	$105.1	$293.8	$313.9
Finance revenue	92.2	101.6	105.1	293.8	313.9
Interest benefit (expense)	16.0	9.6	(1.0)	32.1	(13.8)
Net finance revenue (NFR)	108.2	111.2	104.1	325.9	300.1
Provision for credit losses	(19.0)	(4.6)	(1.6)	(24.1)	(5.8)
Other non-interest income	(22.7)	5.7	13.1	(9.1)	33.0
Operating expenses	(106.2)	(96.2)	(87.1)	(298.0)	(258.2)
(Loss) income before income taxes	$(39.7)	$16.1	$28.5	$(5.3)	$69.1
Select Period End Balance
Loans (includes HFS)	$6,678.6	$6,746.9	$7,157.8	$6,678.6	$7,157.8
Earning assets	6,850.4	6,955.4	7,520.2	6,850.4	7,520.2
Deposits	23,247.6	22,935.4	22,877.4	23,247.6	22,877.4
Select Average Balances
Average loans (includes HFS)	$6,711.0	$6,812.8	$7,141.2	$6,832.7	$7,172.8
Average earning assets (AEA)	6,904.3	7,092.8	7,515.4	7,101.0	7,554.5
Statistical Data
Net efficiency ratio	118.9%	78.3%	70.4%	89.7%	73.4%
Pretax return on AEA	(2.30)%	0.91%	1.52%	(0.10)%	1.22%
New business volume	$223.2	$149.6	$286.3	$527.5	$762.0
Select Divisional Data
Net finance revenue:
Other Consumer Banking	$58.4	$52.5	$40.3	$157.5	$111.1
Legacy Consumer Mortgages	49.8	58.7	63.8	168.4	189.0
Segment total	$108.2	$111.2	$104.1	$325.9	$300.1
Net finance margin — NFR as a % of AEA
Other Consumer Banking	10.43%	9.69%	7.92%	9.56%	7.75%
Legacy Consumer Mortgages	4.27%	4.77%	4.66%	4.58%	4.46%
Segment total	6.27%	6.27%	5.54%	6.12%	5.30%

Pretax results for the quarter were impacted by approximately $42 million of charges, mostly impacting the provision for credit losses and other non-interest income, associated with the announced sale of the reverse mortgage portfolio in connection with the Financial Freedom Transaction. Interest expense has been a benefit as this segment receives credit from the other segments for the value of the deposits it generated.

Average loans, including held for sale, totaled $6.7 billion for the quarter ended September 30, 2017, down slightly from the prior quarter, due primarily to run-off of the LCM portfolios. The LCM portfolios made up $4.5 billion of the current quarter average balance, with a significant portion covered by loss sharing agreements with the FDIC. These agreements begin to expire in March 2019, the benefit of which is recorded within the indemnification asset. At September 30, 2017, LCM includes $862 million of reverse mortgage loans held for sale (along with $25 million of OREO) in connection with the announced Financial Freedom Transaction. See Note 5 — Indemnification Assets in Item 1. Consolidated Financial Statements of CIT’s Annual Report on Form 10-K for the year ended December 31, 2016 for more detailed discussion on the indemnification assets and Item 1. Consolidated Financial Statements, Note 2 - Discontinued Operations and Note 17 - Subsequent Events earlier in this document.

Deposits, which include deposits from the branch and online channels, increased $312 million from the prior quarter, primarily driven by an increase in online High Yield Savings Accounts (“HYSA”), partially offset by a decrease in time deposits and interest-bearing checking accounts. Deposits were up from the year-ago quarter, primarily driven by an increase in online HYSA, partially offset by a decrease in other savings and time deposits.

Other highlights include:

▪
NFR of $108 million increased from the year-ago quarter as the larger benefit from the value of the excess deposits generated offset the higher negative income on the indemnification assets that reduced interest income. NFR was down from the prior quarter due to lower purchase accounting accretion on loans and higher negative income on the indemnification assets. Net finance margin reflected similar trends. There was approximately $30 million of purchase accounting accretion in the current quarter, compared to $32 million in the year-ago quarter and $35 million in the

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 81 prior quarter. There was approximately $14 million of negative interest income in the current quarter, compared to $4 million in the year-ago quarter and $10 million last quarter. The higher negative income on the indemnification asset is due to improved cash flows on the underlying loans which caused a decrease in the expected cash flows to be received on the loss share agreement which expires in March 2019. There was about $4 million of accelerated purchase accounting accretion due to prepayments in the LCM single family residential mortgages in each of the current, prior quarter and year ago quarters. For the reverse mortgage loans subject to the announced sale, purchase accounting accretion of approximately $5 million has ceased subsequent to the loans being transferred to held for sale at the end of the third quarter. Similarly, year to date NFR is up mostly on the higher benefit from the value of the excess deposits.

▪
Other non-interest income included gains and (losses) on OREO properties, fee revenue and other miscellaneous income. Losses on OREO properties totaled approximately $4 million in the current quarter, driven by impairment charges on OREO properties included as part of the Financial Freedom Transaction, compared to gains of $3 million in the year-ago quarter and $3 million in the prior quarter. Fee revenue was approximately $2 million in the current and prior quarters, and $3 million in the year-ago quarter. Other revenue was a negative $20 million, impacted by the agreement to sell the reverse mortgage portfolio as part of the Financial Freedom transaction, including a $9 million impairment on reverse mortgage related assets and a $12 million write-down related to the reverse mortgage loan portfolio in held for sale. Other revenue was $7 million in the year-ago quarter, which included $5 million of gains related to the IndyMac Venture, and $1 million in the prior quarter.

▪
Non-accrual loans were $19 million (0.33% of loans) at September 30, 2017, flat with $20 million (0.29%) at June 30, 2017, and up from $17 million (0.25%) at December 31, 2016, essentially all of which are in LCM. The charge-offs of $20 million in the current quarter included a $15 million provision related to reverse mortgage loans transferred to held for sale in connection with the Financial Freedom Transaction.

▪
The operating expenses are proportionally higher than other segments, which causes the net efficiency ratio to be higher than other segments, reflecting the branch operations and other items. Compared to the year-ago and prior quarters, operating expenses increased, primarily driven by higher advertising and marketing expenses.

Non-Strategic Portfolios (NSP)

NSP consists of businesses and portfolios that we no longer consider strategic. These portfolios include international equipment financing, secured lending and leasing and advisory services to small and middle-market businesses.

Non-Strategic Portfolios: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
Earnings Summary	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest income	$4.6	$6.2	$22.7	$17.8	$70.9
Rental income on operating leases	—	—	3.9	—	11.6
Finance revenue	4.6	6.2	26.6	17.8	82.5
Interest expense	(3.0)	(5.0)	(12.7)	(13.0)	(41.0)
Net finance revenue (NFR)	1.6	1.2	13.9	4.8	41.5
Other non-interest income	4.9	0.2	4.9	2.2	26.1
Provision for credit losses	—	—	0.1	—	0.1
Operating expenses	(9.2)	(1.8)	(11.2)	(13.0)	(35.4)
(Loss) income before income taxes	$(2.7)	$(0.4)	$7.7	$(6.0)	$32.3
Select Period End Balance
Loans and leases	$87.8	$114.6	$1,004.1	$87.8	$1,004.1
Earning assets	228.8	230.0	1,194.7	228.8	1,194.7
Select Average Balances
Average earning assets (AEA)	226.9	319.5	1,282.7	307.7	1,397.6
Statistical Data
Net finance margin — NFR as a % of AEA	2.82%	1.50%	4.33%	2.08%	3.96%
Pretax return on AEA	(4.76)%	(0.50)%	2.40%	(2.60)%	3.08%
New business volume	$—	$—	$45.7	$—	$151.1

The 2017 results reflect primarily activity from the business in China, while 2016 results also reflect activity from the Canadian Equipment Finance and Corporate Finance businesses, which was sold in October 2016, plus the sale of the U.K. Equipment Finance business, which was sold in January 2016. The quarterly results are down mainly from higher operating costs, partially

82 CIT GROUP INC.

offset by higher other income, related to winding down our international locations. Operating expenses in the prior quarter were lower, primarily reflecting reduced costs due to sales of businesses and the run-off of assets. 2016 year to date, pretax income was higher than 2017 driven by higher earning asset balances and higher other income, which included a gain of $24 million from the sale of the U.K. business.

Loans and leases at September 30, 2017 totaled $88 million, all in China, down from $115 million in the prior quarter and $1.0 billion in the prior year quarter, which also included portfolios in Canada.

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

Corporate and Other: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
Earnings Summary	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest income	$47.8	$53.8	$29.3	$142.8	$86.6
Interest expense	(58.4)	(86.0)	(42.7)	(189.2)	(127.8)
Net finance revenue (NFR)	(10.6)	(32.2)	(13.4)	(46.4)	(41.2)
Other non-interest income	10.2	3.9	(10.6)	15.9	6.9
Operating expenses	6.7	(21.1)	(11.6)	(49.7)	(70.3)
Loss on debt extinguishment and deposit redemption	(53.5)	(164.8)	(5.2)	(218.3)	(9.2)
Loss before benefit for income taxes	$(47.2)	$(214.2)	$(40.8)	$(298.5)	$(113.8)
Select Balances
Average earning assets	$9,311.9	$14,104.9	$9,153.5	$10,965.1	$9,103.5
Earning assets (end of period)	$8,026.0	$9,916.8	$8,964.2	$8,026.0	$8,964.2

•
A number of noteworthy items impacting our strategic initiatives impact this division, which include the loss on debt extinguishment and deposit redemptions, restructuring costs and net costs associated with liability management and capital actions. In total, these amounts reduced pretax income by $56 million in the current quarter, $2 million in the year-ago quarter and $183 million in the prior quarter, and for the nine months ended, $254 million for September 30, 2017 and $32 million for September 30, 2016.

•
Interest income consists of interest and dividend income, primarily from investment securities and cash deposited at other financial institutions. The higher balance in the prior quarter reflected cash proceeds from the sale of Commercial Air on April 4, 2017, of which approximately $9 million related to the amount earned between the closing of the Commercial Air sale and the related liability management and capital actions. In addition, we continued to use cash to invest in higher-yielding “High Quality Liquid Assets."

•
Interest expense in Corporate represents amounts in excess of expenses allocated to segments and amounts related to excess liquidity. In the prior quarter, $23 million of the increase from the year-ago and prior quarters resulted from the interest expense on approximately $5.8 billion of unsecured borrowings that previously was allocated to the Commercial Air discontinued operations but was recorded in continuing operations following the Commercial Air sale on April 4, 2017, until the redemption of that debt later in that quarter.

•
Other non-interest income primarily reflects gains and (losses) on derivatives and foreign currency exchange, and mark to market adjustments on certain MBS securities carried at fair value. Other non-interest income increased from the prior quarter, and the year-ago quarter. Driving the current quarter were mark-to-market benefits on the MBS securities carried at fair value and gains on investment sales of $10 million. The year-ago quarter included a gain from the MBS securities portfolio carried at fair value of $10 million, offset by mark-to-market charges of $20 million on total return swaps.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 83

•
Operating expenses including salary and general and administrative expenses are allocated to the segments based on predetermined forecasts. In the current period, the expenses were below the forecasted amounts, resulting in an overallocation to the segments. Operating expenses for the quarter included $3 million in restructuring costs, compared to $3 million in the prior quarter and $2 million in the year-ago quarter.

•
The loss on debt extinguishment for the current quarter reflects the costs incurred on the tender and redemptions of approximately $0.8 billion of unsecured debt. The loss on debt extinguishment for the prior quarter reflects the costs incurred on the tender and redemptions of approximately $5.8 billion of unsecured debt. See Note 6 — Borrowings of Item 1. Consolidated Financial Statements and "Funding and Liquidity" later in the MDA.

84 CIT GROUP INC.

LOANS AND LEASES

The following table presents our loans and leases by segment.

Loans and Leases Composition (dollars in millions)

	September 30, 2017	June 30, 2017	December 31, 2016
Commercial Banking
Commercial Finance
Loans	$9,316.9	$9,440.5	$9,923.9
Assets held for sale	79.5	114.4	351.4
Total loans and leases	9,396.4	9,554.9	10,275.3
Rail
Loans	81.9	83.5	103.7
Operating lease equipment, net	6,267.4	6,298.2	7,117.1
Assets held for sale	1,128.0	1,039.4	0.3
Total loans and leases	7,477.3	7,421.1	7,221.1
Real Estate Finance
Loans	5,563.2	5,601.2	5,566.6
Assets held for sale	0.8	—	—
Total loans and leases	5,564.0	5,601.2	5,566.6
Business Capital
Loans	7,730.6	7,216.0	6,968.1
Operating lease equipment, net	456.8	437.8	369.0
Assets held for sale	—	—	6.0
Total loans and leases	8,187.4	7,653.8	7,343.1
Total Segment - Commercial Banking
Loans	22,692.6	22,341.2	22,562.3
Operating lease equipment, net	6,724.2	6,736.0	7,486.1
Assets held for sale	1,208.3	1,153.8	357.7
Total loans and leases	30,625.1	30,231.0	30,406.1
Consumer Banking
Legacy Consumer Mortgages
Loans	3,503.1	4,503.1	4,829.9
Assets held for sale	862.1	52.4	32.8
Total loans	4,365.2	4,555.5	4,862.7
Other Consumer Banking
Loans	2,309.6	2,187.4	2,143.7
Assets held for sale	3.8	4.0	35.4
Total loans	2,313.4	2,191.4	2,179.1
Total Segment - Consumer Banking
Loans	5,812.7	6,690.5	6,973.6
Assets held for sale	865.9	56.4	68.2
Total loans	6,678.6	6,746.9	7,041.8
Non-Strategic Portfolios
Assets held for sale	87.8	114.6	210.1
Total loans and leases	87.8	114.6	210.1

Total Loans	$28,505.3	$29,031.7	$29,535.9
Total operating lease equipment, net	6,724.2	6,736.0	7,486.1
Total assets held for sale	2,162.0	1,324.8	636.0
Total loans and leases	$37,391.5	$37,092.5	$37,658.0

Total loans and leases were $37.4 billion at September 30, 2017, up 0.8% from June 30, 2017 but down 0.7% from December 31, 2016, primarily driven by seasonally higher factoring receivables, partially offset by lower loans in Commercial Finance due to prepayments and the run-off of LCM in Consumer Banking. The changes in assets held for sale from December 31, 2016 reflect the additions of the European rail assets and the reverse mortgage loan portfolio in LCM.

Total loans and leases trends are discussed in the respective segment descriptions in “Results by Business Segment.”

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 85

The following table presents the changes to our total loans and leases:

Changes in Loans and Leases (dollars in millions)

	Commercial Banking	Consumer Banking	Non- Strategic Portfolios	Total
Balance at June 30, 2017	$30,231.0	$6,746.9	$114.6	$37,092.5
New business volume	2,044.0	223.2	—	2,267.2
Loan and portfolio sales	(31.9)	(23.8)	—	(55.7)
Equipment sales	(36.9)	—	(6.4)	(43.3)
Depreciation	(71.1)	—	—	(71.1)
Gross charge-offs	(27.7)	(20.5)	—	(48.2)
Collections and other	(1,482.3)	(247.2)	(20.4)	(1,749.9)
Balance at September 30, 2017	$30,625.1	$6,678.6	$87.8	$37,391.5

Balance at December 31, 2016	$30,406.1	$7,041.8	$210.1	$37,658.0
New business volume	5,705.7	527.5	—	6,233.2
Loan and portfolio sales	(271.4)	(101.5)	(0.6)	(373.5)
Equipment sales	(122.0)	—	(37.5)	(159.5)
Depreciation	(222.0)	—	—	(222.0)
Gross charge-offs	(92.4)	(22.0)	—	(114.4)
Collections and other	(4,778.9)	(767.2)	(84.2)	(5,630.3)
Balance at September 30, 2017	$30,625.1	$6,678.6	$87.8	$37,391.5

Portfolio activities are discussed in the respective segment descriptions in “Results by Business Segment”.

The following tables present new business and factoring volumes, along with loan and portfolio sales and equipment sales by segment:

New Business and Factoring Volume (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Commercial Banking	$2,044.0	$2,046.3	$2,157.5	$5,705.7	$6,174.0
Consumer Banking	223.2	149.6	286.3	527.5	762.0
Non-Strategic Portfolios	—	—	45.7	—	151.1
Total	$2,267.2	$2,195.9	$2,489.5	$6,233.2	$7,087.1
Factoring volume	$7,205.9	$5,731.3	$6,683.9	$19,748.8	$18,086.9

Loan and Portfolio Sales (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Commercial Banking	$31.9	$112.6	$173.3	$271.4	$443.6
Consumer Banking	23.8	32.8	28.6	101.5	71.7
Non-Strategic Portfolios	—	0.6	—	0.6	20.1
Total	$55.7	$146.0	$201.9	$373.5	$535.4

Equipment Sales (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Commercial Banking	$36.9	$52.1	$60.8	$122.0	$195.9
Non-Strategic Portfolios	6.4	13.2	23.5	37.5	46.4
Total	$43.3	$65.3	$84.3	$159.5	$242.3

86 CIT GROUP INC.

CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer loans and leases by geographical regions:

Total Loans and Leases by Geographic Region (dollars in millions)

	September 30, 2017		December 31, 2016
West	$11,734.4	31.4%	$11,858.7	31.5%
Northeast	9,163.4	24.5%	9,766.0	25.9%
Midwest	4,503.5	12.0%	4,241.9	11.3%
Southwest	4,014.8	10.7%	4,112.8	10.9%
Southeast	3,421.6	9.2%	3,299.5	8.8%
Total U.S.	32,837.7	87.8%	33,278.9	88.4%
Canada	1,383.8	3.7%	1,199.8	3.2%
Europe	1,335.2	3.6%	1,154.5	3.1%
Asia / Pacific	878.8	2.3%	1,100.1	2.9%
All other countries	956.0	2.6%	924.7	2.4%
Total	$37,391.5	100.0%	$37,658.0	100.0%

Ten Largest Accounts

Our ten largest loan and lease accounts, primarily lessors of rail assets and factoring clients, in the aggregate represented 4.8% of our total loans and leases at September 30, 2017 (the largest account was less than 1.0%). The ten largest loan and lease accounts were 4.2% of total loans and leases at December 31, 2016.

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial loans and leases by obligor geography:

Commercial Loans and Leases by Obligor - Geographic Region (dollars in millions)

	September 30, 2017		December 31, 2016
Northeast	$8,129.7	26.1%	$8,643.0	27.9%
West	7,237.9	23.3%	7,168.7	23.1%
Midwest	4,304.7	13.9%	4,027.8	13.0%
Southwest	3,919.2	12.6%	4,016.7	12.9%
Southeast	2,967.7	9.5%	2,789.3	9.0%
Total U.S.	26,559.2	85.4%	26,645.5	85.9%
Canada	1,383.8	4.4%	1,199.8	3.9%
Europe	1,335.2	4.3%	1,154.5	3.7%
Asia / Pacific	878.8	2.8%	1,100.1	3.5%
All other countries	956.0	3.1%	924.7	3.0%
Total	$31,113.0	100.0%	$31,024.6	100.0%

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 87

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our loans and leases:

Commercial Loans and Leases by Obligor - State and Country (dollars in millions)

	September 30, 2017		December 31, 2016
State
California	$5,298.6	17.0%	$5,220.8	16.8%
Texas	3,146.9	10.1%	3,296.3	10.6%
New York	2,997.7	9.7%	3,084.0	10.0%
All other states	15,116.0	48.6%	15,044.4	48.5%
Total U.S.	26,559.2	85.4%	26,645.5	85.9%
Country
Canada	1,383.8	4.4%	1,199.8	3.9%
Marshall Islands	544.1	1.7%	632.2	2.0%
France	392.7	1.3%	268.5	0.9%
All other countries	2,233.2	7.2%	2,278.6	7.3%
Total International	$4,553.8	14.6%	$4,379.1	14.1%

Industry Concentrations

The following table represents loans and leases by industry of obligor:

Commercial Loans and Leases by Obligor - Industry (dollars in millions)
	September 30, 2017		December 31, 2016
Real Estate	$5,148.5	16.6%	$4,988.5	16.1%
Manufacturing(1)	4,668.0	15.0%	4,478.7	14.4%
Retail(2)	2,589.8	8.3%	2,296.3	7.4%
Wholesale	2,276.5	7.3%	2,178.2	7.0%
Energy and utilities	2,156.9	6.9%	2,224.4	7.2%
Rail	1,849.6	5.9%	2,088.5	6.7%
Maritime	1,515.2	4.9%	1,660.2	5.4%
Oil and gas extraction / services	1,410.2	4.5%	1,516.7	4.9%
Service industries	1,361.2	4.4%	1,533.7	4.9%
Business Services	1,359.4	4.4%	1,424.0	4.6%
Healthcare	1,304.9	4.2%	1,325.3	4.3%
Finance and insurance	1,270.0	4.1%	698.6	2.3%
Transportation	1,239.6	4.0%	1,337.6	4.3%
Other (no industry greater than 2%)	2,963.2	9.5%	3,273.9	10.5%
Total	$31,113.0	100.0%	$31,024.6	100.0%

(1)	At September 30, 2017, includes manufacturers of chemicals, including pharmaceuticals (4.4%), petroleum and coal, including refining (2.6%), food (1.4%), and stone, clay, glass and concrete (1.3%).

(2)	At September 30, 2017 includes retailers of general merchandise (3.2%) and food and beverage providers (1.6%).

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer loans, including PCI loans. During the quarter ended September 30, 2017, the reverse mortgage loan portfolio was transferred to held for sale and is included in the table below. The consumer PCI loans are included in the total outstanding and displayed separately, net of purchase accounting adjustments. PCI loans are discussed in more detail in Note 3 — Loans in Item 1. Consolidated Financial Statements.

Consumer Loans (dollars in millions)

	September 30, 2017		December 31, 2016
	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$5,245.1	83.6%	$5,501.6	82.9%
Reverse mortgage	862.1	13.7%	891.8	13.5%
Home Equity Lines of Credit	170.1	2.7%	237.1	3.6%
Other consumer	1.2	–	2.9	—
Total loans	$6,278.5	100.0%	$6,633.4	100.0%

88 CIT GROUP INC.

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

Consumer Loans Geographic Concentrations (dollars in millions)

	September 30, 2017		December 31, 2016
	Net Investment	% of Total	Net Investment	% of Total
California	$4,057.9	64.6%	$4,217.0	63.6%
New York	486.6	7.7%	524.0	7.9%
Florida	254.5	4.0%	282.7	4.3%
New Jersey	138.4	2.2%	159.4	2.4%
Maryland	125.6	2.0%	137.7	2.1%
Other States and Territories(1)	1,215.5	19.5%	1,312.6	19.7%
	$6,278.5	100.0%	$6,633.4	100.0%

(1)	No state or territory has a total in excess of 2%.

OTHER ASSETS AND OTHER LIABILITIES

The following tables present the components of other assets and other liabilities.

Other Assets (dollars in millions)

	September 30, 2017	December 31, 2016
Tax credit investments & Investments in Unconsolidated Subsidiaries	265.6	220.2
Counterparty receivables	263.8	437.3
Current and deferred federal and state tax assets	195.4	201.3
Property, furniture and fixtures	178.9	191.1
Indemnification assets	171.8	341.4
Intangible assets, net	119.1	140.7
Other(1)	472.5	585.0
Total other assets	$1,667.1	$2,117.0

(1)	Other includes executive retirement plan and deferred compensation, prepaid expenses, accrued interest and dividends, servicing advances, OREO and other miscellaneous assets.

Other Liabilities (dollars in millions)

	September 30, 2017	December 31, 2016
Accrued expenses and accounts payable	$530.9	$580.4
Current and deferred taxes payable	229.7	250.6
Fair value of derivative financial instruments	80.2	69.0
Accrued interest payable	59.8	181.2
Other(1)	595.5	816.4
Total other liabilities	$1,496.1	$1,897.6

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

Interest rate risk and sensitivity is influenced primarily by the composition of the balance sheet, driven by the type of products offered (fixed/floating rate loans and deposits), investments, funding and hedging activities. Our assets are primarily comprised of commercial loans, consumer loans, equipment owned and leased, cash and investments. Our leasing products are level/fixed payment transactions, whereas the payments on the majority of our commercial loan portfolio is variable based on a floating rate index such as LIBOR or Prime. Our commercial portfolio includes approximately $13.5 billion of fixed-rate (of which $6.7 billion is operating lease equipment) and $15.1 billion of floating rate assets. Our consumer loan portfolio has hybrid, floating rate and level/fixed payment assets (comprised of 47% of unpaid principal balance). Our interest bearing deposits at banks have generally short durations and reprice frequently. We use a variety of funding sources, including online, branch, commercial, and brokered deposit channels as well as wholesale debt funding, including FHLB advances. With respect to liabilities, time deposits and unsecured debt are fixed-rate, secured debt is a mix of fixed and floating rate, and the rates on savings accounts vary based on the market environment and competition. The composition of our assets and liabilities generally results in a net asset-sensitive position at the shorter end of the yield curve, mostly related to moves in LIBOR, whereby our assets will reprice faster than our liabilities.

Deposits continued to grow as a percent of total funding. CIT Bank, N.A. sources deposits primarily through a retail branch network in Southern California, direct-to-consumer (via the Internet), commercial, and brokered channels. At September 30, 2017, deposits totaled approximately $30 billion. Time deposits were approximately $15 billion and represented approximately 50% of the total, most of which were sourced through direct channels. The deposit rates we offer can be influenced by market conditions and competitive factors. Beta represents the correlation between overall market interest rates and the rates paid by CIT Bank. We model a beta of approximately 45% on our non-maturity deposits for a +100 bps rate increase over the next 12 months. Changes in interest rates, as well as actions by competitors, can affect our deposit pricing and potentially impact our ability to attract and retain deposits. In a rising rate environment, we may need to increase rates to renew maturing time deposits and attract new deposits. Rates on our savings account deposits may fluctuate due to pricing competition and may also move with short-term interest rates. In general, retail deposits represent a low-cost source of funds and are less sensitive to interest rate changes than floating rate non-deposit funding sources. We regularly test the effect of deposit rate changes on our margins and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective.

90 CIT GROUP INC.

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

Change to NII and EVE Sensitivity

	September 30, 2017		June 30, 2017		December 31, 2016
	+100 bps	–100 bps	+100 bps	–100 bps	+100 bps	–100 bps
NII	3.6%	(3.6)%	4.4%	(4.5)%	3.2%	(2.4)%
EVE	(0.9)%	1.0%	(0.6)%	0.9%	(2.1)%	2.3%

As of September 30, 2017, we ran a range of scenarios, including a 200 basis point parallel increase scenario, which resulted in an NII Sensitivity of 7.3% and an EVE of (1.9)%, while a 200 basis point decline scenario was not run in the current rate environment as the scenario is less relevant. We have an assumed rate floor of 0% for the decline scenarios.

The changes in NII sensitivity as of September 2017 compared to June 2017 is primarily driven by a reduction in cash.

The change in EVE sensitivity as of September 2017 compared to June 2017 is primarily a result of a reduction in cash and secondarily from liability management actions.

As detailed above, NII sensitivity is positive with respect to an increase in interest rates. This position is primarily driven by our floating rate loan portfolio, which reprices frequently, and cash. Our floating rate loan portfolio includes approximately $7.4 billion of loans ($2.7 billion of commercial loans and $4.7 billion of consumer loans) that are subject to interest rate floors, of which approximately $0.6 billion are still below their floors. On a net basis, we generally have more floating/repricing assets than liabilities in the near term. As a result, our current portfolio is more sensitive to moves in short-term interest rates in the near term. Therefore, our net interest income may increase if short-term interest rates rise, or decrease if short-term interest rates decline. Market-implied forward rates over the future twelve months are used to determine a base interest rate scenario for the net interest income projection for the base case. This base projection is compared with those calculated under varying interest rate scenarios such as a 100 basis point parallel rate shift to arrive at NII Sensitivity.

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

We use results of our various interest rate risk analyses to formulate asset and liability management (“ALM”) strategies, in coordination with the Asset Liability Committee (“ALCO”), in order to achieve the desired risk profile, while managing our objectives for capital adequacy and liquidity risk exposures. Specifically, we may manage our interest rate risk position through certain pricing strategies for loans and deposits, our investment strategy, issuing term debt with floating or fixed interest rates, and using derivatives such as interest rate swaps, which modify the interest rate characteristics of certain assets or liabilities.

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

Cash

Cash totaled $3.1 billion at September 30, 2017, down from $5.3 billion at June 30, 2017, and $6.4 billion at December 31, 2016. Cash at September 30, 2017 consisted of $2.2 billion at CIT Bank, $0.9 billion related to the bank holding company and other operating subsidiaries. The lower cash balance reflected the early retirement of unsecured debt, purchases of investment securities, which are an alternative source of liquidity, and an investment in a new bank owned life insurance policy.

Investment Securities

Investment securities consist primarily of fixed income debt securities. Investment securities increased by $0.2 billion in the third quarter (over $1.2 billion year-to-date) to $5.7 billion at September 30, 2017, as we continue to deploy cash and grow the investment portfolio. See Note 5 — Investment Securities in Item 1. Consolidated Financial Statements for additional information on types of investment securities.

Liquidity Regulation

The Basel III Final Rule requires banks and BHCs to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario. Beginning January 1, 2017, the minimum requirement was 100%. At September 30, 2017, our modified LCR was above 100% at both the Bank and on a consolidated basis.

Credit Facilities

At September 30, 2017, we maintained additional liquidity sources in the form of:

▪	A multi-year committed Revolving Credit Facility that has a total commitment of $750 million, of which approximately $675 million was available to be drawn; and

▪
Committed securitization facilities and secured bank lines totaled $2.1 billion, of which $975 million was unused at September 30, 2017, provided that eligible assets are available that can be funded through these facilities.

Funding Sources

Funding sources consist of deposits and borrowings. As we execute on our strategic initiatives, we plan to continue to increase the proportion of deposits in our funding mix. During the third quarter, we repaid $0.8 billion of unsecured borrowings, bringing the total unsecured borrowings either repaid or redeemed this year to $6.6 billion. See Note 6 — Borrowings in Item 1. Consolidated Financial Statements. As such, the amount of deposits to total funding increased to 78% from 68% at December 31, 2016. Unsecured borrowings decreased to 10% from 23% at December 31, 2016 due to the redemptions during 2017, while secured borrowings totaled 12% and 9%, respectively.

See Net Finance Revenue section for a tabular presentation of our funding mix at September 30, 2017, and December 31, 2016.

92 CIT GROUP INC.

Deposits

CIT offers its deposits through various channels. The period end balances are as follows:

Deposits by Channel(1) (dollars in millions)

	September 30, 2017		December 31, 2016
	Total	Percent of Total	Total	Percent of Total
Branch	$11,721.0	40%	$12,269.7	38%
Online	11,526.6	38%	10,272.4	32%
Brokered	3,797.5	13%	5,807.4	18%
Commercial	2,549.6	9%	3,954.8	12%
Total	$29,594.7	100%	$32,304.3	100%

(1)	The December 31, 2016 presentation was updated to conform to the current period presentation, which aligns with our management view of the deposit channels.

The following table details our period end deposit balances by type:

Deposits (dollars in millions)

	September 30, 2017		December 31, 2016
	Total	Percent of Total	Total	Percent of Total
Checking and Savings:
Non-interest bearing checking	$1,360.3	5%	$1,255.6	4%
Interest bearing checking	2,658.1	9%	3,251.8	10%
Money market / Sweeps(1)	4,927.5	17%	6,593.3	20%
Savings	5,891.9	20%	4,303.0	13%
Time deposits	14,584.1	49%	16,729.0	52%
Other	172.8	—%	171.6	1%
Total	$29,594.7	100%	$32,304.3	100%

(1)	Includes deposit sweep arrangements related to money market and healthcare savings accounts. Healthcare savings account sweeps were fully redeemed as of September 30, 2017.

CIT Bank, N.A. offers a full suite of deposit offerings to its commercial and consumer customers through a network of 70 branches in Southern California and a national online platform. Increasing the proportion of deposit funding and lowering costs is a key area of focus for CIT. Deposits declined during the quarter, as growth in the online channel was more than offset by declines in higher-cost deposits in the brokered channel and higher beta deposits in the commercial channel. Year to date, we have shifted the mix of our deposits, as the decline in longer duration time deposits and higher cost brokered deposits, as well as a reduction of certain commercial deposits was partially offset by an increase in High Yield Savings Accounts. Beginning in late 2016 and through the first half of 2017, there have been increases in the short-term interest rates and a shift in deposit mix. As such, the weighted average rate of deposits was 1.22% for the quarter ended September 30, 2017, compared to 1.20% for the prior quarter. Compared to the year-ago quarter, the weighted average rate on total outstanding deposits increased by 1 basis point from 1.21%, primarily driven by higher interest rates and a shift in deposit mix. See Net Finance Revenue section for further discussion on average balances and rates.

Borrowings

Borrowings consist of senior unsecured notes and secured borrowings (structured financings and FHLB advances), which totaled $8.5 billion in aggregate at September 30, 2017, down from $14.9 billion at December 31, 2016. The weighted average coupon rate of borrowings at September 30, 2017 was 3.35%, down from 4.20% at December 31, 2016, reflecting the unsecured debt redemptions.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 93

Periodically, based on market conditions and other factors, and subject to compliance with applicable laws and regulations and terms of our existing indebtedness, including the Revolving Credit Facility, the TRS Facility and senior unsecured borrowings, we may repurchase, exchange or redeem outstanding senior unsecured borrowings, repay the Revolving Credit Facility, TRS Facility or otherwise enter into transactions regarding our debt or capital structure. For example, we may periodically evaluate and engage in liability management transactions, including repurchases of outstanding senior unsecured notes funded by the issuance of, or exchanges of, newly issued unsecured borrowings, as we seek to mitigate refinancing risk by actively managing our debt maturity profile and interest cost.

Unsecured Borrowings

Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility, which had a total commitment of $750 million at September 30, 2017, and the amount available to draw upon was approximately $675 million, with the remaining amount of approximately $75 million utilized for issuance of letters of credit.

The applicable margin charged under the facility, covenant and guarantor information and amendments made to the facility in connection with the consummation of the Commercial Air Sale is disclosed in Note 6 — Borrowings in Item 1. Consolidated Financial Statements. As of September 30, 2017, the Company was in compliance with the minimum guarantor asset coverage ratio and the minimum Tier 1 Capital requirement.

Senior Unsecured Borrowings

At September 30, 2017, senior unsecured borrowings outstanding totaled $3.7 billion and the weighted average coupon rate was 4.81%, down from $10.6 billion and 5.03%, respectively, as of December 31, 2016. The reduction in balance related to the tender and repayments of approximately $0.8 billion and $5.8 billion of unsecured borrowings during the third and second quarters, respectively, as described in detail in Note 6 — Borrowings in Item 1. Consolidated Financial Statements.

Secured Borrowings

We may pledge assets for secured financing transactions, which include borrowings from the FHLB and/or FRB, conduit securitizations, or for other purposes as required or permitted by law. Our secured financing transactions do not meet accounting requirements for sale treatment and are recorded as secured borrowings, with the assets remaining on-balance sheet pursuant to GAAP. The debt issued in conjunction with these transactions is collateralized by certain discrete receivables, loans, leases and/or underlying equipment. Certain related cash balances are restricted.

FHLB Advances

CIT Bank is a member of the FHLB of San Francisco and may borrow under a line of credit that is secured by pledged collateral. The Bank makes decisions regarding utilization of advances based upon a number of factors including available collateral, liquidity needs, cost of funds and alternative sources of funding.

FHLB Balances (dollars in millions)

	September 30, 2017	December 31, 2016
Total borrowing capacity	$4,943.7	$5,462.4
Less:
Advances	(3,145.5)	(2,410.8)
Letters of credit	(65.9)	(758.3)
Available capacity	$1,732.3	$2,293.3
Weighted average rate	1.44%	1.18%
Pledged assets	$5,906.5	$6,389.7

FHLB Advances and pledged assets are also discussed in Note 6 — Borrowings in Item 1. Consolidated Financial Statements.

94 CIT GROUP INC.

Structured Financings

Structured financings totaled $1.6 billion at September 30, 2017, and $1.9 billion at December 31, 2016. The weighted average coupon rate of structured financings was 3.62% at September 30, 2017, up from 3.39% at December 31, 2016, reflecting increases in benchmark rates and repayment of lower coupon debt tranches.

CIT Bank, N.A. structured financings totaled $102 million at September 30, 2017 and $241 million at December 31, 2016, which were secured by pledged assets of $177 million and $345 million, respectively. Non-CIT Bank, N.A. structured financings were $1.5 billion and $1.7 billion at September 30, 2017 and December 31, 2016, respectively, and were secured by $4.3 billion of pledged assets at September 30, 2017 and $3.8 billion of pledged assets at December 31, 2016.

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

There were no outstanding borrowings with the FRB Discount Window as of September 30, 2017 or December 31, 2016. See Note 6 — Borrowings in Item 1. Consolidated Financial Statements for total balances pledged, including amounts to the FRB.

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

CIT and CIT Bank, N.A. debt ratings, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and DBRS Inc. (“DBRS”) are presented in the following table:

Ratings
	S&P	Fitch	Moody’s	DBRS
Last Credit Update	12/13/16	11/29/16	4/7/17	10/13/17
CIT Group Inc.
Issuer / Counterparty Credit Rating	BB+	BB+	N/A	BB (High)
Revolving Credit Facility Rating	BB+	BB+	Ba2	BBB (Low)
Series C Notes / Senior Unsecured Debt Rating	BB+	BB+	Ba2	BB (High)
Non-Cumulative Perpetual Preferred Stock	B+	B	B1	B(High)
Outlook	Stable	Stable	Stable	Stable
CIT Bank, N.A.
Deposit Rating (LT/ST)	N/A	BBB-/F3	Baa2/P-2	BBB (Low)/R-2(Mid)
Issuer Senior Unsecured Debt	BBB-	BB+	Ba2	BBB (Low)
Outlook	Stable	Stable	Stable	Stable
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

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 95

Contractual Commitments

Commitment Expiration for the Twelve Months Ended September 30 (dollars in millions)

	Total	2018	2019	2020	2021	2022+
Financing commitments	$6,284.9	$1,822.7	$696.9	$1,297.9	$1,139.1	$1,328.3
Rail and other purchase commitments	227.4	227.4	—	—	—	—
Letters of credit	227.1	48.5	56.2	20.4	60.5	41.5
Deferred purchase agreements	2,224.5	2,224.5	—	—	—	—
Guarantees, acceptances and other recourse obligations	1.5	1.5	—	—	—	—
Liabilities for unrecognized tax obligations(1)	13.7	5.0	8.7	—	—	—
Total contractual commitments	$8,979.1	$4,329.6	$761.8	$1,318.3	$1,199.6	$1,369.8
(1) The balance for 2019 reflects the remaining balance, which cannot be estimated further.
Financing commitments increased from $6.0 billion at December 31, 2016 to $6.3 billion at September 30, 2017. Financing commitments include commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $1.2 billion at September 30, 2017. Also included are Business Capital credit line agreements, with an amount available of $290 million, net of the amount of receivables assigned to us. These are cancellable by CIT only after a notice period.

At September 30, 2017, substantially all our undrawn financing commitments were senior facilities, with approximately 83% secured by commercial equipment or other assets, and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance division of Commercial Banking. The top ten undrawn commitments totaled $559 million at September 30, 2017. The table above includes approximately $1.7 billion of undrawn financing commitments at September 30, 2017 for instances where the customer is not in compliance with contractual obligations or does not have the adequate collateral to borrow against the unused facility, and therefore CIT does not have a contractual obligation to lend under such financing commitments.

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

96 CIT GROUP INC.

Return of Capital

Year to date September 30, 2017, CIT repurchased an aggregate of $3.4 billion of common shares through a combination of an equity tender offer, open market repurchases of shares ("OMR") and an accelerated share repurchase program ("ASR"). The equity tender resulted in the Company repurchasing approximately 57.3 million common shares at a purchase price of $48 per share (total of approximately $2.75 billion). The OMRs resulted in the repurchase of 818,071 common shares at an average price of $46.45 per share in the second quarter of 2017 and 2,660,893 common shares at an average price of $44.82 per share during the third quarter of 2017. Under the terms of the ASR, CIT paid to the dealer $512 million in exchange for the initial delivery of approximately 9.25 million common shares. During the 3rd quarter of 2017, the ASR final settlement resulted in CIT receiving 1,452,119 common shares. Total average cost of the ASR was $47.82 per share.

CIT has $106 million of repurchases remaining that can be executed by the end of the first half of 2018 under current authorizations, of which $6 million is eligible for execution in the 2017 fourth quarter.

We declared the following common stock dividends in 2017:

2017 Dividends

Declaration Date	Payment Date	Per Share Dividend
January 18, 2017	February 24, 2017	$0.15
April 18, 2017	May 26, 2017	$0.15
July 17, 2017	August 25, 2017	$0.15
October 16, 2017	November 24, 2017	$0.16

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

On October 16, 2017, the Board of Directors declared a semi-annual preferred cash dividend of $30.29 per preferred share on outstanding preferred stock. The preferred stock dividend is payable on December 15, 2017, to preferred shareholders of record as of November 30, 2017.

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. The regulatory capital guidelines applicable to the Company were based on the Basel III Final Rule. At September 30, 2017 and December 31, 2016, the capital ratios of the Company and the Bank exceeded all capital adequacy requirements under the Basel III Final Rule on a fully phased-in basis.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 97

Capital Components, Risk-Weighted Assets, and Capital Ratios (dollars in millions, except ratios)

	September 30, 2017		December 31, 2016
	Transition Basis	Fully Phased-in Basis	Transition Basis	Fully Phased-in Basis
Common Equity Tier 1 (CET1) Capital
Total common stockholders’ equity(1)	$7,126.3	$7,126.3	$10,002.7	$10,002.7
Effect of certain items in accumulated other comprehensive loss excluded from CET1 Capital and qualifying noncontrolling interests	65.7	65.7	79.1	79.1
Adjusted total equity	7,192.0	7,192.0	10,081.8	10,081.8
Less: Goodwill, net associated deferred tax liabilities (DTLs)(2)	(659.2)	(659.2)	(733.1)	(733.1)
Less: Deferred tax assets (DTAs) arising from net operating loss and tax credit carryforwards	(93.3)	(116.6)	(213.7)	(213.7)
Less: Intangible assets, net of associated DTLs(2)	(69.3)	(86.7)	(68.3)	(113.8)
Less: Other CET1 Capital deductions (3)	—	—	(7.8)	(17.5)
Total CET1 Capital	6,370.2	6,329.5	9,058.9	9,003.7
Additional Tier 1 Capital
Preferred Stock	325.0	325.0	—	—
Less: Other Additional Tier 1 Capital deductions (4)	(55.2)	(31.8)	—	—
Total Additional Tier 1 Capital	269.8	293.2	—	—
Total Tier 1 Capital	6,640.0	6,622.7	9,058.9	9,003.7
Tier 2 Capital
Qualifying allowance for credit losses and other reserves(5)	463.8	463.8	476.3	476.3
Total Capital	$7,103.8	$7,086.5	$9,535.2	$9,480.0
Risk-Weighted Assets	$44,672.7	$45,123.5	$64,586.3	$65,068.2
CIT Ratios
CET1 Capital Ratio	14.3%	14.0%	14.0%	13.8%
Tier 1 Capital Ratio	14.9%	14.7%	14.0%	13.8%
Total Capital Ratio	15.9%	15.7%	14.8%	14.6%
Tier 1 Leverage Ratio	13.4%	13.4%	13.9%	13.9%
CIT Bank, N.A. Ratios
CET1 Capital Ratio	13.9%	13.7%	13.4%	13.2%
Tier 1 Capital Ratio	13.9%	13.7%	13.4%	13.2%
Total Capital Ratio	15.1%	15.0%	14.7%	14.4%
Tier 1 Leverage Ratio	11.7%	11.7%	10.9%	10.8%

(1)	See Consolidated Balance Sheets for the components of Total common stockholders’ equity.

(2)	Goodwill and disallowed intangible assets adjustments also reflect the portion included within assets held for sale and discontinued operations.

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

(5)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	September 30, 2017	December 31, 2016
Balance sheet assets	$49,335.5	$64,170.2
Risk weighting adjustments to balance sheet assets	(10,342.6)	(13,241.6)
Off-Balance sheet items	5,679.8	13,657.7
Risk-Weighted Assets	$44,672.7	$64,586.3

The 2017 off-balance sheet items primarily reflect $2.8 billion of unused lines of credit (largely related to the Commercial Finance and Real Estate Finance divisions), $2.2 billion of deferred purchase agreements (related to the factoring business within the Business Capital division), and $0.7 billion of other items. The risk-weighted assets for off-balance sheet items as of September 30, 2017 decreased from December 31, 2016 mainly due to the sale of the Commercial Air business, which had

98 CIT GROUP INC.

purchase commitments of $8.7 billion at December 31, 2016. See Note 12 — Commitments in Item 1. Consolidated Financial Statements for further detail on commitments.

Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	September 30, 2017	December 31, 2016
Total common stockholders’ equity	$7,126.3	$10,002.7
Less: Goodwill	(625.5)	(685.4)
Intangible assets	(119.1)	(140.7)
Tangible book value(1)	$6,381.7	$9,176.6
Book value per share	$54.25	$49.50
Tangible book value per share(1)	$48.58	$45.41

(1)	Tangible book value and tangible book value per share are non-GAAP measures.

Book value and Tangible book value (“TBV”) decreased from December 31, 2016, primarily reflecting the capital actions completed through September 2017. Book Value and Tangible book value per share increased as a result of approximately 71.5 million common shares being repurchased since December 31, 2016.

CIT BANK, N.A.

Total assets for the Bank were down compared to December 31, 2016. Total loans and leases were down 4.3%, as growth from new business volume was offset by portfolio runoff, collections and sales. Loans were down 6.3% from December 31, 2016, reflecting reductions in the LCM portfolio as the portfolio continues to run off and the reverse mortgage portfolio was transferred into Assets Held for Sale as part of the Financial Freedom Transaction. In addition there were reductions in Commercial Finance, related to higher prepayments and portfolio sales. Operating lease equipment was up 4.5% from December 31, 2016, attributable to higher balances in Rail and Business Capital. The portfolio of operating lease equipment, of $3.7 billion, is comprised mostly of railcars. Assets Held for Sale increased 22.4% from December 31, 2016 mainly due to the addition of the reverse mortgage portfolio, which was part of the announced Financial Freedom Transaction. These additions were partially offset by sales in Business Air as well as other decreases within the Commercial Finance portfolio.

Cash and investment securities totaled $7.7 billion at September 30, 2017, down $0.9 billion from December 31, 2016, mainly attributable to a decrease in cash. The decrease in cash was primarily used to increase the investment securities ($1.4 billion) and for an investment in Bank Owned Life Insurance ($0.7 billion). Investments increased to $5.5 billion from $4.0 billion at December 31, 2016. The investment securities are mostly mortgage-backed and federal agency securities. As part of our business strategy, CIT Bank continued to redeploy available cash into higher-yielding “High Quality Liquid Assets.”

Indemnification assets decreased to $171.8 million from $341.4 million at December 31, 2016, primarily due to an agreement reached with the FDIC during the 2nd quarter of 2017 to release approximately $77 million of indemnification assets for covered servicing-related obligations related to Fannie Mae serviced reverse mortgage loans pursuant to the loss share agreement between CIT Bank and the FDIC related to the acquisition by OneWest Bank.

CIT Bank deposits decreased from December 31, 2016. See discussion of deposits in "Funding and Liquidity" section.

FHLB advances provide a consistent source of both available and contingent funding for the Bank, which is a member of the FHLB of San Francisco. Borrowings increased from December 31, 2016, reflecting advances of $750 million during the current quarter.

The Bank’s capital and leverage ratios are included in the tables that follow and remained well above required levels. CIT Bank reports regulatory capital ratios in accordance with the Basel III Final Rule and determines risk weighted assets under the Standardized Approach.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 99

The following presents condensed financial information for CIT Bank, N.A.

Condensed Balance Sheets (dollars in millions)

	September 30, 2017	December 31, 2016
ASSETS:
Cash and deposits with banks	$2,230.6	$4,647.2
Investment securities	5,489.3	4,035.6
Assets held for sale	1,135.0	927.3
Loans	25,524.5	27,246.2
Allowance for loan losses	(389.6)	(406.6)
Operating lease equipment, net	3,737.5	3,575.8
Bank owned life insurance	651.8	—
Goodwill	490.9	490.9
Other assets	1,008.2	1,266.0
Assets of discontinued operations	346.7	448.1
Total Assets	$40,224.9	$42,230.5
LIABILITIES AND EQUITY:
Deposits, including $196.6 and $15.4 deposits of affiliates at September 30, 2017 and December 31, 2016, respectively	$29,793.9	$32,324.5
FHLB advances	3,145.5	2,410.8
Borrowings	502.0	241.4
Other liabilities	922.0	1,130.2
Liabilities of discontinued operations	554.4	935.8
Total Liabilities	34,917.8	37,042.7
Total Equity	5,307.1	5,187.8
Total Liabilities and Equity	$40,224.9	$42,230.5

Capital Ratios*

	September 30, 2017	December 31, 2016
Common Equity Tier 1 Capital	13.7%	13.2%
Tier 1 Capital Ratio	13.7%	13.2%
Total Capital Ratio	15.0%	14.4%
Tier 1 Leverage ratio	11.7%	10.8%

*  The capital ratios presented above are reflective of the fully-phased in Basel III approach.

Loans and Leases by Segment (dollars in millions)

	September 30, 2017	December 31, 2016
Commercial Banking
Commercial Finance	$9,576.2	$10,753.3
Real Estate Finance	5,564.0	5,566.6
Business Capital	5,265.2	5,146.9
Rail	3,313.0	3,240.7
Total	23,718.4	24,707.5
Consumer Banking
Legacy Consumer Mortgages	4,365.2	4,862.7
Other Consumer Banking	2,313.4	2,179.1
Total	6,678.6	7,041.8
Total Financing and Leasing Assets	$30,397.0	$31,749.3

100 CIT GROUP INC.

Condensed Statements of Operations (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest income	$427.4	$453.4	$445.5	$1,309.8	$1,337.1
Interest expense	(107.4)	(115.4)	(110.7)	(327.9)	(332.0)
Net interest revenue	320.0	338.0	334.8	981.9	1,005.1
Provision for credit losses	(30.6)	(8.7)	(42.4)	(68.0)	(166.4)
Net interest revenue, after credit provision	289.4	329.3	292.4	913.9	838.7
Rental income on operating leases	112.4	110.8	101.4	331.5	287.9
Other non-interest income	37.9	74.8	122.2	189.8	247.3
Total net revenue, net of interest expense and credit provision	439.7	514.9	516.0	1,435.2	1,373.9
Operating expenses	(215.5)	(253.2)	(257.3)	(729.4)	(785.5)
Depreciation on operating lease equipment	(51.3)	(48.8)	(42.6)	(146.5)	(118.2)
Maintenance and other operating lease expenses	(7.1)	(5.8)	(3.8)	(21.0)	(16.3)
Loss on debt extinguishment and deposit redemption	(0.7)	(0.5)	(4.9)	(1.2)	(7.3)
Income before provision for income taxes	165.1	206.6	207.4	537.1	446.6
Provision for income taxes	(55.8)	(53.3)	(74.1)	(170.0)	(158.7)
Income from continuing operations	109.3	153.3	133.3	367.1	287.9
Income (loss) on discontinued operations	(4.4)	10.4	(29.9)	(3.2)	(201.1)
Net income	$104.9	$163.7	$103.4	$363.9	$86.8
New business volume — funded	$2,216.5	$2,168.7	$2,403.9	$6,132.6	$6,871.5

Compared to the prior quarter, the Bank’s current quarter results were impacted by impairments recorded related to the reverse mortgage portfolio associated with the Financial Freedom Transaction, with charges in both other non-interest income and provision for credit losses. The decrease in interest income reflects lower PAA. The decline also reflected a reduction in AEA from last quarter from the use of cash proceeds that were on deposit with the Bank related to the Commercial Air sale. Compared to the year-ago quarter, net income was flat although there have been improvements in various areas such as operating expenses and provision for credit losses.

Interest income decreased from the prior quarter due to lower PAA accretion and a decrease in interest bearing deposits related to the proceeds from the Aerospace sale. The decrease from the year-ago quarter reflects lower PAA accretion mainly in the Commercial Banking portfolio as well as decreases due to a decline in AEA.

Other non-interest income in the current quarter decreased from both the prior quarter and the year-ago quarter due to a $9 million impairment on reverse mortgage related assets and $12 million write down related to the reverse mortgage portfolio in held for sale reflecting the agreement to sell the reverse mortgage portfolio as part of the Financial Freedom Transaction. In addition, the current quarter contains lower gains on asset sales. The year-ago quarter also included a gain of $47 million related to the sale of aircraft to the Bank Holding Company (which eliminates in consolidation) associated with the sale of Commercial Air.

The provision for credit losses in the current quarter increased from the prior quarter but decreased from the year-ago quarter. The increase in the current quarter is due to a $15 million provision recorded on the transfer of the reverse mortgage portfolio to held for sale, while the increase versus the year-ago quarter is a result of lower reserves mainly in the Commercial Banking business which are largely balance related. Net charge-offs were 0.65% and 0.27% for the third and second quarter of 2017, respectively. Excluding the impact of the reverse mortgage charge-offs related to the transfer to held for sale, the current quarter net charge-offs would have been 0.35%.

Operating expenses were down from the year-ago quarter and prior quarter, which resulted in an improved efficiency ratio. The decrease is a result of a decrease in professional fees, FDIC insurance and sales and use taxes. The net efficiency ratio was 50.8%, compared to 49.0% in the year-ago quarter and 52.7% in the prior quarter.

The current quarter includes a loss from discontinued operations related to Financial Freedom and is driven by an increase in the service related contingent liability associated with the announced sale. Prior quarter included a gain on discontinued operations, which was driven by a net release of the servicing-related reserves, partially offset by an impairment charge related to the mortgage servicing rights. In addition, during the prior quarter, the Company entered into a settlement with the HUD OIG and Department of Justice to resolve servicing related claims for an amount within the Company’s existing reserves.  The Company also recognized a write-down of its servicing operations of $54 million, of which $50 million related to impairment of its mortgage servicing rights.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 101

Discontinued Operations is discussed in an earlier section in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 — Discontinued Operations in Item 1. Consolidated Financial Statements.

Net Finance Revenue (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest income	$427.4	$453.4	$445.5	$1,309.8	$1,337.1
Rental income on operating leases	112.4	110.8	101.4	331.5	287.9
Finance revenue	539.8	564.2	546.9	1,641.3	1,625.0
Interest expense	(107.4)	(115.4)	(110.7)	(327.9)	(332.0)
Depreciation on operating lease equipment	(51.3)	(48.8)	(42.6)	(146.5)	(118.2)
Maintenance and other operating lease expenses	(7.1)	(5.8)	(3.8)	(21.0)	(16.3)
Net finance revenue (“NFR”)	$374.0	$394.2	$389.8	$1,145.9	$1,158.5
Average Earning Assets (“AEA”)	$39,026.7	$44,542.2	$41,086.4	$41,286.0	$41,319.2

Net Finance Revenue (continued)

	Quarters Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
As a % of AEA:
Interest income	4.38%	4.07%	4.34%	4.23%	4.31%
Rental income on operating leases	1.15%	1.00%	0.99%	1.07%	0.93%
Finance revenue	5.53%	5.07%	5.33%	5.30%	5.24%
Interest expense	(1.10)%	(1.04)%	(1.08)%	(1.06)%	(1.07)%
Depreciation on operating lease equipment	(0.53)%	(0.44)%	(0.41)%	(0.47)%	(0.38)%
Maintenance and other operating lease expenses	(0.07)%	(0.05)%	(0.04)%	(0.07)%	(0.05)%
Net finance margin (“NFM”)	3.83%	3.54%	3.80%	3.70%	3.74%

The decline in AEA from last quarter reflects the use of cash proceeds that were on deposit with the Bank from the Commercial Air sale, which elevated the AEA in the second quarter. Since our loans and lease composition includes operating lease equipment (10% of AEA as of September 30, 2017), the Company believes NFM is a more appropriate metric for the Bank, as opposed to net interest margin (“NIM”) (a common metric used by other banks), as NIM would not reflect the net revenue from the operating lease portfolio.

Operating leases contributed $54 million to NFR during the current quarter, compared to $56 million in the prior quarter and $55 million in year-ago quarter.

102 CIT GROUP INC.

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

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 103

SELECT DATA AND AVERAGE BALANCE SHEETS

Select Data (dollars in millions)

	At or for the Quarters Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Select Statement of Operations Data
Net interest revenue	$277.3	$269.0	$287.5	$838.9	$862.5
Provision for credit losses	(30.1)	(4.4)	(45.1)	(84.2)	(157.9)
Total non-interest income	315.6	335.8	337.9	981.8	1,047.6
Total non-interest expenses	(459.8)	(591.1)	(431.6)	(1,489.8)	(1,298.9)
Income from continuing operations, net of tax	222.8	41.2	94.2	342.2	243.2
Income (loss) from discontinued operation, net of tax	(3.2)	115.5	37.3	214.0	51.3
Net income	219.6	156.7	131.5	556.2	294.5
Per Common Share Data
Diluted income per common share — continuing operations	$1.64	$0.22	$0.47	$1.96	$1.21
Diluted income per common share	$1.61	$0.85	$0.65	$3.19	$1.46
Book value per common share	$54.25	$51.88	$55.45
Tangible book value per common share	$48.58	$46.34	$49.56
Dividends declared per common share	$0.15	$0.15	$0.15	$0.45	$0.45
Dividend payout ratio	9.3%	17.6%	23.1%	14.1%	30.8%
Performance Ratios
Return on average tangible common equity, proforma for estimated capital adjustment	14.58%	2.84%	7.41%	7.34%	5.94%
Adjusted return on average tangible common equity	9.20%	8.14%	8.34%	7.99%	6.29%
Net finance revenue as a percentage of average earning assets	3.53%	3.07%	3.51%	3.38%	3.60%
Return (from continuing operations) on average earning assets	1.96%	0.33%	0.79%	0.96%	0.68%
Return (from continuing operations) on average continuing operations total assets	1.86%	0.31%	0.72%	0.91%	0.62%
Balance Sheet Data
Loans including receivables pledged	$28,505.3	$29,031.7	$29,897.0
Allowance for loan losses	(419.5)	(426.0)	(415.0)
Operating lease equipment, net	6,724.2	6,736.0	7,383.1
Goodwill	625.5	625.5	1,043.7
Total cash and deposits	3,112.3	5,337.9	6,752.5
Investment securities	5,744.8	5,530.0	3,592.4
Assets of discontinued operation	562.0	630.9	12,973.4
Total assets	49,335.5	50,478.9	65,981.1
Deposits	29,594.7	30,925.0	32,851.7
Borrowings	8,531.2	8,621.4	14,684.0
Liabilities of discontinued operation	563.7	607.8	4,388.3
Total common stockholders’ equity	7,126.3	7,026.2	11,204.4
Credit Quality
Non-accrual loans as a percentage of loans	0.93%	0.88%	0.95%
Net charge-offs as a percentage of average loans	0.58%	0.38%	0.28%	0.44%	0.38%
Allowance for loan losses as a percentage of loans	1.47%	1.47%	1.39%
Capital Ratios
Total ending equity to total ending assets	15.1%	14.6%	17.0%
Common Equity Tier 1 Capital Ratio (fully phased-in)	14.0%	14.4%	13.6%
Total Tier 1 Capital Ratio (fully phased-in)	14.7%	15.1%	13.6%
Total Capital Ratio (fully phased-in)	15.7%	16.2%	14.3%

Average Balances and Rates(1) (dollars in millions)

	Quarters Ended
	September 30, 2017			June 30, 2017			September 30, 2016
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing cash deposits	$3,873.9	$12.5	1.29%	$9,510.5	$23.8	1.00%	$6,368.9	$8.9	0.56%
Investments	5,796.3	38.0	2.62%	5,016.1	33.1	2.64%	3,411.2	23.0	2.70%
Loans and loans held for sale (net of credit balances of factoring clients)(2)(3)
U.S.(2)	27,613.6	411.3	5.96%	27,998.0	424.1	6.06%	29,116.6	422.7	5.81%
Non-U.S.	179.5	5.8	12.92%	259.0	6.9	10.66%	1,122.7	25.4	9.05%
Total Loans(2)	27,793.1	417.1	6.00%	28,257.0	431.0	6.10%	30,239.3	448.1	5.93%
Total interest earning assets / interest income(2)(3)	37,463.3	467.6	4.99%	42,783.6	487.9	4.56%	40,019.4	480.0	4.80%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	6,061.5	94.2	6.22%	6,026.0	97.0	6.44%	5,934.2	103.5	6.98%
Non-U.S.(4)	1,736.1	29.1	6.70%	1,586.2	23.5	5.93%	1,400.9	27.3	7.79%
Total operating leases, net(4)	7,797.6	123.3	6.33%	7,612.2	120.5	6.33%	7,335.1	130.8	7.13%
Indemnification assets	193.3	(13.6)	(28.14)%	280.0	(9.7)	(13.86)%	374.2	(4.3)	(4.49)%
Average earning assets ("AEA")(2)	45,454.2	577.3	5.08%	50,675.8	598.7	4.73%	47,728.7	606.5	5.08%
Non-interest earning assets
Cash and due from banks	522.5			647.2			832.7
Allowance for loan losses	(421.7)			(439.9)			(398.1)
All other non-interest bearing assets	2,330.5			2,124.6			4,156.5
Assets of discontinued operation	591.5			1,108.1			12,972.8
Total Average Assets	$48,477.0			$54,115.8			$65,292.6
Liabilities
Interest bearing deposits and borrowings
Interest bearing deposits	$28,820.2	92.6	1.29%	$30,222.9	94.6	1.25%	$31,732.9	99.4	1.25%
Borrowings(5)	8,591.6	84.1	3.92%	10,702.5	114.6	4.28%	15,221.7	88.8	2.33%
Total interest-bearing liabilities	37,411.8	176.7	1.89%	40,925.4	209.2	2.04%	46,954.6	188.2	1.60%
Non-interest bearing deposits	1,495.9			1,411.2			1,184.8
Other non-interest bearing liabilities	1,582.3			1,609.1			1,605.2
Liabilities of discontinued operation	579.6			904.8			4,368.8
Noncontrolling interests	0.2			0.3			0.5
Stockholders' equity	7,407.2			9,265.0			11,178.7
Total Average Liabilities and Shareholders' Equity	$48,477.0			$54,115.8			$65,292.6
Net revenue spread			3.19%			2.68%			3.48%
Impact of non-interest bearing sources			0.34%			0.39%			0.03%
Net revenue/yield on earning assets(2)		$400.6	3.53%		$389.5	3.07%		$418.3	3.51%

Average Balances and Rates(1) (dollars in millions) (continued)

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing cash deposits	$6,265.5	$48.9	1.04%	$6,612.1	$25.6	0.52%
Investments	5,105.3	102.1	2.67%	3,173.6	68.3	2.87%
Loans and loans held for sale (net of credit balances of factoring clients)(2)(3)
U.S.(2)	27,960.2	1,238.7	5.91%	29,361.8	1,283.1	5.83%
Non-U.S.	299.4	29.3	13.05%	1,199.3	76.2	8.47%
Total Loans(2)	28,259.6	1,268.0	5.98%	30,561.1	1,359.3	5.93%
Total interest earning assets / interest income(2)(3)	39,630.4	1,419.0	4.77%	40,346.8	1,453.2	4.80%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	6,045.8	292.9	6.46%	5,804.3	347.3	7.98%
Non-U.S.(4)	1,591.3	74.9	6.28%	1,367.2	84.7	8.26%
Total operating leases, net(4)	7,637.1	367.8	6.42%	7,171.5	432.0	8.03%
Indemnification assets	268.2	(31.1)	(15.46)%	381.7	(15.9)	(5.55)%
Average earning assets ("AEA")(2)	47,535.7	1,755.7	4.92%	47,900.0	1,869.3	5.20%
Non-interest earning assets
Cash and due from banks	647.3			905.6
Allowance for loan losses	(431.6)			(382.2)
All other non-interest bearing assets	2,279.9			4,236.9
Assets of discontinued operation	4,837.7			12,968.7
Total Average Assets	$54,869.0			$65,629.0
Liabilities
Interest bearing deposits and borrowings
Interest bearing deposits	$29,952.9	281.2	1.25%	$31,725.2	298.3	1.25%
Borrowings(5)	11,351.1	267.8	3.15%	15,725.3	276.5	2.34%
Total interest-bearing liabilities	41,304.0	549.0	1.77%	47,450.5	574.8	1.62%
Non-interest bearing deposits	1,437.2			1,125.8
Other non-interest bearing liabilities	1,642.7			1,629.0
Liabilities of discontinued operation	1,560.3			4,288.5
Noncontrolling interests	0.3			0.5
Stockholders' equity	8,924.5			11,134.7
Total Average Liabilities and Shareholders' Equity	$54,869.0			$65,629.0
Net revenue spread			3.15%			3.58%
Impact of non-interest bearing sources			0.23%			0.02%
Net revenue/yield on earning assets(2)		$1,206.7	3.38%		$1,294.5	3.60%

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

104 CIT GROUP INC.

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

Net finance revenue is a non-GAAP measure that represents the level of revenue earned on our loans and leases. NFR is another key performance measure used by management to monitor portfolio performance. NFR is also used to calculate a performance margin, NFM.

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

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 105

Total Net Revenue and Net Operating Lease Revenue (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Total Net Revenue
Interest income (GAAP)	$454.0	$478.2	$475.7	$1,387.9	$1,437.3
Rental income on operating leases (GAAP)	252.3	251.2	254.3	754.8	779.4
Finance revenue (Non-GAAP)	706.3	729.4	730.0	2,142.7	2,216.7
Interest expense (GAAP)	(176.7)	(209.2)	(188.2)	(549.0)	(574.8)
Depreciation on operating lease equipment (GAAP)	(71.1)	(77.4)	(66.9)	(222.0)	(191.3)
Maintenance and other operating lease expenses (GAAP)	(57.9)	(53.3)	(56.6)	(165.0)	(156.1)
Net finance revenue (Non-GAAP)	400.6	389.5	418.3	1,206.7	1,294.5
Other non-interest income (GAAP)	63.3	84.6	83.6	227.0	268.2
Total net revenue (Non-GAAP)	$463.9	$474.1	$501.9	$1,433.7	$1,562.7
Average Earning Assets (Non-GAAP)	$45,454.2	$50,675.8	$47,728.7	$47,535.7	$47,900.0
NFM (NFR as a % of AEA)	3.53%	3.07%	3.51%	3.38%	3.60%
Net Operating Lease Revenue
Rental income on operating leases (GAAP)	$252.3	$251.2	$254.3	$754.8	$779.4
Depreciation on operating lease equipment (GAAP)	(71.1)	(77.4)	(66.9)	(222.0)	(191.3)
Maintenance and other operating lease expenses (GAAP)	(57.9)	(53.3)	(56.6)	(165.0)	(156.1)
Net operating lease revenue	$123.3	$120.5	$130.8	$367.8	$432.0

Net finance revenue (Non-GAAP)	$400.6	$389.5	$418.3	$1,206.7	$1,294.5
Noteworthy Items:
Suspended depreciation on assets HFS	(7.8)	—	—	(7.8)	—
Excess interest cost from Commercial Air transaction	—	23.4	—	23.4	—
Interest on excess cash from Commercial Air transaction	—	(9.1)	—	(9.1)	—
NFR, excluding noteworthy items (Non-GAAP)	$392.8	$403.8	$418.3	$1,213.2	$1,294.5

Average Earning Assets (Non-GAAP)	$45,454.2	$50,675.8	$47,728.7	$47,535.7	$47,900.0
AEA adjustment for Commercial Air sale	—	(3,686.0)	—	(1,244.0)	—
AEA, excluding Commercial Air adjustment (Non-GAAP)	$45,454.2	$46,989.8	$47,728.7	$46,291.7	$47,900.0
NFM (NFR as a % of AEA)	3.46%	3.44%	3.51%	3.49%	3.60%

106 CIT GROUP INC.

2.	Operating Expenses and Net Efficiency Ratio, Excluding Certain Costs

A key performance metric the Company uses to gauge the level of expenses is in comparison to the average earning assets. A decline in this metric could show improvement, i.e. expenses not going up at the same rate of asset growth, or decreasing at a rate in excess of asset decline. Operating expenses excluding restructuring costs and intangible asset amortization is a non-GAAP measure used by management to compare period over period expenses. Another key performance metric gauges our expense usage via our net efficiency calculation. This calculation compares the level of expenses to the level of net revenues and is calculated by dividing the operating expenses by total net revenue, as presented below. A lower result reflects a more efficient use of our expenses to generate revenue. Net efficiency ratio is a non-GAAP measurement used by management to measure operating expenses (before restructuring costs and intangible amortization) to total net revenues. We exclude the recurring items from these calculations as they are charges resulting from our strategic initiatives and not our operating activity, and exclude the noteworthy items due to their episodic nature and size. Due to the exclusions of the mentioned items, and in certain instances, other noteworthy items, these are considered non-GAAP measures, as presented in the reconciliation below.

Operating Expenses Excluding Certain Costs (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Operating expenses (GAAP)	$(277.3)	$(295.6)	$(302.9)	$(884.5)	$(942.3)
Intangible asset amortization	6.2	6.2	6.4	18.6	19.2
Restructuring costs	2.9	3.4	2.3	21.1	32.3
Operating expenses exclusive of restructuring costs and intangible assets amortization, and other noteworthy items (Non-GAAP)	$(268.2)	$(286.0)	$(294.2)	$(844.8)	$(890.8)

Operating expenses (exclusive of restructuring costs and intangible assets amortization) as a % of AEA	2.36%	2.26%	2.47%	2.37%	2.48%
Operating expenses excluding restructuring costs and intangible asset amortization and other noteworthy items as a % of AEA	2.36%	2.43%	2.47%	2.43%	2.48%

Total Net Revenue (Non-GAAP)	$463.9	$474.1	$501.9	$1,433.7	$1,562.7
Suspended depreciation on assets HFS	(7.8)	—	—	(7.8)	—
Financial Freedom Transaction impairments on reverse mortgage related assets	26.8	—	—	26.8	—
Net costs of excess liquidity	—	14.3	—	14.3	—
CTA Charge	—	—	—	8.1	—
Gain on sale - UK business	—	—	—	—	(23.5)
Asset Impairment	—	—	—	—	11.0
Liquidating Europe CTA	—	—	—	—	3.3
Gain related to IndyMac venture			(5.0)		(5.0)
Total Net Revenue, excluding noteworthy items (Non-GAAP)	$482.9	$488.4	$496.9	$1,475.1	$1,548.5
Net Efficiency Ratio	57.8%	60.3%	58.6%	58.9%	57.0%
Net Efficiency Ratio excluding noteworthy items	55.5%	58.6%	59.2%	57.3%	57.5%

3.	Other Non-Interest Income

Other non-interest income serves as a source of revenue for CIT. Management monitors the level absent certain items to assist in comparability with prior period levels. We exclude the noteworthy items due to their episodic nature and size. Due to the exclusions of noteworthy items, these are considered non-GAAP measures, as presented in the reconciliation below.

Other Non-Interest Income, Excluding Noteworthy Items (dollars in millions)
	Quarters Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Other non-interest income (GAAP)	$63.3	$84.6	$83.6	$227.0	$268.2
Financial Freedom Transaction impairments on reverse mortgage related assets	26.8	—	—	26.8	—
CTA Charge	—	—	—	8.1	—
Gain on sale - UK business	—	—	—	—	(23.5)
Asset Impairment	—	—	—	—	11.0
Liquidating Europe CTA	—	—	—	—	3.3
Gain related to IndyMac venture	—	—	(5.0)	—	(5.0)
Other Non-interest income, excluding noteworthy items (Non-GAAP)	$90.1	$84.6	$78.6	$261.9	$254.0

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 107

4.	Earning Assets and Average Earning Assets (“AEA”)

Earning asset balances displayed in the table below are directly derived from the respective line items in the balance sheet. These represent revenue generating assets, and the average (AEA) of which provides a basis for management performance calculations such as NFM and operating expenses as a percentage of AEA. The average is derived using month end balances for the respective period. Because the balances are used in aggregate, as well the average, there are no direct comparative balances on the balance sheet, therefore these are considered non-GAAP measures.

Period End Earning Assets and Average Earning Asset Total (dollars in millions)
	Quarters Ended				Nine Months Ended
	September 30, 2017	June 30, 2017	December 31, 2016	September 30, 2016	September 30, 2017	September 30, 2016
Loans (GAAP)	$28,505.3	$29,031.7	$29,535.9	$29,897.0
Operating lease equipment, net (GAAP)	6,724.2	6,736.0	7,486.1	7,383.1
Interest bearing cash (GAAP)	2,658.9	4,739.0	5,608.5	5,936.0
Investment securities (GAAP)	5,744.8	5,530.0	4,491.1	3,592.4
Assets held for sale (GAAP)	2,162.0	1,324.8	636.0	1,406.7
Indemnification assets (GAAP)	171.8	208.5	341.4	362.4
Credit balances of factoring clients (GAAP)	(1,698.5)	(1,405.3)	(1,292.0)	(1,228.9)
Total earning assets (Non-GAAP)	$44,268.5	$46,164.7	$46,807.0	$47,348.7
Average Earning Assets (for the respective periods) (Non-GAAP)	$45,454.2	$50,675.8	$46,964.7	$47,728.7	$47,535.7	$47,900.0
AEA adjustment for Commercial Air sale impacts	—	(3,686.0)	—	—	(1,244.0)	—
AEA, excluding noteworthy items (Non-GAAP)	$45,454.2	$46,989.8	$46,964.7	$47,728.7	$46,291.7	$47,900.0

5.	Tangible Book Value, ROTCE and Tangible Book Value per Share

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

To provide further information, management included ROTCE calculations, ROTCE calculations excluding noteworthy items and adjusted for the previously disclosed return of capital of common equity to shareholders from the net proceeds of the Commercial Air sale.

108 CIT GROUP INC.

Tangible Book Value (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Total common shareholders' equity (GAAP)	$7,126.3	$7,026.2	$11,204.4	$7,126.3	$11,204.4
Less: Goodwill	(625.5)	(625.5)	(1,043.7)	(625.5)	(1,043.7)
Intangible assets	(119.1)	(125.4)	(147.6)	(119.1)	(147.6)
Tangible book value (Non-GAAP)	6,381.7	6,275.3	10,013.1	6,381.7	10,013.1
Less: Disallowed deferred tax asset	(116.6)	(53.5)	(815.7)	(116.6)	(815.7)
Tangible common equity (Non-GAAP)	$6,265.1	$6,221.8	$9,197.4	$6,265.1	$9,197.4
Average tangible common equity (Non-GAAP)	$6,249.1	$8,280.4	$9,152.8	$7,878.3	$9,061.9
Estimated capital adjustment related to Commercial Air sale	—	(1,903.1)	(2,975.0)	(1,424.8)	(2,975.0)
Average tangible common equity, adjusted (Non-GAAP)	$6,249.1	$6,377.3	$6,177.8	$6,453.5	$6,086.9

Net income (GAAP)	$219.6	$156.7	$131.5	$556.2	$294.5
Intangible asset amortization, after tax	5.0	4.0	4.5	13.0	12.2
Valuation allowance	—	—	15.7	—	15.7
Non-GAAP income - for ROTCE calculation	$224.6	$160.7	$151.7	$569.2	$322.4
Return on average tangible common equity	14.38%	7.76%	6.63%	9.63%	4.74%

Non-GAAP income, excluding noteworthy items	$137.8	$129.1	$169.3	$430.0	$499.6
Intangible asset amortization, after tax	5.0	4.0	4.5	13.0	12.2
Valuation allowance	—	—	15.7	—	15.7
Non-GAAP income, excluding noteworthy items - for ROTCE calculation	$142.8	$133.1	$189.5	$443.0	$527.5
Return on average tangible common equity, excluding noteworthy items	9.14%	6.43%	8.28%	7.50%	7.76%
Return on average tangible common equity, after noteworthy items and estimated capital adjustment	9.14%	8.35%	12.27%	9.15%	11.55%

Income from continuing operations (GAAP)	$222.8	$41.2	$94.2	$342.2	$243.2
Intangible asset amortization, after tax	5.0	4.0	4.5	13.0	12.2
Valuation allowance	—	—	15.7	—	15.7
Non-GAAP income from continuing operations - for ROTCE calculation	$227.8	$45.2	$114.4	$355.2	$271.1
Return on average tangible common equity, adjusted for estimated capital adjustment	14.58%	2.84%	7.41%	7.34%	5.94%
Non-GAAP income from continuing operations (from next page)	$138.7	$125.7	$108.6	$373.8	$259.3
Intangible asset amortization, after tax	5.0	4.0	4.5	13.0	12.2
Valuation allowance	—	—	15.7	—	15.7
Non-GAAP income from continuing operations - for ROTCE calculation	$143.7	$129.7	$128.8	$386.8	$287.2
Return on average tangible common equity, after noteworthy items and estimated capital adjustment	9.20%	8.14%	8.34%	7.99%	6.29%

6.	Net income excluding noteworthy items and income from continuing operations excluding noteworthy items

Net income excluding noteworthy items and income from continuing operations excluding noteworthy items are non-GAAP measures used by management as each excludes items from the respective line item in the GAAP statement of income. Due to volume and size of noteworthy items, the Company believes that adjusting for these items provides the user of CIT’s financial information a measure of the underlying performance of the Company and of continuing operations specifically. The non-GAAP noteworthy items are summarized in the following categories: significant due to the magnitude of the transaction; transactions pertaining to items no longer considered core to CIT’s on-going operations (i.e. sales of Non-Strategic Portfolios); legacy OneWest Bank issues prior to CIT’s ownership; and recurring items consistently noted in other non-GAAP measures, even though balance may not have been significant.

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 109

Net Income and Income from Continuing Operations, Excluding Noteworthy Items (dollars in millions, except per share data)
	Description	Line Item	Pre-tax Balance	Income Tax(2)	After-tax Balance	Per Share
Quarter Ended September 30, 2017
Net income					$219.6	$1.61
Continuing Operations	Debt redemption costs	Loss on debt extinguishment	$53.5	$(20.3)	33.2	0.24
	Strategic tax item - restructuring of an international legal entity	Benefit / provision for income taxes	—	(140.4)	(140.4)	(1.03)
	Suspended depreciation on assets HFS (Nacco rail assets)	Depreciation on operating lease equipment	(7.8)	2.6	(5.2)	(0.04)
	Financial Freedom Transaction, reverse mortgage charge-offs on loans transferred to HFS	Provision for credit losses	15.5	(6.0)	9.5	0.07
	Financial Freedom Transaction, impairments on reverse mortgage-related assets	Other non-interest income	26.8	(10.4)	16.4	0.12
	Restructuring expenses	Operating expenses	2.9	(0.5)	2.4	0.02

Discontinued Operations	Financial Freedom servicing asset-related items		3.7	(1.4)	2.3	0.02
Non-GAAP income, excluding noteworthy items(1)					$137.8	$1.01

Income from continuing operations					$222.8	$1.64
Continuing Operations	Debt redemption costs	Loss on debt extinguishment	$53.5	$(20.3)	33.2	0.24
	Strategic tax item - restructuring of an international legal entity	Benefit / provision for income taxes	—	(140.4)	(140.4)	(1.03)
	Suspended depreciation on assets HFS (Nacco rail assets)	Depreciation on operating lease equipment	(7.8)	2.6	(5.2)	(0.04)
	Financial Freedom Transaction, reverse mortgage charge-offs on loans transferred to HFS	Provision for credit losses	15.5	(6.0)	9.5	0.07
	Financial Freedom Transaction, impairments on reverse mortgage-related assets	Other non-interest income	26.8	(10.4)	16.4	0.12
	Restructuring expenses	Operating expenses	2.9	(0.5)	2.4	0.02
Non-GAAP income from continuing operations, excluding noteworthy items(1)					$138.7	$1.02

Quarter Ended June 30, 2017
Net income					$156.7	$0.85
Continuing Operations	Debt redemption costs	Loss on debt extinguishment	$164.8	$(65.2)	99.6	0.54
	Excess interest costs	Interest expense	23.4	(8.9)	14.5	0.08
	Interest on excess cash	Interest income	(9.1)	3.5	(5.6)	(0.03)
	Resolution of legacy tax items	Benefit / provision for income taxes	—	(19.3)	(19.3)	(0.11)
	Deferred tax recognition	Benefit / provision for income taxes	—	(6.9)	(6.9)	(0.04)
	Restructuring Expenses	Operating expenses	3.4	(1.2)	2.2	0.01
Discontinued Operations	Gain on sale - Commercial Air, net of certain expenses		(134.7)	35.0	(99.7)	(0.54)
	Financial Freedom net settlement items & servicing rights impairment		(20.2)	7.8	(12.4)	(0.07)
Non-GAAP income, excluding noteworthy items(1)					$129.1	$0.70

Income from continuing operations					$41.2	$0.22
Continuing Operations	Debt redemption costs	Loss on debt extinguishment	$164.8	$(65.2)	99.6	0.54
	Excess interest costs	Interest expense	23.4	(8.9)	14.5	0.08
	Interest on excess cash	Interest income	(9.1)	3.5	(5.6)	(0.03)
	Resolution of legacy tax items	Benefit / provision for income taxes	—	(19.3)	(19.3)	(0.11)
	Deferred tax recognition	Benefit / provision for income taxes	—	(6.9)	(6.9)	(0.04)
	Restructuring Expenses	Operating expenses	3.4	(1.2)	2.2	0.01
Non-GAAP income from continuing operations, excluding noteworthy items(1)					$125.7	$0.68

110 CIT GROUP INC.

Net Income and Income from Continuing Operations, Excluding Noteworthy Items (dollars in millions, except per share data)
	Description	Line Item	Pre-tax Balance	Income Tax(2)	After-tax Balance	Per Share
Quarter Ended September 30, 2016
Net income					$131.5	$0.65
Continuing Operations	China valuation allowance	Benefit / provision for income taxes	$—	$16.0	16.0	0.08
	Gain related to IndyMac venture	Other non-interest income	(5.0)	2.0	(3.0)	(0.01)
	Restructuring expenses	Operating expenses	2.3	(0.9)	1.4	0.01

Discontinued Operations	Financial Freedom servicing rights impairment		19.0	(7.0)	12.0	0.06
	Business Air goodwill impairment		18.4	(7.0)	11.4	0.05
Non-GAAP income, excluding noteworthy items(1)					$169.3	$0.83

Income from continuing operations					$94.2	$0.47
Continuing Operations	China valuation allowance	Benefit / provision for income taxes	$—	$16.0	16.0	0.08
	Gain related to IndyMac venture	Other non-interest income	(5.0)	2.0	(3.0)	(0.01)
	Restructuring expenses	Operating expenses	2.3	(0.9)	1.4	0.01
Non-GAAP income from continuing operations, excluding noteworthy items(1)					$108.6	$0.54

Nine Months Ended September 30, 2017
Net income					$556.2	$3.19
Continuing Operations	Debt redemption costs	Loss on debt extinguishment	$218.3	$(85.5)	132.8	0.76
	Strategic tax item - restructuring of an international legal entity	Benefit / provision for income taxes	—	(140.4)	(140.4)	(0.81)
	Suspended depreciation on assets HFS (Nacco rail assets)	Depreciation on operating lease equipment	(7.8)	2.6	(5.2)	(0.03)
	Financial Freedom Transaction, reverse mortgage charge-offs on loans transferred to HFS	Provision for credit losses	15.5	(6.0)	9.5	0.05
	Financial Freedom Transaction, impairments on reverse mortgage-related assets	Other non-interest income	26.8	(10.4)	16.4	0.09
	Excess interest costs	Interest expense	23.4	(8.9)	14.5	0.08
	CTA Charge	Other non-interest income	8.1	(1.3)	6.8	0.04
	Entity Restructuring	Benefit / provision for income taxes	—	14.0	14.0	0.08
	Resolution of legacy tax items	Benefit / provision for income taxes	—	(19.3)	(19.3)	(0.11)
	Deferred tax recognition	Benefit / provision for income taxes	—	(6.9)	(6.9)	(0.04)
	Interest on excess cash	Interest income	(9.1)	3.5	(5.6)	(0.03)
	Restructuring Expenses	Operating expenses	21.1	(6.1)	15.0	0.09
Discontinued Operations	Financial Freedom servicing asset-related items		3.7	(1.4)	2.3	0.01
	Gain on sale - Commercial Air, net of certain expenses		(134.7)	35.0	(99.7)	(0.57)
	Financial Freedom net settlement items and servicing rights impairment		(20.2)	7.8	(12.4)	(0.07)
	Suspended Depreciation		(113.0)	44.0	(69.0)	(0.40)
	Secured Debt Paydown		39.0	(5.0)	34.0	0.20
	Gain on sale - TC CIT joint venture		(14.0)	1.0	(13.0)	(0.07)
Non-GAAP income, excluding noteworthy items(1)					$430.0	$2.47

Income from continuing operations					$342.2	$1.96
Continuing Operations	Debt redemption costs	Loss on debt extinguishment	$218.3	$(85.5)	132.8	0.76
	Strategic tax item - restructuring of an international legal entity	Benefit / provision for income taxes	—	(140.4)	(140.4)	(0.81)
	Suspended depreciation on assets HFS (Nacco rail assets)	Depreciation on operating lease equipment	(7.8)	2.6	(5.2)	(0.03)
	Financial Freedom Transaction, reverse mortgage charge-offs on loans transferred to HFS	Provision for credit losses	15.5	(6.0)	9.5	0.05
	Financial Freedom Transaction, impairments on reverse mortgage-related assets	Other non-interest income	26.8	(10.4)	16.4	0.09
	Excess interest costs	Interest expense	23.4	(8.9)	14.5	0.08
	CTA Charge	Other non-interest income	8.1	(1.3)	6.8	0.04
	Entity Restructuring	Benefit / provision for income taxes	—	14.0	14.0	0.08
	Resolution of legacy tax items	Benefit / provision for income taxes	—	(19.3)	(19.3)	(0.11)
	Deferred tax recognition	Benefit / provision for income taxes	—	(6.9)	(6.9)	(0.04)
	Interest on excess cash	Interest income	(9.1)	3.5	(5.6)	(0.03)
	Restructuring Expenses	Operating expenses	21.1	(6.1)	15.0	0.09
Non-GAAP income from continuing operations, excluding noteworthy items(1)					$373.8	$2.15

Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk 111

Nine Months Ended September 30, 2016
Net income					$294.5	$1.46
Continuing Operations	Restructuring expenses	Operating expenses	$32.3	$(12.4)	19.9	0.10
	Gain on sale - UK	Other non-interest income	(23.5)	8.2	(15.3)	(0.08)
	Discrete tax benefit	Benefit for income taxes	—	(13.0)	(13.0)	(0.06)
	Asset impairment	Other non-interest income	11.0	(2.8)	8.2	0.04
	Liquidating Europe CTA	Other non-interest income	3.3	—	3.3	0.02
	China valuation allowance	Benefit / provision for income taxes	—	16.0	16.0	0.08
	Gain related to IndyMac venture	Other non-interest income	(5.0)	2.0	(3.0)	(0.01)

Discontinued Operations	Financial Freedom interest curtailment reserve and servicing rights impairment		249.0	(74.0)	175.0	0.86
	Business Air goodwill impairment		22.6	(8.6)	14.0	0.07
Non-GAAP income from continuing operations, excluding noteworthy items(1)					$499.6	$2.47

Income from continuing operations					$243.2	$1.21
Continuing Operations	Restructuring expenses	Operating expenses	$32.3	$(12.4)	19.9	0.10
	Gain on sale - UK	Other non-interest income	(23.5)	8.2	(15.3)	(0.08)
	Discrete tax benefit	Benefit for income taxes	—	(13.0)	(13.0)	(0.06)
	Asset impairment	Other non-interest income	11.0	(2.8)	8.2	0.04
	Liquidating Europe CTA	Other non-interest income	3.3	—	3.3	0.02
	China valuation allowance	Benefit / provision for income taxes	—	16.0	16.0	0.08
	Gain related to IndyMac venture	Other non-interest income	(5.0)	2.0	(3.0)	(0.01)
Non-GAAP income from continuing operations, excluding noteworthy items(1)					$259.3	$1.28

(1)	Items may not sum due to rounding.

(2)	Income tax rates vary depending on the specific item and the entity location in which it is recorded.

7.    Effective Tax Rate Reconciliation

The provision for income taxes before noteworthy items and separately, tax only discrete items and the respective effective tax rate are non-GAAP measures, which management uses for analytical purposes to understand the Company’s underlying tax rate. Noteworthy items are presented in item 5 above, and discussed in various sections of the MD&A. The tax discrete items are discussed in the Income Tax section.

Effective Tax Rate Reconciliation (dollars in millions)
	Quarters Ended			Nine Months Ended
Effective Tax Rate Reconciliation - Noteworthy Items	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
(Provision) benefit for income taxes - GAAP	$119.8	$31.9	$(54.5)	$95.5	$(210.1)
Income taxes on noteworthy items	(174.9)	(98.0)	17.1	(264.7)	(2.0)
Provision for income taxes, before noteworthy items - Non-GAAP	$(55.1)	$(66.1)	$(37.4)	$(169.2)	$(212.1)
Income from continuing operations before provision for income taxes - GAAP	$103.0	$9.3	$148.7	$246.7	$453.3
Pretax balances of noteworthy items	90.9	182.6	(2.7)	296.3	18.1
Adjusted income from continuing operations before provision for income taxes - Non-GAAP	$193.9	$191.9	$146.0	$543.0	$471.4
Effective tax rate - GAAP	(116.3)%	(343.0)%	36.7%	(38.7)%	46.3%
Effective tax rate, before noteworthy items - Non-GAAP	28.4%	34.4%	25.6%	31.2%	45.0%

	Quarters Ended			Nine Months Ended
Effective Tax Rate Reconciliation - Tax Discrete Items	September 30, 2017	June 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
(Provision) benefit for income taxes(1)	$119.8	$31.9	$(54.5)	$95.5	$(210.1)
Income tax discrete items	(138.4)	(93.4)	9.0	(220.5)	1.6
(Provision) benefit for income taxes, before discrete items	$(18.6)	$(61.5)	$(45.5)	$(125.0)	$(208.5)
Income (loss) from continuing operations before provision for income taxes(1)	$103.0	$9.3	$148.7	$246.7	$453.3
Adjustments to pretax income for discrete items	0.3	165.4	—	167.5	—
Adjusted income from continuing operations before provision for income taxes - Non-GAAP	$103.3	$174.7	$148.7	$414.2	$453.3
Effective tax rate	(116.3)%	(343.0)%	36.7%	(38.7)%	46.3%
Effective tax rate, before discrete items	18.0%	35.2%	30.6%	30.2%	46.0%

112 CIT GROUP INC.

8.	Regulatory

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

•
our liquidity risk and capital management, including our capital plan, leverage, capital ratios, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital, to repay secured and unsecured debt, to issue qualifying capital instruments, including Tier 1 qualifying preferred stock, and for a return of capital,

•
our plans to change our funding mix, to access new sources of funding, and to broaden our use of deposit taking capabilities, including increasing our level of commercial deposits and expanding our treasury management services,

•
our pending or potential acquisition and disposition plans, and the integration and restructuring risks inherent in such acquisitions, including our proposed sale of our Financial Freedom reverse mortgage servicing business and reverse mortgage loan portfolio, our Business Air loan portfolio, and Nacco, our European railcar leasing business,

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

114 CIT GROUP INC.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Based on such evaluation, and in light of the previously identified material weaknesses in our internal control over financial reporting as of December 31, 2016, described in our 2016 Annual Report on Form 10-K, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2017.

1.
We have taken and continue to take the necessary steps to remediate the underlying causes of the Home Equity Conversion Mortgages (“HECM”) Interest Curtailment Reserve material weakness. These steps include, but are not limited to the following:

a.	Enhancing the process used to identify and interpret regulatory changes;

b.	Simplification of and enhanced controls governing the reserve model; and

c.	Correction of historical data integrity issues and implementation of controls over ongoing data changes.

We assessed the design of the key internal controls in the HECM Interest Curtailment Reserve process during the third quarter and determined that the controls were designed effectively and then started testing these controls for operating effectiveness. We will continue to test these key controls in the fourth quarter to demonstrate sustained operating effectiveness over a sufficient time period to remediate the material weakness.

2.
We have taken and continue to take the necessary steps to remediate the underlying causes of the Information Technology General Controls (“ITGCs”) material weakness. These steps include, but are not limited to the following:

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
b. Logical Access:
i. Enhancing logical access processes, tools and controls
c. Computer Operations:
i. Developing and maintaining a comprehensive inventory of all key financial system interfaces and job schedulers used in the Company, and implementing the requisite controls for each

We assessed the design of the key internal controls in the Information Technology General Controls processes during the third quarter and started testing the key internal controls for operating effectiveness. We will continue to test these key controls in the fourth quarter to demonstrate sustained operating effectiveness over a sufficient time period to remediate the material weakness.

We believe that these efforts will remediate the material weaknesses described above. In addition, as the Company continues to evaluate and work to improve its internal control over financial reporting, we may determine to take additional measures to address these control deficiencies or determine to modify the remediation activities described above.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, other than what is described above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

For a discussion of risk factors not changed, see Part I, Item 1A. Risk Factors, of CIT’s Annual Report on Form 10-K for the year ended December 31, 2016, and Forward-Looking Statements of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were approximately 4.1 million shares of the Company’s common stock repurchased or acquired through an accelerated repurchase program (ASR) or open market repurchases (OMR) during the quarter ended September 30, 2017 as shown in the following table:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2017	—	$—
August 1 - 15, 2017	1,452,119	n/a	1,452,119
August 16 - 31, 2017	1,460,486	$44.86	1,460,486
September 1 - 30, 2017	1,200,407	$44.76	1,200,407
Total Purchases	4,113,012

During the quarter, CIT repurchased a total of $119.3 million in common shares via OMR of 2,660,893 common shares at an average share price of $44.82. We also completed the previously announced ASR, which had commenced in the prior quarter, for which CIT acquired an additional 1,452,119 common shares. The overall average price of the entire ASR was $47.82.

CIT has $106 million of repurchases remaining that can be executed by the end of the first half of 2018 under current authorizations, of which $6 million is eligible for execution in the 2017 fourth quarter.

116 CIT GROUP INC.

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

117 CIT GROUP INC.

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

10.1*	CIT Group Inc. Omnibus Incentive Plan (incorporated by reference to Exhibit 5.1 to Form S-8 filed September 27, 2016).
10.2*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).
10.3*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).
10.4*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).

10.5*	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (One Year Vesting) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed August 9, 2010).
10.6*	Form of CIT Group Inc. Long-term Incentive Plan Stock Option Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed August 9, 2010).
10.7*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Initial Grant) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed August 9, 2010).
10.8*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).
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

118 CIT GROUP INC.

10.16*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2014) (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.34 to Form 10-Q filed May 7, 2015).

10.17*	Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2014) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed May 7, 2015).
10.18*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with ROTCE and Credit Provision Performance Measures) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed May 7, 2015).

10.19*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with ROTCE and Credit Provision Performance Measures) (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.37 to Form 10-Q filed May 7, 2015).

10.20*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with Average Earnings per Share and Average Pre-Tax Return on Assets Performance Measures) (incorporated by reference to Exhibit 10.38 to Form 10-Q filed May 7, 2015).

10.21*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with Average Earnings per Share and Average Pre-Tax Return on Assets Performance Measures) (Executives with Employment Agreements) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed May 7, 2015).

10.22*	Offer Letter, dated October 27, 2015, between CIT Group Inc. and Ellen R. Alemany, including Attached Exhibits. (incorporated by reference to Exhibit 10.39 to Form 10-Q filed November 13, 2015).
10.23
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2016) (with ROTCE and Credit Provision Performance Measures) (Executives with Employment Agreements) (incorporated by reference to Exhibit 10-41 to Form 10-K filed on March 16, 2017).

10.24
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2016) (with ROTCE and Credit Provision Performance Measures) (incorporated by reference to Exhibit 10-42 to Form 10-K filed on March 16, 2017).

10.25
Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (2016) (with Performance Based Vesting) (incorporated by reference to Exhibit 10-43 to Form 10-K filed on March 16, 2017).

10.26
Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (2016) (with Performance Based Vesting) (Executives with Employment Agreements) (incorporated by reference to Exhibit 10-44 to Form 10-K filed on March 16, 2017).

10.27
Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2016) (with ROTCE and Credit Provision Performance Measures) (incorporated by reference to Exhibit 10-45 to Form 10-K filed on March 16, 2017).

10.28
Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2016) (incorporated by reference to Exhibit 10-46 to Form 10-K filed on March 16, 2017).

10.29	CIT Employee Severance Plan (As Amended and Restated Effective January 1, 2017) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed November 9, 2016).
10.30	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Director Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10-48 to Form 10-K filed on March 16, 2017).
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

Item 6.  Exhibits  119

32.1***	Certification of Ellen R. Alemany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of John Fawcett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

120 CIT GROUP INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 3, 2017	CIT GROUP INC.

/s/ John Fawcett
John Fawcett
Executive Vice President and Chief Financial Officer

/s/ Edward K. Sperling
Edward K. Sperling
Executive Vice President and Controller

121