Form 10-K
period 2017-12-31
CIT GROUP INC
filed 2018-02-23
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2017	or	☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
CIT GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification No.)

11 West 42nd Street, New York, New York (Address of Registrant's principal executive offices)	10036 (Zip Code)

(212) 461-5200 Registrant's telephone number including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.01 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one) Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

At February 14, 2018, there were 130,769,978 shares of CIT's common stock, par value $0.01 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the New York Stock Exchange Composite Transaction closing price of Common Stock ($48.70 per share, 135,075,254 shares of common stock outstanding), which occurred on June 30, 2017, was $6,578,164,870. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination shall not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☑ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III hereof to the extent described herein.

CIT ANNUAL REPORT 2017 1

2 CIT ANNUAL REPORT 2017
PART ONE

Item 1: Business Overview

BUSINESS DESCRIPTION

CIT Group Inc., together with its subsidiaries (collectively "we", "our", "CIT" or the "Company"), is a bank holding company ("BHC") and a financial holding company ("FHC") with $44.8 billion of earning assets at December 31, 2017. CIT was formed in 1908 and provides financing, leasing and advisory services principally to middle-market companies and small businesses in a wide variety of industries, primarily in North America. CIT also provides banking and related services to commercial and individual customers through our banking subsidiary, CIT Bank, N.A. ("CIT Bank"), which includes 70 branches located in Southern California and its online bank, bankoncit.com.

CIT is regulated by the Board of Governors of the Federal Reserve System ("FRB") and the Federal Reserve Bank of New York ("FRBNY") under the U.S. Bank Holding Company Act of 1956, as amended. CIT Bank is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury ("OCC").

BUSINESS SEGMENTS

As of December 31, 2017, CIT manages its business and reports its financial results in three operating segments: Commercial Banking, Consumer Banking, and Non-Strategic Portfolios ("NSP"), and a non-operating segment, Corporate and Other as reflected in the following table:

SEGMENT NAME	DIVISIONS	MARKETS AND SERVICES
Commercial Banking	Commercial Finance Rail Real Estate Finance Business Capital
•
Commercial Finance, Real Estate Finance, and Business Capital provide lending, leasing and other financial and advisory services, primarily to small and middle-market companies across select industries.
•
Business Capital also provides factoring, receivables management products and secured supply chain financing.
•
Rail provides equipment leasing and secured financing to railroads and non-rail companies.

Consumer Banking	Other Consumer Banking Legacy Consumer Mortgages ("LCM")
•
Other Consumer Banking includes a full suite of deposit products, single family residential (“SFR”) loans, and Small Business Administration ("SBA") loans.
•
LCM consists of SFR and reverse mortgage loans, certain of which are covered by loss sharing agreements with the FDIC.

Non-Strategic Portfolios		• Consists of equipment finance and secured lending portfolios in select international geographies that we do not consider strategic.
Corporate and Other		• Includes investments and other unallocated items, such as amortization of certain intangible assets.

We set underwriting standards for each business and employ portfolio risk management models to achieve desired portfolio demographics. Our collection and servicing operations are organized by business and geography in order to provide efficient client interfaces and uniform customer experiences.

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

COMMERCIAL BANKING

Commercial Banking is comprised of four divisions, Commercial Finance, Rail, Real Estate Finance, and Business Capital.

Commercial Banking provides a range of lending, leasing and deposit products, as well as ancillary products and services, including factoring, cash management and advisory services, primarily to small and medium-sized companies, as well as to the rail industry. Revenue is generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities, and banking services, along with capital markets transactions and commissions earned on factoring and related activities. We source our commercial lending business primarily through direct marketing to borrowers, lessees, manufacturers, vendors and distributors, and through referral sources and other intermediaries. Periodically we buy participations in syndications of loans and lines of credit and purchase loans on a whole-loan basis.

Description of Divisions

Commercial Finance provides a range of commercial lending and deposit products, as well as ancillary services, including cash management and advisory services, primarily to small and middle market companies. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery and equipment, transportation equipment (shipping vessels

3 CIT ANNUAL REPORT 2017

and aircraft) and/or intangibles that are often used for working capital, plant expansion, acquisitions or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature and quality of the collateral, may be referred to as asset-based loans or cash flow loans. Loans are originated through relationships with private equity sponsors, or through direct relationships, led by originators with significant experience in their respective industries. We partner in joint ventures and provide asset management services for which we collect management fees. We provide financing, treasury management and capital markets products to customers in a wide range of industries, including aerospace & defense, aviation, communication, energy, entertainment, gaming, healthcare, industrials, maritime, restaurants, retail, services and technology.

Rail offers customized leasing and financing solutions and a highly efficient fleet of railcars and locomotives to railroads and shippers throughout North America and Europe. We serve over 650 customers, including all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of at least USD $450 million), other railroads and non-rail companies, such as shippers and power and energy companies. Our owned operating lease fleet consists of approximately 132,000 railcars, of which approximately 14,800 are subject to a definitive sale agreement to sell our European rail business. The agreement is subject to regulatory approvals and is expected to close in the second half of 2018.

Railcar types include covered hopper cars used to ship grain and agricultural products, plastic pellets, sand, and cement; tank cars for energy products and chemicals; gondolas for coal, steel coil and mill service products; open hopper cars for coal and aggregates; boxcars for paper and auto parts, and centerbeams and flat cars for lumber. The rail portfolio is discussed further in the Concentrations section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Real Estate Finance provides senior secured commercial real estate loans to developers and other commercial real estate professionals. We focus on properties with a stable cash flow, provide financing to reposition existing properties, and originate construction loans to highly experienced and well capitalized developers. The division also includes a portfolio of acquired multi-family commercial mortgage loans that is being run off.

Business Capital provides leasing and equipment financing to small businesses and middle market companies in a wide range of industries on both a private label and direct basis. In our direct financing and leasing business, we provide financing solutions for our borrowers and lessees. Additionally, through our digital small business lending platform in Direct Capital, we provide small business unsecured loans and equipment financing. In our private label business, we assist manufacturers and distributors in growing sales, profitability and customer loyalty by providing customized, value-added finance solutions to their commercial clients. Our lending platform allows small businesses to access commercial loans and leases, including both capital and operating leases, through a highly automated credit approval, documentation and funding process. In addition, we provide factoring, receivable management, and secured financing to businesses (our clients, who are generally manufacturers or importers of goods) that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Factoring entails the assumption of credit risk with respect to trade accounts receivable arising from the sale of goods by our clients to their customers (generally retailers) that have been factored (i.e., sold or assigned to the factor). Although primarily U.S.-based, we also conduct business with international clients and their customers.

Key Risks

Key risks faced by the divisions are credit, business and asset risk. Credit risks associated with secured financings relate to the ability of our borrower to repay our loan and the value of the collateral underlying the loan should our borrower default on its obligations.

Business risks relate to the demand for services that is broadly affected by the overall level of economic growth and is more specifically affected by the overall level of economic activity in CIT's target industries. If demand for CIT's products and services declines, then overall new business activity may decline. Likewise, changes in supply and demand of CIT's products and services also affect the pricing CIT can earn in the market. Additionally, new business volume in Commercial Banking is influenced by CIT's ability to maintain and develop relationships with its equity sponsors, clients, vendor partners, distributors and resellers. With regard to pricing, the divisions are subject to potential threats from competitor activity, which could negatively affect CIT's margins. Commercial Banking is also exposed to business risk related to its syndication activity. Under adverse market circumstances, CIT would be exposed to risk arising from the inability to sell loans to other lenders, resulting in lower fee income and higher than expected credit exposure to certain borrowers.

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

The most prevalent risk in factoring transactions for Commercial Services is customer credit risk. Customer credit risk relates to the inability of a customer to pay undisputed factored trade accounts receivable. While less significant than customer credit exposure, there is also client credit risk in providing cash advances to factoring clients. Client credit risk relates to a decline in the creditworthiness of a borrowing client, their inability to repay their loan and the possible insufficiency of the underlying collateral (including the aforementioned customer accounts receivable) to cover any loan repayment shortfall. At December 31, 2017, client credit risk accounted for less than 10% of total Commercial Services credit exposure while customer credit risk accounted for the remainder.

Commercial Services is also subject to a variety of business risks including operational risk, due to the high volume of transactions, as well as business risks related to competitive pressures from other banks, boutique factors, and credit insurers and seasonal risks due to retail trends. These pressures create risk of reduced pricing and factoring volume for CIT. In addition, client de-factoring can occur if retail credit conditions are benign for a long period and clients no longer require factoring services for credit protection.

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

CIT ANNUAL REPORT 2017 4

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

See "Concentrations" section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 21 — Commitments of Item 8. Financial Statements and Supplementary Data for further discussion of our rail portfolio.

CONSUMER BANKING

Consumer Banking includes Retail Banking, Consumer Lending, and SBA Lending, which are grouped together for purposes of discussion as Other Consumer Banking, and LCM. We source our consumer lending business primarily through our branch network, industry referrals, as well as direct digital marketing efforts. Periodically we purchase loans on a whole-loan basis.

Other Consumer Banking offers consumer mortgage lending and deposit products to its consumer customers. The division offers conforming and jumbo residential mortgage loans, primarily in Southern California. Mortgage loans are primarily originated through CIT Bank branch and retail referrals, employee referrals, internet leads and direct marketing. Additionally, loans are purchased through whole loan and portfolio acquisitions. Consumer Lending includes product specialists, internal sales support and origination processing, structuring and closing. Retail banking is the primary deposit gathering business of CIT Bank and operates through a network of 70 retail branches in Southern California and an online direct channel. We offer a broad range of deposit and lending products along with payment solutions to meet the needs of our clients (both individuals and small businesses), including checking, savings, money market, individual retirement accounts, and certificates of deposit.

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

LCM includes portfolios of single family residential mortgages and reverse mortgages, certain of which are covered by loss sharing agreements with the FDIC that expire between March 2019 and February 2020. Covered Loans in this segment were previously acquired by OneWest Bank, N.A. in connection with the FDIC-assisted lndyMac, FSB, First Federal and La Jolla transactions. The FDIC indemnified OneWest Bank, N.A. against certain future losses sustained on these loans. During the third quarter of 2017, CIT transferred the reverse mortgage loan portfolio to held for sale due to management’s decision to sell the portfolio, which is serviced by Financial Freedom.

Key Risks

Key risks faced are credit, collateral and geographic concentration risk. Similar to our commercial business, credit risks associated with secured consumer financings relate to the ability of the borrower to repay its loan and the value of the collateral underlying the loan should the borrower default on its obligations. Our consumer mortgage loans are typically collateralized by the underlying property, primarily single family homes. Therefore, collateral risk relates to the potential decline in value of the property securing the loan. Most of the loans are concentrated in Southern California. Therefore, the related geographic concentration risk relates to a potential downturn in the economic conditions or a potential natural disaster, such as earthquake or wildfire, in that region. As discussed in Note 5 — Indemnification Assets of Item 8. Financial Statements and Supplementary Data, certain indemnifications from the FDIC begin to expire in 2019.

NON-STRATEGIC PORTFOLIOS

NSP includes businesses and portfolios that we no longer consider strategic. The remaining loans at December 31, 2017, were in China and reported in assets held for sale.

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

CIT BANK, N.A.

CIT Bank is regulated by the OCC.

CIT Bank raises deposits through its 70 branch network in Southern California, and from retail and institutional customers through commercial channels, its online bank (www.bankoncit.com) and, to a lesser extent, broker channels. CIT Bank's existing suite of deposit products includes checking, savings, money market, individual retirement accounts and certificates of deposit.

CIT Bank provides lending, leasing and other financial and advisory services, primarily to small and middle-market companies across select industries through its Commercial Finance, Rail, Real Estate Finance, and Business Capital divisions. The Bank also offers residential mortgage lending and deposits to its customers through its Other Consumer Banking division.

CIT Bank's loans and leases are primarily commercial loans, consumer loans and operating lease equipment. CIT Bank's operating lease portfolio consists primarily of leased railcars and related equipment.

At year-end, CIT Bank remained well capitalized, maintaining capital ratios well above required levels.

DISCONTINUED OPERATIONS

Discontinued operations at December 31, 2017 was comprised of Business Air and Financial Freedom, our reverse mortgage servicing business. In April 2017, we sold Commercial Air and in October 2017, we announced an agreement to sell Financial Freedom. Discontinued operations are discussed, along with balance sheet and income statement items, in Note 2 — Discontinued Operations in Item 8. Financial Statements and Supplementary Data. See also Note 22 — Contingencies for discussion related to the servicing business.

Key Risks

Key risks faced by the discontinued operations are credit risk (Business Air) and operational risk for Financial Freedom.

Credit risk associated with Business Air loans relates to the ability of borrowers to repay their loans and the Company's ability to realize the value of the collateral underlying the loan should a borrower default on its obligations.

Item 1:  Business Overview

5 CIT ANNUAL REPORT 2017

The mortgage servicing business operates in a highly regulated environment, and is thus subject to extensive regulation by federal, state and local governmental authorities, including the Consumer Financial Protection Bureau ("CFPB"), Department of Housing and Urban Development ("HUD"), and various state agencies that license, audit and conduct examinations of our mortgage servicing, and collection activities.

To the extent that we fail to comply with applicable laws, regulations or licensing requirements and taking into account any ongoing investigations, there could be additional charges to the financial statements in future periods.

EMPLOYEES

CIT employed 4,167 people at December 31, 2017, which included 258 employees in our discontinued operations. Based upon the location of the Company's legal entities, as of December 31, 2017, 4,055 were employed in U.S. entities and 112 in non-U.S. entities.

COMPETITION

We operate in competitive markets. Our competitors include global and domestic commercial banks, regional and community banks, captive finance companies, leasing companies, business development companies, and other non-bank lenders. In most of our business segments, we have a few large competitors that have significant market share and many smaller niche competitors. Many of our competitors have substantial financial, technological, and marketing resources.
Our customer value proposition is primarily based on financing terms, structuring solutions, and client service. From time to time, due to highly competitive markets, we may (i) lose market share if we are unwilling to match product structure, pricing, or terms of our competitors that do not meet our credit standards or return requirements or (ii) receive lower returns or incur higher credit losses if we match our competitors’ product structure, pricing, or terms. Our funding structure puts us at a competitive disadvantage to other commercial banks due to our higher cost of funds, but we continue to shift our funding to lower-cost sources, such as deposits. We tend not to compete on price, but rather on industry experience, asset and equipment knowledge, and customer service.

REGULATION

We are regulated by U.S. federal banking laws, regulations and policies. Such laws and regulations are intended primarily for the protection of depositors, customers and the federal Deposit Insurance Fund (“DIF”), as well as to minimize risk to the banking system as a whole, and not for the protection of our shareholders or non-depository creditors. Bank regulatory agencies have broad examination and enforcement power over bank holding companies (“BHCs”) and their subsidiaries, including the power to impose substantial fines, limit dividends and other capital distributions, restrict operations and acquisitions, and require divestitures. BHCs and banks, as well as subsidiaries of both, are prohibited by law from engaging in practices that the relevant regulatory authority deems unsafe or unsound. CIT is a BHC, and elected to become a FHC. CIT Bank is chartered as a national bank by the OCC and is a member bank of the FRB. CIT and CIT Bank are subject to certain limitations on our activities, transactions with affiliates, and payment of dividends, and certain standards for capital and liquidity, safety and soundness, and incentive compensation, among other matters. The principal regulator of CIT and its non-bank subsidiaries is the FRB and the principal regulator of CIT Bank and its subsidiaries is the OCC. Both CIT and CIT Bank are subject to the jurisdiction of the CFPB.
Certain of our subsidiaries are subject to the jurisdiction of other domestic and foreign governmental agencies. CIT Capital Securities LLC is a broker-dealer licensed by the Financial Industry Regulatory Authority (“FINRA”), and is subject to the jurisdiction of FINRA and the Securities and Exchange Commission ("SEC"). CIT also holds a 15% interest in CIT Group Securities (Canada) Inc., which is licensed and subject to the jurisdiction of the Ontario Securities Commission. Our insurance operations are primarily conducted through The Equipment Insurance Company and CIT Insurance Agency, Inc. Each company is licensed to enter into insurance contracts and is subject to regulation and examination by insurance regulators. In connection with the disposition of our international platforms, we have surrendered all of our banking licenses outside of the United States.
In 2015, we exceeded the $50 billion threshold that subjects BHCs to enhanced prudential supervision requirements under Sections 165 and 166 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and regulations issued by the FRB thereunder. Although our assets fell below $50 billion at September 30, 2017, we will continue to be subject to these regulations unless our assets remain below $50 billion for four consecutive quarters, at least through June 30, 2018. We expect to continue devoting significant additional resources in terms of both increased expenditures and management time in 2018 to complete the implementation of each of these requirements and ongoing costs thereafter to continue to comply with these enhanced prudential supervision requirements. See “Enhanced Prudential Standards for Large Bank Holding Companies” below.
The OCC approved the OneWest Transaction subject to two conditions. First, the OCC required CIT Bank to submit a comprehensive business plan covering a period of at least three years, including a financial forecast, a capital plan that provides for maintenance of CIT Bank’s capital, a funding plan and a contingency funding plan, the intended types and volumes of lending activities, and an action plan to accomplish identified strategic goals and objectives. The Bank must report quarterly to the OCC and explain any material variances. The Board must review the performance of CIT Bank under the business plan at least annually and CIT Bank must update the business plan annually.
Second, the OCC required CIT Bank to submit a revised Community Reinvestment Act of 1977 (“CRA”) Plan after the merger, describing the actions it intended to take to help meet the credit needs in low and moderate income (“LMI”) areas within its assessment areas, the management structure responsible for implementing the CRA Plan, and the Board committee responsible for overseeing the Bank’s performance under the CRA Plan. In addition, CIT Bank is required to publish on its public website (i) a

CIT ANNUAL REPORT 2017 6

copy of its revised CRA Plan and (ii) a CRA Plan summary report that demonstrates the measurable results of the revised CRA Plan a month prior to the commencement of CIT Bank’s performance evaluation.
The FRB Order approved the OneWest Transaction subject to CIT committing to meet certain levels of CRA-reportable lending and CRA Qualified Investments in its assessment areas over 4 years, making annual donations to qualified non-profit organizations that provide services in its assessment areas, locating 15% of its branches and ATMs in LMI census tracts, and providing 2,100 hours of CRA volunteer service.
CIT Bank filed its CRA Plan with the OCC in December 2015 and its comprehensive business plan in March 2016. We filed updated business plans with the OCC in December 2016. The CRA Plan and the comprehensive business plan were each subject to review and received a non-objection by the OCC.

Banking Supervision and Regulation

Permissible Activities

The BHC Act limits the business of BHCs that are not FHCs to banking, managing or controlling banks, performing servicing activities for subsidiaries, and engaging in activities that the FRB has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto. An FHC also may engage in, or acquire and retain the shares of a company engaged in, activities that are financial in nature or incidental or complementary to activities that are financial in nature as long as the FHC continues to meet the eligibility requirements for FHCs, including that the FHC and each of its U.S. depository institution subsidiaries remain “well-capitalized” and “well-managed.”
A depository institution subsidiary is considered “well-capitalized” if it satisfies the requirements discussed below under “Prompt Corrective Action.” A depository institution subsidiary is considered “well-managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. If an FHC ceases to be well-capitalized and well-managed, the FHC must enter into a non-public confidential agreement with the FRB to comply with all applicable capital and management requirements. Until the FHC returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any new non-banking financial activities permissible for FHCs or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not timely return to compliance, the FRB may require divestiture of the FHCs depository institutions. BHCs and banks must also be well-capitalized and well-managed in order to acquire banks located outside their home state. An FHC will also be limited in its ability to commence non-banking financial activities or acquire a company engaged in such financial activities if any of its insured depository institution subsidiaries fails to maintain a “satisfactory” rating under the CRA, as described below under “Community Reinvestment Act.”
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

Volcker Rule

The Dodd-Frank Act limits banks and their affiliates from engaging in proprietary trading and investing in or sponsoring certain unregistered investment companies (e.g., hedge funds and private equity funds). This statutory provision is commonly called the “Volcker Rule”. Under the final rules adopted by the federal banking agencies, the SEC, and the Commodity Futures Trading Commission (“CFTC”), banking entities are required to implement an extensive compliance program, including an enhanced compliance program applicable to banking entities with more than $50 billion in total consolidated assets. The FRB extended the conformance period for CIT through July 2022 for investments in and relationships with so-called legacy covered funds. The Volcker Rule has not had a material effect on CIT’s business and activities, as we have a limited amount of trading activities and fund investments. CIT has sold most of its private equity fund investments, but may incur additional costs to dispose of its remaining fund investments, which have a remaining book value of approximately $1.9 million.

Capital Requirements

In July 2013, the FRB, OCC, and FDIC issued a final rule (the “Basel III Final Rule”) establishing risk-based capital guidelines that are based upon the final framework for strengthening capital and liquidity regulation (“Basel III”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The Company, as well as the Bank, became subject to the Basel III Final Rule, applying the Standardized Approach, effective January 1, 2015. Prior to January 1, 2015, the risk-based capital guidelines applicable to CIT were based upon the 1988 Capital Accord (“Basel I”) of the Basel Committee.
The Basel III Final Rule retained the previous capital components of Tier 1 capital, Tier 2 capital, and Total capital (the sum of Tier 1 and Tier 2 capital) and their related regulatory capital ratios, subject to certain changes, and introduced a new capital measure called “Common Equity Tier 1” (“CET1”) and a related regulatory capital ratio of CET1 to risk-weighted assets. The Basel III Final Rule also (i) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (ii) mandates that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iii) expands the scope of the deductions from and adjustments to capital as compared to previous regulations. The most common form of Additional Tier 1 capital instruments is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital instruments is subordinated notes, which are subject to the Basel III Final Rule specific requirements. The Company has non-cumulative perpetual preferred stock outstanding, but not subordinated notes.
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

Item 1:  Business Overview

7 CIT ANNUAL REPORT 2017

exceed 15% of CET1. The non-DTA related deductions (goodwill, intangibles, etc.) may be reduced by netting with any associated deferred tax liabilities (“DTLs”). As for the DTA deductions, the netting of any remaining DTL must be allocated in proportion to the DTAs arising from net operating losses and tax credit carry-forward and those arising from temporary differences.
In addition, under the Basel III Final Rule, the effects of certain components of accumulated other comprehensive income (“AOCI”) included in shareholders’ equity (for example, mark-to-market of securities held in the available-for-sale (“AFS”) portfolio) under U.S. GAAP are not excluded in determining regulatory capital ratios; however, non-advanced approaches banking organizations, including the Company and CIT Bank, may make a one-time permanent election to continue to exclude the AOCI items excluded under Basel I. Both the Company and CIT Bank have elected to exclude AOCI items from regulatory capital ratios. The Basel III Final Rule also prohibits including certain hybrid securities, such as trust preferred securities, in Tier 1 capital. The Company did not have any hybrid securities outstanding at December 31, 2017.
Under the Basel III Final Rule, assets and certain off-balance sheet commitments and obligations are converted into risk-weighted assets against which regulatory capital is measured. The Basel III Final Rule expanded the risk-weighting categories for BHCs and banks that follow the Standardized approach from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the exposure, ranging from 0% for U.S. government securities, to as high as 1,250% for such exposures as credit-enhancing interest-only strips or unsettled security/commodity transactions.
Per the Basel III Final Rule, the minimum capital ratios for CET1, Tier 1 capital, and Total capital are 4.5%, 6.0% and 8.0%. The Basel III Final Rule introduces a new “capital conservation buffer”, composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. This buffer was implemented beginning January 1, 2016, at 0.625%, and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. Under the previous Basel I capital guidelines, the Company and CIT Bank were required to maintain Tier 1 and Total capital equal to at least 4.0% and 8.0%, respectively, of total risk-weighted assets to be considered “adequately capitalized”, or 6.0% and 10.0%, respectively, to be considered “well capitalized.”

CIT will be required to maintain risk-based capital ratios at January 1, 2019 as follows:

	Minimum Capital Requirements — January 1, 2019
	CET 1	Tier 1 Capital	Total Capital
Stated minimum ratios	4.5%	6.0%	8.0%
Capital conservation buffer (fully phased-in)	2.5%	2.5%	2.5%
Effective minimum ratios (fully phased-in)	7.0%	8.5%	10.5%
Effective minimum ratios (as of January 1, 2018)	6.375%	7.875%	9.875%

As non-advanced approaches banking organizations, the Company and CIT Bank are not subject to the Basel III Final Rule's countercyclical buffer or the supplementary leverage ratio.

The Company and CIT Bank meet all capital requirements under the Basel III Final Rule, including the capital conservation buffer, on a fully phased in basis as if such requirements were currently effective. The table in Part 2 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Regulatory Capital section) presents CIT's and CIT Bank's capital ratios as of December 31, 2017, calculated under the fully phased-in Basel III Final Rule — Standardized approach.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card and home equity lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or CIT Bank. The impact of Basel IV on the Company and CIT Bank will depend on the manner in which it is implemented by the federal bank regulators.

Enhanced Prudential Standards for Large Bank Holding Companies

Under Sections 165 and 166 of the Dodd-Frank Act, the FRB has promulgated regulations imposing enhanced prudential supervision requirements on BHCs with total consolidated assets of $50 billion or more. CIT continues to be subject to certain of these requirements, including (i) capital planning and company-run and supervisory stress testing requirements, under the FRB’s Comprehensive Capital Analysis and Review (“CCAR”) process, (ii) enhanced risk management and risk committee requirements, (iii) company-run liquidity stress testing and the requirement to hold a buffer of highly liquid assets based on projected funding needs for various time horizons, including 30, 60, and 90 days, (iv) the modified liquidity coverage ratio, which requires that we hold a sufficient level of high quality liquid assets to meet our projected net cash outflows over a 30 day stress horizon, (v) recovery and resolution planning (also referred to as the “Living Will”), and (vi) enhanced reporting requirements. We expect to incur ongoing costs to comply with these enhanced prudential supervision requirements.

Stress Test and Capital Plan Requirements

CIT is subject to capital planning and stress testing requirements as applicable under the FRB’s Regulation Y and Regulation YY, which requires BHCs with greater than $50 billion of total consolidated assets to submit an annual capital plan and demonstrate that they can meet required capital levels over a nine quarter planning horizon, after taking into account the impact of stresses

CIT ANNUAL REPORT 2017 8

based on both supervisory and company-specific scenarios. Beginning with the 2017 CCAR cycle, the FRB no longer evaluates capital plans submitted by BHCs that have total consolidated assets of at least $50 billion but less than $250 billion and nonbank assets of less than $75 billion (referred to as “large and noncomplex firms”), such as CIT, based on qualitative criteria, although the FRB may still object to capital plans submitted by large and noncomplex firms on the basis of quantitative criteria. In 2017, the FRB replaced the CCAR qualitative assessment of large and noncomplex firms with a separate, horizontal review of specific areas of capital planning to assess the strength of each firm’s capital planning processes, referred to as the Horizontal Capital Review, which is conducted as part of the normal supervisory process. Each of the BHCs participating in the CCAR process is also required to collect and report certain related data to the FRB on a quarterly basis to allow the FRB to monitor progress against the approved capital plans.

In addition to other limitations, our ability to make any capital distribution (including dividends and share repurchases) is contingent upon the FRB’s non-objection of our capital plan. Should the FRB object to a capital plan, a BHC may not make any capital distributions other than those capital distributions which the FRB has indicated its non-objection in writing. The results of our quantitative CCAR review are made public by the FRB each year in accordance with their CCAR schedule.

The enhanced prudential standards under the Dodd-Frank Act also require CIT and CIT Bank to conduct enterprise-wide stress tests (“DFAST”) to assess the impact of stress scenarios on their consolidated earnings, losses, and capital over a nine-quarter planning horizon, taking into account their current and forecasted financial condition, risks, exposures, strategies, and activities. CIT Bank is required to conduct an annual stress test and CIT must conduct both an annual and a mid-cycle stress test.

Liquidity Requirements

The Basel III final framework requires banks and BHCs to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon.
On September 3, 2014, the banking regulators adopted a joint final rule implementing a comprehensive version of the LCR to large and internationally active U.S. banking organizations, which include banks with total consolidated assets of $250 billion or more or total consolidated on-balance sheet foreign exposure of $10 billion or more, or any depository institution with total consolidated assets of $10 billion or more that is a consolidated subsidiary of either of the foregoing. These institutions are required to hold high-quality, liquid assets, such as central bank reserves and government and corporate debt that can be converted easily and quickly into cash, in an amount equal to or greater than its projected net cash outflows minus its projected cash inflows capped at 75% of projected cash outflows for a 30-day stress period. The firms must calculate their LCR each business day.
The final rule applies a modified version of the LCR requirements to bank holding companies such as CIT with total consolidated assets of greater than $50 billion but less than $250 billion. The modified version of the LCR requirement only requires the LCR calculation to be performed on the last business day of each month and sets the denominator (that is, the calculation of net cash outflows) for the modified version at 70% of the denominator as calculated under the most comprehensive version of the rule applicable to larger institutions. As of December 31, 2017, CIT’s LCR was above the minimum requirement as of that date. In December 2016, the FRB issued a final rule that requires BHCs, such as CIT, to disclose publicly, on a quarterly basis, quantitative and qualitative information about certain components of its LCR, beginning on October 1, 2018 for BHCs subject to the modified version of the LCR requirement.
In May 2016, the U.S. bank regulatory agencies issued a proposed rule that would implement the NSFR test called for by the Basel III final framework for large U.S. banking organizations. Under the proposed rule, CIT would be subject to a modified NSFR standard which would require it to maintain a NSFR of 0.7 on an ongoing basis, calculated by dividing its available stable funding (“ASF”) by its required stable funding (“RSF”). Under the proposed rule, a banking organization’s ASF would be calculated by applying standard weightings to its equity and liabilities based on their expected stability over a one-year period and its RSF would be calculated by applying specified standardized weightings to its assets, derivative exposures and commitments based on their liquidity characteristics over the same one-year period. The effective date of the proposed rule has not been determined. We currently expect that the proposed rule will not have a material impact on our liquidity needs.
In addition to the LCR and NSFR, the final rules issued by the FRB setting forth enhanced prudential supervision requirements under Sections 165 and 166 of the Dodd-Frank Act also require BHCs with total consolidated assets of greater than $50 billion but less than $250 billion, to conduct company-run liquidity stress testing, hold a buffer of highly liquid assets based on projected stressed funding needs for various time horizons and comply with enhanced reporting requirements (such as collateral and intraday liquidity monitoring).

Resolution Planning

BHCs with consolidated assets of $50 billion or more are required to report periodically to regulators a resolution plan for their rapid and orderly resolution in the event of material financial distress or failure. Such a resolution plan must, among other things, ensure that its depository institution subsidiaries are adequately protected from risks arising from its other subsidiaries. The final rule sets specific standards for the resolution plans, including requiring a detailed resolution strategy, a description of the range of specific actions the company proposes to take in resolution, and an analysis of the company's organizational structure, material entities, interconnections and interdependencies, and management information systems, among other elements. CIT submitted its initial resolution plan in December 2016. In August 2017, CIT received a one-year extension on the submission of its next resolution plan, which is now due by December 31, 2018.

Orderly Liquidation Authority

The Dodd-Frank Act created the Orderly Liquidation Authority ("OLA"), a resolution regime for systemically important non-bank financial companies, including BHCs and their non-bank affiliates, under which the FDIC may be appointed receiver to liquidate such a company upon a determination by the Secretary of the Treasury (Treasury), after consultation with the President, with support by a supermajority recommendation from the FRB and, depending on the type of entity, the approval of the director of

Item 1:  Business Overview

9 CIT ANNUAL REPORT 2017

the Federal Insurance Office, a supermajority vote of the SEC, or a supermajority vote of the FDIC, that the company is in danger of default, that such default presents a systemic risk to U.S. financial stability, and that the company should be subject to the OLA process. This resolution authority is similar to the FDIC resolution model for depository institutions, with certain modifications to reflect differences between depository institutions and non-bank financial companies and to reduce disparities between the treatment of creditors' claims under the U.S. Bankruptcy Code and in an orderly liquidation authority proceeding compared to those that would exist under the resolution model for insured depository institutions.

An Orderly Liquidation Fund will fund OLA liquidation proceedings through borrowings from the Treasury and risk-based assessments made, first, on entities that received more in the resolution than they would have received in liquidation to the extent of such excess, and second, if necessary, on BHCs with total consolidated assets of $50 billion or more, any non-bank financial company supervised by the FRB, and certain other financial companies with total consolidated assets of $50 billion or more. If an orderly liquidation is triggered, CIT could face assessments for the Orderly Liquidation Fund. We do not yet have an indication of the level of such assessments. Furthermore, were CIT to become subject to the OLA, the regime may also require changes to CIT's structure, organization and funding pursuant to the guidelines described above.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991, as amended (“FDICIA”), among other things, establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The Basel III Final Rule revised the prompt corrective action regulations by adding a CET1 ratio at each capital category (except critically undercapitalized) and increasing the minimum Tier 1 capital ratio for each capital category. The following table sets forth the required capital ratios to be deemed “well capitalized” or “adequately capitalized” under regulations in effect at December 31, 2017.

	Prompt Corrective Action Ratios — December 31, 2017
	Well Capitalized(1)	Adequately Capitalized
CET 1	6.5%	4.5%
Tier 1 Capital	8.0%	6.0%
Total Capital	10.0%	8.0%
Tier 1 Leverage(2)	5.0%	4.0%
(1) A "well capitalized" institution also must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure.
(2) As a standardized approach banking organization, CIT Bank is not subject to the 3% supplemental leverage ratio requirement, which becomes effective January 1, 2018.

CIT Bank's capital ratios were all in excess of minimum guidelines for well capitalized at December 31, 2017. Neither CIT nor CIT Bank is subject to any order or written agreement regarding any capital requirements.

FDICIA requires the applicable federal regulatory authorities to implement systems for prompt corrective action for insured depository institutions that do not meet minimum requirements. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions as the capital category of an institution declines. Undercapitalized, significantly undercapitalized and critically undercapitalized depository institutions are required to submit a capital restoration plan to their primary federal regulator. Although prompt corrective action regulations apply only to depository institutions and not to BHCs, the holding company must guarantee any such capital restoration plan in certain circumstances. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply. The parent holding company might also be liable for civil money damages for failure to fulfill that guarantee. In the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors.

Regulators take into consideration both risk-based capital ratios and other factors that can affect a bank's financial condition, including (a) concentrations of credit risk, (b) interest rate risk, and (c) risks from non-traditional activities, along with an institution's ability to manage those risks, when determining capital adequacy. This evaluation is made during the institution's safety and soundness examination. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

Acquisitions

Federal and state laws impose notice and approval requirements for mergers and acquisitions involving depository institutions or BHCs. The BHC Act requires the prior approval of the FRB for (1) the acquisition by a BHC of direct or indirect ownership or control of more than 5% of any class of voting shares of a bank, savings association, or BHC, (2) the acquisition of all or substantially all of the assets of any bank or savings association by any subsidiary of a BHC other than a bank, or (3) the merger or consolidation of any BHC with another BHC. Prior regulatory approval is also generally required for mergers, acquisitions and consolidations involving other insured depository institutions. In reviewing acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect of the transaction, financial and managerial issues, including the capital position of the combined organization, convenience and needs factors, including the applicant's CRA record, the effectiveness of the subject organizations in combating money laundering activities, and the transaction's effect on the stability of the U.S. banking or financial system. In addition, a FHC must obtain prior approval of the FRB before acquiring certain non-bank financial companies with assets exceeding $10 billion.

CIT ANNUAL REPORT 2017 10

Dividends

CIT Group Inc. is a legal entity separate and distinct from CIT Bank and CIT’s other subsidiaries. Most of CIT’s cash inflow is comprised of interest on intercompany loans to its subsidiaries and dividends from its subsidiaries.
We are limited to paying dividends and repurchasing stock in accordance with our capital plan annually submitted to the FRB under the capital plan rule. The ability of CIT to pay dividends on common stock may be affected by, among other things, various capital requirements, particularly the capital and non-capital standards established for depository institutions under FDICIA, which may limit the ability of CIT Bank to pay dividends to CIT. The right of CIT, its stockholders, and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to prior claims of creditors of CIT Bank and CIT’s other subsidiaries.
OCC regulations limit dividends if the total amount of all dividends (common and preferred) declared in any current year, including the proposed dividend, exceeds the total net income for the current year to date plus any retained net income for the prior two years, less the sum of any transfers required by the OCC and any transfers required to fund the retirement of any preferred stock. If the dividend in either of the prior two years exceeded that year’s net income, the excess shall not reduce the net income for the three year period described above, provided the amount of excess dividends for either of the prior two years can be offset by retained net income in the current year minus three years or the current year minus four years.
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

Source of Strength Doctrine and Support for Subsidiary Banks

FRB policy and federal statute require BHCs such as CIT to serve as a source of strength and to commit capital and other financial resources to subsidiary banks. This support may be required at times when CIT may not be able to provide such support without adversely affecting its ability to meet other obligations. If CIT is unable to provide such support, the FRB could instead require the divestiture of CIT Bank and impose operating restrictions pending the divestiture. Any capital loans by a BHC to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of the subsidiary bank. If a BHC commits to a federal bank regulator that it will maintain the capital of its bank subsidiary, whether in response to the FRB's invoking its source of strength authority or in response to other regulatory measures, that commitment will be assumed by the bankruptcy trustee and the bank will be entitled to priority payment in respect of that commitment.

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

FDIC Deposit Insurance

Deposits of CIT Bank are insured by the DIF up to $250,000 for each depositor. The DIF is funded by fees assessed on insured depository institutions, including CIT Bank.

The FDIC uses a two scorecard system, one scorecard for most large institutions with more than $10 billion in assets, such as CIT Bank, and another scorecard for "highly complex" institutions with over $50 billion in assets that are directly or indirectly controlled by a U.S. parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that is combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC utilizes a bank's capital level and CAMELS ratings (a composite regulatory rating based on Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity to market risk) and certain financial measures designed to assess an institution's ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score, up or down based upon significant risk factors that are not adequately captured in the scorecard. The total score translates to an initial base assessment rate on a non-linear, sharply increasing scale. As of July 1, 2016, for large institutions, the initial base assessment rate ranges from three to thirty basis points (0.03% – 0.30%) on an annualized basis. After the effect of potential base rate adjustments, the total base assessment rate could range from one and a half to forty basis points (0.015% – 0.40%) on an annualized basis.

In March 2016, the FDIC adopted a final rule increasing the reserve ratio for the DIF to 1.35% of total insured deposits. The rule imposed a surcharge on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more, such as CIT Bank, beginning the third quarter of 2016 and continuing through the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% or December 31, 2018. The FDIC will, at least semi-annually, update its income and loss projections for the DIF and, if necessary, propose rules to further increase assessment rates. Also, an institution must pay an additional premium (the depository institution debt adjustment) equal to fifty basis points (0.50%) on every dollar above 3% of an institution's Tier 1 capital of long-term, unsecured debt held that was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program). For the year ended December 31, 2017, CIT Bank's FDIC deposit insurance assessment, including risk-based premium assessments, totaled $69 million.

Under the Federal Deposit Insurance Act ("FDIA"), the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Item 1:  Business Overview

11 CIT ANNUAL REPORT 2017

Transactions with Affiliates

Transactions between CIT Bank and its subsidiaries, and CIT and its other subsidiaries and affiliates, are regulated pursuant to Sections 23A and 23B of the Federal Reserve Act and the FRB's Regulation W. These laws and regulations limit the types and amounts of transactions (including loans due and credit extensions from CIT Bank or its subsidiaries to CIT and its other subsidiaries and affiliates) as well as restrict certain other transactions (such as the purchase of existing loans or other assets by CIT Bank or its subsidiaries from CIT and its other subsidiaries and affiliates) that may otherwise take place and generally require those transactions to be on an arms-length basis and, in the case of extensions of credit, be secured by specified amounts and types of collateral. These regulations generally do not apply to transactions between CIT Bank and its subsidiaries.

A revolving credit facility that was originally issued to a customer and financed by CIT, was refinanced during 2017 by CIT Bank, and had an outstanding balance of $9 million at December 31, 2017.
During 2017, CIT Bank invested in an asset-based-lending joint venture and holds a 20% equity investment. CIT Asset Management LLC, a non-bank subsidiary of CIT, acts as an investment advisor and servicer of the loan portfolio. At December 31, 2017 CIT Bank’s investment was $5 million, with the expectation of additional investment as the joint venture grows. Management fees are earned by CIT Asset Management LLC on loans under management. CIT Bank maintains sufficient collateral in the form of cash deposits and pledged loans to cover any extensions of credit to its affiliates.
The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization and changed the procedure for seeking exemptions from these restrictions. For example, the Dodd-Frank Act expanded the definition of a “covered transaction” to include derivatives transactions and securities lending transactions with a non-bank affiliate under which a bank (or its subsidiary) has credit exposure. Collateral requirements will apply to such transactions as well as to certain repurchase and reverse repurchase agreements.

Safety and Soundness Standards

FDICIA requires the federal bank regulatory agencies to prescribe safety and soundness standards, by regulations or guidelines, as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “Prompt Corrective Action” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil monetary penalties.

Insolvency of an Insured Depository Institution

If the FDIC is appointed the conservator or receiver of an insured depository institution, upon its insolvency or in certain other events, the FDIC has the power:

•	to transfer any of the depository institution's assets and liabilities to a new obligor without the approval of the depository institution's creditors;

•	to enforce the terms of the depository institution's contracts pursuant to their terms; or

•
to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.

In addition, under federal law, the claims of holders of deposit liabilities, including the claims of the FDIC as the guarantor of insured depositors, and certain claims for administrative expenses against an insured depository institution would be afforded priority over other general unsecured claims against such an institution, including claims of debt holders of the institution, in the liquidation or other resolution of such an institution by any receiver. As a result, whether or not the FDIC ever seeks to repudiate any debt obligations of CIT Bank, the debt holders would be treated differently from, and could receive, if anything, substantially less than CIT Bank's depositors.

Consumer Protection Regulation

Retail banking activities are subject to a variety of statutes and regulations designed to protect consumers. Interest and other charges collected or contracted for by national banks are subject to federal laws concerning interest rates. Loan operations are also subject to numerous laws applicable to credit transactions, such as:

•	the federal Truth-In-Lending Act and Regulation Z, governing disclosures of credit terms to consumer borrowers;

•
the Home Mortgage Disclosure Act and Regulation C, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

CIT ANNUAL REPORT 2017 12

•	the Equal Credit Opportunity Act and Regulation B, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act and Regulation V, governing the use and provision of information to consumer reporting agencies;

•	the Fair Debt Collections Practices Act, governing the manner in which consumer debts may be collected by debt collectors;

•
the Servicemembers Civil Relief Act, applying to all debts incurred prior to commencement of active military service (including credit card and other open-end debt) and limiting the amount of interest, including service and renewal charges and any other fees or charges (other than bona fide insurance) that is related to the obligation or liability, as well as affording other protections, including with respect to foreclosures; and

•
the Real Estate Settlement Procedures Act and Regulation X, requiring disclosures regarding the nature and costs of the real estate settlement process and governing transfers of servicing, escrow accounts, force-placed insurance, and general servicing policies; and

•	the guidance of the various federal agencies charged with the responsibility of implementing such laws.

Deposit operations also are subject to consumer protection laws and regulation, such as:

•	the Truth in Savings Act and Regulation DD, which require disclosure of deposit terms to consumers;

•	Regulation CC, which relates to the availability of deposit funds to consumers;

•
the Right to Financial Privacy Act, which imposes a duty to maintain the confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•
the Electronic Funds Transfer Act and Regulation E, which governs electronic deposits to and withdrawals from deposit accounts and customer' rights and liabilities arising from the use of automated teller machines and other electronic banking services, including remittance transfers.

CIT and CIT Bank are also subject to certain other non-preempted state laws and regulations designed to protect consumers. Additionally, CIT Bank is subject to a variety of regulatory and contractual obligations imposed by credit owners, insurers and guarantors of the mortgages we originate and service. This includes, but is not limited to, Fannie Mae, Freddie Mac, Ginnie Mae, the Federal Housing Finance Agency ("FHFA"), and the Federal Housing Administration ("FHA"). We are also subject to the requirements of the Home Affordable Modification Program ("HAMP"), Home Affordable Refinance Program ("HARP") and other government programs in which we participate.

Consumer Financial Protection Bureau Supervision ("CFPB")

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
The CFPB has adopted a number of significant rules that require banks to, among other things: (a) develop and implement procedures to ensure compliance with a new “ability to repay” requirement and identify whether a loan meets a new definition for a “qualified mortgage”; (b) implement new or revised disclosures, policies and procedures for servicing mortgages including, but not limited to, early intervention with delinquent borrowers and specific loss mitigation procedures for loans secured by a borrower’s principal residence; and (c) comply with additional rules and restrictions regarding mortgage loan originator compensation and the qualification and registration or licensing of loan originators.

The CFPB and other federal agencies have also jointly finalized rules imposing credit risk retention requirements on lenders originating certain mortgage loans, which require sponsors of a securitization to retain at least 5 percent of the credit risk of assets collateralizing asset-backed securities. Residential mortgage-backed securities qualifying as "qualified residential mortgages" will be exempt from the risk retention requirements. The final rule maintains revisions to the proposed rules that cover degrees of flexibility for meeting risk retention requirements and the relationship between "qualified mortgages" and "qualified residential mortgages." These rules and any other new regulatory requirements promulgated by the CFPB could require changes to the Company's mortgage origination and servicing businesses, result in increased compliance costs and affect the streams of revenue of such businesses.

Over the last few years, the reverse mortgage business has been subject to substantial amendments to federal laws, regulations and administrative guidance. HUD, through the FHA, amended or clarified both origination and servicing requirements related to Home Equity Conversion Mortgages ("HECMs") through a series of issuances during 2015 and 2014. These program changes related to advertising, restrictions on loan provisions, limitations on payment methods, new underwriting requirements, revised principal limits, revised financial assessment and property charge requirements, and the treatment of non-borrowing spouses.

Community Reinvestment Act

The CRA requires depository institutions like CIT Bank to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice by, among other things, providing credit to low-and moderate-income individuals and communities. The CRA does not establish specific lending requirements or programs for depository institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings, which are made available to the public. In order for a FHC to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the FHC

Item 1:  Business Overview

13 CIT ANNUAL REPORT 2017

must have received a rating of at least "satisfactory" in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of applications to acquire, merge, or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office, and such record may be the basis for denying the application. CIT Bank received a rating of "Satisfactory" on its most recent CRA examination by the OCC.

Incentive Compensation

In June 2010, the federal banking agencies issued comprehensive final guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act discussed below.

During the second quarter of 2016, the federal banking agencies and the SEC proposed rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including CIT and CIT Bank). The proposed rules would establish general qualitative requirements applicable to all covered entities, additional specific requirements for entities with total consolidated assets of at least $50 billion, and further, more stringent requirements for those with total consolidated assets of at least $250 billion. The general qualitative requirements include (i) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (ii) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (iii) establishing requirements for performance measures to appropriately balance risk and reward; (iv) requiring board of director oversight of incentive arrangements; and (v) mandating appropriate record-keeping. For larger financial institutions, including CIT, the proposed rules would also introduce additional requirements applicable only to “senior executive officers” and “significant risk-takers” (as defined in the proposed rules), including (i) limits on performance measures and leverage relating to performance targets; (ii) minimum deferral periods; and (iii) subjecting incentive compensation to possible downward adjustment, forfeiture and clawback. If the rules are adopted in the form proposed, they may restrict CIT’s flexibility with respect to the manner in which it structures compensation for its executives.

Anti-Money Laundering ("AML") and Economic Sanctions

In the U.S., the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, as amended, imposes significant obligations on financial institutions, including banks, to detect and deter money laundering and terrorist financing, including requirements to implement AML programs, verify the identity of customers that maintain accounts, file currency transaction reports, and monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. Anti-money laundering laws outside the U.S. contain similar requirements to implement AML programs. The Company has implemented policies, procedures, and internal controls that are designed to comply with all applicable AML laws and regulations. The Company has also implemented policies, procedures, and internal controls that are designed to comply with the regulations and economic sanctions programs administered by the U.S. Treasury's Office of Foreign Assets Control ("OFAC"), which administers and enforces economic and trade sanctions against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy, or economy of the U.S., as well as sanctions based on United Nations and other international mandates.

Anti-corruption

The Company is subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise gain an unfair business advantage, such as to obtain or retain business. The Company is also subject to applicable anti-corruption laws in other jurisdictions in which it may do business, which often prohibit commercial bribery, the receipt of a bribe, and the failure to prevent bribery by an associated person, in addition to prohibiting improper payments to foreign government officials. The Company has implemented policies, procedures, and internal controls that are designed to comply with such laws, rules, and regulations.

Privacy Provisions and Customer and Client Information

Certain aspects of the Company’s business are subject to legal requirements concerning the use and protection of customer information, including those adopted pursuant to Gramm-Leach-Bliley Act (“GLBA”) and the Fair and Accurate Credit Transactions Act of 2003 in the U.S., and various laws in other jurisdictions in which it may do business. Federal banking regulators, as required under the GLBA, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties, requiring disclosure of privacy policies to consumers and, in some circumstances, allowing consumers to prevent disclosure of certain personal information to nonaffiliated third parties. Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act that have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among different affiliated companies for the purpose of cross-selling products and services between those affiliated companies.

Other Regulations

In addition to U.S. banking regulation, our operations are subject to supervision and regulation by other federal, state, and various foreign governmental authorities. Additionally, our operations may be subject to various laws and judicial and administrative decisions. This oversight may serve to:

•regulate credit granting activities, including establishing licensing requirements, if any, in various jurisdictions;
•establish maximum interest rates, finance charges and other charges;

CIT ANNUAL REPORT 2017 14

•regulate customers' insurance coverages;
•require disclosures to customers;
•govern secured transactions;
•set collection, foreclosure, repossession and claims handling procedures and other trade practices;
•prohibit discrimination in the extension of credit and administration of loans; and
•regulate the use and reporting of information related to a borrower's credit experience and other data collection.

Our Aerospace, Rail, Maritime, and other equipment financing operations are subject to various laws, rules, and regulations administered by authorities in jurisdictions where we do business. In the U.S., our equipment financing and leasing operations, including for aircraft, railcars, ships, and other equipment, are subject to rules and regulations relating to safety, operations, maintenance, and mechanical standards promulgated by various federal and state agencies and industry organizations, including the U.S. Department of Transportation, the Federal Aviation Administration, the Federal Railroad Administration, the Association of American Railroads, the Maritime Administration, the U.S. Coast Guard, and the U.S. Environmental Protection Agency. In addition, state agencies regulate some aspects of rail and maritime operations with respect to health and safety matters not otherwise preempted by federal law.

Each of CIT's insurance subsidiaries is licensed and regulated in the states in which it conducts insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things: licensing companies and agents to transact business; establishing statutory capital and reserve requirements and the solvency standards that must be met and maintained; regulating certain premium rates; reviewing and approving policy forms; regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements; approving changes in control of insurance companies; restricting the payment of dividends and other transactions between affiliates; and regulating the types, amounts and valuation of investments. Each insurance subsidiary is required to file reports, generally including detailed annual financial statements, with insurance regulatory authorities in each of the jurisdictions in which it does business, and its operations and accounts are subject to periodic examination by such authorities.

Changes to laws of states and countries in which we do business could affect the operating environment in substantial and unpredictable ways. We cannot accurately predict whether such changes will occur or, if they occur, the ultimate effect they would have upon our financial condition or results of operations.

WHERE YOU CAN FIND MORE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as our annual Proxy Statements, may be read and copied at the SEC's Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at www.sec.gov, on which interested parties can electronically access the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as our Proxy Statements.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as our annual Proxy Statements, are available free of charge on the Company's Internet site at www.cit.com as soon as reasonably practicable after such materials are electronically filed or furnished with the SEC. Copies of our Corporate Governance Guidelines, the Charters of the Audit Committee, the Compensation Committee, the Nominating and Governance Committee, and the Risk Management Committee, and our Code of Business Conduct are available, free of charge, on our internet site at www.cit.com/about-us/corporate-governance, and printed copies are available by contacting Investor Relations, 1 CIT Drive, Livingston, NJ 07039 or by telephone at (973) 740-5000. Information contained on our website or that can be accessed through our website is not incorporated by reference into this Form 10-K, unless we have specifically incorporated it by reference.

GLOSSARY OF TERMS

Accretable Yield reflects the excess of cash flows expected to be collected (estimated fair value at acquisition date) over the recorded investment of Purchase Credit Impaired ("PCI") Loans and Investments and is recognized in interest income using an effective yield method over the expected remaining life. The accretable yield is affected by changes in interest rate indices for variable rate PCI loans, changes in prepayment assumptions and changes in expected principal and interest payments and collateral values.

Assets Held for Sale ("AHFS") include loans and operating lease equipment that we no longer have the intent or ability to hold until maturity. As applicable, AHFS would also include a component of goodwill associated with portfolios or businesses held for sale.

Available-for-sale ("AFS") is a classification that pertains to debt and equity securities. We classify these securities as AFS when they are not considered trading securities, securities carried at fair value, or held-to-maturity securities. AFS securities are included in investment securities in the balance sheet.

Average Earning Assets ("AEA") is computed using month end balances and is the average of Earning Assets. We use this average for certain key profitability ratios, including return on AEA, Net Finance Revenue as a percentage of AEA (Net Finance Margin or "NFM") and operating expenses as a percentage of AEA for the respective period.

Item 1:  Business Overview

15 CIT ANNUAL REPORT 2017

Average Loans is computed using month end balances and does not include amounts held for sale. We use this average to measure the rate of net charge-offs for the respective period.

Average Operating Leases ("AOL") is computed using month end balances and is the average of operating lease equipment, which does not include amounts held for sale. We use this average to measure the rate of return on our operating lease portfolio for the respective period.

Common Equity Tier 1 ("CET1"), Tier 1 Capital and Total Capital are regulatory capital measures as defined in the capital adequacy guidelines issued by the Federal Reserve. CET1 is common stockholders' equity reduced by capital deductions such as goodwill, intangible assets and DTAs that arise from net operating loss and tax credit carry-forwards, and adjusted by elements of other comprehensive income and other items. Tier 1 Capital is Common Tier 1 Capital plus other additional Tier 1 Capital instruments including, among other things, non-cumulative preferred stock. Total Capital consists of Tier 1 Capital and Tier 2 Capital, which includes for CIT qualifying allowance for credit losses and other reserves.

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

Earning Assets is the sum of loans (defined below) less the credit balances of factoring clients, operating lease equipment, net, AHFS, interest-bearing cash, investment securities and securities purchased under agreements to resell, all as of a specific date.

Economic Value of Equity ("EVE") measures the net impact of hypothetical changes in the value of equity by assessing the economic value of assets, liabilities and derivatives.

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

Interest income includes interest earned on loans, interest-bearing cash balances, debt investments and dividends on investments.

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

Loans include loans, capital lease receivables, factoring receivables and rent receivable on operating lease equipment, and does not include amounts contained within AHFS.

Loans and Leases include Loans, operating lease equipment, net, and AHFS, all measured as of a specific date.

Loan-to-Value Ratio ("LTV") is a calculation of a loan's collateral coverage that is used in underwriting and assessing risk in our lending portfolio. LTV at any point in time is the result of the total loan obligations secured by collateral divided by the fair value of the collateral.

Loss Sharing Agreements are agreements in which the FDIC indemnifies OneWest Bank against certain future losses. See Indemnification Assets defined above. The loss sharing agreements generally require CIT, through its acquisition of OneWest Bank, to obtain FDIC approval prior to transferring or selling loans and related indemnification assets. Eligible losses are submitted to the FDIC for reimbursement when a qualifying loss event occurs (e.g., charge-off of loan balance or liquidation of collateral). Reimbursements approved by the FDIC usually are received within 60 days of submission. Receivables related to these indemnification assets are referred to as Covered Loans.

Lower of Cost or Fair Value relates to the carrying value of an asset. The cost refers to the current book balance of certain assets, such as held for sale assets, and if that balance is higher than the fair value, an impairment charge is reflected in the current period statement of income.

Net Efficiency Ratio is a non-GAAP measure that measures the level of operating expenses to our revenue generation over a period of time. It is calculated by dividing operating expenses, excluding intangible assets amortization, goodwill impairment, and restructuring charges, by Total Net Revenue. This calculation may differ from to other financial institutions' ratio due to the inclusion of operating lease revenue and associated expenses, and the exclusion of the noted items.

Net Finance Revenue ("NFR") is a non-GAAP measurement defined as Net Interest Revenue (defined below) plus net operating lease revenue (rental income on operating lease equipment less depreciation on operating lease equipment and maintenance

CIT ANNUAL REPORT 2017 16

and other operating lease expenses). When divided by AEA, the product is defined as Net Finance Margin ("NFM"). NFM is a non-GAAP measurement. These are key measures used by management in the evaluation of the financial performance of our business. Since average operating lease equipment was 16% of AEA for the year ended December 31, 2017, NFM is a more appropriate metric for CIT than net interest margin ("NIM") (a common metric used by other BHCs defined as interest income less interest expense), as NIM does not fully reflect the earnings of our portfolio because it includes the impact of debt costs on all our assets but excludes the net revenue (rental income less depreciation and maintenance and other operating lease expenses) from operating lease equipment.

Net Interest Income Sensitivity ("NII Sensitivity") measures the net impact of hypothetical changes in interest rates on forecasted net interest revenue and rental income from specific items, assuming a static balance sheet over a twelve-month period.

Net Interest Revenue reflects interest and fees on loans, interest on interest-bearing cash, and interest/dividends on investments less interest expense on deposits and borrowings.

Net Operating Loss Carryforward / Carryback ("NOLs") is a tax concept, whereby tax losses in one year can be used to offset taxable income in other years. For example, U.S. Federal NOLs generated in tax years beginning  before January 1, 2018 can first be carried-back and applied against taxable income recorded in the two preceding years with any remaining amount being carried-forward for the next twenty years to offset future taxable income.  For U.S. Federal NOLs generated in tax years beginning January 1, 2018, the utilization of these NOLs is limited to 80% of taxable income. Further, these NOLs may not be carried-back but may be carried forward indefinitely.  The rules pertaining to the number of years allowed for the carryback or carryforward of an NOL varies by jurisdiction.

New business volume represents the initial cash outlay related to new loan or lease equipment transactions entered into during the period. The amount includes CIT's portion of a syndicated transaction, whether it acts as the agent or a participant, and in certain instances, it includes asset purchases from third parties.

Non-accrual Loans include loans greater than or equal to $500,000 that are individually evaluated and determined to be impaired, as well as loans less than $500,000 that are delinquent (generally for 90 days or more), unless it is both well secured and in the process of collection. Non-accrual loans also include loans with revenue recognition on a cash basis because of deterioration in the financial position of the borrower.

Non-performing Assets include Non-accrual Loans combined with OREO (defined below) and repossessed assets.

Other Non-Interest Income includes (1) fee revenues, including fees on lines of credit, letters of credit, capital market related fees, agent and advisory fees and servicing fees, (2) factoring commissions (3) gains and losses on asset sales, including leasing equipment, loans and loan portfolios, investment securities, and OREO, (4) net gains and losses on derivatives and foreign currency exchange, (5) impairment on assets, and (6) other revenues.

Other Real Estate Owned ("OREO") is a term applied to real estate property owned by a financial institution. OREO are considered non-performing assets.

Purchase Accounting Adjustments ("PAA") reflect accretable and non-accretable components of the fair value adjustments to acquired assets and liabilities assumed in a business combination. Accretable adjustments reflect discounts and premiums to the acquired assets and liabilities. The accretion or amortization of the discounts and premiums are recognized in the income statement (interest income, interest expense, non-interest income and operating expenses) over the weighted average life for pool level and contractual for loan level of the assets or liabilities. The accretable adjustments are recognized using an applicable methodology, such as the effective interest method. These primarily relate to interest adjustments on loans, as well as deposits and borrowings. The PAA for the intangible assets is amortized over the respective life of the underlying intangible asset and recorded in Operating expenses. Non-accretable adjustments, for instance credit related write-downs on loans, become adjustments to the basis of the asset and flow back through the statement of income only upon the occurrence of certain events, such as, but not limited to repayment or sale.

Purchase Credit Impaired ("PCI") Loans and PCI Investments are loans and investments that at the time of an acquisition are considered impaired. These are determined to be impaired as there was evidence of credit deterioration since origination of the loan and investment and for which it was probable that all contractually due amounts (principal and interest) would not be collected.

Regulatory Credit Classifications used by CIT are as follows:

•	Pass — These assets do not meet the criteria for classification in one of the following categories;

•
Special Mention — These assets exhibit potential weaknesses that deserve management's close attention and if left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects;

•
Substandard — These assets are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected;

•	Doubtful — These assets have weaknesses that make collection in full unlikely, based on current facts, conditions, and values; and

•	Loss — These assets are considered uncollectible and of little or no value and are generally charged off.

Classified assets are rated as substandard, doubtful or loss and range from: (1) assets that exhibit a well-defined weakness and are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to (2) assets with weaknesses that make

Item 1:  Business Overview

17 CIT ANNUAL REPORT 2017

collection in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non-accrual depending on the evaluation of these factors. Classified loans plus special mention loans are considered criticized loans.

Residual Values represent the estimated value of equipment at the end of its lease term. For operating lease equipment, it is the value to which the asset is depreciated at the end of its estimated useful life.

Risk Weighted Assets ("RWA") is the denominator to which CET1, Tier 1 Capital and Total Capital is compared to derive the respective risk based regulatory ratios. RWA is comprised of both on-balance sheet assets and certain off-balance sheet items (for example loan commitments, purchase commitments or derivative contracts). RWA items are adjusted by certain risk-weightings as defined by the regulators, which are based upon, among other things, the relative credit risk of the counterparty.

Syndication and Sale of Receivables result from originating loans with the intent to sell a portion, or the entire balance, of these assets to other institutions. We earn and recognize fees and/or gains on sales, which are reflected in other non-interest income, for acting as arranger or agent in these transactions.

Tangible Book Value ("TBV") excludes goodwill and intangible assets from common stockholders' equity. We use TBV in measuring tangible book value per common share as of a specific date.

Total Net Revenue is a non-GAAP measurement and is the sum of NFR and other non-interest income.

Total Return Swap ("TRS") is a swap where one party agrees to pay the other the "total return" of a defined underlying asset (e.g., a loan), usually in return for receiving a stream of LIBOR-based cash flows. The total returns of the asset, including interest and any default shortfall, are passed through to the counterparty. The counterparty is therefore assuming the risks and rewards of the underlying asset.

Troubled Debt Restructuring ("TDR") occurs when a lender, for economic or legal reasons, grants a concession to the borrower related to the borrower's financial difficulties that it would not otherwise consider.

Variable Interest Entity ("VIE") is a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets. These entities: lack sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; have equity owners who either do not have voting rights or lack the ability to make significant decisions affecting the entity's operations; and/or have equity owners that do not have an obligation to absorb the entity's losses or the right to receive the entity's returns.

Yield-related Fees are collected in connection with our assumption of underwriting risk in certain transactions in addition to interest income. We recognize yield-related fees, which include prepayment fees and certain origination fees, in interest income over the life of the lending transaction.

CIT ANNUAL REPORT 2017 18

Acronyms

The following is a list of certain acronyms we use throughout this document:

Acronym	Definition	Acronym	Definition
AEA	Average Earnings Assets	GLBA	Gramm-Leach-Bliley Act
AFS	Available for Sale	GSEs	Government-Sponsored Enterprises
AHFS	Assets Held for Sale	HAMP	Home Affordable Modification Program
ALCO	Asset Liability Committee	HARP	Home Affordable Refinance Program
ALLL	Allowance for Loan and Lease Losses	HECM	Home Equity Conversion Mortgage
ALM	Asset and Liability Management	HELOC	Home Equity Lines of Credit
AML	Anti-money Laundering	HFI	Held for Investment
AOCI	Accumulated Other Comprehensive Income	HTM	Held to Maturity
AOL	Average Operating Leases	HUD	U.S. Department of Housing and Urban Development
ARM	Adjustable Rate Mortgage	IT	Information Technology
ASC	Accounting Standards Codification	LCM	Legacy Consumer Mortgages
ASR	Accelerated Share Repurchase Program	LCR	Liquidity Coverage Ratio
ASF	Available Stable Funding	LGD	Loss Given Default
ASU	Accounting Standards Update	LIHTC	Low Income Housing Tax Credit
AVA	Actuarial Valuation Allowance	LOCOM	Lower of the Cost or Market Value
BHC	Bank Holding Company	LTV	Loan-to-Value
BPS	Basis point(s); 1bp=0.01%	MBS	Mortgage-Backed Securities
CCAR	Comprehensive Capital Analysis and Review	MSR	Mortgage Servicing Rights
CCC	Corporate Credit Committee	NFM	Net Finance Margin
CCO	Chief Credit Officer	NFR	Net Finance Revenue
CDI	Core Deposit Intangibles	NII Sensitivity	Net Interest Income Sensitivity
CET1	Common Equity Tier 1 Capital	NIM	Net Interest Margin
CFP	Contingency Funding Plan	NOLs	Net Operating Loss Carry-Forwards
CFTC	Commodities Futures Trading Commission	NSP	Non-Strategic Portfolios
CFPB	Consumer Financial Protection Bureau	NSFR	Net Stable Funding Ratio
CRA	Community Reinvestment Act	OCC	Office of the Comptroller of the Currency
CRO	Chief Risk Officer	OCI	Other Comprehensive Income
CTA	Currency Translation Adjustment	OFAC	Office of Foreign Asset Control
DCF	Discounted Cash Flows	OLA	Orderly Liquidation Authority
DFAST	Dodd-Frank Act Stress Test	OMR	Open Market Repurchases (of common stock)
DIF	Deposit Insurance Fund	OREO	Other Real Estate Owned
DPA	Deferred Purchase Agreement	OTTI	Other than Temporary Impairment
DTAs	Deferred Tax Assets	PAA	Purchase Accounting Adjustments
DTLs	Deferred Tax Liabilities	PB	Primary Beneficiary
ECAP	Enterprise Stress Testing and Economic Capital	PCI	Purchased Credit-Impaired Loans/Securities
EMC	Executive Management Committee	PD	Probability of Obligor Default
EPS	Earnings Per Share	PHMSA	U.S. Pipeline and Hazardous Materials Safety Administration
ERC	Enterprise Risk Committee	PLM	Problem Loan Management
ERM	Enterprise Risk Management	RCC	Risk Control Committee
EVE	Economic Value of Equity	RMC	Risk Management Committee
FASB	Financial Accounting Standards Board	RMG	Risk Management Group
FCPA	Foreign Corrupt Practices Act	ROA	Return on Average Earning Assets
FDIA	Federal Deposit Insurance Act	ROTCE	Return on Tangible Common Stockholders' Equity
FDIC	Federal Deposit Insurance Corporation	RSF	Required Stable Funding
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991	RWA	Risk Weighted Assets
FHA	Federal Housing Administration	SBA	Small Business Administration
FHC	Financial Holding Company	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SFR	Single Family Residential
FICO	Fair, Isaac Corporation	SIFI	Systemically Important Financial Institution
FINRA	Financial Industry Regulatory Authority	TBV	Tangible Book Value
FNMA	Federal National Mortgage Association	TCE	Tangible Common Stockholders' Equity
FRB	Board of Governors of the Federal Reserve System	TDR	Troubled Debt Restructuring
FRBNY	Federal Reserve Bank of New York	TRS	Total Return Swaps
FV	Fair Value	UPB	Unpaid Principal Balance
GAAP	Accounting Principles Generally Accepted in the U.S.	VIE	Variable Interest Entity

Item 1:  Business Overview

19 CIT ANNUAL REPORT 2017

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

We may not be able to achieve the expected benefits from buying or selling a business or assets, which may have an adverse effect on our business or results of operations.

As part of our strategy and business plan, we may consider buying or selling a business or assets in order to manage our business, the products and services we offer, our asset levels, credit exposures, or liquidity position. There are a number of risks inherent in purchase and sale transactions, including the risk that we fail to identify or acquire key businesses or assets, that we fail to complete a pending transaction, that we fail to sell a business or assets that are considered non-strategic or high risk, that we overpay for an acquisition or receive inadequate consideration for a disposition, or that we fail to properly integrate an acquired company or to realize the anticipated benefits from the transaction. We acquired IMB HoldCo LLC and its subsidiary, OneWest Bank N.A., in 2015 and two businesses, NACCO SAS and Capital Direct Group, in 2014. As we have simplified our business over the last several years, we sold our Commercial Air business in April 2017 and most of our international financing and leasing businesses and our student lending and small business lending portfolios from 2014 to 2016. In 2017, we executed agreements to sell our NACCO SAS rail car leasing business, and our Financial Freedom reverse mortgage servicing business, including our reverse mortgage portfolio, and certain of our financings in Business Air.

In engaging in business acquisitions, CIT may decide to pay a premium over book and market values to complete the transaction, which may result in dilution of our tangible book value and net income per common share. If CIT uses substantial cash or other liquid assets or incurs substantial debt to acquire a business or assets, we could become more susceptible to economic downturns and competitive pressures.

Integrating the operations of an acquired entity can be difficult. As a result, CIT may not be able to fully achieve its strategic objectives and planned operating efficiencies in an acquisition. CIT and any target company typically will have different policies, procedures, and processes, including accounting, credit and other risk and reporting policies, and will utilize different information technology systems, which will required significant time, cost, and effort to integrate. CIT may also be exposed to other risks inherent in an acquisition, including the risk of unknown or contingent liabilities, changes in our credit, liquidity, interest rate or other risk profiles, potential asset quality issues, potential disruption of our existing business and diversion of management’s time and attention, possible loss of key employees or customers of the acquired business, and the risk that certain items were not accounted for properly by the seller in accordance with financial accounting and reporting standards. If we fail to realize the expected revenue increases, cost savings, increases in geographic or product scope, and/or other projected benefits from an acquisition, or if we are unable to adequately integrate the acquired business, or experience unexpected costs, changes in our risk profile, or disruption to our business, it could have an adverse effect on our business, financial condition, and results of operations.

When we sell a business or assets, the agreement between the Company and the buyer typically contains representations and warranties, including with regard to the conduct of the business, the servicing practices, and compliance with laws and regulations, among others, and the agreement typically contains certain indemnifications to allocate risks among the parties and may be subject to certain caps and limitations. CIT may also retain certain pre-closing liabilities, including the cost of legacy and future litigation matters related to pre-closing actions. The terms of any agreement, including any representations and warranties, indemnifications or retained liabilities, may subject us to ongoing risks after the sale is completed and could have an adverse effect on our business, financial condition, and results of operations.

We may incur losses on loans, securities and other acquired assets that are materially greater than reflected in our fair value adjustments.

When we account for acquisitions under the purchase method of accounting, we record the acquired assets and liabilities at fair value. All PCI loans are recorded at fair value based on the present value of their expected cash flows. We estimate cash flows

CIT ANNUAL REPORT 2017 20

using internal credit, interest rate and prepayment risk models using assumptions about matters that are inherently uncertain. We may not realize the estimated cash flows or fair value of these loans. In addition, although the difference between the pre-acquisition carrying value of the credit-impaired loans and their expected cash flows - the “non-accretable difference” - is available to absorb future charge-offs, we may be required to increase our allowance for loan losses and related provision expense because of subsequent additional deterioration in these loans.

Competition from both traditional competitors and new market entrants may adversely affect our market share, profitability, and returns.

Our markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. We have a wide variety of competitors that include captive and independent finance companies, commercial banks and thrift institutions, industrial banks, community banks, internet banks, leasing companies, hedge funds, business development companies, insurance companies, mortgage companies, manufacturers and vendors. Some of our non-bank competitors are not subject to the same extensive regulation we are and, therefore, may have greater flexibility in competing for business. In particular, the activity and prominence of so-called marketplace lenders and other technological financial service companies have grown significantly over recent years and is expected to continue growing.
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
If we are unable to address the competitive pressures that we face, we could lose market share, which could result in reduced net finance revenue and profitability and lower returns. On the other hand, if we meet those competitive pressures, it is possible that we could incur significant additional expense, experience lower returns due to compressed net finance revenue, or incur increased losses due to less rigorous risk standards.

Capital and Liquidity Risks

If we fail to maintain sufficient capital or adequate liquidity to meet regulatory capital guidelines, there could be an adverse effect on our business, results of operations, and financial condition.

The Basel III Final Rule issued by the federal banking agencies requires BHCs and insured depository institutions to maintain more and higher quality capital than in the past. In addition, the federal banking agencies set minimum liquidity requirements for large banking organizations, which sets minimum levels of unencumbered high-quality liquid assets. See “Item 1. Business Overview - Regulation - Banking Supervision and Regulation - Liquidity Requirements.” The enhanced prudential supervision requirements imposed on large BHCs pursuant to the Dodd-Frank Act also require a buffer of highly liquid assets based on projected stressed funding needs. The new capital standards could require CIT to maintain more and higher quality capital than previously expected and could limit our business activities (including lending) and our ability to expand organically or through acquisitions, to diversify our capital structure, or to pay dividends or otherwise return capital to shareholders. The new liquidity standards could also require CIT to hold higher levels of short-term investments, thereby limiting our ability to invest in longer-term or less liquid assets at higher yields. If we fail to maintain the appropriate capital levels or adequate liquidity, we could become subject to a variety of formal or informal enforcement actions, which may include restrictions on our business activities, including limiting lending and leasing activities, limiting the expansion of our business, either organically or through acquisitions, requiring the raising of additional capital, which may be dilutive to shareholders, or requiring prior regulatory approval before taking certain actions, such as payment of dividends or otherwise returning capital to shareholders. If we are unable to meet any of these capital or liquidity standards, it may have a material adverse effect on our business, results of operations and financial condition.
Our Revolving Credit Facility also includes terms that require us to comply with regulatory capital requirements and maintain a Tier 1 regulatory capital ratio of at least 9.0%. If we are unable to satisfy these or any of the other relevant terms of the Revolving Credit Facility, the lenders could elect to terminate the Revolving Credit Facility and require us to repay outstanding borrowings. In such event, unless we are able to refinance the indebtedness coming due and replace the Revolving Credit Facility, we may not have sufficient liquidity for our business needs, which may have a material adverse effect on our business, results of operations and financial condition.

If we fail to maintain adequate liquidity or to generate sufficient cash flow to satisfy our obligations as they come due, whether due to a downgrade in our credit ratings or for any other reasons, it could adversely affect our future business operations.

CIT’s liquidity is essential for the operation of our business. Our liquidity, and our ability to fund our activities through bank deposits or by issuing debt in the capital markets, could be affected by a number of factors, including market conditions, our capital structure and capital levels, our credit ratings, and the performance of our business. An adverse change in any of those factors, and particularly a downgrade in our credit ratings, could negatively affect CIT’s liquidity and competitive position, increase our funding costs, or limit our access to the deposit markets or capital markets. Further, an adverse change in the performance of our business could have a negative impact on our operating cash flow. CIT’s credit ratings are subject to ongoing review by the rating agencies, which consider a number of factors, including CIT’s own financial strength, performance, prospects, and operations, as well as factors not within our control, including conditions affecting the financial services industry generally. There can be no assurance that we will maintain or improve our current ratings, which are below investment grade at the holding company level. If we experience a substantial, unexpected, or prolonged change in the level or cost of liquidity, or fail to generate sufficient cash flow to satisfy our obligations, it could materially adversely affect our business, financial condition, or results of operations.

Item 1A: Risk Factors

21 CIT ANNUAL REPORT 2017

Our business may be adversely affected if we fail to successfully expand our deposits at CIT Bank or if our aggregate amount of deposits decreases.

CIT Bank currently has a branch network with 70 branches, which offer a variety of deposit products. However, CIT also must rely on its online bank to raise additional deposits. Our ability to raise deposits and offer competitive interest rates on deposits is dependent on CIT Bank's capital levels, the size of its branch network, the quality and scope of its online banking platform, and its ability to attract lower cost demand deposits. Federal banking law generally prohibits a bank from accepting, renewing or rolling over brokered deposits, unless the bank is well-capitalized or it is adequately capitalized and obtains a waiver from the FDIC. There are also restrictions on interest rates that may be paid by banks that are less than well capitalized, under which such a bank generally may not pay an interest rate on any deposit of more than 75 basis points over the national rate published by the FDIC, unless the FDIC determines that the bank is operating in a high-rate area. Continued expansion of CIT Bank's retail online banking platform to diversify the types of deposits that it accepts may require significant time, effort, and expense to implement. We are likely to face significant competition for deposits from larger BHCs who are similarly seeking larger and more stable pools of funding. If CIT Bank fails to expand and diversify its deposit-taking capability, or if CIT Bank's aggregate amount of deposits decreases due to economic uncertainty, a migration of deposits to the largest banks, or for other reasons, it could have an adverse effect on our business, results of operations, and financial condition.

We may be restricted from paying dividends or repurchasing our common stock.

CIT is a legal entity separate and distinct from its subsidiaries, including CIT Bank, and relies on dividends from its subsidiaries for a significant portion of its cash flow. Federal banking laws and regulations limit the amount of dividends that CIT Bank can pay to CIT. In addition, BHCs with assets in excess of $50 billion must develop and submit to the FRB for review an annual capital plan detailing their plans for the payment of dividends on their common or preferred stock or the repurchase of common stock. If our capital plan is not approved or if we do not satisfy applicable capital requirements, our ability to pay dividends or undertake other capital actions may be restricted. We received a non-objection to our capital plan in June 2017, but we had received a qualitative objection to our previous capital plan in 2016 and had to submit an amended capital plan. We received a non-objection to our amended capital plan in February 2018. We will submit our next annual capital plan in April 2018. We cannot determine whether the FRBNY will object to future capital returns.

Regulatory and Legal Risks

We could be adversely affected by the additional enhanced prudential supervision requirements applicable to large banking organizations.

We exceeded $50 billion in assets at September 30, 2015 and became subject to the FRB’s enhanced prudential standards applicable to BHCs with total consolidated assets of $50 billion or more. There are a number of regulations that are now applicable to us that are not applicable to smaller banking organizations, including but not limited to enhanced rules on capital plans and stress testing, enhanced governance standards, liquidity stress testing and enhanced reporting requirements, and a requirement to develop a resolution plan. Each of these rules required CIT to dedicate significant time, effort, and expense during 2016 and 2017 to comply with the enhanced standards and requirements, and we expect to continue dedicating significant time, effort, and expense during 2018 and thereafter. If we fail to develop at a reasonable cost the systems and processes necessary to comply with the enhanced standards and requirements imposed by these rules, it could have a material adverse effect on our business, financial condition, or results of operations.

Our business is subject to significant government regulation and supervision and we could be adversely affected by banking or other regulations, including new regulations or changes in existing regulations or the application thereof.

The financial services industry, in general, is heavily regulated. CIT is subject to the comprehensive, consolidated supervision of the FRB and CIT Bank is subject to supervision by the OCC, in each case including risk-based and leverage capital requirements and information reporting requirements. Further, CIT Bank is subject to regulation in certain instances by the FDIC, due to its insured deposits, and the CFPB. This regulatory oversight is established to protect depositors, consumer borrowers, federal deposit insurance funds and the banking system as a whole, and is not intended to protect debt and equity security holders. If we fail to satisfy regulatory requirements applicable to BHCs that have elected to be treated as FHCs, including maintaining our status as well managed and well capitalized and meeting the supervisory standards set by our banking regulators, our financial condition and results of operations could be adversely affected, and we may be restricted in our ability to undertake certain capital actions (such as declaring dividends or repurchasing outstanding shares) or to engage in certain activities or acquisitions.
Proposals for legislation to further regulate, restrict, and tax certain financial services activities are continually being introduced in the United States Congress and in state legislatures. The Dodd-Frank Act, which was adopted in 2010, constitutes the most wide-ranging overhaul of financial services regulation in decades, including provisions affecting, among other things, (i) corporate governance and executive compensation standards, (ii) FDIC insurance assessments based on asset levels rather than deposits, (iii) minimum capital levels for BHCs, (iv) derivatives activities, proprietary trading, and private investment funds offered by financial institutions, and (v) the regulation of large financial institutions. In addition, the Dodd-Frank Act established additional regulatory bodies, including the CFPB, which has broad authority to establish a federal regulatory framework for consumer financial protection. The agencies regulating the financial services industry periodically issue new regulations and adopt changes to their existing regulations. In recent years, regulators have increased significantly the level and scope of their supervision and regulation of the financial services industry. We are unable to predict the form or nature of any future changes to statutes or regulation, including the interpretation or implementation thereof. Such increased supervision and regulation could significantly affect our ability to conduct certain of our businesses in a cost-effective manner, restrict the type of activities in which we are permitted to engage, or subject us to stricter and more conservative capital, leverage, liquidity, and risk management standards. Any such action could have a substantial impact on us, significantly increase our costs, limit our growth opportunities, affect our strategies and business operations and increase our capital requirements, and could have an adverse effect on our business, financial condition and results of operations.
Our Aviation Lending, Rail, Maritime and other equipment financing operations are subject to various laws, rules, and regulations administered by authorities in jurisdictions where we do business. In the U.S., our equipment leasing operations, including for

CIT ANNUAL REPORT 2017 22

railcars, ships, and other equipment, are subject to rules and regulations relating to safety, operations, maintenance, and mechanical standards promulgated by various federal and state agencies and industry organizations, including the U.S. Department of Transportation, the Federal Aviation Administration, the Federal Railroad Administration, the Association of American Railroads, the Maritime Administration, the U.S. Coast Guard, and the U.S. Environmental Protection Agency. Similar governmental agencies issue similar rules and regulations in other countries in which we do business. In 2015, the U.S. Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and Transport Canada (“TC”) each released final rules establishing enhanced design and performance criteria for tank cars loaded with a flammable liquid and requiring retrofitting of existing tank cars to meet the enhanced standards within a specified time frame. In addition, the U.S. Congress enacted the Fixing America’s Surface Transportation Act (“FAST Act”), which, among other things, expanded the scope of tank cars classified as carrying flammable liquids, added additional design and performance criteria for tank cars in flammable service, and required additional studies of certain criteria established by PHMSA and TC. In addition, state agencies regulate some aspects of rail and maritime operations with respect to health and safety matters not otherwise preempted by federal law. Our business operations and our equipment financing and leasing portfolios may be adversely impacted by rules and regulations promulgated by governmental and industry agencies, which could require substantial modification, maintenance, or refurbishment of our railcars, ships, or other equipment, or potentially make such equipment inoperable or obsolete. Violations of these rules and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeitures of assets.

We are currently involved in a number of legal proceedings, and may from time to time be involved in government investigations and inquiries, related to the conduct of our business, the results of which could have an adverse effect on our business, financial condition, or results of operation.

We are currently involved in a number of legal proceedings, and may from time to time be involved in government and regulatory investigations and inquiries, relating to matters that arise in connection with the conduct of our business (collectively, "Litigation"). We are also at risk when we have agreed to indemnify others for losses related to Litigation they face, such as in connection with the sale of a business or assets by us. It is inherently difficult to predict the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages. We cannot state with certainty what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter will be, if any. The actual results from resolving Litigation matters may involve substantially higher costs and expenses than the amounts reserved or amounts estimated to be reasonably possible, or judgments may be rendered, or fines or penalties assessed in matters for which we have no reserves or have not estimated reasonably possible losses. Adverse judgments, fines or penalties in one or more Litigation matters could have a material adverse effect on our business, financial condition, or results of operations.

We could be adversely affected by changes in tax laws and regulations or the interpretations of such laws and regulations

We are subject to the income tax laws of the U.S., its states and municipalities and those of the foreign jurisdictions in which we do business. These tax laws are complex and may be subject to different interpretations. We must make judgments and interpretations about the application of these inherently complex tax laws when determining our provision for income taxes, our deferred tax assets and liabilities, and our valuation allowance. Changes to the tax laws, administrative rulings or court decisions could increase our provision for income taxes and reduce our net income.
These changes could affect our regulatory capital ratios as calculated in accordance with the Basel III Final Rule. The exact impact is dependent upon the effects an amendment has on our net DTA's arising from NOL and tax credit carry-forwards, versus our net DTA's related to temporary timing differences, as the former is a deduction from capital (the numerator to the ratios), while the latter is included in RWA (the denominator). See "Regulation — Banking Supervision and Regulation — Capital Requirements" section of Item 1. Business Overview for further discussion regarding the impact of DTA's on regulatory capital.

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

We service reverse mortgages that were previously originated and securitized through our Financial Freedom business, and we currently own a portfolio of reverse mortgages, which subjects us to substantial business, operational and legal risks and could have a material adverse effect on our business, liquidity, financial condition, and results of operations.
We own mortgage servicing rights through our Financial Freedom business, reported as discontinued operations, related to reverse mortgages previously originated and securitized, and we currently own a portfolio of reverse mortgages, both of which are in assets held for sale. The reverse mortgage business is subject to substantial risks, including market, credit, interest rate, liquidity, operational, reputational and legal risks. A reverse mortgage is a loan available to persons aged 62 or older that allows homeowners to borrow money against the value of their home. Defaults on reverse mortgages leading to foreclosures may occur if borrowers fail to meet maintenance obligations, such as payment of taxes or home insurance premiums, or fail to meet requirements to occupy the premises. An increase in foreclosure rates may increase our cost of servicing. We have been subject on occasion to negative publicity when defaults on reverse mortgages led to foreclosures or evictions of senior homeowners.
Certain of these reverse mortgage loans are insured and guaranteed by the FHA, which is administered by HUD. FHA regulations provide that servicers must meet a series of event-specific timeframes during the default, foreclosure, conveyance, and mortgage insurance claim cycles. The penalty HUD applies for failure to meet the foreclosure timeline is curtailment of interest from the date of failure (e.g. the date to take the first legal action in the foreclosure process is missed) to the claims settlement date, which might be months or years after the missed deadline. As a servicer of reverse mortgage loans owned by

Item 1A: Risk Factors

23 CIT ANNUAL REPORT 2017

the government-sponsored enterprises ("GSEs"), the servicing guides provide that servicers may become liable for curtailed interest for certain delays in completing the foreclosure process with respect to defaulted loans in accordance with servicer guides. As the servicer, we may be responsible to HUD for debenture interest that is not self-curtailed or for making the credit owner whole for any interest curtailed due to not meeting the required event-specific timeframes. If we are required to record incremental charges for interest curtailment obligations, there may be a material adverse effect on our results of operations or financial condition.
As a reverse mortgage servicer, we are responsible for funding any payments due to borrowers in a timely manner, remitting to credit owners interest accrued, paying for interest shortfalls, and funding advances such as taxes and home insurance premiums. If a borrower is not paying real estate taxes and property insurance premiums, we may be required under servicing agreements to advance our own funds to pay property taxes, insurance premiums, legal expenses and other protective advances. We also may be required to advance funds to maintain, repair and market real estate properties. In certain situations, our contractual obligations may require us to make certain advances for which we may not be reimbursed. In addition, if a mortgage loan serviced by us defaults or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or liquidation occurs. If there is a delay in collecting advances or if we receive requests for advances in excess of amounts we are able to fund, it may adversely affect our liquidity, and a failure to be reimbursed for advances could adversely affect our business, financial condition or results of operations.
The mortgage industry, including both forward mortgages and reverse mortgages, is largely dependent upon the FHA, HUD and government-sponsored enterprises, like the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). There can be no guarantee that any or all of these entities will continue to participate in the mortgage industry, including forward mortgages and reverse mortgages, or that they will not make material changes to the laws, regulations, rules or practices applicable to the mortgage industry. The FHA has issued regulations since January 1, 2013, governing its reverse mortgage program that impact initial mortgage insurance premiums and principal limit factors, impose restrictions on the amount of funds that senior borrowers may draw down at closing and during the first 12 months after closing, and require a financial assessment for all borrowers to ensure that they have the capacity and willingness to meet their financial obligations and the terms of the reverse mortgage. Similarly, the CFPB has issued new rules for mortgage origination and mortgage servicing. Both the origination and servicing rules create new private rights of action for consumers against lenders and servicers in the event of certain violations.
Any material changes to the laws, regulations, rules or practices applicable to our residential mortgage business could have a material adverse effect on our overall business and our financial position, results of operations and cash flows.
Credit and Market Risks

We could be adversely affected by the actions and commercial soundness of other financial institutions.

CIT’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of syndications, trading, clearing, counterparty, or other relationships. CIT has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual funds, private equity funds, and hedge funds, and other institutional clients. Defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, could affect market liquidity and could lead to losses or defaults by us or by other institutions. Many of these transactions could expose CIT to credit risk in the event of default by its counterparty or client. In addition, CIT’s credit risk may be impacted if the collateral held by it cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to CIT. There is no assurance that any such losses would not adversely affect, possibly materially, CIT.
Our Rail business is concentrated by industry and our retail banking business is concentrated geographically, and any downturn in the rail industry or in the geographic area of our retail banking business may have a material adverse effect on our business.
Most of our business is diversified by customer, industry, and geography. However, although our Rail business is diversified by customer and geography, it is concentrated in one industry. If there is a significant downturn in shipping by railcar, it could have a material adverse effect on our business and results of operations.

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

The quality of our loans and leases depends on the creditworthiness of our customers and their ability to fulfill their obligations to us. We maintain a consolidated allowance for loan losses on our loans to provide for loan defaults and non-performance. The amount of our allowance reflects management's judgment of losses inherent in the portfolio. However, the economic environment is dynamic, and our portfolio credit quality could decline in the future.

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

CIT ANNUAL REPORT 2017 24

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

Our loans and leases include a significant portion of leased equipment, including but not limited to railcars and locomotives, technology and office equipment, and medical equipment. The realization of equipment values (residual values) during the life and at the end of the term of a lease is an important element in the profitability of our leasing business. At the inception of each lease, we record a residual value for the leased equipment based on our estimate of the future value of the equipment at the end of the lease term or end of the equipment’s estimated useful life.
If the market value of leased equipment decreases at a rate greater than we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, recession or other adverse economic conditions, or other factors, it could adversely affect the current values or the residual values of such equipment. For example, as the price of or demand for crude oil, coal, or other commodities goes up or down, it may affect the demand for railcars used to ship such commodities and the lease rates for such railcars, which could affect the residual values of such railcars. Further, if certain commodities cause more wear and tear on railcars, such as increased corrosion, it may increase maintenance and repair costs, which could affect the residual values of such railcars.
Certain equipment residual values, including railcar and ship residuals, are dependent on the manufacturers’ or vendors’ warranties, reputation, and other factors, including demand and market conditions and liquidity. Residual values for certain equipment, including rail and medical equipment, may also be affected by changes in laws or regulations that mandate design changes or additional safety features. For example, new regulations issued by the PHMSA in the U.S. and TC in Canada in 2015, and supplemented by the FAST Act in the U.S., will require us to retrofit a significant portion of our tank cars over the next several years in order to continue leasing those tank cars for the transport of crude oil. In addition, we may not realize the full market value of equipment if we are required to sell it to meet liquidity needs or for other reasons outside of the ordinary course of business. Consequently, there can be no assurance that we will realize our estimated residual values for equipment.

The degree of residual realization risk varies by transaction type. Capital leases bear the least risk because contractual payments usually cover approximately 90% of the equipment's cost at the inception of the lease. Operating leases have a higher degree of risk because a smaller percentage of the equipment's value is covered by contractual cash flows over the term of the lease. A significant portion of our leasing portfolios are comprised of operating leases, which increase our residual realization risk.

Investment in and revenues from our foreign operations are subject to various risks and requirements associated with transacting business in foreign countries.

Although our business operations in foreign jurisdictions are substantially reduced from prior years, we still conduct limited business operations in certain jurisdictions and we engage in certain cross border lending and leasing transactions. An economic recession or downturn, increased competition, or business disruption associated with the political or regulatory environments in the international markets in which we do business could adversely affect us.
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
Furthermore, both our domestic and international operations could expose us to trade and economic sanctions or other restrictions imposed by the United States or other governments or organizations. The U.S. Department of Justice (“DOJ”) and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanction laws, anti-bribery rules under the FCPA and other federal statutes. Under trade sanction and anticorruption laws, the government may seek to impose modifications to business practices, including cessation of business activities with sanctioned parties or in sanctioned countries, and modifications to compliance programs, which may increase compliance costs, and may subject us to severe criminal and civil fines, penalties and other sanctions. If any of the risks described above materialize, it could adversely impact our business, operating results and financial condition.

We may be adversely affected by significant changes in interest rates.

We rely on borrowed money from deposits, secured debt, and unsecured debt to fund our business. We derive the bulk of our income from net finance revenue, which is the difference between interest and rental income on our loans and leases and interest expense on deposits and other borrowings, depreciation on our operating lease equipment and maintenance and other operating lease expenses. Prevailing economic conditions, the trade, fiscal, and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affects our net finance revenue. Volatility in interest rates can also result in the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.

Although interest rates are currently lower than historical averages, any significant decrease in market interest rates may result in a change in net interest margin and net finance revenue. A substantial portion of our loans and other financing products, and a

Item 1A: Risk Factors

25 CIT ANNUAL REPORT 2017

portion of our deposits and other borrowings, bear interest at floating interest rates. If interest rates increase, monthly interest obligations owed by our customers to us will also increase, as will our own interest expense. Demand for our loans or other financing products may decrease as interest rates rise or if interest rates are expected to rise in the future. In addition, if prevailing interest rates increase, some of our customers may not be able to make the increased interest payments or refinance their balloon and bullet payment transactions, resulting in payment defaults and loan impairments. Conversely, if interest rates remain low, our interest expense may decrease, but our customers may refinance the loans they have with us at lower interest rates, or with others, leading to lower revenues. As interest rates rise and fall over time, any significant change in market rates may result in a decrease in net finance revenue, particularly if the interest rates we pay on our deposits and other borrowings and the interest rates we charge our customers do not change in unison, which may have a material adverse effect on our business, operating results, and financial condition.

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
Aside from a general economic downturn, a downturn in certain industries may result in reduced demand for products that we finance in that industry or negatively impact collection and asset recovery efforts. Decreased demand for the products of various manufacturing customers due to recession may adversely affect their ability to repay their loans and leases with us. Similarly, a decline in railroad shipping volumes may adversely affect our rail business, the value of our rail assets, and the ability of our lessees to make lease payments. Further, a decrease in prices or reduced demand for certain raw materials or bulk products, such as oil, coal, or steel, may result in a significant decrease in gross revenues and profits of our borrowers and lessees or a decrease in demand for certain types of equipment for the production, processing and transport of such raw materials or bulk products, including certain specialized railcars, which may adversely affect the ability of our customers to make payments on their loans and leases and the value of our rail assets and other leased equipment.
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

If we fail to maintain adequate internal control over financial reporting, it could result in a material misstatement of the Company's annual or interim financial statements.

Management of CIT is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As of December 31, 2016, CIT identified two material weaknesses in our internal controls related to Information Technology General Controls ("ITGCs") and in the Financial Freedom reverse mortgage servicing business related to the Home Equity Conversion Mortgages (HECM) Interest Curtailment Reserve. As of December 31, 2017, the Company remediated each of the material weaknesses as disclosed in Item 9A. Controls and Procedures. However, if we identify additional material weaknesses or other deficiencies in our internal controls, or if material weaknesses or other deficiencies exist that we fail to identify, our risk will be increased that a material misstatement to our annual or interim financial statements will not be prevented or detected on a timely basis. Any such potential material misstatement, if not prevented or detected, could require us to restate previously released financial statements and could otherwise have a material adverse effect on our business, results of operations, and financial condition.

CIT ANNUAL REPORT 2017 26

Changes in accounting standards or interpretations could materially impact our reported earnings and financial condition.

The FASB, the SEC and other regulatory agencies periodically change the financial accounting and reporting standards that govern the preparation of CIT's consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, potentially resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. For example, we are currently reviewing new guidance on lease accounting (ASU 2016-02 Leases (Topic 842), effective January 1, 2019), which will require lessees to recognize lease liabilities, and corresponding right of use assets, on their balance sheets, and may prompt certain of our leasing customers to reconsider whether to lease equipment for their business or to purchase it outright using the proceeds of a loan, and may have an adverse effect on our leasing business. We are also reviewing new guidance on the measurement of credit losses (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020), which introduces a forward-looking “expected loss” model to estimate credit losses to cover the expected life of the portfolio, rather than the incurred loss model under current U.S. GAAP, and will likely result in an increase in our allowance for loan and lease losses upon adoption.

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

In the second quarter of 2016, the FRB, other federal banking agencies and the SEC jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which include a bank or BHC with $1 billion or more of assets, such as CIT and CIT Bank. Although the proposed rules include more stringent requirements, particularly for larger institutions, it cannot be determined at this time whether or when a final rule will be adopted. Compliance with such a final rule may substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, our business, financial condition and results of operations could be adversely affected.

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

Item 1A: Risk Factors

27 CIT ANNUAL REPORT 2017

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

We are exposed to many types of operational risk, including the risk of fraud by employees and outsiders, clerical and recordkeeping errors, and computer or telecommunications systems malfunctions. Our businesses depend on our ability to process a large number of increasingly complex transactions. If any of our operational, accounting, or other data processing systems fail or have other significant shortcomings (including intrusion into or degradation of systems or technology by cyber attackers), we could be materially adversely affected. We are similarly dependent on our employees. We could be materially adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or intentional sabotage or fraudulent manipulation of our operations or systems. Third parties with which we do business, including vendors that provide internet access, portfolio servicing, deposit products, or security solutions for our operations, could also be sources of operational and information security risk to us, including from breakdowns, failures, capacity constraints of their own systems or employees, or cyber security attacks through their systems to our systems. Any of these occurrences could diminish our ability to operate one or more of our businesses, or cause financial loss, potential liability to clients, inability to secure insurance, reputational damage, or regulatory intervention, which could have a material adverse effect on our business.

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

Our framework for managing risks may not be effective in mitigating risk and loss.

Our risk management framework seeks to mitigate risk and loss. We have established processes and procedures intended to identify, measure, monitor, report, analyze, and mitigate the types of risk to which we are subject, including liquidity risk, credit risk, market risk, interest rate risk, legal and compliance risk, strategic risk, reputational risk, and operational risk related to our employees, systems and vendors, among others. Any system of control and any system to reduce risk exposure, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. A failure in our internal controls or our systems or strategies to mitigate risk could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of us. Moreover, whereas negative public opinion once was primarily driven by adverse news coverage in traditional media, the advent and expansion of social media creates the potential for rapid and widespread dissemination of inaccurate, misleading, or false information that could damage our reputation and affect our ability to attract and retain customers.

If our risk management framework proves ineffective, we may not be able to effectively mitigate our risk exposures in particular market environments or against particular types of risk, and we could incur litigation, negative regulatory consequences, reputational damages among other adverse consequences and we could suffer unexpected losses that may affect our financial condition or results of operations.

We and/or our affiliates are involved from time to time in information-gathering requests, investigations and proceedings by various governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies.

We and/or our affiliates are involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies, regarding our customers and businesses. Because our businesses are complex and subject to continuing change, and because they are subject to extensive regulation by federal, state and foreign authorities, the outcome of any of these requests, reviews, investigations and proceedings and their impact on us can be difficult to predict. In addition, a violation of law or regulation by another financial institution may give rise to an inquiry or investigation by regulators or other authorities of the same or similar practices by us. For example, events of improper sales practices at other financial institutions, including the opening of fraudulent customer accounts, has prompted close scrutiny of consumer banking practices by regulators and the media. Moreover, the complexity of the federal and state regulatory and enforcement regimes in the U.S. means that a single event or topic may give rise to numerous and overlapping investigations and regulatory proceedings. Such matters may result in material adverse consequences, including without limitation, adverse judgments, settlements, fines, penalties, injunctions or other actions, amendments and/or restatements of our SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures.

There has been a trend of large settlements with governmental agencies that may adversely affect the outcomes for other financial institutions, to the extent they are used as a template for other settlements in the future. In some cases, governmental authorities have required criminal pleas or other extraordinary terms as part of such settlements with other financial institutions.

CIT ANNUAL REPORT 2017 28

The uncertain regulatory enforcement environment makes it difficult to estimate probable losses, which can lead to substantial disparities between legal reserves and actual settlements or penalties.

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

Information security risks for large financial institutions such as CIT have generally increased in recent years, in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. Our technologies, systems, networks, and our customers' devices may become the target of cyber attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of CIT's or our customers' confidential, proprietary and other information, including personally identifiable information of our customers and employees, or otherwise disrupt CIT's or its customers' or other third parties' business operations.

In recent years, there have been several well-publicized attacks on various companies, including in the retail, financial services, media and entertainment, social media, and other industries, and personal, proprietary, and public e-mail systems in which the perpetrators gained unauthorized access to confidential information and customer data, often through the introduction of computer viruses or malware, cyber attacks, phishing, or other means. There have also been a series of denial of service attacks on large financial services companies. In a denial of service attack, hackers flood commercial websites with extraordinarily high volumes of traffic to disrupt the ability of commercial enterprises to process transactions and possibly make their websites unavailable to customers for extended periods of time. Even if not directed at CIT specifically, attacks on other entities with whom we do business or on whom we otherwise rely or attacks on financial or other institutions important to the overall functioning of the financial system could adversely affect, directly or indirectly, aspects of our business.

Since January 1, 2015, we have not experienced any material information security breaches involving either proprietary or customer information. However, if we experience cyber attacks or other information security breaches in the future, either the Company or its customers may suffer material losses. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the prominent size and scale of CIT and its role in the financial services industry, our plans to continue to implement our online banking channel strategies and develop additional remote connectivity solutions to serve our customers when and how they want to be served, our geographic footprint and international presence, the outsourcing of some of our business operations, and the continued uncertain global economic environment. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

Item 1A: Risk Factors

29 CIT ANNUAL REPORT 2017

Item 1B. Unresolved Staff Comments

There are no unresolved SEC staff comments.

Item 2. Properties

CIT primarily operates in North America, with additional locations in Europe, and Asia. CIT occupies approximately 1.7 million square feet of space, which includes office space and branch network, the majority of which is leased.

Item 3. Legal Proceedings

CIT is currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, "Litigation"), certain of which Litigation matters are described in Note 22 — Contingencies of Item 8. Financial Statements and Supplementary Data. In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter may be, if any. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company's financial condition, but may be material to the Company's operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For more information about pending legal proceedings, including an estimate of certain reasonably possible losses in excess of reserved amounts, see Note 22 — Contingencies of Item 8. Financial Statements and Supplementary Data.

Item 4. Mine Safety Disclosures

Not applicable.

30 CIT ANNUAL REPORT 2017
PART TWO

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information — CIT's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "CIT."

The following tables set forth the high and low reported closing prices for CIT's common stock.

	2017		2016
Common Stock	High	Low	High	Low
First Quarter	$43.93	$40.21	$39.70	$25.65
Second Quarter	$48.72	$42.46	$34.57	$28.45
Third Quarter	$50.16	$43.30	$36.88	$30.66
Fourth Quarter	$51.51	$44.69	$43.85	$35.25

Holders of Common Stock — As of February 9, 2018, there were 45,751 beneficial holders of common stock.

Dividends — We declared the following dividends on our common stock in 2017 and 2016:

	Per Share Dividend
Declaration Date	2017	2016
January	$0.15	$0.15
April	$0.15	$0.15
July	$0.15	$0.15
October	$0.16	$0.15

On January 22, 2018, the Board of Directors declared a quarterly cash dividend of $0.16 per share payable on February 23, 2018 to shareholders of record on February 9, 2018.

Shareholder Return — The following graph shows the annual cumulative total shareholder return for common stock during the period from December 31, 2012 to December 31, 2017. The chart also shows the cumulative returns of the S&P 500 Index and S&P Banks Index for the same period. The comparison assumes $100 was invested on December 31, 2012. Each of the indices shown assumes that all dividends paid were reinvested.

CIT STOCK PERFORMANCE DATA

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
CIT	$100.00	$135.19	$125.36	$105.44	$115.48	$135.02
S&P 500	$100.00	$132.37	$150.48	$152.54	$170.77	$208.03
S&P Banks	$100.00	$135.72	$156.77	$158.10	$196.54	$240.86
S&P Financials	$100.00	$135.59	$156.17	$153.74	$188.71	$230.49

Item 5: Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

31 CIT ANNUAL REPORT 2017

Securities Authorized for Issuance Under Equity Compensation Plans — Our CIT Group Inc. 2016 Omnibus Incentive Plan was approved by shareholders in 2016, and replaced the Amended and Restated CIT Group Inc. Long-Term Incentive Plan (the “Prior Plan”). The Prior Plan was approved by the Bankruptcy Court in 2009 and did not require shareholder approval. No new equity awards may be granted under the Prior Plan. Equity awards associated with these plans are presented in the following table.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders or the Court	N/A	N/A	5,405,837*

*	Excludes 2,775,499 shares underlying outstanding awards granted to employees and/or directors that are unvested and/or unsettled.

During 2017, we had no equity compensation plans that were not approved by shareholders or the Court. For further information on our equity compensation plans, including the weighted average exercise price, see Item 8. Financial Statements and Supplementary Data, Note 20 — Retirement, Postretirement and Other Benefit Plans.

Issuer Purchases of Equity Securities — Details of the repurchases of our common stock during the three months ended December 31, 2017 are included in the following table:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

October 1 - 31, 2017	121,596	$47.23	121,596	—
November 1 - 30, 2017	—	$—	—	—
December 1 - 31, 2017	—	$—	—	—
Total Purchases	121,596			—

During 2017, we repurchased $3.4 billion (inclusive of the amount in the above table) of common stock via an equity tender offer, an accelerated repurchase program ("ASR") and open market repurchases ("OMR").

On February 1, 2018, CIT received a “non-objection” from the Federal Reserve Bank of New York to an amendment (the “Amended Capital Plan”) to the 2017 Capital Plan dated April 5, 2017 (“Original Plan”) filed by the Company under the 2017 Comprehensive Capital Analysis and Review (“CCAR”). The Amended Capital Plan includes (i) the issuance of up to $400 million in Tier 2 qualifying subordinated debt; and (ii) an increase in common equity distribution of up to $800 million for the remainder of the four-quarter period that began July 1, 2017 and ends on June 30, 2018, provided that if the Company does not issue qualifying subordinated debt, or issues less than $400 million of qualifying subordinated debt, the Company will reduce the total amount of common equity distributions by a commensurate amount. These actions would be in addition to those which received a non-objection from the Federal Reserve on June 28, 2017 for the same period. CIT has approximately $100 million of repurchases remaining that can be executed by the end of the first half of 2018 under the June 2017 non-objection authorization. The Company’s management, subject to the approval of the Board of Directors, will determine the timing and amount of any share repurchases, special dividends, or combination of the two that may be authorized based on market conditions and other considerations. Any share repurchases may be effected through tender offer, in the open market, through derivative, accelerated repurchase and other negotiated transactions, and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934.

Unregistered Sales of Equity Securities — There were no sales of common stock during 2017 and 2016. During the third quarter of 2015, the Company issued 30.9 million shares of unregistered common stock held in treasury, mostly repurchased through share buyback plans, as a component of the purchase price paid for the acquisition of OneWest Bank. In addition, there were issuances of common stock under equity compensation plans and an employee stock purchase plan, both of which are subject to registration statements.

CIT ANNUAL REPORT 2017 32

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

Select Data (dollars in millions, except per share data)

	At or for the Years Ended December 31,
	2017	2016	2015	2014	2013
Select Statement of Operations Data
Net interest revenue	$1,117.9	$1,158.3	$713.8	$440.5	$439.2
Provision for credit losses	114.6	194.7	158.6	104.4	75.3
Total non-interest income	1,371.6	1,182.2	1,167.7	1,213.5	1,183.0
Total non-interest expenses	2,183.3	2,124.9	1,536.9	1,305.1	1,252.2
Income (loss) from continuing operations	259.4	(182.6)	724.1	675.7	238.4
Net income (loss)	468.2	(848.0)	1,034.1	1,119.1	675.7
Per Common Share Data
Diluted income (loss) per common share — continuing operations	$1.52	$(0.90)	$3.89	$3.57	$1.18
Diluted income (loss) per common share	2.80	(4.20)	5.55	5.91	3.35
Book value per common share	53.25	49.50	54.45	50.07	44.78
Tangible book value per common share	49.58	45.41	48.33	47.59	43.56
Dividends declared per common share	0.61	0.60	0.60	0.50	0.10
Dividend payout ratio	21.8%	NM	10.8%	8.5%	3.0%
Performance Ratios
Pre-tax return from continuing operations on average common stockholders' equity	2.2%	0.2%	1.9%	2.8%	3.4%
Return (continuing operations) on average common stockholders' equity	3.0%	(1.6)%	7.5%	7.7%	2.8%
Net finance revenue as a percentage of average earning assets (non-GAAP)	3.43%	3.60%	3.47%	3.30%	3.37%
Return on average earning assets	1.00%	(1.78)%	2.72%	3.74%	2.41%
Return on average continuing operations total assets	0.53%	(0.34)%	1.68%	2.01%	0.78%
Balance Sheet Data
Loans, including receivables pledged	$29,113.9	$29,535.9	$30,518.7	$18,260.6	$17,745.3
Allowance for loan losses	(431.1)	(432.6)	(347.0)	(334.2)	(339.1)
Operating lease equipment, net	6,738.9	7,486.1	6,851.7	5,980.9	4,765.7
Goodwill	369.9	685.4	1,063.2	432.3	233.7
Total cash and deposits	1,718.7	6,430.6	7,652.4	6,155.2	5,369.0
Investment securities	6,469.9	4,491.1	2,953.7	1,550.3	2,630.2
Assets of discontinued operations	501.3	13,220.7	13,059.6	12,493.7	14,742.1
Total assets	49,278.7	64,170.2	67,391.9	47,755.5	46,996.8
Deposits	29,569.3	32,304.3	32,761.4	15,838.7	12,523.3
Borrowings	8,974.4	14,935.5	16,350.3	15,969.7	16,036.5
Liabilities of discontinued operations	509.3	3,737.7	4,302.0	3,818.1	6,993.7
Total common stockholders' equity	6,995.0	10,002.7	10,944.7	9,057.9	8,838.8
Credit Quality
Non-accrual loans as a percentage of finance receivables	0.76%	0.94%	0.83%	0.88%	1.28%
Net charge-offs as a percentage of average finance receivables	0.39%	0.37%	0.58%	0.55%	0.47%
Allowance for loan losses as a percentage of finance receivables	1.48%	1.46%	1.14%	1.83%	1.91%
Capital Ratios
Total ending equity to total ending assets	14.9%	15.6%	16.2%	19.0%	18.8%
Common Equity Tier 1 Capital Ratio (fully phased-in)	14.4%	13.8%	12.6%	—	—
Tier 1 Capital Ratio (fully phased-in)	15.1%	13.8%	12.6%	14.5%	16.7%
Total Capital Ratio (fully phased-in)	16.2%	14.6%	13.2%	15.1%	17.4%
NM — Not meaningful due to the net loss.

Item 6: Selected Financial Data

33 CIT ANNUAL REPORT 2017

The following revenues and expenses are reflective of continuing operations. See footnote "(5)" below the table for note on average borrowings balance and the related expense and rate.

Average Balances(1) and Associated Income and Expense for the year ended: (dollars in millions)

	December 31, 2017			December 31, 2016			December 31, 2015
	Average Balance	Revenue / Expense(6)	Average Rate (%)	Average Balance	Revenue / Expense(6)	Average Rate (%)	Average Balance	Revenue / Expense(6)	Average Rate (%)
Interest bearing cash deposits	$5,291.5	$57.7	1.09%	$6,450.6	$33.1	0.51%	$5,486.6	$17.1	0.31%
Securities purchased under agreements to resell	34.6	0.4	1.16%	—	—	—%	411.5	2.3	0.56%
Investment securities	5,317.7	139.4	2.62%	3,384.0	98.8	2.92%	2,239.3	51.8	2.31%
Loans (including held for sale and credit balances of factoring clients)(2)(3)
U.S.(2)	28,015.9	1,649.6	5.89%	29,195.9	1,708.8	5.85%	21,317.9	1,189.2	5.58%
Non-U.S.	265.7	35.5	13.36%	1,037.1	95.0	9.16%	2,016.2	185.3	9.19%
Total loans(2)	28,281.6	1,685.1	5.96%	30,233.0	1,803.8	5.97%	23,334.1	1,374.5	5.89%
Total interest earning assets / interest income(2)(3)	38,925.4	1,882.6	4.84%	40,067.6	1,935.7	4.83%	31,471.5	1,445.7	4.59%
Operating lease equipment, net (including held for sale)(4)
U.S.(4)	6,053.6	379.8	6.27%	5,855.4	447.1	7.64%	5,178.9	491.2	9.48%
Non-U.S.(4)	1,631.4	108.4	6.64%	1,367.4	109.8	8.03%	1,180.7	112.6	9.54%
Total operating lease equipment, net(4)	7,685.0	488.2	6.35%	7,222.8	556.9	7.71%	6,359.6	603.8	9.49%
Indemnification assets	241.7	(47.0)	(19.45)%	373.8	(24.2)	(6.47)%	188.6	(0.5)	(0.27)%
Total earning assets(2)	46,852.1	$2,323.8	4.96%	47,664.2	$2,468.4	5.18%	38,019.7	$2,049.0	5.39%
Non interest earning assets
Cash due from banks	587.1			882.1			967.6
Allowance for loan losses	(430.4)			(390.8)			(333.0)
All other non-interest earning assets	2,398.0			4,048.3			2,958.3
Assets of discontinued operations	3,752.0			13,021.2			12,333.1
Total Average Assets	$53,158.8			$65,225.0			$53,945.7
Average Liabilities
Borrowings
Deposits	$29,538.2	$373.3	1.26%	$31,545.1	$394.8	1.25%	$22,762.7	$330.1	1.45%
Borrowings(5)	10,674.0	344.4	3.23%	15,493.6	358.4	2.31%	15,519.1	401.3	2.59%
Total interest-bearing liabilities	40,212.2	717.7	1.78%	47,038.7	753.2	1.60%	38,281.8	731.4	1.91%
Non-interest bearing deposits	1,450.0			1,177.5			503.6
Other non-interest bearing liabilities	1,645.0			1,689.2			1,541.0
Liabilities of discontinued operations	1,303.1			4,236.5			3,975.6
Noncontrolling interests	0.2			0.5			(0.9)
Stockholders' equity	8,548.3			11,082.6			9,644.6
Total Average Liabilities and Stockholders' Equity	$53,158.8			$65,225.0			$53,945.7
Net revenue spread			3.18%			3.58%			3.48%
Impact of non-interest bearing sources			0.25%			0.02%			(0.01)%
Net revenue / yield on earning assets(2)		$1,606.1	3.43%		$1,715.2	3.60%		$1,317.6	3.47%
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
(5) The interest expense presented pertains only to continuing operations and reflects the allocation of interest expense to discontinued operations. The average rate for borrowings before the allocation of interest expense to discontinued operations was 4.02% in 2017, 4.15% for 2016 and 4.31% for 2015.
(6) Interest and expense and average rates include PAA and FSA accretion, including amounts accelerated due to redemptions or extinguishments, and accelerated original issue discount on debt extinguishment related to the TRS Transactions.

CIT's year-over-year changes (2017 versus 2016 and 2016 versus 2015) in net interest revenue and operating lease margins are presented in Item 7. Management's Discussion and Analysis - Net Finance Revenue.

CIT ANNUAL REPORT 2017 34

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

BACKGROUND

CIT Group Inc., together with its subsidiaries (collectively "we", "our", "CIT" or the "Company"), is a bank holding company ("BHC") and a financial holding company ("FHC") with $44.8 billion of earning assets at December 31, 2017. Formed in 1908, CIT provides financing, leasing and advisory services principally to middle-market companies in a wide variety of industries and primarily in North America. We also provide a full range of banking and related services to commercial and individual customers through our banking subsidiary, CIT Bank, N.A. ("CIT Bank"), which includes 70 branches located in Southern California, and its online bank, bankoncit.com.

CIT is regulated by the Board of Governors of the Federal Reserve System ("FRB") and the Federal Reserve Bank of New York ("FRBNY") under the U.S. Bank Holding Company Act of 1956, as amended. CIT Bank is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury ("OCC").

Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk ("MD&A") contain financial terms that are relevant to our business, and a Glossary of key terms has been updated and is included at the end of Item 1. Business Overview in this document. Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of the Company. See "Non-GAAP Financial Measurements" for a reconciliation of these financial measures to comparable financial measures based on U.S. GAAP.

Throughout this MD&A we reference "Notes" to our financial statements. These Notes are included in Item 8. Financial Statements and Supplementary Data.

SUMMARY OF 2017 FINANCIAL RESULTS

The following table summarizes the Company’s results in accordance with GAAP as included in the Consolidated Statements of Income for 2017, 2016, and 2015. In addition, we provide results that are not in accordance with GAAP, and are reconciled to GAAP in the "Non-GAAP Financial Measurements" section.

Results of Operations for the Year Ended December 31, 2017 (dollars in millions)

	2017	2016	2015
GAAP Results
Income (loss) from continuing operations available to common shareholders	$249.6	$(182.6)	$724.1
Income (loss) from discontinued operations, net of taxes	208.8	(665.4)	310.0
Net income (loss) available to common shareholders	$458.4	$(848.0)	$1,034.1
Diluted income per common share
Income (loss) from continuing operations available to common shareholders	$1.52	$(0.90)	$3.89
Income (loss) from discontinued operations, net of taxes	1.28	(3.30)	1.66
Diluted income (loss) per common share available to common shareholders	$2.80	$(4.20)	$5.55
Average number of common shares — diluted (thousands)	163,950	201,850	186,388

Non-GAAP Results, excluding noteworthy items
Income from continuing operations available to common shareholders	$504.1	$384.2	$265.3
Income from discontinued operations, net of taxes	51.0	325.2	310.0
Net income available to common shareholders	$555.1	$709.4	$575.3
Diluted income per common share
Income from continuing operations available to common shareholders	$3.07	$1.90	$1.43
Income from discontinued operations, net of taxes	0.32	1.61	1.66
Diluted income per common share available to common shareholders	$3.39	$3.51	$3.09
Average number of common shares — diluted (thousands)	163,950	201,850	186,388

Item 7: Management's Discussion and Analysis

35 CIT ANNUAL REPORT 2017

Income from continuing operations for 2017 was up from 2016. Results from both years were impacted by significant noteworthy items. The 2017 noteworthy items are described and displayed in a following table, and noteworthy items for all three years are included in the Non-GAAP Financial Measurements section. Compared to the year-ago, income from continuing operations excluding noteworthy items1 increased, as lower operating expenses, higher other non-interest income and a decline in the provision for credit losses was partially offset by a decline in net finance revenue1. The increase in income from continuing operations excluding noteworthy items per diluted common share also reflects a decline in the average number of diluted common shares outstanding due to significant share repurchases in 2017. Loans and leases at December 31, 2017 were up from 2016, reflecting growth in the Commercial Banking segment.

As presented above, net income available to common shareholders was up from 2016, while down when excluding noteworthy items2. In the second quarter of 2017, we completed the sale of Commercial Air, which was a key driver of income from discontinued operations in each of the years.

The following table reflects the reconciliation of income from continuing operations excluding noteworthy items and net income excluding noteworthy items available to common shareholders for 2017 to our results in accordance with GAAP.

Results of Operations for the Year Ended December 31, 2017 (dollars in millions)

	Income from Continuing Operations (available to common shareholders)		Net Income (available to common shareholders)
GAAP Results	$249.6	$1.52	$458.4	$2.80
Net interest cost related to the elevated borrowings and cash balances for the period between the closing of the Commercial Air sale and the completion of liability management and capital actions
Interest on excess cash	(5.6)	(0.03)	(5.6)	(0.03)
Excess interest costs	14.5	0.09	14.5	0.09
Financial Freedom Transaction, reverse mortgage charge-offs on loans transferred to HFS	9.5	0.06	9.5	0.06
Cumulative effect of an accounting policy change on other non-interest income for LIHTC investments	(29.4)	(0.18)	(29.4)	(0.18)
Financial Freedom Transaction, impairments on reverse mortgage-related assets	16.4	0.10	16.4	0.10
CTA relating to international business exits	6.8	0.04	6.8	0.04
Suspended depreciation benefits related to the European Rail business (NACCO) held for sale	(11.3)	(0.07)	(11.3)	(0.07)
Restructuring costs	35.0	0.21	35.0	0.21
Goodwill impairment charge	222.1	1.35	222.1	1.35
Debt extinguishment costs	132.8	0.81	132.8	0.81
Cumulative effect of an accounting policy change on provision for income taxes for LIHTC investments	38.2	0.23	38.2	0.23
Deferred tax expense related to the restructuring of legal entities in preparation for the Commercial Air sale	14.0	0.09	14.0	0.09
Net deferred income tax benefit from tax items related to NACCO	(17.2)	(0.10)	(17.2)	(0.10)
Aggregate benefits related to US tax reform	(11.6)	(0.07)	(11.6)	(0.07)
Benefit from the resolution of legacy tax items	(19.3)	(0.12)	(19.3)	(0.12)
Strategic tax item - restructuring of an international legal entity	(140.4)	(0.86)	(140.4)	(0.86)
Secured debt extinguishment costs	—	—	34.0	0.21
Financial Freedom servicing asset-related items	—	—	2.3	0.01
Gain on the sale of the TC-CIT joint venture	—	—	(13.0)	(0.08)
Net benefit related to Financial Freedom due to a net release of the interest curtailment reserve and a reduction in the FDIC indemnification asset, partially offset by an impairment charge related to mortgage servicing rights	—	—	(12.4)	(0.08)
Suspended depreciation benefits related to the Commercial Air business	—	—	(69.0)	(0.42)
Gain on the sale of Commercial Air	—	—	(99.7)	(0.61)
Non-GAAP Results(1)	$504.1	$3.07	$555.1	$3.39
(1) Items may not sum due to rounding.

1. Income from continuing operations excluding noteworthy items and net finance revenue are non-GAAP measures; see “Non-GAAP Financial Measurements” at the end of the MDA for a reconciliation of non-GAAP to GAAP financial information.

[2] Net income excluding noteworthy items is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

CIT ANNUAL REPORT 2017 36

In 2017, we executed on our strategies to simplify, strengthen and grow CIT:

	Strategies	Progress
Maximize Potential of Core Businesses	- Grow revenues – grow core businesses, enhance fee revenue, leverage connectivity among businesses	- Sold Commercial Air, agreements to sell NACCO and Financial Freedom
- Core portfolios(1) grew 2% Q/Q; flat Y/Y reflecting high prepayments and portfolio repositioning in Commercial Finance
	- Optimize cash / investment portfolio build out	- Grew average investment securities by 58%
- Expanding core competencies - added nearly 20 originators across 6 business teams

Enhance Operational Efficiency	- Reduce / manage operating expenses	- Annual operating expenses(2) down ~$85 million from 2016 and remain on track to achieve remaining reduction target in 2018
	- Invest in, and enhance technology	- Preserved ~$470 million of NOL through strategic tax actions

Reduce Funding Costs	- Increase deposits as a percent of total funding	- Reduced unsecured debt by $6.9 billion with an average rate of 5.15%
	- Reduce deposit costs (relative to index)	- Deposits as a percent of funding grew by 9% to 77%
- Deposit costs increased modestly to 1.24% (fourth quarter average rate) despite three rate hikes

Optimize Capital Structure	- Manage, deploy, and align capital	- Repurchased $3.4 billion of common stock at an average price of $47.84
	- Target CET1 ratio in the 10-11% range	- Issued $325 million of preferred stock at 5.8%
- Increased quarterly dividend 7% to $0.16

Maintain Strong Risk Management	- Maintain credit and operating risk discipline / process	- Non-accruals at 0.76% of total loans, down from 0.94% in 2016
	- Regulatory / horizontal capital review	- Net charge-offs at 0.39% of average loans, compared to 0.37% in 2016
- CET1 ratio of 14.4%(3)
(1) Core portfolios is net of credit balances of factoring clients and excludes NACCO AHFS, Legacy Consumer Mortgages, and NSP. Q/Q refers to fourth quarter 2017 compared to third quarter 2017. Y/Y refers to fourth quarter 2017 compared to fourth quarter 2016.

(2) Operating expenses excluding noteworthy items and amortization of intangibles of $1.194 billion in 2016 and $1.109 billion in 2017.
(3) On a fully phased-in basis.

In 2018, we have updated our strategies to simplify, strength and grow CIT:

Strategies
Maximize Potential of Core Businesses	- Grow revenues – grow core businesses, enhance fee revenue, and leverage connectivity among businesses
- Optimize cash and investment portfolio build out

Enhance Operational Efficiency	- Reduce and manage operating expenses
- Invest in, and enhance technology

Reduce Funding Costs	- Reduce unsecured debt cost
- Improve deposit mix to lower cost (relative to index)

Optimize Capital Structure	- Manage, deploy, and align capital
- Target 10-11% CET1 ratio

Maintain Strong Risk Management	- Maintain credit and operating risk discipline

Item 7: Management's Discussion and Analysis

37 CIT ANNUAL REPORT 2017

PERFORMANCE MEASUREMENTS

The following chart reflects key performance indicators evaluated by management and used throughout this management discussion and analysis:

KEY PERFORMANCE INDICATORS	MEASUREMENTS
Asset Generation — originate new business and grow earning assets.	-New business volumes; -Loans and leases (included in earning assets); and -Earning asset balances.
Revenue Generation — lend money at rates in excess of borrowing costs and consistent with risk profile of obligor, earn rentals on the equipment we lease commensurate with the risk, and generate other revenue streams.
-Net finance revenue and other non-interest income; -Net finance margin; -Operating lease revenue as a percentage of average operating lease equipment; and -Asset yields and funding costs.
Credit Risk Management — accurately evaluate credit worthiness of customers, maintain high-quality assets and balance income potential with loss expectations.
-Net charge-offs, balances and as a percentage of average loans;
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
-Net income per common share (EPS);
-Net income and pre-tax income, each as a percentage of average earning assets (ROA); and
-Net income and pre-tax income as a percentage of average tangible common stockholders' equity (ROTCE).

Capital Management — maintain a strong capital position, while deploying excess capital.	-CET1, Tier 1 and Total capital ratios; -Tier 1 Leverage Ratio; and -Book value and Tangible book value per share.
Liquidity Management — maintain access to ample funding at competitive rates to meet obligations as they come due.	-Levels of high quality liquid assets and as a % of total assets; -Committed and available funding facilities; -Debt maturity profile and ratings; and -Funding mix.
Manage Market Risk — measure and manage risk to income statement and economic value of enterprise due to movements in interest and foreign currency exchange rates.	-Net Interest Income Sensitivity; and -Economic Value of Equity (EVE).

DISCONTINUED OPERATIONS

At December 31, 2017, discontinued operations was comprised of Business Air and Financial Freedom, our reverse mortgage servicing business.

Income from discontinued operations in 2017 of $209 million was driven by a gain on the sale of Commercial Air along with operations of that business for the first quarter, partially offset by a loss in Financial Freedom. We completed the sale of our Commercial Air business in April 2017 for $10.4 billion and recorded a pre-tax gain of $146 million.

The loss from discontinued operations in 2016 was $665 million, which included losses of $455 million from Aerospace (Commercial Air and Business Air) and $210 million from Financial Freedom. The loss in Aerospace included an $847 million net tax expense related to the Commercial Air sale, while the loss from Financial Freedom reflected $191 million after tax of curtailment reserve and other charges.

On October 6, 2017, CIT Bank entered into a definitive agreement to sell the Financial Freedom business, which includes all the operations, mortgage servicing rights and related servicing assets and liabilities, reverse mortgage loans and related secured borrowings, along with a reverse mortgage loan portfolio and certain other real estate owned assets that are reported in continuing operations and serviced by Financial Freedom (the "Financial Freedom Transaction"). The reverse mortgage loan portfolio and other real estate owned assets that are included in the Financial Freedom Transaction totaled $861 million and $21 million at December 31, 2017, respectively. Continuing operations pretax results for the year ended December 31, 2017, reflected $42 million of charges, mostly impacting the provision for credit losses and other non-interest income, associated with the announced sale of the reverse mortgage portfolio in connection with the Financial Freedom Transaction. At closing, CIT anticipates it will recognize a pre-tax net gain in continuing operations, currently estimated to be approximately $25 million to $35 million. These amounts are prior to any incremental indemnification liabilities the Company may record. The transaction is expected to close in the second quarter of 2018, and is subject to certain regulatory approvals and the consent of investors related to the mortgage servicing business, along with other customary closing conditions as further described in Note 2 — Discontinued Operations. As discussed in the next section, Net Finance Revenue, the sale of the reverse mortgage whole loans will lower our revenue and margin as these loans had higher yields. The sale of Financial Freedom and this mortgage portfolio is a significant step in simplifying CIT and reducing future risks.

Further details of discontinued operations, along with condensed balance sheets and income statements are included in Note 2 — Discontinued Operations. See also Note 22 — Contingencies for discussion related to the Financial Freedom servicing

CIT ANNUAL REPORT 2017 38

business, and Item 9A. Controls and Procedures for remediation of disclosure controls regarding the Home Equity Conversion Mortgages (“HECM”) interest curtailment reserve.

Unless specifically noted, the discussions and data presented throughout the following sections reflect CIT balances on a continuing operations basis.

Results From Continuing Operations:

NET FINANCE REVENUE

Net Finance Revenue ("NFR")3 and Net Finance Margin ("NFM")3 are key metrics used by management to measure the profitability of our earning assets. NFR includes interest and yield-related fee income on our loans, rental income on our operating lease equipment, and interest and dividend income on interest-bearing cash and investments, less funding costs and depreciation, maintenance and other operating lease expenses from our operating lease equipment. NFR and NFM are further defined in the Glossary of Terms.

The consolidated financial statements include the effects of Purchase Accounting Adjustments ("PAA"), primarily related to the OneWest Transaction. Accretion and amortization of certain PAA are primarily impacting interest income and interest expense.

The following tables present management's view of consolidated NFR. The 2015 data includes approximately five months of activity for OneWest Bank, therefore comparison discussions will be limited.

Net Finance Revenue3 (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Interest income	$1,835.6	$1,911.5	$1,445.2
Rental income on operating leases	1,007.4	1,031.6	1,018.1
Finance revenue	2,843.0	2,943.1	2,463.3
Interest expense	717.7	753.2	731.4
Depreciation on operating lease equipment	296.3	261.1	229.2
Maintenance and other operating lease expenses	222.9	213.6	185.1
NFR[3]	$1,606.1	$1,715.2	$1,317.6
Average Earning Assets[3] ("AEA")	$46,852.1	$47,664.2	$38,019.8
NFM[3]	3.43%	3.60%	3.47%
NFR, excluding noteworthy items[3]	$1,603.8	$1,715.2	$1,317.6
AEA, excluding noteworthy items[3]	$45,921.6	$47,664.2	$38,019.8
NFM, excluding noteworthy items[3]	3.49%	3.60%	3.47%

NFR decreased compared to 2016, reflecting lower AEA, lower PAA and yield compression on the rail portfolio. In addition, certain noteworthy items in 2017 impacted different line items of NFR. The noteworthy items in the 2017 NFR included $17 million benefit from suspended depreciation expense on rail assets held for sale. NFR also included $23 million in interest expense on approximately $5.8 billion of unsecured borrowings that previously was allocated to discontinued operations but was recorded in continuing operations following the Commercial Air sale on April 4, 2017, until the redemption of that debt later in the second quarter. Partially offsetting that cost was $9 million in interest income related to the elevated cash balances for the period between the closing of the Commercial Air sale and the related liability management (see Note 10 - Borrowings) and capital actions (see Capital section).

Compared to 2016, NFR excluding the noteworthy items3 decreased, primarily due to $83 million of lower PAA, an increase of $23 million of negative interest income associated with the indemnification asset (discussed later in this section) and lower net rental income in Rail, partially offset by higher earnings on the investment securities portfolio.

NFM excluding noteworthy items3 decreased 11 basis points compared to 2016. The decrease reflects the noted drivers of the decrease in NFR, lower gross yields in Rail, partially offset by an increase in yields on certain loan portfolios and a shift from interest-bearing cash balances to investment securities.

Given the anticipated impact of the Financial Freedom Transaction, as discussed below, continued run-off of the remaining PAA, and lower rail lease renewal rates, we expect NFM to trend lower in 2018, as these factors are expected to be only partially offset by net benefits from higher interest rates resulting from our asset sensitivity position and potential benefits from liability management actions.

AEA excluding noteworthy items3 declined. The decline reflected a decrease in loans in the Commercial Finance division of Commercial Banking due to the repositioning of the portfolio, along with run-off in NSP and the LCM portfolios in Consumer Banking, partially offset by growth in the other Commercial Banking divisions.

[3] Net finance revenue, net finance margin, net operating lease revenue and average earnings assets, and respective amounts excluding noteworthy items are non-GAAP measures. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information.

Item 7: Management's Discussion and Analysis

39 CIT ANNUAL REPORT 2017

The following table includes average balances from revenue generating assets along with the respective revenues, and average balances of deposits and borrowings along with the respective interest expenses.

Average Balances and Rates(1) (dollars in millions)

	December 31, 2017				December 31, 2016			December 31, 2015
	Average Balance		Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing cash deposits	$5,291.5		$57.7	1.09%	$6,450.6	$33.1	0.51%	$5,486.6	$17.1	0.31%
Securities purchased under agreements to resell	34.6		0.4	1.16%	—	—	—%	411.5	2.3	0.56%
Investment securities	5,317.7		139.4	2.62%	3,384.0	98.8	2.92%	2,239.3	51.8	2.31%
Loans (including held for sale and credit balances of factoring clients)(2)(3)	28,281.6		1,685.1	5.96%	30,233.0	1,803.8	5.97%	23,334.2	1,374.5	5.89%
Operating lease equipment, net (including held for sale)(4)	7,685.0		488.2	6.35%	7,222.8	556.9	7.71%	6,359.6	603.8	9.49%
Indemnification assets	241.7		(47.0)	(19.45)%	373.8	(24.2)	(6.47)%	188.6	(0.5)	(0.27)%
Average earning assets(2)	$46,852.1	—	$2,323.8	4.96%	$47,664.2	$2,468.4	5.18%	$38,019.8	$2,049.0	5.39%
Deposits	$29,538.2		$373.3	1.26%	$31,545.1	$394.8	1.25%	$22,762.7	$330.1	1.45%
Borrowings(5)	10,674.0		344.4	3.23%	15,493.6	358.4	2.31%	15,519.1	401.3	2.59%
Total interest-bearing liabilities	$40,212.2		$717.7	1.78%	$47,038.7	$753.2	1.60%	$38,281.8	$731.4	1.91%
NFR and NFM			$1,606.1	3.43%		$1,715.2	3.60%		$1,317.6	3.47%
(1) - (5) See footnotes on the next table.
Revenues generated on our cash and investment securities are indicative of the generally low, interest rate environment. The average balance and revenues has increased on investment securities, reflecting our strategy to grow that portfolio. Returns may fluctuate depending on the composition of the investment securities, interest rates and credit spreads. Rates earned on our loan portfolio were flat from 2016, as the benefit from three 25 basis point increases in the Federal Funds interest rate since December 2016 was offset by changes in the mix of loans, lower purchase accounting accretion and prepayment benefits.

Interest expense was down, reflecting lower deposits and changes in deposit mix, and repayments of unsecured borrowings.

The following table presents disaggregated year-over-year changes in net interest revenue and net operating lease revenue as presented in the preceding tables between volume (level of lending or borrowing) and rate (rates charged customers or incurred on borrowings). Volume change is calculated as change in volume times the previous rate, while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.

	2017 Over 2016 Comparison			2016 Over 2015 Comparison
	Increase (Decrease) Due To Change In:			Increase (Decrease) Due To Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest bearing cash deposits	$(7.0)	$31.6	$24.6	$3.4	$12.6	$16.0
Securities purchased under agreements to resell	0.2	0.2	0.4	(1.1)	(1.2)	(2.3)
Investment securities	51.6	(11.0)	40.6	31.1	15.9	47.0
Loans (including held for sale and net of credit balances of factoring clients)(2)(3)	(116.3)	(2.4)	(118.7)	411.4	17.9	429.3
Operating lease equipment, net (including held for sale)(4)	33.9	(102.6)	(68.7)	75.5	(122.4)	(46.9)
Indemnification assets	11.1	(33.9)	(22.8)	(1.0)	(22.7)	(23.7)
Total	$(26.5)	$(118.1)	$(144.6)	$519.3	$(99.9)	$419.4
Deposits	$(25.3)	$3.8	$(21.5)	$114.5	$(49.8)	$64.7
Borrowings(5)	(130.7)	116.7	(14.0)	(0.7)	(42.2)	(42.9)
Total	$(156.0)	$120.5	$(35.5)	$113.8	$(92.0)	$21.8
(1) Interest and average rates include PAA accretion, including amounts accelerated due to redemptions or extinguishments, and accelerated original issue discount on debt extinguishment related to the TRS Transactions in 2016.
(2) The balance and rate presented is calculated net of average credit balances for factoring clients.
(3) Non-accrual loans and related income are included in the respective categories.
(4) Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of maintenance and other operating lease expenses.
(5) The interest expense presented pertains only to continuing operations and reflects allocation of interest expense to discontinued operations. As detailed in a forthcoming table, the average rate for borrowings before the allocation of interest expense to discontinued operations was 4.02% for 2017, 4.15% for 2016 and 4.31% for 2015.

CIT ANNUAL REPORT 2017 40

The composition of our average funding mix was as follows:

Average Funding Mix

	Years Ended December 31,
	2017	2016	2015
Deposits	73%	67%	59%
Unsecured	16%	23%	28%
Secured Borrowings:
Structured financings	4%	4%	9%
FHLB Advances	7%	6%	4%

These proportions will fluctuate in the future depending upon our funding activities. The change from the prior periods reflects the reduction of unsecured borrowings, including completion of the unsecured debt redemptions and tender offer during 2017 totaling $6.9 billion.

The following table details further the rates of interest bearing liabilities.

Interest-bearing Deposits and Borrowings - Average Balances and Rates (dollars in millions)

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %
Interest-bearing deposits
Time deposits	$15,413.1	$251.1	1.63%	$17,981.1	$291.1	1.62%	$13,799.9	$252.4	1.83%
Interest-bearing checking	2,887.7	16.1	0.56%	2,534.8	15.0	0.59%	1,308.3	6.8	0.52%
Savings	5,249.4	54.0	1.03%	4,517.4	40.0	0.89%	4,301.6	42.1	0.98%
Money markets / sweeps	5,988.0	52.1	0.87%	6,511.8	48.7	0.75%	3,352.9	28.8	0.86%
Total deposits	29,538.2	373.3	1.26%	31,545.1	394.8	1.25%	22,762.7	330.1	1.45%
Borrowings
Unsecured notes	6,302.3	326.4	5.18%	10,600.5	550.8	5.20%	10,855.6	561.4	5.17%
Secured borrowings	2,230.0	75.5	3.39%	4,316.4	144.2	3.34%	5,686.3	183.9	3.23%
FHLB advances	2,675.6	36.8	1.38%	2,865.3	24.1	0.84%	1,374.6	5.7	0.41%
Other credit facilities(1)	—	11.4	—%	—	19.3	—%	—	21.2	—%
Total borrowings	11,207.9	450.1	4.02%	17,782.2	738.4	4.15%	17,916.5	772.2	4.31%
Allocated to Discontinued Operations	(533.9)	(105.7)		(2,288.6)	(380.0)		(2,397.4)	(370.9)
Total Borrowings	10,674.0	344.4	3.23%	15,493.6	358.4	2.31%	15,519.1	401.3	2.59%
Total interest-bearing liabilities	$40,212.2	$717.7	1.78%	$47,038.7	$753.2	1.60%	$38,281.8	$731.4	1.91%

(1)
Balance includes interest expense related to facility fees and amortization of deferred costs on unused portions of credit facilities, including the Revolving Credit Facility and total return swaps. Amounts for 2016 and prior to the sale in 2017, were reduced by capitalized interest on aircraft pre-delivery deposits and included in the amounts allocated to discontinued operations.

Despite three rate hikes by the Federal Reserve over the past year, the rate on interest-bearing deposits was up 1 bps from 2016, reflecting our strategy to optimize deposit costs and improve the quality of our deposits. The change in mix of our deposits reflects our strategy to reduce the percentage of time deposits relative to total deposits. We have increased non-maturity deposits and reduced higher cost money market and sweep accounts in our brokered and commercial channels. See Funding and Liquidity section for a table that reflects deposits by channel.

Total Deposits - Average Balances and Rates (dollars in millions)

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Average Balance	Interest Expense	Average Rate (%)	Average Balance	Interest Expense	Average Rate (%)	Average Balance	Interest Expense	Average
Interest-bearing deposits	$29,538.2	$373.3	1.26%	$31,545.1	$394.8	1.25%	$22,762.7	$330.1	1.45%
Non-interest-bearing deposits	1,450.0	—	—	1,177.5	—	—	503.6	—	—
Total deposits	$30,988.2	$373.3	1.20%	$32,722.6	$394.8	1.21%	$23,266.3	$330.1	1.42%

Deposits and borrowings are also discussed in Funding and Liquidity. See Select Financial Data (Average Balances) section for more information on borrowing rates.

Item 7: Management's Discussion and Analysis

41 CIT ANNUAL REPORT 2017

The following table depicts selected earning asset yields and margin related data for our segments and divisions within the segments.

Select Segment and Division Margin Metrics (dollars in millions)

	Years Ended December 31,				Years Ended December 31,
	2017	2016	2015		2017	2016	2015
Commercial Banking				Consumer Banking
AEA	$29,270.1	$29,762.9	$25,339.6	AEA	$7,054.0	$7,527.4	$3,202.4
NFR	1,218.5	1,314.1	1,125.7	NFR	429.9	410.6	151.2
Gross yield	7.71%	7.75%	7.93%	Gross yield	5.36%	5.59%	5.50%
NFM	4.16%	4.42%	4.44%	NFM	6.09%	5.45%	4.72%
AEA				AEA
Commercial Finance	$9,867.0	$11,289.3	$10,047.9	Legacy Consumer Mortgages	$4,787.9	$5,558.8	$2,511.3
Rail	7,460.2	7,089.3	6,245.5	All Other Consumer Banking	2,266.1	1,968.6	691.1
Real Estate Finance	5,606.2	5,453.7	3,216.6	Gross yield
Business Capital	6,336.7	5,930.6	5,829.6	Legacy Consumer Mortgages	6.24%	6.28%	6.00%
Gross yield				All Other Consumer Banking	3.49%	3.65%	3.68%
Commercial Finance	5.47%	5.36%	4.87%	NFR
Rail	11.59%	12.86%	14.34%	Legacy Consumer Mortgages	$210.0	$252.9	$109.6
Real Estate Finance	5.18%	5.25%	4.80%	All Other Consumer Banking	219.9	157.7	41.6
Business Capital	8.84%	8.52%	8.09%	NFM
NFR				Legacy Consumer Mortgages	4.39%	4.55%	4.36%
Commercial Finance	$389.6	$447.7	$338.2	All Other Consumer Banking	9.70%	8.01%	6.02%
Rail	318.8	349.9	382.1
Real Estate Finance	199.4	209.8	109.5	Non-Strategic Portfolios
Business Capital	310.7	306.7	295.9	AEA	$277.0	$1,175.6	$2,375.7
NFM				NFR	7.7	45.2	89.2
Commercial Finance	3.95%	3.97%	3.37%	Gross yield	8.27%	7.86%	9.32%
Rail	4.27%	4.94%	6.12%	NFM	2.78%	3.84%	3.75%
Real Estate Finance	3.56%	3.85%	3.40%
Business Capital	4.90%	5.17%	5.08%

Gross yields (interest income plus rental income on operating leases as a % of AEA) in Commercial Banking were down slightly from 2016, driven mostly by the decline in Rail. The Commercial Finance increase in gross yields was primarily driven by higher short-term interest rates, partially offset by a decline in PAA. The Real Estate Finance gross yield was down, as the benefit of higher short-term interest rates was offset by lower PAA. Gross yields in Rail were lower, as lease rates continued to re-price lower on average across the North American portfolio. Gross yields in Business Capital were up from 2016 due to asset mix.

Consumer Banking gross yields were down, impacted by lower PAA on mortgage loans in LCM, some of which is due to ceasing PAA accretion ($213 million) related to the reverse mortgages that were transferred to AHFS at the end of the third quarter of 2017 related to the Financial Freedom Transaction. The reverse mortgages in LCM earn approximately $20 million of interest income per quarter, approximately $5 million of which is from PAA and implying an average yield of 9% to 10%. NFM in this segment is higher than gross yield as this segment receives credit from the other segments for the value of the deposits it generated.

The decline in gross yield also reflects higher amounts of negative interest income associated with the indemnification asset. As presented in an earlier table, the total negative interest income on the indemnification asset increased to $47 million in 2017 from $24 million in 2016, due to a decline in expected reimbursable losses under the loss share agreement reflecting better than expected credit performance of the covered loans. While we expect the yield to remain negative, the level can increase or decrease as the indemnification asset amortizes over the remaining loss share period, which expires in March 2019.

As of December 31, 2017, the remaining accretable PAA was $733 million, of which $97 million related to Commercial Banking and approximately $636 million related to Consumer Banking. About 25% of the remaining accretable PAA in Commercial Banking is expected to be realized in 2018, while the remaining accretable PAA in Consumer Banking is expected to run off at a rate consistent with the run-off of the underlying mortgages. When a loan prepays, the loan’s remaining PAA is accelerated into interest income, which could result in fluctuations from quarter to quarter (see footnote 1 to the following table). The accretable PAA was $1.1 billion at December 31, 2016. The decline reflects accretion and the transfer of the accretable balance to AHFS related to the reverse mortgage portfolio.

CIT ANNUAL REPORT 2017 42

The following table displays PAA accretion by segment and division for both interest income on loans and interest expense.

Purchase Accounting Accretion By Segment / Division (dollars in millions)

	Years Ended
	December 31, 2017 PAA Accretion Recognized in:			December 31, 2016 PAA Accretion Recognized in:			December 31, 2015 PAA Accretion Recognized in:
	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR
Commercial Banking
Commercial Finance	$45.6	$0.9	$46.5	$75.8	$2.2	$78.0	$35.4	$2.0	$37.4
Real Estate Finance	41.9	—	41.9	71.6	—	71.6	27.9	—	27.9
Total Commercial Banking	87.5	0.9	88.4	147.4	2.2	149.6	63.3	2.0	65.3
Consumer Banking
Other Consumer Banking	0.1	4.4	4.5	2.8	9.0	11.8	(0.3)	6.2	5.9
Legacy Consumer Mortgages	115.7	—	115.7	126.6	—	126.6	47.4	—	47.4
Total Consumer Banking	115.8	4.4	120.2	129.4	9.0	138.4	47.1	6.2	53.3
Corporate and Other	—	0.4	0.4	—	4.2	4.2	—	3.6	3.6
Total CIT	$203.3	$5.7	$209.0	$276.8	$15.4	$292.2	$110.4	$11.8	$122.2
(1) Loans acquired in the OneWest Bank acquisition were recorded at a net discount, therefore the PAA of that adjustment increases interest income. Included in the above are accelerated recognition of approximately $58.7 million for 2017, $81.2 million for 2016 and $26.0 million for 2015.
(2) Debt and deposits acquired in the OneWest Bank acquisition were recorded at a net premium, therefore the PAA of that adjustment decreases interest expense.

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Revenue as a % of Average Operating Leases (dollars in millions)

	Years Ended December 31,
	2017		2016		2015
Rental income on operating leases	$1,007.4	13.11%	$1,031.6	14.28%	$1,018.1	16.01%
Depreciation on operating lease equipment	296.3	3.86%	261.1	3.61%	229.2	3.60%
Maintenance and other operating lease expenses	222.9	2.90%	213.6	2.96%	185.1	2.91%
Net operating lease revenue and %	$488.2	6.35%	$556.9	7.71%	$603.8	9.49%
Average Operating Lease Equipment ("AOL") (including held for sale)	$7,685.0		$7,222.8		$6,359.6

Net operating lease revenue, which is a component of NFR, is driven primarily by the performance of our Rail portfolio, within the Commercial Banking segment. Net operating lease revenue was down from 2016, reflecting continued downward pressures on renewal rates in Rail and higher depreciation. Depreciation was up due to portfolio growth, partially offset by suspended depreciation of $17 million due to the pending sale of our European Rail business, NACCO, which we expect to close in the second half of 2018. Increasing the depreciation for the amount suspended would have decreased the net operating lease revenue, and decreased the rate to 6.14%. Discussions are provided in Results by Segment - Commercial Banking.

Net operating lease revenue reflects trends in equipment utilization with railcar utilization remaining low in 2017, due to continued weakness in demand for select energy related car types. The decline in the operating lease margin (as a percentage of average operating lease equipment) reflects these trends primarily driven by the energy sector. Rail renewal rates, on average, continued to reprice down, reflecting market conditions and the mix of cars renewing. We continue to expect leases to reprice down an average of 20% to 30% through 2018 and into 2019.

Our railcar portfolio is also discussed in the "Concentrations" section.

Depreciation is recognized on railcars and other operating lease equipment. Depreciation was up from 2016 driven by growth in the non-rail portfolio, which is depreciated over a shorter time span. Once a long-lived asset is classified as assets held for sale, depreciation expense is no longer recognized, and the asset is evaluated for impairment with any such charge recorded in other non-interest income. No such impairments were recorded in 2017 on these assets. Consequently, net operating lease revenue includes rental income on operating lease equipment classified as assets held for sale, but there is no related depreciation expense. Suspended depreciation on operating lease equipment in assets held for sale totaled $17 million for 2017, $10 million for 2016, and $14 million for 2015. See “Expenses - Depreciation on operating lease equipment” for additional information.

Maintenance and other operating lease expenses relates to the Rail portfolio. The increases in 2017 and 2016 reflected increased maintenance, freight and storage costs in Rail due to growth in the portfolio.

See "Expenses — Depreciation on operating lease equipment" and "Concentrations — Operating Leases" for additional information.

Upon emergence from bankruptcy in 2009, CIT applied Fresh Start Accounting (“FSA”). The most significant remaining discount at December 31, 2017 related to Rail operating lease equipment ($1.1 billion). The discount on the operating lease equipment was, in effect, an impairment of the operating lease equipment upon emergence from bankruptcy, as the assets were recorded at

Item 7: Management's Discussion and Analysis

43 CIT ANNUAL REPORT 2017

their fair value, which was less than their carrying value. The recording of the FSA adjustment reduced the asset balances subject to depreciation and thus decreases depreciation expense over the remaining useful life of the operating lease equipment or until it is sold.

CREDIT METRICS

Credit metrics remained stable and reflected a favorable credit environment during 2017.

Non-accrual loans were $221 million (0.76% of loans), down from $279 million (0.94%) at December 31, 2016 and $252 million (0.83%) at December 31, 2015. Non-accruals are presented in tabular form by segment and division, and discussed later in this section.

The provision for credit losses reflects loss adjustments related to loans recorded at amortized cost, off-balance sheet commitments and related reimbursements under indemnification agreements. The provision for credit losses was $115 million, down from $195 million in 2016 and $159 million in 2015. The decline from 2016 reflected current market conditions and net credit benefits from changes in portfolio mix in Commercial Banking, partially offset by charges related to the Financial Freedom Transaction in 2017. The 2016 increase from 2015 was driven primarily by the maritime portfolio and the energy portfolio. To a lesser degree, the provision for credit losses reflects the increase in reserve resulting from the recognition of purchase accounting accretion on loans.

Net charge-offs were $115 million (0.39% as a percentage of average loans) in 2017, compared to $111 million (0.37%) in 2016 and $137 million (0.58%) in 2015. Net charge-offs include $34 million in 2017, $41 million in 2016, and $73 million in 2015 related to the transfer of receivables to AHFS. Absent charge-offs on loans transferred to AHFS, net charge-offs were 0.28%, 0.23% and 0.27% for the years ended December 31, 2017, 2016 and 2015, respectively. Net charge-offs are presented in a table and discussed later in this section.

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses and Provision for Credit Losses (dollars in millions)

	Years ended December 31,
	2017	2016	2015	2014	2013
Allowance — beginning of period	$432.6	$347.0	$334.2	$339.1	$353.0
Provision for credit losses(1)	114.6	194.7	158.6	104.4	75.3
Other(1)	(0.9)	2.2	(9.1)	(10.7)	(7.3)
Net additions	113.7	196.9	149.5	93.7	68.0
Gross charge-offs(2)	137.7	136.6	165.1	126.8	138.6
Less: Recoveries	22.5	25.3	28.4	28.2	56.7
Net Charge-offs	115.2	111.3	136.7	98.6	81.9
Allowance — end of period	$431.1	$432.6	$347.0	$334.2	$339.1
Provision for credit losses
Specific allowance — impaired loans	$(3.3)	$33.7	$18.1	$(15.3)	$(3.0)
Non-specific allowance	117.9	161.0	140.5	119.7	78.3
Total	$114.6	$194.7	$158.6	$104.4	$75.3
Allowance for loan losses
Specific reserves on impaired loans	$26.0	$33.7	$27.4	$12.4	$29.8
Non-specific reserves	405.1	398.9	319.6	321.8	309.3
Total	$431.1	$432.6	$347.0	$334.2	$339.1
Ratio
Allowance for loan losses as a percentage of total loans	1.48%	1.46%	1.14%	1.83%	1.91%
Allowance for loan losses as a percent of finance receivable / Commercial	1.74%	1.81%	1.44%	1.83%	1.91%
(1) The provision for credit losses includes amounts related to reserves on unfunded loan commitments, unused letters of credit, and for deferred purchase agreements, all of which are reflected in other liabilities. The items included in other liabilities totaled $45 million, $44 million, $43 million, $35 million and $28 million at December 31, 2017, 2016, 2015, 2014 and 2013, respectively. "Other" also includes allowance for loan losses associated with loan sales and foreign currency translations.
(2) Gross charge-offs included $34 million, $41 million, $73 million, $43 million, and $39 million of charge-offs related to the transfer of receivables to assets held for sale for the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively.

The allowance for loan losses was $431.1 million (1.48% of loans, 1.67% excluding loans subject to loss sharing agreements with the FDIC) at December 31, 2017, compared to $432.6 million (1.46% / 1.72%) at December 31, 2016 and $347.0 million (1.14% / 1.36%) at December 31, 2015. The 2017 allowance reflects a greater percentage of Commercial loans in the portfolio, partially offset by the improved reserve rate on the Commercial portfolio. The increase in the 2016 allowance for loan losses from 2015 was primarily due to reserve builds across the divisions of Commercial Banking, including $32 million related to maritime loans within the Commercial Finance division. The decline in the percentage of allowance to loans in 2015 compared to the prior years reflects the OneWest Transaction, which added $13.6 billion of loans at fair value with no related allowance at the time of acquisition.

CIT ANNUAL REPORT 2017 44

See Note 1 — Business and Summary of Significant Accounting Policies for discussion on policies relating to the allowance for loan losses, Note 3 - Loans for details regarding the unpaid principal balance, carrying value and allowance for loan losses related to PCI loans, and Note 4 — Allowance for Loan Losses for additional segment related data in Item 8 Financial Statements and Supplementary Data, and Critical Accounting Estimates for further analysis of the allowance for credit losses.

Segment Finance Receivables and Allowance for Loan Losses (dollars in millions)

	Loans	Allowance for Loan Losses	Net Carrying Value
December 31, 2017
Commercial Banking	$23,159.3	$(402.2)	$22,757.1
Consumer Banking	5,954.6	(28.9)	5,925.7
Total	$29,113.9	$(431.1)	$28,682.8
December 31, 2016
Commercial Banking	$22,562.3	$(408.4)	$22,153.9
Consumer Banking	6,973.6	(24.2)	6,949.4
Total	$29,535.9	$(432.6)	$29,103.3
December 31, 2015
Commercial Banking	$23,332.4	$(336.8)	$22,995.6
Consumer Banking	7,186.3	(10.2)	7,176.1
Total	$30,518.7	$(347.0)	$30,171.7
December 31, 2014
Commercial Banking	$16,727.8	$(296.7)	$16,431.1
Non-Strategic Portfolio	1,532.8	(37.5)	1,495.3
Total	$18,260.6	$(334.2)	$17,926.4
December 31, 2013
Commercial Banking	$14,556.6	$(283.1)	$14,273.5
Non-Strategic Portfolio	3,188.7	(56.0)	3,132.7
Total	$17,745.3	$(339.1)	$17,406.2

Item 7: Management's Discussion and Analysis

45 CIT ANNUAL REPORT 2017

The following table presents charge-offs, by class. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Loans for the Years Ended December 31 (dollars in millions)

	2017		2016		2015		2014		2013
Gross Charge-offs
Commercial Finance	$31.3	0.33%	$62.2	0.57%	$59.5	0.61%	$29.7	0.38%	$21.8	0.31%
Real Estate Finance	4.3	0.08%	1.6	0.03%	—	—%	—	—%	—	—%
Business Capital	79.6	1.07%	70.0	1.05%	53.5	0.81%	39.6	0.67%	31.9	0.59%
Commercial Banking(1)	115.2	0.51%	133.8	0.58%	113.0	0.57%	69.3	0.44%	53.7	0.39%
Other Consumer Banking	0.2	—%	—	—%	—	—%	—	—%	—	—%
Legacy Consumer Mortgages	22.3	0.53%	2.8	0.04%	1.3	0.04%	—	—%	—	—%
Consumer Banking(2)	22.5	0.35%	2.8	0.04%	1.3	0.04%	—	—%	—	—%
Non-Strategic Portfolio(3)	—	—%	—	—%	50.8	5.17%	57.5	2.35%	84.9	2.31%
Total	$137.7	0.47%	$136.6	0.45%	$165.1	0.70%	$126.8	0.70%	$138.6	0.80%
Less: Recoveries
Commercial Finance	$1.1	0.02%	$2.1	0.02%	$3.7	0.04%	$0.6	0.01%	$7.2	0.11%
Business Capital	20.0	0.26%	20.0	0.30%	13.9	0.21%	16.9	0.29%	24.0	0.44%
Commercial Banking(1)	21.1	0.10%	22.1	0.10%	17.6	0.09%	17.5	0.11%	31.2	0.23%
Other Consumer Banking	0.1	—%	—	—%	—	—%	—	—%	—	—%
Legacy Consumer Mortgages	1.3	0.04%	3.1	0.04%	1.1	0.03%	—	—%	—	—%
Consumer Banking(2)	1.4	0.03%	3.1	0.04%	1.1	0.03%	—	—%	—	—%
Non-Strategic Portfolio(3)	—	—%	0.1	—%	9.7	0.98%	10.7	0.44%	25.5	0.70%
Total	$22.5	0.08%	$25.3	0.08%	$28.4	0.12%	$28.2	0.15%	$56.7	0.33%
Net Charge-offs
Commercial Finance	$30.2	0.31%	$60.1	0.55%	$55.8	0.57%	$29.1	0.37%	$14.6	0.20%
Real Estate Finance	4.3	0.08%	1.6	0.03%	—	—%	—	—%	—	—%
Business Capital	59.6	0.81%	50.0	0.75%	39.6	0.60%	22.7	0.38%	7.9	0.15%
Commercial Banking(1)	94.1	0.41%	111.7	0.48%	95.4	0.48%	51.8	0.33%	22.5	0.16%
Other Consumer Banking	0.1	—%	—	—%	—	—%	—	—%	—	—%
Legacy Consumer Mortgages	21.0	0.49%	(0.3)	—%	0.2	0.01%	—	—%	—	—%
Consumer Banking(2)	21.1	0.32%	(0.3)	—%	0.2	0.01%	—	—%	—	—%
Non-Strategic Portfolio(3)	—	—%	(0.1)	—%	41.1	4.19%	46.8	1.91%	59.4	1.61%
Total	$115.2	0.39%	$111.3	0.37%	$136.7	0.58%	$98.6	0.55%	$81.9	0.47%
(1) Commercial Banking charge-offs for 2017, 2016, 2015, 2014, and 2013 included approximately $14 million, $41 million, $33 million, $18 million, and $5 million, respectively, related to the transfer of loans to assets held for sale.
(2) Consumer Banking charge-offs for 2017 included approximately $20 million related to the transfer of loans to assets held for sale. There were no Consumer Banking charge-offs related to the transfer of loans to assets held for sale in the prior periods.
(3) There were no NSP charge-offs related to the transfer of loans to assets held for sale for 2017 and 2016, and approximately $40 million, $24 million, and $34 million for 2015, 2014, and 2013, respectively.

The decline in net charge-offs in Commercial Banking in 2017 reflected lower charge-offs on the energy portfolio, whereas this portfolio accounted for the increase in 2016 compared to 2015. In conjunction with strategic initiatives, transfers of portfolios to AHFS elevated net charge-offs beginning in 2013. This trend continued in 2017 with charge-offs of $34 million related to transfers to AHFS, of which $20 million related to the reverse mortgage loan portfolio in Consumer Banking. In 2016, charge-offs of $41 million related to Commercial Finance loans transferred to AHFS. In 2015, significant charge-offs were recorded on the transfers to AHFS of the Canada and China portfolios in NSP, along with certain asset sales in Commercial Finance. Charge-offs associated with loans transferred to AHFS do not generate future recoveries as the loans are generally sold before recoveries can be realized and any gains on sales are reported in other non-interest income. Excluding assets transferred to held for sale, net charge-offs in 2017 were $81 million, up from $70 million, $64 million, $56 million and $43 million for 2016, 2015, 2014 and 2013, respectively.

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

CIT ANNUAL REPORT 2017 46

Non-accrual and Accruing Past Due Loans at December 31 (dollars in millions)

	2017	2016	2015	2014	2013
Non-accrual loans
U.S.	$211.1	$218.9	$185.3	$71.8	$176.3
Foreign	9.8	59.7	67.0	88.6	50.1
Non-accrual loans	$220.9	$278.6	$252.3	$160.4	$226.4
Troubled Debt Restructurings
U.S.	$103.5	$41.7	$26.4	$13.5	$216.2
Foreign	—	40.6	4.6	3.7	2.9
Restructured loans	$103.5	$82.3	$31.0	$17.2	$219.1
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$31.9	$32.0	$15.8	$10.3	$9.9

Segment Non-accrual Loans as a Percentage of Finance Receivables at December 31 (dollars in millions)

	2017		2016		2015
Commercial Finance	$134.8	1.36%	$188.8	1.90%	$131.5	1.15%
Real Estate Finance	2.8	0.05%	20.4	0.37%	3.6	0.07%
Business Capital	53.2	0.70%	41.7	0.60%	56.0	0.86%
Commercial Banking	190.8	0.82%	250.9	1.11%	191.1	0.82%
Legacy Consumer Mortgages	19.9	0.60%	17.3	0.36%	4.8	0.09%
Other Consumer Banking	0.4	0.02%	0.1	—%	0.4	0.02%
Consumer Banking	20.3	0.34%	17.4	0.25%	5.2	0.07%
Non-Strategic Portfolio	9.8	NM	10.3	NM	56.0	NM
Total	$220.9	0.76%	$278.6	0.94%	$252.3	0.83%
NM — not meaningful; The December 31, 2017, 2016 and 2015 loan balance was classified as held for sale. Non-accrual loans include loans held for sale; since there were no portfolio loans, no % is displayed.

Non-accrual loans decreased in 2017, driven by the resolution of Maritime and Real Estate Finance loans. Non-accrual loans were up in 2016, driven by a $49 million Maritime account and a few other large accounts in the Commercial Finance division and a large account in Real Estate Finance (all within the Commercial Banking segment), partially offset by decreases due to portfolio sales of the Canadian and U.K. portfolios in the NSP segment.

Approximately 52% of our non-accrual accounts were paying currently compared to 75% at December 31, 2016. Our impaired loan carrying value (including PAA discount, specific reserves and charge-offs) to estimated outstanding unpaid principal balances approximated 76%, compared to 77% at December 31, 2016. For this purpose, impaired loans are comprised principally of non-accrual loans over $500,000 and TDRs.

Total delinquency (30 days or more) was 1.3% of loans at December 31, 2017, up from 1.1% at December 31, 2016.

Foregone Interest on Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)

	2017			2016			2015
	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$22.7	$1.8	$24.5	$24.5	$4.0	$28.5	$23.7	$9.4	$33.1
Less: Interest recorded	(5.8)	(0.7)	(6.5)	(6.8)	(0.2)	(7.0)	(5.9)	(3.2)	(9.1)
Foregone interest revenue	$16.9	$1.1	$18.0	$17.7	$3.8	$21.5	$17.8	$6.2	$24.0

The Company periodically modifies the terms of loans/finance receivables in response to borrowers' difficulties. Modifications that include a financial concession to the borrower, which otherwise would not have been considered, are accounted for as troubled debt restructurings ("TDRs"). For those accounts that were modified but were not considered to be TDRs, it was determined that no concessions had been granted by CIT to the borrower. Borrower compliance with the modified terms is the primary measurement that we use to determine the success of these programs.

Item 7: Management's Discussion and Analysis

47 CIT ANNUAL REPORT 2017

The table that follows reflects loan carrying values of accounts that have been modified, excluding PCI loans.

Troubled Debt Restructurings and Modifications at December 31 (dollars in millions)

	2017		2016		2015
		% Compliant		% Compliant		% Compliant
Troubled Debt Restructurings(1)
Deferral of principal and/or interest	$31.8	95%	$9.6	99%	$23.0	99%
Covenant relief and other	71.7	70%	72.7	95%	8.0	90%
Total TDRs	$103.5	78%	$82.3	84%	$31.0	86%
Percent non-accrual	63%		41%		84%
Modifications(2)
Extended maturity	$35.7	100%	$95.0	100%	$0.2	100%
Covenant relief	260.2	100%	261.1	100%	65.6	100%
Interest rate increase	102.8	100%	138.2	100%	43.0	100%
Other	229.5	90%	216.0	92%	138.1	96%
Total Modifications	$628.2		$710.3		$246.9
Percent non-accrual	8%		23%		16%
(1) Excludes TDR loans in a trial modification of $12.5 million, $39.5 million and $31.5 million at December 31, 2017, 2016 and 2015, respectively. See Note 3 - Loans for further details.
(2) Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

TDRs were up in 2017, while the increase in 2016 reflected maritime portfolio accounts. Modifications were down in 2017, while the primary drivers to the increase in 2016 were the maritime and energy portfolios.

TDRs, PCI loans, and other credit quality information is included in Note 3 — Loans in Item 8. Financial Statements and Supplementary Data. See also Note 1 — Business and Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Data.

NON-INTEREST INCOME

As presented in the following table, Non-interest Income includes Rental Income on Operating Leases and Other Non-Interest Income. Non-interest income is also discussed in each of the individual segments in Results By Business Segment. Comparisons of Other Non-Interest Income were impacted by the inclusion of OneWest Bank activity for five months during 2015, compared to full years thereafter.

Non-interest Income (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Rental income on operating leases	$1,007.4	$1,031.6	$1,018.1
Other non-interest income:
Fee revenues	113.6	111.6	105.7
Factoring commissions	102.9	105.0	116.5
Gains on sales of leasing equipment	43.8	51.1	57.0
Gain on investments	31.2	34.6	0.9
Gains (losses) on loan and portfolio sales	22.9	34.2	(47.2)
Gains (losses) on OREO sales	4.3	10.2	(5.4)
Net gains (losses) on derivatives and foreign currency exchange	(5.4)	55.9	(37.9)
Impairment on assets held for sale	(32.2)	(36.6)	(55.9)
Termination fees on Canadian total return swap	—	(280.8)	—
Other revenues	83.1	65.4	15.9
Total other non-interest income	364.2	150.6	149.6
Total non-interest income	$1,371.6	$1,182.2	$1,167.7

Total other non-interest income, excluding noteworthy items (Non-GAAP)(1)	$369.7	$357.1	$246.4
(1) See reconciliation of non-GAAP to GAAP in Non-GAAP Financial Measurements section.

Rental Income on Operating Leases

Rental income on operating leases from equipment we lease is generated in the Rail and, to a lesser extent, the
Business Capital divisions in the Commercial Banking segment and recognized principally on a straight line basis over the lease term. Rental income is discussed in "Net Finance Revenues" and "Results by Business Segment - Commercial Banking". See

CIT ANNUAL REPORT 2017 48

also Note 6 — Operating Lease Equipment in Item 8 Financial Statements and Supplementary Data for additional information on operating leases.

Other Non-Interest Income

Other non-interest income increased in 2017, reflecting the following:

Fee revenues, which include fees on lines and letters of credit, capital markets-related fees, agent and advisory fees and servicing fees, are mainly driven by our Commercial Banking segment. Fee revenue was up from both 2016 and 2015, reflecting the impact of higher capital market fees in Commercial Finance.

Factoring commissions were down slightly despite an increase in factoring volumes, as a reduction in the mix of higher risk receivables put downward pressure on pricing. Factoring volume was $27.5 billion in 2017, up from $24.9 billion in 2016 and $25.8 billion in 2015.

Gains on sales of leasing equipment corresponded to sales of $219 million in 2017, $344 million in 2016 and $342 million in 2015. Most of the gains for each of the years reflects sales of rail assets, while a majority of the assets sold relate to equipment in the Business Capital division.

Gains on investments in 2017 mostly reflected gains on sales of mortgage-backed securities, changes in value of mortgage-backed securities carried at fair value, and to a lesser extent, sales of equity investments that were received as part of a lending transaction, or in some cases, a workout situation. During 2017, essentially all of the MBSs carried at fair value were sold or matured. The 2016 amount was driven by a $22 million equity security sale from a loan workout, along with net gains on mortgage-backed securities.

Gains (losses) on loan and portfolio sales resulted from $0.4 billion of sales in 2017, $1.3 billion in 2016, and $1.1 billion in 2015. Gains and losses vary based on the underlying loan and market conditions. Gains in 2017 were driven by sales in Commercial Banking, mostly in the Commercial Finance division, with the largest component related to energy assets. Gains of $22 million in 2016 related to the sale of the Canadian Equipment and Corporate Finance businesses in NSP and $12 million in the Commercial Finance division of Commercial Banking. The loss for 2015 was driven by $66 million of losses in NSP, primarily due to the realization of currency translation adjustments ("CTA") losses of approximately $70 million related to the sales of the Mexico and Brazil businesses. Sales in Commercial Banking resulted in $18 million of gains, mostly in the Commercial Finance division.

Gains (losses) on OREO sales reflect sales and adjustments to the carrying value of Other Real Estate Owned (OREO) assets, and primarily relate to foreclosures in the mortgage portfolios in the Consumer Banking segment. The decline in 2017 related to $5 million of impairments recorded on OREO on reverse mortgages to be sold related to the Financial Freedom Transaction.

Net gains (losses) on derivatives and foreign currency exchange includes transactional foreign currency movements, realization of CTA amounts from accumulated other comprehensive loss due to translation adjustments related to the liquidating portfolios and the valuation of the derivatives within the TRS.

Foreign currency movements and other exposures resulted in net gains of $5 million in 2017, $11 million in 2016 and $4 million in 2015. On a gross basis, transactional foreign currency movements resulted in gains of $30 million in 2017 and losses of $27 million in 2016, and $112 million in 2015. The impact of these transactional foreign currency movements was mitigated by losses of $25 million in 2017 and gains of $38 million in 2016 and $116 million in 2015 on derivatives that economically hedge foreign currency movements and other exposures.

The valuation of the derivatives within the TRS resulted in a loss of $3 million in 2017. 2016 activity reflected valuations of the Canadian TRS and our Dutch subsidiary's total return swap facility (the "Dutch TRS", together with the Canadian TRS, collectively, the "TRS Transactions") that resulted in gains of $44 million in 2016, primarily due to the termination of the Canadian TRS in December 2016 which resulted in a $37 million benefit from the reversal of mark-to-market charges related to the derivative portion of the terminated facility, compared to losses of $30 million in 2015. See Termination fees on Canadian TRS discussion below.

For additional information on the impact of derivatives on the income statement, refer to Note 11 — Derivative Financial Instruments in Item 8 Financial Statements and Supplementary Data.

Impairment on assets held for sale in 2017 includes amounts related to the agreement to sell the reverse mortgage portfolio as part of the Financial Freedom Transaction, including a $9 million impairment on reverse mortgage related assets and $18 million in write-downs related to the reverse mortgage loan portfolio in held for sale. Impairments in 2016 included $22 million in NSP relating to the China and Canada portfolios, with the remainder related to Commercial Banking, driven by impairments on rail equipment. Impairments in 2015 were driven by charges in NSP on the Mexico and Brazil portfolios held for sale, the transfer of the Canada portfolio to AHFS and impairment of associated goodwill, and on other international portfolios held for sale. Impairment charges are also recorded on operating lease equipment in AHFS. When an operating lease asset is classified as held for sale, depreciation expense is suspended and the asset is evaluated for impairment with any such charge recorded in Impairment on assets held for sale. (See Other Expenses for related discussion on depreciation on operating lease equipment.)

Termination fees on Canadian TRS reflect payment on December 7, 2016, of the present value of the remaining facility fee in an amount equal to approximately $280 million. Although associated with removal of the derivative liability related to the unused portion of the Canadian TRS derivative noted above, the payment was a termination fee, and thus recorded separately and not combined with the derivative liability benefit of $37 million from the reversal of mark-to-market charges.

Other revenues included items that are more episodic in nature, such as gains on work-out related claims, proceeds received in excess of carrying value on non-accrual accounts held for sale that were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and income from joint ventures. Other revenues for 2017 included $29 million related to the change in accounting policy for LIHTC from the equity method to the proportional amortization

Item 7: Management's Discussion and Analysis

49 CIT ANNUAL REPORT 2017

method. (See Note 1 — Business and Summary of Significant Accounting Policies and Note 8 — Other Assets in Item 8 Financial Statements and Supplementary Data for further details). In the second half of 2017, the Company acquired approximately $780 million of Bank Owned Life Insurance ("BOLI"), which resulted in income of $9 million. Other revenues for 2016 included a gain on sale of the U.K. business of $24 million in NSP. Other revenue also included certain recoveries not part of the provision for credit losses, which totaled $9 million in 2017, $12 million in 2016, and $15 million in 2015.

EXPENSES

As discussed below, comparisons of operating expenses were impacted by the inclusion of OneWest Bank activity for the full years 2017 and 2016 and five months during 2015.

Non-Interest Expense (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Depreciation on operating lease equipment	$296.3	$261.1	$229.2
Maintenance and other operating lease expenses	222.9	213.6	185.1
Operating expenses:
Compensation and benefits	566.3	585.5	549.6
Professional fees	132.3	175.8	135.0
Technology	127.9	133.7	109.2
Insurance	84.7	96.5	61.6
Net occupancy expense	67.8	71.9	49.1
Advertising and marketing	42.2	20.5	30.4
Other	89.6	137.8	114.6
Operating expenses, excluding restructuring costs and intangible asset amortization	1,110.8	1,221.7	1,049.5
Restructuring costs	53.0	36.2	58.3
Intangible asset amortization	24.7	25.6	13.3
Total operating expenses	1,188.5	1,283.5	1,121.1
Goodwill impairment	255.6	354.2	—
Loss on debt extinguishments and deposit redemptions	220.0	12.5	1.5
Total non-interest expenses	$2,183.3	$2,124.9	$1,536.9
Headcount (continuing operations)	3,909	4,080	4,460
Operating expenses excluding restructuring costs, intangible asset amortization, and other noteworthy items(1)	$1,110.8	$1,194.4	$1,025.6
Operating expenses excluding restructuring costs and intangible asset amortization as a % of AEA(1)	2.37%	2.56%	2.76%
Operating expenses excluding restructuring costs, intangible asset amortization and other noteworthy items as a % of AEA (excluding noteworthy items)(1)	2.42%	2.51%	2.70%
Net efficiency ratio(2)	56.4%	65.5%	71.5%
Net efficiency ratio excluding noteworthy items(2)	56.3%	57.6%	65.6%
(1) Operating expenses, excluding restructuring costs and intangible amortization, and other noteworthy items, as a % of AEA is a non-GAAP measure; see "Non-GAAP Financial Measurements" for a reconciliation of non-GAAP to GAAP financial information.

(2) Net efficiency ratio is a non-GAAP measurement used by management to measure operating expenses (before restructuring costs and intangible amortization, and other noteworthy items) to the level of total net revenues. See "Non-GAAP Financial Measurements" for a reconciliation of non-GAAP to GAAP financial information.

Depreciation on Operating Lease Equipment

Depreciation on operating lease equipment is recognized on owned equipment over the lease term or estimated useful life of the asset. Depreciation expense is driven by rail equipment and smaller ticket equipment, such as office equipment, in the Rail and Business Capital divisions in Commercial Banking, respectively. Depreciation expense is discussed in “Net Finance Revenue,” as it is a component of our NFM. Equipment held for sale also impacts the balance, as depreciation expense is suspended on operating lease equipment once it is transferred to AHFS. See “Non-Interest Income” for impairment charges on operating lease equipment classified as held for sale.

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

CIT ANNUAL REPORT 2017 50

Operating Expenses

Operating expenses, excluding restructuring costs and intangible asset amortization is used by management to compare period over period expenses. On this basis, operating expenses were down from 2016 in all presented categories except advertising and marketing costs, primarily in Consumer Banking. Operating expenses increased in 2016, impacted by the inclusion of OneWest Bank activity for the full year 2016 compared with five months during 2015. Operating expenses in 2016 also reflected costs to remediate legacy OneWest Bank items, costs related to becoming SIFI compliant, costs associated with implementing our strategic initiatives, additional integration costs associated with acquiring OneWest Bank, and added technology costs.

We remained focused on reducing our operating costs in 2017 and we are on track to achieve the reduction of our annual operating expense to our target of $1,050 million (before intangible amortization) for 2018 through reduction of consulting services and other professional fees and continuing to right-size the organization.

Operating expenses reflect the following changes:

•
Compensation and benefits decreased in 2017 reflecting the lower headcount resulting from our strategic initiatives, as we continued to right-size the organization. Compensation and benefits increased in 2016 compared to 2015, due to the higher level of employees throughout the year, which included a full year of the additional employee costs from OneWest Bank. See Note 20 — Retirement, Postretirement and Other Benefit Plans in Item 8. Financial Statements and Supplementary Data.

•
Professional fees included legal and other professional fees, such as tax, audit, and consulting services. The elevated amount in 2016 reflected costs incurred for various strategic initiatives, consulting services related to strategic reviews of our businesses, and continued OneWest Bank integration costs. We also incurred third-party costs to assist in improving our capital planning and CCAR reporting capabilities.

•
Technology costs decreased from 2016 due to the timing of anticipated costs. Technology costs increased in 2016 related to system upgrades and enhancements incurred to integrate OneWest Bank, charges to write-off certain capitalized IT costs, and the additional regulatory reporting requirements of being a SIFI organization.

•
Insurance expenses decreased from 2016 on lower FDIC costs, reflecting a decline in the insurance assessment base and improvements in the assessment variables. Insurance expenses increased in 2016, mostly reflecting higher FDIC costs to insure the increased deposit balances for the entire year compared to a partial year in 2015.

•
Net Occupancy expenses were down from 2016 as we streamlined our operations, while the increase in 2016, reflected the added costs associated with the OneWest Bank acquisition related to the branch network and office locations for the entire year compared to partial year in 2015.

•	Advertising and marketing expenses include costs associated with raising deposits and marketing programs. The increase in 2017 reflected additional marketing promotions.

•
Restructuring costs reflects various organization efficiency initiatives. Restructuring costs in 2017 and 2016 primarily reflect strategic initiatives to reduce operating expenses and streamline our operations. Restructuring costs in 2015 mostly reflected severance related to streamlining the senior management structure, mainly the result of the OneWest Transaction. The facility exiting activities were minor in comparison. See Note 27 — Severance and Facility Exiting Liabilities for additional information in Item 8. Financial Statements and Supplementary Data.

•
Amortization of intangible assets was down slightly in 2017 and increased in 2016, primarily reflecting a full year of amortization of the intangible assets recorded in the OneWest Transaction. See Note 26 — Goodwill and Intangible Assets in Item 8. Financial Statements and Supplementary Data, which displays the intangible assets by type and segment, and describes the accounting methodologies.

•
Other expenses include items such as travel and entertainment, office equipment and supplies and taxes (other than income taxes, such as state sales tax, etc.), and from time to time includes settlement agreement costs, including OneWest Bank legacy matters. Other expenses were elevated in 2016 and 2015, which included higher OneWest Bank activity and legacy matters, such as servicing related contingent obligations, items related to the loss share agreements with the FDIC, and other indemnifications that were inherited by CIT from OneWest Bank with the acquisition.

Goodwill Impairment

The Company recorded goodwill impairment of $255.6 million, mostly related to Equipment Finance in the Commercial Banking segment, in 2017 and impairment of $319.4 million and $34.8 million in the Consumer Banking and Commercial Banking segments, respectively, during the fourth quarter of 2016.

See Note 26 — Goodwill and Intangible Assets in Item 8. Financial Statements and Supplementary Data and Critical Accounting Estimates further in the MD&A, both of which discuss goodwill impairment testing.

Loss on Debt Extinguishments and Deposit Redemptions

Loss on debt extinguishments and deposit redemptions in 2017 related to the tender and early redemption of unsecured borrowings. Loss on debt extinguishments and deposit redemptions in 2016 related to certain secured debt instruments and early redemptions of high-cost brokered deposits. See the Funding and Liquidity and Note 10 — Borrowings sections for further discussion.

Item 7: Management's Discussion and Analysis

51 CIT ANNUAL REPORT 2017

INCOME TAXES

Income Tax Data (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Provision for income taxes, before discrete tax items	$105.2	$143.5	$79.5
Discrete tax (benefit) expense	(173.0)	60.0	(617.5)
(Benefit) provision for income taxes	$(67.8)	$203.5	$(538.0)
Effective tax rate	(35.4)%	NM	NM
Effective tax rate, before tax discrete items and noteworthy items(1)	33.6%	40.2%	30.5%
(1) Effective tax rate excluding discrete items or noteworthy items are non-GAAP measures. See “Non-GAAP Measurements” for reconciliation of non-GAAP financial information.

The Company's 2017 income tax benefit from continuing operations is $67.8 million. This compares to an income tax provision of $203.5 million in 2016 and an income tax benefit of $538.0 million in 2015. The income tax provision before the impact of tax discrete items was lower this year, as compared to 2016, primarily driven by the impact of certain items in pretax income that shifted the geographic mix of earnings, including the impact from noteworthy items. Included in the net discrete tax benefit of $173.0 million for the current year is:

•
$177.4 million deferred income tax benefit related to the recognition of a $234.2 million deferred tax asset related to an equity investment in a wholly-owned foreign subsidiary, partially offset by a $56.8 million valuation allowance,

•
$26.6 million income tax expense related to the cumulative effect adjustment for the Company’s election to change the accounting policy for LIHTC investments from the equity method to the proportional amortization method. The total income tax expense of $38.2 million disclosed within Management’s Discussion and Analysis “Non-GAAP Financial Measurements” section and Note 1 includes an $11.6 million tax effect of the $29 million pretax item recorded in other non-interest income,

•
$19.3 million current tax benefit, including interest and penalties, related to legacy OneWest Bank matters, including the release of a tax reserve upon the favorable resolution of an uncertain tax position and recognition of expected tax refunds,

•	$13.9 million in deferred tax expense recorded related to the restructuring of legal entities in preparation for the Commercial Air sale,

•	$11.6 million net deferred tax benefit was recognized from the effect of the enacted U.S. tax reform legislation which included the following:

•
$13.6 million deferred income tax benefit related to the reduction of deferred tax liabilities on previously untaxed earnings and profits (“E&P”) due to provisions in the U.S. Tax Reform that imposes a one-time “Toll Tax” on unremitted net positive E&P. This tax converts the net positive E&P into “previously taxed income” that can be repatriated without any further tax. The Company has a net deficit in E&P and, accordingly, has no Toll Tax liability,

•	$4.9 million expense reported on the income tax expense line for an increase in amortization expense resulting from revaluation of the LIHTC investments,

•
$2.9 million deferred income tax benefit related to revaluation of the U.S. deferred tax assets and liabilities as a result of change in U.S federal tax rates from 35% to 21% with an effective date of January 1, 2018,

•
$5.7 million net deferred tax benefit related to the recognition of NACCO related items including impact of French tax law changes of an $11.0 million deferred tax benefit and adjustments to deferred taxes on the Company’s investment in NACCO of $5.3 million deferred tax expense, which is now categorized as “held for sale,” and

•	$0.5 million of miscellaneous other year to date net tax expense items.

The Company's 2016 income tax provision from continuing operations was $203.5 million. This compares to an income tax benefit of $538.0 million in 2015. The income tax provision before the impact of discrete items was higher in 2016, as compared to 2015, primarily driven by certain items in pretax income that shifted the geographic mix of earnings. Included in the net discrete tax expense of $60 million for 2016 was:

•
$54 million tax expense related to establishment of domestic and international deferred tax liabilities due to Management's decision to no longer assert its intent to indefinitely reinvest its unremitted earnings in Canada,

•	$15 million tax expense related to the establishment of valuation allowances against certain international net deferred tax assets due to our international platform rationalizations,

•
$14 million tax benefit, including interest and penalties, resulting from resolution of certain tax matters by the tax authorities related to uncertain tax positions taken on certain prior year non-U.S. tax returns, and

•	$5 million of miscellaneous net tax expense items.

The Company's 2015 income tax provision of $79.5 million, excluding discrete items, reflected federal and state income taxes in the U.S. as well as taxes on earnings of certain international operations. Included in the net discrete tax benefit of $617.5 million for 2015 was:

•
$647 million tax benefit corresponding to a reduction to the U.S. federal DTA valuation allowance after considering the impact on earnings of the OneWest acquisition to support the Company's ability to utilize the U.S. federal net operating losses,

•	$29 million tax expense including interest and penalties, related to an uncertain tax position taken on certain prior year international tax returns,

•
$28 million tax expense related to the establishment of domestic and international deferred tax liabilities due to Management's decision to no longer assert its intent to indefinitely reinvest its unremitted earnings in China,

CIT ANNUAL REPORT 2017 52

•	$18 million tax benefit including interest and penalties, related to changes in uncertain tax positions from resolution of open tax matters and closure of statutes, and

•	$9 million tax benefit corresponding to a reduction of certain tax reserves upon the receipt of a favorable tax ruling on an uncertain tax position taken on prior years' tax returns.

The change in the effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances, and discrete items. The near term future periods effective tax rate may vary from the actual year-end 2017 effective tax rate due to the changes in these factors.

The 2017 global effective tax rate before discrete items was significantly impacted by noteworthy items that reduced pretax income. Excluding noteworthy and tax discrete items highlighted in the non-GAAP table, the Company estimates that the effective tax rate would have been approximately 34% in 2017. Management expects the 2018 global effective tax rate to be approximately 25% to 26%. However, there will be a minimal impact on cash taxes paid, until the related NOL carry-forward is fully utilized. The amount of future cash taxes will depend on the level of taxable income after utilization of the remaining NOLs, including the implications of the Company's annual limitation on use of the remaining pre-bankruptcy NOLs, which is approximately $265 million per annum.

See Note 19 - Income Taxes in Item 8. Financial Statements and Supplementary Data for detailed discussion on the Company's domestic and foreign reporting entities' net DTAs, inclusive of the DTAs related to the net operating losses ("NOLs") in these entities and their respective VA analysis.

RESULTS BY BUSINESS SEGMENT

SEGMENT REPORTING UPDATES

CIT manages its business and reports its financial results in three operating segments: Commercial Banking, Consumer Banking, and Non-Strategic Portfolios ("NSP"), and a non-operating segment, Corporate and Other.

See Business Segments in Item 1. Business Overview for more detailed descriptions of each of the business segments and divisions therein. Also see Item 8. Financial Statements and Supplementary Data, Note 25 — Business Segment Information.

Commercial Banking

Commercial Banking is comprised of four divisions, Commercial Finance, Rail, Real Estate Finance, and Business Capital. Revenue is generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities, banking services, capital markets transactions, and commissions earned on factoring and related activities.

Item 7: Management's Discussion and Analysis

53 CIT ANNUAL REPORT 2017

Commercial Banking — Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Earnings Summary
Interest income	$1,248.0	$1,287.9	$1,029.1
Rental income on operating leases	1,007.4	1,020.0	981.4
Finance revenue	2,255.4	2,307.9	2,010.5
Interest expense	517.7	519.1	481.4
Depreciation on operating lease equipment	296.3	261.1	218.3
Maintenance and other operating lease expenses	222.9	213.6	185.1
Net finance revenue (NFR)	1,218.5	1,314.1	1,125.7
Provision for credit losses	88.7	183.1	143.7
Other non-interest income	291.0	293.8	302.6
Operating expenses	691.7	761.6	727.4
Goodwill impairment	255.6	34.8	—
Income before provision for income taxes	$473.5	$628.4	$557.2
Select Period End Balances
Loans and leases (including held for sale)	$31,232.4	$30,406.1	$30,619.2
Earning assets (net of credit balances)	30,039.0	29,403.1	29,773.3
Select Average Balances
Average earning assets (AEA) (net of credit balances)	29,270.1	29,762.9	25,339.6
Average loans (includes held for sale, and net of credit balances)	21,339.5	22,165.2	18,377.0
Average operating leases (AOL) (includes held for sale)	7,685.0	7,193.5	6,283.4
Statistical Data
Net finance margin — NFR as a % of AEA	4.16%	4.42%	4.44%
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses	$488.2	$545.3	$578.0
Operating lease margin as a % of AOL	6.35%	7.59%	9.20%
Net efficiency ratio	45.40%	47.00%	50.57%
Pretax return on AEA	1.62%	2.11%	2.20%
New business volume	$8,607.7	$8,216.2	$9,005.1
Factoring volume	$27,480.1	$24,907.4	$25,839.4

Operating results in 2017 were down from 2016 as the combination of goodwill impairments in the fourth quarter and lower NFR offset lower credit costs and operating expenses. The 2015 results included five months of revenues and expenses associated with OneWest Bank, which was purchased that year. Trends are further discussed below.

AEA primarily consists of loans and leases. Average loans and leases, net of credit balances of factoring clients, was $29.0 billion for 2017, $29.4 billion for 2016 and $24.7 billion for 2015. The modest decrease in 2017 from 2016 was driven by declines in the Commercial Finance division, which offset increases in the other divisions. The declines in Commercial Finance reflect positioning the portfolio to emphasize opportunities that build upon our specialty lending expertise by providing credit and other bank products and services, and prepayments. See tabular presentation by division in the Loans and Leases section for period end balances.

Rail AEA was $7.5 billion for the year ended December 31, 2017, as we expanded our owned operating lease portfolio to approximately 132,000 railcars, mainly from scheduled deliveries in our order book, partially offset by sales and scrapping of certain railcars. During 2017, we entered into a definitive sale agreement to sell our European rail business, which consists of approximately $1.1 billion of loans and leases in AHFS, including approximately 14,800 railcars. The agreement is subject to European antitrust regulatory approvals and we anticipate the closing to occur in the second half of 2018. Our owned portfolio approximated 131,000 and 128,000 railcars at December 31, 2016 and 2015, respectively. Rail assets are primarily originated through purchase commitments with manufacturers and are also supplemented by spot purchases. At December 31, 2017, we had approximately 1,550 railcars on order from manufacturers, of which about 870 related to our North America business, with deliveries scheduled through 2019. See Note 21 — Commitments and Concentrations for further railcar manufacturer commitment data. A table reflecting railcar types is included in the Concentrations section.

By division, new business volume was up from 2016, as increases in Commercial Finance and Real Estate Finance offset declines in Rail and Business Capital. The Business Capital decline was primarily driven by the Equipment Finance businesses. New business volume was down in 2016 from 2015, as the declines in Commercial Finance and Rail were partially offset by increases in Real Estate Finance and Business Capital. The Commercial Finance 2016 decline compared to 2015 was mostly attributed to the maritime portfolio and the positioning of the business to a more strategic customer base. The Rail declines reflect market conditions.

Factoring volume was up from 2016 and 2015, reflecting mix and market conditions.

Highlights from the table above included:

•
NFR decreased from 2016, as the impact of lower AEA and PAA offset the benefits from interest rate increases on the floating rate portfolios and $17 million of suspended depreciation on rail assets held for sale. NFM also declined from 2016,

CIT ANNUAL REPORT 2017 54

driven by the NFR declines discussed above. NFR increased in 2016 from 2015, primarily from the benefits of higher AEA and purchase accounting accretion, while NFM was essentially flat.

•
PAA totaled $88 million in 2017, essentially all of which benefited interest income, with a minor amount decreasing interest expense, compared to $150 million in 2016 and $65 million in 2015. PAA that was accelerated, for instance due to sale or prepayment, totaled $44.0 million in 2017, $66.2 million in 2016, and $26.0 million in 2015. (PAA is presented in tabular form by division in the Net Finance Revenue section.)

•
Gross yields (interest income plus rental income on operating leases as a % of AEA) for the segment were 7.71%, down slightly from 2016. Improvements in yields in Commercial Finance and Business Capital were offset by continued pressure on Rail yields, primarily driven by lower lease renewal rates driven by continued excess capacity in the industry that offset marginally improved utilization rates. Railcar utilization rates, including commitments to lease, increased about 100bps during 2017, and ended 2017 at 95%, compared to 94% at the end of 2016 and 96% at December 31, 2015. Gross yields in 2016 were down slightly from 2015, as the decrease in Rail offset higher yields in Commercial Finance, Real Estate Finance, and Business Capital. Commercial Finance and Real Estate Finance benefited from PAA accretion and interest recoveries on loans previously charged off. See Select Segment and Division Margin Metrics table in Net Finance Revenue section for further discussion of gross yields.

•
Net operating lease revenue, which is a component of NFR, is driven primarily by the performance of our rail portfolio. Net operating lease revenue decreased from 2016, as lower rental income in the Rail division and higher maintenance and operating lease expenses offset the benefits from higher earning assets, a slight increase in utilization, and the suspended depreciation on the European business portfolio. Maintenance and other operating lease expenses were up, reflecting increased maintenance, freight and storage costs in rail, and growth in the portfolio. Net operating lease revenue also reflects trends in equipment utilization with railcar utilization in 2017 remaining lower than the peak in prior years, due to continued weakness in demand for select energy related car types. The decline in the operating lease margin (as a percentage of average operating lease equipment) reflects these trends primarily driven by the energy sector. Rail renewal rates, on average, continued to reprice down reflecting market conditions and the mix of cars renewing. We continue to expect leases to reprice down an average of 20% to 30% through 2018 and into 2019. Net operating lease revenue in 2016 decreased from 2015, as increased rental income from growth in the Rail division was offset by lower lease rates, as well as higher depreciation and maintenance and operating lease expenses.

•	Other non-interest income was down slightly from 2016 and 2015, reflecting the following:

•
Factoring commissions of $103 million were slightly down from 2016 but down $14 million from 2015, as higher factoring volume was offset by lower factoring commissions due to changes in the portfolio mix and competition.

•
Gains on assets sold was down in 2017 due to lower volume sold, and totaled $63 million, compared to $83 million in 2016 and $75 million in 2015. About half of the gains in each of the years were on rail equipment. The decline from 2016 reflects lower asset sales and lower gains on investments.

•
Fee revenue was $105 million in 2017, up from $99 million in 2016 and $94 million in 2015. Fee revenue was up from both 2016 and 2015, reflecting the impact of higher capital market fees in Commercial Finance.

•
The provision for credit losses was down from 2016, and reflected portfolio mix, lower balances and improved credit metrics. Changes in portfolio mix include lower credit provisions in 2017 on the maritime portfolio and our factoring business. The increase in 2016 from 2015 reflected additional new business volume and higher reserve rates. Net charge-offs were $94 million (0.41% of average finance receivables) for 2017, compared to $112 million (0.48%) in 2016 and $95 million (0.48%) in 2015. Net charge-offs excluding assets held for sale were $80 million in the current year, compared to $71 million in 2016 and $62 million in 2015. The increase in 2017 primarily reflects higher charge offs across the Commercial Finance and Real Estate Finance portfolios. The 2016 increase reflected charge-offs in the energy sector. Non-accrual loans decreased to $191 million (0.82% of finance receivables), from $251 million (1.11%) at December 31, 2016 and $191 million (0.82%) at December 31, 2015. The decrease in 2017 was primarily driven by the maritime portfolio and energy portfolios within Commercial Finance. The increase in 2016 was driven mostly in the maritime portfolio, plus other sectors in Commercial Finance.

•	Operating expenses were lower in 2017, reflecting management's cost reduction initiatives.

•	Goodwill impairment is discussed in Non-Operating Expenses, Critical Accounting Estimates and Note 26 — Goodwill and Intangible Assets.

Consumer Banking

Consumer Banking includes Retail Banking, Consumer Lending, and SBA Lending, which are grouped together for purposes of discussion as Other Consumer Banking, and Legacy Consumer Mortgages ("LCM").

Revenue is generated from interest earned on residential mortgages, and small business loans, and from fees for banking services.

Item 7: Management's Discussion and Analysis

55 CIT ANNUAL REPORT 2017

The following table presents full year 2017 and 2016 financial data and metrics, while 2015 reflects balances for five months activity since the OneWest Transaction. Due to the timing of the OneWest Transaction, comparisons with 2015 are not relevant.

Consumer Banking — Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Earnings Summary
Interest income	$378.1	$420.8	$176.1
Interest (benefit) expense	(51.8)	10.2	24.9
Net finance revenue (NFR)	429.9	410.6	151.2
Provision for credit losses	25.9	11.7	8.7
Other non-interest income	4.1	40.0	5.4
Operating expenses	401.5	380.9	158.4
Goodwill impairment	—	319.4	—
Income (loss) before provision (benefit) for income taxes	$6.6	$(261.4)	$(10.5)
Select Period End Balances
Earning assets	$6,962.6	$7,383.2	$7,640.5
Loans (including held for sale)	6,820.2	7,041.8	7,231.4
Deposits	23,421.8	22,542.2	22,872.8
Select Average Balances
Average earning assets (AEA)	$7,054.0	$7,527.4	$3,202.4
Average loans (including held for sale)	6,812.3	7,153.5	3,029.0
Statistical Data
Net finance margin — NFR as a % of AEA	6.09%	5.45%	4.72%
Net efficiency ratio	88.3%	80.4%	96.1%
Pretax return on AEA	0.09%	(3.47)%	(0.33)%
New business volume	$949.4	$960.5	$249.9
Pretax results for 2017 were impacted by approximately $42 million of charges, mostly impacting the provision for credit losses and other non-interest income, associated with the announced sale of the reverse mortgage portfolio in connection with the Financial Freedom Transaction. Interest expense was a benefit as this segment received credit from the other segments for the value of the deposits it generated. Pretax results for 2016 reflected interest on loans, which included PAA accretion, and the benefit from low interest expense from deposit funding. Other non-interest income mostly included net gains on asset sales and fee revenue. The operating expenses are proportionally higher than other segments, reflecting the branch operations and other items, some of which are described below.

Average loans, including held for sale have declined, due primarily to run-off of the LCM portfolios. The LCM portfolios made up $4.5 billion of the 2017 average balance, with a significant portion covered by loss sharing agreements with the FDIC. These agreements begin to expire in March 2019, the benefit of which is recorded within the indemnification asset. At December 31, 2017, LCM includes $861 million of reverse mortgage loans held for sale along with $21 million of OREO in connection with the announced Financial Freedom Transaction, discussed in Discontinued Operations and Note 2 - Discontinued Operations. See Note 1 - Business and Summary of Significant Accounting Policies and Note 5 - Indemnification Assets for accounting and detailed discussions.

Deposits were up from the year-ago period, primarily driven by an increase in online high-yield savings accounts ("HYSAs"), more than offset by a decrease in time deposits. Deposits at December 31, 2017 were up from 2015 reflecting an increase in in online HYSA and money market accounts offset by a decrease in time deposits, checking and other savings.

Highlights included:

•
NFR increased from 2016 to 2017 as the larger benefit from the value of the excess deposits generated offset the higher negative income on the indemnification assets that reduced interest income and the lower PAA on loans. Net finance margin reflected similar trends. Negative income on the indemnification asset is discussed in the Net Finance Revenue section. There was $120 million of PAA in 2017, compared to $138 million in 2016. The decline in part reflects the impact of transferring the reverse mortgage loans to held for sale. For the reverse mortgage loans subject to the announced Financial Freedom Transaction sale, PAA of approximately $5 million per quarter has ceased because the loans were transferred to held for sale at the end of the third quarter. Included in the amounts were $14 million of accelerated PAA due to prepayments in the LCM single family residential mortgages in both 2017 and 2016.

•
Other non-interest income in 2017 of $4 million was comprised of $8 million of fee income, $4 million of net gains on loan sales, $4 million net gain on OREO sales, $16 million of other miscellaneous income partially offset by $27 million of impairment charges on reverse mortgage related assets in connection with the Financial Freedom Transaction. Other non-interest income in 2016 included net gains on OREO properties of $11 million in 2016, fee revenue of $10 million and other miscellaneous income. Other non-interest income in 2015 included fee revenue of $5 million and other revenues, partially offset by losses on OREO properties of $5 million.

•
Non-accrual loans were $20 million (0.34% of loans) at December 31, 2017, up from $17 million (0.25%) at December 31, 2016 and $5 million (0.07%) at December 31, 2015. Non-accrual loans were in the LCM portfolio. Net charge-offs of $21 million in 2017 included $20 million of net charge offs related to the reverse mortgage loans that were transferred to held for sale in connection with the Financial Freedom Transaction and were insignificant in 2016 and 2015. The increase in the

CIT ANNUAL REPORT 2017 56

provision for credit losses in 2017 was due to a provision of $15 million related to the reverse mortgage loans that were transferred to held for sale.

•
Operating expenses reflect the inclusion of branch operation expenses, OREO costs and FDIC insurance, which causes the net efficiency ratio to be higher than other segments. Compared to 2016, operating expenses increased, primarily driven by higher advertising and marketing expenses. Operating expenses in 2016 included $27 million from the resolution of legacy items assumed with the OneWest Transaction (servicing-related contingent reserves and resolution of a pre-acquisition litigation matter).

•	See Note 26 — Goodwill and Intangible Assets for discussion of the goodwill impairment recorded in 2016.

Non-Strategic Portfolios ("NSP")

NSP consists of businesses and portfolios that we no longer consider strategic. These portfolios include equipment financing, secured lending and leasing and advisory services to small and middle-market businesses.

Non-Strategic Portfolios — Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Earnings Summary
Interest income	$22.9	$80.8	$184.8
Rental income on operating leases	—	11.6	36.7
Finance revenue	22.9	92.4	221.5
Interest expense	15.2	47.2	121.4
Depreciation on operating lease equipment	—	—	10.9
Net finance revenue (NFR)	7.7	45.2	89.2
Provision for credit losses	—	(0.1)	6.2
Other non-interest income	3.1	52.1	(96.8)
Operating expenses / loss on debt extinguishments	12.7	42.2	123.9
Income (loss) before provision (benefit) for income taxes	$(1.9)	$55.2	$(137.7)
Select Period End Balances
Earning assets	$145.3	$433.4	$1,849.6
Loans (including held for sale)	63.3	210.1	1,577.5
Select Average Balances
Average earning assets (AEA)	$277.0	$1,175.6	$2,375.7
Average loans (including held for sale)	129.8	903.5	1,937.0
Statistical Data
Net finance margin — NFR as a % of AEA	2.78%	3.84%	3.75%
Pretax return on AEA	(0.69)%	4.70%	(5.80)%
New business volume	$—	$151.1	$768.2

The 2017 results reflect mainly activity from the business in China, while 2016 results also includes the impact from the Canadian Equipment and Corporate Finance businesses, both sold in 2016, plus the sale of the U.K. Equipment Finance business. 2015 included activity from other international and domestic businesses and portfolios, such as Mexico and Brazil, that were sold in 2015. The 2017 pre-tax loss includes the recognition of $8 million of CTA charges previously reflected in stockholder’s equity associated with the liquidation of international entities.

The declining amounts of NFR and operating expenses reflects the wind down of the various operations. Other non-interest income in 2016 was driven by gains on the Canada and U.K. portfolio sales. Other non-interest income in 2015 included currency translation adjustment losses resulting from the sales of the Brazil and Mexico operations and associated portfolios, along with continued impairment charges on assets held for sale.

The remaining loans at December 31, 2017 were in China, down from total loans and leases of $210 million and $1.6 billion at December 31, 2016 and 2015, respectively, reflecting the sale of the Canadian Equipment and Corporate Finance businesses.

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate and Other. Some of the more significant and recurring items include interest income on investment securities, a portion of interest expense primarily related to corporate liquidity costs (interest expense), mark-to-market adjustments on non-qualifying derivatives (other non-interest income), restructuring charges for severance and facilities exit activities as well as certain unallocated costs (operating expenses), certain intangible assets amortization expenses (other expenses) and loss on debt extinguishments. Corporate and Other may from time to time reflect significant transactions, such as the net charge resulting from the termination of the Canadian TRS noted below. Comparisons to 2015 were impacted by the timing of the OneWest Transaction, as 2015 included OneWest Bank for approximately five months.

Item 7: Management's Discussion and Analysis

57 CIT ANNUAL REPORT 2017

Corporate and Other — Financial Data (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Earnings Summary
Interest income	$186.6	$122.0	$55.2
Interest expense	236.6	176.7	103.7
Net finance revenue (NFR)	(50.0)	(54.7)	(48.5)
Other non-interest income	66.0	(235.3)	(61.6)
Operating expenses	83.6	99.0	111.4
Loss on debt extinguishment and deposit redemption	219.0	12.3	1.5
Loss before provision (benefit) for income taxes	$(286.6)	$(401.3)	$(223.0)
Earning assets	$7,702.8	$9,587.2	$8,834.9
Average earning assets (AEA)	10,251.0	9,198.2	7,102.1

A number of noteworthy items, some of which are mentioned below, impact this segment. In total, these amounts reduced pretax income by $256 million in the current year, $279 million in 2016 and $58 million in 2015.

•
Interest income consists of interest and dividend income, primarily from investment securities and interest-bearing cash. The increase in 2017 and 2016 reflect additional income from the investment portfolio and 2017 also included cash proceeds from the sale of Commercial Air on April 4, 2017, of which approximately $9 million related to the amount earned between the closing of the Commercial Air sale and the related liability management and capital actions.

•
Interest expense in Corporate represents amounts in excess of expenses allocated to segments and amounts related to excess liquidity. Approximately $23 million of the increase from the year-ago resulted from the interest expense on approximately $5.8 billion of unsecured borrowings that previously was allocated to the Commercial Air discontinued operations but was recorded in continuing operations following the Commercial Air sale on April 4, 2017, until the redemption of that debt later in the second quarter.

•	Although interest income and interest expense have increased, NFR has remained fairly flat.

•	Other non-interest income primarily reflects gains and losses on derivatives, including the TRS Transactions, investments and foreign currency exchange.

•
In 2017, a change in accounting policy for LIHTC's to the proportional amortization method increased other non-interest income by $29 million, with an offset in the provision for income taxes. See Note 1 - Business and Summary of Significant Accounting Policies, Note 19 - Income Taxes and Income Taxes section of the MD&A.

•
Driving the significant 2016 negative amount was a termination charge of approximately $280 million related to the Canadian TRS, partially offset by a positive mark-to-market gain for the year of $44 million on the TRS primarily due to the Canadian TRS termination. The TRS Transactions had a negative mark-to-market of $30 million in 2015.

•
Other non-interest income included net gains of $28 million in 2017 and $11 million in 2016, and net losses of $7 million for 2015, related to the MBS portfolio, which was carried at fair value and a majority of this portfolio was sold in 2017.

•	In the second half of 2017, the Company acquired approximately $780 million of BOLI, which resulted in income of $9 million.

•	The 2015 balance included $9 million related to the write-off of other receivables that was fully offset with a benefit to the tax provision.

•
Operating expenses reflects salary and general and administrative expenses in excess of amounts allocated to the business segments and litigation-related costs. Operating expenses included $53 million, $36 million and $58 million related to restructuring activities during 2017, 2016 and 2015, respectively.

•	The loss on debt extinguishment and deposit redemptions was discussed in Expenses in the MDA.

CIT ANNUAL REPORT 2017 58

LOANS AND LEASES

The following table presents period end balances of loans and leases by segment.

Loans and Leases Composition (dollars in millions)

	December 31,
	2017	2016	2015	$ Change 2017 vs 2016	$ Change 2016 vs 2015
Commercial Banking
Loans	$23,159.3	$22,562.3	$23,332.4	$597.0	$(770.1)
Operating lease equipment, net	6,738.9	7,486.1	6,851.7	(747.2)	634.4
Assets held for sale	1,334.2	357.7	435.1	976.5	(77.4)
Total loans and leases	31,232.4	30,406.1	30,619.2	826.3	(213.1)
Commercial Finance
Loans	9,928.8	9,923.9	11,389.9	4.9	(1,466.0)
Assets held for sale	123.5	351.4	333.1	(227.9)	18.3
Total loans and leases	10,052.3	10,275.3	11,723.0	(223.0)	(1,447.7)
Real Estate Finance
Loans	5,567.9	5,566.6	5,311.5	1.3	255.1
Assets held for sale	22.3	—	57.0	22.3	(57.0)
Total loans and leases	5,590.2	5,566.6	5,368.5	23.6	198.1
Business Capital
Loans	7,579.8	6,968.1	6,510.0	611.7	458.1
Operating lease equipment, net	478.0	369.0	259.0	109.0	110.0
Assets held for sale	—	6.0	44.3	(6.0)	(38.3)
Total loans and leases	8,057.8	7,343.1	6,813.3	714.7	529.8
Rail
Loans	82.8	103.7	121.0	(20.9)	(17.3)
Operating lease equipment, net	6,260.9	7,117.1	6,592.7	(856.2)	524.4
Assets held for sale	1,188.5	0.3	0.7	1,188.2	(0.4)
Total loans and leases	7,532.2	7,221.1	6,714.4	311.1	506.7
Consumer Banking
Loans	5,954.6	6,973.6	7,186.3	(1,019.0)	(212.7)
Assets held for sale	865.6	68.2	45.1	797.4	23.1
Total loans and leases	6,820.2	7,041.8	7,231.4	(221.6)	(189.6)
Legacy Consumer Mortgages
Loans	3,331.1	4,829.9	5,427.2	(1,498.8)	(597.3)
Assets held for sale	861.0	32.8	41.2	828.2	(8.4)
Total loans and leases	4,192.1	4,862.7	5,468.4	(670.6)	(605.7)
Other Consumer Banking
Loans	2,623.5	2,143.7	1,759.1	479.8	384.6
Assets held for sale	4.6	35.4	3.9	(30.8)	31.5
Total loans and leases	2,628.1	2,179.1	1,763.0	449.0	416.1
Non-Strategic Portfolios
Assets held for sale	63.3	210.1	1,577.5	(146.8)	(1,367.4)
Total loans and leases	63.3	210.1	1,577.5	(146.8)	(1,367.4)
Total Loans	29,113.9	29,535.9	30,518.7	(422.0)	(982.8)
Total operating lease equipment, net	6,738.9	7,486.1	6,851.7	(747.2)	634.4
Total assets held for sale	2,263.1	636.0	2,057.7	1,627.1	(1,421.7)
Total loans and leases	$38,115.9	$37,658.0	$39,428.1	$457.9	$(1,770.1)

Total loans and leases were up 1.2% in 2017 from the previous year. Growth in Commercial Banking was led by Business Capital, as factoring receivables were up, as well as the equipment financing portfolios in this division. New originations in Consumer Banking offset run-off of LCM, which includes the reverse mortgage portfolio that was transferred to HFS in the third quarter of 2017. The increase in assets held for sale from December 31, 2016 reflect the additions of the European rail assets and the reverse mortgage loan portfolio in LCM.

Total loans and leases levels varied across the divisions within Commercial Banking during 2016. Commercial Finance assets were down, reflecting sales and prepayments as we positioned the portfolio to focus on a more strategic customer base. Real Estate Finance was up from 2015, as strong origination volume outpaced prepayments and the run-off of a legacy non-SFR portfolio. Business Capital was up, reflecting growth in the equipment leasing business. Consumer Banking loans were down as

Item 7: Management's Discussion and Analysis

59 CIT ANNUAL REPORT 2017

run-off in LCM, offset purchases and originations in Other Consumer Banking. The decline in NSP during 2016 primarily reflected the sale of the U.K. equipment finance business, the sale of our Canadian Equipment Finance and Corporate Finance businesses and net repayments in our China business.

Total loans and leases trends are also discussed in the respective segment descriptions in "Results by Business Segment".

The following table reflects the contractual maturities of our loans, which excludes certain items such as purchase accounting adjustments, unearned income and other yield-related fees.

Contractual Maturities of Loans at December 31, 2017 (dollars in millions)

	Commercial		Consumer
	U.S.	Foreign	U.S.	Total
Fixed-rate
1 year or less	$3,987.1	$103.2	$81.1	$4,171.4
Year 2	1,267.1	65.3	58.1	1,390.5
Year 3	933.6	59.2	60.0	1,052.8
Year 4	598.9	167.9	62.3	829.1
Year 5	340.9	22.1	64.5	427.5
2-5 years	3,140.5	314.5	244.9	3,699.9
After 5 years	287.8	250.8	2,544.1	3,082.7
Total fixed-rate	7,415.4	668.5	2,870.1	10,954.0
Adjustable-rate
1 year or less	2,423.9	85.0	81.9	2,590.8
Year 2	2,602.1	306.8	77.3	2,986.2
Year 3	2,263.3	265.9	81.4	2,610.6
Year 4	2,088.9	185.3	85.8	2,360.0
Year 5	2,828.5	167.6	91.5	3,087.6
2-5 years	9,782.8	925.6	336.0	11,044.4
After 5 years	2,172.5	99.5	3,232.1	5,504.1
Total adjustable-rate	14,379.2	1,110.1	3,650.0	19,139.3
Total	$21,794.6	$1,778.6	$6,520.1	$30,093.3

CIT ANNUAL REPORT 2017 60

The following table presents the changes to our total loans and leases:

Total Loans and Leases Rollforward (dollars in millions)

	Commercial Banking	Consumer Banking	Non-Strategic Portfolios	Total
Balance at December 31, 2014	$22,708.6	$—	$2,359.4	$25,068.0
New business volume	9,005.1	249.9	768.2	10,023.2
Portfolio / business purchases	6,308.5	7,372.3	—	13,680.8
Loan and portfolio sales	(844.7)	(17.1)	(274.8)	(1,136.6)
Equipment sales	(217.2)	—	(125.1)	(342.3)
Depreciation	(218.3)	—	(10.9)	(229.2)
Gross charge-offs	(113.0)	(1.3)	(50.8)	(165.1)
Collections and other	(6,009.8)	(372.4)	(1,088.5)	(7,470.7)
Balance at December 31, 2015	30,619.2	7,231.4	1,577.5	39,428.1
New business volume	8,216.2	960.5	151.1	9,327.8
Portfolio / business purchases	64.1	—	—	64.1
Loan and portfolio sales	(484.2)	(87.7)	(717.3)	(1,289.2)
Equipment sales	(258.5)	—	(85.6)	(344.1)
Depreciation	(261.1)	—	—	(261.1)
Gross charge-offs	(133.8)	(2.8)	—	(136.6)
Collections and other	(7,355.8)	(1,059.6)	(715.6)	(9,131.0)
Balance at December 31, 2016	30,406.1	7,041.8	210.1	37,658.0
New business volume	8,607.7	949.4	—	9,557.1
Portfolio / business purchases	81.6	—	—	81.6
Loan and portfolio sales	(310.1)	(128.4)	(0.6)	(439.1)
Equipment sales	(179.2)	—	(39.8)	(219.0)
Depreciation	(296.3)	—	—	(296.3)
Gross charge-offs	(115.2)	(22.5)	—	(137.7)
Collections and other	(6,962.2)	(1,020.1)	(106.4)	(8,088.7)
Balance at December 31, 2017	$31,232.4	$6,820.2	$63.3	$38,115.9

Total loans and leases acquired in the OneWest Transaction are reflected in the 2015 "Portfolio/business purchases" line for Commercial Banking and Consumer Banking as of the acquisition date.

New business volume increased in 2017 driven by Commercial Banking activities, as an increase in Commercial Finance, was partially offset by lower originations in Rail. Commercial Banking decreased in 2016 as we limited originations to existing commitments in the maritime portfolio within Commercial Finance, which was partially offset by increases in Real Estate Finance and Business Capital. During 2016, we positioned Commercial Finance to emphasize opportunities that build upon our specialty lending expertise by providing credit as well as other bank products and services.

Portfolio/business purchases reflected a small portfolio in Commercial Finance in 2017 and railcars in 2016. 2015 included the OneWest Bank acquisition in Commercial Banking and Consumer Banking and Rail portfolios purchased by Nacco.

Loan and portfolio sales in 2017 mostly related to sales in Commercial Finance. In 2016, NSP reflected the sale of our Canadian Equipment and Corporate Finance businesses and the sale of the U.K. equipment finance business. Commercial Banking activity mostly reflected sales to manage risk and position the Commercial Finance portfolio, which began in 2015, as we rebalanced assets post the OneWest Transaction. NSP sales in 2015 reflect the sale of the Mexico and Brazil businesses.

Equipment sales in 2017, 2016 and 2015 generally reflect sales of small-ticket equipment and rail equipment in Commercial Banking. Equipment sales in NSP included operating lease equipment in the various international platforms sold during those years.

Portfolio activities are discussed in the respective segment descriptions in "Results by Business Segment".

Item 7: Management's Discussion and Analysis

61 CIT ANNUAL REPORT 2017

CONCENTRATIONS

Geographic Concentrations

The following table represents CIT's combined commercial and consumer loans and leases by geographical regions:

Total Loans and Leases by Obligor — Geographic Region (dollars in millions)

	December 31, 2017		December 31, 2016		December 31, 2015
West	$12,009.8	31.5%	$11,858.7	31.5%	$11,972.1	30.4%
Northeast	9,658.7	25.3%	9,766.0	25.9%	9,436.1	23.9%
Midwest	4,641.1	12.2%	4,241.9	11.3%	4,269.9	10.8%
Southwest	4,063.5	10.7%	4,112.8	10.9%	4,166.8	10.6%
Southeast	3,346.0	8.8%	3,299.5	8.8%	3,728.9	9.5%
Total U.S.	33,719.1	88.5%	33,278.9	88.4%	33,573.8	85.2%
Europe	1,444.1	3.8%	1,154.5	3.1%	1,363.6	3.4%
Canada	1,326.4	3.4%	1,199.8	3.2%	1,964.9	5.0%
Asia / Pacific	720.8	1.9%	1,100.1	2.9%	1,656.7	4.2%
All other countries	905.5	2.4%	924.7	2.4%	869.1	2.2%
Total	$38,115.9	100.0%	$37,658.0	100.0%	$39,428.1	100.0%

Ten Largest Accounts

Our ten largest loans and leases accounts, the vast majority of which are lessors of rail assets, in the aggregate represented 4.4% of our total loans and leases at December 31, 2017 (the largest account was less than 1.0%).

The ten largest loans and leases accounts were 4.2% at December 31, 2016 and 3.9% at December 31, 2015.

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial loans and leases by obligor geography:

Commercial Loans and Leases by Obligor — Geographic Region (dollars in millions)

	December 31, 2017		December 31, 2016		December 31, 2015
Northeast	$8,646.1	27.3%	$8,643.0	27.9%	$8,136.1	25.0%
West	7,349.9	23.2%	7,168.7	23.1%	7,270.9	22.4%
Midwest	4,448.7	14.0%	4,027.8	13.0%	4,024.3	12.4%
Southwest	3,970.2	12.5%	4,016.7	12.9%	4,100.6	12.6%
Southeast	2,902.5	9.2%	2,789.3	9.0%	3,136.6	9.6%
Total U.S.	27,317.4	86.2%	26,645.5	85.9%	26,668.5	82.0%
Europe	1,444.1	4.5%	1,154.5	3.7%	1,363.6	4.2%
Canada	1,326.4	4.2%	1,199.8	3.9%	1,964.9	6.0%
Asia / Pacific	720.8	2.2%	1,100.1	3.5%	1,656.7	5.1%
All other countries	905.5	2.9%	924.7	3.0%	869.1	2.7%
Total	$31,714.2	100.0%	$31,024.6	100.0%	$32,522.8	100.0%

CIT ANNUAL REPORT 2017 62

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our loans and leases:

Commercial Loans and Leases by Obligor — State and Country (dollars in millions)

	December 31, 2017		December 31, 2016		December 31, 2015
State
California	$5,430.5	17.1%	$5,220.8	16.8%	$5,301.0	16.3%
Texas	3,223.7	10.2%	3,296.3	10.6%	3,444.6	10.6%
New York	3,195.7	10.1%	3,084.0	10.0%	2,841.8	8.7%
Delaware	1,347.6	4.3%	1,573.8	5.1%	1,230.6	3.8%
All other states	14,119.9	44.5%	13,470.6	43.4%	13,850.5	42.6%
Total U.S.	$27,317.4	86.2%	$26,645.5	85.9%	$26,668.5	82.0%
Country
Canada	$1,326.4	4.2%	$1,199.8	3.9%	$1,964.9	6.0%
Marshall Islands	442.5	1.4%	632.2	2.0%	882.0	2.7%
France	383.8	1.2%	268.5	0.9%	174.8	0.5%
All other countries	2,244.1	7.0%	2,278.6	7.3%	2,832.6	8.8%
Total International	$4,396.8	13.8%	$4,379.1	14.1%	$5,854.3	18.0%

Cross-Border Transactions

Cross-border transactions reflect monetary claims on borrowers domiciled in foreign countries and primarily include cash deposited with foreign banks and receivables from residents of a foreign country, reduced by amounts funded in the same currency and recorded in the same jurisdiction. At December 31, 2017, cross-border transactions with borrowers in the Marshall Islands totaled $502 million, or 1.0% of total assets. No other country had cross border claims. At December 31, 2016, amounts in excess of 0.75% were in the Marshall Islands ($667 million / 1.0%) and France ($1.1 billion / 1.7%). At December 31, 2015, amounts in excess of 0.75% were in Canada ($970 million / 1.4%), United Kingdom ($904 million / 1.3%), Marshall Islands ($812 million / 1.2%) and China ($678 million / 1.0%).

Industry Concentrations

The following table represents loans and leases by industry of obligor:

Commercial Loans and Leases by Obligor — Industry (dollars in millions)

	December 31, 2017		December 31, 2016		December 31, 2015
Real Estate	$5,224.8	16.5%	$4,988.5	16.1%	$4,895.4	15.0%
Manufacturing(1)	4,729.8	14.9%	4,478.7	14.4%	4,889.1	15.0%
Retail(2)	2,531.2	8.0%	2,296.3	7.4%	2,470.7	7.6%
Wholesale	2,343.7	7.4%	2,178.2	7.0%	2,181.5	6.7%
Energy and utilities	2,253.3	7.1%	2,224.4	7.2%	2,084.1	6.4%
Rail	1,916.7	6.1%	2,088.5	6.7%	1,742.2	5.4%
Business Services	1,559.0	4.9%	1,424.0	4.6%	1,794.0	5.5%
Service industries	1,464.5	4.6%	1,533.7	4.9%	1,609.0	5.0%
Healthcare	1,458.0	4.6%	1,325.3	4.3%	1,219.2	3.8%
Oil and gas extraction / services	1,437.6	4.5%	1,516.7	4.9%	1,825.9	5.6%
Maritime	1,341.8	4.2%	1,660.2	5.4%	1,832.5	5.6%
Finance and insurance	1,183.8	3.7%	698.6	2.3%	926.6	2.9%
Transportation	810.7	2.6%	809.5	2.6%	982.6	3.0%
Other (no industry greater than 2%)	3,459.3	10.9%	3,802.0	12.2%	4,070.0	12.5%
Total	$31,714.2	100.0%	$31,024.6	100.0%	$32,522.8	100.0%
(1) At December 31, 2017, includes manufacturers of chemicals, including pharmaceuticals (4.6%), petroleum and coal, including refining (2.4%), food (1.4%) and stone, clay, glass and concrete (1.3%).
(2) At December 31, 2017 includes retailers of general merchandise (2.9%), food and beverage (1.7%) and miscellaneous (1.1%).

Item 7: Management's Discussion and Analysis

63 CIT ANNUAL REPORT 2017

Operating Lease Equipment — Rail

At December 31, 2017 our total operating lease fleet consisted of approximately 132,000 railcars, of which about 117,000 relate to the North American fleet. The following table reflects the proportion of railcars by type. Railcar types include covered hopper cars used to ship grain and agriculture products, plastic pellets, sand, and cement; tank cars for energy products and chemicals; gondolas for coal, steel coil and mill service products; open hopper cars for coal and aggregates; boxcars for paper and auto parts, and centerbeams and flatcars for lumber. Approximately 25,000 leased rail assets are scheduled to expire in 2018. We also have commitments to purchase approximately 1,550 railcars, primarily freight cars, as disclosed in Item 8. Financial Statements and Supplementary Data, Note 21 — Commitments.

	Approximate Percentage of Railcars to Respective Portfolios
Railcar Type	Total Owned Fleet (%)	North American Fleet (%)
Covered Hoppers	37	40
Tank Cars	29	27
Mill/Coil Gondolas	11	10
Coal	8	9
Boxcars	6	7
Flatcars	4	1
Locomotives	0.3	0.3
Other	5	6
Total	100	100

The Rail division included approximately 37,000 tank cars. The North American fleet has approximately 24,000 tank cars used in the transport of crude oil, ethanol and other flammable liquids (collectively, "Flammable Liquids"). Of the 24,000 flammable liquids tank cars, approximately 15,000 tank cars are leased directly to railroads and other diversified shippers for the transportation of crude by rail. The North America fleet also contains approximately 9,000 sand cars (covered hoppers) leased to customers to support crude oil and natural gas production.

On May 1, 2015, the U.S. Pipeline and Hazardous Materials Safety Administration ("PHMSA") and Transport Canada ("TC") each released their final rules (the "Final Rules"), which were generally aligned in recognition that many railcars are used in both countries. The Final U.S. Rules applied to all High Hazard Flammable Trains ("HHFT"), which is defined as trains with a continuous block of 20 or more tank cars loaded with a flammable liquid or 35 or more tank cars loaded with a flammable liquid dispersed through a train. The Final U.S. Rules (i) established enhanced DOT Specification 117 design and performance criteria applicable to tank cars constructed after October 1, 2015, for use in an HHFT and (ii) required retrofitting existing tank cars in accordance with DOT-prescribed retrofit design or performance standard for use in a HHFT. The retrofit timeline was based on two risk factors, the packing group of the flammable liquid and the differing types of DOT-111 and CPC-1232 tank cars. The Final U.S. Rules also established new braking standards, requiring HHFTs to have in place a functioning two-way end-of-train device or a distributive power braking system. In addition, the Final U.S. Rules established speed restrictions for HHFTs, established standards for rail routing analysis, required improved information sharing with state and local officials, and required more accurate classification of unrefined petroleum-based products, including developing and carrying out sampling and testing programs.

On December 4, 2015, the Fixing America's Surface Transportation Act ("FAST Act") was signed into law, which, among other things, modified certain aspects of the Final U.S. Rules for transportation of flammable liquids. The FAST Act requires certain new tank cars to be equipped with "thermal blankets", mandates all legacy DOT-111 tank cars in flammable liquids service, not only those used in an HHFT, to be upgraded to the new retrofit standard, and sets minimum requirements for the protection of certain valves. Further, it requires reporting on the industry-wide progress and capacity to modify DOT-111 tank cars. Finally, the FAST Act required an independent evaluation to investigate braking technology requirements for the movement of trains carrying certain hazardous materials, and it requires the Secretary of Transportation to determine whether electronically-controlled pneumatic ("ECP") braking system requirements, as imposed by the Final U.S. Rules, are justified. On December 13, 2017 the Department of Transportation (DOT) announced that after careful review they determined that the Final Rule’s ECP brake requirements related to HHFT’s are not economically justified.  As a result of this determination, PHMSA will initiate a rulemaking to rescind the necessary regulatory provisions and will no longer require ECP brakes on HHFT’s. The FAST Act provides clarity on retrofit requirements but will not have a material impact on our original plans to retrofit our fleet.

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

CIT ANNUAL REPORT 2017 64

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer loans, including PCI loans. PCI loans are discussed in more detail in Note 3 — Loans in Item 8. Financial Statements and Supplementary Data.

Consumer Loans (dollars in millions)

	December 31, 2017		December 31, 2016		December 31, 2015
	Net Investment	% of Total	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$5,390.3	84.2%	$5,501.6	82.9%	$5,654.4	81.9%
Reverse mortgage	861.0	13.4%	891.8	13.5%	917.4	13.3%
Home Equity Lines of Credit	149.6	2.4%	237.1	3.6%	325.7	4.7%
Other consumer	0.8	—%	2.9	—%	7.8	0.1%
Total loans	$6,401.7	100.0%	$6,633.4	100.0%	$6,905.3	100.0%

For consumer, the Company monitors credit risk based on indicators such as delinquencies and LTV. We monitor trending of delinquency rates, as well as non-performing trends for home equity loans and residential real estate loans.

LTV refers to the ratio comparing the loan's unpaid principal balance to the property's collateral value. We update the property values of real estate collateral if events require current information and calculate current LTV ratios. We examine LTV migration and stratify LTV into categories to monitor the risk in the loan classes.

See Note 3 — Loans in Item 8. Financial Statements and Supplementary Data for information on LTV ratios.

Loan concentrations may exist when borrowers could be similarly impacted by economic or other conditions. The following table summarizes the carrying value of consumer loans, with concentrations in the top five states based upon property address by geographical regions as of December 31, 2017, December 31, 2016 and December 31, 2015:

Consumer Loans Geographic Concentrations (dollars in millions)

	December 31, 2017		December 31, 2016		December 31, 2015
	Net Investment	% of Total	Net Investment	% of Total	Net Investment	% of Total
California	$4,230.7	66.1%	$4,217.0	63.6%	$4,264.7	61.8%
New York	479.8	7.5%	524.0	7.9%	565.9	8.2%
Florida	250.6	3.9%	282.7	4.3%	318.9	4.6%
New Jersey	133.0	2.1%	159.4	2.4%	171.4	2.5%
Maryland	122.4	1.9%	137.7	2.1%	149.0	2.2%
Other States and Territories(1)	1,185.2	18.5%	1,312.6	19.7%	1,435.4	20.7%
	$6,401.7	100.0%	$6,633.4	100.0%	$6,905.3	100.0%
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

Cash

Cash totaled $1.7 billion at December 31, 2017, compared to $6.4 billion and $7.7 billion at December 31, 2016 and 2015, respectively. The lower cash balance reflected the early retirement of unsecured debt, repurchases of CIT common stock, purchases of investment securities, which are an alternative source of liquidity, and purchase of BOLI. The decline in 2016 compared to 2015 reflects our 2016 business strategy, as we redeployed cash at CIT Bank into higher-yielding "High Quality Liquid Assets." Of the total cash at December 31, 2017, $0.3 billion was held by foreign subsidiaries.

Investment Securities

Investment securities consist primarily of fixed income debt securities. Investment securities increased by $2.0 billion during 2017 to $6.5 billion, as we continue to deploy cash and grow the investment portfolio. In addition, we have an investment of $150 million in securities purchased under agreement to resell ("repo agreements"). See Note 1 — Business and Summary of Significant Accounting Policies for policies covering investment securities and repo agreements, and Note 7 - Investment Securities in Item 8. Financial Statements and Supplementary Data.

Liquidity Regulation

The Basel III Final Rule requires banks and BHCs to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of

Item 7: Management's Discussion and Analysis

65 CIT ANNUAL REPORT 2017

unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario. Beginning January 1, 2017, the minimum requirement was 100%. At December 31, 2017, our modified LCR was above 100% at both the Bank and on a consolidated basis.

Credit Facilities

In February 2018, the Company's existing revolving credit facility was amended. See Note 30 — Subsequent Events. The following information was in effect at December 31, 2017.

As of December 31, 2017, we maintained additional liquidity sources in the form of:

•	A multi-year committed Revolving Credit Facility that has a total commitment of $750 million, of which approximately $695 million was available to be drawn; and

•
Committed securitization facilities and secured bank lines totaled $2.1 billion, of which $960 million was unused, provided that eligible assets are available that can be funded through these facilities.

Funding Sources

Funding sources consist of deposits and borrowings. As we execute on our strategic initiatives, we continued to increase the proportion of deposits in our funding mix. During 2017, we either repaid or redeemed $6.9 billion of unsecured borrowings. See Note 10 — Borrowings in Item 8. Consolidated Financial Statements. As such, the amount of deposits to total funding increased to 77% from 68% at December 31, 2016. Unsecured borrowings decreased to 10% from 23% at December 31, 2016, while secured borrowings totaled 13% and 9%, respectively.

See Net Finance Revenue section for a tabular presentation of our average funding mix.

Deposits

CIT offers its deposits through various channels. The period end balances are as follows:

Deposits by Channel(1) at December 31 (dollars in millions)
	2017		2016
	Total	Percent of Total	Total	Percent of Total
Online	$11,756.6	40%	$10,272.4	32%
Branch	11,665.2	39%	12,269.7	38%
Brokered	3,618.3	12%	5,807.4	18%
Commercial	2,529.2	9%	3,954.8	12%
Total	$29,569.3	100%	$32,304.3	100%
(1) The December 31, 2016 presentation was updated to conform to the current period presentation, which aligns with our management view of the deposit channels.

The following table details our ending deposit balances by type:

Deposits at December 31 (dollars in millions)

	2017		2016
	Total	Percent of Total	Total	Percent of Total
Checking and Savings:
Non-interest bearing checking	$1,352.0	5%	$1,255.6	4%
Interest bearing checking	2,653.3	9%	3,251.8	10%
Money market	5,075.5	17%	6,593.3	20%
Savings	5,986.7	20%	4,303.0	13%
Certificates of Deposits	14,343.8	49%	16,729.0	52%
Other	158.0	—%	171.6	1%
Total	$29,569.3	100.0%	$32,304.3	100%

CIT Bank, N.A. offers a full suite of deposit offerings to its commercial and consumer customers through a network of 70 branches in Southern California and a national online platform. Increasing the proportion of deposit funding and improving deposit mix are key areas of focus for CIT. Deposits declined during the year, as growth in the online channel was more than offset by declines in higher-cost deposits as we redeemed brokered deposits, and higher beta deposits in the commercial channel. During 2017, we shifted the mix of our deposits, as the decline in longer duration time deposits and higher cost brokered deposits, as well as a reduction of certain commercial deposits was partially offset by an increase in High Yield Savings Accounts. Beginning in late 2016, there have been increases in the short-term interest rates and a shift in deposit mix. As such, the weighted average rate of deposits was 1.20% for the year ended December 31, 2017, compared to 1.21% for 2016. See Net Finance Revenue section for further discussion on average balances and rates. As of December 31, 2017 and 2016, the weighted average remaining number of days to maturity was 552 days and 641 days, respectively.

CIT ANNUAL REPORT 2017 66

Borrowings

Borrowings consist of senior unsecured notes and secured borrowings (structured financings and FHLB advances), which had a carrying value of $9.0 billion in aggregate at December 31, 2017, down from $14.9 billion at December 31, 2016 and $16.4 billion at December 31, 2015. The decline during 2017 reflects the redemptions of unsecured borrowings. The decline in 2016 primarily related to payments on and redemptions of structured financings and a reduction in FHLB Advances from 2015 year end. The weighted average coupon rate of borrowings at December 31, 2017 was 3.30%, compared to 4.20% and 3.93% at December 31, 2016 and 2015, respectively. The decrease compared to 2016 was due to the unsecured debt redemptions. The 2016 increase in the weighted average coupon rate compared to 2015 reflected the repayment of lower cost secured borrowings.

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

See Note 10 — Borrowings in Item 8. Financial Statements and Supplementary Data for further detail on borrowings.

Unsecured Borrowings

Revolving Credit Facility

In February 2018, the Company's existing revolving credit facility was amended. See Note 30 — Subsequent Events. The following information was in effect at December 31, 2017.

There were no borrowings outstanding under the Revolving Credit Facility, which had a total commitment of $750 million at December 31, 2017, and the amount available to draw upon was $695 million, with the remaining amount of $55 million being utilized for issuance of letters of credit.

The applicable margin charged under the facility, covenant and guarantor information and amendments made to the facility in connection with the consummation of the Commercial Air Sale is disclosed in Note 10 — Borrowings in Item 8. Financial Statements and Supplementary Data. As of December 31, 2017, the Company was in compliance with the minimum guarantor asset coverage ratio and the minimum Tier 1 Capital requirement.

Senior Unsecured Borrowings

At December 31, 2017, senior unsecured borrowings outstanding totaled $3.7 billion and the weighted average coupon rate was 4.81%, down from $10.6 billion and 5.03%, as of December 31, 2016. The reduction in outstanding balance related to the tender for and repayment of approximately $6.9 billion of unsecured borrowings in 2017, which had an average coupon rate of 5.15%.

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

FHLB Advances

CIT Bank is a member of the FHLB of San Francisco and may borrow under a line of credit that is secured by pledged collateral. CIT Bank makes decisions regarding utilization of advances based upon a number of factors including available collateral, liquidity needs, cost of funds and alternative sources of funding.

FHLB Balances at December 31 (dollars in millions)

	2017	2016
Total borrowing capacity	$5,217.8	$5,462.4
Less:
Advances	(3,695.5)	(2,410.8)
Letters of credit	(87.8)	(758.3)
Available capacity	$1,434.5	$2,293.3
Weighted average rate	1.56%	1.18%
Pledged assets(1)	$6,154.1	$6,389.7
(1) For purposes of this table the term “Pledged Assets” means the assets required under the collateral maintenance requirement in connection with FHLB advances at each of the dates.

FHLB Advances and pledged assets are also discussed in Note 10 — Borrowings in Item 8. Financial Statements and Supplementary Data.

Item 7: Management's Discussion and Analysis

67 CIT ANNUAL REPORT 2017

Structured Financings

Structured Financings totaled approximately $1.5 billion at December 31, 2017, compared to $1.9 billion and $2.6 billion at December 31, 2016 and 2015, respectively. The decreases reflect net repayments. The weighted average coupon rate of structured financings at December 31, 2017 was 3.75%, up from 3.39% and 3.11% at December 31, 2016 and 2015, respectively.

Structured financings in CIT Bank totaled $0.1 billion, $0.2 billion and $0.8 billion at December 31, 2017, 2016 and 2015, respectively, which were secured by $0.1 billion, $0.3 billion and $1.1 billion of pledged assets at December 31, 2017, 2016 and 2015, respectively. Non-bank structured financings were $1.4 billion, $1.7 billion and $1.8 billion at December 31, 2017, 2016 and 2015, respectively, and were secured by assets of $4.0 billion, $3.8 billion and $3.5 billion, at December 31, 2017, 2016 and 2015, respectively.

See Note 10 — Borrowings in Item 8. Financial Statements and Supplementary Data for a table displaying our consolidated secured financings and pledged assets.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight, borrowings. The borrowing capacity is determined by the FRB based on the collateral pledged.

There were no outstanding borrowings with the FRB Discount Window as of December 31, 2017, 2016 and 2015. See Note 10 — Borrowings in Item 8. Financial Statements and Supplementary Data for balances pledged, including amounts to the FRB.

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

CIT and CIT Bank, N.A. debt ratings, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and DBRS Inc. (“DBRS”) are presented in the following table:

Ratings
	S&P	Fitch	Moody’s	DBRS
Last Credit Update	12/18/17	1/10/18	10/25/17	12/18/2017
CIT Group Inc.
Issuer / Counterparty Credit Rating	BB+	BB+	N/A	BB (High)
Revolving Credit Facility Rating	N/A	BB+	Ba2	BBB (Low)
Series C Notes / Senior Unsecured Debt Rating	BB+	BB+	Ba2	BB (High)
Non-Cumulative Perpetual Preferred Stock	B+	B	B1	B (High)
Outlook	Stable	Stable	Stable	Stable
CIT Bank, N.A.
Deposit Rating (LT/ST)	N/A	BBB-/F3	Baa2/P-2	BBB (Low)/ R-2 (Mid)
Issuer Senior Unsecured Debt	BBB-	BB+	Ba2	BBB (Low)
Outlook	Stable	Stable	Stable	Stable
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

CIT ANNUAL REPORT 2017 68

Contractual Payments and Commitments

Payments for the Years Ended December 31(1) (dollars in millions)

	Total	2018	2019	2020	2021	2022+
Structured financings(2)	$1,548.9	$226.3	$770.7	$70.5	$63.4	$418.0
FHLB advances	3,695.5	1,400.0	1,145.5	1,150.0	—	—
Senior unsecured notes	3,770.0	—	1,383.0	435.6	—	1,951.4
Total Long-term borrowings	9,014.4	1,626.3	3,299.2	1,656.1	63.4	2,369.4
Deposits	29,565.0	23,053.7	3,069.7	1,619.8	633.2	1,188.6
Credit balances of factoring clients	1,468.6	1,468.6	—	—	—	—
Lease rental expense	249.8	47.5	46.0	40.1	29.6	86.6
Total contractual payments	$40,297.8	$26,196.1	$6,414.9	$3,316.0	$726.2	$3,644.6

(1)	Projected payments of debt interest expense and obligations relating to postretirement programs are excluded.

(2)	Includes non-recourse secured borrowings, which are generally repaid in conjunction with the pledged receivable maturities.

Commitment Expiration by Years Ended December 31 (dollars in millions)

	Total	2018	2019	2020	2021	2022+
Financing commitments	$6,264.5	$1,594.9	$969.8	$1,275.8	$1,127.1	$1,296.9
Rail and other purchase commitments	196.1	187.8	8.3	—	—	—
Letters of credit	227.5	35.4	42.7	21.3	63.5	64.6
Deferred purchase agreements	2,068.1	2,068.1	—	—	—	—
Guarantees, acceptances and other recourse obligations	2.1	2.1	—	—	—	—
Liabilities for unrecognized tax benefits (1)	13.5	1.0	12.5	—	—	—
Total contractual commitments	$8,771.8	$3,889.3	$1,033.3	$1,297.1	$1,190.6	$1,361.5

(1)	The balance for 2019 reflects the remaining balance, which cannot be estimated further.

Financing commitments increased from $6.0 billion at December 31, 2016, to $6.3 billion at December 31, 2017. Financing commitments include commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $881 million at December 31, 2017. Also included are Business Capital credit line agreements, with an amount available of $190 million, net of the amount of receivables assigned to us. These are cancellable by CIT only after a notice period.

At December 31, 2017, substantially all our undrawn financing commitments were senior facilities, with approximately 84% secured by commercial equipment or other assets and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance division of Commercial Banking. The top ten undrawn commitments totaled $548 million at December 31, 2017. The table above includes approximately $1.6 billion of undrawn financing commitments at December 31, 2017 for instances where the customer is not in compliance with contractual obligations or does not have adequate collateral to borrow against the unused facility, and therefore CIT does not have the contractual obligation to lend under such financing commitments.

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

CIT is subject to enhanced prudential standards under the Dodd-Frank Act. Among other requirements, CIT is subject to capital planning and stress testing requirements under the FRB’s Regulation Y and Regulation YY, which requires CIT to submit an annual capital plan and demonstrate that it can meet minimum capital requirements over a nine quarter planning horizon under multiple stress scenarios.

CIT submitted its capital plan to the FRB on April 5, 2017 and on June 28, 2017, received a non-objection to the plan, which included a quarterly cash dividend of up to $0.16 per share and common stock repurchases of up to $225 million for the four

Item 7: Management's Discussion and Analysis

69 CIT ANNUAL REPORT 2017

quarters ending June 30, 2018, including up to $25 million of common share repurchases to offset dilution from issuances pursuant to CIT's employee stock plans. Further, in February 2018, CIT received a non-objection to its amended capital plan, as described in Note 30 - Subsequent Events.

CIT's capital management is discussed further in the "Regulation" section of Item 1. Business Overview with respect to capital and regulatory matters, including "Capital Requirements" and "Stress Test and Capital Plan Requirements".

Return of Capital

In 2017, CIT repurchased an aggregate of $3.4 billion of common shares through a combination of an equity tender offer, open market repurchases of shares ("OMR") and an accelerated share repurchase program ("ASR"). The equity tender resulted in the Company repurchasing approximately 57.3 million common shares at a purchase price of $48.00 per share (total of approximately $2.75 billion). The OMRs resulted in the repurchase of 3.6 million common shares at an average price of $45.27 per share in 2017. Under the terms of the ASR, CIT paid to the dealer $512 million in exchange for the initial delivery of approximately 9.3 million common shares and an additional 1.4 million common shares upon settlement at an overall average price of $47.82 per share.

Remaining repurchases that can be executed by the end of the first half of 2018 under current authorizations is discussed in Note 30 - Subsequent Events.

CIT paid a total of $113.7 million in dividends on our common and preferred stock. Our 2017 common stock dividends were as follows:

2017 Dividends

Declaration Date	Payment Date	Per Share Dividend
January	February 24, 2017	$0.15
April	May 26, 2017	$0.15
July	August 25, 2017	$0.15
October	November 24, 2017	$0.16

On October 16, 2017, the Board of Directors declared a semi-annual preferred cash dividend of $30.29 per preferred share on outstanding preferred stock, which was paid on December 15, 2017. See discussion below under Capital Issuance on preferred stock issuance in 2017.

Capital returned during the year ended December 31, 2016 totaled $123 million, reflecting dividend payments. Capital returned during 2015 totaled $647 million, including repurchases of approximately $532 million of our common stock and $115 million in dividends.

Capital Issuance

On May 31, 2017, CIT Group Inc. issued $325 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”). The shares pay at a perpetual dividend rate (non-cumulative) per annum equal to 5.80% from the original issue date to, but excluding, June 15, 2022. Thereafter, the shares pay at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 3.972% per annum. Dividends are paid semi-annually in arrears on June 15 and December 15, beginning on December 15, 2017 and ending on June 15, 2022. Thereafter, dividends will be paid quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The Issuer may redeem the Preferred Stock at its option, at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends, without regard to any undeclared dividends, (i) in whole or in part, from time to time, on any dividend payment date on or after June 15, 2022, or (ii) in whole, but not in part, within 90 days following the occurrence of a “regulatory capital treatment event”. Net proceeds were $318.0 million.

In connection with the OneWest Transaction, on August 3, 2015, CIT paid approximately $3.4 billion as consideration, which included 30.9 million shares of CIT Group common stock that was valued at approximately $1.5 billion at the time of closing. There were no other common stock issuances in 2017, 2016 or 2015, except for shares issued for compensation plans.

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. The regulatory capital guidelines applicable to the Company are based on the Basel III Final Rule.

CIT ANNUAL REPORT 2017 70

Capital Components, Risk-Weighted Assets, and Capital Ratios (dollars in millions, except ratios)

	December 31, 2017		December 31, 2016
Common Equity Tier 1 (CET1) Capital	Transition Basis	Fully Phased-in Basis	Transition Basis	Fully Phased-in Basis
Total common stockholders’ equity (1)	$6,995.0	$6,995.0	$10,002.7	$10,002.7
Effect of certain items in accumulated other comprehensive loss excluded from CET1 Capital and qualifying noncontrolling interests	77.4	77.4	79.1	79.1
Adjusted total equity	7,072.4	7,072.4	10,081.8	10,081.8
Less: Goodwill, net associated deferred tax liabilities (DTLs)(2)	(436.0)	(436.0)	(733.1)	(733.1)
Less: Deferred tax assets (DTAs) arising from net operating loss and tax credit carryforwards	(83.3)	(104.2)	(213.7)	(213.7)
Less: Intangible assets, net of associated DTLs(2)	(73.3)	(91.5)	(68.3)	(113.8)
Less: Other CET1 Capital deductions (3)	—	—	(7.8)	(17.5)
Total CET1 Capital	6,479.8	6,440.7	9,058.9	9,003.7
Additional Tier 1 Capital
Preferred Stock	325.0	325.0	—	—
Less: Other Additional Tier 1 Capital deductions (4)	(29.4)	(8.6)	—	—
Total Additional Tier 1 Capital	295.6	316.4	—	—
Total Tier 1 Capital	6,775.4	6,757.1	9,058.9	9,003.7
Tier 2 Capital
Qualifying allowance for credit losses and other reserves (5)	475.6	475.6	476.3	476.3
Total Capital	$7,251.0	$7,232.7	$9,535.2	$9,480.0
Risk-Weighted Assets	$44,537.7	$44,687.1	$64,586.3	$65,068.2
CIT Ratios
CET1 Capital Ratio	14.5%	14.4%	14.0%	13.8%
Tier 1 Capital Ratio	15.2%	15.1%	14.0%	13.8%
Total Capital Ratio	16.3%	16.2%	14.8%	14.6%
Tier 1 Leverage Ratio	13.8%	13.8%	13.9%	13.9%
CIT Bank, N.A. Ratios
CET1 Capital Ratio	13.8%	13.7%	13.4%	13.2%
Tier 1 Capital Ratio	13.8%	13.7%	13.4%	13.2%
Total Capital Ratio	15.0%	15.0%	14.7%	14.4%
Tier 1 Leverage Ratio	11.8%	11.8%	10.9%	10.8%
(1) See Consolidated Balance Sheets for the components of Total common stockholders' equity.
(2) Goodwill and disallowed intangible assets deductions also reflect the portion included within assets of discontinued operations.
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
(5) "Other reserves" represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets at December 31 (dollars in millions)

	2017	2016	2015
Balance sheet assets	$49,278.7	$64,170.2	$67,391.9
Risk weighting adjustments to balance sheet assets	(10,230.4)	(13,241.6)	(13,724.7)
Off-Balance sheet items	5,489.4	13,657.7	15,885.1
Risk-weighted assets	$44,537.7	$64,586.3	$69,552.3

The 2017 off-balance sheet items primarily reflect $2.8 billion of unused lines of credit (largely related to the Commercial Finance and Real Estate Finance divisions), $2.1 billion of deferred purchase agreements (related to the Business Capital division), and $0.6 billion of other items. The risk-weighted assets for off-balance sheet items as of December 31, 2017 decreased from December 31, 2016 mainly due to the sale of the Commercial Air business, which had purchase commitments of $8.7 billion at December 31, 2016.

See Note 21 — Commitments in Item 8. Financial Statements and Supplementary Data for further detail on commitments.

Item 7: Management's Discussion and Analysis

71 CIT ANNUAL REPORT 2017

Tangible Book Value and Tangible Book Value per Share(1)

A reconciliation of CIT's total common stockholders' equity to tangible book value, a non-GAAP measure, follows:

Tangible Book Value and per Share Amounts at December 31 (dollars in millions, except per share amounts)

	2017	2016	2015
Total common stockholders' equity	$6,995.0	$10,002.7	$10,944.7
Less: Goodwill	(369.9)	(685.4)	(1,063.2)
Intangible assets	(113.0)	(140.7)	(166.1)
Tangible book value	$6,512.1	$9,176.6	$9,715.4
Book value per share	$53.25	$49.50	$54.45
Tangible book value per share	$49.58	$45.41	$48.33

(1)	Tangible book value and tangible book value per share are non-GAAP measures.

Book value ("BV") and Tangible book value ("TBV") decreased from December 31, 2016, primarily reflecting the capital actions completed in 2017. BV and TBV per share increased as a result the repurchases of approximately 71.6 million common shares being repurchased in 2017.

CIT BANK, N.A.

Total assets for the Bank were down compared to December 31, 2016. Total loans and leases were down 1.2%, as growth from new business volume was offset by portfolio runoff, collections and sales. Loans were down 3.0% from December 31, 2016, reflecting reductions in the LCM portfolio as the portfolio continues to run off and the reverse mortgage portfolio ($861 million) was classified as AHFS as part of the Financial Freedom Transaction. These reductions were offset by increases in the Consumer Lending portfolio as well as a slight increase in the Business Capital Portfolio within Commercial Banking. Operating lease equipment was up 5.3% from December 31, 2016, attributable to higher balances in Rail and Business Capital. The portfolio of operating lease equipment of $3.8 billion is comprised mostly of railcars. AHFS increased 26% from December 31, 2016 mainly due to the addition of the reverse mortgage portfolio which was partially offset by sales in Business Air as well as other decreases within the Commercial Finance portfolio.

Cash and investment securities totaled $7.4 billion at December 31, 2017, down $1.3 billion from December 31, 2016. The decrease in cash was primarily used to increase the investment securities ($2.4 billion) and for purchase of BOLI ($0.8 billion). Investments increased to $6.5 billion from $4.0 billion at December 31, 2016. The investment securities are mostly mortgage-backed and federal agency securities. As part of our business strategy, CIT Bank continued to redeploy available cash into higher-yielding “High Quality Liquid Assets.”

Goodwill decreased in 2017 as a result of a $168 million impairment in Commercial Banking, while 2016 included a $319 million impairment in Consumer Banking. Other assets decrease is primarily due to decreases in Indemnification assets to $142.4 million at December 31, 2017 from $341.4 million at December 31, 2016. The decline was primarily due to an agreement reached with the FDIC during 2017 to release approximately $77 million for covered servicing-related obligations related to Fannie Mae serviced reverse mortgage loans pursuant to the loss share agreement between CIT Bank and the FDIC related to the acquisition by OneWest Bank. In addition, the carrying value of the loan indemnification decreased by $110 million from December 31, 2016 which was comprised of $53 million in claim submissions filed with the FDIC and $56 million in other (yield and provision for credit losses adjustments).

CIT Bank deposits decreased from December 31, 2016. See discussion of deposits in "Funding and Liquidity" section.

FHLB advances provide a consistent source of both available and contingent funding for the Bank, which is a member of the FHLB of San Francisco. Borrowings increased from December 31, 2016, reflecting advances of $1.3 billion during the past year.

The Bank’s capital and leverage ratios are included in the tables that follow and remained well above required levels. CIT Bank reports regulatory capital ratios in accordance with the Basel III Final Rule and determines risk weighted assets under the Standardized Approach.

CIT ANNUAL REPORT 2017 72

The following presents condensed financial information for CIT Bank, N.A.

Condensed Balance Sheets (dollars in millions)

	At December 31,
	2017	2016	2015
ASSETS:
Cash and deposits with banks	$961.8	$4,647.2	$6,073.5
Investment securities	6,455.9	4,035.6	2,577.4
Assets held for sale	1,170.5	927.3	444.2
Loans	26,427.9	27,246.2	29,346.6
Allowance for loan losses	(403.5)	(406.6)	(337.5)
Operating lease equipment, net	3,765.5	3,575.8	2,777.8
Bank owned life insurance	788.6	—	—
Goodwill	323.1	490.9	830.8
Other assets	939.7	1,266.0	1,582.7
Assets of discontinued operations	317.1	448.1	500.5
Total Assets	$40,746.6	$42,230.5	$43,796.0
LIABILITIES AND EQUITY:
Deposits, including $475.8, $15.4 and $71.8 deposits of affiliates at December 31, 2017, 2016 and 2015, respectively	$30,048.8	$32,324.5	$32,854.0
FHLB advances	3,695.5	2,410.8	3,117.6
Borrowings	473.5	241.4	798.3
Other liabilities	906.8	1,130.2	738.9
Liabilities of discontinued operations	500.5	935.8	696.2
Total Liabilities	35,625.1	37,042.7	38,205.0
Total Equity	5,121.5	5,187.8	5,591.0
Total Liabilities and Equity	$40,746.6	$42,230.5	$43,796.0

Capital Ratios*

	At December 31,
	2017	2016	2015
Common Equity Tier 1 Capital	13.7%	13.2%	12.6%
Tier 1 Capital Ratio	13.7%	13.2%	12.6%
Total Capital Ratio	15.0%	14.4%	13.6%
Tier 1 Leverage ratio	11.8%	10.8%	10.7%

*	The capital ratios presented above are reflective of the fully-phased in Basel III approach.

Loans and Leases by Segment (dollars in millions)

	At December 31,
	2017	2016	2015
Commercial Banking
Commercial Finance	$10,203.5	$10,753.3	$13,067.0
Real Estate Finance	5,590.2	5,566.6	5,368.5
Business Capital	5,429.9	5,146.9	4,692.1
Rail	3,320.1	3,240.7	2,209.6
Total	24,543.7	$24,707.5	$25,337.2
Consumer Banking
Legacy Consumer Mortgages	4,192.1	4,862.7	5,468.4
Other Consumer Banking	2,628.1	2,179.1	1,763.0
Total	6,820.2	7,041.8	7,231.4
Total loans and leases	$31,363.9	$31,749.3	$32,568.6

Item 7: Management's Discussion and Analysis

73 CIT ANNUAL REPORT 2017

Condensed Statements of Operations (dollars in millions)

	At December 31,
	2017	2016	2015
Interest and fees on loans	$1,549.1	$1,666.7	$1,156.0
Other Interest and dividends	181.8	121.2	58.1
Interest income	1,730.9	1,787.9	1,214.1
Interest on deposits	373.3	394.8	323.5
Interest on borrowings	45.6	39.7	32.5
Interest expense on deposits and debt with affiliated companies	19.2	4.8	2.7
Interest expense	438.1	439.3	358.7
Net interest revenue	1,292.8	1,348.6	855.4
Provision for credit losses	101.6	199.0	164.1
Net interest revenue, after credit provision	1,191.2	1,149.6	691.3
Rental income on operating leases	443.5	391.9	299.5
Other non-interest income	308.3	309.3	125.0
Total net revenue, net of interest expense and credit provision	1,943.0	1,850.8	1,115.8
Operating expenses	998.7	1,083.6	696.8
Goodwill impairment	167.8	319.4	—
Depreciation on operating lease equipment	201.2	161.1	123.3
Maintenance and other operating lease expenses	28.9	22.2	8.1
Loss on debt extinguishment and deposit redemption	1.2	10.6	—
Income before provision for income taxes	545.2	253.9	287.6
Provision for income taxes	234.1	203.8	87.0
Income from continuing operations	311.1	50.1	200.6
Loss from discontinued operations, net of taxes	(7.7)	(210.2)	(10.4)
Net income (loss)	$303.4	$(160.1)	$190.2
New business volume — funded	$9,414.0	$9,065.5	$9,016.0

The Bank’s results for 2017 reflect our continued effort to achieve our long term strategy. The Bank’s results for 2017 and 2016 include a full year of activity related to the acquisition of OneWest Bank compared to only five months for 2015. Therefore, comparisons to 2015 are limited. Compared to the prior year, income from continuing operations increased, reflecting lower credit costs and operating expenses. Results for 2017 and 2016 also included goodwill impairment charges of $168 million and $319 million respectively. The losses on discontinued operations are discussed below.

Interest income decreased from the prior year due to lower PAA accretion in Commercial Finance, Real Estate Finance and the LCM portfolios. This decrease was slightly offset by an increase in income related to the increase in investment securities which were up $2.4 billion from December 2016. See discussion of Net Finance Revenue below.

Other non-interest income was essentially flat year over year despite $20 million in net charges, comprised of $27 million related to impairments on the reverse mortgage related assets as part of the Financial Freedom Transaction, partially offset by $7 million on net gains on reverse mortgage asset sales and payoffs. This was offset by an increase of $29 million related to the change in accounting policy for LIHTC investments from the equity method to the proportional amortization method and $9 million of income related to the purchase of approximately $780 million of BOLI in the second half of 2017. The prior year included a gain of $51 million related to the sale of aircraft to the Bank Holding Company (which eliminates in consolidation) associated with the sale of Commercial Air.

The provision for credit losses for 2017 reflects both lower net charge-offs and lower reserves (general and specific). The decreases in net charge-offs are mainly in Commercial Finance partially offset by $20 million in net charge-offs recorded on the transfer of the reverse mortgage portfolio to held for sale. Reserve decreases were mainly in Commercial Finance and Business Capital with a slight decrease related to LCM. Net charge-offs were 0.39% and 0.47% for 2017 and 2016, respectively.

Operating expenses were down from the prior year, which resulted in an improved efficiency ratio. The decrease is a result of a decrease in professional fees, data processing expenses and other taxes. As a result of these decreases, the net efficiency ratio was 53.7%, compared to 56.7% in the prior year. The current year includes a $168 million goodwill impairment associated with Commercial Banking while the prior year goodwill impairment of $319 million was within the Consumer Banking segment, both of which were recorded in the fourth quarter of each year.

The current year includes a loss from discontinued operations related to Financial Freedom. This loss is significantly lower than the prior year as the current year included a net release of the curtailment reserve of $111 million partially offset by an increase of $40 million in other servicing-related reserves and a $50 million impairment charge related to the mortgage servicing rights liability, as compared to the prior year, which included a net increase in servicing-related reserve of $260 million and a $19 million impairment charge related to the mortgage servicing liability. Discontinued Operations is discussed in an earlier section in the MDA and Note 2 - Discontinued Operations in Item 1. Consolidated Financial Statements.

CIT ANNUAL REPORT 2017 74

Net Finance Revenue (dollars in millions)

	At December 31,
	2017	2016	2015
Interest income	$1,730.9	$1,787.9	$1,214.1
Rental income on operating leases	443.5	391.9	299.5
Finance revenue	2,174.4	2,179.8	1,513.6
Interest expense	438.1	439.3	358.7
Depreciation on operating lease equipment	201.2	161.1	123.3
Maintenance and other operating lease expenses	28.9	22.2	8.1
Net finance revenue ("NFR")	$1,506.2	$1,557.2	$1,023.5
Average Earning Assets ("AEA")	$40,638.3	$41,137.5	$29,627.3
As a % of AEA:
Interest income	4.26%	4.35%	4.10%
Rental income on operating leases	1.09%	0.95%	1.01%
Finance revenue	5.35%	5.30%	5.11%
Interest expense	1.08%	1.07%	1.21%
Depreciation on operating lease equipment	0.50%	0.39%	0.42%
Maintenance and other operating lease expenses	0.07%	0.05%	0.03%
Net finance margin ("NFM")	3.70%	3.79%	3.45%
Since our loans and lease composition includes operating lease equipment (9% of AEA as of December 31, 2017), the Company believes NFM is a more appropriate metric for the Bank, as opposed to net interest margin ("NIM") (a common metric used by other banks), as NIM would not reflect the net revenue from the operating lease portfolio.

Operating leases contributed $213 million to NFR during the current year, compared to $209 million in 2016 and $168 million in 2015.

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

Allowance for Loan Losses — The allowance for loan losses is reviewed for adequacy based on portfolio collateral values and credit quality indicators, including charge-off experience, levels of past due loans and non-performing assets, and evaluation of portfolio diversification and concentration, as well as economic conditions to determine the need for a qualitative adjustment. We review loans periodically to determine the probability of loss, and record charge-offs after considering such factors as delinquencies, the financial condition of obligors, the value of underlying collateral, as well as third party credit enhancements such as guarantees and recourse to manufacturers. This information is reviewed on a quarterly basis with senior management, including the Chief Executive Officer, Chief Risk Officer, Chief Credit Officer, Chief Financial Officer and Controller, among others, as well as the Audit and Risk Management Committees, in order to set the reserve for credit losses.

As of December 31, 2017, the allowance was comprised of non-specific reserves of $386.0 million, specific reserves of $26.0 million and reserves related to PCI loans of $19.1 million. The allowance is sensitive to the risk ratings assigned to loans and leases in our portfolio. Assuming a one level probability of obligor default ("PD") downgrade across the 14 grade internal scale for all non-impaired loans and leases, the allowance would have increased by $244 million to $675 million at December 31, 2017. Assuming a one level loss given default ("LGD") downgrade across the 11 grade internal scale for all non-impaired loans and leases, the allowance would have increased by $140 million to $571 million at December 31, 2017. As a percentage of finance receivables, the allowance would be 2.32% under the hypothetical PD stress scenario and 1.96% under the hypothetical LGD stress scenario, compared to the reported 1.48%.

These sensitivity analyses do not represent management's expectations of the deterioration in risk ratings, or the increases in allowance and loss rates, but are provided as hypothetical scenarios to assess the sensitivity of the allowance for loan losses to changes in key inputs. We believe the risk ratings utilized in the allowance calculations are appropriate and that the probability of the sensitivity scenarios above occurring within a short period of time is remote. The process of determining the level of the allowance for loan losses requires a high degree of judgment. Others given the same information could reach different reasonable conclusions.

See Note 1 — Business and Summary of Significant Accounting Policies for discussion on policies relating to the allowance for loan losses, and Note 4 — Allowance for Loan Losses for segment related data in Item 8. Financial Statements and Supplementary Data and Credit Metrics for further information on the allowance for credit losses.

Item 7: Management's Discussion and Analysis

75 CIT ANNUAL REPORT 2017

Loan Impairment — Loan impairment is measured based upon the difference between the recorded investment in each loan and either the present value of the expected future cash flows discounted at each loan's effective interest rate (the loan's contractual interest rate adjusted for any deferred fees / costs or discount / premium at the date of origination/acquisition) or if a loan is collateral dependent, the collateral's fair value. When foreclosure or impairment is determined to be probable, the measurement will be based on the fair value of the collateral less costs to sell. The determination of impairment involves management's judgment and the use of market and third party estimates regarding collateral values. Valuations of impaired loans and corresponding impairment affect the level of the reserve for credit losses. See Note 1 — Business and Summary of Significant Accounting Policies for discussion on policies relating to the allowance for loan losses, and Note 3 — Loans for further discussion in Item 8. Financial Statements and Supplementary Data.

Lease Residual Values — Operating lease equipment is carried at cost less accumulated depreciation and is depreciated to estimated residual value using the straight-line method over the lease term or estimated useful life of the asset. Direct financing leases are recorded at the aggregated future minimum lease payments plus estimated residual values less unearned finance income. We generally bear greater residual risk in operating lease transactions (versus finance lease transactions) as the duration of an operating lease is shorter relative to the equipment useful life than a finance lease. Management reviews the estimated residual value of a leased property at least annually. If the review results in a lower estimate than had been previously established, we determine whether the decline in estimated residual value is other than temporary. If the decline in estimated residual value is other than temporary, the resulting reduction in the net investment is recognized as a loss in the period in which the estimate is changed, as an increase to depreciation expense for operating lease residual impairment, or as an adjustment to yield for value adjustments on finance leases. Data regarding current equipment values, including appraisals, and historical residual realization experience are among the factors considered in evaluating estimated residual values. As of December 31, 2017, our direct financing lease residual balance was $0.5 billion and our total operating lease equipment balance totaled $6.7 billion.

Realizability of Deferred Tax Assets — The recognition of certain net deferred tax assets of the Company's reporting entities is dependent upon, but not limited to, the future profitability of the reporting entity, when the underlying temporary differences will reverse, and tax planning strategies. Further, Management's judgment regarding the use of estimates and projections is required in assessing our ability to realize the deferred tax assets relating to net operating loss carry forwards ("NOLs") as most of these assets are subject to limited carry-forward periods some of which began to expire in 2016. In addition, the domestic NOLs are subject to annual use limitations under the Internal Revenue Code and certain state laws. Management utilizes historical and projected data in evaluating positive and negative evidence regarding recognition of deferred tax assets. See Note 1 — Business and Summary of Significant Accounting Policies and Note 19 — Income Taxes in Item 8 Financial Statements and Supplementary Data for additional information regarding income taxes.

Goodwill — The consolidated goodwill balance totaled $369.9 million at December 31, 2017, or approximately 0.75% of total assets. CIT acquired OneWest Bank on August 3, 2015, which resulted in the recording of $643 million of goodwill, including the effects of the measurement period adjustments through the end of the measurement period in the third quarter of 2016, of which $319.4 million related to the Consumer Banking segment was impaired in 2016. The determination of estimated fair values requires management to make certain estimates about discount rates, future expected cash flows (that may reflect collateral values), market conditions and other future events that are highly subjective in nature. During 2014, CIT acquired Paris-based NACCO, and Direct Capital, resulting in the addition of $77 million and approximately $170 million of goodwill, respectively. The goodwill associated with NACCO was transferred to held for sale during 2017 ($65 million, including foreign exchange translation adjustments) and therefore is not reflected in the December 31, 2017 balance. The remaining goodwill represented the excess reorganization value over the fair value of tangible and identified intangible assets, net of liabilities, recorded in conjunction with FSA in 2009.

Goodwill is assessed for impairment at least annually, or more often if events or circumstances have changed significantly from the annual test date that would indicate a potential reduction in the fair value of the reporting unit below its carrying value. We performed the goodwill impairment test during the fourth quarter of 2017, utilizing data as of September 30, 2017 to perform the test, at which time CIT's share price was $49.05 and tangible book value ("TBV") per share was $48.58.

Impairment exists when the carrying amount of goodwill exceeds its implied fair value. Companies can also choose to perform qualitative assessments to conclude on whether it is more likely or not that a company's carrying amount including goodwill is greater than its fair value, before applying the quantitative approach. Based on our annual assessment, the Company recorded an impairment in the fourth quarter of 2017 of the Equipment Finance and Commercial Services RUs of $247.0 million and $8.6 million, respectively.

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

RISK MANAGEMENT

CIT is subject to a variety of risks that may arise through the Company's business activities, including the following principal forms of risk:

CIT ANNUAL REPORT 2017 76

•
Credit risk is the risk of loss when a borrower or series of borrowers do not meet their financial obligations to the Company, or their performance weakens and increased reserving is required. Credit risk may arise from lending, leasing, the purchase of accounts receivable in factoring and/or counterparty activities.

•
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

•
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

•	Liquidity risk is the risk that the Company has an inability to maintain adequate cash resources and funding capacity to meet its obligations, including under stress scenarios.

•	Capital risk is the risk that the Company does not have adequate capital to cover its risks and to support its growth and strategic objectives.

•
Strategic risk is the risk of the impact on earnings or capital arising from adverse strategic business decisions, improper implementation of strategic decisions, or lack of responsiveness to changes in the industry, including changes in the financial services industry as well as fundamental changes in the businesses in which our customers and our firm engages.

•
Operational risk is the risk of financial loss, damage to the Company’s reputation, or other adverse impacts resulting from inadequate or failed internal processes and systems, people or external events.

•
Information Technology Risk is the risk of financial loss, damage to the Company’s reputation or other adverse impacts resulting from unauthorized (malicious or accidental) disclosure, modification, or destruction of information, including cyber-crime, unintentional errors and omissions, Information Technology (“IT”) disruptions due to natural or man-made disasters, or failure to exercise due care and diligence in the implementation and operation of an IT system.

•
Compliance Risk is the risk that the Company is not in compliance with applicable laws, regulations, and standards of conduct, which may result in fines, regulatory criticism or business restrictions, or damage to the Company’s reputation.

•
Reputational Risk is the potential that negative publicity, whether true or not, will cause a decline in the value of the Company due to changes in the customer base, costly litigation, foregone opportunities, or other revenue reductions or expense increases.

GOVERNANCE AND SUPERVISION

CIT’s Risk Management Group (“RMG”) has established a Risk Governance Framework that is designed to promote appropriate risk identification, as well as measurement, monitoring, management and control limits. The Risk Governance Framework is focused on:

•	the major risks inherent to CIT's business activities, as defined above;

•	the Enterprise Risk Framework, which includes the policies, procedures, practices and resources used to manage and assess these risks, and the decision-making governance structure that supports it;

•
the Risk Appetite and Risk Tolerance Framework, which defines the level and type of risk CIT is willing to assume in its exposures and business activities, given its business objectives, and sets limits, credit authorities, target performance metrics, underwriting standards and acceptable deal structures used to define and guide the decision-making processes; and

•	management information systems, including data, models, analytics and risk reporting, to enable adequate identification, monitoring and reporting of risks for proactive management.

The Risk Management Committee ("RMC") of the Board oversees the risk management functions that address the major risks inherent in CIT's business activities and the control processes with respect to such risks. The Chief Risk Officer ("CRO") supervises CIT's risk management functions through the RMG, chairs the Enterprise Risk Committee ("ERC"), and reports regularly to the RMC on the status of CIT's risk management program. The ERC provides a forum for structured, cross-functional review, assessment and management of CIT's enterprise-wide risks. Within the RMG, officers with reporting lines to the CRO supervise and manage groups and departments with specific risk management responsibilities.

The Credit Risk Management group manages and approves all credit risk throughout CIT. This group is led by the Chief Credit Officer ("CCO"), and includes the heads of credit for each business, the head of Problem Loan Management ("PLM"), and the head of Credit Administration. The CCO chairs several key governance committees, including the Corporate Credit Committee (“CCC”).
The Enterprise Risk Management (“ERM”) group is responsible for oversight of asset risk, market risk, liquidity risk, capital risk, operational risk, model development, and analytics.
The Model Validation Group reports directly to the CRO, and is responsible for model governance, validation and monitoring.
The Information Security Group reports to the CRO and is responsible for IT Risk, Business Continuity Planning and Disaster Recovery.

Item 7: Management's Discussion and Analysis

77 CIT ANNUAL REPORT 2017

The Policy, Governance and Control Group is responsible for overarching governance and controls within the risk organization with oversight of policy, appraisal and independent enterprise valuations, risk data and reporting.
Credit Review is an independent oversight function that is responsible for performing internal credit-related reviews for the Company as well as the ongoing monitoring, testing, and measurement of credit quality and credit process risk in enterprise-wide lending and leasing activities. Credit Review reports to the RMC and administratively to the CRO.
Compliance is an independent oversight function that is responsible for assisting senior management, the businesses, and the other control functions in the management of compliance risk and promoting business behavior that is consistent with ethical conduct. This group is led by the Chief Compliance Officer, and includes the heads of compliance for each business, the Head of Financial Crimes Compliance, and the Head of Compliance Management Systems. The Chief Compliance Officer chairs the Compliance Committee and reports to the Audit Committee of the Board and administratively to the CRO.
The Audit Committee of the Board oversees financial, legal, compliance, regulatory and audit risk management practices.

CREDIT RISK

Lending and Leasing Risk

The extension of credit through our lending and leasing activities is core to our businesses. As such, CIT’s credit risk management process is centralized in the RMG, reporting into the CRO through the CCO. This group approves the Company’s underwriting standards, new business, extensions of credit and material amendments to existing credits, and is responsible to ensure the portfolio credit grading, and regulatory ratings are correct. Additionally, PLM reports into the CCO. RMG reviews and monitors credit exposures with the goal of identifying, as early as possible, customers and industries that are experiencing declining creditworthiness or financial difficulty. The CCO and CRO evaluate reserves through our ALLL process for performing and non-performing loans, as well as establishing qualitative reserves to cover potential losses, which may be inherent in the portfolio. Once a loan or lease is deemed to be Non-Accrual, we evaluate our collateral and test for asset impairment based upon collateral value and projected cash flows and relevant market data with any impairment in value charged to earnings, via a specific reserve or charge off.
CIT’s portfolio is governed by Risk Tolerance Limits based on individual loan and lease amounts by borrower as well as product, industry and geography. RMG sets or modifies the Underwriting standards as conditions warrant, based on borrower risk, collateral, industry risk, portfolio size and concentrations, credit concentrations and risk of substantial credit loss. Using our underwriting policies, procedures and practices, combined with credit judgment and quantitative tools, we evaluate loans and leases for credit and collateral risk during the credit decision-making process and after the advancement of funds. We set forth our underwriting parameters based on: (1) Target Market Definitions, which delineate risk by market, industry, geography and product, (2) Credit Standards, which detail acceptable structures, credit profiles and risk-adjusted returns, and (3) through our corporate credit policies. We capture and analyze credit risk based on the probability of obligor default (“PD”) and loss given default (“LGD”). PD is determined by evaluating borrower creditworthiness, including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. LGD ratings, which estimate loss if an account goes into default, are predicated on transaction structure, collateral valuation and related guarantees. The PD and LGD of our borrowers is the framework for our ALLL process.
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
Commercial Lending and Leasing. Commercial credit management begins with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the loan or operating lease, including normal collection, evaluation of the performance, recovery of past due balances and liquidating underlying collateral.
Prior to extending an initial loan or lease, credit personnel review potential borrowers’ financial condition, results of operations, management, industry, business model, customer base, operations, collateral and other data, such as third party credit reports, to evaluate the potential customer’s borrowing and repayment ability. Transactions are graded by PD and LGD ratings, as described above, as well as regulatory ratings. Credit facilities are subject to our overall credit approval process and underwriting guidelines and are issued commensurate with the credit evaluation performed on each prospective borrower, as well as portfolio concentrations. Credit personnel continue to review the PD and LGD ratings periodically. Decisions on continued creditworthiness or impairment of borrowers are determined through these periodic reviews.
Small-Ticket Lending and Leasing. For small-ticket lending and leasing transactions, largely in Business Capital, we also employ automated credit scoring models for origination (scorecards) and re-grading (auto re-grade algorithms). These are supplemented by business rules and expert judgment. The models evaluate, among other things, financial performance metrics, length of time in business, industry category and geography, and are used to assess a potential borrower’s credit standing and repayment ability, including the value of collateral. We utilize external credit bureau scoring, when available, and behavioral models, as well as judgment in the credit adjudication, evaluation and collection processes.
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
Consumer Lending. Consumer lending begins with an evaluation of a consumer’s credit profile against published standards. Loans could be originated held for investment ("HFI") or held for sale ("HFS"). A loan that is originated as HFS must meet both the credit criteria of the Bank and the investor. At this time, conventional (Fannie Mae) and FHA loans are originated for sale. Jumbo loans are considered a HFI product. All loan requests are reviewed by underwriters. Credit decisions are made after reviewing qualitative factors, including collateral values, and considering the transaction from a judgmental perspective.

CIT ANNUAL REPORT 2017 78

SFR mortgage loans are originated through retail and correspondent originations channels and closed loan purchases.
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

The CCC approves each counterparty and establishes exposure limits based on credit analysis of each counterparty. Derivative agreements entered into for our own risk management purposes are generally entered into with major financial institutions or clearing exchanges rated investment grade by nationally recognized rating agencies.

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

The RMG teams review the equipment markets, monitor traffic flows, evaluate supply and demand trends, and evaluate the impact of new technology or regulatory requirements on different types of equipment. Demand for equipment is correlated with Gross Domestic Product growth trends for the markets the equipment serves as well as the more immediate conditions of those markets and other modes of transportation. Cyclicality in the economy and shifts in trade flows due to specific events represent risks to the earnings that can be realized by these businesses. CIT seeks to mitigate these risks by maintaining relatively young fleets of assets with wide operator bases, which can facilitate attractive lease and utilization rates.

MARKET RISK

CIT is exposed to interest rate and currency risk as a result of its business activities. CIT does not pro-actively seek out these risks as a way to make a return, as it does with credit and asset risk, however CIT does look to strategically manage this inherent risk based on various interest rate outlook scenarios while within the CIT board approved limits. RMG measures, monitors and sets limits on these exposures, by analyzing the impact of potential interest rate and foreign exchange rate changes on financial performance. We consider factors such as customer prepayment trends, maturity, and repricing characteristics of assets and liabilities. Our asset-liability management system provides analytical capabilities to assess and measure the effects of various market rate scenarios upon the Company's financial performance.

Interest rate risk

Interest rate risk arises from lending, leasing, investments, deposit taking and funding, as assets and liabilities reprice at different times as interest rates change. We evaluate and monitor interest rate risk primarily through two metrics.

•
Net Interest Income Sensitivity ("NII Sensitivity"), which measures the net impact of hypothetical changes in interest rates on forecasted net interest revenue and rental income assuming a static balance sheet over a twelve month period; and

•
Economic Value of Equity Sensitivity ("EVE Sensitivity"), which measures the net impact of these hypothetical changes on the value of equity by assessing the economic value of assets, liabilities and derivatives.

Interest rate risk and sensitivity is influenced primarily by the composition of the balance sheet, driven by the type of products offered (fixed/floating rate loans and deposits), investments, funding and hedging activities. Our assets are primarily comprised of commercial loans, consumer loans, equipment owned and leased, cash and investments. Our leasing products typically are level/fixed payment transactions, whereas the payments on the majority of our commercial loan portfolio are variable based on a floating rate index such as LIBOR or Prime. Our commercial portfolio includes approximately $13.2 billion of fixed-rate (of which $6.7 billion is operating lease equipment) and $15.7 billion of floating rate loans and leases. Our consumer loan portfolio includes approximately $3.8 billion of fixed rate loans and also has hybrid, floating rate and level/fixed payment loans (fixed rate represents approximately 48% of unpaid principal balance of the total consumer portfolio). Our interest bearing deposits at banks have generally short durations and reprice frequently. We use a variety of funding sources, including online, branch, commercial, and brokered deposit channels as well as wholesale debt funding including FHLB advances. With respect to liabilities, time deposits and unsecured debt are fixed-rate, secured debt is a mix of fixed and floating rate, and the rates on savings accounts vary based on the market environment and competition. The composition of our assets and liabilities generally results in a net asset-sensitive position at the shorter end of the yield curve, mostly related to moves in LIBOR, whereby our assets will reprice faster than our liabilities.

Deposits continued to grow as a percent of total funding. CIT Bank, N.A. sources deposits primarily through a retail branch network in Southern California, direct-to-consumer (via the Internet), as well as commercial, and brokered channels. At

Item 7: Management's Discussion and Analysis

79 CIT ANNUAL REPORT 2017

December 31, 2017, deposits totaled approximately $30 billion. Time deposits were approximately $14 billion and represented approximately 49% of the total deposits, most of which were sourced through direct channels. The deposit rates we offer can be influenced by market conditions and competitive factors. Beta represents the correlation between overall market interest rates and the rates paid by CIT Bank. We model a beta of approximately 40% - 50% on our non-maturity deposits for a +100 bps rate increase over the next 12 months. Changes in interest rates, as well as actions by competitors, can affect our deposit pricing and potentially impact our ability to attract and retain deposits. In a rising rate environment, we may need to increase rates to renew maturing time deposits and attract new deposits. Rates on our savings account deposits may fluctuate due to pricing competition and may also move with short-term interest rates. In general, retail deposits represent a low-cost source of funds and are less sensitive to interest rate changes than floating rate non-deposit funding sources. We regularly test the effect of deposit rate changes on our margins and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective.

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

Change to NII and EVE Sensitivity*

	December 31, 2017			December 31, 2016			December 31, 2015
	+200 bps	+100 bps	-100 bps	+200 bps	+100 bps	-100 bps	+200 bps	+100 bps	-100 bps
NII Sensitivity	6.1%	3.0%	(3.0)%	6.0%	3.2%	(2.4)%	6.7%	3.5%	(2.1)%
EVE	(4.4)%	(2.3)%	2.3%	(4.0)%	(2.1)%	2.3%	1.0%	0.5%	(0.5)%

* A 200 basis point decline scenario was not run in the current rate environment as the scenario is less relevant. We have an assumed rate floor of 0% for the decline scenarios.

As of December 2017, the NII sensitivity and EVE sensitivity change from 2016 (see table above) is mainly driven by the lengthening of asset durations due to the reallocation of cash to mortgage-backed securities as well as the shortening of liability durations due to the roll down of fixed rate liabilities and the strategic compositional change in the deposit portfolio from time deposits to non-maturity deposits.

As detailed above, NII sensitivity is positive with respect to an increase in interest rates. This position is primarily driven by our floating rate loan portfolio, which reprices frequently, and cash. Our floating rate loan portfolio includes loans that are subject to interest rate floors, of which approximately $0.5 billion are still below their floors. On a net basis, we generally have more floating/repricing assets than liabilities in the near term. As a result, our current portfolio is more sensitive to moves in short-term interest rates in the near term. Therefore, our net interest income may increase if short-term interest rates rise, or decrease if short-term interest rates decline. Market-implied forward rates over the future twelve months are used to determine a base interest rate scenario for the net interest income projection for the base case. This base projection is compared with those calculated under varying interest rate scenarios such as a 100 basis point parallel rate shift to arrive at NII Sensitivity.

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

Various holding periods of the operating lease assets are also considered. These range from the current existing lease term to longer terms which assume lease renewals consistent with management's expected holding period of a particular asset. NII Sensitivity and EVE limits have been set and are monitored for certain of the key scenarios. We manage the exposure to changes in NII Sensitivity and EVE in accordance with our risk appetite and within Board approved limits.

We use results of our various interest rate risk analyses to formulate asset and liability management ("ALM") strategies, in coordination with the Asset Liability Committee ("ALCO"), in order to achieve the desired risk profile, while managing our objectives for capital adequacy and liquidity risk exposures. Specifically, we may manage our interest rate risk position through certain pricing strategies for loans and deposits, our investment strategy, issuing term debt with floating or fixed interest rates, and using derivatives such as interest rate swaps, which modify the interest rate characteristics of certain assets or liabilities.

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

CIT ANNUAL REPORT 2017 80

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

Currently, a portion of our non-dollar denominated loans and leases are funded with debt and equity infusions from the parent. The parent funds the subsidiary by converting U.S. dollar to the local currency debt and equity which, if unhedged, would cause foreign currency transactional and translational exposures. For the most part, we hedge these exposures through derivative instruments. RMG sets limits and monitors usage to ensure that currency positions are appropriately hedged, as unhedged exposures may cause changes in earnings or the equity account.

LIQUIDITY RISK

Our liquidity risk management and monitoring process is designed to ensure the availability of adequate cash resources and funding capacity to meet our obligations. Our overall liquidity management strategy is intended to ensure ample liquidity to meet expected and contingent funding needs under both normal and stress environments. Consistent with this strategy, we maintain significant amounts of cash and highly liquid investments. Additional sources of liquidity include the Second Amended and Restated Revolving Credit and Guaranty Agreement (the “Revolving Credit Facility”), other committed financing facilities and cash collections generated by portfolio assets originated in the normal course of business.
We utilize a series of measurement tools to assess and monitor the level and adequacy of our liquidity position, liquidity conditions and trends. The primary tool is a cash forecast designed to identify movements in cash flows. Stress scenarios are applied to measure the resiliency of the liquidity position and to identify stress points requiring remedial action. Also included among our liquidity measurement tools is an early warning system that monitors key macro-environmental and company specific metrics that serve as early warning signals of potential impending liquidity stress events. Assessments outside defined thresholds trigger contingency funding actions, which are detailed in the Company's Contingency Funding Plan ("CFP").

Integral to our liquidity management practices is our CFP, which outlines actions and protocols under liquidity stress conditions, whether they are idiosyncratic or systemic in nature and defines the thresholds that trigger contingency funding actions. The objective of the CFP is to ensure an adequately sustained level of liquidity under certain stress conditions.
Oversight is provided by the RMC, ERC, ALCO and the Risk Control Committee (“RCC”), a sub-committee of the ERC.
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
Strategic risk management includes the effective implementation of new products and strategic initiatives. The New Product and Strategic Initiative process requires tracking and review of all approved new initiatives. In the case of acquisitions, integration planning and management covers the implementation process across affected businesses and functions. CIT is a systemically important financial institution ("SIFI"). SIFI planning and implementation is a cross functional effort, led by RMG and coordinated with the integration planning processes.
Oversight of strategic risk management is provided by the RMC, the ERC and the RCC.

CAPITAL RISK

Capital risk is the risk that the Company does not have adequate capital to cover its risks and to support its growth and strategic objectives. CIT establishes internal capital risk limits and warning thresholds, which utilize Economic, Risk-Based and Leverage-Based Capital Calculations, internal and external early warning indicators, as well as the Comprehensive Capital Analysis and Review (“CCAR”) and the Dodd-Frank Act Stress Test (“DFAST”), to evaluate the Company's capital adequacy for multiple types of risk in both normal and stressed environments. Capital stress testing is conducted in a manner that is consistent with regulatory expectations and requirements under CCAR and DFAST, as defined by the FRB and OCC. The capital risk framework requires contingency plans be defined in the event capital risk limits are breached or a preponderance of warning thresholds are triggered.
Oversight is provided by the Board of Directors, RMC, ERC, ALCO and the Capital Committee.

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

Item 7: Management's Discussion and Analysis

81 CIT ANNUAL REPORT 2017

Operational risk is managed within individual business units. The head of each business and functional area is responsible for maintaining an effective system of internal controls to mitigate operational risks. The business segments designate operational risk managers responsible for implementation of the operational risk framework programs. The enterprise operational risk function provides oversight in managing operational risk, designs and supports the enterprise-wide operational risk framework programs, and promotes awareness by providing training to employees and operational risk managers within business units and functional areas. Additionally, enterprise operational risk maintains the loss data collection and risk assessment programs.
Oversight of the operational risk management function is provided by the RMG, the RMC, the ERC and the RCC.

INFORMATION TECHNOLOGY RISK

IT risks are risks around information security, cyber-security, and business disruption from systems implementation or downtime, that could adversely impact the organization’s business or business processes. This includes loss or legal liability due to unauthorized (malicious or accidental) disclosure, modification, or destruction of information, unintentional errors and omissions, IT disruptions due to natural or man-made disasters, or failure to exercise due care and diligence in the implementation and operation of an IT system.
The Information Risk function provides oversight and guidance of the Information Security and Business Continuity Management programs. The Information Risk function ensures proper detection, protection, and response is in place to preserve the confidentiality, integrity, and availability of CIT information and information systems across the organization. Information Risk performs ongoing risk assessments of applications, infrastructure systems, and third party vendors, to ensure the Information Security and Business Continuity Management programs are implemented appropriately. Training for employees and contingent workers are also provided by the function to create awareness of the program.
Management oversight of the Information Risk function is provided by the RMG, the ERC and the RCC. The RMG reports periodically to the Board and the RMC on information security issues, including cyber-security.

COMPLIANCE RISK
CIT is subject to a number of laws, regulations, regulatory standards, and guidance in the jurisdictions in which it does business, some of which are applicable primarily to financial services and others of which are generally applicable to all businesses. Failure to comply may result in governmental investigations inquiries, and enforcement actions, legal proceedings, monetary damages, fines, or penalties, restrictions on the way in which we conduct our business, or reputational harm. To reduce these risks, the Company consults regularly with legal counsel, both internal and external, on significant legal and regulatory issues and has established a compliance function to facilitate maintaining compliance with applicable laws and regulations.
Compliance is an independent function responsible for maintaining an enterprise-wide compliance risk management program commensurate with the size, scope and complexity of our businesses, operations, and the countries in which we operate. The Compliance function (1) oversees programs and processes to evaluate and monitor compliance with laws and regulations pertaining to our business, (2) tests the adequacy of the compliance control environment in each business, and (3) monitors and promotes compliance with the Company’s ethical standards as set forth in our Code of Business Conduct and compliance policies. Compliance, led by the Chief Compliance Officer, is responsible for setting the overall global compliance framework and standards, using a risk based approach to identify and manage key compliance obligations and risks. The head of each business and staff function is responsible for ensuring compliance within their respective areas of authority. Compliance, through the Chief Compliance Officer, reports administratively and to the CRO and to the Chairperson of the Audit Committee of the Board of Directors.
Compliance has implemented comprehensive compliance policies and procedures and employs Business Compliance Officers who work with each business to advise business staff and leadership in the prudent conduct of business within a regulated environment and within the requirements of law, rule, regulation and the control environment we maintain to reduce the risk of violations or other adverse outcomes. They advise business leadership and staff with respect to the implementation of procedures to operationalize compliance policies and other requirements.
Oversight of compliance, legal and regulatory risk is provided by the Audit Committee of the Board of Directors and the ERC.

REPUTATIONAL RISK

Reputational risk is the potential that negative publicity, whether true or not, will cause a decline in the value of the Company due to changes in the customer base, costly litigation, foregone opportunities, or other revenue reductions or expense increases. Protecting CIT, its shareholders, employees and brand against reputational risk is of paramount importance to the Company. To address this priority, CIT has established corporate governance standards relating to its Code of Business Conduct and ethics. The Chief Compliance Officer’s responsibilities also include the role of Chief Ethics Officer. In this combined role, his responsibilities also extend to encompass compliance not only with laws and regulations, but also with CIT’s values and its Code of Business Conduct.

The Company has adopted, and our Board of Directors has approved, a Code of Business Conduct applicable to all directors, officers and employees, which details acceptable behaviors in conducting the Company's business and acting on the Company's behalf. The Code of Business Conduct covers conflicts of interest, corporate opportunities, confidentiality, fair dealing (with respect to customers, suppliers, competitors and employees), protection and proper use of Company assets, compliance with laws, and encourages reporting of unethical or illegal behavior, including through a Company hotline. Annually, each employee is trained on the Code of Business Conduct's requirements, and provides an attestation as to their understanding of the requirements and their responsibility to comply.

CIT's Executive Management Committee ("EMC") has established, and approved, the charter of a Global Ethics Committee. The Global Ethics Committee is chaired by CIT's General Counsel and Corporate Secretary. Its members include the Chief Ethics and Compliance Officer, Chief Auditor, Head of Human Resources and the Head of Communications, Marketing & Government Relations. The Global Ethics Committee is charged with (a) oversight of the Code of Business Conduct and Company Values, (b) seeing that CIT's ethical standards are communicated, upheld and enforced in a consistent manner, and (c) periodic reporting to the EMC and Audit Committee of the Board of Directors of employee misconduct and related disciplinary action.

CIT ANNUAL REPORT 2017 82

Oversight of reputational risk management is provided by the Audit Committee of the Board of Directors, the RMC, the ERC, Compliance Committee and the RCC. In addition, CIT's Internal Audit Services monitors and tests the overall effectiveness of internal control and operational systems on an ongoing basis and reports results to senior management and to the Audit Committee of the Board.

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

1. Total Net Revenue, Net Finance Revenue, and Net Operating Lease Revenue

Total net revenue is a non-GAAP measure that represents the combination of net finance revenue and other non-interest income and is an aggregation of all sources of revenue for the Company. The source of the data is various statement of income line items, arranged in a different order, and with different subtotals than included in the statement of income, and therefore is considered non-GAAP. Total net revenue is used by management to monitor business performance and is used by management to calculate a net efficiency ratio, as discussed below.

NFR is a non-GAAP measure that represents the level of revenue earned on our loans and leases. NFR is another key performance measure used by management to monitor portfolio performance. NFR is also used to calculate a performance margin, NFM.

Due to the nature of our loans and leases, which include a higher proportion of operating lease equipment than most BHCs, certain financial measures commonly used by other BHCs are not as meaningful for our Company. As such, given our asset composition includes a high level of operating lease equipment, NFM as calculated below is used by management, compared to net interest margin (“NIM”) (a common metric used by other bank holding companies), which does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net operating lease revenue.

Net operating lease revenue is a non-GAAP measure that represents the combination of rental income on operating leases less depreciation on operating lease equipment and maintenance and other operating lease expenses. The net operating lease revenues measurement is used by management to monitor portfolio performance and returns on its purchased equipment.

Item 7: Management's Discussion and Analysis

83 CIT ANNUAL REPORT 2017

Total Net Revenue and Net Operating Lease Revenue (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Interest income	$1,835.6	$1,911.5	$1,445.2
Rental income on operating leases	1,007.4	1,031.6	1,018.1
Finance revenue (Non-GAAP)	2,843.0	2,943.1	2,463.3
Interest expense	717.7	753.2	731.4
Depreciation on operating lease equipment	296.3	261.1	229.2
Maintenance and other operating lease expenses	222.9	213.6	185.1
Net finance revenue (Non-GAAP)	1,606.1	1,715.2	1,317.6
Other non-interest income	364.2	150.6	149.6
Total net revenue (Non-GAAP)	$1,970.3	$1,865.8	$1,467.2

NFR (Non-GAAP)	$1,606.1	$1,715.2	$1,317.6
Noteworthy Items:
Suspended depreciation on assets HFS	(16.6)	—	—
Excess interest costs over interest income from Commercial Air proceeds usage	23.4	—	—
Interest on excess cash	(9.1)	—	—
Adjusted NFR (Non-GAAP)	$1,603.8	$1,715.2	$1,317.6
NFR as a % of AEA	3.43%	3.60%	3.47%
NFR as a % of AEA, adjusted for noteworthy items	3.49%	3.60%	3.47%

Net Operating Lease Revenues
Rental income on operating leases	$1,007.4	$1,031.6	$1,018.1
Depreciation on operating lease equipment	296.3	261.1	229.2
Maintenance and other operating lease expenses	222.9	213.6	185.1
Net operating lease revenue (Non-GAAP)	$488.2	$556.9	$603.8

2. Operating Expenses and Net Efficiency Ratio Excluding Certain Costs

A key performance metric the Company uses to gauge the level of expenses is in comparison to the AEA. A decline in this metric could show improvement, i.e. expenses not going up at the same rate of asset growth, or decreasing at a rate in excess of asset decline. Operating expenses excluding restructuring costs and intangible asset amortization is a non-GAAP measure used by management to compare period over period expenses. Another key performance metric gauges our expense usage via our net efficiency calculation. This calculation compares the level of expenses to the level of net revenues and is calculated by dividing the operating expenses by total net revenue, as presented below. A lower result reflects a more efficient use of our expenses to generate revenue. Net efficiency ratio is a non-GAAP measurement used by management to measure operating expenses (before restructuring costs and intangible amortization) to total net revenues. We exclude the recurring items from these calculations as they are charges resulting from our strategic initiatives and not our operating activity, and exclude the noteworthy items due to their episodic nature and size. Due to the exclusions of the mentioned items, and in certain instances, other noteworthy items, these are considered non-GAAP measures, as presented in the reconciliation below.

CIT ANNUAL REPORT 2017 84

Operating Expenses Excluding Certain Costs (dollars in millions)

	Years Ended December 31,
Operating Expenses	2017	2016	2015
Operating expenses	$1,188.5	$1,283.5	$1,121.1
Intangible asset amortization	24.7	25.6	13.3
Restructuring costs	53.0	36.2	58.3
Operating expenses excluding restructuring costs and intangible assets amortization (Non-GAAP)	1,110.8	1,221.7	1,049.5
Noteworthy Items:
Legacy One West matters	—	(27.3)	—
Transaction costs	—	—	(23.9)
Operating expenses excluding restructuring costs, intangible assets amortization, and other noteworthy items (Non-GAAP)	$1,110.8	$1,194.4	$1,025.6

Operating expenses (excluding restructuring costs and intangible assets amortization) as a % of AEA	2.37%	2.56%	2.76%
Operating expenses (excluding restructuring costs, intangible assets amortization and other noteworthy items) as a % of AEA (excluding noteworthy items)	2.42%	2.51%	2.70%

Total Net Revenue (Non-GAAP)	$1,970.3	$1,865.8	$1,467.2
Noteworthy Items:
Interest on excess cash	(9.1)
Suspended depreciation on assets HFS	(16.6)	—	—
LIHTC accounting policy change	(29.4)	—	—
Financial Freedom Transaction impairments on assets	26.8	—	—
Excess interest costs	23.4	—	—
CTA charge on liquidated or sold portfolios	8.1	3.0	73.0
TRS termination charge		243.3	—
Gain on sale - Canada business	—	(22.3)	—
Gain on sale - UK business		(23.5)	—
Asset impairment	—	11.0	23.8
Gain related to IndyMac venture	—	(5.0)	—
Total Net Revenue, excluding noteworthy items (Non-GAAP)	$1,973.5	$2,072.3	$1,564.0
Net efficiency ratio	56.4%	65.5%	71.5%
Net efficiency ratio excluding noteworthy items	56.3%	57.6%	65.6%

3. Other Non-Interest Income

Other non-interest income serves as a source of revenue for CIT. Management monitors the level absent certain items to assist in comparability with prior period levels. We exclude the noteworthy items due to their episodic nature and size. Due to the exclusions of noteworthy items, these are considered non-GAAP measures, as presented in the reconciliation below.

Other Non-interest Income (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Other non-interest income	$364.2	$150.6	$149.6
Noteworthy Items:
CTA charge on liquidated or sold portfolios	8.1	3.0	73.0
TRS termination charge	—	243.3	—
Gain on sale - Canada business	—	(22.3)	—
Gain on sale - UK business	—	(23.5)	—
Asset impairment	—	11.0	23.8
Gain related to IndyMac venture	—	(5.0)	—
LIHTC accounting policy change	(29.4)	—	—
Financial Freedom Transaction impairments on assets	26.8	—	—
Total other non-interest income, excluding noteworthy items (Non-GAAP)	$369.7	$357.1	$246.4

Item 7: Management's Discussion and Analysis

85 CIT ANNUAL REPORT 2017

4. Earning Assets and Average Earning Assets ("AEA")

Earning asset balances displayed in the table below are directly derived from the respective line items in the balance sheet. These represent revenue generating assets, and the average (AEA) of which provides a basis for management performance calculations such as NFM and operating expenses as a percentage of AEA. The average is derived using month end balances for the respective period. Because the balances are used in aggregate, as well as the average, there are no direct comparative balances on the balance sheet, therefore these are considered non-GAAP measures.

Earning Assets (dollars in millions)

	Years Ended December 31,
Period End Earning Assets	2017	2016	2015
Loans	$29,113.9	$29,535.9	$30,518.7
Operating lease equipment, net	6,738.9	7,486.1	6,851.7
Assets held for sale	2,263.1	636.0	2,057.7
Credit balances of factoring clients	(1,468.6)	(1,292.0)	(1,344.0)
Interest-bearing cash	1,440.1	5,608.5	6,652.0
Investment securities	6,469.9	4,491.1	2,953.7
Securities purchased under agreement to resell	150.0	—	—
Indemnification assets	142.4	341.4	409.1
Total earning assets (Non-GAAP)	$44,849.7	$46,807.0	$48,098.9
Average Earning Assets (for the respective years) (Non-GAAP)	$46,852.1	$47,664.2	$38,019.8
AEA adjustment for Commercial Air sale impacts	(930.5)	—	—
AEA, excluding noteworthy items (Non-GAAP)	$45,921.6	$47,664.2	$38,019.8

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

CIT ANNUAL REPORT 2017 86

Tangible Book Value (dollars in millions)

	Years Ended December 31,
Tangible Book Value	2017	2016	2015
Total common shareholders' equity	$6,995.0	$10,002.7	$10,944.7
Less: Goodwill	(369.9)	(685.4)	(1,063.2)
Intangible assets	(113.0)	(140.7)	(166.1)
Tangible book value (Non-GAAP)	6,512.1	9,176.6	9,715.4
Less: Disallowed deferred tax asset	(104.8)	(213.7)	(908.3)
Tangible common equity (Non-GAAP)	$6,407.3	$8,962.9	$8,807.1
Average tangible common equity (Non-GAAP)	$7,486.6	$9,172.3	$8,318.7
Estimated capital adjustment related to Commercial Air sale	(1,166.7)	(2,975.0)	(2,975.0)
Average tangible common equity, excluding noteworthy items (Non-GAAP)	$6,319.9	$6,197.3	$5,343.7

Net income (loss) applicable to common shareholders	$458.4	$(848.0)	$1,034.1
Goodwill impairment	222.1	347.4	—
Intangible asset amortization, after tax	16.4	15.7	9.8
Valuation allowance	—	15.7	—
Non-GAAP income (loss) - for ROTCE calculation	$696.9	$(469.2)	$1,043.9
Return on average tangible common equity	9.31%	(5.12)%	12.55%

Non-GAAP income applicable to common shareholders (from the following non-GAAP noteworthy tables)	$555.1	$709.4	$575.3
Intangible asset amortization, after tax	16.4	15.7	9.8
Valuation allowance	—	15.7	—
Non-GAAP income - for ROTCE calculation	$571.5	$740.8	$585.1
Return on average tangible common equity, excluding noteworthy items	9.04%	11.95%	10.95%

Income (loss) from continuing operations applicable to common shareholders	$249.6	$(182.6)	$724.1
Goodwill impairment	222.1	347.4	—
Intangible asset amortization, after tax	16.4	15.7	9.8
Valuation allowance	—	15.7	—
Non-GAAP income from continuing operations - for ROTCE calculation	$488.1	$196.2	$733.9
Non-GAAP income from continuing operations (from the following non-GAAP noteworthy tables)	$504.1	$384.2	$265.3
Intangible asset amortization, after tax	16.4	15.7	9.8
Valuation allowance	—	15.7	—
Non-GAAP income from continuing operations - for ROTCE calculation, excluding noteworthy items	$520.5	$415.6	$275.1
Average tangible common equity	$7,486.6	$9,172.3	$8,318.7
Estimated capital adjustment related to Commercial Air sale	(1,166.7)	(2,975.0)	(2,975.0)
Average tangible common equity with estimated capital adjustment	$6,319.9	$6,197.3	$5,343.7
ROTCE, adjusted for estimated capital adjustment	7.72%	3.17%	13.73%
ROTCE, excluding noteworthy items and adjusted for estimated capital adjustment	8.24%	6.71%	5.15%

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

Item 7: Management's Discussion and Analysis

87 CIT ANNUAL REPORT 2017

	Description	Line Item	Pre-tax Balance	Income Tax(2)	After-tax Balance	Per Share
			Year ended December 31, 2017
Net income applicable to common shareholders					$458.4	$2.80
Continuing Operations	Interest on excess cash	Interest income	$(9.1)	$3.5	(5.6)	(0.03)
	Excess interest costs	Interest expense	23.4	(8.9)	14.5	0.09
	Financial Freedom Transaction, reverse mortgage charge-offs on loans transferred to HFS	Provision for credit losses	15.5	(6.0)	9.5	0.06
	Accounting policy change on LIHTC investments	Other non-interest income	(29.4)	—	(29.4)	(0.18)
	Financial Freedom Transaction, impairments on reverse mortgage-related assets	Other non-interest income	26.8	(10.4)	16.4	0.10
	CTA adjustment on international business exits	Other non-interest income	8.1	(1.3)	6.8	0.04
	Suspended depreciation on assets HFS (Nacco rail assets)	Depreciation on operating lease equipment	(16.6)	5.3	(11.3)	(0.07)
	Restructuring costs	Operating expenses	53.0	(18.0)	35.0	0.21
	Goodwill impairment charge	Goodwill impairment	255.6	(33.5)	222.1	1.35
	Debt extinguishment costs	Loss on debt extinguishment	218.3	(85.5)	132.8	0.81
	Accounting policy change on LIHTC investments	Benefit / provision for income taxes	—	38.2	38.2	0.23
	Entity restructurings	Benefit / provision for income taxes	—	14.0	14.0	0.09
	Net deferred income tax benefit from tax items related to NACCO	Benefit / provision for income taxes	—	(17.2)	(17.2)	(0.10)
	Aggregate benefits related to Tax reform	Benefit / provision for income taxes	—	(11.6)	(11.6)	(0.07)
	Resolution of legacy tax items	Benefit / provision for income taxes	—	(19.3)	(19.3)	(0.12)
	Strategic tax item - restructuring of an international legal entity	Benefit / provision for income taxes	—	(140.4)	(140.4)	(0.86)

Discontinued Operations	Secured debt extinguishment costs		39.0	(5.0)	34.0	0.21
	Financial Freedom servicing asset-related items		3.7	(1.4)	2.3	0.01
	Gain on sale - TC CIT joint venture		(14.0)	1.0	(13.0)	(0.08)
	Financial Freedom net settlement items and servicing rights impairment		(20.2)	7.8	(12.4)	(0.08)
	Suspended depreciation - Commercial Air		(113.0)	44.0	(69.0)	(0.42)
	Gain on sale - Commercial Air, net of certain expenses		(134.7)	35.0	(99.7)	(0.61)

Non-GAAP income applicable to common shareholders, excluding noteworthy items(1)					$555.1	$3.39

Income from continuing operations applicable to common shareholders					$249.6	$1.52
Continuing Operations	Interest on excess cash	Interest income	$(9.1)	$3.5	(5.6)	(0.03)
	Excess interest costs	Interest expense	23.4	(8.9)	14.5	0.09
	Financial Freedom Transaction, reverse mortgage charge-offs on loans transferred to HFS	Provision for credit losses	15.5	(6.0)	9.5	0.06
	Accounting policy change on LIHTC investments	Other non-interest income	(29.4)	—	(29.4)	(0.18)
	Financial Freedom Transaction, impairments on reverse mortgage-related assets	Other non-interest income	26.8	(10.4)	16.4	0.10
	CTA adjustment on international business exits	Other non-interest income	8.1	(1.3)	6.8	0.04
	Suspended depreciation on assets HFS (Nacco rail assets)	Depreciation on operating lease equipment	(16.6)	5.3	(11.3)	(0.07)
	Restructuring costs	Operating expenses	53.0	(18.0)	35.0	0.21
	Goodwill impairment charge	Goodwill impairment	255.6	(33.5)	222.1	1.35
	Debt extinguishment costs	Loss on debt extinguishment	218.3	(85.5)	132.8	0.81
	Accounting policy change on LIHTC investments	Benefit / provision for income taxes	—	38.2	38.2	0.23
	Entity restructurings	Benefit / provision for income taxes	—	14.0	14.0	0.09
	Net deferred income tax benefit from tax items related to NACCO	Benefit / provision for income taxes	—	(17.2)	(17.2)	(0.10)
	Aggregate benefits related to Tax reform	Benefit / provision for income taxes	—	(11.6)	(11.6)	(0.07)
	Resolution of legacy tax items	Benefit / provision for income taxes	—	(19.3)	(19.3)	(0.12)
	Strategic tax item - restructuring of an international legal entity	Benefit / provision for income taxes	—	(140.4)	(140.4)	(0.86)
Non-GAAP income from continuing operations applicable to common shareholders, excluding noteworthy items(1)					$504.1	$3.07
(1) Items may not sum due to rounding.
(2) Income tax rates vary depending on the specific item and the entity location in which it is recorded.

CIT ANNUAL REPORT 2017 88

	Description	Line Item	Pre-tax Balance	Income Tax(2)	After-tax Balance	Per Share
			Year ended December 31, 2016
Net income applicable to common shareholders					$(848.0)	$(4.20)
Continuing Operations	TRS termination charge	Other non-interest income	$243.3	$(96.7)	146.6	0.73
	Asset impairment	Other non-interest income	11.0	(2.8)	8.2	0.04
	Liquidating Europe CTA	Other non-interest income	3.0	—	3.0	0.01
	Gain on sale - UK	Other non-interest income	(23.5)	8.2	(15.3)	(0.08)
	Gain related to IndyMac venture	Other non-interest income	(5.0)	2.0	(3.0)	(0.01)
	Canada portfolio sale gain	Other non-interest income	(22.3)	5.9	(16.4)	(0.08)
	Restructuring costs	Operating expenses	36.2	(13.6)	22.6	0.11
	Legacy OneWest Bank matters	Operating expenses	27.3	(10.6)	16.7	0.08
	Consumer goodwill impairment	Goodwill impairment	319.4	—	319.4	1.58
	Commercial Services goodwill impairment	Goodwill impairment	34.8	(6.8)	28.0	0.14
	Canadian assertion change	Benefit / provision for income taxes	—	54.0	54.0	0.27
	Discrete tax benefit	Benefit for income taxes	—	(13.0)	(13.0)	(0.06)
	China valuation allowance	Benefit / provision for income taxes	—	16.0	16.0	0.08

Discontinued Operations	Commercial Air tax provision		—	847.0	847.0	4.20
	Commercial Air suspended depreciation		(106.0)	40.0	(66.0)	(0.33)
	Financial Freedom reserve		27.0	(11.0)	16.0	0.08
	Business Air impairment		7.1	(2.4)	4.7	0.02
	Financial Freedom interest curtailment reserve and servicing rights impairment		249.0	(74.0)	175.0	0.87
	Business Air goodwill impairment		22.5	(8.6)	13.9	0.07
Non-GAAP income applicable to common shareholders, excluding noteworthy items(1)					$709.4	$3.51

Income from continuing operations applicable to common shareholders					$(182.6)	$(0.90)
Continuing Operations	TRS termination charge	Other non-interest income	$243.3	$(96.7)	146.6	0.73
	Asset impairment	Other non-interest income	11.0	(2.8)	8.2	0.04
	Liquidating Europe CTA	Other non-interest income	3.0	—	3.0	0.01
	Gain on sale - UK	Other non-interest income	(23.5)	8.2	(15.3)	(0.08)
	Gain related to IndyMac venture	Other non-interest income	(5.0)	2.0	(3.0)	(0.01)
	Canada portfolio sale gain	Other non-interest income	(22.3)	5.9	(16.4)	(0.08)
	Restructuring costs	Operating expenses	36.2	(13.6)	22.6	0.11
	Legacy OneWest Bank matters	Operating expenses	27.3	(10.6)	16.7	0.08
	Consumer goodwill impairment	Goodwill impairment	319.4	—	319.4	1.58
	Commercial Services goodwill impairment	Goodwill impairment	34.8	(6.8)	28.0	0.14
	Canadian assertion change	Benefit / provision for income taxes	—	54.0	54.0	0.27
	Discrete tax benefit	Benefit for income taxes	—	(13.0)	(13.0)	(0.06)
	China valuation allowance	Benefit / provision for income taxes	—	16.0	16.0	0.08
Non-GAAP income from continuing operations applicable to common shareholders, excluding noteworthy items(1)					$384.2	$1.90
(1) Items may not sum due to rounding.
(2) Income tax rates vary depending on the specific item and the entity location in which it is recorded.

Item 7: Management's Discussion and Analysis

89 CIT ANNUAL REPORT 2017

	Description	Line Item	Pre-tax Balance	Income Tax(2)	After-tax Balance	Per Share
			Year ended December 31, 2015
Net income applicable to common shareholders					$1,034.1	$5.55
Continuing Operations	CTA on sold or liquidated portfolios	Other non-interest income	$73.0	$0.3	73.3	0.39
	Asset impairment	Other non-interest income	23.8	(1.1)	22.7	0.12
	Transaction costs	Operating expenses	23.9	(8.8)	15.1	0.08
	Restructuring costs	Operating expenses	58.3	(22.2)	36.1	0.19
	Discrete tax benefit	Benefit for income taxes	—	(606.0)	(606.0)	(3.25)
Non-GAAP income applicable to common shareholders, excluding noteworthy items(1)					$575.3	$3.09

Income from continuing operations applicable to common shareholders					$724.1	$3.89
Continuing Operations	CTA on sold or liquidated portfolios	Other non-interest income	$73.0	$0.3	73.3	0.39
	Asset impairment	Other non-interest income	23.8	(1.1)	22.7	0.12
	Transaction costs	Operating expenses	23.9	(8.8)	15.1	0.08
	Restructuring costs	Operating expenses	58.3	(22.2)	36.1	0.19
	Discrete tax benefit	Benefit for income taxes	—	(606.0)	(606.0)	(3.25)
Non-GAAP income from continuing operations applicable to common shareholders, excluding noteworthy items(1)					$265.3	$1.43
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

Effective Tax Rate Reconciliation (dollars in millions)

	Years Ended December 31,
Effective Tax Rate Reconciliation	2017	2016	2015
(Benefit) provision for income taxes	$(67.8)	$203.5	$(538.0)
Income tax on noteworthy items	291.1	57.4	637.8
Provision for income taxes, before noteworthy items - Non-GAAP	223.3	260.9	99.8
Income tax - remaining discrete items	24.6	(1.6)	11.5
Provision for income taxes, before noteworthy and discrete tax items - Non-GAAP	$247.9	$259.3	$111.3
Income from continuing operations before provision for income taxes	$191.6	$20.9	$186.0
Noteworthy items before tax	545.6	624.2	179.0
Adjusted income from continuing operations before provision for income taxes - Non-GAAP	$737.2	$645.1	$365.0
Effective tax rate	(35.4)%	NM	NM
Effective tax rate, before noteworthy items - Non-GAAP	30.3%	40.4%	27.3%
Effective tax rate, before noteworthy and tax discrete items - Non-GAAP	33.6%	40.2%	30.5%
NM — not meaningful

8. Regulatory

Included within this Form 10-K are risk-weighted assets (RWA), risk-based capital and leverage ratios as calculated under Basel III capital guidelines. For banking industry regulatory reporting purposes, we report our capital in accordance with Transitional Requirements, but also monitor our capital based on a fully phased-in methodology. Such measures are considered key regulatory capital measures used by banking regulators, investors and analysts to assess the CIT (as a BHC) regulatory capital position and to compare that to other financial institutions. For information on our capital ratios and requirements, see Note 15 — Regulatory Capital in Item 8. Financial Statements, the Capital section in Item 7. Management's Discussion and Analysis and the Regulatory section in Item 1. Business.

CIT ANNUAL REPORT 2017 90

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

Item 7: Management's Discussion and Analysis

91 CIT ANNUAL REPORT 2017

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

CIT ANNUAL REPORT 2017 92

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CIT Group Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of CIT Group Inc. and its subsidiaries as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for Low Income Housing Tax Credit investments in 2017.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
New York, New York
February 23, 2018
We have served as the Company’s auditor since 2001.

Item 8: Financial Statements and Supplementary Data

93 CIT ANNUAL REPORT 2017

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in millions — except share data)

	December 31, 2017	December 31, 2016
Assets
Cash and due from banks, including restricted balances of $42.9 and $176.1 at December 31, 2017 and 2016(1), respectively (see Note 10 for amounts pledged)	$278.6	$822.1
Interest bearing deposits, including restricted balances of $81.8 and $102.8 at December 31, 2017 and 2016(1), respectively (see Note 10 for amounts pledged)	1,440.1	5,608.5
Securities purchased under agreement to resell	150.0	—
Investment securities, including $0.4 and $283.5 at December 31, 2017 and 2016 of securities carried at fair value with changes recorded in net income (see Note 10 for amounts pledged)	6,469.9	4,491.1
Assets held for sale(1)	2,263.1	636.0
Loans (see Note 10 for amounts pledged)	29,113.9	29,535.9
Allowance for loan losses	(431.1)	(432.6)
Total loans, net of allowance for loan losses(1)	28,682.8	29,103.3
Operating lease equipment, net (see Note 10 for amounts pledged)(1)	6,738.9	7,486.1
Goodwill	369.9	685.4
Bank owned life insurance	788.6	—
Other assets, including $68.7 and $111.6 at December 31, 2017 and 2016, respectively, at fair value	1,595.5	2,117.0
Assets of discontinued operations	501.3	13,220.7
Total Assets	$49,278.7	$64,170.2
Liabilities
Deposits	$29,569.3	$32,304.3
Credit balances of factoring clients	1,468.6	1,292.0
Other liabilities, including $198.1 and $177.9 at December 31, 2017 and 2016, respectively, at fair value	1,437.1	1,897.6
Borrowings, including $1,626.3 and $2,321.7 contractually due within twelve months at December 31, 2017 and 2016, respectively	8,974.4	14,935.5
Liabilities of discontinued operations	509.3	3,737.7
Total Liabilities	41,958.7	54,167.1
Stockholders' Equity
Preferred Stock	325.0	—
Common stock: $0.01 par value, 600,000,000 authorized
Issued: 207,628,491 and 206,182,213 at December 31, 2017 and 2016, respectively	2.1	2.1
Outstanding: 131,352,924 and 202,087,672 at December 31, 2017 and 2016, respectively
Paid-in capital	8,798.1	8,765.8
Retained earnings	1,906.5	1,553.0
Accumulated other comprehensive loss	(86.5)	(140.1)
Treasury stock: 76,275,567 and 4,094,541 shares at December 31, 2017 and 2016 at cost, respectively	(3,625.2)	(178.1)
Total Common Stockholders' Equity	6,995.0	10,002.7
Noncontrolling minority interests	—	0.4
Total Equity	7,320.0	10,003.1
Total Liabilities and Equity	$49,278.7	$64,170.2
(1) The following table presents information on assets and liabilities related to Variable Interest Entities (VIEs) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company's interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company's interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Cash and interest bearing deposits, restricted	$80.4	$99.9
Total loans, net of allowance for loan losses	119.1	300.5
Operating lease equipment, net	763.3	775.8
Assets of discontinued operations	—	2,321.7
Total Assets	$962.8	$3,497.9
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$566.6	$770.0
Liabilities of discontinued operations	—	1,204.6
Total Liabilities	$566.6	$1,974.6

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2017 94

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (dollars in millions — except per share data)

	Years Ended December 31,
	2017	2016	2015
Interest income
Interest and fees on loans	$1,638.1	$1,779.6	$1,374.0
Other interest and dividends	197.5	131.9	71.2
Interest income	1,835.6	1,911.5	1,445.2
Interest expense
Interest on borrowings	344.4	358.4	401.3
Interest on deposits	373.3	394.8	330.1
Interest expense	717.7	753.2	731.4
Net interest revenue	1,117.9	1,158.3	713.8
Provision for credit losses	114.6	194.7	158.6
Net interest revenue, after credit provision	1,003.3	963.6	555.2
Non-interest income
Rental income on operating leases	1,007.4	1,031.6	1,018.1
Other non-interest income	364.2	150.6	149.6
Total non-interest income	1,371.6	1,182.2	1,167.7
Total revenue, net of interest expense and credit provision	2,374.9	2,145.8	1,722.9
Non-interest expenses
Depreciation on operating lease equipment	296.3	261.1	229.2
Maintenance and other operating lease expenses	222.9	213.6	185.1
Operating expenses	1,188.5	1,283.5	1,121.1
Goodwill impairment	255.6	354.2	—
Loss on debt extinguishment and deposit redemption	220.0	12.5	1.5
Total non-interest expenses	2,183.3	2,124.9	1,536.9
Income from continuing operations before (benefit) provision for income taxes	191.6	20.9	186.0
(Benefit) provision for income taxes	(67.8)	203.5	(538.0)
Income (loss) from continuing operations before attribution of noncontrolling interests	259.4	(182.6)	724.0
Loss attributable to noncontrolling interests, after tax	—	—	0.1
Income (loss) from continuing operations	259.4	(182.6)	724.1
Discontinued operations
Income (loss) from discontinued operations, net of taxes	90.2	(665.4)	310.0
Gain on sale of discontinued operations, net of taxes	118.6	—	—
Total income (loss) from discontinued operations, net of taxes	208.8	(665.4)	310.0
Net income (loss)	468.2	(848.0)	1,034.1
Preferred dividends	9.8	—	—
Net income (loss) available to common shareholders	$458.4	$(848.0)	$1,034.1
Income (loss) from continuing operations available to common shareholders	$249.6	$(182.6)	$724.1
Basic income per common share
(Loss) income from continuing operations	$1.54	$(0.90)	$3.90
(Loss) income from discontinued operations, net of taxes	1.28	(3.30)	1.67
Basic (loss) income per common share	$2.82	$(4.20)	$5.57
Diluted income per common share
(Loss) income from continuing operations	$1.52	$(0.90)	$3.89
(Loss) income from discontinued operations, net of taxes	1.28	(3.30)	1.66
Diluted (loss) income per common share	$2.80	$(4.20)	$5.55
Average number of common shares — (thousands)
Basic	162,290	201,850	185,500
Diluted	163,950	201,850	186,388
Dividends declared per common share	$0.61	$0.60	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

Item 8: Financial Statements and Supplementary Data

95 CIT ANNUAL REPORT 2017

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Net income (loss) before attribution of noncontrolling interests	$468.2	$(848.0)	$1,034.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	53.4	4.3	9.7
Net unrealized gains (losses) on available for sale securities	(10.6)	(6.3)	(7.1)
Changes in benefit plans net gain (loss) and prior service (cost)/credit	10.8	4.0	(10.8)
Other comprehensive income (loss), net of tax	53.6	2.0	(8.2)
Comprehensive income (loss) before noncontrolling interests	521.8	(846.0)	1,025.8
Comprehensive loss attributable to noncontrolling interests	—	—	0.1
Comprehensive income (loss)	$521.8	$(846.0)	$1,025.9

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2017 96

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non-controlling Minority Interests	Total Equity
December 31, 2014	$—	$2.0	$8,603.6	$1,604.8	$(133.9)	$(1,018.5)	$(5.4)	$9,052.6
Net income				1,034.1			(0.1)	1,034.0
Other comprehensive loss, net of tax					(8.2)			(8.2)
Dividends paid				(114.9)				(114.9)
Amortization of restricted stock, stock option, and performance share expenses			93.4			(23.4)		70.0
Repurchase of common stock						(531.8)		(531.8)
Issuance of common stock — acquisition			45.6			1,416.4		1,462.0
Employee stock purchase plan			2.0					2.0
Distribution of earnings and capital			(26.5)				6.0	(20.5)
December 31, 2015	$—	$2.0	$8,718.1	$2,524.0	$(142.1)	$(157.3)	$0.5	$10,945.2
Net loss				(848.0)			—	(848.0)
Other comprehensive income, net of tax					2.0			2.0
Dividends paid				(123.0)				(123.0)
Amortization of restricted stock, stock option, and performance shares and other expenses		0.1	45.4			(20.8)		24.7
Employee stock purchase plan			2.3				—	2.3
Other							(0.1)	(0.1)
December 31, 2016 as reported	$—	$2.1	$8,765.8	$1,553.0	$(140.1)	$(178.1)	$0.4	$10,003.1
Adoption of ASU 2016-09			1.0	(1.0)				—
December 31, 2016	$—	$2.1	$8,766.8	$1,552.0	$(140.1)	$(178.1)	$0.4	$10,003.1
Net income				468.2				468.2
Other comprehensive income, net of tax					53.6			53.6
Dividends paid				(113.7)				(113.7)
Issuance of preferred stock	325.0		(7.0)					318.0
Share repurchases			(9.6)			(3,422.3)		(3,431.9)
Amortization of restricted stock, stock option, and performance shares and other expenses			45.1			(24.8)		20.3
Employee stock purchase plan			2.8					2.8
Other							(0.4)	(0.4)
December 31, 2017	$325.0	$2.1	$8,798.1	$1,906.5	$(86.5)	$(3,625.2)	$—	$7,320.0

The accompanying notes are an integral part of these consolidated financial statements.

Item 8: Financial Statements and Supplementary Data

97 CIT ANNUAL REPORT 2017

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Cash Flows From Operations
Net income (loss)	$468.2	$(848.0)	$1,034.1
Adjustments to reconcile net income (loss) to net cash flows from operations:
Provision for credit losses	114.6	210.3	160.5
Net depreciation, amortization and (accretion)	392.6	700.0	783.9
Net (gains) losses on asset sales and impairments of assets held for sale and other	(283.4)	152.0	5.1
Loss on debt extinguishment and deposit redemption	259.0	20.8	—
(Benefit) provision for deferred income taxes	(39.7)	978.5	(572.9)
(Increase) decrease in loans held for sale	(96.2)	336.7	(251.3)
Goodwill and intangible assets impairment	255.6	358.4	15.0
Net (payment) reimbursement of expenses from FDIC	(5.5)	1.8	7.2
Decrease in other assets	170.2	230.1	53.3
(Decrease) increase in other liabilities	(715.6)	258.6	(45.1)
Net cash flows provided by operations	519.8	2,399.2	1,189.8
Cash Flows From Investing Activities
Change in loans, net	65.7	831.9	(1,759.2)
Purchases of investment securities	(6,990.4)	(4,939.2)	(8,316.3)
Proceeds from sales and maturities of investment securities	4,741.9	3,585.5	9,226.6
Proceeds from asset and receivable sales	909.9	1,753.9	2,252.4
Proceeds from sale of commercial air	10,026.0	—	—
Purchases of assets to be leased and other equipment	(793.3)	(1,866.8)	(3,088.7)
Net (increase) decrease in short-term factoring receivables	(260.5)	(170.6)	124.7
Purchases of restricted stock	(32.4)	(1.7)	(128.9)
Proceeds from redemption of restricted stock	10.6	25.5	20.3
Payments to the FDIC under loss share agreements	(0.2)	(2.9)	(18.1)
Proceeds from FDIC under loss share agreements and participation agreements	63.8	147.8	33.7
Proceeds from the sale of OREO, net of repurchases	107.3	129.2	60.8
Purchase of bank owned life insurance	(781.0)	—	—
Acquisition, net of cash received	—	—	2,521.2
Net change in restricted cash	687.8	12.1	156.7
Net cash flows provided by (used in) investing activities	7,755.2	(495.3)	1,085.2
Cash Flows From Financing Activities
Proceeds from the issuance of term debt	15.3	781.1	1,626.9
Repayments of term debt and net settlements	(8,427.3)	(2,619.0)	(4,325.3)
Proceeds from FHLB advances	2,450.0	1,645.5	5,964.1
Repayments of FHLB debt	(1,165.4)	(2,352.3)	(6,070.2)
Net (decrease) increase in deposits	(2,729.1)	(459.1)	2,419.2
Collection of security deposits and maintenance funds	70.9	341.7	330.9
Use of security deposits and maintenance funds	(37.6)	(149.3)	(147.5)
Repurchase of common stock	(3,431.9)	—	(531.8)
Net proceeds from issuance of preferred stock	318.0	—	—
Dividends paid	(113.7)	(123.0)	(114.9)
Taxes paid through withholding of common stock under employee stock plans	(21.0)	(21.9)	(22.2)
Purchase of noncontrolling interest	—	—	(20.5)
Payments on affordable housing investment credits	—	(8.4)	(4.8)
Net cash flows used in financing activities	(13,071.8)	(2,964.7)	(896.1)
Effect of exchange rate changes on cash and cash equivalents	15.6	(34.6)	(63.8)
(Decrease) increase in unrestricted cash and cash equivalents	(4,781.2)	(1,095.4)	1,315.1
Unrestricted cash and cash equivalents, beginning of period	6,375.2	7,470.6	6,155.5
Unrestricted cash and cash equivalents, end of period	$1,594.0	$6,375.2	$7,470.6

Supplementary Cash Flow Disclosure
Interest paid	$(915.2)	$(1,149.7)	$(1,112.0)
Federal, foreign, state and local income taxes (paid) refunded, net	(40.5)	61.2	(9.5)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	2,109.6	2,093.6	3,039.4
Transfer of assets from held for sale to held for investment	174.0	124.4	208.7
Deposits on flight equipment purchases applied to acquisition of flight equipment purchases, and origination of finance leases, capitalized interest and buyer furnished equipment	91.2	286.6	554.2
Transfers of assets from held for investment to OREO	99.0	90.2	65.8
Capital lease unexercised bargain purchase options	17.5	7.1	—
Unfunded payments on affordable housing investments credits committed during the period	60.1	55.0	—
Issuance of common stock as consideration	—	—	1,462.0
The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2017 98

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc., together with its subsidiaries (collectively "we", "our", "CIT" or the "Company"), is a bank holding company ("BHC") and a financial holding company ("FHC"). CIT was formed in 1908 and provides financing, leasing and advisory services principally to middle-market companies in a wide variety of industries, primarily in North America. We also provide banking and related services to commercial and individual customers through our banking subsidiary, CIT Bank, N.A. ("CIT Bank"), which includes 70 branches located in Southern California and its online bank, bankoncit.com.
CIT is regulated by the Board of Governors of the Federal Reserve System ("FRB") and the Federal Reserve Bank of New York ("FRBNY") under the U.S. Bank Holding Company Act of 1956, as amended. CIT Bank is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury ("OCC").

BASIS OF PRESENTATION

Basis of Financial Information
The accounting and financial reporting policies of CIT conform to generally accepted accounting principles ("GAAP") in the United States and the preparation of the consolidated financial statements is in conformity with GAAP which requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. Some of the more significant estimates include: allowance for loan losses, loan impairment, fair value determination, lease residual values, liabilities for uncertain tax positions, realizability of deferred tax assets, purchase accounting adjustments, indemnification assets, goodwill, intangible assets, and contingent liabilities. Additionally where applicable, the policies conform to accounting and reporting guidelines prescribed by bank regulatory authorities.

Principles of Consolidation
The accompanying consolidated financial statements include financial information related to CIT and its majority-owned subsidiaries and those variable interest entities ("VIEs") where the Company is the primary beneficiary ("PB").
In preparing the consolidated financial statements, all significant inter-company accounts and transactions have been eliminated. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements.

Effective as of August 3, 2015, CIT Group Inc. ("CIT") acquired IMB HoldCo LLC ("IMB"), the parent company of OneWest Bank, National Association, a national bank ("OneWest Bank"). CIT Bank, then a Utah-state chartered bank and a wholly-owned subsidiary of CIT, merged with and into OneWest Bank (the "OneWest Transaction"), with OneWest Bank surviving as a wholly-owned subsidiary of CIT with the name CIT Bank, National Association ("CIT Bank, N.A." or "CIT Bank"). As such, the results for the year ended December 31, 2015 contain activity of OneWest Bank for approximately five months.

Discontinued Operations

Discontinued Operations as of December 31, 2017 included certain assets and liabilities of the business air business, along with the Financial Freedom business that was acquired as part of the OneWest Transaction. Assets and liabilities as of December 31, 2016 also included the commercial air business. We sold the Commercial Air business, except for certain Commercial Air loans and investments in CIT Bank, on April 4, 2017.

Income (loss) from discontinued operations reflects the activities of the aerospace (commercial air and business air) businesses for the years ended December 31, 2017, 2016, and 2015. Income (loss) from discontinued operations also included the activities of Financial Freedom for the periods since its acquisition date, August 3, 2015.

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

See Note 2 - Discontinued Operations.

Revisions

The Company has revised the Consolidated Statements of Cash Flows for the year ended December 31, 2016 in connection with immaterial errors impacting the classification of certain balances between line items and categories in the Consolidated Statements of Cash Flows. The misclassifications resulted in an overstatement of net cash flows provided by operations of $3.6 million (which included an overstatement of the "decrease in other assets" line item of $935.0 million and an overstatement of the "decrease in accrued liabilities and payables" line item of $936.4 million for prior year errors identified in 2017), and an understatement of net cash flows used in investing activities of $3.6 million.

SIGNIFICANT ACCOUNTING POLICIES

Loans and Leases
CIT extends credit to commercial customers through a variety of financing arrangements including term loans, revolving credit facilities, capital (direct finance) leases and operating leases. CIT also extends credit through consumer loans, including residential mortgages and has a portfolio of reverse mortgages, which is currently recorded in Assets Held for Sale ("AHFS").

Item 8: Financial Statements and Supplementary Data

99 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts outstanding on term loans, consumer loans, revolving credit facilities and capital leases, along with past due lease payments on operating lease equipment, are referred to as loans. These loans, when combined with AHFS and Operating lease equipment, net are referred to as loans and leases.
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
If it is determined that a loan should be transferred from HFI to AHFS, then the loan is transferred at the lower of cost or fair value. At the time of transfer, a write-down of the loan is recorded as a charge-off when the carrying amount exceeds fair value and the difference relates to credit quality, otherwise the write-down is recorded as a reduction to other non-interest income, and any allowance for loan loss is reversed. Once classified as AHFS, the amount by which the carrying value exceeds fair value is recorded as a valuation allowance and is reflected as a reduction to other non-interest income.
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

Operating lease equipment is carried at cost less accumulated depreciation. Operating lease equipment is depreciated to its estimated residual value using the straight-line method over the lease term or estimated useful life of the asset. Where management’s intention is to sell the operating lease equipment, these are marked to the lower of cost or fair value and classified as AHFS. Depreciation is no longer recognized and the assets are evaluated for impairment, with any further marks to lower of cost or fair value recorded in other non-interest income. Equipment held for sale in discontinued operations follows the same treatment, with impairment charges reflected in discontinued operations - other non-interest income. Equipment received at the end of the lease is marked to the lower of cost or fair value with the adjustment recorded in other non-interest income.
In the operating lease portfolio in discontinued operations at December 31, 2016, maintenance costs incurred that exceed maintenance funds collected for commercial aircraft are expensed if they do not provide a future economic benefit and do not extend the useful life of the aircraft. Such costs may include costs of routine aircraft operation and costs of maintenance and spare parts incurred in connection with re-leasing an aircraft and during the transition between leases. For such maintenance costs that are not capitalized, a charge is recorded in expense at the time the costs are incurred. Income recognition related to maintenance funds collected and not used during the life of the lease is deferred to the extent management estimates costs will be incurred by subsequent lessees performing scheduled maintenance. Upon the disposition of an aircraft, any excess maintenance funds that exist are recognized in discontinued operations - other non-interest income.
Loans acquired are initially recorded at their fair value on the acquisition date. For loans that were not considered credit impaired at the date of acquisition and for which cash flows were evaluated based on contractual terms, a premium or discount was recorded, representing the difference between the unpaid principal balance and the fair value. The discount or premium is accreted or amortized to earnings using the effective interest method as a yield adjustment over the remaining contractual terms of the loans and is recorded in Interest Income. If the loan is prepaid, the remaining discount or premium will be recognized in Interest Income. If the loan is sold, the remaining discount will be considered in the resulting gain or loss on sale. If the loan is subsequently classified as non-accrual, or transferred to AHFS, accretion / amortization of the discount (premium) will cease.
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

CIT ANNUAL REPORT 2017 100

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

characteristic (e.g., loan type, collateral type, interest rate index, date of origination or term). For pooled loans, each pool is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows for the pool.
At acquisition, PCI loans are initially recorded at estimated fair value, which is determined by discounting each commercial loan’s or consumer pool’s principal and interest cash flows expected to be collected using a discount rate for similar instruments with adjustments that management believes a market participant would consider. The Company estimates the cash flows expected to be collected at acquisition using internal credit risk and prepayment risk models that incorporate management’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds of the loan.
For PCI loans, an accretable yield is measured as the excess of the cash flows expected to be collected, estimated at the acquisition date, over the recorded investment (estimated fair value at acquisition) and is recognized in interest income over the remaining life of the loan, or pool of loans, on an effective yield basis. The difference between the cash flows contractually required to be paid, measured as of the acquisition date, over the cash flows expected to be collected is referred to as the non-accretable difference.
Subsequent to acquisition, the estimates of the cash flows expected to be collected are evaluated on a quarterly basis for both commercial PCI loans (evaluated individually) and consumer PCI loans (evaluated on a pool basis). During each subsequent reporting period, the cash flows expected to be collected shall be reviewed but will be revised only if it is deemed probable that a significant change has occurred. Probable and significant decreases in expected cash flows as a result of further credit deterioration result in a charge to the provision for credit losses and a corresponding increase to the allowance for loan losses. Probable increases in cash flows expected to be collected due to improved credit quality result in recovery of any previously recorded allowance for loan losses, to the extent applicable, and an increase in the accretable yield applied prospectively for any remaining increase. The accretable yield is affected by revisions to previous expectations that result in an increase in expected cash flows, changes in interest rate indices for variable rate PCI loans, changes in prepayment assumptions and changes in expected principal and interest payments and collateral values. The Company assumes a flat forward interest curve when analyzing future cash flows for the mortgage loans. Changes in expected cash flows caused by changes in market interest rates are recognized as adjustments to the accretable yield on a prospective basis.
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

Revenue Recognition
Interest income on HFI loans is recognized using the effective interest method or on a basis approximating a level rate of return over the life of the asset. Interest income includes components of accretion of the fair value discount on loans and lease receivables recorded in connection with Purchase Accounting Adjustments (“PAA”), which are accreted using the effective interest method as a yield adjustment over the remaining contractual term of the loan and recorded in interest income. If the loan is subsequently classified as AHFS, accretion (amortization) of the discount (premium) will cease. See Purchase Accounting Adjustments in Note 2 - Discontinued Operations.

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

Item 8: Financial Statements and Supplementary Data

101 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 310-30, revenue recognition and income measurement for these loans is based on expected rather than contractual cash flows; and, the fair value adjustment on these loans included both accretable and non-accretable components.
Rental revenue on operating leases is recognized on a straight line basis over the lease term and is included in Non-interest Income. Intangible assets were recorded related to acquisitions completed by the Company and Fresh Start Accounting (“FSA”) adjustments that were applied as of December 31, 2009, (the Convenience Date) to adjust the carrying value of above or below market operating lease contracts to their fair value. The FSA related adjustments (net) are amortized into rental income on a straight line basis over the remaining term of the respective lease.
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

The Company periodically modifies the terms of loan in response to borrowers’ financial difficulties. These modifications may include interest rate changes, principal forgiveness or payment deferments. Loans that are modified, where a concession has been made to the borrower, are accounted for as Troubled Debt Restructurings (“TDRs”). TDRs are generally placed on non-accrual upon their restructuring and remain on non-accrual until, in the opinion of management, collection of remaining principal and interest is reasonably assured, and upon collection of six consecutive scheduled payments.
PCI loans in pools that the Company may modify as TDRs are not within the scope of the accounting guidance for TDRs.
Allowance for Loan Losses on Loans
The allowance for loan losses ("ALLL") is intended to provide for credit losses inherent in the HFI loan portfolio and is periodically reviewed for adequacy. The allowance for loan losses is determined based on three key components: (1) specific allowances for loans that are impaired, based upon the value of underlying collateral or projected cash flows, or observable market price, (2) non-specific allowances for estimated losses inherent in the non-impaired portfolio based upon the expected loss over the loss emergence period, and (3) allowances for estimated losses inherent in the portfolio based upon economic risks, industry and geographic concentrations, and other factors, not in the non-specific allowance. Changes to the Allowance for Loan Losses are recorded in the Provision for Credit Losses.
Determining an appropriate allowance for loan losses requires significant judgment that may change based on management’s ongoing process in analyzing the credit quality of the Company’s HFI loan portfolio.
Loans are divided into the following portfolio segments, which correspond to the Company’s business segments: Commercial Banking, Consumer Banking and Non-Strategic Portfolios (“NSP”). Within each portfolio segment, credit risk is assessed and monitored in the following classes of loans; within Commercial Banking, Commercial Finance, Real Estate Finance, Business Capital, and Rail, are collectively referred to as Commercial Loans. Within Consumer Banking, classes include Legacy Consumer Mortgages (“LCM”) and Other Consumer Lending, collectively referred to as Consumer Loans. The allowance is estimated based upon the loans in the respective class.

For each portfolio, impairment is generally measured individually for larger non-homogeneous loans ($500 thousand or greater) and collectively for groups of smaller loans with similar characteristics or for designated pools of PCI loans based on decreases in cash flows expected to be collected subsequent to acquisition.

Loans acquired were initially recorded at estimated fair value at the time of acquisition. Expected credit losses were included in the determination of estimated fair value, no allowance was established on the acquisition date.

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

CIT ANNUAL REPORT 2017 102

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A specific allowance is also established for impaired commercial loans and commercial loans modified in a TDR. Refer to the Impairment of Loans section of this Note for details.
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

The allowance policies described above relate to specific and non-specific allowances, and the impaired loans and charge-off policies that follow are applied across the portfolio segments and loan classes therein. Given the nature of the Company’s business, the specific allowance relates to the Commercial Banking segments. The non-specific allowance, which considers the Company’s internal system of probability of default and loss severity ratings for commercial loans, among other factors, is applicable to both commercial and consumer loans. Additionally, divisions in Commercial Banking and Consumer Banking segments also utilize methodologies under ASC 310-30 for PCI loans, as discussed below.
PCI Loans

See Purchased Credit-Impaired Loans in Loans and Leases for description of allowance factors.

Past Due and Non-Accrual Loans
A loan is considered past due for financial reporting purposes if default of contractual principal or interest exists for a period of 30 days or more. Past due loans consist of loans that are still accruing interest as well as loans on non-accrual status.
Loans are placed on non-accrual status when the financial condition of the borrower has deteriorated and payment in full of principal or interest is not expected or the scheduled payment of principal and interest has been delinquent for 90 days or more, unless the loan is both well secured and in the process of collection.
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

Impairment of Loans
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

Item 8: Financial Statements and Supplementary Data

103 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans of $500 thousand or greater that are placed on non-accrual status, largely in Commercial Finance, Real Estate Finance, and Business Capital, are subject to periodic individual review by the Company’s problem loan management (“PLM”) function. The Company excludes certain loan portfolios from its impaired loans disclosures as charge-offs are typically determined and recorded for such loans beginning at 90-180 days of contractual delinquency. These include small-ticket loans, largely in Business Capital and NSP, and consumer loans, including single family residential mortgages, in Consumer Banking that have not been modified in a TDR, as well as short-term factoring receivables in Business Capital.

Charge-off of Loans

Charge-offs on loans are recorded after considering such factors as the borrower’s financial condition, the value of underlying collateral and guarantees (including recourse to dealers and manufacturers), and the status of collection activities. Such charge-offs are deducted from the carrying value of the related loans. This policy is largely applicable in the loan classes within Commercial Banking. In general, charge-offs of large ticket commercial loans ($500 thousand or greater) are determined based on the facts and circumstances related to the specific loan and the underlying borrower and the use of judgment by the Company. Charge-offs of small ticket commercial loans are recorded beginning at 90-180 days of contractual delinquency. Charge-offs of Consumer loans are recorded beginning at 120 days of delinquency. The value of the underlying collateral will be considered when determining the charge-off amount if repossession is assured and in process.
Charge-offs on loans originated are reflected in the provision for credit losses. Charge-offs are recognized on consumer loans for which losses are reimbursable under loss sharing agreements with the FDIC, with a provision benefit recorded to the extent applicable via an increase to the related indemnification asset. In the event of a partial charge-off on loans with a PAA, the charge-off is first allocated to the respective loan’s discount. Then, to the extent the charge-off amount exceeds such discount, a provision for credit losses is recorded. Collections on accounts charged off post- acquisition are recorded as recoveries in the provision for credit losses. Collections on accounts that exceed the balance recorded at the date of acquisition are recorded as recoveries in other non-interest income. Collections on accounts previously charged off prior to transfer to AHFS are recorded as recoveries in other non-interest income.

Impairment of Long-Lived Assets

A review for impairment of long-lived assets, such as operating lease equipment, is performed at least annually or when events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Impairment of assets is determined by comparing the carrying amount to future undiscounted net cash flows expected to be generated. If an asset is impaired, the impairment is the amount by which the carrying amount exceeds the fair value of the asset. Fair value is based upon discounted cash flow analysis and available market data. Current lease rentals, as well as relevant and available market information (including third party sales for similar equipment and published appraisal data), are considered both in determining undiscounted future cash flows when testing for the existence of impairment and in determining estimated fair value in measuring impairment. Depreciation expense is adjusted when the projected fair value at the end of the lease term is below the projected book value at the end of the lease term. Assets to be disposed of are included in AHFS in the Consolidated Balance Sheet and are reported at the lower of the cost or fair market value less disposal costs (“LOCOM”).

Investments
Investments in debt securities and equity securities that have readily determinable fair values not classified as trading securities, investment securities carried at fair value with changes recorded in net income, or as held-to-maturity (“HTM”) securities are classified as available-for-sale (“AFS”) securities. Debt and equity securities classified as AFS are carried at fair value with changes in fair value reported in accumulated other comprehensive income (“AOCI”), a component of stockholders’ equity, net of applicable income taxes. Credit-related declines in fair value that are determined to be OTTI are immediately recorded in earnings. Realized gains and losses on sales are included in other non-interest income on a specific identification basis, and interest and dividend income on AFS securities is included in other interest and dividends.
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

CIT ANNUAL REPORT 2017 104

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. The Company accounts for investment impairments in accordance with ASC 320-10-35-34, Investments - Debt and Equity Securities: Recognition of an Other-Than-Temporary Impairment. Under the guidance for debt securities, OTTI is recognized in earnings for debt securities that the Company has an intent to sell or that the Company believes it is more-likely-than-not that it will be required to sell prior to the recovery of the amortized cost basis. For debt securities classified as HTM that are considered to have OTTI that the Company does not intend to sell and it is more likely than not that the Company will not be required to sell before recovery, the OTTI is separated into an amount representing the credit loss, which is recognized in other non-interest income in the Consolidated Statements of Income, and the amount related to all other factors, which is recognized in OCI. OTTI on debt securities and equity securities classified as AFS and non-marketable equity investments are recognized in other non-interest income in the Consolidated Statements of Income in the period determined. Impairment is evaluated and to the extent it is credit related amounts are reclassified out of AOCI to other non-interest income. If it is not credit related then, the amounts remain in AOCI.
Amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium. Regardless of the classification of the securities as AFS or HTM, the Company assesses each investment with an unrealized loss for impairment.
Factors considered in determining whether a loss is temporary include:

·	the length of time that fair value has been below cost;

·	the severity of the impairment or the extent to which fair value has been below cost;

·	the cause of the impairment and the financial condition and the near-term prospects of the issuer;

·	activity in the market of the issuer that may indicate adverse credit conditions; and

·	the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.
The Company’s review for impairment generally includes identification and evaluation of investments that have indications of possible impairment, in addition to:

·
analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position and the expected recovery period;

·	discussion of evidential matter, including an evaluation of factors or triggers that could cause individual investments to qualify as having OTTI and those that would not support OTTI; and

·	documentation of the results of these analyses, as required under business policies.
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
Due to the restricted ownership requirements, the Company accounts for its investments in FHLB and FRB stock as a nonmarketable equity stock accounted for under the cost method. Purchases and redemptions of restricted stock are reflected in the investing section of the Consolidated Statements of Cash Flows. Impairment reviews of the investment are completed at least annually, or when events or circumstances indicate that their carrying amounts may not be recoverable. The Company’s impairment evaluation considers the long-term nature of the investment, the liquidity position of the member institutions, its recent dividend declarations and the intent and ability to hold this investment for a period of time sufficient to ultimately recover the Company’s recorded investment.

Indemnification Assets

In connection with the OneWest Transaction, CIT assumed the shared loss agreements with the FDIC related to its acquisitions of IndyMac Federal Bank, FSB (“IndyMac”), First Federal Bank of California, FSB (“First Federal”) and La Jolla Bank, FSB (“La Jolla”). The loss sharing agreements are accounted for as indemnification assets and were initially recognized at estimated fair value as of the acquisition date based on the discounted present value of expected future cash flows under the respective loss sharing agreements pursuant to ASC 805.
On a subsequent basis, the indemnification asset is measured on the same basis of accounting as the indemnified loans (e.g., as PCI loans under the effective yield method) subject to the lesser of the contractual term of the loss share agreement and remaining life of the indemnified item. A yield is determined based on the expected cash flows to be collected from the FDIC over the recorded investment. The expected cash flows on the indemnification asset are reviewed and updated on a quarterly basis.

Item 8: Financial Statements and Supplementary Data

105 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in expected cash flows caused by changes in market interest rates or by prepayments of principal are recognized as adjustments to the effective yield on a prospective basis in interest income. For PCI loans with an associated indemnification asset, if the increase in expected cash flows is recognized through a higher yield, a lower and potentially negative yield (i.e. due to a decline in expected cash flows in excess of the current carrying value) is applied to the related indemnification asset to mirror an accounting offset for the indemnified loans. Any negative yield is determined based on the remaining term of the indemnification agreement. Both accretion (positive yield) and amortization (negative yield) from the indemnification asset are recognized in interest income on loans over the lesser of the contractual term of the indemnification agreement or the remaining life of the indemnified loans. A decrease in expected cash flows is recorded in the indemnification asset for the portion that previously was expected to be reimbursed from the FDIC resulting in an increase in the Provision for credit losses that was previously recorded in the allowance for loan losses. Separate from mirror accounting, the indemnification asset is assessed for collectability. Management monitors the realizability of the qualifying losses submitted to the FDIC based on the eligibility requirements pursuant to the terms of the contract. Any amount deemed not collectable from the FDIC is recognized as an impairment charge within other non-interest income.
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
In addition, the Company recorded a separate FDIC true-up liability for an estimated payment due to the FDIC at the expiry of the La Jolla loss share agreement, given the estimated cumulative losses of the acquired covered assets are projected to be lower than the cumulative losses originally estimated by the FDIC at inception of the loss share agreement. There is no FDIC true-up liability recorded in connection with the First Federal or IndyMac transaction. The true-up liability represents contingent consideration to the FDIC and is re-measured at estimated fair value on a quarterly basis, with the changes in fair value recognized in noninterest expense.
For further discussion, see Note 5 - Indemnification Assets.

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
CIT early adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) as of January 1, 2017. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the goodwill impairment test under current GAAP) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). The one-step impairment test will be applied to goodwill for all reporting units, even those with zero or negative carrying amounts. This guidance was applied prospectively to transactions occurring within the period of adoption. The adoption did not result in any impact on the Company’s financial statements.
Goodwill is not amortized but it is subject to impairment testing at the reporting unit on an annual basis, or more often if events or circumstances indicate there may be impairment. The Company follows guidance in ASC 350, Intangibles - Goodwill and Other that includes the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the quantitative goodwill impairment test. Examples of qualitative factors to assess include macroeconomic conditions, industry and market considerations, market changes affecting the Company’s products and services, overall financial performance, and Company specific events affecting operations.
If the Company does not perform the qualitative assessment or upon performing the qualitative assessment concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, CIT would be required to perform the quantitative goodwill impairment test for that reporting unit. The quantitative goodwill impairment test involves comparing the fair value of the reporting unit with its carrying value, including goodwill as measured by allocated equity. If the fair value of the reporting unit exceeds its carrying value, goodwill in that unit is not considered impaired. However, if the carrying value exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Reporting unit fair values are primarily estimated using discounted cash flow models. See Note 26 - Goodwill and Intangible Assets for further details.
Intangible assets relate to acquisitions and the remaining amount from FSA adjustments. Intangible assets have finite lives and as detailed in Note 26 - Goodwill and Intangible Assets, depending on the component, are amortized on an accelerated or straight line basis over the estimated useful lives. Amortization expense for the intangible assets is recorded in operating expenses.
The Company reviews intangible assets for impairment annually or when events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is recognized by writing down the asset to the extent that the carrying amount exceeds the estimated fair value, with any impairment recorded in operating expense.

CIT ANNUAL REPORT 2017 106

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The Company invests as a limited partner and its ownership amount in each limited liability entity varies. As a limited partner, the Company is not the PB as it does not meet the power criterion, i.e., no power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has no direct ability to unilaterally remove the general partner. Accordingly, the Company is not required to consolidate these entities on its financial statements. For further discussion on VIEs, see Note 10 - Borrowings.
Tax credit investments that were acquired in the OneWest Bank Transaction, including the commitment to contribute additional capital over the term of the investment, were recorded at fair value at the acquisition date.
Effective in the fourth quarter of 2017, CIT changed its accounting policy for Low Income Housing Tax Credit ("LIHTC") investments from the equity method to the proportional amortization method as it was management's determination to be the preferable method. The proportional amortization method provides an improved presentation for the reporting of these investments by presenting the investment performance net of taxes as a component of income tax expense (benefit), which more fairly represents the economics and provides users with a better understanding of the returns from such investments than the prior equity method. Prior to the accounting change, the existing LIHTC investments represented primarily the acquired investments from the OneWest acquisition. As the accounting change had an immaterial impact to prior period financial statements (for the years ended December 31, 2016 and 2015, and the first, second and third quarter of 2017), the effect of the change was recognized in the fourth quarter of 2017 with a net income decrease of $8.8 million (increase of $29.4 million in other non-interest income with a corresponding increase of $38.2 million in provision for income taxes) with a reduction to the tax credit investments by approximately $10.5 million (within Other Assets) and increase to Deferred tax asset of $1.8 million recognized in the quarter ended December 31, 2017.
Tax credit investments are evaluated for potential impairment at least annually, or more frequently when events or conditions indicate that it is probable that the Company will not recover its investment. Potential indicators of impairment might arise when there is evidence that some or all tax credits previously claimed by the limited liability entities would be recaptured, or that expected remaining credits would no longer be available to the limited liability entities. If an investment is determined to be impaired, it is written down to its estimated fair value and the new cost basis of the investment is not adjusted for subsequent recoveries in value.
These investments are included within other assets and any impairment loss would be recognized in other non-interest income.
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
Subsequently, the assets are recorded at the lower of its carrying value or estimated fair value less disposition costs. If the property or other collateral has lost value subsequent to foreclosure, a valuation allowance (contra asset) is established, and the charge is recorded in other non-interest income. OREO values are reviewed on a quarterly basis and subsequent declines in estimated fair value are recognized in earnings in the current period. Holding costs are expensed as incurred and reflected in operating expenses. Upon disposition of the property, any difference between the proceeds received and the carrying value is booked to gain or loss on disposition recorded in other non-interest income.
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
Property and Equipment that are held to be used are assessed for impairment where indications exist that their carrying amounts are not recoverable. The carrying amount of a fixed asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

Fixed Assets are impaired when their carrying amounts are not recoverable and exceed their fair values. An impairment loss is measured as the amount by which the carrying amount of a fixed asset exceeds its fair value. The related asset must then be written down and its depreciation adjusted prospectively over the asset’s remaining useful life.

Where an impairment loss is recognized, the adjusted carrying amount of an asset shall be its new cost basis. For a depreciable asset, the new cost basis is depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Item 8: Financial Statements and Supplementary Data

107 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
CIT early adopted ASU 2017-12, Derivatives and Hedging (Topic 815) -Targeted Improvements to Accounting for Hedging Activities, in the fourth quarter of 2017, effective January 01, 2017, under the modified retrospective approach.
The new hedging guidance better aligns the Company’s financial reporting for hedging activities with the economic objectives of those activities and simplifies the application of the hedge accounting model. Among other things, ASU 2017-12: (a) expands the types of transactions eligible for hedge accounting; (b) eliminates the separate measurement and presentation of hedge ineffectiveness; (c) simplifies the requirements around the assessment of hedge effectiveness; (d) provides companies more time to finalize hedge documentation; and (e) enhances presentation and disclosure requirements.
As a result of the adoption, in the fourth quarter of 2017, CIT reclassified all of its HTM debt securities to AFS after evaluating and confirming that these portfolios met the eligibility criteria. There was no impact to the Consolidated Statements of Income.
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

CIT ANNUAL REPORT 2017 108

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
All derivative instruments are recorded at their respective fair value. Derivative instruments that qualify for hedge accounting are presented in the balance sheet at their fair values in other assets or other liabilities, with changes in fair value (gains and losses) of cash flow hedges deferred in AOCI, a component of equity. For qualifying derivatives with periodic interest settlements, e.g. interest rate swaps, interest income or interest expense is reported as a separate line item in the Consolidated Statements of Income. Derivatives that do not qualify for hedge accounting are also presented in the Balance Sheet in other assets or other liabilities, but with their resulting gains or losses recognized in other non-interest income. For non-qualifying derivatives with periodic interest settlements, the Company reports interest income with other changes in fair value in other non-interest income.
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
CIT is exposed to credit risk to the extent that the counterparty fails to perform under the terms of a derivative. Losses related to credit risk are reflected in other non-interest income. The Company manages this credit risk by requiring that all derivative transactions entered into as hedges be conducted with counterparties rated investment grade at the initial transaction by nationally recognized rating agencies, and by setting limits on the exposure with any individual counterparty. In addition, pursuant to the terms of the Credit Support Annexes between the Company and its counterparties, CIT may be required to post collateral or may be entitled to receive collateral in the form of cash or highly liquid securities depending on the valuation of the derivative instruments as measured on a daily basis.

Fair Value

Fair Value Hierarchy
CIT measures the fair value of its financial assets and liabilities in accordance with ASC 820, Fair Value Measurements, which defines fair value, establishes a consistent framework for measuring fair value and requires disclosures about fair value measurements. The Company categorizes its financial instruments, based on the significance of inputs to the valuation techniques, according to the following three-tier fair value hierarchy:

·
Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities that are accessible at the measurement date. Level 1 assets and liabilities include debt and equity securities and derivative contracts that are traded in an active exchange market, as well as certain other securities that are highly liquid and are actively traded in over-the-counter markets;

·
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and derivative contracts whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes derivative contracts and certain loans held-for-sale;

·
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

109 CIT ANNUAL REPORT 2017

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
For valuations involving the use of third party vendors for pricing of the Company’s assets and liabilities, the Company performs due diligence procedures to ensure information obtained and valuation techniques used are appropriate. The Company monitors and reviews the results (e.g., non-binding broker quotes and prices) from these third party vendors to ensure the estimated fair values are reasonable. Although the inputs used by the third party vendors are generally not available for review, the Company has procedures in place to provide reasonable assurance that the relied upon information is complete and accurate. Such procedures may include, as available and applicable, comparison with other pricing vendors, corroboration of pricing by reference to other independent market data and investigation of prices of individual assets and liabilities.

Fair Value Option

Certain MBS securities are carried at fair value with changes recorded in net income. Unrealized gains and losses are reflected as part of the overall changes in fair value. The Company recognizes interest income on an effective yield basis over the expected remaining life under the accretable yield method pursuant to ASC 310-30. Unrealized and realized gains or losses are reflected in other non-interest income. The determination of fair value for these securities is discussed in Note 13 - Fair Value.

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

The Tax Cuts and Jobs Act was enacted on December 22, 2017 and is expected to significantly impact CIT's accounting for and reporting of income taxes, and related processes and controls. CIT will account for the effect of this change in the period of enactment (i.e., 2017).

See Note 19 - Income Taxes.

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

Foreign Currency Translation
In addition to U.S. operations, the Company has operations in Europe and other jurisdictions. The functional currency for foreign operations is generally the local currency, other than in the Commercial Air business. In this business, most of which is reported as discontinued operations, the U.S. dollar is typically the functional currency. The value of assets and liabilities of the foreign operations is translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the average exchange rates during the year. The resulting foreign currency translation gains and losses, as well as offsetting gains and losses on hedges of net investments in foreign operations, are reflected in AOCI. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in other non-interest income.

Pension and Other Postretirement Benefits
CIT has both funded and unfunded noncontributory defined benefit pension and postretirement plans covering certain U.S. and non-U.S. employees, each of which is designed in accordance with the practices and regulations in the related countries.

CIT ANNUAL REPORT 2017 110

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recognition of the funded status of a benefit plan, which is measured as the difference between plan assets at fair value and the benefit obligation, is included in the Balance Sheet. The Company recognizes as a component of Other Comprehensive Income, net of tax, the net actuarial gains or losses and prior service cost or credit that arise during the period but are not recognized as components of net periodic benefit cost in the Consolidated Statements of Income.

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
The Company accounts for its VIEs in accordance with Accounting Standards Update (“ASU”) 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets and ASU 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities as updated by ASU 2015-02.
ASC 810 requires qualified special purpose entities to be evaluated for consolidation and addressed the approach for determining a VIE’s PB and required companies to more frequently reassess whether they must consolidate VIEs. The PB is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
ASU 2015-02 provides guidance on the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE.
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
When in the evaluation of its interest in each VIE it is determined that the Company is considered the PB, the VIE’s assets, liabilities and non-controlling interests are consolidated and included in the consolidated financial statements. See Note 10 - Borrowings for further details.
Consolidated VIEs
The most significant types of VIEs that CIT utilizes are 'on balance sheet' secured financings of pools of leases and loans originated by the Company where the Company is the primary beneficiary.
The main risks inherent in structured financings are deterioration in the credit performance of the vehicle's underlying asset portfolio and risk associated with the servicing of the underlying assets.
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
With respect to events or circumstances that could expose CIT to a loss as these are accounted for as on balance sheet, the Company records an allowance for loan losses for the credit risks associated with the underlying leases and loans. The VIE has an obligation to pay the debt in accordance with the terms of the underlying agreements.

Item 8: Financial Statements and Supplementary Data

111 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Unconsolidated VIE’s
Unconsolidated VIEs include government sponsored entity ("GSE") securitization structures, private-label securitizations and limited partnership interests where the Company's involvement is limited to an investor interest where the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE and limited partnership interests.

Non-interest Income
Non-interest income is recognized in accordance with relevant authoritative pronouncements and includes rental income on operating leases and other non-interest income. Other non-interest income includes (1) factoring commissions, (2) gains and losses on sales of leasing equipment, (3) fee revenues, including fees on lines of credit, letters of credit, capital markets related fees, agent and advisory fees, service charges on deposit accounts, and servicing fees on loans CIT services for others, (4) gains and losses on loan and portfolio sales, (5) gains and losses on OREO sales, (6) gains and losses on investments, (7) gains and losses on derivatives and foreign currency exchange, (8) impairment on assets held for sale, and (9) other revenues. Other revenues include items that are more episodic in nature, such as gains on work-out related claims, recoveries on acquired loans or loans charged off prior to transfer to AHFS, proceeds received in excess of carrying value on non-accrual accounts held for sale that were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and also includes income from joint ventures.

Non-interest Expenses
Non-interest expense is recognized in accordance with relevant authoritative pronouncements and includes deprecation on operating lease equipment, maintenance and other operating lease expenses, loss on debt extinguishments and deposit redemptions and operating expenses.
Operating expenses consists of (1) compensation and benefits, (2) technology costs, (3) professional fees, (4) insurance, (5) net occupancy expenses, (6) restructuring costs, (7) advertising and marketing, (8) intangible assets amortization, and (9) other expenses.
Prepaid Railcar Certification Costs

The Company incurs certain costs related to rail tank car safety certifications. These certification costs provide a long term benefit to the Company as they allow the rail tank cars to comply with government standards and as such, secure the use of these assets over future periods. These costs are accounted for as a prepaid expense and classified within Other Assets and are amortized over the life cycle of the anticipated benefit of the re-certification (approximately 10 years).

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
Bank-Owned Life Insurance
CIT purchased life insurance policies on the lives of certain officers and employees and is the owner and beneficiary of the policies. These policies, known as bank-owned life insurance ("BOLI"), offset the cost of providing employee benefits. CIT records these BOLI policies as a separate line item in the Consolidated Balance Sheets at each policy’s respective cash surrender value, with changes recorded as other non-interest income in the Consolidated Statements of Income.
Earnings per Share (“EPS”)
Basic EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding increased by the weighted-average potential impact of dilutive securities. The Company's potential dilutive instruments primarily include restricted unvested stock grants and performance stock grants. The dilutive effect is computed using the treasury stock method, which assumes the conversion of these instruments. However, in periods when there is a net loss, these shares would not be included in the EPS computation as the result would have an anti-dilutive effect.
Accounting for Costs Associated with Exit or Disposal Activities
A liability for costs associated with exit or disposal activities, other than in a business combination, is recognized when the liability is incurred. The liability is measured at fair value, with adjustments for changes in estimated cash flows recognized in earnings.

CIT ANNUAL REPORT 2017 112

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statements of Cash Flows
Unrestricted cash and cash equivalents includes cash and interest-bearing deposits, which are primarily overnight money market investments and short term investments in mutual funds. The Company maintains cash balances principally at financial institutions located in the U.S. The balances are not insured in all cases. Cash and cash equivalents also include amounts at CIT Bank, which are only available for the bank’s funding and investment requirements. Cash inflows and outflows from customer deposits are presented on a net basis. Most factoring receivables are presented on a net basis in the Consolidated Statements of Cash Flows, as factoring receivables are generally due in less than 90 days.
Cash receipts and cash payments resulting from purchases and sales of loans, securities, and other financing and leasing assets are classified as operating cash flows in accordance with ASC 230-10-45-21 when these assets are originated/acquired and designated specifically for resale.
Activity for loans originated or acquired for investment purposes, including those subsequently transferred to AHFS, is classified in the investing section of the Consolidated Statements of Cash Flows in accordance with ASC 230-10-45-12 and 230-10-45-13. The vast majority of the Company’s loan originations are for investment purposes. Cash receipts resulting from sales of loans, beneficial interests and other loans and leases that were not specifically originated and/or acquired and designated for resale are classified as investing cash inflows regardless of subsequent classification.
The cash flows related to investment securities and loans (excluding loans held for sale) purchased at a premium or discount are as follows:

·
CIT classifies the entire cash flow, including the premium, as investing outflow in the period of acquisition and on a subsequent basis, the premium amortization is classified in investing as a positive adjustment, similar to the cumulative earnings approach.

·
CIT classifies the entire cash flow, net of the discount, as investing outflow in the period of acquisition and on a subsequent basis, the discount accretion is classified in investing as a negative adjustment.

Restricted cash includes cash on deposit with other banks that are legally restricted as to withdrawal and primarily serve as collateral for certain servicer obligations of the Company. Because the restricted cash results from a contractual requirement to invest cash balances as stipulated, CIT’s change in restricted cash balances is classified as cash flows from (used for) investing activities.
Activity of discontinued operations is included in various line items of the Consolidated Statements of Cash Flows and summary items are disclosed in Note 2 - Discontinued Operations.

Accounting Pronouncements Adopted
During 2017, the Company adopted the following Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”):
Derivatives and Hedging

ASU 2016-05, Derivatives and Hedging (Topic 815) - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met.

CIT adopted ASU 2016-05, effective January 1, 2017. Historically, CIT has not novated any derivative instrument that was designated as a hedging instrument and as such the adoption of this ASU had no impact on CIT’s consolidated financial statements or disclosures.

ASU 2016-06, Derivatives and Hedging (Topic 815) - Contingent Put and Call Options in Debt Instruments, clarifies that in assessing whether an embedded contingent put or call option is clearly and closely related to the debt host, an entity is required to perform only the four-step decision sequence in ASC 815, as amended by the ASU. Accordingly, when a call (put) option is contingently exercisable, there is no requirement that an entity must assess whether the event that triggers the ability to exercise a call (put) option is related to interest rate or credit risk.

CIT adopted ASU 2016-06 as of January 1, 2017. The adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.

ASU 2017-12, Derivatives and Hedging (Topic 815) -Targeted Improvements to Accounting for Hedging Activities, better aligns a company’s financial reporting for hedging activities with the economic objectives of those activities and simplifies the application of the hedge accounting model. Among other things, ASU 2017-12: (a) expands the types of transactions eligible for hedge accounting; (b) eliminates the separate measurement and presentation of hedge ineffectiveness; (c) simplifies the requirements around the assessment of hedge effectiveness; (d) provides companies more time to finalize hedge documentation; and (e) enhances presentation and disclosure requirements.

Item 8: Financial Statements and Supplementary Data

113 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CIT early adopted ASU 2017-12 in the fourth quarter of 2017, effective January 1, 2017, under the modified retrospective approach. As a result of the adoption, CIT reclassified its HTM debt securities to AFS after evaluating and confirming that these portfolios met the eligibility criteria. There was no impact to the Company's Consolidated Statements of Income.

Investments - Equity Method and Joint Ventures
ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323) - Simplifying the Transition to the Equity Method of Accounting, eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. For available-for-sale securities that become eligible for the equity method of accounting, any unrealized gain or loss recorded within accumulated other comprehensive income should be recognized in earnings at the date the investment initially qualifies for the use of the equity method. The new standard should be applied prospectively to investments that qualify for the equity method of accounting after the effective date.
CIT adopted this amendment as of January 1, 2017. The adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.
Compensation - Stock Compensation
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Account. The amendments simplify several aspects of the accounting for employee share-based payment transactions including the accounting for income taxes, forfeitures, statutory tax withholding requirements, and cash flow statements.
CIT adopted this update as of January 1, 2017. The adoption did not have a material impact on CIT’s financial statements or disclosures. CIT has changed its accounting policy to account for forfeitures as they occur in order to determine the amount of compensation cost to be recognized in each period. The Company also retrospectively applied the presentation requirements for cash flows related to employee taxes paid for withheld shares resulting in a reclassification of $21.9 million and $22.2 million from operating activities to financing activities for December 31, 2016 and December 31, 2015, respectively in the Company’s Consolidated Statements of Cash Flows and also in the Parent Company Statements of Cash Flows in Note 28.
Accounting Changes and Error Corrections and Investments - Equity Method and Joint Ventures
ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments - Equity Method and Joint Ventures (Topic 323), amends certain SEC paragraphs to incorporate SEC staff announcements made at the September 22, 2016, and November 17, 2016, Emerging Issues Task Force meetings. ASU 2017-03 incorporates these SEC staff views into ASC 250 and adds references to that guidance in the transition paragraphs of each of the three new standards ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2016-02, Leases (Topic 842), and ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments relating to expanded disclosures under SAB 74, Topic 11.M. The ASU also conforms with ASC 323-740-S99-2, which describes the SEC staff’s views on accounting for investments in qualified affordable housing projects, to the guidance issued in ASU 2014-01.
CIT adopted the guidance as it relates to Topic 250, Accounting Changes and Error Corrections, and ASC Topic 323, Investments - Equity Method and Joint Ventures as of January 1, 2017. The adoption did not have a material impact on the Company’s consolidated financial statements or disclosures. CIT plans to align the adoption of the update with the relevant adoption dates of these standards.
Intangibles - Goodwill and Other
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), eliminates the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the goodwill impairment test under current GAAP) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on Step 1). The one-step impairment test will be applied to goodwill for all reporting units, even those with zero or negative carrying amounts. This guidance is required to be applied prospectively to transactions occurring within the period of adoption.

CIT early adopted this standard as of January 1, 2017. The adoption did not result in any impact on the Company’s consolidated financial statements or disclosures.

CIT ANNUAL REPORT 2017 114

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
•
The standard defers to existing guidance where revenue recognitions models are already in place, which applies to the majority of CIT's revenue streams; however certain components of our "Other non-interest income" required assessment at a detail level.
•
Under the modified retrospective adoption method elected by CIT, financial statements will be prepared for the year of adoption using the new standard, but prior periods will not be adjusted. Instead, the Company will recognize a cumulative catch-up adjustment to the opening balance of retained earnings at the effective date for contracts that still require performance by the Company and disclose all line items in the year of adoption as if they were prepared under current revenue guidance.

•
CIT adopted this guidance as of January 1, 2018.
•
“Interest Income” and “Rental Income on Operating Leases”, CIT’s two largest revenue items, are out of scope of the new guidance; as are many other revenues relating to financial assets and liabilities, including loans, leases, securities and derivatives. As such, the majority of our revenues are not impacted; however, certain ancillary revenues and components of “Other non-interest income” are impacted by the new standard.
•
There was not a material impact on our consolidated financial statements and disclosures. Disclosure enhancements are more qualitative in nature.
•
CIT adopted the standard using the modified retrospective method.

ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) Issued February 2017
•
This guidance clarifies the scope of accounting for derecognition or partial sale of nonfinancial assets to exclude all businesses and non-profit activities.
•
ASU 2017-05 also provides a definition for in-substance nonfinancial assets and additional guidance on partial sales of nonfinancial assets.

•
CIT adopted this guidance as of January 1, 2018 in conjunction with the new revenue recognition standard on a modified retrospective basis.
•
The adoption of this standard did not have a material impact on our consolidated financial statements and disclosures. Disclosure enhancements are more qualitative in nature.

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

• CIT adopted this guidance as of January 1, 2018. • The adoption of this standard did not have a material impact on CIT’s consolidated financial statements and disclosures.

Item 8: Financial Statements and Supplementary Data

115 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory Issued October 2016
•
Requires that the Company recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfer occurs, and any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer even though the pre-tax effects of the transaction are eliminated in consolidation.
•
The modified retrospective approach is required for transition to the new guidance, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of adoption.

• CIT adopted this guidance as of January 1, 2018. • The adoption of this standard did not have a material impact on CIT's consolidated financial statements and disclosures.
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

• CIT adopted this guidance as of January 1, 2018. • The adoption of this standard did not have a material impact on CIT’s consolidated financial statements and disclosures.
ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash Issued November 2016
•
Requires that the Statement of Cash Flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.
•
Requires adoption using a retrospective transition method for each period presented.

• CIT adopted this guidance as of January 1, 2018. • The adoption of this standard did not have a material impact on CIT’s consolidated financial statements and disclosures.
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business Issued January 2017
•
This guidance narrows the definition of a business. This standard provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business.
•
This guidance must be applied prospectively, on and after the date of adoption.

• CIT adopted this guidance as of January 1, 2018. • The adoption of this standard did not have a material impact on CIT’s consolidated financial statements and disclosures.
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

• CIT adopted this guidance as of January 1, 2018. • The adoption of this guidance did not have a material impact on CIT’s consolidated financial statements and disclosures.

CIT ANNUAL REPORT 2017 116

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2017-09, Compensation -Stock Compensation (Topic 718): Scope of Modification Accounting Issued May 2017
•
The amendments in this Update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.
•
This guidance must be adopted prospectively to an award modified on or after the adoption date.

• CIT adopted this guidance as of January 1, 2018. • This standard was adopted prospectively and did not have a material impact on CIT’s consolidated financial statements and disclosures.
ASU 2017-08, Receivables -Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities Issued March 2017
•
ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date.
•
The new guidance applies to all entities that hold investments in callable debt securities for which the amortized cost basis exceeds the amount repayable by the issuer at the earliest call date (i.e., at a premium).
•
This guidance must be adopted on a modified retrospective basis through a cumulative-effect adjustment to retained earnings.

•
Effective for CIT as of January 1, 2019.
•
CIT is currently evaluating the impact of this standard on its consolidated financial statements and disclosures and does not intend to early adopt this standard.

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

•
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

•
Lessee accounting: CIT is continuing to evaluate the impact of the amended guidance on its Condensed consolidated financial statements. CIT expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption.

•
CIT management has assembled a project committee to assess the impact of this guidance. Initial scoping and assessment is complete and CIT is continuing to evaluate the impact on its consolidated financial statements and disclosures.

Item 8: Financial Statements and Supplementary Data

117 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
•
It eliminates existing guidance for PCI loans, and requires recognition of an allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination.
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

•
Effective for CIT as of January 1, 2020.
•
CIT management has established a project team and an oversight committee to assess the impact of this guidance and implement this standard. Initial gap assessment is complete and CIT is continuing to evaluate the impact on its consolidated financial statements and disclosures.
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

NOTE 2 — DISCONTINUED OPERATIONS

Aerospace

The following condensed balance sheet reflects the Business Air business as of December 31, 2017 and a combination of the Commercial Air and Business Air businesses as of December 31, 2016. The condensed statements of income include Commercial Air up to the sale on April 4, 2017, and Business Air for all periods. The Commercial Air sale price was $10.4 billion, and we recorded a pre-tax gain of $146 million ($106 million after tax), which is included in the Condensed Statement of Income below for the year ended December 31, 2017.

Business Air offered financing and leasing programs for corporate and private owners of business jets. Products included term loans, leases, pre-delivery financing, fractional share financing and vendor / manufacturer financing.

Condensed Balance Sheet — Aerospace Discontinued Operations (dollars in millions)

	December 31, 2017	December 31, 2016
Total cash and deposits	$—	$759.0
Net Loans	165.8	1,047.7
Operating lease equipment, net	18.4	9,677.6
Goodwill	—	126.8
Other assets(1)	—	1,161.5
Assets of discontinued operations	$184.2	$12,772.6
Secured borrowings	$—	$1,204.6
Other liabilities(2)	8.8	1,597.3
Liabilities of discontinued operations	$8.8	$2,801.9
(1) Amount includes deposits on commercial aerospace equipment of $1,013.7 million at December 31, 2016.
(2) Amount includes commercial aerospace maintenance reserves of $1,084.9 million and security deposits of $167.0 million at December 31, 2016.

CIT ANNUAL REPORT 2017 118

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Income — Aerospace Discontinued Operations (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Interest income	$29.3	$72.8	$70.2
Interest expense	99.6	369.3	366.5
Provision for credit losses	—	15.6	1.8
Rental income on operating leases	312.5	1,236.8	1,134.4
Other non-interest income(1)	9.0	22.5	56.5
Depreciation on operating lease equipment(2)	—	345.6	411.4
Maintenance and other operating lease expenses	4.2	32.1	45.8
Operating expenses(3)	39.6	101.9	68.2
Loss on debt extinguishment(4)	39.0	8.3	1.1
Income from discontinued operations before provision for income taxes	168.4	459.3	366.3
Provision for income taxes(5)	70.5	914.6	45.9
Gain on sale of discontinued operations, net of taxes	118.6	—	—
Income (loss) from discontinued operations, net of taxes	$216.5	$(455.3)	$320.4

(1)	Other non-interest income includes impairment charges on assets transferred to AHFS of $32 million and $4 million for the years ended 2016 and 2015, respectively.

(2)
Depreciation on operating lease equipment is suspended when an operating lease asset is placed in Assets Held for Sale. Pre-tax income for 2016 benefited from $106 million of suspended depreciation related to operating lease equipment

(3)
Operating expenses include salaries and benefits and other operating expenses in prior quarters. Operating expenses included costs related to the commercial air separation initiative for the years ended December 31, 2017 and 2016.

(4)
The Company repaid approximately $1 billion of secured borrowings in the first quarter of 2017 within discontinued operations and recorded a loss of $39 million in relation to the extinguishment of those borrowings.

(5)
Provision for income taxes for the year ended December 31, 2016 includes $847 million net tax expense related to the Company's decision to no longer assert that it would indefinitely reinvest the unremitted earnings of Commercial Air. For the years ended December 31, 2017, 2016 and 2015, the Company's tax rate for discontinued operations was 42%, 199% and 12%, respectively.

Income from the discontinued operations for the years ended December 31, 2017, 2016, and 2015 was driven primarily by revenues on leased aircraft, while 2017 also reflected the gain on sale of Commercial Air. The interest expense included amounts allocated to the businesses and on secured debt included in the Condensed Balance Sheet. Operating expenses included in discontinued operations consisted of direct expenses of the Commercial Air and Business Air businesses that were separate from ongoing CIT operations.

In connection with the classification of the Aerospace businesses as discontinued operations, certain indirect operating expenses that previously had been allocated to the businesses have instead been re-allocated as part of continuing operations. The total incremental pretax amounts of indirect overhead expenses that were previously allocated to the Aerospace businesses and remain in continuing operations were approximately $19 million and $39 million for the years ended December 31, 2016 and 2015, respectively.

Condensed Statement of Cash Flows — Aerospace Discontinued Operations (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Net cash flows provided by operations	$32.4	$35.7	$942.1
Net cash flows provided by (used in) investing activities	10,812.7	(655.9)	(749.6)

Item 8: Financial Statements and Supplementary Data

119 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reverse Mortgage Servicing

The Financial Freedom business, a division of CIT Bank that services reverse mortgage loans, was acquired in conjunction with the OneWest Transaction. The Financial Freedom business is reflected as discontinued operations. Assets of discontinued operations primarily include Home Equity Conversion Mortgage ("HECM") loans and servicing advances. The liabilities of discontinued operations include reverse mortgage servicing liabilities, which relates primarily to loans serviced for third party investors, secured borrowings and contingent liabilities. Continuing operations includes a separate portfolio of reverse mortgage loans of $861 million and other real estate owned assets of $21 million at December 31, 2017, which are recorded on the Consumer Banking segment (refer to Note 3-Loans) and are serviced by Financial Freedom. On October 6, 2017, CIT entered into a definitive agreement to sell the Financial Freedom business and the reverse mortgage loan portfolio and OREO serviced by Financial Freedom (the "Financial Freedom Transaction"). The Financial Freedom Transaction is expected to close in the second quarter of 2018 and is subject to customary closing conditions, including the approval of certain government agencies and the consent of private investors related to the reverse mortgage servicing business. The agreement between the Company and the buyer contains representations and warranties, including but not limited to the conduct of the business, the servicing practices, and compliance with the servicing standards set by HUD and the FHA and by private investors, as well as covenants regarding the conduct of business both pre-closing and post-closing. The agreement contains certain indemnifications to allocate risks between the parties, subject to certain caps and limitations, including but not limited to the conduct of the business and compliance with servicing standards pre-closing. CIT also will retain certain pre-closing liabilities, including the cost of legacy and future litigation matters related to pre-closing actions.

As a mortgage servicer of residential reverse mortgage loans, the Company is exposed to contingent liabilities for breaches of servicer obligations as set forth in industry regulations established by the Department of Housing and Urban Development ("HUD") and the Federal Housing Administration ("FHA") and in servicing agreements with the applicable counterparties, such as third party investors. Under these agreements, the servicer may be liable for failure to perform its servicing obligations, which could include fees imposed for failure to comply with foreclosure timeframe requirements established by servicing guides and agreements to which CIT is a party as the servicer of the loans. The Company has established reserves for contingent servicing-related liabilities associated with discontinued operations.

During the year ended December 31, 2017, the Company and the FDIC resolved the selling and servicing-related obligations for certain reverse mortgage loans with Fannie Mae. In connection with the settlement, the Company released the FDIC from its indemnification obligation to CIT with respect to the Fannie Mae serviced loans, which reduced the indemnification asset by $77 million. As of December 31, 2017, the indemnification asset from the FDIC was $29 million for covered servicing-related obligations related to reverse mortgage loans pursuant to the loss share agreement between CIT Bank and the FDIC related to the acquisition by OneWest Bank from the FDIC of certain assets of IndyMac Federal Bank FSB ("IndyMac") (the "IndyMac Transaction"). Refer to Note 5 - Indemnification Assets, for further information.

During the year ended December 31, 2017, Financial Freedom results were driven by a net release of the curtailment reserve of $111 million, partially offset by an increase of $40 million in other servicing-related reserves in connection with the settlement with Fannie Mae. In addition, during the year ended December 31, 2017, the Company entered into a settlement of approximately $89 million with the HUD OIG and Department of Justice to resolve servicing related claims. See Note 22 - Contingencies, for further discussion. Further, the Company recognized an impairment of its mortgage servicing rights liability of approximately $50 million, included in Other liabilities.

Condensed Balance Sheet — Financial Freedom Discontinued Operation (dollars in millions)

	December 31, 2017	December 31, 2016
Total cash and deposits, all of which is restricted	$7.7	$5.8
Net Loans(1)	272.8	374.0
Other assets(2)	36.6	68.3
Assets of discontinued operations	$317.1	$448.1
Secured borrowings(1)	$268.2	$366.4
Other liabilities(3)	232.3	569.4
Liabilities of discontinued operations	$500.5	$935.8

(1)
Net finance receivables include $267.2 million and $365.5 million of securitized balances at December 31, 2017 and December 31, 2016, respectively, and $5.6 million and $8.5 million of additional draws awaiting securitization respectively. Secured borrowings relate to those receivables.

(2)
Amount includes servicing advances, servicer receivables and property and equipment, net of accumulated depreciation. The loans serviced for others total $14.1 billion and $15.6 billion for reverse mortgage loans as of December 31, 2017 and 2016.

(3)
Other liabilities include $137.8 million and $518.2 million of contingent liabilities, $79.5 million and $28.8 million of reverse mortgage servicing liabilities and $15.0 million and $22.3 million of other accrued liabilities at December 31, 2017 and December 31, 2016, respectively.

CIT ANNUAL REPORT 2017 120

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The results from discontinued operations for the years ended December 31, 2017, 2016 and 2015, which includes approximately five months of activity, are presented below.

Condensed Statements of Income — Financial Freedom Discontinued Operation (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Interest income(1)	$10.2	$11.6	$4.3
Interest expense(1)	9.5	10.7	4.4
Other non-interest income (loss)(2)	(22.9)	15.4	16.7
Operating expenses (benefit)(3)	(9.6)	330.1	33.7
Loss from discontinued operations before benefit for income taxes	(12.6)	(313.8)	(17.1)
(Benefit) for income taxes(4)	(4.9)	(103.7)	(6.7)
Loss from discontinued operations, net of taxes	$(7.7)	$(210.1)	$(10.4)

(1)	Includes amortization for the premium associated with the HECM loans and related secured borrowings.

(2)
For the year ended December 31, 2017 and December 31, 2016, other non-interest income (loss) included an impairment charge of approximately $50 million and $19 million, respectively, on the mortgage servicing liability.

(3)
For the year ended December 31, 2017, 2016 and 2015, operating expense is comprised of approximately $19 million, $16 million and $11 million in salaries and benefits, $11 million, $27 million and $6 million in professional and legal services, and $17 million, $22 million and $16 million for other expenses such as data processing, premises and equipment, and miscellaneous charges, respectively. In addition, for the year ended December 31, 2017 operating expenses included a net release of the curtailment reserve of $111 million which is net of a corresponding decrease in the indemnification receivable from the FDIC, partially offset by an increase of $40 million in other servicing-related reserve. For the year ended December 31, 2016, operating expenses included an increase in servicing-related reserve of approximately $260 million net of a corresponding increase in the indemnification receivable from the FDIC.

(4)	For the years ended December 31, 2017, 2016 and 2015 the Company's tax rate for discontinued operations is 39%, 33% and 39%, respectively.

Condensed Statements of Cash Flow — Financial Freedom Discontinued Operation (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Net cash flows (used) in provided by operations	$(47.0)	$(40.0)	$18.5
Net cash flows provided by investing activities	112.6	88.5	27.9

Combined Results for Discontinued Operations

The following tables reflect the combined results of discontinued operations. Details of balances are discussed in the prior tables.

Condensed Combined Balance Sheets of Discontinued Operations (dollars in millions)

	December 31, 2017	December 31, 2016
Total cash and deposits	$7.7	$764.8
Net Loans	438.6	1,421.7
Operating lease equipment, net	18.4	9,677.6
Goodwill	—	126.8
Other assets	36.6	1,229.8
Assets of discontinued operations	$501.3	$13,220.7
Secured borrowings	$268.2	$1,571.0
Other liabilities	241.1	2,166.7
Liabilities of discontinued operations	$509.3	$3,737.7

Item 8: Financial Statements and Supplementary Data

121 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Combined Statements of Income of Discontinued Operations (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Interest income	$39.5	$84.4	$74.5
Interest expense	109.1	380.0	370.9
Provision for credit losses	—	15.6	1.8
Rental income on operating leases	312.5	1,236.8	1,134.4
Other non-interest income (loss)	(13.9)	37.9	73.2
Depreciation on operating lease equipment	—	345.6	411.4
Maintenance and other operating lease expenses	4.2	32.1	45.8
Operating expenses	30.0	432.0	101.9
Loss on debt extinguishment	39.0	8.3	1.1
Income from discontinued operations before provision for income taxes	155.8	145.5	349.2
Provision for income taxes	65.6	810.9	39.2
Gain on sale of discontinued operations, net of taxes	118.6	—	—
Income (loss) from discontinued operations, net of taxes	$208.8	$(665.4)	$310.0

Condensed Combined Statement of Cash Flows of Discontinued Operations (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Net cash flows (used in) provided by operations	$(14.6)	$(4.3)	$960.6
Net cash flows provided by (used in) investing activities	10,925.3	(567.4)	(721.7)

NOTE 3 — LOANS

Loans, excluding those reflected as discontinued operations, consist of the following:

Loans by Product (dollars in millions)

	December 31, 2017	December 31, 2016
Commercial Loans	$20,892.1	$20,117.8
Direct financing leases and leveraged leases	2,685.8	2,852.9
Total commercial	23,577.9	22,970.7
Consumer Loans	5,536.0	6,565.2
Total loans	29,113.9	29,535.9
Loans held for sale	1,095.7	635.8
Loans held for investment and held for sale(1)	$30,209.6	$30,171.7

(1)
Assets held for sale on the Balance Sheet as of December 31, 2017 and December 31, 2016 includes loans and operating lease equipment primarily related to portfolios in Commercial Banking, Consumer Banking and the China portfolio in NSP. As discussed in subsequent tables, since the Company manages the credit risk and collection of loans held for sale consistently with its loans held for investment, the aggregate amount is presented in this table.

The following table presents loans by segment, based on obligor location:

Loans (dollars in millions)

	December 31, 2017			December 31, 2016
	Domestic	Foreign	Total	Domestic	Foreign	Total
Commercial Banking	$21,368.7	$1,790.6	$23,159.3	$20,440.7	$2,121.6	$22,562.3
Consumer Banking(1)	5,954.6	—	5,954.6	6,973.6	—	6,973.6
Total	$27,323.3	$1,790.6	$29,113.9	$27,414.3	$2,121.6	$29,535.9

(1) The Consumer Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration ("SBA") loans. These loans are excluded from the Consumer loan balance and included in the Commercial loan balances in the tables throughout this note.

CIT ANNUAL REPORT 2017 122

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents selected components of the net investment in loans:

Components of Net Investment in Loans (dollars in millions)

	December 31, 2017	December 31, 2016
Unearned income	$(727.8)	$(727.1)
Equipment residual values	522.6	583.4
Net unamortized premiums / (discounts)	3.7	(31.0)
Accretable yield on PCI loans	1,063.7	1,261.4
Net unamortized deferred costs and (fees)(1)	68.7	55.8
Leveraged lease third party non-recourse debt payable	(97.3)	(109.7)
(1) Balance relates to the Commercial Banking segment.

Certain of the following tables present credit-related information at the "class" level. A class is generally a disaggregation of a portfolio segment. In determining the classes, CIT considered the loan characteristics and methods it applies in monitoring and assessing credit risk and performance.

Credit Quality Information

Commercial obligor risk ratings are reviewed on a regular basis by Credit Risk Management and are adjusted as necessary for updated information affecting the borrowers' ability to fulfill their obligations.

The definitions of the commercial loan ratings are as follows:

•	Pass — loans in this category do not meet the criteria for classification in one of the categories below.

•
Special mention — a special mention asset exhibits potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects.

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

The following table summarizes commercial loans by the risk ratings that bank regulatory agencies utilize to classify credit exposure and which are consistent with indicators the Company monitors. The consumer loan risk profiles are different from commercial loans, and use loan-to-value ("LTV") ratios in rating the credit quality, and therefore are presented separately below.

Item 8: Financial Statements and Supplementary Data

123 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Loans and Held for Sale Loans — Risk Rating by Class / Segment (dollars in millions)

Grade:	Pass	Special Mention	Classified- accruing	Classified- non-accrual	PCI Loans	Total
December 31, 2017
Commercial Banking
Commercial Finance	$8,284.1	$640.9	$981.9	$134.8	$10.6	$10,052.3
Real Estate Finance	5,228.1	139.9	174.3	2.8	45.1	5,590.2
Business Capital	7,028.6	269.2	228.8	53.2	—	7,579.8
Rail	100.6	2.0	1.2	—	—	103.8
Total Commercial Banking	20,641.4	1,052.0	1,386.2	190.8	55.7	23,326.1
Consumer Banking
Other Consumer Banking (1)	378.5	5.9	31.9	—	2.2	418.5
Total Consumer Banking	378.5	5.9	31.9	—	2.2	418.5
Non-Strategic Portfolios	35.7	7.6	10.2	9.8	—	63.3
Total	$21,055.6	$1,065.5	$1,428.3	$200.6	$57.9	$23,807.9
December 31, 2016
Commercial Banking
Commercial Finance	$8,184.7	$677.6	$1,181.7	$188.8	$42.7	$10,275.5
Real Estate Finance	5,191.4	168.7	115.6	20.4	70.5	5,566.6
Business Capital	6,238.7	422.0	271.7	41.7	—	6,974.1
Rail	88.7	14.1	0.9	—	—	103.7
Total Commercial Banking	19,703.5	1,282.4	1,569.9	250.9	113.2	22,919.9
Consumer Banking
Other Consumer Banking (2)	374.9	8.3	22.4	—	2.8	408.4
Total Consumer Banking	374.9	8.3	22.4	—	2.8	408.4
Non- Strategic Portfolios	143.7	36.9	19.1	10.3	—	210.0
Total	$20,222.1	$1,327.6	$1,611.4	$261.2	$116.0	$23,538.3

(1)    At December 31, 2017 Other Consumer Banking loans consisted of SBA loans.
(2)    At December 31, 2016 Other Consumer Banking loans consisted of SBA loans ($370.1 million) and Private Banking loans ($38.3 million).

For consumer loans, the Company monitors credit risk based on indicators such as delinquencies and LTV, which the Company believes are relevant credit quality indicators.

LTV refers to the ratio comparing the loan's unpaid principal balance to the property's collateral value. We examine LTV migration and stratify LTV into categories to monitor the risk in the loan classes.

The following table provides a summary of the consumer portfolio credit quality. The amounts represent the carrying value, which differ from unpaid principal balances, and include the premiums or discounts and the accretable yield and non-accretable difference for PCI loans recorded in purchase accounting. Included in the consumer loans are "covered loans" for which the Company can be reimbursed for a substantial portion of future losses under the terms of loss sharing agreements with the FDIC. Covered loans are limited to the Other Consumer Banking and Legacy Consumer Mortgage ("LCM") division. Covered Loans are discussed further in Note 5 — Indemnification Assets.

Included in the consumer loan balances as of December 31, 2017 and December 31, 2016 were loans with terms that permitted negative amortization with an unpaid principal balance of $484 million and $761 million, respectively.

CIT ANNUAL REPORT 2017 124

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the Consumer loan LTV distribution and covered loan balances.

Consumer Loan LTV Distributions (dollars in millions)

	Single Family Residential					Reverse Mortgage(2)
	Covered Loans		Non-covered Loans				Non-covered loans
	Non-PCI	PCI	Non-PCI	PCI	Total Single Family Residential	Covered Loans Non-PCI	Non-PCI	PCI	Total Reverse Mortgages	Total Consumer Loans
December 31, 2017
Greater than 125%	$2.7	$160.0	$7.7	$—	$170.4	$—	$—	$—	$—	$170.4
101% — 125%	6.4	291.5	4.4	—	302.3	—	—	—	—	302.3
80% — 100%	77.4	566.2	137.3	—	780.9	—	—	—	—	780.9
Less than 80%	1,306.1	878.1	2,089.7	7.7	4,281.6	—	—	—	—	4,281.6
Not Applicable(1)	—	—	0.8	—	0.8	—	—	—	—	0.8
Total	$1,392.6	$1,895.8	$2,239.9	$7.7	$5,536.0	$—	$—	$—	$—	$5,536.0
December 31, 2016
Greater than 125%	$2.2	$261.4	$12.3	$—	$275.9	$0.6	$8.8	$33.8	$43.2	$319.1
101% — 125%	4.7	443.7	13.6	—	462.0	1.2	12.7	7.9	21.8	483.8
80% — 100%	226.6	588.1	40.5	—	855.2	24.0	42.3	7.5	73.8	929.0
Less than 80%	1,515.6	872.4	1,713.1	9.2	4,110.3	405.4	304.9	9.8	720.1	4,830.4
Not Applicable (1)	—	—	2.9	—	2.9	—	—	—	—	2.9
Total	$1,749.1	$2,165.6	$1,782.4	$9.2	$5,706.3	$431.2	$368.7	$59.0	$858.9	$6,565.2

(1)	Certain Consumer Loans do not have LTV's, including the Credit Card portfolio. The Credit Card portfolio was not significant at December 31, 2017 and 2016.

(2)
Reverse mortgage loans transferred to AHFS are excluded from the table above. As of December 31, 2017 these loans had a total carrying value of $861.0 million, of which $411.0 million were covered loans.

Item 8: Financial Statements and Supplementary Data

125 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Loans and Held for Sale Loans — Delinquency Status (dollars in millions)

	Past Due
	30 — 59 Days Past Due	60 — 89 Days Past Due	90 Days or Greater	Total Past Due	Current(1)	PCI Loans(2)	Total
December 31, 2017
Commercial Banking
Commercial Finance	$4.5	$—	$49.3	$53.8	$9,987.9	$10.6	$10,052.3
Real Estate Finance	8.7	—	4.1	12.8	5,532.3	45.1	5,590.2
Business Capital	172.2	33.4	19.1	224.7	7,355.1	—	7,579.8
Rail	3.9	1.4	0.8	6.1	97.7	—	103.8
Total Commercial Banking	189.3	34.8	73.3	297.4	22,973.0	55.7	23,326.1
Consumer Banking
Legacy Consumer Mortgages	26.7	7.6	34.8	69.1	1,358.5	1,903.5	3,331.1
Other Consumer Banking	9.6	0.5	0.4	10.5	3,476.4	2.2	3,489.1
Total Consumer Banking	36.3	8.1	35.2	79.6	4,834.9	1,905.7	6,820.2
Non-Strategic Portfolios	1.8	7.7	9.4	18.9	44.4	—	63.3
Total	$227.4	$50.6	$117.9	$395.9	$27,852.3	$1,961.4	$30,209.6
December 31, 2016
Commercial Banking
Commercial Finance	$21.4	$—	$17.6	$39.0	$10,193.8	$42.7	$10,275.5
Real Estate Finance	0.1	—	—	0.1	5,496.0	70.5	5,566.6
Business Capital	143.6	42.4	16.3	202.3	6,771.8	—	6,974.1
Rail	5.9	0.6	2.3	8.8	94.9	—	103.7
Total Commercial Banking	171.0	43.0	36.2	250.2	22,556.5	113.2	22,919.9
Consumer Banking
Legacy Consumer Mortgages	22.6	6.1	36.6	65.3	2,563.6	2,233.8	4,862.7
Other Consumer Banking	7.4	4.9	0.6	12.9	2,163.4	2.8	2,179.1
Total Consumer Banking	30.0	11.0	37.2	78.2	4,727.0	2,236.6	7,041.8
Non-Strategic Portfolios	3.0	1.1	7.0	11.1	198.9	—	210.0
Total	$204.0	$55.1	$80.4	$339.5	$27,482.4	$2,349.8	$30,171.7

(1)	Due to their nature, reverse mortgage loans are included in Current, as they do not have contractual payments due at a specified time.

(2)
PCI loans are written down at acquisition to their fair value using an estimate of cash flows deemed to be collectible. Accordingly, such loans are no longer classified as past due or non-accrual even though they may be contractually past due as we expect to fully collect the new carrying values of these loans.

Non-accrual loans include loans that are individually evaluated and determined to be impaired (generally loans with balances $500,000 or greater), as well as other, smaller balance loans placed on non-accrual due to delinquency (generally 90 days or more).

Certain loans 90 days or more past due as to interest or principal are still accruing, because they are (1) well-secured and in the process of collection or (2) real estate mortgage loans or consumer loans exempt under regulatory rules from being classified as nonaccrual until later delinquency, usually 120 days past due.

CIT ANNUAL REPORT 2017 126

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth non-accrual loans, assets received in satisfaction of loans (repossessed assets and OREO) and loans 90 days or more past due and still accruing.

Loans on Non-Accrual Status (dollars in millions)

	December 31, 2017			December 31, 2016
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial Banking
Commercial Finance	$134.8	$—	$134.8	$156.7	$32.1	$188.8
Real Estate Finance	2.8	—	2.8	20.4	—	20.4
Business Capital	53.2	—	53.2	41.7	—	41.7
Total Commercial Banking	190.8	—	190.8	218.8	32.1	250.9
Consumer Banking
Legacy Consumer Mortgages	19.9	—	19.9	17.3	—	17.3
Other Consumer Banking	0.4	—	0.4	0.1	—	0.1
Total Consumer Banking	20.3	—	20.3	17.4	—	17.4
Non-Strategic Portfolios	—	9.8	9.8	—	10.3	10.3
Total	$211.1	$9.8	$220.9	$236.2	$42.4	$278.6
Repossessed assets and OREO			54.6			72.7
Total non-performing assets			$275.5			$351.3
Commercial loans past due 90 days or more accruing			$11.7			$7.2
Consumer loans past due 90 days or more accruing			20.2			24.8
Total Accruing loans past due 90 days or more			$31.9			$32.0

Payments received on non-accrual loans are generally applied first against outstanding principal, though in certain instances where the remaining recorded investment is deemed fully collectible, interest income is recognized on a cash basis. Reverse mortgages are not included in the non-accrual balances due to the nature of the mortgage product.

Loans in Process of Foreclosure

The table below summarizes the residential mortgage loans in the process of foreclosure and OREO:

(dollars in millions)	December 31, 2017	December 31, 2016
PCI	$133.7	$201.7
Non-PCI	140.9	106.3
Loans in process of foreclosure	$274.6	$308.0
OREO	$52.1	$69.9

As of December 31, 2017, the table included $122.5 million of reverse mortgage loans in the process of foreclosure that were transferred from AHFI to AHFS in September 2017 and $21 million of reverse mortgage OREO.

Impaired Loans

The following table contains information about impaired loans and the related allowance for loan losses by class, exclusive of loans that were identified as impaired at the Acquisition Date for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), which are disclosed further below in this note. Impaired loans exclude PCI loans.

Item 8: Financial Statements and Supplementary Data

127 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans (dollars in millions)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(3)
December 31, 2017
With no related allowance recorded:
Commercial Banking
Commercial Finance	$51.9	$72.7	$—	$59.9
Business Capital	11.7	13.4	—	5.7
Real Estate Finance	—	—	—	0.4
With an allowance recorded:
Commercial Banking
Commercial Finance	95.9	96.1	21.3	136.6
Business Capital	10.5	10.5	4.3	14.2
Real Estate Finance	2.7	2.8	0.4	5.6
Total Impaired Loans(1)	172.7	195.5	26.0	222.4
Total Loans Impaired at Acquisition Date(2)	1,961.4	2,870.2	19.1	2,168.8
Total	$2,134.1	$3,065.7	$45.1	$2,391.2
December 31, 2016
With no related allowance recorded:
Commercial Banking
Commercial Finance	$54.3	$72.2	$—	$29.5
Business Capital	0.5	1.8	—	5.1
Real Estate Finance	0.7	0.7	—	1.3
With an allowance recorded:
Commercial Banking
Commercial Finance	143.0	146.2	25.5	132.1
Business Capital	6.6	6.6	4.2	8.2
Real Estate Finance	16.7	16.8	4.0	5.2
Total Impaired Loans(1)	221.8	244.3	33.7	181.4
Total Loans Impaired at Acquisition Date(2)	2,349.8	3,440.7	13.6	2,504.4
Total	$2,571.6	$3,685.0	$47.3	$2,685.8

(1)
Interest income recorded for the years ended December 31, 2017 and December 31, 2016 while the loans were impaired were $2.4 million and $1.6 million, of which $0.0 million and $0.6 million was interest recognized using cash-basis method of accounting for each year, respectively.

(2)	Details of loans that were identified as impaired at the Acquisition Date are presented under Loans Acquired with Deteriorated Credit Quality.

(3)	Average recorded investment for the years ended December 31, 2017 and 2016.

Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to contractual terms of the agreement. For commercial loans, the Company has established review and monitoring procedures designed to identify, as early as possible, customers that are experiencing financial difficulty. Credit risk is captured and analyzed based on the Company's internal probability of obligor default (PD) and loss given default (LGD) ratings. A PD rating is determined by evaluating borrower credit-worthiness, including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. An LGD rating is predicated on transaction structure, collateral valuation and related guarantees or recourse. Further, related considerations in determining probability of collection include the following:

•	Instances where the primary source of payment is no longer sufficient to repay the loan in accordance with terms of the loan document;

•	Lack of current financial data related to the borrower or guarantor;

•	Delinquency status of the loan;

•	Borrowers experiencing problems, such as operating losses, marginal working capital, inadequate cash flow, excessive financial leverage or business interruptions;

•	Loans secured by collateral that is not readily marketable or that has experienced or is susceptible to deterioration in realizable value; and

•	Loans to borrowers in industries or countries experiencing severe economic instability.

CIT ANNUAL REPORT 2017 128

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A shortfall between the estimated value and recorded investment in the loan is reported in the provision for credit losses. In instances when the Company measures impairment based on the present value of expected future cash flows, the change in present value is reported in the provision for credit losses.

The following summarizes key elements of the Company's policy regarding the determination of collateral fair value in the measurement of impairment:

•	"Orderly liquidation value" is the basis for collateral valuation;

•	Appraisals are updated annually or more often as market conditions warrant; and

•	Appraisal values are discounted in the determination of impairment if the:

•	appraisal does not reflect current market conditions; or

•	collateral consists of inventory, accounts receivable, or other forms of collateral that may become difficult to locate, or collect or may be subject to pilferage in a liquidation.

Loans Acquired with Deteriorated Credit Quality

For purposes of this presentation, the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) to loans that were identified as impaired as of the acquisition date of OneWest Bank. PCI loans were initially recorded at estimated fair value with no allowance for loan losses carried over, since the initial fair values reflected credit losses expected to be incurred over the remaining lives of the loans. The acquired loans are subject to the Company's internal credit review. See Note 4 — Allowance for Loan Losses.

Purchased Credit Impaired Loans (dollars in millions)

	December 31, 2017			December 31, 2016
	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses
Commercial Banking
Commercial Finance	$16.4	$10.6	$0.7	$70.0	$42.7	$2.4
Real Estate Finance	60.1	45.1	7.0	108.1	70.5	4.9
Consumer Banking
Other Consumer Banking	3.0	2.2	—	3.7	2.8	—
Legacy Consumer Mortgages	2,790.7	1,903.5	11.4	3,258.9	2,233.8	6.3
	$2,870.2	$1,961.4	$19.1	$3,440.7	$2,349.8	$13.6

The following table summarizes commercial PCI loans, which are monitored for credit quality based on internal risk classifications. See previous table Consumer Loan LTV Distributions for credit quality metrics on consumer PCI loans.

	December 31, 2017			December 31, 2016
(dollars in millions)	Non-criticized	Criticized	Total	Non-criticized	Criticized	Total
Commercial Finance	$—	$10.6	$10.6	$5.4	$37.3	$42.7
Real Estate Finance	21.8	23.3	45.1	35.6	34.9	70.5
Total	$21.8	$33.9	$55.7	$41.0	$72.2	$113.2

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

Changes in the Accretable Yield for PCI Loans (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Balance at beginning of the year (1)	$1,261.4	$1,299.1	$1,254.8
Accretion into interest income	(204.6)	(208.3)	(76.2)
Reclassification from non-accretable difference	38.5	213.7	133.2
Disposals and Other	(31.6)	(43.1)	(12.7)
Balance at end of the year	$1,063.7	$1,261.4	$1,299.1
(1) For year ended December 31, 2015, the beginning balance is as of August 3, 2015, the acquisition date of OneWest Bank.

Item 8: Financial Statements and Supplementary Data

129 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Troubled Debt Restructurings

The Company periodically modifies the terms of loans in response to borrowers' difficulties. Modifications that include a financial concession to the borrower are accounted for as troubled debt restructurings (TDRs).

CIT uses a consistent methodology across all loans to determine if a modification is with a borrower that has been determined to be in financial difficulty and was granted a concession. Specifically, the Company's policies on TDR identification include the following examples of indicators used to determine whether the borrower is in financial difficulty:

•	Borrower is in default with CIT or other material creditor

•	Borrower has declared bankruptcy

•	Growing doubt about the borrower's ability to continue as a going concern

•	Borrower has (or is expected to have) insufficient cash flow to service debt

•	Borrower is de-listing securities

•	Borrower's inability to obtain funds from other sources

•	Breach of financial covenants by the borrower.

If the borrower is determined to be in financial difficulty, then CIT utilizes the following criteria to determine whether a concession has been granted to the borrower:

•	Assets used to satisfy debt are less than CIT's recorded investment in the loan

•	Modification of terms — interest rate changed to below market rate

•	Maturity date extension at an interest rate less than market rate

•	The borrower does not otherwise have access to funding for debt with similar risk characteristics in the market at the restructured rate and terms

•	Capitalization of interest

•	Increase in interest reserves

•	Conversion of credit to Payment-In-Kind (PIK)

•	Delaying principal and/or interest for a period of three months or more

•	Partial forgiveness of the balance.

Modified loans that meet the definition of a TDR are subject to the Company's standard impaired loan policy, namely that non-accrual loans in excess of $500,000 are individually reviewed for impairment, while non-accrual loans less than $500,000 are considered as part of homogenous pools and are included in the determination of the non-specific allowance.

We may require some consumer borrowers experiencing financial difficulty to make trial payments generally for a period of three to four months, according to the terms of a planned permanent modification, to determine if they can perform according to those terms. These arrangements represent trial modifications. While loans are in trial payment programs, their original terms are not considered modified and they continue to advance through delinquency status and accrue interest according to their original terms. The planned modifications for these arrangements predominantly involve interest rate reductions or other interest rate concessions; however, the exact concession type and resulting financial effect are usually not finalized and do not take effect until the loan is permanently modified. The trial period terms are developed in accordance with our proprietary programs or the U.S. Treasury's Making Homes Affordable programs for real estate 1-4 family first lien (i.e. Home Affordable Modification Program — HAMP) and junior lien (i.e. Second Lien Modification Program — 2MP) mortgage loans. HAMP expired on December 31, 2017, which was the last day to submit an application.

At December 31, 2017, the loans in trial modification period were $0.3 million under HAMP and $12.2 million under proprietary programs. Trial modifications with a recorded investment of $12.3 million at December 31, 2017 were accruing loans and $0.2 million were non-accruing loans. At December 31, 2016, the loans in trial modification period were $36.4 million under HAMP, $0.1 million under 2MP and $3.0 million under proprietary programs. Trial modifications with a recorded investment of $38.1 million at December 31, 2016 were accruing loans and $1.4 million were non-accruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.

The recorded investment of TDRs, excluding those classified as PCI and those within a trial modification period discussed in the preceding paragraph, at December 31, 2017 and December 31, 2016, was $103.5 million and $82.3 million, of which 63% and 41%, respectively, were on non-accrual. Commercial Banking and Consumer Banking loans accounted for 83% and 17%, respectively of the total TDRs at December 31, 2017. At December 31, 2016, Commercial Banking and Consumer banking loans accounted for 85% and 15%, respectively of total TDRs. There were $13.4 million and $5.4 million, as of December 31, 2017 and 2016, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

The recorded investment related to modifications qualifying as TDRs that occurred during the years ended December 31, 2017 and 2016 were $92.5 million and $80.5 million, respectively. The recorded investment at the time of default of TDRs that experienced a payment default (payment default is one missed payment), during the years ended December 31, 2017 and 2016, and for which the payment default occurred within one year of the modification totaled $47.0 million and $11.3 million, respectively. The December 31, 2017 defaults related to Commercial Banking and Consumer Banking, were 93% and 7%, respectively.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on the 2017 amounts, the overall nature and impact of modification programs were comparable in the prior year.

CIT ANNUAL REPORT 2017 130

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
The nature of modifications qualifying as TDR's based upon recorded investment at December 31, 2017 was comprised of payment deferrals for 31% and covenant relief and/or other for 69%. For December 31, 2016 TDR recorded investment was comprised of payment deferrals for 12% and covenant relief and/or other for 88%.

•
Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods;

•
Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company's restructuring programs. The weighted average change in interest rates for all TDRs occurring during the quarters ended December 31, 2017 and 2016 was not significant;

•
Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during the years ended December 31, 2017 and 2016 was not significant, as debt forgiveness is a relatively small component of the Company's modification programs; and

•
The other elements of the Company's modification programs that are not TDRs, do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

Reverse Mortgages

At December 31, 2017 reverse mortgage loans of $861.0 million were classified as assets held for sale within continuing operations related to the Financial Freedom Transaction; of which $724.7 million related to uninsured proprietary reverse mortgage loans and the remaining related to FHA insured HECM loans. At December 31, 2016, the reverse mortgage loans had an outstanding balance of $859.0 million, of which $769.6 million related to the uninsured proprietary reverse mortgage loans.

The uninsured reverse mortgage portfolio consists of approximately 1,500 loans with an unpaid principal balance of $944.0 million at December 31, 2017. The uninsured reverse mortgage portfolio consisted of approximately 1,700 loans with an average borrowers' age of 83 years old and an unpaid principal balance of $1,027.9 million at December 31, 2016. There is currently over collateralization in the portfolio, as the realizable collateral value (the lower of collectible principal and interest, or estimated value of the home) exceeds the outstanding book balance at December 31, 2017 and 2016.

From the acquisition date through December 31, 2017, any changes to the portfolio value as a result of re-estimated cash flows due to changes in actuarial assumptions or actual or expected appreciation or depreciation in property values was immaterial to the portfolio as a whole.

See Note 1 — Business and Summary of Significant Accounting Policies for further details.

Serviced Loans

In conjunction with the OneWest Transaction, the Company services HECM reverse mortgage loans sold to Agencies (Fannie Mae) and securitized in GNMA HMBS pools. HECM loans transferred into the HMBS program have not met all of the requirements for sale accounting and, therefore, the Company has accounted for these transfers as a financing transaction with the loans remaining on the Company's statement of financial position and the proceeds received are recorded as a secured borrowing. The pledged loans and secured borrowings are reported in Assets of discontinued operations and Liabilities of discontinued operations, respectively. See Note 2 — Acquisition and Disposition Activities.

As servicer of HECM loans, the Company is required to repurchase loans out of the HMBS pool upon completion of foreclosure or once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount. These HECM loans are repurchased at a price equal to the unpaid principal balance outstanding on the loan plus accrued interest. The repurchase transaction represents extinguishment of debt. As a result, the HECM loan basis and accounting methodology (retrospective effective interest) would carry forward. However, if the Company classifies these repurchased loans as AHFS, that classification would result in a new accounting methodology. Loans classified as AHFS are carried at LOCOM pending assignment to the Department of Housing and Urban Development ("HUD"). Loans classified as HFI are not assignable to HUD and are subject to periodic impairment assessment. Although permitted under the GNMA HMBS program, the Company does not conduct optional repurchases upon the loan reaching a maturity event (i.e. borrower's death or the property ceases to be the borrower's principal residence). Upon investor consent to servicing transfer in connection with the Financial Freedom Transaction, CIT shall no longer have this obligation. Refer to Note 2 - Discontinued Operations.

In the year ended December 31, 2017, the Company repurchased $118.0 million (unpaid principal balance) of additional HECM loans, all of which were classified as AHFS resulting from the transfer of all reverse mortgage loans to AHFS in connection with the Financial Freedom Transaction. As of December 31, 2017, the Company had an outstanding balance of $136.3 million of HECM loans, of which $177.6 million (unpaid principal balance) is classified as AHFS.

As of December 31, 2016, the Company had an outstanding balance of $122.2 million of HECM loans, of which $32.8 million (unpaid principal balance) were classified as AHFS, $68.1 million were classified as HFI accounted for as PCI loans with an associated remaining purchase discount of $9.1 million. Serviced loans also included $30.4 million that were classified as HFI, accounted for under the effective yield method and have no remaining purchase discount.

Item 8: Financial Statements and Supplementary Data

131 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

See Note 1 for the Company's methodology for recording the allowance for loan losses.

Allowance for Loan Losses and Recorded Investment in Loans (dollars in millions)

	Commercial Banking	Consumer Banking	Total
Year Ended December 31, 2017
Balance — December 31, 2016	$408.4	$24.2	$432.6
Provision for credit losses	88.7	25.9	114.6
Other(1)	(0.8)	(0.1)	(0.9)
Gross charge-offs(2)	(115.2)	(22.5)	(137.7)
Recoveries	21.1	1.4	22.5
Balance — December 31, 2017	$402.2	$28.9	$431.1
Allowance balance at December 31, 2017
Loans individually evaluated for impairment	$26.0	$—	$26.0
Loans collectively evaluated for impairment	368.5	17.5	386.0
Loans acquired with deteriorated credit quality(3)	7.7	11.4	19.1
Allowance for loan losses	$402.2	$28.9	$431.1
Other reserves(1)	$44.5	$—	$44.5
Finance receivables at December 31, 2017
Loans individually evaluated for impairment	$172.7	$—	$172.7
Loans collectively evaluated for impairment	22,930.9	4,048.9	26,979.8
Loans acquired with deteriorated credit quality(3)	55.7	1,905.7	1,961.4
Ending balance	$23,159.3	$5,954.6	$29,113.9
Percent of loans to total loans	79.5%	20.5%	100%
Year Ended December 31, 2016
Balance — December 31, 2015	$336.8	$10.2	$347.0
Provision for credit losses	183.0	11.7	194.7
Other(1)	0.2	2.0	2.2
Gross charge-offs(2)	(133.8)	(2.8)	(136.6)
Recoveries	22.2	3.1	25.3
Balance — December 31, 2016	$408.4	$24.2	$432.6
Allowance balance at December 31, 2016
Loans individually evaluated for impairment	$33.7	$—	$33.7
Loans collectively evaluated for impairment	367.4	17.9	385.3
Loans acquired with deteriorated credit quality(3)	7.3	6.3	13.6
Allowance for loan losses	$408.4	$24.2	$432.6
Other reserves(1)	$43.6	$0.1	$43.7
Finance receivables at December 31, 2016
Loans individually evaluated for impairment	$221.8	$—	$221.8
Loans collectively evaluated for impairment	22,227.3	4,737.0	26,964.3
Loans acquired with deteriorated credit quality(3)	113.2	2,236.6	2,349.8
Ending balance	$22,562.3	$6,973.6	$29,535.9
Percentage of loans to total loans	76.4%	23.6%	100%

(1)
"Other reserves" represents credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other liabilities. "Other" also includes allowance for loan losses associated with loan sales and foreign currency translations.

(2)
Gross charge-offs of amounts specifically reserved in prior periods included $45.9 million and $35.8 million charged directly to the Allowance for loan losses for the years ended December 31, 2017 and December 31, 2016, respectively. These charge offs related to Commercial Banking for both years.

(3)	Represents loans considered impaired as part of the OneWest transaction and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

NOTE 5 - INDEMNIFICATION ASSETS

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

CIT ANNUAL REPORT 2017 132

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

when a qualifying loss event occurs (e.g., loan modification, charge-off of loan balance or liquidation of collateral). Reimbursements approved by the FDIC are received usually within 60 days of submission.

In connection with the lndyMac, First Federal and La Jolla Transactions, the FDIC indemnified the Company against certain future losses for covered loans. For the IndyMac Transaction, First Federal Transaction and La Jolla Transaction, the loss share agreement covering SFR mortgage loans is set to expire March 2019, December 2019 and February 2020, respectively. As of December 31, 2017 and 2016, the recognized indemnification asset is limited to the IndyMac Transaction. No indemnification asset was recognized in connection with the First Federal Transaction and an insignificant indemnification asset balance was associated with the La Jolla Transaction.

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

Indemnification Assets — IndyMac Transaction (dollars in millions)

	Years Ended December 31,
	2017	2016
Loan indemnification(1)	$113.5	$223.0
Reverse mortgage indemnification(2)	—	10.4
Agency claims indemnification(3)	28.9	108.0
Total	$142.4	$341.4
Receivable with the FDIC	$9.2	$12.7

(1)
As of December 31, 2017, the carrying value of the loan indemnification decreased by $109.5 million from December 31, 2016, which comprised of $53.1 million in claim submissions filed with the FDIC during the period and $56.4 million in other (yield and provision for credit losses adjustments).

(2)
During the year ended December 31, 2017, the reverse mortgage indemnification was impaired by its full value within other non-interest income in connection with the agreement to sell the reverse mortgage portfolio as part of the Financial Freedom Transaction.

(3)
During the year ended December 31, 2017, the Company and the FDIC resolved the selling and servicing-related obligations of IndyMac for certain reverse mortgage loans with Fannie Mae. In connection with the settlement, the Company released the FDIC from its indemnification obligation to CIT with respect to the Fannie Mae settled loans, which reduced the indemnification receivable by $77 million.

The amount of net amortization recognized on the indemnification asset from the IndyMac Transaction was $47 million and $22 million for the years ended December 31, 2017 and 2016, respectively. Due to the improving credit quality of the indemnified PCI loans, the decrease in expected credit losses from the indemnified PCI loans results in a decline in expected reimbursements from the FDIC for qualifying losses. Consistent with mirror accounting, the declines in expected cash flows from the FDIC result in a higher negative yield on the indemnification asset applied prospectively over the remaining contract period.

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

Single Family Residential (SFR) Mortgage Loan Indemnification Asset

The FDIC indemnifies the Company against certain credit losses on SFR mortgage loans based on specified thresholds. Prior to the OneWest acquisition, the cumulative losses of the SFR portfolio exceeded the First Loss Tranche ($2.551 billion) with the excess losses reimbursed 80% by the FDIC. As of December 31, 2017, the Company projects the cumulative losses will reach the final loss threshold of "meets or exceeds stated threshold" ($3.826 billion) in May 2018 at which time the excess losses will be reimbursed 95% by the FDIC.

The following table summarizes the submission of qualifying losses (net of recoveries) for reimbursement from the FDIC since inception of the loss share agreement as of December 31, 2017 and 2016, respectively:

Submission of Qualifying Losses for Reimbursement (dollars in millions)

	December 31, 2017	December 31, 2016
Unpaid principal balance	$3,196.5	$3,832.1
Cumulative losses incurred	3,800.6	3,727.8
Cumulative claims	3,794.7	3,722.9
Cumulative reimbursement	939.9	893.7

Item 8: Financial Statements and Supplementary Data

133 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reverse Mortgage Indemnification Asset

The FDIC indemnifies the Company against losses on the first $200.0 million of funds advanced post March 2009, and to fund any advances above $200.0 million.

As of December 31, 2017 and 2016, $134.4 million and $145.2 million, respectively, had been advanced on the reverse mortgage loans post March 2009. Prior to the OneWest Transaction, the cumulative loss submissions and reimbursements totaled $1.8 million from the FDIC. From August 3, 2015 (the date of OneWest Transaction) through December 31, 2017, the Company was reimbursed $2.9 million from the FDIC for the cumulative losses incurred. As of December 31, 2017, the reverse mortgage indemnification asset was zero.

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

1) SFR mortgage loans sold to the Agencies

The FDIC indemnification for third party claims by the Agencies for servicer obligations expired as of the acquisition date; however, for any claims, issues or matters relating to the servicing obligations that are known or identified as of the end of the expired term, the FDIC indemnification protection continues until resolution of such claims, issues or matters.

Prior to the OneWest acquisition, the cumulative loss submissions and reimbursements totaled $5.7 million from the FDIC to cover third party claims made by the Agencies for SFR loans. No material claim submission was made post acquisition. During the year ended December 31, 2017, the Company and the FDIC resolved the selling and servicing-related obligations of IndyMac for SFR mortgage loans with Fannie Mae and the Company released the FDIC from its indemnification obligation to CIT with respect to the settled loans. As of December 31, 2017, the indemnification receivable related to pre-March 2009 servicer obligations for SFR mortgage loans was zero.

2) Reverse mortgage loans sold to the Agencies

The FDIC indemnifies the Company through March 2019 for third party claims made by the Agencies relating to any liabilities or obligations imposed on the seller of HECM loans acquired by the Agencies from IndyMac resulting from servicing errors or servicing obligations prior to March 2009.

Prior to the OneWest Transaction, the cumulative loss submissions totaled $11.2 million and reimbursements totaled $10.7 million from the FDIC to cover third party claims made by the Agencies for reverse mortgage loans. No material claim submission was made post acquisition. During the year ended December 31, 2017, the Company and the FDIC resolved the selling and servicing-related obligations of IndyMac for certain reverse mortgage loans with Fannie Mae. As of December 31, 2017, the indemnification receivable from the FDIC was $29 million related to the pre-March 2009 servicer obligations for certain reverse mortgage loans.

First Federal Transaction

The FDIC agreed to indemnify the Company against certain losses on SFR and commercial HFI loans based on established thresholds.

As of December 31, 2017, the loss share agreements covering the SFR mortgage loans remain in effect (expiring in December 2019) while the agreement covering commercial loans expired (in December 2014). However, pursuant to the terms of the shared-loss agreement, the loss recovery provisions for commercial loans extend for three years past the expiration date (December 2017). The loss thresholds apply to the covered loans collectively. Pursuant to the loss share agreement, the first $932 million (First Loss Tranche) of cumulative losses are borne by the Company without reimbursement by the FDIC. As the Company does not project to reach the required threshold for reimbursement, no indemnification asset was recognized in connection with the First Federal Transaction.

Separately, as part of the loss sharing agreement, the Company is required to make a true-up payment to the FDIC in the event that losses do not exceed a specified level by December 2019. As the Company does not project FDIC reimbursement, there is no indemnification asset and no true-up payment required for the First Federal portfolio.

La Jolla Transaction

The FDIC agreed to indemnify the Company against certain losses on SFR and commercial loans HFI based on established thresholds.

As of December 31, 2017, the loss share agreement covering the SFR mortgage loans remain in effect (expiring in February 2020) while the agreement covering commercial loans expired (in March 2015). However, pursuant to the terms of the loss share agreement, the loss recovery provisions for commercial loans extend for three years past the expiration date (March 2018). The loss thresholds apply to the covered loans collectively. Pursuant to the loss share agreement, the Company's cumulative losses since the acquisition date by OneWest Bank are reimbursed by the FDIC at 80% until the stated threshold ($1.007 billion) is met.

CIT ANNUAL REPORT 2017 134

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Separately, as part of the loss share agreement with La Jolla, the Company is required to make a true-up payment to the FDIC in the event that losses do not exceed a specified level by the tenth anniversary of the agreement (February 2020). The Company currently expects that such payment will be required based upon its forecasted loss estimates for the La Jolla portfolio as the actual and estimated cumulative losses of the acquired covered assets are projected to be lower than the cumulative losses. As of December 31, 2017 and 2016, an obligation of $65.1 million and $61.9 million, respectively, has been recorded as a FDIC true-up liability for the contingent payment measured at estimated fair value. Refer to Note 13 — Fair Value for further discussion.

NOTE 6 - OPERATING LEASE EQUIPMENT

The following table provides the net book value (net of accumulated depreciation of $1.0 billion at December 31, 2017 and $0.9 billion at December 31, 2016) of operating lease equipment, by equipment type.

Operating Lease Equipment (dollars in millions)

	December 31, 2017	December 31, 2016
Railcars and locomotives	$6,260.5	$7,116.5
Other equipment	478.4	369.6
Total(1)	$6,738.9	$7,486.1
(1) Includes equipment off-lease of $488.2 million and $823.5 million at December 31, 2017 and 2016, respectively, primarily consisting of rail assets.

The following table presents future minimum lease rentals due on non-cancellable operating leases at December 31, 2017. Excluded from this table are variable rentals calculated on asset usage levels, re-leasing rentals, and expected sales proceeds from remarketing equipment at lease expiration, all of which are components of operating lease profitability.

Minimum Lease Rentals Due (dollars in millions)

Years Ended December 31,
2018	$675.7
2019	487.2
2020	328.8
2021	198.6
2022	107.9
Thereafter	73.1
Total	$1,871.3

NOTE 7 - INVESTMENT SECURITIES

Investments include debt and equity securities. The Company's debt securities include residential mortgage-backed securities ("MBS"), U.S. Government Agency securities, U.S. Treasury securities, and supranational securities. Equity securities include common stock and warrants, along with restricted stock in the FHLB and FRB.

Investment Securities (dollars in millions)

	December 31, 2017	December 31, 2016
Available-for-sale securities
Debt securities	$6,123.6	$3,674.1
Equity securities	44.7	34.1
Held-to-maturity securities
Debt securities(1)	—	243.0
Securities carried at fair value with changes recorded in net income
Debt securities	0.4	283.5
Non-marketable investments(2)	301.2	256.4
Total investment securities	$6,469.9	$4,491.1
(1) Recorded at amortized cost.
(2) Non-marketable investments include securities of the FRB and FHLB carried at cost of $258.9 million at December 31, 2017 and $239.7 million at December 31, 2016. The remaining non-marketable investments include ownership interests greater than 3% in limited partnership investments that are accounted for under the equity method, other investments carried at cost, which include qualified Community Reinvestment Act (CRA) investments, equity fund holdings and shares issued by customers during loan work out situations or as part of an original loan investment, totaling $42.3 million and $16.7 million at December 31, 2017 and December 31, 2016, respectively.

CIT early adopted ASU 2017-12, Derivatives and Hedging (Topic 815) -Targeted Improvements to Accounting for Hedging Activities, in the fourth quarter of 2017, effective January 01, 2017. As a result of the adoption, CIT reclassified HTM debt

Item 8: Financial Statements and Supplementary Data

135 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

securities with an amortized cost of $207 million, as of the date of transfer, to AFS after evaluating and confirming that these debt securities met the eligibility criteria. For further discussion, see Note 1- Business and Summary of Significant Accounting Policies.

Realized investment gains totaled $33.9 million, $29.3 million, and $8.1 million for the years ended 2017, 2016, and 2015, respectively. In addition, the Company maintained $1.4 billion and $5.6 billion of interest bearing deposits at December 31, 2017 and December 31, 2016, respectively, which are cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Interest income — investments / reverse repos	$128.9	$82.1	$43.7
Interest income — interest bearing deposits	57.7	33.1	17.1
Dividends — investments	10.9	16.7	10.4
Total interest and dividends	$197.5	$131.9	$71.2

Securities Available-for-Sale

The following table presents amortized cost and fair value of securities AFS and securities held-to-maturity ("HTM").

Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Debt securities AFS
Mortgage-backed Securities
U.S. government agency securities	$5,010.2	$2.1	$(62.1)	$4,950.2
Non-agency securities	297.3	21.7	(0.5)	318.5
U.S. government agency obligations	25.0	—	(0.2)	24.8
U.S. Treasury securities	297.7	0.2	(0.2)	297.7
Supranational securities	449.8	—	(0.3)	449.5
State & Municipal Bonds	16.2	—	(0.4)	15.8
Corporate Bonds - Foreign	65.7	1.4	—	67.1
Total debt securities AFS	6,161.9	25.4	(63.7)	6,123.6
Equity securities AFS	45.8	—	(1.1)	44.7
Total securities AFS	$6,207.7	$25.4	$(64.8)	$6,168.3
December 31, 2016
Debt securities AFS
Mortgage-backed Securities
U.S. government agency securities	$2,073.6	$1.6	$(32.3)	$2,042.9
Non-agency securities	471.7	15.6	(1.8)	485.5
U.S. government agency obligations	649.9	—	(3.9)	646.0
U.S. Treasury securities	299.9	—	(0.4)	299.5
Supranational securities	200.2	—	—	200.2
Total debt securities AFS	3,695.3	17.2	(38.4)	3,674.1
Equity securities AFS	35.0	—	(0.9)	34.1
Total securities AFS	3,730.3	17.2	(39.3)	3,708.2
Debt Securities HTM
Mortgage-backed securities
U.S. government agency securities	110.0	0.7	(3.3)	107.4
State and municipal	27.7	—	(0.5)	27.2
Foreign government	2.4	—	—	2.4
Corporate — foreign	102.9	6.2	—	109.1
Total debt securities HTM	243.0	6.9	(3.8)	246.1
Total	$3,973.3	$24.1	$(43.1)	$3,954.3

CIT ANNUAL REPORT 2017 136

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the debt securities AFS by contractual maturity dates:

Maturities (dollars in millions)

	December 31, 2017
	Amortized Cost	Fair Value	Weighted Average Yields
Mortgage-backed securities - U.S. government agency securities
After 5 but within 10 years	$198.7	$196.9	2.05%
Due after 10 years	4,811.5	4,753.3	2.50%
Total	5,010.2	4,950.2	2.48%
Mortgage-backed securities - non agency securities
After 1 but within 5 years	12.5	12.5	5.16%
After 5 but within 10 years	6.9	7.4	4.56%
Due after 10 years	277.9	298.6	5.72%
Total	297.3	318.5	5.67%
U.S. government agency obligations
After 1 but within 5 years	25.0	24.8	2.14%
Total	25.0	24.8	2.14%
U.S. Treasury Securities
Due within 1 year	199.3	199.1	1.19%
After 5 but within 10 years	98.4	98.6	2.44%
Total	297.7	297.7	1.60%
Supranational securities
Due within 1 year	399.8	399.8	1.19%
After 1 but within 5 years	50.0	49.7	2.02%
Total	449.8	449.5	1.28%
State and Municipal Bonds
Due within 1 year	0.1	0.1	2.36%
After 1 but within 5 years	0.1	0.1	2.56%
After 5 but within 10 years	0.3	0.3	2.70%
Due after 10 years	15.7	15.3	2.35%
Total	16.2	15.8	2.36%
Corporate Bonds - Foreign
After 1 but within 5 years	65.7	67.1	6.12%
Total	65.7	67.1	6.12%
Total debt securities available-for-sale	$6,161.9	$6,123.6	2.54%

The following table summarizes the gross unrealized losses and estimated fair value of AFS securities and HTM securities aggregated by investment category and length of time that the securities have been in a continuous unrealized loss position.

Gross Unrealized Losses (dollars in millions)

	December 31, 2017
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$3,492.2	$(30.9)	$1,151.4	$(31.2)
Non-agency securities	2.1	—	0.4	(0.5)
U.S. government agency obligations	24.8	(0.2)	—	—
U.S. Treasury Securities	199.1	(0.2)	—	—
State and Municipal Bonds	—	—	13.6	(0.4)
Supranational securities	349.5	(0.3)	—	—
Total debt securities AFS	4,067.7	(31.6)	1,165.4	(32.1)
Equity securities AFS	0.1	(0.2)	44.5	(0.9)
Total securities available-for-sale	$4,067.8	$(31.8)	$1,209.9	$(33.0)

Item 8: Financial Statements and Supplementary Data

137 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Changes in Accretable Yield for PCI Securities (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Beginning Balance(1)	$165.0	$189.0	$204.4
Accretion into interest income	(23.4)	(29.2)	(13.5)
Reclassifications from non-accretable difference due to increasing cash flows	2.4	4.7	—
Reclassifications to non-accretable difference due to decreasing cash flows	(2.2)	0.5	(1.7)
Disposals	(40.1)	—	(0.2)
Balance at year end	$101.7	$165.0	$189.0
(1) For year ended December 31, 2015, the beginning balance is as of August 3, 2015, the acquisition date of OneWest Bank.

The estimated fair value of PCI securities was $312.5 million and $478.9 million with a par value of $387.6 million and $615.2 million as of December 31, 2017 and December 31, 2016, respectively.

Securities Carried at Fair Value with changes Recorded in Net Income

The amortized cost and the fair value of Securities Carried at Fair Value with changes Recorded in Net Income were $0.4 million as of December 31, 2017 with a weighted average yield of 41.8%. The amortized cost and the fair value were $277.5 million and $283.5 million as of December 31, 2016, respectively.

The unrealized losses totaled to $0.7 million and unrealized gains to $6.7 million as of December 31, 2016. No unrealized losses were reported as of December 31, 2017.

Other Than Temporary Impairment

As discussed in Note 1 — Business and Summary of Significant Accounting Policies, the Company conducted and documented its periodic review of all securities with unrealized losses, which it performs to evaluate whether the impairment is other than temporary.

For PCI securities, management determined certain PCI securities with unrealized losses were deemed credit-related and recognized OTTI credit-related losses of $1.1 million, $3.3 million and $2.8 million as other than temporary write-downs for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively.

The Company reviewed debt securities AFS with unrealized losses and determined that the unrealized losses were not OTTI. The unrealized losses were not credit-related and believes it is not more-likely-than-not that the Company will have to sell prior to the recovery of the amortized cost basis.

CIT ANNUAL REPORT 2017 138

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviewed equity securities classified as AFS with unrealized losses and determined that the unrealized losses were not OTTI. The unrealized losses were not credit-related.

There were no unrealized losses on non-marketable investments.

NOTE 8 — OTHER ASSETS

The following table presents the components of other assets.

Other Assets (dollars in millions)

	December 31, 2017	December 31, 2016
Tax credit investments and investments in unconsolidated subsidiaries(1)	$247.6	$220.2
Counterparty receivables	241.3	437.3
Current and deferred federal and state tax assets	205.2	201.3
Property, furniture and fixtures	173.9	191.1
Indemnification assets	142.4	341.4
Intangible assets	113.0	140.7
Other(2)(3)	472.1	585.0
Total other assets	$1,595.5	$2,117.0

(1)
Included in this balance are LIHTC of $182.8 million and $151.3 million as of December 31, 2017, and December 31, 2016, respectively, that provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. As a limited partner, the Company has no significant influence over the operations. During 2017, the Company recorded a cumulative earnings adjustment due to its accounting policy change for LIHTC from the equity method to the proportional amortization method as the preferable method. Refer to Note 1 - Business and Summary of Significant Accounting Policy for additional information. The Company had recognized a pre-tax loss of $12.1 million and no post-tax amortization expense during 2016. In addition, during 2017 and 2016, the Company recognized total tax benefits of $29.6 million and $20.6 million, respectively, which included tax credits of $22.6 million and $15.9 million recorded in income taxes. During 2017, the Company recorded $50.8 million in tax provision under the proportional amortization method. The Company is periodically required to provide additional financial support during the investment period. The Company's liability for these unfunded commitments was $66.6 million and $62.3 million at December 31, 2017, and December 31, 2016, respectively. See Note 10 — Borrowings.

(2)	Other includes executive retirement plan and deferred compensation, other deferred charges, prepaid expenses, accrued interest and dividends, and other miscellaneous assets.

(3)
Other also includes servicing advances. As of December 31, 2017 and December 31, 2016, the loans serviced for others total $34.1 million and $55.1 million for single family mortgage loans, respectively.

Item 8: Financial Statements and Supplementary Data

139 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 — DEPOSITS

The following table provides detail on the types, rates and maturities of deposits.

Deposits — Rates and Maturities (dollars in millions)

	December 31, 2017
	Amount	Rate
Deposits — no stated maturity
Non-interest-bearing checking	$1,352.0	—%
Interest-bearing checking	2,653.3	0.59%
Money market	5,075.5	0.85%
Savings	5,986.7	1.12%
Other	153.7	NM
Total checking and savings deposits	15,221.2
Certificates of deposit, remaining contractual maturity:
Within one year	7,832.5	1.27%
One to two years	3,069.7	1.94%
Two to three years	1,619.8	2.23%
Three to four years	633.2	2.40%
Four to five years	167.1	2.35%
Over five years	1,021.5	3.32%
Total certificates of deposit	14,343.8	1.73%
Purchase accounting adjustments	4.3
Total Deposits	$29,569.3
NM Not meaningful — includes certain deposits such as escrow accounts, security deposits, and other similar accounts.

The following table presents the maturity profile of other time deposits with a denomination of $100,000 or more.

Certificates of Deposit $100,000 or More (dollars in millions)

	December 31, 2017	December 31, 2016
U.S. certificates of deposits:
Three months or less	$1,414.6	$1,725.4
After three months through six months	1,519.0	1,902.6
After six months through twelve months	2,825.3	2,907.7
After twelve months	5,713.4	7,013.4
Total	$11,472.3	$13,549.1

NOTE 10 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	December 31, 2017			December 31, 2016
	CIT Group Inc.	Subsidiaries	Total	Total
Senior Unsecured	$3,737.5	$—	$3,737.5	$10,599.0
Secured borrowings:
Structured financings	—	1,541.4	1,541.4	1,925.7
FHLB advances	—	3,695.5	3,695.5	2,410.8
Total Borrowings	$3,737.5	$5,236.9	$8,974.4	$14,935.5

The following table summarizes contractual maturities of borrowings outstanding, which excludes PAA discounts, original issue discounts, and FSA discounts.

Contractual Maturities — Borrowings as of December 31, 2017 (dollars in millions)

	2018	2019	2020	2021	2022	Thereafter	Contractual Maturities
Senior unsecured notes	$—	$1,383.0	$435.6	$—	$1,150.0	$801.4	$3,770.0
Structured financings	226.3	770.7	70.5	63.4	58.0	360.0	1,548.9
FHLB advances	1,400.0	1,145.5	1,150.0	—	—	—	3,695.5
	$1,626.3	$3,299.2	$1,656.1	$63.4	$1,208.0	$1,161.4	$9,014.4

CIT ANNUAL REPORT 2017 140

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unsecured Borrowings

Revolving Credit Facility

In February 2018, the Company's existing revolving credit facility was amended. See Note 30 - Subsequent Events. The following information was in effect at December 31, 2017.

The Revolving Credit Facility had a total commitment amount of $750 million and the maturity date of the commitment was January 25, 2019. The applicable margin charged under the facility was 2.00% for LIBOR Rate loans and 1.00% for Base Rate loans.

The Revolving Credit Facility was amended in February 2017 to lower the total commitments from $1.5 billion to $1.4 billion and to further extend the final maturity date of the lenders’ commitments. On April 4, 2017, upon consummation of the Commercial Air Sale, the total commitment amount under the Revolving Credit Facility was reduced from $1.4 billion to $750 million and the covenant requiring that the Company maintain a minimum $6 billion consolidated net worth was replaced by a covenant requiring that the Company maintain a minimum Tier 1 capital ratio of 9.0%. Also upon the consummation of the Commercial Air Sale, one of the nine domestic operating subsidiaries of the Company was discharged and released as a guarantor under the Revolving Credit Facility. As of December 31, 2017, the Revolving Credit Facility was unsecured and was guaranteed by eight of the Company’s domestic operating subsidiaries. In addition, the applicable required minimum guarantor asset coverage ratio ranged from 1.0:1.0 to 1.5:1.0 and was 1.25:1.0 at this date.

The Revolving Credit Facility may be drawn and prepaid at the option of CIT. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty. There were no outstanding borrowings at December 31, 2017 and 2016. The amount available to draw upon at December 31, 2017 was $695 million, with the remaining amount of approximately $55 million being utilized for issuance of letters of credit to customers.

Senior Unsecured Notes

The following table presents the principal amounts by maturity date.

Maturity Date	Rate (%)	Date of Issuance	Par Value
February 2019	5.500%	February 2012	$383.0
February 2019	3.875%	February 2014	1,000.0
May 2020	5.375%	May 2012	435.6
August 2022	5.000%	August 2012	1,150.0
August 2023	5.000%	August 2013	750.0
Weighted average rate and total	4.793%		$3,718.6

CIT redeemed on May 4, 2017, 100% of the aggregate principal amount (approximately $4.84 billion) of its outstanding (i) $1,725.8 million, 4.250% Senior Unsecured Notes due August 2017; (ii) $1,465.0 million, 5.250% Senior Unsecured Notes due March 2018; (iii) $695.0 million, 6.625% Series C Unsecured Notes due April 2018; and (iv) $955.9 million, 5.000% Senior Unsecured Notes due May 2018, at an aggregate premium of $98 million.

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

On September 15, 2017, CIT announced an offer to purchase for cash (the "Tender Offer") up to $800 million in aggregate of its outstanding (i) 5.500% Series C Unsecured Notes due February 2019 (the "2019 Notes"), (ii) 5.375% Senior Unsecured Notes due May 2020 (the "2020 Notes") and (iii) 5.000% Senior Unsecured Notes due August 2022 (the "2022 Notes"). On September 28, 2017, CIT announced that all $800 million of the tender offer had been subscribed as of the early participation deadline for total consideration of $861.2 million, including a premium of $50.6 million and accrued interest of $9.3 million. CIT purchased $398 million of the "2019 Notes", $302 million of the "2020 Notes" and $100 million of the "2022 Notes" that were tendered.

In addition to the premium payments noted above, included in the loss on debt extinguishment of $220.0 million for the year ended December 31, 2017 are transaction costs and acceleration of deferred costs.

The Indentures for the senior unsecured notes limit the Company's ability to create liens, merge or consolidate, or sell, transfer, lease or dispose of all or substantially all of its assets. Upon a Change of Control Triggering Event, as defined in the Indentures for the senior unsecured notes, holders of the senior unsecured notes will have the right to require the Company, as applicable, to repurchase all or a portion of the senior unsecured notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of such repurchase.

In addition to the above table, there is an unsecured note outstanding with a 6.0% coupon and a carrying value of $39.6 million (par value of $51 million) that matures in 2036.

Item 8: Financial Statements and Supplementary Data

141 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Secured Borrowings

At December 31, 2017 the Company had pledged $28.2 billion of assets (including collateral for the FRB discount window that is currently not drawn) although the collateral specifically identified and used to calculate available borrowings was $13.1 billion, which included $11.6 billion of loans (including amounts held for sale), $1.2 billion of operating lease assets, $0.2 billion of cash and $0.1 billion of investment securities. Under the FHLB Facility, CIT Bank may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral provided that CIT Bank is in compliance with the collateral maintenance requirement immediately following such disposition and all other requirements of the facility at the time of such disposition.

FHLB Advances

As a member of the FHLB of San Francisco, CIT Bank N.A. can access financing based on an evaluation of its creditworthiness, statement of financial position, size and eligibility of collateral. The interest rates charged by the FHLB for advances typically vary depending upon maturity, the cost of funds of the FHLB, and the collateral provided for the borrowing and the advances are secured by certain Bank assets and bear either a fixed or floating interest rate. The FHLB advances are collateralized by a variety of consumer and commercial loans, including SFR mortgage loans, multi-family mortgage loans, commercial real estate loans, certain foreclosed properties and certain amounts receivable under a loss sharing agreement with the FDIC.

As of December 31, 2017, the Company had $5.2 billion of financing availability with the FHLB, of which $1.4 billion was unused and available, and $87.8 million was being utilized for issuance of letters of credit related to deposits. FHLB Advances as of December 31, 2017, have a weighted average rate of 1.56%. The following table includes the total carrying value of FHLB Advances and pledged assets(1).

FHLB Advances with Pledged Assets(1) Summary (dollars in millions)

	December 31, 2017		December 31, 2016
	FHLB Advances	Pledged Assets(1)	FHLB Advances	Pledged Assets(1)
Total	$3,695.5	$6,154.1	$2,410.8	$6,389.7
(1) For purposes of this table the term “Pledged Assets” means the assets required under the collateral maintenance requirement in connection with FHLB advances at each of the dates.

Structured Financings

Set forth in the following table are amounts primarily related to structured financings of and assets owned by consolidated VIEs. Creditors of these VIEs received ownership and/or security interests in the assets. These entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. Structured financings as of December 31, 2017, had a weighted average rate of 3.75%, which ranged from 0.55% to 5.5%.

Structured Financings and Pledged Assets Summary (dollars in millions)

	December 31, 2017		December 31, 2016
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Business Capital	$768.8	$2,838.6	$949.8	$2,608.0
Rail(1)(2)	772.6	1,272.0	860.1	1,327.5
Commercial Finance	—	—	—	0.2
Subtotal — Commercial Banking	1,541.4	4,110.6	1,809.9	3,935.7
Non-Strategic Portfolios	—	—	115.8	212.6
Total	$1,541.4	$4,110.6	$1,925.7	$4,148.3

(1)
At December 31, 2017, the TRS Transactions related borrowings and pledged assets, respectively, of $493.0 million and $818.6 million were included in Rail. The TRS Transactions are described in Note 11 — Derivative Financial Instruments.

(2)
At December 31, 2017, secured borrowings and pledged assets, respectively, of $250.3 million and $421.9 million were related to the pending sale of our European Rail business, NACCO, and will be transferred to the buyer upon sale of that business.

Not included in the above table are current borrowings of discontinued operations of $268.2 million and $1,571 million, at December 31, 2017 and 2016, respectively. See Note 2 — Discontinued Operations.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight, borrowings. The borrowing capacity is determined by the FRB based on the collateral pledged.

There were no outstanding borrowings with the FRB Discount Window as of December 31, 2017 and 2016.

CIT ANNUAL REPORT 2017 142

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Variable Interest Entities ("VIEs")

Described below are the results of the Company's assessment of its variable interests in order to determine its current status with regards to being the VIE primary beneficiary.

Consolidated VIEs

The Company utilizes VIEs in the ordinary course of business to support its own and its customers' financing needs. Each VIE is a separate legal entity and maintains its own books and records. The most significant types of VIEs that CIT utilizes are 'on balance sheet' secured financings of pools of leases and loans originated by the Company where the Company is the primary beneficiary. Refer to Note 1 — Business and Summary of Significant Accounting Policies for further discussion.

Unconsolidated VIEs

Unconsolidated VIEs include government sponsored entity ("GSE") securitization structures, private-label securitizations and limited partnership interests where the Company's involvement is limited to an investor interest where the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE and limited partnership interests.

The Company has certain contractual obligations related to the HECM loans and the GNMA HMBS securitizations, which are VIEs for which CIT is not the PB. The Company, as servicer of these HECM loans, is currently obligated to fund future borrower advances, which include fees paid to taxing authorities for borrowers' unpaid taxes and insurance, mortgage insurance premiums and payments made to borrowers for line of credit draws on HECM loans.

In addition, the Company is required to repurchase the HECM loans once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount or when the property forecloses to OREO, which reduces the secured borrowing balance. Additionally the Company services $140.3 million and $160.2 million of HMBS outstanding principal balance at December 31, 2017, and December 31, 2016, respectively, for transferred loans securitized by IndyMac for which OneWest Bank prior to the acquisition had purchased the mortgage servicing rights ("MSRs") in connection with the IndyMac Transaction. The carrying value of the MSRs was not significant at December 31, 2017 and December 31, 2016. As the HECM loans are federally insured by the FHA and the secured borrowings guaranteed to the investors by GNMA, the Company does not believe maximum loss exposure as a result of its involvement is material.

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

Unconsolidated VIEs Carrying Value (dollars in millions)

	December 31, 2017		December 31, 2016
	Securities	Partnership Investment	Securities	Partnership Investment
Agency securities	$4,950.2	$—	$2,152.9	$—
Non agency securities — Other servicer	318.8	—	769.0	—
Tax credit equity investments	—	198.8	—	167.7
Equity investments	—	38.6	—	11.4
Total Assets	$5,269.0	$237.4	$2,921.9	$179.1
Commitments to tax credit investments	$—	$66.6	$—	$62.3
Total Liabilities	$—	$66.6	$—	$62.3
Maximum loss exposure(1)	$5,269.0	$237.4	$2,921.9	$179.1

(1)	Maximum loss exposure to the unconsolidated VIEs excludes the liability for representations and warranties, corporate guarantees and also excludes servicing advances.

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

See Note 1 — Business and Summary of Significant Accounting Policies for further description of the Company's derivative transaction policies.

Item 8: Financial Statements and Supplementary Data

143 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	December 31, 2017			December 31, 2016
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Qualifying Hedges
Foreign currency forward contracts — net investment hedges	$977.3	$0.2	$(18.7)	$817.9	$16.9	$—
Total Qualifying Hedges	977.3	0.2	(18.7)	817.9	16.9	—
Non-Qualifying Hedges
Interest rate swaps(2)	7,112.0	60.8	(38.6)	5,309.2	63.0	(50.1)
Written options	2,744.3	—	(0.7)	2,626.5	0.1	(1.0)
Purchased options	2,571.5	0.7	—	2,129.6	1.0	(0.1)
Foreign currency forward contracts	1,375.5	6.9	(14.9)	1,329.8	30.2	(6.0)
Total Return Swap (TRS)	182.4	—	(14.1)	587.5	—	(11.3)
Equity Warrants	0.8	—	—	1.0	0.2	—
Interest Rate Lock Commitments	7.7	0.1	—	20.7	0.1	(0.1)
Forward sale commitments on agency MBS	8.0	—	—	39.0	0.1	—
Credit derivatives	285.1	—	—	267.6	—	(0.2)
Total Non-qualifying Hedges	14,287.3	68.5	(68.3)	12,310.9	94.7	(68.8)
Total Hedges	$15,264.6	$68.7	$(87.0)	$13,128.8	$111.6	$(68.8)

(1)	Presented on a gross basis.

(2)	Fair value balances include accrued interest.

TRS Transactions

As of December 31, 2017, CIT was party to a financing facility between a Dutch wholly-owned subsidiary of CIT and Goldman Sachs International ("GSI"), which was structured as a total return swap ("TRS"). Amounts available for advances (otherwise known as the unused portion) were accounted for as derivatives and recorded at the estimated fair value. The total facility capacity available under the Dutch TRS was $625 million at December 31, 2017 and 2016. The utilized portion reflects the borrowing.

The aggregate "notional amounts" of the Dutch TRS of $182.4 million at December 31, 2017, and the Dutch TRS and Canadian TRS of $587.5 million at December 31, 2016, represent the aggregate unused portions and constitute derivative financial instruments. These notional amounts were calculated as the maximum facility commitment amount, $625 million, under the Dutch TRS less the actual adjusted qualifying borrowing outstanding of $442.6 million under the facility at December 31, 2017, and the maximum aggregate facility commitment amount, $1,062.3 million at December 31, 2016, under the Dutch TRS and Canadian TRS less the aggregate actual adjusted qualifying borrowing base outstanding of $474.8 million at December 31, 2016. The notional amounts of the derivatives will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities ("ABS") to investors. If CIT funds additional ABS under the Dutch TRS, the aggregate adjusted qualifying borrowing base of the total return swap will increase and the notional amount of the derivative will decrease accordingly.

Valuation of the derivatives related to the TRS Transactions is based on several factors using a discounted cash flow (“DCF”) methodology, including:

•	Funding costs for similar financings based on current market conditions;

•	Forecasted amortization, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion; and

•	Specific to the Dutch TRS, forecasted usage of the long-dated facilities through the final maturity date in 2028.

Based on the Company's valuation, a liability of $14.1 million and $11.3 million was recorded at December 31, 2017, and 2016, respectively. The increase in liability of $2.8 million and the decrease in liability of $43.6 million for the years ended December 31, 2017, and 2016, respectively, were recognized in Other Non-Interest Income.

As of December 31, 2016 CIT was also party to a TRS with its wholly owned Canadian subsidiary ("CFL"). In order to prepare for the previously announced sale of the Company's commercial aircraft leasing business to Avolon Holdings Limited, CIT redeemed in December 2016 the commercial aircraft securitization transaction utilized as a reference obligation in the Canadian TRS, causing the Canadian TRS to become fully unutilized. As a result, the Company and its Board of Directors decided to terminate the Canadian TRS in order to further simplify the Company's business model and reduce earnings volatility resulting from the mark-to-market of the Canadian TRS derivative. On December 7, 2016, CFL entered into a Fourth Amendment and Restated Confirmation (the "Termination Agreement") with GSI to terminate the Canadian TRS and the facility was terminated on January 17, 2017. The Termination agreement required payment by CFL to GSI on December 7, 2016, of the present value of the remaining facility fee in an amount equal to approximately $280 million. The reduction of liability associated with the TRS Transaction of approximately $37 million resulted in a net pretax charge for the Company of approximately $245 million in the fourth quarter of 2016. As a result of the Termination agreement, the unsecured counterparty receivable held by GSI under the Canadian TRS was also released.

CIT ANNUAL REPORT 2017 144

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Interest expense related to the TRS Transactions is affected by the following:

* A fixed facility fee of 2.85% per annum times the maximum facility commitment amount,
* A variable amount based on one-month or three-month USD LIBOR time the "utilized amount" (effectively the "adjusted qualifying borrowing base") of the total return swap, and
* A reduction in interest expense due to the recognition of the payment of any original issue discount from GSI on the various ABS.

Impact of Collateral and Netting Arrangements on the Total Derivative Portfolio

The following tables present a summary of our derivative portfolio, which includes the gross amounts of recognized financial assets and liabilities; the amounts offset in the consolidated balance sheet; the net amounts presented in the consolidated balance sheet; the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in the offset amount above, and the amount of cash collateral received or pledged. Derivative transactions are documented under an International Swaps and Derivatives Association ("ISDA") agreement.

Offsetting of Derivative Assets and Liabilities (dollars in millions)(1)

				Gross Amounts not offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Derivative Financial Instruments(2)	Cash Collateral Pledged / (Received)(2)(3)	Net Amount
December 31, 2017
Derivative assets	$68.7	$—	$68.7	$(18.7)	$(8.4)	$41.6
Derivative liabilities	(87.0)	—	(87.0)	18.7	23.0	(45.3)
December 31, 2016
Derivative assets	$111.6	$—	$111.6	$(30.9)	$(48.7)	$32.0
Derivative liabilities	(68.8)	—	(68.8)	30.9	5.0	(32.9)

(1)
Due to a change in clearinghouse rules, the Company accounts for swap contracts cleared by the Chicago Mercantile Exchange (“CME”) as “settled-to-market” effective January 2017. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. The Company’s swap contracts cleared by LCH Clearnet (“LCH”) continue to be accounted for as “collateralized-to-market” and variation margin balances are characterized as collateral against derivative exposures. At December 31, 2017, gross amount of recognized assets and liabilities were lower by $5.4 million and 10.4 million, respectively.

(2)
The Company's derivative transactions are governed by ISDA agreements that allow for net settlements of certain payments as well as offsetting of all contracts ("Derivative Financial Instruments") with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. We believe our ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure. In conjunction with the ISDA agreements, the Company has entered into collateral arrangements with its counterparties which provide for the exchange of cash depending on change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon an event of default of one of the counterparties.

(3)	Collateral pledged or received is included in Other assets or Other liabilities, respectively.

Item 8: Financial Statements and Supplementary Data

145 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the impact of derivatives on the statements of income.

Derivative Instrument Gains and Losses (dollars in millions)

		Years Ended December 31,
Derivative Instruments	Gain / (Loss) Recognized	2017	2016	2015
Non Qualifying Hedges
Interest rate swaps	Other non-interest income	$8.5	$7.9	$4.6
Interest rate options	Other non-interest income	0.4	0.6	1.6
Foreign currency forward contracts	Other non-interest income	(34.2)	26.2	116.5
Equity warrants	Other non-interest income	(0.2)	(0.2)	0.2
Total Return Swaps (TRS)	Other non-interest income	(2.8)	43.6	(30.4)
Interest Rate Lock Commitments	Other non-interest income	0.1	(0.2)	—
Forward sale commitments on agency MBS	Other non-interest income	(0.4)	1.1	—
Risk Participation Agreements	Other non-interest income	(0.1)	1.8	—
Total Non-qualifying Hedges		(28.7)	80.8	92.5
Total derivatives-income statement impact		$(28.7)	$80.8	$92.5

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives — effective portion reclassified from AOCI to income	Total income statement impact	Derivatives — effective portion recorded in OCI	Total change in OCI for period
Year Ended December 31, 2017
Foreign currency forward contracts — net investment hedges	$13.4	$13.4	$(74.7)	$(88.1)
Total	$13.4	$13.4	$(74.7)	$(88.1)
Year Ended December 31, 2016
Foreign currency forward contracts — net investment hedges	$1.8	$1.8	$2.7	$0.9
Total	$1.8	$1.8	$2.7	$0.9
Year Ended December 31, 2015
Foreign currency forward contracts — net investment hedges	$33.8	$33.8	$128.4	$94.6
Total	$33.8	$33.8	$128.4	$94.6

NOTE 12 — OTHER LIABILITIES

The following table presents components of other liabilities:

	December 31, 2017	December 31, 2016
Accrued expenses and accounts payable	$584.8	$580.4
Current and deferred taxes payable	204.3	250.6
Fair value of derivative financial instruments, and other	87.5	69.0
Accrued interest payable	86.6	181.2
Other(1)	473.9	816.4
Total other liabilities	$1,437.1	$1,897.6
(1) Other consists of unsettled investment security purchased of $0 million and $201.2 million as of December 31, 2017 and 2016, respectively, contingent performance liability, and other miscellaneous liabilities.

NOTE 13 — FAIR VALUE

Fair Value Hierarchy

The Company is required to report fair value measurements for specified classes of assets and liabilities. See Note 1 — "Business and Summary of Significant Accounting Policies" for fair value measurement policy.

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy. The fair value of the Company's assets and liabilities where the measurement objective specifically requires the use of fair value are set forth in the tables below.

CIT ANNUAL REPORT 2017 146

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disclosures that follow in this note exclude assets and liabilities classified as discontinued operations.

Financial Assets and Liabilities Measured at Estimated Fair Value on a Recurring Basis

The following table summarizes the Company's assets and liabilities measured at estimated fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
December 31, 2017
Assets
Debt Securities AFS	$6,123.6	$199.0	$5,538.8	$385.8
Securities carried at fair value with changes recorded in net income	0.4	—	—	0.4
Equity Securities AFS	44.7	0.2	44.5	—
Derivative assets at fair value — non-qualifying hedges(1)	68.5	—	68.4	0.1
Derivative assets at fair value — qualifying hedges	0.2	—	0.2	—
Total	$6,237.4	$199.2	$5,651.9	$386.3
Liabilities
Derivative liabilities at fair value — non-qualifying hedges(1)	$(68.3)	$—	$(54.2)	$(14.1)
Derivative liabilities at fair value — qualifying hedges	(18.7)	—	(18.7)	—
Consideration holdback liability	(46.0)	—	—	(46.0)
FDIC True-up Liability	(65.1)	—	—	(65.1)
Total	$(198.1)	$—	$(72.9)	$(125.2)
December 31, 2016
Assets
Debt Securities AFS	$3,674.1	$200.1	$2,988.5	$485.5
Securities carried at fair value with changes recorded in net income	283.5	—	—	283.5
Equity Securities AFS	34.1	0.3	33.8	—
Derivative assets at fair value — non-qualifying hedges(1)	94.7	—	94.7	—
Derivative assets at fair value — qualifying hedges	16.9	—	16.9	—
Total	$4,103.3	$200.4	$3,133.9	$769.0
Liabilities
Derivative liabilities at fair value — non-qualifying hedges(1)	$(68.8)	$—	$(57.3)	$(11.5)
Consideration holdback liability	(47.2)	—	—	(47.2)
FDIC True-up Liability	(61.9)	—	—	(61.9)
Total	$(177.9)	$—	$(57.3)	$(120.6)

(1)	Derivative fair values include accrued interest.

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

Derivative Assets and Liabilities — These derivatives are valued using models that incorporate inputs depending on the type of derivative, such as interest rate curves, foreign exchange rates and volatility. Readily observable market inputs to models can be validated to external sources, including industry pricing services, or corroborated through recent trades, broker dealer quotes, yield curves, or other market-related data. As such, these derivative instruments are valued using a Level 2 methodology. In addition, these derivative values incorporate an assessment of the risk of counterparty nonperformance, measured based on the Company's evaluation of credit risk. The fair value of the TRS derivative, written options on certain CIT Bank CDs and credit derivatives were estimated using Level 3 inputs.

FDIC True-up Liability —The FDIC True-up liability was recorded at estimated fair value as of the Acquisition Date and is remeasured to fair value at each reporting date until the contingency is resolved. The FDIC True-up liability was valued using the discounted cash flow method based on the terms specified in the loss share agreement with the FDIC, the actual FDIC payments collected and significant unobservable inputs, including a risk-adjusted discount rate (reflecting the Company's credit risk plus a liquidity premium), prepayment and default rates. Due to the significant unobservable inputs used to calculate the estimated fair value, these measurements are classified as Level 3.

Item 8: Financial Statements and Supplementary Data

147 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consideration Holdback Liability — In connection with the OneWest acquisition, the parties negotiated 4 separate holdbacks related to select trailing risks, totaling $116 million, which reduced the cash consideration paid at closing. Any unapplied Holdback funds at the end of the respective holdback periods, which range from 1 — 5 years, are payable to the former OneWest shareholders. Unused funds for any of the four holdbacks cannot be applied against another holdback amount. The range of potential holdback to be paid is from $0 to $116 million. Based on management's estimate of the probability of each holdback it was determined that the probable amount of holdback to be paid was originally recorded at $62.4 million and currently is $46.0 million. The amount expected to be paid was discounted based on CIT's cost of funds, which approximates a market rate. This contingent consideration was measured at fair value at the Acquisition Date and is re-measured at fair value in subsequent accounting periods, with the changes in fair value recorded in the statement of income, until the related contingent issues are resolved. Gross payments, which are determined based on the Company's probability assessment, are discounted at a rate approximating the Company's average coupon rate on deposits and borrowings. Due to the significant unobservable inputs used to calculate the estimated fair value, these measurements are classified as Level 3.

The following tables summarize information about significant unobservable inputs related to the Company's categories of Level 3 financial assets and liabilities measured on a recurring basis as of December 31, 2017 and 2016.

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2017
Assets
Securities — AFS	$385.8	Discounted cash flow	Discount Rate	0.0% – 37.1%	4.6%
			Prepayment Rate	2.1% – 22.3%	8.8%
			Default Rate	0.0% – 7.3%	3.7%
			Loss Severity	0.3% – 72.4%	35.3%
Securities carried at fair value with changes recorded in net income	0.4	Discounted cash flow	Discount Rate	31.1%	31.1%
			Prepayment Rate	10.9%	10.9%
			Default Rate	2.4%	2.4%
			Loss Severity	59.2%	59.2%

Derivative assets — non qualifying	0.1	Internal valuation model	Borrower Rate	3.0% – 4.4%	3.8%
Total Assets	$386.3
Liabilities
FDIC True-up liability	$(65.1)	Discounted cash flow	Discount Rate	2.9%	2.9%
Consideration holdback liability	(46.0)	Discounted cash flow	Payment Probability	0% – 100%	48.0%

Derivative liabilities — non qualifying	(14.1)	Market Comparables(1)
Total Liabilities	$(125.2)
December 31, 2016

Securities — AFS	$485.5	Discounted cash flow	Discount Rate	0.0% – 96.4%	5.5%
			Prepayment Rate	3.2% – 21.2%	8.8%
			Default Rate	0.0% – 9.0%	3.9%
			Loss Severity	1.0% – 79.8%	36.3%
Securities carried at fair value with changes recorded in net income	283.5	Discounted cash flow	Discount Rate	0.0% – 34.6%	5.6%
			Prepayment Rate	6.1% – 16.2%	11.9%
			Default Rate	1.9% – 8.1%	4.6%
			Loss Severity	22.2% – 44.7%	25.8%
Total Assets	$769.0

FDIC True-up liability	$(61.9)	Discounted cash flow	Discount Rate	3.2%	3.2%
Consideration holdback liability	(47.2)	Discounted cash flow	Payment Probability	0% – 100%	40.9%
			Discount Rate	1.3% – 4.0%	2.1%
Derivative liabilities – non qualifying	(11.5)	Market Comparables(1)
Total Liabilities	$(120.6)

(1)
The valuation of these derivatives is primarily related to the GSI facilities, which is based on several factors using a discounted cash flow methodology, including a) funding costs for similar financings based on current market conditions; b) forecasted usage of long-dated facilities through the final maturity date in 2028; and c) forecasted amortization, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

The level of aggregation and diversity within the products disclosed in the tables results in certain ranges of inputs being wide and unevenly distributed across asset and liability categories. For instruments backed by residential real estate, diversity in the

CIT ANNUAL REPORT 2017 148

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

portfolio is reflected in a wide range for loss severity due to varying levels of default. The lower end of the range represents high performing loans with a low probability of default while the higher end of the range relates to more distressed loans with a greater risk of default.

The valuation techniques used for the Company's Level 3 assets and liabilities, as presented in the previous tables, are described as follows:

•
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

•
Market comparables — Market comparable(s) pricing valuation techniques are used to determine the estimated fair value of certain instruments by incorporating known inputs such as recent transaction prices, pending transactions, or prices of other similar investments which require significant adjustment to reflect differences in instrument characteristics.

•
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

•	Default rate — is an estimate of the likelihood of not collecting contractual amounts owed expressed as a constant default rate.

•
Discount rate — is a rate of return used to present value the future expected cash flows to arrive at the estimated fair value of an instrument. The discount rate consists of a benchmark rate component and a risk premium component. The benchmark rate component, for example, LIBOR or U.S. Treasury rates, is generally observable within the market and is necessary to appropriately reflect the time value of money. The risk premium component reflects the amount of compensation market participants require due to the uncertainty inherent in the instruments' cash flows resulting from risks such as credit and liquidity.

•	Loss severity — is the percentage of contractual cash flows lost in the event of a default.

•	Prepayment rate — is the estimated rate at which forecasted prepayments of principal of the related loan or debt instrument are expected to occur, expressed as a constant prepayment rate ("CPR").

•	Payment Probability — is an estimate of the likelihood the consideration holdback amount will be required to be paid expressed as a percentage.

•	Borrower rate - Mortgage rate committed to the borrower by CIT Bank, effective for up to 90 days.

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

Item 8: Financial Statements and Supplementary Data

149 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Securities carried at fair value with changes recorded in net income	FDIC Receivable	Derivative assets — non-qualifying(1)	Derivative liabilities — non-qualifying(1)	FDIC True-up Liability		Consideration holdback Liability
December 31, 2016	$485.5	$283.5	$0.6	$—	$(11.5)	$(61.9)		$(47.2)
Included in earnings	6.6	23.0	0.8	0.1	(2.6)	(3.2)		1.2
Included in comprehensive income	7.7	—	—	—	—	—		—
Impairment	(1.1)	—	—	—	—	—		—
Transfer from Securities- HTM	66.8	—	—	—	—	—		—
Sales, paydowns and adjustments	(179.7)	(306.1)	(1.0)	—	—	—		—
December 31, 2017	$385.8	$0.4	$0.4	$0.1	$(14.1)	$(65.1)		$(46.0)
December 31, 2015	$567.1	$339.7	$54.8	$—	$(55.5)	$(56.9)		$(60.8)
Included in earnings	(5.8)	13.0	10.7	—	44.0	(5.0)		(0.7)
Included in comprehensive income	20.6	—	—	—	—	—		—
Impairment	(3.3)	—	—	—	—	—		—
Sales, paydowns and adjustments	(93.1)	(69.2)	(64.9)	—	—	—	—	14.3
December 31, 2016	$485.5	$283.5	$0.6	$—	$(11.5)	$(61.9)		$(47.2)

(1)	Valuation of the derivatives related to the TRS Transactions and written options on certain CIT Bank CDs.

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of key inputs to a fair value measurement may result in a transfer of assets or liabilities between Level 1, 2 and 3. The Company's policy is to recognize transfers in and transfers out as of the end of the reporting period. For the years ended December 31, 2017 and 2016, there were no transfers into or out of Level 3.

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

The following table presents assets measured at estimated fair value on a non-recurring basis for which a non-recurring change in fair value has been recorded in the current year:

Carrying Value of Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total (Losses)
Assets
December 31, 2017
Assets held for sale	$177.8	$—	$—	$177.8	$(15.0)
Other real estate owned	18.8	—	—	18.8	(4.4)
Impaired loans	89.1	—	—	89.1	(21.9)
Total	$285.7	$—	$—	$285.7	$(41.3)
December 31, 2016
Goodwill	$51.8	$—	$—	$51.8	$(354.2)
Assets held for sale	201.6	—	—	201.6	(14.7)
Other real estate owned	22.5	—	—	22.5	(3.2)
Impaired loans	151.9	—	—	151.9	(26.8)
Total	$427.8	$—	$—	$427.8	$(398.9)

CIT ANNUAL REPORT 2017 150

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets of continuing operations that are measured at fair value on a non-recurring basis are as follows:

Assets Held for Sale — Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. As there is no liquid secondary market for the assets held for sale in the Company's portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs. Carrying value of assets held for sale with impairment approximates fair value at December 31, 2017 and December 31, 2016.

Other Real Estate Owned — Estimated fair values of other real estate owned are reviewed on a quarterly basis and any decline in value below cost is recorded as impairment. Estimated fair value approximates carrying value and is generally based on market data, if available, or broker price opinions or independent appraisals, adjusted for costs to sell. The estimated costs to sell are incremental direct costs to transact a sale, such as broker commissions, legal fees, closing costs and title transfer fees. The costs must be essential to the sale and would not have been incurred if the decision to sell had not been made. The range of inputs used to estimate cost to sell were 5.4% to 52.6%, which resulted in a weighted average of 6.5% at December 31, 2017. Also a significant unobservable input is the binding contract, appraised value or the sales price and thus is classified as Level 3.

Impaired Loans — Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to contractual terms of the agreement. Impairment is measured as the shortfall between estimated value and recorded investment in the loan, with the estimated value determined using fair value of collateral and other cash flows if the loan is collateralized, the present value of expected future cash flows discounted at the contract's effective interest rate, or observable market prices. The significant unobservable inputs result in the Level 3 classification. As of the reporting date, the carrying value of impaired loans approximates fair value.

Goodwill — In accordance with ASC 350, Intangibles - Goodwill and other, goodwill is assessed for impairment at least annually, or more often if events or circumstances have changed significantly from the annual test date that would indicate a potential reduction in the fair value of the reporting unit below its carrying value. During the fourth quarter of 2016, the Company performed its annual goodwill impairment test. Based on our assessments under both Step 1 and Step 2, the Company recorded an impairment of the Consumer Banking and Commercial Services RUs of $319.4 million and $34.8 million, respectively. See Note 26 - Goodwill and Intangible Assets for further information.

Item 8: Financial Statements and Supplementary Data

151 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Values of Financial Instruments

The carrying values and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, which are not required for disclosure.

Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2017
Financial Assets
Cash and interest bearing deposits	$1,718.7	$1,718.7	$—	$—	$1,718.7
Derivative assets at fair value — non-qualifying hedges	68.5	—	68.4	0.1	68.5
Derivative assets at fair value — qualifying hedges	0.2	—	0.2	—	0.2
Assets held for sale (excluding leases)	1,011.4	—	4.7	1,044.8	1,049.5
Loans (excluding leases)	26,428.1	—	624.3	26,220.5	26,844.8
Securities purchased under agreement to resell	150.0	—	150.0	—	150.0
Investment securities(1)	6,469.9	199.2	5,583.3	687.4	6,469.9
Indemnification assets(2)	113.5	—	—	87.4	87.4
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	542.2	—	—	542.2	542.2
Financial Liabilities
Deposits(4)	(29,586.5)	—	—	(29,668.6)	(29,668.6)
Derivative liabilities at fair value — non-qualifying hedges	(68.3)	—	(54.2)	(14.1)	(68.3)
Derivative liabilities at fair value — qualifying hedges	(18.7)	—	(18.7)	—	(18.7)
Borrowings(4)	(9,043.8)	—	(8,281.7)	(991.2)	(9,272.9)
Credit balances of factoring clients	(1,468.6)	—	—	(1,468.6)	(1,468.6)
Other liabilities subject to fair value disclosure(5)	(725.2)	—	—	(725.2)	(725.2)
December 31, 2016
Financial Assets
Cash and interest bearing deposits	$6,430.6	$6,430.6	$—	$—	$6,430.6
Derivative assets at fair value — non-qualifying hedges	94.7	—	94.7	—	94.7
Derivative assets at fair value — qualifying hedges	16.9	—	16.9	—	16.9
Assets held for sale (excluding leases)	428.4	—	175.0	264.6	439.6
Loans (excluding leases)	26,683.0	—	390.3	26,456.4	26,846.7
Investment securities(1)	4,491.1	200.4	3,199.6	1,094.2	4,494.2
Indemnification assets(2)	233.4	—	—	201.0	201.0
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	712.2	—	—	712.2	712.2
Financial Liabilities
Deposits(4)	(32,323.2)	—	—	(32,490.9)	(32,490.9)
Derivative liabilities at fair value — non-qualifying hedges	(68.8)	—	(57.3)	(11.5)	(68.8)
Borrowings(4)	(15,097.8)	—	(14,457.8)	(1,104.9)	(15,562.7)
Credit balances of factoring clients	(1,292.0)	—	—	(1,292.0)	(1,292.0)
Other liabilities subject to fair value disclosure(5)	(1,003.6)	—	—	(1,003.6)	(1,003.6)

(1)
Level 3 estimated fair value at December 31, 2017, includes debt securities AFS ($385.8 million), debt securities carried at fair value with changes recorded in net income ($0.4 million), and non-marketable investments ($301.2 million). Level 3 estimated fair value at December 31, 2016, included debt securities AFS ($485.5 million), debt securities carried at fair value with changes recorded in net income ($283.5 million), non-marketable investments ($256.4 million), and debt securities HTM ($68.8 million).

(2)
The indemnification assets included in the above table do not include Agency claims indemnification ($28.9 million and $108.0 million at December 31, 2017 and 2016, respectively), as they are not considered financial instruments.

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

(4)	Deposits and borrowings include accrued interest, which is included in "Other liabilities" in the Balance Sheet.

(5)
Other liabilities subject to fair value disclosure include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous liabilities. The fair value of these approximate carrying value and are classified as level 3.

CIT ANNUAL REPORT 2017 152

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

Assets held for sale — Of the assets held for sale above, $4.7 million carrying amount at December 31, 2017 was valued using Level 2 inputs. As there is no liquid secondary market for the other assets held for sale in the Company's portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs. Commercial loans are generally valued individually, while small ticket commercial loans are valued on an aggregate portfolio basis.

Loans — Within the Loans category, there are several types of loans as follows:

•
Commercial and Consumer Loans — Of the loan balance above, $624.3 million at December 31, 2017 and $390.3 million at December 31, 2016, respectively, were valued using Level 2 inputs. As there is no liquid secondary market for the other loans in the Company's portfolio, the fair value is estimated based on discounted cash flow analyses which use Level 3 inputs at both December 31, 2017 and December 31, 2016. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at December 31, 2017 was $26.8 billion, which was 101.6% of carrying value. The fair value of loans at December 31, 2016 was $26.8 billion, which was 100.6% of carrying value.

•
Impaired Loans — The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, the present value of expected cash flows utilizing the current market rate for such loan, or observable market price. As these Level 3 unobservable inputs are specific to individual loans / collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or "UPB") from customers. As of December 31, 2017, the UPB related to impaired loans totaled $195.5 million. Including related allowances, these loans are carried at $146.7 million, or 75.0% of UPB. Of these amounts, $86.1 million and $63.6 million of UPB and carrying value, respectively, relate to loans with no specific allowance. As of December 31, 2016 the UPB related to impaired loans, including PCI loans, totaled $244.3 million. Including related allowances, these loans were carried at $188.2 million, or 77.0% of UPB. Of these amounts, $74.7 million and $55.5 million of UPB and carrying value, respectively, relate to loans with no specific allowance. The difference between UPB and carrying value reflects cumulative charge-offs on accounts remaining in process of collection, FSA discounts and allowances. See Note 3 — Loans for more information.

•
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

•
Jumbo Mortgage Loans — The estimated fair value was determined by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Due to the unobservable nature of the inputs used in deriving the estimated fair value of these instruments, these loans are classified as Level 3.

Indemnification Assets — The Company's indemnification assets relating to the SFR loans purchased in the OneWest Bank Transaction are measured on the same basis as the related indemnified item, and the underlying SFR loans. The estimated fair values reflect the present value of expected reimbursements under the indemnification agreements based on the loan performance discounted at an estimated market rate, and classified as Level 3.

Item 8: Financial Statements and Supplementary Data

153 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deposits — The estimated fair value of deposits with no stated maturity such as: demand deposit accounts (including custodial deposits), money market accounts and savings accounts is the amount payable on demand at the reporting date.

The estimated fair value of time deposits is determined using a discounted cash flow analysis. The discount rate for the time deposit accounts is derived from the rate currently offered on alternate funding sources with similar maturities. Discount rates used in the present value calculation are based on the Company's average current deposit rates for similar terms, which are Level 3 inputs.

Borrowings

•	Unsecured debt — Approximately $3.8 billion par value at December 31, 2017 and $10.6 billion at December 31, 2016 were valued using market inputs, which are Level 2 inputs.

•
Secured borrowings — Secured borrowings include both structured financings and FHLB Advances. Approximately $4.3 billion par value at December 31, 2017 and $3.3 billion par value at December 31, 2016 were valued using market inputs, which are Level 2 inputs. Where market estimates were not available for approximately $1.0 billion and $1.1 billion par value at December 31, 2017 and December 31, 2016, respectively, values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar debt, which are Level 3 inputs. Included in the above is the estimated fair value of FHLB advances, which is based on the discounted cash flow model. The cash flows are calculated using the contractual features of the advance and they are discounted using observable rates. As the inputs for the calculation are observable and the model does not require significant judgment, FHLB advances are classified as Level 2.

Credit balances of factoring clients — The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances (typically 90 days or less) as of December 31, 2017 and December 31, 2016. Accordingly, credit balances of factoring clients approximate estimated fair value and are classified as Level 3.

NOTE 14 — STOCKHOLDERS' EQUITY

A roll forward of common stock activity is presented in the following table.

	Issued	Less Treasury	Outstanding
Common Stock — December 31, 2016	206,182,213	(4,094,541)	202,087,672
Restricted stock issued	1,391,588	—	1,391,588
Repurchase of common stock	—	(71,598,013)	(71,598,013)
Shares held to cover taxes on vesting restricted shares and other	—	(583,013)	(583,013)
Employee stock purchase plan participation	54,690	—	54,690
Common Stock — December 31, 2017	207,628,491	(76,275,567)	131,352,924

During 2017, CIT repurchased a total of $3.4 billion in common shares via various capital actions including; an equity tender offer, in which we repurchased approximately 57.3 million common shares at a purchase price of $48.00 per share; open market repurchases, in which we repurchased 3,600,560 common shares at an average share price of $45.27; and an accelerated share repurchase program (ASR), in which CIT paid to the dealer $512 million in exchange for the initial delivery of approximately 9,253,668 common shares and upon settlement CIT received an additional 1,452,119 common shares where the overall average price of the ASR was $47.82 per share.

We declared and paid dividends on our common and preferred stock totaling $113.7 million during 2017 and $123.0 million on our common stock during 2016.

Accumulated Other Comprehensive Income/(Loss)

Total comprehensive income was $521.8 million for the year ended December 31, 2017, compared to total comprehensive loss of $846.0 million for the year ended December 31, 2016 and comprehensive income of $1,025.9 million for the year ended December 31, 2015, including accumulated other comprehensive loss of $86.5 million and $140.1 million at December 2017 and 2016, respectively.

CIT ANNUAL REPORT 2017 154

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the components of Accumulated Other Comprehensive Loss, net of tax:

Components of Accumulated Other Comprehensive Loss (dollars in millions)

	December 31, 2017			December 31, 2016
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$0.8	$(8.8)	$(8.0)	$(28.6)	$(32.8)	$(61.4)
Changes in benefit plan net gain (loss) and prior service (cost)/credit	(53.6)	(0.9)	(54.5)	(70.6)	5.3	(65.3)
Unrealized net gains (losses) on available for sale securities	(39.5)	15.5	(24.0)	(22.0)	8.6	(13.4)
Total accumulated other comprehensive loss	$(92.3)	$5.8	$(86.5)	$(121.2)	$(18.9)	$(140.1)

The following table details the changes in the components of Accumulated Other Comprehensive Loss, net of income taxes:

Changes in Accumulated Other Comprehensive Loss by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Unrealized net gains (losses) on available for sale securities	Total AOCI
Balance as of December 31, 2016	$(61.4)	$(65.3)	$(13.4)	$(140.1)
AOCI activity before reclassifications	27.2	10.1	(6.9)	30.4
Amounts reclassified from AOCI	26.2	0.7	(3.7)	23.2
Net current period AOCI	53.4	10.8	(10.6)	53.6
Balance as of December 31, 2017	$(8.0)	$(54.5)	$(24.0)	$(86.5)
Balance as of December 31, 2015	$(65.7)	$(69.3)	$(7.1)	$(142.1)
AOCI activity before reclassifications	(0.4)	2.4	(6.3)	(4.3)
Amounts reclassified from AOCI	4.7	1.6	—	6.3
Net current period AOCI	4.3	4.0	(6.3)	2.0
Balance as of December 31, 2016	$(61.4)	$(65.3)	$(13.4)	$(140.1)

Other Comprehensive Income/(Loss)

The amounts included in the Statement of Comprehensive Income (Loss) are net of income taxes.

Foreign currency translation reclassification adjustments impacting net income were $26.2 million for 2017, $4.7 million for 2016 and $80.5 million for 2015. The change in income taxes associated with foreign currency translation adjustments was $24.0 million for the year ended December 31, 2017, and $3.1 million for the year ended December 31, 2016, and there were $(35.9) million taxes associated with foreign currency translation adjustments for 2015.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income was $0.7 million, $1.6 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The change in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit was $(6.2) million, $(1.7) million and $6.8 million for the years ended December 31, 2017, 2016, and 2015 respectively.

There were $(3.7) million reclassification adjustments impacting net income related to unrealized gains (losses) on available for sale securities for the year ended December 31, 2017, compared to no reclassification adjustments impacting net income related to unrealized gains (losses) on available for sale securities for the years ended December 31, 2016 and 2015. The change in income taxes associated with net unrealized gains on available for sale securities was $6.9 million, $4.3 million and $4.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company has operations primarily in North America. The functional currency for foreign operations is generally the local currency. The value of assets and liabilities of these operations is translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the average exchange rates during the year. The resulting foreign currency translation gains and losses, as well as offsetting gains and losses on hedges of net investments in foreign operations, are reflected in AOCI. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are recorded in other non-interest income.

Item 8: Financial Statements and Supplementary Data

155 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications Out of Accumulated Other Comprehensive Loss (dollars in millions)

	Years Ended December 31,
	2017			2016
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Affected Income Statement line item
Foreign currency translation adjustments gains (losses)	$24.1	$2.1	$26.2	$3.5	$1.2	$4.7	Other Non-interest Income
Changes in benefit plan net gain/(loss) and prior service (cost)/credit gains (losses)	0.7	—	0.7	1.8	(0.2)	1.6	Operating Expenses
Unrealized net gains (losses) on available for sale securities	(5.9)	2.2	(3.7)	—	—	—	Other Non-interest Income
Total Reclassifications out of AOCI	$18.9	$4.3	$23.2	$5.3	$1.0	$6.3

NOTE 15 — REGULATORY CAPITAL

The Company and the Bank are each subject to various regulatory capital requirements administered by the FRB and the OCC. Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank each maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. We compute capital ratios in accordance with Federal Reserve capital guidelines and OCC capital guidelines for assessing adequacy of capital for the Company and CIT Bank, respectively. At December 31, 2017 and December 31, 2016, the regulatory capital guidelines applicable to the Company and Bank were based on the Basel III Final Rule.

The following table summarizes the actual and effective minimum required capital ratios:

Capital Components and Ratios (dollars in millions)

	CIT		CIT Bank, N.A.
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Common Equity Tier 1 Capital	$6,479.8	$9,058.9	$4,751.6	$4,623.2
Tier 1 Capital	6,775.4	9,058.9	4,751.6	4,623.2
Total Capital	7,251.0	9,535.2	5,183.3	5,053.4
Risk-Weighted Assets (1)	44,537.7	64,586.3	34,527.2	34,410.3
Common Equity Tier 1 Capital Ratio
Actual	14.5%	14.0%	13.8%	13.4%
Effective minimum ratios under Basel III guidelines (2)	5.750%	5.125%	5.750%	5.125%
Tier 1 Capital Ratio:
Actual	15.2%	14.0%	13.8%	13.4%
Effective minimum ratios under Basel III guidelines (2)	7.250%	6.625%	7.250%	6.625%
Total Capital Ratio:
Actual	16.3%	14.8%	15.0%	14.7%
Effective minimum ratios under Basel III guidelines (2)	9.250%	8.625%	9.250%	8.625%
Tier 1 Leverage Ratio:
Actual	13.8%	13.9%	11.8%	10.9%
Required minimum ratio for capital adequacy purposes	4.0%	4.0%	4.0%	4.0%

(1)	The decrease in CIT's Risk-Weighted Assets from December 31, 2016 to December 31, 2017, reflects the sale of the Commercial Air business.

(2)	Required ratios under Basel III Final Rule in effect as of the reporting date including the partially phased-in capital conservation buffer.

CIT ANNUAL REPORT 2017 156

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — EARNINGS PER SHARE

The following table sets forth the computation of the Basic and Diluted earnings per share:

	Years Ended December 31,
(dollars in millions, except per share amounts; shares in thousands)	2017	2016	2015
Earnings / (Loss)
Income (loss) from continuing operations	$259.4	$(182.6)	$724.1
Preferred stock dividends	9.8	—	—
Income (loss) from continuing operations available to common shareholders	249.6	(182.6)	724.1
Income (loss) from discontinued operations net of taxes	208.8	(665.4)	310.0
Net income (loss) available to common shareholders	$458.4	$(848.0)	$1,034.1
Weighted Average Common Shares Outstanding
Basic shares outstanding	162,290	201,850	185,500
Stock-based awards(1)(2)	1,660	—	888
Diluted shares outstanding	163,950	201,850	186,388
Basic Earnings Per Common Share Data
Income (Loss) from continuing operations	$1.54	$(0.90)	$3.90
Income (Loss) from discontinued operation	1.28	(3.30)	1.67
Basic income (loss)per common share	$2.82	$(4.20)	$5.57
Diluted Earnings Per Common Share Data(2)
Income (Loss) from continuing operations	$1.52	$(0.90)	$3.89
Income (Loss) from discontinued operation	1.28	(3.30)	1.66
Diluted Income (loss) per common share	$2.80	$(4.20)	$5.55

(1)
Represents the incremental shares from non-qualified restricted stock awards, performance shares, and in-the-money stock options. Weighted average restricted shares, performance shares and options that were either out-of-the money or did not meet performance targets and therefore excluded from diluted earnings per share totaled 1.3 million, 2.7 million, and 2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(2)
Due to the net loss for the year ended December 31, 2016, the Diluted Earnings Per Share calculation excluded 0.7 million of weighted average restricted shares, performance shares, and options as they were anti-dilutive. The Basic weighted average shares outstanding and net loss for the year ended December 31, 2016 were utilized for the Diluted Earnings Per Share calculation.

NOTE 17 — NON-INTEREST INCOME

The following table sets forth the components of non-interest income:

Non-interest Income (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Rental income on operating leases	$1,007.4	$1,031.6	$1,018.1
Other non-interest Income:
Fee revenues	113.6	111.6	105.7
Factoring commissions	102.9	105.0	116.5
Gains on sales of leasing equipment	43.8	51.1	57.0
Gains on investments	31.2	34.6	0.9
Gains (losses) on loan and portfolio sales	22.9	34.2	(47.2)
Gains (losses) on OREO sales	4.3	10.2	(5.4)
Net gains (losses) on derivatives and foreign currency exchange	(5.4)	55.9	(37.9)
Impairment on assets held for sale	(32.2)	(36.6)	(55.9)
Termination fees on Canadian total return swap	—	(280.8)	—
Other revenues	83.1	65.4	15.9
Total other non-interest income	364.2	150.6	149.6
Total non-interest income	$1,371.6	$1,182.2	$1,167.7

Item 8: Financial Statements and Supplementary Data

157 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — NON-INTEREST EXPENSES

The following table sets forth the components of Non-interest expenses:

Non-interest Expense (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Depreciation on operating lease equipment	$296.3	$261.1	$229.2
Maintenance and other operating lease expenses	222.9	213.6	185.1
Operating expenses:
Compensation and benefits	566.3	585.5	549.6
Professional fees	132.3	175.8	135.0
Technology	127.9	133.7	109.2
Insurance	84.7	96.5	61.6
Net occupancy expense	67.8	71.9	49.1
Advertising and marketing	42.2	20.5	30.4
Other	89.6	137.8	114.6
Operating expenses, excluding restructuring costs and intangible asset amortization	1,110.8	1,221.7	1,049.5
Intangible asset amortization	24.7	25.6	13.3
Restructuring costs	53.0	36.2	58.3
Total operating expenses	1,188.5	1,283.5	1,121.1
Goodwill impairment	255.6	354.2	—
Loss on debt extinguishments and deposit redemptions	220.0	12.5	1.5
Total non-interest expenses	$2,183.3	$2,124.9	$1,536.9

NOTE 19 — INCOME TAXES

The following table presents the U.S. and non-U.S. components of income/ (loss) before provision (benefit) for income taxes:

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
U.S. operations	$251.9	$157.5	$227.6
Non-U.S. operations	(60.3)	(136.6)	(41.6)
Income from continuing operations before (benefit) / provision for income taxes	$191.6	$20.9	$186.0

The (benefit) provision for income taxes is comprised of the following:

(Benefit) Provision for Income Taxes (dollars in millions)

	Years Ended December 31,
	2017	2016	2015
Current U.S. federal income tax provision	$73.7	$0.3	$0.3
Deferred U.S. federal income tax (benefit) / provision	24.8	906.9	(566.3)
Total federal income tax (benefit) / provision	98.5	907.2	(566.0)
Current state and local income tax (benefit) / provision	(0.7)	14.6	5.8
Deferred state and local income tax (benefit) / provision	(27.8)	1.8	(21.0)
Total state and local income tax (benefit) / provision	(28.5)	16.4	(15.2)
Total non-U.S. income tax (benefit) / provision	(31.4)	90.8	82.4
Total provision / (benefit) for income taxes	$38.6	$1,014.4	$(498.8)
Continuing operations (benefit) / provision	$(67.8)	$203.5	$(538.0)
Discontinued operations (benefit) / provision	106.4	810.9	39.2
Total provision / (benefit) for income taxes	$38.6	$1,014.4	$(498.8)

CIT ANNUAL REPORT 2017 158

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation from the U.S. Federal statutory rate to the Company's actual effective income tax rate is as follows:

Percentage of Pretax Income Years Ended December 31 (dollars in millions)

	Effective Tax Rate
	2017			2016			2015
Continuing Operations	Pretax Income	Income tax expense (benefit)	Percent of pretax income	Pretax Income	Income tax expense (benefit)	Percent of pretax Income	Pretax Income	Income tax expense (benefit)	Percent of pretax income
Federal income tax rate	$191.6	$67.0	35.0%	$20.9	$7.3	35.0%	$186.0	$65.1	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit	—	4.4	2.3	—	21.0	101.0	—	(10.8)	(5.9)
Non-deductible goodwill	—	58.7	30.7	—	126.2	606.6	—	8.3	4.5
Domestic tax credits	—	(20.7)	(10.8)	—	(18.1)	(87.0)	—	(7.5)	(4.0)
Cumulative Method Change — Tax Advantaged Investments(1)	—	26.6	13.9	—	—	—	—	—	—
Effect of tax law changes	—	(22.6)	(11.8)	—	—	—	—	—	—
Lower tax rates applicable to non-U.S. earnings	—	(1.6)	(0.8)	—	(10.3)	(49.6)	—	0.6	0.3
International income subject to U.S. tax	—	1.2	0.6	—	29.2	140.3	—	42.1	22.6
Unrecognized tax expense (benefit)	—	(0.2)	(0.1)	—	(14.4)	(69.3)	—	4.5	2.4
Deferred income taxes on international unremitted earnings	—	4.6	2.4	—	41.8	200.7	—	30.2	16.2
International Restructuring	—	(237.9)	(124.2)	—	—	—	—	—	—
Valuation allowances	—	60.5	31.6	—	14.7	70.6	—	(693.8)	(373.0)
International tax settlements	—	(3.5)	(1.8)	—	(0.6)	(2.7)	—	(3.5)	(1.9)
Other	—	(4.3)	(2.4)	—	6.7	32.4	—	26.8	14.6
Effective Tax Rate — Continuing operations		$(67.8)	(35.4)%		$203.5	978.0%		$(538.0)	(289.2)%
Discontinued Operation
Federal income tax rate	$315.2	$110.3	35.0%	$145.5	$50.9	35.0%	$349.2	$122.2	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit	—	7.2	2.3	—	(9.5)	(6.5)	—	0.6	0.2
Non-deductible penalties	—	—	—	—	16.6	11.4	—	—	—
Lower tax rates applicable to non-U.S. earnings	—	(93.2)	(29.6)	—	(110.8)	(76.1)	—	(89.3)	(25.6)
International income subject to U.S. tax	—	44.2	14.0	—	16.7	11.5	—	8.1	2.3
Deferred income taxes on international unremitted earnings		39.7	12.6		847.3	582.1		—	—
Other	—	(1.8)	(0.5)	—	(0.3)	(0.3)	—	(2.4)	(0.7)
Effective Tax Rate — Discontinued operation		$106.4	33.8%		$810.9	557.1%		$39.2	11.2%
Total Effective Tax Rate		$38.6	7.6%		$1,014.4	609.7%		$(498.8)	(93.2)%

 (1) Amount relates to the change in accounting policy for LIHTC. See Note 1 — Business and Summary of Significant Accounting Policies.

Item 8: Financial Statements and Supplementary Data

159 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities are presented below:

Components of Deferred Income Tax Assets and Liabilities (dollars in millions)

	December 31,
	2017	2016
Deferred Tax Assets:
Net operating loss (NOL) carry forwards	$877.3	$2,528.3
Basis difference in loans	181.5	281.4
Provision for credit losses	117.8	185.7
Accrued liabilities and reserves	116.6	274.9
FSA adjustments — aircraft and rail contracts	—	24.2
Deferred stock-based compensation	19.5	34.5
Domestic tax credits	87.1	40.5
Capital Loss Carryforward	54.0	3.3
Other	46.8	75.8
Total gross deferred tax assets	1,500.6	3,448.6
Deferred Tax Liabilities:
Operating leases	(1,066.5)	(1,818.5)
Loans and direct financing leases	(38.1)	(100.3)
Basis difference in mortgage backed securities	(24.6)	(100.0)
Basis difference in federal home loan bank stock	(17.5)	(28.1)
Non-U.S. unremitted earnings	(61.0)	(1,032.6)
Unrealized foreign exchange gains	(12.5)	(27.7)
Goodwill and intangibles	(23.5)	(116.7)
Other	(16.9)	(21.6)
Total deferred tax liabilities	(1,260.6)	(3,245.5)
Total net deferred tax asset before valuation allowances	240.0	203.1
Less: Valuation allowances	(280.6)	(278.4)
Net deferred tax asset (liability) after valuation allowances	$(40.6)	$(75.3)

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (or “U.S. Tax Reform legislation”) was enacted on December 22, 2017. The Tax Cuts and Jobs Act signed the following key changes to U.S. tax law:

•	Reduces the corporate federal income tax rate to 21%,

•	Creates a territorial tax system (with a one-time mandatory tax on previously deferred foreign earnings),

•	Broadens the tax base,

•	Allows for immediate capital expensing of certain qualified property,

•	Creates anti-base erosion rules that require companies to pay global minimum taxes on foreign earnings,

•	Subjects certain payments from U.S. corporations to foreign related parties to additional taxes.

As a result of the U.S. Tax Reform legislation, the Company recognized a net deferred tax benefit of $11.6 million.

The Tax Cuts and Jobs Act required management to make certain adjustments to the Company’s year-end financial statements for the effects of the law relating to the remeasurement of deferred taxes, liabilities for taxes due on mandatory deemed repatriation, liabilities for taxes due on other foreign income, and the reassessment of the Company’s valuation allowance. The SEC staff has afforded registrants a measurement period, per Staff Accounting Bulletin No. 118 Income Tax Accounting Implications of the Tax Cuts and Jobs Act, similar to the measurement period used when accounting for business combinations to record adjustments for the effects of the law. As of December 31, 2017, the Company has reviewed information relating to these tax law changes, and concluded that the procedures and methods utilized in developing assumptions, estimates and judgments for final and provisional amounts recorded in the financial statements are appropriate. The Company anticipates refinements to the amounts resulting from the issuance of future legislative and accounting guidance as well as those in the normal course of business, including true-ups resulting from the tax return to be filed later in 2018. However, Management does not anticipate any adjustments to the provisional amounts arising from further analysis of these tax law changes would be material.

Net Operating Loss Carry-forwards

CIT's reorganization in 2009 constituted an ownership change under Section 382 of the Internal Revenue Code, which placed an annual dollar limit on the use of the remaining pre-bankruptcy NOLs. In general, the Company's annual limitation on use of pre-bankruptcy NOLs is approximately $265 million per annum. NOLs arising in post-emergence years are not subject to this limitation absent another ownership change as defined by Section 382. The OneWest Transaction created no further annual dollar limit under Section 382.

CIT ANNUAL REPORT 2017 160

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, CIT has deferred tax assets ("DTAs") from continuing operations totaling $877.3 million on its global NOLs. This includes: (1) a DTA of $504.0 million relating to its cumulative U.S. federal NOLs of $2.4 billion; (2) DTAs of $322.0 million relating to cumulative state NOLs of $6.1 billion, including amounts of reporting entities that file in multiple jurisdictions, and (3) DTAs of $51.1 million relating to cumulative non-U.S. NOLs of $203.8 million.

Of the $2.4 billion U.S. federal NOLs, approximately $1.0 billion relate to the pre-emergence bankruptcy period and are subject to the Section 382 limitation discussed above. Approximately $1.4 billion of the U.S. federal NOL is not subject to the limitation. The U.S. federal NOLs will start to expire beginning in 2028 through 2036. Approximately $188 million of state NOLs will expire in 2018. While most of the non-U.S. NOLs have no expiration date, a small portion will expire over various periods, including an insignificant amount expiring in 2018.

Valuation Allowances

The determination of whether or not to maintain the valuation allowances on certain reporting entities' DTAs requires significant judgment and an analysis of all positive and negative evidence to determine whether it is more likely than not that these future benefits will be realized. ASC 740-10-30-18 states that "future realization of the tax benefit of an existing deductible temporary difference or NOL carry-forward ultimately depends on the existence of sufficient taxable income within the carryback and carry-forward periods available under the tax law." As such, the Company considered the following potential sources of taxable income in its assessment of a reporting entity's ability to recognize its net DTA:

•	Taxable income in carryback years,

•	Future reversals of existing taxable temporary differences (deferred tax liabilities),

•	Prudent and feasible tax planning strategies, and

•	Future taxable income forecasts.

During the third quarter of 2015, Management updated the Company's long-term forecast of future U.S. federal taxable income to include the anticipated impact of the OneWest Bank acquisition. The updated long-term forecast supports the utilization of all of the U.S. federal DTAs (including those relating to the NOLs prior to their expiration). Accordingly, Management concluded that it is more likely than not that the Company will generate sufficient future taxable income within the applicable carry-forward periods to enable the Company to reverse the remaining $690 million of U.S. federal valuation allowance, $647 million of which was recorded as a discrete item in the third quarter, and the remainder of which was included in determining the annual effective tax rate as normal course in the third and fourth quarters of 2015 as the Company recognized additional U.S. taxable income related to the OneWest Bank acquisition.

The Company also evaluated the impact of the OneWest Bank acquisition on its ability to utilize the NOLs of its state income tax reporting entities and concluded that no additional reduction to the U.S. state valuation allowance was required in 2015. These state income tax reporting entities include both combined unitary state income tax reporting entities and separate state income tax reporting entities in various jurisdictions. The Company analyzed the state net operating loss carry-forwards for each of these reporting entities to determine the amounts that are expected to expire unused. Based on this analysis, it was determined that the valuation allowance was still required on U.S. state DTAs on certain net operating loss carry-forwards. The Company retained a valuation allowance of $250 million against the DTA on the U.S. state NOLs at December 31, 2016.

During 2017, Management updated the Company's long term forecast of future U.S. federal taxable income incorporating recent actions including its decision to sell Commercial Air, which closed in the second quarter of 2017. The updated forecasts continue to support no valuation allowance on the U.S. federal DTAs on NOLs but the valuation allowance of $208.6 million was retained on U.S. state DTAs on certain NOLs as of December 31, 2017.

Additionally, as of December 31, 2017, the Company maintained a $33.2 million and $6.4 million U.S. federal and state valuation allowance, respectively, on the deferred tax asset established on capital loss carryforwards mainly generated from the liquidation of a foreign subsidiary. Capital losses can be carried forward for 5 years to offset future capital gains but requires a valuation allowance until additional capital gains are identified.

The Company maintained a valuation allowance of $32.4 million against certain non-U.S. reporting entities' net DTAs at December 31, 2017, down from $38.9 million at December 31, 2016. In the evaluation process related to the net DTAs of the Company's other international reporting entities, uncertainties surrounding the future international business operations have made it challenging to reliably project future taxable income. Management will continue to assess the forecast of future taxable income as the business plans for these international reporting entities evolve and evaluate potential tax planning strategies to utilize these net DTAs.

The Company's ability to recognize DTAs will be evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize our DTAs, valuation allowances may be adjusted accordingly.

Indefinite Reinvestment Assertion

The 2017 Tax Cuts and Jobs Act will require a mandatory deemed repatriation of post-1986 undistributed Non-U.S. earnings and profits (“Toll Tax”). The rate applied varies depending on whether the earnings and profit ("E&P") is held in liquid or non-liquid assets, and U.S. Corporations would be subject to a one-time mandatory repatriation toll charge of 15.5% for cash and liquid assets and 8% for non-liquid assets. The toll charge will be assessed regardless of whether or not the company brings back the earnings. The Company has a net deficit in E&P and therefore has no liability for the Toll Tax.

Item 8: Financial Statements and Supplementary Data

161 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2017, the Company has a deferred income tax liability of $61 million for U.S. and non-U.S. taxes mainly related to international withholding taxes. The net reduction of $967 million in the deferred income tax liabilities from 2016 was comprised of $964 million net reversal of deferred tax liabilities accrued in the current and prior years related to the sale of the Commercial Air business, $13.6 million deferred income tax benefit related to the reduction of deferred tax liabilities on previously untaxed E&P due to provisions in the U.S. Tax Reform mentioned above, partially offset by current year earnings activity in Canada and China pre Tax Reform.

Liabilities for Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (dollars in millions)

	Liabilities for Unrecognized Tax Benefits	Interest / Penalties	Grand Total
Balance at December 31, 2016	$36.4	$11.7	$48.1
Additions for tax positions related to prior years	1.1	1.9	3.0
Reductions for tax positions of prior years	(6.4)	(4.2)	(10.6)
Income Tax Audit Settlements	(16.6)	(4.4)	(21.0)
Other	(1.0)	1.3	0.3
Balance at December 31, 2017	$13.5	$6.3	$19.8

During the year ended December 31, 2017, the Company recorded a net $28.3 million reduction on uncertain tax positions ("UTPs"), including interest and penalties. The majority of the net reduction related to a $21.0 million decrease resulting from favorable audit resolutions with state taxing authorities on UTPs taken on prior year U.S. state income tax returns, and $6.6 million related to UTPs in entities that were transferred with the Commercial Air sale.

During the year ended December 31, 2017, the Company recognized $5.4 million income tax benefit relating to interest and penalties on its UTPs. The change in balance is mainly related to the interest and penalties associated with the above mentioned UTPs taken on certain prior-year U.S. state income tax returns and reduction related to UTPs in entities that were transferred with the Commercial Air sale. As of December 31, 2017, the accrued liability for interest and penalties is $6.3 million. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

The entire $19.8 million of unrecognized tax benefits including interest and penalties at December 31, 2017, would lower the Company's effective tax rate, if realized. The Company believes that the total unrecognized tax benefits before interest and penalties may decrease, in the range of $0 to $5 million, from the resolution of open tax matters, settlements of audits, and the expiration of various statutes of limitations prior to December 31, 2018.

Income Tax Audits

In December 2017, the Company received notification from the IRS of commencement of a new federal income tax exam for the 2015 tax year. There are no material tax issues raised by the IRS at this initial state of the audit.

On January 27, 2016, and June 13, 2016, the Company and the IRS concluded the audit examination of IMB Holdco LLC, the parent company of OneWest Bank and its subsidiaries, which was acquired on August 3, 2015 by CIT, for taxable years ended December 31, 2012, and December 31, 2013, respectively. The audit settlement resulted in no additional regular or alternative minimum tax liability but resulted in a significant cash tax refund, which was reflected in the acquisition date balance sheet.

IMB Holdco LLC and its subsidiaries are also under examination by the California Franchise Tax Board ("FTB") for tax years 2009 through 2013. The FTB has completed its audit of the 2009 return and has issued a notice of proposed assessment. The Company, working with its outside advisors, is currently in negotiations to agree to a final Closing Agreement that would settle all outstanding issues for 2009 through 2013. The Company expects final resolution and favorable settlement of the issues in 2018. The issues raised by California were anticipated by the Company, and the Company believes it has provided adequate reserves in accordance with ASC 740 for any potential adjustments.

The Company and its subsidiaries are under examination in various states, provinces and countries for years ranging from 2005 through 2015. Management does not anticipate that these examination results will have any material financial impact.

NOTE 20 — RETIREMENT, POSTRETIREMENT AND OTHER BENEFIT PLANS

CIT provides various benefit programs, including defined benefit retirement and postretirement plans, and defined contribution savings incentive plans. A summary of major plans is provided below.

Retirement and Postretirement Benefit Plans

Retirement Benefits

CIT maintains a frozen U.S. non-contributory pension plan (the "Plan") qualified under the Internal Revenue Code (IRC). Benefits under the Plan are based on an employee's age, years of service and qualifying compensation.

CIT ANNUAL REPORT 2017 162

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also maintains a frozen U.S. non-contributory supplemental retirement plan (the "Supplemental Plan), and an Executive Retirement Plan, which has been closed to new members since 2006, and whose participants are all inactive as of December 31, 2017. In addition, CIT has a frozen non-contributory, non-US retirement plan which covers a small number of retired participants.

Accumulated balances under the Plan and the Supplemental Plan continue to receive periodic interest, subject to certain government limits. The interest credit was 2.84%, 2.61%, and 2.55% for the years ended December 31, 2017, 2016, and 2015, respectively.

Postretirement Benefits

CIT provides healthcare and life insurance benefits to eligible retired employees. For most eligible retirees, healthcare is contributory and life insurance is non-contributory. All postretirement benefit plans are funded on a pay-as-you-go basis.

The Company amended CIT's postretirement benefit plans to discontinue benefits effective December 31, 2012. CIT no longer offers retiree medical, dental and life insurance benefits to those who did not meet the eligibility criteria for these benefits by December 31, 2013. Employees who met the eligibility requirements for retiree health insurance by December 31, 2013 will be offered retiree medical and dental coverage upon retirement. To receive retiree life insurance, employees must have met the eligibility criteria for retiree life insurance by, and must have retired from CIT on or before, December 31, 2013.

Obligations and Funded Status

The following tables set forth changes in benefit obligation, plan assets, funded status and net periodic benefit cost of the retirement plans and postretirement plans:

Obligations and Funded Status (dollars in millions)

	Retirement Benefits		Post-Retirement Benefits
	2017	2016	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$443.6	$445.5	$35.2	$35.1
Service cost	—	0.1	—	—
Interest cost	16.0	17.1	1.2	1.4
Plan amendments, curtailments, and settlements	3.2	(1.8)	—	—
Actuarial loss	9.5	4.7	0.5	0.2
Benefits paid	(27.1)	(21.8)	(4.1)	(3.6)
Other(1)	(5.4)	(0.2)	1.7	2.1
Benefit obligation at end of year	439.8	443.6	34.5	35.2
Change in plan assets
Fair value of plan assets at beginning of period	355.5	337.9	—	—
Actual return on plan assets	46.0	28.2	—	—
Employer contributions	7.9	13.2	2.5	1.5
Plan settlements	(0.6)	(1.8)	—	—
Benefits paid	(27.1)	(21.8)	(4.1)	(3.6)
Other(1)	(7.4)	(0.2)	1.6	2.1
Fair value of plan assets at end of period	374.3	355.5	—	—
Funded status at end of year(2)(3)	$(65.5)	$(88.1)	$(34.5)	$(35.2)
Information on accumulated benefit obligation in excess of plan assets
Projected benefit obligation(6) / Accumulated benefit obligation (4)(6)	$84.7	$437.4	(5)	(5)
Fair value of plan assets	$—	$349.3

(1)	Consists of the following: special termination benefits, plan participants' contributions and currency translation adjustments, primarily related to CIT's Germany pension plan.

(2)	These amounts were recognized as liabilities in the Consolidated Balance Sheet at December 31, 2017 and 2016.

(3)
Company assets of $82.9 million and $86.1 million as of December 31, 2017 and 2016, respectively, related to the non-qualified U.S. executive retirement plan obligation are not included in plan assets but related liabilities are in the benefit obligation.

(4)
Since the Plans' benefits are frozen, the rate of compensation increase is no longer an assumption used to calculate the accumulated benefit obligation. Therefore, the accumulated benefit obligation was the same as the projected benefit obligation at December 31, 2017 and 2016.

(5)	Not applicable

(6)	As of December 31, 2017, the assets for CIT's qualified pension plan exceeded the projected benefit obligations of the Plan.

Item 8: Financial Statements and Supplementary Data

163 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net periodic benefit cost and other amounts recognized in AOCI consisted of the following:

Net Periodic Benefit Costs and Other Amounts (dollars in millions)

	Retirement Benefits			Post-Retirement Benefits
	2017	2016	2015	2017	2016	2015
Service cost	$—	$0.1	$0.2	$—	$—	$—
Interest cost	16.0	17.1	16.9	1.2	1.4	1.4
Expected return on plan assets	(19.3)	(18.5)	(20.1)	—	—	—
Amortization of prior service cost	—	—	—	(0.5)	(0.5)	(0.5)
Amortization of net loss/(gain)	1.6	2.9	2.6	(1.0)	(0.7)	(0.3)
Net settlement and curtailment (gain)/loss and special termination benefit(1)	4.5	—	—	—	—	—
Net periodic benefit cost (credit)	2.8	1.6	(0.4)	(0.3)	0.2	0.6
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Net loss/(gain)	(17.1)	(5.0)	20.9	0.5	0.9	(1.5)
Amortization, settlement or curtailment recognition of net (loss)/gain	(1.5)	(2.9)	(2.6)	1.1	0.7	0.3
Amortization, settlement or curtailment recognition of prior service credit	—	—	—	0.5	0.5	0.5
Total recognized in OCI	(18.6)	(7.9)	18.3	2.1	2.1	(0.7)
Total recognized in net periodic benefit cost and OCI	$(15.8)	$(6.3)	$17.9	$1.8	$2.3	$(0.1)

(1)	$4.7 million curtailment and special termination benefit costs were recorded in discontinued operations in the accompanying financial statements

The estimated net loss for CIT’s retirement benefits that will be amortized from AOCI into net periodic benefit cost over the next fiscal year is $1.2 million. The estimated prior service credit and net gain for CIT’s post-retirement benefits that will be amortized from AOCI into net periodic benefit cost over the next fiscal year is $0.5 million and $0.4 million, respectively.

Assumptions

Discount rate assumptions used for pension and post-retirement benefit plan accounting reflect prevailing rates available on high-quality, fixed-income debt instruments with maturities that match the benefit obligation.

Expected long-term rate of return assumptions on assets are based on projected asset allocation and historical and expected future returns for each asset class. Independent analysis of historical and projected asset returns, inflation, and interest rates are provided by the Company's investment consultants and actuaries as part of the Company's assumptions process.

The weighted average assumptions used in the measurement of benefit obligations are as follows:

Weighted Average Assumptions

	Retirement Benefits		Post-Retirement Benefits
	2017	2016	2017	2016
Discount rate	3.45%	3.73%	3.50%	3.75%
Rate of compensation increases	—	—	(1)	(1)
Health care cost trend rate
Pre-65	(1)	(1)	6.30%	6.50%
Post-65	(1)	(1)	7.40%	7.80%
Ultimate health care cost trend rate	(1)	(1)	4.50%	4.50%
Year ultimate reached	(1)	(1)	2037	2037

The weighted average assumptions used to determine net periodic benefit costs are as follows:

Weighted Average Assumptions

	Retirement Benefits		Post-Retirement Benefits
	2017	2016	2017	2016
Discount rate	3.73%	3.97%	3.75%	3.99%
Expected long-term return on plan assets	5.69%	5.68%	(1)	(1)
(1) Not applicable

Healthcare rate trends have a significant effect on healthcare plan costs. The Company uses both external and historical data to determine healthcare rate trends. An increase (decrease) of one-percentage point in assumed healthcare rate trends would

CIT ANNUAL REPORT 2017 164

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

increase (decrease) the postretirement benefit obligation by $0.7 million and ($0.6 million), respectively. The service and interest cost are not material.

Plan Assets

CIT maintains a "Statement of Investment Policies and Objectives" which specifies guidelines for the investment, supervision and monitoring of pension assets in order to manage the Company's objective of ensuring sufficient funds to finance future retirement benefits. The asset allocation policy allows assets to be invested between 15% to 35% in Equities, 35% to 65% in Fixed-Income, 15% to 25% in Global Asset Allocation, and 5% to 10% in Alternative Investments. The asset allocation follows a Liability Driven Investing ("LDI") strategy. The policy provides specific guidance on asset class objectives, fund manager guidelines and identification of prohibited and restricted transactions. It is reviewed periodically by the Company's Investment Committee and external investment consultants.

There were no direct investments in equity securities of CIT or its subsidiaries included in pension plan assets in any of the years presented.

Plan investments are stated at fair value. Common stock traded on security exchanges as well as mutual funds, exchange traded funds and short term investment funds are valued at closing market prices. Such investments are considered Level 1 per fair value hierarchy. Investments in Common Collective Trusts and Alternative Investment Funds are carried at fair value based upon reported net asset values ("NAV"). ASU 2015-7 removes the requirements to categorize investments for which fair value is measured using the NAV per share as practical expedient from the fair value hierarchy.

There were no transfers of assets between Levels during 2017 and 2016. The tables below set forth asset fair value measurements.

Fair Value Measurements (dollars in millions)

December 31, 2017	Level 1	Level 2	Level 3	Not Classified[1]	Total Fair Value
Cash	$8.3	$—	$—	$—	$8.3
Mutual Fund	82.5	—	—	—	82.5
Exchange Traded Funds	18.6	—	—	—	18.6
Common Stock	21.5	—	—	—	21.5
Short Term Investment Fund, measured at NAV	1.2	—	—	—	1.2
Common Collective Trust, measured at NAV	—	—	—	206.8	206.8
Partnership, measured at NAV	—	—	—	9.9	9.9
Hedge Fund, measured at NAV	—	—	—	25.5	25.5
	$132.1	$—	$—	$242.2	$374.3
December 31, 2016
Cash	$5.8	$—	$—	$—	$5.8
Mutual Fund	69.9	—	—	—	69.9
Exchange Traded Funds	26.1	—	—	—	26.1
Common Stock	16.0	—	—	—	16.0
Short Term Investment Fund, measured at NAV	1.4	—	—	—	1.4
Insurance Contracts, measured at NAV	—	—	6.1	—	6.1
Common Collective Trust, measured at NAV	—	—	—	195.2	195.2
Partnership, measured at NAV	—	—	—	8.6	8.6
Hedge Fund, measured at NAV	—	—	—	26.4	26.4
	$119.2	$—	$6.1	$230.2	$355.5

(1)	These investments have been measured using the net asset value per share practical expedient and are not required to be classified in the table above, in accordance with ASU 2015-7.

The table below sets forth changes in the fair value of the Plan's Level 3 assets for the year ended December 31, 2017:

Fair Value of Level 3 Assets (dollars in millions)

Insurance Contracts
December 31, 2016	$6.1
Realized and Unrealized losses	(0.3)
Purchases, sales, and settlements, net	(5.8)
December 31, 2017	$—

Contributions

The Company's policy is to make contributions so that they exceed the minimum required by laws and regulations, are consistent with the Company's objective of ensuring sufficient funds to finance future retirement benefits and are tax deductible. CIT

Item 8: Financial Statements and Supplementary Data

165 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

currently does not expect to have a required minimum contribution to the U.S. Retirement Plan during 2018. For all other plans, CIT currently expects to contribute $10 million during 2018.

Estimated Future Benefit Payments

The following table depicts benefits projected to be paid from plan assets or from the Company's general assets calculated using current actuarial assumptions. Actual benefit payments may differ from projected benefit payments.

Projected Benefits (dollars in millions)

For the years ended December 31,	Retirement Benefits	Gross Postretirement Benefits	Medicare Subsidy Receipts
2018	$28.0	$2.9	$0.2
2019	27.2	2.9	0.3
2020	29.0	2.8	0.3
2021	29.1	2.7	0.3
2022	28.0	2.6	0.3
2023 – 2027	138.0	11.4	0.5

Savings Incentive Plan

CIT has a number of defined contribution retirement plans covering certain of its U.S. employees which qualify under section 401(k) of the Internal Revenue Code. Generally, employees may contribute a portion of their eligible compensation, as defined, subject to regulatory limits and plan provisions, and the Company matches these contributions up to a threshold. Participants are also eligible for an additional discretionary company contribution. The cost of these plans totaled $18.7 million, $15.8 million and $19.0 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Stock-Based Compensation

In February 2016, the Company adopted the CIT Group Inc. 2016 Omnibus Incentive Plan (the "2016 Plan"), which provides for grants of stock-based awards to employees, executive officers and directors, and replaced the Amended and Restated CIT Group Inc. Long-Term Incentive Plan (the "Prior Plan"). The number of shares of common stock that may be issued for all purposes under the 2016 Plan is (1) 5 million shares plus (2) the number of authorized Shares remaining available under the Prior Plan plus (3) the number of Shares relating to awards granted under the Prior Plan that subsequently are forfeited, expire, terminate or otherwise lapse or are settled for cash, in whole or in part, as provided by the 2016 Plan — 5,405,837 at December 31, 2017 (excludes 2,775,499 shares underlying outstanding awards granted to employees and/or directors that are unvested and/or unsettled.) Currently under the 2016 Plan, the issued and unvested awards consist mainly of Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs").

Compensation expense related to equity-based awards are measured and recorded in accordance with ASC 718, Stock Compensation. The fair value of RSUs and PSUs are based on the fair market value of CIT's common stock on the date of grant. Compensation expense is recognized over the vesting period (requisite service period), which is generally three years for restricted stock/units, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. Compensation expenses for PSUs that cliff vest are recognized over the vesting period, which is generally three years, and on a straight-line basis.

Operating expenses includes $41.9 million of compensation expense related to equity-based awards granted to employees or members of the Board of Directors for the year ended December 31, 2017, including $41.3 million related to restricted and retention stock and unit awards and the remaining related to stock purchases. Compensation expense related to equity-based awards included $36.6 million in 2016 and $63.4 million in 2015. Total unrecognized compensation cost related to nonvested awards was $21.9 million at December 31, 2017. That cost is expected to be recognized over a weighted average period of 1.88 years.

Employee Stock Purchase Plan

In December 2010, the Company adopted the CIT Group Inc. 2011 Employee Stock Purchase Plan (the "ESPP"), which was approved by shareholders in May 2011. Eligibility for participation in the ESPP includes employees of CIT and its participating subsidiaries, except that any employees designated as highly compensated are not eligible to participate in the ESPP. The ESPP is available to employees in the United States and to certain international employees. Under the ESPP, CIT is authorized to issue up to 2,000,000 shares of common stock to eligible employees. Eligible employees can choose to have between 1% and 10% of their base salary withheld to purchase shares quarterly, at a purchase price equal to 85% of the fair market value of CIT common stock on the last business day of the quarterly offering period. The amount of common stock that may be purchased by a participant through the ESPP is generally limited to $25,000 per year. A total of 54,684, 72,325, and 46,770 shares were purchased under the plan in 2017, 2016 and 2015, respectively.

Restricted Stock Units and Performance Stock Units

Under the 2016 Plan, RSUs and PSUs are awarded at no cost to the recipient upon grant. RSUs are generally granted annually at the discretion of the Company, but may also be granted during the year to new hires or for retention or other purposes. RSUs granted to employees and members of the Board during 2017 and 2016 generally were scheduled to vest either one third per year for three years or 100% after three years. Beginning in 2014, RSUs granted to employees were also subject to performance-based vesting based on the Company's pre-tax income results or beginning in 2016, for certain employees, a

CIT ANNUAL REPORT 2017 166

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

minimum Tier 1 Capital ratio. A limited number of vested stock awards are scheduled to remain subject to transfer restrictions through the first anniversary of the grant date for members of the Board who elected to receive stock in lieu of cash compensation for their retainer. Certain RSUs granted to directors, and in limited instances to employees, are designed to settle in cash and are accounted for as "liability" awards as prescribed by ASC 718. The values of these cash-settled RSUs are re-measured at the end of each reporting period until the award is settled.

Certain senior executives receive long-term incentive (LTI) awards, which are generally granted at the discretion of the Company annually. During 2017 and 2016, LTI has been awarded 50% in the form of Performance Share Units (PSUs) based on after-tax Return on Tangible Common Stockholder's Equity (ROTCE), and 50% in the form of performance based RSUs (described above). A total shareholder return (TSR) adjustment factor, described more fully below, was introduced to the 2016 PSUs. During 2015, LTI was awarded by the Company as two forms of PSUs.

The 2017 PSUs may be earned at the end of a three-year performance period (2017 - 2019) based on after-tax ROTCE, which may be increased or decreased by up to 20% depending on the Company’s 3-year cumulative TSR results relative to the component companies of the KBW Nasdaq Bank Index for the performance period. No increase is permitted if the Company’s TSR for the performance period is negative, and the overall payout for the 2017 PSUs, including the TSR adjustment factor, may range from 0% to a maximum of 150% of target. The 2016 PSUs may be earned at the end of a three-year performance period (2016 — 2018) from 0% to 150% of target based on after-tax ROTCE. The first form of 2015 PSUs, "2015 PSUs-Return on Average Earnings Assets (ROA) / Earnings Per Share (EPS)," may also be earned at the end of a three-year performance period (2015 — 2017) from 0% to 150% of target based on performance against two pre-established performance measures: fully diluted EPS (weighted 75%) and pre-tax ROA (weighted 25%). The second form of 2015 PSUs, "2015 PSUs-PreTax ROTCE," are earned in each year during a three-year performance period (2015 — 2017) from 0% to a maximum of 150% of target based on pre-tax ROTCE as follows: (1) one-third based on the pre-tax ROTCE for the first year of the performance period; (2) one-third based on the average pre-tax ROTCE for the first two years of the performance period; and (3) one-third based on the three-year average ROTCE during the performance period. Performance measures for all PSU awards have a minimum threshold level of performance that must be achieved to trigger any payout; if the threshold level of performance is not achieved, then no portion of the PSU target will be payable.

The fair value of RSUs and PSUs that vested and settled in stock during 2017, 2016 and 2015 was $59.0 million, $52.4 million and $56.2 million, respectively. The fair value of RSUs that vested and settled in cash during 2017, 2016 and 2015 was $0.3 million, $0.2 million and $0.2 million, respectively.

The following tables summarize restricted stock and RSU activity for 2017 and 2016:

Stock and Cash — Settled Awards Outstanding

	Stock-Settled Awards		Cash-Settled Awards
December 31, 2017	Number of Shares	Weighted Average Grant Date Value	Number of Shares	Weighted Average Grant Date Value
Unvested at beginning of period	3,043,451	$37.70	12,072	$37.81
Vested / unsettled awards at beginning of period	243,335	46.10	—	—
PSUs - granted to employee	194,979	41.67	—	—
PSUs - adjustments for performance versus targets	(30,758)	47.76	—	—
RSUs - granted to employees	826,634	41.30	—	—
RSUs - granted to directors	32,623	46.03	8,506	46.66
Forfeited / cancelled	(144,615)	36.41	—	—
Vested / settled awards	(1,390,151)	40.92	(5,507)	39.42
Vested / unsettled awards	(246,057)	45.09	—	—
Unvested at end of period	2,529,441	$37.55	15,071	$42.22
December 31, 2016
Unvested at beginning of period	3,384,297	$45.55	9,623	$44.97
Vested / unsettled awards at beginning of period	39,626	40.46	—	—
PSUs - granted to employee	284,640	32.80	—	—
PSUs - incremental for performance above 2012-14 targets	19,938	42.21	—	—
RSUs - granted to employees	1,429,554	30.32	—	—
RSUs - granted to directors	38,957	33.37	7,496	33.35
Forfeited / cancelled	(276,627)	38.61	—	—
Vested / settled awards	(1,633,599)	45.28	(5,047)	44.83
Vested / unsettled awards	(243,335)	46.10	—	—
Unvested at end of period	3,043,451	$37.70	12,072	$37.81

Item 8: Financial Statements and Supplementary Data

167 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - COMMITMENTS

The accompanying table summarizes credit-related commitments, as well as purchase and funding commitments:

Commitments (dollars in millions)

	December 31, 2017
	Due to Expire			December 31, 2016
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets	$1,594.9	$4,669.6	$6,264.5	$6,008.1
Letters of credit
Standby letters of credit	21.2	192.1	213.3	232.2
Other letters of credit	14.2	—	14.2	14.0
Guarantees
Deferred purchase agreements	2,068.1	—	2,068.1	2,060.5
Guarantees, acceptances and other recourse obligations	2.1	—	2.1	1.6
Purchase and Funding Commitments
Aerospace purchase commitments(1)	—	—	—	8,683.5
Rail and other purchase commitments	187.8	8.3	196.1	300.7

(1)     The Aerospace purchase commitments in the table above are associated with Aerospace discontinued operations, which were transferred to the purchaser when Aerospace was sold in April 2017.

Discontinued operations

Financing commitments include HECM reverse mortgage loan commitments associated with Financial Freedom discontinued operations of $34 million at December 31, 2017 and $42 million at December 31, 2016. In addition, as servicer of HECM loans, the Company is required to repurchase the loan out of the GNMA HMBS securitization pools once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount or when the property forecloses to OREO. In October 2017, the Company announced the sale of the Financial Freedom business and reverse mortgage loans in connection with the Financial Freedom Transaction. Upon investor consent to servicing transfer in connection with the sale, CIT shall no longer have this obligation. Refer to Note 2 - Discontinued Operations.

Financing Commitments

Commercial

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect CIT's agreements to lend to its customers, subject to the customers' compliance with contractual obligations. Included in the table above are commitments that have been extended to and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $881.3 million at December 31, 2017 and $572 million at December 31, 2016. Financing commitments also include credit line agreements to Business Capital clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, was $190 million at December 31, 2017 and $335 million at December 31, 2016. As financing commitments may not be fully drawn, may expire unused, may be reduced or canceled at the customer's request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

The table above includes approximately $1.6 billion and $1.7 billion of undrawn financing commitments at December 31, 2017 and December 31, 2016, respectively, for instances where the customer is not in compliance with contractual obligations or does not have adequate collateral to borrow against the unused facility, and therefore CIT does not have the contractual obligation to lend.

At December 31, 2017, substantially all undrawn financing commitments were senior facilities. Most of the Company's undrawn and available financing commitments are in the Commercial Banking segment.

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

Consumer

The Company is committed to fund draws on certain reverse mortgages in conjunction with loss sharing agreements with the FDIC. The FDIC agreed to indemnify the Company for losses on the first $200 million of draws that occur subsequent to the purchase date. In addition, the FDIC agreed to fund any other draws in excess of the $200 million. As of December 31, 2017 and December 31, 2016, $134 million and $145 million, respectively, had been advanced on the reverse mortgage loans post March 2009. The Company's exposure for additional draws on loan commitments on these purchased reverse mortgage loans was $66

CIT ANNUAL REPORT 2017 168

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million at December 31, 2017 and $55 million at December 31, 2016. The aggregate amount advanced and the remaining loan commitments on these purchased loans increase or decrease as the Company funds additional draws or outstanding draws are repaid. See Note 5 — Indemnification Assets for further discussion on the loss sharing agreements with the FDIC.

Also included was the Company's commitment to fund draws on certain home equity lines of credit ("HELOCs"). Under the HELOC participation and servicing agreement entered into with the FDIC, the FDIC agreed to reimburse the Company for a portion of the draws that the Company made on the purchased HELOCs.

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

Deferred Purchase Agreements

A Deferred Purchase Agreement ("DPA") is provided in conjunction with factoring, whereby CIT provides a client with credit protection for trade receivables without purchasing the receivables. The trade receivable terms are generally ninety days or less. If the client's customer is unable to pay an undisputed receivable solely as the result of credit risk, then CIT purchases the receivable from the client. The outstanding amount in the table above is the maximum potential exposure that CIT would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring CIT to purchase all such receivables from the DPA clients.

The table above includes $1,979 million and $1,962 million of DPA credit protection at December 31, 2017 and December 31, 2016, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $89 million and $99 million available under DPA credit line agreements, net of the amount of DPA credit protection provided at December 31, 2017 and December 31, 2016, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance loans, which reflects embedded losses based on various factors, including expected losses reflecting the Company's internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $5.3 million and $6.1 million at December 31, 2017 and December 31, 2016, respectively.

Purchase and Funding Commitments

CIT's purchase commitments relate primarily to purchases of rail equipment.

The Company's rail business entered into commitments to purchase railcars from multiple manufacturers. At December 31, 2017, approximately 1,550 railcars remain to be purchased from manufacturers with deliveries through 2019. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

Other purchase commitments primarily relate to Equipment Finance.

Other Commitments

The Company has commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments were $67 million at December 31, 2017 and $62 million at December 31, 2016. These commitments are payable on demand and are recorded in Other liabilities.

NOTE 22 — CONTINGENCIES

Litigation and other Contingencies

CIT is involved, and from time to time in the future may be involved, in a number of pending and threatened judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, "Litigation"). In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter will be, if any. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company's financial condition, but may be material to the Company's operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $90 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established

Item 8: Financial Statements and Supplementary Data

169 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2017. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

Those Litigation matters for which an estimate is not reasonably possible or as to which a loss does not appear to be reasonably possible, based on current information, are not included within this estimated range and, therefore, this estimated range does not represent the Company's maximum loss exposure.

The foregoing statements about CIT's Litigation are based on the Company's judgments, assumptions, and estimates and are necessarily subjective and uncertain. The Company has several hundred threatened and pending judicial, regulatory and arbitration proceedings at various stages. Several of the Company's significant Litigation matters are described below.

Brazilian Tax Matter

Banco Commercial Investment Trust do Brasil S.A. ("Banco CIT"), CIT's Brazilian bank subsidiary, was sold in a stock sale in the fourth quarter of 2015, thereby transferring the legal liabilities of Banco CIT to the buyer. Under the terms of the stock sale, CIT remains liable for indemnification to the buyer for any losses resulting from certain Imposto Sobre Circulaco de Mercadorias e Servicos ("ICMS") tax appeals relating to disputed local tax assessments on leasing services and importation of equipment (the "ICMS Tax Appeals").

Notices of infraction were issued to Banco CIT relating to the payment of ICMS taxes charged by Brazilian states in connection with the importation of equipment. The state of São Paulo claims that Banco CIT should have paid it ICMS taxes for tax years 2006 — 2009 because Banco CIT, the purchaser, was located in São Paulo. Instead, the ICMS taxes were paid to the state of Espirito Santo where the imported equipment arrived. A regulation issued by São Paulo in December 2013 reaffirms a 2009 agreement by São Paulo to conditionally recognize ICMS tax payments made to Espirito Santo. An assessment related to taxes paid to Espirito Santo was upheld in a ruling issued by the administrative court in May 2014. That ruling has been appealed. Another assessment related to taxes paid to Espirito Santo remains pending. Petitions seeking São Paulo's recognition of the taxes paid to Espirito Santo have been filed in a general amnesty program.

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

HUD OIG Investigation

In 2009, OneWest Bank acquired the reverse mortgage loan portfolio and related servicing rights of Financial Freedom Senior Funding Corporation, including HECM loans, from the FDIC as Receiver for IndyMac Federal Bank. HECM loans are insured by the FHA, and administered by HUD. In addition, Financial Freedom is the servicer of HECM loans owned by third party investors. Beginning in the third quarter of 2015, the Office of the Inspector General for HUD (the "HUD OIG"), served a series of subpoenas on the Company regarding HECM loans. The subpoenas requested documents and other information related to Financial Freedom's HECM loan origination and servicing business, including the curtailment of interest payments on HECM insurance claims. On May 16, 2017 CIT entered into a settlement of approximately $89 million to resolve the servicing related claims. The settlement was within CIT’s existing reserves and included interest to be reimbursed to HUD. CIT has provided information and documents responsive to the subpoena’s request for information relating to the mortgage originations and does not currently expect the outcome of the remaining loan origination matter to have a material adverse effect on CIT’s financial condition or results of operations.

NY Attorney General
In the second quarter of 2017, the Office of the Attorney General of the State of New York (“NYAG”), served a subpoena on the Company regarding HECM loans. The subpoena requested documents and other information related to Financial Freedom’s HECM loan business in the State of New York. The NYAG subsequently withdrew the subpoena and has requested the Company’s continued voluntary cooperation with the inquiry. The Company is continuing to cooperate with the NYAG’s office and has produced certain documents. The Company does not have sufficient information to make an assessment of the outcome or the impact of the NYAG’s ongoing inquiry.
Ocwen Indemnification Obligations
In connection with the OneWest acquisition, CIT assumed the obligation to indemnify Ocwen Loan Servicing, LLC (“Ocwen”) against certain claims that may arise from servicing errors, which are deemed attributable to the period prior to June 2013, when OneWest sold its servicing business to Ocwen, such as repurchase demands, non-recoverable servicing advances and compensatory fees imposed by the GSEs for servicer delays in completing the foreclosure process within the prescribed timeframe established by the servicer guides or agreements, exclusive of losses or repurchase obligations and certain agency fees, and which are limited to an aggregate amount of $150 million for claims noticed by February 28, 2017 to CIT. Ocwen is responsible for liabilities arising from servicer obligations following the service transfer date because substantially all risks and rewards of ownership were transferred; except for certain Agency fees or loan repurchase amounts. As of September 30, 2017, the cumulative indemnification payments totaled approximately $56 million, which reduced the Company’s $150 million maximum potential indemnity obligation to Ocwen. On August 12, 2016, Ocwen filed a Demand for Arbitration against CIT

CIT ANNUAL REPORT 2017 170

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

alleging that CIT failed to meet its contractual obligations to indemnify Ocwen for losses allegedly suffered in connection with the sale. Among other things, Ocwen alleged that CIT failed to perform its obligations under the sale agreement and breached its representations and warranties in the agreement. On November 30, 2017, the Company filed a Form 8-K announcing that CIT and Ocwen agreed to a settlement of $29.9 million to resolve the claims and that the Company was adequately reserved for the settlement which would not have a material effect on the Company’s financial condition or results of operations.
Mortgage Servicing Consent Orders
As a result of CIT Group Inc.’s acquisition of OneWest Bank, CIT (as successor to IMB Holdco LLC) is subject to a Consent Order with the FRB related to residential mortgage servicing operations. The original consent order was entered into with IMB Holdco LLC and the Office of Thrift Supervision in April 2011. Following IMB Holdco’s conversion to a bank holding company the Consent Order was amended in March 2014 to name the FRB as the appropriate regulator to administer the Order. A similar Consent Order had been entered into with the OCC, but in July 2015, immediately prior to completion of CIT’s acquisition of OneWest Bank the OCC terminated its Consent Order. However, the FRB continued its Consent Order in place and oversight was transferred to the Federal Reserve Bank New York and CIT succeeded to the Consent Order obligations. The improvements required by the Consent Order had been implemented including the completion of an Independent Foreclosure Review in 2014, resulting in approximately $12.7 million of remediation payments being made to borrowers. On January 12, 2018, the FRB announced the termination of enforcement actions related to residential mortgage loan servicing and foreclosure processing issued in 2011 and 2012 against 10 banks including CIT. The FRB also announced civil money penalties against certain of the banks that had not yet been fined for their mortgage servicing deficiencies related to those enforcement actions. CIT was adequately reserved for the penalty which will not have a material effect on the Company’s financial condition or results of operations.

NOTE 23 — LEASE COMMITMENTS

Lease Commitments

The following table presents future minimum rental payments under non-cancellable long-term lease agreements for premises and equipment at December 31, 2017:

Future Minimum Rentals (dollars in millions)

Years Ended December 31,
2018	$47.5
2019	46.0
2020	40.1
2021	29.6
2022	16.9
Thereafter	69.7
Total	$249.8

In addition to fixed lease rentals, leases generally require payment of maintenance expenses and real estate taxes, both of which are subject to escalation provisions. Minimum payments include $49.2 million ($16.4 million for 2018) which will be recorded against the facility exiting liability when paid and therefore will not be recorded as rental expense in future periods. Minimum payments have not been reduced by minimum sublease rentals of $39.9 million due in the future under non-cancellable subleases which will be recorded against the facility exiting liability when received.

Rental expense for premises and equipment was as follows. The 2015 balances include five months of activity related to OneWest Bank.

	Years Ended December 31,
(dollars in millions)	2017	2016	2015
Premises	$34.9	$42.1	$28.7
Equipment	1.7	1.7	1.8
Total	$36.6	$43.8	$30.5

NOTE 24 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CIT has an equity interest in Strategic Credit Partners Holdings LLC (the "JV"), a joint venture between CIT Group Inc. ("CIT") and TPG Special Situations Partners ("TSSP"). The JV extends credit in senior-secured, middle-market corporate term loans, and, in certain circumstances, is a participant to such loans. The JV may participate in corporate loans originated by CIT or other third party lenders. The JV may acquire other types of loans, such as subordinate corporate loans, second lien loans, revolving loans, asset backed loans and real estate loans. Through the year ended December 31, 2017, loans of $241.1 million were sold to the joint venture. CIT also maintains an equity interest of 10% in the JV, and our investment was $7.3 million and $5.4 million at December 31, 2017 and 2016, respectively.

On July 10, 2017, CIT Northbridge Credit LLC (“Northbridge”) was formed. Northbridge is an asset-based-lending joint venture between CIT Bank, N.A. (“CIT Bank”) and Allstate Insurance Company and its subsidiary (“Allstate”) that will extend credit in asset-based lending middle-market loans.  CIT holds a 20% equity investment in Northbridge, and CIT Asset Management LLC,

Item 8: Financial Statements and Supplementary Data

171 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

a non-bank subsidiary of CIT, acts as an investment advisor and servicer of the loan portfolio; Allstate is an 80% equity investor. At December 31, 2017 CIT’s investment was $5 million, with the expectation of additional investment as the joint venture grows. Management fees were earned by CIT on loans under management. The joint venture is not consolidated and the investment is being accounted for using the equity method.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT's interests in these entities were entered into in the ordinary course of business. Other assets included approximately $248 million and $220 million at December 31, 2017, and 2016, respectively, of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

The combination of investments in and loans to non-consolidated entities represents the Company's maximum exposure to loss, as the Company does not provide guarantees or other forms of indemnification to non-consolidated entities.

NOTE 25 — BUSINESS SEGMENT INFORMATION

Management's Policy in Identifying Reportable Segments

CIT's reportable segments are primarily based upon industry categories, geography, target markets and customers served, and, to a lesser extent, the core competencies relating to product origination, distribution methods, operations and servicing and the nature of their regulatory environment. This segment reporting is reflective of the Company's internal reporting structure and is consistent with the presentation of financial information to the chief operating decision maker.

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

Consumer Banking includes Other Consumer Banking and Legacy Consumer Mortgages.

Other Consumer Banking offers mortgage loans, and deposits to its consumer customers. The division offers jumbo residential mortgage loans and conforming residential mortgage loans, primarily in Southern California. Mortgage loans are originated directly through leads generated from the retail branch network, the commercial business units, as well as indirectly through institutional intermediaries. Consumer lending includes product specialists, internal sales support and origination processing, structuring and closing. Retail banking is the primary deposit gathering business of CIT Bank and operates through 70 retail branches in Southern California and an online direct channel. We offer a broad range of deposit and lending products to meet the needs of our customers, including: checking, money market, savings, certificates of deposit, residential mortgage loans, and fiduciary services. The division also originates qualified Small Business Administration ("SBA") 504 loans (generally, the financing provides growing small businesses with long-term, fixed-rate financing for major fixed assets, such as land and building) and 7(a) (generally, for purchase/refinance of owner occupied commercial real estate, working capital, acquisition of inventory, machinery, equipment, furniture, and fixtures, the refinance of outstanding debt subject to any program guidelines, and acquisition of businesses, including partnership buyouts).

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

NSP includes businesses and portfolios that we no longer consider strategic. The China portfolio was predominately the remaining operation at December 31, 2017.

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate & Other. Some of the more significant items include interest income on investment securities, a portion of interest expense, primarily related to corporate liquidity costs (interest expense), mark-to-market adjustments on non-qualifying derivatives (other non-interest income), restructuring charges for severance and facilities exit activities (operating expenses), certain intangible asset amortization expenses (other expenses) and loss on debt extinguishments.

CIT ANNUAL REPORT 2017 172

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Profit and Assets

The following table presents segment data. The 2015 include results of OneWest Bank's operations for approximately five months compared to a full year in 2016.

Segment Pre-tax Income (Loss) (dollars in millions)

For the year ended December 31, 2017	Commercial Banking	Consumer Banking	Non-Strategic Portfolios	Corporate & Other	Total CIT
Interest income	$1,248.0	$378.1	$22.9	$186.6	$1,835.6
Interest expense (benefit)	517.7	(51.8)	15.2	236.6	717.7
Provision for credit losses	88.7	25.9	—	—	114.6
Rental income on operating leases	1,007.4	—	—	—	1,007.4
Other non-interest income	291.0	4.1	3.1	66.0	364.2
Depreciation on operating lease equipment	296.3	—	—	—	296.3
Maintenance and other operating lease expenses	222.9	—	—	—	222.9
Goodwill impairment	255.6	—	—	—	255.6
Operating expenses / loss on debt extinguishment	691.7	401.5	12.7	302.6	1,408.5
Income (loss) from continuing operations before provision (benefit) for income taxes	$473.5	$6.6	$(1.9)	$(286.6)	$191.6
Select Period End Balances
Loans	$23,159.3	$5,954.6	$—	$—	$29,113.9
Credit balances of factoring clients	(1,468.6)	—	—	—	(1,468.6)
Assets held for sale	1,334.2	865.6	63.3	—	2,263.1
Operating lease equipment, net	6,738.9	—	—	—	6,738.9
For the year ended December 31, 2016
Interest income	$1,287.9	$420.8	$80.8	$122.0	$1,911.5
Interest expense	519.1	10.2	47.2	176.7	753.2
Provision for credit losses	183.1	11.7	(0.1)	—	194.7
Rental income on operating leases	1,020.0	—	11.6	—	1,031.6
Other non-interest income	293.8	40.0	52.1	(235.3)	150.6
Depreciation on operating lease equipment	261.1	—	—	—	261.1
Maintenance and other operating lease expenses	213.6	—	—	—	213.6
Goodwill impairment	34.8	319.4	—	—	354.2
Operating expenses / loss on debt extinguishment	761.6	380.9	42.2	111.3	1,296.0
Income (loss) from continuing operations before provision (benefit) for income taxes	$628.4	$(261.4)	$55.2	$(401.3)	$20.9
Select Period End Balances
Loans	$22,562.3	$6,973.6	$—	$—	$29,535.9
Credit balances of factoring clients	(1,292.0)	—	—	—	(1,292.0)
Assets held for sale	357.7	68.2	210.1	—	636.0
Operating lease equipment, net	7,486.1	—	—	—	7,486.1

For the Year Ended December 31, 2015
Interest income	$1,029.1	$176.1	$184.8	$55.2	$1,445.2
Interest expense	481.4	24.9	121.4	103.7	731.4
Provision for credit losses	143.7	8.7	6.2	—	158.6
Rental income on operating leases	981.4	—	36.7	—	1,018.1
Other non-interest income	302.6	5.4	(96.8)	(61.6)	149.6
Depreciation on operating lease equipment	218.3	—	10.9	—	229.2
Maintenance and other operating lease costs	185.1	—	—	—	185.1
Operating expenses / loss on debt extinguishment	727.4	158.4	123.9	112.9	1,122.6
Income (loss) from continuing operations before provision (benefit) for income taxes	$557.2	$(10.5)	$(137.7)	$(223.0)	$186.0
Select Period End Balances
Loans	$23,332.4	$7,186.3	$—	$—	$30,518.7
Credit balances of factoring clients	(1,344.0)	—	—	—	(1,344.0)
Assets held for sale	435.1	45.1	1,577.5	—	2,057.7
Operating lease equipment, net	6,851.7	—	—	—	6,851.7

Item 8: Financial Statements and Supplementary Data

173 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

The following table presents information by major geographic region based upon the location of the Company's legal entities.

Geographic Region (dollars in millions)

		Total Assets(1)	Total Revenue from continuing operations	Income (Loss) from continuing operations before provision (benefit) for income taxes	Income (loss) from continuing operations before attribution of noncontrolling interests
U.S.	2017	$46,825.9	$3,046.1	$251.9	$287.3
	2016	53,252.9	2,755.6	157.5	99.3
	2015	55,491.1	2,084.5	227.6	876.7
Europe	2017	1,424.0	119.6	(34.5)	(19.8)
	2016	8,575.7	139.7	(189.2)	(246.8)
	2015	8,351.8	125.0	(227.6)	(304.6)
Other foreign	2017	1,028.8	41.5	(25.8)	(8.1)
	2016	2,341.6	198.4	52.6	(35.1)
	2015	3,549.0	403.4	186.0	151.9
Total consolidated	2017	49,278.7	3,207.2	191.6	259.4
	2016	64,170.2	3,093.7	20.9	(182.6)
	2015	67,391.9	2,612.9	186.0	724.0

(1)	Includes Assets of discontinued operation of $501.3 million at December 31, 2017, $13,220.7 million at December 31, 2016 and $13,059.6 million at December 31, 2015.

NOTE 26 — GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the goodwill balance by segment.

Goodwill (dollars in millions)

	Commercial Banking	Consumer Banking	Total
December 31, 2015(1)	$689.0	$374.2	$1,063.2
Impairment(2)	(34.8)	(319.4)	(354.2)
Other activity(3)	(12.0)	(11.6)	(23.6)
December 31, 2016	642.2	43.2	685.4
Impairment(2)	(255.6)	—	(255.6)
Transfers to Held for Sale	(65.1)	—	(65.1)
Foreign exchange translation	5.2	—	5.2
December 31, 2017	$326.7	$43.2	$369.9

(1)
In preparing the interim financial statements for the quarter ended June 30, 2016, the Company discovered and corrected an immaterial error impacting the December 31, 2015 goodwill allocation among Consumer Banking and Commercial Banking in the amount of $23.2 million. The reclassification had no impact on the Company's Balance Sheet and Statements of Income or Cash Flows for any period.

(2)	The impairment charges exclude goodwill impairment recorded upon transfer of assets to held for sale of $4 million and $15 million for the years ended December 31, 2016 and 2015, respectively.

(3)	Includes measurement period adjustments related to the OneWest transaction, as described below, and foreign exchange translation.

The December 31, 2015 goodwill included amounts from CIT's emergence from bankruptcy in 2009, and its 2014 acquisitions of Capital Direct Group and its subsidiaries ("Direct Capital"), and NACCO, an independent full service railcar lessor in Europe. On January 31, 2014, CIT acquired 100% of the outstanding shares of Paris-based NACCO. The purchase price was approximately $250 million and the acquired assets and liabilities were recorded at their estimated fair values as of the acquisition date, resulting in $77 million of goodwill. On August 1, 2014, CIT Bank acquired 100% of Direct Capital, a U.S. based lender providing equipment financing to small and mid-sized businesses operating across a range of industries. The purchase price was approximately $230 million and the acquired assets and liabilities were recorded at their estimated fair values as of the acquisition date resulting in approximately $170 million of goodwill. In addition, intangible assets of approximately $12 million were recorded relating mainly to the valuation of existing customer relationships and trade names.

On August 3, 2015, CIT acquired 100% of IMB HoldCo LLC, the parent company of OneWest Bank. The purchase price was approximately $3.4 billion and the acquired assets and liabilities were recorded during the third quarter 2016 at their estimated fair value as of the acquisition date resulting in $598 million of goodwill recorded in the third quarter of 2016, which was ultimately adjusted to $642.5 million as a result of measurement period adjustments. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows (that may reflect collateral

CIT ANNUAL REPORT 2017 174

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

values), market conditions and other future events that are highly subjective in nature and may require adjustments, which can be updated throughout the year following the acquisition. Subsequent to the acquisition, management continued to review information relating to events or circumstances existing at the acquisition date. This review resulted in adjustments to the acquisition date valuation amounts, which decreased the goodwill balance from $663 million as of December 31, 2015, to $642.5 million as of the end of the measurement period in the third quarter of 2016. Prior to the impairment charge of $319.4 million taken during the fourth quarter of 2016, $362.6 million of the goodwill balance was associated with the Consumer Banking business segment. The remaining goodwill was allocated to the Commercial Finance and Real Estate Finance reporting units in Commercial Banking. Additionally, intangible assets of approximately $165 million were recorded relating mainly to the valuation of core deposit intangibles, trade name and customer relationships, as detailed in the table below.

The table above does not include approximately $136 million of goodwill that was transferred to discontinued operations as a result of the movement of the Commercial Air and Business Air businesses to discontinued operations during 2016. In addition, during the second quarter of 2017, we announced that we reached a definitive agreement to sell NACCO, and therefore transferred the portfolio to held for sale. As a result, approximately $65 million of goodwill within Commercial Banking, including foreign exchange translation adjustments, was transferred to held for sale.

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

Accordingly, during the fourth quarter of 2017, the Company performed its annual goodwill impairment test.

As discussed in Note 1 - Business and Summary of Significant Accounting Policies, the Company adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment which requires entities to record an impairment charge based on the excess of a reporting unit's carrying amount over its fair value (the "quantitative impairment test"). Companies can also choose to assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, before applying the quantitative approach.

For 2017, we performed the quantitative impairment test for all Reporting Units ("RUs"), including Commercial Finance, Commercial Services, Equipment Finance, Rail, Real Estate Finance and Consumer Banking.

Fair Value

Determining the value of the RUs as part of the quantitative impairment test involves significant judgment. The Company used a combination of the Income Approach (i.e. discounted cash flow method) and the Market Approach (i.e. Guideline Public Company ("GPC") and, where applicable, Guideline Merged and Acquired Company ("GMAC") methods) to determine the fair value.

In the application of the Income Approach, the Company determined the fair value of the RUs using a discounted cash flow ("DCF") analysis. The DCF model uses earnings projections and respective capitalization assumptions based on two-year financial plans presented to the Board of Directors. Beyond the initial two-year period, the projections converge toward a constant long-term growth rate of up to 3% based on the projected revenues of the RU, as well as expectations for the development of gross domestic product and inflation, which are captured in the terminal value. Estimating future earnings and capital requirements involves judgment and the consideration of past and current performance and overall macroeconomic and regulatory environments.

The cash flows determined based on the process described above are discounted to their present value. The discount rate (cost of equity) applied is comprised of a risk-free interest rate, an equity risk premium, a size premium and a factor covering the systematic market risk (RU-specific beta) and, where applicable, a company specific risk premium. The values for the factors applied are determined primarily using external sources of information. The RU-specific betas are determined based on a group of peer companies. The discount rates applied to the RUs ranged from 10% to 12.75%.

In our application of the market approach, for the GPC Method, the Company applied market based multiples derived from the stock prices of companies considered by management to be comparable to each of the RUs, to various financial metrics for each of the Reporting Units, as determined applicable to those reporting units, including tangible book or book value, earnings and projected earnings. In addition, the Company applied a 25% control premium based on our review of transactions observable in the market place that we determined were comparable. The control premium is management's estimate of how much a market participant would be willing to pay over the fair market value for control of the business.

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

Item 8: Financial Statements and Supplementary Data

175 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimating the fair value of reporting units involves the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions change from those expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

Carrying Amount

The carrying amount of the RUs is determined using a capital allocation methodology. The allocation uses the Company's total equity at the date of valuation, which is allocated to each of the Company's businesses, including the RUs, and to the other areas of the Company not included in the RUs. The allocation is informed by internal analysis and the current target regulatory capital of the Company, to determine the allocated capital.

Based on the quantitative analysis, as described above, the Company concluded that the carrying amount of the Equipment Finance and Commercial Services RUs exceeded their estimated fair value and thus the Company recorded an impairment of the Equipment Finance and Commercial Services RUs of $247.0 million and $8.6 million, respectively, representing the full amount of goodwill assigned to the RUs.

As described above, approximately $170 million of Equipment Finance's goodwill was recorded in August of 2014 as a result of the Direct Capital acquisition. Equipment Finance's remaining goodwill balance of approximately $80 million was attributed to the RU at the time of emergence from bankruptcy in 2009. The impairment charge in 2017 was primarily the result of forecasted margin compression on new business due to a limited ability to fully pass on interest rate increases to our higher yielding customers, a shift in volume to lower yielding, lower risk businesses that are not yet at scale, and lower than expected end-of-lease activity.

Goodwill for Commercial Services of approximately $43 million was attributed at the time of emergence from bankruptcy in 2009. During 2016, the Company recorded goodwill impairment of $34.8 million for the RU as the fundamentals of the factoring business had come under increasing pressure from a challenging retail environment and tighter pricing on factoring commissions. The remaining goodwill of $8.6 million was impaired during the fourth quarter of 2017.

Intangible Assets

The following table presents the gross carrying value and accumulated amortization for intangible assets, excluding fully amortized intangible assets.

Intangible Assets (dollars in millions)

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$126.3	$(43.6)	$82.7	$126.3	$(25.4)	$100.9
Trade names	24.7	(7.7)	17.0	27.4	(6.1)	21.3
Customer relationships	23.9	(10.6)	13.3	23.9	(7.1)	16.8
Other	7.4	(7.4)	—	9.7	(8.0)	1.7
Total intangible assets	$182.3	$(69.3)	$113.0	$187.3	$(46.6)	$140.7

The following table presents the changes in intangible assets:

Intangible Assets Rollforward (dollars in millions)

	Customer Relationships	Core Deposit Intangibles	Trade Names	Other	Total
December 31, 2015	$20.7	$118.8	$24.4	$2.2	$166.1
Additions	—	—	—	1.8	1.8
Amortization(1)	(3.9)	(17.9)	(3.1)	(2.3)	(27.2)
December 31, 2016	16.8	100.9	21.3	1.7	140.7
Amortization(1)	(3.5)	(18.2)	(2.8)	(0.8)	(25.3)
Other(2)	—	—	(1.5)	(0.9)	(2.4)
December 31, 2017	$13.3	$82.7	$17.0	$—	$113.0

(1)	Includes amortization recorded in operating expenses and operating lease rental income.

(2)	Includes adjustments as a result of the transfer of NACCO to held for sale.

The intangible asset balances primarily reflect the intangibles recognized as a result of the OneWest Bank Transaction. The largest component is related to the valuation of core deposits. Core deposit intangibles ("CDIs") represent future benefits arising from non-contractual customer relationships (e.g., account relationships with the depositors) acquired from the purchase of demand deposit accounts, including interest and non-interest bearing checking accounts, money market and savings accounts. The Company's CDI has a finite life and is amortized on a straight line basis over the estimated useful life, with a remaining life of five years. Amortization expense for the intangible assets is primarily recorded in operating expenses.

CIT ANNUAL REPORT 2017 176

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets prior to the OneWest Transaction included the operating lease rental intangible assets comprised of amounts related to net favorable (above current market rates) operating leases. The intangible assets also include approximately $6.1 million, net, related to the valuation of existing customer relationships and trade names recorded in conjunction with the acquisition of Direct Capital in 2014.

Accumulated amortization totaled $69.3 million at December 31, 2017. Projected amortization for the years ended December 31, 2018 through December 31, 2022, is approximately $23.8 million, $23.2 million, $22.8 million, $22.0 million, and $13.4 million, respectively.

NOTE 27 — SEVERANCE AND FACILITY EXITING LIABILITIES

The following table summarizes liabilities (pre-tax) related to closing facilities and employee severance:

Severance and Facility Exiting Liabilities (dollars in millions)

	Severance		Facilities
	Number of Employees	Liability	Number of Facilities	Liability	Total Liabilities
December 31, 2015	53	$36.9	8	$19.1	$56.0
Additions and adjustments	165	28.6	5	(0.6)	28.0
Utilization	(183)	(62.3)	(2)	(3.4)	(65.7)
December 31, 2016	35	3.2	11	15.1	18.3
Additions and adjustments	718	41.5	3	4.9	46.4
Utilization	(215)	(16.4)	(4)	(5.0)	(21.4)
December 31, 2017	538	$28.3	10	$15.0	$43.3

CIT continued to implement various organization efficiency and cost reduction initiatives. The severance additions primarily relate to employee termination benefits incurred in conjunction with these initiatives. The facility additions primarily relate to location closings and consolidations in connection with these initiatives. These additions, along with charges related to accelerated vesting of equity and other benefits, were recorded as part of the $53.0 million and $36.2 million provisions for the years ended December 31, 2017 and 2016, respectively.

NOTE 28 — PARENT COMPANY FINANCIAL STATEMENTS

The following tables present the Parent Company only financial statements:

Condensed Parent Company Only Balance Sheets (dollars in millions)

	December 31, 2017	December 31, 2016
Assets:
Cash and deposits	$311.0	$1,172.8
Cash held at bank subsidiary	465.8	15.4
Securities purchased under agreements to resell	150.0	—
Investment securities	—	400.3
Receivables from nonbank subsidiaries	2,340.3	9,172.9
Receivables from bank subsidiaries	449.4	34.7
Investment in nonbank subsidiaries	2,943.3	3,597.4
Investment in bank subsidiaries	5,121.5	5,187.9
Goodwill	46.9	261.4
Other assets	723.6	2,217.7
Total Assets	$12,551.8	$22,060.5
Liabilities and Equity:
Borrowings	$3,737.5	$10,599.0
Liabilities to nonbank subsidiaries	1,148.0	907.9
Liabilities to bank subsidiaries	—	4.6
Other liabilities	346.3	546.3
Total Liabilities	5,231.8	12,057.8
Total Stockholders' Equity	7,320.0	10,002.7
Total Liabilities and Equity	$12,551.8	$22,060.5

Item 8: Financial Statements and Supplementary Data

177 CIT ANNUAL REPORT 2017

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Condensed Parent Company Only Statements of Income and Comprehensive Income (dollars in millions)

	Years Ended Years Ended December 31,
	2017	2016	2015
Income
Interest income from nonbank subsidiaries	$160.5	$488.3	$435.1
Interest and dividends on interest bearing deposits and investments	7.4	2.7	3.2
Dividends from nonbank subsidiaries	—	399.9	630.3
Dividends from bank subsidiaries	359.0	223.0	459.2
Other non-interest income from subsidiaries	194.0	146.3	(138.8)
Other non-interest income	(127.9)	21.0	128.8
Total income	593.0	1,281.2	1,517.8
Expenses
Interest expense	324.7	548.2	570.7
Interest expense on liabilities to subsidiaries	50.3	51.1	43.9
Other non-interest expenses	499.4	565.0	267.2
Total expenses	874.4	1,164.3	881.8
(Loss) income before income taxes and equity in undistributed net income of subsidiaries	(281.4)	116.9	636.0
Provision (benefit) for income taxes	163.4	(308.5)	(827.2)
(Loss) income before equity in undistributed net income of subsidiaries	(444.8)	425.4	1,463.2
Equity in undistributed net income of bank subsidiaries	(55.6)	(349.8)	(265.1)
Equity in undistributed net income of nonbank subsidiaries	968.6	(923.6)	(164.0)
Net income (loss)	468.2	(848.0)	1,034.1
Other Comprehensive income (loss), net of tax	53.6	2.0	(8.2)
Comprehensive income (loss)	$521.8	$(846.0)	$1,025.9

Condensed Parent Company Only Statements of Cash Flows (dollars in millions)

	Years Ended Years Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$468.2	$(848.0)	$1,034.1
Equity in undistributed earnings of subsidiaries	(1,272.0)	650.4	429.1
Other operating activities, net	621.5	69.0	(566.4)
Net cash flows (used in) provided by operations	(182.3)	(128.6)	896.8
Cash Flows From Investing Activities:
Decrease in investments in subsidiaries	2,096.7	1,023.1	620.1
Acquisitions	—	—	(1,559.5)
Decrease (increase) in Investment securities and securities purchased under agreements to resell	250.3	(100.2)	1,454.1
Net cash flows provided by investing activities	2,347.0	922.9	514.7
Cash Flows From Financing Activities:
Repayments of term debt	(7,087.7)	(359.5)	(1,256.7)
Net proceeds from issuance of preferred stock	318.0	—	—
Repurchase of common stock	(3,431.9)	—	(531.8)
Dividends paid	(113.7)	(123.0)	(114.9)
Net change in advances from (to) subsidiaries	7,759.9	(131.5)	91.0
Other financing activities, net	(20.7)	(21.9)	(22.2)
Net cash flows used in financing activities	(2,576.1)	(635.9)	(1,834.6)
Net (decrease) increase in cash and cash equivalents	(411.4)	158.4	(423.1)
Cash and cash equivalents, beginning of period	1,188.2	1,029.8	1,452.9
Cash and cash equivalents, end of period	$776.8	$1,188.2	$1,029.8

CIT ANNUAL REPORT 2017 178

CIT GROUP AND SUBSIDIARIES — NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 29 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents quarterly data:

Selected Quarterly Financial Data (dollars in millions)

	Unaudited
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
For the year ended December 31, 2017
Interest income	$447.7	$454.0	$478.2	$455.7
Interest expense	168.7	176.7	209.2	163.1
Provision for credit losses	30.4	30.1	4.4	49.7
Rental income on operating leases	252.6	252.3	251.2	251.3
Other non-interest income	137.2	63.3	84.6	79.1
Depreciation on operating lease equipment	74.3	71.1	77.4	73.5
Goodwill Impairment	255.6	—	—	—
Maintenance and other operating lease expenses	57.9	57.9	53.3	53.8
Operating expenses	304.0	277.3	295.6	311.6
Loss on debt extinguishment and deposit redemption	1.7	53.5	164.8	—
Provision (benefit) for income taxes	27.7	(119.8)	(31.9)	56.2
(Loss) income from discontinued operations, net of taxes	(5.2)	(3.2)	115.5	101.7
Net (loss) income	$(88.0)	$219.6	$156.7	$179.9
Net Income (loss) applicable to common shareholders	$(97.8)	$219.6	$156.7	$179.9
Income (loss) from continuing operations applicable to common shareholders	$(92.6)	$222.8	$41.2	$78.2
Net (loss) income per diluted share	$(0.74)	$1.61	$0.85	$0.88
For the year ended December 31, 2016
Interest income	$474.1	$475.7	$478.7	$482.9
Interest expense	178.3	188.2	191.6	195.0
Provision for credit losses	36.7	45.1	23.3	89.5
Rental income on operating leases	252.2	254.3	261.0	264.1
Other non-interest income	(117.6)	83.6	99.8	84.8
Depreciation on operating lease equipment	69.8	66.9	63.1	61.3
Maintenance and other operating lease expenses	57.5	56.6	50.6	48.9
Goodwill Impairment	354.2	—	—	—
Operating expenses	341.3	302.9	309.3	330.1
Loss on debt extinguishment and deposit redemption	3.3	5.2	2.4	1.6
Provision (benefit) for income taxes	(6.6)	54.5	111.2	44.4
Income (loss) from discontinued operation, net of taxes	(716.7)	37.3	(71.0)	85.0
Net income (loss)	$(1,142.5)	$131.5	$17.0	$146.0
Net Income (loss) applicable to common shareholders	$(1,142.5)	$131.5	$17.0	$146.0
Income (loss) from continuing operations applicable to common shareholders	$(425.8)	$94.2	$88.0	$61.0
Net income (loss) per diluted share	$(5.65)	$0.65	$0.08	$0.72

NOTE 30 — SUBSEQUENT EVENTS

Revolving Credit Facility Amendment

On February 16, 2018, the Revolving Credit Facility was amended. Changes effected include the extension of the final maturity date of the commitments of all but one of the lenders to February 29, 2020 and reduction of the lenders’ total commitments from $750 million to $500 million. The non-extending lender’s commitments of approximately $42 million will terminate on January 25, 2019. The $500 million total commitment amount consisted of an approximately $375 million revolving loan tranche and an approximately $125 million revolving loan tranche that can also be utilized for issuance of letters of credit. As of February 16, 2018, there were no amounts drawn under the Credit Agreement other than approximately $55 million that was utilized for letters of credit.

Amended Capital Plan

On February 1, 2018, the Company received a “non-objection” from the Federal Reserve Bank of New York to an amendment (the “Amended Capital Plan”) to the 2017 Capital Plan dated April 5, 2017 (“Original Plan”) filed by the Company under the 2017 Comprehensive Capital Analysis and Review (“CCAR”). The Amended Capital Plan includes (i) the issuance of up to $400 million in Tier 2 qualifying subordinated debt; and (ii) an increase in common equity distribution of up to $800 million for the remainder of the four-quarter period that began July 1, 2017 and ends on June 30, 2018, provided that if the Company does not issue qualifying subordinated debt, or issues less than $400 million of qualifying subordinated debt, the Company will reduce the total amount of common equity distributions by a commensurate amount. These actions would be in addition to those which received a non-objection from the Federal Reserve on June 28, 2017 for the same period, of which approximately $100 million of repurchases remained at December 31, 2017.

The Company will determine the timing and amount of any share repurchases, special dividends, or combination of the two that may be authorized based on market conditions and other considerations. Any share repurchases may be effected through tender offer, in the open market, through derivative, accelerated repurchase and other negotiated transactions, and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934.

Item 8: Financial Statements and Supplementary Data

179 CIT ANNUAL REPORT 2017

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2017. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures were effective.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of CIT, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Management of CIT, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2017 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control - Integrated Framework" (2013). Management concluded that the Company's internal control over financial reporting was effective as of December 31, 2017, based on the criteria established in the "Internal Control - Integrated Framework" (2013).

The effectiveness of the Company's internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017, other than what is described below that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REMEDIATION OF MATERIAL WEAKNESSES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company had previously reported that, as of December 31, 2016, it had identified the following two material weaknesses in its internal control over financial reporting:

1.     Home Equity Conversion Mortgages (HECM) Interest Curtailment Reserve:

We did not maintain effective controls over the design and operating effectiveness of the estimation process for the HECM Interest Curtailment Reserve. Specifically, we did not adequately design and maintain controls to ensure the following:

I.	Key judgments and assumptions developed from loan file reviews or other historical experience are reasonably determined, valid and authorized;

II.	Data used in the estimation process is complete and accurate; and

III.	Assumptions, judgments, and methodology continue to be appropriate.

CIT ANNUAL REPORT 2017 180

2.     Information Technology General Controls ("ITGCs"):

We did not maintain effective controls over the design and operating effectiveness of ITGCs for information systems that are relevant to the preparation of our financial statements. Specifically we did not maintain the following:

I.
Program change management controls to ensure that information technology program and data changes, or changes to queries and logic used to generate key reports used by management affecting financial Information Technology (“IT”) applications and underlying accounting records are identified, tested, authorized and implemented appropriately;

II.	User access controls to ensure appropriate segregation of duties and access to financial applications and data is adequately restricted to appropriate Company personnel; and

III.	Computer operations controls to ensure that privileges are appropriately granted, and data uploads and transfers are authorized and monitored.

During the year ended December 31, 2017, the Company has placed in operation controls to separately address both of the material weaknesses described above. Over the course of the year, and concluding in the fourth quarter, management performed sufficient testing of the design and operating effectiveness of the controls implemented to ensure sustainability. Upon the completion of testing, management concluded such controls have been operating effectively over a sufficient timeframe. These actions were subject to ongoing review by our senior management, as well as oversight by the Audit Committee of our Board of Directors.
Based on the corrective actions described above, and testing completed for the year ended December 31, 2017, it is management’s conclusion that both of the material weaknesses that existed as of December 31, 2016 have been remediated.

Item 9B. Other Information

None

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

181 CIT ANNUAL REPORT 2017
PART THREE

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the information under the captions "Directors", "Corporate Governance" and "Executive Officers" in our Proxy Statement for our 2018 annual meeting of stockholders.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the information under the captions "Director Compensation", "Executive Compensation", including "Compensation Discussion and Analysis" and "2017 Compensation Committee Report" in our Proxy Statement for our 2018 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for our 2018 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the information under the captions "Corporate Governance-Director Independence" and "Related Person Transactions Policy" in our Proxy Statement for our 2018 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the information under the caption "Proposal 2 — Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement for our 2018 annual meeting of stockholders.

182 CIT ANNUAL REPORT 2017
PART FOUR

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed with the Securities and Exchange Commission as part of this report (see Item 8):

1.	The following financial statements of CIT and Subsidiaries:
Report of Independent Registered Public Accounting Firm Consolidated Balance Sheets at December 31, 2017 and December 31, 2016.
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015.
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015.
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

183 CIT ANNUAL REPORT 2017

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

4.15
Second Amended and Restated Revolving Credit and Guaranty Agreement, dated as of February 17, 2016, as amended by Amendment No. 1 on February 27, 2017 and Amendment No. 2 on February 16, 2018, among CIT Group Inc., certain subsidiaries of CIT Group Inc., as Guarantors, the Lenders party thereto from time to time and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 21, 2018).

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

CIT ANNUAL REPORT 2017 184

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

10.32	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2017) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed May 8, 2017).

12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.
18.1	Preferability Letter of PricewaterhouseCoopers LLP.
21.1	Subsidiaries of CIT Group Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney.
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
101.INS
XBRL Instance Document (Includes the following financial information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.)

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

Item 15: Exhibits and Financial Statement Schedules

185 CIT ANNUAL REPORT 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CIT GROUP INC.
February 23, 2018	By: /s/ Ellen R. Alemany
Ellen R. Alemany
Chairwoman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on February 23, 2018 in the capacities indicated below.

NAME	NAME

Ellen R. Alemany	Gerald Rosenfeld*
Ellen R. Alemany Chairwoman and Chief Executive Officer and Director	Gerald Rosenfeld Director

Michael L. Brosnan*	John R. Ryan*
Michael L. Brosnan Director	John R. Ryan Director

Michael A. Carpenter*	Sheila A. Stamps*
Michael A. Carpenter Director	Sheila A. Stamps Director

Dorene C. Dominquez*	Khanh T. Tran*
Dorene C. Dominquez Director	Khanh T. Tran Director

Alan Frank*	Laura S. Unger*
Alan Frank Director	Laura S. Unger Director

William M. Freeman*	/s/ John Fawcett
William M. Freeman Director	John Fawcett Executive Vice President and Chief Financial Officer

R. Brad Oates*	/s/ Edward K. Sperling
R. Brad Oates Director	Edward K. Sperling Executive Vice President and Controller

Marianne Miller Parrs*	/s/ James P. Shanahan
Marianne Miller Parrs	James P. Shanahan
Director	Senior Vice President, Chief Regulatory Counsel, Attorney-in-fact

*
Original powers of attorney authorizing Stuart Alderoty, Eric S. Mandelbaum, and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.