Form 10-Q
period 2018-03-31
CIT GROUP INC
filed 2018-05-04
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934	| | Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

As of April 30, 2018, there were 127,065,926 shares of the registrant’s common stock outstanding.

[This page intentionally left blank]

Table of Contents 1

Part One — Financial Information
Item 1. Condensed Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions — except share data)

	March 31, 2018		December 31, 2017
Assets
Cash and due from banks, including restricted balances of $34.7 and $42.9 at March 31, 2018 and December 31, 2017(1), respectively (see Note 6 for amounts pledged)	$200.9		$278.6
Interest bearing deposits, including restricted balances of $82.3 and $81.8 at March 31, 2018 and December 31, 2017(1), respectively (see Note 6 for amounts pledged)	3,895.4		1,440.1
Securities purchased under agreement to resell	250.0		150.0
Investment securities, including securities carried at fair value with changes recorded in net income of $44.1 at March 31, 2018 and $0.4 at December 31, 2017 (see Note 6 for amounts pledged)	5,910.5		6,469.9
Assets held for sale(1)	2,298.8		2,263.1
Loans (see Note 6 for amounts pledged)	29,453.6		29,113.9
Allowance for loan losses	(447.6)		(431.1)
Total loans, net of allowance for loan losses(1)	29,006.0		28,682.8
Operating lease equipment, net (see Note 6 for amounts pledged)(1)	6,774.9		6,738.9
Bank-owned life insurance	795.1		788.6
Goodwill	369.9		369.9
Other assets, including $118.7 and $68.7 at March 31, 2018 and December 31, 2017, respectively, at fair value	1,577.9		1,595.5
Assets of discontinued operations(1)	463.1		501.3
Total Assets	$51,542.5		$49,278.7
Liabilities
Deposits	$30,593.9		$29,569.3
Credit balances of factoring clients	1,549.0		1,468.6
Other liabilities, including $215.4 and $198.1 at March 31, 2018 and December 31, 2017, respectively, at fair value	1,338.9		1,437.1
Borrowings, including $1,875.0 and $1,626.3 contractually due within twelve months at March 31, 2018 and December 31, 2017, respectively	10,437.3		8,974.4
Liabilities of discontinued operations(1)	496.6		509.3
Total Liabilities	44,415.7		41,958.7
Stockholders’ Equity

Preferred Stock: $0.01 par value, 100,000,000 authorized, 325,000 shares issued and outstanding	325.0	—	325.0
Common Stock: $0.01 par value, 600,000,000 authorized
Issued: 208,830,397 and 207,628,491 at March 31, 2018 and December 31, 2017, respectively	2.1		2.1
Outstanding: 128,418,283 and 131,352,924 at March 31, 2018 and December 31, 2017, respectively
Paid-in capital	8,811.8		8,798.1
Retained earnings	1,982.7		1,906.5
Accumulated other comprehensive loss	(149.9)		(86.5)
Treasury stock: 80,412,114 and 76,275,567 shares at March 31, 2018 and December 31, 2017 at cost, respectively	(3,844.9)		(3,625.2)
Total Common Stockholders’ Equity	6,801.8		6,995.0
Total Equity	7,126.8		7,320.0
Total Liabilities and Equity	$51,542.5		$49,278.7

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

Assets
Cash and interest bearing deposits, restricted	$80.5	$80.4
Total loans, net of allowance for loan losses	2.7	119.1
Operating lease equipment, net	771.8	763.3
Total Assets	$855.0	$962.8
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$484.6	$566.6
Total Liabilities	$484.6	$566.6
The accompanying notes are an integral part of these consolidated financial statements.

2 Item 1.  Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in millions — except per share data)

	Quarters Ended March 31,
	2018	2017
Interest income
Interest and fees on loans	$400.9	$412.1
Other interest and dividends	50.3	43.6
Interest income	451.2	455.7
Interest expense
Interest on borrowings	83.4	69.1
Interest on deposits	97.1	94.0
Interest expense	180.5	163.1
Net interest revenue	270.7	292.6
Provision for credit losses	68.8	49.7
Net interest revenue, after credit provision	201.9	242.9
Non-interest income
Rental income on operating leases	253.6	251.3
Other non-interest income	104.7	79.1
Total non-interest income	358.3	330.4
Total revenue, net of interest expense and credit provision	560.2	573.3
Non-interest expenses
Depreciation on operating lease equipment	76.4	73.5
Maintenance and other operating lease expenses	57.4	53.8
Operating expenses	281.3	311.6
Loss on debt extinguishment and deposit redemption	0.1	—
Total non-interest expenses	415.2	438.9
Income from continuing operations before benefit (provision) for income taxes	145.0	134.4
Provision for income taxes	41.3	56.2
Income from continuing operations	103.7	78.2
Discontinued Operations
Income (loss) from discontinued operations, net of taxes	(6.7)	89.0
Gain on sale of discontinued operations, net of taxes	—	12.7
Total income (loss) from discontinued operations, net of taxes	(6.7)	101.7
Net Income	$97.0	$179.9
Basic income per common share
Income from continuing operations	$0.79	$0.39
Income (loss) from discontinued operations	(0.05)	0.50
Basic income per share	$0.74	$0.89
Diluted income per common share
Income from continuing operations	$0.79	$0.38
Income (loss) from discontinued operations	(0.05)	0.50
Diluted income per share	$0.74	$0.88
Average number of common shares (thousands)
Basic	130,483	202,449
Diluted	131,588	203,348
Dividends declared per common share	$0.16	$0.15
The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. 3

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (dollars in millions)

	Quarters Ended March 31,
	2018	2017
Net Income	$97.0	$179.9
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2.4)	12.8
Net unrealized gains (losses) on available for sale securities	(63.9)	2.7
Changes in benefit plans net gain (loss) and prior service (cost)/credit	3.4	0.9
Other comprehensive income (loss), net of tax	(62.9)	16.4
Comprehensive income	$34.1	$196.3

The accompanying notes are an integral part of these consolidated financial statements.

4 Item 1.  Consolidated Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2017	$325.0	$2.1	$8,798.1	$1,906.5	$(86.5)	$(3,625.2)	$—	$7,320.0
Adoption of Accounting Standard Updates 2016-01, 2016-16, and 2018-02	—	—	—	0.7	(0.5)	—	—	0.2
Net income	—	—	—	97.0	—	—	—	97.0
Other comprehensive loss, net of tax	—	—	—	—	(62.9)	—	—	(62.9)
Dividends paid	—	—	—	(21.5)	—	—	—	(21.5)
Share repurchases	—	—	—	—	—	(194.9)	—	(194.9)
Amortization of restricted stock, stock option and performance shares expenses	—	—	13.0	—	—	(24.8)	—	(11.8)
Employee stock purchase plan	—	—	0.7	—	—	—	—	0.7
March 31, 2018	$325.0	$2.1	$8,811.8	$1,982.7	$(149.9)	$(3,844.9)	$—	$7,126.8
December 31, 2016	$—	$2.1	$8,765.8	$1,553.0	$(140.1)	$(178.1)	$0.4	$10,003.1
Adoption of Accounting Standard Update 2016-09	—	—	1.0	(1.0)	—	—	—	—
Net income	—	—	—	179.9	—	—	—	179.9
Other comprehensive income, net of tax	—	—	—	—	16.4	—	—	16.4
Dividends paid	—	—	—	(30.8)	—	—	—	(30.8)
Amortization of restricted stock, stock option and performance shares expenses	—	—	15.0	—	—	(18.8)	—	(3.8)
Employee stock purchase plan	—	—	0.8	—	—	—	—	0.8
Other	—	—	—	—	—	—	(0.1)	(0.1)
March 31, 2017	$—	$2.1	$8,782.6	$1,701.1	$(123.7)	$(196.9)	$0.3	$10,165.5

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. 5

CIT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Quarters Ended March 31,
	2018	2017
Cash Flows From Operations
Net income	$97.0	$179.9
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	68.8	49.7
Depreciation on operating lease equipment	76.4	73.5
Amortization of stock compensation expenses	13.0	15.0
Net gain on asset sales and impairments on assets held for sale	(20.9)	(35.0)
Loss on debt extinguishment and other deposit redemption	0.1	39.0
Provision for deferred income taxes	25.4	113.5
Decrease in finance receivables held for sale	7.6	53.8
(Increase) decrease in other assets	(33.4)	21.2
Decrease in other liabilities	(112.7)	(220.4)
Other operating activities	5.8	15.5
Net cash flows provided by operations	127.1	305.7
Cash Flows From Investing Activities
Changes in loans, net	(412.7)	28.0
Purchases of investment securities	(662.4)	(1,806.2)
Proceeds from sales and maturities of investment securities	1,067.0	1,827.9
Proceeds from asset and receivable sales	175.6	393.2
Purchases of assets to be leased and other equipment	(148.3)	(399.5)
Proceeds from sale of OREO, net of repurchases	19.9	28.9
Other investing activities	16.1	25.2
Net cash flows provided by investing activities	55.2	97.5
Cash Flows From Financing Activities
Proceeds from the issuance of term debt and FHLB advances	3,061.6	8.5
Repayments of term debt, FHLB advances, and net settlements	(1,636.6)	(1,083.3)
Net increase in deposits	1,023.3	35.0
Repurchase of common stock	(194.9)	—
Dividends paid	(21.5)	(30.8)
Other financing activities	(35.0)	6.5
Net cash flows provided by (used in) financing activities	2,196.9	(1,064.1)
Effect of exchange rate changes on cash and cash equivalents	0.5	3.8
Increase (decrease) in cash, cash equivalents and restricted cash	2,379.7	(657.1)
Cash, cash equivalents, and restricted cash beginning of period	1,726.4	7,195.4
Cash, cash equivalents, and restricted cash end of period	$4,106.1	$6,538.3

Supplementary Cash Flow Disclosures
Interest paid	$(200.8)	$(315.3)
Federal, foreign, state and local income taxes (paid) refunded, net	$(3.2)	$0.2
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$150.2	$227.2
Transfer of assets from held for sale to held for investment	$20.8	$26.7
Deposits on flight equipment purchases applied to acquisition of flight equipment purchases, and origination of finance leases, capitalized interest, and buyer furnished equipment	$—	$91.2
Transfers of assets to OREO	$9.6	$38.9
Capital lease unexercised bargain purchase options	$—	$17.5
Commitments extended during the period on affordable housing investment credits	$15.0	$—

The following tables shows a reconciliation of cash, cash equivalents and restricted cash on the Balance Sheet to that presented in the above Statements of Cash Flow.

	Quarters Ended March 31,
	2018	2017
Cash and due from banks, including restricted balances of $34.7 and $126.8 at March 31, 2018 and March 31, 2017, respectively	$200.9	$741.7
Interest bearing deposits, including restricted balances of $82.3 and $102.8 at March 31, 2018 and March 31, 2017, respectively	3,895.4	5,415.2
Cash included in assets of discontinued operations	9.8	381.4
Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$4,106.1	$6,538.3
The accompanying notes are an integral part of these consolidated financial statements.

6 Item 1.  Consolidated Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc., together with its subsidiaries (collectively "we", "our", "CIT" or the "Company"), is a bank holding company ("BHC") and a financial holding company ("FHC"). CIT was formed in 1908 and provides financing, leasing and advisory services principally to middle-market companies in a wide variety of industries, primarily in North America. CIT also provides banking and related services to commercial and individual customers through its banking subsidiary, CIT Bank, N.A. ("CIT Bank" or the "Bank"), which includes 70 branches located in Southern California and its online bank, bankoncit.com.

CIT is regulated by the Board of Governors of the Federal Reserve System ("FRB") and the Federal Reserve Bank of New York ("FRBNY") under the U.S. Bank Holding Company Act of 1956, as amended. CIT Bank is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury ("OCC").

BASIS OF PRESENTATION

Basis of Financial Information

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial information and accordingly do not include all information and note disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The financial statements in this Form 10-Q, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of CIT’s financial position, results of operations and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with our Form 10-K for the year ended December 31, 2017.
The accounting and financial reporting policies of CIT conform to GAAP and the preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. Some of the more significant estimates include: allowance for loan losses, loan impairment, fair value determination, lease residual values, liabilities for uncertain tax positions, realizability of deferred tax assets, purchase accounting adjustments, indemnification assets, goodwill, intangible assets, and contingent liabilities, including amounts associated with the discontinued operation. Additionally where applicable, the policies conform to accounting and reporting guidelines prescribed by bank regulatory authorities.

Principles of Consolidation
The accompanying consolidated financial statements include financial information related to CIT and its majority-owned subsidiaries and those variable interest entities (“VIEs”) where the Company is the primary beneficiary.
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

Discontinued Operations

Discontinued Operations as of March 31, 2018 and December 31, 2017 included certain assets and liabilities of (i) the Financial Freedom business that was acquired as part of the OneWest Transaction and (ii) the Business Air business. Income from discontinued operations reflects the activities of the Financial Freedom and Business Air businesses for the quarter ended March 31, 2018 and the Financial Freedom and the Aerospace (Commercial Air and Business Air) businesses for the quarter ended March 31, 2017. We completed the sale of our Commercial Air business in April 2017.
On October 6, 2017, CIT announced that CIT Bank, N.A. has agreed to sell Financial Freedom, its reverse mortgage servicing business and the reverse mortgage portfolio serviced by Financial Freedom (the “Financial Freedom Transaction”). The Financial Freedom Transaction is targeted to close in the second quarter of 2018 and is subject to certain regulatory and investor approvals and other customary closing conditions. See further discussions in Note 2 — Discontinued Operations.

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K"). Effective January 1, 2018, CIT changed its accounting policy for revenue recognition resulting from the adoption of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers and subsequent related Accounting Standards Updates ("ASUs"). There were no other material changes to policies during the quarter ended March 31, 2018. Refer to Newly Adopted Accounting Standards for other ASUs adopted in Q1 2018.

Revenue Recognition

On January 1, 2018, CIT adopted ASU 2014-09, Revenue Recognition - Revenue from Contracts with Customers (ASC 606) and subsequent related ASUs. ASU 2014-09 establishes the principles to apply in determining the amount and timing of revenue recognition. The core principle is that a company will recognize revenue when it transfers control of goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The guidance introduces a five step, principle-based model, requiring more judgment than under previous GAAP to determine when and how revenue is recognized. The standard defers to existing guidance where revenue recognition models are already in place.

CIT GROUP INC. 7

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

"Interest Income" and "Rental Income on Operating Leases", CIT's two largest revenue items, are out of scope of the new guidance, as are many other revenues relating to other financial assets and liabilities, including loans, leases, securities, and derivatives. As a result, the implementation of the new guidance was limited to certain revenue streams within Non-Interest Income, including some immaterial bank related fees and gains or losses related to the sale and disposition of leased equipment and Other Real Estate Owned ("OREO"), which is accounted for under ASC 610-20, Gains and Losses From the Derecognition of Nonfinancial Assets and requires the Company to apply certain recognition and measurement principles of ASC 606.
CIT evaluated its in-scope revenue streams under the five step model and concluded that ASU 2014-09 did not materially impact the current practice of revenue recognition as ASC 606 is consistent with the current accounting policy being applied by the Company for these revenues. Therefore, no change in the timing or amount of income recognized was identified. CIT also determined that costs incurred to obtain or fulfill contracts and financing components relating to in-scope revenue streams were immaterial to the Company.
Non-interest revenue, including amounts related to the sale and disposition of leased equipment and OREO, is recognized at an amount reflecting the consideration received, or expected to be received, when control of goods or services is transferred, which generally occurs when services are provided or control of leased equipment or OREO is liquidated.
ASU 2014-09 was adopted using the modified retrospective transition method. CIT elected to apply this guidance only to contracts that were not completed at the date of the initial application. The adoption did not have a significant impact on CIT’s financial statements or disclosures. No adjustment to the opening balance of retained earnings was necessary.
Interest income on held for investment ("HFI") loans is recognized using the effective interest method or on a basis approximating a level rate of return over the life of the asset. Interest income includes components of accretion of the fair value discount on loans and lease receivables recorded in connection with Purchase Accounting Adjustments (“PAA”), which are accreted using the effective interest method as a yield adjustment over the remaining contractual term of the loan and recorded in interest income. If the loan is subsequently classified as assets held for sale ("AHFS"), accretion (amortization) of the discount (premium) will cease.

Rental revenue on operating leases is recognized on a straight line basis over the lease term and is included in Non-interest Income. Intangible assets related to acquisitions completed by the Company and Fresh Start Accounting (“FSA”) adjustments that were applied as of December 31, 2009 (the Convenience Date), were recorded to adjust the carrying value of above or below market operating lease contracts to their fair value. The FSA related adjustments (net) are amortized into rental income on a straight line basis over the remaining term of the respective lease.

The recognition of interest income (including accretion) on commercial loans (exclusive of small ticket commercial loans) is suspended and an account is placed on non-accrual status when, in the opinion of management, full collection of all principal and interest due is doubtful. All future interest accruals, as well as amortization of deferred fees, costs, purchase premiums or discounts are suspended. To the extent the estimated cash flows, including fair value of collateral, does not satisfy both the principal and accrued interest outstanding, accrued but uncollected interest at the date an account is placed on non-accrual status is reversed and charged against interest income. Subsequent interest received is applied to the outstanding principal balance until such time as the account is collected, charged-off or returned to accrual status. Loans that are on cash basis nonaccrual do not accrue interest income; however, payments designated by the borrower as interest payments may be recorded as interest income. To qualify for this treatment, the remaining recorded investment in the loan must be deemed fully collectable.

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

The Company periodically modifies the terms of a loan in response to borrowers’ financial difficulties. These modifications may include interest rate changes, principal forgiveness or payment deferments. Loans that are modified, where a concession has been made to the borrower, are accounted for as Troubled Debt Restructurings (“TDRs”). TDRs are generally placed on nonaccrual upon their restructuring and remain on non-accrual until, in the opinion of management, collection of remaining principal and interest is reasonably assured, and upon collection of six consecutive scheduled payments.

Purchased credit impaired ("PCI") loans in pools that the Company may modify as TDRs are not within the scope of the accounting guidance for TDRs.

Fair Value Hedging
As noted in the Company's 2017 Form 10-K, CIT early adopted ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities in fourth quarter of 2017. In accordance with this new guidance, the Company presents the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness in the same income statement line as the earnings effect of the hedged item. See Note 7 — Derivative Financial Instruments for further details.

Other Newly Adopted Accounting Standards
The following pronouncements were issued by the Financial Accounting Standards Board (“FASB”) and adopted by CIT as of January 1, 2018:

8 Item 1.  Consolidated Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and Technical Corrections and Improvements to Financial Instruments - Overall
ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities includes amendments on recognition, measurement, presentation and disclosure of financial instruments. In addition, this guidance adds a new Topic (ASC 321, Investments - Equity Securities) to the FASB Accounting Standards Codification, which provides guidance on accounting for equity investments. ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10) clarifies certain aspects of ASU 2016-01.
CIT adopted these standards as of January 1, 2018 with a cumulative-effect adjustment to the balance sheet as of the adoption date. The cumulative-effect adjustment resulted in a decrease in retained earnings due to the reclassification of $1.1 million of unrealized losses from accumulated other comprehensive loss to opening retained earnings. The adoption of these standards did not have a material impact on CIT’s consolidated financial statements and disclosures.
Income Taxes (Topic 740): Intra - Entity Transfers of Assets Other Than Inventory
ASU 2016-16, Income Taxes (Topic 740): Intra - Entity Transfers of Assets Other Than Inventory requires that a Company recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfer occurs, and any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer even though the pre-tax effects of the transaction are eliminated in consolidation.
CIT adopted this guidance as of January 1, 2018 using a modified retrospective approach. The adoption did not have a material impact on CIT's consolidated financial statements and disclosures. The balance sheet impact was an approximately $0.2 million increase to the opening retained earnings due to the adjustment recorded.
Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments and Restricted Cash
ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments clarifies how entities should classify certain cash receipts and cash payments within the statement of cash flows. The new guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows.
CIT retrospectively adopted this guidance as of January 1, 2018, to each period presented. The adoption did not have a material impact on CIT’s consolidated financial statements and disclosures.

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash requires that the Statement of Cash Flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents.
CIT retrospectively adopted this guidance as of January 1, 2018, to each period presented. The adoption did not have a material impact on CIT’s consolidated financial statements and disclosures.
Business Combinations (Topic 805): Clarifying the Definition of a Business
ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business narrows the definition of a business and provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business.
CIT adopted this guidance effective January 1, 2018. The adoption did not have a material impact on CIT’s consolidated financial statements and disclosures.
Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost requires employers that present a measure of operating income in their Statement of Income to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit, and settlement and curtailment effects, are to be included in non-operating expenses in a separate line item(s). This standard also stipulates that only the service cost component of net benefit cost is eligible for capitalization. The amendments related to presentation of service cost and other components in the Income Statements must be applied retrospectively to all periods presented. The amendments related to the capitalization of the service cost component should be applied prospectively, on and after the date of adoption.
CIT adopted this guidance as of January 1, 2018. The adoption was determined not to be material to the financial statements and disclosures.
Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting
ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting.
CIT prospectively adopted this guidance as of January 1, 2018. The adoption did not have a material impact on CIT’s consolidated financial statements and disclosures.
Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income
ASU 2018-02 Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users.

CIT GROUP INC. 9

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

CIT early adopted this guidance as of January 1, 2018 by applying the aggregate portfolio approach. Adjustment to opening retained earnings due to the reclassification of certain tax effects stranded in accumulated other comprehensive income was a $1.6 million increase. The adoption did not have a material impact on CIT’s consolidated financial statements and disclosures.

Recent Accounting Pronouncements
The following accounting pronouncements were issued by the FASB but are not yet effective for CIT.

Standard	Summary of Guidance	Effect on CIT's Financial Statements
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

10 Item 1.  Consolidated Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

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

NOTE 2 — DISCONTINUED OPERATIONS

Aerospace

As discussed in Note 2 — Discontinued Operations in our Annual Report on Form 10-K for the year ended December 31, 2017, the activity for 2017 in the following tables included Commercial Air, which was sold on April 4, 2017. The following condensed financial information reflects the Business Air business for the quarter ended March 31, 2018 and as of December 31, 2017.

Condensed Balance Sheet — Aerospace (dollars in millions)

	March 31, 2018	December 31, 2017
Net Loans	$153.0	$165.8
Operating lease equipment, net	11.4	18.4
Other assets	0.1	—
Assets of discontinued operations	$164.5	$184.2
Other liabilities	$20.1	$8.8
Liabilities of discontinued operations	$20.1	$8.8

Condensed Statement of Income — Aerospace (dollars in millions)

	Quarters Ended March 31,
	2018	2017
Interest income	$2.1	$20.2
Interest expense	1.0	95.9
Rental income on operating leases	0.5	306.7
Other income (losses)	(1.0)	13.4
Maintenance and other operating lease expenses	—	4.2
Operating expenses	0.3	24.9
Loss on debt extinguishment(1)	—	39.0
Income from discontinued operations before provision for income taxes	0.3	176.3
Provision for income taxes	0.1	78.1
Gain on sale of discontinued operations, net of taxes	—	12.7
Income from discontinued operations, net of taxes	$0.2	$110.9

(1)
The Company repaid approximately $1 billion of secured borrowings in the first quarter of 2017 within discontinued operations and recorded a loss of $39 million in relation to the extinguishment of those borrowings.

CIT GROUP INC. 11

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Condensed Statement of Cash Flows — Aerospace (dollars in millions)

	Quarters Ended March 31,
	2018	2017
Net cash flows provided by operations	$13.6	$128.1
Net cash flows provided by investing activities	20.1	98.7

Reverse Mortgage Servicing

The Financial Freedom business, a division of CIT Bank that services reverse mortgage loans, was acquired in conjunction with the OneWest Transaction. The Financial Freedom business is reflected in discontinued operations. Assets of discontinued operations primarily include Home Equity Conversion Mortgage ("HECM") loans and servicing advances. The liabilities of discontinued operations include reverse mortgage servicing liabilities, which related primarily to loans serviced for third party investors, secured borrowings and contingent liabilities. Continuing operations includes a separate portfolio of reverse mortgage loans of $861 million and other real estate owned assets of $17 million at March 31, 2018, which are recorded in the Consumer Banking segment (refer to Note 3 - Loans) and are serviced by Financial Freedom. On October 6, 2017, CIT entered into a definitive agreement to sell the Financial Freedom business and the reverse mortgage loan portfolio serviced by Financial Freedom (the "Financial Freedom Transaction"). The Financial Freedom Transaction is targeted to close in the second quarter of 2018 and is subject to certain regulatory and investor approvals and other customary closing conditions

As a mortgage servicer of residential reverse mortgage loans, the Company is exposed to contingent liabilities for breaches of servicer obligations as set forth in industry regulations established by the Department of Housing and Urban Development (“HUD”) and the Federal Housing Administration (“FHA”) and in servicing agreements with the applicable counterparties, such as third party investors. Under these agreements, the servicer may be liable for failure to perform its servicing obligations, which could include fees imposed for failure to comply with foreclosure timeframe requirements established by servicing guides and agreements to which CIT is a party as the servicer of the loans. The Company had established reserves for contingent servicing-related liabilities associated with discontinued operations. Separately, the Company recognized an indemnification receivable from the FDIC of $29 million as of March 31, 2018, and December 31, 2017 for covered servicing-related obligations related to reverse mortgage loans pursuant to the loss share agreement between CIT Bank and the FDIC related to the acquisition by OneWest Bank from the FDIC of certain assets of IndyMac Federal Bank FSB ("IndyMac") (the "IndyMac Transaction"). See the Company's Report on Form 10-K for the year ended December 31, 2017, Note 5 - Indemnification Assets, for further information.

Condensed Balance Sheet — Financial Freedom (dollars in millions)

	March 31, 2018	December 31, 2017
Total cash and deposits, all of which is restricted	$9.8	$7.7
Net Loans(1)	253.7	272.8
Other assets(2)	35.1	36.6
Assets of discontinued operation	$298.6	$317.1
Secured borrowings(1)	$247.8	$268.2
Other liabilities(3)	228.7	232.3
Liabilities of discontinued operation	$476.5	$500.5

(1)
Net loans include $246.8 million and $267.2 million of securitized balances at March 31, 2018 and December 31, 2017, respectively, and $6.9 million and $5.6 million of additional draws awaiting securitization respectively. Secured borrowings relate to those receivables.

(2)
Amount includes servicing advances, servicer receivables and property and equipment, net of accumulated depreciation. The loans serviced for others total $13.8 billion and $14.1 billion for reverse mortgage loans as of March 31, 2018 and December 31, 2017, respectively.

(3)
Other liabilities include $135.3 million and $137.8 million of contingent liabilities, $79.5 million of reverse mortgage servicing liabilities and $13.9 million and $15.0 million of other accrued liabilities at March 31, 2018 and December 31, 2017, respectively.

12 Item 1.  Consolidated Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The results from discontinued operations for the quarters ended March 31, 2018 and 2017 are presented below.

Condensed Statement of Income — Financial Freedom (dollars in millions)

	Quarters Ended March 31,
	2018	2017
Interest income(1)	$2.1	$2.8
Interest expense(1)	2.1	2.5
Other income	6.7	7.3
Operating expenses(2)	16.1	22.7
Loss from discontinued operations before benefit for income taxes	(9.4)	(15.1)
Benefit for income taxes(3)	(2.5)	(5.9)
Loss from discontinued operation, net of taxes	$(6.9)	$(9.2)

(1)	Includes amortization for the premium associated with the HECM loans and related secured borrowings.

(2)
For the quarter ended March 31, 2018 and March 31, 2017, operating expense is comprised of approximately $4 million and $5 million in salaries and benefits, $1 million and $6 million in professional and legal services, and $11 million and $13 million for other expenses such as data processing, premises and equipment, and miscellaneous charges, respectively.

(3)	For the quarters ended March 31, 2018 and 2017, the Company's tax rate for discontinued operation was 27% and 39%, respectively.

Condensed Statement of Cash Flows — Financial Freedom (dollars in millions)

	Quarters Ended March 31,
	2018	2017
Net cash flows used for operation	$(3.3)	$(8.4)
Net cash flows provided by investing activities	22.1	25.0

Combined Results for Discontinued Operations

The following tables reflect the combined results of the discontinued operations. Details of the balances are discussed in prior tables.

Condensed Combined Balance Sheet (dollars in millions)

	March 31, 2018	December 31, 2017
Total cash and deposits	$9.8	$7.7
Net Loans	406.7	438.6
Operating lease equipment, net	11.4	18.4
Other assets	35.2	36.6
Assets of discontinued operations	$463.1	$501.3
Secured borrowings	$247.8	$268.2
Other liabilities	248.8	241.1
Liabilities of discontinued operations	$496.6	$509.3

Condensed Combined Statement of Income (dollars in millions)

	Quarters Ended March 31,
	2018	2017
Interest income	$4.2	$22.9
Interest expense	3.1	98.4
Rental income on operating leases	0.5	306.7
Other income (losses)	5.7	20.7
Maintenance and other operating lease expenses	—	4.2
Operating expenses	16.4	47.6
Loss on debt extinguishment	—	39.0
Income (loss) from discontinued operations before benefit (provision) for income taxes	(9.1)	161.1
(Benefit) provision for income taxes	(2.4)	72.1
Gain on sale of discontinued operations, net of taxes	—	12.7
Income (loss) from discontinued operations, net of taxes	$(6.7)	$101.7

CIT GROUP INC. 13

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Condensed Combined Statement of Cash Flows (dollars in millions)

	Quarters Ended March 31,
	2018	2017
Net cash flows provided by operations	$10.3	$119.7
Net cash flows provided by investing activities	42.2	123.7

NOTE 3 — LOANS

Loans, excluding those reflected as discontinued operations, consist of the following:

Loans by Product (dollars in millions)

	March 31, 2018	December 31, 2017
Commercial loans	$21,163.9	$20,892.1
Direct financing leases and leveraged leases	2,625.2	2,685.8
Total commercial	23,789.1	23,577.9
Consumer loans	5,664.5	5,536.0
Total loans	29,453.6	29,113.9
Loans held for sale(1)	1,085.9	1,095.7
Loans and held for sale loans(1)	$30,539.5	$30,209.6

(1)
Loans held for sale includes loans primarily related to portfolios in Commercial Banking, Consumer Banking and the China portfolio in Non-Strategic Portfolios ("NSP"). As discussed in subsequent tables, since the Company manages the credit risk and collections of loans held for sale consistently with its loans held for investment, the aggregate amount is presented in this table.

The following table presents loans, excluding loans held for sale, by segment, based on obligor location:

Loans (dollars in millions)

	March 31, 2018			December 31, 2017
	Domestic	Foreign	Total	Domestic	Foreign	Total
Commercial Banking	$21,693.8	$1,652.1	$23,345.9	$21,368.7	$1,790.6	$23,159.3
Consumer Banking(1)	6,107.7	—	6,107.7	5,954.6	—	5,954.6
Total	$27,801.5	$1,652.1	$29,453.6	$27,323.3	$1,790.6	$29,113.9

(1)
The Consumer Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration ("SBA") loans. These loans are excluded from the Consumer loan balance and included in the Commercial loan balances in the tables throughout this note.

The following table presents selected components of the net investment in loans:

Components of Net Investment in Loans (dollars in millions)

	March 31, 2018	December 31, 2017
Unearned income	$(726.8)	$(727.8)
Unamortized premiums / (discounts)	9.4	3.7
Accretable yield on Purchased Credit-Impaired (“PCI”) loans	(1,016.3)	(1,063.7)
Net unamortized deferred costs and (fees)(1)	69.6	68.7

(1)	Balance relates to the Commercial Banking segment.

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

14 Item 1.  Consolidated Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Commercial Loans and Held for Sale Loans — Risk Rating by Class / Segment (dollars in millions)
Grade:	Pass	Special Mention	Classified- accruing	Classified- non-accrual	PCI Loans	Total
March 31, 2018
Commercial Banking
Commercial Finance	$8,020.5	$641.1	$1,189.0	$153.2	$10.4	$10,014.2
Real Estate Finance	5,158.3	241.2	183.8	—	39.2	5,622.5
Business Capital	7,192.3	246.1	263.5	45.6	—	7,747.5
Rail	120.8	2.5	1.8	—	—	125.1
Total Commercial Banking	20,491.9	1,130.9	1,638.1	198.8	49.6	23,509.3
Consumer Banking
Other Consumer Banking(1)	398.9	4.2	37.9	—	2.2	443.2
Total Consumer Banking	398.9	4.2	37.9	—	2.2	443.2
Non- Strategic Portfolios	31.5	9.6	5.2	12.2	—	58.5
Total	$20,922.3	$1,144.7	$1,681.2	$211.0	$51.8	$24,011.0
December 31, 2017
Commercial Banking
Commercial Finance	$8,284.1	$640.9	$981.9	$134.8	$10.6	$10,052.3
Real Estate Finance	5,228.1	139.9	174.3	2.8	45.1	5,590.2
Business Capital	7,028.6	269.2	228.8	53.2	—	7,579.8
Rail	100.6	2.0	1.2	—	—	103.8
Total Commercial Banking	20,641.4	1,052.0	1,386.2	190.8	55.7	23,326.1
Consumer Banking
Other Consumer Banking(1)	378.5	5.9	31.9	—	2.2	418.5
Total Consumer Banking	378.5	5.9	31.9	—	2.2	418.5
Non- Strategic Portfolios	35.7	7.6	10.2	9.8	—	63.3
Total	$21,055.6	$1,065.5	$1,428.3	$200.6	$57.9	$23,807.9
(1) Other Consumer Banking loans consisted of SBA loans.

For consumer loans, the Company monitors credit risk based on indicators such as delinquencies and LTV, which the Company believes are relevant credit quality indicators.

LTV refers to the ratio comparing the loan’s unpaid principal balance to the property’s collateral value. We examine LTV migration and stratify LTV into categories to monitor the risk in the loan classes.

The following table provides a summary of the consumer portfolio credit quality. The amounts represent the carrying value, which differ from unpaid principal balances, and include the premiums or discounts and the accretable yield and non-accretable difference for PCI loans recorded in purchase accounting. Included in the consumer loans are “covered loans” for which the Company can be reimbursed for a substantial portion of future losses under the terms of loss sharing agreements with the FDIC. Covered loans are limited to the Legacy Consumer Mortgage ("LCM") division. Covered loans are further discussed in our Form 10-K for the year ended December 31, 2017, Note 5 — Indemnification Assets.

Included in the consumer loan balances as of March 31, 2018 and December 31, 2017, were loans with terms that permitted negative amortization with an unpaid principal balance of $452 million and $484 million, respectively.

CIT GROUP INC. 15

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below summarizes the consumer loan LTV distribution and the covered loan held for investment balances as of March 31, 2018 and December 31, 2017 for single family residential mortgage loans.

Consumer Loan LTV Distribution (dollars in millions)
	Single Family Residential
	Covered Loans		Non-covered Loans		Total Consumer Loans
LTV Range	Non-PCI	PCI	Non-PCI	PCI
March 31, 2018
Greater than 125%	$3.5	$145.7	$5.8	$—	$155.0
101% – 125%	6.0	260.4	4.8	—	271.2
80% – 100%	58.1	538.3	178.9	—	775.3
Less than 80%	1,254.5	895.0	2,304.9	7.8	4,462.2
Not Applicable(1)	—	—	0.8	—	0.8
Total	$1,322.1	$1,839.4	$2,495.2	$7.8	$5,664.5
December 31, 2017
Greater than 125%	$2.7	$160.0	$7.7	$—	$170.4
101% – 125%	6.4	291.5	4.4	—	302.3
80% – 100%	77.4	566.2	137.3	—	780.9
Less than 80%	1,306.1	878.1	2,089.7	7.7	4,281.6
Not Applicable(1)	—	—	0.8	—	0.8
Total	$1,392.6	$1,895.8	$2,239.9	$7.7	$5,536.0
(1) Certain Consumer Loans do not have LTV's.
Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Loans and Held for Sale Loans - Delinquency Status (dollars in millions)
	Past Due
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due	Current(1)	PCI Loans(2)	Total
March 31, 2018
Commercial Banking
Commercial Finance	$17.5	$—	$43.8	$61.3	$9,942.5	$10.4	$10,014.2
Real Estate Finance	10.4	2.9	4.1	17.4	5,565.9	39.2	5,622.5
Business Capital	135.8	24.3	18.0	178.1	7,569.4	—	7,747.5
Rail	6.5	0.9	0.8	8.2	116.9	—	125.1
Total Commercial Banking	170.2	28.1	66.7	265.0	23,194.7	49.6	23,509.3
Consumer Banking
Legacy Consumer Mortgages	79.5	7.3	38.2	125.0	2,091.3	1,847.2	4,063.5
Other Consumer Banking	137.5	4.4	0.3	142.2	2,763.8	2.2	2,908.2
Total Consumer Banking	217.0	11.7	38.5	267.2	4,855.1	1,849.4	6,971.7
Non-Strategic Portfolios	0.7	—	12.2	12.9	45.6	—	58.5
Total	$387.9	$39.8	$117.4	$545.1	$28,095.4	$1,899.0	$30,539.5
December 31, 2017
Commercial Banking
Commercial Finance	$4.5	$—	$49.3	$53.8	$9,987.9	$10.6	$10,052.3
Real Estate Finance	8.7	—	4.1	12.8	5,532.3	45.1	5,590.2
Business Capital	172.2	33.4	19.1	224.7	7,355.1	—	7,579.8
Rail	3.9	1.4	0.8	6.1	97.7	—	103.8
Total Commercial Banking	189.3	34.8	73.3	297.4	22,973.0	55.7	23,326.1
Consumer Banking
Legacy Consumer Mortgages	26.7	7.6	34.8	69.1	2,219.5	1,903.5	4,192.1
Other Consumer Banking	9.6	0.5	0.4	10.5	2,615.4	2.2	2,628.1
Total Consumer Banking	36.3	8.1	35.2	79.6	4,834.9	1,905.7	6,820.2
Non-Strategic Portfolios	1.8	7.7	9.4	18.9	44.4	—	63.3
Total	$227.4	$50.6	$117.9	$395.9	$27,852.3	$1,961.4	$30,209.6

(1)
Due to their nature, reverse mortgage loans are included in Current, as they do not have contractual payments due at a specified time. During the current quarter, an immaterial error was discovered and corrected relating to the December 31, 2017 Current balance for Legacy Consumer Mortgage; which was understated by $861 million, and the Current balance for Other Consumer Banking, which was overstated by $861 million. The current presentation reflects the revised Current balances at December 31, 2017.

(2)
PCI loans are written down at acquisition to their fair value using an estimate of cash flows deemed to be collectible. Accordingly, such loans are no longer classified as past due or non-accrual even though they may be contractually past due as we expect to fully collect the new carrying values.

16 Item 1.  Consolidated Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth non-accrual loans, assets received in satisfaction of loans (OREO and repossessed assets) and loans 90 days or more past due and still accruing.

Loans on Non-Accrual Status (dollars in millions)(1)

	March 31, 2018			December 31, 2017
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial Banking
Commercial Finance	$153.2	$—	$153.2	$134.8	$—	$134.8
Real Estate Finance	—	—	—	2.8	—	2.8
Business Capital	45.6	—	45.6	53.2	—	53.2
Total Commercial Banking	198.8	—	198.8	190.8	—	190.8
Consumer Banking
Legacy Consumer Mortgages	25.2	—	25.2	19.9	—	19.9
Other Consumer Banking	0.3	—	0.3	0.4	—	0.4
Total Consumer Banking	25.5	—	25.5	20.3	—	20.3
Non-Strategic Portfolios	—	12.2	12.2	—	9.8	9.8
Total	$224.3	$12.2	$236.5	$211.1	$9.8	$220.9
Repossessed assets and OREO			45.6			54.6
Total non-performing assets			$282.1			$275.5
Commercial loans past due 90 days or more accruing			$9.9			$11.7
Consumer loans past due 90 days or more accruing			17.1			20.2
Total Accruing loans past due 90 days or more			$27.0			$31.9

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

The table below summarizes the residential mortgage loans in the process of foreclosure and OREO:

Loans in Process of Foreclosure and OREO (dollars in millions)(1)

	March 31, 2018	December 31, 2017
PCI	$134.5	$133.7
Non-PCI	138.2	140.9
Loans in process of foreclosure	$272.7	$274.6
OREO	$43.1	$52.1

(1)
As of March 31, 2018 and December 31, 2017, the table included $120.4 million and $122.5 million of reverse mortgage loans in the process of foreclosure and $17.2 million and $21.0 million of reverse mortgage OREO, respectively.

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

The following table contains information about impaired loans and the related allowance for loan losses by class. Impaired loans exclude PCI loans. Loans that were identified as impaired at the date of the OneWest Transaction (the “Acquisition Date”) for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), are not included in the following table but are disclosed further below in Loans Acquired with Deteriorated Credit Quality.

CIT GROUP INC. 17

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Impaired Loans (dollars in millions)

				Average Recorded Investment(3)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Quarter Ended March 31, 2018	Quarter Ended March 31, 2017
March 31, 2018
With no related allowance recorded:
Commercial Banking
Commercial Finance	$90.6	$136.7	$—	$71.3	$59.4
Business Capital	10.9	13.0	—	11.3	4.9
Real Estate Finance	—	—	—	—	0.7
With an allowance recorded:
Commercial Banking
Commercial Finance	74.8	80.3	21.4	85.3	138.9
Business Capital	7.9	7.9	3.9	9.2	17.2
Real Estate Finance	—	—	—	1.4	9.8
Total Impaired Loans(1)	184.2	237.9	25.3	178.5	230.9
Total Loans Impaired at Acquisition Date(2)	1,899.0	2,778.5	19.2	1,930.2	2,316.0
Total	$2,083.2	$3,016.4	$44.5	$2,108.7	$2,546.9

December 31, 2017
With no related allowance recorded:
Commercial Banking
Commercial Finance	$51.9	$72.7	$—	$59.9
Business Capital	11.7	13.4	—	5.7
Real Estate Finance	—	—	—	0.4
With an allowance recorded:
Commercial Banking
Commercial Finance	95.9	96.1	21.3	136.6
Business Capital	10.5	10.5	4.3	14.2
Real Estate Finance	2.7	2.8	0.4	5.6
Total Impaired Loans(1)	172.7	195.5	26.0	222.4
Total Loans Impaired at Acquisition Date(2)	1,961.4	2,870.2	19.1	2,168.8
Total	$2,134.1	$3,065.7	$45.1	$2,391.2

(1)
Interest income recorded for the quarter ended March 31, 2018 while the loans were impaired was $0.3 million of which none was recognized using the cash-basis method of accounting. Interest income recorded for the year ended December 31, 2017 while the loans were impaired was $2.4 million, of which none was recognized using the cash-basis method of accounting.

(2)	Details of finance loans that were identified as impaired at the Acquisition Date are presented under Loans Acquired with Deteriorated Credit Quality.

(3)	Average recorded investment for the quarters ended March 31, 2018, and March 31, 2017 and year ended December 31, 2017.

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

18 Item 1.  Consolidated Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Purchased Credit Impaired Loans (dollars in millions)

March 31, 2018	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses
Commercial Banking
Commercial Finance	$16.3	$10.4	$0.8
Real Estate Finance	49.4	39.2	7.0
Consumer Banking
Other Consumer Banking	2.8	2.2	—
Legacy Consumer Mortgages	2,710.0	1,847.2	11.4
	$2,778.5	$1,899.0	$19.2
December 31, 2017
Commercial Banking
Commercial Finance	$16.4	$10.6	$0.7
Real Estate Finance	60.1	45.1	7.0
Consumer Banking
Other Consumer Banking	3.0	2.2	—
Legacy Consumer Mortgages	2,790.7	1,903.5	11.4
	$2,870.2	$1,961.4	$19.1

The following table summarizes the carrying value of commercial PCI loans within Commercial Banking, which are monitored for credit quality based on internal risk classifications. See previous table Consumer Loan LTV Distribution for credit quality metrics on consumer PCI loans.

	March 31, 2018			December 31, 2017
(dollars in millions)	Non- criticized	Criticized	Total	Non- criticized	Criticized	Total
Commercial Finance	$—	$10.4	$10.4	$—	$10.6	$10.6
Real Estate Finance	20.4	18.8	39.2	21.8	23.3	45.1
Total	$20.4	$29.2	$49.6	$21.8	$33.9	$55.7

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

See CIT's Annual Report on Form 10-K for the year ended December 31, 2017, Note 1 — Business and Summary of Significant Accounting Policies for further details.

Changes in the accretable yield for PCI loans are summarized below.

Change in Accretable Yield (dollars in millions)

	Quarters Ended March 31,
	2018	2017
Balance, beginning of period	$1,063.7	$1,261.4
Accretion into interest income	(44.0)	(52.6)
Reclassification from non-accretable difference	0.5	33.4
Disposals and Other	(3.9)	(8.5)
Balance, end of period	$1,016.3	$1,233.7

Troubled Debt Restructuring

The Company periodically modifies the terms of loans in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower are accounted for as troubled debt restructurings (TDRs). See the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for discussion of policies on TDRs.

At March 31, 2018, the loans in trial modification period were $7.9 million under proprietary programs. Trial modifications with a recorded investment of $7.7 million at March 31, 2018 were accruing loans and $0.2 million were non-accruing loans. At December 31, 2017, the loans in trial modification period were $0.3 million under the Home Affordable Modification Program ("HAMP") and $12.2 million under proprietary programs. Trial modifications with a recorded investment of $12.3 million at
CIT GROUP INC. 19

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

December 31, 2017, were accruing loans and $0.2 million were non-accruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.

The recorded investment of TDRs, excluding those classified as PCI and those within a trial modification period discussed in the preceding paragraph, at March 31, 2018 and December 31, 2017 was $94.4 million and $103.5 million, of which 61% and 63%, respectively, were on non-accrual. See the preceding paragraph on discussion related to TDRs in a trial modification period. Commercial Banking and Consumer Banking receivables accounted for 81% and 19% of the total TDRs, respectively, at March 31, 2018. Commercial Banking and Consumer Banking receivables accounted for 83.0% and 17.0% of the total TDRs, respectively at December 31, 2017. There were $15.7 million and $13.4 million as of March 31, 2018 and December 31, 2017, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

The recorded investment related to modifications qualifying as TDRs that occurred during the quarters ended March 31, 2018 and 2017 were $36.5 million and $34.1 million, respectively. The recorded investment as of March 31, 2018 and 2017 of TDRs that experienced a payment default (payment default is one missed payment), during the quarters ended March 31, 2018 and 2017, and for which the payment default occurred within one year of the modification totaled $1.6 million and $1.2 million, respectively. The defaults that occurred during the current quarter related to Commercial Banking and Consumer Banking, 74% and 26%, respectively.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on the March 31, 2018 amounts, the overall nature and impact of modification programs were comparable in the prior year.

▪
The nature of modifications qualifying as TDR’s based upon recorded investment at March 31, 2018 was comprised of payment deferrals for 27% and covenant relief and/or other for 73%. December 31, 2017 TDR recorded investment was comprised of payment deferrals for 31% and covenant relief and/or other for 69%.

▪
Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods.

▪
Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. The weighted average change in interest rates for all TDRs occurring during the quarters ended March 31, 2018 and 2017 was not significant.

▪
Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during quarters ended March 31, 2018 and 2017 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs.

▪
The other elements of the Company’s modification programs that are not TDRs, do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

Reverse Mortgages

At March 31, 2018 and December 31, 2017 reverse mortgages of $860.5 million and $861.0 million, respectively, were classified as assets held-for-sale within continuing operations related to the Financial Freedom Transaction, of which $716.8 million and $724.7 million, respectively, related to the uninsured proprietary reverse mortgage loans and the remaining related to FHA-insured HECM loans.

The uninsured proprietary reverse mortgage portfolio consists of approximately 1,500 loans with an unpaid principal balance of $929.4 million and $944.0 million at March 31, 2018 and December 31, 2017, respectively.

See CIT's Annual Report on Form 10-K for the year ended December 31, 2017, Note 1 — Business and Summary of Significant Accounting Policies for further details.

Serviced Loans

The Company services HECM reverse mortgage loans sold to Government Sponsored Enterprises (Fannie Mae) and securitized in GNMA HECM mortgage-backed securities (“HMBS”) pools. HECM loans transferred into the HMBS program have not met all the requirements for sale accounting, and therefore, the Company has accounted for these transfers as a financing transaction with the loans remaining on the Company’s statement of financial position and the proceeds received are recorded as a secured borrowing. The pledged loans and secured borrowings are reported in Assets of discontinued operations and Liabilities of discontinued operations, respectively. See Note 2 — Discontinued Operations.

As servicer of HECM loans, the Company is required to repurchase loans out of the HMBS pool upon completion of foreclosure or once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount. These HECM loans are repurchased at a price equal to the unpaid principal balance outstanding on the loan plus accrued interest. The repurchase transaction represents extinguishment of debt classified in discontinued operations. Although permitted under the GNMA HMBS program, the Company does not conduct optional repurchases upon the loan reaching a maturity event (i.e. borrower's death or the property ceases to be the borrower's principal residence). Upon investor (GNMA) consent to servicing transfer in connection with the Financial Freedom Transaction, CIT shall no longer have this obligation. See Note 2 - Discontinued Operations.

In the quarter ended March 31, 2018, the Company repurchased $23.9 million (unpaid principal balance) of additional HECM loans, all of which were classified as AHFS. As of March 31, 2018, the Company had an outstanding balance of $143.7 million of

20 Item 1.  Consolidated Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

HECM loans, with unpaid principal balance of $189.3 million, all of which were classified as AHFS. As of December 31, 2017, the Company had an outstanding balance of $136.3 million of HECM loans, with unpaid principal balance of $177.6 million, all of which were classified as AHFS.

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses for estimated credit losses in its HFI loan portfolio.

Allowance for Loan Losses and Recorded Investment in Loans (dollars in millions)

	Commercial Banking	Consumer Banking	Total	Commercial Banking	Consumer Banking	Total
	Quarter Ended March 31, 2018			Quarter Ended March 31, 2017
Balance - beginning of period	$402.2	$28.9	$431.1	$408.4	$24.2	$432.6
Provision for credit losses	67.2	1.6	68.8	49.2	0.5	49.7
Other(1)	(2.4)	—	(2.4)	(6.2)	—	(6.2)
Gross charge-offs(2)	(54.6)	(0.5)	(55.1)	(32.4)	(0.6)	(33.0)
Recoveries	4.8	0.4	5.2	5.0	0.5	5.5
Balance - end of period	$417.2	$30.4	$447.6	$424.0	$24.6	$448.6
	Allowance balance at March 31, 2018			Allowance balance at March 31, 2017
Loans individually evaluated for impairment	$25.3	$—	$25.3	$39.5	$—	$39.5
Loans collectively evaluated for impairment	384.1	19.0	403.1	376.8	17.5	394.3
Loans acquired with deteriorated credit quality(3)	7.8	11.4	19.2	7.7	7.1	14.8
Allowance for loan losses	$417.2	$30.4	$447.6	$424.0	$24.6	$448.6
Other reserves(1)	$46.9	$—	$46.9	$49.9	$—	$49.9
	Loans at March 31, 2018			Loans at March 31, 2017
Loans individually evaluated for impairment	$184.2	$—	$184.2	$240.1	$—	$240.1
Loans collectively evaluated for impairment	23,112.1	4,258.3	27,370.4	22,530.7	4,638.6	27,169.3
Loans acquired with deteriorated credit quality(3)	49.6	1,849.4	1,899.0	107.8	2,174.2	2,282.0
Ending balance	$23,345.9	$6,107.7	$29,453.6	$22,878.6	$6,812.8	$29,691.4
Percent of loans to total loans	79.3%	20.7%	100%	77.1%	22.9%	100%

(1)
“Other reserves” represents credit loss reserves for unfunded lending commitments, letters of credit and for deferred purchase agreements, all of which is recorded in Other liabilities. “Other” also includes allowance for loan losses associated with loan sales and foreign currency translations.

(2)
Gross charge-offs of amounts specifically reserved in prior periods that were charged directly to the Allowance for loan losses included $2.6 million and $14.8 million for the quarters ended March 31, 2018 and 2017, respectively, and related to Commercial Banking for all periods.

(3)	Represents loans considered impaired as part of the OneWest transaction and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

NOTE 5 — INVESTMENT SECURITIES

Investments include debt and equity securities.

Investment Securities (dollars in millions)

	March 31, 2018	December 31, 2017
Available-for-sale securities
Debt securities	$5,564.1	$6,123.6
Securities carried at fair value with changes recorded in net income
Debt securities	—	0.4
Equity securities(1)	44.1	44.7
Non-marketable investments(2)	302.3	301.2
Total investment securities	$5,910.5	$6,469.9
(1) Upon the adoption of ASU 2016-01 - Financial Instruments as of January 1, 2018, these investments were reclassified from available for sale securities category. For details refer to Note 1 - Business and Summary of Significant Accounting Policies.
(2) Non-marketable investments include restricted stock of the FRB and Federal Home Loan Bank ("FHLB") carried at cost of $258.8 million at March 31, 2018, and $258.9 million at December 31, 2017. The remaining non-marketable investments totaled $43.5 million as of March 31, 2018 and $42.3 million at December 31, 2017. These investments include ownership interests greater than 3% in limited partnership investments including qualified Community Reinvestment Act ("CRA") investments, equity fund holdings and shares issued by customers during loan work out situations or as part of an original loan investments. Investments under the equity method and other equity investments without readily determinable fair values measured under the measurement exception totaled $33.8 million and $9.7 million at March 31, 2018 and $31.6 million and $10.7 million at December 31, 2017 respectively.

CIT GROUP INC. 21

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Realized investment gains totaled $6.2 million and $1.6 million for the quarters ended March 31, 2018 and 2017 respectively, and exclude losses from OTTI.

In addition, the Company had $3.9 billion and $1.4 billion of interest bearing deposits at banks at March 31, 2018 and December 31, 2017, respectively, which are cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Quarters Ended March 31,
	2018	2017
Interest income — debt securities	$40.5	$27.8
Interest income — interest bearing deposits	7.0	12.5
Dividends — equity securities	2.8	3.3
Total interest and dividends	$50.3	$43.6

The following table presents amortized cost and fair value of securities available for sale (“AFS”).

Amortized Cost and Fair Value (dollars in millions)

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$4,865.4	$0.4	$(139.4)	$4,726.4
Non-agency securities	225.6	18.4	—	244.0
U.S. government agency obligations	25.0	—	(0.4)	24.6
U.S. Treasury securities	443.7	—	(4.4)	439.3
Supranational securities	49.9	—	(0.7)	49.2
State & municipal bonds	13.6	—	(0.3)	13.3
Corporate bonds - foreign	65.7	1.6	—	67.3
Total debt securities AFS	$5,688.9	$20.4	$(145.2)	$5,564.1

December 31, 2017
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$5,010.2	$2.1	$(62.1)	$4,950.2
Non-agency securities	297.3	21.7	(0.5)	318.5
U.S. government agency obligations	25.0	—	(0.2)	24.8
U.S. Treasury securities	297.7	0.2	(0.2)	297.7
Supranational securities	449.8	—	(0.3)	449.5
State & municipal bonds	16.2	—	(0.4)	15.8
Corporate bonds - foreign	65.7	1.4	—	67.1
Total debt securities AFS	6,161.9	25.4	(63.7)	6,123.6
Equity securities AFS	45.8	—	(1.1)	44.7
Total securities AFS	$6,207.7	$25.4	$(64.8)	$6,168.3

22 Item 1.  Consolidated Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the debt securities AFS by contractual maturity dates:

Maturities - Debt Securities AFS (dollars in millions)

	March 31, 2018
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government agency securities
After 5 but within 10 years	$172.3	$168.6	2.12%
Due after 10 years	4,693.1	4,557.8	2.56%
Total	4,865.4	4,726.4	2.54%
Mortgage-backed securities — non-agency securities
After 1 but within 5 years	12.0	12.1	5.16%
After 5 but within 10 years	5.3	5.7	4.68%
Due after 10 years	208.3	226.2	5.83%
Total	225.6	244.0	5.76%
U.S. government agency obligations
After 1 but within 5 years	25.0	24.6	2.26%
Total	25.0	24.6	2.26%
U.S. Treasury securities
Due within 1 year	248.1	247.8	1.53%
After 5 but within 10 years	195.6	191.5	2.51%
Total	443.7	439.3	1.96%
Supranational securities
After 1 but within 5 years	49.9	49.2	2.02%
Total	49.9	49.2	2.02%
State & municipal bonds
Due within 1 year	0.1	0.1	2.36%
After 1 but within 5 years	0.1	0.1	2.56%
After 5 but within 10 years	0.3	0.3	2.70%
Due after 10 years	13.1	12.8	2.38%
Total	13.6	13.3	2.39%
Corporate bonds - foreign
After 1 but within 5 years	65.7	67.3	6.11%
Total	65.7	67.3	6.11%
Total debt securities AFS	$5,688.9	$5,564.1	2.66%

At March 31, 2018 and December 31, 2017, certain securities AFS are in unrealized loss positions. The following table summarizes by investment category the gross unrealized losses, respective fair value and length of time that those securities have been in a continuous unrealized loss position.

Gross Unrealized Loss (dollars in millions)

	March 31, 2018
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$3,567.3	$(82.3)	$1,133.7	$(57.1)
U.S. government agency obligations	24.6	(0.4)	—	—
U.S. Treasury securities	439.3	(4.4)	—	—
State & municipal bonds	2.0	—	11.1	(0.3)
Supranational securities	49.2	(0.7)	—	—
Total debt securities AFS	$4,082.4	$(87.8)	$1,144.8	$(57.4)

CIT GROUP INC. 23

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2017
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$3,492.2	$(30.9)	$1,151.4	$(31.2)
Non-agency securities	2.1	—	0.4	(0.5)
U.S. government agency obligations	24.8	(0.2)	—	—
U.S. Treasury securities	199.1	(0.2)	—	—
State & municipal bonds	—	—	13.6	(0.4)
Supranational securities	349.5	(0.3)	—	—
Total debt securities AFS	4,067.7	(31.6)	1,165.4	(32.1)
Equity securities AFS	0.1	(0.2)	44.5	(0.9)
Total securities available-for-sale	$4,067.8	$(31.8)	$1,209.9	$(33.0)

Purchased Credit-Impaired AFS Securities

In connection with the OneWest acquisition, the Company classified AFS mortgage-backed securities as PCI due to evidence of credit deterioration since issuance and for which it is probable that the Company will not collect all principal and interest payments contractually required at the time of purchase. Accounting for these adjustments is discussed in Note 1 — Business and Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Changes in the accretable yield for PCI securities are summarized below for the quarter ended March 31, 2018 and 2017:

Changes in Accretable Yield (dollars in millions)
	Quarters Ended
	March 31, 2018	March 31, 2017
Balance, beginning of period	$101.7	$165.0
Accretion into interest income	(3.8)	(6.5)
Reclassifications from non-accretable difference due to improving cash flows	0.1	0.1
Reclassifications to non-accretable difference due to decreasing cash flows	—	(0.5)
Disposals and other	(22.3)	—
Balance, end of period	$75.7	$158.1

The estimated fair value of PCI securities was $238.4 million and $312.5 million with a par value of $302.9 million and $387.6 million as of March 31, 2018, and December 31, 2017, respectively.

Securities Carried at Fair Value with Changes Recorded in Net Income

Upon the adoption of ASU 2016-01- Financial Instruments, CIT reclassified eligible equity securities AFS to Securities Carried at Fair Value with Changes Recorded in Net Income totaling $46.1 million and $44.1 million of amortized cost and fair value respectively as of March 31, 2018. The unrealized losses were $2 million as of March 31, 2018.

The amortized cost and fair value of debt Securities carried at Fair Value with Changes Recorded in Net Income were $0.4 million as of December 31, 2017 with a weighted average yield of 41.8%. There were no equity Securities Carried at Fair Value with Changes Recorded in Net Income as of December 31, 2017.

Other Than Temporary Impairment (“OTTI”)

The Company conducted and documented its periodic review of all securities with unrealized losses, which it performs to evaluate whether the impairment is other than temporary.

The Company reviewed PCI securities with unrealized losses and determined the unrealized losses were credit-related and recognized OTTI losses. There was an insignificant amount of OTTI credit-related losses recognized for the quarter ended March 31, 2018 and $0.1 million was recognized as permanent write-downs for the quarter ended March 31, 2017.

The Company reviewed debt securities classified as AFS with unrealized losses and determined that the unrealized losses were neither OTTI nor credit-related, and believes it is not more-likely-than-not that the Company will have to sell the debt securities classified as AFS with unrealized losses prior to the recovery of the amortized cost basis.

There were no adjustments related to impairment for securities without readily determinable fair values measured under the measurement exception.

There were immaterial unrealized losses on non-marketable investments.

24 Item 1.  Consolidated Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	March 31, 2018			December 31, 2017
	CIT Group Inc.	Subsidiaries	Total	Total
Senior Unsecured	$4,730.8	$—	$4,730.8	$3,737.5
Subordinated unsecured debt	395.9	—	395.9	—
Secured borrowings:
Structured financings	—	1,416.1	1,416.1	1,541.4
FHLB advances	—	3,894.5	3,894.5	3,695.5
Total Borrowings	$5,126.7	$5,310.6	$10,437.3	$8,974.4

Unsecured Borrowings

Revolving Credit Facility

The Revolving Credit Facility has a total commitment amount of $500 million and the maturity date of the commitment is February 29, 2020. The applicable margin charged under the facility is 2.00% for LIBOR Rate loans and 1.00% for Base Rate loans.

The Revolving Credit Facility was amended in February 2018 to lower the total commitments from $750 million to $500 million and to extend the final maturity date of the lenders’ commitments from January 25, 2019 to February 29, 2020, for all but one lender. The Revolving Credit Facility includes a covenant that requires that the Company maintain a minimum Tier 1 capital ratio of 9.0%. As of March 31, 2018, the Revolving Credit Facility was unsecured and was guaranteed by four of the Company’s domestic operating subsidiaries. In addition, the applicable required minimum guarantor asset coverage ratio ranged from 1.0:1.0 to 1.5:1.0, and was 1.25:1.0 at March 31, 2018.

The Revolving Credit Facility may be drawn and prepaid at the option of CIT. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty. There were no outstanding borrowings at March 31, 2018 and December 31, 2017. The amount available to draw upon at March 31, 2018 was approximately $448 million, with the remaining amount of approximately $52 million being utilized for issuance of letters of credit to customers.

Senior Unsecured Notes

The following table presents the principal amounts by maturity date.

Senior Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
February 2019	5.500%	February 2012	$383.0
February 2019	3.875%	February 2014	1,000.0
May 2020	5.375%	May 2012	435.6
March 2021	4.125%	March 2018	500.0
August 2022	5.000%	August 2012	1,150.0
August 2023	5.000%	August 2013	750.0
March 2025	5.250%	March 2018	500.0
Weighted average rate and total	4.771%		$4,718.6
On April 9, 2018, CIT redeemed $383 million aggregate principal amount of our 5.500% senior unsecured notes due February 2019 and $500 million aggregate principal amount of our 3.875% senior unsecured notes due February 2019, at an aggregate premium of $15.7 million. Refer to Note 15 — Subsequent Events for further disclosure.

The Indentures for the senior unsecured notes limit the Company’s ability to create liens, merge or consolidate, or sell, transfer, lease or dispose of all or substantially all of its assets. Upon a Change of Control Triggering Event as that term is defined in the Indentures for the senior unsecured notes, holders of the senior unsecured notes will have the right to require the Company, as applicable, to repurchase all or a portion of the senior unsecured notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest to the date of such repurchase.

In addition to the above table, there is an unsecured note outstanding with a 6.0% coupon and a carrying value of $39.6 million (par value of $51 million) that matures in 2036.

CIT GROUP INC. 25

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Subordinated Unsecured Notes
In March 2018, CIT issued $400 million aggregate principal amount of 6.125% subordinated notes with the maturity date on March 9, 2028. The notes are subordinated in right of payment to the payment of our senior indebtedness and secured indebtedness, to the extent of the value of the collateral.

Secured Borrowings

At March 31, 2018, the Company had pledged $28.7 billion of assets (including collateral for the FRB discount window that is currently not drawn). The collateral specifically identified and used to calculate available borrowings was $12.9 billion, which included $11.5 billion of loans, $1.2 billion of operating lease assets, $0.1 billion of cash and cash equivalent and $0.1 billion of investment securities. Under the FHLB Facility, CIT Bank may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that CIT Bank is in compliance with the collateral maintenance requirement immediately following such disposition and all other requirements of the facility at the time of such disposition.

FHLB Advances

As a member of the FHLB of San Francisco, CIT Bank, N.A. can access financing based on an evaluation of its creditworthiness, statement of financial position, size and eligibility of collateral. The interest rates charged by the FHLB for advances typically vary depending upon maturity, the cost of funds of the FHLB, and the collateral provided for the borrowing. The advances are secured by certain Bank assets and bear either a fixed or floating interest rate. The FHLB advances are collateralized by mortgage-backed securities (“MBS”) and a variety of consumer and commercial loans, including single family residential ("SFR") mortgage loans, multi-family mortgage loans, commercial real estate loans, certain foreclosed properties and certain amounts receivable under a loss sharing agreement with the FDIC.

As of March 31, 2018, the Company had $5.3 billion of financing availability with the FHLB, of which $1.4 billion was unused and available, and $85.8 million was being utilized for issuance of letters of credit related to deposits. FHLB Advances as of March 31, 2018 have a weighted average rate of 2.04%. The following table includes the total outstanding FHLB Advances, and respective pledged assets(1).

FHLB Advances with Pledged Assets(1) Summary (dollars in millions)

	March 31, 2018		December 31, 2017
	FHLB Advances	Pledged Assets (1)	FHLB Advances	Pledged Assets (1)
Total	$3,894.5	$6,338.6	$3,695.5	$6,154.1
(1) For purposes of this table the term "Pledged Assets" means the assets required under the collateral maintenance requirement in connection with FHLB advances at each of the dates.

Structured Financings

Set forth in the following table are amounts primarily related to structured financings of and assets owned by consolidated VIEs. Creditors of these VIEs received ownership and/or security interests in the assets. These entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. Structured financings as of March 31, 2018 had a weighted average rate of 4.02%, with rates ranging from 0.59% to 5.5%.

Structured Financings and Pledged Assets Summary (dollars in millions)

	March 31, 2018		December 31, 2017
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Business Capital	$695.5	$2,817.5	$768.8	$2,838.6
Rail(1) (2)	720.6	1,259.9	772.6	1,272.0
Total	$1,416.1	$4,077.4	$1,541.4	$4,110.6

(1)
At March 31, 2018, the TRS Transactions related borrowings and pledged assets, respectively, of $485.0 million and $854.3 million were included in Rail. The TRS Transactions are described in Note 7 — Derivative Financial Instruments.

(2)
At March 31, 2018, secured borrowings and pledged assets, respectively, of $211.5 million and $379.9 million were related to the pending sale of our European Rail business, NACCO, and will be transferred to the buyer upon sale of that business.

Not included in the above table are secured borrowings of discontinued operations of $247.8 million and $268.2 million, at March 31, 2018, and December 31, 2017, respectively. See Note 2 — Discontinued Operations.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight, borrowings. The borrowing capacity is determined by the FRB based on the collateral pledged.

There were no outstanding borrowings with the FRB Discount Window as of March 31, 2018 and December 31, 2017.

26 Item 1.  Consolidated Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Variable Interest Entities (“VIEs”)

Described below are the results of the Company’s assessment of its variable interests in order to determine its current status with regards to being the VIE primary beneficiary.

Consolidated VIEs

The Company utilizes VIEs in the ordinary course of business to support its own and its customers’ financing needs. Each VIE is a separate legal entity and maintains its own books and records. The most significant types of VIEs that CIT utilizes are "on balance sheet" secured financings of pools of leases and loans originated by the Company where the Company is the primary beneficiary. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion.

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

The Company has certain contractual obligations related to the HECM loans and the GNMA HMBS securitizations, which are VIEs for which CIT is not the primary beneficiary. The Company, as servicer of these HECM loans, is currently obligated to fund future borrower advances, which include fees paid to taxing authorities for borrowers’ unpaid taxes and insurance, mortgage insurance premiums and payments made to borrowers for line of credit draws on HECM loans. In addition, the Company is required to repurchase the HECM loans once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount or when the property forecloses to OREO, which reduces the secured borrowing balance. Additionally the Company services $136.5 million and $140.3 million of HMBS outstanding principal balance at March 31, 2018 and December 31, 2017, respectively, for transferred loans securitized by IndyMac for which OneWest Bank prior to the acquisition had purchased the mortgage servicing rights (“MSRs”) in connection with the IndyMac Transaction. The carrying value of the MSRs was not significant at March 31, 2018 and December 31, 2017. As the HECM loans are federally insured by the FHA and the secured borrowings guaranteed to the investors by GNMA, the Company does not believe maximum loss exposure as a result of its involvement is material.

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

Unconsolidated VIEs Carrying Value (dollars in millions)

	March 31, 2018		December 31, 2017
	Securities	Partnership Investment	Securities	Partnership Investment
Agency securities	$4,726.4	$—	$4,950.2	$—
Non agency securities — Other servicer	244.0	—	318.8	—
Tax credit equity investments	—	207.0	—	198.8
Equity investments	—	46.7	—	38.6
Total Assets	$4,970.4	$253.7	$5,269.0	$237.4
Commitments to tax credit investments	$—	$79.7	$—	$66.6
Total Liabilities	$—	$79.7	$—	$66.6
Maximum loss exposure(1)	$4,970.4	$253.7	$5,269.0	$237.4

(1)	Maximum loss exposure to the unconsolidated VIEs excludes the liability for representations and warranties, corporate guarantees and also excludes servicing advances.

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

See Note 1 — Business and Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for further description of its derivative transaction policies.

CIT GROUP INC. 27

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents fair values and notional values of derivative financial instruments:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	March 31, 2018			December 31, 2017
Qualifying Hedges	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Foreign currency forward contracts — net investment hedges	$989.0	$23.9	$(7.2)	$977.3	$0.2	$(18.7)
Interest rate swap - fair value hedge (2)	250.0	0.6	—	—	—	—
Total Qualifying Hedges	1,239.0	24.5	(7.2)	977.3	0.2	(18.7)
Non-Qualifying Hedges
Interest rate swaps(2)	7,686.3	82.4	(65.6)	7,112.0	60.8	(38.6)
Written options	2,722.4	—	(2.2)	2,744.3	—	(0.7)
Purchased options	2,567.0	2.2	—	2,571.5	0.7	—
Foreign currency forward contracts	1,505.3	9.5	(12.6)	1,375.5	6.9	(14.9)
Total Return Swap (TRS)	189.6	—	(16.2)	182.4	—	(14.1)
Equity Warrants	0.8	—	—	0.8	—	—
Interest Rate Lock Commitments	14.6	0.1	—	7.7	0.1	—
Forward Sale Commitments on Agency MBS	11.5	—	(0.1)	8.0	—	—
Credit derivatives	306.3	—	—	285.1	—	—
Total Non-qualifying Hedges	15,003.8	94.2	(96.7)	14,287.3	68.5	(68.3)
Total Derivatives	$16,242.8	$118.7	$(103.9)	$15,264.6	$68.7	$(87.0)

(1)	Presented on a gross basis.

(2)	Fair value balances include accrued interest.

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

Offsetting of Derivative Assets and Liabilities (dollars in millions)(1)

				Gross Amounts not offset in the Consolidated Balance Sheet
	Gross Amount of Recognized Assets (Liabilities)	Gross Amount Offset in the Consolidated Balance Sheet	Net Amount Presented in the Consolidated Balance Sheet	Derivative Financial Instruments(2)	Cash Collateral Pledged / (Received)(2)(3)	Net Amount
March 31, 2018
Derivative assets	$118.7	$—	$118.7	$(24.8)	$(33.2)	$60.7
Derivative liabilities	(103.9)	—	(103.9)	24.8	1.9	(77.2)
December 31, 2017
Derivative assets	$68.7	$—	$68.7	$(18.7)	$(8.4)	$41.6
Derivative liabilities	(87.0)	—	(87.0)	18.7	23.0	(45.3)

(1)
Due to a change in clearinghouse rules, the Company accounts for swap contracts cleared by the Chicago Mercantile Exchange (“CME”) as “settled-to-market” effective January 2017. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. The Company’s swap contracts cleared by LCH Clearnet (“LCH”) continue to be accounted for as “collateralized-to-market” and variation margin balances are characterized as collateral against derivative exposures. At March 31, 2018, gross amounts of recognized assets and liabilities were lower by $9.5 million and $6.0 million, respectively.

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

Fair Value Hedge

In the first quarter of 2018, CIT entered into a $250 million notional interest rate swap agreement to manage interest rate exposure on half of its three years 4.125% fixed-rate senior notes that were newly issued in March 2018. This agreement is designated as a fair value hedge.

28 Item 1.  Consolidated Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Derivative Instruments		March 31, 2018
	Amounts Recognized	Derivative	Hedged Item	Hedge Ineffectiveness
Hedges of interest rate risk on borrowings using interest rate swaps	Interest Expense	$0.5	$(0.5)	$—

Non Qualifying Hedges

The following table presents the impact of non-qualifying hedges on the statements of income

Derivative Instrument Gains and Losses (dollars in millions)

		Quarters Ended March 31,
Derivative Instruments	Gain / (Loss) Recognized	2018	2017
Non Qualifying Hedges
Interest rate swaps	Other income	$4.0	$2.2
Interest rate options	Other income	0.1	0.1
Foreign currency forward contracts	Other income	(29.9)	(7.0)
Equity warrants	Other income	—	(0.1)
Total Return Swap (TRS)	Other income	(2.1)	(0.9)
Interest Rate Lock Commitments	Other income	—	0.1
Forward Sale Commitments on Agency MBS	Other income	0.2	(0.1)
Credit Derivatives	Other income	(0.2)	—
Total Non-qualifying Hedges -income statement impact		$(27.9)	$(5.7)

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives - effective portion reclassified from AOCI to income	Total income statement impact	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Quarter Ended March 31, 2018
Foreign currency forward contracts — net investment hedges	$—	$—	$7.2	$7.2
Total	$—	$—	$7.2	$7.2
Quarter Ended March 31, 2017
Foreign currency forward contracts — net investment hedges	$6.9	$6.9	$(8.9)	$(15.8)
Total	$6.9	$6.9	$(8.9)	$(15.8)

TRS Transactions

As of March 31, 2018 , CIT was party to a financing facility between a wholly-owned Dutch subsidiary of CIT and Goldman Sachs International (“GSI”), which was structured as a total return swap (“TRS”). Amounts available for advances (otherwise known as the unused portion) were accounted for as derivatives and recorded at the estimated fair value. The total facility capacity available under the Dutch TRS was $625 million at March 31, 2018, and December 31, 2017. The utilized portion reflects the borrowing.

The aggregate “notional amounts” of the Dutch TRS of $189.6 million at March 31, 2018, and $182.4 million at December 31, 2017, represent the aggregate unused portions and constitute derivative financial instruments. These notional amounts were calculated as the maximum facility commitment amount, $625 million, under the Dutch TRS, less the actual adjusted qualifying borrowing base outstanding of $435.4 million at March 31, 2018, and $442.6 million under the facility at December 31, 2017. The notional amounts of the derivative will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities ("ABS") to investors. If CIT funds additional ABS under the Dutch TRS, the aggregate adjusted qualifying borrowing base of the total return swap will increase and the notional amount of the derivative will decrease accordingly.

Based on the Company’s valuation, a liability of $16.2 million and $14.1 million was recorded at March 31, 2018, and December 31, 2017, respectively. The increase in liability of $2.1 million was recognized as a reduction to Other Income for the quarter ended March 31, 2018 and an increase in liability of $0.9 million was recognized as a reduction to Other Income for the quarter ended March 31, 2017.

CIT GROUP INC. 29

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 — FAIR VALUE

Fair Value Hierarchy

The Company is required to report fair value measurements for specified classes of assets and liabilities. See Note 1 — Business and Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for a description of its fair value measurement policy.

The Company characterizes inputs in the determination of fair value according to the fair value hierarchy. The fair value of the Company’s assets and liabilities where the measurement objective specifically requires the use of fair value are set forth in the tables below.

Disclosures that follow in this note exclude assets and liabilities classified as discontinued operations.

Financial Assets and Liabilities Measured at Estimated Fair Value on a Recurring Basis

The following table summarizes the Company’s assets and liabilities measured at estimated fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
March 31, 2018
Assets
Debt securities AFS	$5,564.1	$247.8	$5,005.0	$311.3
Securities carried at fair value with changes recorded in net income(1)	44.1	0.2	43.9	—
Derivative assets at fair value — non-qualifying hedges(2)	94.2	—	94.1	0.1
Derivative assets at fair value — qualifying hedges(2)	24.5	—	24.5	—
Total	$5,726.9	$248.0	$5,167.5	$311.4
Liabilities
Derivative liabilities at fair value — non-qualifying hedges(2)	$(96.7)	$—	$(80.5)	$(16.2)
Derivative liabilities at fair value — qualifying hedges(2)	(7.2)	—	(7.2)	—
Consideration holdback liability	(46.0)	—	—	(46.0)
FDIC True-up liability	(65.5)	—	—	(65.5)
Total	$(215.4)	$—	$(87.7)	$(127.7)
December 31, 2017
Assets
Debt securities AFS	$6,123.6	$199.0	$5,538.8	$385.8
Securities carried at fair value with changes recorded in net income	0.4	—	—	0.4
Equity securities AFS	44.7	0.2	44.5	—
Derivative assets at fair value — non-qualifying hedges(2)	68.5	—	68.4	0.1
Derivative assets at fair value — qualifying hedges	0.2	—	0.2	—
Total	$6,237.4	$199.2	$5,651.9	$386.3
Liabilities
Derivative liabilities at fair value — non-qualifying hedges(2)	$(68.3)	$—	$(54.2)	$(14.1)
Derivative liabilities at fair value — qualifying hedges	(18.7)	—	(18.7)	—
Consideration holdback liability	(46.0)	—	—	(46.0)
FDIC True-up liability	(65.1)	—	—	(65.1)
Total	$(198.1)	$—	$(72.9)	$(125.2)

(1)
Upon the adoption of ASU 2016-01 - Financial Instruments as of January 1, 2018, equity securities AFS were reclassified to securities carried at fair value with changes recorded in net income. See Note 1 - Business and Summary of Significant Accounting Policies.

(2)	Derivative fair values include accrued interest.

Debt and Equity Securities Classified as AFS and Securities carried at fair value with changes recorded in net income — Debt securities classified as AFS included investments in U.S. federal government agencies, U.S. Treasury Notes and supranational securities and were valued using Level 2 inputs, primarily quoted prices for similar securities. U.S. Treasury Bills and certain equity securities classified as AFS were valued using Level 1 inputs, primarily quoted prices in active markets. For Agency pass-through MBS, which are classified as Level 2, the Company generally determines estimated fair value utilizing prices obtained from independent broker dealers and recent trading activity for similar assets. Debt securities classified as AFS and securities carried at fair value with changes recorded in net income represent non-Agency MBS, the market for such securities is not active and the estimated fair value was determined using a discounted cash flow technique. The significant unobservable assumptions, which are verified to the extent possible using broker dealer quotes, are estimated by type of underlying collateral, including credit loss assumptions, estimated prepayment speeds and appropriate discount rates. Given the lack of observable market data, the estimated fair value of the non-agency MBS is classified as Level 3.

Derivative Assets and Liabilities — These derivatives are valued using models that incorporate inputs depending on the type of derivative, such as interest rate curves, foreign exchange rates and volatility. Readily observable market inputs to models can be validated to external sources, including industry pricing services, or corroborated through recent trades, broker dealer quotes, yield curves, or other market-related data. As such, these derivative instruments are valued using a Level 2 methodology. In addition, these derivative values incorporate an assessment of the risk of counterparty nonperformance, measured based on the

30 Item 1.  Consolidated Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Company’s evaluation of credit risk. The fair value of the TRS derivative, written options on certain CIT Bank CDs and credit derivatives were estimated using Level 3 inputs.

FDIC True-up Liability — The FDIC True-up liability was recorded at estimated fair value as of the Acquisition Date and is remeasured to fair value at each reporting date until the contingency is resolved. The FDIC True-up liability was valued using the discounted cash flow method based on the terms specified in the loss share agreement with the FDIC, the actual FDIC payments collected and significant unobservable inputs, including a risk-adjusted discount rate (reflecting the Company’s credit risk plus a liquidity premium), prepayment and default rates. Due to the significant unobservable inputs used to calculate the estimated fair value, these measurements are classified as Level 3.

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

The following tables summarize information about significant unobservable inputs related to the Company’s categories of Level 3 financial assets and liabilities measured on a recurring basis as of March 31, 2018 and December 31, 2017.

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)
Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
March 31, 2018
Assets
Securities — AFS	$311.3	Discounted cash flow	Discount Rate	0.0% - 11.6%	4.7%
			Prepayment Rate	3.8% - 26.7%	8.5%
			Default Rate	0.0% - 6.6%	3.9%
			Loss Severity	0.3% - 76.2%	35.5%
Derivative assets — non qualifying	0.1	Internal valuation model	Borrower Rate	3.5% - 4.9%	4.2%
Total Assets	$311.4
Liabilities
FDIC True-up liability	$(65.5)	Discounted cash flow	Discount Rate	3.5%	3.5%
Consideration holdback liability	(46.0)	Discounted cash flow	Payment Probability	0% - 100%	48.0%

Derivative liabilities — non-qualifying	(16.2)	Market Comparables(1)
Total Liabilities	$(127.7)
December 31, 2017
Assets
Securities — AFS	$385.8	Discounted cash flow	Discount Rate	0.0% – 37.1%	4.6%
			Prepayment Rate	2.1% – 22.3%	8.8%
			Default Rate	0.0% – 7.3%	3.7%
			Loss Severity	0.3% – 72.4%	35.3%
Securities carried at fair value with changes recorded in net income	0.4	Discounted cash flow	Discount Rate	31.1%	31.1%
			Prepayment Rate	10.9%	10.9%
			Default Rate	2.4%	2.4%
			Loss Severity	59.2%	59.2%
Derivative assets — non qualifying	0.1	Internal valuation model	Borrower Rate	3.0% - 4.4%	3.8%
Total Assets	$386.3
Liabilities
FDIC True-up liability	$(65.1)	Discounted cash flow	Discount Rate	2.9%	2.9%
Consideration holdback liability	(46.0)	Discounted cash flow	Payment Probability	0% – 100%	48.0%

Derivative liabilities — non-qualifying	(14.1)	Market Comparables(1)
Total Liabilities	$(125.2)

(1)
The valuation of these derivatives is primarily related to the GSI facilities and is based on several factors using a discounted cash flow methodology, including a) funding costs for similar financings based on current market conditions; b) forecasted usage of long-dated facilities through the final maturity date in 2028; and c) forecasted amortization, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

CIT GROUP INC. 31

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

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

▪	Loss severity — is the percentage of contractual cash flows lost in the event of a default.

▪	Prepayment rate — is the estimated rate at which forecasted prepayments of principal of the related loan or debt instrument are expected to occur, expressed as a constant prepayment rate (“CPR”).

▪	Payment Probability — is an estimate of the likelihood the consideration holdback amount will be required to be paid expressed as a percentage.

▪	Borrower rate — Mortgage rate committed to the borrower by CIT Bank, effective for up to 90 days.

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

32 Item 1.  Consolidated Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Securities Carried at Fair Value with Changes Recorded in Net Income	Derivative Assets- Non- qualifying(1)	Derivative Liabilities- Non- qualifying(2)	FDIC True-up Liability	Consideration Holdback Liability
December 31, 2017	$385.8	$0.4	$0.1	$(14.1)	$(65.1)	$(46.0)
Included in earnings	3.5	—	—	(2.1)	(0.4)	—
Included in comprehensive income	(2.7)	—	—	—	—	—
Sales, paydowns, and adjustments	(75.3)	(0.4)	—	—	—	—
Balance as of March 31, 2018	$311.3	$—	$0.1	$(16.2)	$(65.5)	$(46.0)
December 31, 2016	$485.5	$283.5	$—	$(11.5)	$(61.9)	$(47.2)
Included in earnings	(1.7)	3.2	0.1	(0.8)	(1.1)	(0.2)
Included in comprehensive income	6.9	—	—	—	—	—
Impairment	(0.1)	—	—	—	—	—
Sales, paydowns, and adjustments	(20.1)	(17.8)	—	—	—	—
Balance as of March 31, 2017	$470.5	$268.9	$0.1	$(12.3)	$(63.0)	$(47.4)

(1)	Valuation of Interest Rate Lock Commitments

(2)	Valuation of the derivatives related to the TRS Transactions and written options on certain CIT Bank CDs.

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of key inputs to a fair value measurement may result in a transfer of assets or liabilities between Level 1, 2 and 3. The Company’s policy is to recognize transfers in and transfers out as of the end of the reporting period. For the quarters ended March 31, 2018 and 2017, there were no transfers into or out of Level 3.

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

The following table presents assets measured at estimated fair value on a non-recurring basis for which a non-recurring change in fair value has been recorded in the current year:

Carrying Value of Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total (Losses)
March 31, 2018
Assets held for sale	$153.6	$—	$2.5	$151.1	$(0.4)
Other real estate owned	13.2	—	—	13.2	(0.5)
Impaired loans(1)	37.6	—	—	37.6	(35.3)
Total	$204.4	$—	$2.5	$201.9	$(36.2)
December 31, 2017
Assets held for sale	177.8	—	—	177.8	(15.0)
Other real estate owned	18.8	—	—	18.8	(4.4)
Impaired loans	89.1	—	—	89.1	(21.9)
Total	$285.7	$—	$—	$285.7	$(41.3)

(1)	In the current quarter there was a $22 million charge-off of a single Commercial Finance exposure.

Assets of continuing operations that are measured at fair value on a non-recurring basis are as follows:

Assets Held for Sale — Assets held for sale are recorded at the lower of cost or fair value on the balance sheet. As there is no liquid secondary market for the assets held for sale in the Company’s portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs. Carrying value of assets held for sale with impairment approximates fair value at March 31, 2018 and December 31, 2017.

CIT GROUP INC. 33

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Real Estate Owned — Estimated fair values of other real estate owned are reviewed on a quarterly basis and any decline in value below cost is recorded as impairment. Estimated fair value approximates carrying value and is generally based on market data, if available or broker price opinions or independent appraisals, adjusted for costs to sell. The estimated costs to sell are incremental direct costs to transact a sale, such as broker commissions, legal fees, closing costs and title transfer fees. The costs must be essential to the sale and would not have been incurred if the decision to sell had not been made. The range of inputs used to estimate cost to sell were 5.3% – 25.1%; which resulted in a weighted average of 6.1% at March 31, 2018. Significant unobservable inputs, such as a binding contract, appraised value or sales price, result in the Level 3 classification.

Impaired Loans — Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to contractual terms of the agreement. Impairment is measured as the shortfall between estimated value and recorded investment in the loan, with the estimated value determined using fair value of collateral and other cash flows if the loan is collateralized, the present value of expected future cash flows discounted at the contractual effective interest rate, or observable market prices. The significant unobservable inputs result in the Level 3 classification. As of the reporting date, the carrying value of impaired loans approximates fair value.

34 Item 1.  Consolidated Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Values of Financial Instruments

The carrying values and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, which are not required for disclosure.

Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
March 31, 2018
Financial Assets
Cash and interest bearing deposits	$4,096.3	$4,096.3	$—	$—	$4,096.3
Derivative assets at fair value — non-qualifying hedges	94.2	—	94.1	0.1	94.2
Derivative assets at fair value — qualifying hedges	24.5	—	24.5	—	24.5
Assets held for sale (excluding leases)	980.2	—	3.6	1,011.5	1,015.1
Loans (excluding leases)	26,828.4		668.8	26,495.2	27,164.0
Securities purchased under agreement to resell	250.0	—	250.0	—	250.0
Investment securities(1)	5,910.5	248.0	5,048.9	613.6	5,910.5
Indemnification assets(2)	91.6	—	—	72.2	72.2
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	476.2	—	—	476.2	476.2
Financial Liabilities
Deposits(4)	(30,616.7)	—	—	(30,638.8)	(30,638.8)
Derivative liabilities at fair value — non-qualifying hedges	(96.7)	—	(80.5)	(16.2)	(96.7)
Derivative liabilities at fair value — qualifying hedges	(7.2)	—	(7.2)	—	(7.2)
Borrowings(4)	(10,480.9)	—	(9,711.9)	(943.1)	(10,655.0)
Credit balances of factoring clients	(1,549.0)	—	—	(1,549.0)	(1,549.0)
Other liabilities subject to fair value disclosure(5)	(613.7)	—	—	(613.7)	(613.7)
December 31, 2017
Financial Assets
Cash and interest bearing deposits	$1,718.7	$1,718.7	$—	$—	$1,718.7
Derivative assets at fair value — non-qualifying hedges	68.5	—	68.4	0.1	68.5
Derivative assets at fair value — qualifying hedges	0.2	—	0.2	—	0.2
Assets held for sale (excluding leases)	1,011.4	—	4.7	1,044.8	1,049.5
Loans (excluding leases)	26,428.1	—	624.3	26,220.5	26,844.8
Securities purchased under agreement to resell	150.0	—	150.0	—	150.0
Investment securities(1)	6,469.9	199.2	5,583.3	687.4	6,469.9
Indemnification assets(2)	113.5	—	—	87.4	87.4
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	542.2	—	—	542.2	542.2
Financial Liabilities
Deposits(4)	(29,586.5)	—	—	(29,668.6)	(29,668.6)
Derivative liabilities at fair value — non-qualifying hedges	(68.3)	—	(54.2)	(14.1)	(68.3)
Derivative liabilities at fair value — qualifying hedges	(18.7)	—	(18.7)	—	(18.7)
Borrowings(4)	(9,043.8)	—	(8,281.7)	(991.2)	(9,272.9)
Credit balances of factoring clients	(1,468.6)	—	—	(1,468.6)	(1,468.6)
Other liabilities subject to fair value disclosure(5)	(725.2)	—	—	(725.2)	(725.2)

(1)
Level 3 estimated fair value at March 31, 2018, includes debt securities AFS ($311.3 million), and non-marketable investments ($302.3 million). Level 3 estimated fair value at December 31, 2017 included debt securities AFS ($385.8 million), debt securities carried at fair value with changes recorded in net income ($0.4 million), and non-marketable investments ($301.2 million).

(2)
The indemnification assets included in the above table do not include Agency claims indemnification ($28.9 million at both March 31, 2018 and December 31, 2017, respectively), as they are not considered financial instruments.

(3)
Other assets subject to fair value disclosure primarily include accrued interest receivable and miscellaneous receivables. These assets have carrying values that approximate fair value generally due to their short-term nature and are classified as Level 3. The unsecured counterparty receivables primarily consist of amounts owed to CIT from GSI for debt discount, return of collateral posted to GSI and settlements resulting from market value changes to asset-backed securities underlying the TRS.

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

CIT GROUP INC. 35

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Assets held for sale — Of the assets held for sale above, $3.6 million carrying amount at March 31, 2018 was valued using Level 2 inputs. As there is no liquid secondary market for the other assets held for sale in the Company’s portfolio, the fair value is estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs. Commercial loans are generally valued individually, while small ticket commercial loans are valued on an aggregate portfolio basis.

Loans — Within the Loans category, there are several types of loans as follows:

▪
Commercial and Consumer Loans — Of the loan balance above, $668.8 million and $624.3 million at March 31, 2018 and December 31, 2017, respectively, were valued using Level 2 inputs. As there is no liquid secondary market for the other loans in the Company’s portfolio, the fair value is estimated based on analyses which use Level 3 inputs at both March 31, 2018 and December 31, 2017. In addition to the characteristics of the underlying contracts, key inputs to the analysis include interest rates, prepayment rates, To Be Announced ("TBA") prices, and credit spreads. For the commercial loan portfolio, the market based credit spread inputs are derived from instruments with comparable credit risk characteristics obtained from independent third party vendors. As these Level 3 unobservable inputs are specific to individual loans/collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of the loans. The fair value of loans at March 31, 2018 was $27.2 billion, which was 101.3% of carrying value. The fair value of loans at December 31, 2017 was $26.8 billion, which was 101.6% of carrying value.

▪
Impaired Loans — The value of impaired loans is estimated using the fair value of collateral (on an orderly liquidation basis) if the loan is collateralized, the present value of expected cash flows utilizing the current market rate for such loan, or observable market price. As these Level 3 unobservable inputs are specific to individual loans/collateral types, management does not believe that sensitivity analysis of individual inputs is meaningful, but rather that sensitivity is more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. As of March 31, 2018, the UPB related to impaired loans totaled $237.9 million. Including related allowances, these loans are carried at $158.9 million, or 66.8% of UPB. Of these amounts, $149.7 million and $101.5 million of UPB and carrying value, respectively, relate to loans with no specific allowance. As of December 31, 2017 the UPB related to impaired loans totaled $195.5 million. Including related allowances, these loans were carried at $146.7 million, or 75.0% of UPB. Of these amounts, $86.1 million and $63.6 million of UPB and carrying value, respectively, relate to loans with no specific allowance. The difference between UPB and carrying value reflects cumulative charge-offs on accounts remaining in process of collection, FSA discounts and allowances. See Note 3 — Loans for more information.

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

Indemnification Assets — The Company’s indemnification assets relating to the SFR loans purchased in the OneWest Bank Transaction are measured on the same basis as the related indemnified item, and the underlying SFR loans. The estimated fair values reflect the present value of expected reimbursements under the indemnification agreements based on the loan performance discounted at an estimated market rate, and are classified as Level 3.

Deposits — The estimated fair value of deposits with no stated maturity, such as demand deposit accounts (including custodial deposits), money market accounts, and savings accounts is the amount payable on demand at the reporting date.

The estimated fair value of time deposits is determined using a discounted cash flow analysis. The discount rate for the time deposit accounts is derived from the rate currently offered on funding sources with similar maturities for similar terms, which are Level 3 inputs.

Borrowings

36 Item 1.  Consolidated Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

▪
Unsecured debt — Unsecured debt includes both senior debt and subordinated debt. Approximately $5.2 billion par value at March 31, 2018 and $3.8 billion at December 31, 2017 were valued using market inputs, which are Level 2 inputs.

▪
Secured borrowings — Secured borrowings include both structured financings and FHLB Advances. Approximately $4.4 billion par value at March 31, 2018 and $4.3 billion par value at December 31, 2017, were valued using market inputs, which are Level 2 inputs. Where market estimates were not available for approximately $1.0 billion par value at both March 31, 2018, and December 31, 2017, respectively, values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar debt, which are Level 3 inputs. Included in the above, the estimated fair value of FHLB advances, which is based on the discounted cash flow model. The cash flows are calculated using the contractual features of the advance and they are discounted using observable rates. As the inputs for the calculation are observable and the model does not require significant judgment, FHLB advances are classified as Level 2.

Credit balances of factoring clients — The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances (typically 90 days or less) as of March 31, 2018 and December 31, 2017. Accordingly, credit balances of factoring clients approximate estimated fair value and are classified as Level 3.

NOTE 9 — STOCKHOLDERS’ EQUITY

A roll forward of common stock is presented in the following table.

Number of Shares of Common Stock

	Issued	Less Treasury	Outstanding
Common Stock – December 31, 2017	207,628,491	(76,275,567)	131,352,924
Restricted stock issued	1,188,303	—	1,188,303
Repurchase of common stock	—	(3,665,866)	(3,665,866)
Shares held to cover taxes on vesting restricted shares and other	—	(470,681)	(470,681)
Employee stock purchase plan participation	13,603	—	13,603
Common Stock – March 31, 2018	208,830,397	(80,412,114)	128,418,283

During the quarter, CIT repurchased a total of $194.9 million in common shares via open market repurchases of 3,665,866 common shares at an average share price of $53.16.

Accumulated Other Comprehensive Income (Loss) ("AOCI")

The following table details the components of AOCI, net of tax:

Components of Accumulated Other Comprehensive Loss (dollars in millions)

	March 31, 2018			December 31, 2017
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$1.8	$(8.9)	$(7.1)	$0.8	$(8.8)	$(8.0)
Changes in benefit plan net gain (loss) and prior service (cost)/credit	(49.1)	(1.7)	(50.8)	(53.6)	(0.9)	(54.5)
Unrealized net gains (losses) on securities AFS	(124.9)	32.9	(92.0)	(39.5)	15.5	(24.0)
Total accumulated other comprehensive loss	$(172.2)	$22.3	$(149.9)	$(92.3)	$5.8	$(86.5)

CIT GROUP INC. 37

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Unrealized net gains (losses) on available for sale securities	Total AOCI
Balance as of December 31, 2017	$(8.0)	$(54.5)	$(24.0)	$(86.5)
Adoption of ASUs 2016-01 and 2018-02(1)	3.3	0.3	(4.1)	(0.5)
AOCI activity before reclassifications	(2.4)	3.3	(60.1)	(59.2)
Amounts reclassified from AOCI	—	0.1	(3.8)	(3.7)
Net current period AOCI	(2.4)	3.4	(63.9)	(62.9)
Balance as of March 31, 2018	$(7.1)	$(50.8)	$(92.0)	$(149.9)
Balance as of December 31, 2016	$(61.4)	$(65.3)	$(13.4)	$(140.1)
AOCI activity before reclassifications	3.3	0.9	2.7	6.9
Amounts reclassified from AOCI	9.5	—	—	9.5
Net current period AOCI	12.8	0.9	2.7	16.4
Balance as of March 31, 2017	$(48.6)	$(64.4)	$(10.7)	$(123.7)
(1) See Note 1 - Business and Summary of Significant Accounting Policies for information on these ASUs.

Other Comprehensive Loss

The amounts included in the Statement of Comprehensive Income are net of income taxes.

There were no foreign currency translation reclassification adjustments impacting net income for the quarter ended March 31, 2018 and $9.5 million for the quarter ended March 31, 2017. The change in income taxes associated with foreign currency translation adjustments was $(0.1) million and $4.4 million for the quarters ended March 31, 2018 and 2017, respectively.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income were $0.1 million and insignificant for the quarters ended March 31, 2018 and 2017, respectively. The change in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit was $(0.8) million and $(0.6) million for the quarters ended March 31, 2018 and 2017, respectively.

Reclassification adjustments impacting net income for unrealized gains/(losses) on available for sale securities was $(3.8) million and insignificant for the quarters ended March 31, 2018 and 2017, respectively. The change in income taxes associated with net unrealized gains/(losses) on available for sale securities was $17.4 million and $(1.6) million for quarters ended March 31, 2018 and 2017, respectively.

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

Reclassifications Out of AOCI (dollars in millions)

	Quarters Ended March 31,
	2018			2017
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement line item
Foreign currency translation adjustments gains	$—	$—	$—	$8.1	$1.4	$9.5	Other Income
Changes in benefit plan net gain/(loss) and prior service (cost)/credit losses	0.1	—	0.1	—	—	—	Operating Expenses
Unrealized net gains (losses) on securities AFS	(5.2)	1.4	(3.8)	—	—	—	Other Income
Total Reclassifications out of AOCI	$(5.1)	$1.4	$(3.7)	$8.1	$1.4	$9.5

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

38 Item 1.  Consolidated Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the actual and minimum required capital ratios:

Capital Components and Ratios (dollars in millions)

	CIT		CIT Bank, N.A.
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Common Equity Tier 1 Capital	$6,321.5	$6,479.8	$4,730.9	$4,751.6
Tier 1 Capital	$6,637.7	$6,775.4	$4,730.9	$4,751.6
Total Capital	$7,528.2	$7,251.0	$5,165.5	$5,183.3
Risk-Weighted Assets	$44,777.8	$44,537.7	$34,742.2	$34,527.2
Capital Ratios:
Common Equity Tier 1 Capital Ratio:
Actual	14.1%	14.5%	13.6%	13.8%
Effective minimum ratios under Basel III guidelines(1)	6.375%	5.750%	6.375%	5.750%
Tier 1 Capital Ratio:
Actual	14.8%	15.2%	13.6%	13.8%
Effective minimum ratios under Basel III guidelines(1)	7.875%	7.250%	7.875%	7.250%
Total Capital Ratio:
Actual	16.8%	16.3%	14.9%	15.0%
Effective minimum ratios under Basel III guidelines(1)	9.875%	9.250%	9.875%	9.250%
Tier 1 Leverage Ratio:
Actual	13.5%	13.8%	11.6%	11.8%
Required minimum ratio for capital adequacy purposes	4.0%	4.0%	4.0%	4.0%
(1) Required ratios under Basel III Final Rule in effect as of the reporting date including the partially phased-in capital conservation buffer.

NOTE 11 — INCOME TAXES

The Company’s global effective income tax rate from continuing operations for the first quarter and year-ago quarter was 28.5% and 41.8%, respectively, including discrete tax items. The decline in the effective tax rate is primarily driven by lower statutory income tax rates from U.S. tax reform, partially offset by the impact of the change in accounting method for the low income housing tax credit ("LIHTC") investment, disallowance of FDIC insurance premiums, and state income taxes.

The quarterly income tax expense is based on a projection of the Company’s annual effective tax rate. This annual effective tax rate is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The effective tax rate each period is impacted by a number of factors, including the relative mix of domestic and international earnings, adjustments to the valuation allowances, and discrete items. The currently forecasted effective tax rate may vary from the actual year-end 2018 effective tax rate due to the changes in these factors.

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act (or “U.S. Tax Reform legislation”) was enacted on December 22, 2017. The Tax Cuts and Jobs Act required management to make certain adjustments to the Company’s year-end financial statements for the effects of the law relating to the remeasurement of deferred taxes, liabilities for taxes due on mandatory deemed repatriation, liabilities for taxes due on other foreign income, and the reassessment of the Company’s valuation allowance. The SEC staff has afforded registrants a measurement period to record adjustments for the affects of the law, per Staff Accounting Bulletin No. 118 Income Tax Accounting Implications of the Tax Cuts and Jobs Act, similar to the measurement period used when accounting for business combinations. As of March 31, 2018, the Company has reviewed information relating to these tax law changes, and concluded that the procedures and methods utilized in developing assumptions, estimates and judgments for final and provisional amounts recorded in the financial statements are appropriate. The Company anticipates refinements to the amounts resulting from the issuance of future legislative and accounting guidance as well as those in the normal course of business, including true-ups resulting from the tax return to be filed later in 2018. However, Management does not anticipate any adjustments to the provisional amounts arising from further analysis of these tax law changes would be material.

Valuation Allowances

The Company established valuation allowances (“VAs”) against certain U.S. federal, U.S. state, and international deferred tax assets (“DTAs”) that are not expected to be realized in the future. The Company maintained a VA of $208.6 million against U.S. state DTAs on certain state net operating losses and $32.4 million VA against certain non-U.S. reporting entities' net DTAs as of March 31, 2018. Additionally, as of March 31, 2018, the Company maintained a $21.7 million U.S. federal and state VA on the DTA established on capital loss carryforwards generated in the prior year from an equity investment in a wholly-owned foreign subsidiary. Capital losses can be carried forward for five years to offset capital gains but requires a VA until additional capital gains are identified. The Company’s ability to recognize DTAs is evaluated on a quarterly basis to determine if there are any significant events that would affect its ability to utilize existing DTAs. If events are identified that affect its ability to utilize its DTAs, VAs may be adjusted accordingly.

CIT GROUP INC. 39

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Liabilities for Uncertain Tax Positions
The Company’s liability for uncertain tax positions ("UTPs") before interest and penalties was $13.2 million at March 31, 2018 and $13.5 million at December 31, 2017. The Company anticipates changes to its UTP liability upon the resolution of open tax matters and closure of statutes of limitations. Management estimates that the total potential liability before interest and penalties may be reduced by up to $5 million within the next twelve months. The Company’s accrued liability for interest and penalties totaled $6.5 million at March 31, 2018 and $6.3 million at December 31, 2017. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

NOTE 12 — COMMITMENTS

The accompanying table summarizes credit-related commitments and guarantees, as well as purchase and funding commitments:

Commitments (dollars in millions)

	March 31, 2018
	Due to Expire			December 31, 2017
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets (1) (2)	$2,018.1	$4,689.7	$6,707.8	$6,351.1
Letters of credit
Standby letters of credit	31.8	212.8	244.6	213.3
Other letters of credit	14.3	—	14.3	14.2
Guarantees
Deferred purchase agreements	1,870.6	—	1,870.6	2,068.1
Guarantees, acceptances and other recourse obligations	2.1	—	2.1	2.1
Purchase and Funding Commitments
Rail and other purchase commitments (1)	252.9	27.5	280.4	222.9
(1) In preparing the quarter-end financial statements as of March 31, 2018, the Company discovered and corrected an immaterial error impacting December 31, 2017 "Financing assets" and "Rail and other purchase commitments", which were understated by $113.4 million ($86.6 million for financing assets and $26.8 million for purchase commitments). The current presentation has been revised to reflect the corrected balances at December 31, 2017.
(2) The amount includes approximately $2.2 billion and $2.3 billion of undrawn financing commitments at March 31, 2018 and December 31, 2017, respectively, for instances where the customer is not in compliance with contractual obligations or does not have adequate collateral to borrow against the unused facility, and therefore CIT does not have the contractual obligation to lend. In preparing the quarter-end financial statements as of March 31, 2018, the Company discovered and corrected an immaterial error relating to the December 31, 2017 balance of certain undrawn financing commitments where the customer was not in compliance with contractual obligations which was understated by $0.7 billion. The current presentation has been revised to reflect the corrected balance at December 31, 2017.

Discontinued Operations

Financing commitments include HECM reverse mortgage loan commitments associated with Financial Freedom discontinued operations of $33 million at March 31, 2018 and $34 million at December 31, 2017. In addition, as servicer of HECM loans, the Company is required to repurchase the loan out of the GNMA HMBS securitization pools once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount or when the property forecloses to OREO. In October 2017, the Company announced the sale of the Financial Freedom business and a reverse mortgage loan portfolio in connection with the Financial Freedom Transaction. Upon investor (GNMA) consent to servicing transfer in connection with the sale, CIT shall no longer have this obligation. See Note 2 - Discontinued Operations.

Financing Commitments

Commercial

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Included in the table above are commitments that have been extended to and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $1,464.9 million at March 31, 2018 and $950.3 million at December 31, 2017. Financing commitments also include credit line agreements to Business Capital clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, was $105 million at March 31, 2018 and $190 million at December 31, 2017. As financing commitments may not be fully drawn, may expire unused, may be reduced or canceled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

At March 31, 2018, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking segment.

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

Consumer

The Company is committed to fund draws on certain reverse mortgages in conjunction with loss sharing agreements with the FDIC. The FDIC agreed to indemnify the Company for losses on the first $200 million of draws that occur subsequent to the purchase date. In addition, the FDIC agreed to fund any other draws in excess of the $200 million. As of March 31, 2018 and December 31, 2017, $132 million and $134 million, respectively, had been advanced on the reverse mortgage loans post March 2009. The Company’s exposure for additional draws on loan commitments on these purchased reverse mortgage loans was $68 million at March 31, 2018 and $66 million at December 31, 2017. The aggregate amount advanced and the remaining loan commitments on these purchased loans increase or decrease as the Company funds additional draws or outstanding draws are repaid. See Note 5 — Indemnification Assets of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion on the loss sharing agreements with the FDIC.

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

Deferred Purchase Agreements

A Deferred Purchase Agreement (“DPA”) is provided in conjunction with factoring, whereby CIT provides a client with credit protection for trade receivables without purchasing the receivables. The trade receivable terms are generally 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, then CIT purchases the receivable from the client. The outstanding amount in the table above is the maximum potential exposure that CIT would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring CIT to purchase all such receivables from the DPA clients.

The table above includes $1,774 million and $1,979 million of DPA credit protection at March 31, 2018 and December 31, 2017, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $96 million and $89 million available under DPA credit line agreements, net of the amount of DPA credit protection provided at March 31, 2018 and December 31, 2017, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance loans, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $5.4 million and $5.3 million at March 31, 2018 and December 31, 2017, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate primarily to purchases of rail equipment.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers. At March 31, 2018, approximately 2,120 railcars remain to be purchased from manufacturers with deliveries through 2019. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

Other purchase commitments primarily relate to Equipment Finance.

Other Commitments

The Company has commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments were $80 million at March 31, 2018 and $67 million at December 31, 2017. These commitments are payable on demand and are recorded in Other liabilities.

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
For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $55 million in excess of established reserves and insurance related to those matters, if any. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2018. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.
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

Notices of infraction were issued to Banco CIT relating to the payment of ICMS taxes charged by Brazilian states in connection with the importation of equipment. The state of São Paulo claims that Banco CIT should have paid it ICMS taxes for tax years 2006 - 2009 because Banco CIT, the purchaser, was located in São Paulo. Instead, the ICMS taxes were paid to the state of Espirito Santo where the imported equipment arrived. A regulation issued by São Paulo in December 2013 reaffirms a 2009 agreement by São Paulo to conditionally recognize ICMS tax payments made to Espirito Santo. An assessment related to taxes paid to Espirito Santo was upheld in a ruling issued by the administrative court in May 2014. That ruling has been appealed. Another assessment related to taxes paid to Espirito Santo remains pending. Petitions seeking São Paulo’s recognition of the taxes paid to Espirito Santo were also filed in a general amnesty program. In the first quarter of 2018, CIT was advised that the larger of the two amnesty petitions had been granted and dismissal of that matter would be considered by the court in the second quarter. The second amnesty petition remains pending.

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

40 Item 1.  Consolidated Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14 — BUSINESS SEGMENT INFORMATION

Segment Profit and Assets

The following table presents segment data related to continuing operations. Refer to Note 25 — Business Segment Information in our Annual Report on Form 10-K for the year ended December 31, 2017 for further detailed information.

Segment Pre-tax Income (Loss) (dollars in millions)

	Commercial Banking	Consumer Banking	Non-Strategic Portfolios	Corporate and Other	Total CIT
Quarter Ended March 31, 2018
Interest income	$314.9	$85.2	$2.4	$48.7	$451.2
Interest expense (benefit)	156.3	(24.3)	1.7	46.8	180.5
Provision for credit losses	67.2	1.6	—	—	68.8
Rental income on operating leases	253.6	—	—	—	253.6
Other non-interest income	78.0	11.5	1.2	14.0	104.7
Depreciation on operating lease equipment	76.4	—	—	—	76.4
Maintenance and other operating lease expenses	57.4	—	—	—	57.4
Operating expenses / loss on debt extinguishment and deposit redemption	183.1	96.0	2.2	0.1	281.4
Income (loss) from continuing operations before provision (benefit) for income taxes	$106.1	$23.4	$(0.3)	$15.8	$145.0
Select Period End Balances
Loans	$23,345.9	$6,107.7	$—	$—	$29,453.6
Credit balances of factoring clients	1,549.0	—	—	—	1,549.0
Assets held for sale	1,376.3	864.0	58.5	—	2,298.8
Operating lease equipment, net	6,774.9	—	—	—	6,774.9
Quarter Ended March 31, 2017
Interest income	$307.5	$100.0	$7.0	$41.2	$455.7
Interest expense (benefit)	119.8	(6.5)	5.0	44.8	163.1
Provision for credit losses	49.2	0.5	—	—	49.7
Rental income on operating leases	251.3	—	—	—	251.3
Other non-interest income	72.3	7.9	(2.9)	1.8	79.1
Depreciation on operating lease equipment	73.5	—	—	—	73.5
Maintenance and other operating lease expenses	53.8	—	—	—	53.8
Operating expenses / loss on debt extinguishment	178.7	95.6	2.0	35.3	311.6
Income (loss) from continuing operations before provision (benefit) for income taxes	$156.1	$18.3	$(2.9)	$(37.1)	$134.4
Select Period End Balances
Loans	$22,878.6	$6,812.8	$—	$—	$29,691.4
Credit balances of factoring clients	1,547.1	—	—	—	1,547.1
Assets held for sale	336.4	64.1	162.1	—	562.6
Operating lease equipment, net	7,516.2	—	—	—	7,516.2

NOTE 15 — SUBSEQUENT EVENTS

Debt Redemption

In April 2018, CIT repaid $500 million of the $1.0 billion outstanding 3.875% senior unsecured notes due February 2019 and all of the outstanding $383 million of 5.500% senior unsecured notes due February 2019. The debt was repaid at a premium of $16 million.

Cash Tender Offer for CIT Common Stock

On April 26, 2018, CIT commenced a modified "Dutch auction" cash tender offer to purchase up to $500 million of its common stock, par value $0.01 per share. The offer will expire on May 23, 2018, unless extended or earlier terminated by CIT. Under the terms of the tender offer, CIT stockholders have the opportunity to tender some or all of their shares at a price within a range of $50.00 to $56.00 per share. The tender offer will be subject to certain conditions described in the offer to purchase. This return of capital to stockholders is being made pursuant to CIT's 2017 Amended Capital Plan.

CIT GROUP INC. 41

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk

BACKGROUND

CIT Group Inc., together with its subsidiaries (collectively "we", "our", "CIT" or the "Company"), is a bank holding company ("BHC") and a financial holding company ("FHC"). Formed in 1908, CIT provides financing, leasing and advisory services principally to middle-market companies in a wide variety of industries primarily in North America. We also provide a full range of banking and related services to commercial and individual customers through our banking subsidiary, CIT Bank, N.A. ("CIT Bank"), which includes 70 branches located in Southern California, and its online bank, bankoncit.com.

CIT is regulated by the Board of Governors of the Federal Reserve System ("FRB") and the Federal Reserve Bank of New York ("FRBNY") under the U.S. Bank Holding Company Act of 1956, as amended. CIT Bank is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury ("OCC").

Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk ("MD&A") contain financial terms that are relevant to our business, and a Glossary of key terms is included at the end of Item 1. Business Overview in our Annual Report on Form 10-K for the year ended December 31, 2017.

Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of the Company. See "Non-GAAP Financial Measurements" for a reconciliation of these financial measures to comparable financial measures based on U.S. GAAP.

Throughout this MD&A we reference "Notes" to our financial statements. These Notes are included in Item 1. Consolidated Financial Statements.
SUMMARY OF 2018 FINANCIAL RESULTS
The following table summarizes the Company’s results in accordance with GAAP as included in the Consolidated Statements of Income, for the quarters ended March 31, 2018 and 2017, and for the quarter ended December 31, 2017. In addition, we provide results that are not in accordance with GAAP, and are reconciled to GAAP in the "Non-GAAP Financial Measurements" section at the end of this MD&A. Further detail on the 2017 noteworthy items is presented in tabular format further in this section, and prior year noteworthy items are reconciled in the "Non-GAAP Financial Measurements" section.

Results of Operations (dollars in millions)

	Quarters Ended
GAAP Results	March 31, 2018	December 31, 2017	March 31, 2017
Income (loss) from continuing operations available to common shareholders	$103.7	$(92.6)	$78.2
Income (loss) from discontinued operations, net of taxes	(6.7)	(5.2)	101.7
Net income (loss) available to common shareholders	$97.0	$(97.8)	$179.9
Diluted income per common share
Income (loss) from continuing operations available to common shareholders	$0.79	$(0.70)	$0.38
Income (loss) from discontinued operations, net of taxes	(0.05)	(0.04)	0.50
Diluted income (loss) per common share available to common shareholders	$0.74	$(0.74)	$0.88
Average number of common shares — diluted (thousands)	131,588	131,343	203,348

Non-GAAP Results, excluding noteworthy items
Income from continuing operations available to common shareholders	$96.9	$130.3	$109.4
(Loss) income from discontinued operations, net of taxes	(6.7)	(5.2)	53.7
Net income available to common shareholders	$90.2	$125.1	$163.1
Diluted income per common share
Income from continuing operations available to common shareholders	$0.74	$0.99	$0.54
(Loss) income from discontinued operations, net of taxes	(0.05)	(0.04)	0.26
Diluted income per common share available to common shareholders	$0.69	$0.95	$0.80
Average number of common shares — diluted (thousands)	131,588	131,343	203,348

Income from continuing operations available to common shareholders for the first quarter was up from the year-ago and prior quarters. Compared to the year-ago and prior quarters, income from continuing operations available to common shareholders excluding noteworthy items1 was down, as a decline in net finance revenue and an increase in the provision for credit losses were partially offset by lower operating expenses. The decline was partially offset by higher other non-interest income compared to the year-ago quarter. The increase in income from continuing operations excluding noteworthy items per diluted common share compared to the year-ago quarter reflects the decline in the average number of diluted common shares outstanding due to significant share repurchases over the past four quarters that more than offset the decline in income.

1. Income from continuing operations excluding noteworthy items and other non-interest income excluding noteworthy items are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

42 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

Net income available to common shareholders of $97 million was down from the year-ago quarter and up from the prior quarter, while net income available to common shareholders excluding noteworthy items2 of $90 million, or $0.69 per diluted common share, was down from both quarter comparative results. While the trends reflected the results from continuing operations, the decline from the year-ago quarter was also affected by the Commercial Air results in discontinued operations in that quarter, prior to the sale of Commercial Air on April 4, 2017.
The following table reflects the reconciliation of income from continuing operations and net income excluding noteworthy items2 for the quarter ended March 31, 2018, to our results in accordance with GAAP.

Noteworthy Adjustments to 2018 Results (dollars in millions, except per share amounts)
	Income from Continuing Operations Available to Common Shareholders		Net Income Available to Common Shareholders
GAAP Results	$103.7	$0.79	$97.0	$0.74
Suspended depreciation benefits related to the European Rail business (NACCO) held for sale	(6.8)	(0.05)	(6.8)	(0.05)
Non-GAAP Results	$96.9	$0.74	$90.2	$0.69

DISCONTINUED OPERATIONS

At March 31, 2018, discontinued operations comprised Business Air and Financial Freedom, our reverse mortgage servicing business as further described in Note 2 - Discontinued Operations.
On October 6, 2017, CIT Bank entered into a definitive agreement to sell the Financial Freedom business, which includes all the operations, mortgage servicing rights and related servicing assets and liabilities, reverse mortgage loans and related secured borrowings, along with a reverse mortgage loan portfolio and certain other real estate owned assets that are reported in continuing operations and serviced by Financial Freedom (the "Financial Freedom Transaction"). The reverse mortgage loan portfolio and other real estate owned assets that are included in the Financial Freedom Transaction totaled $861 million and $17 million at March 31, 2018, respectively.
We continue to target the second quarter of 2018 to close the sale of Financial Freedom, which is subject to certain regulatory approvals and the consent of investors related to the mortgage servicing business, along with other customary closing conditions. We previously projected a pre-tax net gain in continuing operations of $25 million to $35 million, before any incremental indemnification liabilities, associated with the reverse mortgage portfolio sold with the Financial Freedom business. Based on the current timing in obtaining the required regulatory and investor approvals, the Financial Freedom Transaction is targeted to close at the end of the second quarter instead of the previously anticipated April close. Given we now are targeting a close later in the second quarter, the projected gain may be reduced by the income recognized from the continued run off of the portfolio until the sale date.
As discussed in the next section, Net Finance Revenue, the sale of the reverse mortgage whole loans will lower our revenue and margin until the sale proceeds are redeployed. However, the sale of Financial Freedom and this mortgage portfolio is a significant step in simplifying CIT and reducing future risks.
The loss in the current quarter from discontinued operations was $7 million, compared to $5 million in the prior quarter. The year-ago quarter income, excluding noteworthy items, was $54 million, reflecting income from Commercial Air. Noteworthy items in the year-ago quarter, which netted to income of $48 million, related to the then pending Commercial Air sale, including suspended depreciation, a loss on debt repayment and the sale of the TC-CIT joint venture.

Business Air loans and leases totaled $164 million at March 31, 2018, down from $184 million at December 31, 2017 and $340 million at March 31, 2017. Financial Freedom loans totaled $254 million at March 31, 2018, compared to $273 million at December 31, 2017 and $353 million at March 31, 2017.

Further details of discontinued operations, along with condensed balance sheets and income statements are included in Note 2 — Discontinued Operations. See also Note 13 — Contingencies for discussion related to the Financial Freedom servicing business.

Unless specifically noted, the discussions and data presented throughout the following sections reflect CIT balances on a continuing operations basis.

[2] Net income excluding noteworthy items is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

CIT GROUP INC. 43

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

The consolidated financial statements include the effects of Purchase Accounting Adjustments ("PAA"), primarily related to the OneWest Transaction. Accretion and amortization of certain PAA primarily impact interest income and interest expense, and are summarized in a table later in this section.

The following table presents the average balance sheet and related rates, along with the NFR and NFM.

Average Balances and Rates(1) (dollars in millions)

	Quarters Ended
	March 31, 2018			December 31, 2017			March 31, 2017
	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)	Average Balance	Revenue / Expense	Average Rate (%)
Interest bearing cash deposits	$2,100.8	$7.0	1.33%	$2,270.2	$8.9	1.57%	$5,652.4	$12.5	0.88%
Investments and securities purchased under agreement to resell	6,345.6	43.3	2.73%	6,067.9	37.6	2.48%	4,452.4	31.1	2.79%
Loans and loans held for sale (net of credit balances of factoring clients)(2)(3)	28,753.5	415.1	5.77%	28,225.3	417.1	5.91%	28,705.3	419.9	5.85%
Total interest earning assets / interest income(2)(3)	37,199.9	465.4	5.00%	36,563.4	463.6	5.07%	38,810.1	463.5	4.78%
Operating lease equipment, net (including held for sale)(4)	7,934.6	119.8	6.04%	7,841.0	120.4	6.14%	7,500.9	124.0	6.61%
Indemnification assets	130.6	(14.2)	(43.49)%	157.7	(15.9)	(40.33)%	327.9	(7.8)	(9.52)%
Average earning assets ("AEA")(2)	45,265.1	571.0	5.05%	44,562.1	568.1	5.10%	46,638.9	579.7	4.97%
Non-interest earning assets
Cash and due from banks	246.8			403.4			783.6
Allowance for loan losses	(434.6)			(424.7)			(436.0)
All other non-interest bearing assets	2,683.0			2,793.5			2,321.3
Assets of discontinued operation	480.3			532.6			12,969.7
Total Average Assets	$48,240.6			$47,866.9			$62,277.5
Liabilities
Interest bearing deposits and borrowings
Deposits	$28,595.2	97.1	1.36%	$28,133.7	92.1	1.31%	$30,953.0	94.0	1.21%
Borrowings	9,045.4	83.4	3.69%	8,630.9	76.6	3.55%	14,815.0	69.1	1.87%
Total interest-bearing liabilities	37,640.6	180.5	1.92%	36,764.6	168.7	1.84%	45,768.0	163.1	1.43%
Non-interest bearing deposits	1,456.1			1,501.3			1,387.3
Other non-interest bearing liabilities	1,406.0			1,618.3			1,778.8
Liabilities of discontinued operation	496.9			541.9			3,223.6
Noncontrolling interests	—			—			0.3
Stockholders' equity	7,241.0			7,440.8			10,119.5
Total Average Liabilities and Shareholders' Equity	$48,240.6			$47,866.9			$62,277.5
Net revenue spread			3.13%			3.26%			3.55%
Impact of non-interest bearing sources			0.32%			0.32%			0.03%
Net finance revenue ($) / net finance margin (%)(2)		$390.5	3.45%		$399.4	3.59%		$416.6	3.57%
Adjusted NFR / NFM (excluding noteworthy items)		$381.2	3.37%		$390.6	3.51%		$416.6	3.57%

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

44 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following table presents disaggregated quarter-over-quarter changes in net interest revenue and operating lease margins as presented in the preceding table between volume (level of lending or borrowing) and rate (rates charged customers or incurred on borrowings). Volume change is calculated as change in volume times the previous rate, while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.

Average Balances and Rates(1) (dollars in millions) (continued)
	March 2018 Over December 2017 Comparison			March 2018 Over March 2017 Comparison
	Increase (Decrease) Due To Change In:			Increase (Decrease) Due To Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-bearing cash	$(0.6)	$(1.3)	$(1.9)	$(10.0)	$4.5	$(5.5)
Investments	1.8	3.9	5.7	12.9	(0.7)	12.2
Loans (including held for sale and net of credit balances of factoring clients)(2)	7.7	(9.7)	(2.0)	0.7	(5.5)	(4.8)
Operating lease equipment, net (including held for sale)(3)	1.4	(2.0)	(0.6)	6.9	(11.1)	(4.2)
Indemnification assets	2.9	(1.2)	1.7	7.1	(13.5)	(6.4)
Total earning assets	$13.2	$(10.3)	$2.9	$17.6	$(26.3)	$(8.7)
Interest-bearing deposits	$1.5	$3.5	$5.0	$(7.5)	$10.6	$3.1
Borrowings(4)	3.7	3.1	6.8	(34.4)	48.7	14.3
Total interest-bearing liabilities	$5.2	$6.6	$11.8	$(41.9)	$59.3	$17.4
(1)...(4) See footnotes to prior table.
NFR was $391 million compared to $399 million in the prior quarter. NFR in the current and prior quarters included a $9 million benefit from the suspension of depreciation expense related to NACCO because its assets are included in assets held for sale. Excluding noteworthy items, NFR was $381 million, compared to $391 million in the prior quarter, as lower PAA and higher deposit and borrowing costs were partially offset by higher interest income on loans and investments. Higher borrowing costs were driven by the unsecured debt issuance and higher deposit rates paid, as discussed further below. NFR in the current quarter included $2 million related to the timing mismatch between the unsecured debt issuance in March 2018 and the portion of the proceeds used to redeem debt in April 2018. Revenues generated on our interest-bearing cash and investments are indicative of the interest rate environment. The average balance and revenues have increased in investments, reflecting our strategy to grow that portfolio. The returns may fluctuate depending on the composition of the investments, interest rates and credit spreads. Interest expense was up in the current quarter, reflecting higher balances.

NFM4 excluding noteworthy items was 3.37%, a 14 bps decrease from 3.51% in the prior quarter. The decrease in net finance margin reflects the aforementioned drivers of the decline in NFR and asset mix.

Compared to the year-ago quarter, NFR excluding noteworthy items decreased $35 million or 8%, and NFM decreased 20 bps. The decrease in NFR primarily reflected lower purchase accounting accretion, lower gross yields in Rail and higher deposit and borrowing costs, partially offset by higher earnings on investment securities and on loans in the Commercial Banking segment. The decrease in NFM reflected the aforementioned drivers of the decrease in NFR, partially offset by asset mix.

Given the anticipated impact of the pending sale of the reverse mortgage portfolio, continued run-off of the remaining PAA, and lower rail lease renewal rates, we expect net finance margin to remain under pressure, although it is anticipated that these factors will be partially offset by an increase in income on investment securities and benefits from asset sensitivity in a rising rate environment.

AEA increased 2% from the prior quarter, reflecting an increase in average loans in the Commercial Finance division of Commercial Banking, along with an increase in our consumer lending businesses in Other Consumer Banking. These were partially offset by run-off of LCM in Consumer Banking. The decline from the year-ago quarter reflected the lower cash balance in Corporate.

The composition of our average funding mix was unchanged from the prior quarter as follows:

Average Funding Mix
	Quarters Ended
	March 31, 2018	December 31, 2017	March 31, 2017
Deposits	77%	77%	69%
Unsecured	10%	10%	22%
Secured Borrowings:
Structured financings	4%	4%	4%
FHLB Advances	9%	9%	5%

These proportions will fluctuate in the future depending upon our funding activities. The change from the year-ago quarter reflects the reduction of the unsecured debt, including redemptions totaling $6.9 billion during 2017.

[4] Net finance revenue, net finance margin, net operating lease revenue and average earnings assets, and respective amounts excluding noteworthy items are non-GAAP measures. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information.

CIT GROUP INC. 45

The following table details further the rates of interest bearing liabilities.

Interest-Bearing Deposits and Borrowings — Average Balances and Rates for the Quarters Ended (dollars in millions)

	March 31, 2018			December 31, 2017			March 31, 2017
	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %
Interest-bearing Deposits
Time deposits	$14,140.2	$59.8	1.69%	$14,449.8	$61.2	1.69%	$16,454.2	$64.3	1.56%
Interest-bearing checking	2,658.7	4.1	0.62%	2,637.8	3.7	0.56%	3,197.0	4.4	0.55%
Savings	6,512.1	21.1	1.30%	6,003.6	16.8	1.12%	4,499.7	10.7	0.95%
Money markets / sweeps	5,284.2	12.1	0.92%	5,042.5	10.4	0.82%	6,802.1	14.6	0.86%
Total interest-bearing deposits	28,595.2	97.1	1.36%	28,133.7	92.1	1.31%	30,953.0	94.0	1.21%
Borrowings
Unsecured notes(1)	4,092.3	51.0	4.98%	3,745.9	46.7	4.99%	10,599.8	136.8	5.16%
Secured borrowings	1,756.5	16.4	3.73%	1,881.3	16.3	3.47%	2,948.9	27.0	3.66%
FHLB advances	3,454.1	15.0	1.74%	3,283.0	11.9	1.45%	2,410.7	6.4	1.06%
Other credit facilities(2)	—	4.1	—%	—	5.0	—%	—	(2.7)	—%
Total borrowings	9,302.9	86.5	3.72%	8,910.2	79.9	3.59%	15,959.4	167.5	4.20%
Allocated to discontinued operations	(257.5)	(3.1)		(279.1)	(3.3)		(1,144.4)	(98.4)
Total borrowings	9,045.4	83.4	3.69%	8,631.1	76.6	3.55%	14,815.0	69.1	1.87%
Total interest-bearing liabilities	$37,640.6	$180.5	1.92%	$36,764.8	$168.7	1.84%	$45,768.0	$163.1	1.43%

(1)	The March 31, 2018 quarter includes amounts applicable to $1.0 billion of senior unsecured debt and $400 million of unsecured subordinated debt issued during the quarter.

(2)
Balance includes interest expense related to facility fees and amortization of deferred costs on unused portions of credit facilities, including the Revolving Credit Facility and total return swaps. Amount for the quarter ended March 31, 2017, was reduced by capitalized interest on aircraft pre-delivery deposits and included in the amount allocated to discontinued operations.

We remain focused on improving the mix of deposits. The change in mix of our deposits reflects our strategy to increase the percentage of non-maturity deposits relative to total deposits. As a result of our strategy, the table above reflects increased savings deposits compared to both the year-ago and prior quarters. Compared to the year-ago quarter, we decreased money market and time deposit accounts in the higher cost commercial channel. In addition, we significantly lessened sweep accounts, and time deposits in the brokered channel. The deposit cost increases from the year-ago and prior quarters also reflected the impact from the Federal Reserve increases in the short-term interest rate. The Federal Reserve raised rates by 0.25% in March, June and December 2017 and again in March 2018. See Funding and Liquidity section for a table that reflects deposits by channel. Borrowing costs increased compared to the prior quarter as we issued $1 billion of senior unsecured notes at a weighted average coupon rate of 4.69%. In addition, we issued $400 million of unsecured subordinated debt at 6.125% in conjunction with our capital plan that will allow us to return up to $800 million of capital. Most of the proceeds of the senior unsecured borrowings were used to repay $883 million of unsecured notes in April.

The following table reflects our total deposit base, interest bearing and non-interest-bearing deposits, and related rate:

Total Deposits — Average Balances and Rates for the Quarters Ended (dollars in millions)

	March 31, 2018			December 31, 2017			March 31, 2017
	Average Balance	Interest Expense	Average Rate (%)	Average Balance	Interest Expense	Average Rate (%)	Average Balance	Interest Expense	Average
Interest-bearing deposits	$28,595.2	$97.1	1.36%	$28,133.7	$92.1	1.31%	$30,953.0	$94.0	1.21%
Non-interest-bearing deposits	1,456.1	—	—	1,501.3	—	—	1,387.3	—	—
Total deposits	$30,051.3	$97.1	1.29%	$29,635.0	$92.1	1.24%	$32,340.3	$94.0	1.16%

Deposits and borrowings are also discussed in Funding and Liquidity.

46 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following table depicts selected earning asset yields and margin-related data for our segments and divisions within the segments.

Segment Average Yield and Other Data (dollars in millions)

	Quarters Ended				Quarters Ended
	March 31, 2018	December 31, 2017	March 31, 2017		March 31, 2018	December 31, 2017	March 31, 2017
Commercial Banking				Consumer Banking
AEA	$30,021.7	$29,507.3	$29,304.7	AEA	$7,009.4	$6,885.6	$7,291.8
NFR	278.4	296.1	311.7	NFR	109.5	104.0	106.5
Gross yield	7.57%	7.69%	7.63%	Gross yield	4.86%	4.90%	5.49%
NFM	3.71%	4.01%	4.25%	NFM	6.25%	6.04%	5.84%
AEA				AEA
Commercial Finance	$10,132.5	$9,748.6	$10,216.9	Other Consumer Banking	$2,747.0	$2,452.7	$2,165.9
Rail	7,695.1	7,583.2	7,320.0	LCM	4,262.4	4,432.9	5,125.9
Real Estate Finance	5,616.2	5,615.0	5,565.4	Gross yield
Business Capital	6,577.9	6,560.5	6,202.4	Other Consumer Banking	3.53%	3.52%	3.46%
Gross yield				LCM	5.73%	5.66%	6.34%
Commercial Finance	5.30%	5.61%	5.16%	NFR
Rail	11.02%	11.25%	11.98%	Other Consumer Banking	$70.6	$62.4	$46.6
Real Estate Finance	5.36%	5.18%	4.90%	LCM	38.9	41.6	59.9
Business Capital	8.94%	8.79%	9.01%	NFM
NFR				Other Consumer Banking	10.28%	10.18%	8.61%
Commercial Finance	$86.1	$96.1	$97.8	LCM	3.65%	3.75%	4.67%
Rail	70.0	78.5	81.8
Real Estate Finance	46.7	48.2	48.2	Non-Strategic Portfolios
Business Capital	75.6	73.3	83.9	AEA	$148.6	$188.0	$367.5
NFM				NFR	0.7	2.9	2.0
Commercial Finance	3.40%	3.94%	3.83%	Gross yield	6.46%	10.85%	7.62%
Rail	3.64%	4.14%	4.47%	NFM	1.88%	6.17%	2.18%
Real Estate Finance	3.33%	3.43%	3.46%
Business Capital	4.60%	4.47%	5.41%

Gross yields (interest income plus rental income on operating leases as a % of AEA) in Commercial Banking were down from the year-ago and prior quarters. The Commercial Finance increase in gross yields from the year-ago quarter was primarily driven by the benefit of higher short-term interest rates, partially offset by a decline in PAA, which, in addition to lower prepayment benefits, also drove the division’s decrease from the prior quarter. Gross yields in Rail were lower from the year-ago and prior quarters, as lease rates continued to re-price lower on average across the North American portfolio. The Real Estate Finance gross yield improved from the year-ago and prior quarters, driven by the benefit of higher short term interest rates that more than offset lower purchase accounting accretion. Gross yields in Business Capital were down slightly from the year-ago quarter, and up from the prior quarter due to asset mix and the interest rate increase.

Consumer Banking gross yields were down from the year-ago quarter, as the decline in LCM offset a modest increase in Other Consumer Banking. The decline in gross yields in LCM was driven by lower purchase accounting accretion on mortgage loans in LCM, some of which was due to ceasing PAA accretion related to the reverse mortgages that were transferred to assets held for sale (" AHFS") at the end of the third quarter of 2017. The decline also reflects higher amounts of negative interest income associated with amortizing the indemnification asset. The negative interest income on the indemnification asset totaled $14 million this quarter, $16 million last quarter and $8 million in the year ago quarter. The negative amounts reduce interest income and are due to lower expected reimbursable losses under the loss share agreement, reflecting better than expected credit performance of the covered loans. While we expect the yield to remain negative, the level can increase or decrease as the indemnification assets amortizes over the remaining contract period, which expires in March 2019. NFM in Consumer Banking is higher than gross yields as this segment receives credit from the other segments for the value of the deposits generated.

As of March 31, 2018, the remaining accretable PAA was $700 million, of which $86 million related to Commercial Banking and $614 million related to Consumer Banking. This compares to $733 million of remaining accretable PAA as of December 31, 2017, of which $97 million related to Commercial Banking and $636 million related to Consumer Banking. We are forecasting 40-50% of the remaining accretable PAA in Commercial Banking to be realized in the next four quarters. The remaining accretable PAA in Consumer Banking is expected to run off at a rate consistent with the run-off of the underlying mortgages, which has averaged 10-15% annually. However, amounts may vary quarter to quarter from fluctuations in prepayments, which results in a loan's remaining PAA to be accelerated into interest income. (See footnote 1 to the following table).

CIT GROUP INC. 47

The following table displays PAA by segment and division for both interest income and interest expense.

Purchase Accounting Accretion (PAA) (dollars in millions)

	Quarters Ended
	March 31, 2018			December 31, 2017			March 31, 2017
	PAA Accretion Recognized in:			PAA Accretion Recognized in:			PAA Accretion Recognized in:
	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR
Commercial Banking
Commercial Finance	$4.0	$0.1	$4.1	$7.8	$0.2	$8.0	$12.2	$0.3	$12.5
Real Estate Finance	6.6	—	6.6	7.9	—	7.9	11.9	—	11.9
Total Commercial Banking	10.6	0.1	10.7	15.7	0.2	15.9	24.1	0.3	24.4
Consumer Banking
Other Consumer Banking	0.1	0.8	0.9	0.1	0.9	1.0	(0.4)	1.2	0.8
Legacy Consumer Mortgages(3)	21.0	—	21.0	23.0	—	23.0	30.7	—	30.7
Total Consumer Banking	21.1	0.8	21.9	23.1	0.9	24.0	30.3	1.2	31.5
Corporate and Other	—	—	—	—	—	—	—	0.2	0.2
Total CIT	$31.7	$0.9	$32.6	$38.8	$1.1	$39.9	$54.4	$1.7	$56.1

(1)	Included in the above are accelerated recognition of approximately $7.1 million, $12.1 million and $14.2 million for the quarters ended March 31, 2018 and 2017 and December 31, 2017, respectively.

(2)	Debt and deposits acquired in the OneWest Bank acquisition were recorded at a net premium, therefore the purchase accounting accretion of that adjustment decreases interest expense.

(3)	The decline from the year-ago quarter reflects the transfer of the reverse mortgage portfolio to AHFS at the end of the third quarter of 2017.
The following table sets forth the details on net operating lease revenues.

Net Operating Lease Data (dollars in millions)

	Quarters Ended
	March 31, 2018		December 31, 2017		March 31, 2017
Rental income on operating leases	$253.6	12.78%	$252.6	12.89%	$251.3	13.40%
Depreciation on operating lease equipment	76.4	3.85%	74.3	3.79%	73.5	3.92%
Maintenance and other operating lease expenses	57.4	2.89%	57.9	2.95%	53.8	2.87%
Net operating lease revenue and %	$119.8	6.04%	$120.4	6.14%	$124.0	6.61%
Average operating lease equipment, including amounts held for sale	$7,934.6		$7,841.0		$7,500.9

Net operating lease revenue, which is a component of NFR, is driven principally by the performance of the Rail portfolio within the Commercial Banking segment. Net operating lease revenue was flat with the prior quarter and down from the year-ago quarter, reflecting continued downward pressures on renewal rates in Rail, partially offset by increased utilization. Net operating lease revenue benefited in the current and prior quarters (none in the year-ago quarter) from suspended depreciation of about $9 million in each period, related to the pending sale of our European Rail business, NACCO. Increasing the depreciation in the current and prior quarters for the amount suspended would have decreased the respective net operating lease revenue in each period, and the rates to 5.57% for the current quarter and 5.69% for the prior quarter, respectively. Suspended depreciation is discussed further below.

North America railcar utilization, including commitments to lease, improved to nearly 97% from 96% at December 31, 2017, primarily driven by improvements in tank, mill gondola and box car utilization. Rail lease rates in the current quarter continued to price down compared to the rates on expiring leases, reflecting excess capacity in the market. We continue to expect downward pressure, and anticipate re-pricing to be down 20%-30% on average through the rest of 2018 and into 2019, reflecting continued pressure from tank car lease rates, which are coming due for renewal at a faster pace.

Depreciation is recognized on railcars and other operating lease equipment. Depreciation was up from the year-ago and prior quarters driven primarily by asset growth in the non-rail portfolio, which is depreciated over a shorter timespan. Once a long-lived asset is classified as assets held for sale, depreciation expense is no longer recognized, and the asset is evaluated for impairment with any such charge recorded in other income, of which none was recorded in the quarter on these assets. Consequently, net operating lease revenue includes rental income on operating lease equipment classified as assets held for sale, but there is no related depreciation expense. Suspended depreciation on operating lease equipment in assets held for sale totaled $9 million for the current and prior quarters, with none in the year-ago quarter. The 2018 second quarter is expected to have suspended depreciation at a similar level. See “Expenses — Depreciation on operating lease equipment” for additional information.

Maintenance and other operating lease expenses relates to the Rail portfolio. The increase from the year-ago quarter reflected increased maintenance, freight and storage costs in Rail due to growth in the portfolio.

48 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

CREDIT METRICS

The following provides information on certain credit metrics, including non-accrual loan and net charge-off levels, as well as the provision for credit losses and allowance for loan losses, that management uses to track the credit quality of the portfolio.

Non-accrual loans totaled $237 million (0.80% of loans), compared to $221 million (0.76%) at December 31, 2017, and $259 million (0.87%) at March 31, 2017.

The provision for credit losses reflects loss adjustments related to loans recorded at amortized cost, off-balance sheet commitments and related reimbursements under indemnification agreements. The provision for credit losses was $69 million, up from the prior quarter provision of $30 million and from the prior year quarter provision of $50 million, primarily reflecting a $22 million charge-off of a single commercial exposure and a higher level of reserves within the Commercial Finance division of Commercial Banking.

Net charge-offs were $50 million (0.68% of average loans) in the current quarter, up from $18 million (0.26%) in the prior quarter and from $28 million (0.37%) in the year-ago quarter. The increase was driven by the $22 million charge-off noted above. Excluding that charge-off, net charge-offs in the current quarter were $28 million (0.39% of average loans).

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses (dollars in millions)

	Quarters Ended
	March 31, 2018	December 31, 2017	March 31, 2017
Allowance — beginning of period	$431.1	$419.5	$432.6
Provision for credit losses(1)	68.8	30.4	49.7
Other(1)	(2.4)	(0.5)	(6.2)
Net additions	66.4	29.9	43.5
Gross charge-offs	(55.1)	(23.3)	(33.0)
Recoveries	5.2	5.0	5.5
Net Charge-offs	(49.9)	(18.3)	(27.5)
Allowance — end of period	$447.6	$431.1	$448.6
Provision for credit losses
Specific reserves on impaired loans	$(0.7)	$(9.6)	$9.6
Non-specific reserves	69.5	40.0	40.1
Total	$68.8	$30.4	$49.7
Allowance for loan losses
Specific reserves on impaired loans	$25.3	$26.0	$39.5
Non-specific reserves	422.3	405.1	409.1
Total	$447.6	$431.1	$448.6
Ratio
Allowance for loan losses as a percentage of total loans	1.52%	1.48%	1.51%
Allowance for loan losses as a percent of loans/Commercial	1.79%	1.74%	1.85%

(1)
The provision for credit losses includes amounts related to reserves on unfunded loan commitments and letters of credit, and for deferred purchase agreements, which are reflected in other liabilities. The items included in other liabilities totaled $47 million, $45 million and $50 million at March 31, 2018, December 31, 2017 and March 31, 2017, respectively. “Other” also includes allowance for loan losses associated with loan sales and foreign currency translations.

The allowance for loan losses was $448 million (1.52% of loans, 1.70% excluding loans subject to loss sharing agreements with the FDIC) at March 31, 2018, compared to $431 million (1.48% of loans, 1.67% excluding loans subject to loss sharing agreements with the FDIC) at December 31, 2017 and $449 million (1.51% of loans, 1.76% excluding loans subject to loss sharing agreements with the FDIC) at March 31, 2017. The increase in the allowance for loan losses from the prior quarter reflected a higher level of reserves, primarily within the Commercial Finance division of Commercial Banking. The decrease in the Commercial Banking allowance ratio from the year-ago quarter reflects the charge-off of previously established specific reserves on impaired loans, partially offset by the increase in the allowance for loan losses for reserve build.

See Note 3 — Loans for details regarding the unpaid principal balance, carrying value and allowance for loan losses related to PCI loans.

CIT GROUP INC. 49

Loan Net Carrying Value (dollars in millions)
	Loans	Allowance for Loan Losses	Net Carrying Value
March 31, 2018
Commercial Banking	$23,345.9	$(417.2)	$22,928.7
Consumer Banking	6,107.7	(30.4)	6,077.3
Total	$29,453.6	$(447.6)	$29,006.0
December 31, 2017
Commercial Banking	$23,159.3	$(402.2)	$22,757.1
Consumer Banking	5,954.6	(28.9)	5,925.7
Total	$29,113.9	$(431.1)	$28,682.8
The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Net Charge-offs (dollars in millions)

	Quarters Ended
	March 31, 2018		December 31, 2017		March 31, 2017
Gross Charge-offs
Commercial Finance	$40.0	1.61%	$8.2	0.34%	$10.6	0.43%
Real Estate Finance	—	—%	0.2	0.02%	3.9	0.28%
Business Capital	14.6	0.77%	14.4	0.76%	17.9	0.99%
Commercial Banking	54.6	0.94%	22.8	0.40%	32.4	0.57%
Legacy Consumer Mortgages	0.5	0.06%	0.5	0.06%	0.6	0.03%
Consumer Banking	0.5	0.03%	0.5	0.03%	0.6	0.03%
Total	$55.1	0.75%	$23.3	0.32%	$33.0	0.45%
Recoveries
Commercial Finance	$0.1	—%	$0.3	0.01%	$0.1	—%
Business Capital	4.7	0.25%	4.5	0.24%	4.9	0.27%
Commercial Banking	4.8	0.08%	4.8	0.08%	5.0	0.09%
Legacy Consumer Mortgages	0.4	0.04%	0.2	0.03%	0.5	0.02%
Consumer Banking	0.4	0.02%	0.2	0.01%	0.5	0.02%
Total	$5.2	0.07%	$5.0	0.06%	$5.5	0.08%
Net Charge-offs
Commercial Finance	$39.9	1.61%	$7.9	0.33%	$10.5	0.43%
Real Estate Finance	—	—%	0.2	0.02%	3.9	0.28%
Business Capital	9.9	0.52%	9.9	0.52%	13.0	0.72%
Commercial Banking	49.8	0.86%	18.0	0.32%	27.4	0.48%
Legacy Consumer Mortgages	0.1	0.02%	0.3	0.03%	0.1	0.01%
Consumer Banking	0.1	0.01%	0.3	0.02%	0.1	0.01%
Total	$49.9	0.68%	$18.3	0.26%	$27.5	0.37%
The increases in net charge-offs compared to the year-ago and prior quarters resulted primarily from a charge-off on a single account of $22 million, most of which was in Commercial Finance.

The tables below present information on non-accruing loans, which includes loans in AHFS for each period, and when added to OREO and other repossessed assets, sums to non-performing assets. PCI loans are excluded from these tables as they are written down at acquisition to their fair value using an estimate of cashflows deemed to be collectible. Accordingly, such loans are no longer classified as past due or non-accrual even though they may be contractually past due, because we expect to fully collect the new carrying values of these loans.

50 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

Non-accrual Loans (dollars in millions)(1)

	March 31, 2018	December 31, 2017
Non-accrual loans
U.S.	$212.8	$211.1
Foreign	23.7	9.8
Non-accrual loans	$236.5	$220.9
Troubled Debt Restructurings(2)
U.S.	$94.4	$103.5
Restructured loans	$94.4	$103.5
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$27.0	$31.9

(1)	Factored receivables within our Business Capital division do not accrue interest and therefore are not considered within non-accrual loan balances but are considered for credit provisioning purposes.

(2)	Excludes TDR loans in a trial modification period of $7.9 million and $12.5 million at March 31, 2018 and December 31, 2017, respectively. Refer to Note 3 — Loans for further details.

Non-accrual Loans (dollars in millions)
	March 31, 2018		December 31, 2017
Commercial Finance	$153.2	1.54%	$134.8	1.36%
Real Estate Finance	—	—%	2.8	0.05%
Business Capital	45.6	0.59%	53.2	0.70%
Commercial Banking	198.8	0.85%	190.8	0.82%
Legacy Consumer Mortgages	25.2	0.79%	19.9	0.60%
Other Consumer Banking	0.3	0.01%	0.4	0.02%
Consumer Banking	25.5	0.42%	20.3	0.34%
Non-Strategic Portfolios	12.2	NM	9.8	NM
Total	$236.5	0.80%	$220.9	0.76%
NM — Not meaningful; Non-accrual loans include loans held for sale. All of NSP non-accrual loans reflected loans held for sale; since there was no portfolio loans, no % is displayed.

Non-accrual loans were up from December 31, 2017, primarily due to an increase in Commercial Finance partially offset by decreases in Real Estate Finance and Business Capital.

Approximately 48% of our non-accrual accounts were paying currently compared to 52% at December 31, 2017. Our impaired loan carrying value (including PAA discount and charge-offs) to estimated outstanding unpaid principal balances approximated 67% compared to 76% at December 31, 2017. For this purpose, impaired loans comprise principally non-accrual loans over $500,000 and troubled debt restructurings (“TDRs”).

Total delinquency (30 days or more) was 1.8% of loans at March 31, 2018 and 1.3% of loans at December 31, 2017.

Forgone Interest (dollars in millions)

	Quarters Ended March 31,
	2018			2017
	U.S.	Foreign	Total	U.S.	Foreign	Total
Interest revenue that would have been earned at original terms	$8.0	$1.3	$9.3	$5.9	$0.6	$6.5
Less: Interest recorded	(0.8)	—	(0.8)	(0.5)	(0.1)	(0.6)
Foregone interest revenue	$7.2	$1.3	$8.5	$5.4	$0.5	$5.9

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

CIT GROUP INC. 51

The tables that follow reflect loan carrying values of accounts that have been modified, excluding PCI loans.

TDRs and Modifications (dollars in millions)

	March 31, 2018		December 31, 2017
		% Compliant		% Compliant
Troubled Debt Restructurings(1)
Deferral of principal and/or interest	$25.5	81%	$31.8	95%
Covenant relief and other	68.9	78%	71.7	70%
Total TDRs	$94.4	79%	$103.5	78%
Percent non-accrual	61%		63%
Modifications(2)
Extended maturity	$30.0	100%	$35.7	100%
Covenant relief	223.0	95%	260.2	100%
Interest rate increase	154.3	100%	102.8	100%
Other	332.2	98%	229.5	90%
Total Modifications	$739.5		$628.2
Percent non-accrual	10%		8%

(1)	Excludes TDR loans in a trial modification period of $7.9 million and $12.5 million at March 31, 2018 and December 31, 2017, respectively. See Note 3 — Loans for further details.

(2)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

PCI loans, TDRs and other credit quality information is included in Note 3 — Loans in Item 1. Consolidated Financial Statements.

NON-INTEREST INCOME

As presented in the following table, Non-interest Income includes Rental Income on Operating Leases and Other Non-Interest Income. The following discussion is on a consolidated basis; non-interest income is also discussed in each of the individual segments in Results By Business Segment. Certain line-items in the table have changed from previous disclosures, all prior periods are conformed.

Non-interest Income (dollars in millions)
	Quarters Ended
	March 31, 2018	December 31, 2017	March 31, 2017
Rental income on operating leases	$253.6	$252.6	$251.3
Other non-interest income:
Fee revenues	27.2	30.3	28.9
Factoring commissions	25.6	26.7	26.1
Gains on leasing equipment, net of impairments	13.5	7.9	6.9
BOLI Income	6.5	5.8	—
Gains on investment securities, net of impairments	5.4	12.4	4.1
Other revenues	26.5	54.1	13.1
Total other non-interest income	104.7	137.2	79.1
Total other non-interest income, excluding noteworthy items(1)	$104.7	$107.8	$87.2
Total non-interest income	$358.3	$389.8	$330.4

(1) Total non-interest income, excluding noteworthy items are non-GAAP balances, see reconciliations to GAAP balance in Non-GAAP Financial Measurements.

Rental income on operating leases from equipment we lease is generated in the Rail and Business Capital divisions in the Commercial Banking segment and recognized principally on a straight line basis over the lease term. Rental income is discussed in “Net Finance Revenues” and “Results by Business Segment”. See also our Annual Report on Form 10-K for the year ended December 31, 2017, Note 6 — Operating Lease Equipment in Item 8. Financial Statements and Supplementary Data for information on operating leases.

Other income changes reflect the following:

Fee revenues include items generated by our business activities such as fees on lines and letters of credit, capital markets-related fees, agent and advisory fees and servicing fees. Fee revenues were down from the prior quarter, primarily due to a decrease in capital markets fees. Fee revenues are mainly driven by our Commercial Banking segment.

Factoring commissions were down from the prior quarter, reflecting the seasonal decrease in volume and were down compared to the year-ago quarter, despite an increase in factoring volumes, as a change in portfolio mix put downward pressure on pricing. Factoring volume was down 4% from the prior quarter due to seasonality and up 9% from the year-ago quarter, driven by an increase in the technology industry. Factoring volume was $7.4 billion for the current quarter, $6.8 billion in the year-ago quarter, and $7.7 billion last quarter.

52 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

Gains on leasing equipment, net of impairments were driven by sales of rail equipment and other types of equipment in Business Capital. Gains as a percentage of equipment sold will vary based on the type and age of equipment sold. See table entitled Equipment Sales in the Loans and Leases section that displays amounts sold by segment.

Gains on investments, net of impairments mostly reflected gains on sales of mortgage-backed securities, changes in value of mortgage-backed securities carried at fair value, and to a lesser extent, sales of equity investments that were received as part of a lending transaction, or in some cases, a workout situation. During 2017, essentially all of the MBSs carried at fair value were sold or matured, resulting in lower gains in the current quarter compared to the prior quarter.

BOLI income reflects the changes in value of the bank-owned life insurance ("BOLI") policies CIT purchased on certain officers and employees. These policies were purchased during the second half of 2017.

Other revenues included items that are more episodic in nature, such as gains and losses on loans and portfolios sold, OREO sales, net gains and losses on derivative and foreign currency exchange, gains on work-out related claims, proceeds received in excess of carrying value on non-accrual accounts held for sale, which were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and income from joint ventures. Other revenue in the prior quarter included a noteworthy item of $29 million related to the cumulative effect of an accounting policy change for low income housing tax credit ("LIHTC") investments. Other revenue in the year-ago quarter included a noteworthy item related to a currency translation charge of $8 million.

EXPENSES

Non-Interest Expense (dollars in millions)

	Quarters Ended
	March 31, 2018	December 31, 2017	March 31, 2017
Depreciation on operating lease equipment	$76.4	$74.3	$73.5
Maintenance and other operating lease expenses	57.4	57.9	53.8
Operating expenses:
Compensation and benefits	147.8	138.6	143.3
Technology	32.4	30.7	32.7
Professional fees	25.8	28.8	39.8
Insurance	19.9	15.7	25.6
Net occupancy expense	16.2	16.7	19.9
Advertising and marketing	13.0	12.8	5.4
Other expenses	20.2	22.7	23.9
Operating expenses, excluding restructuring costs and intangible asset amortization	275.3	266.0	290.6
Intangible asset amortization	6.0	6.1	6.2
Restructuring costs	—	31.9	14.8
Total operating expenses	281.3	304.0	311.6
Goodwill impairment	—	255.6	—
Loss on debt extinguishment and deposit redemption	0.1	1.7	—
Total non-interest expenses	$415.2	$693.5	$438.9
Headcount	3,898	3,909	4,058
Operating expenses excluding restructuring costs and intangible asset amortization as a % of AEA(1)	2.43%	2.39%	2.49%
Net efficiency ratio(2)	55.6%	49.6%	58.6%
Net Efficiency Ratio excluding noteworthy items(2)	56.7%	53.4%	57.7%

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

CIT GROUP INC. 53

railcar maintenance and repair. Maintenance expenses on railcars increased from the year-ago quarter on the growing portfolio, with increased costs associated with end of lease railcar returns and higher Railroad Interchange repair expenses.

Operating Expenses

Operating expenses, excluding restructuring costs and intangible asset amortization, were up from the prior quarter, driven primarily by higher compensation and benefits, due to the annual restart of certain benefit costs, and higher FDIC insurance costs. Compared to the year-ago quarter, operating expenses were down, reflecting lower professional fees and FDIC insurance costs, partially offset by higher advertising and marketing costs.

Although operating expenses excluding restructuring costs and intangible asset amortization were up sequentially, we remain focused on reducing our operating costs and are on track to achieve the reduction of our annual operating expense to our target of $1,050 million (before intangible amortization) for 2018 through reduction of consulting services and other professional fees and continuing to right-size the organization.

Operating Expenses reflect the following changes:

•
Compensation and benefits increased from the prior quarter mostly reflecting the restart of annual benefit costs. Compared to the year-ago quarter, higher costs were partially offset by the impact of fewer employees.

•	Technology costs increased from the prior quarter due to higher software expenses.

•
Professional fees included legal and other professional fees, such as tax, audit, and consulting services. The decline from the year-ago quarter was driven by lower audit fees, while the declines from both the year-ago and prior quarters reflect lower consulting costs for CCAR reporting, partially offset by higher litigation costs.

•	Insurance expenses, while below the year-ago level on lower FDIC premium assessment, was up from the prior quarter, which benefited from a true-up of the FDIC insurance costs.

•	Net Occupancy expenses were down from the year-ago quarter, driven by lower rent, building repairs, and relocation costs.

•
Advertising and marketing expenses include costs associated with raising deposits and may fluctuate based on timing of marketing programs. A consumer promotional marketing campaign started after the 2017 first quarter.

•	Intangible asset amortization primarily results from intangible assets recorded in the OneWest Bank acquisition.

•
Restructuring costs were significant in the year-ago and prior quarters, as we continued strategic initiatives to reduce operating expenses and streamline our operations, which resulted in employee reductions compared to the year-ago period.

•
Other expenses include items such as travel and entertainment, office equipment and supplies and taxes (other than income taxes, etc.), and from time to time includes settlement agreement costs, including OneWest Bank legacy matters.

Goodwill Impairment

During the prior quarter, we recognized $256 million in goodwill impairment charges, mostly related to Equipment Finance in our Commercial Banking segment.

Loss on Debt Extinguishments and Deposit Redemptions

Amounts were minor due to limited activity. See Note 6 — Borrowings in Item 1. Consolidated Financial Statements.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended
	March 31, 2018	December 31, 2017	March 31, 2017
Provision for income taxes, before discrete items	$39.6	$45.4	$44.9
Discrete items	1.7	(17.7)	11.3
Provision (benefit) for income taxes	$41.3	$27.7	$56.2
Effective tax rate	28.5%	(50.3)%	41.8%
Effective tax rate, before tax discrete items and noteworthy items(1)	27.3%	39.4%	31.9%

(1)	Effective tax rate excluding discrete items or noteworthy items are non-GAAP measures. See “Non-GAAP Measurements” for reconciliation of non-GAAP financial information.
The Company's current quarter income tax expense from continuing operations is $41.3 million. This compares to an income tax provision of $27.7 million in the prior year quarter and an income tax provision of $56.2 million in the year-ago quarter. The income tax provision before the impact of tax discrete items was lower this year, as compared to the prior year quarter and year-ago quarter, primarily driven by lower statutory income tax rates from U.S. tax reform, partially offset by the impact of the change in accounting method for the LIHTC investments, disallowance of FDIC insurance premiums, and state income taxes.

54 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

The effective tax rate each quarter is impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances, and discrete items. The near term future periods effective tax rate may vary from the actual year-end 2018 effective tax rate due to the changes in these factors.

Included in the net discrete tax expense of $1.7 million for the current quarter was:

•
$4.0 million deferred income tax benefit resulting from the release of a valuation allowance on deferred tax assets established on the capital losses generated in the prior year from an equity investment in a wholly-owned foreign subsidiary,

•
$3.7 million net deferred income tax expense, which includes $5.3 million deferred income tax expense resulting from revaluation of U.S. state deferred tax assets and liabilities as a result of state tax rate changes, partially offset by $1.6 million of net tax benefits from various other U.S. federal, state, and international discrete tax items,

•	$2.0 million deferred income tax expense related to the increase to the deferred tax liability on the Company’s investment in NACCO, which is categorized as “held for sale.”

Included in the net discrete tax benefit of $17.7 million for the prior quarter was:

•
$37.1 million deferred income tax benefit resulting from the release of a valuation allowance on deferred tax assets established on the capital losses generated from an equity investment in a wholly-owned foreign subsidiary,

•
$26.6 million income tax expense related to the cumulative effect adjustment for the Company’s election to change the accounting policy for LIHTC investments from the equity method to the proportional amortization method. The total income tax expense of $38.2 million disclosed within Management’s Discussion and Analysis “Non-GAAP Financial Measurements” section includes an $11.6 million tax effect of the $29 million pretax item recorded in other non-interest income,

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

•
$2.9 million deferred income tax benefit related to revaluation of the U.S. deferred tax assets and liabilities as a result of change in U.S federal tax rates from 35% to 21% with an effective date of January 1, 2018, and

•
$1.1 million net deferred tax expense related to the recognition of NACCO related items including impact of French tax law changes of an $11.0 million deferred tax benefit and adjustments to deferred taxes on the Company’s investment in NACCO of $12.0 million deferred tax expense, which is now categorized as “held for sale,”

•	$3.3 million of miscellaneous net tax expense items.

Included in the net discrete tax expense of $11.3 million for the year-ago quarter was:

•	$13.9 million in deferred tax expense related to the restructuring of legal entities in preparation for the Commercial Air sale,

•	$2.9 million in deferred tax benefit related to the revaluation of deferred taxes from state tax rate changes, and

•	$0.3 million of miscellaneous net tax expense items.

Management expects the 2018 global effective tax rate to be approximately 26% to 28%, excluding discrete tax items and noteworthy items. Furthermore, cash income taxes paid will remain minimal until the Company's NOL carry-forwards are fully utilized.

As of December 31, 2017, CIT had deferred tax assets ("DTAs") from continuing operations totaling $877.3 million on its global NOLs. This includes: (1) a DTA of $504.0 million relating to its cumulative U.S. federal NOLs of $2.4 billion; (2) DTAs of $322.0 million relating to cumulative state NOLs of $6.1 billion, including amounts of reporting entities that file in multiple jurisdictions, and (3) DTAs of $51.1 million relating to cumulative non-U.S. NOLs of $203.8 million.

Of the $2.4 billion U.S. federal NOLs, approximately $1.0 billion relate to the pre-emergence bankruptcy period and are subject to the Section 382 limitation. CIT's bankruptcy reorganization in 2009 resulted in an ownership change under Section 382 of the Internal Revenue Code, which placed an annual dollar limit on the use of the remaining pre-bankruptcy NOLs. The Company's annual limitation on use of pre-bankruptcy NOLs is approximately $265 million per annum. Approximately $1.4 billion of the U.S. federal NOL is not subject to the limitation. The U.S. federal NOLs will begin to expire beginning in 2028 through 2036. Approximately $188 million of state NOLs will expire in 2018. While most of the non-U.S. NOLs have no expiration date, a small portion will expire over various periods, including an insignificant amount expiring in 2018.

The amount of future cash taxes will depend on the level of taxable income after utilization of the remaining NOLs, including the implications of the aforementioned limitation. Cash taxes were a net payment of $3.2 million for the current quarter, compared to $2.5 million in the prior quarter, and $0.2 million net refund in the year-ago quarter.

See Note 11 - Income Taxes in Item 1. Consolidated Financial Statements for additional information, including deferred tax assets and specific tax discrete items.

CIT GROUP INC. 55

RESULTS BY BUSINESS SEGMENT

CIT manages its business and reports its financial results in three operating segments, Commercial Banking, Consumer Banking, and Non-Strategic Portfolios, and a non-operating segment, Corporate and Other.

Commercial Banking

Commercial Banking is comprised of four divisions: Commercial Finance, Rail, Real Estate Finance and Business Capital. Revenue is generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities and banking services, along with capital markets transactions and commissions earned on factoring and related activities. A detailed description of the divisions is included at the end of Item 1. Business Overview in our Annual Report on Form 10-K for the year ended December 31, 2017.

Commercial Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended
Earnings Summary	March 31, 2018	December 31, 2017	March 31, 2017
Interest income	$314.9	$314.5	$307.5
Rental income on operating leases	253.6	252.6	251.3
Finance revenue	568.5	567.1	558.8
Interest expense	156.3	138.8	119.8
Depreciation on operating lease equipment	76.4	74.3	73.5
Maintenance and other operating lease expenses	57.4	57.9	53.8
Net finance revenue (NFR)	278.4	296.1	311.7
Provision for credit losses	67.2	28.6	49.2
Other non-interest income	78.0	73.0	72.3
Operating expenses	183.1	167.9	178.7
Goodwill impairment	—	255.6	—
Income (loss) before income taxes	$106.1	$(83.0)	$156.1

Select Period End Balance
Loans and leases	$31,497.1	$31,232.4	$30,731.2
Earning assets (net of credit balances of factoring clients)	30,193.7	30,039.0	29,428.8
Select Average Balances
Average loans (includes HFS, and net of credit balances)	$21,813.6	$21,420.2	$21,549.9
Average operating leases (AOL)* (includes HFS)	7,934.6	7,841.0	7,500.9
Average earning assets (AEA)	30,021.7	29,507.3	29,304.7
Statistical Data
Net finance margin - NFR as a % of AEA	3.71%	4.01%	4.25%
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses*	$119.8	$120.4	$124.0
Operating lease margin as a % of AOL*	6.04%	6.14%	6.61%
Net efficiency ratio	51.0%	45.1%	46.1%
Pretax return on AEA	1.41%	(1.13)%	2.13%
New business volume	$2,267.2	$2,902.0	$1,615.4
Factoring volume	$7,426.0	$7,731.2	$6,811.6
* See discussion below for the impact of suspended depreciation.

Pre-tax earnings in the current and prior quarters both included a noteworthy item related to the benefit from the suspension of depreciation expense related to NACCO of $9 million. Pre-tax earnings in the prior quarter also included a noteworthy item from goodwill impairment. Excluding noteworthy items, pre-tax earnings of $97 million decreased from the prior quarter of $164 million, primarily driven by an increase in the credit provision, a decrease in net finance revenue and higher operating expenses. Compared to the year-ago quarter, pre-tax earnings excluding noteworthy items decreased from $156 million, primarily driven by a decline in net finance revenue and a higher credit provision.

AEA increased from both the year-ago and prior quarters. AEA consists primarily of loans and leases. Average loans and leases net of credit balances of factoring clients was $29.7 billion for the quarter ended March 31, 2018, up 2% from both the year-ago and prior quarters. Business Capital and Rail (primarily NACCO) drove growth from the year-ago quarter. Growth compared to the prior quarter was driven by the Commercial Finance division, which benefited from lower prepayment rates in the current quarter and strong originations towards the end of the prior quarter.

Compared to the year-ago quarter, new lending and leasing volume increased 40%, with strong growth in Commercial Finance, Real Estate and Business Capital. New lending and leasing volume decreased from the prior quarter, representing a decline in all divisions, due to strong and seasonally high volumes in the prior quarter and typically lower volumes experienced in the first quarter.

Factored volume of $7.4 billion was up 9% compared to the year-ago quarter, driven primarily by increased volume in the technology industry, and down 4% from the prior quarter due to seasonal trends.

56 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

Rail average earning assets of $7.7 billion were up from $7.3 billion in the year-ago quarter and up slightly from $7.6 billion in the prior quarter. During 2017, we entered into a definitive sale agreement to sell our European rail business, which consists of approximately $1.2 billion of loans and leases in AHFS, including approximately 15,000 railcars. All remaining antitrust approvals were received by the buyer from the European regulators this quarter, which includes a condition to sell approximately 30% of the NACCO cars to other parties. This additional requirement does not impact the overall economics to us and we are targeting to close the sale in the second half of 2018. Our portfolio includes approximately 132,000 railcars, including the railcars of the European business. At March 31, 2018, we had approximately 2,120 railcars on order from manufacturers, of which 1,264 related to our North America business that had deliveries scheduled through 2018.
See Note 12 — Commitments in Item 1. Consolidated Financial Statements for further railcar manufacturer commitment data.

Highlights included:

▪
Net finance revenue ("NFR") decreased from both the year-ago and prior quarters. The decreases were primarily driven by higher interest expense, reflecting increases in interest rates and growth in the portfolio, as well as lower purchase accounting accretion and prepayment benefits in Commercial Finance and Real Estate Finance and lower net rental income in Rail. The decreases were partially offset by the benefit of higher interest rates on earning assets. Compared to the year-ago quarter, the decrease was partially offset by the suspended depreciation related to NACCO.

▪
Net Finance Margin ("NFM") was down compared to the year-ago and prior quarters, reflecting the impact of lower NFR as discussed above and slightly higher average earning assets which were 2% higher compared to both the prior and year-ago quarters.

▪
Purchase accounting accretion totaled $11 million, $16 million and $24 million in the current, prior and year-ago quarters, respectively, and continues to trend down. Essentially all accretion benefited interest income, with a small amount decreasing interest expense. (Purchase accounting accretion is depicted in tabular form in the Net Finance Revenue section). The current quarter, prior and year-ago quarters included $4 million, $8 million and $10 million, respectively, of PAA that was accelerated due to prepayments.

▪
Gross yields (interest income plus rental income on operating leases as a % of AEA) in Commercial Banking were down from the year-ago and prior quarters. The declines reflect continued pressure on rail as discussed below. The Commercial Finance increase in gross yields from the year-ago quarter was primarily driven by the benefit of higher short-term interest rates, partially offset by a decline in PAA, which also drove the division’s decrease from the prior quarter. See Select Segment and Division Margin Metrics table in Net Finance Revenue section for amounts of purchase accounting accretion and gross yields by division.

▪
Net operating lease revenue, which is a component of NFR, is driven primarily by the performance of our rail portfolio. Rail’s net rental income decline, excluding the suspension of depreciation expense related to NACCO, from both the year-ago and prior quarters were mainly driven by renewal rates that continue to price lower due to excess capacity in the market. We expect renewal rates to continue to be below expiring rates through 2018 and into 2019. This re-pricing will fluctuate depending on the number and types of cars renewing during any given quarter. Suspended depreciation on operating lease equipment in assets held for sale totaled about $9 million for the current and prior quarters, with no suspended depreciation in the year-ago quarter. Excluding the suspended depreciation, the current and prior quarter operating lease margin would have declined to 5.57% and 5.69%, respectively. Railcar utilization, including commitments to lease, was up at 97% from 95% at December 31, 2017.

▪	Other non-interest income increased from the year-ago quarter and prior quarter, reflecting the following:

▪
Factoring commissions of $26 million were down compared to the year-ago quarter, despite an increase in factoring volumes, as a change in the portfolio mix put downward pressure on pricing, and down from the prior quarter, reflecting the seasonal decrease in volume.

▪
Gains on asset sales (including receivables, equipment and investments), net of impairments, totaled $17 million, compared to $14 million in the year-ago quarter and $12 million in the prior quarter. The gains for the quarters were primarily driven by sales of rail cars.

▪
Fee revenue is mainly driven by fees on lines of credit and letters of credit, capital markets-related fees, agent and advisory fees and banking related fees, including cash management and account fees. Fee revenue was $25 million in the current quarter, down from $27 million in the year-ago quarter and $28 million in the prior quarter, on lower capital market fees.

▪
The provision for credit losses in the current quarter totaled $67 million, compared to $49 million in the year-ago quarter and $29 million in the prior quarter. The increase in the provision this quarter reflected a $22 million charge-off of a single commercial exposure and a higher level of reserves primarily within the Commercial Finance division.

▪
Net charge-offs were $50 million (0.86% of average loans), $27 million (0.48%) in the year-ago quarter and $18.0 million (0.32%) in the prior quarter. The increases were driven by the noted charge-off of a single credit.

▪
Non-accrual loans were $199 million (0.85% of loans), compared to $191 million (0.82%) at December 31, 2017, and $234 million (1.02%) at March 31, 2017. The decrease from the year-ago quarter was in the Commercial Finance and Business Capital divisions.

▪	Operating expenses increased from the year-ago and prior quarters, both reflecting higher legal fees in Rail and higher employee costs.

CIT GROUP INC. 57

Consumer Banking

Consumer Banking includes Retail Banking, Consumer Lending, and SBA Lending, which are grouped together for purposes of discussion as Other Consumer Banking, and Legacy Consumer Mortgages (“LCM”). A detailed description of the divisions is included at the end of Item 1. Business Overview in our Annual Report on Form 10-K for the year ended December 31, 2017.

See our Annual Report on Form 10-K for the year ended December 31, 2017, Note 1 — Business and Summary of Significant Accounting Policies and Note 5 — Indemnification Assets in Item 8. Financial Statements and Supplementary Data for accounting and detailed discussions.

Consumer Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended
Earnings Summary	March 31, 2018	December 31, 2017	March 31, 2017
Interest income	$85.2	$84.3	$100.0
Interest benefit	(24.3)	(19.7)	(6.5)
Net finance revenue (NFR)	109.5	104.0	106.5
Provision for credit losses	1.6	1.8	0.5
Other non-interest income	11.5	13.2	7.9
Operating expenses	96.0	103.5	95.6
Income before income taxes	$23.4	$11.9	$18.3
Select Period End Balance
Loans (includes HFS)	$6,971.7	$6,820.2	$6,876.9
Earning assets	7,092.2	6,962.6	7,190.0
Deposits	24,915.4	23,421.8	22,584.1
Select Average Balances
Average loans (includes HFS)	$6,878.8	$6,728.0	$6,963.9
Average earning assets (AEA)	7,009.4	6,885.6	7,291.8
Statistical Data
Net finance margin - NFR as a % of AEA	6.25%	6.04%	5.84%
Net efficiency ratio	75.5%	84.4%	79.5%
Pretax return on AEA	1.34%	0.69%	1.00%
New business volume	$388.6	$421.9	$154.7

Compared to the year-ago quarter, pre-tax earnings increased as an increase in the benefit in interest expense received from the other segments for the value of the excess deposits Consumer Banking generates was partially offset by the decrease in interest income. Compared to the prior quarter, pre-tax results were up primarily driven by an increase in the benefit in interest expense received from the other segments for the value of the excess deposits Consumer Banking generates and lower operating expenses.

Average loans, including held for sale, totaled $6.9 billion for the quarter ended March 31, 2018, up slightly from the prior quarter, as originations offset run-off of the LCM portfolios. The LCM portfolios made up $4.1 billion of the current quarter average balance, with a significant portion covered by loss sharing agreements with the FDIC. These agreements begin to expire in March 2019, the benefit of which is recorded within the indemnification assets. At March 31, 2018, LCM includes $861 million of reverse mortgage loans held for sale (along with $17.2 million of OREO) in connection with the announced Financial Freedom Transaction. See Note 5 — Indemnification Assets in Item 8. Financial Statements and Supplementary Data of CIT’s Annual Report on Form 10-K for the year ended December 31, 2017 for more detailed discussion on the indemnification assets and Item 1. Consolidated Financial Statements, Note 2 - Discontinued Operations earlier in this document.

Deposits, which include deposits from the branch and online channels, increased from the prior and year-ago quarters, primarily driven by an increase in online High Yield Savings Accounts (“HYSA”) and money-market accounts, partially offset by a decrease in time deposits and other interest-bearing accounts.

Other highlights include:

▪
NFR of $110 million increased slightly compared to the year-ago quarter, as higher negative income (see Net Finance Revenue MD&A section) related to amortizing the indemnification asset for the covered loans and lower interest income due to suspended purchase accounting accretion from the held for sale reverse mortgage portfolio was offset by an increase in the benefit in interest expense received from the other segments for the value of the excess deposits Consumer Banking generates. NFR increased from the prior quarter primarily due to an increase in the benefit in interest expense received from the other segments for the value of the excess deposits Consumer Banking generates. Net finance margin reflected similar trends. There was approximately $22 million (including $3 million accelerated) of PAA in the current quarter, compared to $32 million (including $2 million accelerated) in the year-ago quarter and $24 million (including $4 million accelerated) in the prior quarter.

▪
Other non-interest income included gains and (losses) on asset sales, net of impairments, fee revenue and other miscellaneous income. Other non-interest income increased $4 million compared to the year-ago quarter due to an increase in gains on asset sales from the reverse mortgage portfolio. Other non-interest income decreased by $2 million compared to the prior quarter primarily due to a decline in gains on asset sales.

▪	Non-accrual loans were $26 million (0.42% of loans) at March 31, 2018, up from $20 million (0.34%) at December 31, 2017, and $16 million (0.24%) at March 31, 2017, essentially all of which are in LCM.

58 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

▪
Operating expenses are proportionally higher than other segments, which causes the net efficiency ratio to be higher than other segments, reflecting the branch operations and advertising and marketing campaigns for deposits. Operating expenses declined compared to the prior quarter primarily driven by lower servicing-related costs. Compared to the year-ago quarter, operating expenses were unchanged.

Non-Strategic Portfolios (NSP)

NSP consists of businesses and portfolios that we no longer consider strategic. These portfolios include international equipment financing, secured lending and leasing and advisory services to small and middle-market businesses.

Non-Strategic Portfolios: Financial Data and Metrics (dollars in millions)

	Quarters Ended
Earnings Summary	March 31, 2018	December 31, 2017	March 31, 2017
Interest income	$2.4	$5.1	$7.0
Finance revenue	2.4	5.1	7.0
Interest expense	1.7	2.2	5.0
Net finance revenue (NFR)	0.7	2.9	2.0
Other non-interest income	1.2	0.9	(2.9)
Operating expenses	2.2	(0.3)	2.0
(Loss) income before income taxes	$(0.3)	$4.1	$(2.9)
Select Period End Balance
Loans and leases	$58.5	$63.3	$162.1
Earning assets	151.3	145.3	348.2
Select Average Balances
Average earning assets (AEA)	148.6	188.0	367.5
Statistical Data
Net finance margin — NFR as a % of AEA	1.88%	6.17%	2.18%
Pretax return on AEA	(0.81)%	8.72%	(3.16)%

Pre-tax loss in NSP was less than $1 million, compared to a pre-tax loss of $3 million in the year-ago quarter and pre-tax income of $4 million in the prior quarter. Interest income continues to decline as earning assets continue to run off. Operating expense in the prior quarter benefited from the reversal of a legal provision. In the year-ago quarter, other non-interest income included a noteworthy item, an $8 million currency translation adjustment charge related to the exit of international businesses.

Remaining loans and leases are all in China, and were down from $63 million in the prior quarter and $162 million in the prior year quarter.

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

Corporate and Other: Financial Data and Metrics (dollars in millions)

	Quarters Ended
Earnings Summary	March 31, 2018	December 31, 2017	March 31, 2017
Interest income	$48.7	$43.8	$41.2
Interest expense	46.8	47.4	44.8
Net finance revenue (NFR)	1.9	(3.6)	(3.6)
Other non-interest income	14.0	50.1	1.8
Operating expenses - Including gain/ (loss) on debt extinguishment	0.1	34.6	35.3
Income (loss) before benefit for income taxes	$15.8	$11.9	$(37.1)
Select Balances
Average earning assets	$8,085.4	$7,981.2	$9,674.9
Earning assets (end of period)	$9,717.5	$7,702.8	$9,460.7

•
A number of noteworthy items related to our strategic initiatives impact this division in the year-ago and prior quarters, which include an accounting policy change for LIHTC investments and restructuring costs. In total, these amounts reduced pretax income by $15 million in the year-ago quarter and $3 million in the prior quarter.

•
Interest income consists of interest and dividend income, primarily from investment securities and cash deposited at other financial institutions, and has increased as we shift from cash to securities in the investment portfolio. See the Net Finance Revenue section that displays an average balance sheet and the respective income.

CIT GROUP INC. 59

•	Interest expense in Corporate represents amounts in excess of expenses allocated to segments and amounts related to excess liquidity.

•
Other non-interest income primarily reflects BOLI income, gains and (losses) on derivatives and foreign currency exchange, and mark to market adjustments on certain MBS securities carried at fair value. Compared to the year-ago quarter, the increase is driven by BOLI income of $7 million. The prior quarter benefited from $29 million related to the cumulative effect of an accounting policy change for LIHTC investments.

•
In the current period, the operating expenses were fully allocated to the segments. There were no restructuring costs in the current quarter, compared to $15 million in the year-ago quarter and $32 million in the prior quarter.

LOANS AND LEASES

The following table presents our loans and leases by segment.

Loans and Leases Composition (dollars in millions)

	March 31, 2018	December 31, 2017
Commercial Banking
Commercial Finance
Loans	$9,926.1	$9,928.8
Assets held for sale	88.1	123.5
Total loans and leases	10,014.2	10,052.3
Rail
Loans	81.5	82.8
Operating lease equipment, net	6,268.4	6,260.9
Assets held for sale	1,256.5	1,188.5
Total loans and leases	7,606.4	7,532.2
Real Estate Finance
Loans	5,594.5	5,567.9
Assets held for sale	28.0	22.3
Total loans and leases	5,622.5	5,590.2
Business Capital
Loans	7,743.8	7,579.8
Operating lease equipment, net	506.5	478.0
Assets held for sale	3.7	—
Total loans and leases	8,254.0	8,057.8
Total Segment - Commercial Banking
Loans	23,345.9	23,159.3
Operating lease equipment, net	6,774.9	6,738.9
Assets held for sale	1,376.3	1,334.2
Total loans and leases	31,497.1	31,232.4
Consumer Banking
Legacy Consumer Mortgages
Loans	3,203.0	3,331.1
Assets held for sale	860.5	861.0
Total loans	4,063.5	4,192.1
Other Consumer Banking
Loans	2,904.7	2,623.5
Assets held for sale	3.5	4.6
Total loans	2,908.2	2,628.1
Total Segment - Consumer Banking
Loans	6,107.7	5,954.6
Assets held for sale	864.0	865.6
Total loans	6,971.7	6,820.2
Non-Strategic Portfolios
Assets held for sale	58.5	63.3
Total loans and leases	58.5	63.3

Total Loans	$29,453.6	$29,113.9
Total operating lease equipment, net	6,774.9	6,738.9
Total assets held for sale	2,298.8	2,263.1
Total loans and leases	$38,527.3	$38,115.9

60 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

Total loans and leases were $38.5 billion at March 31, 2018, up 1.1% from December 31, 2017, as increases in Commercial Banking and in Other Consumer Banking were partially offset by the run-off of LCM portfolios in Consumer Banking and a legacy real estate portfolio in Real Estate Finance.

Total loans and leases trends are discussed in the respective segment descriptions in “Results by Business Segment.”

The following table presents the changes to our total loans and leases:

Changes in Loans and Leases (dollars in millions)

	Commercial Banking	Consumer Banking	Non- Strategic Portfolios	Total
Balance at December 31, 2017	$31,232.4	$6,820.2	$63.3	$38,115.9
New business volume	2,267.2	388.6	—	2,655.8
Loan and portfolio sales	(79.1)	(19.0)	—	(98.1)
Equipment sales	(46.5)	—	(0.2)	(46.7)
Depreciation	(76.4)	—	—	(76.4)
Gross charge-offs	(54.6)	(0.5)	—	(55.1)
Collections and other	(1,745.9)	(217.6)	(4.6)	(1,968.1)
Balance at March 31, 2018	$31,497.1	$6,971.7	$58.5	$38,527.3

Portfolio activities are discussed in the respective segment descriptions in “Results by Business Segment”.

The following tables present new business and factoring volumes, along with loan and portfolio sales and equipment sales by segment:

New Business and Factoring Volume (dollars in millions)

	Quarters Ended
	March 31, 2018	December 31, 2017	March 31, 2017
Commercial Banking	$2,267.2	$2,902.0	$1,615.4
Consumer Banking	388.6	421.9	154.7
Total	$2,655.8	$3,323.9	$1,770.1
Factoring volume	$7,426.0	$7,731.2	$6,811.6

Loan and Portfolio Sales (dollars in millions)

	Quarters Ended
	March 31, 2018	December 31, 2017	March 31, 2017
Commercial Banking	$79.1	$38.8	$126.9
Consumer Banking	19.0	26.8	44.9
Total	$98.1	$65.6	$171.8

Equipment Sales (dollars in millions)

	Quarters Ended
	March 31, 2018	December 31, 2017	March 31, 2017
Commercial Banking	$46.5	$57.3	$33.0
Non-Strategic Portfolios	0.2	2.3	17.9
Total	$46.7	$59.6	$50.9

CIT GROUP INC. 61

CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer loans and leases by geographical regions:

Total Loans and Leases by Geographic Region (dollars in millions)

	March 31, 2018		December 31, 2017
West	$12,121.2	31.5%	$12,009.8	31.5%
Northeast	9,671.8	25.1%	9,658.7	25.3%
Midwest	4,669.1	12.1%	4,641.1	12.2%
Southwest	4,302.5	11.2%	4,063.5	10.7%
Southeast	3,469.2	9.0%	3,346.0	8.8%
Total U.S.	34,233.8	88.9%	33,719.1	88.5%
Europe	1,491.6	3.9%	1,444.1	3.8%
Canada	1,231.8	3.2%	1,326.4	3.4%
Asia / Pacific	631.3	1.6%	720.8	1.9%
All other countries	938.8	2.4%	905.5	2.4%
Total	$38,527.3	100.0%	$38,115.9	100.0%

Ten Largest Accounts

Our ten largest loan and lease accounts, primarily lessors of rail assets and factoring clients, in the aggregate represented 4.3% of our total loans and leases at March 31, 2018 (the largest account was less than 1.0%). The ten largest loan and lease accounts were 4.4% of total loans and leases at December 31, 2017.

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial loans and leases by obligor geography:

Commercial Loans and Leases by Obligor - Geographic Region (dollars in millions)

	March 31, 2018		December 31, 2017
Northeast	$8,675.5	27.1%	$8,646.1	27.3%
West	7,317.5	22.9%	7,349.9	23.2%
Midwest	4,480.2	14.0%	4,448.7	14.0%
Southwest	4,207.1	13.1%	3,970.2	12.5%
Southeast	3,024.9	9.5%	2,902.5	9.2%
Total U.S.	27,705.2	86.6%	27,317.4	86.2%
Europe	1,491.6	4.7%	1,444.1	4.5%
Canada	1,231.8	3.8%	1,326.4	4.2%
Asia / Pacific	631.3	2.0%	720.8	2.2%
All other countries	938.8	2.9%	905.5	2.9%
Total	$31,998.7	100.0%	$31,714.2	100.0%

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our loans and leases:

Commercial Loans and Leases by Obligor - State and Country (dollars in millions)

	March 31, 2018		December 31, 2017
State
California	$5,490.2	17.2%	$5,430.5	17.1%
Texas	3,439.1	10.7%	3,223.7	10.2%
New York	3,416.6	10.7%	3,195.7	10.1%
All other states	15,359.3	48.0%	15,467.5	48.8%
Total U.S.	27,705.2	86.6%	27,317.4	86.2%
Country
Canada	1,231.8	3.8%	1,326.4	4.2%
France	402.6	1.3%	383.8	1.2%
Marshall Islands	392.3	1.2%	442.5	1.4%
All other countries	2,266.8	7.1%	2,244.1	7.0%
Total International	$4,293.5	13.4%	$4,396.8	13.8%

Industry Concentrations

The following table represents loans and leases by industry of obligor:

Commercial Loans and Leases by Obligor - Industry (dollars in millions)
	March 31, 2018		December 31, 2017
Real Estate	$5,243.7	16.4%	$5,224.8	16.5%
Manufacturing(1)	4,739.0	14.8%	4,729.8	14.9%
Retail(2)	2,564.2	8.0%	2,531.2	8.0%
Wholesale	2,260.6	7.1%	2,343.7	7.4%
Energy and utilities	2,255.3	7.0%	2,253.3	7.1%
Rail	1,903.1	5.9%	1,916.7	6.1%
Oil and gas extraction / services	1,550.9	4.9%	1,437.6	4.5%
Service industries	1,534.9	4.8%	1,464.5	4.6%
Business Services	1,512.9	4.7%	1,559.0	4.9%
Healthcare	1,510.6	4.7%	1,458.0	4.6%
Finance and insurance	1,328.8	4.2%	1,183.8	3.7%
Maritime	1,290.8	4.0%	1,341.8	4.2%
Transportation	833.3	2.6%	810.7	2.6%
Other (no industry greater than 2%)	3,470.6	10.9%	3,459.3	10.9%
Total	$31,998.7	100.0%	$31,714.2	100.0%

(1)	At March 31, 2018, includes manufacturers of chemicals, including pharmaceuticals (4.5%), petroleum and coal, including refining (2.4%), food (1.4%), and stone, clay, glass and concrete (1.3%).

(2)	At March 31, 2018 includes retailers of general merchandise (3.1%) and food and beverage providers (1.7%).

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer loans, including PCI loans and loans held for sale. PCI loans are discussed in more detail in Note 3 — Loans in Item 1. Consolidated Financial Statements.

Consumer Loans (dollars in millions)

	March 31, 2018		December 31, 2017
	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$5,534.8	84.8%	$5,390.3	84.2%
Reverse mortgage	860.5	13.2%	861.0	13.4%
Home Equity Lines of Credit	132.5	2.0%	149.6	2.4%
Other consumer	0.8	–	0.8	—
Total loans	$6,528.6	100.0%	$6,401.7	100.0%

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

62 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

See Note 3 — Loans in Item 1. Consolidated Financial Statements for information on LTV ratios.

Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes the carrying value of consumer loans, with concentrations in the top five states based upon property address.

Consumer Loans Geographic Concentrations (dollars in millions)

	March 31, 2018		December 31, 2017
	Net Investment	% of Total	Net Investment	% of Total
California	$4,373.7	67.0%	$4,230.7	66.1%
New York	467.5	7.2%	479.8	7.5%
Florida	250.0	3.8%	250.6	3.9%
New Jersey	135.0	2.1%	133.0	2.1%
Maryland	120.3	1.8%	122.4	1.9%
Other States and Territories(1)	1,182.1	18.1%	1,185.2	18.5%
	$6,528.6	100.0%	$6,401.7	100.0%

(1)	No state or territory has a total in excess of 2%.

OTHER ASSETS AND OTHER LIABILITIES

The following tables present the components of other assets and other liabilities.

Other Assets (dollars in millions)

	March 31, 2018	December 31, 2017
Tax credit investments and Investments in Unconsolidated Subsidiaries	$228.3	$247.6
Current and deferred federal and state tax assets	204.2	205.2
Counterparty receivables	203.6	241.3
Property, furniture and fixtures	178.4	173.9
Indemnification assets	120.5	142.4
Intangible assets	107.0	113.0
Other	535.9	472.1
Total other assets	$1,577.9	$1,595.5

(1)	Other includes executive retirement plan and deferred compensation, prepaid expenses, accrued interest and dividends, servicing advances, OREO and other miscellaneous assets.

Other Liabilities (dollars in millions)

	March 31, 2018	December 31, 2017
Accrued expenses and accounts payable	$538.4	$584.8
Current and deferred taxes payable	215.1	204.3
Fair value of derivative financial instruments	104.3	87.5
Accrued interest payable	66.5	86.6
Other liabilities	414.6	473.9
Total other liabilities	$1,338.9	$1,437.1

(1)
Other consists of liabilities for taxes other than income, fair value of derivative financial instruments, equipment maintenance reserves, cash collateral deposits and contingent liabilities and other miscellaneous liabilities.

RISK MANAGEMENT

CIT’s Risk Management Group has established a Risk Governance Framework that is designed to promote appropriate risk identification, measurement, monitoring, management and control. Our policies and procedures relating to Risk Management are detailed in our Annual Report on Form 10-K for the year ended December 31, 2017.

CIT GROUP INC. 63

Interest Rate Risk (a component of Market Risk)

CIT is exposed to the risk that adverse changes in market conditions may negatively impact earnings. The risk arises from the composition of our balance sheet and changes in the shape of the yield curve. CIT looks to strategically manage this inherent risk based on prescribed guidelines and Board approved limits.

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

The composition of our assets and liabilities generally results in a net asset-sensitive position concentrated at the short end of the yield curve, mostly driven by moves in LIBOR, whereby our assets will reprice faster than our liabilities. Our assets generally consist of interest-bearing cash, investment securities and commercial and consumer loans and leases. Nearly 45% of our loans and leases are indexed to either LIBOR 1 month, 3 month, or the PRIME rate.

Our funding sources consist mainly of non-maturity deposits and time deposits from the online, branch, brokered and commercial channels, as well as wholesale funding and FHLB advances. The mix utilized consists of time deposits and unsecured debt which are fixed-rate, secured debt which is a mix of fixed and floating rate, and other deposits whose rates vary based on the market environment and competition.

Deposits continued to grow as a percent of total funding. CIT Bank, N.A. sources deposits primarily through a retail branch network in Southern California, direct-to-consumer (via the Internet), as well as commercial and brokered channels. At March 31, 2018, deposits totaled approximately $31 billion. The deposit rates we offer can be influenced by market conditions and competitive factors. Beta represents the correlation between overall market interest rates and the rates paid by CIT Bank. Cumulative Deposit betas on total deposits have remained low at approximately 10% since the Fed started raising rates at the end of 2015 and 20% over the last 12 months. We model a beta of approximately 40% - 50% on our non-maturity deposits for a +100 bps rate increase over the next 12 months. Deposit betas are expected to continue to increase through the cycle for non-maturity deposits, which are currently 54% of our deposit base, and expected to grow over time. Changes in interest rates, as well as actions by competitors, can affect our deposit pricing and potentially impact our ability to attract and retain deposits. In a rising rate environment, we may need to increase rates to renew maturing time deposits and attract new deposits. Rates on our savings account deposits may fluctuate due to pricing competition and may also move with short-term interest rates. In general, retail deposits represent a low-cost source of funds and are less sensitive to interest rate changes than floating rate non-deposit funding sources. We regularly test the effect of deposit rate changes on our margins and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The results reflect the percentage change in the EVE over the life of the asset and the NII Sensitivity over the next twelve months assuming an immediate 100 basis point parallel increase or decrease in interest rates from the market-based forward curve. The NII sensitivity is based on an assumption that the total balance sheet size remains static over the projection period.

	March 31, 2018			December 31, 2017
	+200 bps	+100 bps	–100 bps	+200 bps	+100 bps	–100 bps
NII Sensitivity	6.8%	3.5%	(3.9)%	6.1%	3.0%	(3.0)%
EVE Sensitivity	(3.4)%	(1.7)%	1.4%	(4.4)%	(2.3)%	2.3%
A 200 basis point decline scenario was not run in the current rate environment as the scenario is less relevant. We have an assumed rate floor of 0% for the decline scenarios.
As of March 2018, the +100 bps NII sensitivity and EVE sensitivity change from December 31, 2017 (see table above) is primarily driven by the increase in cash from the issuance of Senior Unsecured and Subordinated notes in March 2018 for us to redeem outstanding debt and return capital to shareholders. We expect this to normalize lower next quarter with the redeployment of that cash.

As detailed above, NII sensitivity is positive with respect to an increase in interest rates. This position is primarily driven by our floating rate loan portfolio, which reprices frequently, and interest-bearing cash. On a net basis, we generally have more floating/repricing assets than liabilities in the near term. As a result, our current portfolio is more sensitive to moves in short-term interest rates in the near term. Therefore, our net interest income may increase if short-term interest rates rise, or decrease if short-term interest rates decline. An increase in net interest income from a rise in short-term interest rates may be partially offset by lower benefits from the declining PAA, lower level of interest recoveries and pressure on Rail margins. Market-implied forward rates over the future twelve months are used to determine a base interest rate scenario for the net interest income projection for the base case. This base projection is compared with those calculated under varying interest rate scenarios such as a 100 basis point parallel rate shift to arrive at NII Sensitivity.

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

64 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

The simulation modeling for both NII Sensitivity and EVE assumes we take no action in response to the changes in interest rates. NII Sensitivity generally assumes cash flows from portfolio run-off are reinvested in similar products or cash to keep the balance sheet static.

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

Cash

Cash totaled $4.1 billion at March 31, 2018, up from $1.7 billion at December 31, 2017. Cash at March 31, 2018 consisted of $3.4 billion at CIT Bank, $0.7 billion related to the bank holding company and other operating subsidiaries. The increase in cash was driven by proceeds from the issuance of unsecured senior and subordinated debt during the quarter and the increase in deposits.

Investment Securities

Investment securities consist primarily of fixed income debt securities. Investment securities decreased by $0.6 billion in the first quarter to $5.9 billion at March 31, 2018, reflecting maturities. In addition, we have $250 million of securities purchased under agreement to resell, up from $150 million at December 31, 2017. See Note 5 — Investment Securities in Item 1. Consolidated Financial Statements for additional information on types of investment securities.

Liquidity Regulation

The Basel III Final Rule requires banks and BHCs to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario. Beginning January 1, 2017, the minimum requirement was 100%. At March 31, 2018, our modified LCR was above 100% at both the Bank and on a consolidated basis.

Credit Facilities

At March 31, 2018, we maintained additional liquidity sources in the form of:

▪	A multi-year committed Revolving Credit Facility that has a total commitment of $500 million, of which approximately $448 million was available to be drawn; and

▪
Committed securitization facilities and secured bank lines totaled $2.1 billion, of which $971 million was unused at March 31, 2018, provided that eligible assets are available that can be funded through these facilities.

Funding Sources

Funding sources consist of deposits and borrowings. See Note 6 — Borrowings in Item 1. Consolidated Financial Statements. The end of period deposits to total funding decreased to 74% at March 31, 2018 from 77% at December 31, 2017. Unsecured borrowings increased to 13% from 10% at December 31, 2017 due to the issuance of unsecured borrowings while redemption of debt did not occur until April as noted below, while secured borrowings totaled 13% in each period.

CIT GROUP INC. 65

See Net Finance Revenue section for a tabular presentation of our average funding mix for the quarter ended March 31, 2018, which was unchanged from the quarter ended December 31, 2017.

Deposits

CIT offers its deposits through various channels. The period end balances are as follows:

Deposits by Channel (dollars in millions)

	March 31, 2018		December 31, 2017
	Total	Percent of Total	Total	Percent of Total
Online	$13,227.6	44%	$11,756.6	40%
Branch	11,687.8	38%	11,665.2	39%
Brokered	3,442.8	11%	3,618.3	12%
Commercial	2,235.7	7%	2,529.2	9%
Total	$30,593.9	100%	$29,569.3	100%

The following table details our period end deposit balances by type:

Deposits (dollars in millions)

	March 31, 2018		December 31, 2017
	Total	Percent of Total	Total	Percent of Total
Checking and Savings:
Non-interest bearing checking	$1,226.5	4%	$1,352.0	5%
Interest bearing checking	2,618.4	9%	2,653.3	9%
Money market / Sweeps	6,268.5	20%	5,075.5	17%
Savings	6,226.7	20%	5,986.7	20%
Time deposits	14,089.3	46%	14,343.8	49%
Other	164.5	1%	158.0	—%
Total	$30,593.9	100%	$29,569.3	100%

CIT Bank, N.A. offers a full suite of deposit offerings to its commercial and consumer customers through a network of 70 branches in Southern California and a national online platform. Increasing the proportion of deposit funding and lowering costs relative to the index is a key area of focus for CIT. Deposits increased during the quarter, as growth in the online channel offset the decline in higher-cost deposits in the brokered channel and higher beta deposits in the commercial channel. See Net Finance Revenue section for further discussion on average balances and rates.

Borrowings

Borrowings consist of senior unsecured notes, subordinated unsecured notes and secured borrowings (structured financings and FHLB advances), which totaled $10.4 billion in aggregate at March 31, 2018, up from $9.0 billion at December 31, 2017, reflecting the issuance of unsecured senior and subordinated borrowings, as noted below. The weighted average coupon rate of borrowings at March 31, 2018 was 3.71%, up from 3.30% at December 31, 2017, reflecting the newly issued unsecured debt.

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

Unsecured Borrowings

Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility, which had a total commitment of $500 million at March 31, 2018, and the amount available to draw upon was approximately $448 million, with the remaining amount of approximately $52 million utilized for issuance of letters of credit.

The applicable margin charged under the facility, covenant and guarantor information and amendments made to the facility in connection with the consummation of the Commercial Air Sale is disclosed in Note 6 — Borrowings in Item 1. Consolidated Financial Statements. As of March 31, 2018, the Company was in compliance with the minimum guarantor asset coverage ratio and the minimum Tier 1 Capital requirement.

66 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

Senior Unsecured Notes

At March 31, 2018, senior unsecured notes outstanding totaled $4.7 billion and the weighted average coupon rate was 4.78%, compared to $3.7 billion and 4.81% at December 31, 2017. During the quarter, CIT issued $500 million, 4.125% aggregate principal amount of senior unsecured notes due 2021 and $500 million, 5.25% aggregate principal amount of senior unsecured notes due 2025. In April 2018, $883 million of the proceeds were used to repay $500 million of the $1.0 billion of outstanding 3.875% senior unsecured notes due February 2019 and all of the outstanding $383 million, 5.500% senior unsecured notes due February 2019. See Note 6 — Borrowings and Note 15 — Subsequent Events in Item 1. Consolidated Financial Statements.

Subordinated Unsecured Notes

During the quarter, CIT issued $400 million of 10-year subordinated unsecured notes with a coupon of 6.125%.

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

FHLB Balances (dollars in millions)

	March 31, 2018	December 31, 2017
Total borrowing capacity	$5,334.2	$5,217.8
Less:
Advances	(3,894.5)	(3,695.5)
Letters of credit	(85.8)	(87.8)
Available capacity	$1,353.9	$1,434.5
Weighted average rate	2.04%	1.56%
Pledged assets	$6,338.6	$6,154.1

FHLB Advances and pledged assets are also discussed in Note 6 — Borrowings in Item 1. Consolidated Financial Statements.

Structured Financings

Structured financings totaled $1.4 billion at March 31, 2018, and $1.5 billion at December 31, 2017. The weighted average coupon rate of structured financings was 4.02% at March 31, 2018, up from 3.75% at December 31, 2017, reflecting increases in benchmark rates and repayment of lower coupon debt tranches.

There were no structured financings at CIT Bank, N.A. at March 31, 2018 and $74 million at December 31, 2017, which were secured by pledged assets of $0.7 million and $146 million, respectively. Non-CIT Bank, N.A. structured financings were $1.4 billion and $1.4 billion at March 31, 2018 and December 31, 2017, respectively, and were secured by $4.1 billion of pledged assets at March 31, 2018 and $4.0 billion of pledged assets at December 31, 2017.

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

There were no outstanding borrowings with the FRB Discount Window as of March 31, 2018 or December 31, 2017. See Note 6 — Borrowings in Item 1. Consolidated Financial Statements for total balances pledged, including amounts to the FRB.

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

CIT and CIT Bank, N.A. debt ratings, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and DBRS Inc. (“DBRS”) are presented in the following table:

CIT GROUP INC. 67

Ratings
	S&P	Fitch	Moody’s	DBRS
Last Credit Update	3/14/18	1/10/18	4/2/18	4/4/18
CIT Group Inc.
Issuer Rating	BB+	BB+	N/A	BB (high)
Long Term Senior Unsecured Debt	BB+	BB+	Ba2	BB (high)
Short Term Instruments	B	B	NR	R-4
Revolving Credit Facility Rating	N/A	BB+	Ba2	BBB (low)
Subordinated Debt	BB	BB	Ba2	BB
Non-Cumulative Perpetual Stock	B+	B	B1	B(high)
Outlook	Stable	Stable	Positive	Positive
CIT Bank, N.A.
Issuer Rating	BBB-	BB+	Ba2	BBB (low)
Deposit Rating (LT/ST)	N/A	BBB-/F3	Baa2/P-2	BBB (low) / R-2 (mid)
Outlook	Stable	Stable	Positive	Positive
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

Contractual Commitments

Commitment Expiration for the Twelve Months Ended March 31 (dollars in millions)

	Total	2019	2020	2021	2022	2022+
Financing commitments	$6,707.8	$2,018.1	$961.3	$1,182.3	$1,165.9	$1,380.2
Rail and other purchase commitments	280.4	252.9	27.5	—	—	—
Letters of credit	258.9	46.1	47.9	33.8	73.4	57.7
Deferred purchase agreements	1,870.6	1,870.6	—	—	—	—
Guarantees, acceptances and other recourse obligations	2.1	2.1	—	—	—	—
Liabilities for unrecognized tax benefits (1)	13.2	1.0	12.2	—	—	—
Total contractual commitments	$9,133.0	$4,190.8	$1,048.9	$1,216.1	$1,239.3	$1,437.9
(1) The balance for 2020 reflects the remaining balance, which cannot be estimated further.
Financing commitments increased from $6.4 billion at December 31, 2017 to $6.7 billion at March 31, 2018. Financing commitments include commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $1.5 billion at March 31, 2018. Also included are Business Capital credit line agreements, with an amount available of $105 million, net of the amount of receivables assigned to us. These are cancellable by CIT only after a notice period.

At March 31, 2018, substantially all our undrawn financing commitments were senior facilities, with approximately 84% secured by commercial equipment or other assets, and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance division of Commercial Banking. The top ten undrawn commitments totaled $581 million at March 31, 2018. The table above includes approximately $2.2 billion of undrawn financing commitments at March 31, 2018 for instances where the customer is not in compliance with contractual obligations or does not have the adequate collateral to borrow against the unused facility, and therefore CIT does not have a contractual obligation to lend under such financing commitments.

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

68 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

CIT submitted its 2017 Capital Plan dated April 5, 2017 (“Original Plan”) under the 2017 Comprehensive Capital Analysis and Review (“CCAR”) to the FRB on April 5, 2017 and on June 28, 2017, received a non-objection to the plan. The plan included a quarterly cash dividend of up to $0.16 per share and common stock repurchases of up to $225 million for the four quarters ending June 30, 2018, including up to $25 million of common share repurchases to offset dilution from issuances pursuant to CIT's employee stock plans. Entering 2018, CIT had up to $100 million remaining under this plan, inclusive of the $25 million related to employee stock plans. On February 1, 2018, the Company received a “non-objection” from the FRBNY to an amendment to the Original Plan (the "Amended Capital Plan"). The Amended Capital Plan includes (i) the issuance of up to $400 million in Tier 2 qualifying subordinated debt (which was completed in March 2018); and (ii) an increase in common equity distribution of up to $800 million (as a result of issuing the subordinated debt) for the remainder of the four-quarter period that began July 1, 2017 and ends on June 30, 2018.

The Company will determine the timing and amount of any share repurchases, special dividends, or combination of the two that may be authorized based on market conditions and other considerations. Any share repurchases may be effected through tender offer, in the open market, through derivative, accelerated repurchase and other negotiated transactions, and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934. See Return of Capital below for shares repurchased during the first quarter and Note 15 - Subsequent Events in Item 1. Consolidated Financial Statements for description of an equity tender announced in April 2018.

CIT’s capital management is discussed further in its Annual Report on Form 10-K for the year ended December 31, 2017 in the “Regulation” section of Item 1. Business Overview with respect to capital and regulatory matters, including “Capital Requirements” and “Stress Test and Capital Plan Requirements”.

Return of Capital

During the quarter, CIT repurchased a total of $194.9 million in common shares via open market repurchases of 3,665,866 common shares at an average share price of $53.16. As of March 31, 2018, CIT had up to $705 million of repurchases remaining, including $25 million related to employee stock ownership plans, which can be executed by the end of the first half of 2018 under current authorizations. The Company has purchased in the open market an additional $71 million, or 1.4 million shares, at an average repurchase price of $51.86 through April 24. On April 26, 2018, the Company initiated a common stock tender offer for up to $500 million of stock. See Note 15 - Subsequent Events in Item 1. Consolidated Financial Statements for additional information.

We declared and paid the following common stock dividend in the first quarter of 2018:

2018 Common Stock Dividends

Declaration Date	Payment Date	Per Share Dividend
January 22, 2018	February 23, 2018	$0.16

On April 16, 2018, the Board of Directors of the Company (the “CIT Board”) declared a quarterly cash dividend in the amount of $0.16 per common share, payable on May 25, 2018 to common shareholders of record on May 11, 2018.

On April 16, 2018, the CIT Board declared a semi-annual dividend in the amount of $29.00 per share on the Series A preferred stock, payable on June 15, 2018 to preferred stockholders of record at the close of business on May 31, 2018.

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. The regulatory capital guidelines applicable to the Company were based on the Basel III Final Rule through December 31, 2017. At March 31, 2018 and December 31, 2017, the capital ratios of the Company and the Bank exceeded all capital adequacy requirements under the Basel III Final Rule on a fully phased-in basis.

In November 2017, the Federal Reserve Board, together with the OCC and FDIC adopted a final rule effective January 1, 2018 to extend the regulatory capital treatment under 2017 transition provisions for certain items, applicable to banking organizations that are not subject to advanced approaches capital rules (“Transition Final Rule”). These items include regulatory capital deductions, risk weights, and certain minority interest limitations. There were no items that exceeded the deduction threshold at March 31, 2018, for CIT and CIT Bank, therefore balances and ratios were the same for the transition basis and fully-phased-in basis.

At March 31, 2018 and December 31, 2017, the capital ratios of the Company and the Bank exceeded all capital adequacy requirements. The December balances in the following table present amounts in effect as of that period.

CIT GROUP INC. 69

Capital Components, Risk-Weighted Assets, and Capital Ratios (dollars in millions, except ratios)

	March 31, 2018	December 31, 2017
	Fully Phased-in Basis(5)	Transition Basis	Fully Phased-in Basis
Common Equity Tier 1 (CET1) Capital
Total common stockholders’ equity(1)	$6,801.8	$6,995.0	$6,995.0
Effect of certain items in AOCI excluded from CET1 Capital	142.8	77.4	77.4
Adjusted total equity	6,944.6	7,072.4	7,072.4
Goodwill, net of associated deferred tax liabilities (DTLs)(2)	(436.9)	(436.0)	(436.0)
Deferred tax assets (DTAs) arising from net operating loss and tax credit carryforwards	(98.9)	(83.3)	(104.2)
Intangible assets, net of associated DTLs(2)	(87.3)	(73.3)	(91.5)
Total CET1 Capital	6,321.5	6,479.8	6,440.7
Additional Tier 1 Capital
Preferred Stock	325.0	325.0	325.0
Other Additional Tier 1 Capital deductions(3)	(8.8)	(29.4)	(8.6)
Total Additional Tier 1 Capital	316.2	295.6	316.4
Total Tier 1 Capital	6,637.7	6,775.4	6,757.1
Tier 2 Capital
Qualifying Tier 2 Capital Instruments	395.9	—	—
Qualifying allowance for credit losses and other reserves(4)	494.6	475.6	475.6
Total Tier 2 Capital	890.5	475.6	475.6
Total Capital	$7,528.2	$7,251.0	$7,232.7
Risk-Weighted Assets	$44,777.8	$44,537.7	$44,687.1
CIT Ratios
CET1 Capital Ratio	14.1%	14.5%	14.4%
Tier 1 Capital Ratio	14.8%	15.2%	15.1%
Total Capital Ratio	16.8%	16.3%	16.2%
Tier 1 Leverage Ratio	13.5%	13.8%	13.8%
CIT Bank, N.A. Ratios
CET1 Capital Ratio	13.6%	13.8%	13.7%
Tier 1 Capital Ratio	13.6%	13.8%	13.7%
Total Capital Ratio	14.9%	15.0%	15.0%
Tier 1 Leverage Ratio	11.6%	11.8%	11.8%

(1)	See Consolidated Balance Sheets for the components of Total common stockholders’ equity.

(2)	Goodwill and intangible assets deductions also reflect the portion included within assets held for sale and assets of discontinued operations.

(3)
Represents covered funds deductions required by the Volcker Rule. The balance as of December 31, 2017 also includes 20% of the deduction on DTAs arising from net operating loss and tax credit carryforwards applied to Additional Tier 1 Capital under transition basis.

(4)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

(5)	At March 31, 2018, the Transition Basis and the Fully Phased-in Basis were the same, as described in the paragraphs preceding this table.

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	March 31, 2018	December 31, 2017
Balance sheet assets	$51,542.5	$49,278.7
Risk weighting adjustments to balance sheet assets	(12,372.3)	(10,230.4)
Off-Balance sheet items	5,607.6	5,489.4
Risk-Weighted Assets	$44,777.8	$44,537.7

The 2018 off-balance sheet items primarily reflect $2.9 billion of unused lines of credit (largely related to the Commercial Finance and Real Estate Finance divisions), $1.9 billion of deferred purchase agreements (related to the Business Capital division), and $0.8 billion of other items. The risk-weighted assets for off-balance sheet items as of March 31, 2018 increased slightly from December 31, 2017 mainly due to the unused lines of credit. See Note 12 — Commitments in Item 1. Consolidated Financial Statements for further detail on commitments.

70 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	March 31, 2018	December 31, 2017
Total common stockholders’ equity	$6,801.8	$6,995.0
Less: Goodwill	(369.9)	(369.9)
Intangible assets	(107.0)	(113.0)
Tangible book value(1)	$6,324.9	$6,512.1
Book value per share	$52.97	$53.25
Tangible book value per share(1)	$49.25	$49.58

(1)	Tangible book value and tangible book value per share are non-GAAP measures.

Book value and tangible book value (“TBV”) decreased from December 31, 2017, primarily reflecting the capital actions completed through March 31, 2018. Book value and TBV per share decreased, as the 3.7 million common shares repurchased during the quarter, which were at amounts in excess of book value, and unrealized net losses on available for sale securities were only partially offset by net income for the quarter and the reduced share count.

CIT BANK, N.A.

The following presents condensed financial information for CIT Bank, N.A. Trends and significant items are discussed in the previous sections of the MD&A.

Condensed Balance Sheets (dollars in millions)

	March 31, 2018	December 31, 2017
ASSETS:
Cash and deposits with banks	$3,395.4	$961.8
Securities purchased under agreement to resell	150.0	—
Investment securities	5,897.4	6,455.9
Assets held for sale	1,138.3	1,170.5
Loans	26,636.2	26,427.9
Allowance for loan losses	(418.9)	(403.5)
Operating lease equipment, net	3,803.3	3,765.5
Bank owned life insurance	795.1	788.6
Goodwill	323.1	323.1
Other assets	912.4	939.7
Assets of discontinued operation	298.7	317.1
Total Assets	$42,931.0	$40,746.6
LIABILITIES AND EQUITY:
Deposits, including $1,575.9 and $475.8 deposits of affiliates at March 31, 2018 and December 31, 2017, respectively	$32,171.1	$30,048.8
FHLB advances	3,894.5	3,695.5
Borrowings	—	73.5
Other liabilities, including $695.8 and $570.5 payables to affiliates at March 31, 2018 and December 31, 2017, respectively	1,345.3	1,306.8
Liabilities of discontinued operation	476.5	500.5
Total Liabilities	37,887.4	35,625.1
Total Equity	5,043.6	5,121.5
Total Liabilities and Equity	$42,931.0	$40,746.6
Capital Ratios*

	March 31, 2018	December 31, 2017
Common Equity Tier 1 Capital	13.6%	13.7%
Tier 1 Capital Ratio	13.6%	13.7%
Total Capital Ratio	14.9%	15.0%
Tier 1 Leverage ratio	11.6%	11.8%
*  The capital ratios presented above are reflective of the fully-phased in Basel III approach.

CIT GROUP INC. 71

Loans and Leases by Segment (dollars in millions)

	March 31, 2018	December 31, 2017
Commercial Banking
Commercial Finance	$10,161.0	$10,203.5
Real Estate Finance	5,622.5	5,590.2
Business Capital	5,495.1	5,429.9
Rail	3,327.5	3,320.1
Total	24,606.1	24,543.7
Consumer Banking
Legacy Consumer Mortgages	4,063.5	4,192.1
Other Consumer Banking	2,908.2	2,628.1
Total	6,971.7	6,820.2
Total loans and leases, including assets held for sale	$31,577.8	$31,363.9

Condensed Statements of Operations (dollars in millions)

	Quarters Ended
	March 31, 2018	December 31, 2017	March 31, 2017
Interest income	$428.0	$421.1	$429.0
Interest expense	120.1	110.2	105.1
Net interest revenue	307.9	310.9	323.9
Provision for credit losses	67.4	33.6	28.7
Net interest revenue, after credit provision	240.5	277.3	295.2
Rental income on operating leases	114.0	112.0	108.3
Other non-interest income	71.1	118.5	77.1
Total net revenue, net of interest expense and credit provision	425.6	507.8	480.6
Goodwill Impairment	—	167.8	—
Operating expenses	239.2	269.3	260.7
Depreciation on operating lease equipment	55.9	54.6	46.4
Maintenance and other operating lease expenses	4.0	8.0	8.1
Income before provision for income taxes	126.5	8.1	165.4
Provision for income taxes	33.5	64.1	60.9
Income (loss) from continuing operations	93.0	(56.0)	104.5
Loss on discontinued operations	(7.0)	(4.5)	(9.2)
Net income (loss)	$86.0	$(60.5)	$95.3
New business volume — funded	$2,625.4	$3,281.4	$1,747.3

Net Finance Revenue (dollars in millions)

	Quarters Ended
	March 31, 2018	December 31, 2017	March 31, 2017
Interest income	$428.0	$421.1	$429.0
Rental income on operating leases	114.0	112.0	108.3
Finance revenue	542.0	533.1	537.3
Interest expense	120.1	110.2	105.1
Depreciation on operating lease equipment	55.9	54.6	46.4
Maintenance and other operating lease expenses	4.0	8.0	8.1
NFR	$362.0	$360.3	$377.7
AEA	$39,259.0	$38,466.4	$40,510.9

72 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

Net Finance Margin

	Quarters Ended
	March 31, 2018	December 31, 2017	March 31, 2017
As a % of AEA:
Interest income	4.36%	4.38%	4.24%
Rental income on operating leases	1.16%	1.16%	1.07%
Finance revenue	5.52%	5.54%	5.31%
Interest expense	1.22%	1.15%	1.04%
Depreciation on operating lease equipment	0.57%	0.57%	0.46%
Maintenance and other operating lease expenses	0.04%	0.08%	0.08%
NFM	3.69%	3.74%	3.73%

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
The determination of goodwill impairment requires significant judgment and the consideration of past and current performance and overall macroeconomic and regulatory environments. There is risk that if the Company does not meet forecasted financial results, such as asset volume and returns and deposit growth and rate projections, there could be incremental goodwill impairment. In addition to financial results, other inputs to the valuation, such as the discount rate and market assumptions, including stock prices of comparable companies, could negatively affect the estimated fair value of the reporting units in the future. Refer to Note 26 - Goodwill and Intangible Assets in Item 8. Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended December 31, 2017 for a detailed description of the key assumptions used to identify and quantify goodwill impairment, if applicable.

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from those described in our Annual Report on Form 10-K for the year ended December 31, 2017.

CIT GROUP INC. 73

SELECT DATA

Select Data (dollars in millions)

	At or for the Quarters Ended
	March 31, 2018	December 31, 2017	March 31, 2017
Select Statement of Operations Data
Net interest revenue	$270.7	$279.0	$292.6
Provision for credit losses	68.8	30.4	49.7
Total non-interest income	358.3	389.8	330.4
Total non-interest expenses	415.2	693.5	438.9
Income (loss) from continuing operations, net of tax	103.7	(82.8)	78.2
Net income (loss)	97.0	(88.0)	179.9
Net income (loss) applicable to common shareholders	97.0	(97.8)	179.9
Per Common Share Data
Diluted income per common share — continuing operations	$0.79	$(0.70)	$0.38
Diluted income per common share	$0.74	$(0.74)	$0.88
Book value per common share	$52.97	$53.25	$50.14
Tangible book value per common share	$49.25	$49.58	$46.09
Dividends declared per common share	$0.16	$0.16	$0.15
Dividend payout ratio	21.6%	NM	17.0%
Performance Ratios
Return (continuing operations) on average common stockholders' equity (ROATCE)	6.83%	8.42%	5.36%
Return on average common stockholders' equity applicable to Common shareholders (ROE)	6.09%	(5.29)%	4.49%
Net finance revenue as a percentage of average earning assets	3.45%	3.59%	3.57%
Return on Average Earning Assets applicable to Common Shareholders (ROA)	0.92%	(0.83)%	0.67%
Return (from continuing operations) on average continuing operations total assets	0.87%	(0.70)%	0.63%
Balance Sheet Data
Loans including receivables pledged	$29,453.6	$29,113.9	$29,691.4
Allowance for loan losses	(447.6)	(431.1)	(448.6)
Operating lease equipment, net	6,774.9	6,738.9	7,516.2
Goodwill	369.9	369.9	686.1
Total cash and deposits	4,096.3	1,718.7	6,156.9
Investment securities	5,910.5	6,469.9	4,476.3
Assets of discontinued operation	463.1	501.3	12,718.2
Total assets	51,542.5	49,278.7	63,094.4
Deposits	30,593.9	29,569.3	32,336.2
Borrowings	10,437.3	8,974.4	14,736.3
Liabilities of discontinued operation	496.6	509.3	2,731.9
Total common stockholders’ equity	6,801.8	6,995.0	10,165.2
Credit Quality
Non-accrual loans as a percentage of loans	0.80%	0.76%	0.87%
Net charge-offs as a percentage of average loans	0.68%	0.26%	0.37%
Allowance for loan losses as a percentage of loans	1.52%	1.48%	1.51%
Capital Ratios
Total ending equity to total ending assets	13.8%	14.9%	16.1%
CET1 Capital Ratio (fully phased-in)	14.1%	14.4%	14.3%
Tier 1 Capital Ratio (fully phased-in)	14.8%	15.1%	14.3%
Total Capital Ratio (fully phased-in)	16.8%	16.2%	15.1%

74 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Total Net Revenue and Net Operating Lease Revenue (dollars in millions)

	Quarters Ended
	March 31, 2018	December 31, 2017	March 31, 2017

Interest income	$451.2	$447.7	$455.7
Rental income on operating leases	253.6	252.6	251.3
Finance revenue (Non-GAAP)	704.8	700.3	707.0
Interest expense	180.5	168.7	163.1
Depreciation on operating lease equipment	76.4	74.3	73.5
Maintenance and other operating lease expenses	57.4	57.9	53.8
Net finance revenue (Non-GAAP)	390.5	399.4	416.6
Other non-interest income	104.7	137.2	79.1
Total net revenue (Non-GAAP)	$495.2	$536.6	$495.7

NFR (Non-GAAP)	$390.5	$399.4	$416.6
Suspended depreciation on assets HFS	(9.3)	(8.8)	—
Adjusted NFR (Non-GAAP)	$381.2	$390.6	$416.6
NFR as a % of AEA (Non-GAAP)	3.45%	3.59%	3.57%
NFR as a % of AEA, adjusted for noteworthy items (Non-GAAP)	3.37%	3.51%	3.57%

Net Operating Lease Revenues
Rental income on operating leases	$253.6	$252.6	$251.3
Depreciation on operating lease equipment	76.4	74.3	73.5
Maintenance and other operating lease expenses	57.4	57.9	53.8
Net operating lease revenue (Non-GAAP)	$119.8	$120.4	$124.0

CIT GROUP INC. 75

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

Operating Expenses Excluding Certain Costs (dollars in millions)

	Quarters Ended
Operating Expenses	March 31, 2018	December 31, 2017	March 31, 2017
Operating expenses	$281.3	$304.0	$311.6
Intangible asset amortization	6.0	6.1	6.2
Restructuring costs	—	31.9	14.8
Operating expenses excluding restructuring costs, intangible assets amortization, and other noteworthy items (Non-GAAP)	$275.3	$266.0	$290.6

Operating expenses (excluding restructuring costs and intangible assets amortization) as a % of AEA (excluding noteworthy items)	2.43%	2.39%	2.49%

Total Net Revenue (Non-GAAP)	$495.2	$536.6	$495.7
Suspended depreciation on assets HFS	(9.3)	(8.8)	—
LIHTC accounting policy change	—	(29.4)	—
CTA charge	—	—	8.1
Total Net Revenue, excluding noteworthy items (Non-GAAP)	$485.9	$498.4	$503.8
Net Efficiency Ratio	55.6%	49.6%	58.6%
Net Efficiency Ratio excluding noteworthy items	56.7%	53.4%	57.7%

3.	Other Non-Interest Income

Other non-interest income serves as a source of revenue for CIT. Management monitors the level absent certain items to assist in comparability with prior period levels. We exclude the noteworthy items due to their episodic nature and size. Due to the exclusions of noteworthy items, these are considered non-GAAP measures, as presented in the reconciliation below.

Other Non-Interest Income (dollars in millions)
	Quarters Ended
	March 31, 2018	December 31, 2017	March 31, 2017
Other non-interest income	$104.7	$137.2	$79.1
CTA charge	—	—	8.1
LIHTC accounting policy change	—	(29.4)	—
Total other non-interest income, excluding noteworthy items (Non-GAAP)	$104.7	$107.8	$87.2

76 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

4.	Earning Assets and Average Earning Assets (“AEA”)

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

Earning Assets (dollars in millions)
	Quarters Ended
Period End Earning Assets	March 31, 2018	December 31, 2017	March 31, 2017
Loans	$29,453.6	$29,113.9	$29,691.4
Operating lease equipment, net	6,774.9	6,738.9	7,516.2
Assets held for sale	2,298.8	2,263.1	562.6
Credit balances of factoring clients	(1,549.0)	(1,468.6)	(1,547.1)
Interest-bearing cash	3,895.4	1,440.1	5,415.2
Investment securities	5,910.5	6,469.9	4,476.3
Securities purchased under agreement to resell	250.0	150.0	—
Indemnification assets	120.5	142.4	313.1
Total earning assets (Non-GAAP)	$47,154.7	$44,849.7	$46,427.7
Average Earning Assets (for the respective periods) (Non-GAAP)	$45,265.1	$44,562.1	$46,638.9
AEA, excluding noteworthy items (Non-GAAP)	$45,265.1	$44,562.1	$46,638.9

CIT GROUP INC. 77

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

Tangible Book Value (dollars in millions)

	Quarters Ended
Tangible Book Value	March 31, 2018	December 31, 2017	March 31, 2017
Total common shareholders' equity	$6,801.8	$6,995.0	$10,165.2
Less: Goodwill	(369.9)	(369.9)	(686.1)
Intangible assets	(107.0)	(113.0)	(134.3)
Tangible book value (Non-GAAP)	6,324.9	6,512.1	9,344.8
Less: Disallowed deferred tax asset	(98.9)	(104.8)	(140.6)
Tangible common equity (Non-GAAP)	$6,226.0	$6,407.3	$9,204.2
Average tangible common equity (Non-GAAP)	$6,332.1	$6,327.5	$9,118.8
Estimated capital adjustment related to Commercial Air sale	—	—	(2,975.0)
Average tangible common equity, excluding noteworthy items (Non-GAAP)	$6,332.1	$6,327.5	$6,143.8

Net income (loss) applicable to common shareholders	$97.0	$(97.8)	$179.9
Goodwill impairment	—	222.1	—
Intangible asset amortization, after tax	4.4	3.7	4.1
Non-GAAP income - for ROTCE calculation	$101.4	$128.0	$184.0
Return on average tangible common equity	6.41%	8.09%	8.07%

Non-GAAP income applicable to common shareholders (from the following non-GAAP noteworthy tables)	$90.2	$125.1	$163.1
Intangible asset amortization, after tax	4.4	3.7	4.1
Non-GAAP income - for ROTCE calculation	$94.6	$128.8	$167.2
Return on average tangible common equity, excluding noteworthy items	5.98%	8.14%	10.89%

Income (loss) from continuing operations applicable to common shareholders	$103.7	$(92.6)	$78.2
Goodwill impairment	—	222.1	—
Intangible asset amortization, after tax	4.4	3.7	4.1
Non-GAAP income from continuing operations - for ROTCE calculation	$108.1	$133.2	$82.3
Non-GAAP income from continuing operations (from next page)	$96.9	$130.3	$109.4
Intangible asset amortization, after tax	4.4	3.7	4.1
Non-GAAP income from continuing operations - for ROTCE calculation	$101.3	$134.0	$113.5
Average tangible common equity(7)	$6,332.1	$6,327.5	$9,118.8
Estimated capital adjustment related to Commercial Air sale	—	—	(2,975.0)
Average tangible common equity(7) pro forma for estimated capital adjustment	$6,332.1	$6,327.5	$6,143.8
Return on average tangible common equity, proforma for estimated capital adjustment	6.83%	8.42%	5.36%
Return on average tangible common equity, after noteworthy items(8) and proforma for estimated capital adjustment	6.40%	8.47%	7.40%

6.	Net income excluding noteworthy items and income from continuing operations excluding noteworthy items

Net income excluding noteworthy items and income from continuing operations excluding noteworthy items are non-GAAP measures used by management as each excludes items from the respective line item in the GAAP statement of income. Due to volume and size of noteworthy items, the Company believes that adjusting for these items provides the user of CIT’s financial information a measure of the underlying performance of the Company and of continuing operations specifically. The non-GAAP noteworthy items are summarized in the following categories: significant due to the magnitude of the transaction; transactions pertaining to items no longer considered core to CIT’s on-going operations (i.e. sales of Non-Strategic Portfolios); legacy

78 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

OneWest Bank issues prior to CIT’s ownership; and recurring items consistently noted in other non-GAAP measures, even though balance may not have been significant.

Net Income and Income from Continuing Operations, Excluding Noteworthy Items (dollars in millions, except per share data)
	Description	Line Item	Pre-tax Balance	Income Tax(2)	After-tax Balance	Per Share
Quarter Ended March 31, 2018
Net income applicable to common shareholders					$97.0	$0.74
Continuing Operations	NACCO suspended depreciation	Depreciation on operating lease equipment	$(9.3)	$2.5	(6.8)	(0.05)
Non-GAAP income applicable to common shareholders, excluding noteworthy items(1)					$90.2	$0.69

Income from continuing operations applicable to common shareholders					$103.7	$0.79
Continuing Operations	NACCO suspended depreciation	Depreciation on operating lease equipment	$(9.3)	$2.5	(6.8)	(0.05)
Non-GAAP income from continuing operations applicable to common shareholders, excluding noteworthy items(1)					$96.9	$0.74

Quarter Ended December 31, 2017
Net income applicable to common shareholders					$(97.8)	$(0.74)
Continuing Operations	LIHTC accounting policy change	Other non-interest income	$(29.4)	$—	(29.4)	(0.22)
	LIHTC accounting policy change	Benefit / provision for income taxes	—	38.2	38.2	0.29
	NACCO suspended depreciation	Depreciation on operating lease equipment	(8.8)	2.7	(6.1)	(0.05)
	NACCO DTA/DTL rate change	Benefit / provision for income taxes	—	(11.0)	(11.0)	(0.08)
	NACCO investment	Benefit / provision for income taxes	—	12.0	12.0	0.09
	Goodwill impairment	Goodwill impairment	255.6	(33.5)	222.1	1.69
	Strategic tax item - restructuring of an international legal entity	Benefit / provision for income taxes	—	(11.3)	(11.3)	(0.09)
	Tax reform	Benefit / provision for income taxes	—	(11.6)	(11.6)	(0.09)
	Restructuring expenses	Operating expenses	31.9	(11.9)	20.0	0.15
Non-GAAP income from continuing operations applicable to common shareholders, excluding noteworthy items(1)					$125.1	$0.95

Income from continuing operations applicable to common shareholders					$(92.6)	$(0.70)
Continuing Operations	LIHTC accounting policy change	Other non-interest income	$(29.4)	$—	(29.4)	(0.22)
	LIHTC accounting policy change	Benefit / provision for income taxes	—	38.2	38.2	0.29
	NACCO suspended depreciation	Depreciation on operating lease equipment	(8.8)	2.7	(6.1)	(0.05)
	NACCO DTA/DTL rate change	Benefit / provision for income taxes	—	(11.0)	(11.0)	(0.08)
	NACCO investment	Benefit / provision for income taxes	—	12.0	12.0	0.09
	Goodwill impairment	Goodwill impairment	255.6	(33.5)	222.1	1.69
	Strategic tax item - restructuring of an international legal entity	Benefit / provision for income taxes	—	(11.3)	(11.3)	(0.09)
	Tax reform	Benefit / provision for income taxes	—	(11.6)	(11.6)	(0.09)
	Restructuring expenses	Operating expenses	31.9	(11.9)	20.0	0.15
Non-GAAP income from continuing operations applicable to common shareholders, excluding noteworthy items(1)					$130.3	$0.99

Quarter Ended March 31, 2017
Net income applicable to common shareholders					$179.9	$0.88
Continuing Operations	CTA Charge	Other non-interest income	$8.1	$(1.3)	6.8	0.03
	Restructuring expenses	Operating expenses	14.8	(4.4)	10.4	0.05
	Entity Restructuring	Benefit / provision for income taxes	—	14.0	14.0	0.07
Discontinued Operations	Suspended depreciation		(113.0)	44.0	(69.0)	(0.34)
	Secured Debt Paydown		39.0	(5.0)	34.0	0.17
	Gain on Sale - TC CIT joint venture		(14.0)	1.0	(13.0)	(0.06)
Non-GAAP income applicable to common shareholders, excluding noteworthy items(1)					$163.1	$0.80

Income from continuing operations applicable to common shareholders					$78.2	$0.38
Continuing Operations	CTA Charge	Other non-interest income	$8.1	$(1.3)	6.8	0.03
	Restructuring expenses	Operating expenses	14.8	(4.4)	10.4	0.05
	Entity Restructuring	Benefit / provision for income taxes	—	14.0	14.0	0.07
Non-GAAP income from continuing operations applicable to common shareholders, excluding noteworthy items(1)					$109.4	$0.54

(1)	Items may not sum due to rounding.

(2)	Income tax rates vary depending on the specific item and the entity location in which it is recorded.

CIT GROUP INC. 79

7.    Effective Tax Rate Reconciliation

The provision for income taxes before noteworthy items and separately, tax only discrete items and the respective effective tax rate are non-GAAP measures, which management uses for analytical purposes to understand the Company’s underlying tax rate. Noteworthy items are presented in item 6 above, and discussed in various sections of the MD&A. The tax discrete items are discussed in the Income Tax section.

	Quarters Ended
Effective Tax Rate Reconciliation - Noteworthy Items	March 31, 2018	December 31, 2017	March 31, 2017
Provision for income taxes - GAAP	$41.3	$27.7	$56.2
Income taxes on noteworthy items	2.5	(26.4)	8.3
Provision for income taxes, before noteworthy items - Non-GAAP	38.8	54.1	47.9
Income tax - remaining discrete items	1.7	(22.4)	(2.3)
Provision for income taxes, before noteworthy and discrete tax items - Non-GAAP	$37.1	$76.5	$50.2
Income (loss) from continuing operations before provision for income taxes - GAAP	$145.0	$(55.1)	$134.4
Noteworthy items before tax	(9.3)	249.3	22.9
Adjusted income from continuing operations before provision for income taxes - Non-GAAP	$135.7	$194.2	$157.3
Effective tax rate - GAAP	28.5%	(50.3)%	41.8%
Effective tax rate, before noteworthy items - Non-GAAP	28.6%	27.9%	30.5%
Effective tax rate, before noteworthy and tax discrete items - Non-GAAP	27.3%	39.4%	31.9%

8.	Regulatory

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

80 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

•	our commitments to extend credit or purchase equipment.

All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements expressed or implied in these statements. Forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

•	risks inherent in deposit funding, including reducing reliance on brokered deposits, increasing commercial deposits and retail non-maturity accounts, and expanding treasury management services,

•	risks inherent in capital markets, including liquidity, changes in market interest rates and quality spreads, and our access to secured and unsecured debt and asset-backed securitization markets,

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

•
uncertainties associated with risk management, including evaluating credit, adequacy of reserves for credit losses, prepayment risk, asset/liability risk, interest rate and currency risks, and cybersecurity risks,

•
risks of implementing new processes, procedures, and systems, including those required to strengthen internal controls, improve data quality, and reliability, or comply with the additional laws and regulations applicable to systemically important financial institutions, such as the CCAR process, enhanced prudential standards, and Basel III,

•
risks associated with the value and recoverability of leased equipment and related lease residual values, including railcars, telecommunications towers, technology and office equipment, information technology equipment, including data centers, and large and small industrial, medical, and transportation equipment,

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2018. Based on such evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CIT GROUP INC. 81

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

Item 1A.  Risk Factors

Risk factors remain unchanged during the quarter. For a discussion of risk factors, see Part I, Item 1A. Risk Factors, of CIT’s Annual Report on Form 10-K for the year ended December 31, 2017, and Forward-Looking Statements of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were approximately 3.7 million shares of the Company’s common stock repurchased through open market repurchases (OMR) during the quarter ended March 31, 2018 as shown in the following table:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2018	87,600	$49.62	87,600
February 1 - 28, 2018	1,653,519	$52.39	1,653,519
March 1 - 31, 2018	1,924,747	$53.98	1,924,747
Total Purchases	3,665,866

As of March 31, 2018, CIT had up to $705 million of repurchases remaining, including $25 million related to employee stock ownership plans that can be executed by the end of the first half of 2018 under current authorizations. The Company has purchased in the open market an additional $71 million, 1.4 million shares, at an average repurchase price of $51.86 through April 24. On April 26, CIT commenced a modified "Dutch auction" cash tender offer to purchase up to $500 million of its common stock, par value $0.01 per share. See Note 15 - Subsequent Events in Item 1. Consolidated Financial Statements for additional information.

Item 4.  Mine Safety Disclosure

Not applicable

CIT GROUP INC. 82

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

4.3
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

4.4
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

4.5
Fourth Supplemental Indenture, dated as of August 1, 2013, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 5.00% Senior Unsecured Note due 2023) (incorporated by reference to Exhibit 4.2 to Form 8-K filed August 1, 2013).

4.6
Fifth Supplemental Indenture, dated as of February 19, 2014, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 3.875% Senior Unsecured Note due 2019) (incorporated by reference to Exhibit 4.1 to Form 8-K filed February 19, 2014.

4.7
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

4.8
Seventh Supplemental Indenture, dated as of March 9, 2018, by and among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 4.125% Senior Unsecured Notes due 2021 and Form of 5.250% Senior Unsecured Notes due 2025) (incorporated by reference to Exhibit 4.2 to Form 8-K filed March 9, 2018).

4.9
Subordinated Indenture, dated as of March 9, 2018, between CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (incorporated by reference to Exhibit 4.3 to Form 8-K filed March 9, 2018).

4.10
First Supplemental Indenture, dated as of March 9, 2018, between CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 6.125% Subordinated Notes due 2028) (incorporated by reference to Exhibit 4.4 to Form 8-K filed March 9, 2018).

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
10.7**
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

10.8*	CIT Employee Severance Plan (Effective as of November 6, 2013) (incorporated by reference to Exhibit 10.37 in Form 10-Q filed November 6, 2013).

CIT GROUP INC. 83

10.9
Stockholders Agreement, by and among CIT Group Inc. and the parties listed on the signature pages thereto, dated as of July 21, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 25, 2014).

10.10*
Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2014) (incorporated by reference to Exhibit 10.32 to Form 10-K filed February 20, 2015).

10.11*	Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2014) (incorporated by reference to Exhibit 10.35 to Form 10-Q filed May 7, 2015).
10.12*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with ROTCE and Credit Provision Performance Measures) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed May 7, 2015).

10.13*
Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with Average Earnings per Share and Average Pre-Tax Return on Assets Performance Measures) (incorporated by reference to Exhibit 10.38 to Form 10-Q filed May 7, 2015).

10.14*	Offer Letter, dated October 27, 2015, between CIT Group Inc. and Ellen R. Alemany, including Attached Exhibits. (incorporated by reference to Exhibit 10.39 to Form 10-Q filed November 13, 2015).
10.15
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

10.17
Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2016) (with ROTCE and Credit Provision Performance Measures) (incorporated by reference to Exhibit 10-45 to Form 10-K filed on March 16, 2017).

10.18
Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2016) (incorporated by reference to Exhibit 10-46 to Form 10-K filed on March 16, 2017).

10.19	CIT Employee Severance Plan (As Amended and Restated Effective January 1, 2017) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed November 9, 2016).
10.20	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Director Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10-48 to Form 10-K filed on March 16, 2017).
10.21
Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2017) (with ROTCE Performance Measure and TSR Modifier) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed May 8, 2017).

10.22	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2017) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed May 8, 2017).
10.23	Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2018) (filed herein).
10.24	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with performance Based Vesting) (2018) (filed herein).
12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.
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

101.INS
XBRL Instance Document (Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.)

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

84 Item 6.  Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 4, 2018	CIT GROUP INC.

/s/ John Fawcett
John Fawcett
Executive Vice President and Chief Financial Officer

/s/ Edward K. Sperling
Edward K. Sperling
Executive Vice President and Controller

85