Form 10-Q
period 2018-06-30
CIT GROUP INC
filed 2018-08-03
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934	| |	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes |_| No |_|

As of July 31, 2018, there were 113,133,036 shares of the registrant’s common stock outstanding.

Part One — Financial Information

Item 1. Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions — except share data)

	June 30, 2018	December 31, 2017
Assets
Cash and due from banks, including restricted balances of $26.5 at June 30, 2018 and $42.9 at December 31, 2017(1) (see Note 6 for amounts pledged)	$208.6	$278.6
Interest bearing deposits, including restricted balances of $81.1 at June 30, 2018 and $81.8 at December 31, 2017(1) (see Note 6 for amounts pledged)	3,267.0	1,440.1
Securities purchased under agreement to resell	200.0	150.0
Investment securities, including securities carried at fair value with changes recorded in net income of $44.1 at June 30, 2018 and $0.4 at December 31, 2017 (see Note 6 for amounts pledged)	5,907.4	6,469.9
Assets held for sale(1)	1,335.8	2,263.1
Loans (see Note 6 for amounts pledged)	29,348.4	29,113.9
Allowance for loan losses	(467.3)	(431.1)
Total loans, net of allowance for loan losses(1)	28,881.1	28,682.8
Operating lease equipment, net (see Note 6 for amounts pledged)(1)	6,833.9	6,738.9
Bank-owned life insurance	801.7	788.6
Goodwill	369.9	369.9
Other assets, including $187.0 at June 30, 2018 and $68.7 at December 31, 2017, at fair value	1,667.2	1,595.5
Assets of discontinued operations(1)	382.4	501.3
Total Assets	$49,855.0	$49,278.7
Liabilities
Deposits	$31,181.2	$29,569.3
Credit balances of factoring clients	1,430.8	1,468.6
Other liabilities, including $169.2 at June 30, 2018 and $198.1 at December 31, 2017, at fair value	1,506.8	1,437.1
Borrowings, including $1,049.2 at June 30, 2018 and $1,626.3 at December 31, 2017 contractually due within twelve months	8,859.6	8,974.4
Liabilities of discontinued operations(1)	350.9	509.3
Total Liabilities	43,329.3	41,958.7
Stockholders’ Equity

Preferred Stock: $0.01 par value, 100,000,000 authorized, 325,000 shares issued and outstanding	325.0	325.0
Common Stock: $0.01 par value, 600,000,000 authorized
Issued: 208,880,109 at June 30, 2018 and 207,628,491 at December 31, 2017	2.1	2.1
Outstanding: 115,968,295 at June 30, 2018 and 131,352,924 at December 31, 2017
Paid-in capital	8,822.0	8,798.1
Retained earnings	2,079.4	1,906.5
Accumulated other comprehensive loss	(176.1)	(86.5)
Treasury stock: 92,911,814 at June 30, 2018 and 76,275,567 shares at December 31, 2017 at cost	(4,526.7)	(3,625.2)
Total Common Stockholders’ Equity	6,200.7	6,995.0
Total Equity	6,525.7	7,320.0
Total Liabilities and Equity	$49,855.0	$49,278.7
(1)

The following table presents information on assets and liabilities related to Variable Interest Entities (“VIEs”) that are consolidated by the Company. The difference between VIE total assets and total liabilities represents the Company’s interests in those entities, which were eliminated in consolidation. The assets of the consolidated VIEs will be used to settle the liabilities of those entities and, except for the Company’s interest in the VIEs, are not available to the creditors of CIT or any affiliates of CIT.

Assets
Cash and interest bearing deposits, restricted	$79.0	$80.4
Total loans, net of allowance for loan losses	2.9	119.1
Operating lease equipment, net	771.5	763.3
Total Assets	$853.4	$962.8
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$472.9	$566.6
Total Liabilities	$472.9	$566.6

The accompanying notes are an integral part of these consolidated financial statements.

2 Item 1.  Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	(dollars in millions — except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income
Interest and fees on loans	$415.5	$421.3	$816.4	$833.4
Other interest and dividends	58.1	56.9	108.4	100.5
Interest income	473.6	478.2	924.8	933.9
Interest expense
Interest on borrowings	94.6	114.6	178.0	183.7
Interest on deposits	110.6	94.6	207.7	188.6
Interest expense	205.2	209.2	385.7	372.3
Net interest revenue	268.4	269.0	539.1	561.6
Provision for credit losses	32.9	4.4	101.7	54.1
Net interest revenue, after credit provision	235.5	264.6	437.4	507.5
Non-interest income
Rental income on operating leases	261.3	251.2	514.9	502.5
Other non-interest income	135.4	84.6	240.1	163.7
Total non-interest income	396.7	335.8	755.0	666.2
Total revenue, net of interest expense and credit provision	632.2	600.4	1,192.4	1,173.7
Non-interest expenses
Depreciation on operating lease equipment	77.2	77.4	153.6	150.9
Maintenance and other operating lease expenses	63.5	53.3	120.9	107.1
Operating expenses	267.5	295.6	548.8	607.2
Loss on debt extinguishment and deposit redemption	19.3	164.8	19.4	164.8
Total non-interest expenses	427.5	591.1	842.7	1,030.0
Income from continuing operations before (benefit) provision for income taxes	204.7	9.3	349.7	143.7
Provision (benefit) for income taxes	57.4	(31.9)	98.7	24.3
Income from continuing operations	147.3	41.2	251.0	119.4
Discontinued Operations
Income (loss) from discontinued operations, net of taxes	(4.2)	8.3	(10.9)	97.3
Gain (loss) on sale of discontinued operations, net of taxes	(16.3)	107.2	(16.3)	119.9
Total income (loss) from discontinued operations, net of taxes	(20.5)	115.5	(27.2)	217.2
Net Income	$126.8	$156.7	$223.8	$336.6
Preferred dividends	9.4	—	9.4	—
Net income available to common shareholders	$117.4	$156.7	$214.4	$336.6
Income from continuing operations available to common shareholders	$137.9	$41.2	$241.6	$119.4
Basic income per common share
Income from continuing operations	$1.12	$0.23	$1.90	$0.62
Income (loss) from discontinued operations	(0.17)	0.63	(0.21)	1.13
Basic income per share	$0.95	$0.86	$1.69	$1.75
Diluted income per common share
Income from continuing operations	$1.11	$0.22	$1.88	$0.62
Income (loss) from discontinued operations	(0.17)	0.63	(0.21)	1.12
Diluted income per share	$0.94	$0.85	$1.67	$1.74
Average number of common shares (thousands)
Basic	123,499	182,347	126,964	192,286
Diluted	124,686	183,796	128,110	193,460
Dividends declared per common share	$0.25	$0.15	$0.41	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. 3

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$126.8	$156.7	$223.8	$336.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4.2)	30.7	(6.6)	43.5
Net unrealized gains (losses) on available for sale securities	(22.4)	4.0	(86.3)	6.7
Changes in benefit plans net gain and prior service credit	0.4	0.6	3.8	1.5
Other comprehensive income (loss), net of tax	(26.2)	35.3	(89.1)	51.7
Comprehensive income	$100.6	$192.0	$134.7	$388.3

The accompanying notes are an integral part of these consolidated financial statements.

4 Item 1.  Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2017	$325.0	$2.1	$8,798.1	$1,906.5	$(86.5)	$(3,625.2)	$—	$7,320.0
Adoption of Accounting Standard Updates 2016-01, 2016-16, and 2018-02	—	—	—	0.7	(0.5)	—	—	0.2
Net income	—	—	—	223.8	—	—	—	223.8
Other comprehensive loss, net of tax	—	—	—	—	(89.1)	—	—	(89.1)
Dividends paid	—	—	—	(51.6)	—	—	—	(51.6)
Share repurchases	—	—	—	—	—	(876.3)	—	(876.3)
Amortization of restricted stock, stock option and performance shares expenses	—	—	22.5	—	—	(25.2)	—	(2.7)
Employee stock purchase plan	—	—	1.4	—	—	—	—	1.4
June 30, 2018	$325.0	$2.1	$8,822.0	$2,079.4	$(176.1)	$(4,526.7)	$—	$6,525.7

December 31, 2016	$—	$2.1	$8,765.8	$1,553.0	$(140.1)	$(178.1)	$0.4	$10,003.1
Adoption of Accounting Standard Update 2016-09	—	—	1.0	(1.0)	—	—	—	—
Net income	—	—	—	336.6	—	—	—	336.6
Other comprehensive income, net of tax	—	—	—	—	51.7	—	—	51.7
Dividends paid	—	—	—	(61.7)	—	—	—	(61.7)
Issuance of preferred stock	325.0	—	(7.0)	—	—	—	—	318.0
Share repurchases	—	—	(76.8)	—	—	(3,229.2)	—	(3,306.0)
Amortization of restricted stock, stock option and performance shares expenses	—	—	27.4	—	—	(18.9)	—	8.5
Employee stock purchase plan	—	—	1.4	—	—	—	—	1.4
Other	—	—	—	—	—	—	(0.1)	(0.1)
June 30, 2017	$325.0	$2.1	$8,711.8	$1,826.9	$(88.4)	$(3,426.2)	$0.3	$7,351.5

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. 5

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Six Months Ended June 30,
	2018	2017
Cash Flows From Operations
Net income	$223.8	$336.6
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	101.7	54.1
Depreciation on operating lease equipment	153.6	150.9
Amortization of stock compensation expenses	22.5	27.4
Net gain on asset sales and impairments on assets held for sale	(46.0)	(279.0)
Loss on debt extinguishment and other deposit redemption	19.4	203.8
Provision for deferred income taxes	57.6	111.0
(Increase) decrease in finance receivables held for sale	(13.0)	80.3
(Increase) decrease in other assets	(136.5)	132.2
Decrease in other liabilities	(21.6)	(629.6)
Other operating activities	139.4	48.4
Net cash flows provided by operations	500.9	236.1
Cash Flows From Investing Activities
Changes in loans, net	(470.7)	663.7
Purchases of investment securities	(1,055.4)	(3,343.8)
Proceeds from sales and maturities of investment securities	1,502.3	2,223.8
Proceeds from asset and receivable sales	1,093.0	674.2
Proceeds from sale of commercial air	—	10,004.0
Purchases of assets to be leased and other equipment	(304.6)	(604.2)
Proceeds from sale of OREO, net of repurchases	46.9	51.4
Other investing activities	20.9	43.3
Net cash flows provided by investing activities	832.4	9,712.4
Cash Flows From Financing Activities
Proceeds from the issuance of term debt and FHLB advances	3,065.7	16.8
Repayments of term debt, FHLB advances, and net settlements	(3,237.1)	(7,407.4)
Net increase (decrease) in deposits	1,606.2	(1,360.8)
Repurchase of common stock	(876.3)	(3,306.0)
Net proceeds from issuance of preferred stock	—	318.0
Dividends paid	(51.6)	(61.7)
Other financing activities	(81.8)	(3.5)
Net cash flows provided by (used in) financing activities	425.1	(11,804.6)
Effect of exchange rate changes on cash and cash equivalents	(8.8)	10.0
Increase (decrease) in cash, cash equivalents and restricted cash	1,749.6	(1,846.1)
Cash, cash equivalents, and restricted cash beginning of period	1,726.4	7,195.4
Cash, cash equivalents, and restricted cash end of period	$3,476.0	$5,349.3
Supplementary Cash Flow Disclosures
Interest paid	$(376.8)	$(561.0)
Federal, foreign, state and local income taxes (paid) refunded, net	$(18.2)	$(13.8)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$219.4	$1,220.0
Transfer of assets from held for sale to held for investment	$20.8	$88.2
Deposits on flight equipment purchases applied to acquisition of flight equipment purchases, and origination of finance leases, capitalized interest, and buyer furnished equipment	$—	$91.2
Transfers of assets to OREO	$24.1	$61.6
Capital lease unexercised bargain purchase options	$—	$17.5
Commitments extended during the period on affordable housing investment credits	$38.1	$50.1

The following tables shows a reconciliation of cash, cash equivalents and restricted cash on the Balance Sheet to that presented in the above Statements of Cash Flow.

	Six Months Ended June 30,
	2018	2017
Cash and due from banks, including restricted balances of $26.5 and $114.9 at June 30, 2018 and June 30, 2017, respectively	$208.6	$598.9
Interest bearing deposits, including restricted balances of $81.1 and $93.6 at June 30, 2018 and June 30, 2017, respectively	3,267.0	4,739.0
Cash included in assets of discontinued operations	0.4	11.4
Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$3,476.0	$5,349.3

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

The accounting and financial reporting policies of CIT conform to GAAP and the preparation of the consolidated financial statements requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. Some of the more significant estimates include: allowance for loan losses, loan impairment, fair value determination, lease residual values, liabilities for uncertain tax positions, realizability of deferred tax assets, purchase accounting adjustments, indemnification assets, goodwill, intangible assets, and contingent liabilities, including amounts associated with discontinued operations. Additionally where applicable, the policies conform to accounting and reporting guidelines prescribed by bank regulatory authorities.

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

Discontinued Operations

Discontinued Operations as of June 30, 2018 and December 31, 2017 included certain assets and liabilities of (i) the Financial Freedom business and (ii) the Business Air business. Income from discontinued operations reflects the activities of the Financial Freedom and Business Air businesses for the quarter and six months ended June 30, 2018 and Financial Freedom and the Aerospace (Commercial Air and Business Air) businesses for the quarter and six months ended June 30, 2017. We completed the sale of our Commercial Air business on April 4, 2017.

The Financial Freedom business, a former division of CIT Bank that serviced reverse mortgage loans, was acquired in conjunction with the OneWest Transaction in 2015 and sold on May 31, 2018. The sale included all the operations, mortgage servicing rights and related servicing assets and liabilities, although certain assets and liabilities of the Financial Freedom business were still held by CIT Bank at June 30, 2018 until certain investor consents are received. See further discussion in Note 2 — Discontinued Operations. In conjunction with the sale of the Financial Freedom business, the Company also sold its reverse mortgage portfolio, comprised of loans and related other real estate owned (“OREO”) assets. See further discussion in Note 3 — Loans. This portfolio had been reported in continuing operations since the OneWest Transaction and was serviced by the Financial Freedom business. (Collectively, the sale of the Financial Freedom business and the reverse mortgage portfolio is referred to as the “Financial Freedom Transaction”).

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K"). Effective January 1, 2018, CIT changed its accounting policy for revenue recognition resulting from the adoption of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers and subsequent related Accounting Standards Updates ("ASUs"). There were no other material changes to policies during the six months ended June 30, 2018. Refer to Other Newly Adopted Accounting Standards for other ASUs adopted in Q1 2018.

CIT GROUP INC. 7

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Revenue Recognition

On January 1, 2018, CIT adopted ASU 2014-09, Revenue Recognition - Revenue from Contracts with Customers (ASC 606) and subsequent related ASUs. ASU 2014-09 establishes the principles to apply in determining the amount and timing of revenue recognition. The core principle is that a company will recognize revenue when it transfers control of goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The guidance introduces a five-step, principle-based model, requiring more judgment than under previous GAAP to determine when and how revenue is recognized. The standard defers to existing guidance where revenue recognition models are already in place.

"Interest Income" and "Rental Income on Operating Leases", CIT's two largest revenue items, are out of scope of the new guidance, as are many other revenues relating to other financial assets and liabilities, including loans, leases, securities, and derivatives.  As a result, the implementation of the new guidance was limited to certain revenue streams within Non-Interest Income, including some immaterial bank related fees and gains or losses related to the sale and disposition of leased equipment and OREO, which is accounted for under ASC 610-20, Gains and Losses From the Derecognition of Nonfinancial Assets, and requires the Company to apply certain recognition and measurement principles of ASC 606.

CIT evaluated its in-scope revenue streams under the five-step model and concluded that ASU 2014-09 did not materially impact the current practice of revenue recognition as ASC 606 is consistent with the current accounting policy being applied by the Company for these revenues. Therefore, no change in the timing or amount of income recognized was identified. CIT also determined that costs incurred to obtain or fulfill contracts and financing components relating to in-scope revenue streams were immaterial to the Company.

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

The recognition of interest income on reverse mortgages is suspended upon the latter of the foreclosure sale date or date on which marketable title has been acquired (i.e., property becomes OREO).

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

8 Item 1.   Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Purchased credit impaired ("PCI") loans in pools that the Company may modify as TDRs are not within the scope of the accounting guidance for TDRs.

Other Newly Adopted Accounting Standards

The following pronouncements were issued by the Financial Accounting Standards Board (“FASB”) and adopted by CIT as of January 1, 2018. Refer to Note 1 - Business and Summary of Significant Accounting Policies on Form 10-Q for the quarter ended March 31, 2018 for a detailed description of these pronouncements:

•	ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.
•	ASU 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10).
•	ASU 2016-16, Income Taxes (Topic 740): Intra - Entity Transfers of Assets Other Than Inventory.
•	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.
•	ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.
•	ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business.
•	ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.
•	ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.
•	ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.
•	ASU 2017-12, Derivatives and Hedging (Topic 815) - Targeted Improvements to Accounting for Hedging Activities.

Recent Accounting Pronouncements

The following accounting pronouncements were issued by the FASB but are not yet effective for CIT.

Standard	Summary of Guidance	Effect on CIT's Financial Statements
ASU 2017-08, Receivables -Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities Issued March 2017

•ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date.

•The new guidance applies to all entities that hold investments in callable debt securities for which the amortized cost basis exceeds the amount repayable by the issuer at the earliest call date (i.e., at a premium).

•This guidance must be adopted on a modified retrospective basis through a cumulative-effect adjustment to retained earnings.

•Effective for CIT as of January 1, 2019.

•Based on CIT’s evaluation thus far, the adoption of this standard is not expected to have a material impact on CIT’s consolidated financial statements as unamortized premiums on debt securities are immaterial. However, CIT will continue to assess new securities purchased in 2018.

•CIT does not intend to early adopt this standard.

ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Shared-Based Payment Accounting Issued June 2018

•ASU 2018-07 supersedes ASC 505-50, Equity—Equity-Based Payments to Non-Employees and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangement.

•An entity should use a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year, for all (1) liability-classified nonemployee awards that have not been settled as of the adoption date and (2) equity-classified nonemployee awards for which a measurement date has not been established.

•Effective for CIT as of January 1, 2019.

•CIT is currently evaluating the impact of this standard on its consolidated financial statements and disclosures and does not intend to early adopt this standard.

CIT GROUP INC. 9

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU 2016-02, Leases (Topic 842) Issued February 2016

•Lessees will need to recognize all leases longer than twelve months on the consolidated balance sheets as lease liabilities with corresponding right-of-use assets. For Income Statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit thresholds.

•Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard. Lease classifications by lessors are similar, operating, direct financing, or sales-type.

•The ASU requires both quantitative and qualitative disclosures regarding key information about leasing arrangements. The new standard must be adopted using a modified retrospective transition, and provides for certain practical expedients. Transition will require application of the new guidance at the beginning of the earliest comparative period presented. Early adoption is permitted.

•Effective for CIT as of January 1, 2019.

•CIT will need to determine the impact where it is both a lessee and a lessor:

oLessor accounting: CIT is analyzing the impact of changes to the definition of ‘initial direct costs’ under the new guidance. The new standard has a narrower definition of initial direct costs, which will result in CIT recognizing increased upfront expenses offset by higher yield over the lease term. CIT is currently evaluating the bifurcation of certain non-lease components from lease revenue streams. If goods or services are determined to be a non-lease component and accounted for under ASC 606 or other applicable GAAP guidance, the income recognition may differ from current accounting.

oLessee accounting: CIT is continuing to evaluate the impact of the amended guidance on its Condensed Consolidated Financial Statements. CIT expects to recognize right-of-use assets and lease liabilities for substantially all of its operating lease commitments based on the present value of unpaid lease payments as of the date of adoption.

•CIT management has assembled a project committee to assess the impact of this guidance. Initial scoping and assessment is complete and CIT is continuing to evaluate the impact on its consolidated financial statements and disclosures.

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments Issued June 2016

•Introduces a forward-looking “expected loss” model (the “Current Expected Credit Losses” (“CECL”) model) to estimate credit losses to cover the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current U.S. GAAP, on certain types of financial instruments.

•It eliminates existing guidance for PCI loans, and requires recognition of an allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination.

•It amends existing impairment guidance for AFS securities to incorporate an allowance, which will allow for reversals of impairment losses in the event that the credit of an issuer improves.

•In addition, it expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the ALLL.

•Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted (modified-retrospective approach).

•Effective for CIT as of January 1, 2020.

•CIT management has established a project team and an oversight committee to assess the impact of this guidance and implement this standard. Initial gap assessment is complete and CIT is continuing to evaluate the impact on its consolidated financial statements and disclosures.

•While CIT is currently in the process of evaluating the impact of the amended guidance on its Condensed Consolidated Financial Statements, it currently expects the ALLL to increase upon adoption given that the allowance will be required to cover the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of CIT’s loan and lease portfolios at adoption date.

10 Item 1.   Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 2 — DISCONTINUED OPERATIONS

Aerospace

As discussed in Note 2 — Discontinued Operations in our Annual Report on Form 10-K for the year ended December 31, 2017, the activity for 2017 in the following tables included Commercial Air, which was sold on April 4, 2017. The following condensed financial information also reflects the Business Air business for the quarter and six months ended June 30, 2018 and as of June 30, 2018 and December 31, 2017.The balances for the quarter and six months ended June 30, 2017 included both Business Air and Commercial Air.

Condensed Balance Sheet — Aerospace (dollars in millions)

	June 30, 2018	December 31, 2017
Net Loans	$134.1	$165.8
Operating lease equipment, net	—	18.4
Other assets	0.3	—
Assets of discontinued operations	$134.4	$184.2
Other liabilities	$6.9	$8.8
Liabilities of discontinued operations	$6.9	$8.8

Condensed Statement of Income — Aerospace (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$2.1	$3.6	$4.2	$23.8
Interest expense	0.9	1.4	1.9	97.3
Rental income on operating leases	—	2.0	0.5	308.7
Other income (losses)	0.2	—	(0.8)	13.4
Maintenance and other operating lease expenses	—	—	—	4.2
Operating expenses	0.5	13.7	0.8	38.6
Loss on debt extinguishment(1)	—	—	—	39.0
Income (loss) from discontinued operations before provision (benefit) for income taxes	0.9	(9.5)	1.2	166.8
Provision (benefit) for income taxes	0.2	(7.4)	0.3	70.7
Gain on sale of discontinued operations, net of taxes	—	107.2	—	119.9
Income from discontinued operations, net of taxes	$0.7	$105.1	$0.9	$216.0
(1)

The Company repaid approximately $1 billion of secured borrowings in the first quarter of 2017 within discontinued operations and recorded a loss of $39 million in relation to the extinguishment of those borrowings.

Condensed Statement of Cash Flows — Aerospace (dollars in millions)

	Six Months Ended June 30,
	2018	2017
Net cash flows (used in) provided by operations	$(0.9)	$31.7
Net cash flows provided by investing activities	49.9	10,194.7

Reverse Mortgage Servicing

The Financial Freedom business, a former division of CIT Bank that serviced reverse mortgage loans, was acquired in conjunction with the OneWest Transaction in 2015 and sold on May 31, 2018. As part of the Financial Freedom Transaction, the sale of the Financial Freedom business included all the operations, mortgage servicing rights and related servicing assets and liabilities. During the second quarter of 2018, CIT recognized a net pre-tax loss on disposal of the Financial Freedom business of $22 million in discontinued operations primarily related to reserves and transaction costs. CIT has agreed to indemnify the purchaser for potential loan defects and servicing deficiencies related to the transferred servicing rights, both of which are capped and subject to time limitations. See Note 1 – Business and Summary of Significant Accounting Policies for a description of the Financial Freedom Transaction.

At June 30, 2018, certain assets and liabilities of the Financial Freedom business were still held by CIT Bank after the sale until certain investor consents are received, although the economic benefit and risk of the business has been transferred to the buyer. At June 30, 2018, assets of discontinued operations primarily included Home Equity Conversion Mortgage ("HECM") loans. Liabilities included reverse mortgage servicing liabilities, secured borrowings and contingent liabilities.

CIT GROUP INC. 11

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

As a mortgage servicer of residential reverse mortgage loans prior to the sale of Financial Freedom, the Company is exposed to contingent liabilities for breaches of servicer obligations as set forth in industry regulations established by the Department of Housing and Urban Development (“HUD”) and the Federal Housing Administration (“FHA”) and in servicing agreements with the applicable counterparties, such as third party investors. Under these agreements, the servicer may be liable for failure to perform its servicing obligations, which could include fees imposed for failure to comply with foreclosure timeframe requirements established by servicing guides and agreements to which CIT is a party as the servicer of the loans. The Company had established reserves for contingent servicing-related liabilities for CIT’s servicer obligation that shall remain in discontinued operations until the contingency is resolved.  Separately, the Company had recognized an indemnification receivable from the FDIC of $29 million as of December 31, 2017 for covered servicing-related obligations related to reverse mortgage loans pursuant to the loss share agreement between CIT Bank and the FDIC related to the acquisition by OneWest Bank from the FDIC of certain assets of IndyMac Federal Bank FSB (“IndyMac”) (the “IndyMac Transaction”). As of June 30, 2018, the indemnification receivable was reduced to zero as the contingent obligation for FDIC covered loans was no longer deemed probable pursuant to ASC 450 and related ASC 805. See the Company's Report on Form 10-K for the year ended December 31, 2017, Note 5 - Indemnification Assets, for further information.

Condensed Balance Sheet — Financial Freedom (dollars in millions)

	June 30, 2018	December 31, 2017
Total cash and deposits, all of which is restricted	$0.4	$7.7
Net Loans(1)	236.7	272.8
Other assets	10.9	36.6
Assets of discontinued operation	$248.0	$317.1
Secured borrowings(1)	$237.8	$268.2
Other liabilities(2)	106.2	232.3
Liabilities of discontinued operation	$344.0	$500.5
(1)	Net loans primarily include $217.4 million and $267.2 million of securitized balances at June 30, 2018 and December 31, 2017, respectively. Secured borrowings primarily relate to those receivables.
(2)	Other liabilities primarily include contingent liabilities and reverse mortgage servicing liabilities.

The results from discontinued operations for the quarters and six months ended June 30, 2018 and 2017 are presented below.

Condensed Statement of Income — Financial Freedom (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income(1)	$2.0	$2.7	$4.1	$5.5
Interest expense(1)	2.0	2.4	4.1	4.9
Other income (loss)(2)	4.3	(42.8)	11.0	(35.5)
Operating expenses (benefits)(3)	10.8	(59.6)	27.0	(36.9)
(Loss) income from discontinued operations before provision (benefit) for income taxes	(6.5)	17.1	(16.0)	2.0
Provision (benefit) for income taxes(4)	(1.6)	6.7	(4.2)	0.8
Loss on sale of discontinued operation, net of taxes	(16.3)	—	(16.3)	—
(Loss) income from discontinued operation, net of taxes	$(21.2)	$10.4	$(28.1)	$1.2
(1)	Includes amortization for the premium associated with the HECM loans and related secured borrowings.
(2)	For the quarter and six months ended June 30, 2017, other income included an impairment charge of approximately $50 million on the mortgage servicing liability.
(3)

Operating expense is comprised of salaries and benefits, professional and legal services, and other expenses such as data processing, premises and equipment, and miscellaneous charges. For the quarter and six months ended June 30, 2017, operating expenses included a net release of the curtailment reserve of $111 million, partially offset by an increase of $40 million in other servicing-related reserves.

(4)

For the quarters ended June 30, 2018 and 2017, the Company's tax rate for discontinued operation was 27% and 39%, respectively. For the six months ended June 30, 2018 and 2017, the Company's tax rate for discontinued operation was 27% and 42%, respectively.

Condensed Statement of Cash Flows — Financial Freedom (dollars in millions)

	Six Months Ended June 30,
	2018	2017
Net cash flows provided by (used in) operations	$18.4	$(16.4)
Net cash flows provided by investing activities	5.9	53.9

12 Item 1.   Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Combined Results for Discontinued Operations

The following tables reflect the combined results of the discontinued operations. Details of the balances are discussed in prior tables.

Condensed Combined Balance Sheet (dollars in millions)

	June 30, 2018	December 31, 2017
Total cash and deposits	$0.4	$7.7
Net Loans	370.8	438.6
Operating lease equipment, net	—	18.4
Other assets	11.2	36.6
Assets of discontinued operations	$382.4	$501.3
Secured borrowings	$237.8	$268.2
Other liabilities	113.1	241.1
Liabilities of discontinued operations	$350.9	$509.3

Condensed Combined Statement of Income (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income	$4.1	$6.3	$8.3	$29.3
Interest expense	2.9	3.8	6.0	102.2
Rental income on operating leases	—	2.0	0.5	308.7
Other income (losses)	4.5	(42.8)	10.2	(22.1)
Maintenance and other operating lease expenses	—	—	—	4.2
Operating expenses	11.3	(45.9)	27.8	1.7
Loss on debt extinguishment	—	—	—	39.0
Income (loss) from discontinued operations before benefit (provision) for income taxes	(5.6)	7.6	(14.8)	168.8
(Benefit) provision for income taxes	(1.4)	(0.7)	(3.9)	71.5
(Loss) gain on sale of discontinued operations, net of taxes	(16.3)	107.2	(16.3)	119.9
Income (loss) from discontinued operations, net of taxes	$(20.5)	$115.5	$(27.2)	$217.2

Condensed Combined Statement of Cash Flows (dollars in millions)

	Six Months Ended June 30,
	2018	2017
Net cash flows provided by operations	$17.5	$15.3
Net cash flows provided by investing activities	55.8	10,248.6

NOTE 3 — LOANS

Loans, excluding those reflected as discontinued operations, consist of the following:

Loans by Product (dollars in millions)

	June 30, 2018	December 31, 2017
Commercial loans	$20,930.3	$20,892.1
Direct financing leases and leveraged leases	2,572.5	2,685.8
Total commercial	23,502.8	23,577.9
Consumer loans	5,845.6	5,536.0
Total loans	29,348.4	29,113.9
Loans held for sale(1)	169.0	1,095.7
Loans and held for sale loans(1)	$29,517.4	$30,209.6

(1)

Loans held for sale includes loans primarily related to portfolios in Commercial Banking, Consumer Banking and the China portfolio in Non-Strategic Portfolios ("NSP"). As discussed in subsequent tables, since the Company manages the credit risk and collections of loans held for sale consistently with its loans held for investment, the aggregate amount is presented in this table.

As part of the Financial Freedom Transaction, on May 31, 2018, CIT sold its reverse mortgage portfolio, comprised of loans and related OREO assets of $884 million and recognized a net pre-tax gain on the sale of $27 million in other non-interest income. The loans were included in loans held for sale in the above table at December 31, 2017. See Note 1 – Business and Summary of Significant Accounting Policies for a description of the Financial Freedom Transaction.

CIT GROUP INC. 13

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents loans, excluding loans held for sale, by segment, based on obligor location:

Loans (dollars in millions)

	June 30, 2018			December 31, 2017
	Domestic	Foreign	Total	Domestic	Foreign	Total
Commercial Banking	$21,436.7	$1,603.0	$23,039.7	$21,368.7	$1,790.6	$23,159.3
Consumer Banking(1)	6,308.7	—	6,308.7	5,954.6	—	5,954.6
Total	$27,745.4	$1,603.0	$29,348.4	$27,323.3	$1,790.6	$29,113.9

(1)

The Consumer Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration ("SBA") loans. These loans are excluded from the Consumer loan balance and included in the Commercial loan balances in the tables throughout this note.

The following table presents selected components of the net investment in loans:

Components of Net Investment in Loans (dollars in millions)

	June 30, 2018	December 31, 2017
Unearned income	$(727.2)	$(727.8)
Unamortized premiums / (discounts)	15.4	3.7
Accretable yield on PCI loans	(972.8)	(1,063.7)
Net unamortized deferred costs and (fees)(1)	77.1	68.7

(1)	Balance relates to the Commercial Banking segment.

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

Commercial Loans and Held for Sale Loans — Risk Rating by Class / Segment (dollars in millions)

Grade:	Pass	Special Mention	Classified- accruing	Classified- non-accrual	PCI Loans	Total
June 30, 2018
Commercial Banking
Commercial Finance	$8,020.3	$650.7	$1,089.1	$201.3	$8.9	$9,970.3
Real Estate Finance	4,843.6	177.2	246.9	2.4	39.2	5,309.3
Business Capital	7,023.8	401.4	285.7	48.7	—	7,759.6
Rail	118.2	1.1	1.2	—	—	120.5
Total Commercial Banking	20,005.9	1,230.4	1,622.9	252.4	48.1	23,159.7
Consumer Banking
Other Consumer Banking(1)	410.2	14.9	35.2	0.7	2.1	463.1
Total Consumer Banking	410.2	14.9	35.2	0.7	2.1	463.1
Non- Strategic Portfolios	11.8	4.4	3.6	9.9	—	29.7
Total	$20,427.9	$1,249.7	$1,661.7	$263.0	$50.2	$23,652.5
December 31, 2017
Commercial Banking
Commercial Finance	$8,284.1	$640.9	$981.9	$134.8	$10.6	$10,052.3
Real Estate Finance	5,228.1	139.9	174.3	2.8	45.1	5,590.2
Business Capital	7,028.6	269.2	228.8	53.2	—	7,579.8
Rail	100.6	2.0	1.2	—	—	103.8
Total Commercial Banking	20,641.4	1,052.0	1,386.2	190.8	55.7	23,326.1
Consumer Banking
Other Consumer Banking(1)	378.5	5.9	31.9	—	2.2	418.5
Total Consumer Banking	378.5	5.9	31.9	—	2.2	418.5
Non- Strategic Portfolios	35.7	7.6	10.2	9.8	—	63.3
Total	$21,055.6	$1,065.5	$1,428.3	$200.6	$57.9	$23,807.9

(1)	Other Consumer Banking loans primarily consisted of SBA loans.

14 Item 1.   Financial Statements

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

Included in the consumer loan balances as of June 30, 2018 and December 31, 2017, were loans with terms that permitted negative amortization with an unpaid principal balance of $430 million and $484 million, respectively.

The table below summarizes the consumer loan LTV distribution and the covered loan held for investment balances as of June 30, 2018 and December 31, 2017 for single family residential mortgage loans.

Consumer Loan LTV Distribution (dollars in millions)

	Single Family Residential
					Total
	Covered Loans		Non-covered Loans		Consumer
LTV Range	Non-PCI	PCI	Non-PCI	PCI	Loans
June 30, 2018
Greater than 125%	$2.1	$126.6	$5.6	$—	$134.3
101% – 125%	5.7	224.5	4.2	—	234.4
80% – 100%	44.2	506.0	199.7	—	749.9
Less than 80%	1,187.1	918.2	2,613.1	7.9	4,726.3
Not Applicable(1)	—	—	0.7	—	0.7
Total	$1,239.1	$1,775.3	$2,823.3	$7.9	$5,845.6

December 31, 2017
Greater than 125%	$2.7	$160.0	$7.7	$—	$170.4
101% – 125%	6.4	291.5	4.4	—	302.3
80% – 100%	77.4	566.2	137.3	—	780.9
Less than 80%	1,306.1	878.1	2,089.7	7.7	4,281.6
Not Applicable(1)	—	—	0.8	—	0.8
Total	$1,392.6	$1,895.8	$2,239.9	$7.7	$5,536.0

(1)	Certain Consumer Loans do not have LTV's.

CIT GROUP INC. 15

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Loans and Held for Sale Loans - Delinquency Status (dollars in millions)

	Past Due
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due	Current(1)	PCI Loans(2)	Total
June 30, 2018
Commercial Banking
Commercial Finance	$1.4	$—	$89.8	$91.2	$9,870.2	$8.9	$9,970.3
Real Estate Finance	0.4	3.8	62.0	66.2	5,203.9	39.2	5,309.3
Business Capital	98.3	24.5	16.5	139.3	7,620.3	—	7,759.6
Rail	0.4	1.9	1.5	3.8	116.7	—	120.5
Total Commercial Banking	100.5	30.2	169.8	300.5	22,811.1	48.1	23,159.7
Consumer Banking
Legacy Consumer Mortgages	37.7	6.6	39.7	84.0	1,187.1	1,783.2	3,054.3
Other Consumer Banking	25.0	1.0	0.6	26.6	3,245.0	2.1	3,273.7
Total Consumer Banking	62.7	7.6	40.3	110.6	4,432.1	1,785.3	6,328.0
Non-Strategic Portfolios	0.3	3.4	9.1	12.8	16.9	—	29.7
Total	$163.5	$41.2	$219.2	$423.9	$27,260.1	$1,833.4	$29,517.4
December 31, 2017
Commercial Banking
Commercial Finance	$4.5	$—	$49.3	$53.8	$9,987.9	$10.6	$10,052.3
Real Estate Finance	8.7	—	4.1	12.8	5,532.3	45.1	5,590.2
Business Capital	172.2	33.4	19.1	224.7	7,355.1	—	7,579.8
Rail	3.9	1.4	0.8	6.1	97.7	—	103.8
Total Commercial Banking	189.3	34.8	73.3	297.4	22,973.0	55.7	23,326.1
Consumer Banking
Legacy Consumer Mortgages	26.7	7.6	34.8	69.1	2,219.5	1,903.5	4,192.1
Other Consumer Banking	9.6	0.5	0.4	10.5	2,615.4	2.2	2,628.1
Total Consumer Banking	36.3	8.1	35.2	79.6	4,834.9	1,905.7	6,820.2
Non-Strategic Portfolios	1.8	7.7	9.4	18.9	44.4	—	63.3
Total	$227.4	$50.6	$117.9	$395.9	$27,852.3	$1,961.4	$30,209.6

(1)

As of June 30, 2018, the reverse mortgage loans were sold.  As of December 31, 2017, due to their nature, reverse mortgage loans are included in Current, as they do not have contractual payments due at a specified time.  During the first quarter of 2018, an immaterial error was discovered and corrected relating to the December 31, 2017 Current balance for Legacy Consumer Mortgage, which was understated by $861 million, and the Current balance for Other Consumer Banking, which was overstated by $861 million.  The current presentation reflects the revised Current balances at December 31, 2017.

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

Loans on Non-Accrual Status (dollars in millions)(1)

	June 30, 2018			December 31, 2017
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial Banking
Commercial Finance	$201.3	$—	$201.3	$134.8	$—	$134.8
Real Estate Finance	2.4	—	2.4	2.8	—	2.8
Business Capital	48.7	—	48.7	53.2	—	53.2
Total Commercial Banking	252.4	—	252.4	190.8	—	190.8
Consumer Banking
Legacy Consumer Mortgages	28.1	—	28.1	19.9	—	19.9
Other Consumer Banking	1.1	—	1.1	0.4	—	0.4
Total Consumer Banking	29.2	—	29.2	20.3	—	20.3
Non-Strategic Portfolios	—	9.9	9.9	—	9.8	9.8
Total	$281.6	$9.9	$291.5	$211.1	$9.8	$220.9
Repossessed assets and OREO			36.6			54.6
Total non-performing assets			$328.1			$275.5
Commercial loans past due 90 days or more accruing			$94.0			$11.7
Consumer loans past due 90 days or more accruing			15.8			20.2
Total Accruing loans past due 90 days or more			$109.8			$31.9

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

The table below summarizes the residential mortgage loans in the process of foreclosure and OREO:

Loans in Process of Foreclosure and OREO (dollars in millions)(1)

	June 30, 2018	December 31, 2017
PCI	$121.2	$133.7
Non-PCI	15.0	140.9
Loans in process of foreclosure	$136.2	$274.6
OREO	$32.2	$52.1

(1)

As of June 30, 2018, the reverse mortgage portfolio was sold.  As of December 31, 2017, the table included $122.5 million of reverse mortgage loans in the process of foreclosure and $21.0 million of reverse mortgage OREO.

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

Impaired Loans (dollars in millions)

				Average Recorded Investment(3)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Quarter Ended June 30, 2018	Quarter Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
June 30, 2018
With no related allowance recorded:
Commercial Banking
Commercial Finance	$59.5	$80.9	$—	$75.1	$67.5	$67.4	$63.1
Business Capital	8.0	9.9	—	9.5	6.4	10.2	4.5
Real Estate Finance	2.4	2.4	—	1.2	0.7	0.8	0.7
With an allowance recorded:
Commercial Banking
Commercial Finance	144.5	155.8	32.8	109.6	135.1	105.1	137.7
Business Capital	10.6	10.6	4.0	9.3	23.2	9.7	17.7
Real Estate Finance	—	—	—	—	2.9	0.9	7.5
Total Impaired Loans(1)	225.0	259.6	36.8	204.7	235.8	194.1	231.2
Total Loans Impaired at Acquisition Date(2)	1,833.4	2,685.8	20.1	1,866.2	2,243.3	1,897.9	2,278.8
Total	$2,058.4	$2,945.4	$56.9	$2,070.9	$2,479.1	$2,092.0	$2,510.0
December 31, 2017
With no related allowance recorded:
Commercial Banking
Commercial Finance	$51.9	$72.7	$—	$59.9
Business Capital	11.7	13.4	—	5.7
Real Estate Finance	—	—	—	0.4
With an allowance recorded:
Commercial Banking
Commercial Finance	95.9	96.1	21.3	136.6
Business Capital	10.5	10.5	4.3	14.2
Real Estate Finance	2.7	2.8	0.4	5.6
Total Impaired Loans(1)	172.7	195.5	26.0	222.4
Total Loans Impaired at Acquisition Date(2)	1,961.4	2,870.2	19.1	2,168.8
Total	$2,134.1	$3,065.7	$45.1	$2,391.2

(1)

Interest income recorded for the quarter and six months ended June 30, 2018 while the loans were impaired was $0.4 million and $0.7 million, respectively, of which none was recognized using the cash-basis method of accounting. Interest income recorded for the year ended December 31, 2017 while the loans were impaired was $2.4 million, of which none was recognized using the cash-basis method of accounting.

(2)	Details of finance loans that were identified as impaired at the Acquisition Date are presented under Loans Acquired with Deteriorated Credit Quality.
(3)	Average recorded investment for the quarters and six months ended June 30, 2018, and June 30, 2017 and year ended December 31, 2017.

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

18 Item 1.   Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Purchased Credit Impaired Loans (dollars in millions)

June 30, 2018	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses
Commercial Banking
Commercial Finance	$14.7	$8.9	$0.8
Real Estate Finance	48.1	39.2	7.9
Consumer Banking
Other Consumer Banking	2.8	2.1	—
Legacy Consumer Mortgages	2,620.2	1,783.2	11.4
	$2,685.8	$1,833.4	$20.1
December 31, 2017
Commercial Banking
Commercial Finance	$16.4	$10.6	$0.7
Real Estate Finance	60.1	45.1	7.0
Consumer Banking
Other Consumer Banking	3.0	2.2	—
Legacy Consumer Mortgages	2,790.7	1,903.5	11.4
	$2,870.2	$1,961.4	$19.1

The following table summarizes the carrying value of commercial PCI loans within Commercial Banking, which are monitored for credit quality based on internal risk classifications. See previous table Consumer Loan LTV Distribution for credit quality metrics on consumer PCI loans.

	June 30, 2018			December 31, 2017
(dollars in millions)	Non- criticized	Criticized	Total	Non- criticized	Criticized	Total
Commercial Finance	$—	$8.9	$8.9	$—	$10.6	$10.6
Real Estate Finance	16.4	22.8	39.2	21.8	23.3	45.1
Total	$16.4	$31.7	$48.1	$21.8	$33.9	$55.7

Non-criticized loans generally include loans that are expected to be repaid in accordance with contractual loan terms. Criticized loans are risk rated as special mention or classified.

Accretable Yield

See CIT's Annual Report on Form 10-K for the year ended December 31, 2017, Note 1 — Business and Summary of Significant Accounting Policies for further details.

Changes in the accretable yield for PCI loans are summarized below.

Change in Accretable Yield (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance, beginning of period	$1,016.3	$1,233.7	$1,063.7	$1,261.4
Accretion into interest income	(41.6)	(53.7)	(85.6)	(106.3)
Reclassification from non-accretable difference	0.3	0.3	0.8	33.7
Disposals and Other	(2.2)	(4.3)	(6.1)	(12.8)
Balance, end of period	$972.8	$1,176.0	$972.8	$1,176.0

Troubled Debt Restructuring

The Company periodically modifies the terms of loans in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower are accounted for as TDRs. See the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for discussion of policies on TDRs.

At June 30, 2018, the loans in trial modification period were $8.5 million under proprietary programs.  Trial modifications with a recorded investment of $7.5 million at June 30, 2018 were accruing loans and $1.0 million were non-accruing loans. At December 31, 2017, the loans in trial modification period were $0.3 million under HAMP and $12.2 million under proprietary programs. Trial modifications with a recorded investment of $12.3 million at December 31, 2017, were accruing loans and $0.2 million were non-accruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.

CIT GROUP INC. 19

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The recorded investment of TDRs, excluding those classified as PCI and those within a trial modification period discussed in the preceding paragraph, at June 30, 2018 and December 31, 2017 was $82.7 million and $103.5 million, of which 55% and 63%, respectively, were on non-accrual. See the preceding paragraph on discussion related to TDRs in a trial modification period. Commercial Banking and Consumer Banking receivables accounted for 80% and 20% of the total TDRs, respectively, at June 30, 2018. Commercial Banking and Consumer Banking receivables accounted for 83% and 17% of the total TDRs, respectively at December 31, 2017. There were $13.3 million and $13.4 million as of June 30, 2018 and December 31, 2017, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

The recorded investment related to modifications qualifying as TDRs that occurred during the quarters ended June 30, 2018 and 2017 were $25.8 million and $18.7 million and $48.4 million and $92.7 million for the six months ended June 30, 2018, respectively. The recorded investment as of June 30, 2018 and 2017 of TDRs that experienced a payment default (payment default is one missed payment), during the quarters ended June 30, 2018 and 2017, and for which the payment default occurred within one year of the modification totaled $8.1 million and $64.0 million, respectively, and $8.6 million and $65.6 million for the six months ended June 30, 2018 and 2017, respectively. The defaults that occurred during the current quarter and year to date related to Commercial Banking and Consumer Banking.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on the June 30, 2018 amounts, the overall nature and impact of modification programs were comparable in the prior year.

▪

The nature of modifications qualifying as TDR’s based upon recorded investment at June 30, 2018 was comprised of payment deferrals for 36% and covenant relief and/or other for 64%.  At December 31, 2017, TDR recorded investment was comprised of payment deferrals for 31% and covenant relief and/or other for 69%.

▪

Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods.

▪

Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. The weighted average change in interest rates for all TDRs occurring during the quarters ended June 30, 2018 and 2017 was not significant.

▪

Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during quarters ended June 30, 2018 and 2017 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs.

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

As servicer of HECM loans, the Company is required to repurchase loans out of the HMBS pool upon completion of foreclosure or once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount. These HECM loans are repurchased at a price equal to the unpaid principal balance outstanding on the loan plus accrued interest. The repurchase transaction represents extinguishment of debt classified in discontinued operations. Although permitted under the GNMA HMBS program, the Company does not conduct optional repurchases upon the loan reaching a maturity event (i.e. borrower's death or the property ceases to be the borrower's principal residence).  Although the sale of Financial Freedom was completed in May 2018 with the economic benefit and risk of the business transferred to the buyer, GNMA consent remains outstanding. Upon obtaining (GNMA) consent to servicing transfer, CIT shall no longer have this obligation. See Note 2 — Discontinued Operations.

As of December 31, 2017, the Company had an outstanding balance of $136.3 million of HECM loans, with unpaid principal balance of $177.6 million, all of which were classified as AHFS.

20 Item 1.   Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses for estimated credit losses in its HFI loan portfolio.

Allowance for Loan Losses and Recorded Investment in Loans (dollars in millions)

	Commercial Banking	Consumer Banking	Total	Commercial Banking	Consumer Banking	Total
	Quarter Ended June 30, 2018			Quarter Ended June 30, 2017
Balance - beginning of period	$417.2	$30.4	$447.6	$424.0	$24.6	$448.6
Provision for credit losses	33.2	(0.3)	32.9	(0.2)	4.6	4.4
Other(1)	2.1	—	2.1	1.0	(0.3)	0.7
Gross charge-offs(2)	(24.6)	(0.8)	(25.4)	(32.3)	(0.9)	(33.2)
Recoveries	9.9	0.2	10.1	5.3	0.2	5.5
Balance - end of period	$437.8	$29.5	$467.3	$397.8	$28.2	$426.0
	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
Balance - beginning of period	$402.2	$28.9	$431.1	$408.4	$24.2	$432.6
Provision for credit losses	100.4	1.3	101.7	49.0	5.1	54.1
Other(1)	(0.3)	—	(0.3)	(5.2)	(0.3)	(5.5)
Gross charge-offs(2)	(79.2)	(1.3)	(80.5)	(64.7)	(1.5)	(66.2)
Recoveries	14.7	0.6	15.3	10.3	0.7	11.0
Balance - end of period	$437.8	$29.5	$467.3	$397.8	$28.2	$426.0
	Allowance balance at June 30, 2018			Allowance balance at June 30, 2017
Loans individually evaluated for impairment	$36.8	$-	$36.8	$33.4	$-	$33.4
Loans collectively evaluated for impairment	392.3	18.1	410.4	357.0	17.9	374.9
Loans acquired with deteriorated credit quality(3)	8.7	11.4	20.1	7.4	10.3	17.7
Allowance for loan losses	$437.8	$29.5	$467.3	$397.8	$28.2	$426.0
Other reserves(1)	$44.7	$-	$44.7	$49.0	$-	$49.0
	Loans at June 30, 2018			Loans at June 30, 2017
Loans individually evaluated for impairment	$225.0	$-	$225.0	$231.6	$-	$231.6
Loans collectively evaluated for impairment	22,766.6	4,523.4	27,290.0	22,008.6	4,587.0	26,595.6
Loans acquired with deteriorated credit quality(3)	48.1	1,785.3	1,833.4	101.0	2,103.5	2,204.5
Ending balance	$23,039.7	$6,308.7	$29,348.4	$22,341.2	$6,690.5	$29,031.7
Percent of loans to total loans	78.5%	21.5%	100.0%	77.0%	23.0%	100.0%

(1)

“Other reserves” represents credit loss reserves for unfunded lending commitments, letters of credit and deferred purchase agreements, all of which is recorded in Other liabilities. “Other” also includes allowance for loan losses associated with loan sales and foreign currency translations.

(2)

Gross charge-offs of amounts specifically reserved in prior periods that were charged directly to the Allowance for loan losses included  $5.4 million and $8.0 million for the quarter and six months ended June 30, 2018, respectively, and $16.8 million and $31.6 million for the quarter and six months ended June 30, 2017, respectively.  The charge-offs related to Commercial Banking for all periods.

(3)	Represents loans considered impaired as part of the OneWest transaction and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

NOTE 5 — INVESTMENT SECURITIES

Investments include debt and equity securities.

Investment Securities (dollars in millions)

	June 30, 2018	December 31, 2017
Available for sale securities
Debt securities	$5,559.2	$6,123.6
Securities carried at fair value with changes recorded in net income
Debt securities	—	0.4
Equity securities(1)	44.1	44.7
Non-marketable investments(2)	304.1	301.2
Total investment securities	$5,907.4	$6,469.9

(1)

Upon the adoption of ASU 2016-01 - Financial Instruments as of January 1, 2018, these investments were reclassified from available for sale securities category and the presentation of equity securities as of December 31, 2017 is conformed accordingly. For details refer to Note 1 — Business and Summary of Significant Accounting Policies.

(2)

Non-marketable investments include restricted stock of the FRB and Federal Home Loan Bank ("FHLB") carried at cost of $253.8 million at June 30, 2018, and $258.9 million at December 31, 2017. The remaining non-marketable investments totaled $50.3 million as of June 30, 2018, and $42.3 million at December 31, 2017. These investments include ownership interests greater than 3% in limited partnership investments including qualified Community Reinvestment Act ("CRA") investments, equity fund holdings and shares issued by customers during loan work out situations or as part of original loan investments. Investments under the equity method and other equity investments without readily determinable fair values measured under the measurement exception totaled $42.1 million and $8.2 million at June 30, 2018 and $31.6 million and $10.7 million at December 31, 2017 respectively.

CIT GROUP INC. 21

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Realized investment gains totaled $4.1 million and $0.5 million for the quarters ended June 30, 2018 and 2017, respectively, and $8.2 million and $0.5 million for the six months ended June 30, 2018 and 2017, respectively, and exclude losses from other than temporary impairment (“OTTI”).

In addition, the Company had $3.3 billion and $1.4 billion of interest bearing deposits at banks at June 30, 2018 and
December 31, 2017, respectively, which are cash and cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income — debt securities	$38.8	$30.6	$79.4	$58.4
Interest income — interest bearing deposits	16.0	23.8	23.0	36.3
Dividends — equity securities	3.3	2.5	6.0	5.8
Total interest and dividends	$58.1	$56.9	$108.4	$100.5

The following table presents amortized cost and fair value of securities available for sale (“AFS”).

Amortized Cost and Fair Value (dollars in millions)

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$4,961.5	$0.6	$(158.0)	$4,804.1
Non-agency securities	93.0	8.4	(0.1)	101.3
Commercial agency	54.7	0.3	—	55.0
U.S. government agency obligations	25.0	—	(0.5)	24.5
U.S. Treasury securities	452.7	—	(5.7)	447.0
Supranational securities	50.0	—	(1.0)	49.0
State & municipal bonds	12.0	—	(0.5)	11.5
Corporate bonds - foreign	65.7	1.1	—	66.8
Total debt securities AFS	$5,714.6	$10.4	$(165.8)	$5,559.2

December 31, 2017
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$5,010.2	$2.1	$(62.1)	$4,950.2
Non-agency securities	297.3	21.7	(0.5)	318.5
U.S. government agency obligations	25.0	—	(0.2)	24.8
U.S. Treasury securities	297.7	0.2	(0.2)	297.7
Supranational securities	449.8	—	(0.3)	449.5
State & municipal bonds	16.2	—	(0.4)	15.8
Corporate bonds - foreign	65.7	1.4	—	67.1
Total debt securities AFS	$6,161.9	$25.4	$(63.7)	$6,123.6

22 Item 1.   Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the debt securities AFS by contractual maturity dates:

Maturities - Debt Securities AFS (dollars in millions)

	June 30, 2018
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government agency securities
After 5 but within 10 years	$235.1	$229.4	2.24%
Due after 10 years	4,726.4	4,574.7	2.61%
Total	4,961.5	4,804.1	2.59%
Mortgage-backed securities — non-agency securities
Due after 10 years	93.0	101.3	5.95%
Total	93.0	101.3	5.95%
Mortgage-backed securities — commercial agency
After 5 but within 10 years	34.7	34.8	3.52%
Due after 10 years	20.0	20.2	2.35%
Total	54.7	55.0	3.09%
U.S. government agency obligations
After 1 but within 5 years	25.0	24.5	2.26%
Total	25.0	24.5	2.26%
U.S. Treasury securities
Due within 1 year	253.0	252.8	1.53%
After 1 but within 5 years	4.0	4.0	2.53%
After 5 but within 10 years	195.7	190.2	2.51%
Total	452.7	447.0	1.96%
Supranational securities
After 1 but within 5 years	50.0	49.0	2.02%
Total	50.0	49.0	2.02%
State & municipal bonds
Due within 1 year	0.1	0.1	2.33%
After 1 but within 5 years	0.1	0.1	2.55%
After 5 but within 10 years	0.2	0.3	2.70%
Due after 10 years	11.6	11.0	2.40%
Total	12.0	11.5	2.41%
Corporate bonds - foreign
After 1 but within 5 years	65.7	66.8	6.11%
Total	65.7	66.8	6.11%
Total debt securities AFS	$5,714.6	$5,559.2	2.63%

At June 30, 2018 and December 31, 2017, certain securities AFS were in unrealized loss positions. The following table summarizes by investment category the gross unrealized losses, respective fair value and length of time that those securities have been in a continuous unrealized loss position.

Gross Unrealized Loss (dollars in millions)

	June 30, 2018
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$3,221.7	$(89.4)	$1,349.0	$(68.6)
Non-agency securities	5.5	(0.1)	—	—
U.S. government agency obligations	24.5	(0.5)	—	—
U.S. Treasury securities	443.0	(5.7)	—	—
State & municipal bonds	2.0	—	9.3	(0.5)
Supranational securities	49.0	(1.0)	—	—
Total debt securities AFS	$3,745.7	$(96.7)	$1,358.3	$(69.1)

CIT GROUP INC. 23

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2017
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$3,492.2	$(30.9)	$1,151.4	$(31.2)
Non-agency securities	2.1	—	0.4	(0.5)
U.S. government agency obligations	24.8	(0.2)	—	—
U.S. Treasury securities	199.1	(0.2)	—	—
State & municipal bonds	—	—	13.6	(0.4)
Supranational securities	349.5	(0.3)	—	—
Total debt securities AFS	$4,067.7	$(31.6)	$1,165.4	$(32.1)

Purchased Credit-Impaired AFS Securities

Changes in the accretable yield for PCI securities are summarized below for the quarter and six months ended June 30, 2018 and 2017, respectively:

Changes in Accretable Yield (dollars in millions)

	June 30, 2018		June 30, 2017
	Quarter Ended	Six Months Ended	Quarter Ended	Six Months Ended
Balance, beginning of period	$75.7	$101.7	$158.2	$165.0
Accretion into interest income	(2.8)	(6.6)	(6.3)	(12.8)
Reclassifications from non-accretable difference due to improving cash flows	—	0.1	0.4	0.5
Reclassifications to non-accretable difference due to decreasing cash flows	(1.0)	(1.0)	(0.3)	(0.7)
Disposals	(41.9)	(64.2)	0.1	0.1
Balance, end of period	$30.0	$30.0	$152.1	$152.1

The estimated fair value of PCI securities was $95.8 million and $312.5 million with a par value of $109.2 million and $387.6 million as of June 30, 2018 and December 31, 2017, respectively.

Securities Carried at Fair Value with Changes Recorded in Net Income

Upon the adoption of ASU 2016-01- Financial Instruments on January 1, 2018, CIT reclassified eligible equity securities AFS to Securities Carried at Fair Value with Changes Recorded in Net Income.  As of June 30, 2018, these securities were carried at an amortized cost and fair value of $46.4 million and $44.1 million, respectively. The unrealized losses were $2.3 million as of June 30, 2018.

As of December 31, 2017, the amortized cost and fair value of equity securities AFS was $45.8 million and $44.7 million respectively. The unrealized loss of $1.1 million as of December 31, 2017 was reclassified as of cumulative-effect adjustment to the balance sheet as of the date of adoption. There were no Equity Securities Carried at Fair Value with Changes Recorded in Net Income as of December 31, 2017.

 Other Than Temporary Impairment

The Company conducted and documented its periodic review of all securities with unrealized losses, which it performs to evaluate whether the impairment is other than temporary.

The Company reviewed PCI securities with unrealized losses and determined the unrealized losses were credit-related and recognized OTTI losses. There was $0.1 million of OTTI credit-related losses recognized for the quarter and six months ended June 30, 2018 and there was no OTTI for the quarter ended June 30, 2017 and $0.1 million was recognized as permanent write-downs for the six months ended June 30, 2017.

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

24 Item 1.   Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	June 30, 2018			December 31, 2017
	CIT Group Inc.	Subsidiaries	Total	Total
Senior Unsecured	$3,843.2	$—	$3,843.2	$3,737.5
Subordinated unsecured debt	395.2	—	395.2	—
Secured borrowings:
Structured financings	—	1,321.2	1,321.2	1,541.4
FHLB advances	—	3,300.0	3,300.0	3,695.5
Total Borrowings	$4,238.4	$4,621.2	$8,859.6	$8,974.4

Unsecured Borrowings

Revolving Credit Facility

The Revolving Credit Facility has a total commitment amount of $500 million, with $41.7 million maturing on January 25, 2019 and the balance maturing on February 29, 2020. The applicable margin charged under the facility is 2.00% for LIBOR Rate loans and 1.00% for Base Rate loans.

The Revolving Credit Facility was amended in February 2018 to lower the total commitments from $750 million to $500 million and to extend the final maturity date of the lenders’ commitments from January 25, 2019 to February 29, 2020, for all but one lender that did not extend. The Revolving Credit Facility includes a covenant that requires that the Company maintain a minimum Tier 1 capital ratio of 9.0%.  As of June 30, 2018, the Revolving Credit Facility was unsecured and was guaranteed by four of the Company’s domestic operating subsidiaries. In addition, the applicable required minimum guarantor asset coverage ratio ranged from 1.0:1.0 to 1.5:1.0, and was 1.25:1.00 at June 30, 2018.

There were no outstanding borrowings at June 30, 2018 and December 31, 2017. The amount available to draw upon at June 30, 2018 was approximately $448 million, with the remaining amount of approximately $52 million being utilized for issuance of letters of credit to customers.

Senior Unsecured Notes

The following table presents the principal amounts by maturity date.

Senior Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
February 2019	3.875%	February 2014	$499.2
May 2020	5.375%	May 2012	430.6
March 2021	4.125%	March 2018	500.0
August 2022	5.000%	August 2012	1,150.0
August 2023	5.000%	August 2013	750.0
March 2025	5.250%	March 2018	500.0
Weighted average rate and total	4.814%		$3,829.8

On April 9, 2018, CIT redeemed $383 million aggregate principal amount of 5.500% senior unsecured notes due February 2019 and $500 million aggregate principal amount of 3.875% senior unsecured notes due February 2019, at an aggregate premium of $15.7 million. In addition to the premium payments, the loss on debt extinguishments of $19.3 million for the quarter ended June 30, 2018 included transaction costs and acceleration of deferred costs.

In addition to the notes shown in the above table, there is an unsecured note outstanding with a 6.0% coupon and a carrying value of $39.7 million (par value of $51 million) that matures in 2036.

Subordinated Unsecured Notes

In March 2018, CIT issued $400 million aggregate principal amount of 6.125% subordinated notes with a maturity date of March 9, 2028. The notes are subordinated in right of payment to the payment of our senior indebtedness and secured indebtedness, to the extent of the value of the collateral.

CIT GROUP INC. 25

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Secured Borrowings

At June 30, 2018, the Company had pledged $28.1 billion of assets (including collateral for the FRB discount window that is currently not drawn). The collateral specifically identified and used to calculate available borrowings was $12.9 billion, which included $11.6 billion of loans, $1.0 billion of operating lease assets, $0.2 billion of cash and cash equivalents and $0.1 billion of investment securities. Under the FHLB Facility, CIT Bank, N.A. may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that CIT Bank, N.A. is in compliance with the collateral maintenance requirement immediately following such disposition and all other requirements of the facility at the time of such disposition.

FHLB Advances

As of June 30, 2018, the Company had $5.5 billion of financing availability with the FHLB, of which $2.2 billion was unused and available, and $8.8 million was being utilized for issuance of letters of credit related to deposits. FHLB Advances as of June 30, 2018 have a weighted average rate of 2.28%. The following table includes the total outstanding FHLB Advances, and respective pledged assets(1).

FHLB Advances with Pledged Assets(1) Summary (dollars in millions)

	June 30, 2018		December 31, 2017
	FHLB Advances	Pledged Assets	FHLB Advances	Pledged Assets
Total	$3,300.0	$6,503.7	$3,695.5	$6,154.1

(1)	For purposes of this table the term "Pledged Assets" means the assets required under the collateral maintenance requirement in connection with FHLB advances at each of the dates.

Structured Financings

Set forth in the following table are amounts primarily related to structured financings of and assets owned by consolidated VIEs. Creditors of these VIEs received ownership and/or security interests in the assets. These entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. Structured financings as of June 30, 2018 had a weighted average rate of 4.21%, with rates ranging from 0.64% to 5.50%.

Structured Financings and Pledged Assets Summary (dollars in millions)

	June 30, 2018		December 31, 2017
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Business Capital	$696.3	$2,644.6	$768.8	$2,838.6
Rail(1) (2)	624.9	1,119.2	772.6	1,272.0
Total	$1,321.2	$3,763.8	$1,541.4	$4,110.6

(1)

At June 30, 2018, the TRS Transactions related borrowings and pledged assets, respectively, of $472.9 million and $852.5 million were included in Rail. The TRS Transactions are described in Note 7 — Derivative Financial Instruments.

(2)

At June 30, 2018, secured borrowings and pledged assets, respectively, of $128.1 million and $241.2 million were related to the pending sale of our European Rail business, NACCO, and will be transferred to the buyer upon sale of that business.

Not included in the above table are secured borrowings of discontinued operations of $237.8 million and $268.2 million at June 30, 2018 and December 31, 2017, respectively. See Note 2 — Discontinued Operations.

FRB

There were no outstanding borrowings with the FRB Discount Window as of June 30, 2018 and December 31, 2017.

Variable Interest Entities

Described below are the results of the Company’s assessment of its variable interests in order to determine its current status with regards to being the VIE primary beneficiary.

26 Item 1.   Financial Statements

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

Unconsolidated VIEs

Unconsolidated VIEs include government sponsored entity (“GSE”) securitization structures, private-label securitizations and limited partnership interests where the Company’s involvement is limited to an investor interest in which the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE and limited partnership interests.

The Company has certain contractual obligations related to the HECM loans and the GNMA HMBS securitizations, which are VIEs for which CIT is not the primary beneficiary.  The Company, as servicer of these HECM loans, is obligated to fund future borrower advances, which include fees paid to taxing authorities for borrowers’ unpaid taxes and insurance, mortgage insurance premiums and payments made to borrowers for line of credit draws on HECM loans. In addition, the Company is required to repurchase the HECM loans once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount or when the property forecloses to OREO, which reduces the secured borrowing balance. Additionally the Company services $131.3 million and $140.3 million of HMBS outstanding principal balance at June 30, 2018 and December 31, 2017, respectively, for transferred loans securitized by IndyMac for which OneWest Bank prior to the acquisition had purchased the mortgage servicing rights (“MSRs”) in connection with the IndyMac Transaction. The carrying value of the MSRs was not significant at June 30, 2018 and December 31, 2017. As the HECM loans are federally insured by the FHA and the secured borrowings guaranteed to the investors by GNMA, the Company does not believe maximum loss exposure as a result of its involvement is material.

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

Unconsolidated VIEs Carrying Value (dollars in millions)

	June 30, 2018		December 31, 2017
	Securities	Partnership Investment	Securities	Partnership Investment
Agency securities	$4,859.1	$—	$4,950.2	$—
Non agency securities — Other servicer	101.3	—	318.8	—
Tax credit equity investments	—	222.3	—	198.8
Equity investments	—	54.3	—	38.6
Total Assets	$4,960.4	$276.6	$5,269.0	$237.4
Commitments to tax credit investments	$—	$100.8	$—	$66.6
Total Liabilities	$—	$100.8	$—	$66.6
Maximum loss exposure(1)	$4,960.4	$276.6	$5,269.0	$237.4

(1)	Maximum loss exposure to the unconsolidated VIEs excludes the liability for representations and warranties, corporate guarantees and also excludes servicing advances.

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS

See Note 1 — Business and Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, for the description of its derivative products and transaction policies.

CIT GROUP INC. 27

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents fair values and notional values of derivative financial instruments, which includes the gross amounts of recognized financial assets and liabilities; the amounts offset in the consolidated balance sheet; the net amounts presented in the consolidated balance sheet; the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in the offset amount above, and the amount of cash collateral received or pledged:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	June 30, 2018			December 31, 2017
	Notional	Asset Fair	Liability	Notional	Asset Fair	Liability
	Amount	Value	Fair Value	Amount	Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts (2)	$927.5	$35.9	$(0.1)	$977.3	$0.2	$(18.7)
Interest rate swap - fair value hedge	250.0	0.7	—	—	—	—
Total derivatives designated as hedging instruments	1,177.5	36.6	(0.1)	977.3	0.2	(18.7)
Derivatives not designated as hedging instruments
Interest rate contracts (2)	13,624.5	97.4	(80.3)	12,443.5	61.5	(39.3)
Foreign exchange contracts	1,780.2	53.0	(8.1)	1,375.5	6.9	(14.9)
Other contracts(3)	507.8	—	(14.7)	468.3	0.1	(14.1)
Total derivatives not designated as hedging instruments	15,912.5	150.4	(103.1)	14,287.3	68.5	(68.3)
Gross derivative fair values presented in the Consolidated Balance Sheets	$17,090.0	$187.0	$(103.2)	$15,264.6	$68.7	$(87.0)
Less: Gross amounts offset in the Consolidated Balance Sheets		—	—		—	—
Net Amount Presented in the Consolidated Balance Sheet		187.0	(103.2)		68.7	(87.0)
Less: Gross amounts not offset in the Consolidated Balance Sheets		—	—		—	—
Derivative Financial Instruments(4)		(13.5)	13.5		(18.7)	18.7
Cash Collateral Pledged/(Received)(4)(5)(6)		(98.7)	—		(8.4)	23.0
Total Net Derivative Fair Value		$74.8	$(89.7)		$41.6	$(45.3)

(1)	Presented on a gross basis.
(2)	Fair value balances include accrued interest
(3)	Other derivative contracts not designated as hedging instruments include total return swaps and risk participation agreements (RPAs).
(4)

The Company accounts for swap contracts cleared by the Chicago Mercantile Exchange (“CME”) as “settled-to-market” effective January 2017. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. The Company’s swap contracts cleared by LCH Clearnet (“LCH”) continue to be accounted for as “collateralized-to-market” and variation margin balances are characterized as collateral against derivative exposures. At June 30, 2018, gross amounts of recognized assets and liabilities were lower by $11.0 million and $3.9 million, respectively.

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

Derivative Instrument Gains and Losses (dollars in millions)

Qualifying Hedges

CIT enters into interest rate swap agreements to manage interest rate exposure on its fixed-rate borrowings. The agreements that qualify for hedge accounting are designated as a fair value hedge. The following table represents the impact of fair value hedges on the condensed consolidated statements of income.

Qualifying Hedges (dollars in millions)		June 30, 2018		June 30, 2017
		Quarter Ended	Six Months Ended	Quarter Ended	Six Months Ended
	Amounts Recognized
Recognized on derivatives	Interest Expense	$(0.9)	$(1.5)	$—	$—
Recognized on hedged item	Interest Expense	0.9	1.5	—	—
Net recognized on fair value hedges (No Ineffectiveness)		$—	$—	$—	$—

28 Item 1.   Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Non Qualifying Hedges

The following table presents the impact of non-qualifying hedges on the condensed consolidated statements of income

Non Qualifying Hedges (dollars in millions)		June 30, 2018		June 30, 2017
	Amounts Recognized	Quarter Ended	Six Months Ended	Quarter Ended	Six Months Ended
Interest rate contracts	Other non-interest income	$5.2	$9.4	$0.4	$2.9
Foreign currency forward contracts	Other non-interest income	32.8	2.9	(20.8)	(27.8)
Other Contracts	Other non-interest income	1.4	(0.8)	(0.2)	(1.4)
Total Non-qualifying Hedges -income statement impact		$39.4	$11.5	$(20.6)	$(26.3)

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives - effective portion reclassified from AOCI to income	Total income statement impact	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Quarter Ended June 30, 2018
Foreign currency forward contracts — net investment hedges	$—	$—	$32.2	$32.2
Total	$—	$—	$32.2	$32.2
Quarter Ended June 30, 2017
Foreign currency forward contracts — net investment hedges	$6.5	$6.5	$(32.8)	$(39.3)
Total	$6.5	$6.5	$(32.8)	$(39.3)
Six Months Ended June 30, 2018
Foreign currency forward contracts — net investment hedges	$—	$—	$39.4	$39.4
Total	$—	$—	$39.4	$39.4
Six Months Ended June 30, 2017
Foreign currency forward contracts — net investment hedges	$13.4	$13.4	$(41.7)	$(55.1)
Total	$13.4	$13.4	$(41.7)	$(55.1)

TRS Transactions

As of June 30, 2018, CIT was party to a financing facility, which was structured as a total return swap (“TRS”). The amount available for advances (otherwise known as the unused portion) was accounted for as a derivative and recorded at the estimated fair value. The total facility capacity available under the TRS was $625 million at June 30, 2018, and December 31, 2017. The utilized portion reflects the borrowing.

The aggregate “notional amount” of the TRS of $200.4 million at June 30, 2018, and $182.4 million at December 31, 2017. The notional amount was calculated as the maximum facility commitment amount, $625 million, under the TRS, less the actual adjusted qualifying borrowing base outstanding of $424.6 million at June 30, 2018, and $442.6 million under the facility at December 31, 2017. The notional amount of the derivative will increase as the adjusted qualifying borrowing base decreases due to repayment of the underlying asset-backed securities ("ABS") to investors. If CIT funds additional ABS under the TRS, the aggregate adjusted qualifying borrowing base of the TRS will increase and the notional amount of the derivative will decrease accordingly.

Based on the Company’s valuation, a liability of $14.7 million and $14.1 million was recorded at June 30, 2018, and December 31, 2017, respectively. The decrease in liability of $1.5 million and an increase in liability of $0.6 million were recognized as a reduction to other non-interest income for the quarter and six month ended June 30, 2018, respectively. An increase in liability of $0.4 million and $1.3 million was recognized as a reduction to other non-interest income for the quarter and six months ended June 30, 2017, respectively.

NOTE 8 — FAIR VALUE

Fair Value Hierarchy

The Company measures certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. See Note 1 — Business and Summary of Significant Accounting Policies in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for a description of its valuation process for assets and liabilities measured at fair value and fair value hierarchy.

CIT GROUP INC. 29

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Disclosures that follow in this note exclude assets and liabilities classified as discontinued operations.

The following table summarizes the Company’s assets and liabilities measured at estimated fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
June 30, 2018
Assets
U.S. government agency securities	$4,804.1	$—	$4,804.1	$—
U.S. treasury securities	447.0	252.9	194.1	—
Other securities	308.1	—	140.0	168.1
Total debt securities AFS	5,559.2	252.9	5,138.2	168.1
Securities carried at fair value with changes recorded in net income(1)	44.1	0.2	43.9	—

Interest rate contracts	97.4	—	97.3	0.1
Other derivative — non-qualifying hedges	53.0	—	53.0	—
Total derivative assets at fair value — non-qualifying hedges(2)	150.4	—	150.3	0.1
Foreign currency forward contracts — net investment qualifying hedges	35.9	—	35.9	—
Interest rate contracts —fair value hedge	0.7	—	0.7	—
Derivative assets at fair value — qualifying hedges(2)	36.6	—	36.6	—
Total	$5,790.3	$253.1	$5,369.0	$168.2
Liabilities
Interest rate contracts	$(80.3)	$—	$(80.3)	$—
Other derivative— non-qualifying hedges	(22.8)	—	(8.1)	(14.7)
Total derivative liabilities at fair value — non-qualifying hedges(2)	(103.1)	—	(88.4)	(14.7)
Foreign currency forward contracts — net investment qualifying hedges	(0.1)	—	(0.1)	—
FDIC True-up liability	(66.0)	—	—	(66.0)
Total	$(169.2)	$—	$(88.5)	$(80.7)
December 31, 2017
Assets
U.S. government agency securities	$4,950.2	$—	$4,950.0	$0.2
U.S. treasury securities	297.7	199.0	98.7	—
Other securities	875.7	—	490.1	385.6
Total debt securities AFS	6,123.6	199.0	5,538.8	385.8
Securities carried at fair value with changes recorded in net income(1)	0.4	—	—	0.4
Equity securities AFS	44.7	0.2	44.5	—

Interest rate contracts	61.5	—	61.4	0.1
Other derivative — non-qualifying hedges	7.0	—	7.0	—
Total derivative assets at fair value — non-qualifying hedges(2)	68.5	—	68.4	0.1
Foreign currency forward contracts — net qualifying investment qualifying hedges	0.2	—	0.2	—
Total	$6,237.4	$199.2	$5,651.9	$386.3
Liabilities
Interest rate swaps	$(39.3)	$—	$(39.3)	$—
Other derivative— non-qualifying hedges	(29.0)	—	(14.9)	(14.1)
Total derivative liabilities at fair value — non-qualifying hedges(2)	(68.3)	—	(54.2)	(14.1)
Foreign currency forward contracts — net investment qualifying hedges	(18.7)	—	(18.7)	—
Consideration holdback liability	(46.0)	—	—	(46.0)
FDIC True-up liability	(65.1)	—	—	(65.1)
Total	$(198.1)	$—	$(72.9)	$(125.2)

(1)

Upon the adoption of ASU 2016-01 - Financial Instruments as of January 1, 2018, equity securities AFS were reclassified to securities carried at fair value with changes recorded in net income. See Note 1 — Business and Summary of Significant Accounting Policies.

(2)	Derivative fair values include accrued interest.

See Fair Value of Financial Instruments later in this note for fair value measurements of Debt and Equity Securities Classified as AFS, Securities carried at fair value with changes recorded in net income and Derivative Assets and Liabilities.

30 Item 1.   Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Consideration Holdback Liability — In connection with the OneWest acquisition, the parties negotiated certain holdbacks related to select trailing risks, which totaled $116 million and reduced the cash consideration paid at closing. As of June 30, 2018, all holdback obligations were settled with the former OneWest shareholders. As of December 31, 2017, management’s estimate of the probable amount of holdback to be paid was $46 million based on the specified terms in the agreement and discounted at a rate approximating the Company’s average coupon rate on deposits and borrowings. Due to the significant unobservable inputs used, these measurements are classified as Level 3.

FDIC True-up Liability — The FDIC True-up liability was recorded at estimated fair value as of the Acquisition Date and is measured at fair value at each reporting date until the contingency is resolved. The FDIC True-up liability was valued using the discounted cash flow method based on the terms specified in the loss share agreement with the FDIC, the actual FDIC payments collected and significant unobservable inputs, including a risk-adjusted discount rate (reflecting the Company’s credit risk plus a liquidity premium), prepayment and default rates. Due to the significant unobservable inputs used, these measurements were classified as Level 3.

The following tables summarize information about significant unobservable inputs related to the Company’s categories of Level 3 financial assets and liabilities measured on a recurring basis as of June 30, 2018 and December 31, 2017.

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
June 30, 2018
Assets
Securities — AFS	$168.1	Discounted cash flow	Discount Rate	0.0% - 11.6%	5.1%
			Prepayment Rate	4.5% - 22.4%	8.5%
			Default Rate	0.1% - 7.8%	4.3%
			Loss Severity	3.8% - 76.6%	31.7%
Derivative assets — non qualifying	0.1	Internal valuation model	Borrower Rate	3.8% - 5.4%	4.4%
Total Assets	$168.2
Liabilities
FDIC True-up liability	$(66.0)	Discounted cash flow	Discount Rate	3.8%	3.8%
Derivative liabilities — non-qualifying	(14.7)	Market Comparables(1)
Total Liabilities	$(80.7)
December 31, 2017
Assets
Securities — AFS	$385.8	Discounted cash flow	Discount Rate	0.0% – 37.1%	4.6%
			Prepayment Rate	2.1% – 22.3%	8.8%
			Default Rate	0.0% – 7.3%	3.7%
			Loss Severity	0.3% – 72.4%	35.3%
Securities carried at fair value with changes recorded in net income	0.4	Discounted cash flow	Discount Rate	31.1%	31.1%
			Prepayment Rate	10.9%	10.9%
			Default Rate	2.4%	2.4%
			Loss Severity	59.2%	59.2%
Derivative assets — non qualifying	0.1	Internal valuation model	Borrower Rate	3.0% - 4.4%	3.8%
Total Assets	$386.3
Liabilities
FDIC True-up liability	$(65.1)	Discounted cash flow	Discount Rate	2.9%	2.9%
Consideration holdback liability	(46.0)	Discounted cash flow	Payment Probability	0% – 100%	48.0%

Derivative liabilities — non-qualifying	(14.1)	Market Comparables(1)
Total Liabilities	$(125.2)

(1)

The valuation of these derivatives is primarily related to the GSI facility and is based on several factors using a discounted cash flow methodology, including a) funding costs for similar financings based on current market conditions; b) forecasted usage of the long-dated facility through the final maturity date in 2028; and c) forecasted amortization, due to principal payments on the underlying ABS, which impacts the amount of the unutilized portion.

CIT GROUP INC. 31

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The valuation techniques used for the Company’s Level 3 assets and liabilities presented in the previous tables, are described as follows:

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

▪

Market comparables — Market comparable(s) pricing valuation techniques were used to determine the estimated fair value of certain instruments by incorporating known inputs such as recent transaction prices, pending transactions, or prices of other similar investments which require significant adjustment to reflect differences in instrument characteristics.

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

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Securities Carried at Fair Value with Changes Recorded in Net Income	Derivative Liabilities- Non- Qualifying(1)	FDIC True-up Liability	Consideration Holdback Liability
December 31, 2017	$385.8	$0.4	$(14.1)	$(65.1)	$(46.0)
Included in earnings	8.1	—	(0.6)	(0.9)	8.0
Included in comprehensive income	(13.3)	—	—	—	—
Sales, paydowns, and adjustments	(212.5)	(0.4)	—	—	38.0
Balance as of June 30, 2018	$168.1	$—	$(14.7)	$(66.0)	$—
December 31, 2016	$485.5	$283.5	$(11.5)	$(61.9)	$(47.2)
Included in earnings	(2.9)	8.0	(1.2)	(2.4)	1.1
Included in comprehensive income	14.0	—	—	—	—
Impairment	(0.1)	—	—	—	—
Sales, paydowns, and adjustments	(39.7)	(35.9)	—	—	—
Balance as of June 30, 2017	$456.8	$255.6	$(12.7)	$(64.3)	$(46.1)

(1)	Valuation of the derivatives related to the TRS Transaction.

The Company monitors the availability of observable market data to assess the appropriate classification of financial instruments within the fair value hierarchy. Changes in the observability of key inputs to a fair value measurement may result in a transfer of assets or liabilities between Level 1, 2 and 3. The Company’s policy is to recognize transfers in and transfers out as of the end of the reporting period. For the quarters ended June 30, 2018 and 2017, there were no transfers into or out of Level 3.

Assets Measured at Estimated Fair Value on a Non-recurring Basis

Certain assets or liabilities are required to be measured at estimated fair value on a nonrecurring basis subsequent to initial recognition. Generally, these adjustments are the result of LOCOM or other impairment accounting. In determining the estimated fair values, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. This was determined by examining the changes in market factors relative to instrument specific factors.

32 Item 1.   Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents assets measured at estimated fair value on a non-recurring basis for which a non-recurring change in fair value has been recorded in the current year:

Carrying Value of Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total (Losses)
June 30, 2018
Assets held for sale	$41.1	$—	$2.8	$38.3	$(0.2)
Other real estate owned	2.3	—	—	2.3	(0.4)
Impaired loans	108.6	—	—	108.6	(25.5)
Total	$152.0	$—	$2.8	$149.2	$(26.1)
December 31, 2017
Assets held for sale	$177.8	$—	$—	$177.8	$(15.0)
Other real estate owned	18.8	—	—	18.8	(4.4)
Impaired loans	89.1	—	—	89.1	(21.9)
Total	$285.7	$—	$—	$285.7	$(41.3)

Assets of continuing operations that are measured at fair value on a non-recurring basis are as follows:

Assets Held for Sale — See Fair Value of Financial Instruments later in this note for fair value measurements of AHFS. Carrying value of AHFS with impairment approximates fair value at June 30, 2018 and December 31, 2017.

Other Real Estate Owned — Estimated fair values of OREO are reviewed on a quarterly basis and any decline in value below cost is recorded as impairment. Estimated fair value approximates carrying value and is generally based on market data, if available or broker price opinions or independent appraisals, adjusted for costs to sell. The estimated costs to sell are incremental direct costs to transact a sale, such as broker commissions, legal fees, closing costs and title transfer fees. The weighted average inputs used to estimate the cost to sell were 6.2% at June 30, 2018. Significant unobservable inputs, such as a binding contract, appraised value or sales price, resulted in the Level 3 classification.

Impaired Loans — See Fair Value of Financial Instruments later in this note for fair value measurements of impaired loans. As of the reporting date, the carrying value of impaired loans approximated fair value.

CIT GROUP INC. 33

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Values of Financial Instruments

The carrying values and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, which were not required for disclosure.

Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
June 30, 2018
Financial Assets
Cash and interest bearing deposits	$3,475.6	$3,475.6	$—	$—	$3,475.6
Derivative assets at fair value — non-qualifying hedges	150.4	—	150.3	0.1	150.4
Derivative assets at fair value — qualifying hedges	36.6	—	36.6	—	36.6
Assets held for sale (excluding leases)	89.7	—	19.5	70.5	90.0
Loans (excluding leases)	26,775.8	—	717.2	26,264.4	26,981.6
Securities purchased under agreement to resell	200.0	—	200.0	—	200.0
Investment securities(1)	5,907.4	253.1	5,182.1	472.2	5,907.4
Indemnification assets(2)	70.8	—	—	48.6	48.6
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	746.5	—	—	746.5	746.5
Financial Liabilities
Deposits(4)	(31,197.8)	—	—	(31,173.5)	(31,173.5)
Derivative liabilities at fair value — non-qualifying hedges	(103.1)	—	(88.4)	(14.7)	(103.1)
Derivative liabilities at fair value — qualifying hedges	(0.1)	—	(0.1)	—	(0.1)
Borrowings(4)	(8,938.0)	—	(8,192.0)	(861.3)	(9,053.3)
Credit balances of factoring clients	(1,430.8)	—	—	(1,430.8)	(1,430.8)
Other liabilities subject to fair value disclosure(5)	(773.4)	—	—	(773.4)	(773.4)
December 31, 2017
Financial Assets
Cash and interest bearing deposits	$1,718.7	$1,718.7	$—	$—	$1,718.7
Derivative assets at fair value — non-qualifying hedges	68.5	—	68.4	0.1	68.5
Derivative assets at fair value — qualifying hedges	0.2	—	0.2	—	0.2
Assets held for sale (excluding leases)	1,011.4	—	4.7	1,044.8	1,049.5
Loans (excluding leases)	26,428.1	—	624.3	26,220.5	26,844.8
Securities purchased under agreement to resell	150.0	—	150.0	—	150.0
Investment securities(1)	6,469.9	199.2	5,583.3	687.4	6,469.9
Indemnification assets(2)	113.5	—	—	87.4	87.4
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	542.2	—	—	542.2	542.2
Financial Liabilities
Deposits(4)	(29,586.5)	—	—	(29,668.6)	(29,668.6)
Derivative liabilities at fair value — non-qualifying hedges	(68.3)	—	(54.2)	(14.1)	(68.3)
Derivative liabilities at fair value — qualifying hedges	(18.7)	—	(18.7)	—	(18.7)
Borrowings(4)	(9,043.8)	—	(8,281.7)	(991.2)	(9,272.9)
Credit balances of factoring clients	(1,468.6)	—	—	(1,468.6)	(1,468.6)
Other liabilities subject to fair value disclosure(5)	(725.2)	—	—	(725.2)	(725.2)

(1)

Level 3 fair value at June 30, 2018, includes debt securities AFS ($168.1 million), and non-marketable investments ($304.1 million). Level 3 fair value at December 31, 2017 included debt securities AFS ($385.8 million), debt securities carried at fair value with changes recorded in net income ($0.4 million), and non-marketable investments ($301.2 million).

(2)

The indemnification assets relating to the SFR loans purchased in the OneWest Bank Transaction were measured on the same basis as the related indemnified item, and the underlying SFR loans. The estimated fair values reflect the present value of expected reimbursements under the indemnification agreements based on the loan performance discounted at an estimated market rate, and were classified as Level 3. The indemnification assets included in the above table do not include Agency claims indemnification (the balance of which was zero at June 30, 2018 and $28.9 million at December 31, 2017), as they are not considered financial instruments.

(3)

Other assets subject to fair value disclosure primarily include unsecured counterparty receivables, accrued interest receivable and miscellaneous receivables. The unsecured counterparty receivables primarily consisted of amounts owed to CIT for debt discount, return of collateral and settlements resulting from market value changes to asset-backed securities underlying the TRS. The remaining assets have carrying values that approximated fair value, generally due to their short-term nature.

(4)	Deposits and borrowings include accrued interest, which is included in “Other liabilities” in the Balance Sheet.
(5)

Other liabilities subject to fair value disclosure include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous liabilities. The fair value of these approximated carrying value.

34 Item 1.   Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The methods and assumptions used to estimate the fair value of each class of financial instruments were:

Derivative Assets and Liabilities —Derivatives were valued using models that incorporate inputs depending on the type of derivative. Besides the fair value of the TRS derivative, written options on certain CIT Bank CDs and credit derivatives that were estimated using Level 3 inputs, most derivative instruments were valued using a Level 2 methodology. See Note 7 — Derivative Financial Instruments for notional principal amounts and fair values

Investment Securities —

▪

Debt securities classified as AFS —Investments in U.S. federal government agency securities, U.S. Treasury Notes, agency pass-through and supranational securities were valued using Level 2 inputs. The market for non-Agency MBS is not active; therefore the estimated fair value was determined using a discounted cash flow technique. The significant unobservable assumptions, which were verified to the extent possible using broker dealer quotes, were estimated by type of underlying collateral, including credit loss assumptions, estimated prepayment speeds and appropriate discount rates. Given the lack of observable market data, the estimated fair value of the non-agency MBS was classified as Level 3. Non-marketable equity securities utilize Level 3 inputs to estimate fair value and were generally recorded under the cost or equity method of accounting. For investments in limited partnership equity interests, the Company used the net asset value provided by the fund manager as an appropriate measure of fair value.

▪

Securities carried at fair value with changes recorded in net income — included equity securities AFS that were reclassified to securities carried at fair value with changes recorded in net income upon the adoption of ASU 2016-01 - Financial Instruments as of January 1, 2018. A majority were valued using Level 2 inputs and the remaining were valued using Level 1 inputs.

Assets held for sale — As there was no liquid secondary market for most AHFS, the fair value was estimated based on a binding contract, current letter of intent or other third-party valuation, or using internally generated valuations or discounted cash flow technique, all of which are Level 3 inputs.

Loans — Within the Loans category, there are several types of loans as follows:

▪

Commercial and Consumer Loans — Commercial loans are generally valued individually, while small ticket commercial loans are valued on an aggregate portfolio basis. As there is no liquid secondary market for most loans, the fair value was estimated based on analyses that used Level 3 inputs at both June 30, 2018 and December 31, 2017. For consumer loans, in addition to the characteristics of the underlying contracts, key inputs to the analysis included interest rates, prepayment rates, TBA prices, and credit spreads. For the commercial loan portfolio, market based credit spread inputs were derived from instruments with comparable credit risk characteristics obtained from independent third party vendors.

▪

Impaired Loans — The value of impaired loans was estimated using the fair value of collateral (on an orderly liquidation basis) if the loan was collateralized, the present value of expected cash flows utilizing the current market rate for such loan, or observable market price. As these Level 3 unobservable inputs were specific to individual loans/collateral types, management does not believe that sensitivity analysis of individual inputs was meaningful, but rather that sensitivity was more meaningfully assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance or “UPB”) from customers. See Note 3 — Loans.

▪

PCI loans — These loans were valued by grouping the loans into performing and non-performing groups and stratifying the loans based on common risk characteristics such as product type, FICO score and other economic attributes. Due to a lack of observable market data, the estimated fair value of these loan portfolios was based on an internal model using unobservable inputs, including discount rates, prepayment rates, delinquency roll-rates, and loss severities. Due to the significance of the unobservable inputs, these loans are classified as Level 3.

Deposits — The estimated fair value of deposits with no stated maturity, such as demand deposit accounts (including custodial deposits), money market accounts, and savings accounts was the amount payable on demand at the reporting date. The estimated fair value of time deposits is determined using a discounted cash flow analysis. The discount rate for the time deposit accounts is derived from the rate currently offered on funding sources with similar maturities for similar terms, which are Level 3 inputs.

Borrowings

The Level 2 fair value of borrowings were valued using market inputs and discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates and did not require significant judgment. These borrowings include:

▪	Unsecured debt — Unsecured debt includes both senior debt and subordinated debt. Approximately $4.3 billion par value at June 30, 2018 and $3.8 billion at December 31, 2017.

CIT GROUP INC. 35

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

▪

Secured borrowings — Secured borrowings included both structured financings and FHLB advances. Of the total estimated fair value of structured financing, approximately $3.8 billion par value at June 30, 2018 and $4.3 billion par value at December 31, 2017 were level 2. The estimated fair value of FHLB advances was based on the discounted cash flow model. The cash flows were calculated using the contractual features of the advance and then discounted using observable rates

The level 3 fair value of borrowings included:

▪

Secured borrowings —Market estimates were not available for approximately $0.9 billion par value of structured financings, at June 30, 2018, and $1.0 billion at December 31, 2017, respectively, therefore values were estimated using a discounted cash flow analysis with a discount rate approximating current market rates for issuances by CIT of similar debt, which were Level 3 inputs.

Credit balances of factoring clients — The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances (typically 90 days or less), thus, the carrying value approximated fair value, and were classified as Level 3.

NOTE 9 — STOCKHOLDERS' EQUITY

A roll forward of common stock is presented in the following table.

Number of Shares of Common Stock

	Issued	Less Treasury	Outstanding
Common Stock – December 31, 2017	207,628,491	(76,275,567)	131,352,924
Restricted stock issued	1,223,658	—	1,223,658
Repurchase of common stock	—	(16,160,100)	(16,160,100)
Shares held to cover taxes on vesting restricted shares and other	—	(476,147)	(476,147)
Employee stock purchase plan participation	27,960	—	27,960
Common Stock – June 30, 2018	208,880,109	(92,911,814)	115,968,295

During the quarter ended June 30, 2018, CIT repurchased a total of $71.1 million in common shares via open market repurchases of 1,370,947 common shares at an average share price of $51.87 and a total of $609.0 million, excluding fees, in common shares via an equity tender offer to repurchase 11,123,287 common shares at a purchase price of $54.75.

During the quarter ended March 31, 2018, CIT repurchased a total of $194.9 million in common shares via open market repurchases of 3,665,866 common shares at an average share price of $53.16.

Accumulated Other Comprehensive Income (Loss) ("AOCI")

The following table details the components of AOCI, net of tax:

Components of Accumulated Other Comprehensive Loss (dollars in millions)

	June 30, 2018			December 31, 2017
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$2.5	$(13.8)	$(11.3)	$0.8	$(8.8)	$(8.0)
Changes in benefit plan net gain (loss) and prior service (cost)/credit	(48.6)	(1.8)	(50.4)	(53.6)	(0.9)	(54.5)
Unrealized net gains (losses) on securities AFS	(155.4)	41.0	(114.4)	(39.5)	15.5	(24.0)
Total accumulated other comprehensive loss	$(201.5)	$25.4	$(176.1)	$(92.3)	$5.8	$(86.5)

36 Item 1.   Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Unrealized net gains (losses) on available for sale securities	Total AOCI
Balance as of December 31, 2017	$(8.0)	$(54.5)	$(24.0)	$(86.5)
Adoption of ASUs 2016-01 and 2018-02(1)	3.3	0.3	(4.1)	(0.5)
AOCI activity before reclassifications	(6.6)	3.3	(77.0)	(80.3)
Amounts reclassified from AOCI	—	0.5	(9.3)	(8.8)
Net current period AOCI	(6.6)	3.8	(86.3)	(89.1)
Balance as of June 30, 2018	$(11.3)	$(50.4)	$(114.4)	$(176.1)
Balance as of December 31, 2016	$(61.4)	$(65.3)	$(13.4)	$(140.1)
AOCI activity before reclassifications	17.3	0.9	6.9	25.1
Amounts reclassified from AOCI	26.2	0.6	(0.2)	26.6
Net current period AOCI	43.5	1.5	6.7	51.7
Balance as of June 30, 2017	$(17.9)	$(63.8)	$(6.7)	$(88.4)

(1)	See Note 1 — Business and Summary of Significant Accounting Policies for information on these ASUs.

Other Comprehensive Loss

The amounts included in the Condensed Consolidated Statements of Comprehensive Income are net of income taxes.

There were no foreign currency translation reclassification adjustments impacting net income for the quarter and the six months ended June 30, 2018. Foreign currency translation reclassification adjustments impacting net income for the quarter and the six months ended June 30, 2017 were $16.7 million and $26.2 million, respectively. $16.7 million of the reclassification from AOCI during the second quarter of 2017 was a result of the sale of the Commercial Air business and is recorded in gain on sale of discontinued operations. The change in income taxes associated with foreign currency translation adjustments was a decrease of $4.9 million and an increase of $12.7 million for the quarters ended June 30, 2018 and 2017, respectively, and a decrease of $5.0 million and an increase of $17.1 million for the six months ended June 30, 2018 and 2017, respectively.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income were $0.4 million and $0.6 million for the quarters ended June 30, 2018 and 2017, respectively and $0.5 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively.  The change in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit was a decrease of $0.1 million and insignificant for the quarters ended June 30, 2018 and 2017, respectively and a decrease of $0.9 million and a decrease of $0.6 million for the six months ended June 30, 2018 and 2017, respectively.

CIT GROUP INC. 37

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Reclassification adjustments impacting net income for unrealized gains/(losses) on available for sale securities was a decrease of $5.5 million and a decrease of $0.2 million for the quarters ended June 30, 2018 and 2017, respectively and a decrease of $9.3 million and a decrease of $0.2 million for the six months ended June 30, 2018 and 2017, respectively. The change in income taxes associated with net unrealized gains/(losses) on available for sale securities was an increase of $8.1 million and a decrease of $2.6 million for quarters ended June 30, 2018 and 2017, respectively and an increase of $25.5 million and a decrease of $4.2 million for the six months ended June 30, 2018 and 2017, respectively.

Reclassifications Out of AOCI (dollars in millions)

Quarters Ended June 30,	2018			2017
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement Line Item
Foreign currency translation adjustments losses(1)	$—	$—	$—	$16.0	$0.7	$16.7	Gain on sale, discontinued operations
Changes in benefit plan net gain/(loss) and prior service (cost)/credit losses	0.4	—	0.4	0.6	—	0.6	Operating Expenses
Unrealized net gains on securities AFS	(7.5)	2.0	(5.5)	(0.2)	—	(0.2)	Other non-interest income
Total Reclassifications out of AOCI	$(7.1)	$2.0	$(5.1)	$16.4	$0.7	$17.1

Six Months Ended June 30,	2018			2017
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement Line Item
Foreign currency translation adjustment losses(1)	$—	$—	$—	$24.1	$2.1	$26.2	Other non-interest income
Changes in benefit plan net gain/(loss) and prior service (cost)/credit losses	0.5	—	0.5	0.6	—	0.6	Operating Expenses
Unrealized net gains on securities AFS	(12.7)	3.4	(9.3)	(0.2)	—	(0.2)	Other non-interest income
Total Reclassifications out of AOCI	$(12.2)	$3.4	$(8.8)	$24.5	$2.1	$26.6

(1) $16.7 million of the reclassification from AOCI during the second quarter of 2017 was a result of the sale of the Commercial Air business and is recorded in gain on sale of discontinued operations

NOTE 10 — INCOME TAXES

The Company’s global effective income tax rate from continuing operations including discrete tax items for the second quarter and six months ended June 30, 2018 was 28.0% and 28.2%, respectively, up from (343.0)% and 16.9% for the quarter and six months ended June 30, 2017, respectively.

The quarterly income tax expense is based on a projection of the Company’s annual effective tax rate. This annual effective tax rate is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The year-to-date impact of any change in the projected annual effective tax rate from the prior quarter estimate is included in the current quarter income tax expense. The effective tax rate each period is also impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to the valuation allowances, and discrete items. The currently forecasted effective tax rate may vary from the actual year-end 2018 effective tax rate due to changes in these factors.

2017 U.S. Tax Reform Legislation

The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017. The TCJA required management to make certain adjustments to the Company’s year-end financial statements for the effects of the law relating to the remeasurement of deferred taxes, liabilities for taxes due on mandatory deemed repatriation, liabilities for taxes due on other foreign income, and the reassessment of the Company’s valuation allowance. The SEC staff has afforded registrants a measurement period to record adjustments for the effects of the law, per Staff Accounting Bulletin No. 118 Income Tax Accounting Implications of the Tax Cuts and Jobs Act, similar to the measurement period used when accounting for business combinations. As of June 30, 2018, the Company has reviewed information relating to these tax law changes, and concluded that the procedures and methods utilized in developing assumptions, estimates and judgments for final and provisional amounts recorded in the financial statements are appropriate. The Company anticipates refinements to the amounts resulting from the issuance of future legislative and accounting guidance as well as those in the normal course of business, including true-ups resulting from the tax return to be filed later in 2018. However, Management does not anticipate any adjustments to the provisional amounts arising from further analysis of these tax law changes would be material.

38 Item 1.   Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Valuation Allowances

The Company established valuation allowances (“VAs”) against certain U.S. federal, U.S. state, and international deferred tax assets (“DTAs”) that are not expected to be realized in the future.  The Company maintained a VA of $208.6 million against U.S. state DTAs on certain state net operating losses and a $32.4 million VA against certain non-U.S. reporting entities' net DTAs as of June 30, 2018.

In 2017, the Company reported a net $177.4 million U.S. income tax benefit comprised of a gross $234.2 million tax benefit on a capital loss of $610.5 million realized on the liquidation of a wholly-owned foreign subsidiary partially offset by a $56.8 million charge to establish a VA against the unused portion of the capital loss. As a result of the change in the U.S. Federal income tax rate from 35 percent to 21 percent beginning in 2018, the VA against the capital loss carryforwards was revalued to $39.6 million as of December 31, 2017.  As of June 30, 2018, the Company maintained a U.S. Federal and state VA of $21.8 million against certain capital loss carryforwards, down from $39.6 million as of December 31, 2017. The reduction was attributable to changes in expected capital gains and additional net capital gains recognized year to date in the normal course of business as well as a reduction to the DTA on capital loss carryforward and associated VA. The Company will recognize the income tax benefit on the remaining portion of the DTA subject to the VA to the extent of additional capital gains. Capital losses can be carried forward for five years to offset capital gains.

The Company’s ability to recognize DTAs is evaluated on a quarterly basis to determine if there are any significant events that would affect its ability to utilize existing DTAs. If events are identified that affect its ability to utilize its DTAs, VAs may be adjusted accordingly.

Liabilities for Uncertain Tax Positions

The Company’s liability for uncertain tax positions ("UTPs") before interest and penalties was $13.0 million at June 30, 2018 and $13.5 million at December 31, 2017. The Company anticipates changes to its UTP liability upon the resolution of open tax matters and closure of statutes of limitations. Management estimates that the total potential liability before interest and penalties may be reduced by up to $5.0 million within the next twelve months. The Company’s accrued liability for interest and penalties totaled $6.8 million at June 30, 2018 and $6.3 million at December 31, 2017. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

NOTE 11 — COMMITMENTS

The accompanying table summarizes credit-related commitments and guarantees, as well as purchase and funding commitments:

Commitments (dollars in millions)

	June 30, 2018			December 31, 2017
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets (1) (2)	$2,477.2	$4,262.6	$6,739.8	$6,351.1
Letters of credit
Standby letters of credit	33.6	195.5	229.1	213.3
Other letters of credit	17.1	—	17.1	14.2
Guarantees
Deferred purchase agreements	1,489.3	—	1,489.3	2,068.1
Guarantees, acceptances and other recourse obligations	1.4	—	1.4	2.1
Purchase and Funding Commitments
Rail and other purchase commitments (1)	389.1	25.0	414.1	222.9

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

(2)

The amount includes approximately $2.0 billion and $2.3 billion of undrawn financing commitments at June 30, 2018 and December 31, 2017, respectively, for instances where the customer is not in compliance with contractual obligations or does not have adequate collateral to borrow against the unused facility, and therefore CIT does not have the contractual obligation to lend. In preparing the quarter-end financial statements as of March 31, 2018, the Company discovered and corrected an immaterial error relating to the December 31, 2017 balance of certain undrawn financing commitments where the customer was not in compliance with contractual obligations which was understated by $0.7 billion. The current presentation has been revised to reflect the corrected balance at December 31, 2017.

CIT GROUP INC. 39

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Discontinued Operations

Financing commitments include HECM reverse mortgage loan commitments associated with Financial Freedom discontinued operations of $31 million at June 30, 2018 and $34 million at December 31, 2017. In addition, as servicer of HECM loans, the Company is required to repurchase the loan out of the GNMA HMBS securitization pools once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount or when the property forecloses to OREO. On May 31, 2018, the Company completed the sale of the Financial Freedom business and reverse mortgage loan portfolio in connection with the Financial Freedom Transaction. At June 30, 2018, certain investor consents remain outstanding, including the GNMA consent; although the economic benefit and risk of the business has been transferred to the buyer. Upon receiving the GNMA consent, CIT shall no longer have this servicer repurchase obligation. See Note 2 — Discontinued Operations.

Financing Commitments

Commercial

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Included in the table above are commitments that have been extended to and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $1,855.5 million at June 30, 2018 and $950.3 million at December 31, 2017. Financing commitments also include credit line agreements to Business Capital clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, was $165 million at June 30, 2018 and $190 million at December 31, 2017. As financing commitments may not be fully drawn, may expire unused, may be reduced or canceled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

At June 30, 2018, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking segment.

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

Consumer

The Company sold its reverse mortgage portfolio in connection with the Financial Freedom Transaction. Prior to sale, the Company was committed to fund draws on certain reverse mortgages in conjunction with loss sharing agreements with the FDIC from the OneWest acquisition. The FDIC agreed to indemnify the Company for losses on the first $200 million of draws that occur subsequent to the purchase date (post March 2009). As of December 31, 2017, $134 million had been advanced on the reverse mortgage loans post March 2009 with exposure for additional draws of $66 million. See Note 5 — Indemnification Assets of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion on the loss sharing agreements with the FDIC.

Separately, the Company is committed to fund draws on certain home equity lines of credit (“HELOCs”). Under the HELOC participation and servicing agreement entered into with the FDIC, the FDIC agreed to reimburse the Company for a portion of the draws that the Company funded on the purchased HELOCs from the OneWest acquisition.

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

40 Item 1.   Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The table above includes $1,399 million and $1,979 million of DPA credit protection at June 30, 2018 and December 31, 2017, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $91 million and $89 million available under DPA credit line agreements, net of the amount of DPA credit protection provided at June 30, 2018 and December 31, 2017, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance loans, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $4.6 million and $5.3 million at June 30, 2018 and December 31, 2017, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments relate to Rail and Equipment Finance businesses.

The Company’s rail business entered into commitments to purchase railcars from multiple manufacturers. At June 30, 2018, approximately 2,280 railcars remain to be purchased from manufacturers with deliveries through 2019. Rail equipment purchase commitments are at fixed prices subject to price increases for certain materials.

Other Commitments

The Company has commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments were $101 million at June 30, 2018 and $67 million at December 31, 2017. These commitments are payable on demand and are recorded in other liabilities.

NOTE 12 — CONTINGENCIES

Litigation and other Contingencies

CIT is involved, and from time to time in the future may be involved, in a number of pending and threatened judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, “Litigation”). In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter will be, if any. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the outcome of Litigation that is currently pending will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $55 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of June 30, 2018. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

CIT GROUP INC. 41

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Notices of infraction were issued to Banco CIT relating to the payment of ICMS taxes charged by Brazilian states in connection with the importation of equipment. The state of São Paulo claims that Banco CIT should have paid it ICMS taxes for tax years 2006 - 2009 because Banco CIT, the purchaser, was located in São Paulo. Instead, the ICMS taxes were paid to the state of Espirito Santo where the imported equipment arrived. A regulation issued by São Paulo in December 2013 reaffirms a 2009 agreement by São Paulo to conditionally recognize ICMS tax payments made to Espirito Santo. An assessment related to taxes paid to Espirito Santo was upheld in a ruling issued by the administrative court in May 2014. That ruling has been appealed. Another assessment related to taxes paid to Espirito Santo remains pending. Petitions seeking São Paulo’s recognition of the taxes paid to Espirito Santo were also filed in a general amnesty program. In the first quarter of 2018, CIT was advised that the larger of the two amnesty petitions had been granted and dismissal of that matter is pending with the court.

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

HUD OIG Investigation

In 2009, OneWest Bank acquired the reverse mortgage loan portfolio and related servicing rights of Financial Freedom Senior Funding Corporation, including HECM loans, from the FDIC as Receiver for IndyMac Federal Bank. HECM loans are insured by the FHA, and administered by HUD. In addition, Financial Freedom is the servicer of HECM loans owned by third party investors. Beginning in the third quarter of 2015, the Office of the Inspector General for HUD (the “HUD OIG”), served a series of subpoenas on the Company regarding HECM loans. The subpoenas requested documents and other information related to Financial Freedom’s HECM loan origination and servicing business, including the curtailment of interest payments on HECM insurance claims. On May 16, 2017, CIT entered into a settlement of approximately $89 million to resolve the servicing related claims. The settlement was within CIT’s existing reserves and included interest to be reimbursed to HUD. CIT has provided information and documents responsive to the subpoena’s request for information relating to the mortgage originations and does not currently expect the outcome of the remaining loan origination matter to have a material adverse effect on CIT’s financial condition or results of operations.

NY Attorney General

In the second quarter of 2017, the Office of the Attorney General of the State of New York (“NYAG”), served a subpoena on the Company regarding HECM loans. The subpoena requested documents and other information related to Financial Freedom’s HECM loan business in the State of New York. The NYAG subsequently withdrew the subpoena and has requested the Company’s continued voluntary cooperation with the inquiry. The Company has cooperated with the NYAG’s office and has produced certain documents. The Company does not have sufficient information to make an assessment of the outcome or the impact of the NYAG’s ongoing inquiry.

42 Item 1.   Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 — BUSINESS SEGMENT INFORMATION

Segment Profit and Assets

The following table presents segment data related to continuing operations. Refer to Note 25 — Business Segment Information in our Annual Report on Form 10-K for the year ended December 31, 2017 for further detailed information.

Segment Pre-tax Income (Loss) (dollars in millions)

	Commercial Banking	Consumer Banking	Non-Strategic Portfolios	Corporate and Other	Total CIT
Quarter Ended June 30, 2018
Interest income	$330.4	$85.0	$1.9	$56.3	$473.6
Interest expense (benefit)	177.0	(37.3)	1.8	63.7	205.2
Provision (benefit) for credit losses	33.2	(0.3)	—	—	32.9
Rental income on operating leases	261.3	—	—	—	261.3
Other non-interest income	73.1	37.5	0.7	24.1	135.4
Depreciation on operating lease equipment	77.2	—	—	—	77.2
Maintenance and other operating lease expenses	63.5	—	—	—	63.5
Operating expenses and loss on debt extinguishment and deposit redemption	171.4	93.7	2.2	19.5	286.8
Income (loss) from continuing operations before provision (benefit) for income taxes	$142.5	$66.4	$(1.4)	$(2.8)	$204.7
Quarter Ended June 30, 2017
Interest income	$316.6	$101.6	$6.2	$53.8	$478.2
Interest expense (benefit)	127.8	(9.6)	5.0	86.0	209.2
Provision (benefit) for credit losses	(0.2)	4.6	—	—	4.4
Rental income on operating leases	251.2	—	—	—	251.2
Other non-interest income	74.8	5.7	0.2	3.9	84.6
Depreciation on operating lease equipment	77.4	—	—	—	77.4
Maintenance and other operating lease expenses	53.3	—	—	—	53.3
Operating expenses / loss on debt extinguishment and deposit redemption	176.5	96.2	1.8	185.9	460.4
Income (loss) from continuing operations before provision (benefit) for income taxes	$207.8	$16.1	$(0.4)	$(214.2)	$9.3

CIT GROUP INC. 43

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment Pre-tax Income (Loss) continued (dollars in millions)

	Commercial Banking	Consumer Banking	Non-Strategic Portfolios	Corporate and Other	Total CIT
Six Months Ended June 30, 2018
Interest income	$645.3	$170.2	$4.3	$105.0	$924.8
Interest expense (benefit)	333.3	(61.6)	3.5	110.5	385.7
Provision for credit losses	100.4	1.3	—	—	101.7
Rental income on operating leases	514.9	—	—	—	514.9
Other non-interest income	151.1	49.0	1.9	38.1	240.1
Depreciation on operating lease equipment	153.6	—	—	—	153.6
Maintenance and other operating lease expenses	120.9	—	—	—	120.9
Operating expenses / loss on debt extinguishment and deposit redemption	354.5	189.7	4.4	19.6	568.2
Income (loss) from continuing operations before provision (benefit) for income taxes	$248.6	$89.8	$(1.7)	$13.0	$349.7
Select Period End Balances
Loans	$23,039.7	$6,308.7	$—	$—	$29,348.4
Credit balances of factoring clients	(1,430.8)	—	—	—	(1,430.8)
Assets held for sale	1,286.8	19.3	29.7	—	1,335.8
Operating lease equipment, net	6,833.9	—	—	—	6,833.9
Six Months Ended June 30, 2017
Interest income	$624.1	$201.6	$13.2	$95.0	$933.9
Interest expense (benefit)	247.6	(16.1)	10.0	130.8	372.3
Provision for credit losses	49.0	5.1	—	—	54.1
Rental income on operating leases	502.5	—	—	—	502.5
Other non-interest income	147.1	13.6	(2.7)	5.7	163.7
Depreciation on operating lease equipment	150.9	—	—	—	150.9
Maintenance and other operating lease expenses	107.1	—	—	—	107.1
Operating expenses / loss on debt extinguishment and deposit redemption	355.2	191.8	3.8	221.2	772.0
Income (loss) from continuing operations before provision (benefit) for income taxes	$363.9	$34.4	$(3.3)	$(251.3)	$143.7
Select Period End Balances
Loans	$22,341.2	$6,690.5	$—	$—	$29,031.7
Credit balances of factoring clients	1,405.3	—	—	—	1,405.3
Assets held for sale	1,153.8	56.4	114.6	—	1,324.8
Operating lease equipment, net	6,736.0	—	—	—	6,736.0

44 Item 1.   Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

CIT Group Inc., together with its subsidiaries (collectively "we", "our", "CIT" or the "Company"), is a bank holding company ("BHC") and regulated by the Board of Governors of the Federal Reserve System ("FRB") and the Federal Reserve Bank of New York ("FRBNY") under the U.S. Bank Holding Company Act of 1956, as amended. CIT Bank, N.A. is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury ("OCC").

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

Throughout this MD&A we reference "Notes" to our financial statements. These refer to the Notes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements.

SUMMARY OF 2018 FINANCIAL RESULTS

The following table summarizes the Company’s results in accordance with GAAP as included in the Condensed Consolidated Statements of Income, along with the quarter ended March 31, 2018. We also provide results that are not in accordance with GAAP, and are reconciled to GAAP in the "Non-GAAP Financial Measurements" section at the end of this MD&A.
Results of Operations (dollars in millions)

	Quarters Ended			Six Months Ended
GAAP Results	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Income from continuing operations available to common shareholders	$137.9	$103.7	$41.2	$241.6	$119.4
Income (loss) from discontinued operations, net of taxes	(20.5)	(6.7)	115.5	(27.2)	217.2
Net income available to common shareholders	$117.4	$97.0	$156.7	$214.4	$336.6
Diluted income per common share
Income from continuing operations available to common shareholders	$1.11	$0.79	$0.22	$1.88	$0.62
Income (loss) from discontinued operations, net of taxes	(0.17)	(0.05)	0.63	(0.21)	1.12
Diluted income per common share available to common shareholders	$0.94	$0.74	$0.85	$1.67	$1.74
Average number of common shares — diluted (thousands)	124,686	131,588	183,796	128,110	193,460

Non-GAAP Results, excluding noteworthy items
Income from continuing operations available to common shareholders	$124.6	$96.9	$125.7	$221.5	$235.1
(Loss) income from discontinued operations, net of taxes	(6.7)	(6.7)	3.4	(13.4)	57.1
Net income available to common shareholders	$117.9	$90.2	$129.1	$208.1	$292.2
Diluted income per common share
Income from continuing operations available to common shareholders	$1.00	$0.74	$0.68	$1.73	$1.22
(Loss) income from discontinued operations, net of taxes	(0.05)	(0.05)	0.02	(0.11)	0.29
Diluted income per common share available to common shareholders	$0.95	$0.69	$0.70	$1.62	$1.51
Average number of common shares — diluted (thousands)	124,686	131,588	183,796	128,110	193,460

Income from continuing operations available to common shareholders for the second quarter was up from the year-ago and prior quarters. Compared to the year-ago quarter, income from continuing operations available to common shareholders excluding noteworthy items1 was down slightly, as lower operating expenses, higher other non-interest income and the benefit of a lower effective tax rate were offset by a decline in net finance revenue, an increase in the provision for credit losses and the preferred stock dividend. The improvement from the prior quarter reflected lower credit costs and operating expenses. The increase per diluted common share compared to prior quarters reflects the decline in the average number of diluted common shares outstanding due to significant share repurchases over the past four quarters, which more than offset the decline in income compared to the year-ago quarter. For the six months ended June 30, 2018, higher credit and borrowing costs offset higher other non-interest income and lower operating expenses.

[1]

Income from continuing operations excluding noteworthy items and other non-interest income excluding noteworthy items are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

CIT GROUP INC. 45

Net income for the quarter available to common shareholders of $117.4 million and net income available to common shareholders excluding noteworthy items2 of $117.9 million were down from the year-ago quarter and up from the prior quarter. While the trends reflected the results from continuing operations, the decline from the year-ago quarter and six months was also affected by the loss in discontinued operations in 2018, compared to income in the year-ago periods.

The following table reflects the reconciliation of income from continuing operations and net income excluding noteworthy items2 for the quarter and six months ended June 30, 2018, to our results in accordance with GAAP.

Noteworthy Adjustments to 2018 Results (dollars in millions, except per share amounts)

	Income from Continuing Operations Available to Common Shareholders				Net Income Available to Common Shareholders
	Quarter Ended June 30, 2018		Six Months Ended June 30, 2018		Quarter Ended June 30, 2018		Six Months Ended June 30, 2018
GAAP Results	$137.9	$1.11	$241.6	$1.88	$117.4	$0.94	$214.4	$1.67
Second Quarter Items
NACCO suspended depreciation	(6.0)	(0.05)	(6.0)	(0.05)	(6.0)	(0.05)	(6.0)	(0.05)
Gain and other revenues from sale of reverse mortgage portfolio	(21.6)	(0.17)	(21.6)	(0.17)	(21.6)	(0.17)	(21.6)	(0.17)
Loss on debt redemption	14.3	0.11	14.3	0.11	14.3	0.11	14.3	0.11
Loss on Financial Freedom servicing operations	-	-	-	-	13.8	0.11	13.8	0.11
Non-GAAP Results	$124.6	$1.00			$117.9	$0.95
First Quarter Items
Suspended depreciation benefits related to the European Rail business (NACCO) held for sale			(6.8)	(0.05)			(6.8)	(0.05)
Non-GAAP Results (certain EPS balances may not sum due to rounding)			$221.5	$1.73			$208.1	$1.62

DISCONTINUED OPERATIONS

At June 30, 2018, discontinued operations was comprised of Business Air and certain assets and liabilities of Financial Freedom, a reverse mortgage servicing business sold on May 31, 2018.

The Financial Freedom business, a former division of CIT Bank that serviced reverse mortgage loans, was acquired in conjunction with the OneWest Transaction in 2015 and sold on May 31, 2018. The sale included all the operations, mortgage servicing rights and related servicing assets and liabilities. CIT recognized a net pre-tax loss on disposal of the Financial Freedom business of $22 million in discontinued operations related primarily to reserves and transaction costs. At June 30, 2018, certain assets and liabilities of the Financial Freedom business remained after the sale until investor consents are received, although the economic benefit and risk of the business has been transferred to the buyer. The sale is described further in Note 2 — Discontinued Operations.

There was a loss of $20 million in the current quarter, compared to income in the year-ago quarter of $116 million, which was driven by the sale of Commercial Air. Excluding noteworthy items, the current quarter loss was $7 million, compared to income of $3 million in the year-ago quarter. Noteworthy items in the current quarter, which aggregated to a net loss of $14 million, related to the sale of the Financial Freedom business. Noteworthy items in the year-ago quarter, which netted to income of $112 million, related to the sale of Commercial Air, including the gain on sale, suspended depreciation, a loss on debt repayment and the sale of Commercial Air’s interest in an aircraft leasing joint venture.

For the six months ended June 30, 2018 and 2017, net loss from discontinued operations totaled $27 million in 2018, compared to income of $217 million in 2017. Excluding noteworthy items, the current year to date loss was $13 million, compared to income of $57 million in the year-ago period.

Business Air loans and leases totaled $134 million at June 30, 2018, down from $164 million at March 31, 2018 and $248 million at June 30, 2017.

Further details of discontinued operations, along with condensed balance sheets and income statements are included in Note 2 — Discontinued Operations. See also Note 12 — Contingencies for discussion related to the servicing obligations.

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

46 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

NET FINANCE REVENUE

Net Finance Revenue ("NFR")3 and Net Finance Margin ("NFM")3 are key metrics used by management to measure the profitability of our earning assets. NFR includes interest and yield-related fee income on our loans, rental income on our operating lease equipment, and interest and dividend income on interest-bearing cash and investments, less funding costs and depreciation, maintenance and other operating lease expenses from our operating lease equipment. The consolidated financial statements include the effects of Purchase Accounting Accretion ("PAA"). Accretion and amortization of certain purchase accounting adjustments primarily impact interest income and interest expense, and are summarized in a table later in this section.

The following table presents the average balance sheet and related rates, along with the NFR and NFM.

Average Balances and Rates(1) (dollars in millions)

	Quarters Ended
	June 30, 2018			March 31, 2018			June 30, 2017
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest bearing cash deposits	$3,530.8	$16.0	1.81%	$2,100.8	$7.0	1.33%	$9,510.5	$23.8	1.00%
Investments and securities purchased under agreement to resell	6,062.8	42.1	2.78%	6,345.6	43.3	2.73%	5,016.1	33.1	2.64%
Loans and loans held for sale(2)(3)	28,553.9	428.0	6.00%	28,753.5	415.1	5.77%	28,257.0	431.0	6.10%
Total interest earning assets(2)(3)	38,147.5	486.1	5.10%	37,199.9	465.4	5.00%	42,783.6	487.9	4.56%
Operating lease equipment, net (including held for sale)(4)	7,980.3	120.6	6.04%	7,934.6	119.8	6.04%	7,612.2	120.5	6.33%
Indemnification assets	101.8	(12.5)	-49.12%	130.6	(14.2)	-43.49%	280.0	(9.7)	-13.86%
Average earning assets ("AEA")(2)	46,229.6	594.2	5.14%	45,265.1	571.0	5.05%	50,675.8	598.7	4.73%
Non-interest earning assets
Cash and due from banks	215.9			246.8			647.2
Allowance for loan losses	(449.3)			(434.6)			(439.9)
All other non-interest bearing assets	2,734.7			2,683.0			2,124.6
Assets of discontinued operations	416.2			480.3			1,108.1
Total Assets	$49,147.1			$48,240.6			$54,115.8

Interest bearing deposits and borrowings
Deposits	$29,549.6	$110.6	1.50%	$28,595.2	97.1	1.36%	$30,222.9	$94.6	1.25%
Borrowings	9,437.0	94.6	4.01%	9,045.4	83.4	3.69%	10,702.5	114.6	4.28%
Total interest-bearing liabilities	38,986.6	205.2	2.11%	37,640.6	180.5	1.92%	40,925.4	209.2	2.04%
Non-interest bearing deposits	1,414.5			1,456.1			1,411.2
Other non-interest bearing liabilities	1,401.4			1,406.0			1,609.1
Liabilities of discontinued operations	419.0			496.9			904.8
Noncontrolling interests	—			—			0.3
Stockholders' equity	6,925.6			7,241.0			9,265.0
Total Liabilities and Shareholders' Equity	$49,147.1			$48,240.6			$54,115.8
Net revenue spread			3.03%			3.13%			2.69%
Impact of non-interest bearing sources			0.34%			0.32%			0.38%
NFR ($) / NFM (%)(2)		$389.0	3.37%		$390.5	3.45%		$389.5	3.07%
Adjusted NFR / NFM (excluding noteworthy items)		$380.4	3.29%		$381.2	3.37%		$403.8	3.44%

(1)-(4) See footnotes below table on next page.

[3]

Net finance revenue, net finance margin, net operating lease revenue and average earnings assets, and respective amounts excluding noteworthy items are non-GAAP measures. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information.

CIT GROUP INC. 47

Average Balances and Rates(1) (dollars in millions) (continued)

	Six Months Ended
	June 30, 2018			June 30, 2017
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest bearing cash deposits	$2,850.4	$23.0	1.61%	$7,559.1	$36.4	0.96%
Investments and securities purchased under agreement to resell	6,210.4	85.4	2.75%	4,771.1	64.1	2.69%
Loans and loans held for sale(2)(3)	28,542.9	843.1	5.91%	28,486.9	850.9	5.97%
Total interest earning assets(2)(3)	37,603.7	951.5	5.06%	40,817.1	951.4	4.66%
Operating lease equipment, net (including held for sale)(4)	7,953.1	240.4	6.05%	7,552.6	244.5	6.47%
Indemnification assets	115.6	(26.7)	-46.19%	302.5	(17.5)	-11.57%
Average earning assets ("AEA")(2)	45,672.4	1,165.2	5.10%	48,672.2	1,178.4	4.84%
Non-interest earning assets
Cash and due from banks	235.7			711.7
Allowance for loan losses	(441.1)			(436.4)
All other non-interest bearing assets	2,704.4			2,238.3
Assets of discontinued operations	446.1			6,927.5
Total Assets	$48,617.5			$58,113.3

Interest bearing deposits and borrowings
Deposits	$29,053.3	$207.7	1.43%	$30,534.4	$188.6	1.24%
Borrowings	9,247.1	178.0	3.85%	12,751.6	183.7	2.88%
Total interest-bearing liabilities	38,300.4	385.7	2.01%	43,286.0	372.3	1.72%
Non-interest bearing deposits	1,442.1			1,402.9
Other non-interest bearing liabilities	1,412.9			1,672.3
Liabilities of discontinued operations	452.4			2,061.5
Noncontrolling interests	—			0.3
Stockholders' equity	7,009.7			9,690.3
Total Liabilities and Shareholders' Equity	$48,617.5			$58,113.3
Net revenue spread			3.09%			3.12%
Impact of non-interest bearing sources			0.32%			0.19%
NFR ($) / NFM (%)(2)		$779.5	3.41%		$806.1	3.31%
Adjusted NFR / NFM (excluding noteworthy items)		$761.6	3.34%		$820.4	3.51%
(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the periods presented. Average rates are impacted by PAA.
(2)	The balance and rate presented is calculated net of average credit balances for factoring clients.
(3)	Non-accrual loans and related income are included in the respective categories.
(4)	Operating lease rental income is a significant source of revenue; therefore we have presented the rental revenues net of depreciation and net of maintenance and other operating lease expenses.

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

Average Balances and Rates(1) (dollars in millions)

	June 2018 Over March 2018 Comparison			June 2018 Over June 2017 Comparison
	Increase (Decrease) Due To Change In:			Increase (Decrease) Due To Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-bearing cash	$5.9	$3.1	$9.0	$(20.3)	$12.5	$(7.8)
Investments	(2.0)	0.8	(1.2)	7.2	1.8	9.0
Loans and loans held for sale(2)(3)	(2.9)	15.8	12.9	4.4	(7.4)	(3.0)
Operating lease equipment, net (including held for sale)(4)	0.7	0.1	0.8	6.0	(5.9)	0.1
Indemnification assets	3.4	(1.7)	1.7	9.3	(12.1)	(2.8)
AEA(2)	$5.1	$18.1	$23.2	$6.6	$(11.1)	$(4.5)
Interest-bearing deposits	$3.3	$10.2	$13.5	$(2.3)	$18.3	$16.0
Borrowings(4)	3.7	7.5	11.2	(13.1)	(6.9)	(20.0)
Total interest-bearing liabilities	$7.0	$17.7	$24.7	$(15.4)	$11.4	$(4.0)

(1)...(4) See footnotes to prior table.

48 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

NFR was $389 million in the current quarter compared to $391 million in the prior quarter. NFR in both the current and prior quarter included a $9 million benefit from the suspension of depreciation expense related to NACCO. When operating lease equipment is in AHFS, depreciation is suspended, resulting in a benefit to NFR. The impact from suspended depreciation is further explained later in this section. Excluding noteworthy items, NFR was $380 million in the current quarter, compared to $381 million in the prior quarter, as higher interest income on loans was offset by higher funding costs. Higher funding costs in the current quarter primarily reflect higher deposit costs, higher borrowing costs on floating rate debt and a full quarter of interest expense related to our Tier 2 qualifying subordinated debt that was issued in March 2018.

Revenues generated on our interest-bearing cash and investments are indicative of the rising interest rate environment. The returns may fluctuate depending on the composition of the investments, interest rates and credit spreads.

NFM excluding noteworthy items was 3.29%, an 8 bps decrease from 3.37% in the prior quarter. While NFR was relatively flat compared to the prior quarter, the decline in NFM was driven in part by a change in mix of AEA. The decrease also reflected higher deposit rates, driven by upward market trends, and growth in our Online Bank money-market savings product, in anticipation of funding requirements in the second half of this year. Higher borrowing costs reflected an increase in FHLB costs, primarily driven by rate increases, and a full quarter impact of the subordinated debt issued in March 2018. The yield on our loans and investments benefited from higher interest rates and rail yields benefited from a customer prepayment. However, these were partially offset by a higher level of average interest bearing cash during the quarter resulting from the timing of our liability management and capital actions as well as the sale of the reverse mortgage portfolio.

NFR in the year-ago quarter included $23 million in interest expense on approximately $5.8 billion of unsecured senior debt that previously was allocated to discontinued operations but was recorded in continuing operations following the Commercial Air sale on April 4, 2017, until the redemption of that debt later in the quarter. Partially offsetting this cost was $9 million in interest income related to the elevated cash balances for the period between the closing of the Commercial Air sale and the related liability management and capital actions. Compared to the year-ago quarter, NFR excluding noteworthy items decreased $23 million or 6%, and NFM decreased 15 bps. The decrease in NFR excluding noteworthy items primarily reflected lower PAA, lower gross yields in Rail and higher funding costs, partially offset by higher earnings on investment securities, and loans in the Commercial Banking segment. The decrease in NFM excluding noteworthy items reflected the drivers of the decrease in NFR, partially offset by a shift in asset mix from interest-bearing cash deposits to investment securities, and loans and leases in the Commercial Banking segment.

While we explain in the Risk Management section that our balance sheet has a moderate amount of asset sensitivity, there are factors in addition to rising interest rates that have impacted and will continue to impact our NFR, including a decline in PAA, a mix shift in earning assets and repricing down of rail renewal rates.

AEA increased almost $1 billion from the prior quarter, reflecting higher interest-bearing cash related to the timing of our liability management and capital actions over the past two quarters, as well as the sale of the reverse mortgage portfolio, which also reduced average loans. AEA in the year-ago quarter included elevated cash balances for the period between the closing of the Commercial Air sale and related liability management and capital actions. Excluding this impact, AEA declined 2% or $0.8 billion, reflecting a decline in interest-bearing cash, partially offset by growth in the investment portfolio, and run-off of legacy portfolios in Real Estate Finance and LCM, partially offset by growth in the core Real Estate Finance portfolio, Rail and Other Consumer Banking.

The composition of our average funding mix was virtually unchanged from the prior quarter as follows:

Average Funding Mix

	Quarters Ended
	June 30, 2018	March 31, 2018	June 30, 2017
Deposits	77%	77%	75%
Unsecured borrowings	11%	10%	15%

Secured Borrowings:
Structured financings	3%	4%	4%
FHLB advances	9%	9%	6%

These proportions will fluctuate in the future depending upon our funding activities. The change from the year-ago quarter reflects the reduction of the unsecured debt, including redemptions totaling $6.9 billion during 2017, primarily related to the sale of Commercial Air.

CIT GROUP INC. 49

The following table details further the rates of interest bearing liabilities.

Interest-Bearing Deposits and Borrowings — Average Balances and Rates for the Quarters Ended (dollars in millions)

	June 30, 2018			March 31, 2018			June 30, 2017
	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)
Interest-bearing Deposits
Time deposits	$13,839.9	$62.4	1.80%	$14,140.2	$59.8	1.69%	$15,787.0	$63.5	1.61%
Interest-bearing checking	2,339.4	3.6	0.62%	2,658.7	4.1	0.62%	2,934.8	4.1	0.56%
Savings and Online money market accounts	8,411.2	31.5	1.50%	6,869.7	22.2	1.29%	4,920.4	11.9	0.97%
Other money markets / sweeps	4,959.1	13.1	1.06%	4,926.6	11.0	0.89%	6,580.7	15.1	0.92%
Total interest-bearing deposits	29,549.6	110.6	1.50%	28,595.2	97.1	1.36%	30,222.9	94.6	1.25%
Borrowings
Unsecured notes	4,318.4	55.4	5.13%	4,092.3	51.0	4.98%	6,591.1	85.5	5.19%
Secured borrowings	1,641.0	16.6	4.05%	1,756.5	16.4	3.73%	2,037.1	16.4	3.22%
FHLB advances	3,711.0	20.5	2.21%	3,454.1	15.0	1.74%	2,406.8	8.2	1.36%
Other credit facilities(1)	—	4.9	—%	—	4.1	—%	—	4.9	—%
Borrowings	9,670.4	97.4	4.03%	9,302.9	86.5	3.72%	11,035.0	115.0	4.17%
Allocated to discontinued operations	(233.4)	(2.8)		(257.5)	(3.1)		(332.5)	(0.4)
Total borrowings	9,437.0	94.6	4.01%	9,045.4	83.4	3.69%	10,702.5	114.6	4.28%
Total interest-bearing liabilities	$38,986.6	$205.2	2.11%	$37,640.6	$180.5	1.92%	$40,925.4	$209.2	2.04%
(1)	Balance includes interest expense related to facility fees and amortization of deferred costs on unused portions of credit facilities, including the Revolving Credit Facility and total return swaps.

We remain focused on optimizing our mix of deposits. Over the past couple of years, we have increased the percentage of non-maturity deposits relative to total deposits in conjunction with our strategy to optimize deposit costs through the rate cycle, while working within our risk management discipline. The table above reflects increased savings and online money market deposits compared to both the year-ago and prior quarters. In addition, we significantly lessened sweep accounts and time deposits in the brokered channel. The deposit cost increases from the year-ago and prior quarters also reflected the impact from the increases in the short-term interest rate. See Funding and Liquidity section for tables that reflects period end deposits by type and by channel.

Borrowing costs increased compared to the prior quarter. In the first quarter of 2018 we issued $1 billion of senior unsecured notes at a weighted average coupon rate of 4.69%, and we issued $400 million of unsecured subordinated debt at 6.125% in conjunction with our capital plan that allowed us to return an equal amount of common equity. Most of the proceeds of the senior unsecured borrowings were used to repay $883 million of unsecured notes in April. The second quarter reflects the impact of a full quarter of interest expense on these borrowings. The decline in borrowing costs from the year-ago quarter reflects the unsecured debt redemptions during 2017 related to the sale of Commercial Air.

The following table reflects our total deposit base, interest bearing and non-interest-bearing deposits, and related rate:

Total Deposits — Average Balances and Rates for the Quarters Ended (dollars in millions)

	June 30, 2018			March 31, 2018			June 30, 2017
	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)
Interest-bearing deposits	$29,549.6	$110.6	1.50%	$28,595.2	$97.1	1.36%	$30,222.9	$94.6	1.25%
Non-interest-bearing deposits	1,414.5	—	—	1,456.1	—	—	1,411.2	—	—
Total deposits	$30,964.1	$110.6	1.43%	$30,051.3	$97.1	1.29%	$31,634.1	$94.6	1.20%

Deposits and borrowings are also discussed in Funding and Liquidity.

50 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following table depicts selected earning asset yields and margin-related data for our segments and divisions within the segments.

Segment Average Yield and Other Data (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Commercial Banking
AEA	$29,965.1	$30,021.7	$29,158.6	$29,981.6	$29,231.8
NFR	274.0	278.4	309.3	552.4	621.0
Gross yield	7.90%	7.57%	7.79%	7.74%	7.71%
NFM	3.66%	3.71%	4.24%	3.68%	4.25%
Average Earning Assets (AEA)
AEA
Commercial Finance	$10,068.7	$10,132.5	$9,858.1	$10,098.4	$10,035.0
Rail	7,712.5	7,695.1	7,393.3	7,702.8	7,363.4
Real Estate Finance	5,469.2	5,616.2	5,646.0	5,531.3	5,598.6
Business Capital	6,714.7	6,577.9	6,261.2	6,649.1	6,234.8
NFR
Gross yield
Commercial Finance	5.66%	5.30%	5.61%	5.48%	5.38%
Rail	11.45%	11.02%	11.70%	11.23%	11.83%
Real Estate Finance	5.58%	5.36%	5.34%	5.48%	5.12%
Business Capital	9.05%	8.94%	8.80%	8.99%	8.90%
NFM
NFR
Commercial Finance	$83.4	$86.1	$100.9	$169.5	$198.7
Rail	71.5	70.0	77.6	141.5	159.4
Real Estate Finance	42.7	46.7	52.3	89.4	100.5
Business Capital	76.4	75.6	78.5	152.0	162.4
Gross yield
NFM
Commercial Finance	3.31%	3.40%	4.09%	3.36%	3.96%
Rail	3.71%	3.64%	4.20%	3.67%	4.33%
Real Estate Finance	3.12%	3.33%	3.71%	3.23%	3.59%
Business Capital	4.55%	4.60%	5.02%	4.57%	5.21%

Consumer Banking
AEA	$6,896.9	$7,009.4	$7,092.8	$6,853.9	$7,192.6
NFR	122.3	109.5	111.2	231.8	217.7
Gross yield	4.93%	4.86%	5.73%	4.97%	5.61%
NFM	7.09%	6.25%	6.27%	6.76%	6.05%
AEA
Other Consumer Banking	$3,098.6	$2,747.0	$2,168.0	$2,924.9	$2,170.4
LCM	3,798.3	4,262.4	4,924.8	3,929.0	5,022.2
Gross yield
Other Consumer Banking	3.64%	3.53%	3.56%	3.58%	3.51%
LCM	5.99%	5.73%	6.68%	6.00%	6.51%
NFR
Other Consumer Banking	$87.6	$70.6	$52.5	$158.2	$99.1
LCM	34.7	38.9	58.7	73.6	118.6
NFM
Other Consumer Banking	11.31%	10.28%	9.69%	10.82%	9.13%
LCM	3.65%	3.65%	4.77%	3.75%	4.72%

Non-Strategic Portfolios
AEA	$123.0	$148.6	$319.5	$133.6	$342.8
NFR	0.1	0.7	1.2	0.8	3.2
Gross yield	6.18%	6.46%	7.76%	6.44%	7.70%
NFM	0.33%	1.88%	1.50%	1.20%	1.87%

Gross yields (interest income plus rental income on operating leases as a % of AEA) in Commercial Banking were up from the year-ago and prior quarters. The Commercial Finance increase in gross yields from the year-ago quarter was primarily driven by the benefit of higher short-term interest rates, partially offset by a decline in PAA. In addition to the benefit of higher short-term interest rates, higher prepayment benefits also contributed to the increase from the prior quarter. Gross yields in Rail were lower from the year-ago quarter, as lease rates continued to re-price lower on average across the North American portfolio. Gross yields improved 43 basis points from the prior quarter due to a customer prepayment and continued improvement in fleet utilization that offset the impact of the continued lease renewals re-pricing lower. The Real Estate Finance gross yield improved from the year-ago and prior quarters, driven by the benefit of higher short term interest rates that more than offset lower purchase accounting accretion and prepayment related benefits. Gross yields in Business Capital were up from the year-ago and prior quarters, reflecting asset mix.

CIT GROUP INC. 51

Consumer Banking gross yields were down from the year-ago quarter, as the decline in LCM offset a modest increase in Other Consumer Banking. The decline in gross yields in LCM was driven by lower purchase accounting accretion on mortgage loans in LCM, some of which was due to ceasing PAA accretion related to the reverse mortgages that were transferred to AHFS at the end of the third quarter of 2017, and was sold on May 31, 2018. The decline also reflects higher amounts of negative interest income associated with amortizing the indemnification asset on single family residential mortgage loans. The negative interest income on the indemnification asset was down about $2 million from the prior quarter and up $3 million from the year-ago quarter. The negative amounts reduce interest income and are due to lower expected reimbursable losses under the loss share agreement, reflecting better than expected credit performance of the covered loans. While we expect the yield to remain negative, the level can increase or decrease as the indemnification assets amortize over the remaining contract period, which expires in March 2019. NFM in Consumer Banking is higher than gross yields as this segment receives credit from the other segments for the value of the deposits generated.

As of June 30, 2018, the remaining accretable PAA was $666 million, of which $75 million related to Commercial Banking and $591 million related to Consumer Banking. This compares to $733 million of remaining accretable purchase accounting adjustments as of December 31, 2017, of which $97 million related to Commercial Banking and $636 million related to Consumer Banking. The remaining accretable PAA in Consumer Banking is expected to run off at a rate consistent with the run-off of the underlying mortgages, which has averaged 10-15% annually and we are forecasting 40-50% of the remaining Commercial Banking purchase accounting adjustments to accrete over the next four quarters. However, amounts may vary quarter to quarter from fluctuations in prepayments, which results in a loan's remaining purchase accounting adjustments being accelerated into interest income. (See footnote 1 to the following table).

The following table displays PAA by segment and division for both interest income and interest expense.

Purchase Accounting Accretion (dollars in millions)

	Quarters Ended
	June 30, 2018			March 31, 2018			June 30, 2017
	PAA Accretion Recognized in:			PAA Accretion Recognized in:			PAA Accretion Recognized in:
	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR
Commercial Banking
Commercial Finance	$4.2	$—	$4.2	$4.0	$0.1	$4.1	$15.4	$0.3	$15.7
Real Estate Finance	4.5	—	4.5	6.6	—	6.6	10.7	—	10.7
Total Commercial Banking	8.7	—	8.7	10.6	0.1	10.7	26.1	0.3	26.4
Consumer Banking
Other Consumer Banking	0.3	0.7	1.0	0.1	0.8	0.9	0.3	1.2	1.5
Legacy Consumer Mortgages(3)	20.6	—	20.6	21.0	—	21.0	33.0	—	33.0
Total Consumer Banking	20.9	0.7	21.6	21.1	0.8	21.9	33.3	1.2	34.5
Corporate and Other	—	—	—	—	—	—	—	0.1	0.1
Total CIT	$29.6	$0.7	$30.3	$31.7	$0.9	$32.6	$59.4	$1.6	$61.0

(1)	Included in the above are accelerated recognition of approximately $6.4 million, $16.5 million and $7.1 million for the quarters ended June 30, 2018 and 2017 and March 31, 2018, respectively.
(2)	Debt and deposits acquired in the OneWest Bank acquisition were recorded at a net premium, therefore the purchase accounting accretion of that adjustment decreases interest expense.
(3)	The decline from the year-ago quarter reflects the transfer of the reverse mortgage portfolio to AHFS at the end of the third quarter of 2017.

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Data (dollars in millions)

	Quarters Ended						Six Months Ended
	June 30, 2018		March 31, 2018		June 30, 2017		June 30, 2018		June 30, 2017
Rental income on operating leases	$261.3	13.09%	$253.6	12.78%	$251.2	13.20%	$514.9	12.95%	$502.5	13.31%
Depreciation on operating lease equipment	77.2	3.87%	76.4	3.85%	77.4	4.07%	153.6	3.86%	150.9	4.00%
Maintenance and other operating lease expenses	63.5	3.18%	57.4	2.89%	53.3	2.80%	120.9	3.04%	107.1	2.84%
Net operating lease revenue and %	$120.6	6.04%	$119.8	6.04%	$120.5	6.33%	$240.4	6.05%	$244.5	6.47%
Average operating lease equipment, including amounts held for sale	$7,980.3		$7,934.6		$7,612.2		$7,953.1		$7,552.6

Net operating lease revenue, which is a component of NFR, is driven principally by the performance of the Rail portfolio within the Commercial Banking segment. Net operating lease revenue was flat with the year-ago and prior quarters, reflecting continued downward pressures on renewal rates in Rail, offset by increased utilization and benefits from a lease prepayment. Net operating lease revenue benefited from suspended depreciation of $9 million for the current and prior quarter, related to the pending sale of our European Rail business, NACCO. Increasing the depreciation in the current and prior quarters for the amount suspended would have decreased the respective net operating lease revenue in each period, and the rates to 5.61% for the current quarter and 5.57% for the prior quarter, respectively. Suspended depreciation is discussed further below.

52 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

North America railcar utilization, including commitments to lease, improved to 98% from 97% at March 31, 2018. Overall lease rates continued to price down compared to the rates on expiring leases, reflecting excess capacity in the market and mix of cars renewing. There was some improvement in renewal rates on certain freight cars, such as box cars, cement and sand cars and mill gondolas. We continue to expect downward pressure, and anticipate re-pricing to be down 20%-30% on average through 2019, reflecting continued pressure from tank car lease rates, which are coming due for renewal at a faster pace and at rates that are down from peak levels.

Depreciation is recognized on railcars and other operating lease equipment. Depreciation was down slightly from the year-ago quarter, benefiting from the suspended depreciation, and up from the prior quarter driven primarily by asset growth in the non-rail portfolio, which is depreciated over a shorter timespan. Once a long-lived asset is classified as AHFS, depreciation expense is no longer recognized, and the asset is evaluated for impairment with any such charge recorded in other income, of which none was recorded in the quarter on these assets. Consequently, net operating lease revenue includes rental income on operating lease equipment classified as AHFS, but there is no related depreciation expense.

Maintenance and other operating lease expenses relates to the Rail portfolio. The increase from the year-ago and prior quarters reflected increased volume from remarketing cars and pulling cars from storage and sending into service.

CREDIT METRICS

The following provides information on certain credit metrics, including non-accrual loan and net charge-off levels, as well as the provision for credit losses and allowance for loan losses, that management uses to track the credit quality of the portfolio.

Non-accrual loans totaled $292 million (0.99% of loans), compared to $237 million (0.80% of loans) at March 31, 2018, and $221 million (0.76% of loans) at December 31, 2017.

The provision for credit losses was $33 million, down from the prior quarter provision of $69 million which included a $22 million charge-off of a single commercial exposure and a higher level of reserves within the Commercial Finance division of Commercial Banking; and up from an atypically low provision of $4 million in the year-ago quarter. The provision for credit losses in the current quarter and all but $2 million of the provision in the prior quarter related to the Commercial Banking segment.  Our assets are primarily commercial and a large part of our consumer loans are carried at a significant discount.

Net charge-offs were $15 million (0.21% of average loans) in the current quarter, down from $50 million (0.68% of average loans) in the prior quarter and from $28 million (0.38% of average loans) in the year-ago quarter. The decrease from the prior quarter was driven by the charge-off in the prior quarter noted above in the Commercial Banking segment.

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Allowance — beginning of period	$447.6	$431.1	$448.6	$431.1	$432.6
Provision for credit losses(1)	32.9	68.8	4.4	101.7	54.1
Other(1)	2.1	(2.4)	0.7	(0.3)	(5.5)
Net additions	35.0	66.4	5.1	101.4	48.6
Gross charge-offs	(25.4)	(55.1)	(33.2)	(80.5)	(66.2)
Recoveries	10.1	5.2	5.5	15.3	11.0
Net Charge-offs	(15.3)	(49.9)	(27.7)	(65.2)	(55.2)
Allowance — end of period	$467.3	$447.6	$426.0	$467.3	$426.0
Provision for credit losses
Specific reserves on impaired loans	$11.5	$(0.7)	$(5.6)	$10.8	$4.0
Non-specific reserves	21.4	69.5	10.0	90.9	50.1
Total	$32.9	$68.8	$4.4	$101.7	$54.1
Allowance for loan losses
Specific reserves on impaired loans	$36.8	$25.3	$33.4
Non-specific reserves	430.5	422.3	392.6
Total	$467.3	$447.6	$426.0
Ratio
Allowance for loan losses as a percentage of total loans	1.59%	1.52%	1.47%
Allowance for loan losses as a percent of loans/Commercial	1.90%	1.79%	1.78%

(1)

The provision for credit losses includes amounts related to reserves on unfunded loan commitments and letters of credit, and for deferred purchase agreements, which are reflected in other liabilities. The items included in other liabilities totaled $45 million, $47 million, and $49 million at June 30, 2018, March 31, 2018 and June 30, 2017, respectively. “Other” also includes allowance for loan losses associated with loan sales and foreign currency translations.

The allowance for loan losses was $467 million (1.59% of loans, 1.77% excluding loans subject to loss sharing agreements with the FDIC) at June 30, 2018, compared to $448 million (1.52% of loans, 1.70% excluding loans subject to loss sharing agreements with the FDIC) at March 31, 2018 and $426 million (1.47% of loans, 1.70% excluding loans subject to loss sharing agreements with the FDIC) at June 30, 2017. The current quarter provision for credit losses included an increase to the allowance for loan losses resulting from a higher level of non-accrual loans within Commercial Banking.

CIT GROUP INC. 53

See Note 3 — Loans for details regarding the unpaid principal balance, carrying value and allowance for loan losses related to PCI loans.

Loan Net Carrying Value (dollars in millions)

	Loans	Allowance for Loan Losses	Net Carrying Value
June 30, 2018
Commercial Banking	$23,039.7	$(437.8)	$22,601.9
Consumer Banking	6,308.7	(29.5)	6,279.2
Total	$29,348.4	$(467.3)	$28,881.1
December 31, 2017
Commercial Banking	$23,159.3	$(402.2)	$22,757.1
Consumer Banking	5,954.6	(28.9)	5,925.7
Total	$29,113.9	$(431.1)	$28,682.8

The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Net Charge-offs (dollars in millions)

	Quarters Ended						Six Months Ended
	June 30, 2018		March 31, 2018		June 30, 2017		June 30, 2018		June 30, 2017
Gross Charge-offs
Commercial Finance	$9.8	0.40%	$40.0	1.61%	$7.4	0.31%	$49.8	1.01%	$18.0	0.37%
Real Estate Finance	—	—%	—	—%	0.4	0.03%	—	—%	4.3	0.15%
Business Capital	14.8	0.77%	14.6	0.77%	24.5	1.33%	29.4	0.77%	42.4	1.16%
Commercial Banking	24.6	0.43%	54.6	0.94%	32.3	0.57%	79.2	0.68%	64.7	0.57%
Legacy Consumer Mortgages	0.8	0.10%	0.5	0.06%	0.9	0.05%	1.3	0.08%	1.5	0.04%
Consumer Banking	0.8	0.05%	0.5	0.03%	0.9	0.05%	1.3	0.04%	1.5	0.04%
Total	$25.4	0.35%	$55.1	0.75%	$33.2	0.45%	$80.5	0.55%	$66.2	0.45%
Recoveries
Commercial Finance	$2.0	0.08%	$0.1	—%	$0.6	0.02%	$2.1	0.05%	$0.7	0.01%
Business Capital	7.9	0.41%	4.7	0.25%	4.7	0.26%	12.6	0.33%	9.6	0.26%
Commercial Banking	9.9	0.18%	4.8	0.08%	5.3	0.28%	14.7	0.12%	10.3	0.27%
Legacy Consumer Mortgages	0.2	0.02%	0.4	0.04%	0.2	0.01%	0.6	0.03%	0.7	0.02%
Consumer Banking	0.2	0.01%	0.4	0.02%	0.2	0.01%	0.6	0.02%	0.7	0.02%
Total	$10.1	0.14%	$5.2	0.07%	$5.5	0.29%	$15.3	0.10%	$11.0	0.29%
Net Charge-offs
Commercial Finance	$7.8	0.32%	$39.9	1.61%	$6.8	0.29%	$47.7	0.96%	$17.3	0.36%
Real Estate Finance	—	—%	—	—%	0.4	0.03%	—	—%	4.3	0.15%
Business Capital	6.9	0.36%	9.9	0.52%	19.8	1.07%	16.8	0.44%	32.8	0.90%
Commercial Banking	14.7	0.25%	49.8	0.86%	27.0	0.48%	64.5	0.56%	54.4	0.48%
Legacy Consumer Mortgages	0.6	0.08%	0.1	0.02%	0.7	0.04%	0.7	0.05%	0.8	0.02%
Consumer Banking	0.6	0.04%	0.1	0.01%	0.7	0.04%	0.7	0.02%	0.8	0.02%
Total	$15.3	0.21%	$49.9	0.68%	$27.7	0.38%	$65.2	0.45%	$55.2	0.37%

Net charge-offs compared to the prior quarter decreased primarily due to the prior quarter $22 million charge-off of a single commercial exposure. Net charge-offs were down from the year-ago quarter, which included a large single account in Business Capital. The episodic accounts noted generally drove the change for the six-month comparative periods.

54 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

The tables below present information on non-accruing loans, which includes loans in AHFS for each period, and when added to other real estate owned (“OREO”) and other repossessed assets, sums to non-performing assets. PCI loans are excluded from these tables as they are written down at acquisition to their fair value using an estimate of cashflows deemed to be collectible. Accordingly, such loans are no longer classified as past due or non-accrual even though they may be contractually past due, because we expect to fully collect the new carrying values of these loans.

Non-accrual Loans (dollars in millions)(1)

	June 30, 2018	December 31 2017
Non-accrual loans
U.S.	$270.1	$211.1
Foreign	21.4	9.8
Non-accrual loans	$291.5	$220.9
Troubled Debt Restructurings(2)
U.S.	$82.5	$103.5
Foreign	0.2	—
Restructured loans	$82.7	$103.5
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$109.8	$31.9
(1)	Factored receivables within our Business Capital division do not accrue interest and therefore are not considered within non-accrual loan balances but are considered for credit provisioning purposes.
(2)	TDRs at June 30, 2018 and December 31, 2017 excluded $8.5 million and $12.5 million loans in a trial modification period, respectively. Refer to Note 3 — Loans for further details.

Non-accrual Loans (dollars in millions)

	June 30, 2018		December 31, 2017
Commercial Finance	$201.3	2.03%	$134.8	1.36%
Real Estate Finance	2.4	0.04%	2.8	0.05%
Business Capital	48.7	0.63%	53.2	0.70%
Commercial Banking	252.4	1.10%	190.8	0.82%
Legacy Consumer Mortgages	28.1	0.92%	19.9	0.60%
Other Consumer Banking	1.1	0.03%	0.4	0.02%
Consumer Banking	29.2	0.46%	20.3	0.34%
Non-Strategic Portfolios	9.9	NM	9.8	NM
Total	$291.5	0.99%	$220.9	0.76%

NM — Not meaningful; Non-accrual loans include loans held for sale. All of NSP non-accrual loans reflected loans held for sale; since there were no portfolio loans, no % is displayed.

Non-accrual loans were up from December 31, 2017 driven by various loans across different industries in Commercial Finance.   Consumer Banking was up, driven by LCM.

Approximately 57% of our non-accrual accounts were paying currently compared to 52% at December 31, 2017. Our impaired loan carrying value (including PAA discount and charge-offs) to estimated outstanding unpaid principal balances approximated 73% compared to 76% at December 31, 2017. For this purpose, impaired loans comprise principally non-accrual loans over $500,000 and troubled debt restructurings (“TDRs”).

Total delinquency (30 days or more) was 1.4% of loans at June 30, 2018 and 1.3% of loans at December 31, 2017.  Delinquency status of loans and loans held for sale are presented in Note 3 — Loans.

The tables that follow reflect loan carrying values of accounts that have been modified, excluding PCI loans.

CIT GROUP INC. 55

TDRs and Modifications (dollars in millions)

	June 30, 2018		December 31, 2017
		% Compliant		% Compliant
Troubled Debt Restructurings(1)
Deferral of principal and/or interest	$29.6	85%	$31.8	95%
Covenant relief and other	53.1	56%	71.7	70%
Total TDRs	$82.7	66%	$103.5	78%
Percent non-accrual	55%		63%
Modifications(2)
Extended maturity	$28.7	100%	$35.7	100%
Covenant relief	209.3	92%	260.2	100%
Interest rate increase	209.9	89%	102.8	100%
Other	350.4	95%	229.5	90%
Total Modifications	$798.3		$628.2
Percent non-accrual	11%		8%

(1)	Excludes TDR loans in a trial modification period of $8.5 million and $12.5 million at June 30, 2018 and December 31, 2017, respectively. Refer to Note 3 — Loans for further details.
(2)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

PCI loans, TDRs and other credit quality information is included in Note 3 — Loans.

NON-INTEREST INCOME

Certain line-items in the table have changed from the year-ago presentation, all prior periods are conformed.

Non-interest Income (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Rental income on operating leases	$261.3	$253.6	$251.2	$514.9	$502.5
Other non-interest income:
Fee revenues	26.5	27.2	28.2	53.7	57.1
Factoring commissions	23.5	25.6	23.1	49.1	49.2
Gains on leasing equipment, net of impairments	14.4	13.5	13.0	27.9	19.9
BOLI Income	6.6	6.5	—	13.1	—
Gains on investment securities, net of impairments	3.7	3.3	4.5	7.0	7.1
Other revenues	60.7	28.6	15.8	89.3	30.4
Total other non-interest income	135.4	104.7	84.6	240.1	163.7
Total other non-interest income, excluding noteworthy items(1)	$106.1	$104.7	$84.6	$210.8	$171.8
Total non-interest income	$396.7	$358.3	$335.8	$755.0	$666.2
Factoring volume	$6,648.9	$7,426.0	$5,731.3	$14,074.9	$12,542.9
(1)	Total non-interest income, excluding noteworthy items are non-GAAP balances, see reconciliations to GAAP balance in Non-GAAP Financial Measurements.

Rental Income on Operating Lease Equipment

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

Other Non-Interest Income

Other non-interest income was up $31 million compared to the prior quarter, driven by $29 million in other revenues in Consumer Banking related to the Financial Freedom transaction, primarily a $27 million gain on the sale of the reverse mortgage portfolio. Excluding noteworthy items, total other non-interest income4 was up slightly.  Factoring commissions declined by $2 million from seasonally lower volumes. Fee income was relatively unchanged. Other revenues in the current quarter included a $6 million benefit from a release of reserves related to the OneWest acquisition. Other revenues in the current quarter also included income of $5 million related to the reverse mortgage portfolio, which as noted above, was sold during the quarter as part of the Financial Freedom transaction.

[4]	Other non-interest income excluding noteworthy items is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

56 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

Other non-interest income in the current quarter, excluding noteworthy items, increased from the year-ago quarter, primarily driven by income from bank-owned life insurance (“BOLI”), higher income from the reverse mortgage portfolio and a benefit from a release of reserves related to the OneWest acquisition.

For the six months June 30, 2018, other non-interest income was up compared to the year-ago six months. The prior year included a currency translation charge of $8 million in other revenues. Excluding noteworthy items, total other non-interest income was up due to BOLI income, higher gains on leasing equipment and episodic items in other revenues, such as the noted reserve release.

NON-INTEREST EXPENSES

Non-Interest Expense (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Depreciation on operating lease equipment	$77.2	$76.4	$77.4	$153.6	$150.9
Maintenance and other operating lease expenses	63.5	57.4	53.3	120.9	107.1
Operating expenses:
Compensation and benefits	143.2	147.8	145.4	291.0	288.7
Technology	32.7	32.4	33.9	65.1	66.6
Professional fees	20.7	25.8	31.6	46.5	71.4
Insurance	18.5	19.9	24.9	38.4	50.5
Net occupancy expense	16.0	16.2	15.1	32.2	35.0
Advertising and marketing	13.4	13.0	10.4	26.4	15.8
Other expenses	17.0	20.2	24.7	37.2	48.6
Operating expenses, excluding restructuring costs and intangible asset amortization	261.5	275.3	286.0	536.8	576.6
Intangible asset amortization	6.0	6.0	6.2	12.0	12.4
Restructuring costs	—	—	3.4	—	18.2
Total operating expenses	267.5	281.3	295.6	548.8	607.2
Loss on debt extinguishment and deposit redemption	19.3	0.1	164.8	19.4	164.8
Total non-interest expenses	$427.5	$415.2	$591.1	$842.7	$1,030.0
Headcount	3,843	3,898	3,995	3,843	3,995
Operating expenses excluding restructuring costs and intangible asset amortization as a % of AEA(1)	2.26%	2.43%	2.43%	2.35%	2.46%
Net efficiency ratio(2)	49.9%	55.6%	60.3%	52.6%	59.5%
Net Efficiency Ratio excluding noteworthy items(2)	53.8%	56.7%	58.6%	55.2%	58.1%

(1)

Operating expenses excluding restructuring costs and intangible asset amortization as a % of AEA is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

(2)

Net efficiency ratio and net efficiency ratio excluding noteworthy items are non-GAAP measurements used by management to measure operating expenses (before restructuring costs and intangible amortization) to the level of total net revenues. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information and description of the calculation.

Depreciation on Operating Lease Equipment

Depreciation expense is driven by rail equipment and smaller ticket equipment, such as office equipment, in Commercial Banking. Depreciation expense is discussed in “Net Finance Revenue.”

Maintenance and Other Operating Lease Expenses

Maintenance and other operating lease expenses relates to equipment ownership and leasing costs associated with the Rail portfolio. Rail provides railcars primarily pursuant to full-service lease contracts under which Rail as lessor is responsible for railcar maintenance and repair. The increase from the year-ago and prior quarters reflected increased volume from remarketing cars and pulling cars from storage and sending into service. This also drove the increase in 2018 for the six month comparison.

Operating Expenses

Operating expenses were down from the prior and year-ago quarters. Operating expenses excluding noteworthy items and intangible assets amortization5 were down from the prior quarter, driven primarily by decreases in professional fees and compensation and benefits, as well as a $5 million reversal of a non-income tax-related reserve in other expenses. The decline in professional fees was partially due to a legal accrual in the prior quarter related to Rail. The decline from the year-ago quarter primarily reflected lower professional fees, lower FDIC insurance costs and a $5 million non-income tax-related charge in the year-ago quarter for which we recognized a reserve reversal in the current quarter, partially offset by higher advertising and marketing costs, primarily in Consumer Banking.

[5]

Operating expense excluding restructuring costs and intangible assets amortization is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information

CIT GROUP INC. 57

Compared to the year-ago six months, operating expenses excluding restructuring costs and intangible assets amortization were down, reflecting lower professional fees and FDIC insurance costs, partially offset by higher advertising and marketing costs, primarily in Consumer Banking.

We remain on track to reduce our annual operating expense to our target of $1,050 million (before intangible amortization) for 2018 as we continue to right-size the organization.

The net efficiency ratios improved, primarily reflecting the decrease in operating expenses.

Loss on Debt Extinguishments and Deposit Redemptions

We recognized $19 million in debt extinguishment costs associated with the redemption of $883 million of unsecured senior debt from the proceeds of the issuance of $1 billion in unsecured senior debt in the prior quarter. In the year-ago quarter, we recognized $165 million in debt extinguishment costs associated with the reduction of $5.8 billion of unsecured senior debt from the proceeds of the Commercial Air sale.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Provision for income taxes, before noteworthy and discrete tax items	$49.6	$37.1	$68.1	$86.7	$118.3
Tax on noteworthy items and other discrete tax items	7.8	4.2	(100.0)	12.0	(94.0)
Provision (benefit) for income taxes	$57.4	$41.3	$(31.9)	$98.7	$24.3
Effective tax rate	28.0%	28.5%	(343.0)%	28.2%	16.9%
Effective tax rate, before discrete tax items and noteworthy items(1)	26.7%	27.3%	35.5%	27.0%	33.9%

(1)	Effective tax rate excluding discrete items and noteworthy items are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP financial information.

The provision for income taxes before discrete tax and noteworthy items was higher in the current quarter compared to the prior quarter primarily driven by the impact of higher overall reported earnings. The provision for income taxes before discrete tax and noteworthy items was lower in the current and prior quarter as well as the six months ended period compared to the year ago quarter and six months ended period, primarily driven by lower statutory income tax rates from U.S. tax reform, partially offset by a change in accounting policy for LIHTC investments from the equity method of accounting to the proportional method, disallowance of FDIC insurance premiums, and higher state income taxes.

The effective tax rate each quarter is impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances (“VA”), and discrete tax items. The future periods effective tax rate may vary from the actual year-end 2018 effective tax rate due to the changes in these factors.

Included in the tax on noteworthy and other discrete tax items of $12.0 million for the six months ended June 30, 2018 was:

•	$4.5 million deferred income tax expense resulting from revaluation of U.S. state deferred tax assets and liabilities as a result of state tax rate changes,
•	$4.3 million deferred income tax expense related to the increase to the deferred tax liability on the Company’s investment in NACCO, which is classified as “held for sale,”
•

$4.0 million deferred income tax benefit recorded in the prior quarter resulting from the release of a valuation allowance on deferred tax assets established on the capital losses generated in the prior year from an equity investment in a wholly-owned foreign subsidiary,

•	$1.4 million deferred income tax benefit resulting from favorable audit resolutions with state taxing authorities on prior year U.S. state income tax returns,
•	$0.6 million of miscellaneous other year to date net tax expense items, and
•	$8.0 million income tax expense on noteworthy items remaining as listed in the “Non-GAAP Financial Measurements” section.

Included in the tax on noteworthy and other discrete tax items of $(94.0) million for the six month ended June 30, 2017 was:

•

$19.3 million current tax benefit, including interest and penalties, related to legacy OneWest Bank matters, including the release of a tax reserve upon the favorable resolution of an uncertain tax position and recognition of expected tax refunds,

•	$65.2 million deferred tax benefit on the debt extinguishment costs,
•	$6.9 million deferred tax benefit related to the recognition of a deferred tax asset related to the Company’s investment in NACCO, which is now classified as “held for sale.”
•	$13.9 million in deferred tax expense recorded related to the restructuring of legal entities in preparation for the Commercial Air sale,
•	$4.6 million of miscellaneous other year to date net tax benefit items, and
•	$11.9 million income tax benefit on noteworthy items remaining as listed in the “Non-GAAP Financial Measurements” section.

58 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

Management expects the 2018 global effective tax rate to be in the range of 26% to 28%, excluding discrete tax items and noteworthy items. Furthermore, cash income taxes paid is expected to remain minimal until the Company's net operating loss (“NOLs”) carry-forwards are fully utilized.

The amount of future cash taxes will depend on the level of taxable income after utilization of the remaining NOLs, including the implications of amounts subject to the Section 382 limitation. Cash taxes were a net payment of $15.0 million for the current quarter, compared to $3.2 million in the prior quarter, and $14.0 million net payment in the year-ago quarter.

In 2017, the Company reported a net $177.4 million U.S. income tax benefit comprised of a gross $234.2 million tax benefit on a capital loss of $610.5 million realized on the liquidation of a wholly-owned foreign subsidiary partially offset by a $56.8 million charge to establish a VA against the unused portion of the capital loss. As a result of the change in the U.S. Federal income tax rate from 35 percent to 21 percent beginning in 2018, the VA against the capital loss carryforwards was revalued to $39.6 million as of December 31, 2017.  As of June 30, 2018, the Company maintained a U.S. Federal and state VA of $21.8 million against certain capital loss carryforwards, down from $39.6 million as of December 31, 2017. The reduction was attributable to changes in expected capital gains and additional net capital gains recognized year to date in the normal course of business as well as a reduction to the DTA on Capital loss carryforward and associated VA. The Company will recognize the income tax benefit on the remaining portion of the DTA subject to the VA to the extent of additional capital gains. Capital losses can be carried forward for five years to offset capital gains.

On July 1, 2018, New Jersey signed legislation which implements a new surtax effective January 1, 2018.  Corporations will pay an additional 2.5 percent surtax in 2018 and 2019, followed by 1.5 percent surtax in 2020 and 2021 before phasing out entirely in 2022.  Additionally, the newly enacted legislation changed the filing requirements of Corporations from a separate tax return basis to a mandatory combined unitary tax return basis effective January 1, 2019.  Management is currently evaluating the impact on the Company due to the enacted legislation. The Company is evaluating the impact of the enacted legislation, and currently anticipates an immaterial one-time deferred income tax expense from the revaluation of the U.S. state deferred tax assets and liabilities in the third quarter, and an immaterial impact to overall effective tax rate going forward.

See Note 10 — Income Taxes for additional information.

RESULTS BY BUSINESS SEGMENT

CIT manages its business and reports its financial results in three operating segments, Commercial Banking, Consumer Banking, and Non-Strategic Portfolios, and a non-operating segment, Corporate and Other. See Non-Interest Income, Non-Interest Expenses and Credit Metrics for discussions of overall trends on these topics.

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

CIT GROUP INC. 59

Commercial Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
Earnings Summary	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest income	$330.4	$314.9	$316.6	$645.3	$624.1
Rental income on operating leases	261.3	253.6	251.2	514.9	502.5
Finance revenue	591.7	568.5	567.8	1,160.2	1,126.6
Interest expense	177.0	156.3	127.8	333.3	247.6
Depreciation on operating lease equipment	77.2	76.4	77.4	153.6	150.9
Maintenance and other operating lease expenses	63.5	57.4	53.3	120.9	107.1
Net finance revenue (NFR)	274.0	278.4	309.3	552.4	621.0
Provision for credit losses	33.2	67.2	(0.2)	100.4	49.0
Other non-interest income	73.1	78.0	74.8	151.1	147.1
Operating expenses	171.4	183.1	176.5	354.5	355.2
Income before income taxes	$142.5	$106.1	$207.8	$248.6	$363.9

Select Period End Balance
Loans and leases	$31,160.4	$31,497.1	$30,231.0	$31,160.4	$30,231.0
Earning assets (net of credit balances of factoring clients)	29,996.9	30,193.7	29,062.5	29,996.9	29,062.5
Select Average Balances
Average loans (includes HFS, and net of credit balances)	$21,723.9	$21,813.6	$21,304.3	$21,758.2	$21,430.7
Average operating leases (AOL)* (includes HFS)	7,980.3	7,934.6	7,612.2	7,953.1	7,552.6
Average earning assets (AEA)	29,965.1	30,021.7	29,158.6	29,981.6	29,231.8
Statistical Data
Net finance margin - NFR as a % of AEA	3.66%	3.71%	4.24%	3.68%	4.25%
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses*	$120.6	$119.8	$120.5	$240.4	$244.5
Operating lease margin as a % of AOL*	6.04%	6.04%	6.33%	6.05%	6.47%
Net efficiency ratio	49.0%	51.0%	45.6%	50.0%	45.9%
Pretax return on AEA	1.90%	1.41%	2.85%	1.66%	2.49%
New business volume	$2,378.5	$2,267.2	$2,046.3	$4,645.7	$3,661.7
Factoring volume	6,648.9	7,426.0	5,731.3	14,074.9	12,542.9

* See discussion below for the impact of suspended depreciation.

Pre-tax earnings in both the current and prior quarters included a noteworthy item related to the benefit from the suspension of depreciation expense related to NACCO of $9 million. Excluding noteworthy items, pre-tax earnings of $134 million increased from $97 million, primarily driven by the lower credit provision and operating expenses. Compared to the year-ago quarter, pre-tax earnings excluding noteworthy items decreased from $208 million, primarily driven by a decline in NFR and a higher credit provision, which was atypically low. Similar trends are noted for the year to date periods.

AEA consists primarily of loans and leases. Average loans and leases, net of credit balances of factoring clients, was $29.7 billion for the quarter ended June 30, 2018, essentially flat to the prior quarter, as growth in Business Capital was offset by declines in Commercial Finance and Real Estate Finance, which were impacted by higher prepayment rates in the current quarter. Business Capital and Rail drove growth from the year-ago quarter.

Compared to the year-ago quarter, new lending and leasing volume increased 16%, with strong growth in Commercial Finance, Real Estate Finance and equipment financing businesses in Business Capital. New lending and leasing volume increased 5% from the prior quarter as growth in Commercial Finance and the equipment financing businesses in Business Capital was partially offset by lower Real Estate volume.

Factored volume of $6.6 billion was up 16% compared to the year-ago quarter, driven primarily by increased volume in the technology industry, and down 10% from the prior quarter due to seasonal trends.

Rail AEA of $7.7 billion was up from $7.4 billion in the year-ago quarter and essentially flat from the prior quarter. During 2017, we entered into a definitive sale agreement to sell our European rail business (NACCO), which consists of approximately $1.2 billion of loans and leases in AHFS, including approximately 15,000 railcars. The sale continues to progress, and we are targeting to close the sale in the second half of 2018. Antitrust approvals were received by the buyer from the European regulators, which includes a condition to sell approximately 30% of the NACCO cars to other parties. The buyer is pursuing the agreed upon antitrust remedies. This additional requirement does not impact the overall economics to us. Our portfolio includes approximately 132,000 railcars, including the railcars of the European business. At June 30, 2018, we had approximately 2,280 railcars on order from manufacturers, of which 1,308 related to our North America business that had deliveries scheduled into 2019. See Note 11 — Commitments in Item 1. Consolidated Financial Statements for railcar manufacturer commitment data.

60 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

Highlights included:

▪

Excluding the noteworthy items, net finance revenue decreased $4 million and $44 million from the prior and year-ago quarters, respectively. The decreases were primarily driven by higher interest expense, partially offset by an increase in interest income from higher interest rates on floating rate earning assets. The decrease from the year-ago quarter, excluding noteworthy items, was also due to lower PAA. The year to date comparative trend was similar to the quarterly trend.

▪

NFM decreased compared to the prior quarter from the aforementioned decreases in net finance revenue, as average earning assets remained relatively unchanged. NFM decreased compared to the year-ago quarter and six-months from the aforementioned decreases in NFR. Pressure on NFM was also driven by continued lower lease renewal rates on our rail portfolio, as discussed below and in the Net Finance Revenue section earlier in the MD&A.

▪

PAA totaled $9 million, $11 million and $26 million in the current, prior and year-ago quarters, respectively, and continues to trend down. Essentially all accretion benefited interest income, with a small amount decreasing interest expense. See Purchase Accounting Accretion table in Net Finance Revenue section for amounts of purchase accounting accretion by division. The current quarter, prior and year-ago quarters included $3 million, $4 million and $12 million, respectively, of PAA that was accelerated due to prepayments.

▪

Gross yields (interest income plus rental income on operating leases as a % of AEA) in Commercial Banking were up from the year-ago and prior quarters. See Select Segment and Division Margin Metrics table and discussion that follows that table in Net Finance Revenue section for gross yields by division.

▪

Net operating lease revenue, which is a component of NFR, is driven primarily by the performance of our rail portfolio. Rail’s net rental income was up from the prior quarter, benefiting from a lease prepayment and increased railcar utilization. Excluding noteworthy items, compared to both the year-ago and prior quarters, net operating revenue was down, mainly driven by renewal rates that continue to price lower due to excess capacity in the market. We expect renewal rates to continue to be below expiring rates through 2019. This re-pricing will fluctuate depending on the number and types of cars renewing during any given quarter. Suspended depreciation on operating lease equipment in AHFS totaled about $9 million for the current and prior quarters, with no suspended depreciation in the year-ago quarter. Excluding the suspended depreciation, the current and prior quarter operating lease margin were 5.61% and 5.57%, respectively. Railcar utilization in our North America portfolio, including commitments to lease, improved to 98% from 97% at March 31, 2018.

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

Consumer Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
Earnings Summary	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest income	$85.0	$85.2	$101.6	$170.2	$201.6
Interest (benefit) expense	(37.3)	(24.3)	9.6	(61.6)	16.1
Net finance revenue (NFR)	122.3	109.5	111.2	231.8	217.7
Provision (benefit) for credit losses	(0.3)	1.6	4.6	1.3	5.1
Other non-interest income	37.5	11.5	5.7	49.0	13.6
Operating expenses	93.7	96.0	96.2	189.7	191.8
Income before income taxes	$66.4	$23.4	$16.1	$89.8	$34.4
Select Period End Balance
Loans (includes HFS)	$6,328.0	$6,971.7	$6,746.9	$6,328.0	$6,746.9
Earning assets	6,415.5	7,092.2	6,955.4	6,415.5	6,955.4
Deposits	26,004.5	24,915.4	22,935.4	26,004.5	22,935.4
Select Average Balances
Average loans (includes HFS)	$6,786.7	$6,878.8	$6,812.8	$6,733.5	$6,890.1
Average earning assets (AEA)	6,896.9	7,009.4	7,092.8	6,853.9	7,192.6
Statistical Data
Net finance margin - NFR as a % of AEA	7.09%	6.25%	6.27%	6.76%	6.05%
Net efficiency ratio	55.8%	75.5%	78.3%	64.3%	78.9%
Pretax return on AEA	3.85%	1.34%	0.91%	2.62%	0.96%
New business volume	$482.6	$388.6	$149.6	$871.2	$304.3

CIT GROUP INC. 61

Compared to the year-ago quarter, pre-tax earnings increased as an increase in the benefit in interest expense received from the other segments for the value of the excess deposits Consumer Banking generates and higher other non-interest income, which included $29 million related to the Financial Freedom transaction, primarily a gain on the sale of the reverse mortgage portfolio was partially offset by the decrease in interest income. Excluding the noteworthy item, pre-tax earnings was $37 million. Compared to the prior quarter, pre-tax results were up primarily driven by an increase in the benefit in interest expense received from the other segments.

Average loans, including held for sale, totaled $6.8 billion for the quarter ended June 30, 2018, down slightly compared to the prior and year-ago quarter, as run-off of the LCM portfolio and the sale of the reverse mortgage portfolio, comprised of loans and related OREO assets of $884 million, were partially offset by new business volume in the Other Consumer Banking division. Average loan growth in Other Consumer Banking was primarily driven by increases in residential mortgage lending in the retail and correspondent origination channels and closed loan purchases. LCM made up $3.7 billion of the current quarter average balance, with a significant portion covered by the loss sharing agreement with the FDIC under IndyMac. The IndyMac loss share agreement expires in March 2019, the benefit of which is recorded within the indemnification assets. The average balance in LCM for the quarter ended June 30, 2018 included $0.6 billion for the reverse mortgage portfolio sold in May 2018 in connection with the Financial Freedom transaction. See Note 5 — Indemnification Assets in Item 8. Financial Statements and Supplementary Data of CIT’s Annual Report on Form 10-K for the year ended December 31, 2017 for more detailed discussion on the indemnification assets and Item 1. Consolidated Financial Statements, Note 2 — Discontinued Operations earlier in this document.

Deposits, which include deposits from the branch and online channels, increased from the prior and year-ago quarters, driven by an increase in savings and online money market accounts, partially offset by a decrease in time deposits and other interest-bearing accounts.

Highlights included:

▪

NFR of $122 million increased from the prior quarter primarily due to an increase in the benefit in interest expense received from the other segments for the value of the excess deposits Consumer Banking generates. NFR in the periods presented included declining amounts related to the reverse mortgage portfolio that was sold during the quarter as part of the Financial Freedom transaction. NFR increased by $11 million compared to the year-ago quarter, as the benefit in interest expense received from the other segments for the value of the excess deposits generated by Consumer Banking was offset by lower interest income due to suspended purchase accounting accretion from the held for sale reverse mortgage portfolio and run-off of the LCM portfolio. NFM reflected similar trends. There was approximately $22 million (including $3 million accelerated) of PAA in the current quarter, compared to $35 million (including $4 million accelerated) in the year-ago quarter and $22 million (including $3 million accelerated) in the prior quarter.

Non-Strategic Portfolios (NSP)

NSP consists of businesses and portfolios that we no longer consider strategic.

Non-Strategic Portfolios: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
Earnings Summary	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest income	$1.9	$2.4	$6.2	$4.3	$13.2
Interest expense	1.8	1.7	5.0	3.5	10.0
Net finance revenue (NFR)	0.1	0.7	1.2	0.8	3.2
Other non-interest income	0.7	1.2	0.2	1.9	(2.7)
Operating expenses	2.2	2.2	1.8	4.4	3.8
Loss before income taxes	$(1.4)	$(0.3)	$(0.4)	$(1.7)	$(3.3)
Select Period End Balance
Loans and leases	$29.7	$58.5	$114.6	$29.7	$114.6
Earning assets	81.4	151.3	230.0	81.4	230.0
Select Average Balances
Average earning assets (AEA)	$123.0	$148.6	$319.5	$133.6	$342.8
Statistical Data
Net finance margin — NFR as a % of AEA	0.33%	1.88%	1.50%	1.20%	1.87%
Pretax return on AEA	(4.55)%	(0.81)%	(0.50)%	(2.54)%	(1.93)%

Interest income continues to decline as earning assets continue to run off. In the year-ago six-month period, other non-interest income included a noteworthy item, an $8 million currency translation adjustment charge related to the exit of international businesses.

The loans and leases at June 30, 2018, were all in China.

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

Corporate and Other: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
Earnings Summary	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest income	$56.3	$48.7	$53.8	$105.0	$95.0
Interest expense	63.7	46.8	86.0	110.5	130.8
Net finance revenue (NFR)	(7.4)	1.9	(32.2)	(5.5)	(35.8)
Other non-interest income	24.1	14.0	3.9	38.1	5.7
Operating expenses - Including gain/ (loss) on debt extinguishment	19.5	0.1	185.9	19.6	221.2
Income (loss) before benefit for income taxes	$(2.8)	$15.8	$(214.2)	$13.0	$(251.3)
Select Balances
Average earning assets	$9,244.6	$8,085.4	$14,104.9	$8,703.3	$11,905.0
Earning assets (end of period)	9,038.7	9,717.5	9,916.8	9,038.7	9,916.8

▪

A number of noteworthy items related to our strategic initiatives impact this division. The current quarter includes a loss on debt extinguishment of $19 million. The year-ago quarter included loss on debt extinguishments of $165 million and $3 million of restructuring costs. The year-ago quarter also included $23 million in interest expense on approximately $5.8 billion of unsecured senior debt that previously was allocated to discontinued operations but was recorded in continuing operations following the Commercial Air sale on April 4, 2017, until the redemption of that debt later in the quarter. Partially offsetting this cost was $9 million in interest income related to the elevated cash balances for the period between the closing of the Commercial Air sale and the related liability management and capital actions.

▪

Excluding noteworthy items, pre-tax income in the current quarter of $16 million was unchanged compared to the prior quarter and up from a pre-tax loss of $32 million compared to the year-ago quarter, which was driven by higher income related to derivatives and income from BOLI. Year to date excluding noteworthy items, pre-tax income totaled $32 million in 2018 compared to a pre-tax loss of $54 million in 2017.

▪

Interest income consists of interest and dividend income, primarily from investment securities and cash deposited at other financial institutions, and has increased as we shift from cash to securities in the investment portfolio. See the Net Finance Revenue section that displays an average balance sheet and the respective income.

CIT GROUP INC. 63

LOANS AND LEASES

The following table presents our period end loans and leases by segment.

Loans and Leases Composition (dollars in millions)

	June 30, 2018	March 31, 2018	December 31, 2017
Commercial Banking
Commercial Finance
Loans	$9,899.9	$9,926.1	$9,928.8
Assets held for sale	70.4	88.1	123.5
Total Loans and leases	9,970.3	10,014.2	10,052.3
Rail
Loans	80.9	81.5	82.8
Operating lease equipment, net	6,312.8	6,268.4	6,260.9
Assets held for sale	1,206.4	1,256.5	1,188.5
Total Loans and leases	7,600.1	7,606.4	7,532.2
Real Estate Finance
Loans	5,309.3	5,594.5	5,567.9
Assets held for sale	—	28.0	22.3
Total Loans and leases	5,309.3	5,622.5	5,590.2
Business Capital
Loans	7,749.6	7,743.8	7,579.8
Operating lease equipment, net	521.1	506.5	478.0
Assets held for sale	10.0	3.7	—
Total Loans and leases	8,280.7	8,254.0	8,057.8
Total Segment - Commercial Banking
Loans	23,039.7	23,345.9	23,159.3
Operating lease equipment, net	6,833.9	6,774.9	6,738.9
Assets held for sale	1,286.8	1,376.3	1,334.2
Total loans and leases	31,160.4	31,497.1	31,232.4
Consumer Banking
Legacy Consumer Mortgages
Loans	3,054.3	3,203.0	3,331.1
Assets held for sale	—	860.5	861.0
Total Loans and leases	3,054.3	4,063.5	4,192.1
Other Consumer Banking
Loans	3,254.4	2,904.7	2,623.5
Assets held for sale	19.3	3.5	4.6
Total Loans and leases	3,273.7	2,908.2	2,628.1
Total Segment - Consumer Banking
Loans	6,308.7	6,107.7	5,954.6
Assets held for sale	19.3	864.0	865.6
Total Loans and leases	6,328.0	6,971.7	6,820.2
Non-Strategic Portfolios
Assets held for sale	29.7	58.5	63.3
Total loans and leases	29.7	58.5	63.3
Total Loans	$29,348.4	$29,453.6	$29,113.9
Total operating lease equipment, net	6,833.9	6,774.9	6,738.9
Total assets held for sale	1,335.8	2,298.8	2,263.1
Total loans and leases	$37,518.1	$38,527.3	$38,115.9

Total loans and leases were $37.5 billion at June 30, 2018, down 2.6% and 1.6% from March 31, 2018 and December 31, 2017, respectively, primarily driven by the sale of the reverse mortgage loan portfolio and LCM run-off in Consumer Banking, partially offset by originations in Other Consumer Banking. Loans in Commercial Banking were down due to prepayments and seasonally lower factoring receivables.

Total loans and leases trends are discussed in the respective segment descriptions in “Results by Business Segment.”

64 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following table presents the changes to our total loans and leases:

Changes in Loans and Leases (dollars in millions)

	Commercial Banking	Consumer Banking	Non- Strategic Portfolios	Total
Balance as of March 31, 2018	$31,497.1	$6,971.7	$58.5	$38,527.3
New business volume	2,378.5	482.6	—	2,861.1
Loan and portfolio sales	(89.8)	(888.4)	—	(978.2)
Equipment sales	(62.8)	—	(5.2)	(68.0)
Depreciation	(77.2)	—	—	(77.2)
Gross charge-offs	(24.6)	(0.8)	—	(25.4)
Collections and other	(2,460.8)	(237.1)	(23.6)	(2,721.5)
Balance as of June 30, 2018	$31,160.4	$6,328.0	$29.7	$37,518.1

Balance as of December 31, 2017	$31,232.4	$6,820.2	$63.3	$38,115.9
New business volume	4,645.7	871.2	—	5,516.9
Loan and portfolio sales	(168.9)	(907.4)	—	(1,076.3)
Equipment sales	(109.3)	—	(5.4)	(114.7)
Depreciation	(153.6)	—	—	(153.6)
Gross charge-offs	(79.2)	(1.3)	—	(80.5)
Collections and other	(4,206.7)	(454.7)	(28.2)	(4,689.6)
Balance as of June 30, 2018	$31,160.4	$6,328.0	$29.7	$37,518.1

Portfolio activities are discussed in the respective segment descriptions in “Results by Business Segment”.

The following tables present new business and factoring volumes, along with loan and portfolio sales and equipment sales by segment:

New Business and Factoring Volume (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Commercial Banking	$2,378.5	$2,267.2	$2,046.3	$4,645.7	$3,661.7
Consumer Banking	482.6	388.6	149.6	871.2	304.3
Total	$2,861.1	$2,655.8	$2,195.9	$5,516.9	$3,966.0
Factoring volume	$6,648.9	$7,426.0	$5,731.3	$14,074.9	$12,542.9

Loan and Portfolio Sales (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Commercial Banking	$89.8	$79.1	$112.6	$168.9	$239.5
Consumer Banking	888.4	19.0	32.8	907.4	77.7
Non-Strategic Portfolios	—	—	0.6	—	0.6
Total	$978.2	$98.1	$146.0	$1,076.3	$317.8

Equipment Sales (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Commercial Banking	$62.8	$46.5	$52.1	$109.3	$85.1
Non-Strategic Portfolios	5.2	0.2	13.2	5.4	31.1
Total	$68.0	$46.7	$65.3	$114.7	$116.2

CIT GROUP INC. 65

CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer loans and leases by geographical regions:

Total Loans and Leases by Geographic Region (dollars in millions)

	June 30, 2018		December 31, 2017
West	$11,975.8	31.9%	$12,009.8	31.5%
Northeast	8,911.1	23.7%	9,658.7	25.3%
Midwest	4,722.1	12.6%	4,641.1	12.2%
Southwest	4,348.1	11.6%	4,063.5	10.7%
Southeast	3,363.3	9.0%	3,346.0	8.8%
Total U.S.	33,320.4	88.8%	33,719.1	88.5%
Europe	1,407.5	3.8%	1,444.1	3.8%
Canada	1,281.6	3.4%	1,326.4	3.4%
Asia / Pacific	579.1	1.5%	720.8	1.9%
All other countries	929.5	2.5%	905.5	2.4%
Total	$37,518.1	100.0%	$38,115.9	100.0%

Ten Largest Accounts

Our ten largest loan and lease accounts, primarily lessors of rail assets and factoring clients, in the aggregate represented 4.3% of our total loans and leases at June 30, 2018 (the largest account was less than 1.0%). The ten largest loan and lease accounts were 4.4% of total loans and leases at December 31, 2017.

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial loans and leases by obligor geography:

Commercial Loans and Leases by Obligor - Geographic Region (dollars in millions)

	June 30, 2018		December 31, 2017
Northeast	$8,196.6	25.9%	$8,646.1	27.3%
West	7,400.8	23.4%	7,349.9	23.2%
Midwest	4,559.7	14.4%	4,448.7	14.0%
Southwest	4,270.8	13.5%	3,970.2	12.5%
Southeast	3,027.7	9.6%	2,902.5	9.2%
Total U.S.	27,455.6	86.8%	27,317.4	86.2%
Europe	1,407.5	4.5%	1,444.1	4.5%
Canada	1,281.6	4.0%	1,326.4	4.2%
Asia / Pacific	579.1	1.8%	720.8	2.2%
All other countries	929.5	2.9%	905.5	2.9%
Total	$31,653.3	100.0%	$31,714.2	100.0%

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our loans and leases:

Commercial Loans and Leases by Obligor - State and Country (dollars in millions)

	June 30, 2018		December 31, 2017
State
California	$5,458.4	17.2%	$5,430.5	17.1%
Texas	3,496.9	11.1%	3,223.7	10.2%
New York	3,071.0	9.7%	3,195.7	10.1%
All other states	15,429.3	48.8%	15,467.5	48.8%
Total U.S.	27,455.6	86.8%	27,317.4	86.2%
Country
Canada	1,281.6	4.0%	1,326.4	4.2%
Marshall Islands	373.2	1.2%	442.5	1.4%
France	358.9	1.1%	383.8	1.2%
All other countries	2,184.0	6.9%	2,244.1	7.0%
Total International	$4,197.7	13.2%	$4,396.8	13.8%

66 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

Industry Concentrations

The following table represents loans and leases by industry of obligor:

Commercial Loans and Leases by Obligor - Industry (dollars in millions)

	June 30, 2018		December 31, 2017
Real Estate	$4,987.9	15.8%	$5,224.8	16.5%
Manufacturing(1)	4,856.1	15.3%	4,729.8	14.9%
Retail(2)	2,458.9	7.8%	2,531.2	8.0%
Energy and utilities	2,353.2	7.4%	2,253.3	7.1%
Wholesale	2,279.6	7.2%	2,343.7	7.4%
Rail	1,798.8	5.7%	1,916.7	6.1%
Business Services	1,617.0	5.1%	1,559.0	4.9%
Oil and gas extraction / services	1,522.1	4.8%	1,437.6	4.5%
Service industries	1,520.6	4.8%	1,464.5	4.6%
Healthcare	1,497.8	4.7%	1,458.0	4.6%
Maritime	1,229.7	3.9%	1,341.8	4.2%
Finance and insurance	1,192.2	3.8%	1,183.8	3.7%
Transportation	855.4	2.7%	810.7	2.6%
Other (no industry greater than 2%)	3,484.0	11.0%	3,459.3	10.9%
Total	$31,653.3	100.0%	$31,714.2	100.0%

(1)	At June 30, 2018, includes manufacturers of chemicals, including pharmaceuticals (4.7%), petroleum and coal, including refining (2.8%), stone, clay, glass and concrete (1.5%) and food (1.2%).
(2)	At June 30, 2018, includes retailers of general merchandise (3.0%) and food and beverage providers (1.8%).

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer loans, including PCI loans and loans held for sale. PCI loans are discussed in more detail in Note 3 — Loans.

Consumer Loans (dollars in millions)

	June 30, 2018		December 31, 2017
	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$5,748.3	98.0%	$5,390.3	84.2%
Home Equity Lines of Credit	115.8	2.0%	149.6	2.4%
Reverse mortgage	—	—%	861.0	13.4%
Other consumer	0.7	—%	0.8	—%
Total loans	$5,864.8	100.0%	$6,401.7	100.0%

See Note 3 — Loans for information on LTV ratios.

Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes the carrying value of consumer loans, with concentrations in the top five states based upon property address.

Consumer Loans Geographic Concentrations (dollars in millions)

	June 30, 2018		December 31, 2017
	Net Investment	% of Total	Net Investment	% of Total
California	$4,219.1	72.0%	$4,230.7	66.1%
New York	306.7	5.2%	479.8	7.5%
Florida	165.8	2.8%	250.6	3.9%
New Jersey	110.4	1.9%	133.0	2.1%
Maryland	101.5	1.7%	122.4	1.9%
Other States and Territories(1)	961.3	16.4%	1,185.2	18.5%
	$5,864.8	100.0%	$6,401.7	100.0%

(1)	No state or territory has a total in excess of 2%.

CIT GROUP INC. 67

OTHER ASSETS AND OTHER LIABILITIES

The following tables present the components of other assets and other liabilities.

Other Assets (dollars in millions)

	June 30, 2018	December 31, 2017
Tax credit investments and Investments in Unconsolidated Subsidiaries	$249.6	$247.6
Counterparty receivables	195.0	241.3
Current and deferred federal and state tax assets	191.1	205.2
Property, furniture and fixtures	172.9	173.9
Intangible assets	101.0	113.0
Indemnification assets(1)	70.8	142.4
Other (1)	686.8	472.1
Total other assets	$1,667.2	$1,595.5

(1)

“Indemnification assets” declined reflecting the reduction in the related estimated contingent liabilities from servicing activities to zero as disclosed in Note 2 – Discontinued Operations. “Other” includes executive retirement plan and deferred compensation, prepaid expenses, accrued interest and dividends, servicing advances, OREO and other miscellaneous assets.

Other Liabilities (dollars in millions)

	June 30, 2018	December 31, 2017
Accrued expenses and accounts payable	$594.6	$584.8
Current and deferred taxes payable	216.5	204.3
Fair value of derivative financial instruments	104.1	87.5
Accrued interest payable	94.9	86.6
Other liabilities (1)	496.7	473.9
Total other liabilities	$1,506.8	$1,437.1

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

The composition of our assets and liabilities generally results in a net asset-sensitive position concentrated at the short end of the yield curve, mostly driven by moves in LIBOR, whereby our assets will reprice faster than our liabilities. Our assets generally consist of interest-bearing cash, investment securities and commercial and consumer loans and leases. Approximately 50% of our loans are indexed to either LIBOR 1-month, 3-month, or the PRIME rate.

Our funding sources consist mainly of non-maturity deposits and time deposits from the online, branch, brokered and commercial channels, as well as wholesale funding (unsecured and secured debt) and FHLB advances. The mix utilized consists of time deposits and unsecured debt which are fixed-rate, secured debt which is a mix of fixed and floating rate, and other deposits whose rates vary based on the market environment and competition.

68 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

CIT Bank, N.A. sources deposits primarily through a retail branch network in Southern California, and direct-to-consumer (via the Internet), as well as commercial and brokered channels. At June 30, 2018, deposits totaled approximately $31 billion. The deposit rates we offer can be influenced by market conditions and competitive factors. Beta represents the correlation between changes in overall market interest rates relative to the rates paid by CIT Bank. Cumulative Deposit betas on total deposits have remained low at less than 15% since the Fed started raising rates at the end of 2015 and approximately 30% over the last 12 months. Growth in our money market savings product contributed to the higher beta this quarter, and we expect the trailing twelve-month cumulative beta to continue to ramp up to around 40-50% by the end of the year. Changes in interest rates, as well as actions by competitors, can affect our deposit pricing and potentially impact our ability to attract and retain deposits. In a rising rate environment, we may need to increase rates to renew maturing time deposits and attract new deposits. Rates on our savings account deposits may fluctuate due to pricing competition and may also move with short-term interest rates. We regularly test the effect of deposit rate changes on our margins and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The results reflect the percentage change in the EVE over the life of the asset and the NII Sensitivity over the next twelve months assuming an immediate 100 basis point parallel increase or decrease in interest rates from the market-based forward curve. Total deposit betas are modeled to increase an additional 35% - 40% above base repricing, on an instantaneous +100 bps shock over the next 12 months. The NII sensitivity is based on an assumption that the total balance sheet size remains static over the projection period.

	June 30, 2018			March 31, 2018			December 31, 2017
	+200 bps	+100 bps	-100 bps	+200 bps	+100 bps	-100 bps	+200 bps	+100 bps	-100 bps
NII Sensitivity	7.6%	3.8%	(4.3)%	6.8%	3.5%	(3.9)%	6.1%	3.0%	(3.0)%
EVE Sensitivity	(4.5)%	(2.2)%	1.6%	(3.4)%	(1.7)%	1.4%	(4.4)%	(2.3)%	2.3%

As of June 2018, the +100 bps NII sensitivity and EVE sensitivity change from March 31, 2018 (see table above) is primarily driven by strategic actions which resulted in a net reduction in ending cash due to debt and equity actions during the quarter. In addition to the net reduction in ending cash, there was a liability mix shift to non-maturity deposits, which also impacted sensitivity.

As detailed above, NII Sensitivity, which includes our net interest revenue and rental income, is positive with respect to an increase in interest rates impacting interest rates sensitive elements of our income statement. This position is primarily driven by our floating rate loan portfolio, which reprices frequently, and interest-bearing cash. On a net basis, we generally have more floating/repricing assets than liabilities in the near term. As a result, the interest rate risk sensitivity of our current portfolio is more impacted by moves in short-term interest rates in the near term. Therefore, our net finance revenue may increase if short-term interest rates rise, or decrease if short-term interest rates decline, though it would be impacted by other factors beyond interest rates, such as declining levels of PAA, lower renewal rates in Rail which is expected through 2019 and increases in rail maintenance expense with increased activity. Market-implied forward rates over the future twelve months are used to determine a base interest rate scenario for the net interest income projection for the base case. This base projection is compared with those calculated under varying interest rate scenarios to arrive at NII Sensitivity.

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

The simulation modeling for both NII Sensitivity and EVE assumes we take no action in response to the changes in interest rates and does not include impacts from non-interest rate effects. NII Sensitivity generally assumes cash flows from portfolio run-off are reinvested in similar products or cash to keep the balance sheet static.

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

CIT GROUP INC. 69

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

These measurements provide an estimate of our interest rate sensitivity; however, they do not account for potential changes in credit quality, size, and prepayment characteristics of our balance sheet, changes in PAA, or changes in the competition for business in the industries we serve. They also do not account for other business developments that could affect income, or for management actions that could affect income or that could be taken to change our risk profile. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations. Further, the range of such simulations does not represent our current view of the expected range of future interest rate movements.

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

Cash

Cash totaled $3.5 billion at June 30, 2018, up from $1.7 billion at December 31, 2017. Cash at June 30, 2018 consisted of $2.9 billion at CIT Bank and $0.6 billion related to the bank holding company and other operating subsidiaries. The increase in cash was driven by proceeds from the sale of the reverse mortgage portfolio, increase in deposits and maturities of investment securities.

Investment Securities

Investment securities consist primarily of fixed income debt securities. Investment securities declined $0.6 billion from December 31, 2017 to $5.9 billion at June 30, 2018, due to maturities in our investment portfolio. In addition, we have $200 million of securities purchased under agreement to resell, up from $150 million at December 31, 2017. See Note 5 — Investment Securities for additional information on types of investment securities.

Liquidity Monitoring

The Basel III Final Rule requires banks and BHCs to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario. Changes in regulatory reporting requirements resulted in CIT no longer being required to disclose its LCR. While CIT is no longer required to disclose certain liquidity measurements, the Company will continue prudent liquidity management and calculate liquidity stress metrics as part of its risk management.

Funding Sources

Funding sources consist of deposits and borrowings. The period end deposits to total funding ratio increased to 78% at June 30, 2018 from 77% at December 31, 2017. Unsecured borrowings increased to 11% from 10% at December 31, 2017 due to the issuance of unsecured borrowings during the first quarter, partially offset by redemptions in the second quarter as noted below. Secured borrowings decreased to 11% from 13% at December 31, 2017.

See Net Finance Revenue section for a tabular presentation of our average funding mix for the quarter ended June 30, 2018, which was virtually unchanged from the quarter ended March 31, 2018.

Deposits

CIT offers its deposits through various channels. The period end balances are as follows:

Deposits by Channel (dollars in millions)

	June 30, 2018		December 31, 2017
	Total	Percent of Total	Total	Percent of Total
Online	$14,475.8	46%	$11,756.6	40%
Branch	11,528.7	37%	11,665.2	39%
Brokered	3,253.3	11%	3,618.3	12%
Commercial	1,923.4	6%	2,529.2	9%
Total	$31,181.2	100%	$29,569.3	100%

70 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

The following table details our period end deposit balances by type:

Deposits (dollars in millions)

	June 30, 2018		December 31, 2017
	Total	Percent of Total	Total	Percent of Total
Checking and Savings:
Non-interest bearing checking	$1,289.9	4%	$1,352.0	5%
Interest bearing checking	2,077.9	7%	2,653.3	9%
Other money market / Sweeps	4,976.1	16%	5,075.5	17%
Savings and Online money market accounts	9,125.2	29%	5,986.7	20%
Time deposits	13,536.8	43%	14,343.8	49%
Other	175.3	1%	158.0	—%
Total	$31,181.2	100%	$29,569.3	100%

CIT Bank, N.A. offers a full suite of deposit offerings to its commercial and consumer customers through a network of 70 branches in Southern California and a national online platform. We have been growing our non-maturity deposits in conjunction with our strategy to optimize deposit costs while working within our risk management discipline. Deposits increased, as growth in the online channel more than offset the decline in higher-cost deposits in the brokered channel and higher beta deposits in the commercial channel. See Net Finance Revenue section for further discussion on average balances and rates.

Borrowings

Borrowings consist of senior unsecured notes, subordinated unsecured notes and secured borrowings (structured financings and FHLB advances), which totaled $8.9 billion in aggregate at June 30, 2018, down slightly from $9.0 billion at December 31, 2017, reflecting the issuance of unsecured senior and subordinated borrowings, offset by unsecured redemptions and lower FHLB borrowings. The weighted average coupon rate of borrowings at June 30, 2018 was 3.85%, up from 3.30% at December 31, 2017, reflecting the issuance of subordinated unsecured debt and higher FHLB costs.

Periodically, based on market conditions and other factors, and subject to compliance with applicable laws and regulations and terms of our existing indebtedness, including the Revolving Credit Facility, the TRS Facility and secured and unsecured borrowings, we may repay, repurchase, exchange or redeem outstanding indebtedness, or otherwise enter into transactions regarding our debt or capital structure. For example, we periodically evaluate and may engage in liability management transactions, including repurchases of outstanding senior unsecured notes funded by the issuance of, or exchanges of, newly issued unsecured borrowings, as we seek to mitigate refinancing risk by actively managing our debt maturity profile and interest cost.

See Note 6 — Borrowings.

Unsecured Borrowings

Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility.  As of June 30, 2018, the Company was in compliance with the minimum guarantor asset coverage ratio and the minimum Tier 1 Capital requirement.

Senior Unsecured Notes

At June 30, 2018, senior unsecured notes outstanding totaled $3.8 billion and the weighted average coupon rate was 4.83%, compared to $3.7 billion and 4.81% at December 31, 2017. During the first quarter, CIT issued $500 million, aggregate principal amount of 4.125% senior unsecured notes due 2021 and $500 million, aggregate principal amount of 5.25% senior unsecured notes due 2025. In April 2018, $883 million of the proceeds were used to repay $500 million of the $1.0 billion of outstanding 3.875% senior unsecured notes due February 2019 and all of the outstanding $383 million, 5.500% senior unsecured notes due February 2019.

Subordinated Unsecured Notes

During the first quarter, CIT issued $400 million of 10-year subordinated unsecured notes with a coupon of 6.125%.

The weighted average maturity after the issuances and redemptions of unsecured senior notes and issuance of subordinated borrowings was extended from 4.1 years at March 31, 2018 to 4.5 years at June 30, 2018.

Secured Borrowings

We may pledge assets for secured financing transactions, which include borrowings from the FHLB and/or FRB, or for other purposes as required or permitted by law. The debt issued in conjunction with these transactions is collateralized by certain discrete receivables, loans, leases and/or underlying equipment. Certain related cash balances are restricted.

CIT GROUP INC. 71

FHLB Advances

CIT Bank is a member of the FHLB of San Francisco and makes decisions regarding utilization of advances based upon a number of factors, including available collateral, liquidity needs, cost of funds and alternative sources of funding.

FHLB Balances (dollars in millions)

	June 30, 2018	December 31, 2017
Total borrowing capacity	$5,533.1	$5,217.8
Less:
Advances	(3,300.0)	(3,695.5)
Letters of credit	(8.8)	(87.8)
Available capacity	$2,224.3	$1,434.5
Weighted average rate	2.28%	1.56%
Pledged assets	$6,503.7	$6,154.1

FHLB Advances and pledged assets are also discussed in Note 6 — Borrowings.

Structured Financings

Structured financings totaled $1.3 billion at June 30, 2018, and $1.5 billion at December 31, 2017. The weighted average coupon rate of structured financings was 4.21% at June 30, 2018, up from 3.75% at December 31, 2017, reflecting increases in benchmark rates and repayment of lower coupon debt tranches.

There were no structured financings at CIT Bank, N.A. at June 30, 2018, and $74 million at December 31, 2017, which were secured by pledged assets of $1 million and $146 million, respectively. Non-CIT Bank, N.A. structured financings were $1.3 billion and $1.4 billion at June 30, 2018 and December 31, 2017, respectively, and were secured by $3.8 billion of pledged assets at June 30, 2018, and $4.0 billion of pledged assets at December 31, 2017.

See Note 6 — Borrowings for a table displaying our consolidated secured financings and pledged assets and Note 7 — Derivative Financial Instruments for discussion of a total return swap.

Credit Facilities

At June 30, 2018, we maintained additional liquidity sources in the form of:

▪	A multi-year committed Revolving Credit Facility that has a total commitment of $500 million, of which approximately $448 million was available to be drawn; and
▪

Committed securitization facilities and secured bank lines totaled $2.1 billion, of which $980 million was unused at June 30, 2018, provided that eligible assets are available that can be funded through these facilities. As of July 31, 2018, a $500 million unused facility expired and was not renewed.

FRB

There were no outstanding borrowings with the FRB Discount Window as of June 30, 2018 or December 31, 2017. See Note 6 — Borrowings for total balances pledged, including amounts to the FRB.

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

Contractual Commitments

Commitment Expiration for the Twelve Months Ended June 30 (dollars in millions)

	Total	2019	2020	2021	2022	2023+
Financing commitments	$6,739.8	$2,477.2	$824.9	$1,081.0	$1,153.2	$1,203.5
Rail and other purchase commitments	414.1	389.1	25.0	—	—	—
Letters of credit	246.2	50.7	15.6	64.4	45.9	69.6
Deferred purchase agreements	1,489.3	1,489.3	—	—	—	—
Guarantees, acceptances and other recourse obligations	1.4	1.4	—	—	—	—
Liabilities for unrecognized tax benefits (1)	13.0	1.0	12.0	—	—	—
Total contractual commitments	$8,903.8	$4,408.7	$877.5	$1,145.4	$1,199.1	$1,273.1

(1)	The balance for 2020 reflects the remaining balance, which cannot be estimated further.

Financing commitments increased from $6.4 billion at December 31, 2017 to $6.7 billion at June 30, 2018. Financing commitments include commitments that have been extended to and accepted by customers or agents, but on which the criteria for funding have not been completed of $1.9 billion at June 30, 2018. Also included are Business Capital credit line agreements, with an amount available of $165 million, net of the amount of receivables assigned to us. These are cancellable by CIT only after a notice period.

At June 30, 2018, substantially all our undrawn financing commitments were senior facilities, with approximately 85% secured by commercial equipment or other assets, and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance and Real Estate Finance divisions of Commercial Banking. The top ten undrawn commitments totaled $578 million at June 30, 2018. The table above includes approximately $2.0 billion of undrawn financing commitments at June 30, 2018 for instances where the customer is not in compliance with contractual obligations or does not have the adequate collateral to borrow against the unused facility, and therefore CIT does not have a contractual obligation to lend under such financing commitments.

See Note 11 — Commitments for further detail.

CIT GROUP INC. 73

CAPITAL

Capital Management

With the recent passage of the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, CIT is no longer subject to the Enhanced Prudential Standards of the Dodd-Frank Act, including supervisory stress testing and company-run stress testing under the Dodd Frank Act Stress Test (“DFAST”) or the capital planning requirements of the Comprehensive Capital Analysis and Review (“CCAR”).

While CIT was subject to CCAR, CIT submitted and received a non-objection to its 2017 Capital Plan (“Original Plan”). The plan included a quarterly cash dividend of up to $0.16 per share and common stock repurchases of up to $225 million for the four quarters ending June 30, 2018, including up to $25 million of common share repurchases to offset dilution from issuances pursuant to CIT's employee stock plans. Entering 2018, CIT had up to $100 million remaining under this plan. On February 1, 2018, the Company received a “non-objection” from the FRBNY to an amendment to the Original Plan (the "Amended Capital Plan"). The Amended Capital Plan included (i) the issuance of up to $400 million in Tier 2 qualifying subordinated debt (which was completed in March 2018); and (ii) an increase in common equity distribution of up to $800 million for the remainder of the four-quarter period that began July 1, 2017 and ended on June 30, 2018. CIT completed $680 million of common equity share repurchases during the 2018 second quarter. See Return of Capital below.

On June 28, 2018, CIT announced that the Board of Directors (the “Board”) approved a common equity capital return of up to $750 million (exclusive of the quarterly cash dividend). The Company will determine the timing and amount of any share repurchases, special dividends, or combination of the two that may be authorized based on market conditions and other considerations. Any share repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions, and through plans designed to comply with Rule 10b5-1(c) under the Securities Exchange Act of 1934.

CIT’s capital management is discussed further in its Annual Report on Form 10-K for the year ended December 31, 2017 in the “Regulation” section of Item 1. Business Overview with respect to capital and regulatory matters, including “Capital Requirements” and “Stress Test and Capital Plan Requirements”.

Return of Capital

During the second quarter of 2018, CIT repurchased 12.5 million common shares via a tender offer and open market repurchases (“OMRs”) for a total of $680.1 million, at an average price of $54.43. During the first quarter of 2018, CIT repurchased a total of $194.9 million in common shares via OMRs of 3.7 million common shares at an average share price of $53.16. The Company has purchased in the open market an additional $148.3 million, or 2.8 million shares, at an average purchase price of $52.14 through July 31, 2018.

We declared and paid the following common stock dividend in 2018:

2018 Common Stock Dividends

Declaration Date	Payment Date	Per Share Dividend
January 22, 2018	February 23, 2018	$0.16
April 16, 2018	May 25, 2018	$0.16

On July 17, 2018, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.25 per common share, which represents a 56% increase over the prior quarter’s $0.16 per common share dividend.  The common stock dividend is payable on August 24, 2018 to common shareholders of record as of August 10, 2018.

On April 16, 2018, the CIT Board declared a semi-annual dividend in the amount of $29.00 per share on the Series A preferred stock, which was paid on June 15, 2018.

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. The regulatory capital guidelines applicable to the Company were based on the Basel III Final Rule through June 30, 2018. At June 30, 2018 and December 31, 2017, the capital ratios of the Company and the Bank exceeded all capital adequacy requirements. The December balances in the following table present amounts in effect as of that period.

In November 2017, the Federal Reserve Board, together with the OCC and FDIC adopted a final rule effective January 1, 2018 to extend the regulatory capital treatment under 2017 transition provisions for certain items, applicable to banking organizations that are not subject to advanced approaches capital rules (“Transition Final Rule”). These items include regulatory capital deductions, risk weights, and certain minority interest limitations. There were no items that exceeded the deduction threshold at June 30, 2018, for CIT and CIT Bank, therefore balances and ratios were the same for the transition basis and fully-phased-in basis.

74 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

Capital Components, Risk-Weighted Assets, and Capital Ratios (dollars in millions)

	June 30, 2018	December 31, 2017
	Fully Phased-in Basis(5)	Transition Basis	Fully Phased-in Basis
Common Equity Tier 1 (CET1) Capital
Total common stockholders’ equity(1)	$6,200.7	$6,995.0	$6,995.0
Effect of certain items in AOCI excluded from CET1 Capital	164.8	77.4	77.4
Adjusted total equity	6,365.5	7,072.4	7,072.4
Goodwill, net of associated deferred tax liabilities (DTLs)(2)	(432.7)	(436.0)	(436.0)
Deferred tax assets (DTAs) arising from net operating loss and tax credit carryforwards	(93.7)	(83.3)	(104.2)
Intangible assets, net of associated DTLs(2)	(83.7)	(73.3)	(91.5)
Total CET1 Capital	$5,755.4	$6,479.8	$6,440.7
Additional Tier 1 Capital
Preferred Stock	$325.0	$325.0	$325.0
Other Additional Tier 1 Capital deductions(3)	(8.1)	(29.4)	(8.6)
Total Additional Tier 1 Capital	$316.9	$295.6	$316.4
Total Tier 1 Capital	$6,072.3	$6,775.4	$6,757.1
Tier 2 Capital
Qualifying Tier 2 Capital Instruments	395.2	—	—
Qualifying allowance for credit losses and other reserves(4)	512.1	475.6	475.6
Total Tier 2 Capital	907.3	475.6	475.6
Total Capital	$6,979.6	$7,251.0	$7,232.7
Risk-Weighted Assets	$43,676.1	$44,537.7	$44,687.1
CIT Ratios
CET1 Capital Ratio	13.2%	14.5%	14.4%
Tier 1 Capital Ratio	13.9%	15.2%	15.1%
Total Capital Ratio	16.0%	16.3%	16.2%
Tier 1 Leverage Ratio	12.1%	13.8%	13.8%
CIT Bank, N.A. Capital Components and Ratios
CET1 Capital	$4,767.6	$4,751.6	$4,734.2
Tier 1 Capital	$4,767.6	$4,751.6	$4,734.2
Total Capital	$5,195.5	$5,183.3	$5,165.8
Risk-Weighted Assets	$34,183.4	$34,527.2	$34,517.2
CET1 Capital Ratio	13.9%	13.8%	13.7%
Tier 1 Capital Ratio	13.9%	13.8%	13.7%
Total Capital Ratio	15.2%	15.0%	15.0%
Tier 1 Leverage Ratio	11.4%	11.8%	11.8%

(1)	See Consolidated Balance Sheets for the components of Total common stockholders’ equity.
(2)	Goodwill and intangible assets deductions also reflect the portion included within assets held for sale and assets of discontinued operations.
(3)

Represents covered funds deductions required by the Volcker Rule. The balance as of December 31, 2017 also includes 20% of the deduction on DTAs arising from net operating loss and tax credit carryforwards applied to Additional Tier 1 Capital under transition basis.

(4)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.
(5)	At June 30, 2018, the Transition Basis and the Fully Phased-in Basis were the same, as described in the paragraphs preceding this table.

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	June 30, 2018	December 31, 2017
Balance sheet assets	$49,855.0	$49,278.7
Risk weighting adjustments to balance sheet assets	(11,553.7)	(10,230.4)
Off-Balance sheet items	5,374.8	5,489.4
Risk-Weighted Assets	$43,676.1	$44,537.7

The 2018 off-balance sheet items primarily reflect $2.9 billion of unused lines of credit (largely related to the Commercial Finance and Real Estate Finance divisions), $1.5 billion of deferred purchase agreements (related to the Business Capital division), and $1.0 billion of other items.  The risk-weighted assets for off-balance sheet items as of June 30, 2018 decreased slightly from December 31, 2017 mainly due to the deferred purchase agreements.  See Note 11 — Commitments in Item 1. Condensed Consolidated Financial Statements for further detail on commitments.

CIT GROUP INC. 75

Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	June 30, 2018	December 31, 2017
Total common stockholders’ equity	$6,200.7	$6,995.0
Less: Goodwill	(369.9)	(369.9)
Intangible assets	(101.0)	(113.0)
Tangible book value(1)	$5,729.8	$6,512.1
Book value per share	$53.47	$53.25
Tangible book value per share(1)	$49.41	$49.58

(1)	Tangible book value and tangible book value per share are non-GAAP measures. See “Non-GAAP Measurements” for reconciliation of Non-GAAP to GAAP financial information

Book value and tangible book value (“TBV”) decreased from  December 31, 2017, primarily reflecting the capital actions completed through June 30, 2018.  Book value per share increased and TBV per share decreased from December 31, 2017 primarily due to the year to date repurchase of 16.2 million common shares and cumulative unrealized net losses on available for sale securities, partially offset by year to date increase in retained earnings.

CIT BANK, N.A.

The following tables present condensed financial information for CIT Bank, N.A. Trends and significant items are discussed in the previous sections of the MD&A.

Condensed Balance Sheets (dollars in millions)

	June 30, 2018	December 31, 2017
ASSETS:
Cash and deposits with banks	$2,919.0	$961.8
Securities purchased under agreement to resell	200.0	—
Investment securities	5,887.7	6,455.9
Assets held for sale	228.3	1,170.5
Loans	26,711.2	26,427.9
Allowance for loan losses	(437.8)	(403.5)
Operating lease equipment, net	3,855.0	3,765.5
Bank owned life insurance	801.7	788.6
Goodwill	323.1	323.1
Other assets	928.6	939.7
Assets of discontinued operation	248.0	317.1
Total Assets	$41,664.8	$40,746.6
LIABILITIES AND EQUITY:
Deposits, including $778.6 at June 30, 2018 and $475.8 at December 31, 2017 deposits of affiliates	$31,963.5	$30,048.8
FHLB advances	3,300.0	3,695.5
Borrowings	—	73.5
Other liabilities, including $208.5 at June 30, 2018 and $570.5 at December 31, 2017 payables to affiliates	1,004.3	1,306.8
Liabilities of discontinued operation	344.0	500.5
Total Liabilities	36,611.8	35,625.1
Total Equity	5,053.0	5,121.5
Total Liabilities and Equity	$41,664.8	$40,746.6

Capital Ratios*

	June 30, 2018	December 31, 2017
Common Equity Tier 1 Capital	13.9%	13.7%
Tier 1 Capital Ratio	13.9%	13.7%
Total Capital Ratio	15.2%	15.0%
Tier 1 Leverage ratio	11.4%	11.8%

*	The capital ratios presented above are reflective of the fully-phased in Basel III approach.

76 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

Loans and Leases by Segment (dollars in millions)

	June 30, 2018	December 31, 2017
Commercial Banking
Commercial Finance	$10,091.0	$10,203.5
Real Estate Finance	5,309.3	5,590.2
Business Capital	5,702.5	5,429.9
Rail	3,363.7	3,320.1
Total	24,466.5	24,543.7
Consumer Banking
Legacy Consumer Mortgages	3,054.3	4,192.1
Other Consumer Banking	3,273.7	2,628.1
Total	6,328.0	6,820.2
Total loans and leases, including assets held for sale	$30,794.5	$31,363.9

Condensed Statements of Operations (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest income	$449.3	$428.0	$453.4	$877.3	$882.4
Interest expense	139.1	120.1	115.4	259.2	220.5
Net interest revenue	310.2	307.9	338.0	618.1	661.9
Provision for credit losses	35.7	67.4	8.7	103.1	37.4
Net interest revenue, after credit provision	274.5	240.5	329.3	515.0	624.5
Rental income on operating leases	116.9	114.0	110.8	230.9	219.1
Other non-interest income	104.2	71.1	74.8	175.3	151.9
Total net revenue, net of interest expense and credit provision	495.6	425.6	514.9	921.2	995.5
Operating expenses	238.4	239.2	253.2	477.6	513.9
Depreciation on operating lease equipment	56.4	55.9	48.8	112.3	95.2
Maintenance and other operating lease expenses	11.7	4.0	5.8	15.7	13.9
Loss on debt extinguishment and deposit redemption	—	—	0.5	—	0.5
Income before provision for income taxes	189.1	126.5	206.6	315.6	372.0
Provision for income taxes	51.3	33.5	53.3	84.8	114.2
Income from continuing operations	137.8	93.0	153.3	230.8	257.8
Income (loss) on discontinued operations	(21.1)	(7.0)	10.4	(28.1)	1.2
Net income	$116.7	$86.0	$163.7	$202.7	$259.0
New business volume — funded	$2,825.4	$2,625.4	$2,168.7	$5,450.8	$3,916.1

Net Finance Revenue (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest income	$449.3	$428.0	$453.4	$877.3	$882.4
Rental income on operating leases	116.9	114.0	110.8	230.9	219.1
Finance revenue	566.2	542.0	564.2	1,108.2	1,101.5
Interest expense	139.1	120.1	115.4	259.2	220.5
Depreciation on operating lease equipment	56.4	55.9	48.8	112.3	95.2
Maintenance and other operating lease expenses	11.7	4.0	5.8	15.7	13.9
NFR	$359.0	$362.0	$394.2	$721.0	$771.9
AEA	$40,353.3	$39,259.0	$44,542.2	$39,762.0	$42,484.1

Net Finance Margin

	Quarters Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
As a % of AEA:
Interest income	4.45%	4.36%	4.07%	4.41%	4.15%
Rental income on operating leases	1.16%	1.16%	1.00%	1.16%	1.03%
Finance revenue	5.61%	5.52%	5.07%	5.57%	5.18%
Interest expense	1.38%	1.22%	1.04%	1.30%	1.04%
Depreciation on operating lease equipment	0.55%	0.57%	0.44%	0.57%	0.45%
Maintenance and other operating lease expenses	0.12%	0.04%	0.05%	0.08%	0.07%
NFM	3.56%	3.69%	3.54%	3.62%	3.62%

CIT GROUP INC. 77

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

Management believes that the judgments and estimates utilized in the listed critical accounting estimates are reasonable.

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

78 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

SELECT DATA

Select Data (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Select Statement of Operations Data
Net interest revenue	$268.4	$270.7	$269.0	$539.1	$561.6
Provision for credit losses	32.9	68.8	4.4	101.7	54.1
Total non-interest income	396.7	358.3	335.8	755.0	666.2
Total non-interest expenses	427.5	415.2	591.1	842.7	1,030.0
Income from continuing operations, net of tax	147.3	103.7	41.2	251.0	119.4
Net income	126.8	97.0	156.7	223.8	336.6
Net income available to common shareholders	117.4	97.0	156.7	214.4	336.6
Per Common Share Data
Diluted income per common share — continuing operations	$1.11	$0.79	$0.22	$1.88	$0.62
Diluted income per common share	$0.94	$0.74	$0.85	$1.67	$1.74
Book value per common share	$53.47	$52.97	$51.88
Tangible book value per common share	$49.41	$49.25	$46.34
Dividends declared per common share	$0.25	$0.16	$0.15	$0.41	$0.30
Dividend payout ratio	26.6%	21.6%	17.6%	24.6%	17.2%
Performance Ratios
Return on average common equity (available to common shareholders, continuing operations)	8.48%	6.09%	2.30%	7.34%	3.37%
Return on average tangible common equity (available to common shareholders, continuing operations)	9.44%	6.83%	2.84%	8.20%	4.07%
Net finance revenue as a percentage of average earning assets	3.37%	3.45%	3.07%	3.41%	3.31%
Return on average earning assets applicable to common shareholders (ROA)	1.19%	0.92%	0.33%	1.06%	0.49%
Return (from continuing operations) on average continuing operations total assets	1.21%	0.87%	0.31%	1.04%	0.47%
Balance Sheet Data
Loans including receivables pledged	$29,348.4	$29,453.6	$29,031.7
Allowance for loan losses	(467.3)	(447.6)	(426.0)
Operating lease equipment, net	6,833.9	6,774.9	6,736.0
Goodwill	369.9	369.9	625.5
Total cash and deposits	3,475.6	4,096.3	5,337.9
Investment securities	5,907.4	5,910.5	5,530.0
Assets of discontinued operation	382.4	463.1	630.9
Total assets	49,855.0	51,542.5	50,478.9
Deposits	31,181.2	30,593.9	30,925.0
Borrowings	8,859.6	10,437.3	8,621.4
Liabilities of discontinued operation	350.9	496.6	607.8
Total common stockholders’ equity	6,200.7	6,801.8	7,026.2
Credit Quality
Non-accrual loans as a percentage of loans	0.99%	0.80%	0.88%
Net charge-offs as a percentage of average loans	0.21%	0.68%	0.38%	0.45%	0.37%
Allowance for loan losses as a percentage of loans	1.59%	1.52%	1.47%
Capital Ratios
Total ending equity to total ending assets	13.1%	13.8%	14.6%
CET1 Capital Ratio (fully phased-in)	13.2%	14.1%	14.4%
Tier 1 Capital Ratio (fully phased-in)	13.9%	14.8%	15.1%
Total Capital Ratio (fully phased-in)	16.0%	16.8%	16.2%

CIT GROUP INC. 79

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

1.	Total Net Revenue, Net Finance Revenue, and Net Operating Lease Revenue

Total net revenue is a non-GAAP measure that represents the combination of NFR and other non-interest income and is an aggregation of all sources of revenue for the Company. The source of the data is various statement of income line items, arranged in a different order, and with different subtotals than included in the statement of income, and therefore is considered non-GAAP. Total net revenue is used by management to monitor business performance and is used by management to calculate a net efficiency ratio, as discussed below.

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

Total Net Revenue and Net Operating Lease Revenue (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Interest income	$473.6	$451.2	$478.2	$924.8	$933.9
Rental income on operating leases	261.3	253.6	251.2	514.9	502.5
Finance revenue (Non-GAAP)	734.9	704.8	729.4	1,439.7	1,436.4
Interest expense	205.2	180.5	209.2	385.7	372.3
Depreciation on operating lease equipment	77.2	76.4	77.4	153.6	150.9
Maintenance and other operating lease expenses	63.5	57.4	53.3	120.9	107.1
Net finance revenue (Non-GAAP)	389.0	390.5	389.5	779.5	806.1
Other non-interest income	135.4	104.7	84.6	240.1	163.7
Total net revenue (Non-GAAP)	$524.4	$495.2	$474.1	$1,019.6	$969.8

NFR (Non-GAAP)	$389.0	$390.5	$389.5	$779.5	$806.1
Suspended depreciation on assets HFS	(8.6)	(9.3)	—	(17.9)	—
Excess interest costs over interest income from Commercial Air proceeds usage	—	—	23.4	—	23.4
Interest on excess cash	—	—	(9.1)	—	(9.1)
Adjusted NFR (Non-GAAP)	$380.4	$381.2	$403.8	$761.6	$820.4
NFR as a % of AEA (Non-GAAP)	3.37%	3.45%	3.07%	3.41%	3.31%
NFR as a % of AEA, adjusted for noteworthy items (Non-GAAP)	3.29%	3.37%	3.44%	3.34%	3.51%

Net Operating Lease Revenues
Rental income on operating leases	$261.3	$253.6	$251.2	$514.9	$502.5
Depreciation on operating lease equipment	77.2	76.4	77.4	153.6	150.9
Maintenance and other operating lease expenses	63.5	57.4	53.3	120.9	107.1
Net operating lease revenue (Non-GAAP)	$120.6	$119.8	$120.5	$240.4	$244.5

80 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

2.	Operating Expenses and Net Efficiency Ratio, Excluding Certain Costs

A key performance metric the Company uses to gauge the level of expenses is in comparison to the AEA. A decline in this metric could show improvement, i.e. expenses not going up at the same rate of asset growth, or decreasing at a rate in excess of asset decline. Operating expenses excluding restructuring costs and intangible asset amortization is a non-GAAP measure used by management to compare period over period expenses. Another key performance metric gauges our expense usage via our net efficiency calculation. This calculation compares the level of expenses to the level of net revenues and is calculated by dividing the operating expenses by total net revenue, as presented below. A lower result reflects a more efficient use of our expenses to generate revenue. Net efficiency ratio is a non-GAAP measurement used by management to measure operating expenses (before restructuring costs and intangible amortization) to total net revenues. We exclude the restructuring costs and intangible amortization from these calculations as they are charges resulting from our strategic initiatives and not our operating activity, and exclude noteworthy items due to their episodic nature and size. Due to the exclusions of the mentioned items, and in certain instances, other noteworthy items, these are considered non-GAAP measures, as presented in the reconciliation below.

Operating Expenses Excluding Certain Costs (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Operating expenses	$267.5	$281.3	$295.6	$548.8	$607.2
Intangible asset amortization	6.0	6.0	6.2	12.0	12.4
Restructuring costs	—	—	3.4	—	18.2
Operating expenses excluding restructuring costs, intangible assets amortization, and other noteworthy items (Non-GAAP)	$261.5	$275.3	$286.0	$536.8	$576.6

Operating expenses (excluding restructuring costs and intangible assets amortization) as a % of AEA (excluding noteworthy items)	2.26%	2.43%	2.43%	2.35%	2.46%

Total Net Revenue (Non-GAAP)	$524.4	$495.2	$474.1	$1,019.6	$969.8
Suspended depreciation on assets HFS	(8.6)	(9.3)	—	(17.9)	—
Net costs of excess liquidity	—	—	14.3	—	14.3
CTA charge	—	—	—	—	8.1
Gain and other revenues from sale of reverse mortgage portfolio	(29.3)	—	—	(29.3)	—
Total Net Revenue, excluding noteworthy items (Non-GAAP)	$486.5	$485.9	$488.4	$972.4	$992.2
Net Efficiency Ratio	49.9%	55.6%	60.3%	52.6%	59.5%
Net Efficiency Ratio excluding noteworthy items	53.8%	56.7%	58.6%	55.2%	58.1%

3.	Other Non-Interest Income

Other non-interest income serves as a source of revenue for CIT. Management monitors the level absent certain items to assist in comparability with prior period levels. We exclude the noteworthy items due to their episodic nature and size. Due to the exclusions of noteworthy items, these are considered non-GAAP measures, as presented in the reconciliation below.

Other Non-Interest Income (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Other non-interest income	$135.4	$104.7	$84.6	$240.1	$163.7
CTA charge	—	—	—	—	8.1
Gain and other revenues from sale of reverse mortgage portfolio	(29.3)	—	—	(29.3)	—
Total other non-interest income, excluding noteworthy items (Non-GAAP)	$106.1	$104.7	$84.6	$210.8	$171.8

4.	Earning Assets and Average Earning Assets (“AEA”)

Earning asset balances (period end balances) displayed in the table below are directly derived from the respective line items in the balance sheet. These represent revenue generating assets, and the average (AEA) of which provides a basis for management performance calculations, such as NFM and operating expenses as a percentage of AEA. The average is derived using month end balances for the respective period. Because the balances are used in aggregate, as well as the average, there are no direct comparative balances on the balance sheet, therefore these are considered non-GAAP measures.

CIT GROUP INC. 81

Earning Assets (dollars in millions)

	Quarters Ended			Six Months Ended
Period End Earning Assets	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Loans	$29,348.4	$29,453.6	$29,031.7
Operating lease equipment, net	6,833.9	6,774.9	6,736.0
Assets held for sale	1,335.8	2,298.8	1,324.8
Credit balances of factoring clients	(1,430.8)	(1,549.0)	(1,405.3)
Interest-bearing cash	3,267.0	3,895.4	4,739.0
Investment securities	5,907.4	5,910.5	5,530.0
Securities purchased under agreement to resell	200.0	250.0	—
Indemnification assets	70.8	120.5	208.5
Total earning assets (Non-GAAP)	$45,532.5	$47,154.7	$46,164.7
Average Earning Assets (for the respective periods) (Non-GAAP)	$46,229.6	$45,265.1	$50,675.8	$45,672.4	$48,672.2
AEA adjustment for Commercial Air sale impacts	—	—	(3,686.0)	—	(1,876.3)
AEA, excluding noteworthy items (Non-GAAP)	$46,229.6	$45,265.1	$46,989.8	$45,672.4	$46,795.9

5.	Tangible Book Value, ROTCE and Tangible Book Value per Share

Tangible book value (“TBV”), also referred to as tangible common equity), return on tangible common equity (“ROTCE”), and TBV per share are considered key financial performance measures by management, and are used by other financial institutions. TBV, as calculated and used by management, represents CIT’s common stockholders’ equity, less goodwill and intangible assets. ROTCE measures CIT’s net income applicable to common shareholders as a percentage of average tangible common equity. This measure is useful for evaluating the performance of CIT as it calculates the return available to common shareholders without the impact of intangible assets and deferred tax assets. The average adjusted tangible common equity is derived using averages of balances presented, based on month end balances for the period. TBV per share is calculated dividing TBV by the outstanding number of common shares. TBV, ROTCE and TBV per share are measurements used by management and users of CIT’s financial data in assessing CIT’s use of equity. We believe the use of ratios that utilize tangible equity provides additional useful information because they present measures of those assets that can generate income.

CIT management believes TBV, ROTCE and TBV per share are important measures for comparative purposes with other institutions, but are not defined under U.S. GAAP, and therefore are considered non-GAAP financial measures.

To provide further information, management included ROTCE calculations, ROTCE calculations excluding noteworthy items and adjusted for the previously disclosed return of capital of common equity to shareholders from the net proceeds of the Commercial Air sale.

82 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

Tangible Book Value (dollars in millions)

	Quarters Ended			Six Months Ended
Tangible Book Value	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Total common shareholders' equity	$6,200.7	$6,801.8	$7,026.2	$6,200.7	$7,026.2
Less: Goodwill	(369.9)	(369.9)	(625.5)	(369.9)	(625.5)
Intangible assets	(101.0)	(107.0)	(125.4)	(101.0)	(125.4)
Tangible book value (Non-GAAP)	5,729.8	6,324.9	6,275.3	5,729.8	6,275.3
Less: Disallowed deferred tax asset	(93.7)	(98.9)	(53.5)	(93.7)	(53.5)
Tangible common equity (Non-GAAP)	$5,636.1	$6,226.0	$6,221.8	$5,636.1	$6,221.8
Average tangible common equity (Non-GAAP)	$6,030.4	$6,332.1	$8,280.4	$6,107.2	$8,695.4
Estimated capital adjustment related to Commercial Air sale	—	—	(1,903.1)	—	(2,429.7)
Average tangible common equity, excluding noteworthy items (Non-GAAP)	$6,030.4	$6,332.1	$6,377.3	$6,107.2	$6,265.7

Net income (loss) applicable to common shareholders	$117.4	$97.0	$156.7	$214.4	$336.6
Intangible asset amortization, after tax	4.4	4.4	4.0	8.8	8.1
Non-GAAP income - for ROTCE calculation	$121.8	$101.4	$160.7	$223.2	$344.7
Return on average tangible common equity	8.08%	6.41%	7.76%	7.31%	7.93%

Non-GAAP income applicable to common shareholders (from the following non-GAAP noteworthy tables)	$117.9	$90.2	$129.1	$208.1	$292.2
Intangible asset amortization, after tax	4.4	4.4	4.0	8.8	8.1
Non-GAAP income - for ROTCE calculation	$122.3	$94.6	$133.1	$216.9	$300.3
Return on average tangible common equity, excluding noteworthy items	8.11%	5.98%	8.35%	7.10%	9.59%

Income (loss) from continuing operations applicable to common shareholders	$137.9	$103.7	$41.2	$241.6	$119.4
Intangible asset amortization, after tax	4.4	4.4	4.0	8.8	8.1
Non-GAAP income from continuing operations - for ROTCE calculation	$142.3	$108.1	$45.2	$250.4	$127.5
Non-GAAP income from continuing operations (from next page)	$124.6	$96.9	$125.7	$221.5	$235.1
Intangible asset amortization, after tax	4.4	4.4	4.0	8.8	8.1
Non-GAAP income from continuing operations - for ROTCE calculation	$129.0	$101.3	$129.7	$230.3	$243.2
Return on average tangible common equity, adjusted for estimated capital adjustment	9.44%	6.83%	2.84%	8.20%	4.07%
Return on average tangible common equity, after noteworthy items and proforma for estimated capital adjustment	8.56%	6.40%	8.14%	7.54%	7.76%

6.	Net income excluding noteworthy items and income from continuing operations excluding noteworthy items

Net income excluding noteworthy items and income from continuing operations excluding noteworthy items are non-GAAP measures used by management as each excludes items from the respective line item in the GAAP statement of income. Due to volume and size of noteworthy items, the Company believes that adjusting for these items provides the user of CIT’s financial information a measure of the underlying performance of the Company and of continuing operations specifically. The non-GAAP noteworthy items are summarized in the following categories: significant due to the size of the transaction; transactions pertaining to items no longer considered core to CIT’s on-going operations (e.g. sales of Non-Strategic Portfolios); legacy OneWest Bank issues prior to CIT’s ownership; and other items described earlier, such as restructuring costs, even though the respective balance may not have been significant.

CIT GROUP INC. 83

Net Income and Income from Continuing Operations, Excluding Noteworthy Items (dollars in millions, except per share data)

	Description	Line Item	Pre-tax Balance	Income Tax(2)	After-tax Balance	Per Share
Quarter Ended June 30, 2018
Net income applicable to common shareholders					$117.4	$0.94
Continuing Operations	NACCO suspended depreciation	Depreciation on operating lease equipment	$(8.6)	$2.6	(6.0)	(0.05)
	Gain and other revenues from sale of reverse mortgage portfolio	Other non-interest income	(29.3)	7.7	(21.6)	(0.17)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	19.1	(4.8)	14.3	0.11
Discontinuing Operations	Loss on Financial Freedom servicing operations		18.7	(4.9)	13.8	0.11
Non-GAAP income applicable to common shareholders, excluding noteworthy items(1)					$117.9	$0.95

Income from continuing operations applicable to common shareholders					$137.9	$1.11
Continuing Operations	NACCO suspended depreciation	Depreciation on operating lease equipment	$(8.6)	$2.6	(6.0)	(0.05)
	Gain and other revenues from sale of reverse mortgage portfolio	Other non-interest income	(29.3)	7.7	(21.6)	(0.17)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	19.1	(4.8)	14.3	0.11
Non-GAAP income from continuing operations, excluding noteworthy items(1)					$124.6	$1.00

Quarter Ended March 31, 2018
Net income applicable to common shareholders					$97.0	$0.74
Continuing Operations	NACCO suspended depreciation	Depreciation on operating lease equipment	$(9.3)	$2.5	(6.8)	(0.05)
Non-GAAP income applicable to common shareholders, excluding noteworthy items(1)					$90.2	$0.69

Income from continuing operations applicable to common shareholders					$103.7	$0.79
Continuing Operations	NACCO suspended depreciation	Depreciation on operating lease equipment	$(9.3)	$2.5	(6.8)	(0.05)
Non-GAAP income from continuing operations applicable to common shareholders, excluding noteworthy items(1)					$96.9	$0.74

Quarter Ended June 30, 2017
Net income applicable to common shareholders					$156.7	$0.85
Continuing Operations	Debt redemption costs	Non-interest expense	$164.8	$(65.2)	99.6	0.54
	Excess interest costs	Interest expense	23.4	(8.9)	14.5	0.08
	Interest on excess cash	Interest income	(9.1)	3.5	(5.6)	(0.03)
	Resolution of legacy tax items	Benefit for income taxes	—	(19.3)	(19.3)	(0.11)
	Deferred tax recognition	Benefit for income taxes	—	(6.9)	(6.9)	(0.04)
	Restructuring Expenses	Operating expenses	3.4	(1.2)	2.2	0.01

Discontinued Operations	Gain on sale - Commercial Air, net of certain expenses		(134.7)	35.0	(99.7)	(0.54)
	Financial Freedom net settlement items & servicing rights impairment		(20.2)	7.8	(12.4)	(0.07)
Non-GAAP income, excluding noteworthy items(1)					$129.1	$0.70

Income from continuing operations					$41.2	$0.22
Continuing Operations	Debt redemption costs	Non-interest expense	$164.8	$(65.2)	99.6	0.54
	Excess interest costs	Interest expense	23.4	(8.9)	14.5	0.08
	Interest on excess cash	Interest income	(9.1)	3.5	(5.6)	(0.03)
	Resolution of legacy tax items	Benefit for income taxes	—	(19.3)	(19.3)	(0.11)
	Deferred tax recognition	Benefit for income taxes	—	(6.9)	(6.9)	(0.04)
	Restructuring Expenses	Operating expenses	3.4	(1.2)	2.2	0.01
Non-GAAP income from continuing operations, excluding noteworthy items(1)					$125.7	$0.68

(1)	Items may not sum due to rounding.
(2)	Income tax rates vary depending on the specific item and the entity location in which it is recorded.

84 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

			Pre-Tax	Income	After-tax	Per
	Description	Line Item	Balance	Tax(2)	Balance	Share

Six Months Ended June 30, 2018
Net income applicable to common shareholders					$214.4	$1.67
Continuing Operations	NACCO suspended depreciation	Depreciation on operating lease equipment	$(17.9)	$5.1	(12.8)	(0.10)
	Gain and other revenues from sale of reverse mortgage portfolio	Other non-interest income	(29.3)	7.7	(21.6)	(0.17)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	19.1	(4.8)	14.3	0.11
Discontinuing Operations	Loss on Financial Freedom servicing operations		18.7	(4.9)	13.8	0.11
Non-GAAP income applicable to common shareholders, excluding noteworthy items(1)					$208.1	1.62

Income from continuing operations applicable to common shareholders					$241.6	$1.88
Continuing Operations	NACCO suspended depreciation	Depreciation on operating lease equipment	$(17.9)	$5.1	(12.8)	(0.10)
	Gain and other revenues from sale of reverse mortgage portfolio	Other non-interest income	(29.3)	7.7	(21.6)	(0.17)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	19.1	(4.8)	14.3	0.11
Non-GAAP income from continuing operations applicable to common shareholders, excluding noteworthy items(1)					$221.5	$1.73

Six Months Ended June 30, 2017
Net income applicable to common shareholders					$336.6	$1.74
Continuing Operations	Debt redemption costs	Non-interest expense	$164.8	$(65.2)	99.6	0.51
	Excess interest costs from Commercial Air proceeds usage	Interest expense	23.4	(8.9)	14.5	0.07
	Interest on excess cash	Interest income	(9.1)	3.5	(5.6)	(0.03)
	Resolution of legacy tax items	Benefit (provision) for income taxes	-	(19.3)	(19.3)	(0.10)
	Deferred tax recognition	Benefit (provision) for income taxes	-	(6.9)	(6.9)	(0.04)
	Restructuring expenses	Operating expenses	3.4	(1.2)	2.2	0.01
	CTA charge	Other non-interest income	8.1	(1.3)	6.8	0.04
	Restructuring expenses	Operating expenses	14.8	(4.4)	10.4	0.05
	Entity restructuring	Benefit (provision) for income taxes	-	14.0	14.0	0.07
Discontinued Operations	Gain on sale - Commercial Air, net of certain expenses		(134.7)	35.0	(99.7)	(0.52)
	Financial Freedom net settlement items & servicing rights impairment		(20.2)	7.8	(12.4)	(0.06)
	Suspended depreciation		(113.0)	44.0	(69.0)	(0.36)
	Secured debt paydown		39.0	(5.0)	34.0	0.18
	Gain on sale - TC CIT joint venture		(14.0)	1.0	(13.0)	(0.07)
Non-GAAP income applicable to common shareholders, excluding noteworthy items(1)					$292.2	$1.51

Income from continuing operations applicable to common shareholders					$119.4	$0.62
Continuing Operations	Debt redemption costs	Non-interest expense	$164.8	$(65.2)	99.6	0.51
	Excess interest costs from Commercial Air proceeds usage	Interest expense	23.4	(8.9)	14.5	0.07
	Interest on excess cash	Interest income	(9.1)	3.5	(5.6)	(0.03)
	Resolution of legacy tax items	Benefit (provision) for income taxes	-	(19.3)	(19.3)	(0.10)
	Deferred tax recognition	Benefit (provision) for income taxes	-	(6.9)	(6.9)	(0.04)
	Restructuring Expenses	Operating expenses	3.4	(1.2)	2.2	0.01
	CTA charge	Other non-interest income	8.1	(1.3)	6.8	0.04
	Restructuring expenses	Operating expenses	14.8	(4.4)	10.4	0.05
	Entity restructuring	Benefit (provision) for income taxes	-	14.0	14.0	0.07
Non-GAAP income from continuing operations applicable to common shareholders, excluding noteworthy items(1)					$235.1	$1.22

(1) Items may not sum due to rounding.
(2) Income tax rates vary depending on the specific item and the entity location in which it is recorded.

CIT GROUP INC. 85

7.	Effective Tax Rate Reconciliation

The provision for income taxes before noteworthy items and tax discrete items and the respective effective tax rate are non-GAAP measures, which management uses for analytical purposes to understand the Company’s underlying tax rate. Noteworthy items are presented in item 6 above, and discussed in various sections of the MD&A. The tax discrete items are discussed in the Income Tax section.

	Quarters Ended			Six Months Ended
Effective Tax Rate Reconciliation - Noteworthy Items	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Provision (benefit) for income taxes - GAAP	$57.4	$41.3	$(31.9)	$98.7	$24.3
Income taxes on noteworthy items	5.5	2.5	(98.0)	8.0	(89.7)
Provision for income taxes, before noteworthy items - Non-GAAP	51.9	38.8	66.1	90.7	114.0
Income tax - remaining discrete items	2.3	1.7	(2.0)	4.0	(4.3)
Provision for income taxes, before noteworthy and discrete tax items - Non-GAAP	$49.6	$37.1	$68.1	$86.7	$118.3
Income from continuing operations before provision for income taxes - GAAP	$204.7	$145.0	$9.3	$349.7	$143.7
Noteworthy items before tax	(18.8)	(9.3)	182.5	(28.1)	205.4
Adjusted income from continuing operations before provision for income taxes - Non-GAAP	$185.9	$135.7	$191.8	$321.6	$349.1
Effective tax rate - GAAP	28.0%	28.5%	-343.0%	28.2%	16.9%
Effective tax rate, before noteworthy items - Non-GAAP	27.9%	28.6%	34.5%	28.2%	32.7%
Effective tax rate, before noteworthy and tax discrete items - Non-GAAP	26.7%	27.3%	35.5%	27.0%	33.9%

8.	Regulatory

Included within this Form 10-Q are risk-weighted assets, risk-based capital and leverage ratios as calculated under Basel III capital guidelines. For banking industry regulatory reporting purposes, we report our capital in accordance with Transitional Requirements, but also monitor our capital based on a fully phased-in methodology. Such measures are considered key regulatory capital measures used by banking regulators, investors and analysts to assess the CIT (as a BHC) regulatory capital position and to compare that to other financial institutions. For information on our capital ratios and requirements, see Capital section.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

•

our liquidity risk and capital management, including our capital plan, leverage, capital ratios, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital, to repay secured and unsecured debt, to issue qualifying capital instruments, including Tier 1 qualifying preferred stock, and for a return of capital,

•

our plans to change our funding mix, to access new sources of funding, and to broaden our use of deposit taking capabilities, including increasing our level of commercial deposits and expanding our treasury management services,

•

our pending or potential acquisition and disposition plans, and the integration and restructuring risks inherent in such acquisitions, including the sale of our Financial Freedom reverse mortgage servicing business, and our proposed sale of our Business Air loan portfolio, and NACCO, our European railcar leasing business,

•	our credit risk management and credit quality,
•	our asset/liability risk management,
•	our funding, borrowing costs and net finance revenue,
•	our operational risks, including risk of operational errors, failure of operational controls, success of systems enhancements and expansion of risk management and control functions,

86 Item 2. Management’s Discussion and Analysis and Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of June 30, 2018. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CIT GROUP INC. 87

Part Two — Other Information

Item 1.  Legal Proceedings

CIT is currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, “Litigation”), certain of which Litigation matters are described in Note 12 — Contingencies. In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter may be, if any. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For more information about pending legal proceedings, including an estimate of certain reasonably possible losses in excess of reserved amounts, see Note 12 — Contingencies.

Item 1A.  Risk Factors

Risk factors remain unchanged during the quarter. For a discussion of risk factors, see Part I, Item 1A. Risk Factors, of CIT’s Annual Report on Form 10-K for the year ended December 31, 2017, and Forward-Looking Statements of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were approximately 12.5 million shares of the Company’s common stock repurchased through a Dutch auction tender offer and open market repurchases during the quarter ended June 30, 2018 as shown in the following table:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2018	1,363,447	$51.86	1,363,447	—
May 1 - 31, 2018	11,123,287	$54.75	11,123,287	—
June 1 - 30, 2018	7,500	$52.71	7,500	—
Total Purchases	12,494,234

On June 28, 2018, CIT announced that the Board of Directors approved a common equity capital return of up to $750 million, beginning July 1, 2018 and to be completed by June 30, 2019. See the Capital section for further discussion of share repurchases.

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

10.13*	Offer Letter, dated October 27, 2015, between CIT Group Inc. and Ellen R. Alemany, including Attached Exhibits. (incorporated by reference to Exhibit 10.39 to Form 10-Q filed November 13, 2015).

10.14

Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2016) (with ROTCE and Credit Provision Performance Measures) (incorporated by reference to Exhibit 10-42 to Form 10-K filed on March 16, 2017).

10.15

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

10.18	CIT Employee Severance Plan (As Amended and Restated Effective January 1, 2017) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed November 9, 2016).

10.19	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Director Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10-48 to Form 10-K filed on March 16, 2017).

10.20

Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2017) (with ROTCE Performance Measure and TSR Modifier) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed May 8, 2017).

10.21	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2017) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed May 8, 2017).

10.22	Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2018) (incorporated by reference to Exhibit 10.23 to Form 10-Q filed May 4, 2018).

10.23	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with performance Based Vesting) (2018) (incorporated by reference to Exhibit 10.24 to Form 10-Q filed May 4, 2018).

12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.

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

101.INS

XBRL Instance Document (Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.)

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

August 3, 2018	CIT GROUP INC.

/s/ John Fawcett
John Fawcett
Executive Vice President and
Chief Financial Officer

/s/ Edward K. Sperling
Edward K. Sperling
Executive Vice President and Controller