Form 10-Q
period 2018-09-30
CIT GROUP INC
filed 2018-11-02
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934	| |	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

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

Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of ‘large accelerated filer,’ ‘accelerated filer’, ‘smaller reporting company’ and ‘emerging growth company’ in Rule 12b-2 of the Exchange Act. (Check One): Large accelerated filer   |X| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |_| Emerging growth company |_|

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes |_| No |_|

As of October 31, 2018, there were 105,592,774 shares of the registrant’s common stock outstanding.

Part One — Financial Information

Item 1. Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions — except share data)

	September 30,	December 31,
	2018	2017
Assets
Cash and due from banks, including restricted balances of $22.8 at September 30, 2018 and $42.9 at December 31, 2017(1) (see Note 6 for amounts pledged)	$167.6	$278.6
Interest bearing deposits, including restricted balances of $79.1 at September 30, 2018 and $81.8 at December 31, 2017(1) (see Note 6 for amounts pledged)	1,199.9	1,440.1
Securities purchased under agreement to resell	200.0	150.0
Investment securities, including securities carried at fair value with changes recorded in net income of $44.0 at September 30, 2018 and $0.4 at December 31, 2017 (see Note 6 for amounts pledged)	6,339.5	6,469.9
Assets held for sale(1)	1,380.5	2,263.1
Loans (see Note 6 for amounts pledged)	30,495.8	29,113.9
Allowance for loan losses	(477.4)	(431.1)
Total loans, net of allowance for loan losses(1)	30,018.4	28,682.8
Operating lease equipment, net (see Note 6 for amounts pledged)(1)	6,888.7	6,738.9
Bank-owned life insurance	808.2	788.6
Goodwill	369.9	369.9
Other assets, including $129.3 at September 30, 2018 and $68.7 at December 31, 2017, at fair value	1,562.0	1,595.5
Assets of discontinued operations(1)	327.7	501.3
Total Assets	$49,262.4	$49,278.7
Liabilities
Deposits	$30,825.0	$29,569.3
Credit balances of factoring clients	1,672.4	1,468.6
Other liabilities, including $195.5 at September 30, 2018 and $198.1 at December 31, 2017, at fair value	1,461.9	1,437.1
Borrowings, including $170.4 at September 30, 2018 and $1,626.3 at December 31, 2017 contractually due within twelve months	8,674.2	8,974.4
Liabilities of discontinued operations(1)	308.6	509.3
Total Liabilities	42,942.1	41,958.7
Stockholders’ Equity

Preferred Stock: $0.01 par value, 100,000,000 shares authorized, 325,000 shares issued and outstanding	325.0	325.0
Common Stock: $0.01 par value, 600,000,000 shares authorized
Issued: 209,039,304 at September 30, 2018 and 207,628,491 at December 31, 2017	2.1	2.1
Outstanding: 110,565,933 at September 30, 2018 and 131,352,924 at December 31, 2017
Paid-in capital	8,831.3	8,798.1
Retained earnings	2,182.3	1,906.5
Accumulated other comprehensive loss	(199.4)	(86.5)
Treasury stock: 98,473,371 shares at September 30, 2018 and 76,275,567 shares at December 31, 2017 at cost	(4,821.0)	(3,625.2)
Total Common Stockholders’ Equity	5,995.3	6,995.0
Total Equity	6,320.3	7,320.0
Total Liabilities and Equity	$49,262.4	$49,278.7
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

Assets
Cash and interest bearing deposits, restricted	$76.7	$80.4
Total loans, net of allowance for loan losses	3.0	119.1
Operating lease equipment, net	775.0	763.3
Total Assets	$854.7	$962.8
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$462.7	$566.6
Total Liabilities	$462.7	$566.6

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in millions — except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income
Interest and fees on loans	$417.4	$403.5	$1,233.8	$1,236.9
Other interest and dividends	56.2	50.5	164.6	151.0
Interest income	473.6	454.0	1,398.4	1,387.9
Interest expense
Interest on borrowings	90.8	84.1	268.8	267.8
Interest on deposits	123.1	92.6	330.8	281.2
Interest expense	213.9	176.7	599.6	549.0
Net interest revenue	259.7	277.3	798.8	838.9
Provision for credit losses	38.1	30.1	139.8	84.2
Net interest revenue, after credit provision	221.6	247.2	659.0	754.7
Non-interest income
Rental income on operating leases	264.3	252.3	779.2	754.8
Other non-interest income	86.2	63.3	326.3	227.0
Total non-interest income	350.5	315.6	1,105.5	981.8
Total revenue, net of interest expense and credit provision	572.1	562.8	1,764.5	1,736.5
Non-interest expenses
Depreciation on operating lease equipment	78.0	71.1	231.6	222.0
Maintenance and other operating lease expenses	56.6	57.9	177.5	165.0
Operating expenses	263.3	277.3	812.1	884.5
Loss on debt extinguishment and deposit redemption	3.5	53.5	22.9	218.3
Total non-interest expenses	401.4	459.8	1,244.1	1,489.8
Income from continuing operations before (benefit) provision for income taxes	170.7	103.0	520.4	246.7
Provision (benefit) for income taxes	41.3	(119.8)	140.0	(95.5)
Income from continuing operations	129.4	222.8	380.4	342.2
Discontinued Operations
Income (loss) from discontinued operations, net of taxes	2.1	(1.9)	(8.8)	95.4
Loss (gain) on sale of discontinued operations, net of taxes	—	(1.3)	(16.3)	118.6
Total income (loss) from discontinued operations, net of taxes	2.1	(3.2)	(25.1)	214.0
Net Income	$131.5	$219.6	$355.3	$556.2
Preferred dividends	—	—	9.4	—
Net income available to common shareholders	$131.5	$219.6	$345.9	$556.2
Income from continuing operations available to common shareholders	$129.4	$222.8	$371.0	$342.2
Basic income per common share
Income from continuing operations	$1.15	$1.66	$3.04	$1.98
Income (loss) from discontinued operations	0.02	(0.02)	(0.21)	1.24
Basic income per share	$1.17	$1.64	$2.83	$3.22
Diluted income per common share
Income from continuing operations	$1.13	$1.64	$3.01	$1.96
Income (loss) from discontinued operations	0.02	(0.03)	(0.21)	1.23
Diluted income per share	$1.15	$1.61	$2.80	$3.19
Average number of common shares (thousands)
Basic	112,842	133,916	122,185	172,682
Diluted	114,007	136,126	123,338	174,201
Dividends declared per common share	$0.25	$0.15	$0.57	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$131.5	$219.6	$355.3	$556.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7.3	11.1	0.7	54.6
Net unrealized gains (losses) on available for sale securities	(30.6)	3.9	(116.9)	10.6
Changes in benefit plans net gain (loss) and prior service (cost)/credit	—	0.1	3.8	1.6
Other comprehensive income (loss), net of tax	(23.3)	15.1	(112.4)	66.8
Comprehensive income	$108.2	$234.7	$242.9	$623.0

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2017	$325.0	$2.1	$8,798.1	$1,906.5	$(86.5)	$(3,625.2)	$—	$7,320.0
Adoption of Accounting Standard Updates 2016-01, 2016-16, and 2018-02	—	—	—	0.7	(0.5)	—	—	0.2
Net income	—	—	—	355.3	—	—	—	355.3
Other comprehensive loss, net of tax	—	—	—	—	(112.4)	—	—	(112.4)
Dividends paid	—	—	—	(80.2)	—	—	—	(80.2)
Share repurchases	—	—	—	—	—	(1,167.2)	—	(1,167.2)
Amortization of restricted stock, stock option and performance shares expenses	—	—	31.0	—	—	(28.6)	—	2.4
Employee stock purchase plan	—	—	2.2	—	—	—	—	2.2
September 30, 2018	$325.0	$2.1	$8,831.3	$2,182.3	$(199.4)	$(4,821.0)	$—	$6,320.3

December 31, 2016	$—	$2.1	$8,765.8	$1,553.0	$(140.1)	$(178.1)	$0.4	$10,003.1
Adoption of Accounting Standard Update 2016-09	—	—	1.0	(1.0)	—	—	—	—
Net income	—	—	—	556.2	—	—	—	556.2
Other comprehensive income, net of tax	—	—	—	—	66.8	—	—	66.8
Dividends paid	—	—	—	(82.4)	—	—	—	(82.4)
Issuance of preferred stock	325.0	—	(7.0)	—	—	—	—	318.0
Share repurchases	—	—	(9.6)	—	—	(3,416.5)	—	(3,426.1)
Amortization of restricted stock, stock option and performance shares expenses	—	—	34.8	—	—	(20.8)	—	14.0
Employee stock purchase plan	—	—	2.1	—	—	—	—	2.1
Other	—	—	—	—	—	—	(0.4)	(0.4)
September 30, 2017	$325.0	$2.1	$8,787.1	$2,025.8	$(73.3)	$(3,615.4)	$—	$7,451.3

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Nine Months Ended September 30,
	2018	2017
Cash Flows From Operations
Net income	$355.3	$556.2
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	139.8	84.2
Depreciation on operating lease equipment	231.6	222.0
Amortization of stock compensation expenses	31.0	34.8
Net gain on asset sales and impairments on assets held for sale	(73.7)	(278.6)
Loss on debt extinguishment and other deposit redemption	22.9	256.6
Provision for deferred income taxes	79.9	0.6
(Increase) decrease in finance receivables held for sale	(97.4)	43.4
(Increase) decrease in other assets	(92.0)	147.8
Decrease in other liabilities	(81.8)	(721.0)
Other operating activities	176.3	60.2
Net cash flows provided by operations	691.9	406.2
Cash Flows From Investing Activities
Changes in loans, net	(1,439.0)	602.3
Purchases of investment securities	(2,129.5)	(4,465.2)
Proceeds from sales and maturities of investment securities	2,087.3	3,189.8
Proceeds from asset and receivable sales	1,266.8	792.3
Proceeds from sale of commercial air	—	10,026.0
Purchases of assets to be leased and other equipment	(470.6)	(660.2)
Proceeds from sale of OREO, net of repurchases	52.9	82.7
Purchase of bank owned life insurance	—	(650.0)
Other investing activities	29.2	56.3
Net cash flows (used in) provided by investing activities	(602.9)	8,974.0
Cash Flows From Financing Activities
Proceeds from the issuance of term debt and FHLB advances	4,061.4	1,668.1
Repayments of term debt, FHLB advances, and net settlements	(4,424.2)	(9,231.3)
Net increase (decrease) in deposits	1,257.2	(2,707.3)
Repurchase of common stock	(1,167.2)	(3,425.5)
Net proceeds from issuance of preferred stock	—	318.0
Dividends paid	(80.2)	(82.4)
Other financing activities	(86.3)	(11.6)
Net cash flows used in financing activities	(439.3)	(13,472.0)
Effect of exchange rate changes on cash and cash equivalents	(8.6)	15.2
Decrease in cash, cash equivalents and restricted cash	(358.9)	(4,076.6)
Cash, cash equivalents, and restricted cash beginning of period	1,726.4	7,195.4
Cash, cash equivalents, and restricted cash end of period	$1,367.5	$3,118.8
Supplementary Cash Flow Disclosures
Interest paid	$(626.4)	$(776.1)
Federal, foreign, state and local income taxes (paid) refunded, net	$(20.8)	$(38.0)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$280.0	$2,074.6
Transfer of assets from held for sale to held for investment	$50.1	$122.6
Deposits on flight equipment purchases applied to acquisition of flight equipment purchases, and origination of finance leases, capitalized interest, and buyer furnished equipment	$—	$91.2
Transfers of assets to OREO	$30.8	$85.3
Capital lease unexercised bargain purchase options	$—	$17.5
Commitments extended during the period on affordable housing investment credits	$64.1	$60.1

The following tables shows a reconciliation of cash, cash equivalents and restricted cash on the Balance Sheet to that presented in the above Statements of Cash Flow.

	As of September 30,
	2018	2017
Cash and due from banks, including restricted balances of $22.8 and $60.8 at September 30, 2018 and September 30, 2017, respectively	$167.6	$453.4
Interest bearing deposits, including restricted balances of $79.1 and $90.1 at September 30, 2018 and September 30, 2017, respectively	1,199.9	2,658.9
Cash included in assets of discontinued operations	—	6.5
Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$1,367.5	$3,118.8

The accompanying notes are an integral part of these consolidated financial statements.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc., together with its subsidiaries (collectively "we", "our", "CIT" or the "Company"), is a bank holding company ("BHC") and a financial holding company ("FHC"). CIT was formed in 1908 and provides financing, leasing and advisory services principally to middle-market companies in a wide variety of industries, primarily in North America. CIT also provides banking and related services to commercial and individual customers through its banking subsidiary, CIT Bank, N.A. ("CIT Bank" or the "Bank"), which includes 69 branches located in Southern California and its online bank, bankoncit.com.

CIT is regulated by the Board of Governors of the Federal Reserve System ("FRB") and the Federal Reserve Bank of New York ("FRBNY") under the U.S. Bank Holding Company Act of 1956, as amended. CIT Bank is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury ("OCC").

BASIS OF PRESENTATION

Basis of Financial Information

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial information and accordingly do not include all information and note disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The financial statements in this Form 10-Q, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of CIT’s financial position, results of operations and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2017 ("2017 Form 10-K").

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

Principles of Consolidation

The accompanying consolidated financial statements include financial information related to CIT and its majority-owned subsidiaries and those VIEs where the Company is the primary beneficiary.

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

Discontinued Operations

Discontinued Operations as of September 30, 2018 and December 31, 2017 included assets and liabilities of (i) the Business Air business and (ii) the Financial Freedom business. Income from discontinued operations reflects the activities of the Business Air and Financial Freedom businesses for the quarter and nine months ended September 30, 2018 and 2017, and Commercial Air (a component of Aerospace) for the nine months ended September 30, 2017. We completed the sale of our Commercial Air business on April 4, 2017.

The Financial Freedom business, a former division of CIT Bank that serviced reverse mortgage loans, was acquired in conjunction with the OneWest Transaction in 2015 and was sold on May 31, 2018. The sale included all the operations, mortgage servicing rights and related servicing assets and liabilities, although certain assets and liabilities of the Financial Freedom business were still held by CIT Bank at September 30, 2018 and will continue to be held until the required investor consent is received to qualify for sale treatment. See further discussion in Note 2 — Discontinued Operations. In conjunction with the sale of the Financial Freedom business, the Company also sold its reverse mortgage portfolio, comprised of loans and related other real estate owned (“OREO”) assets previously reported in continuing operations, and which was serviced by the Financial Freedom business. (Collectively, the sale of the Financial Freedom business and the reverse mortgage portfolio is referred to as the “Financial Freedom Transaction”). See further discussion in Note 3 — Loans.

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are included in the Company's 2017 Form 10-K. Effective January 1, 2018, CIT changed its accounting policy for revenue recognition resulting from the adoption of Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers and subsequent related Accounting Standards Updates ("ASUs"). There were no other material changes to policies during the nine months ended September 30, 2018. Refer to Other Newly Adopted Accounting Standards for other ASUs adopted in 2018.

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

Rental revenue on operating leases is recognized on a straight line basis over the lease term and is included in Non-interest Income. Intangible assets related to acquisitions completed by the Company and Fresh Start Accounting (“FSA”) adjustments that were applied as of December 31, 2009 (the Convenience Date), were recorded to adjust the carrying value of above or below market operating lease contracts to their fair value. The FSA adjustments (net) are amortized into rental income on a straight line basis over the remaining term of the respective lease.

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

The following pronouncements were issued by FASB and adopted by CIT as of July 1, 2018.

Intangibles – Goodwill and Other – Internal-Use Software

ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The new guidance provides that costs incurred during the application development stage of implementation would generally be capitalized, whereas costs incurred during the preliminary project and post implementation stages would generally be expensed as incurred.

CIT early adopted ASU 2018-15 as of July 1, 2018 by applying the guidance prospectively to all implementation costs incurred after the date of adoption. Capitalized implementation costs and amortization expense related to the development of internal financial planning and workflow tools are reflected in “Other assets” and “Operating expenses” within the Company’s Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income, respectively. The adoption did not have a material impact on CIT’s consolidated financial statements and disclosures.

Fair Value Measurement

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, amends ASC 820 to add, remove, and modify fair value measurement disclosure requirements. Entities are permitted to early adopt any removed or modified disclosure requirements and delay adoption of the added disclosure requirements until the standard effective date of January 1, 2020.

CIT early adopted the removed and modified disclosure requirements in ASU 2018-13 as of July 1, 2018. The amendment on changes to the narrative description of measurement uncertainty was applied prospectively for the most recent period presented. All other amendments were applied retrospectively to all periods presented. The adoption of this standard did not have a material impact on CIT’s disclosures as disclosure enhancements are more qualitative in nature.

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

•Effective for CIT as of January 1, 2019.

•Based on CIT’s evaluation, the adoption of this standard is not expected to have a material impact on CIT’s consolidated financial statements as unamortized premiums on debt securities are immaterial. However, CIT will continue to assess new securities purchased in 2018.

•CIT does not intend to early adopt this standard.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting Issued June 2018

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

•Effective for CIT as of January 1, 2019.

•CIT is currently evaluating the impact of this ASU; however, CIT does not expect this standard to have a material impact on its consolidated financial statements and disclosures as current accounting for nonemployee share-based payment is consistent with the requirements for employee share-based awards.

•CIT does not intend to early adopt this standard.

ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans- General (Subtopic 715-20: Disclosure Framework -Changes to the Disclosure Requirements for Defined Benefit Plans

Issued August 2018

•ASU 2018-14 adds, removes, and clarifies disclosure requirements related to defined benefit pension and postretirement plans.

•ASU 2018-14 should be applied on a retrospective basis to all periods presented.

•Effective for CIT as of January 1, 2021. However, early adoption is permitted.

•The adoption of this standard is not expected to have a material impact on CIT’s disclosures as disclosure enhancements are more qualitative in nature.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU 2016-02, Leases (Topic 842), and subsequent related ASUs Issued February 2016

•The new leasing standard modifies the accounting, presentation, and disclosures for both lessors and lessees.

•Lessees will need to recognize all leases longer than twelve months on the consolidated balance sheets as lease liabilities with corresponding right-of-use (“ROU”) assets. The FASB retained a dual model, requiring leases to be classified as either operating or finance leases. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit thresholds.

•Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard. The lessor model retains the approach for operating and capital/finance leases.

•The new standard requires lessors to separate lease components from non-lease components that transfer a good or service to the customer. The lease component will be accounted for using an approach that is substantially equivalent to existing guidance. The non-lease component will be accounted for by lessors in accordance with the revenue recognition guidance or other applicable accounting guidance.

•The new standard also provides lessors with an operating lease practical expedient, by class of underlying asset, not to separate non-lease components from the associated lease component if both of the following are met: (i) the timing and pattern of transfer of the nonlease components and associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease.

•The new standard has a narrower definition of initial direct costs, and certain incremental costs previously eligible for capitalization will be expensed as incurred.

•A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application. An entity may choose its date of initial application as either: (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted.

•Effective for CIT as of January 1, 2019. CIT expects to use the effective date of January 1, 2019 as the date of initial application. Consequently, disclosures required under the new standard will commence as of January 1, 2019. CIT does not anticipate any significant cumulative-effect adjustment to retained earnings as of January 1, 2019 as a result of adopting the new standard.

•CIT is continuing to evaluate the impact where it is both a lessee and a lessor:

oLessee Accounting: CIT expects to recognize a lease liability, with a corresponding ROU asset, based on the present value of unpaid lease payments for existing operating leases longer than twelve months as of the date of adoption. The ROU asset will be adjusted per Topic 842 transition guidance for existing balances of accrued and prepaid rent, unamortized lease incentives provided by lessors, and restructuring reserve. As a result, upon adoption CIT expects to recognize a ROU asset and a corresponding lease liability in the approximate range of $220 million to $275 million in its consolidated balance sheets.

oLessor accounting: CIT expects to elect the “package of practical expedients”, which permits the Company not to reassess its prior conclusions regarding lease identification, lease classification and initial direct costs. CIT does not expect the new rules to have a significant impact on classification of leases as finance or operating. Most of CIT’s finance leases will be classified as sales-type leases under ASC 842. No gain or loss would typically be recognized at lease commencement for new equipment as there will be no difference between equipment fair value and carrying amount. CIT expects to apply the operating lease practical expedient to its Rail portfolio leases and not separate non-lease components of railcar maintenance services from lease components. CIT is analyzing the impact of changes to the definition of ‘initial direct costs’ under the new guidance. Due to the narrower definition of initial direct costs, CIT expects to recognize increased upfront expenses partially offset over time by higher yield over the lease term.

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

•It eliminates existing guidance for PCI loans, and requires recognition of an allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination (PCD loans).

•Loans previously classified as PCI will be considered PCD at adoption, with credit related discount reflected in ALLL and loan balance.

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

•Effective for CIT as of January 1, 2020. Early adoption is permitted; however, CIT does not intend to early adopt the guidance.

•CIT management has established a project team and an oversight committee to assess the impact of this guidance and implement this standard. The Company has completed the vendor selection process to provide the platform for CECL aggregation, analytics, and reporting.

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

NOTE 2 — DISCONTINUED OPERATIONS

Aerospace

As discussed in Note 2 — Discontinued Operations in our Annual Report on Form 10-K for the year ended December 31, 2017, the activity for 2017 in the following tables included Commercial Air, which was sold on April 4, 2017. The following condensed financial information also reflects the Business Air business for the quarter and nine months ended September 30, 2018 and as of September 30, 2018 and December 31, 2017.The balances for the nine months ended September 30, 2017 included both Business Air and Commercial Air.

Condensed Balance Sheet — Aerospace (dollars in millions)

	September 30, 2018	December 31, 2017
Net Loans	$110.6	$165.8
Operating lease equipment, net	-	18.4
Other assets	0.9	-
Assets of discontinued operation	$111.5	$184.2
Other liabilities	$1.4	$8.8
Liabilities of discontinued operation	$1.4	$8.8

Condensed Statement of Income — Aerospace (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income	$1.9	$3.0	$6.1	$26.8
Interest expense	0.7	1.2	2.6	98.5
Rental income on operating leases	—	2.0	0.5	310.7
Other income	1.7	—	0.9	13.4
Maintenance and other operating lease expenses	—	—	—	4.2
Operating expenses	0.5	1.0	1.3	39.6
Loss on debt extinguishment(1)	—	—	—	39.0
Income from discontinued operation before provision for income taxes	2.4	2.8	3.6	169.6
Provision for income taxes	0.7	0.3	1.0	71.0
(Loss) gain on sale of discontinued operation, net of taxes	—	(1.3)	—	118.6
Income from discontinued operation, net of taxes	$1.7	$1.2	$2.6	$217.2
(1)

The Company repaid approximately $1 billion of secured borrowings in the first quarter of 2017 within discontinued operations and recorded a loss of $39 million in relation to the extinguishment of those borrowings.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Condensed Statement of Cash Flows — Aerospace (dollars in millions)

	Nine Months Ended September 30,
	2018	2017
Net cash flows (used in) provided by operations	$(4.2)	$32.7
Net cash flows provided by investing activities	75.7	10,247.7

Reverse Mortgage Servicing

The Financial Freedom business, a former division of CIT Bank that serviced reverse mortgage loans, was acquired in conjunction with the OneWest Transaction in 2015 and was sold on May 31, 2018. As part of the Financial Freedom Transaction, the sale of the Financial Freedom business included all the operations, mortgage servicing rights and related servicing assets and liabilities. During the second quarter of 2018, CIT recognized a net pre-tax loss on disposal of the Financial Freedom business of $22 million in discontinued operations primarily related to reserves and transaction costs. CIT has agreed to indemnify the purchaser for potential loan defects and servicing deficiencies related to the transferred servicing rights, both of which are capped and subject to time limitations. See Note 1 – Business and Summary of Significant Accounting Policies for a description of the Financial Freedom Transaction.

At September 30, 2018, certain assets and liabilities of the Financial Freedom business were still held by CIT Bank after the sale, and will continue to be held until the required investor consent is received to qualify for sale treatment, although the economic benefit and risk of the business has been transferred to the buyer. At September 30, 2018, assets of discontinued operations primarily included Home Equity Conversion Mortgage ("HECM") loans. Liabilities included reverse mortgage servicing liabilities, secured borrowings and contingent liabilities.

As a mortgage servicer of residential reverse mortgage loans prior to the sale of Financial Freedom, the Company was exposed to contingent liabilities for breaches of servicer obligations as set forth in industry regulations established by the Department of Housing and Urban Development (“HUD”) and the Federal Housing Administration (“FHA”) and in servicing agreements with the applicable counterparties, such as third party investors. Under these agreements, the servicer may be liable for failure to perform its servicing obligations, which could include fees imposed for failure to comply with foreclosure timeframe requirements established by servicing guides and agreements to which CIT was a party as the servicer of the loans. The Company had established reserves for contingent servicing-related liabilities for CIT’s servicer obligation that shall remain in discontinued operations until the contingency is resolved.  Separately, the Company had recognized an indemnification receivable from the FDIC of $29 million as of December 31, 2017 for covered servicing-related obligations related to reverse mortgage loans pursuant to the loss share agreement between CIT Bank and the FDIC related to the acquisition by OneWest Bank from the FDIC of certain assets of IndyMac Federal Bank FSB (“IndyMac”) (the “IndyMac Transaction”). During 2018, the indemnification receivable was reduced to zero as the contingent obligation for FDIC covered loans was no longer deemed probable pursuant to ASC 450 and related ASC 805. See the Company's Report on Form 10-K for the year ended December 31, 2017, Note 5 - Indemnification Assets, for further information.

Condensed Balance Sheet — Financial Freedom (dollars in millions)

	September 30, 2018	December 31, 2017
Cash and interest bearing deposits, restricted	$-	$7.7
Net loans(1)	212.1	272.8
Other assets	4.1	36.6
Assets of discontinued operation	$216.2	$317.1
Secured borrowings(1)	$213.2	$268.2
Other liabilities(2)	94.0	232.3
Liabilities of discontinued operation	$307.2	$500.5
(1)

Net loans primarily include $198.7 million and $267.2 million of securitized balances at September 30, 2018 and December 31, 2017, respectively. Secured borrowings primarily relate to those receivables.

(2)	Other liabilities primarily include contingent liabilities and reverse mortgage servicing liabilities.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Condensed Statement of Income — Financial Freedom (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income(1)	$1.7	$2.5	$5.8	$8.0
Interest expense(1)	1.7	2.3	5.8	7.2
Other income (loss)(2)	2.8	5.7	13.8	(29.8)
Operating expenses (benefits)(3)	2.4	13.1	29.4	(23.8)
Income (loss) from discontinued operation before benefit for income taxes	0.4	(7.2)	(15.6)	(5.2)
Benefit for income taxes(4)	—	(2.8)	(4.2)	(2.0)
Loss on sale of discontinued operation, net of taxes	—	—	(16.3)	—
Income (loss) from discontinued operation, net of taxes	$0.4	$(4.4)	$(27.7)	$(3.2)
(1)	Includes amortization for the premium associated with the HECM loans and related secured borrowings.
(2)	For the nine months ended September 30, 2017, other income included an impairment charge of approximately $50 million on the mortgage servicing liability.
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

(4)

For the quarters ended September 30, 2018 and 2017, the Company's tax rate for discontinued operation was insignificant due to the limited activity post-sale and 39%, respectively. For the nine months ended September 30, 2018 and 2017, the Company's tax rate for discontinued operation was 27% and 38%, respectively.

Condensed Statement of Cash Flows — Financial Freedom (dollars in millions)

	Nine Months Ended September 30,
	2018	2017
Net cash flows provided by (used in) operation	$15.2	$(26.5)
Net cash flows provided by investing activities	9.1	84.9

Combined Results for Discontinued Operations

The following tables reflect the combined results of the discontinued operations. Details of the balances are discussed in prior tables.

Condensed Combined Balance Sheet (dollars in millions)

	September 30, 2018	December 31, 2017
Total cash and deposits	$—	$7.7
Net Loans	322.7	438.6
Operating lease equipment, net	—	18.4
Other assets	5.0	36.6
Assets of discontinued operations	$327.7	$501.3
Secured borrowings	$213.2	$268.2
Other liabilities	95.4	241.1
Liabilities of discontinued operations	$308.6	$509.3

Condensed Combined Statement of Income (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income	$3.6	$5.5	$11.9	$34.8
Interest expense	2.4	3.5	8.4	105.7
Rental income on operating leases	—	2.0	0.5	310.7
Other income (losses)	4.5	5.7	14.7	(16.4)
Maintenance and other operating lease expenses	—	—	—	4.2
Operating expenses	2.9	14.1	30.7	15.8
Loss on debt extinguishment	—	—	—	39.0
Income (loss) from discontinued operations before benefit (provision) for income taxes	2.8	(4.4)	(12.0)	164.4
(Benefit) provision for income taxes	0.7	(2.5)	(3.2)	69.0
(Loss) gain on sale of discontinued operations, net of taxes	—	(1.3)	(16.3)	118.6
Income (loss) from discontinued operations, net of taxes	$2.1	$(3.2)	$(25.1)	$214.0

Condensed Combined Statement of Cash Flows (dollars in millions)

	Nine Months Ended September 30,
	2018	2017
Net cash flows provided by operations	$11.0	$6.2
Net cash flows provided by investing activities	84.8	10,332.6

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 — LOANS

Loans, excluding those reflected as discontinued operations, consist of the following:

Loans by Product (dollars in millions)

	September 30, 2018	December 31, 2017
Commercial loans	$22,082.7	$20,892.1
Direct financing leases and leveraged leases	2,496.8	2,685.8
Total commercial	24,579.5	23,577.9
Consumer loans	5,916.3	5,536.0
Total loans	30,495.8	29,113.9
Loans held for sale(1)	204.1	1,095.7
Loans and held for sale loans(1)	$30,699.9	$30,209.6

(1)	Since the Company manages the credit risk and collections of loans held for sale consistently with its loans held for investment, the aggregate amount is presented in this table.

As part of the Financial Freedom Transaction, on May 31, 2018, CIT sold its reverse mortgage portfolio comprised of loans and related OREO assets of $884 million and recognized a net pre-tax gain on the sale of $27 million in other non-interest income. The loans were included in loans held for sale in the above table at December 31, 2017. See Note 1 – Business and Summary of Significant Accounting Policies for a description of the Financial Freedom Transaction.

The following table presents loans, excluding loans held for sale, by segment, based on obligor location:

Loans (dollars in millions)

	September 30, 2018			December 31, 2017
	Domestic	Foreign	Total	Domestic	Foreign	Total
Commercial Banking	$22,518.2	$1,577.5	$24,095.7	$21,368.7	$1,790.6	$23,159.3
Consumer Banking(1)	6,400.1	—	6,400.1	5,954.6	—	5,954.6
Total	$28,918.3	$1,577.5	$30,495.8	$27,323.3	$1,790.6	$29,113.9

(1)

The Consumer Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration ("SBA") loans. These loans are excluded from the Consumer loan balances and included in the Commercial loan balances in the tables throughout this note.

The following table presents selected components of the net investment in loans:

Components of Net Investment in Loans (dollars in millions)

	September 30, 2018	December 31, 2017
Unearned income	$(749.3)	$(727.8)
Unamortized premiums	18.3	3.7
Accretable yield on PCI loans	(944.9)	(1,063.7)
Net unamortized deferred costs(1)	79.8	68.7

(1)	Balance relates to the Commercial Banking segment.

Certain of the following tables present credit-related information at the “class” level.  A class is generally a disaggregation of a portfolio segment. In determining the classes, CIT considered the loan characteristics and methods it applies in monitoring and assessing credit risk and performance.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Commercial Loans Including Held for Sale Loans — Risk Rating by Class / Segment (dollars in millions)

Grade:	Pass	Special Mention	Classified- accruing	Classified- non-accrual	PCI Loans	Total
September 30, 2018
Commercial Banking
Commercial Finance	$8,299.0	$653.5	$1,054.4	$229.3	$5.9	$10,242.1
Real Estate Finance	4,994.4	247.5	267.2	2.3	36.2	5,547.6
Business Capital	7,529.1	456.1	310.3	43.1	—	8,338.6
Rail	125.5	0.8	1.2	—	—	127.5
Total Commercial Banking	20,948.0	1,357.9	1,633.1	274.7	42.1	24,255.8
Consumer Banking
Other Consumer Banking(1)	419.8	15.7	45.2	1.0	2.1	483.8
Total Consumer Banking	419.8	15.7	45.2	1.0	2.1	483.8
Non- Strategic Portfolios	17.5	3.1	3.2	8.3	—	32.1
Total	$21,385.3	$1,376.7	$1,681.5	$284.0	$44.2	$24,771.7
December 31, 2017
Commercial Banking
Commercial Finance	$8,284.1	$640.9	$981.9	$134.8	$10.6	$10,052.3
Real Estate Finance	5,228.1	139.9	174.3	2.8	45.1	5,590.2
Business Capital	7,028.6	269.2	228.8	53.2	—	7,579.8
Rail	100.6	2.0	1.2	—	—	103.8
Total Commercial Banking	20,641.4	1,052.0	1,386.2	190.8	55.7	23,326.1
Consumer Banking
Other Consumer Banking(1)	378.5	5.9	31.9	—	2.2	418.5
Total Consumer Banking	378.5	5.9	31.9	—	2.2	418.5
Non- Strategic Portfolios	35.7	7.6	10.2	9.8	—	63.3
Total	$21,055.6	$1,065.5	$1,428.3	$200.6	$57.9	$23,807.9

(1)	Other Consumer Banking loans primarily consisted of SBA loans.

The following table provides a summary of the consumer portfolio credit quality. The amounts represent the carrying value, which differ from unpaid principal balances, and include the premiums or discounts and the accretable yield and non-accretable difference for PCI loans recorded in purchase accounting. Included in the consumer single-family residential (“SFR”) loans are “covered loans” for which the Company can be reimbursed for a substantial portion of future losses under the terms of the loss sharing agreement with the FDIC related to IndyMac, which expires in March 2019.  Covered loans are limited to the Legacy Consumer Mortgage ("LCM") division.  Due to continued improvement of the covered loan performance, significantly shorter remaining life of the indemnification asset in comparison to the weighted average life of the related covered loans, and significant decline in loss share claims filed with the FDIC in the last six months, CIT performed a collectability assessment of the probable losses to be reimbursed by the FDIC for the remaining indemnification period.  Separate from the higher negative yield to amortize the reductions in expected indemnification asset cash flows due to an increase in expected cash flows on the covered loans from improved credit performance, CIT recorded an impairment of $21.2 million, in other non-interest income, to reduce the carrying value of the indemnification asset (included in other assets) to $27.2 million in the quarter ended September 30, 2018, for the amounts deemed uncollectable within the remaining indemnification period based on CIT’s loan level review of the covered loans.  Indemnification assets are discussed further in our 2017 Form 10-K, Note 5 — Indemnification Assets.

Included in the consumer loan balances as of September 30, 2018 and December 31, 2017, were loans with terms that permitted negative amortization with an unpaid principal balance of $413 million and $484 million, respectively.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below summarizes the consumer loan LTV distribution and the covered loan held for investment balances as of September 30, 2018 and December 31, 2017 for SFR mortgage loans.

Consumer Loan LTV Distribution (dollars in millions)

	Single Family Residential
					Total
	Covered Loans		Non-covered Loans		Consumer
LTV Range	Non-PCI	PCI	Non-PCI	PCI	Loans
September 30, 2018
Greater than 125%	$1.4	$113.8	$4.9	$-	$120.1
101% – 125%	4.8	194.8	4.7	—	204.3
80% – 100%	33.9	470.0	181.9	—	685.8
Less than 80%	1,128.1	936.1	2,841.3	—	4,905.5
Not Applicable(1)	—	—	0.6	—	0.6
Total	$1,168.2	$1,714.7	$3,033.4	$—	$5,916.3

December 31, 2017
Greater than 125%	$2.7	$160.0	$7.7	$—	$170.4
101% – 125%	6.4	291.5	4.4	—	302.3
80% – 100%	77.4	566.2	137.3	—	780.9
Less than 80%	1,306.1	878.1	2,089.7	7.7	4,281.6
Not Applicable(1)	—	—	0.8	—	0.8
Total	$1,392.6	$1,895.8	$2,239.9	$7.7	$5,536.0

(1)	Certain Consumer Loans do not have LTV's.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Loans Including Held for Sale Loans - Delinquency Status (dollars in millions)

	Past Due
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due	Current(1)	PCI Loans(2)	Total
September 30, 2018
Commercial Banking
Commercial Finance	$12.4	$8.5	$98.0	$118.9	$10,117.3	$5.9	$10,242.1
Real Estate Finance	30.1	—	7.9	38.0	5,473.4	36.2	5,547.6
Business Capital	105.0	25.1	15.7	145.8	8,192.8	—	8,338.6
Rail	2.4	1.0	0.3	3.7	123.8	—	127.5
Total Commercial Banking	149.9	34.6	121.9	306.4	23,907.3	42.1	24,255.8
Consumer Banking
Legacy Consumer Mortgages	33.2	6.1	41.9	81.2	1,118.4	1,714.7	2,914.3
Other Consumer Banking	27.9	2.1	5.4	35.4	3,460.2	2.1	3,497.7
Total Consumer Banking	61.1	8.2	47.3	116.6	4,578.6	1,716.8	6,412.0
Non-Strategic Portfolios	1.4	—	7.0	8.4	23.7	—	32.1
Total	$212.4	$42.8	$176.2	$431.4	$28,509.6	$1,758.9	$30,699.9
December 31, 2017
Commercial Banking
Commercial Finance	$4.5	$—	$49.3	$53.8	$9,987.9	$10.6	$10,052.3
Real Estate Finance	8.7	—	4.1	12.8	5,532.3	45.1	5,590.2
Business Capital	172.2	33.4	19.1	224.7	7,355.1	—	7,579.8
Rail	3.9	1.4	0.8	6.1	97.7	—	103.8
Total Commercial Banking	189.3	34.8	73.3	297.4	22,973.0	55.7	23,326.1
Consumer Banking
Legacy Consumer Mortgages	26.7	7.6	34.8	69.1	2,219.5	1,903.5	4,192.1
Other Consumer Banking	9.6	0.5	0.4	10.5	2,615.4	2.2	2,628.1
Total Consumer Banking	36.3	8.1	35.2	79.6	4,834.9	1,905.7	6,820.2
Non-Strategic Portfolios	1.8	7.7	9.4	18.9	44.4	—	63.3
Total	$227.4	$50.6	$117.9	$395.9	$27,852.3	$1,961.4	$30,209.6

(1)

As of September 30, 2018, the reverse mortgage loans were sold.  As of December 31, 2017, due to their nature, reverse mortgage loans are included in Current, as they do not have contractual payments due at a specified time.  During the first quarter of 2018, an immaterial error was discovered and corrected relating to the December 31, 2017 Current balance for LCM, which was understated by $861 million, and the Current balance for Other Consumer Banking, which was overstated by $861 million.  The current presentation reflects the revised Current balances at December 31, 2017.

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

Loans on Non-Accrual Status (dollars in millions)(1)

	September 30, 2018			December 31, 2017
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial Banking
Commercial Finance	$222.6	$6.7	$229.3	$134.8	$—	$134.8
Real Estate Finance	2.3	—	2.3	2.8	—	2.8
Business Capital	43.1	—	43.1	53.2	—	53.2
Total Commercial Banking	268.0	6.7	274.7	190.8	—	190.8
Consumer Banking
Legacy Consumer Mortgages	29.4	—	29.4	19.9	—	19.9
Other Consumer Banking	5.7	—	5.7	0.4	—	0.4
Total Consumer Banking	35.1	—	35.1	20.3	—	20.3
Non-Strategic Portfolios	—	8.3	8.3	—	9.8	9.8
Total	$303.1	$15.0	$318.1	$211.1	$9.8	$220.9
Repossessed assets and OREO			35.8			54.6
Total non-performing assets			$353.9			$275.5
Commercial loans past due 90 days or more accruing			$53.6			$11.7
Consumer loans past due 90 days or more accruing			17.8			20.2
Total Accruing loans past due 90 days or more			$71.4			$31.9

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

The table below summarizes the residential mortgage loans in the process of foreclosure and OREO:

Loans in Process of Foreclosure and OREO (dollars in millions)(1)

	September 30, 2018	December 31, 2017
PCI	$133.4	$133.7
Non-PCI	21.1	140.9
Loans in process of foreclosure	$154.5	$274.6
OREO	$32.3	$52.1

(1)

As of September 30, 2018 the decrease in Non-PCI and OREO balances reflects the sale of the reverse mortgage portfolio in May 2018.   As of December 31, 2017, the table included $122.5 million of reverse mortgage loans in the process of foreclosure and $21.0 million of reverse mortgage OREO.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Impaired Loans (dollars in millions)

				Average Recorded Investment(3)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Quarter Ended September 30, 2018	Quarter Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
September 30, 2018
With no related allowance recorded:
Commercial Banking
Commercial Finance	$127.0	$153.2	$—	$93.2	$64.5	$82.3	$61.9
Business Capital	17.1	18.1	—	12.6	3.4	11.9	4.2
Real Estate Finance	2.3	2.4	—	2.4	0.3	1.2	0.5
With an allowance recorded:
Commercial Banking
Commercial Finance	95.9	103.9	40.0	120.2	154.8	102.8	146.8
Business Capital	7.7	7.7	3.3	9.1	13.1	9.2	15.1
Real Estate Finance	—	—	—	—	2.8	0.7	6.3
Consumer Banking
Other Consumer Banking	0.5	0.5	0.4	0.3	—	0.1	—
Total Impaired Loans(1)	250.5	285.8	43.7	237.8	238.9	208.2	234.8
Total Loans Impaired at Acquisition Date(2)	1,758.9	2,583.4	17.4	1,796.2	2,125.5	1,863.2	2,220.7
Total	$2,009.4	$2,869.2	$61.1	$2,034.0	$2,364.4	$2,071.4	$2,455.5
December 31, 2017
With no related allowance recorded:
Commercial Banking
Commercial Finance	$51.9	$72.7	$—	$59.9
Business Capital	11.7	13.4	—	5.7
Real Estate Finance	—	—	—	0.4
With an allowance recorded:
Commercial Banking
Commercial Finance	95.9	96.1	21.3	136.6
Business Capital	10.5	10.5	4.3	14.2
Real Estate Finance	2.7	2.8	0.4	5.6
Total Impaired Loans(1)	172.7	195.5	26.0	222.4
Total Loans Impaired at Acquisition Date(2)	1,961.4	2,870.2	19.1	2,168.8
Total	$2,134.1	$3,065.7	$45.1	$2,391.2

(1)

Interest income recorded for the quarter and nine months ended September 30, 2018 while the loans were impaired was approximately $0.1 million and $0.7 million, respectively, of which none was recognized using the cash-basis method of accounting. Interest income recorded for the year ended December 31, 2017 while the loans were impaired was $2.4 million, of which none was recognized using the cash-basis method of accounting.

(2)	Details of finance loans that were identified as impaired at the Acquisition Date are presented under Loans Acquired with Deteriorated Credit Quality.
(3)	Average recorded investment for the quarters and nine months ended September 30, 2018, and September 30, 2017 and year ended December 31, 2017.

Loans Acquired with Deteriorated Credit Quality

The Company applied the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) to loans that were identified as PCI as of the Acquisition Date. PCI loans were initially recorded at estimated fair value with no allowance for loan losses carried over, since the initial fair values reflected credit losses expected to be incurred over the remaining lives of the loans. The acquired loans are subject to the Company’s internal credit review. See Note 4 — Allowance for Loan Losses.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Purchased Credit Impaired Loans (dollars in millions)

September 30, 2018	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses
Commercial Banking
Commercial Finance	$10.2	$5.9	$0.5
Real Estate Finance	43.2	36.2	9.1
Consumer Banking
Other Consumer Banking	2.6	2.1	—
Legacy Consumer Mortgages	2,527.4	1,714.7	7.8
	$2,583.4	$1,758.9	$17.4
December 31, 2017
Commercial Banking
Commercial Finance	$16.4	$10.6	$0.7
Real Estate Finance	60.1	45.1	7.0
Consumer Banking
Other Consumer Banking	3.0	2.2	—
Legacy Consumer Mortgages	2,790.7	1,903.5	11.4
	$2,870.2	$1,961.4	$19.1

The following table summarizes the carrying value of commercial PCI loans, which are monitored for credit quality based on internal risk classifications. See previous table Consumer Loan LTV Distribution for credit quality metrics on consumer PCI loans.

	September 30, 2018			December 31, 2017
(dollars in millions)	Non- criticized	Criticized	Total	Non- criticized	Criticized	Total
Commercial Finance	$—	$5.9	$5.9	$—	$10.6	$10.6
Real Estate Finance	14.4	21.8	36.2	21.8	23.3	45.1
Total	$14.4	$27.7	$42.1	$21.8	$33.9	$55.7

Non-criticized loans generally include loans that are expected to be repaid in accordance with contractual loan terms. Criticized loans are risk rated as special mention or classified.

Accretable Yield

See the Company’s 2017 Form 10-K, Note 1 — Business and Summary of Significant Accounting Policies for further details.

Changes in the accretable yield for PCI loans are summarized below.

Change in Accretable Yield (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance, beginning of period	$972.8	$1,176.0	$1,063.7	$1,261.4
Accretion into interest income	(40.4)	(50.5)	(126.0)	(156.8)
Reclassification from non-accretable difference	13.9	3.6	14.7	37.3
Disposals and Other	(1.4)	(12.2)	(7.5)	(25.0)
Balance, end of period	$944.9	$1,116.9	$944.9	$1,116.9

Troubled Debt Restructuring

The Company periodically modifies the terms of loans in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower are accounted for as TDRs. See the Company's 2017 Form 10-K for discussion of policies on TDRs.

At September 30, 2018, the loans in trial modification period were insignificant under proprietary programs.  At December 31, 2017, the loans in trial modification period were $0.3 million under HAMP and $12.2 million under proprietary programs. Trial modifications with a recorded investment of $12.3 million at December 31, 2017, were accruing loans and $0.2 million were non-accruing loans. Our experience is that substantially all of the mortgages that enter a trial payment period program are successful in completing the program requirements and are then permanently modified at the end of the trial period. Our allowance process considers the impact of those modifications that are probable to occur.

The recorded investment of TDRs, excluding those classified as PCI and those within a trial modification period discussed in the preceding paragraph, at September 30, 2018 and December 31, 2017 was $84.6 million and $103.5 million, of which 62% and 63%, respectively, were on non-accrual. Commercial Banking and Consumer Banking receivables accounted for 80% and 20% of the total TDRs, respectively, at September 30, 2018. Commercial Banking and Consumer Banking receivables accounted for 83% and 17% of the total TDRs, respectively at December 31, 2017. There were $14.8 million and $13.4 million as of September 30, 2018 and December 31, 2017, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The recorded investment related to modifications qualifying as TDRs that occurred during the quarters ended September 30, 2018 and 2017 were $13.1 million and $39.0 million and $60.9 million and $129.7 million for the nine months ended September 30, 2018 and 2017, respectively. The recorded investment as of September 30, 2018 and 2017 of TDRs that experienced a payment default (payment default is one missed payment), during the quarters ended September 30, 2018 and 2017, and for which the payment default occurred within one year of the modification totaled $0.4 million and $7.5 million, respectively, and $2.4 million and $72.0 million for the nine months ended September 30, 2018 and 2017, respectively.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is described below. While the discussion focuses on the September 30, 2018 amounts, the overall nature and impact of modification programs were comparable in the prior year.

▪

The nature of modifications qualifying as TDRs based upon recorded investment at September 30, 2018 was comprised of payment deferrals for 32% and covenant relief and/or other for 68%.  At December 31, 2017 TDR recorded investment was comprised of payment deferrals for 31% and covenant relief and/or other for 69%.

▪

Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods.

▪

Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. The weighted average change in interest rates for all TDRs occurring during the quarters ended September 30, 2018 and 2017 was not significant.

▪

Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during quarters ended September 30, 2018 and 2017 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs.

▪

The other elements of the Company’s modification programs that are not TDRs, do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses for estimated credit losses in its HFI loan portfolio.

Allowance for Loan Losses and Recorded Investment in Loans (dollars in millions)

	Commercial Banking	Consumer Banking	Total	Commercial Banking	Consumer Banking	Total
	Quarter Ended September 30, 2018			Quarter Ended September 30, 2017
Balance - beginning of period	$437.8	$29.5	$467.3	$397.7	$28.3	$426.0
Provision for credit losses	39.0	(0.9)	38.1	11.1	19.0	30.1
Other(1)	(1.9)	(0.1)	(2.0)	4.8	0.3	5.1
Gross charge-offs(2)	(29.4)	(1.4)	(30.8)	(27.7)	(20.5)	(48.2)
Recoveries	4.7	0.1	4.8	6.0	0.5	6.5
Balance - end of period	$450.2	$27.2	$477.4	$391.9	$27.6	$419.5
	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
Balance - beginning of period	$402.2	$28.9	$431.1	$408.4	$24.2	$432.6
Provision for credit losses	139.4	0.4	139.8	60.1	24.1	84.2
Other(1)	(2.2)	(0.1)	(2.3)	(0.5)	0.1	(0.4)
Gross charge-offs(2)	(108.6)	(2.7)	(111.3)	(92.4)	(22.0)	(114.4)
Recoveries	19.4	0.7	20.1	16.3	1.2	17.5
Balance - end of period	$450.2	$27.2	$477.4	$391.9	$27.6	$419.5
	Allowance balance at September 30, 2018			Allowance balance at September 30, 2017
Loans individually evaluated for impairment	$43.3	$0.4	$43.7	$35.6	$-	$35.6
Loans collectively evaluated for impairment	397.3	19.0	416.3	347.0	16.1	363.1
Loans acquired with deteriorated credit quality(3)	9.6	7.8	17.4	9.3	11.5	20.8
Allowance for loan losses	$450.2	$27.2	$477.4	$391.9	$27.6	$419.5
Other reserves(1)	$46.8	$-	$46.8	$44.2	$-	$44.2
	Loans at September 30, 2018			Loans at September 30, 2017
Loans individually evaluated for impairment	$250.0	$0.5	$250.5	$246.2	$-	$246.2
Loans collectively evaluated for impairment	23,803.6	4,682.8	28,486.4	22,380.6	3,832.1	26,212.7
Loans acquired with deteriorated credit quality(3)	42.1	1,716.8	1,758.9	65.8	1,980.6	2,046.4
Ending balance	$24,095.7	$6,400.1	$30,495.8	$22,692.6	$5,812.7	$28,505.3
Percent of loans to total loans	79.0%	21.0%	100.0%	79.6%	20.4%	100.0%

(1)

“Other” also includes allowance for loan losses associated with loan sales and foreign currency translations.  “Other reserves” represents credit loss reserves for unfunded lending commitments, letters of credit and deferred purchase agreements, all of which is recorded in Other liabilities.

(2)

Gross charge-offs of amounts specifically reserved in prior periods that were charged directly to the Allowance for loan losses included  $4.0 million and $12.0 million for the quarter and nine months ended September 30, 2018, respectively, and $7.7 million and $39.3 million for the quarter and nine months ended September 30, 2017, respectively.  The charge-offs related to Commercial Banking for all periods.

(3)	Represents loans considered impaired as part of the OneWest transaction and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

NOTE 5 — INVESTMENT SECURITIES

Investments include debt and equity securities.

Investment Securities (dollars in millions)

	September 30, 2018	December 31, 2017
Available for sale securities
Debt securities	$6,053.5	$6,123.6
Securities carried at fair value with changes recorded in net income
Debt securities	—	0.4
Equity securities(1)	44.0	44.7
Non-marketable investments(2)	242.0	301.2
Total investment securities	$6,339.5	$6,469.9

(1)

Upon the adoption of ASU 2016-01 - Financial Instruments as of January 1, 2018, these investments were reclassified from available for sale securities category and the presentation of equity securities as of December 31, 2017 is conformed accordingly. For details refer to Note 1 — Business and Summary of Significant Accounting Policies.

(2)

Non-marketable investments include restricted stock of the FRB and Federal Home Loan Bank ("FHLB") carried at cost of $228.4 million at September 30, 2018, and $258.9 million at December 31, 2017. The remaining non-marketable investments without readily determinable fair values measured under the measurement exception totaled $13.6 million as of September 30, 2018. As of December 31, 2017, the remaining non-marketable investments of $42.3 million included $31.6 million of ownership interests greater than 3% in limited partnership investments including qualified Community Reinvestment Act ("CRA") investments, equity fund holdings and shares issued by customers during loan work out situations or as part of original loan investments and other equity investments without readily determinable fair values measured under the measurement exception of $10.7 million.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Realized investment gains totaled $4.0 million and $4.1 million for the quarters ended September 30, 2018 and 2017, respectively, and $12.3 million and $4.6 million for the nine months ended September 30, 2018 and 2017, respectively, and exclude losses from other than temporary impairment (“OTTI”).

In addition, the Company had $1.2 billion and $1.4 billion of interest bearing deposits at banks at September 30, 2018 and
December 31, 2017, respectively, which are cash and cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income — debt securities(1)	$41.6	$35.5	$120.9	$93.8
Interest income — interest bearing deposits	11.7	12.5	34.7	48.9
Dividends — equity securities	2.9	2.5	9.0	8.3
Total interest and dividends	$56.2	$50.5	$164.6	$151.0

(1)	Includes interest income on securities purchased under agreement to resell

The following table presents amortized cost and fair value of securities available for sale (“AFS”).

Amortized Cost and Fair Value (dollars in millions)

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$5,300.3	$0.3	$(191.2)	$5,109.4
Non-agency securities	36.6	3.4	—	40.0
Commercial agency	158.0	0.1	(0.6)	157.5
U.S. government agency obligations	25.0	—	(0.7)	24.3
U.S. Treasury securities	603.4	—	(8.6)	594.8
Supranational securities	50.0	—	(0.9)	49.1
State & municipal bonds	11.9	—	(0.6)	11.3
Corporate bonds - foreign	65.8	1.3	—	67.1
Total debt securities AFS	$6,251.0	$5.1	$(202.6)	$6,053.5

December 31, 2017
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$5,010.2	$2.1	$(62.1)	$4,950.2
Non-agency securities	297.3	21.7	(0.5)	318.5
U.S. government agency obligations	25.0	—	(0.2)	24.8
U.S. Treasury securities	297.7	0.2	(0.2)	297.7
Supranational securities	449.8	—	(0.3)	449.5
State & municipal bonds	16.2	—	(0.4)	15.8
Corporate bonds - foreign	65.7	1.4	—	67.1
Total debt securities AFS	$6,161.9	$25.4	$(63.7)	$6,123.6

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the debt securities AFS by contractual maturity dates:

Maturities - Debt Securities AFS (dollars in millions)

	September 30, 2018
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government agency securities
After 5 but within 10 years	$222.0	$215.2	2.23%
Due after 10 years	5,078.3	4,894.2	2.68%
Total	5,300.3	5,109.4	2.66%
Mortgage-backed securities — Non-agency securities
Due after 10 years	36.6	40.0	6.99%
Total	36.6	40.0	6.99%
Mortgage-backed securities — Commercial agency
After 5 but within 10 years	138.1	137.5	3.24%
Due after 10 years	19.9	20.0	2.42%
Total	158.0	157.5	3.14%
U.S. government agency obligations
After 1 but within 5 years	25.0	24.3	2.26%
Total	25.0	24.3	2.26%
U.S. Treasury securities
Due within 1 year	403.5	403.4	1.91%
After 1 but within 5 years	4.0	4.0	2.53%
After 5 but within 10 years	195.9	187.4	2.51%
Total	603.4	594.8	2.11%
Supranational securities
After 1 but within 5 years	50.0	49.1	2.02%
Total	50.0	49.1	2.02%
State & municipal bonds
Due within 1 year	0.1	0.1	2.55%
After 5 but within 10 years	0.2	0.2	2.70%
Due after 10 years	11.6	11.0	2.40%
Total	11.9	11.3	2.41%
Corporate bonds - foreign
After 1 but within 5 years	65.8	67.1	6.11%
Total	65.8	67.1	6.11%
Total debt securities AFS	$6,251.0	$6,053.5	2.68%

At September 30, 2018 and December 31, 2017, certain securities AFS were in unrealized loss positions. The following table summarizes by investment category the gross unrealized losses, respective fair value and length of time that those securities have been in a continuous unrealized loss position.

Gross Unrealized Loss (dollars in millions)

	September 30, 2018
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$3,118.8	$(88.0)	$1,907.7	$(103.2)
Commercial agency	114.8	(0.6)	—	—
U.S. government agency obligations	—	—	24.3	(0.7)
U.S. Treasury securities	594.8	(8.6)	—	—
State & municipal bonds	2.1	—	9.2	(0.6)
Supranational securities	49.0	(0.9)	—	—
Total debt securities AFS	$3,879.5	$(98.1)	$1,941.2	$(104.5)

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Gross Unrealized Loss continued (dollars in millions)

	December 31, 2017
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$3,492.2	$(30.9)	$1,151.4	$(31.2)
Non-agency securities	2.1	—	0.4	(0.5)
U.S. government agency obligations	24.8	(0.2)	—	—
U.S. Treasury securities	199.1	(0.2)	—	—
State & municipal bonds	—	—	13.6	(0.4)
Supranational securities	349.5	(0.3)	—	—
Total debt securities AFS	$4,067.7	$(31.6)	$1,165.4	$(32.1)

Purchased Credit-Impaired AFS Securities

Changes in the accretable yield for PCI securities are summarized below for the quarter and nine months ended September 30, 2018 and 2017, respectively:

Changes in Accretable Yield (dollars in millions)

	September 30, 2018		September 30, 2017
	Quarter Ended	Nine Months Ended	Quarter Ended	Nine Months Ended
Balance, beginning of period	$30.0	$101.7	$152.0	$165.0
Accretion into interest income	(1.1)	(7.7)	(6.2)	(19.1)
Reclassifications from non-accretable difference due to improving cash flows	-	0.1	-	0.5
Reclassifications to non-accretable difference due to decreasing cash flows	-	(1.0)	(0.2)	(0.9)
Disposals	(15.4)	(79.6)	(9.8)	(9.7)
Balance, end of period	$13.5	$13.5	$135.8	$135.8

The estimated fair value of PCI securities was $40.0 million and $312.5 million with a par value of $49.3 million and $387.6 million as of September 30, 2018 and December 31, 2017, respectively.

Securities Carried at Fair Value with Changes Recorded in Net Income

Upon the adoption of ASU 2016-01- Financial Instruments on January 1, 2018, CIT reclassified eligible equity securities AFS to Securities Carried at Fair Value with Changes Recorded in Net Income.  As of September 30, 2018, these equity securities were carried at a fair value of $44.0 million with an amortized cost of $46.7 million. The unrealized losses were $2.7 million as of September 30, 2018.

As of December 31, 2017, the amortized cost and fair value of equity securities AFS was $45.8 million and $44.7 million respectively. The unrealized loss of $1.1 million as of December 31, 2017 was reclassified as a cumulative-effect adjustment to the balance sheet as of the date of adoption. There were no equity Securities Carried at Fair Value with Changes Recorded in Net Income as of December 31, 2017.

Other Than Temporary Impairment

The Company conducted and documented its periodic review of all securities with unrealized losses, which it performs to evaluate whether the impairment is other than temporary.

The Company reviewed AFS securities with unrealized losses and determined the unrealized losses were credit-related and recognized OTTI losses. There were no OTTI losses recognized for the quarter and insignificant losses for the nine months ended September 30, 2018 respectively and $0.2 million and $0.4 million of OTTI losses were recognized for the quarter and nine months ended September 30, 2017 respectively.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	September 30, 2018			December 31, 2017
	CIT Group Inc.	Subsidiaries	Total	Total
Senior unsecured	$3,842.3	$—	$3,842.3	$3,737.5
Subordinated unsecured debt	395.3	—	395.3	—
Secured borrowings:
Other secured and structured financings	—	1,286.6	1,286.6	1,541.4
FHLB advances	—	3,150.0	3,150.0	3,695.5
Total Borrowings	$4,237.6	$4,436.6	$8,674.2	$8,974.4

Unsecured Borrowings

Revolving Credit Facility

The Revolving Credit Facility has a total commitment amount of $500 million, with $41.7 million maturing on January 25, 2019 and the balance maturing on February 29, 2020. The applicable margin charged under the facility is 2.00% for LIBOR Rate loans and 1.00% for Base Rate loans.

The Revolving Credit Facility was amended in February 2018 to lower the total commitments from $750 million to $500 million and to extend the final maturity date of the lenders’ commitments from January 25, 2019 to February 29, 2020, for all but one lender that did not extend. The Revolving Credit Facility includes a covenant that requires that the Company maintain a minimum Tier 1 capital ratio of 9.0%.  As of September 30, 2018, the Revolving Credit Facility was unsecured and was guaranteed by four of the Company’s domestic operating subsidiaries. In addition, the applicable required minimum guarantor asset coverage ratio ranged from 1.0:1.0 to 1.5:1.0, and was 1.25:1.00 at September 30, 2018.

There were no outstanding borrowings at September 30, 2018 and December 31, 2017. The amount available to draw upon at September 30, 2018 was approximately $458 million, with the remaining amount of approximately $42 million being utilized for issuance of letters of credit to customers.

Senior Unsecured Notes

The following table presents the principal amounts by maturity date.

Senior Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
May 2020	5.375%	May 2012	$430.6
March 2021	4.125%	March 2018	500.0
August 2022	5.000%	August 2012	1,150.0
August 2023	5.000%	August 2013	750.0
February 2024	4.750%	August 2018	500.0
March 2025	5.250%	March 2018	500.0
Weighted average rate and total	4.928%		$3,830.6

On April 9, 2018, CIT redeemed $383 million aggregate principal amount of 5.500% senior unsecured notes due February 2019 and $500 million aggregate principal amount of 3.875% senior unsecured notes due February 2019, at an aggregate premium of $15.7 million. In addition to the premium payments, the loss on debt extinguishments of $19.3 million for the quarter ended June 30, 2018 included transaction costs and acceleration of deferred costs. On September 20, 2018, CIT redeemed the remaining aggregate principal amount of approximately $500 million of 3.875% senior unsecured notes due February 2019, at an aggregate premium of $2.6 million. In addition to the premium payments, the loss on the debt extinguishment of $3.5 million for the quarter ended September 30, 2018 included transaction costs and acceleration of deferred costs.

In addition to the notes shown in the above table, there is an unsecured note outstanding with a 6.0% coupon and a carrying value of $39.6 million (par value of $51 million) that matures in 2036.

Subordinated Unsecured Notes

In March 2018, CIT issued $400 million aggregate principal amount of 6.125% subordinated notes with a maturity date of March 9, 2028. The notes are subordinated in right of payment to the payment of CIT’s senior indebtedness and secured indebtedness, to the extent of the value of the collateral.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Secured Borrowings

At September 30, 2018, the Company had pledged $29.6 billion of assets (including collateral for the FRB discount window that is currently not drawn). The collateral specifically identified and used to calculate available borrowings was $13.6 billion, which included $12.3 billion of loans, $1.0 billion of operating lease assets, $0.2 billion of cash and cash equivalents and $0.1 billion of investment securities. Under the FHLB Facility, CIT Bank, N.A. may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that CIT Bank, N.A. is in compliance with the collateral maintenance requirement immediately following such disposition and all other requirements of the facility at the time of such disposition.

FHLB Advances

As of September 30, 2018, the Company had $5.5 billion of financing availability with the FHLB, of which $2.3 billion was unused and available, and $2.3 million was being utilized for issuance of letters of credit related to lease agreements. FHLB Advances as of September 30, 2018 have a weighted average rate of 2.37%. The following table includes the total outstanding FHLB Advances, and respective pledged assets(1).

FHLB Advances with Pledged Assets(1) Summary (dollars in millions)

	September 30, 2018		December 31, 2017
	FHLB Advances	Pledged Assets	FHLB Advances	Pledged Assets
Total	$3,150.0	$6,602.5	$3,695.5	$6,154.1

(1)	For purposes of this table the term "Pledged Assets" means the assets required under the collateral maintenance requirement in connection with FHLB advances at each of the dates.

Other Secured and Structured Financings

Set forth in the following table are borrowings and pledged assets related to secured (other than FHLB) and structured financings of CIT-owned subsidiaries and consolidated VIEs. Creditors of these VIEs received ownership and/or security interests in the assets. These entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. The secured and structured financings as of September 30, 2018 had a weighted average rate of 4.31%, with rates ranging from 0.65% to 5.50%.

Other Secured and Structured Financings and Pledged Assets Summary (dollars in millions)

	September 30, 2018		December 31, 2017
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Business Capital	$697.0	$3,070.0	$768.8	$2,838.6
Rail(1) (2)	589.6	1,059.5	772.6	1,272.0
Total	$1,286.6	$4,129.5	$1,541.4	$4,110.6

(1)

At September 30, 2018, the Dutch TRS Facility related borrowings and pledged assets of $462.7 million and $854.7 million, respectively, were included in Rail. The Dutch TRS Facility is defined in Note 7 — Derivative Financial Instruments. See Note 14 – Subsequent Events relating to CIT’s termination of the Dutch TRS Facility on November 2, 2018 and repayment of related debt in October 2018.

(2)

At September 30, 2018, secured borrowings and pledged assets of $103.5 million and $179.5 million, respectively, were related to the sale of NACCO, and were transferred to the buyer upon sale of that business. See Note 14 – Subsequent Events relating to CIT’s sale of NACCO in October 2018.

Not included in the above table are secured borrowings of discontinued operations of $213.2 million and $268.2 million at September 30, 2018 and December 31, 2017, respectively. See Note 2 — Discontinued Operations.

FRB

There were no outstanding borrowings with the FRB Discount Window as of September 30, 2018 and December 31, 2017.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Variable Interest Entities

Described below are the results of the Company’s assessment of its variable interests in order to determine its current status with regards to being the VIE primary beneficiary.

Consolidated VIEs

The Company utilizes VIEs in the ordinary course of business to support its own and its customers’ financing needs. Each VIE is a separate legal entity and maintains its own books and records. The most significant types of VIEs that CIT utilizes are "on balance sheet" secured financings of pools of leases and loans originated by the Company where the Company is the primary beneficiary. Refer to the Company’s 2017 Form 10-K for further discussion.

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

Although the economic benefit and risk has been transferred to the buyer in connection with the Financial Freedom business sale in the second quarter of 2018, until the required investor consent is obtained from the Government National Mortgage Association (“GNMA”), CIT remains the master servicer for the HECM loans and the GNMA HMBS securitizations. These are VIEs for which CIT is not the primary beneficiary, and which are reported in discontinued operations. The Company, as servicer of these HECM loans, is obligated to fund future borrower advances, which include fees paid to taxing authorities for borrowers’ unpaid taxes and insurance, mortgage insurance premiums and payments made to borrowers for line of credit draws on HECM loans. In addition, the Company is required to repurchase the HECM loans once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount or when the property forecloses to OREO, which reduces the secured borrowing balance. Additionally, the Company services $127.2 million and $140.3 million of HMBS outstanding principal balance at September 30, 2018 and December 31, 2017, respectively, for transferred loans securitized by IndyMac for which OneWest Bank prior to the acquisition had purchased the mortgage servicing rights (“MSRs”) in connection with the IndyMac Transaction. The carrying value of the MSRs was not significant at September 30, 2018 and December 31, 2017. As the HECM loans are federally insured by the FHA and the secured borrowings guaranteed to the investors by GNMA, the Company does not believe maximum loss exposure as a result of its involvement is material. Upon receiving GNMA consent, CIT shall no longer have this servicer obligation and the Company will qualify for sales treatment. See Note 2 — Discontinued Operations.

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

Unconsolidated VIEs Carrying Value (dollars in millions)

	September 30, 2018		December 31, 2017
	Securities	Partnership Investment	Securities	Partnership Investment
Agency securities	$5,267.0	$—	$4,950.2	$—
Non agency securities — Other servicer	40.0	—	318.8	—
Tax credit equity investments	—	240.9	—	198.8
Equity investments	—	59.8	—	38.6
Total Assets	$5,307.0	$300.7	$5,269.0	$237.4
Commitments to tax credit investments	$—	$116.5	$—	$66.6
Total Liabilities	$—	$116.5	$—	$66.6
Maximum loss exposure(1)	$5,307.0	$300.7	$5,269.0	$237.4

(1)	Maximum loss exposure to the unconsolidated VIEs excludes the liability for representations and warranties, corporate guarantees and also excludes servicing advances.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7 — DERIVATIVE FINANCIAL INSTRUMENTS

See Note 1 — Business and Summary of Significant Accounting Policies in the Company’s 2017 Form 10-K, for the description of its derivative products and transaction policies.

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

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	September 30, 2018			December 31, 2017
	Notional	Asset Fair	Liability	Notional	Asset Fair	Liability
	Amount	Value	Fair Value	Amount	Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$967.7	$0.8	$(11.9)	$977.3	$0.2	$(18.7)
Interest rate swap - fair value hedge (2)	250.0	—	(1.7)	—	—	—
Total derivatives designated as hedging instruments	1,217.7	0.8	(13.6)	977.3	0.2	(18.7)
Derivatives not designated as hedging instruments
Interest rate contracts (2)	15,277.9	107.7	(91.1)	12,443.5	61.5	(39.3)
Foreign exchange contracts	2,614.7	20.7	(11.1)	1,375.5	6.9	(14.9)
Other contracts(3)	607.5	0.1	(13.3)	468.3	0.1	(14.1)
Total derivatives not designated as hedging instruments	18,500.1	128.5	(115.5)	14,287.3	68.5	(68.3)
Gross derivative fair values presented in the Consolidated Balance Sheets	$19,717.8	$129.3	$(129.1)	$15,264.6	$68.7	$(87.0)
Less: Gross amounts offset in the Consolidated Balance Sheets		—	—		—	—
Net Amount Presented in the Consolidated Balance Sheet		129.3	(129.1)		68.7	(87.0)
Derivative Financial Instruments(4)		(15.8)	15.8		(18.7)	18.7
Cash Collateral Pledged/(Received)(4)(5)(6)		(42.0)	11.0		(8.4)	23.0
Total Net Derivative Fair Value		$71.5	$(102.3)		$41.6	$(45.3)

(1)	Presented on a gross basis.
(2)	Fair value balances include accrued interest
(3)

Other derivative contracts not designated as hedging instruments include a total return swap and risk participation agreements. See Note 14 – Subsequent Events relating to CIT’s termination of the Dutch TRS Facility on November 2, 2018.

(4)

The Company accounts for swap contracts cleared by the Chicago Mercantile Exchange as “settled-to-market” effective January 2017. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances The Company’s swap contracts cleared by LCH Clearnet continue to be accounted for as “collateralized-to-market” and variation margin balances are characterized as collateral against derivative exposures. At September 30, 2018, gross amounts of recognized assets and liabilities were lower by $12.3 million and $2.7 million, respectively.

(5)

The Company’s derivative transactions are governed by ISDA agreements that allow for net settlements of certain payments as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. We believe our ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure. In conjunction with the ISDA agreements, the Company has entered into collateral arrangements with its counterparties, which provide for the exchange of cash depending on change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon an event of default of one of the counterparties.

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

Qualifying Hedges (dollars in millions)		September 30, 2018		September 30, 2017
		Quarter Ended	Nine Months Ended	Quarter Ended	Nine Months Ended
	Amounts Recognized
Recognized on derivatives	Interest Expense	$(0.8)	$(1.8)	$—	$—
Recognized on hedged item	Interest Expense	0.8	1.8	—	—
Net recognized on fair value hedges (No Ineffectiveness)		$—	$—	$—	$—

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Non Qualifying Hedges

The following table presents the impact of non-qualifying hedges on the condensed consolidated statements of income

Non Qualifying Hedges (dollars in millions)		September 30, 2018		September 30, 2017
	Amounts Recognized	Quarter Ended	Nine Months Ended	Quarter Ended	Nine Months Ended
Interest rate contracts	Other non-interest income	$4.9	$14.4	$1.2	$3.9
Foreign currency forward contracts	Other non-interest income	22.2	25.1	5.8	(22.0)
Other Contracts	Other non-interest income	1.0	0.1	(1.4)	(2.6)
Total Non-qualifying Hedges -income statement impact		$28.1	$39.6	$5.6	$(20.7)

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives - effective portion reclassified from AOCI to income	Total income statement impact	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Quarter Ended September 30, 2018
Foreign currency forward contracts — net investment hedges	$—	$—	$(5.6)	$(5.6)
Total	$—	$—	$(5.6)	$(5.6)
Quarter Ended September 30, 2017
Foreign currency forward contracts — net investment hedges	$—	$—	$(33.0)	$(33.0)
Total	$—	$—	$(33.0)	$(33.0)
Nine Months Ended September 30, 2018
Foreign currency forward contracts — net investment hedges	$—	$—	$33.9	$33.9
Total	$—	$—	$33.9	$33.9
Nine Months Ended September 30, 2017
Foreign currency forward contracts — net investment hedges	$13.4	$13.4	$(74.7)	$(88.1)
Total	$13.4	$13.4	$(74.7)	$(88.1)

Dutch TRS Facility

As of September 30, 2018, CIT’s wholly-owned subsidiary, CIT TRS Funding B.V. (“BV”) was party to a financing facility (the “Dutch TRS Facility”) with Goldman Sachs International (“GSI”). The amount available for advances (otherwise known as the unused portion) was accounted for as a derivative (“TRS Derivative”) and recorded at the estimated fair value. The total facility capacity available under the Dutch TRS Facility was $625 million at September 30, 2018, and December 31, 2017. The utilized portion reflects the borrowing.

The aggregate “notional amount” of the TRS Derivative was $209.7 million at September 30, 2018, and $182.4 million at December 31, 2017. The notional amount was calculated as the maximum facility commitment amount, or $625 million, under the Dutch TRS Facility, less the actual adjusted qualifying borrowing base outstanding of $415.3 million at September 30, 2018, and $442.6 million under the facility at December 31, 2017.

Based on the Company’s valuation, a liability of $13.3 million and $14.1 million was recorded at September 30, 2018, and December 31, 2017, respectively. The decrease in liability of $1.4 million and $0.8 million were recognized in other non-interest income for the quarter and nine months ended September 30, 2018, respectively. An increase in liability of $1.1 million and $2.4 million was recognized as a reduction to other non-interest income for the quarter and nine months ended September 30, 2017, respectively.

See Note 14 – Subsequent Events relating to the Company’s termination of the Dutch TRS Facility on November 2, 2018.

NOTE 8 — FAIR VALUE

Fair Value Hierarchy

The Company measures certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. See Note 1 — Business and Summary of Significant Accounting Policies in the Company's 2017 Form 10-K for a description of its valuation process for assets and liabilities measured at fair value and fair value hierarchy.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Disclosures that follow in this note exclude assets and liabilities classified as discontinued operations.

The following table summarizes the Company’s assets and liabilities measured at estimated fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
September 30, 2018
Assets
U.S. government agency securities	$5,109.4	$—	$5,109.4	$—
U.S. treasury securities	594.8	403.4	191.4	—
Other securities	349.3	—	242.2	107.1
Total debt securities AFS	6,053.5	403.4	5,543.0	107.1
Securities carried at fair value with changes recorded in net income(1)	44.0	0.2	43.8	—

Interest rate contracts	107.7	—	107.6	0.1
Other derivative — non-qualifying hedges	20.8	—	20.7	0.1
Total derivative assets at fair value — non-qualifying hedges(2)	128.5	—	128.3	0.2
Foreign currency forward contracts — net investment qualifying hedges	0.8	—	0.8	—
Total	$6,226.8	$403.6	$5,715.9	$107.3
Liabilities
Interest rate contracts	$(91.1)	$—	$(91.1)	$—
Other derivative— non-qualifying hedges	(24.4)	—	(11.1)	(13.3)
Total derivative liabilities at fair value — non-qualifying hedges(2)	(115.5)	—	(102.2)	(13.3)
Interest rate contracts —fair value hedge	(1.7)	—	(1.7)	—
Foreign currency forward contracts — net investment qualifying hedges	(11.9)	—	(11.9)	—
Total derivative liabilities at fair value — qualifying hedges	(13.6)	—	(13.6)	—
FDIC True-up liability	(66.4)	—	—	(66.4)
Total	$(195.5)	$—	$(115.8)	$(79.7)
December 31, 2017
Assets
U.S. government agency securities	$4,950.2	$—	$4,950.0	$0.2
U.S. treasury securities	297.7	199.0	98.7	—
Other securities	875.7	—	490.1	385.6
Total debt securities AFS	6,123.6	199.0	5,538.8	385.8
Securities carried at fair value with changes recorded in net income(1)	0.4	—	—	0.4
Equity securities AFS	44.7	0.2	44.5	—

Interest rate contracts	61.5	—	61.4	0.1
Other derivative — non-qualifying hedges	7.0	—	7.0	—
Total derivative assets at fair value — non-qualifying hedges(2)	68.5	—	68.4	0.1
Foreign currency forward contracts — net qualifying investment qualifying hedges	0.2	—	0.2	—
Total	$6,237.4	$199.2	$5,651.9	$386.3
Liabilities
Interest rate swaps	$(39.3)	$—	$(39.3)	$—
Other derivative— non-qualifying hedges	(29.0)	—	(14.9)	(14.1)
Total derivative liabilities at fair value — non-qualifying hedges(2)	(68.3)	—	(54.2)	(14.1)
Foreign currency forward contracts — net investment qualifying hedges	(18.7)	—	(18.7)	—
Consideration holdback liability	(46.0)	—	—	(46.0)
FDIC True-up liability	(65.1)	—	—	(65.1)
Total	$(198.1)	$—	$(72.9)	$(125.2)

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Consideration Holdback Liability — In connection with the OneWest acquisition, the parties negotiated certain holdbacks related to select trailing risks, which totaled $116 million and reduced the cash consideration paid at closing. As of June 30, 2018, all holdback obligations were settled with the former OneWest shareholders. As of December 31, 2017, management’s estimate of the probable amount of holdback to be paid was $46 million. Due to the significant unobservable inputs used, these measurements were classified as Level 3.

FDIC True-up Liability — The FDIC True-up liability was recorded at estimated fair value as of the Acquisition Date and is measured at fair value at each reporting date until the contingency is resolved. Due to the significant unobservable inputs used, these measurements were classified as Level 3.

The following tables summarize information about significant unobservable inputs related to the Company’s categories of Level 3 financial assets and liabilities measured on a recurring basis as of September 30, 2018 and December 31, 2017.

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
September 30, 2018
Assets
Securities — AFS	$107.1	Discounted cash flow	Discount Rate	3.2% - 6.2%	5.6%
			Prepayment Rate	4.7% - 10.7%	8.0%
			Default Rate	2.2% - 6.9%	4.7%
			Loss Severity	26.1% - 48.1%	33.0%
Derivative assets — non qualifying	0.2	Internal valuation model	Borrower Rate	3.8% - 5.0%	4.4%
Total Assets	$107.3
Liabilities
FDIC True-up liability	$(66.4)	Discounted cash flow	Discount Rate	3.6%	3.6%
Derivative liabilities — non-qualifying	(13.3)	Market comparables
Total Liabilities	$(79.7)
December 31, 2017
Assets
Securities — AFS	$385.8	Discounted cash flow	Discount Rate	0.0% – 37.1%	4.6%
			Prepayment Rate	2.1% – 22.3%	8.8%
			Default Rate	0.0% – 7.3%	3.7%
			Loss Severity	0.3% – 72.4%	35.3%
Securities carried at fair value with changes recorded in net income	0.4	Discounted cash flow	Discount Rate	31.1%	31.1%
			Prepayment Rate	10.9%	10.9%
			Default Rate	2.4%	2.4%
			Loss Severity	59.2%	59.2%
Derivative assets — non qualifying	0.1	Internal valuation model	Borrower Rate	3.0% - 4.4%	3.8%
Total Assets	$386.3
Liabilities
FDIC True-up liability	$(65.1)	Discounted cash flow	Discount Rate	2.9%	2.9%
Consideration holdback liability	(46.0)	Discounted cash flow	Payment Probability	0% – 100%	48.0%

Derivative liabilities — non-qualifying	(14.1)	Market comparables
Total Liabilities	$(125.2)

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Securities Carried at Fair Value with Changes Recorded in Net Income	Derivative Liabilities- Non- Qualifying(1)	FDIC True-up Liability	Consideration Holdback Liability
December 31, 2017	$385.8	$0.4	$(14.1)	$(65.1)	$(46.0)
Included in earnings	13.5	—	0.8	(1.3)	8.0
Included in comprehensive income	(18.0)	—	—	—	—
Sales, paydowns, and adjustments	(274.2)	(0.4)	—	—	38.0
Balance as of September 30, 2018	$107.1	$—	$(13.3)	$(66.4)	$—
December 31, 2016	$485.5	$283.5	$(11.5)	$(61.9)	$(47.2)
Included in earnings	(1.4)	15.0	(2.3)	(2.7)	—
Included in comprehensive income	15.8	—	—	—	—
Impairment	(0.3)	—	—	—	—
Sales, paydowns, and adjustments	(88.6)	(50.8)	—	—	1.2
Balance as of September 30, 2017	$411.0	$247.7	$(13.8)	$(64.6)	$(46.0)

(1)	Valuation of the derivative related to the Dutch TRS Facility.

Assets Measured at Estimated Fair Value on a Non-recurring Basis

Certain assets or liabilities are required to be measured at estimated fair value on a non-recurring basis subsequent to initial recognition. Generally, these adjustments are the result of LOCOM or other impairment accounting. In determining the estimated fair values, the Company determined that substantially all the changes in estimated fair value were due to declines in market conditions versus instrument specific credit risk. This was determined by examining the changes in market factors relative to instrument specific factors.

The following table presents assets measured at estimated fair value on a non-recurring basis for which a non-recurring change in fair value has been recorded in the current year:

Carrying Value of Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
September 30, 2018
Assets held for sale	$58.4	$—	$9.9	$48.5	$8.9
Other real estate owned	3.8	—	—	3.8	(1.0)
Impaired loans	87.4	—	—	87.4	(38.5)
Total	$149.6	$—	$9.9	$139.7	$(30.6)
December 31, 2017
Assets held for sale	$177.8	$—	$—	$177.8	$(15.0)
Other real estate owned	18.8	—	—	18.8	(4.4)
Impaired loans	89.1	—	—	89.1	(21.9)
Total	$285.7	$—	$—	$285.7	$(41.3)

Assets of continuing operations that are measured at fair value on a non-recurring basis are as follows:

Assets Held for Sale — See Fair Value of Financial Instruments later in this note for fair value measurements of AHFS. Carrying value of AHFS with impairment approximates fair value at September 30, 2018 and December 31, 2017.

Other Real Estate Owned — Estimated fair values of OREO are reviewed on a quarterly basis and any decline in value below cost is recorded as impairment. Estimated fair value approximates carrying value and is generally based on market data, if available or broker price opinions or independent appraisals, adjusted for costs to sell. The weighted average inputs used to estimate the cost to sell were 6.7% at September 30, 2018. Significant unobservable inputs resulted in the Level 3 classification of OREO.

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

Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
September 30, 2018
Financial Assets
Cash and interest bearing deposits	$1,367.5	$1,367.5	$—	$—	$1,367.5
Derivative assets at fair value — non-qualifying hedges	128.5	—	128.3	0.2	128.5
Derivative assets at fair value — qualifying hedges	0.8	—	0.8	—	0.8
Assets held for sale (excluding leases)	132.2	—	11.9	121.2	133.1
Loans (excluding leases)	27,999.0	—	858.7	27,260.9	28,119.6
Securities purchased under agreement to resell	200.0	—	200.0	—	200.0
Investment securities(1)	6,339.5	403.6	5,586.8	349.1	6,339.5
Indemnification assets(2)	27.2	—	—	20.0	20.0
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	538.6	—	—	538.6	538.6
Financial Liabilities
Deposits(4)	(30,847.1)	—	—	(30,833.1)	(30,833.1)
Derivative liabilities at fair value — non-qualifying hedges	(115.5)	—	(102.2)	(13.3)	(115.5)
Derivative liabilities at fair value — qualifying hedges	(13.6)	—	(13.6)	—	(13.6)
Borrowings(4)	(8,711.6)	—	(8,017.0)	(830.7)	(8,847.7)
Credit balances of factoring clients	1,672.4	—	—	1,672.4	1,672.4
Other liabilities subject to fair value disclosure(5)	(689.7)	—	—	(689.7)	(689.7)
December 31, 2017
Financial Assets
Cash and interest bearing deposits	$1,718.7	$1,718.7	$—	$—	$1,718.7
Derivative assets at fair value — non-qualifying hedges	68.5	—	68.4	0.1	68.5
Derivative assets at fair value — qualifying hedges	0.2	—	0.2	—	0.2
Assets held for sale (excluding leases)	1,011.4	—	4.7	1,044.8	1,049.5
Loans (excluding leases)	26,428.1	—	624.3	26,220.5	26,844.8
Securities purchased under agreement to resell	150.0	—	150.0	—	150.0
Investment securities(1)	6,469.9	199.2	5,583.3	687.4	6,469.9
Indemnification assets(2)	113.5	—	—	87.4	87.4
Other assets subject to fair value disclosure and unsecured counterparty receivables(3)	542.2	—	—	542.2	542.2
Financial Liabilities
Deposits(4)	(29,586.5)	—	—	(29,668.6)	(29,668.6)
Derivative liabilities at fair value — non-qualifying hedges	(68.3)	—	(54.2)	(14.1)	(68.3)
Derivative liabilities at fair value — qualifying hedges	(18.7)	—	(18.7)	—	(18.7)
Borrowings(4)	(9,043.8)	—	(8,281.7)	(991.2)	(9,272.9)
Credit balances of factoring clients	(1,468.6)	—	—	(1,468.6)	(1,468.6)
Other liabilities subject to fair value disclosure(5)	(725.2)	—	—	(725.2)	(725.2)

(1)

Level 3 fair value at September 30, 2018, includes debt securities AFS ($107.1 million), and non-marketable investments ($242.0 million). Level 3 fair value at December 31, 2017 included debt securities AFS ($385.8 million), debt securities carried at fair value with changes recorded in net income ($0.4 million), and non-marketable investments ($301.2 million).

(2)

The indemnification assets relating to the SFR loans purchased in the OneWest Bank Transaction were measured on the same basis as the related indemnified item, and the underlying SFR loans. The estimated fair values reflect the present value of expected reimbursements under the indemnification agreements based on the loan performance discounted at an estimated market rate, and were classified as Level 3. The indemnification assets included in the above table do not include Agency claims indemnification (the balance of which was zero at September 30, 2018 and $28.9 million at December 31, 2017), as they are not considered financial instruments.

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

(4)	Deposits and borrowings include accrued interest, which is included in “Other liabilities”.
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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The methods and assumptions used to estimate the fair value of each class of financial instruments were:

Derivative Assets and Liabilities —Derivatives were valued using models that incorporate inputs depending on the type of derivative. Besides the fair value of the TRS Derivative, written options on certain CIT Bank certificate of deposits and credit derivatives that were estimated using Level 3 inputs, most derivative instruments were valued using a Level 2 methodology. See Note 7 — Derivative Financial Instruments for notional principal amounts and fair values

Investment Securities —

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

Assets held for sale — As there was no liquid secondary market for most AHFS, the fair value was estimated based on Level 3 inputs.

Loans — Within the Loans category, there are several types of loans as follows:

▪

Commercial and Consumer Loans — Commercial and consumer loans are generally valued individually, while small ticket commercial loans and equipment loans are valued on an aggregate portfolio basis. As there is no liquid secondary market for most loans, the fair value was estimated based on analyses that used Level 3 inputs at both September 30, 2018 and December 31, 2017.

▪

Impaired Loans — The value of impaired loans was assessed through the evaluation of aggregate carrying values of impaired loans relative to contractual amounts owed (unpaid principal balance) from customers. See Note 3 — Loans.

▪

PCI loans — These loans were valued by grouping the loans into performing and non-performing groups and stratifying the loans based on common risk characteristics such as product type, FICO score and other economic attributes. Due to the significance of the unobservable inputs, these loans are classified as Level 3.

Deposits — The estimated fair value of deposits with no stated maturity, such as demand deposit accounts (including custodial deposits), money market accounts, and savings accounts was the amount payable on demand at the reporting date. The fair value of time deposits is estimated using Level 3 inputs.

Borrowings

The Level 2 fair value of borrowings were valued using market inputs and discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates and did not require significant judgment. These borrowings include:

▪	Unsecured debt — Unsecured debt included both senior debt and subordinated debt, which was approximately $4.3 billion par value at September 30, 2018 and $3.8 billion at December 31, 2017.
▪

Secured borrowings — Secured borrowings included both structured financings and FHLB advances. Of the total estimated fair value of structured financing, approximately $3.6 billion par value at September 30, 2018 and $4.3 billion at December 31, 2017 were Level 2. The estimated fair value of FHLB advances was based on the discounted cash flow model. The cash flows were calculated using the contractual features of the advance and then discounted using observable rates.

The Level 3 fair value of borrowings included:

▪

Secured borrowings — Market estimates were not available for approximately $0.8 billion par value of structured financings at September 30, 2018, and $1.0 billion at December 31, 2017, therefore values were estimated using Level 3 inputs.

Credit balances of factoring clients — The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances (typically 90 days or less), therefore, the carrying value approximated fair value, and the credit balances were classified as Level 3.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 — STOCKHOLDERS' EQUITY

A roll forward of common stock is presented in the following table.

Number of Shares of Common Stock

	Issued	Less Treasury	Outstanding
Common Stock – December 31, 2017	207,628,491	(76,275,567)	131,352,924
Restricted stock issued	1,368,262	—	1,368,262
Repurchase of common stock	—	(21,657,560)	(21,657,560)
Shares held to cover taxes on vesting restricted shares and other	—	(540,244)	(540,244)
Employee stock purchase plan participation	42,551	—	42,551
Common Stock – September 30, 2018	209,039,304	(98,473,371)	110,565,933

During the quarter ended September 30, 2018, CIT repurchased a total of $290.9 million in common shares via open market repurchases of 5,497,460 common shares.

During the nine months ended September 30, 2018, CIT repurchased a total of $556.8 million in common shares via open market repurchases of 10,534,273 common shares and $609.0 million, excluding fees, via an equity tender offer of 11,123,287 common shares.

Accumulated Other Comprehensive Income (Loss) ("AOCI")

The following table details the components of AOCI, net of tax:

Components of Accumulated Other Comprehensive Loss (dollars in millions)

	September 30, 2018			December 31, 2017
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$8.0	$(12.0)	$(4.0)	$0.8	$(8.8)	$(8.0)
Changes in benefit plan net gain (loss) and prior service (cost)/credit	(48.6)	(1.8)	(50.4)	(53.6)	(0.9)	(54.5)
Unrealized net losses on securities AFS	(197.4)	52.4	(145.0)	(39.5)	15.5	(24.0)
Total accumulated other comprehensive loss	$(238.0)	$38.6	$(199.4)	$(92.3)	$5.8	$(86.5)

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Unrealized net gains (losses) on available for sale securities	Total AOCI
Balance as of December 31, 2017	$(8.0)	$(54.5)	$(24.0)	$(86.5)
Adoption of ASUs 2016-01 and 2018-02(1)	3.3	0.3	(4.1)	(0.5)
AOCI activity before reclassifications	0.7	3.3	(105.3)	(101.3)
Amounts reclassified from AOCI	—	0.5	(11.6)	(11.1)
Net current period AOCI	0.7	3.8	(116.9)	(112.4)
Balance as of September 30, 2018	$(4.0)	$(50.4)	$(145.0)	$(199.4)
Balance as of December 31, 2016	$(61.4)	$(65.3)	$(13.4)	$(140.1)
AOCI activity before reclassifications	28.4	0.9	12.9	42.2
Amounts reclassified from AOCI	26.2	0.7	(2.3)	24.6
Net current period AOCI	54.6	1.6	10.6	66.8
Balance as of September 30, 2017	$(6.8)	$(63.7)	$(2.8)	$(73.3)

(1)	See Note 1 — Business and Summary of Significant Accounting Policies for information on these ASUs.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Comprehensive Loss

The amounts included in the Condensed Consolidated Statements of Comprehensive Income are net of income taxes.

Foreign currency translation reclassification adjustments impacting net income for the quarter and the nine months ended September 30, 2018 were insignificant. Foreign currency translation reclassification adjustments impacting net income for the quarter and the nine months ended September 30, 2017 were insignificant and $26.2 million, respectively. Of the year to date 2017 balance, $16.7 million was a result of the sale of the Commercial Air business and was recorded in gain on sale of discontinued operations. The change in income taxes associated with foreign currency translation adjustments was an increase of $1.8 million and $9.2 million for the quarters ended September 30, 2018 and 2017, respectively, and a decrease of $3.2 million and an increase of $26.3 million for the nine months ended September 30, 2018 and 2017, respectively.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income were insignificant and $0.1 million for the quarters ended September 30, 2018 and 2017, respectively, and $0.5 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively. The change in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit was insignificant for the quarters ended September 30, 2018 and 2017, respectively, and a decrease of $0.9 million and a decrease of $0.6 million for the nine months ended September 30, 2018 and 2017, respectively.

Reclassification adjustments impacting net income for unrealized gains/(losses) on available for sale securities was a decrease of $2.3 million and a decrease of $2.1 million for the quarters ended September 30, 2018 and 2017, respectively and a decrease of $11.6 million and a decrease of $2.3 million for the nine months ended September 30, 2018 and 2017, respectively. The change in income taxes associated with net unrealized gains/(losses) on available for sale securities was an increase of $11.4 million and a decrease of $2.3 million for quarters ended September 30, 2018 and 2017, respectively and an increase of $36.9 million and a decrease of $6.5 million for the nine months ended September 30, 2018 and 2017, respectively.

Reclassifications Out of AOCI (dollars in millions)

Quarters Ended September 30,	2018			2017
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement Line Item
Foreign currency translation adjustments losses	$—	$—	$—	$—	$—	$—	Other non-interest income
Changes in benefit plan net gain/(loss) and prior service (cost)/credit losses	0.1	(0.1)	—	0.1	—	0.1	Operating Expenses
Unrealized net gains on securities AFS	(3.1)	0.8	(2.3)	(3.4)	1.3	(2.1)	Other non-interest income
Total Reclassifications out of AOCI	$(3.0)	$0.7	$(2.3)	$(3.3)	$1.3	$(2.0)

Nine Months Ended September 30,	2018			2017
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement Line Item
Foreign currency translation adjustment losses(1)	$—	$—	$—	$24.1	$2.1	$26.2	Other non-interest income
Changes in benefit plan net gain/(loss) and prior service (cost)/credit losses	0.6	(0.1)	0.5	0.8	(0.1)	0.7	Operating Expenses
Unrealized net gains on securities AFS	(15.8)	4.2	(11.6)	(3.6)	1.3	(2.3)	Other non-interest income
Total Reclassifications out of AOCI	$(15.2)	$4.1	$(11.1)	$21.3	$3.3	$24.6

(1)   $16.7 million of the reclassification from AOCI during the second quarter of 2017 was a result of the sale of the Commercial Air business and is recorded in gain on sale of discontinued operations.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10 — INCOME TAXES

The Company’s global effective income tax rate from continuing operations including discrete tax items for the third quarter and nine months ended September 30, 2018 was 24.2% and 26.9%, respectively, up from (116.3)% in the prior year quarter and (38.7)% in the nine months ended September 30, 2017.

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

2017 U.S. Tax Reform Legislation

The Tax Cuts and Jobs Act (“TCJA”) was enacted on December 22, 2017. The TCJA required management to make certain adjustments to the Company’s year-end financial statements for the effects of the law relating to the remeasurement of deferred taxes, liabilities for taxes due on mandatory deemed repatriation, liabilities for taxes due on other foreign income, and the reassessment of the Company’s valuation allowance. The SEC staff has afforded registrants a measurement period to record adjustments for the effects of the law, per Staff Accounting Bulletin No. 118 Income Tax Accounting Implications of the Tax Cuts and Jobs Act, similar to the measurement period used when accounting for business combinations. As of September 30, 2018, the Company has reviewed information relating to these tax law changes, and concluded that the procedures and methods utilized in developing assumptions, estimates and judgments for final and provisional amounts recorded in the financial statements are appropriate. The Company anticipates refinements to the amounts resulting from the issuance of future legislative and accounting guidance as well as those in the normal course of business.  However, management does not anticipate any adjustments to the provisional amounts arising from further analysis of these tax law changes would be material.

Valuation Allowances

The Company established valuation allowances (“VAs”) against certain U.S. federal, U.S. state, and international deferred tax assets (“DTAs”) that are not expected to be realized in the future.  The Company maintained a VA of $208.6 million against U.S. state DTAs on certain state net operating losses and a $28.6 million VA against certain non-U.S. reporting entities' net DTAs as of September 30, 2018.

In 2017, the Company reported a net $177.4 million U.S. income tax benefit comprised of a gross $234.2 million tax benefit on a capital loss of $610.5 million realized on the liquidation of a wholly-owned foreign subsidiary partially offset by a $56.8 million charge to establish a VA against the unused portion of the capital loss. As a result of the change in the U.S. Federal income tax rate from 35 percent to 21 percent beginning in 2018, the VA against the capital loss carryforwards was revalued to $39.6 million as of December 31, 2017.  As of the third quarter of 2018, the Company maintained a U.S. Federal and state VA of $15.8 million against certain capital loss carryforwards, down from $39.6 million as of December 31, 2017. The reduction was attributable to changes in expected capital gains and additional net capital gains recognized year to date in the normal course of business as well as a reduction to the DTA on capital loss carryforward and associated VA. The Company will recognize the income tax benefit on the remaining portion of the DTA subject to the VA to the extent of additional capital gains. Capital losses can be carried forward for five years to offset capital gains.

The Company’s ability to recognize DTAs is evaluated on a quarterly basis to determine if there are any significant events that would affect its ability to utilize existing DTAs. If events are identified that affect its ability to utilize its DTAs, VAs may be adjusted accordingly.

Liabilities for Uncertain Tax Positions

The Company’s liability for uncertain tax positions ("UTPs") before interest and penalties was $13.3 million at September 30, 2018 and $13.5 million at December 31, 2017. The Company anticipates changes to its UTP liability upon the resolution of open tax matters and closure of statutes of limitations. The Company’s accrued liability for interest and penalties totaled $7.1 million at September 30, 2018 and $6.3 million at December 31, 2017. Management believes that it is reasonably possible the total potential liability may be increased or decreased by $5 to $10 million within the twelve months following the reporting date because of anticipated settlement with taxing authorities. The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 11 — COMMITMENTS

The accompanying table summarizes credit-related commitments and guarantees, as well as purchase and funding commitments:

Commitments (dollars in millions)

	September 30, 2018			December 31, 2017
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets (1)	$2,421.3	$4,061.7	$6,483.0	$6,351.1
Letters of credit
Standby letters of credit	31.2	211.1	242.3	213.3
Other letters of credit	11.4	0.7	12.1	16.3
Guarantees
Deferred purchase agreements	2,082.7	—	2,082.7	2,068.1
Purchase and Funding Commitments
Rail and other purchase commitments (1)	393.2	33.8	427.0	222.9

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

Discontinued Operations

Financing commitments include HECM reverse mortgage loan commitments associated with Financial Freedom discontinued operations of $24 million at September 30, 2018 and $34 million at December 31, 2017 due to CIT’s servicer obligation to repurchase the loan out of the GNMA HMBS securitization pools once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount or when the property forecloses to OREO. On May 31, 2018, the Company completed the sale of the Financial Freedom business and reverse mortgage loan portfolio in connection with the Financial Freedom Transaction. At September 30, 2018, the required investor (GNMA) consent remains outstanding; although the economic benefit and risk of the business has been transferred to the buyer. Upon receiving the GNMA consent, CIT shall no longer have this servicer repurchase obligation. See Note 2 — Discontinued Operations.

Financing Commitments

Commercial

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Included in the table above are commitments that have been extended to and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $1,616.3 million at September 30, 2018 and $950.3 million at December 31, 2017. Financing commitments also include credit line agreements to Business Capital clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, was $135 million at September 30, 2018 and $190 million at December 31, 2017. As financing commitments may not be fully drawn, may expire unused, may be reduced or canceled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

At September 30, 2018, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking segment.

The table above excludes uncommitted revolving credit facilities extended by Business Capital to its’ clients for working capital purposes. In connection with these facilities, Business Capital has the sole discretion throughout the duration of these facilities to determine the amount of credit that may be made available to its clients at any time and whether to honor any specific advance requests made by its clients under these credit facilities.

Consumer

The Company sold its reverse mortgage portfolio in connection with the Financial Freedom Transaction on May 31, 2018. Prior to the sale, the Company was committed to fund draws on certain reverse mortgages in conjunction with loss sharing agreements with the FDIC from the OneWest acquisition. The FDIC agreed to indemnify the Company for losses on the first $200 million of draws that occur subsequent to the purchase date (post March 2009). As of December 31, 2017, $134 million had been advanced on the reverse mortgage loans post March 2009 with exposure for additional draws of $66 million. See Note 5 — Indemnification Assets of the Company’s 2017 Form 10-K for further discussion on the loss sharing agreements with the FDIC.

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

Letters of Credit

In the normal course of meeting the needs of clients, CIT sometimes enters into agreements to provide financing and letters of credit. Standby letters of credit obligate the issuer of the letter of credit to pay the beneficiary if a client on whose behalf the letter of credit was issued does not meet its obligation. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of amounts recognized in the Condensed Consolidated Balance Sheets. To minimize potential credit risk, CIT generally requires collateral and in some cases additional forms of credit support from the client.

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

The table above includes $2,020 million and $1,979 million of DPA credit protection at September 30, 2018 and December 31, 2017, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $62 million and $89 million available under DPA credit line agreements, net of the amount of DPA credit protection provided at September 30, 2018 and December 31, 2017, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the allowance for loan losses associated with the finance loans, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $6.6 million and $5.3 million at September 30, 2018 and December 31, 2017, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments primarily relate to the Rail and Equipment Finance businesses.

Other Commitments

The Company has commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments were $116 million at September 30, 2018 and $67 million at December 31, 2017. These commitments are payable on demand and are recorded in other liabilities.

NOTE 12 — CONTINGENCIES

Litigation and other Contingencies

CIT is involved, and from time to time in the future may be involved, in a number of pending and threatened judicial, regulatory, and arbitration proceedings as well as proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies. These matters arise in connection with the conduct of CIT’s business. At any given time, CIT may also be in the process of responding to subpoenas, requests for documents, data and testimony relating to such matters and engaging in discussions to resolve the matters (all of the foregoing collectively being referred to as, “Litigation”). While most Litigation relates to individual claims, CIT is also subject to putative class action claims and similar broader claims.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $65 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of September 30, 2018. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 — BUSINESS SEGMENT INFORMATION

Segment Profit and Assets

The following table presents segment data related to continuing operations. Refer to Note 25 — Business Segment Information in our 2017 Form 10-K for further detailed information.

Segment Pre-tax Income (Loss) (dollars in millions)

	Commercial Banking	Consumer Banking	NSP	Corporate and Other	Total CIT
Quarter Ended September 30, 2018
Interest income	$338.9	$79.0	$1.4	$54.3	$473.6
Interest expense (benefit)	190.3	(41.6)	0.8	64.4	213.9
Provision (benefit) for credit losses	39.0	(0.9)	—	—	38.1
Rental income on operating leases	264.3	—	—	—	264.3
Other non-interest income	76.4	(18.1)	11.6	16.3	86.2
Depreciation on operating lease equipment	78.0	—	—	—	78.0
Maintenance and other operating lease expenses	56.6	—	—	—	56.6
Operating expenses and loss on debt extinguishment and deposit redemption	172.3	88.9	2.2	3.4	266.8
Income from continuing operations before provision for income taxes	$143.4	$14.5	$10.0	$2.8	$170.7
Select Period End Balances
Loans	$24,095.7	$6,400.1	$—	$—	$30,495.8
Credit balances of factoring clients	(1,672.4)	—	—	—	(1,672.4)
Assets held for sale	1,336.5	11.9	32.1	—	1,380.5
Operating lease equipment, net	6,888.7	—	—	—	6,888.7
Quarter Ended September 30, 2017
Interest income	$309.4	$92.2	$4.6	$47.8	$454.0
Interest expense (benefit)	131.3	(16.0)	3.0	58.4	176.7
Provision for credit losses	11.1	19.0	—	—	30.1
Rental income on operating leases	252.3	—	—	—	252.3
Other non-interest income	70.9	(22.7)	4.9	10.2	63.3
Depreciation on operating lease equipment	71.1	—	—	—	71.1
Maintenance and other operating lease expenses	57.9	—	—	—	57.9
Operating expenses / loss on debt extinguishment and deposit redemption	168.6	106.2	9.2	46.8	330.8
Income (loss) from continuing operations before provision (benefit) for income taxes	$192.6	$(39.7)	$(2.7)	$(47.2)	$103.0
Select Period End Balances
Loans	$22,692.6	$5,812.7	$—	$—	$28,505.3
Credit balances of factoring clients	(1,698.5)	—	—	—	(1,698.5)
Assets held for sale	1,208.3	865.9	87.8	—	2,162.0
Operating lease equipment, net	6,724.2	—	—	—	6,724.2

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment Pre-tax Income (Loss) continued (dollars in millions)

	Commercial Banking	Consumer Banking	NSP	Corporate and Other	Total CIT
Nine Months Ended September 30, 2018
Interest income	$984.2	$249.2	$5.7	$159.3	$1,398.4
Interest expense (benefit)	523.6	(103.2)	4.3	174.9	599.6
Provision for credit losses	139.4	0.4	—	—	139.8
Rental income on operating leases	779.2	—	—	—	779.2
Other non-interest income	227.5	30.9	13.5	54.4	326.3
Depreciation on operating lease equipment	231.6	—	—	—	231.6
Maintenance and other operating lease expenses	177.5	—	—	—	177.5
Operating expenses / loss on debt extinguishment and deposit redemption	526.8	278.6	6.6	23.0	835.0
Income from continuing operations before provision for income taxes	$392.0	$104.3	$8.3	$15.8	$520.4
Nine Months Ended September 30, 2017
Interest income	$933.5	$293.8	$17.8	$142.8	$1,387.9
Interest expense (benefit)	378.9	(32.1)	13.0	189.2	549.0
Provision for credit losses	60.1	24.1	—	—	84.2
Rental income on operating leases	754.8	—	—	—	754.8
Other non-interest income	218.0	(9.1)	2.2	15.9	227.0
Depreciation on operating lease equipment	222.0	—	—	—	222.0
Maintenance and other operating lease expenses	165.0	—	—	—	165.0
Operating expenses / loss on debt extinguishment and deposit redemption	523.8	298.0	13.0	268.0	1,102.8
Income (loss) from continuing operations before provision (benefit) for income taxes	$556.5	$(5.3)	$(6.0)	$(298.5)	$246.7

NOTE 14 — SUBSEQUENT EVENTS

Sale of NACCO

On October 4, 2018, CIT sold NACCO, the Company’s European railcar leasing business. With the closing of the NACCO sale, CIT fully divested its interest in NACCO as of October 4, 2018. Railcar loans and leases of approximately $1.2 billion were sold and we expect to recognize a pretax gain of approximately $30-35 million in the fourth quarter. The Company expects to use a portion of the net proceeds received of approximately $1.1 billion to fund the termination of the Dutch TRS Facility (discussed below) and the redemption of a related Railcar Securitization (defined below). The remaining proceeds will be used to return capital to shareholders under the remaining amount of the Company’s common equity capital return, to reduce unsecured debt (discussed below), and for general corporate purposes.

Termination of Dutch TRS Facility

On October 5, 2018, BV issued an Optional Termination Notice (as that term is defined for purposes of that certain Master Agreement) to GSI to terminate the $625 million Dutch TRS Facility between BV and GSI. Pursuant to the Optional Termination Notice, the Dutch TRS Facility was terminated on November 2, 2018 (the “Optional Termination Date”).

The exercise of BV’s option to terminate the Dutch TRS Facility prior to maturity required a payment to GSI on November 2, 2018 of the present value of the remaining facility fee (the “Optional Termination Fee”). The Optional Termination Fee and the reduction of the liability associated with the TRS Derivative are expected to result in net pretax charges for the Company of approximately $70 - $75 million in the fourth quarter of 2018.

Redemption of the Railcar Securitization

On October 25, 2018, CIT repaid approximately $465 million of secured financings of the Company’s railcar asset backed securitization vehicle (the “Railcar Securitization”), which was the reference obligation under the Dutch TRS Facility. In addition, the termination of the Dutch TRS Facility and redemption of the associated reference obligation Railcar Securitization resulted in the unencumbering of approximately $775 million of railcar assets.

On November 1, 2018, the Company sold approximately $350 million of railcar assets in the Railcar Securitization to CIT Bank.

Approximately $300 million of proceeds from the sale of NACCO, net of cash held by the securitization trust and other collateral held by the securitization trustee and the counterparty on the Dutch TRS Facility, was used for the redemption of the Railcar Securitization and the termination of the Dutch TRS Facility, including payment of the Optional Termination Fee.

Debt Redemptions

On October 19 and November 2, 2018, we announced our intent to redeem the outstanding 5.375% senior unsecured notes due May 2020, which totaled approximately $431 million at September 30, 2018, which we will redeem using net proceeds from the NACCO sale and the sale of rail assets to CIT Bank. The unsecured debt redemptions are expected to result in debt extinguishment losses of approximately $15 million in the fourth quarter.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk ("MD&A") contain financial terms that are relevant to our business, and a Glossary of key terms is included in Item 1. Business Overview in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”).

Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of the Company. See "Non-GAAP Financial Measurements" for a reconciliation of these financial measures to comparable financial measures based on U.S. GAAP.

Throughout this MD&A we reference specific "Notes" to our financial statements. These are notes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements.

SUMMARY OF 2018 FINANCIAL RESULTS

The following table summarizes the Company’s results in accordance with GAAP as included in the Condensed Consolidated Statements of Income, along with the quarter ended June 30, 2018. We also provide results that are not in accordance with GAAP, and are reconciled to GAAP in the "Non-GAAP Financial Measurements" section at the end of this MD&A.

Results of Operations (dollars in millions)

	Quarters Ended			Nine Months Ended
GAAP Results	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Income from continuing operations available to common shareholders	$129.4	$137.9	$222.8	$371.0	$342.2
Income (loss) from discontinued operations, net of taxes	2.1	(20.5)	(3.2)	(25.1)	214.0
Net income available to common shareholders	$131.5	$117.4	$219.6	$345.9	$556.2
Diluted income per common share
Income from continuing operations available to common shareholders	$1.13	$1.11	$1.64	$3.01	$1.96
Income (loss) from discontinued operations, net of taxes	0.02	(0.17)	(0.03)	(0.21)	1.23
Diluted income per common share available to common shareholders	$1.15	$0.94	$1.61	$2.80	$3.19
Average number of common shares — diluted (thousands)	114,007	124,686	136,126	123,338	174,201

Non-GAAP Results, excluding noteworthy items
Income from continuing operations available to common shareholders	$131.0	$124.6	$138.7	$352.5	$373.8
Income (loss) from discontinued operations, net of taxes	2.1	(6.7)	(0.9)	(11.3)	56.2
Net income available to common shareholders	$133.1	$117.9	$137.8	$341.2	$430.0
Diluted income per common share
Income from continuing operations available to common shareholders	$1.15	$1.00	$1.02	$2.86	$2.15
Income (loss) from discontinued operations, net of taxes	0.02	(0.05)	(0.01)	(0.09)	0.32
Diluted income per common share available to common shareholders	$1.17	$0.95	$1.01	$2.77	$2.47
Average number of common shares — diluted (thousands)	114,007	124,686	136,126	123,338	174,201

Income from continuing operations available to common shareholders for the third quarter was down from the year-ago and prior quarters, as each quarter was impacted by varying amounts of noteworthy items that are discussed in various sections of the MD&A. Compared to the year-ago quarter, income from continuing operations available to common shareholders excluding noteworthy items1 was down, as lower net finance revenue and an increase in the provision for credit losses offset higher other non-interest income and lower operating expenses. The improvement from the prior quarter excluding noteworthy items reflected lower operating expenses and income taxes, along with no semi-annual preferred dividend paid in the current quarter, partially offset by a decline in other non-interest income and higher credit costs. The results per diluted common share excluding noteworthy items compared to the prior quarters also reflects the decline in the average number of diluted common shares outstanding due to significant share repurchases. For the nine months ended September 30, 2018, higher credit and borrowing costs offset higher other non-interest income and lower operating expenses.

Net income available to common shareholders and net income available to common shareholders excluding noteworthy items2 were down from the year-ago quarter and up from the prior quarter. While the trends reflected the results from continuing operations, the decline from the year-ago nine months was also affected by the loss in discontinued operations in 2018, compared to income in the year-ago period.

The following table reflects the reconciliation of income from continuing operations and net income excluding noteworthy items2 for the quarter and nine months ended September 30, 2018, to our results in accordance with GAAP.

Noteworthy Adjustments to 2018 Results (dollars in millions, except per share amounts)

	Income from Continuing Operations Available to Common Shareholders				Net Income Available to Common Shareholders
	Quarter Ended September 30, 2018		Nine Months Ended September 30, 2018		Quarter Ended September 30, 2018		Nine Months Ended September 30, 2018
GAAP Results	$129.4	$1.13	$371.0	$3.01	$131.5	$1.15	$345.9	$2.80
Third Quarter Items
NACCO suspended depreciation	(5.9)	(0.05)	(5.9)	(0.05)	(5.9)	(0.05)	(5.9)	(0.05)
Impairment of LCM indemnification asset	15.5	0.14	15.5	0.13	15.5	0.14	15.5	0.13
Release of valuation reserve on AHFS	(10.6)	(0.09)	(10.6)	(0.09)	(10.6)	(0.09)	(10.6)	(0.09)
Loss on debt redemption	2.6	0.02	2.6	0.02	2.6	0.02	2.6	0.02
Non-GAAP Results	$131.0	$1.15			$133.1	$1.17
Second Quarter Items
NACCO suspended depreciation			(6.0)	(0.05)			(6.0)	(0.05)
Gain and other revenues from sale of reverse mortgage portfolio			(21.6)	(0.18)			(21.6)	(0.18)
Loss on debt redemption			14.3	0.12			14.3	0.12
Loss on Financial Freedom servicing operations			-	-			13.8	0.11
First Quarter Items
NACCO suspended depreciation			(6.8)	(0.06)			(6.8)	(0.06)
Non-GAAP Results (certain EPS balances may not sum due to rounding)			$352.5	$2.86			$341.2	$2.77

SUBSEQUENT EVENTS

•

In October 2018 we sold NACCO, our European Railcar business. The sale included $1.2 billion of loans and leases that were in AHFS, and we expect to recognize a pretax gain of approximately $30-35 million in the fourth quarter.

•

We also terminated the Dutch TRS Facility on November 2, 2018, which is expected to result in a net pretax charge of approximately $70-75 million in the fourth quarter that reflects the present value of the facility fee over the remaining term of nearly 10 years, net of the reduction of the liability associated with the TRS Derivative.

•

In October 2018, we redeemed all of the outstanding notes of the Company’s Railcar Securitization related to the Dutch TRS Facility of approximately $465 million, which resulted in approximately $775 million of rail assets becoming unencumbered.

•

On November 1, 2018, the Company sold approximately $350 million of the recently unencumbered railcar assets in the Railcar Securitization to CIT Bank, where there is more efficient deposit-based financing.

•

On October 19 and November 2, 2018, we announced our intent to redeem the outstanding 5.375% senior unsecured notes due May 2020, which totaled approximately $431 million at September 30, 2018, which we will redeem using net proceeds from the NACCO sale and the sale of rail assets to CIT Bank. The unsecured debt redemptions are expected to result in debt extinguishment losses of approximately $15 million in the fourth quarter.

Due to the reduction of borrowings of nearly $1 billion in the fourth quarter, and the termination of the Dutch TRS Facility, we expect to realize the benefit of lower interest expense going forward. See Note 14 — Subsequent Events.

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

DISCONTINUED OPERATIONS

At September 30, 2018, discontinued operations was comprised of Business Air and as discussed below, certain assets and liabilities of Financial Freedom, a reverse mortgage servicing business that we sold on May 31, 2018. At September 30, 2018, although the economic benefit and risk of the Financial Freedom business has been transferred to the buyer, certain assets and liabilities of the Financial Freedom business remain in discontinued operations until the required investor consent is received. The sale is described further in Note 2 — Discontinued Operations.

The Financial Freedom business, a former division of CIT Bank that serviced reverse mortgage loans, was sold on May 31, 2018 and included all the operations, mortgage servicing rights and related servicing assets and liabilities. CIT recognized an after tax loss on disposal of the Financial Freedom business of $16 million in discontinued operations in the second quarter, related primarily to reserves and transaction costs.

Income from discontinued operations was $2 million in the current quarter, compared to losses of $3 million in the year-ago quarter and $20 million in the prior quarter. Excluding noteworthy items, of which there were none in the current quarter, there was a loss in the year-ago quarter of $1 million and a loss of $7 million in the prior quarter. For the nine months ended September 30, 2018 and 2017, net loss from discontinued operations totaled $25 million in 2018, compared to income of $214 million in 2017. Excluding noteworthy items, the current year to date loss was $11 million, compared to income of $56 million in the year-ago period. Noteworthy items are listed in "Non-GAAP Financial Measurements".

Business Air loans and leases totaled $111 million at September 30, 2018, down from $134 million at June 30, 2018 and $184 million at December 31, 2017.

Further details of discontinued operations, along with condensed balance sheets and income statements are included in Note 2 — Discontinued Operations. See also Note 12 — Contingencies for discussion related to the servicing obligations of the Financial Freedom business.

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

The following table presents the average balance sheet and related rates, along with the NFR and NFM.

Average Balances and Rates(1) (dollars in millions)

	Quarters Ended
	September 30, 2018			June 30, 2018			September 30, 2017
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest bearing cash deposits	$2,466.4	$11.7	1.90%	$3,530.8	$16.0	1.81%	$3,873.9	$12.5	1.29%
Investment securities and securities purchased under agreement to resell	6,415.7	44.5	2.77%	6,062.8	42.1	2.78%	5,796.3	38.0	2.62%
Loans and loans held for sale(2)(3)	28,408.7	427.6	6.02%	28,553.9	428.0	6.00%	27,793.1	417.1	6.00%
Total interest earning assets(2)(3)	37,290.8	483.8	5.19%	38,147.5	486.1	5.10%	37,463.3	467.6	4.99%
Operating lease equipment, net (including held for sale)(4)	8,031.8	129.7	6.46%	7,980.3	120.6	6.04%	7,797.6	123.3	6.33%
Indemnification assets	54.5	(10.2)	-74.86%	101.8	(12.5)	-49.12%	193.3	(13.6)	-28.14%
Average earning assets ("AEA")(2)(5)	45,377.1	603.3	5.32%	46,229.6	594.2	5.14%	45,454.2	577.3	5.08%
Non-interest earning assets
Cash and due from banks	172.7			215.9			522.5
Allowance for loan losses	(468.9)			(449.3)			(421.7)
All other non-interest bearing assets	2,717.2			2,734.7			2,330.5
Assets of discontinued operations	352.9			416.2			591.5
Total Assets	$48,151.0			$49,147.1			$48,477.0

Interest bearing deposits and borrowings
Deposits	$29,735.4	123.1	1.65%	$29,549.6	110.6	1.50%	$28,820.2	92.6	1.29%
Borrowings	8,692.2	90.8	4.18%	9,437.0	94.6	4.01%	8,591.6	84.1	3.92%
Total interest-bearing liabilities	38,427.6	213.9	2.23%	38,986.6	205.2	2.11%	37,411.8	176.7	1.89%
Non-interest bearing deposits	1,503.2			1,414.5			1,495.9
Other non-interest bearing liabilities	1,473.6			1,401.4			1,582.3
Liabilities of discontinued operations	327.9			419.0			579.6
Noncontrolling interests	—			—			0.2
Stockholders' equity	6,418.7			6,925.6			7,407.2
Total Liabilities and Shareholders' Equity	$48,151.0			$49,147.1			$48,477.0
Net revenue spread			3.09%			3.03%			3.19%
Impact of non-interest bearing sources			0.34%			0.34%			0.34%
NFR ($) / NFM (%)(2)		$389.4	3.43%		$389.0	3.37%		$400.6	3.53%
Adjusted NFR / NFM (excluding noteworthy items)		$380.8	3.36%		$380.4	3.29%		$392.8	3.46%

(1)...(5) See footnotes below table on next page.

Average Balances and Rates(1) (dollars in millions) (continued)

	Nine Months Ended
	September 30, 2018			September 30, 2017
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest bearing cash deposits	$2,645.9	$34.7	1.75%	$6,265.5	$48.9	1.04%
Investment securities and securities purchased under agreement to resell	6,302.8	129.9	2.75%	5,105.3	102.1	2.67%
Loans and loans held for sale(2)(3)	28,535.8	1,270.7	5.94%	28,259.6	1,268.0	5.98%
Total interest earning assets(2)(3)	37,484.5	1,435.3	5.11%	39,630.4	1,419.0	4.77%
Operating lease equipment, net (including held for sale)(4)	7,979.8	370.1	6.18%	7,637.1	367.8	6.42%
Indemnification assets	95.6	(36.9)	-51.46%	268.2	(31.1)	-15.46%
Average earning assets ("AEA")(2)(5)	45,559.9	1,768.5	5.18%	47,535.7	1,755.7	4.92%
Non-interest earning assets
Cash and due from banks	213.2			647.3
Allowance for loan losses	(449.6)			(431.6)
All other non-interest bearing assets	2,736.8			2,279.9
Assets of discontinued operations	415.2			4,837.7
Total Assets	$48,475.5			$54,869.0

Interest bearing deposits and borrowings
Deposits	$29,259.6	$330.8	1.51%	$29,952.9	$281.2	1.25%
Borrowings	9,089.1	268.8	3.94%	11,351.1	267.8	3.15%
Total interest-bearing liabilities	38,348.7	599.6	2.08%	41,304.0	549.0	1.77%
Non-interest bearing deposits	1,464.5			1,437.2
Other non-interest bearing liabilities	1,427.8			1,642.7
Liabilities of discontinued operations	412.8			1,560.3
Noncontrolling interests	-			0.3
Stockholders' equity	6,821.7			8,924.5
Total Liabilities and Shareholders' Equity	$48,475.5			$54,869.0
Net revenue spread			3.10%			3.15%
Impact of non-interest bearing sources			0.32%			0.23%
NFR ($) / NFM (%)(2)		$1,168.9	3.42%		$1,206.7	3.38%
Adjusted NFR / NFM (excluding noteworthy items)		$1,142.4	3.34%		$1,213.2	3.49%
(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the periods presented. Average rates are impacted by PAA.
(2)	The balance and rate presented is calculated net of average credit balances for factoring clients.
(3)	Non-accrual loans and related income are included in the respective categories.
(4)	Operating lease rental income is a significant source of revenue; therefore we have presented the rental revenues net of depreciation and net of maintenance and other operating lease expenses.
(5)	AEA is a non-GAAP measure. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

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

Average Balances and Rates(1) (dollars in millions)

	September 2018 Over June 2018 Comparison			September 2018 Over September 2017 Comparison
	Increase (Decrease) Due To Change In:			Increase (Decrease) Due To Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-bearing cash	$(5.0)	$0.7	$(4.3)	$(5.5)	$4.7	$(0.8)
Investment securities and securities purchased under agreement to resell	2.4	—	2.4	4.2	2.3	6.5
Loans and loans held for sale(2)(3)	(2.2)	1.8	(0.4)	9.3	1.2	10.5
Operating lease equipment, net (including held for sale)(4)	0.8	8.3	9.1	3.7	2.7	6.4
Indemnification assets	7.2	(4.9)	2.3	14.7	(11.3)	3.4
AEA(2)(5)	$3.2	$5.9	$9.1	$26.4	$(0.4)	$26.0
Interest-bearing deposits	$0.8	$11.7	$12.5	$3.1	$27.4	$30.5
Borrowings(4)	(7.7)	3.9	(3.8)	1.0	5.7	6.7
Total interest-bearing liabilities	$(6.9)	$15.6	$8.7	$4.1	$33.1	$37.2

(1)...(5) See footnotes to prior table.

NFR is driven by revenues on loans and leases and was $389 million in the current quarter, unchanged from the prior quarter and down from $401 million in the year-ago quarter. NFR in both the current and prior quarter included a $9 million benefit from the suspension of depreciation expense related to NACCO, compared to $8 million in the year-ago quarter. When operating lease equipment is in AHFS, depreciation is suspended, resulting in a benefit to NFR. The impact from suspended depreciation is further explained later in this section. Excluding noteworthy items, NFR was $381 million in the current quarter, compared to $380 million in the prior quarter and $393 million in the year-ago quarter. Compared to the prior quarter, NFR excluding noteworthy items was relatively unchanged, as a benefit from an $8.5 million prepayment on a lease (compared to a $4 million prepayment in the prior quarter) and lower maintenance costs in Rail were mostly offset by higher deposit costs. Compared to the year-ago quarter, NFR excluding noteworthy items decreased due to a reduction in PAA, as higher funding costs were mostly offset by higher interest income in the Commercial Banking segment and on investment securities.

Revenues generated on our interest-bearing cash and investments are indicative of the rising interest rate environment. The returns may fluctuate depending on the composition of the investments, interest rates and credit spreads. The year-ago nine month average balance and income was elevated due to the funds received on the sale of Commercial Air.

NFM excluding noteworthy items was 3.36%, compared to 3.29% in the prior quarter and 3.46% in the year-ago quarter. The increase in NFM compared to the prior quarter reflected higher yields on commercial loans, deployment of cash, which was elevated last quarter due to the reverse mortgage portfolio sale, and an increase in net operating lease revenue. These were partially offset by higher deposit costs, reflecting continued upward market trends, and the full quarter impact of the sale of the reverse mortgage portfolio, which were higher-yielding assets. The decline from the year-ago quarter reflected lower PAA, while higher yields on loans and investments were partially offset by higher deposit costs.

For the nine months ended September 30, 2018, NFR was down compared to 2017, reflecting lower PAA and higher deposit costs. Borrowing costs in the current year reflected an increase in FHLB costs, primarily driven by rate increases, and the impact of the subordinated debt issued in March 2018 and other unsecured debt issued in 2018. The year-ago period included $23 million in interest expense on approximately $5.8 billion of unsecured senior debt that previously was allocated to discontinued operations but was recorded in continuing operations following the Commercial Air sale on April 4, 2017, until the redemption of that debt later in the quarter. Partially offsetting this cost was $9 million in interest income related to the elevated cash balances for the period between the closing of the Commercial Air sale and the related liability management and capital actions. NFM was up 4 basis points (“bps”), reflecting mix shift in assets and the noteworthy items in the prior year. Excluding noteworthy items, NFR and NFM were down following similar trends noted above for the quarter.

While we explain in the Risk Management section that our balance sheet has a moderate amount of asset sensitivity, there are factors in addition to rising interest rates that have impacted and may continue to impact our NFR, including PAA, rising deposit betas, spread compression, a mix shift in earning assets and repricing down of railcar renewal rates.

AEA decreased from the prior quarter, reflecting the deployment of interest-bearing cash into certain liability and capital management actions and the full impact of the reverse mortgage portfolio sale in May. AEA for the nine months ended September 30, 2017 included elevated cash balances for the period between the closing of the Commercial Air sale and related liability management and capital actions. Excluding the Commercial Air impact, AEA decreased 2% as the decline in interest-bearing cash deposits and run-off and sales of the noted portfolios, offset growth in Commercial Banking.

The composition of our average funding mix was virtually unchanged from the prior quarter as follows:

Average Funding Mix

	Quarters Ended
	September 30, 2018	June 30, 2018	September 30, 2017
Deposits	78%	77%	78%
Unsecured borrowings	11%	11%	11%

Secured Borrowings:
Structured financings	3%	3%	4%
FHLB advances	8%	9%	7%

These proportions will fluctuate in the future depending upon our funding activities. In October 2018 we repaid approximately $465 million of structured financings related to Rail, the purchaser of NACCO assumed approximately $100 million of structured financings, and we announced in October and November 2018 redemptions of $431 million of senior unsecured notes in the fourth quarter. See Funding and Liquidity section and Note 14 – Subsequent Events for further details.

The following table details further the rates of interest bearing liabilities.

Interest-Bearing Deposits and Borrowings — Average Balances and Rates for the Quarters Ended (dollars in millions)

	September 30, 2018			June 30, 2018			September 30, 2017
	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)
Interest-bearing Deposits
Time deposits	$14,126.1	$70.0	1.98%	$13,839.9	$62.4	1.80%	$14,924.4	$62.1	1.66%
Interest-bearing checking	1,918.3	2.8	0.58%	2,339.4	3.6	0.62%	2,775.6	3.9	0.56%
Savings and Online money market accounts	8,765.4	35.4	1.62%	8,411.2	31.5	1.50%	5,598.6	14.6	1.04%
Other money markets / sweeps	4,925.6	14.9	1.21%	4,959.1	13.1	1.06%	5,521.6	12.0	0.87%
Total interest-bearing deposits	29,735.4	123.1	1.65%	29,549.6	110.6	1.50%	28,820.2	92.6	1.29%
Borrowings
Unsecured notes	4,422.4	56.9	5.15%	4,318.4	55.4	5.13%	4,346.3	57.4	5.28%
Secured borrowings	1,517.8	16.5	4.35%	1,641.0	16.6	4.05%	1,969.7	16.7	3.39%
FHLB advances	2,967.4	17.4	2.35%	3,711.0	20.5	2.21%	2,583.0	9.5	1.47%
Other credit facilities(1)	—	2.5	—%	—	4.9	—%	—	4.0	—%
Borrowings	8,907.6	93.3	4.19%	9,670.4	97.4	4.03%	8,899.0	87.6	3.94%
Allocated to discontinued operations	(215.4)	(2.5)		(233.4)	(2.8)		(307.4)	(3.5)
Total borrowings	8,692.2	90.8	4.18%	9,437.0	94.6	4.01%	8,591.6	84.1	3.92%
Total interest-bearing liabilities	$38,427.6	$213.9	2.23%	$38,986.6	$205.2	2.11%	$37,411.8	$176.7	1.89%
(1)	Balance includes interest expense related to facility fees and amortization of deferred costs on unused portions of credit facilities, including the Revolving Credit Facility and total return swaps.

We remain focused on optimizing our mix of deposits. Compared to the year-ago quarter, we have increased the percentage of non-maturity deposits relative to total deposits in conjunction with our strategy to optimize deposit costs through the rate cycle, while working within our risk management discipline. Compared to the prior quarter, time deposits were up as we offered attractive rates on shorter-term CDs. The table above reflects increased savings and online money market deposits compared to both the year-ago and prior quarters. In addition, we reduced sweep accounts and time deposits in the brokered channel. The deposit cost increases from the year-ago and prior quarters also reflected the impact from the increases in the short-term interest rate. See Funding and Liquidity section for tables that reflects period end deposits by type and by channel.

Borrowing costs increased compared to the year-ago quarter and was down from the prior quarter. The reduction from the prior quarter was primarily driven by decreased FHLB advance levels, while the increase from the year-ago quarter was impacted by rising rates. During the 2018 third quarter, we further extended our unsecured maturities and issued $500 million of unsecured notes at 4.750% due in February 2024 and repaid approximately $500 million of 3.875% unsecured notes due in February 2019. In the first quarter of 2018 we issued $1 billion of senior unsecured notes at a weighted average coupon rate of 4.69% and a weighted term of 5 years, and $400 million of unsecured subordinated debt at 6.125% in conjunction with our capital plan that allowed us to return $400 million of common equity. Most of the proceeds of the senior unsecured borrowings issued in the first quarter were used in April to repay $500 million of the 3.875% senior unsecured notes due in February 2019 and $383 million of 5.500% senior unsecured notes due in February 2019. During this period, we extended the weighted average maturity profile of the combined unsecured senior and subordinated notes to 4.9 years at September 30, 2018 from 4.1 years at March 31, 2018.

The following table reflects our total deposit base, interest bearing and non-interest-bearing deposits, and related rate:

Total Deposits — Average Balances and Rates for the Quarters Ended (dollars in millions)

	September 30, 2018			June 30, 2018			September 30, 2017
	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)
Interest-bearing deposits	$29,735.4	$123.1	1.65%	$29,549.6	$110.6	1.50%	$28,820.2	$92.6	1.29%
Non-interest-bearing deposits	1,503.2	—	—	1,414.5	—	—	1,495.9	—	—
Total deposits	$31,238.6	$123.1	1.58%	$30,964.1	$110.6	1.43%	$30,316.1	$92.6	1.22%

Deposits and borrowings are also discussed in Funding and Liquidity.

The following table depicts selected earning asset yields and margin-related data for our segments and divisions within the segments.

Segment Average Yield and Other Data (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Commercial Banking
AEA	$30,319.4	$29,965.1	$29,011.1	$30,116.1	$29,161.9
NFR	278.3	274.0	301.4	830.7	922.4
Gross yield	7.96%	7.90%	7.74%	7.81%	7.72%
NFM	3.67%	3.66%	4.16%	3.68%	4.22%
Average Earning Assets (AEA)
AEA
Commercial Finance	$10,230.6	$10,068.7	$9,541.0	$10,153.4	$9,876.8
Rail	7,774.6	7,712.5	7,542.7	7,728.9	7,421.2
Real Estate Finance	5,398.5	5,469.2	5,599.0	5,500.4	5,598.5
Business Capital	6,915.7	6,714.7	6,328.4	6,733.4	6,265.4
NFR
Gross yield
Commercial Finance	5.78%	5.66%	5.58%	5.58%	5.44%
Rail	11.51%	11.45%	11.44%	11.32%	11.70%
Real Estate Finance	5.60%	5.58%	5.32%	5.51%	5.19%
Business Capital	9.04%	9.05%	8.75%	9.01%	8.85%
NFM
NFR
Commercial Finance	$84.2	$83.4	$94.8	$253.7	$293.5
Rail	77.7	71.5	80.9	219.2	240.3
Real Estate Finance	40.2	42.7	50.7	129.6	151.2
Business Capital	76.2	76.4	75.0	228.2	237.4
Gross yield
NFM
Commercial Finance	3.29%	3.31%	3.97%	3.33%	3.96%
Rail	4.00%	3.71%	4.29%	3.78%	4.32%
Real Estate Finance	2.98%	3.12%	3.62%	3.14%	3.60%
Business Capital	4.41%	4.55%	4.74%	4.52%	5.05%

Consumer Banking
AEA	$6,433.2	$6,896.9	$6,904.3	$6,729.4	$7,101.0
NFR	120.6	122.3	108.2	352.4	325.9
Gross yield	4.91%	4.93%	5.34%	4.94%	5.52%
NFM	7.50%	7.09%	6.27%	6.98%	6.12%
AEA
Other Consumer Banking	$3,397.7	$3,098.6	$2,240.2	$3,077.4	$2,196.2
LCM	3,035.5	3,798.3	4,664.1	3,652.0	4,904.8
Gross yield
Other Consumer Banking	3.66%	3.64%	3.49%	3.62%	3.50%
LCM	6.31%	5.99%	6.23%	6.05%	6.42%
NFR
Other Consumer Banking	$90.3	$87.6	$58.4	$248.4	$157.5
LCM	30.3	34.7	49.8	104.0	168.4
NFM
Other Consumer Banking	10.63%	11.31%	10.43%	10.77%	9.56%
LCM	4.01%	3.65%	4.27%	3.80%	4.58%

Non-Strategic Portfolios
AEA	$78.6	$123.0	$226.9	$116.8	$307.7
NFR	0.6	0.1	1.6	1.4	4.8
Gross yield	7.12%	6.18%	8.11%	6.51%	7.71%
NFM	3.05%	0.33%	2.82%	1.60%	2.08%
Gross yields (interest income plus rental income on operating leases as a % of AEA) in Commercial Banking were up from the year-ago and prior quarters. The Commercial Finance increases in gross yields from the year-ago and prior quarters were primarily driven by the benefit of higher short-term interest rates, partially offset by a decline in PAA. Higher interest recoveries also contributed to the increase from the prior quarter. Gross yields in Rail were up from the year-ago and prior quarters, benefiting from a $8.5 million lease prepayment (compared to a $4 million prepayment benefit in the prior quarter) and higher utilization, which was partially offset by lease rates that continued to re-price lower on average across the North American portfolio. The Real Estate Finance gross yield improved from the year-ago and prior quarters, driven by the benefit of higher short term interest rates that more than offset lower PAA and prepayment related benefits. Gross yields in Business Capital were up from the year-ago quarter and flat with the prior quarter, reflecting asset mix.

Consumer Banking gross yields were down from the year-ago quarter, reflecting lower PAA, and down slightly from the prior quarter. Although both divisional gross yields were up, impact of the sale of the reverse mortgage portfolio, lower PAA and the dynamics of the AEA weighting for each division caused the segment level gross yield to be down compared to the year-ago and prior quarters. Gross yields in the Other Consumer Banking division reflect the benefit of the higher interest rate environment as that division grows its portfolio. Gross yields in LCM were up, as rising interest rates and lower negative interest income on the indemnification assets offset lower PAA. Each of the periods includes negative interest income associated with amortizing the indemnification asset on single family residential mortgage loans. The negative interest income on the indemnification asset was down about $2 million from the prior quarter and $3 million from the year-ago quarter. The negative amounts reduce interest income and are due to lower expected reimbursable losses under the loss share agreement, reflecting better than expected credit performance of the covered loans. While we expect the yield to remain negative, the level can increase or decrease as the indemnification assets amortize over the remaining contract period, which expires in March 2019. NFM in Consumer Banking is higher than gross yields as this segment receives credit from the other segments for the value of the deposits generated.

As of September 30, 2018, the remaining accretable purchase accounting adjustment was $653 million, of which $68 million related to Commercial Banking and $585 million related to Consumer Banking. This compares to $733 million of remaining accretable purchase accounting adjustment as of December 31, 2017, of which $97 million related to Commercial Banking and $636 million related to Consumer Banking. The remaining accretable purchase accounting adjustment in Consumer Banking is expected to run off at a rate consistent with the run-off of the underlying mortgages, which has averaged 10-15% annually and we are expecting accretion of the remaining Commercial Banking purchase accounting adjustment to continue to trend lower. However, amounts may vary quarter to quarter from fluctuations in prepayments, which results in a loan's remaining purchase accounting adjustments being accelerated into interest income. (See footnote 1 to the following table).

The following table displays PAA by segment and division for both interest income and interest expense.

Purchase Accounting Accretion (dollars in millions)

	Quarters Ended
	September 30, 2018			June 30, 2018			September 30, 2017
	PAA Recognized in:			PAA Recognized in:			PAA Recognized in:
	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR
Commercial Banking
Commercial Finance	$3.0	$—	$3.0	$4.2	$—	$4.2	$10.2	$0.2	$10.4
Real Estate Finance	4.5	—	4.5	4.5	—	4.5	11.4	—	11.4
Total Commercial Banking	7.5	—	7.5	8.7	—	8.7	21.6	0.2	21.8
Consumer Banking
Other Consumer Banking	0.3	0.6	0.9	0.3	0.7	1.0	—	1.0	1.0
Legacy Consumer Mortgages(3)	19.2	—	19.2	20.6	—	20.6	29.1	—	29.1
Total Consumer Banking	19.5	0.6	20.1	20.9	0.7	21.6	29.1	1.0	30.1
Corporate and Other	—	—	—	—	—	—	—	0.1	0.1
Total CIT	$27.0	$0.6	$27.6	$29.6	$0.7	$30.3	$50.7	$1.3	$52.0

(1)	Included in the above are accelerated recognition of approximately $6.3 million, $15.3 million and $6.4 million for the quarters ended September 30, 2018 and 2017 and June 30, 2018, respectively.
(2)	Debt and deposits acquired in the OneWest Bank acquisition were recorded at a net premium, therefore the PAA of that adjustment decreases interest expense.
(3)	The decline from the year-ago quarter reflects the transfer of the reverse mortgage portfolio to AHFS at the end of the third quarter of 2017.

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Data (dollars in millions)

	Quarters Ended						Nine Months Ended
	September 30, 2018		June 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
Rental income on operating leases	$264.3	13.16%	$261.3	13.09%	$252.3	12.94%	$779.2	13.02%	$754.8	13.18%
Depreciation on operating lease equipment	78.0	3.88%	77.2	3.87%	71.1	3.64%	231.6	3.87%	222.0	3.88%
Maintenance and other operating lease expenses	56.6	2.82%	63.5	3.18%	57.9	2.97%	177.5	2.97%	165.0	2.88%
Net operating lease revenue and %	$129.7	6.46%	$120.6	6.04%	$123.3	6.33%	$370.1	6.18%	$367.8	6.42%
Average operating lease equipment, including amounts held for sale	$8,031.8		$7,980.3		$7,797.6		$7,979.8		$7,637.1

Net operating lease revenue, which is a component of NFR, is driven principally by the performance of the Rail portfolio within the Commercial Banking segment. Net operating lease revenue was up from the year-ago and prior quarters on strong utilization, portfolio growth, lower maintenance costs and benefits from a lease prepayment ($8.5 million in the current quarter compared to a $4 million prepayment benefit in the prior quarter). In each of the quarters, net operating lease revenue benefited from suspended depreciation, $9 million for the current and prior quarters and $8 million in the year-ago quarter, related to the European Rail business, NACCO, which was in AHFS. See Note 14 – Subsequent Events for disclosure of the sale of NACCO in October 2018. If the suspended depreciation were included, the operating lease margins would have been 6.03%, 5.92% and

5.61%, for the current, year-ago and prior quarters, respectively. Suspended depreciation is discussed further below.

North America railcar utilization, including commitments to lease, remained at 98% unchanged from June 30, 2018. Overall lease rates of cars renewing priced down 15% compared to the rates on expiring leases, which, although better than our guidance, continues to reflect excess capacity in the market. We continue to expect downward pressure, and anticipate re-pricing to be down 20%-30% on average through 2019, reflecting continued pressure from tank car lease rates, which are coming due for renewal at a faster pace and at rates that are down from peak levels.

Depreciation is recognized on railcars and other operating lease equipment. Depreciation was up driven primarily by asset growth. Once a long-lived asset is classified as AHFS, depreciation expense is no longer recognized, and the asset is evaluated for impairment with any such charge recorded in other income. There were no related impairment charges recorded in the periods presented. Consequently, net operating lease revenue includes rental income on operating lease equipment classified as AHFS, but there is no related depreciation expense.

Maintenance and other operating lease expenses tend to be variable and relate to the Rail portfolio. The decline from the prior quarter was driven by lower freight expenses in the North America portfolio and lower costs in the NACCO portfolio. The increase in 2018 for the nine month comparison reflected increased volume from remarketing cars and pulling cars from storage and sending into service.

CREDIT METRICS

The following provides information on certain credit metrics, including non-accrual loan and net charge-off levels, as well as the provision for credit losses and allowance for loan losses, that management uses to track the credit quality of the portfolio.

Non-accrual loans totaled $318 million (1.04% of loans), compared to $292 million (0.99% of loans) at June 30, 2018, and $221 million (0.76% of loans) at December 31, 2017.

The provision for credit losses was $38 million, up from the prior quarter provision of $33 million and up from a $30 million provision in the year-ago quarter.  The year-ago-quarter provision included a noteworthy item of a $15 million charge related to the reverse mortgage portfolio transferred to held for sale in connection with the Financial Freedom Transaction.  Our assets are primarily commercial and a large part of our consumer loans are carried at a significant discount, which reduces charge-offs in our LCM division. As a result, the provision for credit losses is primarily driven by the Commercial Banking segment.

Net charge-offs were $26 million (0.35% of average loans) in the current quarter, up from $15 million (0.21% of average loans) in the prior quarter and down from $42 million (0.58% of average loans) in the year-ago quarter. The increase from the prior quarter was driven by the Commercial Banking segment. The prior year quarter included $20 million of charge-offs related to the transfer of the reverse mortgage portfolio to AHFS.

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Allowance — beginning of period	$467.3	$447.6	$426.0	$431.1	$432.6
Provision for credit losses(1)	38.1	32.9	30.1	139.8	84.2
Other(1)	(2.0)	2.1	5.1	(2.3)	(0.4)
Net additions	36.1	35.0	35.2	137.5	83.8
Gross charge-offs	(30.8)	(25.4)	(48.2)	(111.3)	(114.4)
Recoveries	4.8	10.1	6.5	20.1	17.5
Net Charge-offs	(26.0)	(15.3)	(41.7)	(91.2)	(96.9)
Allowance — end of period	$477.4	$467.3	$419.5	$477.4	$419.5
Provision for credit losses
Specific reserves on impaired loans	$6.9	$11.5	$2.3	$17.7	$6.3
Non-specific reserves	31.2	21.4	27.8	122.1	77.9
Total	$38.1	$32.9	$30.1	$139.8	$84.2
Allowance for loan losses
Specific reserves on impaired loans	$43.7	$36.8	$35.6
Non-specific reserves	433.7	430.5	383.9
Total	$477.4	$467.3	$419.5
Ratio
Allowance for loan losses as a percentage of total loans	1.57%	1.59%	1.47%
Allowance for loan losses as a percent of loans/Commercial	1.87%	1.90%	1.73%

(1)

The provision for credit losses also includes amounts related to reserves on unfunded loan commitments, letters of credit, and deferred purchase agreements, all of which are reflected in other liabilities. The balances included in other liabilities totaled $47 million, $45 million, and $44 million at September 30, 2018, June 30, 2018 and September 30, 2017, respectively. “Other” also includes allowance for loan losses associated with loan sales and foreign currency translations.

The allowance for loan losses was $477 million (1.57% of loans) at September 30, 2018, compared to $467 million (1.59% of loans) at June 30, 2018 and $419.5 million (1.47% of loans) at September 30, 2017. The current quarter provision for credit losses included an increase to the allowance for loan losses, primarily due to asset growth in the Commercial Banking segment.

See Note 3 — Loans for details regarding the unpaid principal balance, carrying value and allowance for loan losses related to PCI loans.

Loan Net Carrying Value (dollars in millions)

	Loans	Allowance for Loan Losses	Net Carrying Value
September 30, 2018
Commercial Banking	$24,095.7	$(450.2)	$23,645.5
Consumer Banking	6,400.1	(27.2)	6,372.9
Total	$30,495.8	$(477.4)	$30,018.4
December 31, 2017
Commercial Banking	$23,159.3	$(402.2)	$22,757.1
Consumer Banking	5,954.6	(28.9)	5,925.7
Total	$29,113.9	$(431.1)	$28,682.8

The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Net Charge-offs (dollars in millions)

	Quarters Ended						Nine Months Ended
	September 30, 2018		June 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
Gross Charge-offs
Commercial Finance	$14.6	0.58%	$9.8	0.40%	$5.2	0.22%	$64.4	0.86%	$23.2	0.32%
Real Estate Finance	0.2	0.01%	—	—%	(0.2)	(0.01)%	0.2	0.00%	4.1	0.10%
Business Capital	14.6	0.73%	14.8	0.77%	22.7	1.23%	44.0	0.76%	65.1	1.18%
Commercial Banking	29.4	0.50%	24.6	0.43%	27.7	0.49%	108.6	0.62%	92.4	0.54%
Legacy Consumer Mortgages	1.4	0.20%	0.8	0.10%	20.5	1.94%	2.7	0.12%	22.0	0.65%
Consumer Banking	1.4	0.09%	0.8	0.05%	20.5	1.27%	2.7	0.06%	22.0	0.44%
Total	$30.8	0.41%	$25.4	0.35%	$48.2	0.67%	$111.3	0.50%	$114.4	0.52%
Recoveries
Commercial Finance	$0.2	0.01%	$2.0	0.08%	$0.1	—%	$2.3	0.03%	$0.8	0.01%
Business Capital	4.5	0.23%	7.9	0.41%	5.9	0.32%	17.1	0.29%	15.5	0.28%
Commercial Banking	4.7	0.08%	9.9	0.18%	6.0	0.10%	19.4	0.11%	16.3	0.09%
Legacy Consumer Mortgages	0.1	0.02%	0.2	0.02%	0.5	0.04%	0.7	0.03%	1.2	0.04%
Consumer Banking	0.1	0.01%	0.2	0.01%	0.5	0.03%	0.7	0.01%	1.2	0.02%
Total	$4.8	0.06%	$10.1	0.14%	$6.5	0.09%	$20.1	0.09%	$17.5	0.08%
Net Charge-offs
Commercial Finance	$14.4	0.57%	$7.8	0.32%	$5.1	0.22%	$62.1	0.83%	$22.4	0.31%
Real Estate Finance	0.2	0.01%	—	—%	(0.2)	(0.01)%	0.2	0.00%	4.1	0.10%
Business Capital	10.1	0.51%	6.9	0.36%	16.8	0.91%	26.9	0.46%	49.6	0.90%
Commercial Banking	24.7	0.42%	14.7	0.25%	21.7	0.39%	89.2	0.51%	76.1	0.45%
Legacy Consumer Mortgages	1.3	0.18%	0.6	0.08%	20.0	1.90%	2.0	0.09%	20.8	0.61%
Consumer Banking	1.3	0.08%	0.6	0.04%	20.0	1.24%	2.0	0.04%	20.8	0.42%
Total	$26.0	0.35%	$15.3	0.21%	$41.7	0.58%	$91.2	0.41%	$96.9	0.44%

The following tables present information on non-accruing loans, which includes loans in AHFS for each period, and when added to other real estate owned (“OREO”) and other repossessed assets, sums to non-performing assets. PCI loans are excluded from these tables as they are written down at acquisition to their fair value using an estimate of cash flows deemed to be collectible. Accordingly, such loans are no longer classified as past due or non-accrual even though they may be contractually past due, because we expect to fully collect the new carrying values of these loans.

Non-accrual Loans (dollars in millions)(1)

	September 30, 2018	December 31 2017
Non-accrual loans
U.S.	$298.3	$211.1
Foreign	19.8	9.8
Non-accrual loans	$318.1	$220.9
Troubled Debt Restructurings
U.S.	$84.6	$103.5
Restructured loans	$84.6	$103.5
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$71.4	$31.9
(1)	Factored receivables within our Business Capital division do not accrue interest and therefore are not considered within non-accrual loans but are considered for credit provisioning purposes.

Non-accrual Loans (dollars in millions)

	September 30, 2018		December 31, 2017
Commercial Finance	$229.3	2.25%	$134.8	1.36%
Real Estate Finance	2.3	0.04%	2.8	0.05%
Business Capital	43.1	0.52%	53.2	0.70%
Commercial Banking	274.7	1.14%	190.8	0.82%
Legacy Consumer Mortgages	29.4	1.01%	19.9	0.60%
Other Consumer Banking	5.7	0.16%	0.4	0.02%
Consumer Banking	35.1	0.55%	20.3	0.34%
Non-Strategic Portfolios	8.3	NM	9.8	NM
Total	$318.1	1.04%	$220.9	0.76%

NM — Not meaningful; Non-accrual loans include loans held for sale. All of NSP non-accrual loans reflected loans held for sale; since there were no portfolio loans, no % is displayed.

Non-accrual loans were up from December 31, 2017, driven by various loans across different industries in Commercial Finance.   Non-accrual loans in Consumer Banking were up, driven by non-PCI loans in LCM.

Approximately 64% of our non-accrual accounts were paying currently compared to 52% at December 31, 2017. Our impaired loan carrying value (including PAA discount and charge-offs) to outstanding unpaid principal balances approximated 73% compared to 76% at December 31, 2017. For this purpose, impaired loans comprise principally non-accrual loans over $500,000 and TDRs.

Total delinquency (30 days or more) was 1.4% of loans at September 30, 2018 and 1.3% of loans at December 31, 2017.  Delinquency status of loans and loans held for sale are presented in Note 3 — Loans.

The tables that follow reflect loan carrying values of accounts that have been modified, excluding PCI loans.

TDRs and Modifications (dollars in millions)

	September 30, 2018		December 31 2017
		% Compliant		% Compliant
Troubled Debt Restructurings
Deferral of principal and/or interest	$26.8	85%	$31.8	95%
Covenant relief and other	57.8	72%	71.7	70%
Total TDRs	$84.6	76%	$103.5	78%
Percent non-accrual	62%		63%
Modifications(1)
Extended maturity	$31.9	100%	$35.7	100%
Covenant relief	157.7	80%	260.2	100%
Interest rate increase	176.5	100%	102.8	100%
Other	396.9	97%	229.5	90%
Total Modifications	$763.0		$628.2
Percent non-accrual	16%		8%

(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

PCI loans, TDRs and other credit quality information is included in Note 3 — Loans.

NON-INTEREST INCOME

Certain line-items in the table are changed from the year-ago presentation; all prior periods are conformed.

Non-interest Income (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Rental income on operating leases	$264.3	$261.3	$252.3	$779.2	$754.8
Other non-interest income:
Fee revenues	28.2	26.5	26.2	81.9	83.3
Factoring commissions	27.2	23.5	27.0	76.3	76.2
Gains on leasing equipment, net of impairments	13.6	14.4	12.2	41.5	34.0
BOLI Income	6.5	6.6	1.8	19.6	1.8
Gains on investment securities, net of impairments	3.6	3.7	10.4	10.6	17.5
Other revenues	7.1	60.7	(14.3)	96.4	14.2
Total other non-interest income	86.2	135.4	63.3	326.3	227.0
Total other non-interest income, excluding noteworthy items(1)	$96.8	$106.1	$90.1	$307.6	$261.9
Total non-interest income	$350.5	$396.7	$315.6	$1,105.5	$981.8
Factoring volume	$7,999.0	$6,648.9	$7,205.9	$22,073.9	$19,748.8
(1)	Total non-interest income, excluding noteworthy items are non-GAAP balances, see reconciliations to GAAP balance in Non-GAAP Financial Measurements.

Rental Income on Operating Lease Equipment

Rental income on operating leases from equipment we lease is generated in the Rail and Business Capital divisions in the Commercial Banking segment and recognized principally on a straight line basis over the lease term. Rental income is discussed in “Net Finance Revenues” and “Results by Business Segment”. See also our 2017 Form 10-K, Note 6 — Operating Lease Equipment in Item 8. Financial Statements and Supplementary Data for information on operating leases.

Other Non-Interest Income

Other non-interest income was down compared to the prior quarter. For the quarter ended September 30, 2018, other revenues included aggregate noteworthy items of a $10 million net charge. CIT recorded an impairment charge (included in other revenues) of $21 million to reduce the indemnification asset (included in other assets) for the amounts deemed uncollectable within the remaining indemnification period. See further disclosure in Note 3 – Loans (Credit Quality Information section). Partially offsetting this impairment was an $11 million benefit from a release of a valuation reserve related to AHFS in China within the NSP segment. Other revenues benefited last quarter from $29 million in Consumer Banking related to the Financial Freedom transaction, primarily a $27 million gain on the sale of the reverse mortgage portfolio. Excluding noteworthy items, total other non-interest income4 was down.  Factoring commissions increased from seasonally higher volumes, partially offset by a lower average commission rate. Other revenues in the prior quarter also included a $6 million benefit from a release of reserves related to the OneWest acquisition and income of $5 million related to the reverse mortgage portfolio, which was sold on May 31, 2018 as part of the Financial Freedom Transaction.

Other non-interest income in the current quarter, excluding noteworthy items, increased from the year-ago quarter, reflecting higher income from bank-owned life insurance (“BOLI”). The year-ago quarter included $27 million in aggregate of noteworthy items, including a $5 million write-down of OREO, a $9 million impairment on reverse mortgage related assets and a $12 million write-down of the reverse mortgage portfolio that was moved to AHFS, all related to the Financial Freedom Transaction and included in other revenues.

For the nine months ended September 30, 2018, other non-interest income was up compared to 2017. Excluding noteworthy items, total other non-interest income was up, reflecting BOLI income.

[4]	Other non-interest income excluding noteworthy items is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

NON-INTEREST EXPENSES

Non-Interest Expense (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Depreciation on operating lease equipment	$78.0	$77.2	$71.1	$231.6	$222.0
Maintenance and other operating lease expenses	56.6	63.5	57.9	177.5	165.0
Operating expenses:
Compensation and benefits	137.3	143.2	139.0	428.3	427.7
Technology	32.3	32.7	30.6	97.4	97.2
Professional fees	16.7	20.7	32.1	63.2	103.5
Insurance	15.9	18.5	18.5	54.3	69.0
Net occupancy expense	16.1	16.0	16.1	48.3	51.1
Advertising and marketing	10.6	13.4	13.6	37.0	29.4
Other expenses	28.4	17.0	18.3	65.6	66.9
Operating expenses, excluding restructuring costs and intangible asset amortization	257.3	261.5	268.2	794.1	844.8
Intangible asset amortization	6.0	6.0	6.2	18.0	18.6
Restructuring costs	—	—	2.9	—	21.1
Total operating expenses	263.3	267.5	277.3	812.1	884.5
Loss on debt extinguishment and deposit redemption	3.5	19.3	53.5	22.9	218.3
Total non-interest expenses	$401.4	$427.5	$459.8	$1,244.1	$1,489.8
Headcount	3,757	3,843	3,966	3,757	3,966
Operating expenses excluding restructuring costs and intangible asset amortization as a % of AEA(1)	2.27%	2.26%	2.36%	2.32%	2.43%
Net efficiency ratio(2)	54.1%	49.9%	57.8%	53.1%	58.9%
Net Efficiency Ratio excluding noteworthy items(2)	53.9%	53.8%	55.5%	54.8%	57.3%

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

Maintenance and Other Operating Lease Expenses

Maintenance and other operating lease expenses relates to equipment ownership and leasing costs associated with the Rail portfolio and tend to be variable. Rail provides railcars primarily pursuant to full-service lease contracts under which Rail as lessor is responsible for railcar maintenance and repair. The decline from the prior quarter was driven by lower freight expenses in the North America portfolio and lower costs in the NACCO portfolio. The increase in 2018 for the nine month comparison reflected increased volume from remarketing cars and pulling cars from storage and sending into service.

Operating Expenses

Operating expenses were down from the year-ago and prior quarters. Operating expenses excluding noteworthy items and intangible assets amortization5 were down from the year-ago quarter on lower professional fees, partially offset by higher other non-income tax expenses. The decline from the prior quarter was driven by lower employee costs and professional fees, and the prior quarter included a benefit of a $5 million reversal of a non-income tax-related reserve in other expenses.

Compared to the year-ago nine months, operating expenses excluding restructuring costs and intangible assets amortization were down, reflecting lower professional fees and FDIC insurance costs, partially offset by higher advertising and marketing costs, primarily in Consumer Banking.

We remain on track to reduce our annual operating expense to our target of $1,050 million (before noteworthy items and intangible amortization) for 2018 as we continue to right-size the organization.

The net efficiency ratio excluding noteworthy items was unchanged from the prior quarter and improved from the year-ago quarter, as lower operating expenses and higher non-interest income offset a decline in NFR.

[5]

Operating expense excluding restructuring costs and intangible assets amortization is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information

Loss on Debt Extinguishments and Deposit Redemptions

In the current quarter, we recognized $3 million in debt extinguishment costs associated with the redemption of approximately $500 million of unsecured senior debt. In the prior quarter, we recognized $19 million in debt extinguishment costs associated with the redemption of $883 million of unsecured senior debt. The $54 million in debt extinguishment costs in the year-ago quarter related to the redemption of $800 million of unsecured senior debt. The year-ago nine-months also included $165 million in debt extinguishment costs associated with the reduction of $5.8 billion of unsecured senior debt from the proceeds of the Commercial Air sale.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Provision for income taxes, before noteworthy and tax discrete items	$49.5	$49.6	$53.2	$136.2	$171.5
Tax on noteworthy items and other tax discrete items	(8.2)	7.8	(173.0)	3.8	(267.0)
Provision (benefit) for income taxes	$41.3	$57.4	$(119.8)	$140.0	$(95.5)
Effective tax rate	24.2%	28.0%	(116.3)%	26.9%	(38.7)%
Effective tax rate, before tax discrete items and noteworthy items(1)	28.2%	26.7%	27.4%	27.4%	31.6%

(1)	Effective tax rate excluding discrete items and noteworthy items are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP financial information.

The Company’s current quarter income tax expense before noteworthy and discrete tax items is $49.5 million.  This compares to income tax expense of $49.6 million in the prior quarter and $53.2 million in the year-ago quarter. The provision for income taxes before tax discrete and noteworthy items was lower in the current nine months ended period compared to the year ago nine months ended period, primarily driven by lower statutory income tax rates from U.S. tax reform, partially offset by a change in accounting policy for LIHTC investments from the equity method of accounting to the proportional method, disallowance of FDIC insurance premiums, and higher state income taxes.

The effective tax rate each quarter is impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances (“VA”), and discrete items. The future period’s effective tax rate may vary from the actual year-end 2018 effective tax rate due to the changes in these factors.

Included in the tax on noteworthy and other discrete tax items of $3.8 million for the nine months ended September 30, 2018 was:

•

$9.9 million deferred income tax benefit recorded  resulting from the release of a VA on deferred tax assets established on the capital losses generated in the prior year from an equity investment in a wholly-owned foreign subsidiary,

•	$6.9 million deferred income tax expense related to the increase to the deferred tax liability on the Company’s investment in NACCO, which is classified as “held for sale,”
•	$4.5 million deferred income tax expense resulting from revaluation of U.S. state deferred tax assets and liabilities as a result of state tax rate changes,
•	$1.4 million deferred income tax benefit resulting from favorable audit resolutions with state taxing authorities on prior year U.S. state income tax returns, and
•	$3.7 million income tax expense on other tax discrete items and noteworthy items remaining as listed in the “Non-GAAP Financial Measurements” section.

Included in the tax on noteworthy and other discrete tax items of $(267.0) million for the nine months ended September 30, 2017 was:

•

$140.4 million deferred income tax benefit related to the recognition of a $235 million deferred tax asset on an equity investment in a wholly-owned foreign subsidiary, partially offset by a $95 million VA,

•	$85.5 million deferred income tax benefit on the debt extinguishment costs,
•

$19.3 million current tax benefit, including interest and penalties, related to legacy OneWest Bank matters, including the release of a tax reserve upon the favorable resolution of an uncertain tax position and recognition of expected tax refunds,

•	$13.9 million in deferred income tax expense recorded related to the restructuring of legal entities in preparation for the Commercial Air sale,
•	$6.9 million deferred income tax benefit related to the recognition of a deferred tax asset related to the Company’s investment in NACCO, which is now classified as “held for sale,” and
•	$28.8 million income tax benefit on other tax discrete items and noteworthy items remaining as listed in the “Non-GAAP Financial Measurements” section.

Management expects the 2018 global effective tax rate to be in the range of 26% to 28%, excluding discrete tax items and noteworthy items. Furthermore, cash income taxes paid will remain minimal until the Company's net operating loss (“NOLs”) carry-forwards are fully utilized.

The amount of future cash taxes will depend on the level of taxable income after utilization of the remaining NOLs, including the implications of amounts subject to the Section 382 limitation. Cash taxes were a net payment of $2.7 million for the current quarter, compared to $15.0 million in the prior quarter, and $24.2 million net payment in the year-ago quarter.

On July 1, 2018, New Jersey signed legislation which implements a new surtax effective January 1, 2018.  Corporations will pay an additional 2.5 percent surtax in 2018 and 2019, followed by 1.5 percent surtax in 2020 and 2021 before phasing out entirely in 2022.  Additionally, the newly enacted legislation changed the filing requirements of Corporations from a separate tax return basis to a mandatory combined unitary tax return basis effective January 1, 2019. The Company evaluated the impact of the enacted legislation and determined the amount was immaterial to the deferred income tax expense from the revaluation of the U.S. state deferred tax assets and liabilities.  Additionally, there was an immaterial impact to the overall effective tax rate which the Company believes will remain consistent in future periods.

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

Commercial Banking

Commercial Banking is comprised of four divisions: Commercial Finance, Rail, Real Estate Finance and Business Capital. Revenue is generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities and banking services, along with capital markets transactions and commissions earned on factoring and related activities. A detailed description of the divisions is included at the end of Item 1. Business Overview in our 2017 Form 10-K.

Commercial Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
Earnings Summary	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest income	$338.9	$330.4	$309.4	$984.2	$933.5
Rental income on operating leases	264.3	261.3	252.3	779.2	754.8
Finance revenue	603.2	591.7	561.7	1,763.4	1,688.3
Interest expense	190.3	177.0	131.3	523.6	378.9
Depreciation on operating lease equipment	78.0	77.2	71.1	231.6	222.0
Maintenance and other operating lease expenses	56.6	63.5	57.9	177.5	165.0
Net finance revenue (NFR)	278.3	274.0	301.4	830.7	922.4
Provision for credit losses	39.0	33.2	11.1	139.4	60.1
Other non-interest income	76.4	73.1	70.9	227.5	218.0
Operating expenses	172.3	171.4	168.6	526.8	523.8
Income before income taxes	$143.4	$142.5	$192.6	$392.0	$556.5

Select Period End Balance
Loans and leases	$32,320.9	$31,160.4	$30,625.1	$32,320.9	$30,625.1
Earning assets (net of credit balances of factoring clients)	30,911.9	29,996.9	29,163.3	30,911.9	29,163.3
Select Average Balances
Average loans (includes HFS, and net of credit balances)	$22,017.7	$21,723.9	$20,977.7	$21,865.7	$21,280.3
Average operating leases (AOL)* (includes HFS)	8,031.8	7,980.3	7,797.6	7,979.8	7,637.1
Average earning assets (AEA)	30,319.4	29,965.1	29,011.1	30,116.1	29,161.9
Statistical Data
Net finance margin - NFR as a % of AEA	3.67%	3.66%	4.16%	3.68%	4.22%
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses*	$129.7	$120.6	$123.3	$370.1	$367.8
Operating lease margin as a % of AOL*	6.46%	6.04%	6.33%	6.18%	6.42%
Net efficiency ratio	48.2%	49.0%	44.9%	49.4%	45.5%
Pretax return on AEA	1.89%	1.90%	2.66%	1.74%	2.54%
New business volume	$2,770.4	$2,378.5	$2,044.0	$7,416.1	$5,705.7
Factoring volume	7,999.0	6,648.9	7,205.9	22,073.9	19,748.8

* See discussion below for the impact of suspended depreciation.

Pre-tax earnings in each of the quarters included a noteworthy item related to the benefit from the suspension of depreciation expense related to NACCO of $9 million for the current and prior quarters and $8 million for the year-ago quarter. Compared to the year-ago quarter, pre-tax earnings excluding noteworthy items of $135 million decreased from $185 million, primarily driven by a decline in NFR and an increase in the credit provision. Similar trends are noted for the year to date periods. Excluding noteworthy items, pre-tax earnings increased from $134 million in the prior quarter as increases in net finance revenue and other non-interest income were mostly offset by an increase in the credit provision, and was essentially unchanged from the year-ago quarter.

AEA consisted primarily of loans and leases. As displayed in the above table, average loans and leases, net of credit balances of factoring clients, was up from the year-ago and prior quarters, mostly reflecting growth in Business Capital and Commercial Finance.

Compared to the year-ago quarter, new lending and leasing volume increased, with strong growth in Commercial Finance and equipment financing businesses in Business Capital. New lending and leasing volume increased from the prior quarter driven by growth in Commercial Finance and Real Estate Finance while new origination volume in the equipment financing businesses in Business Capital remained strong.

Factored volume of $8.0 billion was up 11% compared to the year-ago quarter, driven primarily by increased volume in the technology industry, and up 20% from the prior quarter due to seasonal trends.

Rail AEA of $7.8 billion was up from $7.5 billion in the year-ago quarter and up slightly from the prior quarter. In October 2018, we completed the sale of NACCO, our European railcar business, which consisted of approximately $1.2 billion of leases and loans in AHFS, including approximately 15,000 railcars, and we expect to recognize a pre-tax gain on sale of approximately $30-35 million in the fourth quarter of 2018. See Note 14 – Subsequent Events. Our North America rail portfolio included approximately 117,000 railcars at September 30, 2018, and we had approximately 2,070 railcars on order from manufacturers that had deliveries scheduled into 2019. See Note 11 — Commitments in Item 1. Consolidated Financial Statements for railcar manufacturer commitment data.

Trends included:

•

Excluding the noteworthy items, NFR was down from the year-ago quarter and nine-months, as pressure on rental income as noted below, higher interest expense and lower PAA offset the growth in earning assets and an increase in interest income from higher interest rates on floating rate earning assets. The increase from the prior quarter reflects a benefit from an lease prepayment of $8.5 million compared to $4 million in the prior quarter.

•

NFM decreased compared to the year-ago quarter and nine-months from the mentioned decreases in NFR. Pressure on NFM was also driven by continued lower lease renewal rates on our rail portfolio, as discussed below and in the Net Finance Revenue section earlier in the MD&A. NFM was essentially unchanged compared to the prior quarter.

•

PAA totaled $8 million, $9 million and $22 million in the current, prior and year-ago quarters, respectively. Essentially all accretion benefited interest income. See Purchase Accounting Accretion table in Net Finance Revenue section for amounts of PAA by division. The current quarter, prior and year-ago quarters included $3 million, $3 million and $12 million, respectively, of PAA that was accelerated due to prepayments.

•

Gross yields (interest income plus rental income on operating leases as a % of AEA) in Commercial Banking were up from the year-ago and prior quarters. See Select Segment and Division Margin Metrics table and discussion that follows that table in Net Finance Revenue section for gross yields by division.

•

Net operating lease revenue, which is a component of NFR, is driven primarily by the performance of our rail portfolio. Rail’s net rental income was up from the prior quarter, benefiting from an increase in lease prepayment benefits ($8.5 million in the current quarter and $4 million in the prior quarter) and increased railcar utilization. Excluding noteworthy items (suspended depreciation), compared to both the year-ago and prior quarters, net operating revenue was up, mainly driven by the increase in lease prepayment benefits, partially offset by renewal rates that continue to price lower due to excess capacity in the market. We expect renewal rates to continue to be below expiring rates through 2019, as discussed in the Net Finance Revenue section. The amount of this re-pricing will fluctuate depending on the number and types of cars renewing during any given quarter. Suspended depreciation on operating lease equipment in AHFS was noted above. If the suspended depreciation were included, the operating lease margin was 6.03%, 5.92% and 5.61%, for the current, year-ago and prior quarters, respectively. Railcar utilization in our North America portfolio, including commitments to lease, remained at 98%, unchanged from June 30, 2018.

Consumer Banking

Consumer Banking includes Retail Banking, Consumer Lending, and SBA Lending, which are grouped together for purposes of discussion as Other Consumer Banking, and Legacy Consumer Mortgages (“LCM”). A detailed description of the divisions is included at the end of Item 1. Business Overview in our 2017 Form 10-K. See also Note 1 — Business and Summary of Significant Accounting Policies and Note 5 — Indemnification Assets in Item 8. Financial Statements and Supplementary Data in our 2017 Form 10-K for accounting and detailed discussions.

Consumer Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
Earnings Summary	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest income	$79.0	$85.0	$92.2	$249.2	$293.8
Interest (benefit)	(41.6)	(37.3)	(16.0)	(103.2)	(32.1)
Net finance revenue (NFR)	120.6	122.3	108.2	352.4	325.9
Provision (benefit) for credit losses	(0.9)	(0.3)	19.0	0.4	24.1
Other non-interest income	(18.1)	37.5	(22.7)	30.9	(9.1)
Operating expenses	88.9	93.7	106.2	278.6	298.0
Income (loss) before income taxes	$14.5	$66.4	$(39.7)	$104.3	$(5.3)
Select Period End Balance
Loans (includes HFS)	$6,412.0	$6,328.0	$6,678.6	$6,412.0	$6,678.6
Earning assets	6,447.7	6,415.5	6,850.4	6,447.7	6,850.4
Deposits	26,048.1	26,004.5	23,247.6	26,048.1	23,247.6
Select Average Balances
Average loans (includes HFS)	$6,363.9	$6,786.7	$6,711.0	$6,626.3	$6,832.7
Average earning assets (AEA)	6,433.2	6,896.9	6,904.3	6,729.4	7,101.0
Statistical Data
Net finance margin - NFR as a % of AEA	7.50%	7.09%	6.27%	6.98%	6.12%
Net efficiency ratio	82.2%	55.8%	118.9%	69.1%	89.7%
Pretax return on AEA	0.90%	3.85%	(2.30)%	2.07%	(0.10)%
New business volume	$360.0	$482.6	$223.2	$1,231.2	$527.5

Pre-tax earnings in each of the quarters included noteworthy items. The current quarter non-interest income included a $21 million impairment charge to reduce the carrying value of the indemnification asset for the amounts deemed uncollectable within the remaining indemnification period (see Credit Quality section of Note 3 – Loans for discussion of impairment.) The year-ago quarter included $42 million of noteworthy charges; including $27 million on reverse mortgage related assets that were part of the Financial Freedom Transaction in non-interest income and $15 million of charge-offs related to the reverse mortgage portfolio transfer to AHFS in the provision for credit losses. The prior quarter included $29 million of other non-interest income related to the Financial Freedom transaction, primarily a gain on the sale of the reverse mortgage portfolio. Excluding the noteworthy items, pre-tax earnings were $36 million, compared to $37 million in the prior quarter and $3 million in the year-ago quarter, and $96 million and $37 million for the nine months ended 2018 and 2017, respectively. Compared to the year-ago quarter and nine months, pre-tax earnings was up reflecting the increase in the benefit in interest expense received from the other segments for the value of the excess deposits Consumer Banking generates.

Average loans, including held for sale, for the quarter and nine-months ended September 30, 2018, were down compared to the year-ago periods, as run-off of the LCM portfolio and the sale of the reverse mortgage portfolio, comprised of loans and related OREO assets of $884 million, were partially offset by new business volume in the Other Consumer Banking division. Average loan growth in Other Consumer Banking was primarily driven by increases in residential mortgage lending in the retail and correspondent origination channels and closed loan purchases. The decline in average loans, including held for sale, from the prior quarter was driven by the full quarter impact of the reverse mortgage portfolio sold in May 2018 and run-off in LCM, partially offset by new business volumes in the Other Consumer Banking division. LCM made up $3.0 billion of the current quarter average balance, with a significant portion covered by the loss sharing agreement with the FDIC under IndyMac. The IndyMac loss share agreement expires in March 2019, the benefit of which is recorded as an indemnification asset. See Note 2 — Discontinued Operations and Note 3 – Loans earlier in this document. See also Note 5 — Indemnification Assets in Item 8. Financial Statements and Supplementary Data of CIT’s 2017 Form 10-K for more detailed discussion on the indemnification assets.

Deposits, which include deposits from the branch and online channels, increased from the prior and year-ago quarters, driven by an increase in savings and online money market accounts and in the current quarter, the increase in short term time deposits, partially offset by a decrease in interest-bearing checking accounts and also long term time deposits compared to the year-ago quarter.

Trends included:

•

NFR increased from the year-ago quarter and nine-months, primarily due to an increase in the benefit in interest expense described above, partially offset by the decline in interest income due to the sale of the reverse mortgage portfolio, lower PAA as the assets mature and run-off of the LCM portfolio. NFR decreased slightly compared to the prior quarter, as the increase in benefit in interest expense was offset by lower interest income due to the sale of the reverse mortgage portfolio in May 2018 and run-off of the LCM portfolio. NFM reflected similar trends. There was approximately $10 million (including PAA of $3 million accelerated) of net PAA (PAA less amounts of negative interest on the indemnification asset) in the current quarter, compared to $17 million (including PAA of $4 million accelerated) in the year-ago quarter and $9 million (including PAA of $3 million accelerated) in the prior quarter.

Non-Strategic Portfolios (NSP)

NSP consists of businesses and portfolios that we no longer consider strategic.

Non-Strategic Portfolios: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
Earnings Summary	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest income	$1.4	$1.9	$4.6	$5.7	$17.8
Interest expense	0.8	1.8	3.0	4.3	13.0
Net finance revenue (NFR)	0.6	0.1	1.6	1.4	4.8
Other non-interest income	11.6	0.7	4.9	13.5	2.2
Operating expenses	2.2	2.2	9.2	6.6	13.0
Income (loss) before income taxes	$10.0	$(1.4)	$(2.7)	$8.3	$(6.0)
Select Period End Balance
Loans and leases	$32.1	$29.7	$87.8	$32.1	$87.8
Earning assets	85.1	81.4	228.8	85.1	228.8
Select Average Balances
Average earning assets (AEA)	$78.6	$123.0	$226.9	$116.8	$307.7
Statistical Data
Net finance margin — NFR as a % of AEA	3.05%	0.33%	2.82%	1.60%	2.08%
Pretax return on AEA	50.89%	(4.55)%	(4.76)%	9.47%	(2.60)%

Income before income taxes for the current quarter reflects an $11 million reversal of a valuation reserve in other non-interest income due to an increase in fair value of certain assets held for sale in China. In the year-ago nine-month period, the loss before income taxes included a noteworthy item of an $8 million currency translation adjustment charge in other non-interest income related to the exit of international businesses.

The loans and leases at September 30, 2018, were all in China.

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate and Other. Some of the more significant and recurring items include interest income on investment securities, a portion of interest expense primarily related to corporate liquidity costs, mark-to-market adjustments on non-qualifying derivatives and BOLI (other non-interest income), restructuring charges, as well as certain unallocated costs and intangible assets amortization expenses (operating expenses) and loss on debt extinguishments.

Corporate and Other: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
Earnings Summary	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest income	$54.3	$56.3	$47.8	$159.3	$142.8
Interest expense	64.4	63.7	58.4	174.9	189.2
Net finance revenue (NFR)	(10.1)	(7.4)	(10.6)	(15.6)	(46.4)
Other non-interest income	16.3	24.1	10.2	54.4	15.9
Operating expenses - Including gain/ (loss) on debt extinguishment	3.4	19.5	46.8	23.0	268.0
Income (loss) before benefit for income taxes	$2.8	$(2.8)	$(47.2)	$15.8	$(298.5)
Select Balances
Average earning assets	$8,545.9	$9,244.6	$9,311.9	$8,597.6	$10,965.1
Earning assets (end of period)	7,414.5	9,038.7	8,026.0	7,414.5	8,026.0
Noteworthy items decreased pre-tax income by $3 million, $56 million and $19 million for the quarters ended September 30, 2018 and 2017, and June 30, 2018, respectively. Noteworthy items decreased pre-tax income by $22 million and $254 million for the nine months ended September 30, 2018 and 2017, respectively. Noteworthy items included loss on debt extinguishments in each of the periods. Noteworthy items in the year-ago quarter and nine months included restructuring charges, and the year-ago nine months also included interest expense partially offset by interest income, related to the timing of debt repayments and the elevated cash balances from the Commercial Air sale and the related liability management and capital actions. Noteworthy items are listed in the Non-GAAP Financial Measurements section.

Excluding noteworthy items, pre-tax income in the current quarter was $6 million compared to $16 million in the prior quarter and $9 million in the year-ago quarter. Year to date excluding noteworthy items, pre-tax income totaled $38 million in 2018 compared to a pre-tax loss of $45 million in 2017.

LOANS AND LEASES

The following table presents our period end loans and leases by segment.

Loans and Leases Composition (dollars in millions)

	September 30, 2018	June 30, 2018	December 31, 2017
Commercial Banking
Commercial Finance
Loans	$10,176.4	$9,899.9	$9,928.8
Assets held for sale	65.7	70.4	123.5
Total Loans and leases	10,242.1	9,970.3	10,052.3
Rail
Loans	89.4	80.9	82.8
Operating lease equipment, net	6,378.3	6,312.8	6,260.9
Assets held for sale	1,214.5	1,206.4	1,188.4
Total Loans and leases	7,682.2	7,600.1	7,532.1
Real Estate Finance
Loans	5,502.8	5,309.3	5,567.9
Assets held for sale	44.8	—	22.3
Total Loans and leases	5,547.6	5,309.3	5,590.2
Business Capital
Loans	8,327.1	7,749.6	7,579.8
Operating lease equipment, net	510.4	521.1	478.0
Assets held for sale	11.5	10.0	—
Total Loans and leases	8,849.0	8,280.7	8,057.8
Total Segment - Commercial Banking
Loans	24,095.7	23,039.7	23,159.3
Operating lease equipment, net	6,888.7	6,833.9	6,738.9
Assets held for sale	1,336.5	1,286.8	1,334.2
Total loans and leases	32,320.9	31,160.4	31,232.4
Consumer Banking
Legacy Consumer Mortgages
Loans	2,914.3	3,054.3	3,331.1
Assets held for sale	—	—	861.0
Total Loans and leases	2,914.3	3,054.3	4,192.1
Other Consumer Banking
Loans	3,485.8	3,254.4	2,623.5
Assets held for sale	11.9	19.3	4.6
Total Loans and leases	3,497.7	3,273.7	2,628.1
Total Segment - Consumer Banking
Loans	6,400.1	6,308.7	5,954.6
Assets held for sale	11.9	19.3	865.6
Total Loans and leases	6,412.0	6,328.0	6,820.2
Non-Strategic Portfolios
Assets held for sale	32.1	29.7	63.3
Total loans and leases	32.1	29.7	63.3
Total Loans	$30,495.8	$29,348.4	$29,113.9
Total operating lease equipment, net	6,888.7	6,833.9	6,738.9
Total assets held for sale	1,380.5	1,335.8	2,263.1
Total loans and leases	$38,765.0	$37,518.1	$38,115.9

Total loans and leases were up 3.3% and 1.7% from June 30, 2018 and December 31, 2017, respectively. The increase in Commercial Banking reflects higher loans and leases in the equipment finance businesses and seasonally higher factoring receivables in Business Capital and growth in Commercial Finance. Rail assets held for sale related to NACCO, our European rail business that was sold in October 2018. Consumer Banking was up compared to June 30, 2018, as originations in Other Consumer Banking was partially offset by LCM run-off. The decline in Consumer Banking from year-end reflects the sale of the reverse mortgage loan portfolio in LCM in May 2018.

Total loans and leases trends are discussed in the respective segment descriptions in the prior section, “Results by Business Segment.”

The following table presents the changes to our total loans and leases:

Changes in Loans and Leases (dollars in millions)

	Commercial Banking	Consumer Banking	Non- Strategic Portfolios	Total
Balance as of June 30, 2018	$31,160.4	$6,328.0	$29.7	$37,518.1
New business volume	2,770.4	360.0	—	3,130.4
Loan and portfolio sales	(64.3)	(31.3)	—	(95.6)
Equipment sales	(57.8)	—	—	(57.8)
Depreciation	(78.0)	—	—	(78.0)
Gross charge-offs	(29.4)	(1.4)	—	(30.8)
Collections and other	(1,380.4)	(243.3)	2.4	(1,621.3)
Balance as of September 30, 2018	$32,320.9	$6,412.0	$32.1	$38,765.0

Balance as of December 31, 2017	$31,232.4	$6,820.2	$63.3	$38,115.9
New business volume	7,416.1	1,231.2	—	8,647.3
Loan and portfolio sales	(233.1)	(938.7)	—	(1,171.8)
Equipment sales	(167.1)	—	(5.4)	(172.5)
Depreciation	(231.6)	—	—	(231.6)
Gross charge-offs	(108.6)	(2.7)	—	(111.3)
Collections and other	(5,587.2)	(698.0)	(25.8)	(6,311.0)
Balance as of September 30, 2018	$32,320.9	$6,412.0	$32.1	$38,765.0

Portfolio activities are discussed in the respective segment descriptions in “Results by Business Segment”.

The following tables present new business and factoring volumes, along with loan and portfolio sales and equipment sales by segment:

New Business and Factoring Volume (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Commercial Banking	$2,770.4	$2,378.5	$2,044.0	$7,416.1	$5,705.7
Consumer Banking	360.0	482.6	223.2	1,231.2	527.5
Total	$3,130.4	$2,861.1	$2,267.2	$8,647.3	$6,233.2
Factoring volume	$7,999.0	$6,648.9	$7,205.9	$22,073.9	$19,748.8

Loan and Portfolio Sales (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Commercial Banking	$64.3	$89.8	$31.9	$233.1	$271.4
Consumer Banking	31.3	888.4	23.8	938.7	101.5
Non-Strategic Portfolios	—	—	—	—	0.6
Total	$95.6	$978.2	$55.7	$1,171.8	$373.5

Equipment Sales (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Commercial Banking	$57.8	$62.8	$36.9	$167.1	$122.0
Non-Strategic Portfolios	—	5.2	6.4	5.4	37.5
Total	$57.8	$68.0	$43.3	$172.5	$159.5

CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer loans and leases by geographical regions:

Total Loans and Leases by Geographic Region (dollars in millions)

	September 30, 2018		December 31, 2017
West	$12,155.8	31.3%	$12,009.8	31.5%
Northeast	9,139.0	23.6%	9,658.7	25.3%
Midwest	5,005.7	12.9%	4,641.1	12.2%
Southwest	4,636.6	12.0%	4,063.5	10.7%
Southeast	3,634.8	9.4%	3,346.0	8.8%
Total U.S.	34,571.9	89.2%	33,719.1	88.5%
Canada	1,379.8	3.6%	1,326.4	3.4%
Europe	1,358.5	3.5%	1,444.1	3.8%
Asia / Pacific	512.9	1.3%	720.8	1.9%
All other countries	941.9	2.4%	905.5	2.4%
Total	$38,765.0	100.0%	$38,115.9	100.0%

Ten Largest Accounts

Our ten largest loan and lease accounts, primarily lessors of rail assets and factoring clients, in the aggregate represented 4.6% of our total loans and leases at September 30, 2018 (the largest account was less than 1.0%). The ten largest loan and lease accounts were 4.4% of total loans and leases at December 31, 2017.

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial loans and leases by obligor geography:

Commercial Loans and Leases by Obligor - Geographic Region (dollars in millions)

	September 30, 2018		December 31, 2017
Northeast	$8,425.5	25.6%	$8,646.1	27.3%
West	7,542.3	23.0%	7,349.9	23.2%
Midwest	4,842.8	14.7%	4,448.7	14.0%
Southwest	4,555.3	13.9%	3,970.2	12.5%
Southeast	3,277.8	10.0%	2,902.5	9.2%
Total U.S.	28,643.7	87.2%	27,317.4	86.2%
Canada	1,379.8	4.2%	1,326.4	4.2%
Europe	1,358.5	4.1%	1,444.1	4.5%
Asia / Pacific	512.9	1.6%	720.8	2.2%
All other countries	941.9	2.9%	905.5	2.9%
Total	$32,836.8	100.0%	$31,714.2	100.0%

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our loans and leases:

Commercial Loans and Leases by Obligor - State and Country (dollars in millions)

	September 30, 2018		December 31, 2017
State
California	$5,583.0	17.0%	$5,430.5	17.1%
Texas	3,693.3	11.2%	3,223.7	10.2%
New York	3,237.9	9.9%	3,195.7	10.1%
All other states	16,129.5	49.1%	15,467.5	48.8%
Total U.S.	28,643.7	87.2%	27,317.4	86.2%
Country
Canada	1,379.8	4.2%	1,326.4	4.2%
France	348.1	1.1%	383.8	1.2%
Marshall Islands	337.6	1.0%	442.5	1.4%
All other countries	2,127.6	6.5%	2,244.1	7.0%
Total International	$4,193.1	12.8%	$4,396.8	13.8%

Industry Concentrations

The following table represents loans and leases by industry of obligor:

Commercial Loans and Leases by Obligor - Industry (dollars in millions)

	September 30, 2018		December 31, 2017
Real Estate	$5,222.5	15.9%	$5,224.8	16.5%
Manufacturing(1)	5,148.3	15.7%	4,729.8	14.9%
Retail(2)	2,736.9	8.3%	2,531.2	8.0%
Energy and utilities	2,510.3	7.6%	2,253.3	7.1%
Wholesale	2,230.1	6.8%	2,343.7	7.4%
Rail	1,713.6	5.2%	1,916.7	6.1%
Business Services	1,675.8	5.1%	1,559.0	4.9%
Oil and gas extraction / services	1,580.2	4.8%	1,437.6	4.5%
Healthcare	1,574.8	4.8%	1,458.0	4.6%
Service industries	1,561.6	4.8%	1,464.5	4.6%
Finance and insurance	1,328.1	4.1%	1,183.8	3.7%
Maritime	1,146.2	3.5%	1,341.8	4.2%
Transportation	927.2	2.8%	810.7	2.6%
Other (no industry greater than 2%)	3,481.2	10.6%	3,459.3	10.9%
Total	$32,836.8	100.0%	$31,714.2	100.0%

(1)	At September 30, 2018, includes manufacturers of chemicals, including pharmaceuticals (4.7%), petroleum and coal, including refining (3.1%), stone, clay, glass and concrete (1.4%) and food (1.2%).
(2)	At September 30, 2018, includes retailers of general merchandise (3.4%), food and beverage providers (1.7%) and miscellaneous (1.0%).

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer loans, including PCI loans and loans held for sale. PCI loans are discussed in more detail in Note 3 — Loans.

Consumer Loans (dollars in millions)

	September 30, 2018		December 31, 2017
	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$5,825.9	98.3%	$5,390.3	84.2%
Home Equity Lines of Credit	101.6	1.7%	149.6	2.4%
Reverse mortgage	—	—%	861.0	13.4%
Other consumer	0.7	—%	0.8	—%
Total loans	$5,928.2	100.0%	$6,401.7	100.0%

See Note 3 — Loans for information on LTV ratios.

Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes the carrying value of consumer loans, with concentrations in the top five states based upon property address.

Consumer Loans Geographic Concentrations (dollars in millions)

	September 30, 2018		December 31, 2017
	Net Investment	% of Total	Net Investment	% of Total
California	$4,224.5	71.3%	$4,230.7	66.1%
New York	298.0	5.0%	479.8	7.5%
Florida	168.4	2.8%	250.6	3.9%
New Jersey	112.7	1.9%	133.0	2.1%
Maryland	103.6	1.8%	122.4	1.9%
Other States and Territories(1)	1,021.0	17.2%	1,185.2	18.5%
	$5,928.2	100.0%	$6,401.7	100.0%

(1)	No state or territory has a total in excess of 2%.

OTHER ASSETS AND OTHER LIABILITIES

The following tables present the components of other assets and other liabilities.

Other Assets (dollars in millions)

	September 30, 2018	December 31, 2017
Tax credit investments and Investments in Unconsolidated Subsidiaries	$308.6	$247.6
Counterparty receivables	202.0	241.3
Current and deferred federal and state tax assets	183.8	205.2
Property, furniture and fixtures	170.8	173.9
Intangible assets	95.0	113.0
Indemnification asset(1)	27.2	142.4
Other(2)	574.6	472.1
Total other assets	$1,562.0	$1,595.5

(1)

“Indemnification asset” declined reflecting the reduction in the related estimated contingent liabilities from servicing activities to zero as disclosed in Note 2 – Discontinued Operations and an impairment charge related to covered SFR loans within the remaining indemnification period, as quantified and discussed briefly in Other Non-interest Revenues section and disclosed in Note 3 – Loans in the Credit Quality Information section.

(2)	“Other” includes executive retirement plan and deferred compensation, prepaid expenses, accrued interest and dividends, servicing advances, OREO and other miscellaneous assets.

Other Liabilities (dollars in millions)

	September 30, 2018	December 31, 2017
Accrued expenses and accounts payable	$576.4	$584.8
Current and deferred taxes payable	229.5	204.3
Fair value of derivative financial instruments	129.1	87.5
Accrued interest payable	59.4	86.6
Other liabilities(1)	467.5	473.9
Total other liabilities	$1,461.9	$1,437.1

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

Interest Rate Risk (a component of Market Risk)

CIT is exposed to the risk that changes in market conditions may negatively impact earnings. The risk arises from the composition of CIT’s balance sheet and changes in the magnitude or shape of the yield curve. CIT looks to strategically manage this inherent risk based on prescribed guidelines and Board approved limits.

Interest rate risk can arise from many of CIT’s business activities such as: lending, leasing, investments, deposit taking and funding. This risk is a result of assets and liabilities repricing at different times as interest rates change. We evaluate and monitor interest rate risk primarily through two metrics.

•

Net Interest Income Sensitivity (“NII Sensitivity”), which measures the net impact of hypothetical changes in interest rates on forecasted net finance revenue, for our interest rate sensitive assets, liabilities, and off-balance sheet instruments, assuming a static balance sheet over a twelve month period; and

•

Economic Value of Equity Sensitivity (“EVE Sensitivity"), which measures the net impact of these hypothetical changes on the value of equity by assessing the economic value of assets, liabilities and off-balance sheet instruments.

The composition of our interest rate sensitive assets and liabilities generally results in a net asset-sensitive position, concentrated at the short end of the yield curve, mostly driven by moves in LIBOR, whereby our assets will reprice faster than our liabilities. Our interest rate sensitive assets generally consist of interest-bearing cash, investment securities and commercial and consumer loans. Approximately 50% of our loans are indexed to either LIBOR 1-month, LIBOR 3-month, or the PRIME rate.

Our funding sources consist mainly of non-maturity deposits and time deposits from the online, branch, brokered and commercial channels, as well as wholesale funding (unsecured and secured debt) and FHLB advances. Our funding mix consists of time deposits and unsecured debt which are fixed-rate, secured debt which is a mix of fixed and floating rate, and other deposits whose rates vary based on the market environment and competition.

CIT Bank, N.A. sources deposits primarily through a retail branch network in Southern California, and national direct-to-consumer (via the Internet), as well as commercial and brokered channels. At September 30, 2018, deposits totaled approximately $31 billion. The deposit rates we offer can be influenced by market conditions and competitive factors. Beta represents the correlation between changes in overall market interest rates relative to the rates paid by CIT Bank. Cumulative deposit betas on total deposits is 21% since the Fed started raising rates at the end of 2015 and approximately 45% over the last 12 months. We expect the trailing twelve month betas on total deposits to continue to ramp up to approximately 50% by the year end with continued gradual increases into 2019. Changes in interest rates, as well as actions by competitors, can affect our deposit pricing and potentially impact our ability to attract and retain deposits. In a rising rate environment, we may need to increase rates to renew maturing time deposits and attract new deposits. Rates on our savings account deposits may fluctuate due to pricing competition and may also move with short-term interest rates. We regularly test the effect of deposit rate changes on our margins and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The simulations run require assumptions about rates, time horizons, balance sheet volumes, prepayment speeds, pricing and deposit behaviors, along with other inputs. The results presented below reflect the simulation of dollar changes in the NII Sensitivity over the next twelve months and in the EVE Sensitivity over the life of the interest rate sensitive assets, liabilities and off-balance sheet items. These simulations assume an immediate 100 basis point parallel increase or decrease and an immediate 200 basis point increase in interest rates from the market-based forward curve. The NII Sensitivity is presented based on an assumption that the balance sheet composition and size remains static over the projection period.

NII Sensitivity and EVE Sensitivity (dollars in millions)

	September 30, 2018			June 30, 2018			December 31, 2017
	+200 bps	+100 bps	-100 bps	+200 bps	+100 bps	-100 bps	+200 bps	+100 bps	-100 bps
NII Sensitivity	$114	$57	$(64)	$138	$69	$(77)	$114	$57	$(56)
EVE Sensitivity	$(535)	$(268)	$204	$(406)	$(202)	$140	$(374)	$(192)	$196

We have modified our presentation in the above table from a percentage of sensitivity in previous periods in order to provide a more transparent view of the simulation’s impact from rate changes on interest sensitive assets, liabilities and off-balance sheet instruments. We have also refined the simulation to remove sensitivity related to rail operating leases as the repricing of these assets do not exhibit a correlation to the movement in interest rates and instead are primarily driven by other factors that impact supply and demand of railcars. While rail assets comprise almost 20% of our average earning assets, this change had a minimal impact on the dollar sensitivity. See the net operating lease revenue discussion in the Net Finance Revenue section of MD&A for additional information on rail operating lease re-pricing. The prior period numbers have been conformed to the current period presentation.

As of September 30, 2018, the NII Sensitivity changes from June 30, 2018 (see table above) reflect the changes in balance sheet composition from the net deployment of cash into liability reduction actions and loan originations over the quarter.

Changes in EVE Sensitivity reflect a mix shift in the composition of our deposits as well as a net reduction in cash and borrowings over the period. The changes in the balance sheet mix resulted in a net increase in duration of equity, adding to the EVE Sensitivity during the period.

As detailed above, NII Sensitivity, is positive with respect to an increase in interest rates. This position is primarily driven by our floating rate loan portfolio, which reprices frequently, and interest-bearing cash. On a net basis, we generally have more floating/repricing interest sensitive assets than liabilities in the near term. As a result, the interest rate risk sensitivity of our current portfolio is more impacted by moves in short-term interest rates in the near term. Therefore, our net finance revenue associated with the interest rate sensitive assets, liabilities and off-balance sheet items may increase if short-term interest rates rise, or decrease if short-term interest rates decline. However, changes would also be impacted by factors beyond interest rates, such as changes in balance sheet composition, spread compression and deviations from modelled deposit betas. In addition, repricing of our non interest rate sensitive assets (in particular the rail operating leases) will impact net finance revenue.

Market-implied forward rates over the future twelve months are used to determine a base interest rate scenario for the net interest income projection for the base case. This base projection is compared with those calculated under varying interest rate scenarios to arrive at NII Sensitivity. Though there are many assumptions that affect the estimates for NII Sensitivity, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Management constantly evaluates the impact to its sensitivity analysis of these key assumptions.

EVE Sensitivity complements net interest income simulation and sensitivity analysis as it estimates risk exposures beyond a twelve month horizon. EVE Sensitivity modeling measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to a change in interest rates. EVE Sensitivity is calculated by subjecting the balance sheet to different rate shocks, measuring the net value of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the EVE in base case calculated using a market-based forward interest rate curve. The methodology with which the operating lease assets are assessed in the EVE Sensitivity results in the table above reflects the existing contractual rental cash flows and the expected residual value at the end of the existing contract term.

The simulation modeling for both NII Sensitivity and EVE Sensitivity assumes we take no action in response to the changes in interest rates and includes only impacts from interest rate related influences. NII Sensitivity generally assumes cash flows from portfolio run-off are reinvested in similar products or cash to keep the balance sheet static.

A wide variety of potential interest rate scenarios are simulated within our asset/liability management system. All interest sensitive assets, liabilities and off-balance sheet instruments are valued using discounted cash flow analysis for EVE Sensitivity. Rates are shocked up and down via a set of scenarios that include both parallel and non-parallel interest rate movements. Scenarios are also run to capture our sensitivity to changes in the shape of the yield curve. Furthermore, we evaluate the sensitivity of these results to a number of key assumptions, such as spreads and prepayments.

NII Sensitivity and EVE Sensitivity limits have been set and are monitored for certain of the key scenarios. We manage the exposure to changes in NII Sensitivity and EVE Sensitivity in accordance with our risk appetite and within Board approved limits.

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

These measurements provide an estimate of our interest rate sensitivity; however, they do not account for potential changes in credit quality, size, mix, and prepayment characteristics of our balance sheet, changes in PAA, or changes in the competition for business in the industries we serve. They also do not account for other business developments that could affect net finance revenue, or for management actions that could affect net finance revenue or that could be taken to change our risk profile. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations. Further, the range of such simulations does not represent our current view of the expected range of future interest rate movements.

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

Cash

Cash totaled $1.4 billion at September 30, 2018, down from $1.7 billion at December 31, 2017, reflecting capital returns during 2018. Cash at September 30, 2018 consisted of nearly $1.0 billion at CIT Bank and $0.4 billion related to the bank holding company and other operating subsidiaries.

Investment Securities

Investment securities consist primarily of High Quality Liquid Asset (“HQLA”) fixed income debt securities. Investment securities declined slightly from December 31, 2017 to $6.3 billion at September 30, 2018, due to maturities and sales in our investment portfolio. In addition, we have $200 million of securities purchased under agreement to resell, up from $150 million at December 31, 2017. See Note 5 — Investment Securities for additional information on types of investment securities.

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

Funding Sources

Funding sources consist of deposits and borrowings. The period end deposits to total funding ratio increased to 78% at September 30, 2018, from 77% at December 31, 2017. Unsecured borrowings increased to 11% from 10% at December 31, 2017. Secured borrowings decreased to 11% from 13% at December 31, 2017. The proportions of the unsecured and secured borrowings may decline in the fourth quarter due to the redemption of the Railcar Securitization and certain unsecured borrowings, as disclosed in Note 14 – Subsequent Events, and the assumption of secured debt by the buyer of NACCO in October.

See Net Finance Revenue section for a tabular presentation of our average funding mix for the quarter ended September 30, 2018, which was virtually unchanged from the quarter ended June 30, 2018.

Deposits

CIT offers its deposits through various channels. The period end balances are as follows:

Deposits by Channel (dollars in millions)

	September 30, 2018		December 31, 2017
	Total	Percent of Total	Total	Percent of Total
Online	$14,502.7	47%	$11,756.6	40%
Branch	11,545.4	37%	11,665.2	39%
Brokered / Other Channel	2,952.8	10%	3,618.3	12%
Commercial	1,824.1	6%	2,529.2	9%
Total	$30,825.0	100%	$29,569.3	100%

The following table details our period end deposit balances by type:

Deposits (dollars in millions)

	September 30, 2018		December 31, 2017
	Total	Percent of Total	Total	Percent of Total
Checking and Savings:
Non-interest bearing checking	$1,296.4	4%	$1,352.0	5%
Interest bearing checking	1,767.7	6%	2,653.3	9%
Other money market / Sweeps	4,794.9	15%	5,075.5	17%
Savings and Online money market accounts	8,267.5	27%	5,986.7	20%
Time deposits	14,506.8	47%	14,343.8	49%
Other	191.7	1%	158.0	—%
Total	$30,825.0	100%	$29,569.3	100%

CIT Bank, N.A. offers a full suite of deposit offerings to its commercial and consumer customers through a network of 69 branches in Southern California and a national online platform. During 2018, we have executed on our plan to grow the online channel and we have been growing our non-maturity deposits in conjunction with our strategy to optimize deposit costs while working within our risk management discipline. Deposits increased, as growth in the online channel more than offset the decline in higher-cost deposits in the brokered channel and higher beta deposits in the commercial channel. See Net Finance Revenue section for further discussion on average balances and rates.

Borrowings

Borrowings consist of senior unsecured notes, subordinated unsecured notes and secured borrowings (structured financings and FHLB advances), all of which totaled $8.7 billion in aggregate at September 30, 2018, down from $9.0 billion at December 31, 2017, reflecting lower FHLB borrowings. The weighted average coupon rate of borrowings at September 30, 2018, was 3.97%, up from 3.30% at December 31, 2017, reflecting the issuance of subordinated unsecured debt and a higher rate environment.

Periodically, based on market conditions and other factors, and subject to compliance with applicable laws and regulations and terms of our existing indebtedness, including the Revolving Credit Facility, the Dutch TRS Facility and secured and unsecured borrowings, we may repay, repurchase, exchange or redeem outstanding indebtedness, or otherwise enter into transactions regarding our debt or capital structure. For example, we periodically evaluate and may engage in liability management transactions, including repurchases of outstanding senior unsecured notes funded by the issuance of, or exchanges of, newly issued unsecured borrowings, as we seek to mitigate refinancing risk by actively managing our debt maturity profile and interest cost. In Note 14 – Subsequent Events we summarized events that included the termination of the Dutch TRS Facility on November 2, 2018, redemption of the Railcar Securitization in October of 2018, and announced redemptions of senior unsecured notes.

See Note 6 — Borrowings and Note 14 – Subsequent Events.

Unsecured Borrowings

Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility.  As of September 30, 2018, the Company was in compliance with the minimum guarantor asset coverage ratio and the minimum Tier 1 Capital requirement.

Senior Unsecured Notes

At September 30, 2018, senior unsecured notes outstanding totaled $3.8 billion and the weighted average coupon rate was 4.97%, compared to $3.7 billion and 4.81% at December 31, 2017. As noted in the following sentences, we redeemed various notes coming due and issued new notes that resulted in extending our maturity profile. During the first quarter, CIT issued $500 million, aggregate principal amount of 4.125% senior unsecured notes due 2021 and $500 million, aggregate principal amount of 5.250% senior unsecured notes due 2025. In April 2018, $883 million of the proceeds were used to repay $500 million of the outstanding 3.875% senior unsecured notes due February 2019 and all of the $383 million outstanding of the 5.500% senior unsecured notes due February 2019. During the third quarter, CIT issued $500 million aggregate principal amount of 4.75% senior unsecured notes due February 2024 and redeemed the remaining approximately $500 million outstanding of the 3.875% senior unsecured notes due February 2019.

On October 19 and November 2, 2018, we announced our intent to redeem the outstanding 5.375% senior unsecured notes due May 2020, which totaled approximately $431 million at September 30, 2018, which we will redeem using net proceeds from the NACCO sale and the sale of rail assets to CIT Bank. The unsecured debt redemptions are expected to result in debt extinguishment losses of approximately $15 million in the fourth quarter.

Subordinated Unsecured Notes

During the first quarter, CIT issued $400 million of 10-year subordinated unsecured notes with a coupon of 6.125%, which allowed us to increase the common equity distribution in accordance with the Amended Capital Plan that ended in June 2018.

The weighted average coupon of our unsecured senior and subordinated notes increased to 5.05% from 4.95% at June 30, 2018 and 4.89% at March 31, 2018, the first quarter after the issuance of the subordinated notes. During this period, we extended the weighted average maturity profile of the combined unsecured senior and subordinated notes to 4.9 years at September 30, 2018 from 4.1 years at March 31, 2018.

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

FHLB Balances (dollars in millions)

	September 30, 2018	December 31, 2017
Total borrowing capacity	$5,501.7	$5,217.8
Less:
Advances	(3,150.0)	(3,695.5)
Letters of credit	(2.3)	(87.8)
Available capacity	$2,349.4	$1,434.5
Weighted average rate	2.37%	1.56%
Pledged assets	$6,602.5	$6,154.1

FHLB Advances and pledged assets are also discussed in Note 6 — Borrowings.

Other Secured and Structured Financings

Structured financings totaled $1.3 billion at September 30, 2018, and $1.5 billion at December 31, 2017. The weighted average coupon rate of structured financings was 4.31% at September 30, 2018, up from 3.75% at December 31, 2017, reflecting increases in benchmark rates and repayment of lower coupon debt tranches.

There were no structured financings at CIT Bank, N.A. at September 30, 2018, and $74 million at December 31, 2017, which were secured by pledged assets of $146 million. Non-CIT Bank, N.A. structured financings were $1.3 billion and $1.4 billion at September 30, 2018 and December 31, 2017, respectively, and were secured by $4.1 billion of pledged assets at September 30, 2018, and $4.0 billion of pledged assets at December 31, 2017. See Note 6 — Borrowings for a table displaying our consolidated secured financings and pledged assets.

In October 2018, we redeemed all of the Railcar Securitization related to the Dutch TRS Facility of approximately $465 million, which resulted in approximately $775 million of rail assets becoming unencumbered. In addition, the buyer of NACCO assumed secured borrowings, which were $104 million at September 30, 2018 and pledged assets of $179 million. The Optional Termination Fee and the reduction of the liability associated with the TRS Derivative are expected to result in net pretax charges for the Company of approximately $70 - $75 million in the fourth quarter of 2018. See Note 7 — Derivative Financial Instruments for discussion of the Dutch TRS Facility and Note 14 — Subsequent Events for discussions related to the termination of the Dutch TRS Facility and redemption of the Railcar Securitization.

Credit Facilities

At September 30, 2018, we maintained additional liquidity sources in the form of:

•	A multi-year committed Revolving Credit Facility that has a total commitment of $500 million, of which approximately $458 million was available to be drawn; and
•

Committed securitization facilities and secured bank lines totaled $2.1 billion, of which $936 million was unused at September 30, 2018, provided that eligible assets are available that can be funded through these facilities.

FRB

There were no outstanding borrowings with the FRB Discount Window as of September 30, 2018, or December 31, 2017. See Note 6 — Borrowings for total balances pledged, including amounts to the FRB.

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

CIT and CIT Bank, N.A. debt ratings, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and DBRS Inc. (“DBRS”) are presented in the following table:

Ratings

	S&P	Fitch	Moody’s	DBRS
Last Credit Update	10/12/18	1/10/18	10/17/18	4/4/18
CIT Group Inc.
Issuer Rating	BB+	BB+	N/A	BB (high)
Long Term Senior Unsecured Debt	BB+	BB+	Ba1	BB (high)
Short Term Instruments	B	B	N/A	R-4
Revolving Credit Facility Rating	N/A	BB+	Ba1	BBB (low)
Subordinated Debt	BB	BB	Ba1	BB
Non-Cumulative Perpetual Stock	B+	B	Ba3	B(high)
Outlook	Stable	Stable	Positive	Positive
CIT Bank, N.A.
Issuer Rating	BBB-	BB+	Ba1	BBB (low)
Deposit Rating (LT/ST)	N/A	BBB-/F3	Baa1/P-2	BBB (low) / R-2 (mid)
Outlook	Stable	Stable	Positive	Positive

N/A — Not Applicable

Rating agencies indicate that they base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, level and quality of earnings, and the current operating, legislative and regulatory environment, including implied government support. In addition, rating agencies themselves have been subject to scrutiny arising from the financial crisis and could make or be required to make substantial changes to their ratings policies and practices, particularly in response to legislative and regulatory changes, including as a result of provisions in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). Potential changes in rating methodology as well as in the legislative and regulatory environment and the timing of those changes could impact our ratings, which could impact our liquidity and financial condition.

A debt rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Contractual Commitments

Commitment Expiration for the Twelve Months Ended September 30 (dollars in millions)

	Total	2019	2020	2021	2022	2023+
Financing commitments	$6,483.0	$2,421.3	$890.8	$1,236.9	$1,064.1	$869.9
Rail and other purchase commitments	427.0	393.2	33.7	—	—	0.1
Letters of credit	254.4	42.6	17.1	71.7	41.2	81.8
Deferred purchase agreements	2,082.7	2,082.7	—	—	—	—
Liabilities for unrecognized tax benefits (1)	13.2	1.0	12.2	—	—	—
Total contractual commitments	$9,260.3	$4,940.8	$953.8	$1,308.6	$1,105.3	$951.8
(1)	The balance for 2020 reflects the remaining balance, which cannot be estimated further.

At September 30, 2018, substantially all our undrawn financing commitments were senior facilities, with approximately 83% secured by commercial equipment or other assets, and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance and Real Estate Finance divisions of Commercial Banking. The top ten undrawn commitments totaled $635 million at September 30, 2018.

See Note 11 — Commitments for further detail.

CAPITAL

Capital Management

With the passage of the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, CIT is no longer subject to the Enhanced Prudential Standards of the Dodd-Frank Act, including supervisory stress testing and company-run stress testing under the Dodd Frank Act Stress Test (“DFAST”) or the capital planning requirements of the Comprehensive Capital Analysis and Review (“CCAR”).

While CIT was subject to CCAR, CIT submitted and received a non-objection to its 2017 Capital Plan (“Original Plan”). The plan included a quarterly cash dividend of up to $0.16 per share and common stock repurchases of up to $225 million for the four quarters ending June 30, 2018, including up to $25 million of common share repurchases to offset dilution from issuances pursuant to CIT's employee stock plans. Entering 2018, CIT had up to $100 million remaining under this plan. On February 1, 2018, the Company received a “non-objection” from the FRBNY to an amendment to the Original Plan (the "Amended Capital Plan"). The Amended Capital Plan included (i) the issuance of up to $400 million in Tier 2 qualifying subordinated debt (which was completed in March 2018); and (ii) an increase in common equity distribution of up to $800 million for the remainder of the four-quarter period that began July 1, 2017 and ended on June 30, 2018. CIT completed $1,166 million of common equity share repurchases during the nine months ended September 30, 2018.

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

Return of Capital

During the third quarter of 2018, CIT repurchased 5.5 million common shares via open market repurchases (“OMRs”) for a total of $290.9 million, at an average price of $52.91. During the nine months ended September 30, 2018, CIT repurchased 21.7 million common shares for a total of $1,165.8 million in common shares, via OMRs and a tender offer, at an average share price of $53.83. The Company has purchased in the open market an additional $242.0 million, or 5.0 million shares, at an average purchase price of $48.58 from October 1 through October 31, 2018.  There is $217.1 million remaining in the current share repurchase authorization, most of which is expected to be completed by year-end.

We declared and paid the following common and preferred stock dividends in 2018:

2018 Common Stock Dividends

Declaration Date	Payment Date	Per Share Dividend
January 22, 2018	February 23, 2018	$0.16
April 16, 2018	May 25, 2018	$0.16
July 17, 2018	August 24, 2018	$0.25
October 15, 2018	November 27, 2018	$0.25

On October 15, 2018, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.25 per common share. The common stock dividend is payable on November 27, 2018 to common shareholders of record as of November 13, 2018.

On October 15, 2018, the CIT Board declared a semi-annual dividend in the amount of $29.00 per share on the Series A preferred stock, which is payable on December 17, 2018 to preferred stockholders of record as of November 30, 2018. Previously, the company paid a $29.00 per share dividend on June 15, 2018.

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. The regulatory capital guidelines applicable to the Company were based on the Basel III Final Rule through September 30, 2018. At September 30, 2018 and December 31, 2017, the capital ratios of the Company and the Bank exceeded all capital adequacy requirements. The December balances in the following table present amounts in effect as of that period.

In November 2017, the Federal Reserve Board, together with the OCC and FDIC adopted a final rule effective January 1, 2018 to extend the regulatory capital treatment under 2017 transition provisions for certain items, applicable to banking organizations that are not subject to advanced approaches capital rules (“Transition Final Rule”). These items include regulatory capital deductions, risk weights, and certain minority interest limitations. There were no items that exceeded the deduction threshold at September 30, 2018, for CIT and CIT Bank, therefore balances and ratios were the same for the transition basis and fully-phased-in basis.

Capital Components, Risk-Weighted Assets, and Capital Ratios (dollars in millions)

	September 30, 2018	December 31, 2017
	Fully Phased-in Basis(5)	Transition Basis	Fully Phased-in Basis
Common Equity Tier 1 (CET1) Capital
Total common stockholders’ equity(1)	$5,995.3	$6,995.0	$6,995.0
Effect of certain items in AOCI excluded from CET1 Capital	195.4	77.4	77.4
Adjusted total equity	6,190.7	7,072.4	7,072.4
Goodwill, net of associated deferred tax liabilities (DTLs)(2)	(431.7)	(436.0)	(436.0)
Deferred tax assets (DTAs) arising from net operating loss and tax credit carryforwards	(89.8)	(83.3)	(104.2)
Intangible assets, net of associated DTLs(2)	(78.6)	(73.3)	(91.5)
Total CET1 Capital	5,590.6	6,479.8	6,440.7
Additional Tier 1 Capital
Preferred Stock	325.0	325.0	325.0
Other Additional Tier 1 Capital deductions(3)	(10.9)	(29.4)	(8.6)
Total Additional Tier 1 Capital	314.1	295.6	316.4
Total Tier 1 Capital	5,904.7	6,775.4	6,757.1
Tier 2 Capital
Qualifying Tier 2 Capital Instruments	395.3	—	—
Qualifying allowance for credit losses and other reserves(4)	524.2	475.6	475.6
Total Tier 2 Capital	919.5	475.6	475.6
Total Capital	$6,824.2	$7,251.0	$7,232.7
Risk-Weighted Assets	$45,193.3	$44,537.7	$44,687.1
CIT Ratios
CET1 Capital Ratio	12.4%	14.5%	14.4%
Tier 1 Capital Ratio	13.1%	15.2%	15.1%
Total Capital Ratio	15.1%	16.3%	16.2%
Tier 1 Leverage Ratio	12.0%	13.8%	13.8%
CIT Bank, N.A. Capital Components and Ratios
CET1 Capital	$4,759.4	$4,751.6	$4,734.2
Tier 1 Capital	4,759.4	4,751.6	4,734.2
Total Capital	5,193.7	5,183.3	5,165.8
Risk-Weighted Assets	34,694.1	34,527.2	34,517.2
CET1 Capital Ratio	13.7%	13.8%	13.7%
Tier 1 Capital Ratio	13.7%	13.8%	13.7%
Total Capital Ratio	15.0%	15.0%	15.0%
Tier 1 Leverage Ratio	11.6%	11.8%	11.8%

(1)	See Condensed Consolidated Balance Sheets for the components of Total common stockholders’ equity.
(2)	Goodwill and intangible assets deductions also reflect the portion included within AHFS and assets of discontinued operations.
(3)

Represents covered funds deductions required by the Volcker Rule. The balance as of December 31, 2017 also includes 20% of the deduction on DTAs arising from net operating loss and tax credit carryforwards applied to Additional Tier 1 Capital under transition basis.

(4)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.
(5)	At September 30, 2018, the Transition Basis and the Fully Phased-in Basis were the same, as described in the paragraphs preceding this table.

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	September 30, 2018	December 31, 2017
Balance sheet assets	$49,262.4	$49,278.7
Risk weighting adjustments to balance sheet assets	(9,800.6)	(10,230.4)
Off-Balance sheet items	5,731.5	5,489.4
Risk-Weighted Assets	$45,193.3	$44,537.7

The 2018 off-balance sheet items primarily reflect $2.7 billion of unused lines of credit (largely related to the Commercial Finance and Real Estate Finance divisions), $2.1 billion of deferred purchase agreements (related to the Business Capital division), and $0.9 billion of other items. The risk-weighted assets for off-balance sheet items as of September 30, 2018 increased slightly from

December 31, 2017 mainly due to increases in rail and other purchase commitments. See Note 11 — Commitments in Item 1. Condensed Consolidated Financial Statements for further detail on commitments.

Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	September 30, 2018	December 31, 2017
Total common stockholders’ equity	$5,995.3	$6,995.0
Less: Goodwill	(369.9)	(369.9)
Intangible assets	(95.0)	(113.0)
Tangible book value(1)	$5,530.4	$6,512.1
Book value per share	$54.22	$53.25
Tangible book value per share(1)	50.02	49.58

(1)	Tangible book value and tangible book value per share are non-GAAP measures. See “Non-GAAP Measurements” for reconciliation of Non-GAAP to GAAP financial information

Book value and tangible book value (“TBV”) decreased from December 31, 2017, primarily reflecting the capital actions completed through September 30, 2018. Book value per share and TBV per share increased from December 31, 2017 primarily due to the year to date repurchase of 21.7 million common shares and cumulative unrealized net losses on available for sale securities, partially offset by year to date increase in retained earnings.

CIT BANK, N.A.

The following tables present condensed financial information for CIT Bank, N.A. Trends and significant items are discussed in the previous sections of the MD&A.

Condensed Balance Sheets (dollars in millions)

	September 30, 2018	December 31, 2017
ASSETS:
Cash and deposits with banks	$944.5	$961.8
Securities purchased under agreement to resell	200.0	—
Investment securities	6,327.2	6,455.9
Assets held for sale	244.5	1,170.5
Loans	27,429.5	26,427.9
Allowance for loan losses	(444.0)	(403.5)
Operating lease equipment, net	3,897.7	3,765.5
Bank owned life insurance	808.2	788.6
Goodwill	323.1	323.1
Other assets	884.4	939.7
Assets of discontinued operation	216.2	317.1
Total Assets	$40,831.3	$40,746.6
LIABILITIES AND EQUITY:
Deposits, including $565.8 at September 30, 2018 and $475.8 at December 31, 2017 deposits of affiliates	$31,392.0	$30,048.8
FHLB advances	3,150.0	3,695.5
Borrowings	—	73.5
Other liabilities, including $100.0 at September 30, 2018 and $570.5 at December 31, 2017 payables to affiliates	973.1	1,306.8
Liabilities of discontinued operation	307.2	500.5
Total Liabilities	35,822.3	35,625.1
Total Equity	5,009.0	5,121.5
Total Liabilities and Equity	$40,831.3	$40,746.6

Capital Ratios*

	September 30, 2018	December 31, 2017
CET1 Capital Ratio	13.7%	13.7%
Tier 1 Capital Ratio	13.7%	13.7%
Total Capital Ratio	15.0%	15.0%
Tier 1 Leverage Ratio	11.6%	11.8%

*	The capital ratios presented above are reflective of the fully-phased in Basel III approach.

Loans and Leases by Segment (dollars in millions)

	September 30, 2018	December 31, 2017
Commercial Banking
Commercial Finance	$10,347.1	$10,203.5
Real Estate Finance	5,547.6	5,590.2
Business Capital	5,845.8	5,429.9
Rail	3,419.2	3,320.1
Total	25,159.7	24,543.7
Consumer Banking
Legacy Consumer Mortgages	2,914.3	4,192.1
Other Consumer Banking	3,497.7	2,628.1
Total	6,412.0	6,820.2
Total loans and leases, including assets held for sale	$31,571.7	$31,363.9

Condensed Statements of Operations (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest income	$448.5	$449.3	$427.4	$1,325.8	$1,309.8
Interest expense	143.8	139.1	107.4	403.0	327.9
Net interest revenue	304.7	310.2	320.0	922.8	981.9
Provision for credit losses	32.4	35.7	30.6	135.5	68.0
Net interest revenue, after credit provision	272.3	274.5	289.4	787.3	913.9
Rental income on operating leases	119.8	116.9	112.4	350.7	331.5
Other non-interest income	41.9	104.2	37.9	217.2	189.8
Total net revenue, net of interest expense and credit provision	434.0	495.6	439.7	1,355.2	1,435.2
Operating expenses	222.0	238.4	215.5	699.6	729.4
Depreciation on operating lease equipment	56.9	56.4	51.3	169.2	146.5
Maintenance and other operating lease expenses	13.7	11.7	7.1	29.4	21.0
Loss on debt extinguishment and deposit redemption	0.2	—	0.7	0.2	1.2
Income before provision for income taxes	141.2	189.1	165.1	456.8	537.1
Provision for income taxes	38.9	51.3	55.8	123.7	170.0
Income from continuing operations	102.3	137.8	109.3	333.1	367.1
Income (loss) on discontinued operations	0.4	(21.1)	(4.4)	(27.7)	(3.2)
Net income	$102.7	$116.7	$104.9	$305.4	$363.9
New business volume — funded	$3,113.9	$2,825.4	$2,216.5	$8,564.7	$6,132.6

Net Finance Revenue (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest income	$448.5	$449.3	$427.4	$1,325.8	$1,309.8
Rental income on operating leases	119.8	116.9	112.4	350.7	331.5
Finance revenue	568.3	566.2	539.8	1,676.5	1,641.3
Interest expense	143.8	139.1	107.4	403.0	327.9
Depreciation on operating lease equipment	56.9	56.4	51.3	169.2	146.5
Maintenance and other operating lease expenses	13.7	11.7	7.1	29.4	21.0
NFR	$353.9	$359.0	$374.0	$1,074.9	$1,145.9
AEA	$39,454.0	$40,353.3	$39,026.7	$39,687.4	$41,286.0

Net Finance Margin

	Quarters Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
As a % of AEA:
Interest income	4.55%	4.45%	4.38%	4.45%	4.23%
Rental income on operating leases	1.21%	1.16%	1.15%	1.18%	1.07%
Finance revenue	5.76%	5.61%	5.53%	5.63%	5.30%
Interest expense	1.46%	1.38%	1.10%	1.35%	1.06%
Depreciation on operating lease equipment	0.57%	0.55%	0.53%	0.57%	0.47%
Maintenance and other operating lease expenses	0.14%	0.12%	0.07%	0.10%	0.07%
NFM	3.59%	3.56%	3.83%	3.61%	3.70%

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

Management believes that the judgments and estimates utilized for the more critical accounting estimates, such as the allowance for loan losses, loan impairments, lease residual values, realizability of deferred tax assets and goodwill, are reasonable.

We do not believe that different assumptions are more likely than those utilized, although actual events may differ from such assumptions. Consequently, our estimates could prove inaccurate, and we may be exposed to charges to earnings that could be material.

The determination of goodwill impairment requires significant judgment and the consideration of past and current performance and overall macroeconomic and regulatory environments. There is risk that if the Company does not meet forecasted financial results, such as asset volume and returns and deposit growth and rate projections, there could be incremental goodwill impairment. In addition to financial results, other inputs to the valuation, such as the discount rate and market assumptions, including stock prices of comparable companies, could negatively affect the estimated fair value of the reporting units in the future. Refer to Note 26 - Goodwill and Intangible Assets in Item 8. Financial Statements and Supplementary Data in our 2017 Form 10-K for a detailed description of the key assumptions used to identify and quantify goodwill impairment, if applicable.

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from those described in our 2017 Form 10-K.

SELECT DATA

Select Data (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Select Statement of Operations Data
Net interest revenue	$259.7	$268.4	$277.3	$798.8	$838.9
Provision for credit losses	38.1	32.9	30.1	139.8	84.2
Total non-interest income	350.5	396.7	315.6	1,105.5	981.8
Total non-interest expenses	401.4	427.5	459.8	1,244.1	1,489.8
Income from continuing operations, net of tax	129.4	147.3	222.8	380.4	342.2
Net income	131.5	126.8	219.6	355.3	556.2
Net income available to common shareholders	131.5	117.4	219.6	345.9	556.2
Per Common Share Data
Diluted income per common share — continuing operations	$1.13	$1.11	$1.64	$3.01	$1.96
Diluted income per common share	1.15	0.94	1.61	2.80	3.19
Book value per common share	54.22	53.47	54.25
Tangible book value per common share	50.02	49.41	48.58
Dividends declared per common share	0.25	0.16	0.15	0.57	0.45
Dividend payout ratio	21.7%	17.0%	9.3%	20.3%	14.1%
Performance Ratios
Return on average common equity (available to common shareholders, continuing operations)	8.62%	8.48%	12.74%	7.73%	6.30%
Return on average tangible common equity, adjusted for estimated capital adjustment	9.66%	9.44%	14.58%	8.64%	7.34%
Net finance revenue as a percentage of average earning assets	3.43%	3.37%	3.53%	3.42%	3.38%
Return on average earning assets applicable to common shareholders (ROA)	1.14%	1.19%	1.96%	1.09%	0.96%
Return (from continuing operations) on average continuing operations total assets	1.08%	1.21%	1.86%	1.06%	0.91%
Balance Sheet Data
Loans including receivables pledged	$30,495.8	$29,348.4	$28,505.3
Allowance for loan losses	(477.4)	(467.3)	(419.5)
Operating lease equipment, net	6,888.7	6,833.9	6,724.2
Goodwill	369.9	369.9	625.5
Total cash and deposits	1,367.5	3,475.6	3,112.3
Investment securities	6,339.5	5,907.4	5,744.8
Assets of discontinued operation	327.7	382.4	562.0
Total assets	49,262.4	49,855.0	49,335.5
Deposits	30,825.0	31,181.2	29,594.7
Borrowings	8,674.2	8,859.6	8,531.2
Liabilities of discontinued operation	308.6	350.9	563.7
Total common stockholders’ equity	5,995.3	6,200.7	7,126.3
Credit Quality
Non-accrual loans as a percentage of loans	1.04%	0.99%	0.93%
Net charge-offs as a percentage of average loans	0.35%	0.21%	0.58%	0.41%	0.44%
Allowance for loan losses as a percentage of loans	1.57%	1.59%	1.47%
Capital Ratios
Total ending equity to total ending assets	12.8%	13.1%	15.1%
CET1 Capital Ratio (fully phased-in)	12.4%	13.2%	14.0%
Tier 1 Capital Ratio (fully phased-in)	13.1%	13.9%	14.7%
Total Capital Ratio (fully phased-in)	15.1%	16.0%	15.7%

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

Total Net Revenue and Net Operating Lease Revenue (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Interest income	$473.6	$473.6	$454.0	$1,398.4	$1,387.9
Rental income on operating leases	264.3	261.3	252.3	779.2	754.8
Finance revenue (Non-GAAP)	737.9	734.9	706.3	2,177.6	2,142.7
Interest expense	213.9	205.2	176.7	599.6	549.0
Depreciation on operating lease equipment	78.0	77.2	71.1	231.6	222.0
Maintenance and other operating lease expenses	56.6	63.5	57.9	177.5	165.0
Net finance revenue (Non-GAAP)	389.4	389.0	400.6	1,168.9	1,206.7
Other non-interest income	86.2	135.4	63.3	326.3	227.0
Total net revenue (Non-GAAP)	$475.6	$524.4	$463.9	$1,495.2	$1,433.7

NFR (Non-GAAP)	$389.4	$389.0	$400.6	$1,168.9	$1,206.7
Suspended depreciation on assets HFS	(8.6)	(8.6)	(7.8)	(26.5)	(7.8)
Excess interest costs over interest income from Commercial Air proceeds usage	—	—	—	—	23.4
Interest on excess cash	—	—	—	—	(9.1)
Adjusted NFR (Non-GAAP)	$380.8	$380.4	$392.8	$1,142.4	$1,213.2
NFR as a % of AEA	3.43%	3.37%	3.53%	3.42%	3.38%
NFR as a % of AEA, adjusted for noteworthy items	3.36%	3.29%	3.46%	3.34%	3.49%

Net Operating Lease Revenues
Rental income on operating leases	$264.3	$261.3	$252.3	$779.2	$754.8
Depreciation on operating lease equipment	78.0	77.2	71.1	231.6	222.0
Maintenance and other operating lease expenses	56.6	63.5	57.9	177.5	165.0
Net operating lease revenue (Non-GAAP)	$129.7	$120.6	$123.3	$370.1	$367.8

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

Operating Expenses Excluding Certain Costs (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Operating expenses	$263.3	$267.5	$277.3	$812.1	$884.5
Intangible asset amortization	6.0	6.0	6.2	18.0	18.6
Restructuring costs	—	—	2.9	—	21.1
Operating expenses excluding restructuring costs, intangible assets amortization, and other noteworthy items	$257.3	$261.5	$268.2	$794.1	$844.8

Operating expenses (excluding restructuring costs and intangible assets amortization) as a % of AEA (excluding noteworthy items)	2.27%	2.26%	2.36%	2.32%	2.43%

Total Net Revenue (Non-GAAP)	$475.6	$524.4	$463.9	$1,495.2	$1,433.7
Suspended depreciation on assets HFS	(8.6)	(8.6)	(7.8)	(26.5)	(7.8)
Financial Freedom Transaction impairments on reverse mortgage related assets	—	—	26.8	—	26.8
Net costs of excess liquidity	—	—	—	—	14.3
CTA charge	—	—	—	—	8.1
Gain and other revenues from sale of reverse mortgage portfolio	—	(29.3)	—	(29.3)	—
Impairment of LCM indemnification asset	21.2	—	—	21.2	—
Release of valuation reserve on AHFS	(10.6)	—	—	(10.6)	—
Total Net Revenue, excluding noteworthy items (Non-GAAP)	$477.6	$486.5	$482.9	$1,450.0	$1,475.1
Net Efficiency Ratio (Non-GAAP)	54.1%	49.9%	57.8%	53.1%	58.9%
Net Efficiency Ratio excluding noteworthy items (Non-GAAP)	53.9%	53.8%	55.5%	54.8%	57.3%

3.	Other Non-Interest Income

Other non-interest income serves as a source of revenue for CIT. Management monitors the level absent certain items to assist in comparability with prior period levels. We exclude the noteworthy items due to their episodic nature and size. Due to the exclusions of noteworthy items, these are considered non-GAAP measures, as presented in the reconciliation below.

Other Non-Interest Income (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Other non-interest income	$86.2	$135.4	$63.3	$326.3	$227.0
Financial Freedom Transaction impairments on reverse mortgage related assets	—	—	26.8	—	26.8
CTA charge	—	—	—	—	8.1
Gain and other revenues from sale of reverse mortgage portfolio	—	(29.3)	—	(29.3)	—
Impairment of LCM indemnification asset	21.2	—	—	21.2	—
Release of valuation reserve on AHFS	(10.6)	—	—	(10.6)	—
Total other non-interest income, excluding noteworthy items (Non-GAAP)	$96.8	$106.1	$90.1	$307.6	$261.9

4.	Earning Assets, Average Earning Assets (“AEA”) and Core Loans and Leases

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

Earning Assets (dollars in millions)

	Quarters Ended			Nine Months Ended
Period End Earning Assets	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Loans	$30,495.8	$29,348.4	$28,505.3
Operating lease equipment, net	6,888.7	6,833.9	6,724.2
Assets held for sale	1,380.5	1,335.8	2,162.0
Credit balances of factoring clients	(1,672.4)	(1,430.8)	(1,698.5)
Interest-bearing cash	1,199.9	3,267.0	2,658.9
Investment securities	6,339.5	5,907.4	5,744.8
Securities purchased under agreement to resell	200.0	200.0	—
Indemnification assets	27.2	70.8	171.8
Total earning assets (Non-GAAP)	$44,859.2	$45,532.5	$44,268.5
Average Earning Assets (for the respective periods) (Non-GAAP)	$45,377.1	$46,229.6	$45,454.2	$45,559.9	$47,535.7
AEA adjustment for Commercial Air sale impacts	—	—	—	—	(1,244.0)
AEA, excluding noteworthy items (Non-GAAP)	$45,377.1	$46,229.6	$45,454.2	$45,559.9	$46,291.7

Certain portfolios within the segments are being managed but are being either run-off or sold. These include a legacy real estate portfolio, NACCO rail assets in AHFS, the LCM portfolio and NSP. In order to gauge the underlying level of loans and leases, management will exclude these portfolios when comparing to prior periods. By excluding these from the total of loans, operating lease equipment and AHFS balances on the balance sheet, this metric is considered non-GAAP, and is presented only to assist the reader in understanding how management views the underlying change in these asset levels in aggregate. The following table reflects the average balances for the respective periods.

Core Average Loans and Leases (dollars in millions)	Quarters Ended
	September 30, 2018	June 30, 2018	September 30, 2017
Total average loans (incl HFS, net of credit balances)	$28,408.7	$28,553.9	$27,793.1
Total average operating lease equipment (incl HFS)	8,031.8	7,980.3	7,797.6
Total average loans and leases	36,440.5	36,534.2	35,590.7
Non-core average portfolio, LCM	2,981.0	3,696.5	4,470.8
Non-core average portfolio, NACCO	1,208.6	1,226.1	1,093.4
Non-core average portfolios, NSP	27.2	43.2	104.4
Core average loans and leases	$32,223.7	$31,568.4	$29,922.1

5.	Tangible Book Value, ROTCE and Tangible Book Value per Share

Tangible book value (“TBV”), also referred to as tangible common equity, return on tangible common equity (“ROTCE”), and TBV per share are considered key financial performance measures by management, and are used by other financial institutions. TBV, as calculated and used by management, represents CIT’s common stockholders’ equity, less goodwill and intangible assets. ROTCE measures CIT’s net income applicable to common shareholders as a percentage of average tangible common equity. This measure is useful for evaluating the performance of CIT as it calculates the return available to common shareholders without the impact of intangible assets and deferred tax assets. The average adjusted tangible common equity is derived using averages of balances presented, based on month end balances for the period. TBV per share is calculated by dividing TBV by the outstanding number of common shares. TBV, ROTCE and TBV per share are measurements used by management and users of CIT’s financial data in assessing CIT’s use of equity. We believe the use of ratios that utilize tangible equity provides additional useful information because they present measures of those assets that can generate income.

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

Tangible Book Value (dollars in millions)

	Quarters Ended			Nine Months Ended
Tangible Book Value	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Total common shareholders' equity	$5,995.3	$6,200.7	$7,126.3	$5,995.3	$7,126.3
Less: Goodwill	(369.9)	(369.9)	(625.5)	(369.9)	(625.5)
Intangible assets	(95.0)	(101.0)	(119.1)	(95.0)	(119.1)
Tangible book value (Non-GAAP)	5,530.4	5,729.8	6,381.7	5,530.4	6,381.7
Less: Disallowed deferred tax asset	(89.9)	(93.7)	(116.6)	(89.9)	(116.6)
Tangible common equity (Non-GAAP)	$5,440.5	$5,636.1	$6,265.1	$5,440.5	$6,265.1
Average tangible common equity (Non-GAAP)	$5,534.8	$6,030.4	$6,249.1	$5,925.3	$7,878.3
Estimated capital adjustment related to Commercial Air sale	—	—	—	—	(1,424.8)
Average tangible common equity, excluding noteworthy items (Non-GAAP)	$5,534.8	$6,030.4	$6,249.1	$5,925.3	$6,453.5

Net income available to common shareholders	$131.5	$117.4	$219.6	$345.9	$556.2
Intangible asset amortization, after tax	4.3	4.4	5.0	13.1	13.0
Non-GAAP income - for ROTCE calculation	$135.8	$121.8	$224.6	$359.0	$569.2
Return on average tangible common equity	9.81%	8.08%	14.38%	8.08%	9.63%

Non-GAAP income available to common shareholders (from the following non-GAAP noteworthy tables)	$133.1	$117.9	$137.8	$341.2	$430.0
Intangible asset amortization, after tax	4.3	4.4	5.0	13.1	13.0
Non-GAAP income - for ROTCE calculation	$137.4	$122.3	$142.8	$354.3	$443.0
Return on average tangible common equity, excluding noteworthy items	9.93%	8.11%	9.14%	7.97%	9.15%

Income from continuing operations available to common shareholders	$129.4	$137.9	$222.8	$371.0	$342.2
Intangible asset amortization, after tax	4.3	4.4	5.0	13.1	13.0
Non-GAAP income from continuing operations - for ROTCE calculation	$133.7	$142.3	$227.8	$384.1	$355.2
Return on average tangible common equity, adjusted for estimated capital adjustment	9.66%	9.44%	14.58%	8.64%	7.34%
Non-GAAP income from continuing operations (from next page)	$131.0	$124.6	$138.7	$352.5	$373.8
Intangible asset amortization, after tax	4.3	4.4	5.0	13.1	13.0
Non-GAAP income from continuing operations - for ROTCE calculation	$135.3	$129.0	$143.7	$365.6	$386.8
Return on average tangible common equity, after noteworthy items and proforma for estimated capital adjustment	9.78%	8.56%	9.20%	8.23%	7.99%

6.	Net income excluding noteworthy items and income from continuing operations excluding noteworthy items

Net income excluding noteworthy items and income from continuing operations excluding noteworthy items are non-GAAP measures used by management as each excludes items from the respective line item in the GAAP statement of income. Due to the volume and size of noteworthy items, the Company believes that adjusting for these items provides the user of CIT’s financial information a measure of the underlying performance of the Company and of continuing operations specifically. The non-GAAP noteworthy items are summarized in the following categories: significant due to the size of the transaction; transactions pertaining to items no longer considered core to CIT’s on-going operations (e.g. sales of Non-Strategic Portfolios); legacy OneWest Bank issues prior to CIT’s ownership; and other items described earlier, such as restructuring costs, even though the respective balance may not have been significant.

Net Income and Income from Continuing Operations, Excluding Noteworthy Items (dollars in millions, except per share data)

	Description	Line Item	Pre-tax Balance	Income Tax(2)	After-tax Balance	Per Share
Quarter Ended September 30, 2018
Net income available to common shareholders					$131.5	$1.15
Continuing Operations	NACCO suspended depreciation	Depreciation on operating lease equipment	$(8.6)	$2.7	(5.9)	(0.05)
	Impairment of LCM indemnification asset	Other non-interest income	21.2	(5.7)	15.5	0.14
	Release of valuation reserve on AHFS	Other non-interest income	(10.6)	-	(10.6)	(0.09)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	3.3	(0.7)	2.6	0.02
Non-GAAP income available to common shareholders, excluding noteworthy items(1)					$133.1	$1.17

Income from continuing operations available to common shareholders					$129.4	$1.13
Continuing Operations	NACCO suspended depreciation	Depreciation on operating lease equipment	$(8.6)	$2.7	(5.9)	(0.05)
	Impairment of LCM indemnification asset	Other non-interest income	21.2	(5.7)	15.5	0.14
	Release of valuation reserve on AHFS	Other non-interest income	(10.6)	-	(10.6)	(0.09)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	3.3	(0.7)	2.6	0.02
Non-GAAP income from continuing operations, excluding noteworthy items(1)					$131.0	$1.15

Quarter Ended June 30, 2018
Net income available to common shareholders					$117.4	$0.94
Continuing Operations	NACCO suspended depreciation	Depreciation on operating lease equipment	$(8.6)	$2.6	(6.0)	(0.05)
	Gain and other revenues from sale of reverse mortgage portfolio	Other non-interest income	(29.3)	7.7	(21.6)	(0.17)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	19.1	(4.8)	14.3	0.11
Discontinuing Operations	Loss on Financial Freedom servicing operations		18.7	(4.9)	13.8	0.11
Non-GAAP income available to common shareholders, excluding noteworthy items(1)					$117.9	$0.95

Income from continuing operations available to common shareholders					$137.9	$1.11
Continuing Operations	NACCO suspended depreciation	Depreciation on operating lease equipment	$(8.6)	$2.6	(6.0)	(0.05)
	Gain and other revenues from sale of reverse mortgage portfolio	Other non-interest income	(29.3)	7.7	(21.6)	(0.17)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	19.1	(4.8)	14.3	0.11
Non-GAAP income from continuing operations, excluding noteworthy items(1)					$124.6	$1.00

	Description	Line Item	Pre-tax Balance	Income Tax(2)	After-tax Balance	Per Share

Quarter Ended September 30, 2017
Net income available to common shareholders					$219.6	$1.61
Continuing Operations	Financial Freedom Transaction - reverse mortgage charge-offs on loans transferred to AHFS	Provision for credit losses	$15.5	$(6.0)	9.5	0.07
	Financial Freedom Transaction - impairments on reverse mortgage related assets	Other non-interest income	26.8	(10.4)	16.4	0.12
	NACCO suspended depreciation	Depreciation on operating lease equipment	(7.8)	2.6	(5.2)	(0.04)
	Restructuring expenses	Operating expenses	2.9	(0.5)	2.4	0.02
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	53.5	(20.3)	33.2	0.24
	Strategic tax item - restructuring of an international legal entity	Benefit (provision) for income taxes	-	(140.4)	(140.4)	(1.03)

Discontinued Operations	Financial Freedom servicing asset-related items		3.7	(1.4)	2.3	0.02
Non-GAAP income available to common shareholders, excluding noteworthy items(1)					$137.8	$1.01

Income from continuing operations available to common shareholders					$222.8	$1.64
Continuing Operations	Financial Freedom Transaction - reverse mortgage charge-offs on loans transferred to AHFS	Provision for credit losses	$15.5	$(6.0)	$9.5	0.07
	Financial Freedom Transaction - impairments on reverse mortgage related assets	Other non-interest income	26.8	(10.4)	16.4	0.12
	NACCO suspended depreciation	Depreciation on operating lease equipment	(7.8)	2.6	(5.2)	(0.04)
	Restructuring expenses	Operating expenses	2.9	(0.5)	2.4	0.02
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	53.5	(20.3)	33.2	0.24
	Strategic tax item - restructuring of an international legal entity	Benefit (provision) for income taxes	-	(140.4)	(140.4)	(1.03)
Non-GAAP income from continuing operations, excluding noteworthy items(1)					$138.7	$1.02

(1)	Items may not sum due to rounding.
(2)	Income tax rates vary depending on the specific item and the entity location in which it is recorded.

			Pre-Tax	Income	After-tax	Per
	Description	Line Item	Balance	Tax(2)	Balance	Share

Nine Months Ended September 30, 2018
Net income available to common shareholders					$345.9	$2.80
Continuing Operations	NACCO suspended depreciation	Depreciation on operating lease equipment	$(26.5)	$7.8	(18.7)	(0.15)
	Gain and other revenues from sale of reverse mortgage portfolio	Other non-interest income	(29.3)	7.7	(21.6)	(0.18)
	Impairment of LCM indemnification asset	Other non-interest income	21.2	(5.7)	15.5	0.13
	Release of valuation reserve on AHFS	Other non-interest income	(10.6)	-	(10.6)	(0.09)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	22.4	(5.5)	16.9	0.14
Discontinued Operations	Loss on Financial Freedom servicing operations		18.7	(4.9)	13.8	0.11
Non-GAAP income available to common shareholders, excluding noteworthy items(1)					$341.2	$2.77

Income from continuing operations available to common shareholders					$371.0	$3.01
Continuing Operations	NACCO suspended depreciation	Depreciation on operating lease equipment	$(26.5)	$7.8	(18.7)	(0.15)
	Gain and other revenues from sale of reverse mortgage portfolio	Other non-interest income	(29.3)	7.7	(21.6)	(0.18)
	Impairment of LCM indemnification asset	Other non-interest income	21.2	(5.7)	15.5	0.13
	Release of valuation reserve on AHFS	Other non-interest income	(10.6)	-	(10.6)	(0.09)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	22.4	(5.5)	16.9	0.14
Non-GAAP income from continuing operations available to common shareholders, excluding noteworthy items(1)					$352.5	$2.86

Nine Months Ended September 30, 2017
Net income available to common shareholders					$556.2	$3.19
Continuing Operations	Interest on excess cash	Interest income	$(9.1)	$3.5	(5.6)	(0.03)
	Excess interest costs from Commercial Air proceeds usage	Interest expense	23.4	(8.9)	14.5	0.08
	Financial Freedom Transaction - reverse mortgage charge-offs on loans transferred to AHFS	Provision for credit losses	15.5	(6.0)	9.5	0.05
	Financial Freedom Transaction - impairments on reverse mortgage related assets	Other non-interest income	26.8	(10.4)	16.4	0.09
	CTA charge	Other non-interest income	8.1	(1.3)	6.8	0.04
	NACCO suspended depreciation	Depreciation on operating lease equipment	(7.8)	2.6	(5.2)	(0.03)
	Restructuring Expenses	Operating expenses	21.1	(6.1)	15.0	0.09
	Debt redemption costs	Loss on debt extinguishment and deposit redemption	218.3	(85.5)	132.8	0.76
	Resolution of legacy tax items	Benefit (provision) for income taxes	-	(19.3)	(19.3)	(0.11)
	Deferred tax recognition	Benefit (provision) for income taxes	-	(6.9)	(6.9)	(0.04)
	Entity restructuring	Benefit (provision) for income taxes	-	14.0	14.0	0.08
	Strategic tax item - restructuring of an international legal entity	Benefit (provision) for income taxes	-	(140.4)	(140.4)	(0.81)
Discontinued Operations	Gain on sale - Commercial Air, net of certain expenses		(134.7)	35.0	(99.7)	(0.57)
	Financial Freedom net settlement items & servicing rights impairment		(20.2)	7.8	(12.4)	(0.07)
	Financial Freedom servicing asset-related items		3.7	(1.4)	2.3	0.01
	Suspended depreciation		(113.0)	44.0	(69.0)	(0.40)
	Secured debt paydown		39.0	(5.0)	34.0	0.20
	Gain on sale - TC CIT joint venture		(14.0)	1.0	(13.0)	(0.07)
Non-GAAP income available to common shareholders, excluding noteworthy items(1)					$430.0	$2.47

			Pre-Tax	Income	After-tax	Per
	Description	Line Item	Balance	Tax(2)	Balance	Share
Income from continuing operations available to common shareholders					$342.2	$1.96
Continuing Operations	Interest on excess cash	Interest income	$(9.1)	$3.5	(5.6)	(0.03)
	Excess interest costs from Commercial Air proceeds usage	Interest expense	23.4	(8.9)	14.5	0.08
	Financial Freedom Transaction - reverse mortgage charge-offs on loans transferred to AHFS	Provision for credit losses	15.5	(6.0)	9.5	0.05
	Financial Freedom Transaction - impairments on reverse mortgage related assets	Other non-interest income	26.8	(10.4)	16.4	0.09
	CTA charge	Other non-interest income	8.1	(1.3)	6.8	0.04
	NACCO suspended depreciation	Depreciation on operating lease equipment	(7.8)	2.6	(5.2)	(0.03)
	Restructuring Expenses	Operating expenses	21.1	(6.1)	15.0	0.09
	Debt redemption costs	Loss on debt extinguishment and deposit redemption	218.3	(85.5)	132.8	0.76
	Resolution of legacy tax items	Benefit (provision) for income taxes	-	(19.3)	(19.3)	(0.11)
	Deferred tax recognition	Benefit (provision) for income taxes	-	(6.9)	(6.9)	(0.04)
	Entity restructuring	Benefit (provision) for income taxes	-	14.0	14.0	0.08
	Strategic tax item - restructuring of an international legal entity	Benefit (provision) for income taxes	-	(140.4)	(140.4)	(0.81)
Non-GAAP income from continuing operations available to common shareholders, excluding noteworthy items(1)					$373.8	$2.15

(1) Items may not sum due to rounding.
(2) Income tax rates vary depending on the specific item and the entity location in which it is recorded.
7.	Effective Tax Rate Reconciliation

The provision for income taxes before noteworthy items and tax discrete items and the respective effective tax rate are non-GAAP measures, which management uses for analytical purposes to understand the Company’s underlying tax rate. Noteworthy items are presented in item 6 above, and discussed in various sections of the MD&A. The tax discrete items are discussed in the Income Tax section.

	Quarters Ended			Nine Months Ended
Effective Tax Rate Reconciliation - Noteworthy Items (dollars in millions)	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Provision (benefit) for income taxes - GAAP	$41.3	$57.4	$(119.8)	$140.0	$(95.5)
Income taxes on noteworthy items	3.7	(5.5)	174.9	(4.3)	264.7
Provision for income taxes, before noteworthy items - Non-GAAP	45.0	51.9	55.1	135.7	169.2
Income tax - remaining discrete items	4.5	(2.3)	(1.9)	0.5	2.3
Provision for income taxes, before noteworthy and discrete tax items - Non-GAAP	$49.5	$49.6	$53.2	$136.2	$171.5
Income from continuing operations before provision for income taxes - GAAP	$170.7	$204.7	$103.0	$520.4	$246.7
Noteworthy items before tax	4.9	(18.8)	90.9	(23.2)	296.3
Adjusted income from continuing operations before provision for income taxes - Non-GAAP	$175.6	$185.9	$193.9	$497.2	$543.0
Effective tax rate - GAAP	24.2%	28.0%	-116.3%	26.9%	-38.7%
Effective tax rate, before noteworthy items - Non-GAAP	25.6%	27.9%	28.4%	27.3%	31.2%
Effective tax rate, before noteworthy and tax discrete items - Non-GAAP	28.2%	26.7%	27.4%	27.4%	31.6%
8.	Regulatory

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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

•

our liquidity risk and capital management, including our capital plan, leverage, capital ratios, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital, to repay secured and unsecured debt, to issue qualifying capital instruments, including Tier 1 qualifying preferred stock, and for a return of capital,

•

our plans to change our funding mix, to access new sources of funding, and to broaden our use of deposit taking capabilities, including increasing our level of commercial deposits and expanding our treasury management services,

•

our pending or potential acquisition and disposition plans, and the integration and restructuring risks inherent in such acquisitions, including the sale of our Financial Freedom reverse mortgage servicing business and NACCO, our European railcar leasing business, and our proposed sale of our Business Air loan portfolio,

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2018. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Risk factors remain unchanged during the quarter. For a discussion of risk factors, see Part I, Item 1A. Risk Factors, of CIT’s 2017 Form 10-K, and Forward-Looking Statements of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were approximately 5.5 million shares of the Company’s common stock repurchased through open market repurchases during the quarter ended September 30, 2018 as shown in the following table:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2018	2,844,700	$52.14	2,844,700	—
August 1 - 31, 2018	1,384,500	$53.91	1,384,500	—
September 1 - 30, 2018	1,268,260	$53.54	1,268,260	—
Total Purchases	5,497,460

On June 28, 2018, CIT announced that the Board of Directors approved a common equity capital return of up to $750 million, beginning July 1, 2018 and to be completed by June 30, 2019. As of September 30, 2018, $459 million remained available for return. See the Capital section for further discussion of share repurchases in October.

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

4.11

Eighth Supplemental Indenture, dated as of August 17, 2018 by and among CIT Group Inc., Wilmington Trust National Association as trustee and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 4.750% Senior Unsecured Notes due 2024) (incorporated by reference to Exhibit 4.2 of Form 8-K filed August 17, 2018).

10.1*	CIT Group Inc. Omnibus Incentive Plan (filed herein).

10.2*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).

10.3*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).

10.4*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).

10.5*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).

10.6**

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

10.7

Stockholders Agreement, by and among CIT Group Inc. and the parties listed on the signature pages thereto, dated as of July 21, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 25, 2014).

10.8*

Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2014) (incorporated by reference to Exhibit 10.32 to Form 10-K filed February 20, 2015).

10.9*

Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with ROTCE and Credit Provision Performance Measures) (incorporated by reference to Exhibit 10.36 to Form 10-Q filed May 7, 2015).

10.10*

Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2015) (with Average Earnings per Share and Average Pre-Tax Return on Assets Performance Measures) (incorporated by reference to Exhibit 10.38 to Form 10-Q filed May 7, 2015).

10.11*	Offer Letter, dated October 27, 2015, between CIT Group Inc. and Ellen R. Alemany, including Attached Exhibits. (incorporated by reference to Exhibit 10.39 to Form 10-Q filed November 13, 2015).

10.12

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

10.14

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

10.16	CIT Employee Severance Plan (As Amended and Restated Effective January 1, 2017) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed November 9, 2016).

10.17	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Director Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10-48 to Form 10-K filed on March 16, 2017).

10.18

Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2017) (with ROTCE Performance Measure and TSR Modifier) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed May 8, 2017).

10.19	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2017) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed May 8, 2017).

10.20	Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2018) (incorporated by reference to Exhibit 10.23 to Form 10-Q filed May 4, 2018).

10.21	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with performance Based Vesting) (2018) (incorporated by reference to Exhibit 10.24 to Form 10-Q filed May 4, 2018).

12.1	CIT Group Inc. and Subsidiaries Computation of Ratio of Earnings to Fixed Charges.

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

101.INS

XBRL Instance Document (Includes the following financial information included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.)

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

November 2, 2018	CIT GROUP INC.

/s/ John Fawcett
John Fawcett
Executive Vice President and
Chief Financial Officer

/s/ Edward K. Sperling
Edward K. Sperling
Executive Vice President and Controller