Form 10-K
period 2018-12-31
CIT GROUP INC
filed 2019-02-21
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2018	or	☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:001-31369

CIT GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification No.)

11 West 42nd Street, New York, New York (Address of Registrant's principal executive offices)	10036 (Zip Code)

(212) 461-5200 Registrant's telephone number including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.01 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

At February 15, 2019, there were 100,808,992 shares of CIT's common stock, par value $0.01 per share, outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the New York Stock Exchange Composite Transaction closing price of Common Stock ($50.41 per share, 115,662,583 shares of common stock outstanding), which occurred on June 29, 2018, was $5,830,550,809. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination shall not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☑ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III hereof to the extent described herein.

CIT ANNUAL REPORT 2018

PART ONE

Item 1: Business Overview

BUSINESS DESCRIPTION

CIT Group Inc., together with its subsidiaries (collectively "we", "our", "CIT" or the "Company"), is a bank holding company ("BHC") and a financial holding company ("FHC") with $44.4 billion of earning assets at December 31, 2018. CIT was formed in 1908 and provides financing, leasing and advisory services principally to middle-market companies and small businesses in a wide variety of industries, primarily in North America. CIT also provides banking and related services to commercial and individual customers through our banking subsidiary, CIT Bank, N.A. ("CIT Bank"), which includes over 60 branches located in Southern California and its online bank, cit.com/cit-bank/.

CIT is regulated by the Board of Governors of the Federal Reserve System ("FRB") and the Federal Reserve Bank of New York ("FRBNY") under the U.S. Bank Holding Company Act of 1956, as amended (“BHC Act”). CIT Bank is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury ("OCC").

BUSINESS SEGMENTS

As of December 31, 2018, CIT manages its business and reports its financial results in three operating segments: Commercial Banking, Consumer Banking, and Non-Strategic Portfolios, and a non-operating segment, Corporate and Other:

SEGMENT NAME	DIVISIONS	MARKETS AND SERVICES
Commercial Banking	• Commercial Finance • Rail • Real Estate Finance • Business Capital

•      Commercial Finance, Real Estate Finance, and Business Capital provide lending, leasing and other financial and advisory services, primarily to small and middle-market companies across select industries.

•      Business Capital also provides factoring, receivables management products and supply chain financing.

•      Rail provides equipment leasing and secured financing to railroads and shippers.

Consumer Banking	• Other Consumer Banking • Legacy Consumer Mortgages ("LCM")

•      Other Consumer Banking includes a full suite of deposit products, single family residential (“SFR”) loans, and Small Business Administration ("SBA") loans.

•      LCM consists of acquired SFR loans in run-off, certain of which are covered by loss sharing agreements with the Federal Deposit Insurance Corporation (“FDIC”).

Non-Strategic Portfolios ("NSP")		• NSP includes businesses and portfolios that we no longer consider strategic. The remaining loans at December 31, 2018 were in China and reported in assets held for sale.
Corporate and Other

•      Certain items are not allocated to operating segments and are included in Corporate and Other. Some of the more significant and recurring items include interest income on investment securities, a portion of interest expense primarily related to funding costs, mark-to-market adjustments on non-qualifying derivatives and bank owned life insurance (“BOLI”), restructuring charges, as well as certain unallocated costs and intangible assets amortization expenses and loss on debt extinguishments.

We set underwriting standards for each business and employ portfolio risk management models to achieve desired portfolio demographics. Our collection and servicing operations are organized by business and geography in order to provide efficient client interfaces and uniform customer experiences.

Information about our segments is also included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data (Note 24 — Business Segment Information).

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

CIT ANNUAL REPORT 2018

Description of Divisions

Commercial Finance provides a range of commercial lending and deposit products, as well as ancillary services, including cash management and advisory services, primarily to small and middle market companies. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery and equipment, transportation equipment (shipping vessels and aircraft) and/or intangibles, and are often used for working capital, plant expansion, acquisitions or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature and quality of the collateral, may be referred to as asset-based loans or cash flow loans. Loans are originated through relationships with private equity sponsors, or through direct relationships, led by originators with significant experience in their respective industries. We partner in joint ventures and provide asset management services for which we collect management fees. We provide financing, treasury management and capital markets products to customers in a wide range of industries, including aerospace & defense, aviation, communication, energy, entertainment, gaming, healthcare, industrials, maritime, restaurants, retail, services and technology.

Rail offers customized leasing and financing solutions and a highly efficient fleet of railcars and locomotives to railroads and shippers throughout North America. Railcar types include covered hopper cars used to ship grain and agricultural products, plastic pellets, sand, and cement; tank cars for energy products and chemicals; gondolas for coal, steel coil and mill service products; open hopper cars for coal and aggregates; boxcars for paper and auto parts, and centerbeams and flat cars for lumber. The rail portfolio is discussed further in the Concentrations section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Business Capital provides leasing and equipment financing to small businesses and middle market companies in a wide range of industries on both an indirect and direct basis. In our indirect business, we assist manufacturers and distributors in growing sales, profitability and customer loyalty by providing customized, value-added finance solutions to their commercial clients. In our direct financing and leasing business, we provide financing solutions for our borrowers and lessees. Additionally, through our digital small business lending platform, we provide small business unsecured loans and equipment financing. Our lending platform allows small businesses to access commercial loans and leases, including both capital and operating leases, through a highly automated credit approval, documentation and funding process. In addition, we provide factoring, receivable management, and secured financing to businesses (our clients, who are generally manufacturers or importers of goods) that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Factoring entails the assumption of credit risk with respect to trade accounts receivable arising from the sale of goods by our clients to their customers (generally retailers) that have been factored (i.e., sold or assigned to the factor).

Key Risks

Key risks faced by the divisions are credit, business and asset risk. Credit risks associated with secured financings relate to the ability of our borrower to repay our loan and the value of the collateral underlying the loan should our borrower default on its obligations. Business risks include the demand for services that is broadly affected by the overall level of economic growth and is more specifically affected by the overall level of economic activity in CIT's target industries. Changes in supply and demand of products and services affect the pricing CIT can earn in the market. New business volume in Commercial Banking is affected by CIT's ability to maintain and develop relationships with its equity sponsors, clients, vendor partners, distributors and resellers. Commercial Banking is also exposed to business risk related to its syndication activity, which could expose CIT to risk arising from the inability to sell loans to other lenders, resulting in lower fee income and higher than expected credit exposure to certain borrowers.

The products and services provided by Commercial Services (a unit of Business Capital that provides commercial factoring services) involve two types of credit risk: customer and client. A customer is the account debtor and obligor on trade accounts receivable that have been factored with and assigned to the factor. The most prevalent risk in factoring transactions for Commercial Services is customer credit risk, which relates to the financial inability of a customer to pay undisputed factored trade accounts receivable. A client is the counterparty to Commercial Services on any factoring, financing, or receivables purchasing agreement to sell trade receivables to Commercial Services, and generally are manufacturers or importers of goods. While less significant than customer credit exposure, client credit risk relates to a decline in the creditworthiness of a borrowing client, their consequent inability to repay their loan, and the possible insufficiency of the underlying collateral (including the aforementioned customer accounts receivable) to cover any loan repayment shortfall.

Commercial Services is also subject to a variety of business risks, including operational risk, due to the high volume of transactions, as well as business risks related to competitive pressures from other banks, boutique factors, and credit insurers, and seasonal risks due to retail trends. These pressures create risk of reduced pricing and factoring volume for CIT. In addition, client de-factoring can occur if retail credit conditions are benign for a long period and clients no longer demand factoring services for credit protection.

CIT ANNUAL REPORT 2018

The primary risks for Rail are asset risk (resulting from ownership of the railcars and related equipment on operating lease) and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying rail equipment that is leased. Rail invests in long-lived equipment, railcars/locomotives, which have economic useful lives of approximately 40-50 years. This equipment is then leased to commercial end-users with lease terms of typically three to five years. CIT is exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in reduced future lease income over the remaining life of the asset or a lower sale value.

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

CONSUMER BANKING

Consumer Banking includes Retail Banking, Consumer Lending, and SBA Lending, which are grouped together for purposes of discussion as Other Consumer Banking, and LCM. We source our Consumer Lending business primarily through our branch network and industry referrals, as well as direct digital marketing efforts. Periodically we purchase loans on a whole-loan basis. We source our SBA loans through a network of SBA originators.

Other Consumer Banking offers consumer mortgage lending and deposit products to its consumer customers. The division offers conforming and jumbo residential mortgage loans, primarily in Southern California. Mortgage loans are primarily originated through CIT Bank branches and retail referrals, employee referrals, internet leads and direct marketing. Additionally, loans are purchased through whole loan and portfolio acquisitions. Consumer Lending includes product specialists, internal sales support and origination processing, structuring and closing. Retail Banking is the primary deposit gathering business of CIT Bank and operates through a network of retail branches in Southern California and an online direct channel. We offer a broad range of deposit and lending products along with payment solutions to meet the needs of our clients (both individuals and small businesses), including checking, savings, money market, individual retirement accounts, and time deposits.

The Other Consumer Banking division also originates qualified SBA 504 loans and 7(a) loans. SBA 504 loans generally provide growing businesses with long-term, fixed-rate financing for major fixed assets, such as land and buildings. SBA 7(a) loans provide working capital, acquisition of inventory, machinery, equipment, furniture, and fixtures, the refinance of outstanding debt subject to any program guidelines, and acquisition of businesses, including partnership buyouts.

LCM includes portfolios of SFR mortgages, certain of which are covered by loss sharing agreements with the FDIC that expire between March 2019 and February 2020. Covered Loans in this segment were previously acquired by OneWest Bank, N.A. in connection with the FDIC-assisted IndyMac Federal Bank, FSB (“IndyMac”), First Federal Bank of California, FSB (“First Federal”) and La Jolla Bank, FSB (“La Jolla”) transactions. The FDIC indemnified OneWest Bank, N.A. against certain future losses sustained on these loans. The Company sold its reverse mortgage portfolio in May 2018 in connection with the sale of its discontinued operation, the Financial Freedom servicing business.

Key Risks

Key risks faced are credit, collateral and geographic concentration risk. Similar to our commercial business, credit risks associated with secured consumer financings relate to the ability of the borrower to repay its loan and the value of the collateral underlying the loan should the borrower default on its obligations. Our consumer mortgage loans are typically collateralized by the underlying property, primarily single family homes. Therefore, collateral risk relates to the potential decline in value of the property securing the loan. A majority of the loans are concentrated in Southern California, resulting in geographic concentration risk related to a potential downturn in the economic conditions or a potential natural disaster, such as earthquake or wildfire, in that region. As discussed in Note 3 — Loans of Item 8. Financial Statements and Supplementary Data, the Company’s indemnification asset is limited to the loss sharing agreement of IndyMac, with an indemnification period ending March 31, 2019.

Key risks for both Commercial Banking and Consumer Banking include funding and liquidity risks. These are managed centrally and are discussed in the Funding and Liquidity section Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CIT ANNUAL REPORT 2018

CIT BANK, N.A.

CIT Bank is regulated by the OCC.

CIT Bank raises deposits through its branch network at over 60 locations in Southern California, its online bank (www.cit.com/cit-bank/), from retail and institutional customers through commercial channels, and, to a lesser extent, broker channels. CIT Bank's existing suite of deposit products includes checking, savings, money market, individual retirement accounts and time deposits.

CIT Bank provides lending, leasing and other financial and advisory services, primarily to small and middle-market companies across select industries through its Commercial Finance, Rail, Real Estate Finance, and Business Capital divisions. The Bank also offers residential mortgage lending and deposits to its customers through its Other Consumer Banking division. To help fulfill its community reinvestment act (“CRA”) obligations, CIT Bank provides equity investments, loans to support affordable housing and other community development activities, as well as grants and service-related activities, throughout its assessment area in Southern California.

CIT Bank's loans and leases are primarily commercial loans, consumer loans and operating lease equipment. CIT Bank's operating lease portfolio consists primarily of leased railcars and related equipment.

At year-end, CIT Bank remained well capitalized, maintaining capital ratios above required levels.

INFORMATION SECURITY

Information security, including cybersecurity, is a high priority for CIT. Recent, highly publicized events have highlighted the importance of cybersecurity, including cyberattacks against financial institutions, governmental agencies and other organizations that resulted in the compromise of personal and/or confidential information, the theft or destruction of corporate information, and demands for ransom payments to release corporate information encrypted by so-called “ransomware.” A successful cyberattack could harm CIT’s reputation and/or impair its ability to provide services to its customers.

CIT has developed policies and technology designed to (i) protect both our own and our clients’ information from cyberattacks or other corruption or loss, (ii) reasonably assure the continuity of CIT’s business in the event of disruptions of CIT’s or its vendors’ critical systems, and (iii) comply with regulatory requirements relating to the protection of customer information (see Regulation – Privacy Provisions and Customer and Client Information below). For additional information on CIT’s cybersecurity and business continuity programs, see the Risk Management section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk (the "MD&A") below.

DISCONTINUED OPERATIONS

Discontinued operations were comprised of Business Air and residual activity from the Financial Freedom servicing business that we sold on May 31, 2018. Discontinued operations are discussed, along with balance sheet and income statement items, in Note 2 — Discontinued Operations in Item 8. Financial Statements and Supplementary Data.

EMPLOYEES

CIT employed 3,678 people at December 31, 2018. Based upon the location of the Company's legal entities, as of December 31, 2018, 3,636 were employed in U.S. entities and 42 in non-U.S. entities.

COMPETITION

We operate in competitive markets. Our competitors include global and regional commercial banks and community banks, as well as captive finance companies, leasing companies, business development companies, and other non-bank lenders. In most of our business lines, we have a few large competitors that have significant market share and many smaller niche competitors. Many of our competitors have substantial financial, technological, and marketing resources.

Our customer value proposition is primarily based on financing terms, industry expertise, transaction structuring, technology driven solutions, and client service. From time to time, due to highly competitive markets, we may (i) lose market share if we are unwilling to match product structure, pricing, or terms of our competitors that do not meet our credit standards or return requirements or (ii) receive lower returns or incur higher credit losses if we match our competitors’ product structure, pricing, or terms. We tend not to compete on price, but rather on industry experience, asset and equipment knowledge, and customer service.

CIT ANNUAL REPORT 2018

REGULATION

We are regulated by U.S. federal banking laws, regulations and policies. Such laws and regulations are intended primarily for the protection of depositors, customers and the federal Deposit Insurance Fund (“DIF”), as well as to minimize risk to the banking system as a whole, and not for the protection of our shareholders or non-depository creditors. Bank regulatory agencies have broad examination and enforcement power over BHCs and their bank and non-bank subsidiaries, including the power to impose substantial fines, limit dividends and other capital distributions, restrict operations and acquisitions, and require divestitures. BHCs and banks, as well as subsidiaries of both, are prohibited by law from engaging in practices that the relevant regulatory authority deems unsafe or unsound. CIT is a BHC, and elected to become a FHC. CIT Bank is chartered as a national bank by the OCC and is a member bank of the Federal Reserve System. CIT and CIT Bank are subject to certain limitations on our activities, transactions with affiliates, and payment of dividends, and certain standards for capital and liquidity, safety and soundness, and incentive compensation, among other matters. The principal regulator of CIT and its non-bank subsidiaries is the FRB and the principal regulator of CIT Bank and its subsidiaries is the OCC. Both CIT and CIT Bank are subject to the jurisdiction of the Consumer Financial Protection Bureau (“CFPB”).

Certain of our subsidiaries are subject to the jurisdiction of other governmental agencies. CIT Capital Securities LLC is a broker-dealer licensed by the Financial Industry Regulatory Authority (“FINRA”), and is subject to the jurisdiction of FINRA and the Securities and Exchange Commission ("SEC"). Our insurance operations are primarily conducted through The Equipment Insurance Company and CIT Insurance Agency, Inc. Each company is licensed to enter into insurance contracts and is subject to regulation and examination by state insurance regulators. In connection with the disposition of our international platforms, we have surrendered all of our banking licenses outside of the United States.

On May 24, 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law. Among other regulatory changes, the EGRRCPA amended provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) to increase the threshold for applicability of the enhanced prudential supervision requirements under Sections 165 and 166 from $50 billion to $250 billion. The EGRRCPA’s increased threshold took effect immediately for BHCs with total consolidated assets of less than $100 billion, including CIT. As a result, certain of the enhanced prudential standards required under Sections 165 and 166 of the Dodd-Frank Act no longer apply to CIT or will be adjusted to reflect that banking entities with less than $100 billion in assets are no longer deemed to be systemically important financial institutions. See “Regulatory Expectations for Capital Planning” below.

In connection with the OneWest Transaction, CIT Bank submits to the OCC annually a comprehensive 3-year business plan, including a financial forecast, a capital plan that provides for maintenance of CIT Bank’s capital, a funding plan and a contingency funding plan, the intended types and volumes of lending activities, and an action plan to accomplish identified strategic goals and objectives. The Bank reports quarterly to the OCC on any material variances. The Board of Directors must review the performance of CIT Bank under the business plan at least annually.

CIT Bank also submitted to the OCC a CRA Plan after the merger, describing the actions it intended to take to help meet the credit needs of low and moderate income (“LMI”) communities within its assessment areas, the management structure responsible for implementing the CRA Plan, and the Board committee responsible for overseeing the Bank’s performance under the CRA Plan. CIT Bank published on its public website (i) a copy of its CRA Plan and (ii) a CRA Plan summary report that demonstrates the measurable results of the CRA Plan.

CIT also committed to the FRB to meet certain levels of CRA-reportable lending and CRA Qualified Investments in its assessment areas over 4 years, make annual donations to qualified non-profit organizations that provide services in its assessment areas, locate a minimum of 15% of its branches and ATMs in LMI census tracts, and provide at least 2,100 hours of CRA qualified volunteer service.

Banking Supervision and Regulation

Permissible Activities

The BHC Act limits the business of BHCs that are not FHCs to banking, managing or controlling banks, performing servicing activities for subsidiaries, and engaging in activities that the FRB has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto. An FHC also may engage in or acquire and retain the shares of a company engaged in activities that are financial in nature or incidental or complementary to activities that are financial in nature as long as the FHC continues to meet the eligibility requirements for FHCs, including that the FHC and each of its U.S. depository institution subsidiaries remain “well-capitalized” and “well-managed.”

CIT ANNUAL REPORT 2018

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

Activities that are “financial in nature” include securities underwriting, dealing and market making, advising mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature or incidental to such financial activity. “Complementary activities” are activities that the FRB determines upon application to be complementary to a financial activity and that do not pose a safety and soundness issue. CIT is primarily engaged in activities that are permissible for a BHC, and conducts only limited business involving the expanded activities available to an FHC.

Capital Requirements

The Company and the Bank are subject to risk-based requirements and rules issued by the FRB, OCC, and FDIC (the “Basel III Rule”) that are based upon the final framework for strengthening capital and liquidity regulation of the Basel Committee on Banking Supervision (the “Basel Committee”). Under the Basel III Rule, the Company and the Bank apply the Standardized Approach in measuring their risk-weighted assets (“RWA”) and regulatory capital. The Basel III Rule divides a banking entity’s capital into three capital components: Common Equity Tier 1 (“CET1”) capital, additional Tier 1 capital, and Tier 2 capital, and assigns related regulatory capital ratios. Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain requirements. Total Capital is the sum of Tier 1 and Tier 2 Capital. The most common form of Additional Tier 1 capital instruments is non-cumulative perpetual preferred stock and the most common form of Tier 2 capital instruments is subordinated notes, in each case subject to specific requirements under the Basel III Rule. The Company has both non-cumulative perpetual preferred stock and subordinated notes outstanding.

The Basel III Rule provides for a number of deductions from and adjustments to CET1. These include, for example, goodwill, other intangible assets, and deferred tax assets (“DTAs”) that arise from net operating loss and tax credit carryforwards net of any related valuation allowance. Mortgage servicing rights, DTAs arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial institutions must also be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. The non-DTA related deductions (goodwill, intangibles, etc.) may be reduced by netting with any associated deferred tax liabilities (“DTLs”). As for the DTA deductions, the netting of any remaining DTL must be allocated in proportion to the DTAs arising from net operating losses and tax credit carryforwards and those arising from temporary differences. In September 2017, the federal bank regulators proposed to revise and simplify the capital treatment for certain DTAs, mortgage servicing rights, investments in non-consolidated financial institutions and minority interests for non-advanced approaches banking organizations, such as CIT and the Bank. In November 2017, the federal bank regulators revised the Basel III Rule to extend the current transitional treatment of these items for non-advanced approaches banking organizations until the September 2017 proposal is finalized.

Under the Basel III Rule, certain off-balance sheet commitments and obligations are converted into RWA, that together with on-balance sheet assets, are the base against which regulatory capital is measured. The Basel III Rule defined the risk-weighting categories for BHCs and banks that follow the Standardized approach based on a risk-sensitive analysis, depending on the nature of the exposure. Risk weights range from 0% for U.S. government securities, to as high as 1,250% for such exposures as certain tranches of securitizations or unsettled security/commodity transactions.

Per the Basel III Rule, the minimum capital ratios for CET1, Tier 1 capital, and Total capital are 4.5%, 6.0% and 8.0%, respectively. The Basel III Rule includes a “capital conservation buffer” of 2.5%, composed entirely of CET1, on top of these minimum RWA ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to RWA above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall and the institution’s "eligible retained income" (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).

The Company and CIT Bank, as non-advanced approaches banking organizations, made a one-time, permanent election under the Basel III Rule to exclude the effects of certain components of accumulated other comprehensive income (“AOCI”) included in shareholders’ equity under U.S. GAAP (for example, mark-to-market of securities held in the available-for-sale (“AFS”) portfolio) in determining regulatory capital ratios.

CIT ANNUAL REPORT 2018

As of January 1, 2019, CIT is required to maintain the following risk-based capital ratios:

	Minimum Capital Requirements — January 1, 2019
	CET 1	Tier 1 Capital	Total Capital
Stated minimum ratios	4.5%	6.0%	8.0%
Capital conservation buffer	2.5%	2.5%	2.5%
Effective minimum ratios	7.0%	8.5%	10.5%

The Company and CIT Bank are also required to maintain a minimum Tier 1 leverage ratio (Tier 1 capital to a quarterly average of non-risk weighted total assets) of 4%. As non-advanced approaches banking organizations, the Company and CIT Bank are not subject to the Basel III Rule's countercyclical buffer or the supplementary leverage ratio.

The Company and CIT Bank meet all capital requirements under the Basel III Rule, including the capital conservation buffer. The table in Part 2 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (Regulatory Capital section) presents CIT's and CIT Bank's capital ratios as of December 31, 2018, calculated under the Basel III Rule — Standardized Approach and the Transition Final Rule (effective January 1, 2018 to extend the regulatory capital treatment under 2017 transition provisions for certain items).

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee's standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card and home equity lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2022, with an aggregate output floor phasing in through January 1, 2027. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or CIT Bank. The impact of Basel IV on the Company and CIT Bank will depend on whether, and the manner in which, it is implemented by the federal bank regulators. In December 2018, the federal bank regulators issued a final rule that would provide an optional three-year phase-in period for the day-one regulatory capital effects of the adoption of ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” on January 1, 2020. See Note 1. Business and Summary of Significant Accounting Policies – Recent Accounting Pronouncements in Item 8. Financial Statements and Supplementary Data for additional information on this accounting pronouncement.

Regulatory Expectations for Capital Planning

Under Sections 165 and 166 of the Dodd-Frank Act, as amended by the EGRRCPA, the FRB has promulgated regulations and issued guidance imposing enhanced prudential supervision requirements on BHCs with total consolidated assets of $100 billion or more. As a BHC with total consolidated assets of less than $100 billion, CIT is no longer subject to these enhanced prudential standards. However, the FRB has indicated that the capital planning and risk management practices of financial institutions with assets of less than $100 billion will continue to be reviewed through the regular supervisory process.

Although CIT no longer participates in the FRB’s CCAR process, CIT is still required to maintain a comprehensive and effective capital planning process in accordance with SR Letter 09-4, “Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies” (“SR 09-4”). Under SR 09-4, a BHC is expected to inform and consult with the FRB before (i) declaring and paying a dividend that could raise safety and soundness concerns, (ii) redeeming or repurchasing regulatory capital instruments when the BHC is experiencing financial weakness, or (iii) redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction in the amount of such instrument during the quarter in which the redemption or repurchase occurs. BHCs are expected to advise the FRB sufficiently in advance of such capital action to provide reasonable opportunity for supervisory review and possible objection. The FRB reviews our capital planning process as part of its regular supervisory process. In addition, under the Basel III Rule, any repurchase or redemption of a regulatory capital instrument is subject to approval by the applicable federal bank regulator.

Liquidity Requirements

In line with international liquidity standards established by the Basel Committee to ensure that banking entities address both short-term and long-term funding needs, the federal banking agencies set minimum liquidity requirements for large banking organizations, including minimum levels of unencumbered high-quality liquid assets. In 2014, the federal banking regulators adopted a joint final rule implementing a liquidity coverage ratio (“LCR”), calculated as the ratio of a banking entity’s high-quality liquid assets to its total net cash outflows over 30 consecutive calendar days, for large and internationally active U.S. banking entities. The final rule applied a modified version of the LCR requirements to bank holding companies with total consolidated assets of greater than $50 billion but less than $250 billion. In 2016, the federal banking regulators issued a proposed rule that would implement a net stable funding ratio (“NSFR”), calculated as the ratio of the amount of stable funding available to a banking organization to its required amount of stable funding, for U.S. banking entities with total consolidated assets greater than $50 billion, although the NSFR is not yet effective.

CIT ANNUAL REPORT 2018

On July 6, 2018, following approval of the EGRRCPA, the federal banking regulators issued an interagency statement to provide guidance on how they would administer provisions of the EGRRCPA that took effect immediately, until the agencies amend their regulations to incorporate the changes. In addition, the FRB issued a statement to provide guidance on how it would administer certain regulations and reporting requirements that the EGRRCPA immediately affected. Among other actions, the FRB stated that it would not require bank holding companies with less than $100 billion in total consolidated assets to comply with the LCR requirements. Nevertheless, in both the interagency statement and the FRB statement, the banking regulators indicated that the capital planning and risk management practices of financial institutions with assets of less than $100 billion will continue to be reviewed through the regular supervisory process. The Company and CIT Bank intend to maintain a liquidity risk management and monitoring process designed to ensure appropriate liquidity to meet expected and contingent funding needs under both normal and stress environments, subject to the regular supervisory process. See “Management’s Discussion and Analysis – Risk Management – Liquidity Risk”.

Acquisitions

Federal and state laws impose notice and approval requirements for mergers and acquisitions involving depository institutions or BHCs. The BHC Act requires the prior approval of the FRB for (i) the acquisition by a BHC of direct or indirect ownership or control of more than 5% of any class of voting shares of a bank, savings association, or BHC, (ii) the acquisition of all or substantially all of the assets of any bank or savings association by any subsidiary of a BHC other than a bank, or (iii) the merger or consolidation of any BHC with another BHC. Prior regulatory approval is also generally required for mergers, acquisitions and consolidations involving other insured depository institutions. In reviewing acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect of the transaction, financial and managerial issues, including the capital position of the combined organization, convenience and needs factors, including the applicant's CRA record, the effectiveness of the subject organizations in combating money laundering activities, and the transaction's effect on the stability of the U.S. banking or financial system. In addition, a FHC must obtain prior approval of the FRB before acquiring certain non-bank financial companies with assets exceeding $10 billion.

Dividends

CIT Group Inc. is a legal entity separate and distinct from CIT Bank and CIT’s other subsidiaries. Most of CIT’s cash inflow is comprised of interest on intercompany loans to its subsidiaries and dividends from its subsidiaries.

The ability of CIT to pay dividends on common stock may be affected by various factors, most notably regulatory capital requirements. Capital and non-capital standards established for depository institutions under the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended (“FDICIA”) may limit the ability of CIT Bank to pay dividends to CIT. The right of CIT, its stockholders, and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to prior claims of creditors of CIT Bank and CIT’s other subsidiaries.

OCC regulations limit CIT Bank’s ability to pay dividends if the total amount of all dividends (common and preferred) declared in any current year, including the proposed dividend, exceeds the total net income for the current year to date plus any retained net income for the prior two years, less the sum of any transfers required by the OCC and any transfers required to fund the retirement of any preferred stock. If the dividend in either of the prior two years exceeded that year’s net income, the excess shall not reduce the net income for the three year period described above, provided the amount of excess dividends for either of the prior two years can be offset by retained net income in the current year minus three years or the current year minus four years.

It is the policy of the FRB that a BHC generally pay dividends on common stock out of net income available to common shareholders over the past year, and only if the prospective rate of earnings retention appears consistent with capital needs, asset quality, and overall financial condition, and the BHC is not in danger of failing to meet its minimum regulatory capital adequacy ratios. A BHC should not maintain a dividend level that places undue pressure on the capital of bank subsidiaries, or that may undermine the BHC’s ability to serve as a source of strength to its subsidiary bank.

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

In July 2018, the FRB, OCC, FDIC, CFTC and SEC issued a notice of proposed rulemaking intended to tailor the application of the Volcker Rule based on the size and scope of a banking entity’s trading activities and to clarify and amend certain definitions, requirements and exemptions. The ultimate impact of any amendments to the Volcker Rule will depend on, among other things, further rulemaking and implementation guidance from the relevant U.S. federal regulatory agencies and the development of market practices and standards.

CIT ANNUAL REPORT 2018

Orderly Liquidation Authority

The Dodd-Frank Act created the Orderly Liquidation Authority ("OLA"), a resolution regime for systemically important non-bank financial companies, including BHCs and their non-bank affiliates, under which the FDIC may be appointed receiver to liquidate such a company upon a determination by the Secretary of the Treasury (Treasury), after consultation with the President of the United States, with support by a supermajority recommendation from the FRB and, depending on the type of entity, the approval of the director of the Federal Insurance Office, a supermajority vote of the SEC, or a supermajority vote of the FDIC, that the company is in danger of default, that such default presents a systemic risk to U.S. financial stability, and that the company should be subject to the OLA process. This resolution authority is similar to the FDIC resolution model for depository institutions, with certain modifications to reflect differences between depository institutions and non-bank financial companies and to reduce disparities between the treatment of creditors' claims under the U.S. Bankruptcy Code and in an OLA proceeding compared to those that would exist under the resolution model for insured depository institutions.

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

Prompt Corrective Action

FDICIA, among other things, establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. When they adopted the Basel III Rule, the OCC and the other agencies also revised their prompt corrective action regulations by adding a CET1 ratio at each capital category (except critically undercapitalized) and increasing the minimum Tier 1 capital ratio for each capital category. The following table sets forth the required capital ratios to be deemed “well capitalized” or “adequately capitalized” under regulations in effect at December 31, 2018.

	Prompt Corrective Action Ratios — December 31, 2018
	Well Capitalized(1)	Adequately Capitalized
CET 1	6.5%	4.5%
Tier 1 Capital	8.0%	6.0%
Total Capital	10.0%	8.0%
Tier 1 Leverage(2)	5.0%	4.0%
(1) A "well capitalized" institution also must not be subject to any written agreement, order or directive to meet and maintain a specific capital level for any capital measure.
(2) As a standardized approach banking organization, CIT Bank is not subject to the 3% supplemental leverage ratio requirement, which became effective on January 1, 2018.

CIT Bank's capital ratios were all in excess of minimum guidelines for well capitalized at December 31, 2018.

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

Regulators take into consideration both risk-based capital ratios and other factors that can affect a bank's financial condition, including (i) concentrations of credit risk, (ii) interest rate risk, and (iii) risks from non-traditional activities, along with an institution's ability to manage those risks, when determining capital adequacy. This evaluation is made during the institution's safety and soundness examination. An institution may be downgraded to, or deemed to be in, a capital category that is lower than is indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

CIT ANNUAL REPORT 2018

Source of Strength Doctrine and Support for Subsidiary Banks

FRB policy and, after the Dodd-Frank Act, the BHC Act requires BHCs such as CIT to serve as a source of strength and to commit capital and other financial resources to subsidiary banks. This support may be required at times when CIT may not be able to provide such support without adversely affecting its ability to meet other obligations. If CIT is unable to provide such support, the FRB could instead require the divestiture of CIT Bank and impose operating restrictions pending the divestiture. Any capital loans by a BHC to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of the subsidiary bank. If a BHC commits to a federal bank regulator that it will maintain the capital of its bank subsidiary, whether in response to the FRB's invoking its source of strength authority or in response to other regulatory measures, that commitment will be assumed by the bankruptcy trustee and the bank will be entitled to priority payment in respect of that commitment.

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

In March 2016, the FDIC adopted a final rule increasing the reserve ratio for the DIF to 1.35% of total insured deposits, and imposing a surcharge of four and a half basis points (0.045%) on the quarterly assessments of insured depository institutions with total consolidated assets of $10 billion or more, such as CIT Bank. The surcharge continued through September 30, 2018, when the reserve ratio reached 1.36% of insured deposits, exceeding the statutorily required minimum reserve ratio.  The FDIC will, at least semi-annually, update its income and loss projections for the DIF and, if necessary, propose rules to further increase assessment rates.

Under the Federal Deposit Insurance Act ("FDIA"), the FDIC may terminate an institution’s deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

During 2015 and 2016, CIT Bank purchased railcars from two non-bank subsidiaries of CIT for an aggregate purchase price of approximately $540 million. During November 2018, CIT Bank purchased additional railcars from another non-bank subsidiary of CIT for an aggregate purchase price of approximately $350 million. The aggregate covered value of the railcar transfers to CIT Bank was approximately $845 million at December 31, 2018. In addition, several other non-bank subsidiaries of CIT have entered into transactions to sell assets to CIT Bank from time to time. Each of these transactions by CIT Bank with non-bank subsidiaries of CIT constitute transactions with affiliates and are subject to the volume, asset quality, deal terms and other limits set forth in Sections 23A and 23B of the Federal Reserve Act and Regulation W. CIT does not anticipate significant additional transactions between CIT Bank and its non-bank affiliates in the foreseeable future.

CIT ANNUAL REPORT 2018

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

Safety and Soundness Standards

FDICIA requires the federal bank regulatory agencies to prescribe safety and soundness standards, by regulations or guidelines, as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “Prompt Corrective Action” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil monetary penalties.

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

CIT ANNUAL REPORT 2018

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

The CFPB and other federal agencies have also jointly finalized rules imposing credit risk retention requirements on lenders originating certain mortgage loans, which require sponsors of a securitization to retain at least 5 percent of the credit risk of assets collateralizing asset-backed securities. Residential mortgage-backed securities qualifying as "qualified residential mortgages" will be exempt from the risk retention requirements. The final rule maintains revisions to the proposed rules that cover degrees of flexibility for meeting risk retention requirements and the relationship between "qualified mortgages" and "qualified residential mortgages." These rules and any other new regulatory requirements promulgated by the CFPB could require changes to the Company's mortgage origination business, result in increased compliance costs and affect the streams of revenue of such business.

Community Reinvestment Act

The CRA requires depository institutions like CIT Bank to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice by, among other things, providing credit to LMI individuals and communities within its assessment area. The CRA does not establish specific lending requirements or programs for depository institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings, which are made available to the public. In order for a FHC to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the FHC must have received a rating of at least "satisfactory" in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of applications to acquire, merge, or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office, and such record may be the basis for denying the application. CIT Bank received a rating of "Satisfactory" on its most recent published CRA examination by the OCC.

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

CIT ANNUAL REPORT 2018

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

Anti-Money Laundering ("AML") and Economic Sanctions

In the U.S., the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, as amended, imposes significant obligations on financial institutions, including banks, to detect and deter money laundering and terrorist financing, including requirements to implement AML programs, verify the identity of customers that maintain accounts, file currency transaction reports, and monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. In May 2018, the Customer Due Diligence requirements for financial institutions, issued by the Financial Crimes Enforcement Network (“FinCEN”), took effect, clarifying and strengthening customer due diligence requirements for financial institutions, including banks, to identify and verify the identity of natural persons, known as beneficial owners, who own, control, and profit from legal entity customers when those customers open accounts. The Company has implemented policies, procedures, and internal controls that are designed to comply with all applicable AML laws and regulations. The Company has also implemented policies, procedures, and internal controls that are designed to comply with the regulations and economic sanctions programs administered by the U.S. Treasury's Office of Foreign Assets Control ("OFAC"), which administers and enforces economic and trade sanctions against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy, or economy of the U.S., as well as sanctions based on United Nations and other international mandates.

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

Other Regulations

In addition to U.S. banking regulation, our operations are subject to supervision and regulation by other federal, state, and various foreign governmental authorities. Additionally, our operations may be subject to various laws and judicial and administrative decisions. This oversight may serve to:

•	regulate credit granting activities, including establishing licensing requirements, if any, in various jurisdictions;
•	establish maximum interest rates, finance charges and other charges;
•	regulate customers' insurance coverages;
•	require disclosures to customers;
•	govern secured transactions;
•	set collection, foreclosure, repossession and claims handling procedures and other trade practices;
•	prohibit discrimination in the extension of credit and administration of loans; and
•	regulate the use and reporting of information related to a borrower's credit experience and other data collection.

CIT ANNUAL REPORT 2018

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

WHERE YOU CAN FIND MORE INFORMATION

The SEC maintains an Internet site at www.sec.gov, on which interested parties can electronically access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as our Proxy Statements.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as our annual Proxy Statements, are available free of charge on the Company's Internet site at www.cit.com as soon as reasonably practicable after such materials are electronically filed or furnished with the SEC. Copies of our Corporate Governance Guidelines, the Charters of the Audit Committee, the Compensation Committee, the Nominating and Governance Committee, and the Risk Management Committee, and our Code of Business Conduct are available, free of charge, on our internet site at www.cit.com/about/us/governance, and printed copies are available by contacting Investor Relations, 1 CIT Drive, Livingston, NJ 07039 or by telephone at (973) 740-5000. Information contained on our website or that can be accessed through our website is not incorporated by reference into this Form 10-K, unless we have specifically incorporated it by reference.

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

Assets Held for Sale ("AHFS") include loans and operating lease equipment that we no longer have the intent or ability to hold until maturity. As applicable, AHFS also includes a component of goodwill associated with portfolios or businesses held for sale.

Available-for-sale ("AFS") is a classification that pertains to debt securities. We classify these securities as AFS when they are not considered trading securities, securities carried at fair value, or held-to-maturity securities. AFS securities are included in investment securities in the balance sheet.

Average Earning Assets ("AEA"), is a non-GAAP measure, and is computed using month end balances of Earning Assets. We use this average for certain key profitability ratios, including return on AEA, and Net Finance Revenue as a percentage of AEA (Net Finance Margin) for the respective period.

Average Loans is computed using month end balances and is used to measure the rate of return on the loans and the rate of net charge-offs, for the respective period.

Average Operating Leases ("AOL") is computed using month end balances and is used to measure the rate of return on our operating lease portfolio for the respective period.

CIT ANNUAL REPORT 2018

Common Equity Tier 1 ("CET1"), Additional Tier 1 Capital, Tier 1 Capital, Tier 2 Capital, and Total Capital are regulatory capital measures as defined in the capital adequacy guidelines issued by the Federal Reserve. CET1 is common stockholders' equity reduced by capital deductions such as goodwill, intangible assets and DTAs that arise from net operating loss and tax credit carryforwards, and adjusted by elements of other comprehensive income and other items. Tier 1 Capital is Common Tier 1 Capital plus other Additional Tier 1 Capital instruments including, among other things, non-cumulative preferred stock. Total Capital consists of Tier 1 Capital and Tier 2 Capital, which includes for CIT subordinated debt, and qualifying allowance for credit losses and other reserves.

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

Earning Assets is the sum of loans (defined below) (less the credit balances of factoring clients), operating lease equipment, net, AHFS, interest-bearing cash, investment securities, securities purchased under agreements to resell, and indemnification asset, all as of a specific date.

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

Impaired Loan is a loan that based on current information and events, it is probable that CIT will be unable to collect all amounts due according to the contractual terms of the agreement.

Indemnification Assets relate to certain asset purchases in which the FDIC indemnified OneWest Bank, prior to its acquisition by CIT, against certain future losses in accordance with the Loss Sharing Agreements, as defined below.

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

Loss Sharing Agreements are agreements in which the FDIC indemnifies OneWest Bank against certain future losses on assets purchased from the FDIC. See Indemnification Assets defined above. The loss sharing agreements generally require CIT to obtain FDIC approval prior to transferring or selling loans and related indemnification assets. Eligible losses are submitted to the FDIC for reimbursement when a qualifying loss event occurs (e.g., charge-off of loan balance or liquidation of collateral). Reimbursements approved by the FDIC usually are received within 60 days of submission. Receivables related to these indemnification assets are referred to as Covered Loans.

Lower of Cost or Fair Value relates to the carrying value of an asset. The cost refers to the current book balance of certain assets, such as held for sale assets.

CIT ANNUAL REPORT 2018

Net Efficiency Ratio is a non-GAAP measure that measures the level of operating expenses to our revenue generation over a period of time. It is calculated by dividing operating expenses, excluding intangible assets amortization, goodwill impairment, and restructuring charges, by Total Net Revenue. This calculation may differ from other financial institutions' ratio due to the inclusion of operating lease revenue and associated expenses, and the exclusion of the noted items.

Net Finance Revenue ("NFR") is a non-GAAP measurement reflecting Net Interest Revenue (defined below) plus net operating lease revenue (rental income on operating lease equipment less depreciation on operating lease equipment and maintenance and other operating lease expenses). When divided by AEA, the product is defined as Net Finance Margin ("NFM"). NFM is a non-GAAP measurement. These are key measures used by management in the evaluation of the financial performance of our business.

Net Interest Income Sensitivity ("NII Sensitivity") measures the net impact of hypothetical changes in interest rates on forecasted NFR, for our interest rate sensitive assets, liabilities and off-balance sheet instruments, assuming a static balance sheet over a twelve-month period.

Net Interest Revenue reflects interest and fees on loans, interest on interest-bearing cash, and interest/dividends on investments less interest expense on deposits and borrowings.

Net Operating Loss Carryforward / Carryback ("NOLs") is a tax concept, whereby tax losses in one year can be used to offset taxable income in other years. For example, U.S. Federal NOLs generated in tax years beginning before January 1, 2018, can first be carried-back and applied against taxable income recorded in the two preceding years with any remaining amount being carried-forward for the next twenty years to offset future taxable income. For U.S. Federal NOLs generated in tax years beginning January 1, 2018, the utilization of these NOLs is limited to 80% of taxable income. Further, these NOLs may not be carried-back but may be carried forward indefinitely. The rules pertaining to the number of years allowed for the carryback or carryforward of an NOL varies by jurisdiction.

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

Non-performing Assets include Non-accrual Loans, OREO (defined below) and repossessed assets.

Other Non-Interest Income includes (1) fee revenues, including fees on lines of credit, letters of credit, capital market related fees, agent and advisory fees and servicing fees, (2) factoring commissions (3) gains and losses on leasing equipment, net of impairments, (4) BOLI income, (5) gains and losses on investment securities, net of impairments, and (6) other revenues.

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

Purchase Credit Impaired ("PCI") Loans and PCI Investments are loans and investments that at the time of an acquisition were considered impaired, because there was evidence of credit deterioration since origination of the loan and investment and it was probable that all contractually due amounts (principal and interest) would not be collected.

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

CIT ANNUAL REPORT 2018

Classified assets are rated as substandard, doubtful or loss based on the criteria outlined above. Classified assets can be accruing or on non-accrual depending on the evaluation of the relevant factors. Classified loans plus special mention loans are considered criticized loans.

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

Total Net Revenue is a non-GAAP measurement and is the sum of NFR and other non-interest income and used for an efficiency ratio.

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

CIT ANNUAL REPORT 2018

Acronyms

The following is a list of certain acronyms we use throughout this document:

Acronym	Definition	Acronym	Definition
AEA	Average Earnings Assets	GSEs	Government-Sponsored Enterprises
AFS	Available for Sale	HAMP	Home Affordable Modification Program
AHFS	Assets Held for Sale	HARP	Home Affordable Refinance Program
ALCO	Asset Liability Committee	HECM	Home Equity Conversion Mortgage
ALLL	Allowance for Loan and Lease Losses	HELOC	Home Equity Lines of Credit
ALM	Asset and Liability Management	HFI	Held for Investment
AML	Anti-money Laundering	HTM	Held to Maturity
AOCI	Accumulated Other Comprehensive Income	HUD	U.S. Department of Housing and Urban Development
AOL	Average Operating Leases	IT	Information Technology
ASC	Accounting Standards Codification	LCM	Legacy Consumer Mortgages
ASR	Accelerated Share Repurchase Program	LCR	Liquidity Coverage Ratio
ASU	Accounting Standards Update	LGD	Loss Given Default
BHC	Bank Holding Company	LIHTC	Low Income Housing Tax Credit
BOLI	Bank Owned Life Insurance	LMI	Low and Middle Income
BPS	Basis point(s); 1bp=0.01%	LOCOM	Lower of the Cost or Market Value
CCAR	Comprehensive Capital Analysis and Review	LTV	Loan-to-Value
CCC	Corporate Credit Committee	MBS	Mortgage-Backed Securities
CCO	Chief Credit Officer	MSR	Mortgage Servicing Rights
CDI	Core Deposit Intangibles	NFM	Net Finance Margin
CECL	Current Expected Credit Losses	NFR	Net Finance Revenue
CET1	Common Equity Tier 1 Capital	NII Sensitivity	Net Interest Income Sensitivity
CFP	Contingency Funding Plan	NIM	Net Interest Margin
CFTC	Commodities Futures Trading Commission	NOLs	Net Operating Loss Carryforwards
CFPB	Consumer Financial Protection Bureau	NSP	Non-Strategic Portfolios
CRA	Community Reinvestment Act	OCC	Office of the Comptroller of the Currency
CRO	Chief Risk Officer	OCI	Other Comprehensive Income
CTA	Currency Translation Adjustment	OFAC	Office of Foreign Asset Control
DCF	Discounted Cash Flows	OLA	Orderly Liquidation Authority
DFAST	Dodd-Frank Act Stress Test	OMR	Open Market Repurchases (of common stock)
DIF	Deposit Insurance Fund	OREO	Other Real Estate Owned
DPA	Deferred Purchase Agreement	OTTI	Other than Temporary Impairment
DTAs	Deferred Tax Assets	PAA	Purchase Accounting Adjustments
DTLs	Deferred Tax Liabilities	PB	Primary Beneficiary
ECAP	Enterprise Stress Testing and Economic Capital	PCI	Purchased Credit-Impaired
EMC	Executive Management Committee	PD	Probability of Obligor Default
EPS	Earnings Per Share	PHMSA	U.S. Pipeline and Hazardous Materials Safety Administration
ERC	Enterprise Risk Committee	PLM	Problem Loan Management
ERM	Enterprise Risk Management	RCC	Risk Control Committee
EVE	Economic Value of Equity	RMC	Risk Management Committee
FASB	Financial Accounting Standards Board	RMG	Risk Management Group
FCPA	Foreign Corrupt Practices Act	ROAEA	Return on Average Earning Assets
FDIA	Federal Deposit Insurance Act	ROTCE	Return on Tangible Common Stockholders' Equity
FDIC	Federal Deposit Insurance Corporation	ROU	Right of Use
FDICIA	Federal Deposit Insurance Corporation Improvement Act of 1991	RWA	Risk Weighted Assets
FHA	Federal Housing Administration	SBA	Small Business Administration
FHC	Financial Holding Company	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SFR	Single Family Residential
FICO	Fair, Isaac Corporation	SIFI	Systemically Important Financial Institution
FINRA	Financial Industry Regulatory Authority	SOFR	Secured Overnight Financing Rate
FNMA	Federal National Mortgage Association	TBV	Tangible Book Value
FRB	Board of Governors of the Federal Reserve System	TCE	Tangible Common Stockholders' Equity
FRBNY	Federal Reserve Bank of New York	TDR	Troubled Debt Restructuring
FV	Fair Value	TRS	Total Return Swaps
GAAP	Accounting Principles Generally Accepted in the U.S.	UPB	Unpaid Principal Balance
GLBA	Gramm-Leach-Bliley Act	VIE	Variable Interest Entity

CIT ANNUAL REPORT 2018

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

We may not be able to achieve the expected benefits from buying or selling a business or assets, or entering into a new business initiative, which may have an adverse effect on our business or results of operations.

As part of our strategy and business plan, we may consider buying or selling a business or assets in order to manage our business, the products and services we offer, our asset levels, credit exposures, or liquidity position. There are a number of risks inherent in purchase and sale transactions, including the risk that we fail to identify or acquire key businesses or assets, that we fail to complete a pending transaction, that we fail to sell a business or assets that are considered non-strategic or high risk, that we overpay for an acquisition or receive inadequate consideration for a disposition, or that we fail to properly integrate an acquired company or to realize the anticipated benefits from the transaction. We acquired IMB HoldCo LLC and its subsidiary, OneWest Bank N.A., in 2015 and two businesses, NACCO SAS and Capital Direct Group, in 2014. We sold (i) our Commercial Air business in April 2017, (ii) the majority of our international financing and leasing businesses and our student lending and small business lending portfolios from 2014 to 2016, (iii) NACCO SAS, our European rail car leasing business in 2018, and (iv) our Financial Freedom servicing business, including our reverse mortgage portfolio, in 2018.

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

CIT ANNUAL REPORT 2018

In addition, as part of its ongoing business, CIT from time to time enters into new business initiatives, and from time to time has targeted certain expense reductions in its business. The new business initiatives may not be successful in increasing revenue, whether due to significant levels of competition, lack of demand for services, lack of name recognition or a record of prior performance, or otherwise, or may require higher expenditures than anticipated to generate new business volume. The expense initiatives may not reduce expenses as much as anticipated, whether due to delays in implementation, higher than expected or unanticipated costs of implementation, increased costs for new regulatory obligations, or for other reasons. If CIT is unable to achieve the anticipated revenue growth from its new business initiatives or the projected expense reductions from efficiency improvements, its results of operations and profitability may be adversely affected.

We may incur losses on loans, securities and other acquired assets that are materially greater than reflected in our fair value adjustments.

When we account for acquisitions under the purchase method of accounting, we record the acquired assets and liabilities at fair value. All PCI loans are initially recorded at fair value based on the present value of their expected cash flows. We estimate cash flows using internal credit, interest rate and prepayment risk models using assumptions about matters that are inherently uncertain. We may not realize the estimated cash flows or fair value of these loans. In addition, although the difference between the pre-acquisition carrying value of the credit-impaired loans and their expected cash flows (the “non-accretable difference”) is available to absorb future charge-offs, we may be required to increase our allowance for loan losses and related provision expense because of subsequent additional deterioration in these loans.

Competition from both traditional competitors and new market entrants may adversely affect our market share, profitability, and returns.

Our markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. We have a wide variety of competitors that include captive and independent finance companies, commercial banks and thrift institutions, industrial banks, community banks, internet banks, leasing companies, hedge funds, business development companies, insurance companies, mortgage companies, manufacturers and vendors. Some of our non-bank competitors are not subject to the same extensive regulation we are and, therefore, may have greater flexibility in competing for business. In particular, the activity and prominence of so-called marketplace lenders and other technological financial service companies have grown significantly over recent years and are expected to continue growing.

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

Capital and Liquidity Risks

If we fail to maintain sufficient capital or adequate liquidity to meet regulatory capital requirements, there could be an adverse effect on our business, results of operations, and financial condition.

The Basel III Rule issued by the federal banking agencies requires BHCs and insured depository institutions to maintain more and higher quality capital than in the past. In addition, the federal banking agencies set minimum liquidity requirements for large banking organizations, including minimum levels of unencumbered high-quality liquid assets. See “Item 1. Business Overview - Regulation - Banking Supervision and Regulation - Liquidity Requirements.” Although the enhanced prudential supervision requirements imposed on large BHCs pursuant to Section 165 of the Dodd-Frank Act no longer apply to CIT, the banking regulators, pursuant to their regular supervisory process, could require CIT to maintain more and higher quality capital than previously expected and could limit our business activities (including lending) and our ability to expand organically or through acquisitions, diversify our capital structure, or pay dividends or otherwise return capital to shareholders. The banking regulators could also require CIT to hold higher levels of short-term investments, thereby limiting our ability to invest in longer-term or less liquid assets at higher yields. If we fail to maintain the appropriate capital levels or adequate liquidity, we could become subject to a variety of formal or informal enforcement actions, which may include restrictions on our business activities, including limiting lending and leasing activities, limiting the expansion of our business, either organically or through acquisitions, or requiring the raising of additional capital, which may be dilutive to shareholders. If we are unable to meet any of these capital or liquidity standards, it may have a material adverse effect on our business, results of operations and financial condition.

Our Revolving Credit Facility also includes terms that require us to comply with regulatory capital requirements and maintain a Tier 1 regulatory capital ratio of at least 9.0%. If we are unable to satisfy these or any of the other relevant terms of the Revolving Credit Facility, the lenders could elect to terminate the Revolving Credit Facility and require us to repay outstanding borrowings. In such event, unless we are able to refinance the indebtedness coming due and replace the Revolving Credit Facility, we may not have adequate liquidity for our business needs, which may have a material adverse effect on our business, results of operations and financial condition.

CIT ANNUAL REPORT 2018

If we fail to maintain adequate liquidity or to generate sufficient cash flow to satisfy our obligations as they come due, whether due to a downgrade in our credit ratings or for any other reasons, it could adversely affect our future business operations.

CIT’s liquidity is essential for the operation of our business. Our liquidity, and our ability to fund our activities through bank deposits or wholesale funding markets, could be affected by a number of factors, including market conditions, our capital structure and capital levels, our credit ratings, and the performance of our business. An adverse change in any of those factors, and particularly a downgrade in our credit ratings, could negatively affect CIT’s liquidity and competitive position, increase our funding costs, or limit our access to the deposit markets or wholesale funding markets. Further, an adverse change in the performance of our business could have a negative impact on our operating cash flow. CIT’s credit ratings are subject to ongoing review by the rating agencies, which consider a number of factors, including CIT’s own financial strength, performance, prospects, and operations, as well as factors not within our control, including conditions affecting the financial services industry generally. See the "Funding and Liquidity — Debt Ratings" section of the MD&A for additional discussion of CIT’s credit ratings.  There can be no assurance that we will maintain or improve our current ratings, which are below investment grade at the holding company level. If we experience a substantial, unexpected, or prolonged change in the level or cost of liquidity, or fail to generate sufficient cash flow to satisfy our obligations, either as a result of a downgrade in our credit ratings or for any other reason, it could materially adversely affect our business, financial condition, or results of operations.

Our business may be adversely affected if we fail to successfully expand our deposits at CIT Bank or if our aggregate amount of deposits decreases.

CIT Bank currently has a branch network with over 60 branches, which offer a variety of deposit products. However, CIT also must rely on its online bank to raise additional deposits. Our ability to raise deposits and offer competitive interest rates on deposits is dependent on CIT Bank's capital levels, the size of its branch network, the quality and scope of its online banking platform, and its ability to attract lower cost demand deposits. Federal banking law generally prohibits a bank from accepting, renewing or rolling over brokered deposits, unless the bank is well-capitalized or it is adequately capitalized and obtains a waiver from the FDIC. There are also restrictions on interest rates that may be paid by banks that are less than well capitalized, under which such a bank generally may not pay an interest rate on any deposit of more than 75 basis points over the national rate published by the FDIC, unless the FDIC determines that the bank is operating in a high-rate area. Continued expansion of CIT Bank's retail online banking platform to diversify the types of deposits that it accepts may require significant time, effort, and expense to implement. We are likely to face significant competition for deposits from larger BHCs who are similarly seeking larger and more stable pools of funding and from new entrants to online banking. If CIT Bank fails to expand and diversify its deposit-taking capability, or if CIT Bank's aggregate amount of deposits decreases due to economic uncertainty, a migration of deposits to the largest banks, or for other reasons, it could have an adverse effect on our business, results of operations, and financial condition.

We may be restricted from paying dividends or repurchasing our common stock.

CIT is a legal entity separate and distinct from its subsidiaries, including CIT Bank, and relies on dividends from its subsidiaries for a significant portion of its cash flow. Federal banking laws and regulations limit the amount of dividends that CIT Bank can pay to CIT. At CIT, routine payment of dividends from earnings that can be sustained on a recurring basis would not typically require consultation with the regulators. However, regulatory guidance states that a BHC should consult with regulators in circumstances where the declaration and payment of a dividend could raise concerns about the safe and sound operation of the BHC and its depository institution subsidiaries, where the dividend declared for a period is not supported by earnings for that period, and where a BHC plans to declare a material increase in its common stock dividend. The regulatory framework also requires that CIT seek approval from the Federal Reserve prior to repurchasing common stock.

Credit and Market Risks

Our allowance for loan losses may prove inadequate.

The quality of our loans and leases depends on the creditworthiness of our customers, their ability to fulfill their obligations to us, and the value of the underlying collateral. We maintain a consolidated allowance for loan losses on our loans to provide for loan defaults and non-performance. The amount of our allowance reflects management's judgment of losses inherent in the portfolio. However, the economic environment is dynamic, and our portfolio credit quality could decline in the future.

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

CIT ANNUAL REPORT 2018

We could be adversely affected by the actions and commercial soundness of other financial institutions.

CIT’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of syndications, trading, clearing, counterparty, or other relationships. CIT has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual funds, private equity funds, hedge funds, and other institutional clients. Defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, could affect market liquidity and could lead to losses or defaults by us or by other institutions. Many of these transactions could expose CIT to credit risk in the event of default by its counterparty or client. In addition, CIT’s credit risk may be impacted if the collateral held by it cannot be realized or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to CIT. There is no assurance that any such losses would not adversely affect CIT, possibly materially.

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

Certain equipment residual values, including railcar residuals, are dependent on the manufacturers’ or vendors’ warranties, reputation, and other factors, including demand and market conditions and liquidity. Residual values for certain equipment, including rail and medical equipment, may also be affected by changes in laws or regulations that mandate design changes or additional safety features. For example, regulations issued by the PHMSA in the U.S. and TC in Canada in 2015, and supplemented by the FAST Act in the U.S., require us to retrofit a significant portion of our tank cars over the next several years in order to continue leasing those tank cars for the transport of crude oil. In addition, we may not realize the full market value of equipment if we are required to sell it to meet liquidity needs or for other reasons outside of the ordinary course of business. Consequently, there can be no assurance that we will realize our estimated residual values for equipment.

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

Investment in and revenues in foreign jurisdictions are subject to various risks and requirements associated with transacting business in foreign countries.

We conduct limited business operations in certain foreign jurisdictions and we engage in certain cross border lending and leasing transactions. An economic recession or downturn, increased competition, or business disruption associated with the political or regulatory environments in the international markets in which we do business could adversely affect us.

In addition, our limited foreign lending and leasing transactions are sometimes denominated in foreign currencies, which subject us to foreign currency exchange rate fluctuations. These exposures, if not effectively hedged could have a material adverse effect on our investment in international loan and lease transactions and the level of international revenues that we generate from such transactions. Reported results from our foreign loan and lease transactions may fluctuate from period to period due to exchange rate movements in relation to the U.S. dollar.

CIT ANNUAL REPORT 2018

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

Furthermore, both our domestic and international loan and lease transactions could expose us to trade and economic sanctions or other restrictions imposed by the United States or other governments or organizations. The U.S. Department of Justice (“DOJ”) and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of trade sanction laws, anti-bribery rules under the FCPA and other federal statutes. Under trade sanction and anticorruption laws, the government may seek to impose modifications to business practices, including cessation of business activities with sanctioned parties or in sanctioned countries, and modifications to compliance programs, which may increase compliance costs, and may subject us to severe criminal and civil fines, penalties and other sanctions. If any of the risks described above materialize, it could adversely impact our business, operating results and financial condition.

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

Any significant change in market interest rates may result in a change in net finance margin and net finance revenue. A substantial portion of our loans and other financing products, and a portion of our deposits and other borrowings, bear interest at floating interest rates. As interest rates increase, monthly interest obligations owed by our customers to us will also increase, as will our own interest expense. Demand for our loans or other financing products may decrease as interest rates rise or if interest rates are expected to rise in the future. In addition, if prevailing interest rates increase, some of our customers may not be able to make the increased interest payments or refinance their balloon and bullet payment transactions, resulting in payment defaults and loan impairments. Conversely, if interest rates remain low, our interest expense may decrease, but our customers may refinance the loans they have with us at lower interest rates, or with others, leading to lower revenues. As interest rates rise and fall over time, any significant change in market rates may result in a decrease in net finance revenue, particularly if the interest rates we pay on our deposits and other borrowings and the interest rates we charge our customers do not change in unison, which may have a material adverse effect on our business, operating results, and financial condition.

We may be adversely affected by deterioration in economic conditions that is general in scope or affects specific industries, products or geographic areas.

Weak economic conditions are likely to have a negative impact on our business and results of operations. Prolonged economic weakness or other adverse economic or financial developments in the U.S. or global economies in general, or affecting specific industries, geographic locations and/or products, would likely adversely impact credit quality as borrowers may fail to meet their debt payment obligations, particularly customers with highly leveraged loans. The uncertainty surrounding the terms of the U.K.’s exit from the European Union (“EU”), or Brexit, could negatively impact markets and cause weaker macroeconomic conditions that extend beyond the U.K. and the EU that could continue for the foreseeable future.  Adverse economic conditions have in the past and could in the future result in declines in collateral values, which also decreases our ability to fund and collect against collateral. This would result in higher levels of nonperforming loans, net charge-offs, provision for credit losses, and valuation adjustments on loans held for sale. The value to us of other assets such as investment securities, most of which are debt securities or other financial instruments supported by loans, similarly would be negatively impacted by widespread decreases in credit quality resulting from a weakening of the economy. Accordingly, higher credit and collateral related losses and decreases in the value of financial instruments could impact our financial position or operating results.

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

We are also affected by the economic and other policies adopted by various governmental authorities in the U.S. and other jurisdictions in reaction to economic conditions. Changes in monetary policies of the FRB directly impact our cost of funds for lending, raising capital, and investment activities, and may impact the value of financial instruments we hold. In addition, such changes may affect the credit quality of our customers. Changes in domestic and international monetary policies are beyond our control and difficult to predict.

CIT ANNUAL REPORT 2018

There are risks associated with CIT’s common stock that may affect its market price or make it difficult to resell.

The market price of our common stock may be volatile, and can fluctuate significantly in response to a number of factors, including, among others:

•	Our operating results and financial condition, including whether our operating results vary from expectations of management, securities analysts or investors;
•	Operating results and stock price performance of our peers;
•	Our creditworthiness;
•	Developments in our business or the financial services industry;
•	Marketplace perceptions of us and/or our competitors;
•	Technological developments;
•	Regulatory changes;
•	Whether we declare or fail to declare dividends on our common stock;
•	Changes in executive management;
•	Changes in the financial markets or economy; and
•	Geopolitical conditions such acts or threats of terrorism or military conflicts.

The market price of our common stock may be subject to fluctuations unrelated to our operating performance. Increased volatility as a result of these or other causes could result in a decline in the market price of our common stock.

In addition, federal banking law, including regulatory approval requirements, impose significant restrictions on the acquisition of direct or indirect control over a BHC or an insured depository institution, such as CIT and CIT Bank. These laws may be perceived by the market as having an anti-takeover effect, and may prevent a non-negotiated takeover or change in control of the Company. These laws could result in CIT being less attractive to a potential acquirer and/or could affect the price that investors are willing to pay for our common stock.

Reforms to and uncertainty regarding LIBOR and certain other indices may adversely affect our business.

The U.K. Financial Conduct Authority announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. This announcement, in conjunction with financial benchmark reforms more generally and changes in the interbank lending markets have resulted in uncertainty about the future of LIBOR and certain other rates or indices which are used as interest rate “benchmarks.” These actions and uncertainties may have the effect of triggering future changes in the rules or methodologies used to calculate benchmarks or lead to the discontinuance or unavailability of benchmarks. ICE Benchmark Administration is the administrator of LIBOR and maintains a reference panel of contributor banks. Uncertainty as to the nature and effect of such reforms and actions, and the potential or actual discontinuance of benchmark quotes, may adversely affect the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to benchmarks, including any LIBOR-based securities, loans and derivatives, or our financial condition or results of operations. Furthermore, there can be no assurances that we and other market participants will be adequately prepared for an actual discontinuation of benchmarks, including LIBOR, that may have an unpredictable impact on contractual mechanics (including, but not limited to, interest rates to be paid to or by us) and cause significant disruption to financial markets that are relevant to our business segments, particularly Commercial Banking, among other adverse consequences, which may also result in adversely affecting our financial condition or results of operations.

Compliance, Regulatory and Legal Risks

Although we are not subject to the enhanced prudential supervision requirements applicable to banking organizations over $100 billion in assets, we may still be adversely affected by the increased scrutiny applicable to large regional banking organizations.

As a BHC with total consolidated assets of less than $100 billion, CIT is no longer subject to the FRB’s enhanced prudential standards. However, the FRB has stated that it will continue to supervise and regulate financial institutions to ensure the safety and soundness of individual institutions and the stability of the broader banking system, and the capital planning and risk management practices of financial institutions with assets of less than $100 billion will continue to be reviewed through the regular supervisory process. Although the banking regulators have not finalized the scope of requirements applicable to CIT, we expect that CIT will be required to dedicate significant time, effort, and expense to comply with regulatory and supervisory standards and requirements imposed by our regulators, either through rulemaking or the supervisory process. If we fail to develop at a reasonable cost the systems and processes necessary to comply with the standards and requirements imposed by these rules, it could have a material adverse effect on our business, financial condition, or results of operations.

Our business is subject to significant government regulation and supervision and we could be adversely affected by banking or other regulations, including new regulations or changes in existing regulations or the application thereof.

The financial services industry, in general, is heavily regulated. CIT is subject to the comprehensive, consolidated supervision of the FRB and CIT Bank is subject to supervision by the OCC, in each case including risk-based and leverage capital requirements, information reporting requirements, consumer protection laws and regulations, financial crimes monitoring, and others. Further, CIT Bank is subject to regulation in certain instances by the FDIC, due to its insured deposits, and the CFPB. This regulatory oversight is established to protect depositors, consumer borrowers, federal deposit insurance funds and the banking system as a whole, and is not intended to protect debt and equity security holders. The financial condition and results of operations of a BHC (including its depository institution subsidiaries) that fails to satisfy applicable regulatory requirements and

CIT ANNUAL REPORT 2018

that has elected to be treated as an FHC, including maintaining its status as well managed and well capitalized and meeting the supervisory standards set by banking regulators, could be adversely affected, and the BHC may be restricted in its ability to undertake certain capital actions (such as declaring dividends or repurchasing outstanding shares) or to engage in certain activities or acquisitions.

These laws and regulations may impose significant assessments on CIT. Because our deposits are insured by the FDIC, we are subject to FDIC deposit insurance assessments. We generally are unable to control the amount of our assessments, and we may be required to pay higher FDIC assessments in the future than we currently do if increases are required to meet the FDIC’s designated reserve ratio, or if there is an increase in the number of bank failures. In addition, CIT could be required to pay risk-based assessments to the Orderly Liquidation Fund if there are future liquidations of systemically important BHCs or non-bank financial companies. Any increase in our FDIC insurance assessments or any assessments related to the Orderly Liquidation Fund could adversely affect our business, financial condition, or results of operations. See the “Regulation – Banking Supervision and Regulation – FDIC Deposit Insurance” and “Regulation – Banking Supervision and Regulation – Orderly Liquidation Authority” sections of Item 1. Business Overview for additional discussion of FDIC deposit insurance and Orderly Liquidation Fund assessments.

Furthermore, the FRB and other U.S. banking agencies have broad enforcement powers with respect to BHCs and insured depository institutions, such as CIT and CIT Bank, including the power to impose cease and desist orders and/or substantial fines and other penalties. Failure to comply with applicable laws or regulations could subject CIT or CIT Bank, as well as their officers and directors, to administrative sanctions and potentially substantial civil and criminal penalties. Regulators also have broad authority to enforce AML and sanctions laws. Failure to comply with AML and sanctions laws or to maintain an adequate compliance program can lead to significant monetary penalties and reputational damage, and federal regulators evaluate the effectiveness of an applicant in combating money laundering when considering approval of applications to acquire, merge, or consolidate with another banking institution, or to engage in other expansionary activities. There have been a number of significant enforcement actions by regulators, as well as state attorneys general and the Department of Justice, against banks, broker-dealers and non-bank financial institutions with respect to AML and sanctions laws and some have resulted in substantial penalties, including criminal pleas. Any violation of law or regulation, possibly even inadvertent or unintentional violations, could result in the fines, sanctions or other penalties described above, which could have significant reputational or other consequences and could have a material adverse effect on our business, financial condition and results of operations. See the “Regulation – Banking Supervision and Regulation” section of Item 1. Business Overview for additional discussion of the laws and regulations applicable to CIT and CIT Bank.

Proposals for legislation to further regulate, restrict, and tax certain financial services activities are continually being introduced in the United States Congress and in state legislatures. In addition, the agencies regulating the financial services industry periodically issue new regulations and adopt changes to their existing regulations. In recent years, regulators have increased significantly the level and scope of their supervision and regulation of the financial services industry. We are unable to predict the form or nature of any future changes to statutes or regulation, including the interpretation or implementation thereof. Such increased supervision and regulation could significantly affect our ability to conduct certain of our businesses in a cost-effective manner, restrict the type of activities in which we are permitted to engage, impact our business strategy (including our ability to return capital) or subject us to stricter and more conservative capital, leverage, liquidity, and risk management standards. Any such action could have a substantial impact on us, significantly increase our costs, limit our growth opportunities, affect our strategies and business operations and increase our capital requirements, and could have an adverse effect on our business, financial condition and results of operations.

Our Aviation Lending, Rail, Maritime and other equipment financing operations are subject to various laws, rules, and regulations administered by authorities in jurisdictions where we do business. In the U.S., our equipment leasing operations, including for railcars, ships, and other equipment, are subject to rules and regulations relating to safety, operations, maintenance, and mechanical standards promulgated by various federal and state agencies and industry organizations, including the U.S. Department of Transportation, the Federal Aviation Administration, the Federal Railroad Administration, the Association of American Railroads, the Maritime Administration, the U.S. Coast Guard, and the U.S. Environmental Protection Agency. Similar governmental agencies issue similar rules and regulations in other countries in which we do business. In 2015, the U.S. Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and Transport Canada (“TC”) each released final rules establishing enhanced design and performance criteria for tank cars loaded with a flammable liquid and requiring retrofitting of existing tank cars to meet the enhanced standards within a specified time frame. In addition, the U.S. Congress enacted the Fixing America’s Surface Transportation Act (“FAST Act”), which, among other things, expanded the scope of tank cars classified as carrying flammable liquids, added additional design and performance criteria for tank cars in flammable service, and required additional studies of certain criteria established by PHMSA and TC. In addition, state agencies regulate some aspects of rail and maritime operations with respect to health and safety matters not otherwise preempted by federal law. Our business operations and our equipment financing and leasing portfolios may be adversely impacted by rules and regulations promulgated by governmental and industry agencies, which could require substantial modification, maintenance, or refurbishment of our railcars, ships, or other equipment, or potentially make such equipment inoperable or obsolete. Violations of these rules and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeitures of assets.

The California Consumer Privacy Act (“CCPA”) (AB-375) was enacted on June 28, 2018, and becomes effective for certain companies conducting business in California on January 1, 2020.  The CCPA imposes significant requirements on covered companies with respect to consumer data privacy rights.  The CCPA is the first of what may be other state statutes or regulations designed to protect consumer personal data.  Compliance with these and similar regulations could potentially require substantive technology infrastructure and process changes across many of CIT’s businesses.  Non-compliance with the CCPA or similar laws and regulations could lead to substantial regulatory imposed fines and penalties and/or reputational harm.  CIT cannot predict whether any pending or future legislation will be adopted, or the substance and impact of any legislation on CIT.  Future legislation could result in substantial costs to CIT and could have an adverse effect on our business, financial condition and results of operations.

CIT ANNUAL REPORT 2018

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

We could be adversely affected by changes in tax laws and regulations or the interpretations of such laws and regulations.

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

These changes could affect our regulatory capital ratios as calculated in accordance with the Basel III Rule. The exact impact is dependent upon the effects an amendment has on our net DTAs arising from NOL and tax credit carryforwards, versus our net DTAs related to temporary timing differences, as the former is a deduction from capital (the numerator to the ratios), while the latter is included in RWA (the denominator). See "Regulation — Banking Supervision and Regulation — Capital Requirements" section of Item 1. Business Overview for further discussion regarding the impact of DTA's on regulatory capital.

In addition, our ability to continue to record our DTAs is dependent on our ability to realize their value through NOL carrybacks or future projected earnings. Future changes in tax laws or regulations could adversely affect our ability to record our DTAs. Loss of part or all of our DTAs would have a material adverse effect on our financial condition and results of operations. See the “Critical Accounting Estimates - Realizability of Deferred Tax Assets” section of the MD&A for additional discussion regarding our DTAs.

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

Operational Risks

If we fail to maintain adequate internal control over financial reporting, it could result in a material misstatement of the Company's annual or interim financial statements.

Management of CIT is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As of December 31, 2016, the Company had identified two material weaknesses in our internal controls, which were remediated in 2017. As of December 31, 2018, the Company reported no material weaknesses, as disclosed in Item 9A. Controls and Procedures. However, if we identify additional material weaknesses or other deficiencies in our internal controls, or if material weaknesses or other deficiencies exist that we fail to identify, our risk will be increased that a material misstatement to our annual or interim financial statements will not be prevented or detected on a timely basis. Any such potential material misstatement, if not prevented or detected, could require us to restate previously released financial statements and could otherwise have a material adverse effect on our business, results of operations, and financial condition.

CIT ANNUAL REPORT 2018

Changes in accounting standards or interpretations could materially impact our reported earnings and financial condition.

The FASB, the SEC and other regulatory agencies periodically change the financial accounting and reporting standards that govern the preparation of CIT's consolidated financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, potentially resulting in changes to previously reported financial results, or a cumulative charge to retained earnings. For example;

•

We implemented new guidance on lease accounting (ASU 2016-02 Leases (Topic 842), effective January 1, 2019), which requires lessees to recognize lease liabilities, and corresponding right of use assets, on their balance sheets, and may prompt certain of our leasing customers to reconsider whether to lease equipment for their business or to purchase it outright using the proceeds of a loan, and may have an adverse effect on our leasing business by broadening our competition from equipment lessors to all equipment lenders.

•

We are also reviewing new guidance on the measurement of credit losses (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, effective January 1, 2020), or “CECL”, which introduces a forward-looking “expected loss” model to estimate credit losses to cover the expected life of the portfolio, rather than the incurred loss model under current U.S. GAAP. CECL substantially changes how we calculate our allowance for loan and lease losses (“ALLL”). Although we are still evaluating the impact of CECL, and cannot predict with certainty when and how it will affect our financial condition and results of operations, including our regulatory capital, we expect that CECL will likely result in an increase in our ALLL upon adoption, which could have a material adverse effect on our results of operations.

See Note 1. Business and Summary of Significant Accounting Policies – Recent Accounting Pronouncements in Item 8. Financial Statements and Supplementary Data for a discussion of accounting pronouncements that could impact CIT and its business.

The preparation of our financial statements requires the use of estimates that may vary from actual results.

The preparation of our financial statements in conformity with GAAP requires management to make difficult, subjective or complex judgments about matters that are uncertain, which include assumptions and estimates of current risks and future trends, all of which may undergo material changes. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Because of the inherent uncertainty of estimates involved in preparing our financial statements, we may be required to undertake one or a number of actions that include, but are not limited to, increasing our ALLL (and/or sustaining losses that are significantly higher than reserves); recognizing significant impairment charges to goodwill; or increasing our accrued income taxes. Any of these actions could have a material adverse effect on our financial condition and results of operations. See the “Critical Accounting Estimates” section of the MD&A for additional discussion of our accounting estimates.

In particular, our critical accounting estimates include the ALLL and goodwill impairment.  The quality of our loans and leases depends on the creditworthiness of our customers and their ability to fulfill their obligations to us. We maintain a consolidated ALLL on our loans to provide for loan defaults and non-performance. The amount of our ALLL reflects management's judgment of losses inherent in the portfolio. However, the economic environment is dynamic, and our portfolio credit quality could decline in the future.

Our ALLL may not keep pace with changes in the credit-worthiness of our customers or in collateral values. If the credit quality of our customer base declines, if the risk profile of a market, industry, or group of customers changes significantly, if we are unable to collect the full amount on accounts receivable taken as collateral, or if the value of equipment, real estate, or other collateral deteriorates significantly, our ALLL may prove inadequate, which could have a material adverse effect on our business, results of operations, and financial condition.

See Note 1 — Significant Accounting Policies of Item 8. Financial Statements and Supplementary Data and the “Critical Accounting Estimates” section of the MD&A for additional discussion on the methodology management uses to determine our ALLL.

Management reviews our intangible assets for impairment in accordance with GAAP on an annual basis, or more often as warranted by changes in events or circumstances.  As of December 31, 2018, we had recorded goodwill of $369.9 million. If management’s estimates of fair value are inaccurate or change as a result of changes in market or economic conditions, the Company may recognize an impairment charge to goodwill. Any impairment to goodwill could have a material adverse effect on our financial condition and results of operations.

See Note 25 — Goodwill and Other Intangible Assets of Item 8. Financial Statements and Supplementary Data and the “Critical Accounting Estimates” section of the MD&A for additional discussion of goodwill impairment testing.

If the models that we use in our business are poorly designed, our business or results of operations may be adversely affected.

We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models or gaps in model risk management process present the risk that our business decisions based on information incorporating models will be adversely affected due to

CIT ANNUAL REPORT 2018

the inadequacy of that information, or lack compensating controls. Also, information we provide to the public or to our regulators based on poorly designed or implemented models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our shareholders, could be affected adversely if their perception is that the quality of the models used to generate the relevant information or necessary compensating controls is insufficient.

It could adversely affect our business if we fail to retain and/or attract skilled employees.

Our business and results of operations will depend in part upon our ability to retain and attract highly skilled and qualified executive officers and management, financial, compliance, technical, marketing, sales, and support employees. Competition for qualified executive officers and employees can be challenging, and CIT cannot ensure success in attracting or retaining such individuals. This competition can lead to increased expenses in many areas. If we fail to attract and retain qualified executive officers and employees, it could have a material adverse effect on our ability to compete or operate our business successfully, or to meet our operations, risk management, compliance, regulatory, funding and financial reporting requirements.

In the second quarter of 2016, the FRB, OCC, FDIC, and SEC jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions, which include a bank or BHC with $1 billion or more of assets, such as CIT and CIT Bank. The agencies have taken no action on the proposed rules since they were introduced and it cannot be determined at this time whether or when a final rule will be adopted. Compliance with such a final rule, if approved, may substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, our business, financial condition and results of operations could be adversely affected.

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

In the course of our business, we may foreclose on and take title to real estate that contains or was used in the manufacture or processing of hazardous materials or that is subject to other environmental risks. In addition, we may lease equipment to our customers that is used to mine, develop, process, or transport hazardous materials. As a result, we could be subject to environmental liabilities or claims for negligence, property damage, or personal injury with respect to these properties or equipment. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, accidents or other hazardous risks, or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site or equipment involved in a hazardous incident, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination, property damage, personal injury or other hazardous risks emanating from the property or related to the equipment. If we become subject to significant environmental liabilities or claims for negligence, property damage, or personal injury, our financial condition and results of operations could be adversely affected.

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

CIT ANNUAL REPORT 2018

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

A failure in our internal controls or our systems or strategies to mitigate risk could have a significant negative impact not only on our earnings, but also our reputation with customers, regulators and investors, which is critical to our ability to attract and retain customers and highly-skilled management and employees. Our reputation can be damaged as a result of any number of circumstances, including, among others, employee misconduct, regulatory action or litigation. Moreover, whereas negative public opinion once was primarily driven by adverse news coverage in traditional media, the advent and expansion of social media creates the potential for rapid and widespread dissemination of inaccurate, misleading, or false information that could damage our reputation and affect our ability to attract and retain customers and employees.

If our risk management framework proves ineffective, we may not be able to effectively mitigate our risk exposures in particular market environments or against particular types of risk, and we could incur litigation, negative regulatory consequences, reputational damages or other adverse consequences and we could suffer unexpected losses that may affect our financial condition or results of operations.

See the “Risk Management” section of the MD&A for additional discussion of our risk management framework and related risks.

We and/or our affiliates are involved from time to time in information-gathering requests, investigations and proceedings by various governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies.

We and/or our affiliates are involved from time to time in information-gathering requests, reviews, investigations and proceedings (both formal and informal) by governmental regulatory agencies and law enforcement authorities, as well as self-regulatory agencies, regarding our customers and businesses. Because our businesses are complex and subject to continuing change, and because they are subject to extensive regulation by federal, state and foreign authorities, the outcome of any of these requests, reviews, investigations and proceedings and their impact on us can be difficult to predict. In addition, a violation of law or regulation by another financial institution may give rise to an inquiry or investigation by regulators or other authorities of the same or similar practices by us. For example, an event of improper sales practices at other financial institutions, including the opening of fraudulent customer accounts, has prompted close scrutiny of consumer banking practices by regulators and the media. Moreover, the complexity of the federal and state regulatory and enforcement regimes in the U.S. means that a single event or topic may give rise to numerous and overlapping investigations and regulatory proceedings. Such matters may result in material adverse consequences, including without limitation, adverse judgments, settlements, fines, penalties, injunctions or other actions, amendments and/or restatements of our SEC filings and/or financial statements, as applicable, and/or determinations of material weaknesses in our disclosure controls and procedures.

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

CIT ANNUAL REPORT 2018

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

Information security risks, including privacy risk for large financial institutions such as CIT, have generally increased in recent years, in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. Our technologies, systems, networks, and our customers' devices may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of CIT's or our customers' confidential, proprietary and other information, including personally identifiable information of our customers and employees, or otherwise disrupt CIT's or its customers' or other third parties' business operations.

In recent years, there have been several well-publicized attacks on various companies, including in the retail, financial services, media and entertainment, social media, and other industries, and personal, proprietary, and public e-mail systems in which the perpetrators gained unauthorized access to confidential information and customer data, often through the introduction of computer viruses or malware, cyber-attacks, phishing, social engineering, or other means. Recently, there have also been a series of Business Email Compromise (“BEC”) incidents on public companies. In a BEC incident, fraudsters use spoofed or compromised email accounts to trick an organization’s personnel into effectuating wire transfers to financial accounts controlled by the fraudsters. Even if not directed at CIT specifically, attacks on other entities with whom we do business or on whom we otherwise rely or attacks on financial or other institutions important to the overall functioning of the financial system could adversely affect, directly or indirectly, aspects of our business.

Since January 1, 2016, we have not experienced any material information security breaches involving either proprietary or customer information. However, if we experience cyber-attacks or other information security breaches in the future, either the Company or its customers may suffer material losses. While CIT maintains insurance coverage that may, subject to policy terms and conditions, including significant deductibles, cover certain aspects of cyber risk, such insurance coverage may be insufficient to cover all losses. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the risk that protective measures in place, despite their sophistication, may be defeated, the prominent size and scale of CIT and its role in the financial services industry, our plans to continue to implement our online banking channel strategies and develop additional remote connectivity solutions to serve our customers (including on-line and mobile applications), our geographic footprint, the outsourcing of some of our business operations, and the continued uncertain global economic environment. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and mitigate any information security vulnerabilities. The inherent limitations in investigating and remediating an information security incident could also further increase the cost and consequences of such incident. We expect that any investigation of an information security incident would be inherently unpredictable and that there would be some passage of time before the completion of any investigation and before full and reliable information is available to us. During such time we may not know the extent of any harm to us or our customers, or how best to remediate the incident, and certain errors or actions could be repeated and compounded before they are discovered and remediated.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services, or a failure to adequately disclose such disruptions, failures, cyber-attacks, or security breaches to our customers, suppliers, or vendors or to the financial markets, could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, remediation costs, including preventative costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

Certain operations are concentrated in Southern California, and changes in the local economy, or natural or man-made disasters, could adversely affect our financial condition or results of operations.

CIT Bank’s branch network and the majority of the Company’s consumer mortgage loans are concentrated in Southern California. As a result, local economic conditions significantly affect the demand for mortgage loans, the ability of borrowers to repay these loans and the value of the collateral securing these loans, and changes in the economic conditions in Southern California could adversely affect our business, financial condition or results of operations.

Furthermore, our consumer mortgage loans are typically collateralized by the underlying property, primarily single family homes. A natural disaster, particularly wildfires or earthquakes, or a man-made disaster, including acts of terrorism, in Southern California could adversely affect the value of collateral underlying our mortgage loans or otherwise affect our borrowers’ ability to repay their loans, or could disrupt CIT Bank’s operations. The severity and impact of earthquakes, wildfires and other natural disasters are difficult to predict and may be exacerbated by global climate change. Any of these events could have a material adverse effect on our business, financial condition or results of operations.

See the “Business Segments – Consumer Banking” section of Item 1. Business Overview for additional discussion of our consumer banking business and related risks.

CIT ANNUAL REPORT 2018

Item 1B. Unresolved Staff Comments

There are no unresolved SEC staff comments.

Item 2. Properties

CIT primarily operates in North America. CIT occupies approximately 1.6 million square feet of space, which includes office space and our branch network, the majority of which is leased.

Item 3.  Legal Proceedings

CIT is currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, “Litigation”), certain of which Litigation matters are described in Note 21 — Contingencies. In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter may be, if any. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For more information about pending legal proceedings, including an estimate of certain reasonably possible losses in excess of reserved amounts, see Note 21 — Contingencies.

Item 4.  Mine Safety Disclosure

Not applicable

CIT ANNUAL REPORT 2018

PART TWO

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information — CIT's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "CIT."

Holders of Common Stock — As of February 8, 2019, there were 45,749 beneficial holders of common stock.

Dividends — Dividend information is included in the Capital section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Shareholder Return — The following graph shows the annual cumulative total shareholder return for common stock during the period from December 31, 2013 to December 31, 2018. The chart also shows the cumulative returns of the S&P 500 Index and S&P Banks Index for the same period. The comparison assumes $100 was invested on December 31, 2013. Each of the indices shown assumes that all dividends paid were reinvested.

CIT STOCK PERFORMANCE DATA

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
CIT	$100.00	$92.73	$78.00	$85.42	$99.88	$78.90
S&P 500	$100.00	$113.68	$115.24	$129.01	$157.16	$150.26
S&P Banks	$100.00	$115.51	$116.49	$144.81	$177.47	$148.29
S&P Financials	$100.00	$115.18	$113.38	$139.18	$169.99	$147.83

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

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders or the Court	N/A	N/A	4,639,054*
*	Excludes 2,159,435 shares underlying outstanding awards granted to employees and/or directors that are unvested and/or unsettled.

CIT ANNUAL REPORT 2018

During 2018, we had no equity compensation plans that were not approved by shareholders or the Court. For further information on our equity compensation plans, including the weighted average exercise price, see Item 8. Financial Statements and Supplementary Data, Note 19— Retirement, Postretirement and Other Benefit Plans.

Issuer Purchases of Equity Securities — Details of the repurchases of our common stock during the three months ended December 31, 2018, are included in the following table:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
October 1 - 31, 2018	4,982,338	$48.58	4,982,338	—
November 1 - 30, 2018	4,693,162	$46.26	4,693,162	—
December 1 - 31, 2018	—	$—	—	—
Total Purchases	9,675,500			—

During 2018, we purchased $1.6 billion (inclusive of the amount in the above table) of common stock via an equity tender offer and open market repurchases. The above purchases completed the $750 million common equity capital return approved by the Board of Directors in June 2018. Securities purchased information is included in the Capital section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

As disclosed in Note 29 – Subsequent Events to Item 8. Financial Statements and Supplementary Data, on January 28, 2019, CIT received a “non-objection” from the Federal Reserve Bank of New York to CIT’s plan for a common equity capital return of up to $450 million through September 2019. The Company’s Board of Directors has approved the capital return.

Unregistered Sales of Equity Securities — There were no sales of common stock during 2018, 2017 and 2016. There were issuances of common stock under equity compensation plans and an employee stock purchase plan, both of which are subject to registration statements.

CIT ANNUAL REPORT 2018

Item 6. Selected Financial Data

Select Data (dollars in millions)

	At or for the Years Ended December 31,
	2018	2017	2016	2015	2014
Select Statements of Operations Data
Net interest revenue	$1,075.3	$1,117.9	$1,158.3	$713.8	$440.5
Provision for credit losses	171.0	114.6	194.7	158.6	104.4
Total non-interest income	1,382.8	1,371.6	1,182.2	1,167.7	1,213.5
Total non-interest expenses	1,650.1	2,183.3	2,124.9	1,536.9	1,305.1
Income (loss) from continuing operations	472.1	259.4	(182.6)	724.1	675.7
Net income (loss)	447.1	468.2	(848.0)	1,034.1	1,119.1
Net income (loss) available to common shareholders	428.2	458.4	(848.0)	1,034.1	1,119.1
Per Common Share Data
Diluted income (loss) per common share - continuing operations	$3.82	$1.52	$(0.90)	$3.89	$3.57
Diluted income (loss) per common share	3.61	2.80	(4.20)	5.55	5.91
Book value per common share	55.70	53.25	49.50	54.45	50.07
Tangible book value per common share(1)	51.15	49.58	45.41	48.33	47.59
Dividends declared per common share	0.82	0.61	0.60	0.60	0.50
Dividend payout ratio	22.7%	21.8%	NM	10.8%	8.5%
Performance Ratios
Return (available to common shareholders; continuing operations) on average common stockholders' equity(1), (2)	7.30%	3.53%	(2.26)%	11.96%	11.93%
Return (available to common shareholders; continuing operations) on average tangible common stockholders' equity(1), (2)	8.20%	7.72%	3.17%	13.37%	12.63%
Net finance revenue as a percentage of average earning assets	3.41%	3.43%	3.60%	3.47%	3.30%
Return (available to common shareholders; continuing operations) on average earning assets(1)	1.00%	0.53%	(0.38)%	1.90%	2.26%
Average total equity to average total asset ratio	13.8%	16.1%	17.0%	17.9%	19.6%
Balance Sheet Data
Loans, including receivables pledged	$30,795.4	$29,113.9	$29,535.9	$30,518.7	$18,260.6
Allowance for loan losses	(489.7)	(431.1)	(432.6)	(347.0)	(334.2)
Operating lease equipment, net	6,970.6	6,738.9	7,486.1	6,851.7	5,980.9
Total cash and deposits	1,795.6	1,718.7	6,430.6	7,652.4	6,155.2
Investment securities	6,233.8	6,469.9	4,491.1	2,953.7	1,550.3
Assets of discontinued operations	249.8	501.3	13,220.7	13,059.6	12,493.7
Total assets	48,537.4	49,278.7	64,170.2	67,391.9	47,755.5
Deposits	31,239.5	29,569.3	32,304.3	32,761.4	15,838.7
Borrowings	8,118.8	8,974.4	14,935.5	16,350.3	15,969.6
Liabilities of discontinued operations	297.0	509.3	3,737.7	4,302.0	3,818.1
Total common stockholders' equity	5,621.6	6,995.0	10,002.7	10,944.7	9,057.9
Credit Quality
Non-accrual loans as a percentage of loans	0.92%	0.76%	0.94%	0.83%	0.88%
Net charge-offs as a percentage of average loans	0.39%	0.39%	0.37%	0.58%	0.55%
Allowance for loan losses as a percentage of loans	1.59%	1.48%	1.46%	1.14%	1.83%
Capital Ratios(1)
Common Equity Tier 1 Capital Ratio (fully phased-in)	12.0%	14.4%	13.8%	12.6%	N/A
Tier 1 Capital Ratio (fully phased-in)	12.7%	15.1%	13.8%	12.6%	14.5%
Total Capital Ratio (fully phased-in)	14.8%	16.2%	14.6%	13.2%	15.1%
(1)	See Non-GAAP Financial Measures for a reconciliation of non-GAAP to GAAP financial information.
(2)	2017 and prior calculations are adjusted to reflect an estimated reduction in equity for Commercial Air, that was moved to discontinued operations and sold.

NM – Not meaningful

CIT ANNUAL REPORT 2018

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

Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk ("MD&A") contains financial terms that are relevant to our business, and a Glossary of key terms is included at the end of Item 1. Business Overview. Management uses certain non-GAAP financial measures in this MD&A in its analysis of the financial condition and results of operations of the Company. See "Non-GAAP Financial Measurements" for a reconciliation of these financial measures to comparable U.S. GAAP measures.

Throughout this MD&A we reference "Notes" to our financial statements. These Notes are included in Item 8. Financial Statements and Supplementary Data.

SUMMARY OF 2018 FINANCIAL RESULTS

The following table summarizes the Company’s results in accordance with GAAP as included in the Condensed Consolidated Statements of Income. We also provide results that are not in accordance with GAAP, and are reconciled to GAAP in the "Non-GAAP Financial Measurements" section at the end of this MD&A.

Results of Operations (dollars in millions)

	2018	2017	2016
GAAP Results
Income (loss) from continuing operations available to common shareholders	$453.2	$249.6	$(182.6)
(Loss) income from discontinued operations, net of taxes	(25.0)	208.8	(665.4)
Net income (loss) available to common shareholders	$428.2	$458.4	$(848.0)
Diluted income (loss) per common share
Income (loss) from continuing operations available to common shareholders	$3.82	$1.52	$(0.90)
(Loss) income from discontinued operations, net of taxes	(0.21)	1.28	(3.30)
Diluted income (loss) per common share available to common shareholders	$3.61	$2.80	$(4.20)
Average number of common shares — diluted (thousands)	118,777	163,950	201,850

Non-GAAP Results, excluding noteworthy items
Income from continuing operations available to common shareholders	$479.6	$504.1	$384.2
(Loss) income from discontinued operations, net of taxes	(11.2)	51.0	325.2
Net income available to common shareholders	$468.4	$555.1	$709.4
Diluted income per common share
Income from continuing operations available to common shareholders	$4.04	$3.07	$1.90
(Loss) income from discontinued operations, net of taxes	(0.10)	0.32	1.61
Diluted income per common share available to common shareholders	$3.94	$3.39	$3.51
Average number of common shares — diluted (thousands)	118,777	163,950	201,850

Net income available to common shareholders and net income available to common shareholders excluding noteworthy items1 were down from 2017. While the trends reflected the results from continuing operations described below, the decline was also affected by the loss in discontinued operations in 2018, compared to income in 2017, which included income from the Commercial Air business that was sold on April 4, 2017. Net income available to common shareholders in 2017 was up from 2016, due to significant noteworthy items. Net income available to common shareholders, excluding noteworthy items, was down in 2017 from 2016, reflecting a full year of operating earnings in 2016 from Commercial Air.

Noteworthy items are discussed in various sections of the MD&A. The 2018 noteworthy items are displayed in a following table, and noteworthy items for all three years are included in the Non-GAAP Financial Measurements section.

Income from continuing operations available to common shareholders excluding noteworthy items1 was $480 million, a decrease of $24 million compared to 2017, reflecting lower net finance revenue and an increase in the provision for credit losses, partially offset by higher other non-interest income, lower operating expenses and lower tax rate. Period end loans and leases at December 31, 2018, were down slightly from 2017, reflecting the sales of NACCO and the reverse mortgage portfolio, along with run-off of LCM and NSP, which were partially offset by increased new business volume.

[1]

Net income available to common shareholders excluding noteworthy items and income from continuing operations available to common shareholders excluding noteworthy items are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

CIT ANNUAL REPORT 2018

Income from continuing operations available to common shareholders for 2017 was up from 2016. Results from both years were impacted by significant noteworthy items. Compared to 2016, income from continuing operations excluding noteworthy items increased, as lower operating expenses, higher other non-interest income and a decline in the provision for credit losses was partially offset by a decline in net finance revenue2. Period end loans and leases at December 31, 2017 were up from 2016, reflecting growth in the Commercial Banking segment.

The results per diluted common share also reflect the decline in the average number of diluted common shares outstanding due to the repurchase of more than 31 million shares during 2018 and more than 71 million shares in 2017.

The following table reflects the impact of noteworthy items on our GAAP results for the year ended December 31, 2018. See similar reconciliations for the years ended December 31, 2017 and 2016 in the Non-GAAP Financial Measurements section.

Results of Operations for the Year Ended December 31, 2018 (dollars in millions, except per share amounts)

	Income from Continuing Operations Available to Common Shareholders		Net Income Available to Common Shareholders
GAAP Results	$453.2	$3.82	$428.2	$3.61
NACCO suspended depreciation	(18.7)	(0.16)	(18.7)	(0.16)
Gain and other revenues from sale of reverse mortgage portfolio	(21.6)	(0.18)	(21.6)	(0.18)
Impairment of LCM indemnification asset	15.5	0.13	15.5	0.13
Release of valuation reserve on AHFS	(10.6)	(0.09)	(10.6)	(0.09)
TRS termination charge	52.5	0.44	52.5	0.44
NACCO gain on sale	(19.4)	(0.16)	(19.4)	(0.16)
Loss on debt redemption	28.7	0.24	28.7	0.24
Loss on Financial Freedom servicing business	-	-	13.8	0.12
Non-GAAP Results (certain EPS balances may not sum due to rounding)	$479.6	$4.04	$468.4	$3.94

STRATEGIES

Our strategies and accomplishments to simplify, strengthen and grow CIT in 2018 were as follows:

	Strategies	Accomplishments
Maximize Potential of Core Businesses	• Grow revenues – grow core businesses, enhance fee revenue, and leverage connectivity among businesses • Optimize cash and investment portfolio	• 6% average core loan and lease growth[3] • Divested non-core businesses • New origination volume up 28%
Enhance Operational Efficiency	• Reduce and manage operating expenses • Invest in and enhance technology	• Achieved our $1,050 million operating expense target while continuing to invest in technology
Optimize Funding Costs	• Reduce unsecured debt cost • Improve deposit mix to lower cost (relative to index)

•    Terminated costly, legacy TRS funding vehicle

•    Smoothed and extended unsecured maturity profile; next maturity not until 2021

•    Improved credit ratings

•    Increased Direct Bank deposits by ~25% and added over 60,000 new customers

Optimize Capital Structure	• Manage, deploy and align capital • Target 10-11% CET1 ratio

•    Reduced our CET1 ratio from over 14% to 12%

•    Repurchased $1.6 billion of common stock

•    Increased ordinary dividend by 56%

•    Issued Tier 2 capital and further aligned capital structure with regional bank peers

Maintain Strong Risk Management	• Maintain credit and operating risk discipline	• Reduced international and operational risk with divestitures of non-core businesses • Credit reserves remain strong at 1.59% • Cash flow lending ~10% of total loan and lease exposure

Our strategies for 2019 are as follows:

Strategies
Grow Core Businesses	• Deepen client relationships • Innovate with value
Optimize Balance Sheet	• Enhance funding and deposits • Optimize capital structure
Enhance Operational Efficiency	• Maintain vigilance on expenses • Improve operating leverage
Maintain Strong Risk Management	• Maintain credit discipline on structures while focusing on strong collateral • Maintain strong liquidity and capital risk management practices

[2]	Net finance revenue is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.
[3]

Core loans and leases is net of credit balances of factoring clients and excludes NACCO, LCM, and NSP; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

CIT ANNUAL REPORT 2018

PERFORMANCE MEASUREMENTS

The following chart reflects key performance indicators evaluated by management and used throughout this MD&A, certain of which are based on Non-GAAP balances as discussed in the Non-GAAP Financial Measurements section:

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
Credit Risk Management — accurately evaluate creditworthiness of customers, maintain high-quality assets and balance income potential with loss expectations.

-Net charge-offs, balances and as a percentage of average loans;

-Non-accrual loans, balances and as a percentage of loans;

-Classified assets and delinquencies balances; and

-Loan loss reserve, balance and as a percentage of loans.

Equipment and Residual Risk Management — appropriately evaluate collateral risk in leasing transactions and remarket or sell equipment at lease termination.	-Equipment utilization; -Market value of equipment relative to book value; and -Gains and losses on equipment sales.
Expense Management — maintain efficient operating platforms and related infrastructure.	-Operating expenses and trends; and -Net efficiency ratio.
Profitability — generate income and appropriate returns to shareholders.

-Net income per common share (EPS);

-Net income and pre-tax income, each as a percentage of average earning assets (ROA); and

-Net income and pre-tax income as a percentage of average tangible common stockholders' equity (ROTCE).

Capital Management — maintain a strong capital position, while deploying excess capital.	-CET1, Tier 1 and Total capital ratios; -Tier 1 Leverage Ratio; and -Book value and Tangible book value per share.
Liquidity Management — maintain access to appropriate funding at competitive rates to meet obligations as they come due.	-Levels of high quality liquid assets and as a % of total assets; -Committed and available funding facilities; -Debt maturity profile and ratings; and -Funding mix.
Manage Market Risk — measure and manage risk to income statement and economic value of enterprise due to movements in interest and foreign currency exchange rates.	-Net Interest Income Sensitivity; and -Economic Value of Equity (EVE).

DISCONTINUED OPERATIONS

At December 31, 2018, discontinued operations was comprised of Business Air and residual activity of the Financial Freedom servicing business (“Financial Freedom”), a former division of CIT Bank that serviced reverse mortgage loans. Financial Freedom was sold on May 31, 2018 and the economic benefit and risk of Financial Freedom has been transferred to the buyer. At December 31, 2018, certain assets and liabilities of Financial Freedom remained in discontinued operations, and will continue to be held in discontinued operations until the required investor consent is received. The sale is described further in Note 2 — Discontinued Operations.

The Financial Freedom servicing business that was sold included all the operations, mortgage servicing rights and related servicing assets and liabilities. CIT recognized an after tax loss on disposal of Financial Freedom of $16 million in discontinued operations, related primarily to indemnification reserves and transaction costs.

The loss in discontinued operations was $25 million in 2018, compared to income of $209 million in 2017, as 2017 income reflects a gain on the sale of Commercial Air and operations of that business during the first quarter of 2017. We completed the sale of our Commercial Air business in April 2017 for $10.4 billion and recorded a pre-tax gain of $146 million. The loss from discontinued operations in 2016 was $665 million, which included losses of $455 million from Aerospace (Commercial Air and Business Air) and $210 million from Financial Freedom. The loss in Aerospace included an $847 million net tax expense related to the Company’s decision to no longer assert that it would indefinitely reinvest the unremitted earnings of Commercial Air, while the loss from Financial Freedom included $191 million after tax of curtailment reserve and other charges.

Business Air loans and leases totaled $54 million at December 31, 2018, down from $184 million at December 31, 2017.

Further details of discontinued operations, along with condensed balance sheets and income statements are included in Note 2 — Discontinued Operations.

RESULTS FROM CONTINUING OPERATIONS

Unless specifically noted, the discussions and data presented throughout the following sections reflect CIT balances on a continuing operations basis.

CIT ANNUAL REPORT 2018

NET FINANCE REVENUE

Net Finance Revenue ("NFR") and Net Finance Margin ("NFM")4 are key metrics used by management to measure the profitability of our earning assets. NFR includes interest and yield-related fee income on our loans, rental income on our operating lease equipment, and interest and dividend income on interest-bearing cash and investments, less funding costs and depreciation, maintenance and other operating lease expenses from our operating lease equipment. The consolidated financial statements include the effects of Purchase Accounting Accretion ("PAA"). Accretion and amortization of certain purchase accounting adjustments primarily impact interest income and interest expense, and are summarized in a table in this section.

The following table presents the average balance sheet and related rates, along with the NFR and NFM.

Average Balances and Rates(1) (dollars in millions)

	Years ended
	December 31, 2018			December 31, 2017			December 31, 2016
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest bearing cash deposits	$2,399.6	$42.3	1.76%	$5,291.5	$57.7	1.09%	$6,450.6	$33.1	0.51%
Investment securities and securities purchased under agreement to resell	6,354.3	176.3	2.77%	5,352.3	139.8	2.61%	3,384.0	98.8	2.92%
Loans and loans held for sale(2)(3)	28,644.8	1,711.4	5.97%	28,281.6	1,685.1	5.96%	30,233.0	1,803.8	5.97%
Total interest earning assets(2)(3)	37,398.7	1,930.0	5.16%	38,925.4	1,882.6	4.84%	40,067.6	1,935.7	4.83%
Operating lease equipment, net (including held for sale)(4)	7,738.7	467.5	6.04%	7,685.0	488.2	6.35%	7,222.8	556.9	7.71%
Indemnification assets	77.0	(39.6)	(51.43)%	241.7	(47.0)	(19.45)%	373.8	(24.2)	(6.47)%
Average earning assets ("AEA")(2)(5)	45,214.4	2,357.9	5.21%	46,852.1	2,323.8	4.96%	47,664.2	2,468.4	5.18%
Non-interest earning assets
Cash and due from banks	203.9			587.1			882.1
Allowance for loan losses	(456.6)			(430.4)			(390.8)
All other non-interest bearing assets	2,646.8			2,398.0			4,048.3
Assets of discontinued operations	386.5			3,752.0			13,021.2
Total Assets	$47,995.0			$53,158.8			$65,225.0

Interest bearing deposits and borrowings
Deposits	$29,266.1	$460.4	1.57%	$29,538.2	$373.3	1.26%	$31,545.1	$394.8	1.25%
Borrowings	8,824.0	354.7	4.02%	10,674.0	344.4	3.23%	15,493.6	358.4	2.31%
Total interest-bearing liabilities	38,090.1	815.1	2.14%	40,212.2	717.7	1.78%	47,038.7	753.2	1.60%
Non-interest bearing deposits	1,493.3			1,450.0			1,177.5
Other non-interest bearing liabilities	1,397.5			1,645.0			1,689.2
Liabilities of discontinued operations	386.0			1,303.1			4,236.5
Noncontrolling interests	-			0.2			0.5
Stockholders' equity	6,628.1			8,548.3			11,082.6
Total Liabilities and Shareholders' Equity	$47,995.0			$53,158.8			$65,225.0
Net revenue spread			3.07%			3.18%			3.58%
Impact of non-interest bearing sources			0.34%			0.25%			0.02%
NFR ($) / NFM (%)(2)(5)		$1,542.8	3.41%		$1,606.1	3.43%		$1,715.2	3.60%
Adjusted NFR / NFM (excluding noteworthy items)(5)		$1,516.3	3.35%		$1,603.8	3.49%		$1,715.2	3.60%
(1)	The average balances presented are derived based on month end balances during the year. Tax exempt income was not significant in any of the periods presented. Average rates are impacted by PAA.
(2)	The balance and rate presented is calculated net of average credit balances for factoring clients.
(3)	Non-accrual loans and related income are included in the respective categories.
(4)	Operating lease rental income is a significant source of revenue; therefore we have presented the rental revenues net of depreciation and net of maintenance and other operating lease expenses.
(5)	AEA, NFR, NFM, adjusted NFR and adjusted NFM are non-GAAP measures. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

[4]

NFR,NFM, net operating lease revenue and AEA, and respective amounts excluding noteworthy items are non-GAAP measures. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information.

CIT ANNUAL REPORT 2018

The following table presents year-over-year changes in net interest revenue and operating lease margins as presented in the preceding table disaggregated between volume (level of lending or borrowing) and rate (rates charged to customers or incurred on borrowings). Volume change is calculated as change in volume times the previous rate, while rate change is change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.

Average Balances and Rates(1) (dollars in millions)

	2018 Over 2017 Comparison			2017 Over 2016 Comparison
	Increase (Decrease) Due To Change In:			Increase (Decrease) Due To Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-bearing cash	$(40.7)	$25.3	$(15.4)	$(7.0)	$31.6	$24.6
Investment securities and securities purchased under agreement to resell	27.4	9.1	36.5	51.8	(10.8)	41.0
Loans and loans held for sale(2)(3)	21.7	4.6	26.3	(116.3)	(2.4)	(118.7)
Operating lease equipment, net (including held for sale)(4)	3.4	(24.1)	(20.7)	33.9	(102.6)	(68.7)
Indemnification assets	47.5	(40.1)	7.4	11.1	(33.9)	(22.8)
AEA(2)(5)	$59.3	$(25.2)	$34.1	$(26.5)	$(118.1)	$(144.6)
Interest-bearing deposits	$(3.5)	$90.6	$87.1	$(25.3)	$3.8	$(21.5)
Borrowings	(65.8)	76.1	10.3	(130.7)	116.7	(14.0)
Total interest-bearing liabilities	$(69.3)	$166.7	$97.4	$(156.0)	$120.5	$(35.5)
(1)...(5)	See footnotes to prior table.

NFR is driven by revenues on loans and leases after considering interest costs, depreciation and maintenance costs on operating lease assets, and was $1,543 million in 2018, down from $1,606 million in 2017. NFR in both years benefited from the suspension of depreciation expense related to the European Rail business, NACCO, $27 million in 2018 and $17 million in 2017. When operating lease equipment is in AHFS, depreciation is suspended, resulting in a benefit to NFR. The impact from suspended depreciation is further explained later in this section. 2017 also included $23 million in interest expense on approximately $5.8 billion of unsecured borrowings that had been allocated to discontinued operations but was recorded in continuing operations following the Commercial Air sale on April 4, 2017, until the redemption of that debt later in the 2017 second quarter. Partially offsetting that cost was $9 million in interest income related to the elevated cash balances for the period between the closing of the Commercial Air sale and the related liability management and capital actions. NFR excluding the noteworthy items5 was $1,516 million, down from $1,604 million in 2017, as the increased revenues on average interest earning assets was offset by lower PAA of $90 million and higher deposit costs.

Compared to 2016, NFR excluding the noteworthy items in 2017 decreased from $1,715 million, primarily due to $83 million of lower PAA, an increase of negative interest income associated with the indemnification asset (discussed later in this section) and lower net rental income in Rail, partially offset by higher earnings on the investment securities portfolio.

Revenues generated on our interest-bearing cash and investments are indicative of the rising interest rate environment. The returns may fluctuate depending on the composition of the investments, interest rates and credit spreads. The average interest-bearing cash balance and income in 2017 was elevated, reflecting the period between the closing of the sale of Commercial Air and the related liability management and capital actions.

NFM was down slightly from 2017. NFM excluding noteworthy items4 was down 14 bps, reflecting higher deposit costs from continued upward market trends, lower PAA and the sale of higher-yielding assets such as the reverse mortgage portfolio, partially offset by higher interest earned on our loans, cash and investments. NFM excluding noteworthy items in 2017 decreased 11 bps compared to 2016, reflecting the noted drivers of the decrease in NFR and lower gross yields in Rail, partially offset by an increase in yields on certain loan portfolios and a shift from interest-bearing cash balances to investment securities.

We explain in the Risk Management section that our balance sheet has a moderate amount of asset sensitivity, and it would be expected that in the rising interest rate environment, we would see the benefit of higher rates on our NFR. However, there are factors in addition to rising interest rates that have impacted and may continue to impact our NFR, including lower benefit from declining PAA, rising deposit betas, spread compression, a mix shift in the different types of earning assets, and repricing down of railcar renewal rates (which are not sensitive to interest rate changes).

AEA decreased from 2017, reflecting the deployment of interest-bearing cash into certain liability and capital management actions and lower average loans and leases, due to the impacts of the NACCO sale in October, reverse mortgage portfolio sale in May, and run-off of the LCM portfolio. Core average loans and leases increased 6% during 2018, and declined less than 1% during 2017.

[5]	NFR, excluding noteworthy items and NFM, excluding noteworthy items are non-GAAP measures. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information.

CIT ANNUAL REPORT 2018

AEA in 2017 included elevated cash balances for the period between the closing of the Commercial Air sale and related liability management and capital actions. Excluding the Commercial Air impact, AEA decreased 2% from 2017, reflecting the decline in interest-bearing cash deposits and sales and run-off of the noted portfolios, offset by growth in the Commercial Finance and Business Capital divisions in Commercial Banking, and the Other Consumer Banking division. The decline in 2017 compared to 2016 reflected a decrease in loans in the Commercial Finance division of Commercial Banking due to the repositioning of the portfolio, along with run-off in NSP and the LCM portfolio in Consumer Banking, partially offset by growth in the other Commercial Banking divisions and the impact from the elevated cash balance due to the Commercial Air sale proceeds.

The composition of our average funding mix reflects increasing deposit funding as follows:

Average Funding Mix

	Years Ended
	December 31, 2018	December 31, 2017	December 31, 2016
Deposits	78%	73%	67%
Unsecured borrowings	11%	16%	23%

Secured Borrowings:
Structured financings	3%	4%	4%
FHLB advances	8%	7%	6%

These proportions will fluctuate in the future depending upon our funding activities. See Funding and Liquidity section for further details.

The following table details further the rates of interest bearing liabilities.

Interest-Bearing Deposits and Borrowings — Average Balances and Rates for the Years Ended (dollars in millions)

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %
Interest-bearing Deposits
Time deposits	$14,075.1	$266.5	1.89%	$15,413.1	$251.1	1.63%	$17,981.1	$291.1	1.62%
Interest-bearing checking	2,138.7	12.8	0.60%	2,887.7	16.1	0.56%	2,534.8	15.0	0.59%
Savings and online money market accounts	8,112.0	126.6	1.56%	5,249.4	54.0	1.03%	4,517.4	40.0	0.89%
Other money market / sweeps	4,940.3	54.5	1.10%	5,988.0	52.1	0.87%	6,511.8	48.7	0.75%
Total interest-bearing deposits	29,266.1	460.4	1.57%	29,538.2	373.3	1.26%	31,545.1	394.8	1.25%
Borrowings
Unsecured notes	4,229.3	216.5	5.12%	6,302.3	326.4	5.18%	10,600.5	550.8	5.20%
Other secured and structured financings	1,488.9	61.4	4.12%	2,230.0	75.5	3.39%	4,316.4	144.2	3.34%
FHLB advances	3,332.7	73.1	2.19%	2,675.6	36.8	1.38%	2,865.3	24.1	0.84%
Other credit facilities(1)	-	14.0	-	-	11.4	-	-	19.3	-
Borrowings	9,050.9	365.0	4.03%	11,207.9	450.1	4.02%	17,782.2	738.4	4.15%
Allocated to discontinued operations	(226.9)	(10.3)		(533.9)	(105.7)		(2,288.6)	(380.0)
Total borrowings	8,824.0	354.7	4.02%	10,674.0	344.4	3.23%	15,493.6	358.4	2.31%
Total interest-bearing liabilities	$38,090.1	$815.1	2.14%	$40,212.2	$717.7	1.78%	$47,038.7	$753.2	1.60%
(1)	Balance includes interest expense related to facility fees and amortization of deferred costs on unused portions of credit facilities, including the Revolving Credit Facility and total return swaps.

We remain focused on optimizing our mix of deposits. Compared to 2017, we have increased the percentage of non-maturity deposits relative to total deposits in conjunction with our strategy to optimize deposit costs through the rate cycle, while working within our risk management discipline. The table above reflects increased savings and online money market deposits, as we introduced new products to attract deposits, which contributed to the increased rate. In addition, we reduced sweep accounts and time deposits in the brokered channel. Along with changes in deposit mix, deposit costs increased due to the impact from the increases in the market short-term interest rate and competition.

For the year ended December 31, 2017, the rate on interest-bearing deposits was up 1 bps from 2016, reflecting our strategy to optimize deposit costs and improve the quality of our deposits. The change in mix of our deposits reflects our strategy to reduce the percentage of time deposits relative to total deposits. We increased non-maturity deposits and reduced higher cost other money market and sweep accounts in our brokered and commercial channels.

See Funding and Liquidity section for tables that reflects period end deposits by type and by channel.

CIT ANNUAL REPORT 2018

The following table reflects our total deposit base, interest bearing and non-interest-bearing deposits, and related rate:

Total Deposits — Average Balances and Rates for the Years Ended (dollars in millions)

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %	Average Balance	Interest Expense	Rate %
Interest-bearing deposits	$29,266.1	$460.4	1.57%	$29,538.2	$373.3	1.26%	$31,545.1	$394.8	1.25%
Non-interest-bearing deposits	1,493.3	-	-	1,450.0	-	-	1,177.5	-	-
Total deposits	$30,759.4	$460.4	1.50%	$30,988.2	$373.3	1.20%	$32,722.6	$394.8	1.21%

Deposits and borrowings are also discussed in Funding and Liquidity.

Borrowing costs increased compared to 2017, reflecting rising rates. The average balance for the unsecured notes was down, reflecting the full impact of the 2017 redemptions using the proceeds from the Commercial Air sale and the current year redemptions related to the liability actions associated with the NACCO sale. Borrowing costs in the current year reflected an increase in FHLB costs, primarily driven by rate increases, and also an increase in the use of this funding source. The weighted average maturity profile of the combined unsecured senior and subordinated notes is 5.0 years, compared to 3.5 years at December 31, 2017. The following table presents the significant activity of our unsecured notes in 2018. Amounts reflect par value:

Senior and Subordinated Unsecured Notes Activity in 2018 (dollars in millions)

	Principal
	Repayments	Issuances	Rate
Senior unsecured due March 2021		$ 500.0	4.125%
Senior unsecured due February 2024		500.0	4.750%
Senior unsecured due March 2025		500.0	5.250%
Subordinated unsecured due March 2028		400.0	6.125%
Senior unsecured due February 2019	$ 1,000.0		3.875%
Senior unsecured due February 2019	383.0		5.500%
Senior unsecured due May 2020	435.6		5.375%
Senior unsecured due August 2022	3.0		5.000%
	$ 1,821.6	$ 1,900.0

CIT ANNUAL REPORT 2018

The issuance of the unsecured subordinated debt in conjunction with our capital plan allowed us to return $400 million of common equity. Most of the proceeds of the senior borrowings issued in the first quarter were used to repay $500 million of the 3.875% notes and $383 million of the 5.500% notes. Net proceeds from the sale of NACCO in October 2018 were used to redeem the outstanding balance of the 5.375% unsecured notes. We also repaid approximately $465 million of structured financings related to Rail and $250 million of the secured borrowings related to NACCO were either repaid prior to the sale or were transferred to the buyer upon sale of that business.

The following table depicts selected earning asset yields and margin-related data for our segments and divisions within the segments.

Segment Average Yield and Other Data (dollars in millions)

	Years Ended December 31,				Years Ended December 31,
	2018	2017	2016		2018	2017	2016
Commercial Banking				Consumer Banking
Average Earning Assets ("AEA")				Average Earning Assets ("AEA")
Commercial Finance	$10,217.1	$9,867.0	$11,289.3	Other Consumer Banking	$3,215.5	$2,266.1	$1,968.6
Rail	7,462.8	7,460.2	7,089.3	LCM	3,465.2	4,787.9	5,558.8
Real Estate Finance	5,491.7	5,606.2	5,453.7	Total	$6,680.7	$7,054.0	$7,527.4
Business Capital	6,830.0	6,336.7	5,930.6
Total	$30,001.6	$29,270.1	$29,762.9	Net Finance Revenue
				Other Consumer Banking	$339.6	$219.9	$157.7
Net Finance Revenue				LCM	142.8	210.0	252.9
Commercial Finance	$337.7	$389.6	$447.7	Total	$482.4	$429.9	$410.6
Rail	265.3	318.8	349.9
Real Estate Finance	171.7	199.4	209.8	Gross Yield
Business Capital	309.5	310.7	306.7	Other Consumer Banking	3.66%	3.49%	3.65%
Total	$1,084.2	$1,218.5	$1,314.1	LCM	6.38%	6.24%	6.28%
				Total	5.07%	5.36%	5.59%
Gross Yield
Commercial Finance	5.64%	5.47%	5.36%	Net Finance Margin
Rail	11.24%	11.59%	12.86%	Other Consumer Banking	10.56%	9.70%	8.01%
Real Estate Finance	5.59%	5.18%	5.25%	LCM	4.12%	4.39%	4.55%
Business Capital	9.08%	8.84%	8.52%	Total	7.22%	6.09%	5.45%
Total	7.81%	7.71%	7.75%
				Non-Strategic Portfolios
Net Finance Margin				AEA	$112.3	$277.0	$1,175.6
Commercial Finance	3.31%	3.95%	3.97%	Net Finance Revenue	2.5	7.7	45.2
Rail	3.55%	4.27%	4.94%	Gross Yield	6.06%	8.27%	7.86%
Real Estate Finance	3.13%	3.56%	3.85%	Net Finance Margin	2.23%	2.78%	3.84%
Business Capital	4.53%	4.90%	5.17%
Total	3.61%	4.16%	4.42%

Gross yields (interest income plus rental income on operating leases as a percentage of AEA) in Commercial Banking were up from 2017. The Commercial Finance increase in gross yields was primarily driven by the benefit of higher short-term interest rates, partially offset by a decline in PAA. Higher interest recoveries also contributed to the increase. Gross yields in Rail were down as lease rates continued to re-price lower on average across the portfolio. The Real Estate Finance gross yield improved, driven by the benefit of higher short term interest rates that more than offset lower PAA and spread compression on new originations. Gross yields in Business Capital were up, reflecting asset mix.

Gross yields in 2017 compared to 2016 in Commercial Banking were down slightly, driven mostly by the decline in Rail. The Commercial Finance increase in gross yields was primarily driven by higher short-term interest rates, partially offset by a decline in PAA. The Real Estate Finance gross yield was down, as the benefit of higher short-term interest rates was offset by lower PAA. Gross yields in Rail were lower, as lease rates continued to re-price lower on average across the North American portfolio. Gross yields in Business Capital were up from 2016 due to asset mix.

Consumer Banking’s gross yield was down from 2017, resulting from the sale of the higher yielding reverse mortgage portfolio and continued run off of the legacy SFR portfolio, both within LCM. Gross yields in the Other Consumer Banking division reflect the benefit of the higher interest rate environment on new originations and floating rate assets within the portfolio. Gross yields in LCM were up, due to improved cash flow for PCI loans and lower negative interest income on the indemnification asset, partially offset by a reduction from the sale of the higher yielding reverse mortgages. NFM in Consumer Banking is higher than gross yields as this segment receives an interest benefit from the other segments for the value of excess deposits it generates. Compared to the prior year, the interest benefit increased due to deposit growth combined with an increase in market interest rates in 2018.

Consumer Banking gross yields were down in 2017 compared to 2016, impacted by lower PAA on mortgage loans in LCM, some of which is due to ceasing PAA accretion on the reverse mortgages that were transferred to AHFS related to the Financial Freedom Transaction. The decline in gross yield also reflects higher amounts of negative interest income associated with the indemnification asset.

CIT ANNUAL REPORT 2018

As of December 31, 2018, the remaining accretable purchase accounting adjustment was $626 million, of which $62 million related to Commercial Banking and $564 million related to Consumer Banking. This compares to $733 million of remaining accretable purchase accounting adjustment as of December 31, 2017, of which $97 million related to Commercial Banking and $636 million related to Consumer Banking. The remaining accretable purchase accounting adjustment in Consumer Banking is expected to run off at a rate consistent with the run-off of the underlying mortgages, which has averaged 15-20% annually, and we are expecting accretion of the remaining Commercial Banking purchase accounting adjustment to continue to trend lower. However, amounts may vary quarter to quarter from fluctuations in prepayments, which results in a loan's remaining purchase accounting adjustments being accelerated into interest income. (See footnote 1 to the following table).

The following table displays PAA by segment and division for both interest income and interest expense.

Purchase Accounting Accretion (dollars in millions)

	Years Ended
	December 31, 2018			December 31, 2017			December 31, 2016
	PAA Accretion Recognized in:			PAA Accretion Recognized in:			PAA Accretion Recognized in:
	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR
Commercial Banking
Commercial Finance	$13.6	$0.2	$13.8	$45.6	$0.9	$46.5	$75.8	$2.2	$78.0
Real Estate Finance	19.5	—	19.5	41.9	—	41.9	71.6	—	71.6
Total Commercial Banking	33.1	0.2	33.3	87.5	0.9	88.4	147.4	2.2	149.6
Consumer Banking
Other Consumer Banking	1.1	2.7	3.8	0.1	4.4	4.5	2.8	9.0	11.8
Legacy Consumer Mortgages(3)	82.1	—	82.1	115.7	—	115.7	126.6	—	126.6
Total Consumer Banking	83.2	2.7	85.9	115.8	4.4	120.2	129.4	9.0	138.4
Corporate and Other	—	—	—	—	0.4	0.4	—	4.2	4.2
Total CIT	$116.3	$2.9	$119.2	$203.3	$5.7	$209.0	$276.8	$15.4	$292.2
(1)	Included in the above are accelerated recognition of approximately $24.8 million, $58.7 million and $81.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
(2)	Debt and deposits acquired in the OneWest Bank acquisition were recorded at a net premium, therefore the PAA of that adjustment decreases interest expense.
(3)	The 2018 decline from 2017 reflects the transfer of the reverse mortgage portfolio to AHFS at the end of the third quarter of 2017.

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Data (dollars in millions)

	Years Ended December 31,
	2018		2017		2016
Rental income on operating leases	$1,009.0	13.04%	$1,007.4	13.11%	$1,031.6	14.28%
Depreciation on operating lease equipment	311.1	4.02%	296.3	3.86%	261.1	3.61%
Maintenance and other operating lease expenses	230.4	2.98%	222.9	2.90%	213.6	2.96%
Net operating lease revenue and %	$467.5	6.04%	$488.2	6.35%	$556.9	7.71%
Average operating lease equipment, including amounts held for sale	$7,738.7		$7,685.0		$7,222.8

Net operating lease revenue, which is a component of NFR, is driven principally by the performance of the Rail portfolio within the Commercial Banking segment. Net operating lease revenue was down from both 2017 and 2016, primarily due to rail leases continuing to renew at lower rates and higher depreciation. In 2018 and 2017, net operating lease revenue benefited from suspended depreciation, $27 million and $17 million, respectively, related to NACCO, which was in AHFS prior to its sale in October 2018. If the suspended depreciation related to NACCO were included, the operating lease margins would have been 5.70% and 6.14%, for 2018 and 2017, respectively. Suspended depreciation is discussed further below.

Railcar utilization, including commitments to lease, was 98% at December 31, 2018, and improved from 96% at December 31, 2017. Overall lease rates of cars renewing priced down about 15% in 2018 compared to the rates on expiring leases, which, although better than our guidance, continues to reflect excess capacity in the market. We continue to expect downward pressure, and anticipate re-pricing to be down 15%-20% on average through 2019, reflecting continued pressure from tank car lease rates, which are coming due for renewal at a faster pace and at rates that are down from peak levels.

Depreciation is recognized on railcars and other operating lease equipment. Depreciation increases in 2018 and 2017 from the respective prior year were driven by growth in the non-rail portfolio in Business Capital, which is depreciated over a shorter time span. Once a long-lived asset is classified as AHFS, depreciation expense is no longer recognized, and the asset is evaluated for impairment with any such charge recorded in other income. There were no related impairment charges recorded in the periods presented. Consequently, net operating lease revenue includes rental income on operating lease equipment classified as AHFS, but there is no related depreciation expense.

CIT ANNUAL REPORT 2018

Maintenance and other operating lease expenses tend to be variable and relate to the Rail portfolio. The increase in 2018 reflected increased volume from remarketing cars and pulling cars from storage and sending them into service. The increase in 2017 reflected increased maintenance, freight and storage costs in Rail due to growth in the portfolio.

See "Expenses — Depreciation on operating lease equipment" and "Concentrations — Operating Leases" for additional information.

Upon emergence from bankruptcy in 2009, CIT applied Fresh Start Accounting (“FSA”). The most significant remaining discount at December 31, 2018 related to Rail operating lease equipment ($1.1 billion). The discount on the operating lease equipment was, in effect, an impairment of the operating lease equipment upon emergence from bankruptcy, as the assets were recorded at their fair value, which was less than their carrying value. The recording of the FSA adjustment reduced the asset balances subject to depreciation and thus decreases depreciation expense over the remaining useful life of the operating lease equipment or until it is sold.

CREDIT METRICS

The following provides information on the provision for credit losses and allowance for loan and lease losses (“ALLL”), as well as certain credit metrics, including net charge-off and non-accrual loan levels, that management uses to track the credit quality of the portfolio.

The provision for credit losses was $171 million in 2018, up from $115 million in 2017 and down from $195 million in 2016. The increase from 2017 reflected higher provisioning for specific loans and the higher level of non-accruals. Asset growth and changes in portfolio mix, along with portfolio regrading, mostly in the Commercial Finance and Real Estate Finance divisions, also contributed to the increase in the provision. The decline in 2017 compared to 2016 reflected current market conditions and net credit benefits from changes in portfolio mix in Commercial Banking, partially offset by charges related to the Financial Freedom Transaction in 2017. Our assets are primarily commercial and a large part of our consumer loans are carried at a significant discount, which reduces charge-offs in our LCM division. As a result, the provision for credit losses is primarily driven by the Commercial Banking segment.

Net charge-offs were $115 million (0.39% as a percentage of average loans) in 2018, compared to $115 million (0.39%) in 2017 and $111 million (0.37%) in 2016.  Net charge-offs include $12 million in 2018, $34 million in 2017 and $41 million in 2016 related to the transfer of receivables to AHFS.  Absent charge-offs on loans transferred to AHFS, net charge-offs were 0.36%, 0.28%, and 0.23% for the years ended December 31, 2018, 2017 and 2016, respectively.  Net charge-offs are discussed and presented in a table by segment and division later in this section.

Non-accrual loans totaled $282 million (0.92% of loans), compared to $221 million (0.76%) at December 31, 2017 and $279 million (0.94%) at December 31, 2016.  Non-accruals are discussed and presented in a table by segment and division later in this section.

The following table presents detail on our ALLL, including charge-offs and recoveries and provides summarized components of the provision and allowance:

ALLL and Provision for Credit Losses (dollars in millions)

	Years Ended December 31,
	2018	2017	2016	2015	2014
Allowance - beginning of period	$431.1	$432.6	$347.0	$334.2	$339.1
Provision for credit losses(1)	171.0	114.6	194.7	158.6	104.4
Other(1)	3.0	(0.9)	2.2	(9.1)	(10.7)
Net additions	174.0	113.7	196.9	149.5	93.7
Gross charge-offs(2)	142.8	137.7	136.6	165.1	126.8
Less: Recoveries	27.4	22.5	25.3	28.4	28.2
Net Charge-offs	115.4	115.2	111.3	136.7	98.6
Allowance - end of period	$489.7	$431.1	$432.6	$347.0	$334.2
Provision for credit losses(1)
Specific allowance - impaired loans	$21.4	$(3.3)	$33.7	$18.1	$(15.3)
Non-specific allowance	149.6	117.9	161.0	140.5	119.7
Total	$171.0	$114.6	$194.7	$158.6	$104.4
Allowance for loan losses
Specific reserves on impaired loans	$47.4	$26.0	$33.7	$27.4	$12.4
Non-specific reserves	442.3	405.1	398.9	319.6	321.8
Total	$489.7	$431.1	$432.6	$347.0	$334.2
Ratio
Allowance for loan losses as a percentage of total loans	1.59%	1.48%	1.46%	1.14%	1.83%
Allowance for loan losses as a percent of finance receivable / Commercial	1.90%	1.74%	1.81%	1.44%	1.83%
(1)

The provision for credit losses also includes amounts related to reserves on unfunded loan commitments, letters of credit, and deferred purchase agreements, all of which are reflected in other liabilities. The balances included in other liabilities totaled $42 million, $45 million, $44 million, $43 million, and $35 million at December 31, 2018, 2017, 2016, 2015, and 2014, respectively. “Other” also includes allowance for loan losses associated with loan sales and foreign currency translations.

(2)

Gross charge-offs included $12 million, $34 million, $41 million, $73 million, and $43 million of charge-offs related to the transfer of receivables to assets held for sale for the years ended December 31,2018, 2017, 2016, 2015 and 2014, respectively.

CIT ANNUAL REPORT 2018

The ALLL was $490 million (1.59% of loans) at December 31, 2018, up from $431 million (1.48% of loans) at December 31, 2017 and $433 million (1.46% of loans) at December 31, 2016. The increase in ALLL of $59 million from 2017 reflected the higher provision, for reasons noted earlier. Compared to 2016, the 2017 ALLL reflects a greater percentage of commercial loans in the portfolio, partially offset by the lower reserve rate on the commercial portfolio. The increase in the 2016 ALLL from 2015 was primarily due to reserve builds across the divisions of Commercial Banking, including $32 million related to maritime loans within the Commercial Finance division.

See Note 3 — Loans for details regarding the unpaid principal balance, carrying value and ALLL related to PCI loans.

Loan Net Carrying Value (dollars in millions)

	Loans	Allowance for Loan Losses	Net Carrying Value
December 31, 2018
Commercial Banking	$24,263.4	$(460.2)	$23,803.2
Consumer Banking	6,532.0	(29.5)	6,502.5
Total	$30,795.4	$(489.7)	$30,305.7
December 31, 2017
Commercial Banking	$23,159.3	$(402.2)	$22,757.1
Consumer Banking	5,954.6	(28.9)	5,925.7
Total	$29,113.9	$(431.1)	$28,682.8
December 31, 2016
Commercial Banking	$22,562.3	$(408.4)	$22,153.9
Consumer Banking	6,973.6	(24.2)	6,949.4
Total	$29,535.9	$(432.6)	$29,103.3
December 31, 2015
Commercial Banking	$23,332.4	$(336.8)	$22,995.6
Consumer Banking	7,186.3	(10.2)	7,176.1
Total	$30,518.7	$(347.0)	$30,171.7
December 31, 2014
Commercial Banking	$16,727.8	$(296.7)	$16,431.1
Consumer Banking	1,532.8	(37.5)	1,495.3
Total	$18,260.6	$(334.2)	$17,926.4

CIT ANNUAL REPORT 2018

The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Loans for the Years Ended December 31 (dollars in millions)

	2018		2017		2016		2015		2014
Gross Charge-offs
Commercial Finance	$77.5	0.77%	$31.3	0.33%	$62.2	0.57%	$59.5	0.61%	$29.7	0.38%
Real Estate Finance	0.2	-%	4.3	0.08%	1.6	0.03%	-	-%	-	-%
Business Capital	61.0	0.77%	79.6	1.07%	70.0	1.05%	53.5	0.81%	39.6	0.67%
Commercial Banking	138.7	0.59%	115.2	0.51%	133.8	0.58%	113.0	0.57%	69.3	0.44%
Other Consumer Banking	-	-%	0.2	-%	-	-%	-	-%	-	-%
Legacy Consumer Mortgages	4.1	0.13%	22.3	0.53%	2.8	0.04%	1.3	0.04%	-	-%
Consumer Banking	4.1	0.07%	22.5	0.35%	2.8	0.04%	1.3	0.04%	-	-%
Non-Strategic Portfolio	-	-%	-	-%	-	-%	50.8	5.17%	57.5	2.35%
Total	$142.8	0.48%	$137.7	0.47%	$136.6	0.45%	$165.1	0.70%	$126.8	0.70%

Less: Recoveries
Commercial Finance	$4.5	0.04%	$1.1	0.02%	$2.1	0.02%	$3.7	0.04%	$0.6	0.01%
Business Capital	22.1	0.28%	20.0	0.26%	20.0	0.30%	13.9	0.21%	16.9	0.29%
Commercial Banking	26.6	0.11%	21.1	0.10%	22.1	0.10%	17.6	0.09%	17.5	0.11%
Other Consumer Banking	-	-%	0.1	-%	-	-%	-	-%	-	-%
Legacy Consumer Mortgages	0.8	0.03%	1.3	0.04%	3.1	0.04%	1.1	0.03%	-	-%
Consumer Banking	0.8	0.01%	1.4	0.03%	3.1	0.04%	1.1	0.03%	-	-%
Non-Strategic Portfolio	-	-%	-	-%	0.1	-%	9.7	0.98%	10.7	0.44%
Total	$27.4	0.09%	$22.5	0.08%	$25.3	0.08%	$28.4	0.12%	$28.2	0.15%

Net Charge-offs
Commercial Finance	$73.0	0.73%	$30.2	0.31%	$60.1	0.55%	$55.8	0.57%	$29.1	0.37%
Real Estate Finance	0.2	-%	4.3	0.08%	1.6	0.03%	-	-%	-	-%
Business Capital	38.9	0.49%	59.6	0.81%	50.0	0.75%	39.6	0.60%	22.7	0.38%
Commercial Banking	112.1	0.48%	94.1	0.41%	111.7	0.48%	95.4	0.48%	51.8	0.33%
Other Consumer Banking	-	-%	0.1	-%	-	-%	-	-%	-	-%
Legacy Consumer Mortgages	3.3	0.11%	21.0	0.49%	(0.3)	-%	0.2	0.01%	-	-%
Consumer Banking	3.3	0.05%	21.1	0.32%	(0.3)	-%	0.2	0.01%	-	-%
Non-Strategic Portfolio	-	-%	-	-%	(0.1)	-%	41.1	4.19%	46.8	1.91%
Total	$115.4	0.39%	$115.2	0.39%	$111.3	0.37%	$136.7	0.58%	$98.6	0.55%

Net charge-offs in 2018 were driven primarily by episodic items within Commercial Finance and Business Capital. The decline in net charge-offs in Commercial Banking in 2017 reflected lower charge-offs in the energy portfolio, whereas this portfolio accounted for the increase in 2016 compared to 2015. In conjunction with strategic initiatives, transfers of portfolios to AHFS elevated net charge-offs in 2017 with charge-offs of $34 million related to transfers to AHFS, of which $20 million related to the reverse mortgage loan portfolio in Consumer Banking. In 2016, charge-offs of $41 million related to Commercial Finance loans transferred to AHFS. In 2015, significant charge-offs were recorded on the transfers to AHFS of the Canada and China portfolios in NSP, along with certain asset sales in Commercial Finance. Charge-offs associated with loans transferred to AHFS do not generate future recoveries as the loans are generally sold before recoveries can be realized and any gains on sales are reported in other non-interest income.

The following tables present information on non-accruing loans, which includes loans in AHFS for each period, and when added to other real estate owned (“OREO”) and other repossessed assets, sums to non-performing assets. PCI loans are excluded from these tables as the carrying value is based on the estimate of cash flows deemed to be collectible. Accordingly, such PCI loans are not considered past due or on non-accrual status even though they may be contractually past due.

Non-accrual and Accruing Past Due Loans at December 31 (dollars in millions)(1)

	2018	2017	2016	2015	2014
Non-accrual loans
U.S.	$264.8	$211.1	$218.9	$185.3	$71.8
Foreign	17.5	9.8	59.7	67.0	88.6
Non-accrual loans	$282.3	$220.9	$278.6	$252.3	$160.4
Troubled Debt Restructurings
U.S.	$87.9	$103.5	$41.7	$26.4	$13.5
Foreign	—	—	40.6	4.6	3.7
Restructured loans	$87.9	$103.5	$82.3	$31.0	$17.2
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$35.6	$31.9	$32.0	$15.8	$10.3
(1)	Factored receivables within our Business Capital division do not accrue interest and therefore are not considered within non-accrual loans but are considered for credit provisioning purposes.

CIT ANNUAL REPORT 2018

Segment Non-accrual Loans as a Percentage of Loans at December 31 (dollars in millions)

	2018		2017		2016
Commercial Finance	$190.0	1.81%	$134.8	1.36%	$188.8	1.90%
Real Estate Finance	2.2	0.04%	2.8	0.05%	20.4	0.37%
Business Capital	45.7	0.55%	53.2	0.70%	41.7	0.60%
Commercial Banking	237.9	0.98%	190.8	0.82%	250.9	1.11%
Legacy Consumer Mortgages	32.2	1.15%	19.9	0.60%	17.3	0.36%
Other Consumer Banking	6.1	0.16%	0.4	0.02%	0.1	-%
Consumer Banking	38.3	0.59%	20.3	0.34%	17.4	0.25%
Non-Strategic Portfolio	6.1	NM	9.8	NM	10.3	NM
Total	$282.3	0.92%	$220.9	0.76%	$278.6	0.94%

NM — Not meaningful; Non-accrual loans include loans held for sale. All of NSP non-accrual loans reflected loans held for sale; since there were no portfolio loans, no % is displayed.

Non-accrual loans were up from December 31, 2017, driven by various loans across different industries in Commercial Finance. We did not experience any notable trends in any specific industry or geography.  Non-accrual loans in Consumer Banking were up, reflecting non-PCI loans in LCM, as that portfolio continues to season since its acquisition. Other Consumer Banking non-accrual loans were up, as that portfolio matures. Non-accrual loans decreased in 2017, reflecting the resolution of Maritime and Real Estate Finance loans. Non-accrual loans were up in 2016, driven by a $49 million Maritime account and a few other large accounts in the Commercial Finance division and a large account in Real Estate Finance (all within the Commercial Banking segment), partially offset by decreases due to portfolio sales of the Canadian and U.K. portfolios in the NSP segment. Our portfolio is subject to volatility as larger accounts migrate in and out of non-accrual status or are otherwise resolved.

Approximately 58% of our non-accrual accounts were paying currently compared to 52% at December 31, 2017. Our impaired loan carrying value (including PAA discount and charge-offs) to outstanding unpaid principal balances was approximately 64% compared to 76% at December 31, 2017. For this purpose, impaired loans comprise principally non-accrual loans $500,000 and greater and TDRs.

Total delinquency (30 days or more) was 1.3% of loans at December 31, 2018 and December 31, 2017.  Delinquency status of loans and loans held for sale are presented in Note 3 — Loans.

The tables that follow reflect loan carrying values of accounts that have been modified, excluding PCI loans and those in trial modification.

TDRs and Modifications (dollars in millions)

	2018		2017		2016
		% Compliant		% Compliant		% Compliant
Troubled Debt Restructurings
Deferral of principal and/or interest	$44.2	67%	$31.8	95%	$9.6	99%
Covenant relief and other	43.7	96%	71.7	70%	72.7	95%
Total TDRs	$87.9	82%	$103.5	78%	$82.3	84%
Percent non-accrual	79%		63%		41%
Modifications(1)
Extended maturity	$43.9	100%	$35.7	100%	$95.0	100%
Covenant relief	106.6	85%	260.2	100%	261.1	100%
Interest rate increase	146.7	100%	102.8	100%	138.2	100%
Other	384.4	93%	229.5	90%	216.0	92%
Total Modifications	$681.6		$628.2		$710.3
Percent non-accrual	13%		8%		23%

(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

PCI loans, TDRs and other credit quality information is included in Note 3 — Loans.

CIT ANNUAL REPORT 2018

NON-INTEREST INCOME

As presented in the following table, Non-interest Income includes Rental Income on Operating Leases and Other Non-Interest Income. Certain line-items in the table are changed from the year-ago presentation; all prior periods are conformed.

Non-interest Income (dollars in millions)

	Years Ended December 31,
	2018	2017	2016
Rental income on operating leases	$1,009.0	$1,007.4	$1,031.6
Other non-interest income:
Fee revenues	103.5	113.6	111.6
Factoring commissions	102.4	102.9	105.0
Gains on leasing equipment, net of impairments	59.5	43.1	30.1
BOLI income	25.5	7.6	-
Gains on investment securities, net of impairments	15.3	28.9	11.5
Other revenues	67.6	68.1	(107.6)
Total other non-interest income	373.8	364.2	150.6
Total other non-interest income, excluding noteworthy items(1)	$399.5	$369.7	$357.1
Total non-interest income	$1,382.8	$1,371.6	$1,182.2
Factoring volume	$30,324.6	$27,480.1	$24,907.4
(1)	Total non-interest income, excluding noteworthy items are non-GAAP balances, see reconciliations to GAAP balance in Non-GAAP Financial Measurements.

Rental Income on Operating Lease Equipment

Rental income on operating leases from equipment we lease is generated in the Rail and Business Capital divisions in the Commercial Banking segment. Rental income is discussed in “Net Finance Revenues” and “Results by Business Segment”. Operating lease equipment is presented in Note 5 — Operating Lease Equipment and information specific to our rail portfolio is presented in Concentrations.

Other Non-Interest Income

Fee revenues, which include fees on lines and letters of credit, capital markets-related fees, agent and advisory fees and servicing fees, are mainly driven by our Commercial Banking segment. Fee revenue was down in 2018, reflecting lower capital market fees in Commercial Finance.

Factoring commissions, which are included in Business Capital, were flat compared to 2017, as higher volumes, driven by an increase in the technology industry, were offset by a lower average commission rate. Factoring commissions were down slightly in 2017 compared to 2016 despite an increase in factoring volumes, as a reduction in the mix of higher risk receivables put downward pressure on pricing.

Gains on leasing equipment, net of impairments corresponded mostly to sales of rail assets, while a majority of the assets sold relate to equipment in the Business Capital division. The increase in 2018 compared to 2017 reflected higher volume of asset sales. Asset sales volume was down in 2017 compared to 2016, and 2016 included higher impairment charges.

BOLI income was up, reflecting a full year of income, compared to a little over one quarter in 2017, the initial year that CIT invested in this insurance.

Gains on investment securities, net of impairments in 2018 were down on less activity. Gains in 2017 mostly reflected gains on sales of agency mortgage-backed securities acquired with the OneWest transaction that had higher risk weightings, changes in value of mortgage-backed securities (“MBS”) carried at fair value, and to a lesser extent, sales of equity investments that were received as part of a lending transaction, or in some cases, a workout situation. During 2017, essentially all of the MBS carried at fair value were sold or matured. 2016 mainly included net gains on agency MBS.

Other revenues included items that are more episodic in nature, such as gains on receivable sales, OREO sales and work-out related claims, net gains (losses) on derivatives and foreign currency exchange, proceeds received in excess of carrying value on non-accrual accounts held for sale that were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and income from joint ventures. Absent the noteworthy items listed below, other revenues were up in 2018 compared to 2017 due to higher gains on customer derivatives and foreign currency exchange compared to a loss in 2017. Absent the noteworthy items listed below, other revenues were down in 2017 compared to 2016, again reflecting a loss on derivatives and foreign currency exchange compared to a significant gain in 2016. 2016 also included a $22 million equity security sale from a loan workout.

CIT ANNUAL REPORT 2018

Excluding noteworthy items, total other non-interest income6 increased in 2018 and 2017. Noteworthy items decreased other non-interest income in 2018 by $26 million, all of which is included in other revenues and described as follows:

•

The Company’s subsidiary, CIT TRS Funding BV, exercised its option to terminate a financing facility structured as a total return swap (“TRS”) (the “Dutch TRS Facility”) prior to maturity as disclosed in Note 10 – Derivative Financial Instruments, which required a payment of the present value of the remaining facility fee (the “Optional Termination Fee”). The Optional Termination Fee and the reduction of the liability associated with the TRS derivative resulted in net pretax charges for the Company of approximately $69 million in the Corporate segment.

•

Impairment charge of $21 million to reduce the indemnification asset (included in other assets) for the amounts deemed uncollectable within the remaining indemnification period in Consumer Banking. See further disclosure in Note 3 – Loans (Credit Quality Information section).

•	$29 million of income in Consumer Banking related to the Financial Freedom Transaction, primarily a $27 million gain on the sale of the reverse mortgage portfolio.
•	$25 million gain on sale of NACCO in Commercial Banking.
•	An $11 million benefit from a release of a valuation reserve related to AHFS in China within the NSP segment.

Noteworthy items decreased total other non-interest income in 2017 by $6 million, all of which is included in other revenues and as follows:

•

A $29 million benefit in Corporate related to the change in accounting policy for LIHTC from the equity method to the proportional amortization method, which was more than offset in additional tax expense. (See Note 1 — Business and Summary of Significant Accounting Policies)

•

Charges of $27 million, including a $5 million write-down of OREO, a $9 million impairment on reverse mortgage related assets and a $12 million write-down of the reverse mortgage portfolio that was moved to AHFS, all related to the Financial Freedom Transaction in Consumer Banking.

•	Currency translation adjustment (“CTA”) charges of $8 million, previously reflected in stockholders’ equity associated with the liquidation of international entities.

Noteworthy items decreased total other non-interest income in 2016 by $207 million, all of which is included in other revenues and as follows:

•

As discussed in Note 10 – Derivative Financial Instruments, CIT Financial Ltd., a Canadian subsidiary of CIT, exercised its option to terminate a financing facility structured as a TRS (the “Canadian TRS Facility”), which required a payment of the present value of the remaining facility fee, partially offset by the derivative liability benefit from the reversal of mark-to-market charges, which resulted in a net pretax charge of approximately $243 million in Corporate.

•	Gains on the Canada and U.K. portfolio sales of $46 million in NSP.
•	An asset impairment charge of $11 million on assets held for sale and CTA charge of $3 million in NSP.
•	A $5 million gain related to the IndyMac venture in Consumer Banking.

NON-INTEREST EXPENSES

Non-Interest Expense (dollars in millions)

	Years Ended December 31,
	2018	2017	2016
Depreciation on operating lease equipment	$311.1	$296.3	$261.1
Maintenance and other operating lease expenses	230.4	222.9	213.6
Operating expenses:
Compensation and benefits	558.4	566.3	585.5
Technology	131.5	127.9	133.7
Professional fees	82.7	132.3	175.8
Insurance	68.3	84.7	96.5
Net occupancy expense	65.6	67.8	71.9
Advertising and marketing	47.6	42.2	20.5
Other expenses	92.0	89.6	137.8
Operating expenses, excluding restructuring costs and intangible asset amortization	1,046.1	1,110.8	1,221.7
Intangible asset amortization	23.9	24.7	25.6
Restructuring costs	-	53.0	36.2
Operating expenses	1,070.0	1,188.5	1,283.5
Goodwill impairment	-	255.6	354.2
Loss on debt extinguishment and deposit redemptions	38.6	220.0	12.5
Total non-interest expenses	$1,650.1	$2,183.3	$2,124.9
Headcount	3,678	3,909	4,080
Net efficiency ratio(1)	54.6%	56.4%	65.5%
Net efficiency ratio, excluding noteworthy items(1)	54.6%	56.3%	57.6%
(1)

Net efficiency ratio and net efficiency ratio excluding noteworthy items are non-GAAP measurements used by management to measure operating expenses (before restructuring costs and intangible amortization) to the level of total net revenues. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information and description of the calculation.

[6]	Other non-interest income excluding noteworthy items is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

CIT ANNUAL REPORT 2018

Depreciation on Operating Lease Equipment

Depreciation expense is driven by rail equipment and small and large ticket equipment, in the Rail and Business Capital divisions in Commercial Banking, respectively. Depreciation expense is discussed in “Net Finance Revenue,” as it is a component of our NFM. Equipment held for sale also impacts the balance, as depreciation expense is suspended on operating lease equipment once it is transferred to AHFS.

Maintenance and Other Operating Lease Expenses

Maintenance and other operating lease expenses relates to equipment ownership and leasing costs associated with the Rail portfolio and tend to be variable. Rail provides railcars primarily pursuant to full-service lease contracts under which Rail as lessor is responsible for railcar maintenance and repair. The increase in 2018 from 2017 reflected increased volume from remarketing cars and pulling cars from storage and sending them into service. Maintenance expenses on railcars in 2017 increased from 2016 on the growing portfolio, with increased costs associated with end of lease railcar returns and higher Railroad Interchange repair expenses.

Operating Expenses

In 2016, we initiated a plan to reduce expenses and focused on organizational simplification, third-party efficiencies and technology and operational improvements. As a result of these efforts, we met our goal by the end of 2018 to reduce our annual operating expense to our target of $1,050 million (before noteworthy items, restructuring costs and intangible amortization) for 2018, as we continue to right-size the organization. We are targeting an additional reduction of at least $50 million over the next two years, which will be driven primarily by continued organizational efficiencies and digital process automation, along with rationalization of our real estate footprint. This target reduction does not include the impact from changes in lease accounting rules.

Operating expenses reflect the following:

•

Compensation and benefits decreased in 2018 and 2017 reflecting the lower headcount resulting from our strategic initiatives. See Note 19 — Retirement, Postretirement and Other Benefit Plans in Item 8. Financial Statements and Supplementary Data.

•

Technology costs were up in 2018 as we upgraded various systems. Costs in 2017 decreased from 2016 due to the timing of anticipated costs. Technology costs in 2016 related to system upgrades and enhancements incurred to integrate OneWest Bank, charges to write-off certain capitalized IT costs, and the additional regulatory reporting requirements of being considered a SIFI organization at that time.

•

Professional fees included legal and other professional fees, such as tax, audit, and consulting services. In 2017 and 2016, we incurred third-party costs to assist in improving our capital planning and CCAR reporting capabilities. With the change to certain regulations in 2018, as discussed in the Capital Management section of “Capital”, CIT is no longer subject to the same level of regulatory stress testing and capital reporting and planning requirements. The amount in 2016 also reflected costs incurred for various strategic initiatives, consulting services related to strategic reviews of our businesses, and continued OneWest Bank integration costs.

•

Insurance expenses primarily reflect FDIC costs for our deposits. The decrease from 2017 and 2016 reflected lower FDIC costs, due to a decline in the assessment base, changes in the assessment variables related to our loan portfolios and the elimination of the surcharge.

•	Net Occupancy expenses were down from 2017 and 2016 as we continued to streamline our operations and closed 6 bank branches.
•

Advertising and marketing expenses include costs associated with raising deposits and marketing programs. The increase in 2018 and 2017 reflected additional marketing promotions, primarily in Consumer Banking.

•

Restructuring costs reflects various organizational efficiency initiatives. Restructuring costs in 2017 and 2016 primarily reflect strategic initiatives to reduce operating expenses and streamline our operations. The facility exiting activities were minor in comparison. See Note 26 — Severance and Facility Exiting Liabilities for additional information.

•	Intangible asset amortization is disclosed in Note 25 — Goodwill and Intangible Assets, which displays the intangible assets by type and segment, and describes the accounting methodologies.
•

Other expenses include items such as travel and entertainment, office equipment and supplies and taxes (other than income taxes, such as state sales tax, etc.), and from time to time includes settlement agreement costs, including OneWest Bank legacy matters. Other expenses were elevated in 2016, which included $27 million of legacy matters (servicing related contingent obligations and resolution of a pre-acquisition litigation matter) in Consumer Banking.

Our January 1, 2019, adoption of ASU 2016-02, Leases (Topic 842), and subsequent related ASUs, will impact operating expenses in 2019 and thereafter as a result of the following items. Comparative periods prior to 2019 will not be adjusted for these items.

•

On January 1, 2019, we began to record gross operating expenses and other non-interest income for property taxes paid by CIT as lessor that are reimbursed by the lessees. The gross-up will result in annual incremental operating expenses, expected to be between $25 million and $30 million, with a corresponding increase in other non-interest income. The annual impact is dependent on many variables, including, but not limited to, lease portfolio composition, changes in tax rates and tax assessments, and the terms of our contractual arrangements.

•

The new lease guidance has a narrower definition of initial direct costs (“IDC”) that may be capitalized. On January 1, 2019, we began to expense as incurred certain lease origination costs that were previously capitalized. This will result in increased operating expenses, estimated to be between $15 million and $20 million annually, caused by lower IDC deferrals, with a benefit to be recorded to NFR over the life of the lease, as there will be less capitalized costs to amortize. The annual impact is dependent on many variables, including, but not limited to, lease origination activity levels and the amount of origination costs incurred.

CIT ANNUAL REPORT 2018

We do not expect the property tax gross-up or change in IDC accounting to impact the economics and overall profitability of our lease offerings.

As a lessee, we do not expect the impact of the new accounting guidance to have a material impact on our non-interest expenses.

See Note 1 — Business and Summary of Significant Accounting Policies for further additional discussion of the new lease guidance.

Goodwill Impairment

The Company recorded goodwill impairment of $255.6 million in 2017, mostly related to Equipment Finance in the Commercial Banking segment, and impairment of $319.4 million and $34.8 million in the Consumer Banking and Commercial Banking segments, respectively, during 2016.

See Note 25 — Goodwill and Intangible Assets in Item 8. Financial Statements and Supplementary Data and Critical Accounting Estimates further in the MD&A, both of which discuss goodwill impairment testing.

Loss on Debt Extinguishments and Deposit Redemptions

The losses in 2018 and 2017 related to the tender and early redemption of unsecured borrowings. The losses in 2017 were driven by the elevated level of redemptions utilizing funds from the sale of Commercial Air. Loss on debt extinguishments and deposit redemptions in 2016 related to certain secured debt instruments and early redemptions of high-cost brokered deposits.

See the Funding and Liquidity and Note 9 — Borrowings sections for further discussion.

INCOME TAXES

Income Tax Data (dollars in millions)

	Years Ended December 31,
	2018	2017	2016
Provision for income taxes, before noteworthy and tax discrete items	$178.1	$247.9	$259.3
Benefit on noteworthy items and other tax discrete items	(13.2)	(315.7)	(55.8)
Provision (benefit) for income taxes	$164.9	$(67.8)	$203.5
Effective tax rate	25.9%	(35.4)%	NM
Effective tax rate, before noteworthy items and tax discrete items(1)	26.4%	33.6%	40.2%
(1)	Effective tax rate excluding noteworthy items and tax discrete items are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP financial information.

The Company's 2018 income tax expense before noteworthy and tax discrete items is $178.1 million. This compares to an income tax expense before noteworthy and tax discrete items of $247.9 million in 2017 and $259.3 million in 2016. The income tax provision before tax discrete and noteworthy items was lower in the current year, as compared to prior years, primarily driven by lower statutory income tax rates from U.S. tax reform (21% in the current year compared to 35% in the prior years), partially offset by a change in accounting policy for LIHTC investments from the equity method of accounting to the proportional method, and disallowance of FDIC insurance premiums.

The effective tax rate each year is impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances (“VA”), and tax discrete items. The future period’s effective tax rate may vary from the actual year-end 2018 effective tax rate due to the changes in these factors.

Included in the tax benefit on noteworthy and other tax discrete items of $13.2 million for the current year was:

•

$15.2 million deferred income tax benefit recorded resulting from the release of a VA on deferred tax assets established on the capital losses generated in the prior year from an equity investment in a wholly-owned foreign subsidiary,

•	$14.5 million deferred income tax expense resulting from revaluation of U.S. state deferred tax assets and liabilities as a result of state tax rate changes,
•	$6.9 million deferred income tax expense related to the increase to the deferred tax liability on the Company’s investment in NACCO, which was sold in October 2018,
•	$3.2 million deferred income tax benefit (net of reserve of $1.1 million) recorded for credits recognized related to Research and Experimentation Expenses,
•	$1.4 million deferred income tax benefit resulting from favorable audit resolutions with state taxing authorities on prior year U.S. state income tax returns, and
•	$14.8 million income tax benefit on other tax discrete items and noteworthy items remaining as listed in the “Non-GAAP Financial Measurements” section.

Included in the tax benefit on noteworthy and other tax discrete items of $315.7 million for 2017 was:

•

$177.4 million deferred income tax benefit related to the recognition of a $234.2 million deferred tax asset related to an equity investment in a wholly-owned foreign subsidiary, partially offset by a $56.8 million VA,

CIT ANNUAL REPORT 2018

•

$26.6 million income tax expense related to the cumulative effect adjustment for the Company’s election to change the accounting policy for LIHTC investments from the equity method to the proportional amortization method. The total income tax expense of $38.2 million disclosed within Management’s Discussion and Analysis “Non-GAAP Financial Measurements” section and Note 1 includes an $11.6 million tax effect of the $29 million pretax item recorded in other non-interest income,

•

$19.3 million current tax benefit, including interest and penalties, related to legacy OneWest Bank matters, including the release of a tax reserve upon the favorable resolution of an uncertain tax position and recognition of expected tax refunds,

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

•	$0.5 million of miscellaneous other year to date net tax expense items, and
•	$142.7 million tax benefit on the other tax discrete items and noteworthy items remaining as listed in the “Non-GAAP Financial Measurements” section.

Included in the tax benefit on noteworthy and other tax discrete items of $55.8 million for 2016 was:

•

$54.0 million tax expense related to establishment of domestic and international deferred tax liabilities due to Management's decision to no longer assert its intent to indefinitely reinvest its unremitted earnings in Canada,

•	$15.0 million tax expense related to the establishment of VAs against certain international net deferred tax assets due to our international platform rationalizations,
•

$13.9 million tax benefit, including interest and penalties, resulting from resolution of certain tax matters by the tax authorities related to uncertain tax positions taken on certain prior year non-U.S. tax returns,

•	$4.9 million of miscellaneous net tax expense items, and
•	$115.8 million tax benefit on the other tax discrete items and noteworthy items remaining as listed in the “Non-GAAP Financial Measurements” section.

See Note 18 — Income Taxes for additional information.

RESULTS BY BUSINESS SEGMENT

CIT manages its business and reports its financial results in three operating segments, Commercial Banking, Consumer Banking, and Non-Strategic Portfolios, and a non-operating segment, Corporate and Other. See Non-Interest Income, Non-Interest Expenses and Credit Metrics for discussions of consolidated trends on these topics.

See Business Segments in Item 1. Business Overview for more detailed descriptions of each of the business segments and divisions therein, and Note 24 — Business Segment Information.

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

CIT ANNUAL REPORT 2018

Commercial Banking: Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
Earnings Summary	2018	2017	2016
Interest income	$1,333.0	$1,248.0	$1,287.9
Rental income on operating leases	1,009.0	1,007.4	1,020.0
Finance revenue	2,342.0	2,255.4	2,307.9
Interest expense	716.3	517.7	519.1
Depreciation on operating lease equipment	311.1	296.3	261.1
Maintenance and other operating lease expenses	230.4	222.9	213.6
Net finance revenue (NFR)	1,084.2	1,218.5	1,314.1
Provision for credit losses	167.1	88.7	183.1
Other non-interest income	320.8	291.0	293.8
Operating expenses	692.9	691.7	761.6
Goodwill impairment	-	255.6	34.8
Income before income taxes	$545.0	$473.5	$628.4

Select Period End Balance
Loans and leases (includes HFS)	$31,298.3	$31,232.4	$30,406.1
Earning assets (net of credit balances of factoring clients)	29,820.8	30,039.0	29,403.1
Select Average Balances
Average loans (includes HFS, and net of credit balances)	$22,010.2	$21,339.5	$22,165.2
Average operating leases (AOL)* (includes HFS)	7,738.7	7,685.0	7,193.5
Average earning assets (AEA)	30,001.6	29,270.1	29,762.9
Statistical Data
Net finance margin - NFR as a % of AEA	3.61%	4.16%	4.42%
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses*	$467.5	$488.2	$545.3
Operating lease margin as a % of AOL*	6.04%	6.35%	7.59%
Net efficiency ratio	49.0%	45.4%	47.0%
Pretax return on AEA	1.82%	1.62%	2.11%
New business volume	$10,610.9	$8,607.7	$8,216.2

* See discussion below for the impact of suspended depreciation.

Pre-tax earnings in 2018 included a noteworthy item for the gain on sale of NACCO of $25 million; both 2018 and 2017 included a noteworthy item for the benefit from the suspension of depreciation expense on operating lease equipment held for sale related to NACCO of $27 million and $17 million, respectively, while 2017 and 2016 included goodwill impairment charges of $256 million and $35 million, respectively. Excluding noteworthy items, pre-tax earnings were $493 million, $712 million and $663 million in 2018, 2017 and 2016, respectively, reflecting lower NFR in 2018, and higher credit costs compared to 2017.

AEA consisted primarily of loans and leases. AEA was up from 2017, mostly reflecting growth in Business Capital and Commercial Finance and partially offset by a decline in Real Estate Finance. Rail AEA was flat as new business volume was essentially offset by the sale of NACCO in October 2018, which consisted of approximately $1.2 billion of leases and loans in AHFS, including approximately 15,000 railcars. The modest AEA decrease in 2017 from 2016 reflected declines in the Commercial Finance division, partially offset by increases in the other divisions.

Compared to 2017, new business volume increased, with strong growth in all divisions except Rail. New business volume in 2017 was up from 2016, as increases in Commercial Finance and Real Estate Finance offset declines in Rail and the Equipment Finance businesses in Business Capital.

Rail serves over 500 customers, including all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately USD $450 million and greater), other railroads and non-rail companies, such as shippers and power and energy companies. Our rail portfolio included approximately 116,000 railcars at December 31, 2018, and we had approximately 2,700 railcars on order from manufacturers that had deliveries scheduled into 2020. See Note 20 — Commitments for railcar manufacturer commitment data and Concentrations for detail on the operating lease fleet.

Trends included the following:

•

NFR in 2018 was down from 2017, reflecting pressure on rental income, as noted below, higher interest expense and lower PAA, partially offset by the growth in AEA and an increase in interest income from higher interest rates on floating rate earning assets. NFR in 2017 decreased from 2016, reflecting lower AEA and PAA, partially offset by the benefits from interest rate increases on the floating rate portfolios and $17 million of suspended depreciation on rail assets held for sale.

•

NFM decreased compared to 2017 due to the mentioned decreases in NFR. Pressure on NFM was also driven by continued lower lease renewal rates on our rail portfolio, as discussed below and in the Net Finance Revenue section earlier in the MD&A. NFM in 2017 declined from 2016, driven by the NFR declines discussed above.

CIT ANNUAL REPORT 2018

•

PAA totaled $33 million in 2018, essentially all of which benefited interest income, compared to $88 million in 2017 and $150 million in 2016. PAA that was accelerated, for instance due to sale or prepayment, totaled $13 million in 2018, $44 million in 2017, and $66 million in 2016. See Purchase Accounting Accretion table in Net Finance Revenue section for amounts of PAA by division.

•

Gross yields (interest income plus rental income on operating leases as a % of AEA) in 2018 were up from 2017, while down slightly from 2016. See Select Segment and Division Margin Metrics table and discussion that follows that table in Net Finance Revenue section for gross yields by division.

•

Net operating lease revenue, which is a component of NFR, is driven primarily by the performance of our rail portfolio. Rail’s net rental income was down from 2017, reflecting renewal rates that continue to price lower due to excess capacity in the market, partially offset by the improvement in railcar utilization. See the Net Finance Revenue section for further discussion related to our operating lease portfolio.

Consumer Banking

Consumer Banking includes Retail Banking, Consumer Lending, and SBA Lending, which are grouped together for purposes of discussion as Other Consumer Banking, and LCM. Revenue is generated from interest earned on residential mortgages, and small business loans, and from fees for banking services.

Consumer Banking: Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
Earnings Summary	2018	2017	2016
Interest income	$338.9	$378.1	$420.8
Interest (benefit) expense	(143.5)	(51.8)	10.2
Net finance revenue (NFR)	482.4	429.9	410.6
Provision for credit losses	3.9	25.9	11.7
Other non-interest income	35.0	4.1	40.0
Operating expenses	369.3	401.5	380.9
Goodwill impairment	-	-	319.4
Income (loss) before income taxes	$144.2	$6.6	$(261.4)
Select Period End Balance
Earning assets	$6,558.0	$6,962.6	$7,383.2
Loans (includes HFS)	6,535.9	6,820.2	7,041.8
Deposits	26,052.4	23,421.8	22,542.2
Select Average Balances
Average loans (includes HFS)	$6,595.3	$6,812.3	$7,153.5
Average earning assets (AEA)	6,680.7	7,054.0	7,527.4
Statistical Data
Net finance margin - NFR as a % of AEA	7.22%	6.09%	5.45%
Net efficiency ratio	67.8%	88.3%	80.4%
Pretax return on AEA	2.16%	0.09%	(3.47)%
New business volume	$1,611.7	$949.4	$960.5

Pre-tax earnings in each of the years included noteworthy items. Pretax results for 2018 included a net benefit of $8 million in non-interest income, comprised of a $29 million benefit related primarily to the net gain on the sale of the reverse mortgage portfolio related to the Financial Freedom Transaction, partially offset by a $21 million valuation write-down to the indemnification asset for the amounts deemed uncollectable within the remaining indemnification period for certain covered loans in our LCM portfolio (see Note 2 — Discontinued Operations and Note 3 — Loans). Pretax results for 2017 were impacted by $42 million of aggregate charges related to the Financial Freedom Transaction ($27 million charge in non-interest income on reverse mortgage related assets and $15 million of charge-offs in the provision for credit losses related to the transfer of the reverse mortgage portfolio to AHFS). Pretax results for 2016 reflected a $319 million goodwill impairment charge, a $27 million charge in operating expenses from the resolution of legacy items assumed with the OneWest Transaction (servicing-related contingent reserves and resolution of a pre-acquisition litigation matter) and a $5 million gain in other non-interest income due to the sale of loans related to the IndyMac Venture. Excluding noteworthy items, pre-tax earnings were $136 million, compared to $49 million in 2017 and $80 million in 2016. Pre-tax earnings excluding noteworthy items were up from 2017, as the increase in interest benefit received from other segments for the value of excess deposits this segment generated and lower operating expenses offset lower income following the sale of our reverse mortgage portfolio.

AEA was down compared to 2017 and 2016. The run-off of the LCM portfolio, a decline in the indemnification asset (due to the reduction in the related estimated contingent liabilities from servicing activities to zero and an impairment charge), and the sale of the reverse mortgage portfolio, comprised of loans and related OREO assets of $884 million, were partially offset by new business volume in the Other Consumer Banking division. Average loan growth in Other Consumer Banking was primarily driven by increases in residential mortgage lending in the retail and correspondent origination channels. LCM made up $3.4 billion of the current average balance, with a significant portion covered by the loss sharing agreement with the FDIC related to IndyMac assets. The indemnification period under the IndyMac loss share agreement ends in March 2019, the benefit of which is recorded as an indemnification asset. See Note 2 — Discontinued Operations and Note 3 – Loans.

Deposits, which include deposits from the branch and online channels, increased from 2017 and 2016, driven by an increase in savings and online money market accounts, partially offset by a decrease in interest-bearing checking accounts.

CIT ANNUAL REPORT 2018

Trends included the following:

•

NFR increased from 2017, due to an increase in interest benefit described above, partially offset by the decline in interest income due to the sale of the reverse mortgage portfolio, lower PAA as assets mature and run-off of the LCM portfolio. NFR increased from 2016 to 2017 as the larger benefit from the value of the excess deposits generated offset the higher negative amortization on the indemnification asset that reduced interest income on loans and lower PAA on loans. NFM reflected similar trends. There was $46 million (including accelerated PAA of $12 million) of net PAA (PAA less amounts of negative interest on the indemnification asset) in 2018, compared to $73 million (including accelerated PAA of $14 million) in 2017 and $114 million (including accelerated PAA of $14 million) in 2016.

Non-Strategic Portfolios (NSP)

NSP consists of businesses and portfolios that we no longer consider strategic.

Non-Strategic Portfolios: Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
Earnings Summary	2018	2017	2016
Interest income	$6.8	$22.9	$80.8
Rental income on operating leases	-	-	11.6
Finance revenue	6.8	22.9	92.4
Interest expense	4.3	15.2	47.2
Net finance revenue (NFR)	2.5	7.7	45.2
Benefit for credit losses	-	-	(0.1)
Other non-interest income	17.5	3.1	52.1
Operating expenses	7.8	12.7	42.2
Income (loss) before income taxes	$12.2	$(1.9)	$55.2
Select Period End Balance
Earning assets	$99.1	$145.3	$433.4
Loans and leases (includes HFS)	20.2	63.3	210.1
Select Average Balances
Average earning assets (AEA)	$112.3	$277.0	$1,175.6
Average loans (includes HFS)	39.3	129.8	903.5
Statistical Data
Net finance margin — NFR as a % of AEA	2.23%	2.78%	3.84%
Pretax return on AEA	10.86%	(0.69)%	4.70%

Income before income taxes for each year includes noteworthy items as we executed on our plan to exit international platforms. 2018 reflects an $11 million reversal of a valuation reserve in other non-interest income due to an increase in fair value of certain assets held for sale in China. In 2017, the loss before income taxes included an $8 million CTA charge in other non-interest income related to the exit of international businesses. The 2016 results included a $22 million gain from the sale of the Canadian Equipment and Corporate Finance businesses in 2016, plus a gain of $24 million from the sale of the U.K. Equipment Finance business, partially offset by $14 million of impairment and CTA charges. Excluding these noteworthy items, pre-tax earnings were $2 million, compared to $6 million in 2017 and $23 million in 2016.

The loans and leases at December 31, 2018 were all in China.

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate and Other. Some of the more significant and recurring items include interest income on investment securities, a portion of interest expense primarily related to corporate funding costs, mark-to-market adjustments on non-qualifying derivatives and BOLI (other non-interest income), restructuring charges, as well as certain unallocated costs and intangible assets amortization expenses (operating expenses) and loss on debt extinguishments.

Corporate and Other: Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
Earnings Summary	2018	2017	2016
Interest income	$211.7	$186.6	$122.0
Interest expense	238.0	236.6	176.7
Net finance revenue (NFR)	(26.3)	(50.0)	(54.7)
Other non-interest income	0.5	66.0	(235.3)
Operating expenses, including gain (loss) on debt extinguishment	38.6	302.6	111.3
Loss before income taxes	$(64.4)	$(286.6)	$(401.3)
Select Balances
Earning assets (end of period)	$7,943.5	$7,702.8	$9,587.2
Average earning assets	8,419.8	10,251.0	9,198.2

CIT ANNUAL REPORT 2018

Noteworthy items decreased pre-tax income by $107 million, $256 million and $280 million for 2018, 2017 and 2016, respectively. Noteworthy items included loss on debt extinguishments in each of the periods. Noteworthy items in 2018 and 2016 included charges related to the termination of TRSs of $69 million and $243 million, respectively.  See also Note 10 – Derivative Financial Instruments for a discussion on the terminations of the TRS facilities. 2017 and 2016 included restructuring charges, and 2017 also included interest expense partially offset by interest income, related to the timing of debt repayments and the elevated cash balances from the Commercial Air sale and the related liability management and capital actions. Noteworthy items are listed in the Non-GAAP Financial Measurements section.

Excluding noteworthy items, there was a pre-tax income of $43 million, compared to pre-tax losses of $30 million and $122 million for 2018, 2017 and 2016, respectively.

LOANS AND LEASES

The following table presents our period end loans and leases by segment.

Loans and Leases Composition (dollars in millions)

	December 31,
	2018	2017	2016	$ Change 2018 vs 2017	$ Change 2017 vs 2016
Commercial Banking
Commercial Finance
Loans	$10,478.5	$9,928.8	$9,923.9	$549.7	$4.9
Assets held for sale	9.7	123.5	351.4	(113.8)	(227.9)
Total loans and leases	10,488.2	10,052.3	10,275.3	435.9	(223.0)
Real Estate Finance
Loans	5,399.7	5,567.9	5,566.6	(168.2)	1.3
Assets held for sale	45.7	22.3	-	23.4	22.3
Total loans and leases	5,445.4	5,590.2	5,566.6	(144.8)	23.6
Business Capital
Loans	8,301.5	7,579.8	6,968.1	721.7	611.7
Operating lease equipment, net	549.1	478.0	369.0	71.1	109.0
Assets held for sale	8.9	-	6.0	8.9	(6.0)
Total loans and leases	8,859.5	8,057.8	7,343.1	801.7	714.7
Rail
Loans	83.7	82.8	103.7	0.9	(20.9)
Operating lease equipment, net	6,421.5	6,260.9	7,117.1	160.6	(856.2)
Assets held for sale	-	1,188.4	0.3	(1,188.4)	1,188.1
Total loans and leases	6,505.2	7,532.1	7,221.1	(1,026.9)	311.0
Total Segment - Commercial Banking
Loans	24,263.4	23,159.3	22,562.3	1,104.1	597.0
Operating lease equipment, net	6,970.6	6,738.9	7,486.1	231.7	(747.2)
Assets held for sale	64.3	1,334.2	357.7	(1,269.9)	976.5
Total loans and leases	31,298.3	31,232.4	30,406.1	65.9	826.3
Consumer Banking
Legacy Consumer Mortgages
Loans	2,787.5	3,331.1	4,829.9	(543.6)	(1,498.8)
Assets held for sale	-	861.0	32.8	(861.0)	828.2
Total loans and leases	2,787.5	4,192.1	4,862.7	(1,404.6)	(670.6)
Other Consumer Banking
Loans	3,744.5	2,623.5	2,143.7	1,121.0	479.8
Assets held for sale	3.9	4.6	35.4	(0.7)	(30.8)
Total loans and leases	3,748.4	2,628.1	2,179.1	1,120.3	449.0
Total Segment - Consumer Banking
Loans	6,532.0	5,954.6	6,973.6	577.4	(1,019.0)
Assets held for sale	3.9	865.6	68.2	(861.7)	797.4
Total loans and leases	6,535.9	6,820.2	7,041.8	(284.3)	(221.6)
Non-Strategic Portfolios
Assets held for sale	20.2	63.3	210.1	(43.1)	(146.8)
Total loans and leases	20.2	63.3	210.1	(43.1)	(146.8)
Total Loans	30,795.4	29,113.9	29,535.9	1,681.5	(422.0)
Total operating lease equipment, net	6,970.6	6,738.9	7,486.1	231.7	(747.2)
Total assets held for sale	88.4	2,263.1	636.0	(2,174.7)	1,627.1
Total loans and leases	$37,854.4	$38,115.9	$37,658.0	$(261.5)	$457.9

CIT ANNUAL REPORT 2018

Total loans and leases were down 0.7% in 2018 from the previous year. Commercial Banking loans and leases were up slightly, driven by growth in Business Capital and Commercial Finance, partially offset by declines in Rail and Real Estate Finance. Rail loans and leases were down due to the sale of NACCO ($1.2 billion of loans and leases). Loans and leases in Consumer Banking were down due to the run-off of the LCM portfolio and the sale of the reverse mortgage portfolio related to the Financial Freedom Transaction, partially offset by new business volume in the Other Consumer Banking division.

Total loans and leases were up 1.2% in 2017 from 2016. Growth in Commercial Banking was led by Business Capital, as factoring receivables were up, as well as the equipment financing portfolios in this division. New originations in Consumer Banking partially offset run-off of LCM, which included the reverse mortgage portfolio that was transferred to HFS in 2017. The 2017 increase in AHFS from 2016 reflects the additions of the European rail assets and the reverse mortgage loan portfolio in LCM.

Total loans and leases trends are discussed in the respective segment descriptions in the prior section, “Results by Business Segment.”

The following table reflects the contractual maturities of our loans, which excludes certain items such as purchase accounting adjustments, unearned income and other yield-related fees.

Contractual Maturities of Loans at December 31, 2018 (dollars in millions)

	Commercial		Consumer
Fixed-rate	U.S.	Foreign	U.S.	Total
1 year or less	$4,257.4	$141.4	$88.7	$4,487.5
Year 2	1,407.2	44.4	78.7	1,530.3
Year 3	1,085.7	132.9	81.8	1,300.4
Year 4	687.7	11.0	84.7	783.4
Year 5	390.9	92.0	88.0	570.9
2-5 years	3,571.5	280.3	333.2	4,185.0
After 5 years	486.0	174.5	3,323.8	3,984.3
Total fixed-rate	8,314.9	596.2	3,745.7	12,656.8
Adjustable-rate
1 year or less	2,492.3	109.7	74.5	2,676.5
Year 2	2,344.4	154.8	67.6	2,566.8
Year 3	2,254.4	180.9	69.9	2,505.2
Year 4	2,405.9	184.5	73.8	2,664.2
Year 5	2,359.5	190.1	79.3	2,628.9
2-5 years	9,364.2	710.3	290.6	10,365.1
After 5 years	3,066.3	115.2	2,774.9	5,956.4
Total adjustable-rate	14,922.8	935.2	3,140.0	18,998.0
Total	$23,237.7	$1,531.4	$6,885.7	$31,654.8

CIT ANNUAL REPORT 2018

The following table presents the changes to our total loans and leases:

Changes in Loans and Leases (dollars in millions)

	Commercial Banking	Consumer Banking	Non-Strategic Portfolio	Total
Balance at December 31, 2015	$30,619.2	$7,231.4	$1,577.5	$39,428.1
New business volume	8,216.2	960.5	151.1	9,327.8
Loan and portfolio sales	(484.2)	(87.7)	(717.3)	(1,289.2)
Equipment sales	(258.5)	-	(85.6)	(344.1)
Depreciation	(261.1)	-	-	(261.1)
Gross charge-offs	(133.8)	(2.8)	-	(136.6)
Collections and other	(7,291.7)	(1,059.6)	(715.6)	(9,066.9)
Balance at December 31, 2016	30,406.1	7,041.8	210.1	37,658.0
New business volume	8,607.7	949.4	-	9,557.1
Loan and portfolio sales	(310.1)	(128.4)	(0.6)	(439.1)
Equipment sales	(179.2)	-	(39.8)	(219.0)
Depreciation	(296.3)	-	-	(296.3)
Gross charge-offs	(115.2)	(22.5)	-	(137.7)
Collections and other	(6,880.6)	(1,020.1)	(106.4)	(8,007.1)
Balance at December 31, 2017	31,232.4	6,820.2	63.3	38,115.9
New business volume	10,610.9	1,611.7	-	12,222.6
Loan and portfolio sales	(384.0)	(956.1)	-	(1,340.1)
Equipment sales	(244.2)	-	(6.0)	(250.2)
Sale of NACCO	(1,214.5)	-	-	(1,214.5)
Depreciation	(311.1)	-	-	(311.1)
Gross charge-offs	(138.7)	(4.1)	-	(142.8)
Collections and other	(8,252.5)	(935.8)	(37.1)	(9,225.4)
Balance at December 31, 2018	$31,298.3	$6,535.9	$20.2	$37,854.4

Portfolio activities are discussed in the respective segment descriptions in “Results by Business Segment”.

CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer loans and leases by geographical regions:

Total Loans and Leases by Geographic Region (dollars in millions)

	December 31, 2018		December 31, 2017		December 31, 2016
West	$12,348.9	32.6%	$12,009.8	31.5%	$11,858.7	31.5%
Northeast	9,196.0	24.3%	9,658.7	25.3%	9,766.0	25.9%
Midwest	4,972.8	13.1%	4,641.1	12.2%	4,241.9	11.3%
Southwest	4,838.5	12.8%	4,063.5	10.7%	4,112.8	10.9%
Southeast	3,590.0	9.5%	3,346.0	8.8%	3,299.5	8.8%
Total U.S.	34,946.2	92.3%	33,719.1	88.5%	33,278.9	88.4%
Canada	1,341.1	3.5%	1,326.4	3.4%	1,199.8	3.2%
Asia / Pacific	478.2	1.3%	720.8	1.9%	1,100.1	2.9%
Europe	383.8	1.0%	1,444.1	3.8%	1,154.5	3.1%
All other countries	705.1	1.9%	905.5	2.4%	924.7	2.4%
Total	$37,854.4	100.0%	$38,115.9	100.0%	$37,658.0	100.0%

Ten Largest Accounts

Our ten largest loan and lease accounts, primarily lessors of rail assets and factoring clients, in the aggregate represented 4.6% of our total loans and leases at December 31, 2018 (the largest account was less than 1.0%).

The ten largest loan and lease accounts were 4.4% and 4.2% of total loans and leases at December 31, 2017 and 2016, respectively.

CIT ANNUAL REPORT 2018

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial loans and leases by obligor geography:

Commercial Loans and Leases by Obligor - Geographic Region (dollars in millions)

	December 31, 2018		December 31, 2017		December 31, 2016
Northeast	$8,471.3	26.7%	$8,646.1	27.3%	$8,643.0	27.9%
West	7,676.0	24.1%	7,349.9	23.2%	7,168.7	23.1%
Midwest	4,810.8	15.1%	4,448.7	14.0%	4,027.8	13.0%
Southwest	4,750.1	14.9%	3,970.2	12.5%	4,016.7	12.9%
Southeast	3,213.7	10.1%	2,902.5	9.2%	2,789.3	9.0%
Total U.S.	28,921.9	90.9%	27,317.4	86.2%	26,645.5	85.9%
Canada	1,341.1	4.2%	1,326.4	4.2%	1,199.8	3.9%
Asia / Pacific	478.2	1.5%	720.8	2.2%	1,100.1	3.5%
Europe	383.8	1.2%	1,444.1	4.5%	1,154.5	3.7%
All other countries	705.1	2.2%	905.5	2.9%	924.7	3.0%
Total	$31,830.1	100.0%	$31,714.2	100.0%	$31,024.6	100.0%

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our loans and leases:

Commercial Loans and Leases by Obligor - State and Country (dollars in millions)

	December 31, 2018		December 31, 2017		December 31, 2016
State
California	$5,515.7	17.3%	$5,430.5	17.1%	$5,220.8	16.8%
Texas	3,889.9	12.2%	3,223.7	10.2%	3,296.3	10.6%
New York	3,273.6	10.3%	3,195.7	10.1%	3,084.0	10.0%
All other states	16,242.7	51.1%	15,467.5	48.8%	15,044.4	48.5%
Total U.S.	28,921.9	90.9%	27,317.4	86.2%	26,645.5	85.9%
Country
Canada	1,341.1	4.2%	1,326.4	4.2%	1,199.8	3.9%
Marshall Islands	330.5	1.0%	442.5	1.4%	632.2	2.0%
All other countries	1,236.6	3.9%	2,627.9	8.2%	2,547.1	8.2%
Total International	$2,908.2	9.1%	$4,396.8	13.8%	$4,379.1	14.1%

Cross-Border Transactions

Cross-border transactions reflect monetary claims on borrowers domiciled in foreign countries and primarily include cash deposited with foreign banks and receivables from residents of a foreign country.  At December 31, 2018, there were no cross-border transactions with borrowers in any country greater than 0.75% of total assets.  At December 31, 2017, amounts in excess of 0.75% were in the Marshall Islands $502 million or 1.0%.  At December 31, 2016, amounts in excess of 0.75% were in Marshall Islands $667 million or 1.0% and France $1.1 billion or 1.7%.

CIT ANNUAL REPORT 2018

Industry Concentrations

The following table represents loans and leases by industry of obligor:

Commercial Loans and Leases by Obligor - Industry (dollars in millions)

	December 31, 2018		December 31, 2017		December 31, 2016
Real Estate	$5,234.6	16.4%	$5,224.8	16.5%	$4,988.5	16.1%
Manufacturing(1)	4,819.4	15.1%	4,729.8	14.9%	4,478.7	14.4%
Retail(2)	2,667.9	8.4%	2,531.2	8.0%	2,296.3	7.4%
Energy and utilities	2,404.1	7.6%	2,253.3	7.1%	2,224.4	7.2%
Wholesale	1,960.9	6.2%	2,343.7	7.4%	2,178.2	7.0%
Business Services	1,701.0	5.3%	1,559.0	4.9%	1,424.0	4.6%
Healthcare	1,556.4	4.9%	1,458.0	4.6%	1,325.3	4.3%
Oil and gas extraction / services	1,498.6	4.7%	1,437.6	4.5%	1,516.7	4.9%
Service industries	1,483.3	4.7%	1,464.5	4.6%	1,533.7	4.9%
Rail	1,450.1	4.6%	1,916.7	6.1%	2,088.5	6.7%
Finance and insurance	1,383.7	4.3%	1,183.8	3.7%	698.6	2.3%
Maritime	1,127.5	3.5%	1,341.8	4.2%	1,660.2	5.4%
Transportation	860.2	2.7%	810.7	2.6%	809.5	2.6%
Other (no industry greater than 2%)	3,682.4	11.6%	3,459.3	10.9%	3,802.0	12.2%
Total	$31,830.1	100.0%	$31,714.2	100.0%	$31,024.6	100.0%
(1)	At December 31, 2018, includes manufacturers of chemicals, including pharmaceuticals (4.0%), petroleum and coal, including refining (3.0%), stone, clay, glass and concrete (1.5%) and food (1.2%).
(2)	At December 31, 2018, includes retailers of general merchandise (3.3%), food and beverage providers (1.9%) and miscellaneous (1.0%).

Operating Lease Equipment — Rail

At December 31, 2018 our total operating lease fleet consisted of approximately 116,000 railcars. The following table reflects the proportion of railcars by type. Approximately 29,000 leased rail assets are scheduled to expire in 2019. We also have commitments to purchase approximately 2,700 railcars, primarily freight cars, as disclosed in Item 8. Financial Statements and Supplementary Data, Note 20 — Commitments.

Operating lease Railcar Portfolio by Type

Railcar Type	Total Owned Fleet (%)
Covered Hoppers	41
Tank Cars	26
Mill/Coil Gondolas	9
Coal	9
Boxcars	7
Flatcars	4
Other	4
Total	100

The Rail division included approximately 31,000 tank cars. The fleet has approximately 24,000 tank cars used in the transport of crude oil, ethanol and other flammable liquids (collectively, "Flammable Liquids"). Of the 24,000 Flammable Liquids tank cars, approximately 8,000 tank cars are leased directly to railroads and other diversified shippers for the transportation of crude by rail. The fleet also contains approximately 9,000 sand cars (covered hoppers) leased to customers to support crude oil and natural gas production.

On May 1, 2015, the U.S. Pipeline and Hazardous Materials Safety Administration ("PHMSA") and Transport Canada ("TC") each released their final rules for transportation of Flammable Liquids. On December 4, 2015, the Fixing America's Surface Transportation Act ("FAST Act") was signed into law, which, among other things, modified certain aspects of the PHMSA’s final rules for transportation of Flammable Liquids. These regulations applied to tank cars transporting Flammable Liquids, established enhanced DOT Specification 117 design and performance criteria applicable to tank cars constructed after October 1, 2015, and required retrofitting existing tank cars in accordance with DOT-prescribed retrofit design or performance standard.  These regulations also require certain new tank cars to be equipped with "thermal blankets", mandate that all legacy DOT-111 tank cars in Flammable Liquids service (including those used in “High Hazzard Flammable Trains”) be upgraded to the new retrofit standard, and set minimum requirements for the protection of certain valves. These regulations also require reporting on the industry-wide progress and capacity to modify DOT-111 tank cars.

Based on our analysis of the PHMSA’s final rules, as modified by the FAST Act, our current Flammable Liquids tank car fleet will require modification with the vast majority due by 2020 or later. Of the 24,000 tank cars, approximately 5,000 of the cars have already been modified to be compliant with the PHMSA’s final rules, approximately 15,000 more will be modified, and the remaining tank cars do not require modification. The cost of retrofitting is capitalized and amortized over the life of the car.

CIT ANNUAL REPORT 2018

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer loans, including PCI loans and loans held for sale. PCI loans and LTV ratios are discussed in Note 3 — Loans.

Consumer Loans (dollars in millions)

	December 31, 2018		December 31, 2017		December 31, 2016
	Net Investment	% of Total	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$5,933.9	98.5%	$5,390.3	84.2%	$5,501.6	82.9%
Home equity lines of credit	89.5	1.5%	149.6	2.4%	237.1	3.6%
Reverse mortgage (1)	—	—%	861.0	13.4%	891.8	13.5%
Other consumer	0.9	—%	0.8	—%	2.9	—%
Total loans	$6,024.3	100.0%	$6,401.7	100.0%	$6,633.4	100.0%
(1)	The decline in reverse mortgages reflects the sale of that portfolio in 2018.

Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes the carrying value of consumer loans, with concentrations in the top three states based upon property address.

Consumer Loans Geographic Concentrations (dollars in millions)

	December 31, 2018		December 31, 2017		December 31, 2016
	Net Investment	% of Total	Net Investment	% of Total	Net Investment	% of Total
California	$4,237.6	70.3%	$4,230.7	66.1%	$4,217.0	63.6%
New York	290.8	4.8%	479.8	7.5%	524.0	7.9%
Florida	168.0	2.8%	250.6	3.9%	282.7	4.3%
Other States and Territories(1)	1,327.9	22.1%	1,440.6	22.5%	1,609.7	24.2%
	$6,024.3	100.0%	$6,401.7	100.0%	$6,633.4	100.0%
(1)	No state or territory has a total in excess of 2%.

FUNDING AND LIQUIDITY

CIT actively manages its liquidity and monitors liquidity risk metrics. CIT maintains appropriate amounts of liquidity and access to contingent sources of liquidity to meet its obligations including in periods of stress. Primary sources of available liquidity include cash, investment securities and credit facilities, as discussed below.

Cash

Cash totaled $1.8 billion at December 31, 2018, compared to $1.7 billion at December 31, 2017, and $6.4 billion at December 31, 2016. Cash at December 31, 2018 consisted of nearly $1.4 billion at CIT Bank and $0.4 billion related to the BHC and other non-bank subsidiaries. The lower balance in 2017 compared to 2016 reflected cash used for the early retirement of unsecured debt, repurchases of CIT common stock, purchases of investment securities, which are an alternative source of liquidity, and purchases of BOLI.

Investment Securities

Investment securities consist primarily of High Quality Liquid Asset (“HQLA”) fixed income debt securities and totaled $6.2 billion at December 31, 2018, compared to $6.5 billion at December 31, 2017 and $4.5 billion at December 31, 2016. In addition, we have $400 million of securities purchased under agreement to resell, up from $150 million at December 31, 2017. See Note 6 — Investment Securities for additional information on types of investment securities.

Liquidity Monitoring

The Basel III Rule requires banks and BHCs to measure their liquidity against specific liquidity tests. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario. Changes in regulatory reporting requirements resulted in CIT no longer being subject to the liquidity risk measurement regulations. The Company continues to maintain prudent liquidity management and calculates liquidity stress metrics as part of its risk management.

CIT ANNUAL REPORT 2018

Funding Sources

Funding sources consist of deposits and borrowings. The period end deposits to total funding ratio increased to 79% at December 31, 2018 from 77% at December 31, 2017. Unsecured borrowings were 10% at both December 31, 2018 and  December 31, 2017. Secured borrowings decreased to 11% from 13% at December 31, 2017.

See Net Finance Revenue section for a tabular presentation of our average funding mix for the years ended December 31, 2018, 2017 and 2016.

Deposits

CIT offers its deposits through various channels. The period end balances are as follows:

Deposits by Channel (dollars in millions)

	2018		2017		2016
	Total	Percent of Total	Total	Percent of Total	Total	Percent of Total
Online	$14,688.4	47%	$11,756.6	40%	$10,272.4	32%
Branch	11,364.0	36%	11,665.2	39%	12,269.7	38%
Brokered / other channel	3,108.8	10%	3,618.3	12%	5,807.4	18%
Commercial	2,078.3	7%	2,529.2	9%	3,954.8	12%
Total	$31,239.5	100%	$29,569.3	100%	$32,304.3	100%

The following table details our period end deposit balances by type:

Deposits (dollars in millions)

	2018		2017		2016
	Total	Percent of Total	Total	Percent of Total	Total	Percent of Total
Checking and Savings:
Non-interest bearing checking	$1,521.2	5%	$1,352.0	5%	$1,255.6	4%
Interest bearing checking	1,553.3	5%	2,653.3	9%	3,251.8	10%
Other money market / sweeps	4,989.6	16%	5,075.5	17%	6,593.3	20%
Savings and online money market accounts	8,957.6	29%	5,986.7	20%	4,303.0	13%
Time deposits	14,065.7	45%	14,343.8	49%	16,729.0	52%
Other	152.1	0%	158.0	0%	171.6	1%
Total deposits	$31,239.5	100%	$29,569.3	100%	$32,304.3	100%

CIT Bank, N.A. offers a full suite of deposit offerings to its commercial and consumer customers through a network of over 60 branches in Southern California and a national online platform. During 2018, we executed on our plan to grow the online channel and we grew our non-maturity deposits in conjunction with our strategy to optimize deposit costs while working within our risk management discipline. Deposits increased, as growth in the online channel more than offset the decline in higher-cost deposits in the brokered channel and higher beta deposits in the commercial channel. During 2017, we shifted the mix of our deposits. Deposits declined during 2017 compared to 2016, as the decline in longer duration time deposits and higher cost brokered deposits, as well as a reduction of certain higher beta deposits in the commercial channel was partially offset by an increase in High Yield Savings Accounts and online money market accounts. See Net Finance Revenue section for discussion on average balances and rates.

Borrowings

Borrowings consist of senior unsecured notes, subordinated unsecured notes and secured borrowings (structured financings and FHLB advances), all of which totaled $8.1 billion in aggregate at December 31, 2018, down from $9.0 billion at December 31, 2017, reflecting lower structured financings and unsecured borrowings. The weighted average coupon rate of borrowings at December 31, 2018, was 3.92%, up from 3.30% at December 31, 2017, reflecting the issuance of subordinated unsecured debt and a higher rate environment, and down from 4.20% at December 31, 2016.

Periodically, based on market conditions and other factors, and subject to compliance with applicable laws and regulations and the terms of our existing indebtedness, including the Revolving Credit Facility and secured and unsecured borrowings, we may repay, repurchase, exchange or redeem outstanding indebtedness, or otherwise enter into transactions regarding our debt or capital structure. For example, we periodically evaluate and may engage in liability management transactions, including repurchases or redemptions of outstanding senior unsecured notes funded by the issuance of, or exchanges of, newly issued unsecured borrowings, as we seek to mitigate refinancing risk by actively managing our debt maturity profile and interest cost. In Note 9 — Borrowings we discuss the redemption of the Railcar Securitization in October of 2018, and redemptions of senior unsecured notes in 2018. In Note 10 — Derivative Financial Instruments we summarized events that included the termination of the Dutch TRS Facility on November 2, 2018.

CIT ANNUAL REPORT 2018

Unsecured Borrowings

Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility.  As of December 31, 2018, the Company was in compliance with the minimum guarantor asset coverage ratio and the minimum Tier 1 Capital requirement. See Note 9 — Borrowings for more information on the facility. As discussed in Note 29 — Subsequent Events, we renewed the Revolving Credit Facility in February 2019.

Senior Unsecured Notes and Subordinated Unsecured Notes

At December 31, 2018, the weighted average coupon rate of our unsecured senior and subordinated notes was 5.02%, up from 4.81% at December 31, 2017. During this period, we extended the weighted average maturity profile of the combined unsecured senior and subordinated notes to 5.0 years at December 31, 2018 from 3.5 years at December 31, 2017.

Senior Unsecured Notes

At December 31, 2018, senior unsecured notes outstanding totaled $3.4 billion and the weighted average coupon rate was 4.89%. The reduction during 2018 in the outstanding balance related to $1.8 billion of debt redemptions and repurchases, partially offset by $1.5 billion of debt issuance.  At December 31, 2017, senior unsecured borrowings outstanding totaled $3.7 billion and the weighted average coupon rate was 4.81%, down from $10.6 billion and 5.03%, as of December 31, 2016. The reduction during 2017 in the outstanding balance related to the tender for and repayment of approximately $6.9 billion of unsecured borrowings in 2017, which had an average coupon rate of 5.15%.

The following table presents the significant activity of our senior unsecured notes in 2018 and 2017. Amounts reflect par value.

Senior Unsecured Notes Activity in 2018 (dollars in millions)

	Principal
	Repayments	Issuance	Rate
Senior unsecured due March 2021		$500.0	4.125%
Senior unsecured due February 2024		500.0	4.750%
Senior unsecured due March 2025		500.0	5.250%
		$1,500.0
Senior unsecured due February 2019	$1,000.0		3.875%
Senior unsecured due February 2019	383.0		5.500%
Senior unsecured due May 2020	435.6		5.375%
Senior unsecured due August 2022	3.0		5.000%
	$1,821.6

Senior Unsecured Notes Activity in 2017 (dollars in millions)

	Principal Repayments	Rate
Senior unsecured due August 2017	$1,725.8	4.250%
Senior unsecured due March 2018	1,465.0	5.250%
Series C unsecured Notes due April 2018	695.0	6.625%
Senior unsecured due May 2018	955.9	5.000%
Series C unsecured Notes due February 2019	1,367.0	5.500%
Senior unsecured due May 2020	314.4	5.375%
Senior unsecured due August 2022	100.0	5.000%
	$6,623.1

There was no debt issuance in 2017. For the year ending December 31, 2018, debt extinguishment losses of $38.6 million primarily related to the unsecured debt redemptions. The unsecured debt redemptions in 2017 resulted in loss on debt extinguishment of $220.0 million for the year ending December 31, 2017. In addition, $252.8 million of our 5.000% senior unsecured notes were paid in full at the maturity date in May, 2017.

Subordinated Unsecured Notes

During 2018, CIT issued $400 million of 10-year subordinated unsecured notes with a coupon of 6.125%, which allowed it to increase the common equity distribution in accordance with the Amended Capital Plan that ended in June 2018.

At December 31, 2018, the weighted average coupon rate of our unsecured senior and subordinated notes was 5.02%, up from 4.81% at December 31, 2017. During this period, we extended the weighted average maturity profile of the combined unsecured senior and subordinated notes to 5.0 years at December 31, 2018 from 3.5 years at December 31, 2017.

Secured Borrowings

We may pledge assets for secured financing transactions, which include borrowings from the FHLB and/or FRB, or for other purposes as required or permitted by law. The debt issued in conjunction with these transactions is collateralized by certain discrete receivables, loans, leases and/or underlying equipment. Certain related cash balances are restricted.

CIT ANNUAL REPORT 2018

FHLB Advances

CIT Bank is a member of the FHLB of San Francisco and may borrow under a line of credit that is secured by pledged collateral. CIT Bank makes decisions regarding utilization of advances based upon a number of factors, including available collateral, liquidity needs, cost of funds and alternative sources of funding.

FHLB Balances (dollars in millions)

	December 31, 2018	December 31, 2017	December 31, 2016
Total borrowing capacity	$5,473.2	$5,217.8	$5,462.4
Less:
Advances	(3,600.0)	(3,695.5)	(2,410.8)
Letters of credit	(2.3)	(87.8)	(758.3)
Available capacity	$1,870.9	$1,434.5	$2,293.3
Weighted average rate	2.79%	1.56%	1.18%
Pledged assets	$6,712.4	$6,154.1	$6,389.7

FHLB Advances and pledged assets are also discussed in Note 9 — Borrowings.

Other Secured and Structured Financings

Other secured and structured financings totaled $0.7 billion at December 31, 2018, compared to $1.5 billion at December 31, 2017, and $1.9 billion at December 31, 2016. The weighted average coupon rate of structured financings was 3.75% at December 31, 2018, unchanged from December 31, 2017, and up from 3.39% at December 31, 2016 reflecting increases in benchmark rates and repayment of lower coupon debt tranches.

The Company’s other secured and structured financings were $0.7 billion and $1.4 billion at December 31, 2018 and December 31, 2017, respectively, and were secured by $2.9 billion of pledged assets at December 31, 2018, and $4.0 billion of pledged assets at December 31, 2017. Driving the decline, in October 2018, we redeemed all of the debt related to the Dutch TRS Facility of approximately $465 million, which resulted in approximately $775 million of rail assets becoming unencumbered. At December 31, 2017, secured borrowings and pledged assets of $250.3 million and $421.9 million, respectively, were related to NACCO. The secured borrowings were either repaid during 2018 or assumed by the buyer of NACCO. See Note 10 — Derivative Financial Instruments for discussion of the Dutch TRS Facility.

There were no other secured and structured financings at CIT Bank, N.A. at December 31, 2018, and $74 million at December 31, 2017, which were secured by pledged assets of $146 million.

Credit Facilities

At December 31, 2018, we maintained additional liquidity sources in the form of:

•

A multi-year committed Revolving Credit Facility that has a total commitment of $500 million, of which approximately $459 million was available to be drawn. See Note 29 – Subsequent Events, which discusses the renewal of the Revolving Credit Facility in February 2019; and

•

Committed securitization facilities and secured bank lines totaled $1.0 billion, of which $268 million was unused at December 31, 2018, provided that eligible assets are available to serve as collateral for these facilities.

FRB

There were no outstanding borrowings with the FRB Discount Window as of December 31, 2018, or December 31, 2017. See   Note 9 — Borrowings for total balances pledged, including amounts to the FRB.

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

CIT ANNUAL REPORT 2018

CIT and CIT Bank, N.A. debt ratings, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and DBRS Inc. (“DBRS”) are presented in the following table:

Ratings

	S&P	Fitch	Moody’s	DBRS
Last Credit Update	10/12/18	11/20/18	10/17/18	9/7/18
CIT Group Inc.
Issuer Rating	BB+	BB+	N/A	BB (high)
Long Term Senior Unsecured Debt	BB+	BB+	Ba1	BB (high)
Short Term Instruments	B	B	N/A	R-4
Revolving Credit Facility Rating	N/A	BB+	Ba1	BBB (low)
Subordinated Debt	BB	BB	Ba1	BB
Non-Cumulative Perpetual Stock	B+	B	Ba3	B (high)
Outlook	Stable	Positive	Positive	Positive
CIT Bank, N.A.
Issuer Rating	BBB-	BB+	Ba1	BBB (low)
Deposit Rating (LT/ST)	N/A	BBB-/F3	Baa1/P-2	BBB (low) / R-2 (mid)
Outlook	Stable	Positive	Positive	Positive

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

Contractual Commitments

Commitment Expiration for the Twelve Months Ended December 31 (dollars in millions)

	Total	2019	2020	2021	2022	2023+
Financing commitments	$7,136.3	$3,058.7	$719.5	$1,435.9	$843.0	$1,079.2
Rail and other purchase commitments	344.8	335.5	9.3	—	—	—
Letters of credit	238.2	38.3	12.0	68.0	38.1	81.8
Deferred purchase agreements	1,959.5	1,959.5	—	—	—	—
Liabilities for unrecognized tax benefits (1)	13.8	9.5	4.3	—	—	—
Total contractual commitments	$9,692.6	$5,401.5	$745.1	$1,503.9	$881.1	$1,161.0
(1)	The balance for 2020 reflects the remaining balance, which cannot be estimated further.

At December 31, 2018, substantially all our undrawn financing commitments were senior facilities, with approximately 86% secured by commercial equipment or other assets, and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance and Real Estate Finance divisions of Commercial Banking. The top ten undrawn financing commitments totaled $766 million at December 31, 2018.

See Note 20 — Commitments for further detail.

CAPITAL

Capital Management

With the passage of the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018, CIT is no longer subject to the Enhanced Prudential Standards of the Dodd-Frank Act, including supervisory stress testing and company-run stress testing under the Dodd Frank Act Stress Test (“DFAST”) or the capital planning requirements of the Comprehensive Capital Analysis and Review (“CCAR”). CIT’s capital management is discussed further in Item 1. Business Overview - Regulation, subsections “Capital Requirements” and “Regulatory Expectations for Capital Planning”.

While CIT was subject to CCAR, CIT submitted and received a non-objection to its 2017 Capital Plan (“Original Plan”), which included common stock repurchases of up to $225 million for the four quarters ending June 30, 2018, including up to $25 million of common share repurchases to offset dilution from issuances pursuant to CIT's employee stock plans. On February 1, 2018, the Company received a “non-objection” from the FRBNY to an amendment to the Original Plan (the "Amended Capital Plan"). The Amended Capital Plan included (i) the issuance of up to $400 million in Tier 2 qualifying subordinated debt (which was completed in March 2018); and (ii) an increase in common equity distribution of up to $800 million for the remainder of the period that ended on June 30, 2018. On June 28, 2018, CIT announced that the Board of Directors (the “Board”) approved a common equity capital return of up to $750 million (exclusive of the quarterly cash dividend). The noted capital returns were completed in their respective timeframes in 2018.

CIT ANNUAL REPORT 2018

On January 29, 2019, CIT announced that we received a non-objection from the FRBNY to repurchase up to $450 million of common stock through September 30, 2019. See Note 29 – Subsequent Events.

Return of Capital

During 2018, CIT repurchased 31.3 million common shares for a total of $1,625.0 million in common shares, via open market repurchases (“OMRs”) and a tender offer, at an average share price of $51.86.

Common and Preferred Stock Dividends

On January 23, 2019, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.25 per common share. The common stock dividend is payable on February 22, 2019 to common shareholders of record as of February 8, 2019. On January 29, 2019, CIT announced that it intends to increase the quarterly common stock dividend by 40% to $0.35 per common share, starting with the 2019 second quarter dividend, subject to approval by our Board of Directors.

We declared and paid the following common and preferred stock dividends:

		Dividends Per Share
Declaration Date	Payment Date	2018	2017	2016
Common Stock
January	February	$0.16	$0.15	$0.15
April	May	$0.16	$0.15	$0.15
July	August	$0.25	$0.15	$0.15
October	November	$0.25	$0.16	$0.15
Preferred Stock
April	June	$29.00	$—	$—
October	December	$29.00	$30.29	$—

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. The regulatory capital guidelines applicable to the Company were based on the Basel III Rule through December 31, 2018. At December 31, 2018 and December 31, 2017, the capital ratios of the Company and the Bank exceeded all capital adequacy requirements. The December balances in the following table present amounts in effect as of that period.

In November 2017, the Federal Reserve Board, together with the OCC and FDIC adopted a final rule effective January 1, 2018 to extend the regulatory capital treatment under 2017 transition provisions for certain items, applicable to banking organizations that are not subject to advanced approaches capital rules (“Transition Final Rule”). These items include regulatory capital deductions, risk weights, and certain minority interest limitations. There were no items that exceeded the deduction threshold at December 31, 2018, for CIT and CIT Bank, therefore balances and ratios were the same for the transition basis and fully-phased-in basis.

CIT ANNUAL REPORT 2018

Capital Components, Risk-Weighted Assets, and Capital Ratios (dollars in millions)

	December 31, 2018	December 31, 2017
	Fully Phased-in Basis(5)	Transition Basis	Fully Phased-in Basis
Common Equity Tier 1 (CET1) Capital
Total common stockholders’ equity(1)	$5,621.6	$6,995.0	$6,995.0
Effect of certain items in AOCI excluded from CET1 Capital	157.5	77.4	77.4
Adjusted total equity	5,779.1	7,072.4	7,072.4
Goodwill, net of associated deferred tax liabilities (DTLs)(2)	(365.1)	(436.0)	(436.0)
Deferred tax assets (DTAs) arising from net operating loss and tax credit carryforwards	(64.6)	(83.3)	(104.2)
Intangible assets, net of associated DTLs(2)	(71.2)	(73.3)	(91.5)
Total CET1 Capital	5,278.2	6,479.8	6,440.7
Additional Tier 1 Capital
Preferred Stock	325.0	325.0	325.0
Other Additional Tier 1 Capital deductions(3)	(10.5)	(29.4)	(8.6)
Total Additional Tier 1 Capital	314.5	295.6	316.4
Total Tier 1 Capital	5,592.7	6,775.4	6,757.1
Tier 2 Capital
Qualifying Tier 2 Capital Instruments	395.4	—	—
Qualifying allowance for credit losses and other reserves(4)	531.2	475.6	475.6
Total Tier 2 Capital	926.6	475.6	475.6
Total Capital	$6,519.3	$7,251.0	$7,232.7
Risk-Weighted Assets	$44,051.7	$44,537.7	$44,687.1
CIT Ratios
CET1 Capital Ratio	12.0%	14.5%	14.4%
Tier 1 Capital Ratio	12.7%	15.2%	15.1%
Total Capital Ratio	14.8%	16.3%	16.2%
Tier 1 Leverage Ratio	11.6%	13.8%	13.8%
CIT Bank, N.A. Capital Components and Ratios
CET1 Capital	$4,783.6	$4,751.6	$4,734.2
Tier 1 Capital	4,783.6	4,751.6	4,734.2
Total Capital	5,230.4	5,183.3	5,165.8
Risk-Weighted Assets	35,697.6	34,527.2	34,517.2
CET1 Capital Ratio	13.4%	13.8%	13.7%
Tier 1 Capital Ratio	13.4%	13.8%	13.7%
Total Capital Ratio	14.7%	15.0%	15.0%
Tier 1 Leverage Ratio	11.6%	11.8%	11.8%
(1)	See Consolidated Balance Sheets for the components of Total common stockholders’ equity.
(2)	Goodwill and intangible assets deductions also reflect the portion included within AHFS and assets of discontinued operations.
(3)

Represents covered funds deductions required by the Volcker Rule. The balance as of December 31, 2017 also includes 20% of the deduction on DTAs arising from net operating loss and tax credit carryforwards applied to Additional Tier 1 Capital under transition basis.

(4)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.
(5)	At December 31, 2018, the Transition Basis and the Fully Phased-in Basis were the same, as described in the paragraph preceding this table.

The reconciliation of balance sheet assets to risk-weighted assets is presented below:

Risk-Weighted Assets (dollars in millions)

	December 31, 2018	December 31, 2017	December 31, 2016
Balance sheet assets	$48,537.4	$49,278.7	$64,170.2
Risk weighting adjustments to balance sheet assets	(10,375.7)	(10,230.4)	(13,241.6)
Off-Balance sheet items	5,890.0	5,489.4	13,657.7
Risk-Weighted Assets	$44,051.7	$44,537.7	$64,586.3

The 2018 off-balance sheet items primarily reflect $3.0 billion of unused lines of credit (largely related to the Commercial Finance and Real Estate Finance divisions), $2.0 billion of deferred purchase agreements (related to the factoring business within the Business Capital division), and $0.9 billion of other items. The risk-weighted assets for off-balance sheet items as of December 31, 2018 increased slightly from December 31, 2017, mainly due to increases in rail and other purchase commitments. See Note 20 — Commitments.

CIT ANNUAL REPORT 2018

Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	December 31, 2018	December 31, 2017	December 31, 2016
Total common stockholders’ equity	$5,621.6	$6,995.0	$10,002.7
Less: Goodwill	(369.9)	(369.9)	(685.4)
Intangible assets	(89.2)	(113.0)	(140.7)
Tangible book value(1)	$5,162.5	$6,512.1	$9,176.6
Book value per share	$55.70	$53.25	$49.50
Tangible book value per share(1)	$51.15	$49.58	$45.41
(1)	Tangible book value and tangible book value per share are non-GAAP measures. See “Non-GAAP Measurements” for reconciliation of Non-GAAP to GAAP financial information

Book value ("BV") and tangible book value (“TBV”) decreased during 2018 and 2017, primarily reflecting the capital actions completed. BV per share and TBV per share increased from December 31, 2017 primarily due to the repurchase of 31.3 million common shares, which offset the lower BV and TBV, while the increase in 2017 from 2016 reflected the repurchases of approximately 71.6 million common shares in 2017.

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
•

Strategic risk is the risk of the impact on earnings or capital arising from adverse strategic business decisions, improper implementation of strategic decisions, or lack of responsiveness to changes in the industry, including changes in the financial services industry as well as fundamental changes in the businesses in which our customers and our firm engage.

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

•

Reputational Risk is the potential that negative publicity, whether true or not, will cause a decline in the value of the Company due to changes in the customer base, costly litigation, missed opportunities, or other revenue reductions or expense increases.

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

CIT ANNUAL REPORT 2018

The Risk Management Committee ("RMC") of the Board oversees the risk management functions that address the major risks inherent in CIT's business activities and the control processes with respect to such risks. The Chief Risk Officer ("CRO") and the Chief Credit Officer (“CCO”) supervise CIT's risk management functions through the RMG, co-chair the Enterprise Risk Committee ("ERC"), and report regularly to the RMC on the status of CIT's risk management program. The ERC provides a forum for structured, cross-functional review, assessment and management of CIT's enterprise-wide risks. Within the RMG, officers with reporting lines to the CRO and CCO supervise and manage groups and departments with specific risk management responsibilities.

The Credit Risk Management group manages and approves all credit risk throughout CIT. This group is led by the CCO, and includes the heads of credit for each business, the head of Problem Loan Management ("PLM"), head of Quantitative Strategies, head of Allowance for Loan and Lease Losses, and the head of Credit Administration. The CCO chairs several key governance committees, including the Corporate Credit Committee (“CCC”).

The Enterprise Risk Management (“ERM”) group provides governance and oversight over asset risk, market risk, liquidity risk, capital risk, operational risk, information risk, model validation, credit review, and compliance risk.  ERM is led by the CRO and includes administrative reporting lines for credit review and the Chief Compliance Officer.

The Model Validation Group reports directly to the CRO, and is responsible for model governance, validation and monitoring.

The Information Risk Group (“IRG”) provides oversight of the information security and business continuity management programs. The IRG is an independent oversight function over the Chief Information Security Officer (“CISO”), who is responsible for developing, implementing, and maintaining an effective information security program. The IRG is responsible for the ongoing monitoring, testing, and measurement of effectiveness of CIT’s information security program and business continuity program, as well as job-specific training for employees and contingent workers to create awareness of the programs. The IRG reports directly to the CRO. The CISO and Head of Technology and Operations Risk reports to the Head of Technology and Operations, and is responsible for cyber threat intelligence, cyber control programs, business continuity planning and disaster recovery, and technology and operations risk management.

The Policy, Governance and Control Group is responsible for overarching governance and controls within the risk organization with oversight of policy, risk appetite framework, and risk identification.

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

CREDIT RISK

Lending and Leasing Risk

The extension of credit through our lending and leasing activities is core to our businesses. As such, CIT’s credit risk management process is centralized in the RMG, reporting into the CCO. This group approves the Company’s underwriting standards, extensions of credit and material amendments to existing credits, and syndication activity, and is responsible to ensure the portfolio credit grading, and regulatory ratings are correct. In addition, PLM is a centralized commercial workout function tasked with maximizing recovery of CIT’s most distressed loans. RMG reviews and monitors credit exposures with the goal of identifying, as early as possible, customers and industries that are experiencing declining creditworthiness or financial difficulty. The CCO and Chief Financial Officer (“CFO”) evaluate reserves through our ALLL process for performing and non-performing loans, as well as establishing qualitative reserves to cover potential losses, which may be inherent in the portfolio. Once a loan or lease is deemed to be non-accrual, we evaluate our collateral and test for asset impairment based upon collateral value and projected cash flows and relevant market data with any impairment in value charged to earnings, via a specific reserve or charge off.

CIT’s portfolio is governed by Risk Tolerance Limits based on individual loan and lease amounts by borrower as well as product, industry and geography. RMG sets or modifies the underwriting standards as conditions warrant, based on borrower risk, collateral, industry risk, portfolio size and concentrations, credit concentrations and risk of substantial credit loss. Using our underwriting policies, procedures and practices, combined with credit judgment and quantitative tools, we evaluate loans and leases for credit and collateral risk during the credit decision-making process and after the advancement of funds. We set forth our underwriting parameters based on: (1) Target Market Definitions, which delineate risk by market, industry, geography and product, (2) Credit Standards, which detail acceptable structures, credit profiles and risk-adjusted returns, and (3) through our corporate credit policies. We capture and analyze credit risk based on the probability of obligor default (“PD”) and loss given default (“LGD”). PD ratings are determined by evaluating borrower creditworthiness, including analyzing credit history, financial condition, cash flow adequacy, current and budgeted financial performance and management quality. LGD ratings, which estimate loss if an account goes into default, are predicated on transaction structure, collateral valuation and related guarantees. The PD and LGD of our borrowers is the framework for our ALLL process.

CIT ANNUAL REPORT 2018

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

Prior to extending an initial loan or lease, credit personnel review potential borrowers’ financial condition, results of operations, management, industry, business model, customer base, operations, collateral and other data, such as third party credit reports, to evaluate the potential customer’s borrowing and repayment ability. Transactions are graded by PD and LGD ratings, as described above, as well as regulatory ratings. Credit facilities are subject to our overall credit approval process and underwriting guidelines and ratings are issued commensurate with the credit evaluation performed on each prospective borrower, as well as portfolio concentrations. Credit personnel continue to review the PD and LGD ratings periodically. Decisions on continued creditworthiness or impairment of borrowers are determined through these periodic reviews.

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

Consumer Lending. Consumer lending begins with an evaluation of a consumer’s credit profile against published standards. Loans could be originated or purchased held for investment ("HFI") or held for sale ("HFS"). A loan that is originated as HFS must meet both the credit criteria of the Bank and the investor. At this time, conventional (Fannie Mae) and FHA loans are originated for sale. Jumbo loans and purchased FHA loans are held as a HFI product. All loan requests are analyzed by underwriters. Credit decisions are made after analyzing quantitative and qualitative factors, including borrower’s ability to repay the loan, collateral values, and considering the transaction from a judgmental perspective.

SFR mortgage loans are originated primarily through retail and correspondent origination channels. We may supplement originations with closed loan purchases.

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

Counterparty Risk

We enter into interest rate and currency swaps and foreign exchange forward contracts as part of our overall risk management practices. We establish limits and evaluate and manage the counterparty risk associated with these derivative instruments through the RMG.

The primary risk of derivative instruments is counterparty credit exposure, which is defined as the ability of a counterparty to perform on its financial obligations under the derivative contract. We seek to control credit risk of derivative agreements through counterparty credit approvals, pre-established exposure limits and monitoring procedures.

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

CIT ANNUAL REPORT 2018

The RMG teams review the equipment markets, monitor traffic flows, evaluate supply and demand trends, and evaluate the impact of new technology or regulatory requirements on different types of equipment. Demand for equipment is correlated with Gross Domestic Product growth trends for the markets the equipment serves as well as the more immediate conditions of those markets. Cyclicality in the economy and shifts in trade flows due to specific events represent risks to the earnings that can be realized by these businesses. CIT seeks to mitigate these risks by maintaining relatively young fleet assets with wide operator bases, which can facilitate attractive lease and utilization rates.

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

Interest rate risk

CIT is exposed to the risk that changes in market conditions may affect interest rates and negatively impact earnings. The risk arises from the composition of CIT’s balance sheet and changes in the magnitude or shape of the yield curve. CIT looks to strategically manage this inherent risk based on prescribed guidelines and Board approved limits.

Interest rate risk can arise from many of CIT’s business activities, such as lending, leasing, investments, deposit taking and funding choices. This risk is a result of assets and liabilities repricing at different times as interest rates change. We evaluate and monitor interest rate risk primarily through two metrics.

•

Net Interest Income Sensitivity (“NII Sensitivity”), which measures the net impact of hypothetical changes in interest rates on forecasted NFR, for our interest rate sensitive assets, liabilities, and off-balance sheet instruments, assuming a static balance sheet over a twelve month period; and

•

Economic Value of Equity Sensitivity (“EVE Sensitivity"), which measures the net impact of these hypothetical changes on the value of equity by assessing the economic value of assets, liabilities and off-balance sheet instruments.

The composition of our interest rate sensitive assets and liabilities generally results in a net asset-sensitive position, concentrated at the short end of the yield curve, mostly driven by moves in LIBOR, whereby our assets will reprice faster than our liabilities. Our interest rate sensitive assets generally consist of interest-bearing cash, investment securities and commercial and consumer loans. Approximately 50% of our loans are indexed to either 1-month LIBOR, 3-month LIBOR, or the PRIME rate.

Our funding sources consist mainly of non-maturity deposits and time deposits generated through a number of sources, including CIT Bank’s online deposit platform, CIT Bank’s retail branch network in Southern California, deposit brokers and our commercial business segment, as well as wholesale funding (unsecured and secured debt) and FHLB advances. Our funding mix consists of time deposits and unsecured debt which are fixed-rate, secured debt which is a mix of fixed and floating rate, and other deposits whose rates vary based on the market environment and competition.

At December 31, 2018, deposits totaled approximately $31 billion. The deposit rates we offer can be influenced by market conditions and competitive factors. Deposit beta represents the correlation, or relative rate change, between changes in the rates paid by CIT Bank to changes in overall market interest rates, with percentages below 100% indicating that CIT Bank’s rates are changing more slowly than market rates. Since the FRB began to raise rates in December 2015, cumulative deposit beta on total deposits is 23%. Cumulative deposit beta on total deposits is approximately 45% over the last 12 months.

The market’s view on rate hikes has been shifting, and even if the FRB does not increase rates in 2019, we expect deposit rates to continue to trend up, reflecting the recent increase in our online savings account rate, as well as higher time deposit costs, both in response to the competitive landscape and our deposit needs to support balance sheet growth. We are currently projecting the cumulative deposit beta through 2019 to be 40-50%, with the majority of the increase expected in the first half of the year. Ultimately, market rates and asset growth will be the key drivers of deposit costs, and we remain focused on optimizing those costs through targeted marketing strategies and disciplined pricing strategies. Changes in interest rates, expectations about loan volumes and expected funding needs, as well as actions by competitors, can affect our deposit taking activities and deposit pricing. In a changing rate environment, we may need to react appropriately to renew maturing time deposits or attract new deposits. We regularly test the effect of deposit rate changes on our margins and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective. CIT continues to evolve its deposit strategies through the interest rate cycle and in response to the competitive landscape. As a result of such changes, management may periodically revise its deposit modelling assumptions and approaches in accordance with CIT’s governance structure.

CIT ANNUAL REPORT 2018

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

NII Sensitivity and EVE Sensitivity (dollars in millions)

	December 31, 2018			December 31, 2017			December 31, 2016
	+200 bps	+100 bps	-100 bps	+200 bps	+100 bps	-100 bps	+200 bps	+100 bps	-100 bps
NII Sensitivity	$109	$55	$(66)	$114	$57	$(56)	$131	$70	$(51)
EVE Sensitivity	$(363)	$(170)	$86	$(374)	$(192)	$196	$(475)	$(244)	$273

The result of an immediate 200 basis point parallel decrease in interest rates as of December 31, 2018 would result in a $179 million decrease from the base case for NII Sensitivity and a $3 million decrease from the base case for EVE Sensitivity. The result of an immediate 200 basis point parallel decrease was not meaningful for NII and EVE Sensitivity in the prior periods given the low rate environment prevalent at the time.

The NII Sensitivity and EVE sensitivity results presented above assume that we take no action in response to the changes in interest rates and includes only impacts from interest rate related influences. NII Sensitivity generally assumes cash flows from portfolio run-off are reinvested in similar products or cash to keep the balance sheet static. For that reason and others, the estimated impacts do not reflect the likely actual results but serve as estimates of interest rate risk. NII sensitivity is not comparable to actual results disclosed elsewhere or directly predictive of future values of other measures provided.

We have modified our presentation in the above table from a percentage of sensitivity in previous periods in order to provide a more transparent view of the simulation’s impact from rate changes on interest sensitive assets, liabilities and off-balance sheet instruments. We have also refined the simulation to remove NII sensitivity related to rail operating leases as the re-pricing of these assets do not exhibit a correlation to the movement in interest rates and instead are primarily driven by other factors that impact supply and demand of railcars. While rail assets comprise almost 20% of our AEA, this change had a minimal impact on the dollar sensitivity. See the net operating lease revenue discussion in the NFR section of MD&A for additional information on rail operating lease re-pricing. The prior period numbers have been conformed to the current period presentation.

As of December 31, 2018, the NII Sensitivity changes from December 31, 2017 (see table above) reflect several factors, including strategic changes in balance sheet composition resulting from the liability actions associated with the sales of NACCO and our reverse mortgage portfolio. Other changes include migration of cash to securities over the year and shift in our customer deposits to savings and online money market accounts as we continue to execute on our strategy to reduce reliance on time deposits.

Changes in EVE Sensitivity reflect a shift in the composition of our balance sheet primarily from the aforementioned asset sales and liability actions, as well as the strategic shift in deposit composition towards our newer non-maturity savings products. Additional changes resulted from modeling refinements during the year which now allow for the identification and measurement of mortgage convexity.

As detailed above, NII Sensitivity is positive with respect to an increase in interest rates. This position is primarily driven by our floating rate loan portfolio, which re-prices frequently, and interest-bearing cash. On a net basis, we generally have more floating/re-pricing interest sensitive assets than liabilities in the near term. As a result, the interest rate risk sensitivity of our current portfolio is more impacted by moves in short-term interest rates in the near term. Therefore, our NFR associated with the interest rate sensitive assets, liabilities and off-balance sheet items may increase if short-term interest rates rise, or decrease if short-term interest rates decline. However, changes would also be impacted by factors beyond interest rates, such as changes in balance sheet composition, spread compression or expansion and deviations from modelled deposit betas. In addition, re-pricing of our non-interest rate sensitive assets (in particular the rail operating leases) will impact NFR.

Market-implied forward rates over the future twelve months are used to determine a base interest rate scenario for the net interest income projection for the base case. This base projection is compared with those calculated under varying interest rate scenarios to arrive at NII Sensitivity. Though there are many assumptions that affect the estimates for NII Sensitivity, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Management continually evaluates the impact to its sensitivity analysis of these key assumptions.

EVE Sensitivity supplements net interest income simulation and sensitivity analysis as it estimates risk exposures beyond a twelve month horizon. EVE Sensitivity modeling measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to a change in interest rates. EVE Sensitivity is calculated by subjecting the balance sheet to different rate shocks, measuring the net value of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the EVE in base case calculated using a market-based forward interest rate curve. The methodology with which the operating lease assets are assessed in the EVE Sensitivity results in the table above reflects the existing contractual rental cash flows and the expected residual value at the end of the existing contract term.

CIT ANNUAL REPORT 2018

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

We use results of our various interest rate risk analyses to formulate asset and liability management (“ALM”) strategies, in coordination with the Asset Liability Committee (“ALCO”), in order to achieve the desired risk profile, while managing our objectives for capital adequacy and liquidity risk exposures. Specifically, we may manage our interest rate risk position through certain pricing strategies for loans and deposits, our investment strategy, issuing term debt with floating or fixed interest rates, and using derivatives such as interest rate swaps, which modify the interest rate characteristics of certain assets or liabilities. These measurements provide an estimate of our interest rate sensitivity; however, they do not account for potential changes in credit quality, size, mix, and prepayment characteristics of our balance sheet, changes in PAA, or changes in the competition for business in the industries we serve. They also do not account for other business developments that could affect NFR, or for management actions that could affect NFR or that could be taken to change our risk profile. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations. Further, the range of such simulations does not represent our current view of the expected range of future interest rate movements.

Foreign Currency Risk

We seek to hedge transactional exposure of our non-dollar denominated activities, which are comprised of foreign currency loans and leases in foreign entities, through local currency borrowings. To the extent such borrowings were unavailable; we have utilized derivative instruments (foreign currency exchange forward contracts) to hedge our non-dollar denominated activities. Additionally, we have utilized derivative instruments to hedge the translation exposure of our net investments in foreign operations.

Currently, a portion of our non-dollar denominated loans and leases are funded with debt and equity infusions from the parent. The parent funds the subsidiary by converting U.S. dollars to the local currency debt and equity which, if unhedged, would cause foreign currency transactional and translational exposures. For the most part, we hedge these exposures through derivative instruments. RMG sets limits and monitors usage to ensure that currency positions are appropriately hedged, as unhedged exposures may cause changes in earnings or the equity account.

LIQUIDITY RISK

Our liquidity risk management and monitoring process is designed to ensure the availability of adequate cash resources and funding capacity to meet our obligations. Our overall liquidity management strategy is intended to ensure appropriate liquidity to meet expected and contingent funding needs under both normal and stress environments. Consistent with this strategy, we maintain significant amounts of cash and HQLA securities. Additional sources of liquidity include the Revolving Credit Facility, other committed financing facilities and cash collections generated by portfolio assets originated in the normal course of business.

We utilize a series of measurement tools to assess and monitor the level and adequacy of our liquidity position, liquidity conditions and trends. The primary tool is a liquidity forecast designed to identify movements in cash and collateral flows. We use a stress testing framework to better understand the range of potential risks and their impacts to which the Company is exposed. Stress test results inform our business strategy, risk appetite, liquidity buffer, and contingency funding plans. Also included among our liquidity measurement tools are risk metrics that assist in identifying potential liquidity risk and stress events. The Company also maintains a contingent funding plan (“CFP”) which details a series of contingency funding actions to be taken under liquidity stress conditions. We monitor, assess, and maintain an adequate level of liquidity to meet our cash and collateral obligations at a reasonable cost consistent with our liquidity risk management policy.

Although the Company is no longer subject to certain regulatory supervision rules, the Company continues to maintain prudent liquidity management and calculates liquidity stress metrics as part of its risk management.

Oversight is provided by the RMC, ERC, ALCO and the Risk Control Committee (“RCC”).

STRATEGIC RISK

Strategic risk management starts with analyzing the short- and medium-term business and strategic plans established by the Company. This includes the evaluation of the industry, opportunities and risks, market factors and the competitive environment, as well as internal constraints, such as CIT’s risk appetite and control environment. The business plan and strategic plan are linked to the Risk Appetite and Risk Tolerance Frameworks, including the limit structure. RMG is responsible for the New Activity process. This process is intended to enable new activities that are consistent with CIT’s expertise and risk appetite, and ensure that appropriate due diligence is completed on new opportunities before approval and implementation. Changes in the business environment and in the industry are evaluated periodically through scenario development and analytics, and discussed with the business leaders, Chief Executive Officer (“CEO”) and RMC.

Strategic risk management includes the effective implementation of new products and strategic initiatives. The New Product and Strategic Initiative process requires tracking and review of all approved new initiatives. In the case of acquisitions, integration planning and management covers the implementation process across affected businesses and functions.

CIT ANNUAL REPORT 2018

Oversight of strategic risk management is provided by the RMC, the ERC and the RCC.

CAPITAL RISK

Capital risk is the risk that the Company has insufficient capital to cover its risks, including under adverse and severely adverse market and idiosyncratic stress scenarios, and to support its growth and strategic objectives. CIT establishes internal capital risk limits and warning thresholds, which utilize Economic, Risk-Based and Leverage-Based Capital Calculations, internal and external early warning indicators, its capital planning process, and stress testing to evaluate the Company's capital adequacy for multiple types of risk in both normal and stressed environments. The capital risk framework requires contingency plans be defined in the event capital risk limits are breached or a preponderance of warning thresholds are triggered.

Oversight is provided by the Board of Directors, RMC, and the Capital Planning Committee.

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

TECHNOLOGY RISK

Technology risks are risks around information security, cybersecurity, and business disruption from systems implementation or downtime, that could adversely impact the organization’s business or business processes. This includes loss or legal liability due to unauthorized (malicious or accidental) disclosure, modification, or destruction of information, unintentional errors and omissions, information technology disruptions due to natural or man-made disasters, or failure to exercise due care and diligence in the implementation and operation of an information technology system.

Technology risks are managed by the CISO and the Technology and Operations Risk Management (“TORM”) function to provide reasonable assurance that proper detection, protection, and response are in place to preserve the confidentiality, integrity, and availability of CIT information and information systems across the organization. In order to do so, the CISO and the TORM functions utilize a variety of techniques to secure CIT’s operations and confidential and proprietary information, including monitoring networks, testing, instituting access controls, performing ongoing risk assessments of applications, infrastructure systems, and third party vendors, and retaining dedicated security personnel to ensure the information security and business continuity management programs are developed, implemented, and maintained appropriately.

The Company has adopted the Federal Financial Institutions Examination Council’s Cybersecurity Assessment framework for the identification of inherent cybersecurity risk, measurement of cybersecurity maturity based on the risk profile of the Company, management and deployment of cybersecurity controls, and is an active participant in the Financial Services Information Sharing and Analysis Center.

Management oversight of the Information Risk function is provided by the RMG, the ERC and the RCC. The RMG reports periodically to the Board and the RMC on information security issues, including cybersecurity.  The Board actively oversees the Company’s continuous efforts to maintain and enhance its operations resilience. The Board, through its various committees, reviews and approves information security policies and programs, including those relating to cybersecurity, security risk assessment, security strategies, disaster recovery, business continuity and incident response plans. The Board, through its various committees, is briefed at least on a quarterly basis on information security matters. The CISO conducts training and awareness programs for the Board to ensure that the Board remains aware and informed on information security incidents and response plans. The Board or the RCC regularly reviews the Company’s cybersecurity practices, mainly by receiving reports on the cybersecurity management program prepared by the CISO, risk management, and internal audit.

COMPLIANCE RISK

CIT is subject to a number of laws, regulations, regulatory standards, and guidance in the jurisdictions in which it does business, some of which are applicable primarily to financial services and others of which are generally applicable to all businesses.  Failure to comply may result in governmental investigations, inquiries, and enforcement actions, legal proceedings, monetary damages, fines, or penalties, restrictions on the way in which we conduct our business, or reputational harm. To reduce these risks, the Company consults regularly with legal counsel, both internal and external, on significant legal and regulatory issues and has established a compliance function to facilitate maintaining compliance with applicable laws and regulations.

CIT ANNUAL REPORT 2018

Compliance is an independent function responsible for maintaining an enterprise-wide compliance risk management program commensurate with the size, scope and complexity of our businesses, operations, and the countries in which we operate. The Compliance function (1) oversees programs and processes to evaluate and monitor compliance with laws and regulations pertaining to our business, (2) tests the adequacy of the compliance control environment in each business, and (3) monitors and promotes compliance with the Company’s ethical standards as set forth in our Code of Business Conduct and compliance policies. Compliance, led by the Chief Compliance Officer, is responsible for setting the overall global compliance framework and standards, using a risk based approach to identify and manage key compliance obligations and risks. The head of each business and staff function is responsible for ensuring compliance within their respective areas of authority. Compliance, through the Chief Compliance Officer, reports to the Chairperson of the Audit Committee of the Board of Directors and administratively to the CRO.

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

REPUTATIONAL RISK

Reputational risk is the potential that negative publicity, whether true or not, will cause a decline in the value of the Company due to changes in the customer base, costly litigation, missed opportunities, or other revenue reductions or expense increases. Protecting CIT, its shareholders, employees and brand against reputational risk is of paramount importance to the Company. To address this priority, CIT has established corporate governance standards relating to its Code of Business Conduct and ethics. The Chief Compliance Officer’s responsibilities also include the role of Chief Ethics Officer. In this combined role, his responsibilities also extend to encompass compliance not only with laws and regulations, but also with CIT’s values and its Code of Business Conduct.

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

CIT's Executive Management Committee ("EMC") has established, and approved, the charter of an Ethics Committee. The Ethics Committee is chaired by CIT's General Counsel and Corporate Secretary. Its members include the Chief Ethics and Compliance Officer, Chief Auditor, Head of Human Resources and the Head of Communications & Marketing Relations. The Ethics Committee is charged with (a) oversight of the Code of Business Conduct and Company Values, (b) seeing that CIT's ethical standards are communicated, upheld and enforced in a consistent manner, and (c) periodic reporting to the EMC and Audit Committee of the Board of Directors of employee misconduct and related disciplinary action.

Oversight of reputational risk management is provided by the Audit Committee of the Board of Directors, the RMC, the ERC, Compliance Committee and the RCC. In addition, CIT's Internal Audit Services monitors and tests the overall effectiveness of internal control and operational systems on an ongoing basis and reports results to senior management and to the Audit Committee of the Board.

CIT ANNUAL REPORT 2018

CIT BANK, N.A.

The following tables present condensed financial information for CIT Bank, N.A. Trends and significant items are discussed in the previous sections of the MD&A.

Condensed Balance Sheets (dollars in millions)

	At December 31,
	2018	2017	2016
ASSETS:
Cash and deposits with banks	$1,412.9	$961.8	$4,647.2
Securities purchased under agreement to resell	300.0	-	-
Investment securities	6,222.6	6,455.9	4,035.6
Assets held for sale	122.4	1,170.5	927.3
Loans	27,992.5	26,427.9	27,246.2
Allowance for loan losses	(458.8)	(403.5)	(406.6)
Operating lease equipment, net	4,326.7	3,765.5	3,575.8
Bank owned life insurance	814.1	788.6	-
Goodwill	323.1	323.1	490.9
Other assets	931.0	939.7	1,266.0
Assets of discontinued operation	195.2	317.1	448.1
Total Assets	$42,181.7	$40,746.6	$42,230.5
LIABILITIES AND EQUITY:
Deposits, including $770.9, $475.8 and $15.4 deposits of affiliates at December 31, 2018, 2017 and 2016, respectively	$32,014.7	$30,048.8	$32,324.5
FHLB advances	3,600.0	3,695.5	2,410.8
Borrowings	-	73.5	241.4
Other liabilities, including $391.7, $570.5 and $194.2 payable to affiliates at December 31, 2018, 2017 and 2016, respectively	1,184.2	1,306.8	1,130.2
Liabilities of discontinued operation	291.8	500.5	935.8
Total Liabilities	37,090.7	35,625.1	37,042.7
Total Equity	5,091.0	5,121.5	5,187.8
Total Liabilities and Equity	$42,181.7	$40,746.6	$42,230.5

Capital Ratios*

	At December 31,
	2018	2017	2016
Common Equity Tier 1 Capital	13.4%	13.7%	13.2%
Tier 1 Capital Ratio	13.4%	13.7%	13.2%
Total Capital Ratio	14.7%	15.0%	14.4%
Tier 1 Leverage Ratio	11.6%	11.8%	10.8%
*

The capital ratios presented above are reflective of the Basel III Rule for December 31, 2016 and 2017, and Basel III Rule and Transition Final Rule (effective January 1, 2018 to extend the regulatory capital treatment under 2017 transition provisions for certain items) for December 31, 2018.

Loans and Leases by Segment (dollars in millions)

	At December 31,
	2018	2017	2016
Commercial Banking
Commercial Finance	$10,537.1	$10,203.5	$10,753.3
Real Estate Finance	5,445.4	5,590.2	5,566.6
Business Capital	6,112.7	5,429.9	5,146.9
Rail	3,810.5	3,320.1	3,240.7
Total	25,905.7	24,543.7	24,707.5
Consumer Banking
Legacy Consumer Mortgages	2,787.5	4,192.1	4,862.7
Other Consumer Banking	3,748.4	2,628.1	2,179.1
Total	6,535.9	6,820.2	7,041.8
Total loans and leases	$32,441.6	$31,363.9	$31,749.3

CIT ANNUAL REPORT 2018

Condensed Statements of Operations (dollars in millions)

	At December 31,
	2018	2017	2016
Interest and fees on loans	$1,584.9	$1,549.1	$1,666.7
Other interest and dividends	208.6	181.8	121.2
Interest income	1,793.5	1,730.9	1,787.9
Interest on deposits	460.4	373.3	394.8
Interest on borrowings	77.1	45.6	39.7
Interest expense on deposits and payables with affiliated companies	21.8	19.2	4.8
Interest expense	559.3	438.1	439.3
Net interest revenue	1,234.2	1,292.8	1,348.6
Provision for credit losses	170.2	101.6	199.0
Net interest revenue, after credit provision	1,064.0	1,191.2	1,149.6
Rental income on operating leases	476.9	443.5	391.9
Other non-interest income	279.2	308.3	309.3
Total net revenue, net of interest expense and credit provision	1,820.1	1,943.0	1,850.8
Operating expenses	922.7	998.7	1,083.6
Goodwill impairment	-	167.8	319.4
Depreciation on operating lease equipment	228.6	201.2	161.1
Maintenance and other operating lease expenses	54.6	28.9	22.2
Loss on debt extinguishment and deposit redemption	0.2	1.2	10.6
Income before provision for income taxes	614.0	545.2	253.9
Provision for income taxes	150.8	234.1	203.8
Income from continuing operations	463.2	311.1	50.1
Loss on discontinued operation	(31.1)	(7.7)	(210.2)
Net income (loss)	$432.1	$303.4	$(160.1)
New business volume - funded	$12,139.5	$9,414.0	$9,065.5

Net Finance Revenue (dollars in millions)

	At December 31,
	2018	2017	2016
Interest income	$1,793.5	$1,730.9	$1,787.9
Rental income on operating leases	476.9	443.5	391.9
Finance revenue	2,270.4	2,174.4	2,179.8
Interest expense	559.3	438.1	439.3
Depreciation on operating lease equipment	228.6	201.2	161.1
Maintenance and other operating lease expenses	54.6	28.9	22.2
NFR	$1,427.9	$1,506.2	$1,557.2
AEA	$39,590.0	$40,638.3	$41,137.5

Net Finance Margin

As a % of AEA:
Interest income	4.53%	4.26%	4.35%
Rental income on operating leases	1.20%	1.09%	0.95%
Finance revenue	5.73%	5.35%	5.30%
Interest expense	1.41%	1.08%	1.07%
Depreciation on operating lease equipment	0.57%	0.50%	0.39%
Maintenance and other operating lease expenses	0.14%	0.07%	0.05%
Net finance margin ("NFM")	3.61%	3.70%	3.79%

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

CIT ANNUAL REPORT 2018

Allowance for Loan Losses — The ALLL is reviewed for adequacy based on portfolio collateral values and credit quality indicators, including charge-off experience, levels of past due loans and non-performing assets, and evaluation of portfolio diversification and concentration, as well as economic conditions to determine the need for a qualitative adjustment. We review loans periodically to determine the probability of loss, and record charge-offs after considering such factors as delinquencies, the financial condition of obligors, the value of underlying collateral, as well as third party credit enhancements such as guarantees and recourse to manufacturers. This information is reviewed on a quarterly basis with senior management, including the CEO, CRO, CCO, CFO and Controller, among others, as well as the Audit and Risk Management Committees, in order to set the reserve for credit losses.

As of December 31, 2018, the allowance was comprised of non-specific reserves of $423.9 million, specific reserves of $47.4 million and reserves related to PCI loans of $18.4 million. The allowance is sensitive to the risk ratings assigned to loans and leases in our portfolio. Assuming a one level probability of obligor default ("PD") downgrade across the 14 grade internal scale for all non-impaired loans and leases, the allowance would have increased by $279 million to $769 million at December 31, 2018. Assuming a one level loss given default ("LGD") downgrade across the 11 grade internal scale for all non-impaired loans and leases, the allowance would have increased by $155 million to $645 million at December 31, 2018. As a percentage of finance receivables, the allowance would be 2.50% under the hypothetical PD stress scenario and 2.10% under the hypothetical LGD stress scenario, compared to the reported 1.59%.

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

Loan impairment is measured based upon the difference between the recorded investment in each loan and either the present value of the expected future cash flows discounted at each loan's effective interest rate (the loan's contractual interest rate adjusted for any deferred fees / costs or discount / premium at the date of origination or acquisition) or if a loan is collateral dependent, the collateral's fair value. When foreclosure or impairment is determined to be probable, the measurement will be based on the fair value of the collateral less costs to sell. The determination of impairment involves management's judgment and the use of market and third party estimates regarding collateral values. Valuations of impaired loans and corresponding impairment affect the level of the reserve for credit losses.

See Note 1 — Business and Summary of Significant Accounting Policies for discussion on policies relating to the allowance for loan losses, and Note 4 — Allowance for Loan Losses for segment related data in Item 8. Financial Statements and Supplementary Data and Credit Metrics for further information on the allowance for credit losses.

Realizability of Deferred Tax Assets — The recognition of certain net deferred tax assets of the Company's reporting entities is dependent upon, but not limited to, the future profitability of the reporting entity, when the underlying temporary differences will reverse, and tax planning strategies. Further, Management's judgment regarding the use of estimates and projections is required in assessing our ability to realize the deferred tax assets relating to net operating loss carryforward ("NOLs") as most of these assets are subject to limited carryforward periods, some of which began to expire in 2016. In addition, the domestic NOLs are subject to annual use limitations under the Internal Revenue Code and certain state laws. Management utilizes historical and projected data in evaluating positive and negative evidence regarding recognition of deferred tax assets. See Note 1 — Business and Summary of Significant Accounting Policies and Note 18 — Income Taxes in Item 8 Financial Statements and Supplementary Data for additional information regarding income taxes.

Goodwill — The consolidated goodwill balance totaled $369.9 million at December 31, 2018, or 0.76% of total assets, which is the goodwill associated with acquisitions made by CIT and the excess reorganization value over the fair value of tangible and identified intangible assets, net of liabilities, recorded in conjunction with FSA in 2009.

Goodwill is assessed for impairment at least annually, or more often if events or circumstances have changed significantly from the annual test date that would indicate a potential reduction in the fair value of the reporting unit below its carrying value. We performed the goodwill impairment test during the fourth quarter of 2018, utilizing data as of September 30, 2018 to perform the test, at which time CIT's share price was $47.38 and TBV per share was $50.02.

Impairment exists when the carrying amount of goodwill exceeds its implied fair value. Companies can also choose to perform qualitative assessments to conclude on whether it is more likely than not that a company's carrying amount including goodwill is greater than its fair value, before applying the quantitative approach. Based on our annual assessment, no impairment existed.

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

See Note 25 — Goodwill and Intangible Assets in Item 8. Financial Statements and Supplementary Data for more detailed information regarding the goodwill impairment test, including details regarding the fair value methodology employed and significant assumptions used.

CIT ANNUAL REPORT 2018

NON-GAAP FINANCIAL MEASUREMENTS

The SEC adopted regulations that apply to any public disclosure or release of material information that includes a non-GAAP financial measure. A non-GAAP financial measure is a numerical measure of a company’s historical or future financial performance or financial position that may either exclude or include amounts, or is adjusted in some way to the effect of including or excluding amounts, as compared to the most directly comparable measure calculated and presented in accordance with GAAP financial statements.

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

Total Net Revenue and Net Operating Lease Revenue (dollars in millions)

	Years Ended December 31,
	2018	2017	2016
Interest income	$1,890.4	$1,835.6	$1,911.5
Rental income on operating leases	1,009.0	1,007.4	1,031.6
Finance revenue (Non-GAAP)	2,899.4	2,843.0	2,943.1
Interest expense	815.1	717.7	753.2
Depreciation on operating lease equipment	311.1	296.3	261.1
Maintenance and other operating lease expenses	230.4	222.9	213.6
Net Finance revenue (Non-GAAP)	1,542.8	1,606.1	1,715.2
Other non-interest income	373.8	364.2	150.6
Total net revenue (Non-GAAP)	$1,916.6	$1,970.3	$1,865.8

NFR (Non-GAAP)	$1,542.8	$1,606.1	$1,715.2
Noteworthy items:
Suspended depreciation on assets HFS	(26.5)	(16.6)	-
Excess interest costs over interest income from Commercial Air proceeds usage	-	23.4	-
Interest on excess cash	-	(9.1)	-
Adjusted NFR (Non-GAAP)	$1,516.3	$1,603.8	$1,715.2
NFR as a % of AEA	3.41%	3.43%	3.60%
NFR as a % of AEA, adjusted for noteworthy items	3.35%	3.49%	3.60%

Net Operating Lease Revenues
Rental income on operating leases	$1,009.0	$1,007.4	$1,031.6
Depreciation on operating lease equipment	311.1	296.3	261.1
Maintenance and other operating lease expenses	230.4	222.9	213.6
Net operating lease revenue (Non-GAAP)	$467.5	$488.2	$556.9

CIT ANNUAL REPORT 2018

2.	Operating Expenses and Net Efficiency Ratio, Excluding Certain Costs

Operating expenses excluding restructuring costs and intangible asset amortization is a non-GAAP measure used by management to compare period over period expenses. Another key performance metric gauges our expense usage via our net efficiency calculation. This calculation compares the level of expenses to the level of net revenues and is calculated by dividing the operating expenses by total net revenue, as presented below. A lower result reflects a more efficient use of our expenses to generate revenue. Net efficiency ratio is a non-GAAP measurement used by management to measure operating expenses (before restructuring costs and intangible amortization) to total net revenues. We exclude the restructuring costs and intangible amortization from these calculations as they are charges resulting from our strategic initiatives and not our operating activity, and exclude noteworthy items due to their episodic nature and size. Due to the exclusions of the mentioned items, these are considered non-GAAP measures, as presented in the reconciliation below.

Operating Expenses Excluding Certain Costs (dollars in millions)

	Years Ended December 31,
Operating Expenses	2018	2017	2016
Operating expenses	$1,070.0	$1,188.5	$1,283.5
Intangible asset amortization	23.9	24.7	25.6
Restructuring costs	-	53.0	36.2
Operating expenses excluding restructuring costs and intangible assets amortization	1,046.1	1,110.8	1,221.7
Noteworthy items:
Legacy One West matters	-	-	(27.3)
Operating expenses excluding restructuring costs, intangible assets amortization and other noteworthy items	$1,046.1	$1,110.8	$1,194.4

Total Net Revenue (Non-GAAP)	$1,916.6	$1,970.3	$1,865.8
Noteworthy items:
Interest on excess cash	-	(9.1)	-
Excess interest costs	-	23.4	-
Suspended depreciation on assets HFS	(26.5)	(16.6)	-
Financial Freedom Transaction impairments on reverse mortgage related assets	-	26.8	-
LIHTC Method change	-	(29.4)	-
CTA charge	-	8.1	3.0
Gain and other revenues from sale of reverse mortgage portfolio	(29.3)	-	-
Impairment of LCM indemnification asset	21.2	-	-
Release of valuation reserve on AHFS	(10.6)	-	-
TRS termination charge	69.5	-	243.3
NACCO gain on sale	(25.1)	-	-
Gain on sale - Canada business	-	-	(22.3)
Gain on sale - UK business	-	-	(23.5)
Gain related to IndyMac venture	-	-	(5.0)
Asset impairment	-	-	11.0
Total Net Revenue, excluding noteworthy items (Non-GAAP)	$1,915.8	$1,973.5	$2,072.3
Net efficiency ratio (Non-GAAP)	54.6%	56.4%	65.5%
Net efficiency ratio excluding noteworthy items (Non-GAAP)	54.6%	56.3%	57.6%

CIT ANNUAL REPORT 2018

3.	Other Non-Interest Income

Other non-interest income serves as a source of revenue for CIT. Management monitors the level absent certain items to assist in comparability with prior period levels. We exclude the noteworthy items due to their episodic nature and size. Due to the exclusions of noteworthy items, these are considered non-GAAP measures, as presented in the reconciliation below.

Other Non-Interest Income (dollars in millions)

	Years Ended December 31,
	2018	2017	2016
Other non-interest income	$373.8	$364.2	$150.6
Noteworthy items;
Financial Freedom Transaction impairments on reverse mortgage related assets	-	26.8	-
CTA charge	-	8.1	3.0
Gain and other revenues from sale of reverse mortgage portfolio	(29.3)	-	-
Impairment of LCM indemnification asset balance	21.2	-	-
Release of valuation reserve on AHFS	(10.6)	-	-
LIHTC Method change	-	(29.4)	-
TRS termination charge	69.5	-	243.3
NACCO gain on sale	(25.1)	-	-
Gain on sale - Canada business	-	-	(22.3)
Gain on sale - UK business	-	-	(23.5)
Gain related to IndyMac venture	-	-	(5.0)
Asset impairment	-	-	11.0
Total other non-interest income, excluding noteworthy items (Non-GAAP)	$399.5	$369.7	$357.1

CIT ANNUAL REPORT 2018

4.	Earning Assets, Average Earning Assets (“AEA”) and Core Loans and Leases

Earning asset balances (period end balances) displayed in the table below are directly derived from the respective line items in the balance sheet. These represent revenue generating assets, and the average (AEA) of which provides a basis for management performance calculations, such as NFM and operating expenses as a percentage of AEA. The average is derived using month end balances for the respective period. Because the balances are used in aggregate, as well as the average, there are no direct comparative balances on the balance sheet, and, therefore these are considered non-GAAP measures.

Earning Assets (dollars in millions)

	At or for the Years Ended December 31,
Period End Earning Assets	2018	2017	2016
Loans	$30,795.4	$29,113.9	$29,535.9
Operating lease equipment, net	6,970.6	6,738.9	7,486.1
Assets held for sale	88.4	2,263.1	636.0
Credit balances of factoring clients	(1,674.4)	(1,468.6)	(1,292.0)
Interest-bearing cash	1,596.8	1,440.1	5,608.5
Investment securities	6,233.8	6,469.9	4,491.1
Securities purchased under agreement to resell	400.0	150.0	-
Indemnification assets	10.8	142.4	341.4
Total earning assets (Non-GAAP)	$44,421.4	$44,849.7	$46,807.0
Average earning assets (for the respective years) (Non-GAAP)	$45,214.4	$46,852.1	$47,664.2
AEA adjustment for Commercial Air sale impacts	-	(930.5)	-
AEA, excluding noteworthy items (Non-GAAP)	$45,214.4	$45,921.6	$47,664.2

Certain portfolios within the segments were being managed but were being either run-off or sold. These include a legacy real estate portfolio, NACCO, the LCM portfolio and NSP. In order to gauge the underlying level of loans and leases, management will exclude these portfolios when comparing to prior periods. By excluding these from the total of loans, operating lease equipment and AHFS balances on the balance sheet, this metric is considered non-GAAP, and is presented only to assist the reader in understanding how management views the underlying change in these asset levels in aggregate. The following table reflects the average balances for the respective periods.

Core Average Loans and Leases (dollars in millions)

	Years Ended December 31,
	2018	2017	2016

Total average loans (incl HFS, net of credit balances)	$28,644.8	$28,281.6	$30,233.0
Total average operating lease equipment (incl HFS)	7,738.7	7,685.0	7,222.8
Total average loans and leases	36,383.5	35,966.6	37,455.8
Non-core average portfolio, LCM	3,388.2	4,546.2	5,185.3
Non-core average portfolio, NACCO	937.0	1,012.8	822.4
Non-core average portfolios, NSP	39.3	129.8	943.5
Core average loans and leases	$32,019.0	$30,277.8	$30,504.6

CIT ANNUAL REPORT 2018

5.	Tangible Book Value, ROTCE and Tangible Book Value per Share

TBV, also referred to as tangible common equity, return on tangible common equity (“ROTCE”), and TBV per share are considered key financial performance measures by management, and are used by other financial institutions. TBV, as calculated and used by management, represents CIT’s common stockholders’ equity, less goodwill and intangible assets. ROTCE measures CIT’s profitability applicable to common stockholders as a percentage of average tangible common equity. This measure is useful for evaluating the performance of CIT as it calculates the return available to common stockholders without the impact of intangible assets and deferred tax assets. The average adjusted tangible common equity is derived using averages of balances presented, based on month end balances for the period. TBV per share is calculated by dividing TBV by the outstanding number of common shares. TBV, ROTCE and TBV per share are measurements used by management and users of CIT’s financial data in assessing CIT’s use of equity. We believe the use of ratios that utilize tangible equity provides additional useful information because they present measures of those assets that can generate income.

CIT management believes TBV, ROTCE and TBV per share are important measures for comparative purposes with other institutions, but are not defined under U.S. GAAP, and therefore are considered non-GAAP financial measures.

To provide further information, management included ROTCE calculations, ROTCE calculations excluding noteworthy items and adjusted for the previously disclosed return of capital of common equity to stockholders from the net proceeds of the Commercial Air sale.

Tangible Book Value (dollars in millions)

	Years Ended December 31,
Tangible Book Value	2018	2017	2016
Total common stockholders' equity	$5,621.6	$6,995.0	$10,002.7
Less: Goodwill	(369.9)	(369.9)	(685.4)
Intangible assets	(89.2)	(113.0)	(140.7)
Tangible book value (Non-GAAP)	5,162.5	6,512.1	9,176.6
Less: Disallowed deferred tax asset	(64.6)	(104.8)	(213.7)
Tangible common equity (Non-GAAP)	$5,097.9	$6,407.3	$8,962.9
Average tangible common equity (Non-GAAP)	$5,740.1	$7,486.6	$9,172.3
Estimated capital adjustment related to Commercial Air sale	-	(1,166.7)	(2,975.0)
Average tangible common equity, excluding noteworthy items (Non-GAAP)	$5,740.1	$6,319.9	$6,197.3

Net income (loss) available to common shareholders	$428.2	$458.4	$(848.0)
Goodwill impairment	-	222.1	347.4
Intangible asset amortization, after tax	17.6	16.4	15.7
Valuation allowance	-	-	15.7
Non-GAAP income (loss) - for ROTCE calculation	$445.8	$696.9	$(469.2)
Return on average tangible common equity	7.77%	9.31%	(5.12)%

Non-GAAP income available to common stockholders (from the following non-GAAP noteworthy tables)	$468.4	$555.1	$709.4
Intangible asset amortization, after tax	17.6	16.4	15.7
Valuation allowance	-	-	15.7
Non-GAAP income - for ROTCE calculation	$486.0	$571.5	$740.8
Return on average tangible common equity, excluding noteworthy items and adjusted for estimated capital adjustment	8.47%	9.04%	11.95%

Income (loss) from continuing operations available to common shareholders	$453.2	$249.6	$(182.6)
Goodwill impairment	-	222.1	347.4
Intangible asset amortization, after tax	17.6	16.4	15.7
Valuation allowance	-	-	15.7
Non-GAAP income from continuing operations - for ROTCE calculation	$470.8	$488.1	$196.2
Return on average tangible common equity, adjusted for estimated capital adjustment	8.20%	7.72%	3.17%
Non-GAAP income from continuing operations (from the following non-GAAP noteworthy tables)	$479.6	$504.1	$384.2
Intangible asset amortization, after tax	17.6	16.4	15.7
Valuation allowance	-	-	15.7
Non-GAAP income from continuing operations - for ROTCE calculation, excluding noteworthy items	$497.2	$520.5	$415.6
Return on average tangible common equity, after noteworthy items and adjusted for estimated capital adjustment	8.66%	8.24%	6.71%

CIT ANNUAL REPORT 2018

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

Net Income and Income from Continuing Operations, Excluding Noteworthy Items (dollars in millions, except per share data)

			Pre-Tax	Income	After-tax	Per
	Description	Line Item	Balance	Tax(2)	Balance	Share
Year Ended December 31, 2018
Net income available to common shareholders					$428.2	$3.61
Continuing Operations	NACCO suspended depreciation	Depr. on operating lease equipment	$(26.5)	$7.8	(18.7)	(0.16)
	Gain and other revenues from sale of reverse mortgage portfolio	Other non-interest income	(29.3)	7.7	(21.6)	(0.18)
	Impairment of LCM indemnification asset	Other non-interest income	21.2	(5.7)	15.5	0.13
	Release of valuation reserve on AHFS	Other non-interest income	(10.6)	-	(10.6)	(0.09)
	TRS termination charge	Other non-interest income	69.5	(17.0)	52.5	0.44
	NACCO gain on sale	Other non-interest income	(25.1)	5.7	(19.4)	(0.16)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	38.1	(9.4)	28.7	0.24
Discontinued Operations	Loss on Financial Freedom servicing business		18.7	(4.9)	13.8	0.12
Non-GAAP net income available to common shareholders, excluding noteworthy items(1)					$468.4	$3.94

Income from continuing operations available to common shareholders					$453.2	$3.82
	NACCO suspended depreciation	Depr. on operating lease equipment	$(26.5)	$7.8	(18.7)	(0.16)
	Gain and other revenues from sale of reverse mortgage portfolio	Other non-interest income	(29.3)	7.7	(21.6)	(0.18)
	Impairment of LCM indemnification asset	Other non-interest income	21.2	(5.7)	15.5	0.13
	Release of valuation reserve on AHFS	Other non-interest income	(10.6)	-	(10.6)	(0.09)
	TRS termination charge	Other non-interest income	69.5	(17.0)	52.5	0.44
	NACCO gain on sale	Other non-interest income	(25.1)	5.7	(19.4)	(0.16)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	38.1	(9.4)	28.7	0.24
Non-GAAP income from continuing operations available to common shareholders, excluding noteworthy items(1)					$479.6	$4.04

CIT ANNUAL REPORT 2018

			Pre-Tax	Income	After-tax	Per
	Description	Line Item	Balance	Tax(2)	Balance	Share
Year Ended December 31, 2017
Net income available to common shareholders					$458.4	$2.80
Continuing Operations	Interest on excess cash	Interest income	$(9.1)	$3.5	(5.6)	(0.03)
	Excess interest costs from Commercial Air proceeds usage	Interest expense	23.4	(8.9)	14.5	0.09
	Financial Freedom Transaction - reverse mortgage charge-offs on loans transferred to AHFS	Provision for credit losses	15.5	(6.0)	9.5	0.06
	LIHTC accounting policy change	Other non-interest income	(29.4)	-	(29.4)	(0.18)
	Financial Freedom Transaction - impairments on reverse mortgage related assets	Other non-interest income	26.8	(10.4)	16.4	0.10
	CTA charge	Other non-interest income	8.1	(1.3)	6.8	0.04
	NACCO suspended depreciation	Depr. on operating lease equipment	(16.6)	5.3	(11.3)	(0.07)
	Restructuring costs	Operating expenses	53.0	(18.0)	35.0	0.21
	Goodwill impairment charges	Goodwill impairment	255.6	(33.5)	222.1	1.35
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	218.3	(85.5)	132.8	0.81
	LIHTC accounting policy change	Provision (benefit) for income taxes	-	38.2	38.2	0.23
	Entity restructurings	Provision (benefit) for income taxes	-	14.0	14.0	0.09
	Net deferred income tax benefit from tax items related to NACCO	Provision (benefit) for income taxes	-	(17.2)	(17.2)	(0.10)
	Aggregate benefits related to Tax reform	Provision (benefit) for income taxes	-	(11.6)	(11.6)	(0.07)
	Resolution of legacy tax items	Provision (benefit) for income taxes	-	(19.3)	(19.3)	(0.12)
	Strategic tax item - restructuring of an international legal entity	Provision (benefit) for income taxes	-	(140.4)	(140.4)	(0.86)
Discontinued Operations	Secured debt extinguishment costs		39.0	(5.0)	34.0	0.21
	Financial Freedom servicing asset-related items		3.7	(1.4)	2.3	0.01
	Gain on sale - TC CIT joint venture		(14.0)	1.0	(13.0)	(0.08)
	Financial Freedom net settlement items and servicing rights impairment		(20.2)	7.8	(12.4)	(0.08)
	Suspended depreciation		(113.0)	44.0	(69.0)	(0.42)
	Gain on sale - Commercial Air, net of certain expenses		(134.7)	35.0	(99.7)	(0.61)
Non-GAAP net income available to common shareholders, excluding noteworthy items(1)					$555.1	$3.39

Income from continuing operations available to common shareholders					$249.6	$1.52
	Interest on excess cash	Interest income	$(9.1)	$3.5	(5.6)	(0.03)
	Excess interest costs from Commercial Air proceeds usage	Interest expense	23.4	(8.9)	14.5	0.09
	Financial Freedom Transaction - reverse mortgage charge-offs on loans transferred to AHFS	Provision for credit losses	15.5	(6.0)	9.5	0.06
	LIHTC accounting policy change	Other non-interest income	(29.4)	-	(29.4)	(0.18)
	Financial Freedom Transaction - impairments on reverse mortgage related assets	Other non-interest income	26.8	(10.4)	16.4	0.10
	CTA charge	Other non-interest income	8.1	(1.3)	6.8	0.04
	NACCO suspended depreciation	Depr. on operating lease equipment	(16.6)	5.3	(11.3)	(0.07)
	Restructuring costs	Operating expenses	53.0	(18.0)	35.0	0.21
	Goodwill impairment charges	Goodwill impairment	255.6	(33.5)	222.1	1.35
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	218.3	(85.5)	132.8	0.81
	LIHTC accounting policy change	Provision (benefit) for income taxes	-	38.2	38.2	0.23
	Entity restructurings	Provision (benefit) for income taxes	-	14.0	14.0	0.09
	Net deferred income tax benefit from tax items related to NACCO	Provision (benefit) for income taxes	-	(17.2)	(17.2)	(0.10)
	Aggregate benefits related to Tax reform	Provision (benefit) for income taxes	-	(11.6)	(11.6)	(0.07)

CIT ANNUAL REPORT 2018

	Resolution of legacy tax items	Provision (benefit) for income taxes	-	(19.3)	(19.3)	(0.12)
	Strategic tax item - restructuring of an international legal entity	Provision (benefit) for income taxes	-	(140.4)	(140.4)	(0.86)
Non-GAAP income from continuing operations available to common shareholders, excluding noteworthy items(1)					$504.1	$3.07
			Pre-Tax	Income	After-tax	Per
	Description	Line Item	Balance	Tax(2)	Balance	Share
Year Ended December 31, 2016
Net income available to common shareholders					$(848.0)	$(4.20)
Continuing Operations	TRS Termination charge	Other non-interest income	$243.3	$(96.7)	146.6	0.73
	Asset impairment	Other non-interest income	11.0	(2.8)	8.2	0.04
	Liquidating Europe CTA	Other non-interest income	3.0	-	3.0	0.01
	Gain on sale – UK business	Other non-interest income	(23.5)	8.2	(15.3)	(0.08)
	Gain related to IndyMac venture	Other non-interest income	(5.0)	2.0	(3.0)	(0.01)
	Gain on sale – Canada business	Other non-interest income	(22.3)	5.9	(16.4)	(0.08)
	Restructuring costs	Operating expenses	36.2	(13.6)	22.6	0.11
	Legacy One West Bank matters	Operating expenses	27.3	(10.6)	16.7	0.08
	Consumer goodwill impairment	Goodwill impairment	319.4	-	319.4	1.58
	Commercial Services goodwill impairment	Goodwill impairment	34.8	(6.8)	28.0	0.14
	Canadian assertion change	Provision (benefit) for income taxes	-	54.0	54.0	0.27
	Discrete tax benefit	Provision (benefit) for income taxes	-	(13.0)	(13.0)	(0.06)
	China valuation allowance	Provision (benefit) for income taxes	-	16.0	16.0	0.08
Discontinued Operations	Commercial Air tax provision		-	847.0	847.0	4.20
	Commercial Air suspended depreciation		(106.0)	40.0	(66.0)	(0.33)
	Financial Freedom reserve		27.0	(11.0)	16.0	0.08
	Business Air impairment		7.1	(2.4)	4.7	0.02
	Financial Freedom interest curtailment reserve and servicing rights impairment		249.0	(74.0)	175.0	0.87
	Business Air goodwill impairment		22.5	(8.6)	13.9	0.07
Non-GAAP net income available to common shareholders, excluding noteworthy items(1)					$709.4	$3.51

Income from continuing operations available to common shareholders					$(182.6)	$(0.90)
	TRS Termination charge	Other non-interest income	$243.3	$(96.7)	$146.6	0.73
	Asset impairment	Other non-interest income	11.0	(2.8)	8.2	0.04
	Liquidating Europe CTA	Other non-interest income	3.0	-	3.0	0.01
	Gain on sale – UK business	Other non-interest income	(23.5)	8.2	(15.3)	(0.08)
	Gain related to IndyMac venture	Other non-interest income	(5.0)	2.0	(3.0)	(0.01)
	Gain on sale – Canada business	Other non-interest income	(22.3)	5.9	(16.4)	(0.08)
	Restructuring costs	Operating expenses	36.2	(13.6)	22.6	0.11
	Legacy One West Bank matters	Operating expenses	27.3	(10.6)	16.7	0.08
	Consumer goodwill impairment	Goodwill impairment	319.4	-	319.4	1.58
	Commercial Services goodwill impairment	Goodwill impairment	34.8	(6.8)	28.0	0.14
	Canadian assertion change	Provision (benefit) for income taxes	-	54.0	54.0	0.27
	Discrete tax benefit	Provision (benefit) for income taxes	-	(13.0)	(13.0)	(0.06)
	China valuation allowance	Provision (benefit) for income taxes	-	16.0	16.0	0.08
Non-GAAP income from continuing operations available to common shareholders, excluding noteworthy items(1)					$384.2	$1.90
(1)	Items may not sum due to rounding.
(2)	Income tax rates vary depending on the specific item and the entity location in which it is recorded.

CIT ANNUAL REPORT 2018

7.	Effective Tax Rate Reconciliation

The provision for income taxes before noteworthy items and tax discrete items and the respective effective tax rate are non-GAAP measures, which management uses for analytical purposes to understand the Company’s underlying tax rate. Noteworthy items are presented in item 6 above, and discussed in various sections of the MD&A. The tax discrete items are discussed in the Income Tax section.

	Years Ended December 31,
Effective Tax Rate Reconciliation - Noteworthy items (dollars in millions)	2018	2017	2016
Provision (benefit) for income taxes - GAAP	$164.9	$(67.8)	$203.5
Income tax on noteworthy items	10.9	291.1	57.4
Provision for income taxes, before noteworthy items - Non-GAAP	175.8	223.3	260.9
Income tax - remaining tax discrete items	2.3	24.6	(1.6)
Provision for income taxes, before noteworthy and tax discrete items - Non-GAAP	$178.1	$247.9	$259.3
Income from continuing operations before provision (benefit) for income taxes - GAAP	$637.0	$191.6	$20.9
Noteworthy items before tax	37.3	545.6	624.2
Adjusted Income from continuing operations before provision for income taxes - Non-GAAP	$674.3	$737.2	$645.1
Effective tax rate - GAAP	25.9%	(35.4%)	NM
Effective tax rate, before noteworthy items - Non-GAAP	26.1%	30.3%	40.4%
Effective tax rate, before noteworthy and tax discrete items - Non-GAAP	26.4%	33.6%	40.2%

NM — not meaningful

8.	Regulatory

Included within this Form 10-K are risk-weighted assets, risk-based capital and leverage ratios as calculated under the Basel III Rule for December 31, 2017, and Basel III Rule and the Transition Final Rule (effective January 1, 2018 to extend the regulatory capital treatment under 2017 transition provisions for certain items) for December 31, 2018. Such measures are considered key regulatory capital measures used by banking regulators, investors and analysts to assess CIT’s (as a BHC) regulatory capital position and to compare CIT to other financial institutions. For information on our capital ratios and requirements, see Capital section.

CIT ANNUAL REPORT 2018

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

•	our plans to change our funding mix, to access new sources of funding, and to broaden our use of deposit taking capabilities, and expanding our treasury management services,
•

our pending or potential acquisition and disposition plans, and the integration and restructuring risks inherent in such acquisitions, including the sale of our Financial Freedom servicing business and our proposed sale of our Business Air loan portfolio,

•	our credit risk management and credit quality,
•	our asset/liability risk management,
•	our funding, borrowing costs and NFR,
•	our operational risks, including risk of operational errors, failure of operational controls, success of systems enhancements and expansion of risk management and control functions,
•	our mix of portfolio asset classes, including changes resulting from growth initiatives, new business initiatives, new products, acquisitions and divestitures, new business and customer retention,
•	our legal risks, including the enforceability of our agreements, the impact of legal proceedings, and the impact of changes in laws and regulations,
•	our growth rates, and
•	our commitments to extend credit or purchase equipment.

All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements expressed or implied in these statements. Forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

•	risks inherent in deposit funding, including reducing reliance on brokered deposits, increasing retail non-maturity accounts, and expanding treasury management services,
•	risks inherent in capital markets, including liquidity, changes in market interest rates and quality spreads, and our access to secured and unsecured debt and asset-backed securitization markets,
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

CIT ANNUAL REPORT 2018

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of CIT Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of CIT Group Inc. and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

February 21, 2019

We have served as the Company's auditor since 2018.

CIT ANNUAL REPORT 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CIT Group Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of CIT Group Inc. and its subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for Low Income Housing Tax Credit investments in 2017.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 23, 2018

We served as the Company's auditor from 2001 to 2018.

CIT ANNUAL REPORT 2018

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in millions — except share data)

	December 31,	December 31,
	2018	2017
Assets
Cash and due from banks, including restricted balances of $25.5 at December 31, 2018 and $42.9 at December 31, 2017(¹) (see Note 9 for amounts pledged)	$198.8	$278.6
Interest bearing deposits, including restricted balances of $2.5 at December 31, 2018 and $81.8 at December 31, 2017(¹) (see Note 9 for amounts pledged)	1,596.8	1,440.1
Securities purchased under agreement to resell	400.0	150.0
Investment securities, including securities carried at fair value with changes recorded in net income of $44.6 at December 31, 2018 and $0.4 at December 31, 2017 (see Note 9 for amounts pledged)	6,233.8	6,469.9
Assets held for sale(1)	88.4	2,263.1
Loans (see Note 9 for amounts pledged)	30,795.4	29,113.9
Allowance for loan losses	(489.7)	(431.1)
Total loans, net of allowance for loan losses(1)	30,305.7	28,682.8
Operating lease equipment, net (see Note 9 for amounts pledged)(1)	6,970.6	6,738.9
Bank-owned life insurance	814.1	788.6
Goodwill	369.9	369.9
Other assets, including $119.9 at December 31, 2018 and $68.7 at December 31, 2017, at fair value	1,309.5	1,595.5
Assets of discontinued operations	249.8	501.3
Total Assets	$48,537.4	$49,278.7
Liabilities
Deposits	$31,239.5	$29,569.3
Credit balances of factoring clients	1,674.4	1,468.6
Other liabilities, including $146.6 at December 31, 2018 and $198.1 at December 31, 2017, at fair value	1,261.1	1,437.1
Borrowings, including $0.9 at December 31, 2018 and $1,626.3 at December 31, 2017 contractually due within twelve months	8,118.8	8,974.4
Liabilities of discontinued operations	297.0	509.3
Total Liabilities	42,590.8	41,958.7
Stockholders’ Equity

Preferred Stock: $0.01 par value, 100,000,000 shares authorized, 325,000 shares issued and outstanding	325.0	325.0
Common Stock: $0.01 par value, 600,000,000 shares authorized
Issued: 161,073,078 at December 31, 2018 and 207,628,491 at December 31, 2017	1.6	2.1
Outstanding: 100,919,707 at December 31, 2018 and 131,352,924 at December 31, 2017
Paid-in capital	6,810.8	8,798.1
Retained earnings	1,924.4	1,906.5
Accumulated other comprehensive loss	(178.3)	(86.5)
Treasury stock: 60,153,371 shares at December 31, 2018 and 76,275,567 shares at December 31, 2017 at cost	(2,936.9)	(3,625.2)
Total Common Stockholders’ Equity	5,621.6	6,995.0
Total Equity	5,946.6	7,320.0
Total Liabilities and Equity	$48,537.4	$49,278.7
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

Assets
Cash and interest bearing deposits, restricted	$-	$80.4
Total loans, net of allowance for loan losses	-	119.1
Operating lease equipment, net	-	763.3
Total Assets	$-	$962.8
Liabilities
Beneficial interests issued by consolidated VIEs (classified as long-term borrowings)	$-	$566.6
Total Liabilities	$-	$566.6

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2018

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (dollars in millions — except per share data)

	Years Ended December 31,
	2018	2017	2016
Interest income
Interest and fees on loans	$1,671.8	$1,638.1	$1,779.6
Other interest and dividends	218.6	197.5	131.9
Interest income	1,890.4	1,835.6	1,911.5
Interest expense
Interest on borrowings	354.7	344.4	358.4
Interest on deposits	460.4	373.3	394.8
Interest expense	815.1	717.7	753.2
Net interest revenue	1,075.3	1,117.9	1,158.3
Provision for credit losses	171.0	114.6	194.7
Net interest revenue, after credit provision	904.3	1,003.3	963.6
Non-interest income
Rental income on operating leases	1,009.0	1,007.4	1,031.6
Other non-interest income	373.8	364.2	150.6
Total non-interest income	1,382.8	1,371.6	1,182.2
Total revenue, net of interest expense and credit provision	2,287.1	2,374.9	2,145.8
Non-interest expenses
Depreciation on operating lease equipment	311.1	296.3	261.1
Maintenance and other operating lease expenses	230.4	222.9	213.6
Operating expenses	1,070.0	1,188.5	1,283.5
Goodwill impairment	-	255.6	354.2
Loss on debt extinguishment and deposit redemption	38.6	220.0	12.5
Total non-interest expenses	1,650.1	2,183.3	2,124.9
Income from continuing operations before (benefit) provision for income taxes	637.0	191.6	20.9
Provision (benefit) for income taxes	164.9	(67.8)	203.5
Income (loss) from continuing operations	472.1	259.4	(182.6)
Discontinued Operations
(Loss) income from discontinued operations, net of taxes	(8.7)	90.2	(665.4)
(Loss) gain on sale of discontinued operations, net of taxes	(16.3)	118.6	-
Total (loss) income from discontinued operations, net of taxes	(25.0)	208.8	(665.4)
Net income (loss)	$447.1	$468.2	$(848.0)
Preferred stock dividends	18.9	9.8	-
Net income (loss) available to common shareholders	$428.2	$458.4	$(848.0)
Income (loss) from continuing operations available to common shareholders	$453.2	$249.6	$(182.6)
Basic income (loss) per common share
Income (loss) from continuing operations	$3.85	$1.54	$(0.90)
(Loss) income from discontinued operations	(0.21)	1.28	(3.30)
Basic income (loss) per share	$3.64	$2.82	$(4.20)
Diluted income (loss) per common share
Income (loss) from continuing operations	$3.82	$1.52	$(0.90)
(Loss) income from discontinued operations	(0.21)	1.28	(3.30)
Diluted income (loss) per share	$3.61	$2.80	$(4.20)
Average number of common shares (thousands)
Basic	117,653	162,290	201,850
Diluted	118,777	163,950	201,850

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2018

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in millions)

	Years Ended December 31,
	2018	2017	2016
Net income (loss)	$447.1	$468.2	$(848.0)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16.2)	53.4	4.3
Net unrealized gains (losses) on available for sale securities	(59.1)	(10.6)	(6.3)
Changes in benefit plans net gain (loss) and prior service (cost)/credit	(16.0)	10.8	4.0
Other comprehensive income (loss), net of tax	(91.3)	53.6	2.0
Comprehensive income (loss)	$355.8	$521.8	$(846.0)

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2018

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Minority Interests	Total Equity
December 31, 2015	$—	$2.0	$8,718.1	$2,524.0	$(142.1)	$(157.3)	$0.5	$10,945.2
Net loss	—	—	—	(848.0)	—	—	—	(848.0)
Other comprehensive income, net of tax	—	—	—	—	2.0	—	—	2.0
Dividends paid ($0.60 per Common Share)	—	—	—	(123.0)	—	—	—	(123.0)
Amortization of restricted stock, stock option and performance shares expenses	—	0.1	45.4	—	—	(20.8)	—	24.7
Employee stock purchase plan	—	—	2.3	—	—	—	—	2.3
Other	—	—	—	—	—	—	(0.1)	(0.1)
December 31, 2016	$—	$2.1	$8,765.8	$1,553.0	$(140.1)	$(178.1)	$0.4	$10,003.1
Adoption of Accounting Standard Update 2016-09	—	—	1.0	(1.0)	—	—	—	—
Net income	—	—	—	468.2	—	—	—	468.2
Other comprehensive income, net of tax	—	—	—	—	53.6	—	—	53.6
Dividends paid ($0.61 per Common Share and $30.29 per Preferred share)	—	—	—	(113.7)	—	—	—	(113.7)
Issuance of preferred stock	325.0	—	(7.0)	—	—	—	—	318.0
Share repurchases	—	—	(9.6)	—	—	(3,422.3)	—	(3,431.9)
Amortization of restricted stock, stock option and performance shares expenses	—	—	45.1	—	—	(24.8)	—	20.3
Employee stock purchase plan	—	—	2.8	—	—	—	—	2.8
Other	—	—	—	—	—	—	(0.4)	(0.4)
December 31, 2017	$325.0	$2.1	$8,798.1	$1,906.5	$(86.5)	$(3,625.2)	$—	$7,320.0
Adoption of Accounting Standard Updates 2016-01, 2016-16, and 2018-02	—	—	—	0.7	(0.5)	—	—	0.2
Net income	—	—	—	447.1	—	—	—	447.1
Other comprehensive loss, net of tax	—	—	—	—	(91.3)	—	—	(91.3)
Dividends paid ($0.82 per Common Share and $58.00 per Preferred share)	—	—	—	(115.9)	—	—	—	(115.9)
Share repurchases	—	—	—	—	—	(1,626.7)	—	(1,626.7)
Retirement of Treasury Stock	—	(0.5)	(2,029.1)	(314.0)	—	2,343.6	—	—
Amortization of restricted stock, stock option and performance shares expenses	—	—	38.9	—	—	(28.6)	—	10.3
Employee stock purchase plan	—	—	2.9	—	—	—	—	2.9
December 31, 2018	$325.0	$1.6	$6,810.8	$1,924.4	$(178.3)	$(2,936.9)	$—	$5,946.6

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2018

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions)

	Year Ended December 31,
	2018	2017	2016
Cash Flows From Operations
Net income	$447.1	$468.2	$(848.0)
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	171.0	114.6	210.3
Depreciation on operating lease equipment	311.1	296.3	606.7
Amortization of stock compensation expenses	38.9	45.1	45.4
Net gain on asset sales and impairments on assets held for sale	(128.6)	(298.1)	(70.4)
Loss on debt extinguishment and deposit redemption	38.6	259.0	20.8
Provision for deferred income taxes	118.3	(39.7)	978.5
(Increase) decrease in finance receivables held for sale	(57.4)	(96.2)	336.7
Goodwill and intangible assets impairments	-	255.6	358.4
Decrease in other assets	0.1	172.3	227.4
(Decrease) increase in other liabilities	(143.7)	(712.5)	263.1
Other operating activities	187.1	69.6	277.4
Net cash flows provided by operations	982.5	534.2	2,406.3
Cash Flows From Investing Activities
Changes in loans, net	(1,883.7)	(195.6)	657.1
Purchases of investment securities	(3,020.9)	(7,022.8)	(4,940.9)
Proceeds from sales and maturities of investment securities	2,882.3	4,752.5	3,611.0
Proceeds from asset and receivable sales	1,548.6	907.6	1,754.7
Proceeds from sale of Nacco	1,064.6	—	—
Proceeds from sale of commercial air	—	10,026.0	—
Purchases of assets to be leased and other equipment	(655.6)	(793.3)	(1,866.8)
Proceeds from sale of OREO, net of repurchases	64.5	107.3	129.2
Purchase of bank owned life insurance	—	(781.0)	—
Other investing activities	44.0	63.6	147.6
Net cash flows provided by (used in) investing activities	43.8	7,064.3	(508.1)
Cash Flows From Financing Activities
Proceeds from the issuance of term debt and FHLB advances	4,608.9	2,465.3	2,426.6
Repayments of term debt, FHLB advances, and net settlements	(5,395.9)	(9,601.9)	(4,977.8)
Net increase (decrease) in deposits	1,679.6	(2,729.1)	(459.1)
Repurchase of common stock	(1,626.7)	(3,431.9)	—
Net proceeds from issuance of preferred stock	—	318.0	—
Dividends paid	(115.9)	(113.7)	(123.0)
Other financing activities	(92.1)	10.2	162.1
Net cash flows used in financing activities	(942.1)	(13,083.1)	(2,971.2)
Effect of exchange rate changes on cash and cash equivalents	(15.0)	15.6	(34.6)
Increase (decrease) in cash, cash equivalents and restricted cash	69.2	(5,469.0)	(1,107.6)
Cash, cash equivalents, and restricted cash beginning of period	1,726.4	7,195.4	8,303.0
Cash, cash equivalents, and restricted cash end of period	$1,795.6	$1,726.4	$7,195.4
Supplementary Cash Flow Disclosures
Interest paid	$(809.8)	$(915.2)	$(1,149.7)
Federal, foreign, state and local income taxes (paid) refunded, net	(25.2)	(40.5)	61.2
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	397.9	2,109.6	2,093.6
Transfer of assets from held for sale to held for investment	64.8	174.0	124.4
Deposits on flight equipment purchases applied to acquisition of flight equipment purchases, and origination of finance leases, capitalized interest, and buyer furnished equipment	—	91.2	286.6
Transfers of assets to OREO	39.4	99.0	90.2
Capital lease unexercised bargain purchase options	—	17.5	7.1
Commitments extended during the period on affordable housing investment credits	64.1	60.1	55.0

Reconciliation of cash, cash equivalents and restricted cash on the Balance Sheet to that presented in the above Statements of Cash Flow.

	As of December 31,
	2018	2017	2016
Cash and due from banks, including restricted balances of $25.5, $42.9, and $176.1 at December 31, 2018, December 31, 2017, and December 31, 2016, respectively	$198.8	$278.6	$822.1
Interest bearing deposits, including restricted balances of $2.5, $81.8, and $102.8 at December 31, 2018, December 31, 2017, and December 31, 2016, respectively	1,596.8	1,440.1	5,608.5
Cash included in assets of discontinued operations	—	7.7	764.8
Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$1,795.6	$1,726.4	$7,195.4

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc., together with its subsidiaries (collectively "we", "our", "CIT" or the "Company"), is a bank holding company ("BHC") and a financial holding company ("FHC"). CIT was formed in 1908 and provides financing, leasing and advisory services principally to middle-market companies in a wide variety of industries, primarily in North America. We also provide banking and related services to commercial and individual customers through our banking subsidiary, CIT Bank, N.A. ("CIT Bank" or the “Bank”), which includes over 60 branches located in Southern California and its online bank, cit.com/cit-bank/.

CIT is regulated by the Board of Governors of the Federal Reserve System ("FRB") and the Federal Reserve Bank of New York ("FRBNY") under the U.S. Bank Holding Company Act of 1956, as amended. CIT Bank is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury ("OCC").

BASIS OF PRESENTATION

Basis of Financial Information

The accounting and financial reporting policies of CIT conform to generally accepted accounting principles ("GAAP") in the United States and the preparation of the consolidated financial statements is in conformity with GAAP which requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. Some of the more significant estimates include: allowance for loan losses and loan impairment, realizability of deferred tax assets, and goodwill. Additionally, where applicable, the policies conform to accounting and reporting guidelines prescribed by bank regulatory authorities.

Principles of Consolidation

The accompanying consolidated financial statements include financial information related to CIT and its majority-owned subsidiaries and those and those variable interest entities (“VIEs”) where the Company is the primary beneficiary ("PB").

In preparing the consolidated financial statements, all significant inter-company accounts and transactions have been eliminated. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements.

Discontinued Operations

Discontinued Operations as of December 31, 2018 and December 31, 2017, included certain assets and liabilities of (i) the Business Air business and (ii) the Financial Freedom reverse mortgage servicing business.

Income (loss) from discontinued operations reflects the activities of the Business Air and Financial Freedom businesses for the years ended December 31, 2018, 2017 and 2016, and Commercial Air (a component of Aerospace) for the years ended December 31, 2017 and 2016. We completed the sale of our Commercial Air business on April 4, 2017.

The Financial Freedom servicing business (“Financial Freedom”) was acquired in conjunction with the OneWest Transaction in 2015 and was sold on May 31, 2018. The sale included all the operations, mortgage servicing rights and related servicing assets and liabilities, although certain assets and liabilities of Financial Freedom were still held by CIT Bank at December 31, 2018 and will continue to be held until certain investor consents are received. See further discussion in Note 2 -Discontinued Operations. In conjunction with the sale of Financial Freedom, the Company also sold its reverse mortgage portfolio comprised of loans and related other real estate owned ("OREO") assets, which was serviced by Financial Freedom and was previously reported in continuing operations. See further discussion in Note 3 - Loans. Collectively, the sale of Financial Freedom and the reverse mortgage portfolio is referred to as the "Financial Freedom Transaction".

SIGNIFICANT ACCOUNTING POLICIES

Loans and Leases

CIT extends credit to commercial customers through a variety of financing arrangements including term loans, revolving credit facilities, capital (direct finance) leases and operating leases. CIT also extends credit through Consumer Loans, including residential mortgages and had a portfolio of reverse mortgages, which was sold on May 31, 2018, and was recorded in Assets Held for Sale ("AHFS") as of December 31, 2017. The amounts outstanding on term loans, Consumer Loans, revolving credit facilities and capital leases, along with past due lease payments on operating lease equipment, are referred to as loans. These loans, when combined with AHFS and Operating lease equipment, net are referred to as loans and leases.

It is CIT’s expectation that the majority of the loans and leases originated will be held for the foreseeable future or until maturity. In certain situations, for example to manage concentrations and/or credit risk or where returns no longer meet specified targets, some or all of certain exposures are sold. Loans for which the Company has the intent and ability to hold for the foreseeable future or until maturity are classified as held for investment (“HFI”). If the Company no longer has the intent or ability to hold loans for the foreseeable future, then the loans are transferred to AHFS. Loans originated with the intent to sell are classified as AHFS.

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

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimated residual values less unearned finance income. Management performs periodic reviews of estimated residual values, with other than temporary impairment (“OTTI”) recognized in current period earnings.

If it is determined that a loan should be transferred from HFI to AHFS, then the loan is transferred at its amortized cost basis on the date of transfer, which excludes the allowance for credit losses. Prior to the transfer, CIT applies its write-off policy to the amortized cost basis. If the amortized cost basis exceeds the loan’s fair value at the date of transfer, a valuation allowance is established equal to the difference between amortized cost and fair value. Once classified as AHFS, the amount by which the amortized cost exceeds fair value is recorded as a change in the valuation allowance and is reflected as a reduction to other non-interest income. If it is determined that a loan should be transferred from AHFS to HFI, the loan is transferred at the lower of cost or fair value on the transfer date, which coincides with the date of change in management’s intent. The difference between the carrying value of the loan and the fair value, if lower, is reflected as a loan discount at the transfer date, which reduces its carrying value. Subsequent to the transfer, the discount is accreted into earnings as an increase to interest income over the life of the loan using the effective interest method.

Operating lease equipment is carried at cost less accumulated depreciation. Operating lease equipment is depreciated to its estimated residual value using the straight-line method over the lease term or estimated useful life of the asset. Where management’s intention is to sell the operating lease equipment, these are marked to the lower of cost or fair value and classified as AHFS. Depreciation is no longer recognized and the assets are evaluated for impairment, with any further marks to lower of cost or fair value recorded in other non-interest income. Equipment held for sale in discontinued operations follows the same treatment, with impairment charges reflected in discontinued operations - other non-interest income. Equipment received at the end of the lease, which will be sold, is marked to the lower of cost or fair value with the adjustment recorded in other non-interest income.

Loans acquired are initially recorded at their fair value on the acquisition date. For loans that are not considered credit impaired at the date of acquisition and for which cash flows are evaluated based on contractual terms, a premium or discount is recorded, representing the difference between the unpaid principal balance and the fair value. The discount or premium is accreted or amortized to earnings using the effective interest method as a yield adjustment over the remaining contractual terms of the loans and is recorded in Interest Income. If the loan is prepaid, the remaining discount or premium is recognized in Interest Income. If the loan is sold, the remaining discount is considered in the resulting gain or loss on sale. If the loan is subsequently classified as non-accrual, or transferred to AHFS, accretion or amortization of the discount (premium) is ceased.

For purposes of income recognition, and consistent with valuation models across loan portfolios, the Company has elected not to take a position on the movement of future interest rates in the applicable model. If interest rates rise, the loans will generate higher income. If rates fall, the loans will generate lower income.

Purchased Credit-Impaired Loans

Purchased credit-impaired loans (“PCI loans”) were determined as of the date of purchase to have evidence of credit quality deterioration since origination, which make it probable that the Company will be unable to collect all contractually required payments (principal and interest).  Evidence of credit quality deterioration as of the purchase date may include past due status, recent borrower credit scores, credit rating (probability of obligor default) and recent loan-to-value ratios.

Commercial PCI Loans are accounted for as individual loans. Conversely, Consumer PCI Loans with similar common risk characteristics are pooled together for accounting purposes at the cohort level. Common risk characteristics consist of similar credit risk (e.g., delinquency status, loan-to-value, or credit risk rating) and at least one other predominant risk characteristic (e.g., loan type, collateral type, interest rate index, date of origination or term). For pooled loans, each pool is accounted for as a single asset (i.e., one unit of account) with a single composite interest rate and an aggregate expectation of cash flows for the pool.

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

For PCI loans, the discount recorded includes accretable and non-accretable components. The accretable yield is measured as the excess of the cash flows expected to be collected, estimated at the acquisition date, over the recorded investment (estimated fair value at acquisition) and is recognized in interest income over the remaining life of the loan, or pool of loans, on an effective yield basis. The difference between the cash flows contractually required to be paid, measured as of the acquisition date, over the cash flows expected to be collected is referred to as the non-accretable difference.

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

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CIT sold its reverse mortgage portfolio on May 31, 2018. The Company’s former uninsured reverse mortgages in continuing operations that were determined to be non-PCI were accounted for in accordance with the instructions provided by the staff of the Securities and Exchange Commission (“SEC”) entitled “Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts.” The insured reverse mortgages in continuing operations that were determined to be PCI were accounted for in accordance with the guidance in ASC 310-30. As such, revenue recognition and income measurement for these loans was based on expected rather than contractual cash flows, and the fair value adjustment on these loans included both accretable and non-accretable components.

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

"Interest Income" and "Rental Income on Operating Leases", CIT's two largest revenue items, are out of scope of the new guidance, as are many other revenues relating to other financial assets and liabilities, including loans, leases, securities, and derivatives. As a result, the implementation of the new guidance was limited to certain revenue streams within Non-Interest Income, including some immaterial bank related fees and gains or losses related to the sale and disposition of leased equipment and OREO and requires the Company to apply certain recognition and measurement principles of ASC 606.

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

ASU 2014-09 was adopted using the modified retrospective transition method. CIT elected to apply this guidance only to contracts that were not completed at the date of the initial application. The adoption did not have a significant impact on CIT's financial statements or disclosures. No adjustment to the opening balance of retained earnings was necessary.

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

Rental revenue on operating leases is recognized on a straight line basis over the lease term and is included in Non-interest Income. Intangible assets related to acquisitions completed by the Company and to Fresh Start Accounting (“FSA”) adjustments that were applied as of December 31, 2009 (the Convenience Date) to adjust the carrying value of above or below market operating lease contracts to their fair value. The FSA related adjustments (net) are amortized into rental income on a straight line basis over the remaining term of the respective lease.

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

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The recognition of interest income (including accretion) on consumer mortgages and small ticket Commercial Loans and lease receivables is suspended, and all previously accrued but uncollected revenue is reversed, when payment of principal and/or interest is contractually delinquent for 90 days or more. Accounts, including accounts that have been modified, are returned to accrual status when, in the opinion of management, collection of remaining principal and interest is reasonably assured, and there is a sustained period of repayment performance, generally for a minimum of six months.

The Company periodically modifies the terms of loans in response to borrowers’ financial difficulties. These modifications may include interest rate changes, principal forgiveness or payment deferments. Loans that are modified, where a concession has been made to the borrower, are accounted for as Troubled Debt Restructurings (“TDRs”). TDRs are generally placed on non-accrual upon their restructuring and remain on non-accrual until, in the opinion of management, collection of remaining principal and interest is reasonably assured, and upon collection of six consecutive scheduled payments.

PCI loans in pools that the Company may modify as TDRs are not within the scope of the accounting guidance for TDRs.

Allowance for Loan Losses

The allowance for loan losses ("ALLL") is intended to provide for credit losses inherent in the HFI loan portfolio and is periodically reviewed for adequacy. ALLL is determined based on three key components: (1) specific allowances for loans that are impaired, based upon the value of underlying collateral or projected cash flows, or observable market price, (2) non-specific allowances for estimated losses inherent in the non-impaired portfolio based upon the expected loss over the loss emergence period, and (3) allowances for estimated losses inherent in the portfolio based upon economic risks, industry and geographic concentrations, and other factors, not in the non-specific allowance. Changes to ALLL are recorded in the Provision for Credit Losses.

Determining an appropriate ALLL requires significant judgment that may change based on management’s ongoing process in analyzing the credit quality of the Company’s HFI loan portfolio.

Loans are divided into the following portfolio segments, which correspond to the Company’s business segments: Commercial Banking and Consumer Banking. NSP loans are held for sale, therefore do not have an allowance. Within each portfolio segment, credit risk is assessed and monitored in the following classes of loans: within Commercial Banking, Commercial Finance; Real Estate Finance; Business Capital and Rail, are collectively referred to as “Commercial Loans”, and within Consumer Banking, classes include LCM and Other Consumer Lending, collectively referred to as “Consumer Loans”. ALLL is estimated based upon the loans in the respective class.

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

Allowance Methodology

Commercial Loans

With respect to commercial portfolios, the Company monitors credit quality indicators, including expected and historical losses and levels of, and trends in, past due loans, non-performing assets and impaired loans, collateral values and economic conditions. Commercial Loans are graded according to the Company’s internal rating system with respect to probability of default (“PD”) and loss given default (“LGD”) (severity) based on various risk factors. The non-specific allowance is determined based on the estimated PD, which reflects the borrower’s financial strength, the severity of loss in the event of default, considering the quality of the underlying collateral, and other borrower specific considerations. The PD and severity are derived through historical observations of default and subsequent losses within each risk grading.

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

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

With respect to assets transferred from HFI to AHFS, a write-down of the recorded investment is recognized, to the extent the carrying value exceeds the fair value and the difference relates to credit quality.

An approach similar to the ALLL is utilized to calculate a reserve for losses related to unfunded loan commitments and deferred purchase commitments. A reserve for unfunded loan commitments is maintained to absorb estimated probable losses related to these facilities. The adequacy of the reserve is determined based on periodic evaluations of the unfunded credit facilities, including an assessment of the probability of commitment usage, credit risk factors for loans outstanding to these same customers, and the terms and expiration dates of the unfunded credit facilities. The reserve for unfunded loan commitments and deferred purchase commitments are recorded as a liability on the Consolidated Balance Sheet. Net adjustments to the reserve for unfunded loan commitments and deferred purchase commitments are included in the provision for credit losses.

The allowance policies described above relate to specific and non-specific allowances, and the impaired loans and charge-off policies that follow are applied across the portfolio segments and loan classes therein. Given the nature of the Company’s business, the specific allowance relates to the Commercial Banking segments. The non-specific allowance, which considers the Company’s internal system of PD and loss severity ratings for Commercial Loans, among other factors, is applicable to both Commercial and Consumer Loans. Additionally, divisions in Commercial Banking and Consumer Banking segments also utilize methodologies under ASC 310-30 for PCI loans, as discussed below.

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

Impaired loans of $500 thousand or greater that are placed on non-accrual status, largely in Commercial Finance, Real Estate Finance, and Business Capital, are subject to periodic individual review by the Company’s problem loan management (“PLM”) function. The Company excludes certain loan portfolios from its impaired loans disclosures as charge-offs are typically determined and recorded for such loans beginning at 90-180 days of contractual delinquency. These excluded loan portfolios include small-ticket loans, largely in Business Capital and NSP, and certain Consumer Loans in Consumer Banking that have not been modified in a TDR, as well as short-term factoring receivables in Business Capital. Loans that are within the scope of the accounting guidance for TDRs are all included in our impaired loan disclosures.

Charge-off of Loans

Charge-offs on loans are recorded after considering such factors as the borrower’s financial condition, the value of underlying collateral and guarantees (including recourse to dealers and manufacturers), and the status of collection activities. Such charge-offs are deducted from the carrying value of the related loans. This policy is largely applicable in the loan classes within Commercial Banking. In general, charge-offs of large ticket Commercial Loans ($500 thousand or greater) are determined based on the facts and circumstances related to the specific loan and the underlying borrower and the use of judgment by the Company.  Charge-offs of small ticket Commercial Loans are recorded beginning at 90-150 days of contractual delinquency.  Charge-offs of Consumer Loans are recorded beginning at 120 days of delinquency. The value of the underlying collateral will be considered when determining the charge-off amount if repossession is assured and in process.

Charge-offs on loans originated are reflected in the provision for credit losses. Charge-offs are recognized on Consumer Loans for which losses are reimbursable under loss sharing agreements with the FDIC, with a provision benefit recorded to the extent

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

applicable via an increase to the related indemnification asset. In the event of a partial charge-off on loans with a PAA, the charge-off is first allocated to the respective loan’s discount. Then, to the extent the charge-off amount exceeds such discount, a provision for credit losses is recorded. Collections on accounts charged off post- acquisition are recorded as recoveries in the provision for credit losses. Collections on accounts that exceed the balance recorded at the date of acquisition or that were previously charged off prior to transfer to AHFS are recorded as recoveries in other non-interest income.

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

Investments

Effective January 1, 2018, CIT adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Under ASU 2016-01, companies are not allowed to classify equity securities as available-for-sale (“AFS”) securities, and will no longer recognize unrealized holding gains and losses related to equity securities in accumulated other comprehensive income (“AOCI”). As a result of the adoption, CIT reclassified eligible equity securities AFS to Securities Carried at Fair Value with Changes Recorded in Net Income.

CIT adopted this standard with a cumulative-effect adjustment to the balance sheet as of the adoption date. The cumulative-effect adjustment resulted in a decrease in retained earnings due to the reclassification of $1.1 million of unrealized losses from accumulated other comprehensive loss to opening retained earnings.

Investments in debt securities that have readily determinable fair values not classified as trading securities, investment securities carried at fair value with changes recorded in net income, or as held-to-maturity (“HTM”) securities are classified as AFS securities. Debt securities classified as AFS are carried at fair value with changes in fair value reported in AOCI, a component of stockholders’ equity, net of applicable income taxes. Mortgage-backed securities are classified as either AFS or securities carried at fair value with changes recorded in net income.

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

Debt securities classified as HTM represent securities that the Company has both the ability and the intent to hold until maturity, and are carried at amortized cost. Interest on such securities is included in other interest and dividends. Upon the adoption of ASU 2017-12, Derivatives and Hedging (Topic 815) -Targeted Improvements to Accounting for Hedging Activities, in the fourth quarter of 2017, CIT reclassified all of its HTM debt securities to AFS after evaluating and confirming that these portfolios met the eligibility criteria. There was no impact to the Consolidated Statement of Income.

Debt securities classified as AFS that had evidence of credit deterioration as of the acquisition date and for which it was probable that the Company would not collect all contractually required principal and interest payments were classified as PCI debt securities. Subsequently, the accretable yield (based on the cash flows expected to be collected in excess of the recorded investment or fair value) is accreted to interest income using an effective interest method for PCI securities and securities carried at fair value with changes recorded in net income. The Company uses a flat interest rate forward curve for purposes of applying the effective interest method to PCI securities. On a quarterly basis, the cash flows expected to be collected are reviewed and updated. The expected cash flow estimates take into account relevant market and economic data as of the end of the reporting period including, for example, for securities issued in a securitization, underlying loan-level data, and structural features of the securitization, such as subordination, excess spread, overcollateralization or other forms of credit enhancement. OTTI with credit-related losses are recognized as permanent write-downs, while other changes in expected cash flows (e.g., significant increases and contractual interest rate changes) are recognized through a revised accretable yield in subsequent periods. The non-accretable discount is recorded as a reduction to the investments and will be reclassified to accretable discount should expected cash flows improve or used to absorb incurred losses as they occur.

Equity securities without readily determinable fair values are generally carried at cost or reflect the equity method of accounting.  Non-marketable securities carried at cost are subsequently adjusted for impairment, if any. Equity method investments are recorded at cost, adjusted to reflect the Company’s portion of income, loss or dividend of the investee and are periodically assessed for OTTI, with the net asset values reduced when impairment is deemed to be other-than-temporary.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Evaluating Investments for OTTI

An unrealized loss exists when the current fair value of an individual debt security is less than its amortized cost basis. Unrealized losses that are determined to be temporary in nature are recorded, net of tax, in AOCI for AFS securities, while such losses related to HTM securities are not recorded, as these investments are carried at their amortized cost. Unrealized losses on securities carried at fair value would be recorded through earnings as part of the total change in fair value.

The Company conducts and documents periodic reviews of all securities with unrealized losses to evaluate whether the impairment is other than temporary. Under the guidance for debt securities, OTTI is recognized in earnings for debt securities that the Company has an intent to sell or that the Company believes it is more-likely-than-not that it will be required to sell prior to the recovery of the amortized cost basis. For debt securities classified as HTM that are considered to have OTTI that the Company does not intend to sell and it is more likely than not that the Company will not be required to sell before recovery, the OTTI is separated into an amount representing the credit loss, which is recognized in other non-interest income in the Consolidated Statements of Income, and the amount related to all other factors, which is recognized in other comprehensive income (“OCI”). OTTI on debt securities classified as AFS are recognized in other non-interest income in the Consolidated Statements of Income in the period determined. Impairment is evaluated and to the extent it is credit related amounts are reclassified out of AOCI to other non-interest income. If it is not credit related then, the amounts remain in AOCI.

Amortized cost is defined as the original purchase cost, plus or minus any accretion or amortization of a purchase discount or premium.

Regardless of the classification of the securities as AFS or HTM, the Company assesses each investment with an unrealized loss for impairment.

Factors considered in determining whether a loss is temporary include:

•	the length of time that fair value has been below cost;
•	the severity of the impairment or the extent to which fair value has been below cost;
•	the cause of the impairment and the financial condition and the near-term prospects of the issuer;
•	activity in the market of the issuer that may indicate adverse credit conditions; and
•	the Company’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.

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

Investments in Restricted Stock

As a condition of membership, the Company owns capital stock in both the Federal Home Loan Bank (“FHLB”) of San Francisco and the FRB. The Company’s ownership of capital stock in the FHLB is based upon its outstanding FHLB advances whereas the FRB stock owned is based on a specified ratio relative to the Company’s capital. FHLB and FRB stock may only be sold back to the member institutions at its carrying value and cannot be sold to other parties. For FHLB stock, cash dividends are recorded within other interest and dividends when declared by the FHLB. For FRB stock, the Company is legally entitled (without declaration) to a specified dividend paid semi-annually. Dividends are recorded in other interest and dividends in the Consolidated Statements of Income.

Due to the restricted ownership requirements, the Company accounts for its investments in FHLB and FRB stock at cost, as nonmarketable equity stock. Purchases and redemptions of restricted stock are reflected in the investing section of the Consolidated Statements of Cash Flows. Impairment reviews of these investments are completed at least annually, or when events or circumstances indicate that their carrying amounts may not be recoverable. The Company’s impairment evaluation considers the long-term nature of the investments, the liquidity position of the member institutions, its recent dividend declarations and the intent and ability to hold these investments for a period of time sufficient to ultimately recover the Company’s recorded investment.

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

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For further discussion, see Note 3 – Loans and Note 12 – Fair Value.

Goodwill and Intangible Assets

The Company’s goodwill primarily represents the excess of the purchase prices paid for acquired businesses over the respective fair value of net asset values acquired. The goodwill is assigned to reporting units (“RUs”) at the date the goodwill is initially recorded. Once the goodwill is assigned to the RU, it no longer retains its association with a particular transaction, and all of the activities within the RU, whether acquired or internally generated, are available to support the value of goodwill.

A portion of the Goodwill balance also resulted from the excess of reorganization equity value over the fair value of tangible and identifiable intangible assets, net of liabilities, in connection with the Company’s emergence from bankruptcy in December 2009.

CIT early adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350) as of January 1, 2017. ASU 2017-04 eliminated the requirement to calculate the implied fair value of goodwill (i.e., Step 2 of the goodwill impairment test under current GAAP) to measure a goodwill impairment charge. Instead, entities record an impairment charge based on the excess of a RU’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). The one-step impairment test is applied to goodwill for all RUs, even those with zero or negative carrying amounts. This guidance was applied prospectively to transactions occurring within the period of adoption. The adoption did not result in any impact on the Company’s financial statements.

Goodwill is not amortized but it is subject to impairment testing for each RU on an annual basis, or more often if events or circumstances indicate there may be impairment. The Company follows guidance in ASC 350, Intangibles - Goodwill and Other that includes the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a RU is less than its carrying amount before performing the quantitative goodwill impairment test. Examples of qualitative factors to assess include macroeconomic conditions, industry and market considerations, market changes affecting the Company’s products and services, overall financial performance, and Company specific events affecting operations.

If the Company does not perform the qualitative assessment, or upon performing the qualitative assessment, concludes that it is more likely than not that the fair value of a RU is less than its carrying amount, CIT would be required to perform the quantitative goodwill impairment test for that RU. The quantitative goodwill impairment test involves comparing the fair value of the RU with its carrying value, including goodwill as measured by allocated equity. If the fair value of the RU exceeds its carrying value, goodwill in that unit is not considered impaired. However, if the carrying value exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that RU.  RU fair values are primarily estimated using discounted cash flow models. See Note 25 - Goodwill and Intangible Assets for further details.

Goodwill and intangible assets relate to acquisitions and the remaining amount from FSA adjustments. Intangible assets have finite lives, and as detailed in Note 25 - Goodwill and Intangible Assets, depending on the component, are amortized on an accelerated or straight line basis over the estimated useful lives. Amortization expense for the intangible assets is recorded in operating expenses.

The Company reviews intangible assets for impairment annually or when events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is recognized by writing down the asset to the extent that the carrying amount exceeds the estimated fair value, with any impairment recorded in operating expense.

CIT ANNUAL REPORT 2018

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

The Company invests as a limited partner and its ownership amount in each limited liability entity varies. As a limited partner, the Company is not the PB as it does not meet the power criterion, i.e., it has no power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has no direct ability to unilaterally remove the general partner.  Accordingly, the Company is not required to consolidate these entities on its financial statements.  For further discussion on VIEs, see Note 9 - Borrowings.

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

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Where an impairment loss is recognized, the adjusted carrying amount of an asset will be its new cost basis. For a depreciable asset, the new cost basis is depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

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

The new hedging guidance better aligns the Company’s financial reporting for hedging activities with the economic objectives of those activities and simplifies the application of the hedge accounting model. Among other things, ASU 2017-12: (a) expanded the types of transactions eligible for hedge accounting; (b) eliminated the separate measurement and presentation of hedge ineffectiveness; (c) simplified the requirements around the assessment of hedge effectiveness; (d) provided companies more time to finalize hedge documentation; and (e) enhanced presentation and disclosure requirements.

As a result of the adoption, in the fourth quarter of 2017, CIT reclassified all of its HTM debt securities to AFS after evaluating and confirming that these portfolios met the eligibility criteria. There was no impact to the Consolidated Statement of Income.

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

The Company also enters into foreign currency forward contracts to manage the foreign currency risk associated with its non-U.S. subsidiaries’ funding activities and designates these as foreign currency cash flow hedges for which certain components are reflected in AOCI and others recognized in noninterest income when the underlying transaction impacts earnings. In order to manage its interest rate exposure, the Company enters into fair value hedges of its fixed rate debt and the Company presents the entire change in the fair value of the hedged instrument in the same income statement line as the earnings effect of the hedged item.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses foreign currency forward contracts, interest rate swaps, and options to hedge interest rate and foreign currency risks arising from its asset and liability mix. These are treated as economic hedges.

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

CIT has both bought and sold credit protection in the form of participations on interest rate swaps (risk participations).  These risk participations were entered into in the ordinary course of business to facilitate customer credit needs.  Swap participations where CIT has sold credit protection have maturities ranging between 2019 and 2034 and may require CIT to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction.

All derivative instruments are recorded at their respective fair value. Derivative instruments that qualify for hedge accounting are presented in the balance sheet at their fair values in other assets or other liabilities, with changes in fair value (gains and losses) of cash flow hedges deferred in AOCI. For qualifying derivatives with periodic interest settlements, e.g. interest rate swaps, interest income or interest expense is reported as a separate line item in the Consolidated Statements of Income. Derivatives that do not qualify for hedge accounting are also presented in the Balance Sheet in other assets or other liabilities, but with their resulting gains or losses recognized in other non-interest income. For non-qualifying derivatives with periodic interest settlements, the Company reports interest income with other changes in fair value in other non-interest income.

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

•

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

•

Level 3 - Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments and certain Commercial and Consumer loans whose value is determined using valuation models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes highly structured or long-term derivative contracts and structured finance securities where independent pricing information cannot be obtained for a significant portion of the underlying assets or liabilities.

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

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Procedures and controls are in place to ensure new and existing models are subject to periodic validations by the Independent Model Validation Group (“IMV”). Oversight of the IMV is provided by the Model Governance Committee (“MGC”). All internal valuation models are subject to ongoing review by business unit level management. More complex models, such as those involved in the fair value analysis of financial instruments, are subject to additional oversight, at least quarterly, by the Company’s Valuation Reserve Working Group (“VRWG”), which consists of senior management and subject-matter experts.

For valuations involving the use of third party vendors for pricing of the Company’s assets and liabilities, the Company performs due diligence procedures to ensure that the information obtained and valuation techniques used are appropriate. The Company monitors and reviews the results (e.g., non-binding broker quotes and prices) from these third party vendors to ensure the estimated fair values are reasonable. Although the inputs used by the third party vendors are generally not available for review, the Company has procedures in place to provide reasonable assurance that the relied upon information is complete and accurate. Such procedures may include, as available and applicable, comparison with other pricing vendors, corroboration of pricing by reference to other independent market data and investigation of prices of individual assets and liabilities.

Fair Value Option

Certain MBS are carried at fair value with changes recorded in net income. Unrealized gains and losses are reflected as part of the overall changes in fair value. The Company recognizes interest income on an effective yield basis over the expected remaining life under the accretable yield method pursuant to ASC 310-30. Unrealized and realized gains or losses are reflected in other non-interest income. The determination of fair value for these securities is discussed in Note 12 - Fair Value.

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

The Company is subject to the income tax laws of the United States, its states and municipalities and those of the foreign jurisdictions in which the Company operates. These tax laws are complex, and the manner in which they apply to the taxpayer’s facts is sometimes open to interpretation. Given these inherent complexities, the Company must make judgments in assessing the likelihood that a beneficial income tax position will be sustained upon examination by the taxing authorities based on the technical merits of the tax position. An income tax benefit is recognized only when, based on management’s judgment regarding the application of income tax laws, it is more likely than not that the tax position will be sustained upon examination. The amount of benefit recognized for those tax positions that meet the “more-likely-than-not” recognition threshold is the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company adjusts the level of unrecognized tax benefits when there is new information available to assess the likelihood of the outcome. Liabilities for uncertain income tax positions are included in current taxes payable, which is reflected in accrued liabilities and payables. Accrued interest and penalties for unrecognized tax positions are recorded in income tax expense.

See Note 18 - Income Taxes.

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

Foreign Currency Translation

The Company has limited operations outside the U.S., primarily in Canada. The functional currency for foreign operations is generally the local currency. The value of assets and liabilities of the foreign operations is translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the average exchange rates during the year. The resulting foreign currency translation gains and losses, as well as offsetting gains and losses on hedges of net investments in foreign operations, are reflected in AOCI. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in other non-interest income.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pension and Other Postretirement Benefits

CIT has both funded and unfunded noncontributory defined benefit pension and postretirement plans covering certain U.S. and non-U.S. employees, each of which is designed in accordance with the practices and regulations in the related countries.

Recognition of the funded status of a benefit plan, which is measured as the difference between plan assets at fair value and the benefit obligation, is included in the Balance Sheet. The Company recognizes as a component of OCI, net of tax, the net actuarial gains or losses and prior service cost or credit that arise during the period but are not recognized as components of net periodic benefit cost in the Consolidated Statements of Income.

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

When in the evaluation of its interest in each VIE it is determined that the Company is considered the PB, the VIE’s assets, liabilities and non-controlling interests are consolidated and included in the consolidated financial statements. See Note 9 - Borrowings for further details.

Consolidated VIEs

The most significant types of VIEs that CIT utilizes are 'on balance sheet' secured financings of pools of loans and leases originated by the Company where the Company is the PB.

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

With respect to events or circumstances that could expose CIT to a loss as these are accounted for as on balance sheet, the Company records an ALLL for the credit risks associated with the underlying leases and loans. The VIE has an obligation to pay the debt in accordance with the terms of the underlying agreements.

CIT ANNUAL REPORT 2018

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

Unconsolidated VIE’s

Unconsolidated VIEs include GSE securitization structures, private-label securitizations and limited partnership interests where the Company's involvement is limited to an investor interest where the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE and limited partnership interests.

Non-interest Income

Non-interest income is recognized in accordance with relevant authoritative pronouncements and includes rental income on operating leases and other non-interest income. Other non-interest income includes (1) fee revenues, including fees on lines of credit, letters of credit, capital markets related fees, agent and advisory fees, service charges on deposit accounts, and servicing fees on loans CIT services for others, (2) factoring commissions, (3) gains and losses on leasing equipment, net of impairments,  (4) bank-owned life insurance (“BOLI”) income, (5) gains and losses on investments, net of impairments, and (6) other revenues. Other revenues include gains and losses on OREO sales, gains and losses on derivatives and foreign currency exchange, gains and losses on loan and portfolio sales, and impairment on assets HFS. In addition, other revenues include items that are more episodic in nature, such as gains on work-out related claims, recoveries on acquired loans or loans charged off prior to transfer to AHFS, proceeds received in excess of carrying value on non-accrual accounts HFS that were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and also includes income from joint ventures.

Non-interest Expenses

Non-interest expense is recognized in accordance with relevant authoritative pronouncements and includes depreciation on operating lease equipment, maintenance and other operating lease expenses, loss on debt extinguishments and deposit redemptions, goodwill impairment, and operating expenses.

Operating expenses consists of (1) compensation and benefits, (2) technology costs, (3) professional fees, (4) insurance, (5) net occupancy expenses, (6) advertising and marketing, (7) intangible assets amortization, (8) restructuring costs and (9) other expenses.

Prepaid Railcar Certification Costs

The Company incurs certain costs related to rail tank car safety certifications. These certification costs provide a long-term benefit to the Company as they allow the rail tank cars to comply with government standards and, as such, secure the use of these assets over future periods. These costs are accounted for as a prepaid expense, are classified within Other Assets and are amortized over the life cycle of the anticipated benefit of the re-certification (approximately 10 years).

Stock-Based Compensation

Compensation expense associated with equity-based awards is recognized over the vesting period (requisite service period), which is generally three years, under the “graded vesting” attribution method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. The cost of awards granted to directors in lieu of cash is recognized using the single grant approach with immediate vesting and expense recognition. Expenses related to stock-based compensation are included in operating expenses (compensation and benefits).

Bank-Owned Life Insurance

CIT purchased life insurance policies on the lives of certain officers and employees and is the owner and beneficiary of the policies. These policies, known as BOLI, offset the cost of providing employee benefits. CIT records these BOLI policies as a separate line item in the Consolidated Balance Sheets at each policy’s respective cash surrender value, with changes recorded as other non-interest income in the Consolidated Statements of Income.

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

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock Retirement

The Company may choose to retire treasury shares that it acquires through share repurchases and return those shares to the status of authorized but unissued. The Company accounts for treasury stock transactions under the cost method. For each reacquisition of common stock, the number of shares and the acquisition price for those shares is added to the existing treasury stock count and total value. When treasury shares are retired, the Company's policy is to allocate the excess of the repurchase price over the par value of shares acquired to both retained earnings and paid-in capital. The portion allocated to paid-in capital is determined by applying a percentage, which is determined by dividing the number of shares to be retired by the number of shares issued, to the balance of additional paid-in capital as of the retirement date.

Accounting for Costs Associated with Exit or Disposal Activities

A liability for costs associated with exit or disposal activities, other than in a business combination, is recognized when the liability is incurred. The liability is measured at fair value, with adjustments for changes in estimated cash flows recognized in earnings.

Consolidated Statements of Cash Flows

Unrestricted cash and cash equivalents includes cash and interest-bearing deposits, which are primarily overnight money market investments and short term investments in mutual funds. The Company maintains cash balances principally at financial institutions located in the U.S. The balances are not insured in all cases. Cash and cash equivalents also include amounts at CIT Bank, which are only available for the bank’s funding and investment requirements. Cash inflows and outflows from customer deposits are presented on a net basis. Factoring receivables are presented on a net basis, as a part of change in loans, in the Consolidated Statements of Cash Flows, as factoring receivables are generally due in less than 90 days.

Cash receipts and cash payments resulting from purchases and sales of loans, securities, and other financing and leasing assets are classified as operating cash flows when these assets are originated/acquired and designated specifically for sale.

Activity for loans originated or acquired for investment purposes, including those subsequently transferred to AHFS, is classified in the investing section of the Consolidated Statements of Cash Flows.  The vast majority of the Company’s loan originations are for investment purposes. Cash receipts resulting from sales of loans, beneficial interests and other loans and leases that were not specifically originated and/or acquired and designated for resale are classified as investing cash inflows regardless of subsequent classification.

The cash flows related to investment securities and loans (excluding loans held for sale) purchased at a premium or discount are as follows:

•

CIT classifies the entire cash flow, including the premium, as investing outflow in the period of acquisition and on a subsequent basis, the premium amortization is classified in investing as a positive adjustment, similar to the cumulative earnings approach.

•

CIT classifies the entire cash flow, net of the discount, as investing outflow in the period of acquisition and on a subsequent basis, the discount accretion is classified in investing as a negative adjustment.

Restricted cash includes cash on deposit with other banks that are legally restricted as to withdrawal and primarily serve as collateral for certain servicer obligations of the Company. CIT presents restricted cash activity within the net change in cash and cash equivalents and as part of the beginning and ending balances of cash, cash equivalents and restricted cash in the Statements of Cash Flows, along with a reconciliation of those balances in the Statements of Cash Flows to those shown on the Balance Sheet.

Activity of discontinued operations is included in various line items of the Consolidated Statements of Cash Flows and summary items are disclosed in Note 2 - Discontinued Operations.

Accounting Pronouncements Adopted

During 2018, the Company adopted the following Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”):

Revenue from Contracts with Customers and subsequent related ASUs

ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent related ASUs establishes the principles to apply in determining the amount and timing of revenue recognition.

The adoption of this standard did not have a material impact on CIT’s consolidated financial statements and disclosures. See further discussion in the Revenue Recognition Section within Note 1, Business and Summary of Significant Accounting Policies.

Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets

ASU 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) clarifies the scope of accounting for derecognition or partial sale of nonfinancial assets to exclude all businesses and non-profit activities.

The adoption of this standard did not have a material impact on CIT’s consolidated financial statements and disclosures.  See further discussion in the Revenue Recognition Section within Note 1, Business and Summary of Significant Accounting Policies.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities includes amendments on recognition, measurement, presentation and disclosure of financial instruments. In addition, this guidance adds a new Topic (ASC 321, Investments - Equity Securities) to the FASB Accounting Standards Codification, which provides guidance on accounting for equity investments. ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10) clarifies certain aspects of ASU 2016-01.

The adoption of these standards did not have a material impact on CIT’s consolidated financial statements and disclosures. See further discussion in the Investments Section within Note 1, Business and Summary of Significant Accounting Policies.

Income Taxes: Intra-Entity Transfers of Assets Other than Inventory

ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory requires that the Company recognize the tax expense from the sale of an asset in the seller’s tax jurisdiction when the transfer occurs, and any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer even though the pre-tax effects of the transaction are eliminated in consolidation.

CIT adopted this guidance as of January 1, 2018, using the modified retrospective approach. The adoption of this standard did not have a material impact on CIT's consolidated financial statements and disclosures. The balance sheet impact was an approximately $0.2 million increase to the opening retained earnings due to the adjustment recorded.

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash payments and Restricted Cash

ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments clarifies how entities should classify certain cash receipts and cash payments on the Statement of Cash Flows. The guidance also clarifies how the predominance principle should be applied when cash receipts and cash payments have aspects of more than one class of cash flows.

CIT adopted this guidance as of January 1, 2018, using a retrospective transition method. The adoption of this standard did not have a material impact on CIT’s consolidated financial statements and disclosures.

ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash requires that the Statement of Cash Flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.

CIT adopted this guidance as of January 1, 2018, using a retrospective transition method. The adoption of this standard did not have a material impact on CIT’s consolidated financial statements and disclosures.

Business Combinations: Clarifying the Definition of a Business

ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business narrows the definition of a business and provides guidance to assist entities with evaluating when a set of transferred assets and activities is a business.

CIT prospectively adopted this guidance as of January 1, 2018. The adoption of this standard did not have a material impact on CIT’s consolidated financial statements and disclosures.

Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost

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

Compensation - Stock Compensation: Scope of Modification Accounting

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

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation - Retirement Benefits - Defined Benefits Plans - General: Disclosure Framework - Changes to the Disclosure Requirements for Defined Plans

ASU 2018-14, Compensation - Retirement Benefits - Defined Benefits Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Plans adds, removes, and clarifies disclosure requirements related to defined benefit pension and postretirement plans.

CIT early adopted this guidance in the fourth quarter of 2018 by applying the standard on a retrospective basis to all periods presented. The adoption of this standard did not have a material impact on CITs disclosures, as disclosure enhancements are more qualitative in nature.

Income Statement - Reporting Comprehensive Income: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and improve the usefulness of information reported to financial statement users.

CIT early adopted this guidance as of January 1, 2018, by applying the aggregate portfolio approach. Adjustment to opening retained earnings due to the reclassification of certain tax effects stranded in AOCI was a $1.6 million increase. The adoption did not have a material impact on CIT’s consolidated financial statements and disclosures.

Intangibles - Goodwill and Other – Internal - Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement

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

CIT early adopted ASU 2018-15 as of July 1, 2018 by applying the guidance prospectively to all implementation costs incurred after the date of adoption. Capitalized implementation costs and amortization expense are reflected in "Other assets" and "Operating expenses" within the Company's Consolidated Balance Sheets and Consolidated Statements of Income, respectively. The adoption of this standard did not have a material impact on CITs consolidated financial statements and disclosures.

Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement

The FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement in August 2018. ASU 2018-13 amends ASC 820 to add, remove, and modify fair value measurement disclosure requirements.

CIT early adopted the removed and modified disclosure requirements and the added disclosure requirements in ASU 2018-13 as of July 1, 2018, and October 1, 2018 respectively. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty was applied prospectively. All other amendments were applied retrospectively to all periods presented. The adoption of this standard did not have a material impact on CIT’s disclosures, as disclosure enhancements are more qualitative in nature.

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

•      This guidance should be adopted on a modified retrospective basis through a cumulative-effect adjustment to retained earnings.

•      CIT adopted this guidance as of January 1, 2019.The adoption of this standard did not have a material impact on CIT’s consolidated financial statements and disclosures as unamortized premiums on debt securities are immaterial.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Base Payment Accounting Issued June 2018

•      ASU 2018-07 supersedes ASC 505-50, Equity-Equity-Based Payments to Non- Employees, and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangement.

•      Entities should use a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year, for all (1) liability-classified nonemployee awards that have not been settled as of the adoption date and (2) equity-classified nonemployee awards for which a measurement date has not been established.

•      CIT adopted this guidance as of January 1, 2019.

•      The adoption of this standard did not have a material impact on CIT’s consolidated financial statements and disclosures as CIT’s current accounting for nonemployee share-based payment is consistent with the requirements for employee share-based awards.

ASU 2018-16,

Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

Issued October 2018

•      The amendments in this Update permit use of the Overnight Index Swap (“OIS”) rate based on the Secured Overnight Financing Rate (“SOFR’) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate.

•      Including the OIS rate based on SOFR as an eligible benchmark interest rate during the early stages of the marketplace transition will facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes.

•      Entities should adopt this guidance on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption.

•      CIT adopted this guidance as of January 1, 2019.

•      The adoption of this standard did not have a material impact on CIT’s consolidated financial statements and disclosures as this amendment requires adoption on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-02, Leases (Topic 842), and subsequent related ASUs Issued February 2016

•      The new leasing standard modifies the accounting, presentation, and disclosures for both lessors and lessees.

•      Lessees will need to recognize all leases longer than twelve months on the consolidated balance sheets as lease liabilities with corresponding right-of-use assets (“ROU”). The FASB retained a dual model, requiring leases to be classified as either operating or finance leases. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit thresholds.

•      Lessor accounting remains similar to the current model, but updated to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard. The lessor model requires leases to be classified as sales-type, direct financing or operating leases.

•      The new standard requires lessors to separate lease components from non-lease components that transfer a good or service to the customer.

The lease component will be accounted for using an approach that is substantially equivalent to existing guidance. The non-lease component will be accounted for by lessors in accordance with the revenue recognition guidance or other applicable accounting guidance.

•      The new standard provides lessors with an operating lease practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component if both of the following are met: (i) the timing and pattern of transfer of the nonlease components and associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease.

•      The new standard also requires lessors to record gross revenues and expenses for property taxes paid by the lessor which are reimbursed by the lessee as these taxes are considered to be lessor costs of owning the asset.

•      The new standard has a narrower definition of initial direct costs, and certain incremental costs previously eligible for capitalization will be expensed as incurred.

•      A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application.

•      Entities may choose its date of initial application as either: (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements.

•      CIT adopted this guidance as of January 1, 2019 using January 1, 2019 as the date of initial application. No cumulative-effect adjustment to retained earnings as of January 1, 2019 was necessary as a result of adopting the new standard.

•      The following is the impact on CIT where the Company is both a lessee and a lessor:

•      Lessee Accounting: CIT recognized a lease liability, with a corresponding ROU asset, based on the present value of unpaid lease payments for existing operating leases longer than twelve months as of January 1, 2019. The ROU asset was adjusted per Topic 842 transition guidance for existing balances of accrued and prepaid rent, unamortized lease incentives provided by lessors, and restructuring liabilities. As a result, CIT recognized a ROU asset of approximately $210 million and a corresponding lease liability of approximately $260 million in its Consolidated Balance Sheets. The adoption of the new guidance is expected to result in a decrease in the common equity tier 1 capital (“CET1”) ratio of approximately 5-basis-points.

•      Lessor accounting: CIT elected the “package of practical expedients”, which permits the Company not to reassess its prior conclusions regarding lease identification, lease classification and initial direct costs. The new rules did not have a significant impact on classification of leases as finance or operating. Most of CIT’s finance leases are classified as sales-type leases under ASC 842. No gain or loss is typically recognized at lease commencement for new equipment as there is no difference between equipment fair value and carrying amount. CIT applied the operating lease practical expedient to its Rail portfolio leases and will not separate non-lease components of railcar maintenance services from lease components.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments Issued June 2016

•      ASU 2016-13 introduces a forward-looking “expected loss” model (the “Current Expected Credit Losses” (“CECL”) model) to estimate credit losses over the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current U.S. GAAP.  Estimates of expected credit losses under the new model will be based on relevant information about past events, current conditions, and reasonable and supportable forecasts regarding the collectability of reported amounts. Generally, the new model requires that an allowance for credit losses be estimated and recognized for financial assets measured at amortized cost within its scope.

•      The amendments in this standard eliminates existing guidance for PCI loans, and requires recognition of an allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination (purchased credit deteriorated (“PCD”) loans).

•      Loans previously classified as PCI will be considered PCD at adoption, with credit related discount reflected in ALLL and loan balance.

•      ASU 2016-13 amends existing impairment guidance for AFS securities to incorporate an allowance, which will allow for reversals of impairment losses in the event that the credit of an issuer improves.

•      In addition, ASU 2016-13 expands the

disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the ALLL.

•      Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted (modified-retrospective approach).

•      Effective for CIT as of January 1, 2020. Early adoption is permitted; however, CIT does not intend to early adopt the guidance.

•      CIT is in the process of defining methodologies and processes that will be leveraged to conduct a parallel run process in advance of January 1, 2020. The parallel run will initially focus on technical functionality of the CECL calculation, and will then incorporate operational execution of the end-to-end process as well as disclosure requirements. CIT management has established a project team and a steering committee to provide cross-functional governance over, and make key decisions relating to, the project plan and the parallel run.

•      Although CIT is currently in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements, it currently expects the ALLL to increase upon adoption given that the allowance will be required to cover the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current U.S. GAAP. The extent of this increase is still being evaluated and will depend on economic conditions and the composition of CIT’s loan and lease portfolios at adoption date.

ASU 2018-19, Codification Improvements to Topic 326: Financial Instruments Credit Losses Issued November 2018

•      The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases.

•      Effective for CIT as of January 1, 2020 in conjunction with ASU 2016-13. Early adoption is permitted; however, CIT does not intend to early adopt the guidance.

•      CIT is currently evaluating the impact of this standard on its consolidated financial statements and disclosures.

ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities Issued October 2018

•      The amendments in this guidance for determining whether a decision-making fee is a variable interest require reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety (as currently required in GAAP).

•      The guidance also will create alignment between determining whether a decision making fee is a variable interest and determining whether a reporting entity within a related party group is the PB of a VIE.

•      Entities should adopt this standard retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented.

•      Effective for CIT as of January 1, 2020. Early adoption is permitted.

•      CIT is currently evaluating the impact of this standard on its consolidated financial statements and disclosures and does not intend to early adopt this standard.

NOTE 2 — DISCONTINUED OPERATIONS

Aerospace

The following condensed balance sheet reflects the Business Air business as of December 31, 2018 and 2017. The condensed statements of income include Commercial Air up to the sale on April 4, 2017, and Business Air for all periods. The Commercial Air sale price was $10.4 billion, and we recorded a pre-tax gain of $146 million ($106 million after tax), which is included in the Condensed Statement of Income below for the year ended December 31, 2017.

Condensed Balance Sheet — Aerospace (dollars in millions)

	December 31, 2018	December 31, 2017
Net loans	$54.2	$165.8
Operating lease equipment, net	-	18.4
Other assets	0.4	-
Assets of discontinued operation	$54.6	$184.2
Other liabilities	$5.2	$8.8
Liabilities of discontinued operation	$5.2	$8.8

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statement of Income — Aerospace (dollars in millions)

	Years Ended December 31,
	2018	2017	2016
Interest income	$7.3	$29.3	$72.8
Interest expense	3.2	99.6	369.3
Provision for credit losses	—	—	15.6
Rental income on operating leases	0.5	312.5	1,236.8
Other income(1)	6.1	9.0	22.5
Depreciation on operating lease equipment(2)	—	—	345.6
Maintenance and other operating lease expenses	—	4.2	32.1
Operating expenses(3)	2.5	39.6	101.9
Loss on debt extinguishment(4)	—	39.0	8.3
Income from discontinued operation before provision for income taxes	8.2	168.4	459.3
Provision for income taxes(5)	2.1	70.5	914.6
Gain on sale of discontinued operations, net of taxes	—	118.6	—
Income (loss) from discontinued operations, net of taxes	$6.1	$216.5	$(455.3)
(1)	Other non-interest income includes impairment charges on assets transferred to AHFS of $32 million for the year ended 2016.
(2)

Depreciation on operating lease equipment is suspended when an operating lease asset is placed in Assets Held for Sale. Pre-tax income for 2016 benefited from $106 million of suspended depreciation related to operating lease equipment

(3)

Operating expenses include salaries and benefits and other operating expenses in prior years. Operating expenses included costs related to the commercial air separation initiative for the years ended December 31, 2017 and 2016.

(4)

The Company repaid approximately $1 billion of secured borrowings in the first quarter of 2017 within discontinued operations and recorded a loss of $39 million in relation to the extinguishment of those borrowings.

(5)

Provision for income taxes for the year ended December 31, 2016 includes $847 million net tax expense related to the Company's decision to no longer assert that it would indefinitely reinvest the unremitted earnings of Commercial Air. For the years ended December 31, 2018, 2017 and 2016, the Company's tax rate for discontinued operations was 26%, 42% and 199%, respectively.

Income from the discontinued operations for the years ended December 31, 2017 and 2016 was driven primarily by revenues on leased aircraft, while 2017 also reflected the gain on sale of Commercial Air. The interest expense included amounts allocated to the businesses and on secured debt included in the Condensed Balance Sheet. Operating expenses included in discontinued operations consisted of direct expenses of the Commercial Air and Business Air businesses that were separate from ongoing CIT operations.

In connection with the classification of the Aerospace businesses as discontinued operations, certain indirect operating expenses that previously had been allocated to the businesses have instead been re-allocated as part of continuing operations. The total incremental pretax amounts of indirect overhead expenses that were previously allocated to the Aerospace businesses, and that remain in continuing operations, was approximately $19 million for the year ended December 31, 2016.

Condensed Statement of Cash Flows — Aerospace (dollars in millions)

	Years Ended December 31,
	2018	2017	2016
Net cash flows (used in) provided by operations	$(7.4)	$32.4	$35.7
Net cash flows provided by (used in) investing activities	139.0	10,277.2	(618.6)

Reverse Mortgage Servicing

Financial Freedom, a former division of CIT Bank that serviced reverse mortgage loans, was acquired in conjunction with the OneWest Transaction in 2015 and was sold on May 31, 2018. As part of the Financial Freedom Transaction, the sale of Financial Freedom included all the operations, mortgage servicing rights and related servicing assets and liabilities. During 2018, CIT recognized a net pre-tax loss on disposal of Financial Freedom of $22 million in discontinued operations primarily related to reserves and transaction costs. CIT has agreed to indemnify the purchaser for potential loan defects and servicing deficiencies related to the transferred servicing rights, both of which are capped and subject to time limitations. See Note 1 – Business and Summary of Significant Accounting Policies for a description of the Financial Freedom Transaction.

At December 31, 2018, certain assets and liabilities of Financial Freedom were still held by CIT Bank after the sale, and will continue to be held until the required investor consent is received to qualify for sale treatment, although the economic benefit and risk of the business has been transferred to the buyer. At December 31, 2018, assets of discontinued operations primarily included Home Equity Conversion Mortgage ("HECM") loans. Liabilities included reverse mortgage servicing liabilities, secured borrowings and contingent liabilities.

The Company, as servicer of HECM loans, is obligated to fund future borrower advances, which include fees paid to taxing authorities for borrowers’ unpaid taxes and insurance, mortgage insurance premiums and payments made to borrowers for line of credit draws on HECM loans. In addition, the Company is required to repurchase the HECM loans out of the GNMA HMBS securitization pools once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount or when the property forecloses to OREO, which reduces the secured borrowing balance. HECM loan commitments associated with the servicer obligation to fund future advances totaled $23 million at December 31, 2018 and $34 million at December 31, 2017 (included as part of the Financing commitments table presented in Note 20 – Commitments). Additionally, the Company services $122.5 million and $140.3 million of HMBS outstanding principal balance at December 31, 2018 and 2017, respectively, for transferred loans securitized by IndyMac for which OneWest Bank prior to the acquisition had purchased the mortgage servicing rights (“MSRs”) in connection with the IndyMac Transaction. As the HECM loans are federally insured by the FHA and the secured borrowings guaranteed to the investors by GNMA, the Company does not believe maximum loss exposure as a

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

result of its involvement is material. Upon receiving a required consent from GNMA, CIT shall no longer have this servicer obligation and related assets and liabilities will qualify for derecognition.

As a mortgage servicer of residential reverse mortgage loans prior to the sale of Financial Freedom, the Company was exposed to contingent liabilities for breaches of servicer obligations as set forth in industry regulations established by the Department of Housing and Urban Development (“HUD”) and the Federal Housing Administration (“FHA”) and in servicing agreements with the applicable counterparties, such as third party investors. Under these agreements, the servicer may be liable for failure to perform its servicing obligations, which could include fees imposed for failure to comply with foreclosure timeframe requirements established by servicing guides and agreements to which CIT was a party as the servicer of the loans. The Company had established reserves for contingent servicing-related liabilities for CIT’s servicer obligation that shall remain in discontinued operations until the contingency is resolved.  Separately, the Company had recognized an indemnification receivable from the FDIC of $29 million as of December 31, 2017 for covered servicing-related obligations related to reverse mortgage loans pursuant to the loss share agreement between CIT Bank and the FDIC related to the acquisition by OneWest Bank from the FDIC of certain assets of IndyMac (the “IndyMac Transaction”). During 2018, the indemnification receivable was reduced to zero as the contingent obligation for FDIC covered loans was no longer deemed probable pursuant to ASC 450 and related ASC 805. See Note 3 – Loans for indemnification assets information.

Condensed Balance Sheet — Financial Freedom (dollars in millions)

	December 31, 2018	December 31, 2017
Total cash and deposits, all of which is restricted	$-	$7.7
Net loans(1)	193.9	272.8
Other assets	1.3	36.6
Assets of discontinued operation	$195.2	$317.1
Secured borrowings(1)	$195.0	$268.2
Other liabilities(2)	96.8	232.3
Liabilities of discontinued operation	$291.8	$500.5
(1)	Net loans primarily include $175.9 million and $267.2 million of securitized balances at December 31, 2018 and 2017, respectively. Secured borrowings primarily relate to those receivables.
(2)	Other liabilities primarily include contingent liabilities and reverse mortgage servicing liabilities.

Condensed Statement of Income — Financial Freedom (dollars in millions)

	Years Ended December 31,
	2018	2017	2016
Interest income(1)	$7.3	$10.2	$11.6
Interest expense(1)	7.3	9.5	10.7
Other income (loss)(2)	13.8	(22.9)	15.4
Operating expenses (benefits)(3)	33.2	(9.6)	330.1
Loss from discontinued operation before benefit for income taxes	(19.4)	(12.6)	(313.8)
Benefit for income taxes(4)	(4.6)	(4.9)	(103.7)
Loss on sale of discontinued operation, net of taxes	(16.3)	—	—
Loss from discontinued operation, net of taxes	$(31.1)	$(7.7)	$(210.1)
(1)	Includes amortization for the premium associated with the HECM loans and related secured borrowings.
(2)	For the years ended December 31, 2017 and 2016, other income (loss) included an impairment charge of approximately $50 million and $19 million, respectively, on the mortgage servicing liability.
(3)

Operating expense is comprised of salaries and benefits, professional and legal services, and other expenses such as data processing, premises and equipment, and miscellaneous charges. For the year ended December 31, 2017, operating expenses included a net release of the curtailment reserve of $111 million, which is net of a corresponding decrease in the indemnification receivable from the FDIC, partially offset by an increase of $40 million in other servicing-related reserves. For the year ended December 31, 2016, operating expenses included an increase in servicing-related reserve of approximately $260 million net of a corresponding increase in the indemnification receivable from the FDIC.

(4)	For the years ended December 31, 2018, 2017, and 2016, the Company's tax rate for discontinued operation was 24%, 39%, and 33%, respectively.

Condensed Statement of Cash Flows — Financial Freedom (dollars in millions)

	Years Ended December 31,
	2018	2017	2016
Net cash flows provided by (used in) operations	$14.6	$(37.4)	$(29.3)
Net cash flows provided by investing activities	9.7	114.5	92.9

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Combined Results for Discontinued Operations

The following tables reflect the combined results of the discontinued operations. Details of the balances are discussed in prior tables.

Condensed Combined Balance Sheet (dollars in millions)

	December 31, 2018	December 31, 2017
Total cash and deposits	$-	$7.7
Net loans	248.1	438.6
Operating lease equipment, net	-	18.4
Other assets	1.7	36.6
Assets of discontinued operations	$249.8	$501.3
Secured borrowings	$195.0	$268.2
Other liabilities	102.0	241.1
Liabilities of discontinued operations	$297.0	$509.3

Condensed Combined Statement of Income (dollars in millions)

	Years Ended December 31,
	2018	2017	2016
Interest income	$14.6	$39.5	$84.4
Interest expense	10.5	109.1	380.0
Provision for credit losses	—	—	15.6
Rental income on operating leases	0.5	312.5	1,236.8
Other income (loss)	19.9	(13.9)	37.9
Depreciation on operating lease equipment	—	—	345.6
Maintenance and other operating lease expenses	—	4.2	32.1
Operating expenses	35.7	30.0	432.0
Loss on debt extinguishment	—	39.0	8.3
Income (loss) from discontinued operation before provision (benefit) for income taxes	(11.2)	155.8	145.5
Provision (benefit) for income taxes	(2.5)	65.6	810.9
Gain (loss) on sale of discontinued operations, net of taxes	(16.3)	118.6	—
(Loss) income from discontinued operation, net of taxes	$(25.0)	$208.8	$(665.4)

Condensed Combined Statement of Cash Flows (dollars in millions)

	Years Ended December 31,
	2018	2017	2016
Net cash flows provided by (used in) operations	$7.2	$(5.0)	$6.4
Net cash flows provided by (used in) investing activities	148.7	10,391.7	(525.7)

NOTE 3 — LOANS

Loans, excluding those reflected as discontinued operations, consist of the following:

Loans by Product (dollars in millions)

	December 31, 2018	December 31, 2017
Commercial loans	$22,285.7	$20,892.1
Direct financing leases and leveraged leases	2,489.4	2,685.8
Total commercial	24,775.1	23,577.9
Consumer loans	6,020.3	5,536.0
Total loans	30,795.4	29,113.9
Loans held for sale(1)	88.4	1,095.7
Loans and held for sale loans(1)	$30,883.8	$30,209.6
(1)	Since the Company manages the credit risk and collections of loans held for sale consistently with its loans held for investment, the aggregate amount is presented in this table.

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

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans, excluding loans held for sale, by segment, based on obligor location:

Loans (dollars in millions)

	December 31, 2018			December 31, 2017
	Domestic	Foreign	Total	Domestic	Foreign	Total
Commercial Banking	$22,732.8	$1,530.6	$24,263.4	$21,368.7	$1,790.6	$23,159.3
Consumer Banking(1)	6,532.0	—	6,532.0	5,954.6	—	5,954.6
Total	$29,264.8	$1,530.6	$30,795.4	$27,323.3	$1,790.6	$29,113.9
(1)

The Consumer Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration ("SBA") loans. These loans are excluded from the Consumer loan balances and included in the Commercial loan balances in the tables throughout this note.

The following table presents selected components of the net investment in loans:
Components of Net Investment in Loans (dollars in millions)

	December 31, 2018	December 31, 2017
Unearned income	$(778.8)	$(727.8)
Equipment residual values	506.9	522.6
Net unamortized premiums	20.6	3.7
Accretable yield on PCI loans	(903.8)	(1,063.7)
Net unamortized deferred costs	85.7	68.7
Leveraged lease third party non-recourse debt payable	(71.4)	(97.3)

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

•

Classified — a classified asset ranges from: (1) assets that exhibit a well-defined weakness and are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to (2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non- accrual depending on the evaluation of these factors.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes commercial loans by the risk ratings that bank regulatory agencies utilize to classify credit exposure and which are consistent with indicators the Company monitors. The consumer loan risk profiles are different from commercial loans, and use loan-to-value (“LTV”) ratios in rating the credit quality, and therefore are presented separately below.

Commercial Loans, Including Loans Held for Sale— Risk Rating by Class / Segment (dollars in millions)

Grade:	Pass	Special Mention	Classified- accruing	Classified- non-accrual	PCI Loans	Total
December 31, 2018
Commercial Banking
Commercial Finance	$8,637.7	$559.5	$1,096.3	$190.0	$4.7	$10,488.2
Real Estate Finance	5,023.2	162.2	225.5	2.2	32.2	5,445.3
Business Capital	7,550.1	415.3	299.3	45.7	—	8,310.4
Rail	82.7	0.5	0.6	—	—	83.8
Total Commercial Banking	21,293.7	1,137.5	1,621.7	237.9	36.9	24,327.7
Consumer Banking
Other Consumer Banking(1)	446.4	7.1	55.8	0.4	1.8	511.5
Total Consumer Banking	446.4	7.1	55.8	0.4	1.8	511.5
Non- Strategic Portfolios	5.7	1.0	7.4	6.1	—	20.2
Total	$21,745.8	$1,145.6	$1,684.9	$244.4	$38.7	$24,859.4
December 31, 2017
Commercial Banking
Commercial Finance	$8,284.1	$640.9	$981.9	$134.8	$10.6	$10,052.3
Real Estate Finance	5,228.1	139.9	174.3	2.8	45.1	5,590.2
Business Capital	7,028.6	269.2	228.8	53.2	—	7,579.8
Rail	100.6	2.0	1.2	—	—	103.8
Total Commercial Banking	20,641.4	1,052.0	1,386.2	190.8	55.7	23,326.1
Consumer Banking
Other Consumer Banking(1)	378.5	5.9	31.9	—	2.2	418.5
Total Consumer Banking	378.5	5.9	31.9	—	2.2	418.5
Non- Strategic Portfolios	35.7	7.6	10.2	9.8	—	63.3
Total	$21,055.6	$1,065.5	$1,428.3	$200.6	$57.9	$23,807.9
(1)	Other Consumer Banking loans primarily consisted of SBA loans.

The following table provides a summary of the consumer loan LTV distribution and the covered loans held for investment balances for single-family residential (“SFR”) mortgage loans. The average LTV for the Total Consumer Loans included below at December 31, 2018 and 2017, were 64% and 68%, respectively.

Consumer Loans LTV Distribution (dollars in millions)

	Single Family Residential
					Total
	Covered Loans		Non-covered Loans		Consumer
LTV Range	Non-PCI	PCI	Non-PCI	PCI	Loans
December 31, 2018
Greater than 125%	$1.3	$105.6	$4.9	$-	$111.8
101% – 125%	5.3	186.1	4.7	—	196.1
80% – 100%	27.3	446.8	220.3	—	694.4
Less than 80%	1,068.5	916.0	3,032.6	—	5,017.1
Not Applicable(1)	—	—	0.9	—	0.9
Total	$1,102.4	$1,654.5	$3,263.4	$—	$6,020.3

December 31, 2017
Greater than 125%	$2.7	$160.0	$7.7	$—	$170.4
101% – 125%	6.4	291.5	4.4	—	302.3
80% – 100%	77.4	566.2	137.3	—	780.9
Less than 80%	1,306.1	878.1	2,089.7	7.7	4,281.6
Not Applicable(1)	—	—	0.8	—	0.8
Total	$1,392.6	$1,895.8	$2,239.9	$7.7	$5,536.0
(1)	Certain Consumer Loans do not have LTV's.

The SFR amounts represent the carrying value, which differ from unpaid principal balances, and include the premiums or discounts and the accretable yield and non-accretable difference for PCI loans recorded in purchase accounting. Certain consumer SFR loans are “covered loans” for which the Company can be reimbursed for a substantial portion of certain future losses. Covered loans relate to loans acquired from the OneWest Bank acquisition with indemnifications provided by the FDIC under the loss sharing agreements for certain future losses.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The loss share agreements with the FDIC relates to the IndyMac Transaction and the FDIC-assisted transactions of First Federal in December 2009 (“First Federal Transaction”) and La Jolla in February 2010 (“La Jolla Transaction”) with the indemnification period ending in March 2019, December 2019 and February 2020, respectively. The FDIC indemnifies the Company against certain credit losses on covered loans based on specified thresholds outlined in the respective loss share agreement. As of December 31, 2018, covered loans are limited to the LCM division.

As of December 31, 2018 and 2017, the indemnification asset totaled $10.8 million and $142.4 million, respectively, and a receivable from the FDIC totaled $6.4 million and $9.2 million, respectively. Apart from the loss share reimbursements from the FDIC, the decline in the indemnification asset during 2018 reflects the reduction in the indemnification receivable from the FDIC related to covered servicer-related obligations for reverse mortgages from $29 million to zero (see Note 2 – Discontinued Operations) and an impairment charge of $21 million and amortization of $40 million, as discussed below.

The recognized indemnification asset is limited to the IndyMac Transaction with excess losses reimbursed by the FDIC at 80% since acquisition and 95% effective August 2018. No indemnification asset was recognized in connection with the First Federal Transaction and La Jolla Transaction. The Company separately recognizes a net receivable (recorded in other assets) for the claim submissions filed with the FDIC and a net payable (recorded in other liabilities) for the remittances due to the FDIC for previously submitted claims that were later recovered by investor (e.g., guarantor payments, recoveries).

The amount of net amortization recognized on the indemnification asset from the IndyMac Transaction was $40 million, $47 million and $22 million for the years ended December 31, 2018, 2017 and 2016, respectively. Due to the improving credit quality of the indemnified PCI loans since acquisition, the decrease in expected credit losses from the indemnified PCI loans results in a decline in expected reimbursements from the FDIC for qualifying losses. Consistent with mirror accounting, the declines in expected cash flows from the FDIC result in a higher negative yield on the indemnification asset applied prospectively over the remaining contract period.

During the year ended December 31, 2018, CIT performed a collectability assessment of the probable losses to be reimbursed by the FDIC given the significantly shorter remaining life of the indemnification asset in comparison to the weighted average life of the related covered loans and significant decline in loss share claims filed with the FDIC. Separate from the higher negative yield to amortize the reductions in expected indemnification asset cash flows due to an increase in expected cash flows on the covered loans from improved credit performance, CIT recorded an impairment of $21 million in other noninterest income for the amounts deemed uncollectable within the remaining indemnification period based on CIT’s loan level review of the covered loans.

Included in the consumer loan balances as of December 31, 2018 and 2017, were loans with terms that permitted negative amortization with an unpaid principal balance of $382 million and $484 million, respectively.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Loans Including Held for Sale Loans - Delinquency Status (dollars in millions)

	Past Due
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due	Current(1)	PCI Loans(2)	Total
December 31, 2018
Commercial Banking
Commercial Finance	$—	$—	$70.3	$70.3	$10,413.2	$4.7	$10,488.2
Real Estate Finance	8.9	12.0	5.1	26.0	5,387.1	32.2	5,445.3
Business Capital	146.7	35.4	17.5	199.6	8,110.8	—	8,310.4
Rail	2.8	0.9	1.5	5.2	78.6	—	83.8
Total Commercial Banking	158.4	48.3	94.4	301.1	23,989.7	36.9	24,327.7
Consumer Banking
Legacy Consumer Mortgages	25.9	5.9	37.6	69.4	1,063.5	1,654.5	2,787.4
Other Consumer Banking	25.3	3.1	2.1	30.5	3,716.2	1.8	3,748.5
Total Consumer Banking	51.2	9.0	39.7	99.9	4,779.7	1,656.3	6,535.9
Non-Strategic Portfolios	0.1	1.3	5.8	7.2	13.0	—	20.2
Total	$209.7	$58.6	$139.9	$408.2	$28,782.4	$1,693.2	$30,883.8
December 31, 2017
Commercial Banking
Commercial Finance	$4.5	$—	$49.3	$53.8	$9,987.9	$10.6	$10,052.3
Real Estate Finance	8.7	—	4.1	12.8	5,532.3	45.1	5,590.2
Business Capital	172.2	33.4	19.1	224.7	7,355.1	—	7,579.8
Rail	3.9	1.4	0.8	6.1	97.7	—	103.8
Total Commercial Banking	189.3	34.8	73.3	297.4	22,973.0	55.7	23,326.1
Consumer Banking
Legacy Consumer Mortgages	26.7	7.6	34.8	69.1	2,219.5	1,903.5	4,192.1
Other Consumer Banking	9.6	0.5	0.4	10.5	2,615.4	2.2	2,628.1
Total Consumer Banking	36.3	8.1	35.2	79.6	4,834.9	1,905.7	6,820.2
Non-Strategic Portfolios	1.8	7.7	9.4	18.9	44.4	—	63.3
Total	$227.4	$50.6	$117.9	$395.9	$27,852.3	$1,961.4	$30,209.6
(1)

As of December 31, 2018, the reverse mortgage loans were sold. As of December 31, 2017, due to their nature, reverse mortgage loans were included in ‘Current’, as they did not have contractual payments due at a specified time. During the first quarter of 2018, an immaterial error was discovered and corrected relating to the December 31, 2017 ‘Current’ balance for LCM, which was understated by $861 million, and the ‘Current’ balance for Other Consumer Banking, which was overstated by $861 million. There was no change to the ‘Total Consumer Banking” ‘Current’ balance. The presentation reflects the revised ‘Current’ and ‘Total’ balances at December 31, 2017 for each class.

(2)

PCI loans are categorized separately, as the balances represent an estimate of cash flows deemed to be collectible. Although PCI loans may be contractually past due, we expect to fully collect the new carrying values.

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

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth non-accrual loans, assets received in satisfaction of loans (OREO and repossessed assets) and loans 90 days or more past due and still accruing.

Loans on Non-Accrual Status (dollars in millions)(1)

	December 31, 2018			December 31, 2017
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial Banking
Commercial Finance	$190.0	$-	$190.0	$134.8	$-	$134.8
Real Estate Finance	2.2	-	2.2	2.8	-	2.8
Business Capital	45.7	-	45.7	53.2	-	53.2
Total Commercial Banking	237.9	-	237.9	190.8	-	190.8
Consumer Banking
Legacy Consumer Mortgages	32.2	-	32.2	19.9	-	19.9
Other Consumer Banking	6.1	-	6.1	0.4	-	0.4
Total Consumer Banking	38.3	-	38.3	20.3	-	20.3
Non-Strategic Portfolios	-	6.1	6.1	-	9.8	9.8
Total	$276.2	$6.1	$282.3	$211.1	$9.8	$220.9
Repossessed assets and OREO			33.0			54.6
Total non-performing assets			$315.3			$275.5
Commercial loans past due 90 days or more accruing			$21.9			$11.7
Consumer loans past due 90 days or more accruing			13.7			20.2
Total accruing loans past due 90 days or more			$35.6			$31.9
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

The table below summarizes the residential mortgage loans in the process of foreclosure and OREO:

Loans in Process of Foreclosure and OREO (dollars in millions)(1)

	December 31, 2018	December 31, 2017
PCI	$122.6	$133.7
Non-PCI	24.1	140.9
Loans in process of foreclosure	$146.7	$274.6
OREO	$32.0	$52.1
(1)

As of December 31, 2018, the decrease in Non-PCI and OREO balances reflects the sale of the reverse mortgage portfolio in May 2018.  As of December 31, 2017, the table included $122.5 million of reverse mortgage loans in the process of foreclosure and $21.0 million of reverse mortgage OREO.

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

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans (dollars in millions)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(3)
December 31, 2018
With no related allowance recorded:
Commercial Banking
Commercial Finance	$89.4	$112.1	$—	$83.7
Business Capital	7.1	9.5	—	11.0
Real Estate Finance	2.3	2.3	—	1.4
Consumer Banking
Other Consumer Banking	4.4	4.4	—	1.8
LCM	31.5	34.8	—	26.4
With an allowance recorded:
Commercial Banking
Commercial Finance	101.8	120.9	43.5	102.6
Business Capital	11.2	11.1	3.9	9.6
Real Estate Finance	—	—	—	0.5
Consumer Banking
Other Consumer Banking	—	—	—	0.1
Total Impaired Loans(1)	247.7	295.1	47.4	237.1
Total Loans Impaired at Acquisition Date(2)	1,693.2	2,489.9	18.4	1,829.2
Total	$1,940.9	$2,785.0	$65.8	$2,066.3
December 31, 2017
With no related allowance recorded:
Commercial Banking
Commercial Finance	$51.9	$72.7	$—	$59.9
Business Capital	11.7	13.4	—	5.7
Real Estate Finance	—	—	—	0.4
With an allowance recorded:
Commercial Banking
Commercial Finance	95.9	96.1	21.3	136.6
Business Capital	10.5	10.5	4.3	14.2
Real Estate Finance	2.7	2.8	0.4	5.6
Total Impaired Loans(1)	172.7	195.5	26.0	222.4
Total Loans Impaired at Acquisition Date(2)	1,961.4	2,870.2	19.1	2,168.8
Total	$2,134.1	$3,065.7	$45.1	$2,391.2
(1)

Interest income recorded for the year ended December 31, 2018 while the loans were impaired was approximately $1.0 million, of which none was recognized using the cash-basis method of accounting. Interest income recorded for the year ended December 31, 2017 while the loans were impaired was $2.4 million, of which none was recognized using the cash-basis method of accounting.

(2)	Details of loans that were identified as impaired at the Acquisition Date are presented under Loans Acquired with Deteriorated Credit Quality.
(3)	Average recorded investment for the year ended December 31, 2018, and December 31, 2017.

Impairment occurs when, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to contractual terms of the agreement. For commercial loans, the Company has established review and monitoring procedures designed to identify, as early as possible, customers that are experiencing financial difficulty. Credit risk is captured and analyzed based on the Company's PD and LGD ratings. A PD rating is determined by evaluating borrower credit-worthiness, including analyzing credit history, financial condition, cash flow adequacy, financial performance and management quality. An LGD rating is predicated on transaction structure, collateral valuation and related guarantees or recourse. Further, related considerations in determining probability of collection include the following:

•	Instances where the primary source of payment is no longer sufficient to repay the loan in accordance with the terms of the loan document;
•	Lack of current financial data related to the borrower or guarantor;
•	Delinquency status of the loan;
•	Borrowers experiencing problems, such as operating losses, marginal working capital, inadequate cash flow, excessive financial leverage or business interruptions;
•	Loans secured by collateral that is not readily marketable or that has experienced or is susceptible to deterioration in realizable value; and
•	Loans to borrowers in industries or countries experiencing severe economic instability.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A shortfall between the estimated value and recorded investment in the loan is reported in the provision for credit losses. In instances when the Company measures impairment based on the present value of expected future cash flows, the change in present value is reported in the provision for credit losses.

The following summarizes key elements of the Company's policy regarding the determination of collateral fair value in the measurement of impairment:

•	"Orderly liquidation value" is the basis for collateral valuation;
•	Appraisals are updated annually or more often as market conditions warrant; and
•	Appraisal values are discounted in the determination of impairment if the:
•	appraisal does not reflect current market conditions; or
•	collateral consists of inventory, accounts receivable, or other forms of collateral that may become difficult to locate or collect or may be subject to pilferage in a liquidation.

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

Purchased Credit Impaired Loans (dollars in millions)

December 31, 2018	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses
Commercial Banking
Commercial Finance	$9.0	$4.7	$0.4
Real Estate Finance	37.7	32.2	8.8
Consumer Banking
Other Consumer Banking	2.3	1.8	—
Legacy Consumer Mortgages	2,440.9	1,654.5	9.2
	$2,489.9	$1,693.2	$18.4
December 31, 2017
Commercial Banking
Commercial Finance	$16.4	$10.6	$0.7
Real Estate Finance	60.1	45.1	7.0
Consumer Banking
Other Consumer Banking	3.0	2.2	—
Legacy Consumer Mortgages	2,790.7	1,903.5	11.4
	$2,870.2	$1,961.4	$19.1

The following table summarizes the carrying value of commercial PCI loans, which are monitored for credit quality based on internal risk classifications. See previous table Consumer Loan LTV Distribution for credit quality metrics on consumer PCI loans.

Carrying Value of Commercial PCI Loans (dollars in millions)

	December 31, 2018			December 31, 2017
	Non- criticized	Criticized	Total	Non- criticized	Criticized	Total
Commercial Finance	$—	$4.7	$4.7	$—	$10.6	$10.6
Real Estate Finance	14.6	17.6	32.2	21.8	23.3	45.1
Total	$14.6	$22.3	$36.9	$21.8	$33.9	$55.7

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

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the accretable yield for PCI loans are summarized below.

Change in Accretable Yield (dollars in millions)

	Years Ended December 31,
	2018	2017	2016
Balance, beginning of period	$1,063.7	$1,261.4	$1,299.1
Accretion into interest income	(167.5)	(204.6)	(208.3)
Reclassification from non-accretable difference	17.8	38.5	213.7
Disposals and Other	(10.2)	(31.6)	(43.1)
Balance, end of period	$903.8	$1,063.7	$1,261.4

Troubled Debt Restructuring

The Company periodically modifies the terms of loans in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower are accounted for as TDRs.

A restructuring of a debt constitutes a TDR for purposes of ASC 310-40, if CIT, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. A concession either stems from an agreement between CIT and the debtor or is imposed by law or a court of law.  One key indicator of a concession is the lender granting a term or condition that it would not ordinarily consider, such as accepting assets other than cash in partial settlement of the obligation. Another key indicator of a concession is the lender agreeing to a term or condition that is below market, such as lowering the interest rate or agreeing to convert scheduled cash pay interest to Payment in Kind (“PIK”).”

A TDR may include, but is not limited to, one or a combination of the following:

•

Transfer from the debtor to the creditor of receivables from third parties, real estate, or other assets to satisfy a debt in full or in part. This includes a transfer resulting from foreclosure or repossession.

•

Issuance or other granting of an equity interest by the debtor to the creditor as partial repayment of the debt, unless the equity interest is granted pursuant to existing terms for converting the debt into an equity interest

•	Modification of the terms of a debt, such as one or a combination of the following:
o	Reduction (absolute or contingent) of the stated interest rate for the remaining original life of the debt
o	Reduction (absolute or contingent) of the face amount or maturity extension of the debt
o	Reduction (absolute or contingent) of accrued interest
o	Deferral of payments

Modified loans that meet the definition of a TDR are subject to the Company's impaired loan policy.

The following table presents recorded investment of TDRs, excluding those within a trial modification period, and those classified as PCI as of and during the years ended December 31, 2018, 2017 and 2016:

TDRs (dollars in millions)

	December 31, 2018		December 31, 2017		December 31, 2016
	Recorded Investment	% Total TDR	Recorded Investment	% Total TDR	Recorded Investment	% Total TDR
Commercial Banking	$70.2	80%	$86.3	83%	$70.0	85%
Consumer Banking	17.7	20%	17.2	17%	12.3	15%
Total	$87.9	100%	$103.5	100%	$82.3	100%
Percent non-accrual	79%		63%		41%

Modifications (dollars in millions)

	Years Ended December 31,
	2018	2017	2016
Recorded investment related to modifications qualifying as TDRs that occurred during the years (1)	$68.9	$92.5	$80.5
Recorded investment at the time of default of TDRs that experienced a payment default (payment default is one missed payment) during the years and for which the payment default occurred within one year of the modification	21.8	47.0	11.3

There were $6.1 million and $13.4 million as of December 31, 2018 and December 31, 2017, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is presented below. Although the focus is on the December 31, 2018 amounts, the overall nature and impact of modification programs were comparable in the prior year.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Modifications qualifying as TDRs based upon recorded investment at December 31, 2018 were comprised of payment deferrals (50%) and covenant relief and/or other (50%).  At December 31, 2017, TDR recorded investment was comprised of payment deferrals (31%) and covenant relief and/or other (69%).

•

Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods.

•

Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. The weighted average change in interest rates for all TDRs occurring during the years ended December 31, 2018 and 2017 was not significant.

•

Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during years ended December 31, 2018 and 2017 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs.

•

The other elements of the Company’s modification programs that are not TDRs, do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

The Company maintains an ALLL for estimated credit losses in its HFI loan portfolio. See Note 1 for the Company's methodology for recording the ALLL.

Allowance for Loan Losses and Recorded Investment in Loans (dollars in millions)

	Commercial Banking	Consumer Banking	Total
Year Ended December 31, 2018
Balance - December 31, 2017	$402.2	$28.9	$431.1
Provision for credit losses	167.1	3.9	171.0
Other(1)	3.0	0.0	3.0
Gross charge-offs	(138.7)	(4.1)	(142.8)
Recoveries	26.6	0.8	27.4
Balance - December 31, 2018	$460.2	$29.5	$489.7
Allowance balance at December 31, 2018
Loans individually evaluated for impairment	$47.4	$-	$47.4
Loans collectively evaluated for impairment	403.6	20.3	423.9
Loans acquired with deteriorated credit quality(2)	9.2	9.2	18.4
Allowance for loans losses	$460.2	$29.5	$489.7
Other reserves(1)	$41.4	$0.1	$41.5
Loans at December 31, 2018
Loans individually evaluated for impairment	$211.8	$35.9	$247.7
Loans collectively evaluated for impairment	24,014.7	4,839.8	28,854.5
Loans acquired with deteriorated credit quality(2)	36.9	1,656.3	1,693.2
Ending Balance	$24,263.4	$6,532.0	$30,795.4
Percentage of loans to total loans	78.8%	21.2%	100.0%
Year Ended December 31, 2017
Balance - December 31, 2016	$408.4	$24.2	$432.6
Provision for credit losses	88.7	25.9	114.6
Other(1)	(0.8)	(0.1)	(0.9)
Gross charge-offs	(115.2)	(22.5)	(137.7)
Recoveries	21.1	1.4	22.5
Balance - December 31, 2017	$402.2	$28.9	$431.1
Allowance balance at December 31, 2017
Loans individually evaluated for impairment	$26.0	$-	$26.0
Loans collectively evaluated for impairment	368.5	17.5	386.0
Loans acquired with deteriorated credit quality(2)	7.7	11.4	19.1
Allowance for loans losses	$402.2	$28.9	$431.1
Other reserves(1)	$44.5	$-	$44.5
Loans at December 31, 2017
Loans individually evaluated for impairment	$172.7	$-	$172.7
Loans collectively evaluated for impairment	22,930.9	4,048.9	26,979.8
Loans acquired with deteriorated credit quality(2)	55.7	1,905.7	1,961.4
Ending Balance	$23,159.3	$5,954.6	$29,113.9
Percentage of loans to total loans	79.5%	20.5%	100.0%
(1)

“Other” also includes allowance for loan losses associated with loan sales and foreign currency translations.  “Other reserves” represents credit loss reserves for unfunded lending commitments, letters of credit and deferred purchase agreements, all of which is recorded in Other liabilities.

(2)	Represents loans considered impaired as part of the OneWest transaction and are accounted for under the guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality).

NOTE 5 — OPERATING LEASE EQUIPMENT

The following table provides the net book value (net of accumulated depreciation of $1.2 billion at December 31, 2018 and $1.0 billion at December 31, 2017) of operating lease equipment, by equipment type.

Operating Lease Equipment (dollars in millions)

	December 31, 2018	December 31, 2017
Railcars and locomotives	$6,420.7	$6,260.5
Other equipment	549.9	478.4
Total(1)	$6,970.6	$6,738.9
(1)	Includes equipment off-lease of $380.4 million and $488.2 million at December 31, 2018 and 2017, respectively, primarily consisting of rail assets.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents future minimum lease rentals due on non-cancellable operating leases at December 31, 2018. Excluded from this table are variable rentals, including rentals calculated based on asset usage levels, re-leasing rentals, and expected sales proceeds from remarketing equipment at lease expiration, all of which are components of operating lease profitability.

Minimum Lease Rentals Due (dollars in millions)

Years Ended December 31,
2019	$673.7
2020	504.2
2021	334.4
2022	199.5
2023	99.0
Thereafter	70.6
Total	$1,881.4

NOTE 6 — INVESTMENT SECURITIES

Investments include debt and equity securities.

Investment Securities (dollars in millions)

	December 31,	December 31,
	2018	2017
AFS Securities
Debt securities	$5,931.3	$6,123.6
Securities carried at FV with changes in NI
Debt securities	-	0.4
Equity securities(1)	44.6	44.7
Non-marketable equity securities(2)	257.9	301.2
Total investment securities	$6,233.8	$6,469.9
(1)

Upon the adoption of ASU 2016-01 - Financial Instruments as of January 1, 2018, these investments were reclassified from available for sale securities category and the presentation of equity securities as of December 31, 2017 is conformed accordingly. For details refer to Note 1 — Business and Summary of Significant Accounting Policies.

(2)

Non-marketable investments include restricted stock of the FRB and Federal Home Loan Bank ("FHLB") carried at cost of $242.5 million at, December 31, 2018 and $258.9 million at December 31, 2017. The remaining non-marketable investments without readily determinable fair values measured under the measurement exception totaled $15.4 million as of December 31, 2018. As of December 31, 2017, the remaining non-marketable investments of $42.3 million included $31.6 million of ownership interests greater than 3% in limited partnership investments including qualified Community Reinvestment Act ("CRA") investments, equity fund holdings and shares issued by customers during loan work out situations or as part of original loan investments and other equity investments without readily determinable fair values measured under the measurement exception of $10.7 million.

Realized investment gains totaled $16.5 million, $30.0 million and $5.2 million for the years ended December 31, 2018, 2017  and 2016 respectively, and excludes losses from OTTI.

In addition, the Company had $1.6 billion and $1.4 billion of interest bearing deposits at banks at December 31, 2018 and December 31, 2017, respectively, which are cash and cash equivalents and are classified separately on the balance sheet.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Years Ended December 31,
	2018	2017	2016
Interest income — debt securities(1)	$163.1	$128.9	$82.1
Interest income — interest bearing deposits	42.3	57.7	33.1
Dividends — equity securities	13.2	10.9	16.7
Total interest and dividends	$218.6	$197.5	$131.9
(1)	Includes interest income on securities purchased under agreement to resell

The following table presents amortized cost and fair value of AFS securities.

Amortized Cost and Fair Value (dollars in millions)

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$5,341.2	$6.7	$(122.7)	$5,225.2
Commercial agency	291.8	3.2	(0.4)	294.6
U.S. government agency obligations	34.9	—	(0.4)	34.5
U.S. Treasury securities	253.9	—	(2.4)	251.5
Supranational securities	50.0	—	(0.6)	49.4
State & municipal bonds	10.9	—	(0.7)	10.2
Corporate bonds - foreign	65.8	0.1	—	65.9
Total debt securities AFS	$6,048.5	$10.0	$(127.2)	$5,931.3

December 31, 2017
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$5,010.2	$2.1	$(62.1)	$4,950.2
Non-agency securities	297.3	21.7	(0.5)	318.5
U.S. government agency obligations	25.0	—	(0.2)	24.8
U.S. Treasury securities	297.7	0.2	(0.2)	297.7
Supranational securities	449.8	—	(0.3)	449.5
State & municipal bonds	16.2	—	(0.4)	15.8
Corporate bonds - foreign	65.7	1.4	—	67.1
Total debt securities AFS	$6,161.9	$25.4	$(63.7)	$6,123.6

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the debt securities AFS by contractual maturity dates:

Maturities - Debt Securities AFS (dollars in millions)

	December 31, 2018
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government agency securities
After 5 but within 10 years	$210.7	$206.6	2.24%
Due after 10 years	5,130.5	5,018.6	2.74%
Total	5,341.2	5,225.2	2.72%
Mortgage-backed securities — Commercial agency
After 1 but within 5 years	20.0	20.1	3.13%
After 5 but within 10 years	251.9	254.5	3.25%
Due after 10 years	19.9	20.0	2.86%
Total	291.8	294.6	3.21%
U.S. government agency obligations
Due within 1 year	9.9	9.9	2.72%
After 1 but within 5 years	25.0	24.6	2.26%
Total	34.9	34.5	2.39%
U.S. Treasury securities
Due within 1 year	54.0	53.9	1.91%
After 1 but within 5 years	4.0	4.0	2.53%
After 5 but within 10 years	195.9	193.6	2.51%
Total	253.9	251.5	2.38%
Supranational securities
After 1 but within 5 years	50.0	49.4	2.02%
Total	50.0	49.4	2.02%
State & municipal bonds
Due within 1 year	0.1	0.1	2.55%
After 5 but within 10 years	0.2	0.2	2.70%
Due after 10 years	10.6	9.9	2.42%
Total	10.9	10.2	2.43%
Corporate bonds - foreign
After 1 but within 5 years	65.8	65.9	6.10%
Total	65.8	65.9	6.10%
Total debt securities AFS	$6,048.5	$5,931.3	2.76%

At December 31, 2018  and December 31, 2017, certain securities AFS were in unrealized loss positions. The following table summarizes by investment category the gross unrealized losses, respective fair value and length of time that those securities have been in a continuous unrealized loss position.

Gross Unrealized Loss (dollars in millions)

	December 31, 2018
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$582.1	$(7.4)	$3,842.7	$(115.3)
Commercial agency	102.6	(0.4)	—	—
U.S. government agency obligations	—	—	24.6	(0.4)
U.S. Treasury securities	247.5	(2.4)	—	—
State & municipal bonds	—	—	8.1	(0.7)
Supranational securities	—	—	49.4	(0.6)
Total debt securities AFS	$932.2	$(10.2)	$3,924.8	$(117.0)

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$3,492.2	$(30.9)	$1,151.4	$(31.2)
Non-agency securities	2.1	—	0.4	(0.5)
U.S. government agency obligations	24.8	(0.2)	—	—
U.S. Treasury securities	199.1	(0.2)	—	—
State & municipal bonds	—	—	13.6	(0.4)
Supranational securities	349.5	(0.3)	—	—
Total debt securities AFS	$4,067.7	$(31.6)	$1,165.4	$(32.1)

Purchased Credit-Impaired AFS Securities

In connection with the OneWest acquisition, the Company classified AFS mortgage-backed securities as PCI due to evidence of credit deterioration since issuance and for which it was probable that the Company would not collect all principal and interest payments contractually required at the time of purchase. Accounting for these PCI securities is discussed in Note 1 — Business and Summary of Significant Accounting Policies.

Changes in the accretable yield for PCI securities are summarized below as of the years ended December 31, 2018, 2017 and 2016 respectively:

Changes in Accretable Yield (dollars in millions)

	December 31,
	2018	2017	2016
Balance, beginning of period	$101.7	$165.0	$189.0
Accretion into interest income	(7.8)	(23.4)	(29.2)
Reclassifications from non-accretable difference due to improving cash flows	0.1	2.4	4.7
Reclassifications to non-accretable difference due to decreasing cash flows	(1.0)	(2.2)	0.5
Disposals	(93.0)	(40.1)	-
Balance, end of period	$—	$101.7	$165.0

As of December 31, 2017, the estimated fair value of PCI securities was $312.5 million with a par value of $387.6 million. As of  December 31, 2018, there was no balance in PCI securities.

Securities Carried at Fair Value with Changes Recorded in Net Income

Upon the adoption of ASU 2016-01- Financial Instruments on January 1, 2018, CIT reclassified eligible equity securities AFS to Securities Carried at Fair Value with Changes Recorded in Net Income.  As of December 31, 2018, these equity securities were carried at a fair value of $44.6 million with an amortized cost of $46.9 million and unrealized losses of $2.3 million.

As of December 31, 2017, the fair value and amortized cost of equity securities AFS was  $44.7 million and $45.8 million respectively. The unrealized loss of $1.1 million as of December 31, 2017 was reclassified as a cumulative-effect adjustment to the balance sheet as of the date of adoption. There were no equity Securities Carried at Fair Value with Changes Recorded in Net Income as of December 31, 2017.

Other Than Temporary Impairment

As discussed in Note 1 — Business and Summary of Significant Accounting Policies, the Company conducted and documented its periodic review of all securities with unrealized losses, which it performs to evaluate whether the impairment is other than temporary. The Company reviews the AFS securities with unrealized losses and determines whether the unrealized losses were credit-related and accordingly, recognizes OTTI losses.

There were insignificant OTTI losses for the year ended December 31, 2018 and the Company recognized OTTI losses of $1.1 million and $3.3 million for the years ended  December 31, 2017 and December 31, 2016 respectively. For AFS debt securities with unrealized losses that were neither OTTI nor credit-related, the Company believes it is not more-likely-than-not that it will have to sell such securities with unrealized losses prior to the recovery of the amortized cost basis.

There were no adjustments related to impairment for securities without readily determinable fair values measured under the measurement exception. There were immaterial unrealized losses on non-marketable investments.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — OTHER ASSETS

The following table presents the components of other assets.

Other Assets (dollars in millions)

	December 31, 2018	December 31, 2017
Tax credit investments(1) and investments in unconsolidated subsidiaries	$313.9	$247.6
Property, furniture and fixtures	160.0	173.9
Current and deferred federal and state tax assets	137.0	205.2
Intangible assets	89.2	113.0
Counterparty receivables	57.0	241.3
Indemnification asset(2)	10.8	142.4
Other(3)	541.6	472.1
Total other assets	$1,309.5	$1,595.5
(1)

Included in this balance are LIHTC of $217.7 million and $182.8 million as of December 31, 2018, and December 31, 2017, respectively, that provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. As a limited partner, the Company has no significant influence over the operations of the properties or investment entities. During 2017, the Company recorded a cumulative earnings adjustment due to its accounting policy change for LIHTC from the equity method to the proportional amortization method as the preferable method. Refer to Note 1 - Business and Summary of Significant Accounting Policy for additional information. The Company had recognized a pre-tax loss of $12.1 million and no post-tax amortization expense during 2016. In addition, during 2018, 2017 and 2016, the Company recognized total tax benefits of $34.2 million, $29.6 million and $20.6 million, respectively, which included tax credits of $27.0 million, $22.6 million and $15.9 million recorded in income taxes. During 2018 and 2017, the Company recorded $29.1 million and $50.8 million, respectively, in tax provisions under the proportional amortization method. The Company is periodically required to provide additional financial support during the investment period. The Company's liability for these unfunded commitments was $97.8 million and $66.6 million at December 31, 2018, and December 31, 2017, respectively. See Note 9 — Borrowings.

(2)

“Indemnification asset” declined reflecting loss share reimbursements from the FDIC, the reduction in the covered estimated contingent liabilities from servicer-related obligation for reverse mortgages to zero as disclosed in Note 2 – Discontinued Operations and an impairment charge related to covered SFR loans within the remaining indemnification period, as quantified and discussed briefly in Other Non-interest Revenues section and disclosed in Note 3 – Loans in the Credit Quality Information section.

(3)	“Other” includes executive retirement plan and deferred compensation, prepaid expenses, accrued interest and dividends, servicing advances, OREO and other miscellaneous assets.

NOTE 8 — DEPOSITS

The following table provides detail on deposit types and maturities.

Deposits —Maturities (dollars in millions)

December 31, 2018
Deposits — no stated maturity
Non-interest-bearing checking	$1,521.2
Interest-bearing checking	1,553.3
Other money market/ sweeps	4,989.6
Savings and online money market accounts	8,957.6
Other	164.6
Total checking and savings deposits	17,186.3
Time deposits, remaining contractual maturity:
Within one year	8,755.1
One to two years	3,443.5
Two to three years	657.7
Three to four years	173.3
Four to five years	322.2
Over five years	713.9
Total time deposits	14,065.7
Purchase accounting adjustments and prepaid broker fees	(12.5)
Total Deposits	$31,239.5

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the maturity profile of other time deposits with a denomination of $100,000 or more.

Time Deposits $100,000 or More (dollars in millions)

	December 31, 2018	December 31, 2017
Time Deposits:
Three months or less	$1,446.1	$1,414.6
After three months through six months	1,514.1	1,519.0
After six months through twelve months	3,707.3	2,825.3
After twelve months	4,542.8	5,713.4
Total	$11,210.3	$11,472.3

NOTE 9 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	December 31, 2018			December 31, 2017
	CIT Group Inc.	Subsidiaries	Total	Total
Senior unsecured	$3,413.0	$-	$3,413.0	$3,737.5
Subordinated debt	395.4	-	395.4	-
Secured borrowings:
Other secured and structured financings	-	710.4	710.4	1,541.4
FHLB advances	-	3,600.0	3,600.0	3,695.5
Total borrowings	$3,808.4	$4,310.4	$8,118.8	$8,974.4

The following table summarizes contractual maturities of borrowings outstanding, which excludes PAA discounts, original issue discounts, FSA discounts.

Contractual Maturities – Borrowings as of December 31, 2018 (dollars in millions)

	Total	2019	2020	2021	2022	2023	Thereafter
Senior Unsecured notes	$3,448.4	$—	$—	$500.0	$1,147.0	$750.0	$1,051.4
Subordinated unsecured	400.0	—	—	—	—	—	400.0
Other secured and structured financings	715.1	0.9	14.2	700.0	—	—	—
FHLB advances	3,600.0	—	3,100.0	500.0	—	—	—
Total Long-term borrowings	$8,163.5	$0.9	$3,114.2	$1,700.0	$1,147.0	$750.0	$1,451.4

Unsecured Borrowings

Revolving Credit Facility

In February 2019, the Company’s Revolving Credit Facility was amended. See Note 29 - Subsequent Events. The following information was in effect at December 31, 2018.

The Revolving Credit Facility had a total commitment amount of $500 million at December 31, 2018. $41.7 million of that matured on January 25, 2019, with the balance of $458.3 million maturing on February 29, 2020. The applicable margin charged under the facility is 2.00% for LIBOR Rate loans and 1.00% for Base Rate loans.

The Revolving Credit Facility was amended in February 2018 to lower the total commitments from $750 million to $500 million and to extend the final maturity date of the lenders’ commitments from January 25, 2019 to February 29, 2020. The Revolving Credit Facility includes a covenant that requires that the Company maintain a minimum Tier 1 capital ratio of 9.0%.  As of December 31, 2018, the Revolving Credit Facility was unsecured and was guaranteed by four of the Company’s domestic operating subsidiaries. In addition, the applicable required minimum guarantor asset coverage ratio ranged from 1.0:1.0 to 1.5:1.0, and was 1.25:1.00 at December 31, 2018.

The Revolving Credit Facility may be drawn and prepaid at the option of CIT. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty. There were no outstanding borrowings at December 31, 2018 and December 31, 2017. The amount available to draw upon at December 31, 2018 was approximately $459 million, with the remaining amount of approximately $41 million being utilized for issuance of letters of credit to customers.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Unsecured Notes

The following table presents the principal amounts by maturity date.

Senior Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
March 2021	4.125%	March 2018	$500.0
August 2022	5.000%	August 2012	1,147.0
August 2023	5.000%	August 2013	750.0
February 2024	4.750%	August 2018	500.0
March 2025	5.250%	March 2018	500.0
Weighted average rate and total	4.871%		$3,397.0

In addition to the notes shown in the above table, there is an unsecured note outstanding with a 6.0% coupon and a carrying value of $39.8 million (par value of $51 million) that matures in 2036.

The following table summarizes the senior unsecured notes repayment activity during 2018 and 2017. During 2017, the company repaid the following unsecured notes utilizing the proceeds from the Commercial Air sale.

Senior Unsecured Notes Repayment Activity (dollars in millions)

	December 31, 2018		December 31, 2017
	Principal Repayment	Rate	Principal Repayment	Rate

Senior unsecured due February 2019	$1,000.0	3.875%
Senior unsecured due February 2019	383.0	5.500%
Senior unsecured due May 2020	435.6	5.375%
Senior unsecured due August 2017			$1,725.8	4.250%
Senior unsecured due March 2018			1,465.0	5.250%
Series C unsecured Notes due April 2018			695.0	6.625%
Senior unsecured due May 2018			955.9	5.000%
Series C unsecured Notes due February 2019			1,367.0	5.500%
Senior unsecured due May 2020			314.4	5.375%
Senior unsecured due August 2022	3.0	5.000%	100.0	5.000%
	$1,821.6		$6,623.1

In addition to the repayments during 2017, there was a maturity of $253 million of senior unsecured notes due May 2017.

The structured financings and unsecured debt redemptions resulted in debt extinguishment losses of $38.6 million, $220.0 million and $12.5 million for the years ending December 31, 2018, December 31, 2017 and December 31, 2016 respectively.

Subordinated Unsecured Notes

In March 2018, CIT issued $400 million aggregate principal amount of 6.125% subordinated notes with a maturity date of March 9, 2028. The notes are subordinated in right of payment to the payment of CIT’s senior indebtedness and secured indebtedness, to the extent of the value of the collateral.

Secured Borrowings

At December 31, 2018, the Company had pledged $29.2 billion of assets (including collateral for the FRB discount window that is currently not drawn). The collateral specifically identified and used to calculate available borrowings was $12.1 billion, which included $11.9 billion of loans, $0.1 billion of cash and cash equivalents and $0.1 billion of investment securities. Under the FHLB Facility, CIT Bank, N.A. may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that CIT Bank, N.A. is in compliance with the collateral maintenance requirement immediately following such disposition and all other requirements of the facility at the time of such disposition.

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

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, the Company had $5.5 billion of financing availability with the FHLB, of which $1.9 billion was unused and available, and $2.3 million was being utilized for issuance of letters of credit related to lease agreements. FHLB Advances as of December 31, 2018 have a weighted average rate of 2.79%. The following table includes the total outstanding FHLB Advances, and respective pledged assets(1).

FHLB Advances with Pledged Assets(1) Summary (dollars in millions)

	December 31, 2018		December 31, 2017
	FHLB Advances	Pledged Assets	FHLB Advances	Pledged Assets
Total	$3,600.0	$6,712.4	$3,695.5	$6,154.1
(1)	For purposes of this table the term "Pledged Assets" means the assets required under the collateral maintenance requirement in connection with FHLB advances at each of the dates.

Other Secured and Structured Financings

Set forth in the following table are borrowings and pledged assets related to secured (other than FHLB) and structured financings of CIT-owned subsidiaries and consolidated VIEs. Creditors of these VIEs received ownership and/or security interests in the assets. These entities are intended to be bankruptcy remote so that such assets are not available to creditors of CIT or any affiliates of CIT until and unless the related secured borrowings have been fully discharged. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. The secured and structured financings as of December 31, 2018 had a weighted average rate of 3.75%, with rates ranging from 3.49% to 3.75%.

Other Secured and Structured Financings and Pledged Assets Summary (dollars in millions)

	December 31, 2018		December 31, 2017
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Business Capital	$695.3	$2,833.7	$768.8	$2,838.6
Rail(1) (2)	15.1	17.8	772.6	1,272.0
Total	$710.4	$2,851.5	$1,541.4	$4,110.6
(1)

At December 31, 2017, secured borrowings and pledged assets of $250.3 million and $421.9 million, respectively, were related to NACCO, which was sold in October 2018 and were either repaid prior to the sale or were transferred to the buyer upon sale of that business.

(2)

On October 25, 2018, CIT repaid approximately $465 million of secured financings of the Company’s railcar asset backed securitization vehicle (the “Railcar Securitization”), which was the reference obligation under the Dutch TRS Facility. See Note 10 – Derivative Financial Instruments. In addition, the termination of the Dutch TRS Facility and redemption of the associated reference obligation Railcar Securitization resulted in the unencumbering of approximately $775 million of railcar assets.

Not included in the above table are secured borrowings of discontinued operations of $195.0 million and $268.2 million at December 31, 2018 and December 31, 2017, respectively. See Note 2 — Discontinued Operations.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight borrowings. The borrowing capacity is determined by the FRB based on the collateral pledged.

There were no outstanding borrowings with the FRB Discount Window as of December 31, 2018 and December 31, 2017.

Variable Interest Entities

Described below are the results of the Company’s assessment of its variable interests in order to determine its current status with regards to being the VIE PB. See Note 1 – Business and Summary of Significant Accounting Policies for additional information on accounting for VIEs.

Consolidated VIEs

The Company utilizes VIEs in the ordinary course of business to support its own and its customers’ financing needs. Each VIE is a separate legal entity and maintains its own books and records. The most significant types of VIEs that CIT utilizes are "on balance sheet" secured financings of pools of leases and loans originated by the Company where the Company is the PB. As of December 31, 2018 there were no Consolidated VIEs.

Unconsolidated VIEs

Unconsolidated VIEs include GSE securitization structures, private-label securitizations and limited partnership interests where the Company’s involvement is limited to an investor interest in which the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE and limited partnership interests.

Although the economic benefit and risk has been transferred to the buyer in connection with the sale of Financial Freedom in 2018, until the required investor consent is obtained from GNMA, CIT remains the master servicer for the HECM loans and the GNMA HMBS securitizations. These are VIEs for which CIT is not the PB and which are reported in discontinued operations. See Note 2 — Discontinued Operations

The table below presents potential losses that would be incurred under hypothetical circumstances, such that the value of its interests and any associated collateral declines to zero and assuming no recovery or offset from any economic hedges. The

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company believes the possibility is remote under this hypothetical scenario; accordingly, this required disclosure is not an indication of expected loss.

Unconsolidated VIEs Carrying Value (dollars in millions)

	December 31, 2018		December 31, 2017
	Securities	Partnership Investment	Securities	Partnership Investment
Agency securities	$5,519.9	$—	$4,950.2	$—
Non agency securities — Other servicer	—	—	318.8	—
Tax credit equity investments	—	233.4	—	198.8
Equity investments	—	73.5	—	38.6
Total Assets	$5,519.9	$306.9	$5,269.0	$237.4
Commitments to tax credit investments	$—	$97.8	$—	$66.6
Total Liabilities	$—	$97.8	$—	$66.6
Maximum loss exposure(1)	$5,519.9	$306.9	$5,269.0	$237.4
(1)	Maximum loss exposure to the unconsolidated VIEs excludes the liability for representations and warranties, corporate guarantees and also excludes servicing advances.

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

See Note 1 — Business and Summary of Significant Accounting Policies in the Company’s 2018 Form 10-K, for the description of its derivative products and transaction policies.

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

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	December 31, 2018			December 31, 2017
	Notional	Asset Fair	Liability	Notional	Asset Fair	Liability
	Amount	Value	Fair Value	Amount	Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$646.1	$26.9	$(0.3)	$977.3	$0.2	$(18.7)
Interest rate swap - fair value hedge (2)	250.0	1.9	—	—	—	—
Total derivatives designated as hedging instruments	896.1	28.8	(0.3)	977.3	0.2	(18.7)
Derivatives not designated as hedging instruments
Interest rate contracts (2)	15,889.5	87.8	(59.7)	12,443.5	61.5	(39.3)
Foreign exchange contracts	832.5	3.1	(19.7)	1,375.5	6.9	(14.9)
Other contracts(3)	436.6	0.2	—	468.3	0.1	(14.1)
Total derivatives not designated as hedging instruments	17,158.6	91.1	(79.4)	14,287.3	68.5	(68.3)
Gross derivative fair values presented in the Consolidated Balance Sheets	$18,054.7	$119.9	$(79.7)	$15,264.6	$68.7	$(87.0)
Less: Gross amounts offset in the Consolidated Balance Sheets		—	—		—	—
Net Amount Presented in the Consolidated Balance Sheet		119.9	(79.7)		68.7	(87.0)
Derivative Financial Instruments(4)		(49.2)	49.2		(18.7)	18.7
Cash Collateral Pledged/(Received)(4)(5)(6)		(15.4)	0.3		(8.4)	23.0
Total Net Derivative Fair Value		$55.3	$(30.2)		$41.6	$(45.3)
(1)	Presented on a gross basis.
(2)	Fair value balances include accrued interest
(3)	As of December 31, 2017, other derivative contracts not designated as hedging instruments include a total return swap and risk participation agreements.
(4)

The Company accounts for swap contracts cleared by the Chicago Mercantile Exchange as “settled-to-market” effective January 2017. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances The Company’s swap contracts cleared by LCH Clearnet continue to be accounted for as “collateralized-to-market” and variation margin balances are characterized as collateral against derivative exposures. At, December 31, 2018 gross amounts of recognized assets and liabilities were lower by $6.5 million and $6.3 million, respectively.

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

Qualifying Hedges (dollars in millions)		Years Ended
		December 31, 2018	December 31, 2017	December 31, 2016
	Amounts Recognized
Recognized on derivatives	Interest Expense	$0.3	$—	$—
Recognized on hedged item	Interest Expense	(0.3)	—	—
Net recognized on fair value hedges (No Ineffectiveness)		$—	$—	$—

Non Qualifying Hedges

The following table presents the impact of non-qualifying hedges on the condensed consolidated statements of income

Non Qualifying Hedges (dollars in millions)		Years Ended
	Amounts Recognized	December 31, 2018	December 31, 2017	December 31, 2016
Interest rate contracts	Other non-interest income	$17.1	$8.6	$9.4
Foreign currency forward contracts	Other non-interest income	(13.5)	(34.2)	26.2
Other Contracts	Other non-interest income	13.2	(3.1)	45.2
Total Non-qualifying Hedges -income statement impact		$16.8	$(28.7)	$80.8

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives - effective portion reclassified from AOCI to income	Total income statement impact	Derivatives - effective portion recorded in OCI	Total change in OCI for period
Year ended December 31, 2018
Foreign currency forward contracts — net investment hedges	$51.5	$51.5	$72.2	$20.7
Total	$51.5	$51.5	$72.2	$20.7
Year ended December 31, 2017
Foreign currency forward contracts — net investment hedges	$13.4	$13.4	$(74.7)	$(88.1)
Total	$13.4	$13.4	$(74.7)	$(88.1)
Year ended December 31, 2016
Foreign currency forward contracts — net investment hedges	$1.8	$1.8	$2.7	$0.9
Total	$1.8	$1.8	$2.7	$0.9

TRS Facility

Two of CIT’s wholly-owned subsidiaries, one Canadian, CIT Financial Ltd. (“CFL”) and one Dutch, CIT TRS Funding B.V. (“BV”), were each party to a financing facility (the “Canadian TRS Facility” and the “Dutch TRS Facility”, respectively) that were structured as total return swaps (“TRS”) with Goldman Sachs International (“GSI”). Under each TRS, the amount available for advances (otherwise known as the unused portion) was accounted for as a derivative financial instrument and recorded at its respective estimated fair value.

As of December 31, 2017, the total facility capacity available under the Dutch TRS Facility was $625 million  with a “notional amount” of $182.4 million representing the unused portion or derivative financial instrument. On October 5, 2018, BV issued an Optional Termination Notice (as that term is defined for purposes of that certain Master Agreement) to GSI to terminate the Dutch TRS Facility. Pursuant to the Optional Termination Notice, the Dutch TRS Facility was terminated on November 2, 2018 (the “Optional Termination Date”).

The exercise of BV’s option to terminate the Dutch TRS Facility prior to maturity required an $85.6 million payment from BV to GSI representing the present value of the remaining facility fee (the “Optional Termination Fee”). This payment, in combination with the decrease of the Dutch TRS derivative liability of $13.3 million, contributed to a net pretax charge of $69.5 million in other non-interest income in the fourth quarter of 2018. For the year ended December 31, 2017, an increase in the derivative liability of $2.8 million was recognized in other non-interest income resulting in a derivative liability of $14.1 million being recorded at December 31, 2017, based on the Company’s valuation.

As of December 31, 2016, in preparation for the sale of the Company's commercial aircraft leasing business, CIT redeemed the commercial aircraft securitization transaction utilized as a reference obligation in the Canadian TRS, causing the Canadian TRS to become fully unutilized, which resulted in management’s decision to terminate the Canadian TRS in order to further simplify the Company's business model. The Canadian TRS had a total capacity of $1.5 billion. As a result, payment was made by CFL to GSI on December 7, 2016, of the present value of the remaining facility fee in an amount equal to approximately $280 million. The reduction of liability associated with the Canadian TRS of approximately $37 million resulted in a net pretax charge for the Company of approximately $245 million in the fourth quarter of 2016.

NOTE 11 — OTHER LIABILITIES

The following table presents the components of other liabilities.

Other Liabilities (dollars in millions)

	December 31, 2018	December 31, 2017
Accrued expenses and accounts payable	$561.5	$584.8
Current and deferred taxes payable	106.9	204.3
Accrued interest payable	91.7	86.6
Fair value of derivative financial instruments	79.7	87.5
Other liabilities(1)	421.3	473.9
Total other liabilities	$1,261.1	$1,437.1
(1)	Other consists of liabilities for taxes other than income, equipment maintenance reserves, cash collateral deposits, and contingent liabilities and other miscellaneous liabilities.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — FAIR VALUE

Fair Value Hierarchy

The Company measures certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. See Note 1 — Business and Summary of Significant Accounting Policies in the Company's 2018 Form 10-K for a description of its valuation process for assets and liabilities measured at fair value and fair value hierarchy.

Disclosures that follow in this note exclude assets and liabilities classified as discontinued operations.

The following table summarizes the Company’s assets and liabilities measured at estimated fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
December 31, 2018
Assets
U.S. government agency securities	$5,225.2	$—	$5,225.2	$—
U.S. treasury securities	251.5	53.9	197.6	—
Other securities	454.6	—	388.7	65.9
Total debt securities AFS	5,931.3	53.9	5,811.5	65.9
Securities carried at fair value with changes recorded in net income(1)	44.6	0.1	44.5	—

Interest rate contracts — non-qualifying hedges	87.8	—	87.6	0.2
Other derivative — non-qualifying hedges	3.3	—	3.1	0.2
Total derivative assets at fair value — non-qualifying hedges(2)	91.1	—	90.7	0.4
Foreign currency forward contracts — net investment qualifying hedges	26.9	—	26.9	—
Interest rate contracts —fair value hedge	1.9	—	1.9	—
Total Derivative assets at fair value — qualifying hedges(2)	28.8	—	28.8	—
Total	$6,095.8	$54.0	$5,975.5	$66.3
Liabilities
Interest rate contracts — non-qualifying hedges	$(59.7)	$—	$(59.7)	$—
Other derivative— non-qualifying hedges	(19.7)	—	(19.7)	—
Total derivative liabilities at fair value — non-qualifying hedges(2)	(79.4)	—	(79.4)	—
Foreign currency forward contracts — net investment qualifying hedges	(0.3)	—	(0.3)	—
FDIC True-up liability	(66.9)	—	—	(66.9)
Total	$(146.6)	$—	$(79.7)	$(66.9)
December 31, 2017
Assets
U.S. government agency securities	$4,950.2	$—	$4,950.0	$0.2
U.S. treasury securities	297.7	199.0	98.7	—
Other securities	875.7	—	490.1	385.6
Total debt securities AFS	6,123.6	199.0	5,538.8	385.8
Securities carried at fair value with changes recorded in net income(1)	0.4	—	—	0.4
Equity securities AFS	44.7	0.2	44.5	—

Interest rate contracts — non-qualifying hedges	61.5	—	61.4	0.1
Other derivative — non-qualifying hedges	7.0	—	7.0	—
Total derivative assets at fair value — non-qualifying hedges(2)	68.5	—	68.4	0.1
Foreign currency forward contracts — net qualifying investment qualifying hedges	0.2	—	0.2	—
Total	$6,237.4	$199.2	$5,651.9	$386.3
Liabilities
Interest rate swaps — non-qualifying hedges	$(39.3)	$—	$(39.3)	$—
Other derivative— non-qualifying hedges	(29.0)	—	(14.9)	(14.1)
Total derivative liabilities at fair value — non-qualifying hedges(2)	(68.3)	—	(54.2)	(14.1)
Foreign currency forward contracts — net investment qualifying hedges	(18.7)	—	(18.7)	—
Consideration holdback liability	(46.0)	—	—	(46.0)
FDIC True-up liability	(65.1)	—	—	(65.1)
Total	$(198.1)	$—	$(72.9)	$(125.2)
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

CIT ANNUAL REPORT 2018

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

FDIC True-up Liability — Under the La Jolla Transaction, the Company is required to make a true-up payment to the FDIC in April 2020 in the event that losses, after certain credits related to servicing the portfolio are considered, do not exceed a specified level by the tenth anniversary of the agreement in February 2020. Based on the losses and servicing credits to date and the forecast for these through the end of the agreement the Company currently expects that a true-up payment will be required. The FDIC True-up liability was recorded at estimated fair value as of the Acquisition Date and is measured at fair value at each reporting date until the contingency is resolved. Due to the significant unobservable inputs used, these measurements were classified as Level 3.

The following tables summarize information about significant unobservable inputs related to the Company’s categories of Level 3 financial assets and liabilities measured on a recurring basis as of December 31, 2018 and December 31, 2017.

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2018
Assets
Debt Securities — AFS	$65.9	Discounted cash flow	Discount Rate	6.0% - 6.2%	6.1%
Derivative assets — non qualifying	0.4	Internal valuation model	Borrower Rate	3.3% - 5.7%	4.4%
Total Assets	$66.3
Liabilities
FDIC True-up liability	$(66.9)	Discounted cash flow	Discount Rate	4.5%	4.5%
Total Liabilities	$(66.9)
December 31, 2017
Assets
Debt Securities — AFS	$385.8	Discounted cash flow	Discount Rate	0.0% – 37.1%	4.6%
			Prepayment Rate	2.1% – 22.3%	8.8%
			Default Rate	0.0% – 7.3%	3.7%
			Loss Severity	0.3% – 72.4%	35.3%
Securities carried at fair value with changes recorded in net income	0.4	Discounted cash flow	Discount Rate	31.1%	31.1%
			Prepayment Rate	10.9%	10.9%
			Default Rate	2.4%	2.4%
			Loss Severity	59.2%	59.2%
Derivative assets — non qualifying	0.1	Internal valuation model	Borrower Rate	3.0% - 4.4%	3.8%
Total Assets	$386.3
Liabilities
FDIC True-up liability	$(65.1)	Discounted cash flow	Discount Rate	2.9%	2.9%
Consideration holdback liability	(46.0)	Discounted cash flow	Payment Probability	0% – 100%	48.0%

Derivative liabilities — non-qualifying	(14.1)	Market comparables
Total Liabilities	$(125.2)

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Securities Carried at Fair Value with Changes Recorded in Net Income	Derivative Liabilities- Non- Qualifying(1)	FDIC True-up Liability	Consideration Holdback Liability
December 31, 2017	$385.8	$0.4	$(14.1)	$(65.1)	$(46.0)
Included in earnings	16.8	—	14.1	(1.8)	8.0
Included in comprehensive income	(22.7)	—	—	—	—
Sales, paydowns, and adjustments	(314.0)	(0.4)	—	—	38.0
Balance as of December 31, 2018	$65.9	$—	$—	$(66.9)	$—
Change in unrealized loss for the period included in other comprehensive income for assets held at the end of the reporting period	$(1.4)	$—	$—	$—	$—
December 31, 2016	$485.5	$283.5	$(11.5)	$(61.9)	$(47.2)
Included in earnings	6.6	23.0	(2.6)	(3.2)	1.2
Included in comprehensive income	7.7	—	—	—	—
Impairment	(1.1)	—	—	—	—
Transfer from Securities-HTM	66.8	—	—	—	—
Sales, paydowns, and adjustments	(179.7)	(306.1)	—	—	—
Balance as of December 31, 2017	$385.8	$0.4	$(14.1)	$(65.1)	$(46.0)
(1)	Valuation of the derivative related to the Dutch TRS Facility.

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

The following table presents assets measured at estimated fair value on a non-recurring basis for which a non-recurring change in fair value has been recorded in the current year:

Carrying Value of Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
December 31, 2018
Assets held for sale	$30.4	$—	$1.4	$29.0	$14.2
Impaired loans	111.5	—	—	111.5	(42.6)
Total	$141.9	$—	$1.4	$140.5	$(28.4)
December 31, 2017
Assets held for sale	$177.8	$—	$—	$177.8	$(15.0)
Other real estate owned	18.8	—	—	18.8	(4.4)
Impaired loans	89.1	—	—	89.1	(21.9)
Total	$285.7	$—	$—	$285.7	$(41.3)

Assets of continuing operations that are measured at fair value on a non-recurring basis are as follows:

Assets Held for Sale — See Fair Value of Financial Instruments later in this note for fair value measurements of AHFS. Carrying value of AHFS with impairment approximates fair value at December 31, 2018 and December 31, 2017.

Other Real Estate Owned — Estimated fair values of OREO are reviewed on a quarterly basis and any decline in value below cost is recorded as impairment. Estimated fair value approximates carrying value and is generally based on market data, if available or broker price opinions or independent appraisals, adjusted for costs to sell. The carrying value and income statement impact of OREO assets were insignificant as of December 31, 2018. The range of inputs used to estimate costs to sell were 5.4% to 52.6%, which resulted in a weighted average of 6.5% at December 31, 2017.Significant unobservable inputs resulted in the Level 3 classification of OREO.

Impaired Loans — See Fair Value of Financial Instruments later in this note for fair value measurements of impaired loans. As of the reporting date, the carrying value of impaired loans approximated fair value.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Values of Financial Instruments

The carrying values and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, which were not required for disclosure.

Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2018
Financial Assets
Cash and interest bearing deposits	$1,795.6	$1,795.6	$—	$—	$1,795.6
Derivative assets at fair value — non-qualifying hedges	91.1	—	90.7	0.4	91.1
Derivative assets at fair value — qualifying hedges	28.8	—	28.8	—	28.8
Assets held for sale (excluding leases)	68.2	—	5.0	63.3	68.3
Loans (excluding leases)	28,306.0	—	983.4	26,893.4	27,876.8
Securities purchased under agreement to resell	400.0	—	400.0	—	400.0
Investment securities(1)	6,233.8	54.0	5,856.0	323.8	6,233.8
Other assets subject to fair value disclosure (2)(3)	419.7	—	—	423.9	423.9
Financial Liabilities
Deposits(4)	(31,255.8)	—	—	(31,245.0)	(31,245.0)
Derivative liabilities at fair value — non-qualifying hedges	(79.4)	—	(79.4)	—	(79.4)
Derivative liabilities at fair value — qualifying hedges	(0.3)	—	(0.3)	—	(0.3)
Borrowings(4)	(8,194.2)	—	(7,463.0)	(721.5)	(8,184.5)
Credit balances of factoring clients	(1,674.4)	—	—	(1,674.4)	(1,674.4)
Other liabilities subject to fair value disclosure(5)	(657.0)	—	—	(657.0)	(657.0)
December 31, 2017
Financial Assets
Cash and interest bearing deposits	$1,718.7	$1,718.7	$—	$—	$1,718.7
Derivative assets at fair value — non-qualifying hedges	68.5	—	68.4	0.1	68.5
Derivative assets at fair value — qualifying hedges	0.2	—	0.2	—	0.2
Assets held for sale (excluding leases)	1,011.4	—	4.7	1,044.8	1,049.5
Loans (excluding leases)	26,428.1	—	624.3	26,220.5	26,844.8
Securities purchased under agreement to resell	150.0	—	150.0	—	150.0
Investment securities(1)	6,469.9	199.2	5,583.3	687.4	6,469.9
Other assets subject to fair value disclosure(2)(3)	655.7	—	—	629.6	629.6
Financial Liabilities
Deposits(4)	(29,586.5)	—	—	(29,668.6)	(29,668.6)
Derivative liabilities at fair value — non-qualifying hedges	(68.3)	—	(54.2)	(14.1)	(68.3)
Derivative liabilities at fair value — qualifying hedges	(18.7)	—	(18.7)	—	(18.7)
Borrowings(4)	(9,043.8)	—	(8,281.7)	(991.2)	(9,272.9)
Credit balances of factoring clients	(1,468.6)	—	—	(1,468.6)	(1,468.6)
Other liabilities subject to fair value disclosure(5)	(725.2)	—	—	(725.2)	(725.2)
(1)

Level 3 fair value at December 31, 2018, includes debt securities AFS of $65.9 million, and non-marketable investments of $257.9 million. Level 3 fair value at December 31, 2017 included debt securities AFS of $385.8 million, debt securities carried at fair value with changes recorded in net income of $0.4 million, and non-marketable investments of $301.2 million.

(2)

Other assets subject to fair value disclosure primarily include accrued interest receivable, indemnification assets relating to the SFR loans purchased in the OneWest Bank Transaction and miscellaneous receivables. The remaining assets have carrying values that approximated fair value, generally due to their short-term nature. As of December 31, 2017, other assets subject to fair value disclosure also included the return of collateral and settlements resulting from market value changes to asset-backed securities underlying the TRS.

(3)

The estimated fair values of the indemnification assets reflect the present value of expected reimbursements under the indemnification agreements based on the loan performance discounted at an estimated market rate, and were classified as Level 3. The indemnification assets included in the above table do not include Agency claims indemnification (the balance of which was zero at December 31, 2018 and $28.9 million at December 31, 2017), as they are not considered financial instruments.

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

The methods and assumptions used to estimate the fair value of each class of financial instruments were:

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Assets and Liabilities —Derivatives were valued using models that incorporate inputs depending on the type of derivative. Besides the fair value of the Dutch TRS Derivative, written options on certain CIT Bank time deposits and credit derivatives that were estimated using Level 3 inputs, most derivative instruments were valued using Level 2 inputs based on quoted prices for similar assets and liabilities and model-based valuation techniques for which all significant assumptions are observable in the market. See Note 1 – Summary of Significant Accounting Policies for details on significant inputs and valuation techniques. See Note 10 — Derivative Financial Instruments for notional principal amounts and fair values.

Investment Securities —

▪

Debt securities classified as AFS —Investments in U.S. federal government agency securities, U.S. Treasury Notes, agency pass-through and supranational securities were valued using Level 2 inputs. See Note 1 – Summary of Significant Accounting Policies for details on significant inputs and valuation techniques. The market for non-Agency MBS is not active; therefore the estimated fair value was determined using a discounted cash flow technique. Given the lack of observable market data, the estimated fair value of the non-agency MBS was classified as Level 3.

▪

Non-marketable securities - utilize Level 3 inputs to estimate fair value and were generally recorded under the cost or equity method of accounting. FHLB and FRB stock carrying values approximate fair value. Of the remaining non-marketable securities, the fair value is determined based on techniques that use significant assumptions that are not observable in the market.

▪

Securities carried at fair value with changes recorded in net income — included equity securities AFS that were reclassified to securities carried at fair value with changes recorded in net income upon the adoption of ASU 2016-01 - Financial Instruments as of January 1, 2018. A majority were valued using Level 2 inputs based on published net asset value, with the remaining securities being valued using Level 1 inputs.

Assets held for sale — as there was no liquid secondary market for most AHFS, the fair value was primarily estimated based on Level 3 inputs.

Loans — Within the Loans category, there are several types of loans as follows:

▪

Commercial and Consumer Loans — Of the loan balance above, $983.4 million at December 31, 2018 and $624.3 million at December 31, 2017 respectively, were valued using Level 2 inputs. Commercial and consumer loans are generally valued individually, while small ticket commercial loans and equipment loans are valued on an aggregate portfolio basis. As there is no liquid secondary market for most loans, the fair value was primarily estimated using significant Level 3 inputs at both December 31, 2018 and December 31, 2017. See Note 1 – Summary of Significant Accounting Policies for details on significant inputs and valuation techniques.

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

Deposits — The estimated fair value of deposits with no stated maturity, such as demand deposit accounts, money market accounts, and savings accounts was the amount payable on demand at the reporting date. The fair value of time deposits is estimated using Level 3 inputs.

Borrowings

The Level 2 fair value of borrowings were valued using market inputs and discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates and did not require significant judgment. These borrowings include:

▪	Unsecured debt — Unsecured debt included both senior debt and subordinated debt, with a par value of $3.8 billion at December 31, 2018 and December 31, 2017.
▪

Secured borrowings — Secured borrowings included both structured financings and FHLB advances. Of the total estimated fair value of structured financing, approximately $3.6 billion par value at December 31, 2018 and $4.3 billion at December 31, 2017 were Level 2. The estimated fair value of FHLB advances was based on the discounted cash flow model. The cash flows were calculated using the contractual features of the advances and then discounted using observable rates.

The Level 3 fair value of borrowings included:

▪

Secured borrowings — Market estimates were not available for approximately $0.7 billion par value of structured financings at December 31, 2018, and $1.0 billion at December 31, 2017, therefore values were estimated using Level 3 inputs.

Credit balances of factoring clients — The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances (typically 90 days or less), therefore, the carrying value approximated fair value, and the credit balances were classified as Level 3.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — STOCKHOLDERS' EQUITY

A roll forward of common stock is presented in the following table.

Number of Shares of Common Stock	Issued	Less Treasury	Outstanding
Common Stock - December 31, 2017	207,628,491	(76,275,567)	131,352,924
Restricted stock issued	1,382,865	-	1,382,865
Repurchase of common stock	-	(31,333,060)	(31,333,060)
Retirement of treasury stock	(48,000,000)	48,000,000	-
Shares held to cover taxes on vesting restricted shares and other	-	(544,744)	(544,744)
Employee stock purchase plan participation	61,722	-	61,722
Common Stock - December 31, 2018	161,073,078	(60,153,371)	100,919,707

During the year ended December 31, 2018, CIT repurchased common stock of $1,625.0 million and 31,333,060 shares, which was comprised of open market repurchases of $1,016.0 million and 20,209,773 shares and an equity tender offer of $609.0 million and 11,123,287 common shares.

The Company retired 48 million common shares in the fourth quarter of 2018, which reduced treasury stock by $2,343.6 million, with corresponding reductions in common stock ($0.5 million), paid-in capital ($2,029.1 million) and retained earnings ($314.0 million).

Refer to Footnote 1 - Summary of Significant Accounting Policies for further discussion on treasury stock retirement.

Preferred Stock

On May 31, 2017, CIT Group Inc. issued $325 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A (“Preferred Stock”). The shares pay at a perpetual dividend rate (non-cumulative) per annum equal to 5.80% from the original issue date to, but excluding, June 15, 2022. Thereafter, the shares pay at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 3.972% per annum. Dividends are paid semi-annually in arrears on June 15 and December 15, beginning on December 15, 2017 and ending on June 15, 2022. Thereafter, dividends will be paid quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The Issuer may redeem the Preferred Stock at its option, at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends, without regard to any undeclared dividends, (i) in whole or in part, from time to time, on any dividend payment date on or after June 15, 2022, or (ii) in whole, but not in part, within 90 days following the occurrence of a “regulatory capital treatment event”. Net proceeds were $318.0 million.

The Company declared and paid dividends on our common and preferred stock totaling $115.9 million during 2018 and $113.7 million on our common and preferred stock during 2017.

Accumulated Other Comprehensive Income (Loss) ("AOCI")

The following table details the components of AOCI, net of tax:
Components of Accumulated Other Comprehensive Loss (dollars in millions)

	December 31, 2018			December 31, 2017
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(6.7)	$(14.2)	$(20.9)	$0.8	$(8.8)	$(8.0)
Changes in benefit plan net gain (loss) and prior service (cost)/credit	(74.9)	4.7	(70.2)	(53.6)	(0.9)	(54.5)
Unrealized net gains (losses) on securities AFS	(117.1)	29.9	(87.2)	(39.5)	15.5	(24.0)
Total accumulated other comprehensive loss	$(198.7)	$20.4	$(178.3)	$(92.3)	$5.8	$(86.5)

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Unrealized net gains (losses) on available for sale securities	Total AOCI
Balance as of December 31, 2017	$(8.0)	$(54.5)	$(24.0)	$(86.5)
Adoption of ASUs 2016-01 and 2018-02(1)	3.3	0.3	(4.1)	(0.5)
AOCI activity before reclassifications	(12.2)	(16.5)	(45.0)	(73.7)
Amounts reclassified from AOCI	(4.0)	0.5	(14.1)	(17.6)
Net current period AOCI	(16.2)	(16.0)	(59.1)	(91.3)
Balance as of December 31, 2018	$(20.9)	$(70.2)	$(87.2)	$(178.3)
Balance as of December 31, 2016	$(61.4)	$(65.3)	$(13.4)	$(140.1)
AOCI activity before reclassifications	27.2	10.1	(6.9)	30.4
Amounts reclassified from AOCI	26.2	0.7	(3.7)	23.2
Net current period AOCI	53.4	10.8	(10.6)	53.6
Balance as of December 31, 2017	$(8.0)	$(54.5)	$(24.0)	$(86.5)
(1)	See Note 1 — Business and Summary of Significant Accounting Policies for information on these ASUs.

Other Comprehensive Loss

The amounts included in the Condensed Consolidated Statements of Comprehensive Income are net of income taxes.

Foreign currency translation reclassification adjustments impacting net income were a decrease of $4.0 million for the year ended December 31, 2018 and increases of $26.2 million and $4.7 million for the years ended December 31, 2017 and 2016, respectively.  Of the 2018 balance, $(4.0) million was related to the sale of NACCO and were recorded in other non-interest income.  Of the 2017 balance, $16.7 million was a result of the sale of the Commercial Air business and was recorded in gain on sale of discontinued operations. The changes in income taxes associated with foreign currency translation adjustments were a decrease of $5.4 million for the year ended December 31, 2018 and increases of $24.0 million and $3.1 million for the years ended December 31, 2017 and 2016, respectively.

The changes in benefit plans net gain/(loss) and prior service (cost)/credit reclassification adjustments impacting net income were increases of $0.5 million, $0.7 million, and $1.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. The changes in income taxes associated with changes in benefit plans net gain/(loss) and prior service (cost)/credit were an increase of $5.6 million for the year ended December 31, 2018 and decreases of $6.2 million and $1.7 million for the years ended December 31, 2017 and 2016, respectively.

Reclassification adjustments impacting net income for unrealized gains/(losses) on available for sale securities were decreases of $14.1 million and $3.7 million for the years ended December 31, 2018 and 2017, respectively.  There were no reclassification adjustments impacting net income for unrealized gains/(losses) on available for sale securities for the year ended December 31, 2016. The changes in income taxes associated with net unrealized gains/(losses) on available for sale securities were an increase of $14.4 million for the year ended December 31, 2018, a decrease of $6.9 million for the year ended December 31, 2017, and an increase of $4.3 million for the year ended December 31, 2016.

Reclassifications Out of AOCI (dollars in millions)

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement Line Item
Foreign currency translation adjustment gains (losses)(1)	$(10.7)	$6.7	$(4.0)	$24.1	$2.1	$26.2	Other non-interest income
Changes in benefit plan net gain (loss) and prior service (cost)/credit losses	0.6	(0.1)	0.5	0.7	—	0.7	Operating Expenses
Unrealized net gains (losses) on securities AFS	(19.2)	5.1	(14.1)	(5.9)	2.2	(3.7)	Other non-interest income
Total Reclassifications out of AOCI	$(29.3)	$11.7	$(17.6)	$18.9	$4.3	$23.2

(1) $(4.0) million of the reclassification from AOCI during 2018 was a result of the sale of NACCO and was recorded in other non-interest income. $16.7 million of the reclassification from AOCI during 2017 was a result of the sale of the Commercial Air business and is recorded in gain on sale of discontinued operations.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — REGULATORY CAPITAL

The Company and the Bank are each subject to various regulatory capital requirements administered by the FRB and the OCC. Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank each maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. We compute capital ratios in accordance with Federal Reserve capital guidelines and OCC capital guidelines for assessing adequacy of capital for the Company and CIT Bank, respectively. The regulatory capital guidelines applicable to the Company and Bank were based on the Basel III Rule for December 31, 2017 and the Basel III Rule and the Transition Final Rule (effective January 1, 2018 to extend the regulatory capital treatment under 2017 transition provisions for certain items) for December 31, 2018.

The following table summarizes the actual and effective minimum required capital ratios:

Capital Components and Ratios (dollars in millions)

	CIT		CIT Bank, N.A.
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Common Equity Tier 1 Capital	$5,278.2	$6,479.8	$4,783.6	$4,751.6
Tier 1 Capital	5,592.7	6,775.4	4,783.6	4,751.6
Total Capital	6,519.3	7,251.0	5,230.4	5,183.3
Risk-Weighted Assets	44,051.7	44,537.7	35,697.6	34,527.2
Common Equity Tier 1 Capital Ratio
Actual	12.0%	14.5%	13.4%	13.8%
Effective minimum ratios under Basel III guidelines (1)	6.375%	5.750%	6.375%	5.750%
Tier 1 Capital Ratio:
Actual	12.7%	15.2%	13.4%	13.8%
Effective minimum ratios under Basel III guidelines (1)	7.875%	7.250%	7.875%	7.250%
Total Capital Ratio:
Actual	14.8%	16.3%	14.7%	15.0%
Effective minimum ratios under Basel III guidelines (1)	9.875%	9.250%	9.875%	9.250%
Tier 1 Leverage Ratio:
Actual	11.6%	13.8%	11.6%	11.8%
Required minimum ratio for capital adequacy purposes	4.0%	4.0%	4.0%	4.0%
(1)	Required ratios under Basel III Rule in effect as of the reporting date including the partially phased-in capital conservation buffer.

NOTE 15 — EARNINGS PER SHARE

The following table sets forth the computation of the Basic and Diluted earnings per share:

Earnings per Share (dollars in millions, except per share amounts; shares in thousands)

	Years Ended December 31,
	2018	2017	2016
Earnings / (Loss)
Income (loss) from continuing operations	$ 472.1	$ 259.4	$ (182.6)
Preferred stock dividends	18.9	9.8	—
Income (loss) from continuing operations available to common shareholders	453.2	249.6	(182.6)
Income (loss) from discontinued operations	(25.0)	208.8	(665.4)
Net income (loss) available to common shareholders	$ 428.2	$ 458.4	$ (848.0)
Weighted Average Common Shares Outstanding
Basic shares outstanding	117,653	162,290	201,850
Stock-based awards(1)(2)	1,124	1,660	—
Diluted shares outstanding	118,777	163,950	201,850
Basic Earnings Per Common Share Data
Income (loss) from continuing operations	$ 3.85	$ 1.54	$ (0.90)
(Loss) income from discontinued operation	(0.21)	1.28	(3.30)
Basic income (loss) per common share	$ 3.64	$ 2.82	$ (4.20)
Diluted Earnings Per Common Share Data(2)
Income (loss) from continuing operations	$ 3.82	$ 1.52	$ (0.90)
(Loss) income from discontinued operation	(0.21)	1.28	(3.30)
Diluted income (loss) per common share	$ 3.61	$ 2.80	$ (4.20)
(1)

Represents the incremental shares from non-qualified restricted stock awards, performance shares, and in-the-money stock options. Weighted average restricted shares, performance shares and options that were either out-of-the money or did not meet performance targets and therefore excluded from diluted earnings per share totaled 0.5 million, 1.3 million, and 2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)

Due to the net loss for the year ended December 31, 2016, the Diluted Earnings Per Share calculation excluded 0.7 million of weighted average restricted shares, performance shares, and options as they were anti-dilutive. The Basic weighted average shares outstanding and net loss for the year ended December 31, 2016 were utilized for the Diluted Earnings Per Share calculation.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — NON-INTEREST INCOME

Certain line-items in the table are changed from the year-ago presentation; all prior periods are conformed.

Non-interest Income (dollars in millions)

	Years Ended December 31,
	2018	2017	2016
Rental income on operating leases	$1,009.0	$1,007.4	$1,031.6
Other non-interest income:
Fee revenues	103.5	113.6	111.6
Factoring commissions	102.4	102.9	105.0
Gains on leasing equipment, net of impairments	59.5	43.1	30.1
BOLI income	25.5	7.6	-
Gains on investment securities, net of impairments	15.3	28.9	11.5
Other revenues	67.6	68.1	(107.6)
Total other non-interest income	373.8	364.2	150.6
Total non-interest income	$1,382.8	$1,371.6	$1,182.2

NOTE 17 — NON-INTEREST EXPENSES

Non-Interest Expense (dollars in millions)

	Years Ended December 31,
	2018	2017	2016
Depreciation on operating lease equipment	$311.1	$296.3	$261.1
Maintenance and other operating lease expenses	230.4	222.9	213.6
Operating expenses:
Compensation and benefits	558.4	566.3	585.5
Technology	131.5	127.9	133.7
Professional fees	82.7	132.3	175.8
Insurance	68.3	84.7	96.5
Net occupancy expense	65.6	67.8	71.9
Advertising and marketing	47.6	42.2	20.5
Other expenses	92.0	89.6	137.8
Operating expenses, excluding restructuring costs and intangible asset amortization	1,046.1	1,110.8	1,221.7
Intangible asset amortization	23.9	24.7	25.6
Restructuring costs	-	53.0	36.2
Total operating expenses	1,070.0	1,188.5	1,283.5
Goodwill impairment	-	255.6	354.2
Loss on debt extinguishment and deposit redemptions	38.6	220.0	12.5
Total non-interest expenses	$1,650.1	$2,183.3	$2,124.9

NOTE 18 — INCOME TAXES

The following table presents the U.S. and non-U.S. components of income/ (loss) before provision (benefit) for income taxes:

Income (Loss) From Continuing Operations Before Provision (Benefit) for Income Taxes (dollars in millions)

	Years Ended December 31,
	2018	2017	2016
U.S. operations	$471.4	$251.9	$157.5
Non-U.S. operations	165.6	(60.3)	(136.6)
Income from continuing operations before benefit / (provision) for income taxes	$637.0	$191.6	$20.9

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The provision for income taxes is comprised of the following:

Provision (Benefit) for Income Taxes (dollars in millions)

	Years Ended December 31,
	2018	2017	2016
Current U.S. federal income tax provision	$29.5	$73.7	$0.3
Deferred U.S. federal income tax provision	56.1	24.8	906.9
Total federal income tax provision	85.6	98.5	907.2
Current state and local income tax provision / (benefit)	8.4	(0.7)	14.6
Deferred state and local income tax provision / (benefit)	24.8	(27.8)	1.8
Total state and local income tax provision / (benefit)	33.2	(28.5)	16.4
Total non-U.S. income tax provision / (benefit)	37.6	(31.4)	90.8
Total provision for income taxes	$156.4	$38.6	$1,014.4
Continuing operations	$164.9	$(67.8)	$203.5
Discontinued operations	(8.5)	106.4	810.9
Total provision for income taxes	$156.4	$38.6	$1,014.4

A reconciliation from the U.S. Federal statutory rate to the Company's actual effective income tax rate is as follows:

Percentage of Pretax Income Years Ended December 31 (dollars in millions)

	Effective Tax Rate
	2018			2017			2016
Continuing Operations	Pretax Income	Income tax expense (benefit)	Percent of pretax income	Pretax Income	Income tax expense (benefit)	Percent of pretax Income	Pretax Income	Income tax expense (benefit)	Percent of pretax income
Federal income tax rate	$637.0	$133.8	21.0%	$191.6	$67.0	35.0%	$20.9	$7.3	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit	—	30.2	4.7%	—	4.4	2.3%	—	21.0	101.0%
Non-deductible goodwill	—	—	—%	—	58.7	30.7%	—	126.2	606.6%
Domestic tax credits	—	(13.2)	(2.1)%	—	(20.7)	(10.8)%	—	(18.1)	(87.0)%
Cumulative Method Change — Tax Advantaged Investments(1)	—	—	—%	—	26.6	13.9%	—	—	—%
Effect of tax law changes	—	—	—%	—	(22.6)	(11.8)%	—	—	—%
Difference in tax rates applicable to non-U.S. earnings	—	7.2	1.1%	—	(1.6)	(0.8)%	—	(10.3)	(49.6)%
International income subject to U.S. tax	—	8.7	1.4%	—	1.2	0.6%	—	29.2	140.3%
Unrecognized tax expense (benefit)	—	1.5	0.2%	—	(0.2)	(0.1)%	—	(14.4)	(69.3)%
Deferred income taxes on international unremitted earnings	—	12.4	1.9%	—	4.6	2.4%	—	41.8	200.7%
International Restructuring	—	13.6	2.2%	—	(237.9)	(124.2)%	—	—	—%
Valuation allowances	—	(28.9)	(4.4)%	—	60.5	31.6%	—	14.7	70.6%
International tax settlements	—	—	—%	—	(3.5)	(1.8)%	—	(0.6)	(2.7)%
Other	—	(0.4)	(0.1)%	—	(4.3)	(2.4)%	—	6.7	32.4%
Effective Tax Rate — Continuing operations		$164.9	25.9%		$(67.8)	(35.4)%		$203.5	978.0%
Discontinued Operation
Federal income tax rate	$(33.4)	$(7.0)	21.0%	$315.2	$110.3	35.0%	$145.5	$50.9	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit	—	(1.5)	4.3%	—	7.2	2.3%	—	(9.5)	(6.5)%
Non-deductible penalties	—	—	—%	—	—	—%	—	16.6	11.4%
Lower tax rates applicable to non-U.S. earnings	—	—	—%	—	(93.2)	(29.6)%	—	(110.8)	(76.1)%
International income subject to U.S. tax	—	—	—%	—	44.2	14.0%	—	16.7	11.5%
Deferred income taxes on international unremitted earnings		—	—%		39.7	12.6%		847.3	582.1%
Other	—	—	—%	—	(1.8)	(0.5)%	—	(0.3)	(0.3)%
Effective Tax Rate — Discontinued operations		$(8.5)	25.3%		$106.4	33.8%		$810.9	557.1%
Total Effective Tax Rate		$156.4	25.9%		$38.6	7.6%		$1,014.4	609.7%
(1)	Amount relates to the change in accounting policy for LIHTC. See Note 1 — Business and Summary of Significant Accounting Policies.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities are presented below:

Components of Deferred Income Tax Assets and Liabilities (dollars in millions)

	December 31,
	2018	2017
Deferred Tax Assets:
Net operating loss (NOL) carryforwards	$765.1	$877.3
Basis difference in loans	200.9	181.5
Provision for credit losses	127.5	117.8
Accrued liabilities and reserves	91.1	116.6
Deferred stock-based compensation	16.7	19.5
Domestic tax credits	124.1	87.1
Capital Loss Carryforward	11.4	54.0
Unrealized net gains (losses) on securities AFS	28.1	9.3
Other	34.3	37.5
Total gross deferred tax assets	1,399.2	1,500.6
Deferred Tax Liabilities:
Operating leases	(1,015.7)	(1,066.5)
Loans and direct financing leases	(28.8)	(38.1)
Basis difference in mortgage backed securities	(0.6)	(24.6)
Basis difference in federal home loan bank stock	(15.8)	(17.5)
Non-U.S. unremitted earnings	(55.1)	(61.0)
Unrealized foreign exchange gains	(21.0)	(12.5)
Goodwill and intangibles	(22.7)	(23.5)
Other	(26.3)	(16.9)
Total deferred tax liabilities	(1,186.0)	(1,260.6)
Total net deferred tax asset before valuation allowances	213.2	240.0
Less: Valuation allowances	(229.8)	(280.6)
Net deferred tax liability after valuation allowances	$(16.6)	$(40.6)

Tax Cuts and Jobs Act and Other New Legislation

The Tax Cuts and Jobs Act (or TCJA) was enacted on December 22, 2017. The TCJA required management to make certain adjustments to the Company’s 2017 year-end financial statements for the effects of the law relating to the remeasurement of deferred taxes, liabilities for taxes due on mandatory deemed repatriation, liabilities for taxes due on other foreign income, and the reassessment of the Company’s VA. As of December 31, 2018, the Company has reviewed information relating to these tax law changes and concluded that the procedures and methods utilized in developing assumptions, estimates and judgments recorded in the financial statements are appropriate.

On July 1, 2018, New Jersey enacted legislation requiring corporations to file their tax returns on a mandatory combined unitary basis effective January 1, 2019.  The Company evaluated the impact of the enacted legislation and determined the deferred tax impact would increase the tax effects of temporary differences by $11.7 million but would be entirely offset by a DTA of the same amount created by the deduction of the tax resulting from the change in methodology.  The Company will be allowed to take this deduction over a ten-year period.

Net Operating Loss Carryforwards and Valuation Adjustments

As of December 31, 2018, CIT has deferred tax assets ("DTAs") from continuing operations totaling $765.1 million on its global NOLs. This includes: (1) a DTA of $438.6 million relating to its cumulative U.S. federal NOLs of $2.1 billion; (2) DTAs of $314.4 million relating to cumulative state NOLs of $5.8 billion, including amounts of reporting entities that file in multiple jurisdictions, and (3) DTAs of $12.1 million relating to cumulative non-U.S. NOLs of $48.0 million.

During 2018, Management updated the Company's long term forecast of future U.S. federal taxable income. The updated forecasts continue to support no VA on the U.S. federal DTAs on NOLs but the VA of $201.3 million was retained on U.S. state DTAs on certain NOLs as of December 31, 2018.

During 2017, the Company reported a net $177.4 million U.S. income tax benefit comprised of a gross $234.2 million tax benefit on a capital loss of $610.5 million realized on the liquidation of a wholly-owned foreign subsidiary partially offset by a $56.8 million charge to establish a VA against the unused portion of the capital loss.  As a result of the change in the U.S. Federal income tax rate from 35 percent to 21 percent beginning in 2018, the VA against the capital loss carryforwards was revalued to $39.6 million as of December 31, 2017.  The Company maintained a $9.0 million and $1.5 million U.S. federal and state VA, respectively, on the deferred tax asset established on capital loss carryforwards as of December 31, 2018, down from $39.6 million in 2017.  The reduction was attributable to changes in expected capital gains and additional net capital gains recognized in 2018 in the normal course of business as well as a reduction to the DTA on capital loss carryforward and associated VA. The Company will recognize the income tax benefit on the remaining portion of the DTA subject to the VA to the extent of additional capital gains. Capital losses can be carried forward for five years to offset future capital gains but requires a VA until additional capital gains are identified.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company maintained a VA of $18.0 million against certain non-U.S. reporting entities' net DTAs at December 31, 2018, down from $32.4 million at December 31, 2017. The decrease is mainly related to the write-off of DTAs for certain reporting entities due to the remote likelihood that they will ever utilize their respective DTAs.

The Company's ability to recognize DTAs is evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize our DTAs, VAs may be adjusted accordingly.

Liabilities for Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (dollars in millions)

	Liabilities for Unrecognized Tax Benefits	Interest / Penalties	Grand Total
Balance at December 31, 2017	$13.5	$6.3	$19.8
Additions for tax positions related to prior years	1.6	2.5	4.1
Reductions for tax positions of prior years	—	(1.6)	(1.6)
Expiration of statutes of limitations	(0.4)	(0.1)	(0.5)
Foreign currency revaluation	(0.9)	(0.2)	(1.1)
Balance at December 31, 2018	$13.8	$6.9	$20.7

During the year ended December 31, 2018, the Company recorded a net $0.9 million increase in unrecognized tax benefits ("UTBs"), including interest and penalties. The majority of the net increase related to a $1.6 million new tax position taken on Research and Experimentation Credits.

During the year ended December 31, 2018, the Company recognized $0.6 million income tax expense relating to interest and penalties on its UTBs. The change in balance is mainly related to the interest and penalties associated with the above mentioned UTBs taken on certain prior-year U.S. state income tax returns. As of December 31, 2018, the accrued liability for interest and penalties is $6.9 million. The Company recognizes accrued interest and penalties on UTBs in income tax expense.

The entire $20.7 million of UTBs including interest and penalties at December 31, 2018, would lower the Company's effective tax rate, if realized. Management believes that it is reasonably possible the total potential liability before interest and penalties may be increased or decreased by $10 million within the next twelve months of the reporting date because of anticipated settlement with taxing authorities, resolution of open tax matters, and the expiration of various statutes of limitations.

Income Tax Audits

During 2017, the Company received notification from the IRS of commencement of a new federal income tax exam for the 2015 tax year. The Company received official notification from the IRS confirming completion of the audit with no changes to the reported amounts in 2018.

IMB Holdco LLC and its subsidiaries are under examination by the California Franchise Tax Board ("FTB") for tax years 2009 through 2015.  The FTB has completed its audit of the 2009 - 2013 returns. The Company, working with its outside advisors, is currently in negotiations to agree to a final Closing Agreement that would settle all outstanding issues for 2009 through 2013.  The Company expects final resolution and favorable settlement of the issues in 2019.  The issues raised by California were anticipated by the Company, and the Company believes it has provided adequate reserves in accordance with ASC 740 for any potential adjustments.

The Company and its subsidiaries are under examination in various states, provinces and countries for years ranging from 2009 through 2016. Management does not anticipate that these examination results will have any material financial impact.

NOTE 19 — RETIREMENT, POSTRETIREMENT AND OTHER BENEFIT PLANS

CIT provides various benefit programs, including defined benefit retirement and postretirement plans, and defined contribution savings incentive plans. A summary of major plans is provided below.

Retirement and Postretirement Benefit Plans

Retirement Benefits

CIT maintains a frozen U.S. non-contributory pension plan (the "Plan") qualified under the Internal Revenue Code (“IRC”).

The Company also maintains a frozen U.S. non-contributory supplemental retirement plan (the "Supplemental Plan”), and an Executive Retirement Plan, which has been closed to new members since 2006, and whose participants are all inactive as of December 31, 2018.  In addition, CIT has a frozen non-contributory, non-US retirement plan which covers a small number of retired participants.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated balances under the Plan and the Supplemental Plan continue to receive periodic interest, subject to certain government limits. The interest credit was 2.60%, 2.84%, and 2.61% for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Obligations and Funded Status

The following tables set forth changes in benefit obligation, plan assets, funded status and net periodic benefit cost of the retirement plans and postretirement plans:

Obligations and Funded Status (dollars in millions)

	Retirement Benefits		Post-Retirement Benefits
	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$439.8	$443.6	$34.5	$35.2
Interest cost	14.7	16.0	1.2	1.2
Plan amendments, curtailments, and settlements	(0.7)	3.2	—	—
Actuarial (gain) / loss	(16.1)	9.5	(4.1)	0.5
Benefits paid	(23.7)	(27.1)	(3.5)	(4.1)
Other(1)	—	(5.4)	1.7	1.7
Benefit obligation at end of year	414.0	439.8	29.8	34.5
Change in plan assets
Fair value of plan assets at beginning of period	374.3	355.5	—	—
Actual return on plan assets	(23.3)	46.0	—	—
Employer contributions	6.7	7.9	1.7	2.5
Plan settlements	(0.6)	(0.6)	—	—
Benefits paid	(23.7)	(27.1)	(3.5)	(4.1)
Other(1)	—	(7.4)	1.8	1.6
Fair value of plan assets at end of period	333.4	374.3	—	—
Funded status at end of year(2)(3)	$(80.6)	$(65.5)	$(29.8)	$(34.5)
Information for pension plans with a benefit obligation in excess of plan assets
Projected benefit obligation (5)	$414.0	$84.7	$29.8	N/A
Accumulated benefit obligation(4)(5)	$414.0	$84.7	N/A	N/A
Fair value of plan assets	$333.4	$—	N/A	N/A

N/A – Not Applicable

(1)	Consists of the following: special termination benefits, plan participants' contributions and currency translation adjustments, primarily related to CIT's Germany pension plan.
(2)	These amounts were recognized as liabilities in the Consolidated Balance Sheet at December 31, 2018 and 2017.
(3)

Company assets of $83.6 million and $82.9 million as of December 31, 2018 and 2017, respectively, related to the non-qualified U.S. executive retirement plan obligation are not included in plan assets but related liabilities are in the benefit obligation.

(4)

Since the Plans' benefits are frozen, the rate of compensation increase is no longer an assumption used to calculate the accumulated benefit obligation.  Therefore, the accumulated benefit obligation was the same as the projected benefit obligation at December 31, 2018 and 2017.

(5)	As of December 31, 2017, the assets for CIT's qualified pension plan exceeded the projected benefit obligations of the Plan.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net periodic benefit cost and other amounts recognized in AOCI consisted of the following:

Net Periodic Benefit Costs and Other Amounts (dollars in millions)

	Retirement Benefits			Post-Retirement Benefits
	2018	2017	2016	2018	2017	2016
Service cost	$—	$—	$0.1	$—	$—	$—
Interest cost	14.7	16.0	17.1	1.2	1.2	1.4
Expected return on plan assets	(18.9)	(19.3)	(18.5)	—	—	—
Amortization of prior service cost	—	—	—	(0.5)	(0.5)	(0.5)
Amortization of net loss/(gain)	1.3	1.6	2.9	(0.5)	(1.0)	(0.7)
Settlement and curtailment (gain)/loss(1)	—	4.5	—	—	—	—
Net periodic benefit cost (credit)	(2.9)	2.8	1.6	0.2	(0.3)	0.2
Other Changes in Plan Assets and Benefit Obligations Recognized in OCI
Net loss/(gain)	26.2	(17.1)	(5.0)	(4.1)	0.5	0.9
Amortization, settlement or curtailment recognition of net (loss)/gain	(1.3)	(1.5)	(2.9)	0.5	1.1	0.7
Amortization, settlement or curtailment recognition of prior service credit	—	—	—	0.5	0.5	0.5
Total recognized in OCI	24.9	(18.6)	(7.9)	(3.1)	2.1	2.1
Total recognized in net periodic benefit cost and OCI	$22.0	$(15.8)	$(6.3)	$(2.9)	$1.8	$2.3
(1)	$4.7 million curtailment and special termination benefit costs were recorded in discontinued operations in the accompanying financial statements at December 31, 2017.

The net (gain)/loss recognized in OCI for the years ended December 31, 2018, December 31, 2017, and December 31, 2016 are primarily due to the following factors:

Significant Gains and Losses Affecting the Benefit Obligation (dollars in millions)

	2018	2017	2016
Asset (Gains)/Losses	$42.2	$(26.9)	$(9.5)
Update Mortality Assumption	(0.7)	(3.0)	(5.7)
Discount Rate Decrease/(Increase)	(21.5)	12.7	10.2
Interest Rate (Decrease)/Increase	4.3	(2.2)	(2.8)
Amortization Gain/Loss	(1.3)	(1.5)	(2.9)
Other assumption changes	1.9	2.3	2.8
(Increase)/Decrease in AOCI	$24.9	$(18.6)	$(7.9)

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

The weighted average assumptions used in the measurement of benefit obligations are as follows:

Weighted Average Assumptions

	Retirement Benefits		Post-Retirement Benefits
	2018	2017	2018	2017
Discount rate	4.00%	3.45%	4.00%	3.50%
Interest crediting rate	2.75%	2.25%	N/A	N/A
Health care cost trend rate
Pre-65	N/A	N/A	6.10%	6.30%
Post-65	N/A	N/A	6.90%	7.40%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%
Year ultimate reached	N/A	N/A	2037	2037

N/A – Not Applicable

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted average assumptions used to determine net periodic benefit costs are as follows:

Weighted Average Assumptions

	Retirement Benefits		Post-Retirement Benefits
	2018	2017	2018	2017
Discount rate	3.50%	3.73%	3.50%	3.75%
Expected long-term return on plan assets	5.25%	5.69%	N/A	N/A
Interest crediting rate	2.25%	2.50%	N/A	N/A

N/A – Not Applicable

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

There were no transfers of assets between Levels during 2018 and 2017. The tables below set forth asset fair value measurements.

Fair Value Measurements (dollars in millions)

December 31, 2018	Level 1	Level 2	Level 3	Not Classified[1]	Total Fair Value
Cash	$11.8	$—	$—	$—	$11.8
Mutual Fund	76.0	—	—	—	76.0
Exchange Traded Funds	17.7	—	—	—	17.7
Common Stock	19.6	—	—	—	19.6
Short Term Investment Fund, measured at NAV	1.2	—	—	—	1.2
Common Collective Trust, measured at NAV	—	—	—	188.2	188.2
Partnership, measured at NAV	—	—	—	9.4	9.4
Hedge Fund, measured at NAV	—	—	—	9.5	9.5
	$126.3	$—	$—	$207.1	$333.4
December 31, 2017
Cash	$8.3	$—	$—	$—	$8.3
Mutual Fund	82.5	—	—	—	82.5
Exchange Traded Funds	18.6	—	—	—	18.6
Common Stock	21.5	—	—	—	21.5
Short Term Investment Fund, measured at NAV	1.2	—	—	—	1.2
Common Collective Trust, measured at NAV	—	—	—	206.8	206.8
Partnership, measured at NAV	—	—	—	9.9	9.9
Hedge Fund, measured at NAV	—	—	—	25.5	25.5
	$132.1	$—	$—	$242.2	$374.3
(1)	These investments have been measured using the net asset value per share practical expedient and are not required to be classified in the table above.

Contributions

The Company's policy is to make contributions so that they exceed the minimum required by laws and regulations, are consistent with the Company's objective of ensuring sufficient funds to finance future retirement benefits and are tax deductible. CIT currently does not expect to have a required minimum contribution to the U.S. Retirement Plan during 2019. For all other plans, CIT currently expects to contribute $9.6 million during 2019.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Estimated Future Benefit Payments

The following table depicts benefits projected to be paid from plan assets or from the Company's general assets calculated using current actuarial assumptions. Actual benefit payments may differ from projected benefit payments.

Projected Benefits (dollars in millions)

For the years ended December 31,	Retirement Benefits	Gross Postretirement Benefits	Medicare Subsidy Receipts
2019	$28.2	$2.6	$0.2
2020	29.2	2.6	0.2
2021	29.1	2.5	0.3
2022	28.0	2.4	0.1
2023	28.8	2.3	0.1
2024 – 2028	138.6	10.2	0.5

Savings Incentive Plan

CIT has a number of defined contribution retirement plans covering certain of its U.S. employees which qualify under section 401(k) of the Internal Revenue Code. Generally, employees may contribute a portion of their eligible compensation, as defined, subject to regulatory limits and plan provisions, and the Company matches these contributions up to a threshold. Participants are also eligible for an additional discretionary company contribution. The cost of these plans totaled $19.2 million, $18.7 million, and $15.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Stock-Based Compensation

In February 2016, the Company adopted the CIT Group Inc. 2016 Omnibus Incentive Plan (the "2016 Plan"), which provides for grants of stock-based awards to employees, executive officers and directors, and replaced the Amended and Restated CIT Group Inc. Long-Term Incentive Plan (the "Prior Plan"). The number of shares of common stock that may be issued for all purposes under the 2016 Plan is (1) 5 million shares plus (2) the number of authorized shares remaining available under the Prior Plan plus (3) the number of shares relating to awards granted under the Prior Plan that subsequently are forfeited, expire, terminate or otherwise lapse or are settled for cash, in whole or in part, as provided by the 2016 Plan. At December 31, 2018, the total number of shares that may be issued under the 2016 Plan was 4,639,054 (excludes 2,159,435 shares underlying outstanding awards granted to employees and/or directors that are unvested and/or unsettled). Currently under the 2016 Plan, the issued and unvested awards consist mainly of Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs").

The fair value of RSUs and PSUs are based on the fair market value of CIT's common stock on the date of grant. Compensation expense is recognized over the vesting period (requisite service period), which is generally three years for restricted stock/units, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. Compensation expense for PSUs that cliff vest are recognized over the vesting period, which is generally three years, and on a straight-line basis.

Operating expenses includes $38.8 million of compensation expense related to equity-based awards granted to employees or members of the Board of Directors for the year ended December 31, 2018, including $38.4 million related to restricted and retention stock and unit awards and the remaining related to stock purchases. Compensation expense related to equity-based awards included $41.9 million in 2017 and $36.6 million in 2016. Total unrecognized compensation cost related to nonvested awards was $22.4 million at December 31, 2018. That cost is expected to be recognized over a weighted average period of 1.76 years.

Employee Stock Purchase Plan

In December 2010, the Company adopted the CIT Group Inc. 2011 Employee Stock Purchase Plan (the "ESPP"), which was approved by shareholders in May 2011. Eligibility for participation in the ESPP includes employees of CIT and its participating subsidiaries, except that any employees designated as highly compensated are not eligible to participate in the ESPP. The ESPP is available to employees in the United States and to certain international employees. Under the ESPP, CIT is authorized to issue up to 2,000,000 shares of common stock to eligible employees. Eligible employees can choose to have between 1% and 10% of their base salary withheld to purchase shares quarterly, at a purchase price equal to 85% of the fair market value of CIT common stock on the last business day of the quarterly offering period. The amount of common stock that may be purchased by a participant through the ESPP is generally limited to $25,000 per year. A total of 61,722, 54,684, and 72,325 shares were purchased under the plan in 2018, 2017, and 2016, respectively.

Restricted Stock Units and Performance Stock Units

Under the 2016 Plan, RSUs and PSUs are awarded at no cost to the recipient upon grant. RSUs are generally granted annually at the discretion of the Company, but may also be granted during the year to new hires or for retention or other purposes. RSUs granted to employees and members of the Board during 2018 and 2017 generally were scheduled to vest either one third per year for three years or 100% after three years. RSUs granted to employees were also subject to performance-based vesting based on a minimum Tier 1 Capital ratio. A limited number of vested stock awards are scheduled to remain subject to transfer restrictions through the first anniversary of the grant date for members of the Board who elected to receive stock in lieu of cash compensation for their retainer. Certain RSUs granted to directors, and in limited instances to employees, are designed to settle in cash and are accounted for as "liability" awards. The values of these cash-settled RSUs are re-measured at the end of each reporting period until the award is settled.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain senior executives receive long-term incentive (“LTI”) awards, which are generally granted at the discretion of the Company annually.  During 2018 and 2017, LTI has been awarded 50% in the form of PSUs based on after-tax ROTCE with a total shareholder return (“TSR”) adjustment factor (described more fully below), and 50% in the form of performance based RSUs (described above).

PSUs awarded during 2018 and 2017 may be earned at the end of a three-year performance period (2018 – 2020, and 2017 – 2019, respectively) based on after-tax ROTCE, which may be increased or decreased by up to 20% depending on the Company’s 3-year cumulative TSR results relative to the component companies of the KBW Nasdaq Bank Index for the performance period.  No increase is permitted if the Company’s TSR for the performance period is negative, and the overall payout for PSUs, including the TSR adjustment factor, may range from 0% to a maximum of 150% of target. Performance measures for all PSU awards have a minimum threshold level of performance that must be achieved to trigger any payout; if the threshold level of performance is not achieved, then no portion of the PSU target will be payable.

The fair value of RSUs and PSUs that vested and settled in stock during 2018, 2017, and 2016 was $72.8 million, $59.0 million, and $52.4 million, respectively. The fair value of RSUs that vested and settled in cash during 2018, 2017, and 2016 was $0.4 million, $0.3 million, and $0.2 million, respectively.

The following tables summarize restricted stock and RSU activity for 2018 and 2017:

Stock and Cash — Settled Awards Outstanding

	Stock-Settled Awards		Cash-Settled Awards
December 31, 2018	Number of Shares	Weighted Average Grant Date Value	Number of Shares	Weighted Average Grant Date Value
Unvested at beginning of period	2,529,441	$37.55	15,071	$42.22
Vested / unsettled awards at beginning of period	246,057	45.09	—	—
PSUs - granted to employee	149,067	55.09	—	—
PSUs - incremental for performance above 2012-14 targets	17,716	45.88	—	—
RSUs - granted to employees	702,231	51.33	—	—
RSUs - granted to directors	21,718	51.91	6,350	53.15
Forfeited / cancelled	(123,950)	41.97	—	—
Vested / settled awards	(1,382,845)	39.65	(8,229)	41.52
Vested / unsettled awards	(258,169)	34.15	—	—
Unvested at end of period	1,901,266	$43.88	13,192	$47.92
December 31, 2017
Unvested at beginning of period	3,043,451	$37.70	12,072	$37.81
Vested / unsettled awards at beginning of period	243,335	46.10	—	—
PSUs - granted to employee	194,979	41.67	—	—
PSUs - incremental for performance above 2012-14 targets	(30,758)	47.76	—	—
RSUs - granted to employees	826,634	41.30	—	—
RSUs - granted to directors	32,623	46.03	8,506	46.66
Forfeited / cancelled	(144,615)	36.41	—	—
Vested / settled awards	(1,390,151)	40.92	(5,507)	39.42
Vested / unsettled awards	(246,057)	45.09	—	—
Unvested at end of period	2,529,441	$37.55	15,071	$42.22

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 — COMMITMENTS

The accompanying table summarizes off-balance sheet credit-related commitments and other purchase and funding commitments:

Commitments (dollars in millions)

	December 31, 2018			December 31, 2017
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets (1),(2),(3)	$3,058.7	$4,077.6	$7,136.3	$6,351.1
Letters of credit
Standby letters of credit	27.0	199.2	226.2	213.3
Other letters of credit	11.3	0.7	12.0	16.3
Deferred purchase agreements	1,959.5	—	1,959.5	2,068.1
Purchase and Funding Commitments
Rail and other purchase commitments (1),(3)	335.5	9.3	344.8	222.9
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

(2)	Included reverse mortgage loan commitments associated with discontinued operations, see Note 2 – Discontinued Operations.
(3)

Included in the table above are commitments that have been extended and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $1,957.4 million at December 31, 2018 and $950.3 million at December 31, 2017.

Financing Commitments

Commercial

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Financing commitments also include credit line agreements to Business Capital clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, was $318 million at December 31, 2018 and $190 million at December 31, 2017. As financing commitments may not be fully drawn, may expire unused, may be reduced or canceled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

At December 31, 2018, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking segment.

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

Separately, the Company, as servicer, is committed to fund draws on certain home equity lines of credit (“HELOCs”). Under the HELOC participation and servicing agreement entered into with the FDIC, the FDIC agreed to reimburse the Company for a portion of the draws that the Company funded on the purchased HELOCs from the OneWest acquisition.

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

CIT ANNUAL REPORT 2018

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

The table above includes $1,895 million and $1,979 million of DPA credit protection at December 31, 2018 and December 31, 2017, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $64 million and $89 million available under DPA credit line agreements, net of the amount of DPA credit protection provided at December 31, 2018 and December 31, 2017, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the ALLL associated with the finance loans, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $5.2 million and $5.3 million at December 31, 2018 and December 31, 2017, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments primarily relate to the Rail and Equipment Finance businesses.

Other Commitments

The Company has commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments were $98 million at December 31, 2018 and $67 million at December 31, 2017. These commitments are payable on demand and are recorded in other liabilities.

NOTE 21 — CONTINGENCIES

Litigation and other Contingencies

CIT is involved, and from time to time in the future may be involved, in a number of pending and threatened judicial, regulatory, and arbitration proceedings as well as proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies. These matters arise in connection with the conduct of CIT’s business. At any given time, CIT may also be in the process of responding to subpoenas, requests for documents, data and testimony relating to such matters and engaging in discussions to resolve the matters (all of the foregoing collectively being referred to as “Litigation”). While most Litigation relates to individual claims, CIT is also subject to putative class action claims and similar broader claims.

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $65 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2018. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 22 — LEASE COMMITMENTS

The following table presents future minimum rental payments under non-cancellable long-term lease agreements for premises and equipment at December 31, 2018:

Future Minimum Rentals (dollars in millions)

Years Ended December 31,
2019	$45.8
2020	44.7
2021	35.1
2022	26.8
2023	26.1
Thereafter	163.8
Total	$342.3

In addition to fixed lease rentals, leases generally require payment of maintenance expenses and real estate taxes, both of which are subject to escalation provisions. Minimum rental payments include $31.2 million ($14.3 million for 2019) which are accrued for in the facility exiting liability. Minimum payments have not been reduced by future minimum sublease rentals under non-cancellable subleases of $26.9 million which are included in the facility exiting liability as an adjustment to the liability for future rental payments.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rental Expense for Premises and Equipment (dollars in millions)

	Years Ended December 31,
	2018	2017	2016
Premises	$34.3	$34.9	$42.1
Equipment	1.7	1.7	1.7
Total	$36.0	$36.6	$43.8

NOTE 23 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CIT has an equity interest in Strategic Credit Partners Holdings LLC (the "JV"), a joint venture between CIT Group Inc. ("CIT") and TPG Special Situations Partners ("TSSP"). The JV extends credit in senior-secured, middle-market corporate term loans, and, in certain circumstances, is a participant to such loans. The JV may participate in corporate loans originated by CIT or other third party lenders. The JV may acquire other types of loans, such as subordinate corporate loans, second lien loans, revolving loans, asset backed loans and real estate loans. Through the year ended December 31, 2018, loans of $252.6 million were sold to the joint venture. CIT also maintains an equity interest of 10% in the JV, and our investment was $5.6 million and $7.3 million at December 31, 2018 and 2017, respectively.

On July 10, 2017, CIT Northbridge Credit LLC (“Northbridge”) was formed and extends credit in asset-based lending middle-market loans. Northbridge is an asset-based-lending joint venture between CIT Bank, N.A. (“CIT Bank”) and Allstate Insurance Company and its subsidiary (“Allstate”). CIT Bank holds a 20% equity investment in Northbridge, and CIT Asset Management LLC, a non-bank subsidiary of CIT, acts as an investment advisor and servicer of the loan portfolio.  Allstate is an 80% equity investor. CIT Bank’s investment was $13.6 million at December 31, 2018 and $5.0 million at December 31, 2017, with the expectation of additional investment as the joint venture grows. Management fees were earned by CIT Asset Management on loans under management. The joint venture is not consolidated and the investment is being accounted for using the equity method.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT's interests in these entities were entered into in the ordinary course of business. Other assets included approximately $313.9 million and $247.6 million at December 31, 2018, and 2017, respectively, of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

The combination of investments in and loans to non-consolidated entities represents the Company's maximum exposure to loss, as the Company does not provide guarantees or other forms of indemnification to non-consolidated entities.

NOTE 24 — BUSINESS SEGMENT INFORMATION

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

Consumer Banking includes Other Consumer Banking and Legacy Consumer Mortgages.

Other Consumer Banking offers mortgage loans, and deposits to its consumer customers. The division offers jumbo residential mortgage loans and conforming residential mortgage loans, primarily in Southern California. Mortgage loans are primarily originated directly through CIT Bank branch and retail referrals, employee referrals, internet leads and direct marketing. Additionally loans are purchased through whole loan and portfolio acquisitions. Consumer lending includes product specialists, internal sales support and origination processing, structuring and closing. Retail banking is the primary deposit gathering business of CIT Bank and operates through over 60 retail branches in Southern California and an online direct channel. We offer a broad range of deposit and lending products to meet the needs of our customers, including: checking, money market, savings, certificates of deposit, residential mortgage loans, and fiduciary services. The division also originates qualified Small Business Administration ("SBA") 504 loans and 7(a) loans. SBA 504 loans generally provide growing businesses with long-term, fixed-rate financing for major fixed assets, such as land and buildings. SBA 7(a) loans provide working capital, acquisition of inventory, machinery, equipment, furniture, and fixtures, the refinance of outstanding debt subject to any program guidelines, and acquisition of businesses, including partnership buyouts.

LCM includes portfolios of SFR mortgages, certain of which are covered by loss sharing arrangements with the FDIC with the indemnification period ending between March 2019 and February 2020. Covered loans in this segment were previously acquired by OneWest Bank N.A. in connection with the FDIC-assisted lndyMac, First Federal and La Jolla Transactions. The FDIC

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

indemnified OneWest Bank, N.A. against certain future losses sustained on these loans. The Company sold its reverse mortgage portfolio in May 2018 in connection with the sale of its discontinued operation, the Financial Freedom servicing business.

NSP includes businesses and portfolios that we no longer consider strategic. The China portfolio was the remaining operation at December 31, 2018.

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate & Other. Some of the more significant items include interest income on investment securities, a portion of interest expense, primarily related to funding costs (interest expense), BOLI income and mark-to-market adjustments on non-qualifying derivatives (other non-interest income), restructuring charges and certain intangible asset amortization expenses (operating expenses), and loss on debt extinguishments.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Profit and Assets

The following table presents segment data related to continuing operations.

Segment Pre-tax Income (Loss) (dollars in millions)

For the year ended December 31, 2018	Commercial Banking	Consumer Banking	Non-Strategic Portfolios	Corporate & Other	Total CIT
Interest income	$1,333.0	$338.9	$6.8	$211.7	$1,890.4
Interest expense (benefit)	716.3	(143.5)	4.3	238.0	815.1
Provision for credit losses	167.1	3.9	-	-	171.0
Rental income on operating leases	1,009.0	-	-	-	1,009.0
Other non-interest income	320.8	35.0	17.5	0.5	373.8
Depreciation on operating lease equipment	311.1	-	-	-	311.1
Maintenance and other operating lease expenses	230.4	-	-	-	230.4
Operating expenses / loss on debt extinguishment	692.9	369.3	7.8	38.6	1,108.6
Income (loss) from continuing operations before provision (benefit) for income taxes	$545.0	$144.2	$12.2	$(64.4)	$637.0
Select Period End Balances
Loans	$24,263.4	$6,532.0	$-	$-	$30,795.4
Credit balances of factoring clients	(1,674.4)	-	-	-	(1,674.4)
Assets held for sale	64.3	3.9	20.2	-	88.4
Operating lease equipment, net	6,970.6	-	-	-	6,970.6

For the year ended December 31, 2017
Interest income	$1,248.0	$378.1	$22.9	$186.6	$1,835.6
Interest expense (benefit)	517.7	(51.8)	15.2	236.6	717.7
Provision for credit losses	88.7	25.9	-	-	114.6
Rental income on operating leases	1,007.4	-	-	-	1,007.4
Other non-interest income	291.0	4.1	3.1	66.0	364.2
Depreciation on operating lease equipment	296.3	-	-	-	296.3
Maintenance and other operating lease expenses	222.9	-	-	-	222.9
Goodwill impairment	255.6	-	-	-	255.6
Operating expenses / loss on debt extinguishment	691.7	401.5	12.7	302.6	1,408.5
Income (loss) from continuing operations before provision (benefit) for income taxes	$473.5	$6.6	$(1.9)	$(286.6)	$191.6
Select Period End Balances
Loans	$23,159.3	$5,954.6	$-	$-	$29,113.9
Credit balances of factoring clients	(1,468.6)	-	-	-	(1,468.6)
Assets held for sale	1,334.2	865.6	63.3	-	2,263.1
Operating lease equipment, net	6,738.9	-	-	-	6,738.9

For the year ended December 31, 2016
Interest income	$1,287.9	$420.8	$80.8	$122.0	$1,911.5
Interest expense	519.1	10.2	47.2	176.7	753.2
Provision (benefit) for credit losses	183.1	11.7	(0.1)	-	194.7
Rental income on operating leases	1,020.0	-	11.6	-	1,031.6
Other non-interest income	293.8	40.0	52.1	(235.3)	150.6
Depreciation on operating lease equipment	261.1	-	-	-	261.1
Maintenance and other operating lease expenses	213.6	-	-	-	213.6
Goodwill impairment	34.8	319.4	-	-	354.2
Operating expenses, loss on debt extinguishment and debt redemptions	761.6	380.9	42.2	111.3	1,296.0
Income (loss) from continuing operations before provision (benefit) for income taxes	$628.4	$(261.4)	$55.2	$(401.3)	$20.9
Select Period End Balances
Loans	$22,562.3	$6,973.6	$-	$-	$29,535.9
Credit balances of factoring clients	(1,292.0)	-	-	-	(1,292.0)
Assets held for sale	357.7	68.2	210.1	-	636.0
Operating lease equipment, net	7,486.1	-	-	-	7,486.1

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

The following table presents information by major geographic region based upon the location of the Company's legal entities.

Geographic Region (dollars in millions)

		Total Assets(1)	Total Revenue from continuing operations	Income (loss) from continuing operations before provision (benefit) for income taxes	Income (loss) from continuing operations
U.S.	2018	$47,676.3	$3,080.7	$471.4	$344.7
	2017	46,825.9	3,046.1	251.9	287.3
	2016	53,252.9	2,755.6	157.5	99.3
Europe	2018	38.4	41.8	61.5	47.1
	2017	1,424.0	119.6	(34.5)	(19.8)
	2016	8,575.7	139.7	(189.2)	(246.8)
Other foreign	2018	822.7	150.7	104.1	80.3
	2017	1,028.8	41.5	(25.8)	(8.1)
	2016	2,341.6	198.4	52.6	(35.1)
Total consolidated	2018	48,537.4	3,273.2	637.0	472.1
	2017	49,278.7	3,207.2	191.6	259.4
	2016	64,170.2	3,093.7	20.9	(182.6)
(1)	Includes Assets of discontinued operation of $249.8 million at December 31, 2018, $501.3 million at December 31, 2017 and $13,220.7 million at December 31, 2016.

NOTE 25 — GOODWILL AND INTANGIBLE ASSETS

The following table summarizes the goodwill balance by segment. There were no changes to goodwill during 2018.

Goodwill (dollars in millions)

	Commercial Banking	Consumer Banking	Total
December 31, 2016	$642.2	$43.2	$685.4
Impairment	(255.6)	—	(255.6)
Transfers to Held for Sale	(65.1)	—	(65.1)
Foreign exchange translation	5.2	—	5.2
December 31, 2017	326.7	43.2	369.9
December 31, 2018	$326.7	$43.2	$369.9

The December 31, 2016 goodwill included amounts from CIT's emergence from bankruptcy in 2009, and its 2014 acquisitions of Capital Direct Group and its subsidiaries ("Direct Capital"), NACCO, and the 2015 acquisition of IMB HoldCo LLC, the parent company of OneWest Bank. On January 31, 2014, CIT acquired 100% of the outstanding shares of Paris-based NACCO, an independent full service railcar lessor in Europe. In 2017, we announced that we reached a definitive agreement to sell NACCO, and transferred the portfolio and approximately $65 million of goodwill within Commercial Banking, including foreign exchange translation adjustments, to AHFS. NACCO was sold in October 2018.

With respect to the goodwill related to the acquisition of OneWest Bank, prior to the impairment charge of $319.4 million taken during the fourth quarter of 2016, $362.6 million of the goodwill balance was associated with the Consumer Banking business segment. The remaining goodwill was allocated to the Commercial Finance and Real Estate Finance reporting units in Commercial Banking. Additionally, intangible assets of approximately $165 million were recorded relating mainly to the valuation of core deposit intangibles, trade name and customer relationships, as detailed in the table below.

Once goodwill has been assigned, it no longer retains its association with a particular event or acquisition, and all of the activities within a RU, whether acquired or internally generated, are available to support the value of goodwill.

The Company performs its annual goodwill impairment test during the fourth quarter of each year or more often if events or circumstances have changed significantly from the annual test date, utilizing data as of September 30 to perform the test. Accordingly, during the fourth quarter of 2018, the Company performed its annual goodwill impairment test. For 2018, we performed the quantitative impairment test for all RUs with goodwill remaining, including Commercial Finance, Rail, Real Estate Finance and Consumer Banking, and it was determined that no impairment existed.

Fair Value

Determining the value of the RUs as part of the quantitative impairment test involves significant judgment. The Company used a combination of the Income Approach (i.e. discounted cash flow method) and the Market Approach (i.e. Guideline Public Company ("GPC") and, where applicable, Guideline Merged and Acquired Company ("GMAC") methods) to determine the fair value.

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The cash flows determined based on the process described above are discounted to their present value. The discount rate (cost of equity) applied is comprised of a risk-free interest rate, an equity risk premium, a size premium and a factor covering the systematic market risk (RU-specific beta) and, where applicable, a company specific risk premium. The values for the factors applied are determined primarily using external sources of information. The RU-specific betas are determined based on a group of peer companies. The discount rates applied to the RUs ranged from 11.25% to 13.25%.

In our application of the market approach, for the GPC Method, the Company applied market based multiples derived from the stock prices of companies considered by management to be comparable to each of the RUs, to various financial metrics for each of the RUs, as determined applicable to those RUs, including tangible book or book value, earnings and projected earnings. In addition, the Company applied a 25% control premium based on our review of transactions observable in the market place that we determined were comparable. The control premium is management's estimate of how much a market participant would be willing to pay over the fair market value for control of the business.

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

Estimating the fair value of RUs involves the use of estimates and significant judgments that are based on a number of factors including actual operating results. If current conditions change from those expected, it is reasonably possible that the judgments and estimates described above could change in future periods.

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

Based on the quantitative analysis, as described above, the Company concluded in 2017 that the carrying amount of the Equipment Finance and Commercial Services RUs exceeded their estimated fair value and thus the Company recorded an impairment of the Equipment Finance and Commercial Services RUs of $247.0 million and $8.6  million, respectively, representing the full amount of goodwill assigned to those RUs. In 2018, the carrying values of all RUs with remaining goodwill were not in excess of their fair value.

During 2016, the Company recorded goodwill impairment of $34.8 million for the Commercial Services RU as the fundamentals of the factoring business had come under increasing pressure from a challenging retail environment and tighter pricing on factoring commissions. The remaining goodwill of $8.6 million was impaired during 2017.

Intangible Assets

The following table presents the gross carrying value and accumulated amortization for intangible assets, excluding fully amortized intangible assets.

Intangible Assets (dollars in millions)

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$126.3	$(61.7)	$64.6	$126.3	$(43.6)	$82.7
Trade names	24.7	(10.1)	14.6	24.7	(7.7)	17.0
Customer relationships	23.9	(13.6)	10.3	23.9	(10.6)	13.3
Other	7.4	(7.7)	(0.3)	7.4	(7.4)	—
Total intangible assets	$182.3	$(93.1)	$89.2	$182.3	$(69.3)	$113.0

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in intangible assets:

Intangible Assets Rollforward (dollars in millions)

	Customer Relationships	Core Deposit Intangibles	Trade Names	Other	Total
December 31, 2016	$16.8	$100.9	$21.3	$1.7	$140.7
Amortization(1)	(3.5)	(18.2)	(2.8)	(0.8)	(25.3)
Other(2)	—	—	(1.5)	(0.9)	(2.4)
December 31, 2017	13.3	82.7	17.0	—	113.0
Amortization(1)	(3.0)	(18.1)	(2.4)	(0.3)	(23.8)
December 31, 2018	$10.3	$64.6	$14.6	$(0.3)	$89.2
(1)	Includes amortization recorded in operating expenses and operating lease rental income.
(2)	Includes adjustments as a result of the transfer of NACCO to AHFS.

The intangible asset balances primarily reflect the intangibles recognized as a result of the OneWest Bank Transaction. The largest component is related to the valuation of core deposits. Core deposit intangibles ("CDIs") represent future benefits arising from non-contractual customer relationships (e.g., account relationships with the depositors) acquired from the purchase of demand deposit accounts, including interest and non-interest bearing checking accounts, money market and savings accounts. The Company's CDI has a finite life and is amortized on a straight line basis over the estimated useful life, with a remaining life of four years. Amortization expense for the intangible assets is primarily recorded in operating expenses.

Intangible assets prior to the OneWest Transaction included the operating lease rental intangible assets comprised of amounts related to net favorable (above current market rates) operating leases. The intangible assets also include approximately $4.4 million, net, related to the valuation of existing customer relationships and trade names recorded in conjunction with the acquisition of Direct Capital in 2014.

Accumulated amortization totaled $93.1 million at December 31, 2018. Projected amortization for the years ended December 31, 2019 through December 31, 2023, is approximately $23.2 million, $22.8 million, $22.0 million, $13.5 million, and $3.0 million, respectively.

NOTE 26 — SEVERANCE AND FACILITY EXITING LIABILITIES

The following table summarizes liabilities (pre-tax) related to closing facilities and employee severance:

Severance and Facility Exiting Liabilities (dollars in millions)

	Severance		Facilities
	Number of Employees	Liability	Number of Facilities	Liability	Total Liabilities
December 31, 2016	35	$3.2	11	$15.1	$18.3
Additions and adjustments	718	41.5	3	4.9	46.4
Utilization	(215)	(16.4)	(4)	(5.0)	(21.4)
December 31, 2017	538	28.3	10	15.0	43.3
Additions and adjustments	(25)	(1.1)	—	1.1	—
Utilization	(293)	(13.4)	(5)	(7.8)	(21.2)
December 31, 2018	220	$13.8	5	$8.3	$22.1

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CIT continued to implement various organization efficiency and cost reduction initiatives. The additions for 2017, along with charges related to accelerated vesting of equity and other benefits, were recorded as part of the $53.0 million provisions for the year ended December 31, 2017. The severance additions primarily relate to employee termination benefits incurred in conjunction with these initiatives. The facility additions primarily relate to location closings and consolidations in connection with these initiatives. There were no new restructuring charges for 2018.

NOTE 27 — PARENT COMPANY FINANCIAL STATEMENTS

The following tables present the Parent Company only financial statements:

Condensed Parent Company Only Balance Sheets (dollars in millions)

	December 31, 2018	December 31, 2017
Assets:
Cash and deposits	$17.1	$311.0
Cash held at bank subsidiary	680.1	465.8
Securities purchased under agreements to resell	100.0	150.0
Receivables from nonbank subsidiaries	2,435.2	2,340.3
Receivables from bank subsidiaries	305.5	449.4
Investment in nonbank subsidiaries	1,166.1	2,943.3
Investment in bank subsidiaries	5,091.0	5,121.5
Goodwill	46.9	46.9
Other assets	747.8	723.6
Total Assets	$10,589.7	$12,551.8
Liabilities and Equity:
Borrowings	$3,808.4	$3,737.5
Liabilities to nonbank subsidiaries	468.9	1,148.0
Liabilities to bank subsidiaries	2.8	—
Other liabilities	363.0	346.3
Total Liabilities	4,643.1	5,231.8
Total Stockholders' Equity	5,946.6	7,320.0
Total Liabilities and Equity	$10,589.7	$12,551.8

Condensed Parent Company Only Statements of Income and Comprehensive Income (dollars in millions)

	Years Ended December 31,
	2018	2017	2016
Income
Interest income from nonbank subsidiaries	$113.4	$160.5	$488.3
Interest and dividends on interest bearing deposits and investments	4.5	7.4	2.7
Dividends from nonbank subsidiaries	31.0	—	399.9
Dividends from bank subsidiaries	218.6	359.0	223.0
Other non-interest income from subsidiaries	81.0	194.0	146.3
Other non-interest income	51.6	(127.9)	21.0
Total income	500.1	593.0	1,281.2
Expenses
Interest expense	222.0	324.7	548.2
Interest expense on liabilities to subsidiaries	40.5	50.3	51.1
Other non-interest expenses	189.9	499.4	565.0
Total expenses	452.4	874.4	1,164.3
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	47.7	(281.4)	116.9
(Benefit) provision for income taxes	(76.5)	163.4	(308.5)
Income (loss) before equity in undistributed net income of subsidiaries	124.2	(444.8)	425.4
Equity in undistributed net income of bank subsidiaries	213.6	(55.6)	(349.8)
Equity in undistributed net income of nonbank subsidiaries	109.3	968.6	(923.6)
Net income (loss)	447.1	468.2	(848.0)
Other Comprehensive (loss) income, net of tax	(91.3)	53.6	2.0
Comprehensive income (loss)	$355.8	$521.8	$(846.0)

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain line-items in the following table are changed from the year-ago presentation; all prior periods are conformed.

Condensed Parent Company Only Statements of Cash Flows (dollars in millions)

	Years Ended December 31,
	2018	2017	2016
Cash Flows From Operations:
Net income (loss)	$447.1	$468.2	$(848.0)
Equity in undistributed earnings of subsidiaries	(322.9)	(1,272.0)	650.4
Other operating activities, net	1,411.1	621.5	69.0
Net cash flows provided by (used in) operations	1,535.3	(182.3)	(128.6)
Cash Flows From Investing Activities:
Decrease in investments in and advances to subsidiaries	502.5	9,602.6	1,057.4
Decrease (increase) in investment securities and securities purchased under agreements to resell	50.0	250.3	(100.2)
Other investing activities	(1.8)	—	—
Net cash flows provided by investing activities	550.7	9,852.9	957.2
Cash Flows From Financing Activities:
Proceeds from the issuance of term debt	1,879.5	—	—
Repayments of term debt	(1,854.8)	(7,087.7)	(359.5)
Net proceeds from issuance of preferred stock	—	318.0	—
Repurchase of common stock	(1,626.7)	(3,431.9)	—
Dividends paid	(115.9)	(113.7)	(123.0)
Net change in advances from subsidiaries	(376.0)	254.0	(165.8)
Other financing activities, net	(71.7)	(20.7)	(21.9)
Net cash flows used in financing activities	(2,165.6)	(10,082.0)	(670.2)
Net (decrease) increase in cash and cash equivalents	(79.6)	(411.4)	158.4
Cash and cash equivalents, beginning of period	776.8	1,188.2	1,029.8
Cash and cash equivalents, end of period	$697.2	$776.8	$1,188.2

CIT ANNUAL REPORT 2018

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 28 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents quarterly data:

Selected Quarterly Financial Data (dollars in millions)

	Unaudited
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
For the year ended December 31, 2018
Interest income	$492.0	$473.6	$473.6	$451.2
Interest expense	215.5	213.9	205.2	180.5
Provision for credit losses	31.2	38.1	32.9	68.8
Rental income on operating leases	229.8	264.3	261.3	253.6
Other non-interest income	47.5	86.2	135.4	104.7
Depreciation on operating lease equipment	79.5	78.0	77.2	76.4
Maintenance and other operating lease expenses	52.9	56.6	63.5	57.4
Operating expenses	257.9	263.3	267.5	281.3
Loss on debt extinguishment and deposit redemption	15.7	3.5	19.3	0.1
Provision for income taxes	24.9	41.3	57.4	41.3
Income (loss) from discontinued operations, net of taxes	0.1	2.1	(20.5)	(6.7)
Net income	$91.8	$131.5	$126.8	$97.0
Net income applicable to common shareholders	$82.3	$131.5	$117.4	$97.0
Income from continuing operations applicable to common shareholders	$82.2	$129.4	$137.9	$103.7
Net income per diluted share	$0.78	$1.15	$0.94	$0.74
For the year ended December 31, 2017
Interest income	$447.7	$454.0	$478.2	$455.7
Interest expense	168.7	176.7	209.2	163.1
Provision for credit losses	30.4	30.1	4.4	49.7
Rental income on operating leases	252.6	252.3	251.2	251.3
Other non-interest income	137.2	63.3	84.6	79.1
Depreciation on operating lease equipment	74.3	71.1	77.4	73.5
Goodwill impairment	255.6	-	-	-
Maintenance and other operating lease expenses	57.9	57.9	53.3	53.8
Operating expenses	304.0	277.3	295.6	311.6
Loss on debt extinguishment and deposit redemption	1.7	53.5	164.8	-
Provision (benefit) for income taxes	27.7	(119.8)	(31.9)	56.2
(Loss) income from discontinued operations, net of taxes	(5.2)	(3.2)	115.5	101.7
Net (loss) income	$(88.0)	$219.6	$156.7	$179.9
Net (loss) income applicable to common shareholders	$(97.8)	$219.6	$156.7	$179.9
(Loss) income from continuing operations applicable to common shareholders	$(92.6)	$222.8	$41.2	$78.2
Net (loss) income per diluted share	$(0.74)	$1.61	$0.85	$0.88

NOTE 29 — SUBSEQUENT EVENTS

Revolving Credit Facility Amendment

On February 19, 2019, the Revolving Credit Facility was amended. Changes effected include the extension of the final maturity date to March 1, 2021 and reduction of the lenders’ total commitments from $458.3 million to $400 million.

The $400 million total commitment amount consisted of an approximately $300 million revolving loan tranche and an approximately $100 million revolving loan tranche that can also be utilized for issuance of letters of credit. As of February 19, 2019, there were no amounts drawn under the Credit Agreement other than approximately $40 million that was utilized for letters of credit.

Return of Capital

On January 28, 2019, the Company received a “non-objection” from the Federal Reserve Bank of New York to CIT’s plan for a common equity capital return of up to $450 million through September 2019. The Company’s Board of Directors (the “Board”) has approved the capital return.

The Company’s management will determine the timing and nature of any share repurchases or special dividends based on market conditions and other considerations. Any share repurchases may be effected in the open market, through derivative, accelerated repurchase and other negotiated transactions, and through plans designed to comply with Rule 10b5-1(c) under the Exchange Act.

CIT ANNUAL REPORT 2018

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, (the "Exchange Act") as of December 31, 2018. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures were effective.

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

Management of CIT, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2018 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control - Integrated Framework" (2013). Management concluded that the Company's internal control over financial reporting was effective as of December 31, 2018, based on the criteria established in the "Internal Control - Integrated Framework" (2013).

The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CIT ANNUAL REPORT 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of CIT Group Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CIT Group Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows as of and for the year ended December 31, 2018, of the Company and our report dated February 21, 2019, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, New York

February 21, 2019

Item 9B. Other Information

None

CIT ANNUAL REPORT 2018

PART THREE

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the information under the captions "Directors", "Corporate Governance" and "Executive Officers" in our Proxy Statement for our 2019 annual meeting of stockholders.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the information under the captions "Director Compensation", "Executive Compensation", including "Compensation Discussion and Analysis" and "2018 Compensation Committee Report" in our Proxy Statement for our 2019 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for our 2019 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the information under the captions "Corporate Governance-Director Independence" and "Related Person Transactions Policy" in our Proxy Statement for our 2019 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the information under the caption "Proposal 2 — Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement for our 2019 annual meeting of stockholders.

CIT ANNUAL REPORT 2018

PART FOUR

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed with the Securities and Exchange Commission as part of this report (see Item 8):

1.	The following financial statements of CIT and Subsidiaries:
•	Reports of Independent Registered Public Accounting Firms
•	Consolidated Balance Sheets at December 31, 2018 and December 31, 2017.
•	Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016.
•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018, 2017 and 2016.
•	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016.
•	Notes to Consolidated Financial Statements.

2.	All schedules are omitted because they are not applicable or because the required information appears in the Consolidated Financial Statements or the notes thereto.

(b)	Exhibits
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

4.8

Subordinated Indenture, dated as of March 9, 2018, between CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (incorporated by reference to Exhibit 4.3 to Form 8-K filed March 9, 2018).

4.9

First Supplemental Indenture, dated as of March 9, 2018, between CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 6.125% Subordinated Notes due 2028) (incorporated by reference to Exhibit 4.4 to Form 8-K filed March 9, 2018).

4.10

Eighth Supplemental Indenture, dated as of August 17, 2018 by and among CIT Group Inc., Wilmington Trust National Association as trustee and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 4.750% Senior Unsecured Notes due 2024) (incorporated by reference to Exhibit 4.2 of Form 8-K filed August 17, 2018).

10.1*	CIT Group Inc. Omnibus Incentive Plan (incorporated by reference to exhibit 10.1 to Form 10-Q filed November 2, 2018).
10.2*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).
10.3*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).
10.4*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).

CIT ANNUAL REPORT 2018

10.5*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).
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
10.22

Amendment No. 3 to Second Amended and Restated Revolving Credit and Guaranty Agreement, dated as of February 19, 2019, among CIT Group Inc., certain subsidiaries of CIT Group Inc., as Guarantors, the Lenders party thereto from time to time and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 19, 2019).

21.1	Subsidiaries of CIT Group Inc.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney.
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
101.INS

XBRL Instance Document (Includes the following financial information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.)

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

CIT ANNUAL REPORT 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CIT GROUP INC.
February 21, 2019	By: /s/ Ellen R. Alemany
Ellen R. Alemany
Chairwoman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on February 21, 2019.

NAME	NAME

Ellen R. Alemany	John R. Ryan*
Ellen R. Alemany Chairwoman and Chief Executive Officer and Director	John R. Ryan Director

Michael L. Brosnan*	Sheila A. Stamps*
Michael L. Brosnan Director	Sheila A. Stamps Director

Michael A. Carpenter*	Khanh T. Tran*
Michael A. Carpenter Director	Khanh T. Tran Director

Dorene C. Dominquez*	Laura S. Unger*
Dorene C. Dominquez Director	Laura S. Unger Director

Alan L Frank*
Alan L Frank Director

William M. Freeman*	/s/ John Fawcett
William M. Freeman Director	John Fawcett Executive Vice President and Chief Financial Officer

R. Brad Oates*	/s/ Edward K. Sperling
R. Brad Oates Director	Edward K. Sperling Executive Vice President and Controller

Gerald Rosenfeld*	/s/ James P. Shanahan
Gerald Rosenfeld Director	James P. Shanahan Senior Vice President, Chief Regulatory Counsel, Attorney-in-fact

*

Original powers of attorney authorizing Shannon Lowry Bender and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.

CIT ANNUAL REPORT 2018