Form 10-Q
period 2019-03-31
CIT GROUP INC
filed 2019-05-03
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

|X|	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934	| |	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

Commission File Number: 001-31369

CIT GROUP INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification Number)

11 West 42nd Street New York, New York (Address of Registrant’s principal executive offices)	10036 (Zip Code)

(212) 461-5200 (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CIT	New York Stock Exchange

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

Yes |_| No |X|

As of April 30, 2019, there were 96,355,938 shares of the registrant’s common stock outstanding.

Part One — Financial Information

Item 1. Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions — except share data)

	March 31,	December 31,
	2019	2018
Assets
Cash and due from banks, including restricted balances of $22.9 at March 31, 2019 and $25.5 at December 31, 2018 (see Note 8 for amounts pledged)	$130.1	$198.8
Interest bearing cash, including restricted balances of $2.3 at March 31, 2019 and $2.5 at December 31, 2018 (see Note 8 for amounts pledged)	1,190.1	1,596.8
Securities purchased under agreement to resell	600.0	400.0
Investment securities, including securities carried at fair value with changes recorded in net income of $45.3 at March 31, 2019 and $44.6 at December 31, 2018 (see Note 8 for amounts pledged)	7,844.1	6,233.8
Assets held for sale	79.4	88.4
Loans (see Note 8 for amounts pledged)	31,247.0	30,795.4
Allowance for loan losses	(487.5)	(489.7)
Total loans, net of allowance for loan losses	30,759.5	30,305.7
Operating lease equipment, net (see Note 8 for amounts pledged)	6,989.5	6,970.6
Bank-owned life insurance	975.5	814.1
Goodwill	369.9	369.9
Other assets, including $118.8 at March 31, 2019 and $119.9 at December 31, 2018, at fair value	1,635.2	1,309.5
Assets of discontinued operations	208.2	249.8
Total Assets	$50,781.5	$48,537.4
Liabilities
Deposits	$34,949.0	$31,239.5
Credit balances of factoring clients	1,651.3	1,674.4
Other liabilities, including $152.1 at March 31, 2019 and $146.6 at December 31, 2018, at fair value	1,427.0	1,261.1
Borrowings, including $0.9 at March 31, 2019 and $0.9 at December 31, 2018 contractually due within twelve months	6,570.9	8,118.8
Liabilities of discontinued operations	273.8	297.0
Total Liabilities	44,872.0	42,590.8
Stockholders’ Equity

Preferred Stock: $0.01 par value, 100,000,000 shares authorized, 325,000 shares issued and outstanding	325.0	325.0
Common Stock: $0.01 par value, 600,000,000 shares authorized
Issued: 162,075,643 at March 31, 2019 and 161,073,078 at December 31, 2018	1.6	1.6
Outstanding: 97,895,105 at March 31, 2019 and 100,919,707 at December 31, 2018
Paid-in capital	6,825.2	6,810.8
Retained earnings	2,017.6	1,924.4
Accumulated other comprehensive loss	(125.2)	(178.3)
Treasury stock: 64,180,538 shares at March 31, 2019 and 60,153,371 shares at December 31, 2018 at cost	(3,134.7)	(2,936.9)
Total Common Stockholders’ Equity	5,584.5	5,621.6
Total Equity	5,909.5	5,946.6
Total Liabilities and Equity	$50,781.5	$48,537.4

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in millions — except per share data)

	Quarters Ended March 31,
	2019	2018
Interest income
Interest and fees on loans	$451.3	$400.9
Other interest and dividends	65.2	50.3
Interest income	516.5	451.2
Interest expense
Interest on borrowings	81.8	83.4
Interest on deposits	153.8	97.1
Interest expense	235.6	180.5
Net interest revenue	280.9	270.7
Provision for credit losses	33.0	68.8
Net interest revenue, after credit provision	247.9	201.9
Non-interest income
Rental income on operating leases	217.7	253.6
Other non-interest income	96.8	104.7
Total non-interest income	314.5	358.3
Total revenue, net of interest expense and credit provision	562.4	560.2
Non-interest expenses
Depreciation on operating lease equipment	79.4	76.4
Maintenance and other operating lease expenses	49.8	57.4
Operating expenses	276.1	281.3
Loss on debt extinguishment and deposit redemption	0.1	0.1
Total non-interest expenses	405.4	415.2
Income from continuing operations before provision for income taxes	157.0	145.0
Provision for income taxes	37.8	41.3
Income from continuing operations	119.2	103.7
Discontinued Operations
Total loss from discontinued operations, net of taxes	(0.3)	(6.7)
Net income	$118.9	$97.0
Net income available to common shareholders	$118.9	$97.0
Income from continuing operations available to common shareholders	$119.2	$103.7
Basic income per common share
Income from continuing operations	$1.19	$0.79
Loss from discontinued operations	(0.01)	(0.05)
Basic income per share	$1.18	$0.74
Diluted income per common share
Income from continuing operations	$1.18	$0.79
Income (loss) from discontinued operations	-	(0.05)
Diluted income per share	$1.18	$0.74
Average number of common shares (thousands)
Basic	100,420	130,483
Diluted	101,096	131,588

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (dollars in millions)

	Quarters Ended March 31,
	2019	2018
Net income	$118.9	$97.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5.7	(2.4)
Net unrealized gains (losses) on available for sale securities	45.2	(63.9)
Changes in benefit plans net gain (loss) and prior service (cost)/credit	2.2	3.4
Other comprehensive income (loss), net of tax	53.1	(62.9)
Comprehensive income	$172.0	$34.1

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total Equity
December 31, 2018	$325.0	$1.6	$6,810.8	$1,924.4	$(178.3)	$(2,936.9)	$5,946.6
Net income	—	—	—	118.9	—	—	118.9
Other comprehensive income, net of tax	—	—	—	—	53.1	—	53.1
Dividends paid ($0.25 per Common Share)	—	—	—	(25.7)	—	—	(25.7)
Share repurchases	—	—	—	—	—	(179.7)	(179.7)
Amortization of stock compensation expenses	—	—	13.7	—	—	(18.1)	(4.4)
Employee stock purchase plan	—	—	0.7	—	—	—	0.7
March 31, 2019	$325.0	$1.6	$6,825.2	$2,017.6	$(125.2)	$(3,134.7)	$5,909.5
December 31, 2017	$325.0	$2.1	$8,798.1	$1,906.5	$(86.5)	$(3,625.2)	$7,320.0
Adoption of Accounting Standard Updates 2016-01, 2016-16, and 2018-02	—	—	—	0.7	(0.5)	—	0.2
Net income	—	—	—	97.0	—	—	97.0
Other comprehensive loss, net of tax	—	—	—	—	(62.9)	—	(62.9)
Dividends paid ($0.16 per Common Share)	—	—	—	(21.5)	—	—	(21.5)
Share repurchases	—	—	—	—	—	(194.9)	(194.9)
Amortization of stock compensation expenses	—	—	13.0	—	—	(24.8)	(11.8)
Employee stock purchase plan	—	—	0.7	—	—	—	0.7
March 31, 2018	$325.0	$2.1	$8,811.8	$1,982.7	$(149.9)	$(3,844.9)	$7,126.8

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Quarters Ended March 31,
	2019	2018
Cash Flows From Operations
Net income	$118.9	$97.0
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	33.0	68.8
Depreciation on operating lease equipment	79.4	76.4
Amortization of stock compensation expenses	13.7	13.0
Net gain on asset sales and impairments on assets held for sale	(21.6)	(20.9)
Loss on debt extinguishment and deposit redemption	0.1	0.1
Provision for deferred income taxes	23.0	25.4
Decrease in finance receivables held for sale	28.9	7.6
Increase in other assets	(116.7)	(33.4)
Decrease in other liabilities	(71.9)	(112.7)
Other operating activities	18.8	5.8
Net cash flows provided by operations	105.6	127.1
Cash Flows From Investing Activities
Changes in loans, net	(651.9)	(412.7)
Purchases of investment securities	(2,546.2)	(662.4)
Proceeds from sales and maturities of investment securities	790.4	1,067.0
Proceeds from asset and receivable sales	126.3	175.6
Purchases of assets to be leased and other equipment	(102.4)	(148.3)
Proceeds from sale of OREO, net of repurchases	12.3	19.9
Purchase of bank owned life insurance	(155.0)	—
Other investing activities	11.2	16.1
Net cash flows (used in) provided by investing activities	(2,515.3)	55.2
Cash Flows From Financing Activities
Proceeds from the issuance of term debt and FHLB advances	-	3,061.6
Repayments of term debt, FHLB advances, and net settlements	(1,552.6)	(1,636.6)
Net increase in deposits	3,708.9	1,023.3
Repurchase of common stock	(179.7)	(194.9)
Dividends paid	(25.7)	(21.5)
Other financing activities	(18.5)	(35.0)
Net cash flows provided by financing activities	1,932.4	2,196.9
Effect of exchange rate changes on cash and cash equivalents	1.9	0.5
(Decrease) increase in cash, cash equivalents and restricted cash	(475.4)	2,379.7
Cash, cash equivalents, and restricted cash beginning of period	1,795.6	1,726.4
Cash, cash equivalents, and restricted cash end of period	$1,320.2	$4,106.1
Supplementary Cash Flow Disclosures
Interest paid	$(277.8)	$(200.8)
Federal, foreign, state and local income taxes refunded (paid), net	0.9	(3.2)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	98.0	150.2
Transfer of assets from held for sale to held for investment	0.7	20.8
Transfers of assets to OREO	9.0	9.6
Commitments extended during the period on affordable housing investment credits	20.0	15.0

The following tables shows a reconciliation of cash, cash equivalents and restricted cash on the Balance Sheet to that presented in the above Statements of Cash Flow.

	Quarters Ended March 31,
	2019	2018
Cash and due from banks, including restricted balances of $22.9 and $34.7 at March 31, 2019 and March 31, 2018, respectively	$130.1	$200.9
Interest bearing deposits, including restricted balances of $2.3 and $82.3 at March 31, 2019 and March 31, 2018, respectively	1,190.1	3,895.4
Cash included in assets of discontinued operations	—	9.8
Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$1,320.2	$4,106.1

The accompanying notes are an integral part of these consolidated financial statements.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc., together with its subsidiaries (collectively "we", "our", "CIT" or the "Company"), is a bank holding company ("BHC") and a financial holding company ("FHC"). CIT was formed in 1908 and provides financing, leasing and advisory services principally to middle-market companies in a wide variety of industries, primarily in North America. We also provide banking and related services to commercial and individual customers through our banking subsidiary, CIT Bank, N.A. ("CIT Bank" or the "Bank"), which includes over 60 branches located in Southern California and its online bank, cit.com/cit-bank/.

CIT is regulated by the Board of Governors of the Federal Reserve System ("FRB") and the Federal Reserve Bank of New York ("FRBNY") under the U.S. Bank Holding Company Act of 1956, as amended. CIT Bank is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury ("OCC").

BASIS OF PRESENTATION

Basis of Financial Information

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial information and accordingly do not include all information and note disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The financial statements in this Form 10-Q, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of CIT’s financial position, results of operations and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2018 ("2018 Form 10-K").

The accounting and financial reporting policies of CIT conform to GAAP and the preparation of the consolidated financial statements is in conformity with GAAP which requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. Some of the more significant estimates include: allowance for loan losses and loan impairment, realizability of deferred tax assets, and goodwill. Additionally, where applicable, the policies conform to accounting and reporting guidelines prescribed by bank regulatory authorities.

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

Discontinued Operations

Discontinued Operations as of March 31, 2019 and December 31, 2018 included certain assets and liabilities of (i) the Business Air business and (ii) the Financial Freedom reverse mortgage servicing business.

Income (loss) from discontinued operations reflects the activities of the Business Air and Financial Freedom businesses for the quarters ended March 31, 2019 and 2018.

The Financial Freedom business (“Financial Freedom”) was acquired in conjunction with the acquisition of OneWest Bank, N.A. (the “OneWest Transaction”) in 2015 and was sold on May 31, 2018 and the economic benefit and risk of Financial Freedom has been transferred to the buyer. The sale included all the operations, mortgage servicing rights, and related servicing assets and liabilities. At March 31, 2019, certain assets and liabilities of the Financial Freedom business remained in discontinued operations,  and will continue to be held until the required investor consent is received. See further discussion in Note 2 - Discontinued Operations.

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are included in the Company's 2018 Form 10-K. Effective January 1, 2019, CIT changed its accounting policy for leases resulting from the adoption of Accounting Standards Codification ("ASC") 842, Leases and subsequent related Accounting Standards Updates ("ASUs"). There were no other material changes to policies during the quarter ended March 31, 2019. In addition to the Company’s adoption of the new leasing standard outlined below, refer to the Other Newly Adopted Accounting Standards section for other ASUs adopted in 2019.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Leases

On January 1, 2019, CIT adopted ASU 2016-02, Leases (Topic 842), and subsequent related ASUs using January 1, 2019 as the date of initial application. The new leasing standard modifies the accounting, presentation, and disclosures for both lessees and lessors. We elected the modified retrospective transition option which allows for application of the Topic 842 guidance at the adoption date. Therefore, comparative prior period financial information was not adjusted and will continue to be reported under the previous accounting guidance of ASC 840, Leases. No cumulative-effect adjustment to retained earnings as of January 1, 2019 was necessary as a result of adopting the new standard. CIT elected the “package of practical expedients” permitted under the transition guidance which allows the Company not to reassess its prior conclusions regarding lease identification, lease classification of existing leases, and treatment of initial direct costs on existing leases. Any lease arrangements and significant modifications entered into subsequent to the adoption date (January 1, 2019) are accounted for in accordance with the new standard.

Lessee Topic 842 Accounting

The new leasing standard requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities.  ROU assets represent our right to use underlying assets for the lease terms and lease liabilities represent our obligation to make lease payments arising from the leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We use our estimated incremental borrowing rate in determining the present value of lease payments.

CIT recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing operating leases longer than twelve months as of January 1, 2019. The ROU assets were adjusted per Topic 842 transition guidance for existing lease-related balances of accrued and prepaid rent, unamortized lease incentives provided by lessors, and restructuring liabilities. As a result, CIT recognized ROU assets of approximately $210 million in Other Assets and corresponding lease liabilities of approximately $260 million in Other liabilities as of January 1, 2019. The January 1, 2019 incremental borrowing rates determined on a collateralized basis for the remaining lease terms were utilized when determining the present value of lease payments at the date of initial adoption.

The Company elected the lessee practical expedient to not separate lease and non-lease components. The Company also elected the short-term lease recognition exemption and will not recognize ROU assets or lease liabilities for leases with a term less than 12 months.

Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in Operating Expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

Lessee Accounting for Periods Prior to Adoption of Topic 842 (Prior to January 1, 2019)

Under ASC 840, lessee operating lease arrangements were recorded off balance sheet and ROU assets and lease liabilities were not recognized. Operating lease rent expense was recognized on a straight-line basis over the lease term and recorded in Operating Expenses. Common area maintenance, property taxes, and other operating expenses related to leased premises were also recognized in Operating Expenses, consistent with similar costs for owned locations.

Lessor Topic 842 Accounting

We determine lease classification at commencement date. Leases not classified as sales-type or direct financing leases are classified as operating leases. The primary accounting criteria we use for  lease classification are (a) review to determine if the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (b) review to determine if the lease grants the lessee a purchase option that the lessee is reasonably certain to exercise, (c) determine, using a seventy-five percent or more threshold, if the lease term is for a major part of the remaining economic life of the underlying asset (however, we do not use this classification criterion when the lease commencement date falls within the last 25 percent of the total economic life of the underlying asset) and (d) determine, using a ninety percent or more threshold, if the present value of the sum of the lease payments and any residual value guarantees equal or exceeds substantially all of the fair value of the underlying asset. We do not lease equipment of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

Lease components are separated from non-lease components that transfer a good or service to the customer; and the non-lease components in our lease contracts are accounted for in accordance with loan accounting guidance. However, the Company elected the operating lease practical expedient for its Rail portfolio leases to not separate non-lease components of railcar maintenance services from associated lease components. This practical expedient is available when both of the following are met: (i) the timing and pattern of transfer of the non-lease components and associated lease component are the same and (ii) the lease component, if accounted for separately, would be classified as an operating lease.

At the inception of each lease, we record a residual value for the leased equipment based on our estimate of the future value of the equipment at the end of the lease term or end of the equipment’s estimated useful life. The residual realization risk varies by transaction type. Finance leases bear the least risk because contractual payments usually cover approximately 90% of the equipment's cost at the inception of the lease. A significant portion of our leasing portfolios are comprised of operating leases which have higher risk because a smaller percentage of the equipment's value is covered by contractual cash flows over the term of the lease. If the market value of leased equipment decreases at a rate greater than we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, recession or other adverse economic conditions, or other factors, it could adversely affect the current values or the residual values of such

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

equipment.  CIT seeks to mitigate these risks by maintaining relatively young fleet assets with wide operator bases, which can facilitate attractive lease and utilization rates. CIT manages and evaluates residual risk by performing periodic reviews of estimated residual values and monitoring levels of residual realizations. A change in estimated operating lease residual values would result in a change in future depreciation expense. A change in estimated finance lease residual values during the lease term impacts the loss allowance as the lessor considers both the lease receivable and the unguaranteed residual asset when determining the finance lease net investment loss allowance.

Incremental costs of a lease that would not have been incurred if the lease had not been obtained are capitalized as initial direct costs.

Property taxes paid by the lessor which are reimbursed by the lessee are considered to be lessor costs of owning the asset, and are recorded gross with revenue included in Other non-interest income and expense recorded in Operating expenses.

The Company elected a lessor accounting policy election to exclude from revenue and expenses sales taxes and other similar taxes assessed by a governmental authority on lease revenue-producing transactions and collected by the lessor from a lessee.

Operating Leases - Operating lease equipment is carried at cost less accumulated depreciation. Operating lease equipment is depreciated to its estimated residual value using the straight-line method over the lease term or estimated useful life of the asset. Equipment received at the end of the lease, which will be sold, is marked to the lower of cost or fair value with the adjustment recorded in other noninterest income. Initial direct costs are amortized over the lease term.

Rental revenue on operating leases is recognized on a straight line basis over the lease term and is included in Non-interest Income. Intangible assets related to acquisitions completed by the Company, and to Fresh Start Accounting (“FSA”) adjustments that were applied as of December 31, 2009 (the “FSA Convenience Date”), to adjust the carrying value of above or below market operating lease contracts to their fair value are amortized into rental income on a straight line basis over the remaining term of the respective lease.

Finance Leases - CIT’s finance leases are classified as sales-type leases; other than instances when a third party residual value guarantee is obtained causing the lease to be classified as a direct financing lease under ASC 842. CIT’s finance lease activity primarily relates to leasing of new equipment with the equipment purchase price equal to fair value and therefore there is no selling profit or loss at lease commencement. When there is no selling profit or loss, initial direct costs are deferred at the commencement date and included in the measurement of the net investment in the lease.

A lease receivable and unguaranteed residual asset, if any, are recorded for finance leases at present value discounted using the rate implicit in the lease. The lease receivable includes lease payments not yet paid and guarantee of the residual value by the lessee or unrelated third party. Interest income is recognized over the lease term at a constant periodic discount rate on the remaining balance of the lease net investment using the rate implicit in the lease. After the commencement date, lease payments collected are applied to reduce net investment, and net investment is increased for interest income recorded.

Variable lease payments that are not included in the lease net investment are recognized as income in profit or loss in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

The recognition of interest income is suspended and an account is placed on non-accrual status when, in the opinion of management, full collection of all principal and interest due is doubtful. All future interest income accruals, as well as amortization of deferred fees, costs, and purchase premiums or discounts are suspended. To the extent the estimated cash flows, including fair value of collateral, does not satisfy the net investment balance, accrued but uncollected interest at the date an account is placed on non-accrual status is reversed and charged against interest income. Subsequent lease payments received are applied to the outstanding net investment balance until such time as the account is collected, charged-off or returned to accrual status. Finance leases that are on cash basis nonaccrual do not accrue interest income; however, payments designated by the borrower as interest payments may be recorded as interest income. To qualify for this treatment, the remaining recorded investment in the lease must be deemed fully collectable.

The recognition of interest income (including accretion) on small ticket finance leases is suspended, and all previously accrued but uncollected revenue is reversed, when lease payments are contractually delinquent for 90 days or more. Accounts, including accounts that have been modified, are returned to accrual status when, in the opinion of management, collection of remaining lease receivables are reasonably assured, and there is a sustained period of repayment performance, generally for a minimum of six months.

Lessor Accounting for Periods Prior to Adoption of Topic 842 (Prior to January 1, 2019)

Lessor accounting was not fundamentally changed by ASC 842 and remains similar to the prior accounting model, with updates to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard. The new rules did not have a significant impact on our classification of leases as finance or operating. Under ASC 840 our finance leases typically met criteria for classification as direct financings leases; however due to a change in lease guidance similar leases are classified as sales-type leases under ASC 842 although there continues to be no selling profit or loss at lease commencement. The primary impact to the Company related to initial direct costs and certain property taxes. The new lease guidance has a narrower definition of initial direct costs that may be capitalized and allocated internal costs and professional fees to negotiate and arrange the lease agreement that would have been incurred regardless of lease execution no longer qualify as initial direct cost. On January 1, 2019, we began to record gross operating expenses and other non-interest income for property taxes paid by CIT as lessor that are reimbursed by the lessees.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Revenue Recognition

ASC 606, Revenue from Contracts with Customers establishes principles to apply in determining the amount and timing of revenue recognition. "Interest Income" and "Rental Income on Operating Leases", CIT's two largest revenue items, are out of scope of ASC 606 guidance, as are many other revenues relating to other financial assets and liabilities, including loans, leases, securities, and derivatives. As a result, the Company’s application of recognition and measurement principles of ASC 606 is limited to certain revenue streams within Non-Interest Income, including some immaterial bank related fees and gains or losses related to the sale and disposition of leased equipment and OREO.

Other Newly Adopted Accounting Standards

In addition to ASC 842, Leases noted above, the following pronouncements were issued by the Financial Accounting Standards Board (“FASB”) and adopted by CIT as of January 1, 2019:

Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The new guidance applies to all entities that hold investments in callable debt securities for which the amortized cost basis exceeds the amount repayable by the issuer at the earliest call date (i.e., at a premium). This guidance should be adopted on a modified retrospective basis through a cumulative-effect adjustment to retained earnings.

CIT adopted this guidance as of January 1, 2019 using a modified retrospective transition approach. The adoption of this standard did not have a material impact on CIT’s consolidated financial statements and disclosures as unamortized premiums on debt securities are immaterial.

Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Base Payment Accounting

ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Base Payment Accounting supersedes ASC 505-50, Equity-Equity-Based Payments to Non- Employees, and expands the scope of ASC 718 to include all share-based payment arrangements related to the acquisition of goods and services from both nonemployees and employees. As a result, most of the guidance in ASC 718 associated with employee share-based payments, including most of its requirements related to classification and measurement, applies to nonemployee share-based payment arrangements. Entities should use a modified retrospective transition approach, with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year, for all: (1) liability-classified nonemployee awards that have not been settled as of the adoption date and (2) equity-classified nonemployee awards for which a measurement date has not been established.

CIT adopted this guidance as of January 1, 2019 using a modified retrospective transition approach. The adoption of this standard did not have a material impact on CIT’s consolidated financial statements and disclosures as CIT’s current accounting for nonemployee share-based payment is consistent with the requirements for employee share-based awards.

Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes permits the use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate. Including the OIS rate based on SOFR as an eligible benchmark interest rate during the early stages of the marketplace transition will facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. Entities should adopt this guidance on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption.

CIT adopted this guidance as of January 1, 2019. The adoption of this standard did not have a material impact on CIT’s consolidated financial statements and disclosures as this amendment requires adoption on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption.

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
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments Issued June 2016

•ASU 2016-13 introduces a forward-looking “expected loss” model (the “Current Expected Credit Losses” (“CECL”) model) to estimate credit losses over the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current U.S. GAAP. Estimates of expected credit losses under the new model will be based on relevant information about past events, current conditions, and reasonable and supportable forecasts regarding the collectability of reported amounts. Generally, the new model requires that an allowance for credit losses (“ACL”) be estimated and recognized for financial assets measured at amortized cost within its scope.

•The amendments in this standard eliminates existing guidance for Purchase Credit Impaired ("PCI") loans, and requires recognition of an allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination (purchased credit deteriorated (“PCD”) loans).

•Loans previously classified as PCI will be considered PCD at adoption, with credit related discount reflected in the ACL and loan balance.

•ASU 2016-13 amends existing impairment guidance for Available-for-sale ("AFS") securities to incorporate an allowance, which will allow for reversals of impairment losses in the event that the credit of an issuer improves.

•In addition, ASU 2016-13 expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the ACL.

•Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted (modified-retrospective approach).

•Effective for CIT as of January 1, 2020. Early adoption is permitted; however, CIT does not intend to early adopt the guidance.

•CIT is developing, validating and implementing models and methodologies used to develop the CECL allowance. The parallel run in advance of the January 1, 2020 effective date will focus on technical functionality of the CECL calculation, operational execution of the end-to-end process as well as disclosure requirements. CIT management has established a project team and a steering committee to provide cross-functional governance over, and make key decisions relating to, the project plan and the parallel run.

•Although CIT is currently in the process of evaluating the impact of the amended guidance on its Consolidated Financial Statements, it currently expects the ACL to increase upon adoption because the allowance will be required to cover the full remaining expected life of the portfolio, rather than the incurred loss model under current U.S. GAAP. In addition, a significant portion of the increase will be due to PCI loans that will be reclassified as PCD loans with the credit related discount resulting in an increase to both allowance and loan balance, but not retained earnings. The extent of the overall increase, including the portion related to the current PCI portfolio, is still being evaluated and will depend on economic conditions and the composition of CIT’s loan and lease portfolios at adoption date.

ASU 2018-19, Codification Improvements to Topic 326: Financial Instruments Credit Losses Issued November 2018

•The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases.

•Effective for CIT as of January 1, 2020 in conjunction with ASU 2016-13. Early adoption is permitted; however, CIT does not intend to early adopt the guidance.

•The adoption of this standard is not expected to have a material impact on CIT’s consolidated financial statements and disclosures.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities Issued October 2018

•The amendments in this guidance change how entities that apply the VIE guidance evaluate decision-making fees. To determine whether decision-making fees represent a variable interest, an entity will consider indirect interests held through related parties under common control on a proportional basis rather than in their entirety, as currently required by GAAP.

•Entities should adopt this standard retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented.

•Effective for CIT as of January 1, 2020. Early adoption is permitted.

•The adoption of this standard is not expected to have a material impact on CIT’s consolidated financial statements and disclosures.

NOTE 2 — DISCONTINUED OPERATIONS

Discontinued operations was comprised of Business Air and residual activity of the Financial Freedom servicing business (“Financial Freedom”), a former division of CIT Bank that serviced reverse mortgage loans. The following condensed financial information includes the combination of the Company’s discontinued operations for the quarters ended March 31, 2019 and 2018, and as of March 31, 2019 and December 31, 2018. See the Company’s 2018 Form 10-K Note 2 – Discontinued Operations, for further information.

Condensed Combined Balance Sheet (dollars in millions)

	March 31, 2019	December 31, 2018
Net loans(1)	$205.9	$248.1
Other assets	2.3	1.7
Assets of discontinued operations	$208.2	$249.8
Secured borrowings(1)	$174.5	$195.0
Other liabilities(2)	99.3	102.0
Liabilities of discontinued operations	$273.8	$297.0
(1)

Net loans primarily include $156.9 million and $175.9 million of securitized balances, related to Financial Freedom, at March 31, 2019 and December 31, 2018, respectively. Secured borrowings primarily relate to those receivables.

(2)	Other liabilities primarily include liabilities related to Financial Freedom.

Condensed Combined Statement of Income (dollars in millions)

	Quarters Ended March 31,
	2019	2018
Interest income(1)	$1.8	$4.2
Interest expense(1)	1.6	3.1
Rental income on operating leases	—	0.5
Other income	1.7	5.7
Operating expenses(2)	2.3	16.4
Loss from discontinued operations before benefit for income taxes	(0.4)	(9.1)
Benefit for income taxes(3)	(0.1)	(2.4)
Loss from discontinued operations, net of taxes	$(0.3)	$(6.7)
(1)	Includes amortization for the premium associated with the HECM loans and related secured borrowings.
(2)

For the quarter ended March 31, 2019, operating expense is insignificant. For the quarter ended March 31, 2018, operating expense is comprised of $4 million in salaries and benefits, $1 million in professional and legal services, and $11 million for other expenses such as data processing, premises and equipment, and miscellaneous charges.

(3)	For the quarters ended March 31, 2019 and 2018, the Company's tax rate for discontinued operations was 26% and 27%, respectively.

Condensed Combined Statement of Cash Flows (dollars in millions)

	Quarters Ended March 31,
	2019	2018
Net cash flows (used in) provided by operations	$(5.1)	$10.3
Net cash flows provided by investing activities	23.4	42.2

Reverse Mortgage Servicing

Certain assets and liabilities of Financial Freedom remained in discontinued operations as a financing transaction due to the pending investor consent from the Government National Mortgage Association (“GNMA”). As the servicer of home equity conversion mortgage (“HECM”) loans, the Company is obligated to fund future borrower advances for taxes and insurance, and line of credit draws. In addition, the Company is required to repurchase the HECM loans out of GNMA HECM mortgage-backed securities (“HMBS”) securitization pools once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount or when the property forecloses to OREO, which reduces the secured borrowing balance. As the economic benefit and risk of Financial Freedom has been transferred to the buyer, the servicing of the loans and payments for servicer advances and required repurchase are performed by the buyer. HECM loan commitments associated with the servicer obligation to fund

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

future advances totaled $21 million at March 31, 2019 and $23 million at December 31, 2018 (included as part of the Financing commitments table presented in Note 13 – Commitments). Additionally, the Company services $116.4 million and $122.5 million of HMBS outstanding principal balance at March 31, 2019 and December 31, 2018, respectively, for transferred loans securitized by IndyMac for which OneWest Bank had purchased the mortgage servicing rights (“MSRs”) prior to the acquisition in connection with the acquisition by OneWest bank from the FDIC of certain assets of IndyMac Federal Bank, FSB (“IndyMac”) (the “IndyMac Transaction”). As the HECM loans are federally insured by the FHA and the secured borrowing guaranteed to the investors by GNMA, the Company does not believe maximum loss exposure as a result of its involvement is material. Upon receiving the required consent from GNMA, CIT shall no longer have this servicer obligation and related assets and liabilities will qualify for derecognition.

NOTE 3 — LOANS

Loans, excluding those reflected as discontinued operations, consist of the following:

Loans by Product (dollars in millions)

	March 31, 2019	December 31, 2018
Commercial loans	$22,751.3	$22,285.7
Financing Leases and Leverage Leases	2,412.4	2,489.4
Total commercial	25,163.7	24,775.1
Consumer loans	6,083.3	6,020.3
Total loans	31,247.0	30,795.4
Loans held for sale(1)	75.6	88.4
Loans and held for sale loans(1)	$31,322.6	$30,883.8
(1)	Since the Company manages the credit risk and collections of loans held for sale consistently with its loans held for investment, the aggregate amount is presented in this table.

The following table presents loans, excluding loans held for sale, by segment, based on obligor location:

Loans (dollars in millions)

	March 31, 2019			December 31, 2018
	Domestic	Foreign	Total	Domestic	Foreign	Total
Commercial Banking	$23,100.1	$1,541.2	$24,641.3	$22,732.8	$1,530.6	$24,263.4
Consumer Banking(1)	6,605.7	—	6,605.7	6,532.0	—	6,532.0
Total	$29,705.8	$1,541.2	$31,247.0	$29,264.8	$1,530.6	$30,795.4
(1)

The Consumer Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration ("SBA") loans. These loans are excluded from the Consumer loan balances and included in the Commercial loan balances in the tables throughout this note.

The following table presents selected components of the net investment in loans:

Components of Net Investment (1) (dollars in millions)

	March 31, 2019	December 31, 2018
Unearned income	$(437.2)	$(778.8)
Net unamortized premiums	22.8	20.6
Accretable yield on PCI loans	(863.6)	(903.8)
Net unamortized deferred costs(1)	34.0	85.7
(1)

Balances at March 31, 2019 in the table above exclude finance leases and leveraged leases. CIT adopted ASC 842, Leases on January 1, 2019 and finance leases and leveraged leases disclosures is presented in Note 5 — Leases. Balances at December 31, 2018 in the table above includes both loans and finance leases.

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

Commercial Loans Including Held for Sale Loans — Risk Rating by Class / Segment (dollars in millions)

Grade:	Pass	Special Mention	Classified- accruing	Classified- non-accrual	PCI Loans	Total
March 31, 2019
Commercial Banking
Commercial Finance	$9,120.1	$516.0	$890.5	$203.8	$—	$10,730.4
Real Estate Finance	4,874.5	342.8	140.8	5.7	32.5	5,396.3
Business Capital	7,560.5	548.8	348.8	46.9	—	8,505.0
Rail	61.9	—	—	—	—	61.9
Total Commercial Banking	21,617.0	1,407.6	1,380.1	256.4	32.5	24,693.6
Consumer Banking
Other Consumer Banking - Primarily SBA Loans	467.5	6.6	46.1	0.4	1.8	522.4
Total Consumer Banking	467.5	6.6	46.1	0.4	1.8	522.4
Non- Strategic Portfolios	8.1	0.6	5.2	4.9	—	18.8
Total	$22,092.6	$1,414.8	$1,431.4	$261.7	$34.3	$25,234.8
December 31, 2018
Commercial Banking
Commercial Finance	$8,637.7	$559.5	$1,096.3	$190.0	$4.7	$10,488.2
Real Estate Finance	5,023.2	162.2	225.5	2.2	32.2	5,445.3
Business Capital	7,550.1	415.3	299.3	45.7	—	8,310.4
Rail	82.7	0.5	0.6	—	—	83.8
Total Commercial Banking	21,293.7	1,137.5	1,621.7	237.9	36.9	24,327.7
Consumer Banking
Other Consumer Banking - SBA Loans	446.4	7.1	55.8	0.4	1.8	511.5
Total Consumer Banking	446.4	7.1	55.8	0.4	1.8	511.5
Non- Strategic Portfolios	5.7	1.0	7.4	6.1	—	20.2
Total	$21,745.8	$1,145.6	$1,684.9	$244.4	$38.7	$24,859.4

The following table provides a summary of the consumer loan LTV distribution and the covered loans held for investment balances for single-family residential (“SFR”) mortgage loans. The average LTV was 64% for the Total Consumer Loans included below at both March 31, 2019 and December 31, 2018.

Consumer Loan LTV Distribution (dollars in millions)

	Single Family Residential
	Covered Loans(2)		Non-covered Loans	Total Consumer
LTV Range	Non-PCI	PCI	Non-PCI	Loans
March 31, 2019
Greater than 125%	$1.6	$92.8	$4.9	$99.3
101% – 125%	2.9	177.1	4.4	184.4
80% – 100%	25.6	414.1	198.5	638.2
Less than 80%	1,021.4	922.1	3,217.1	5,160.6
Not Applicable(1)	—	—	0.8	0.8
Total	$1,051.5	$1,606.1	$3,425.7	$6,083.3

December 31, 2018
Greater than 125%	$1.3	$105.6	$4.9	$111.8
101% – 125%	5.3	186.1	4.7	196.1
80% – 100%	27.3	446.8	220.3	694.4
Less than 80%	1,068.5	916.0	3,032.6	5,017.1
Not Applicable(1)	—	—	0.9	0.9
Total	$1,102.4	$1,654.5	$3,263.4	$6,020.3
(1)	Certain Consumer Loans do not have LTV's.
(2)	Covered loans include approximately $2 billion related to the FDIC loss share agreement under the IndyMac Transaction with an indemnification period ending on March 31, 2019.

The SFR amounts represent the carrying value, which differ from unpaid principal balances, and include the premiums or discounts and the accretable yield and non-accretable difference for PCI loans recorded in purchase accounting. Certain consumer SFR loans are “covered loans” which relate to loans acquired from the OneWest Bank acquisition with indemnifications provided by the FDIC under the loss sharing agreements for certain future losses. The covered loans are limited to the Legacy Consumer Mortgage (“LCM”) division.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The loss share agreements with the FDIC relates to the IndyMac Transaction and the FDIC-assisted transactions of First Federal Bank of California in December 2009 (“First Federal Transaction”) and La Jolla Bank, FSB in February 2010 (“La Jolla Transaction”) with the indemnification period ending in March 2019, December 2019 and February 2020, respectively. The FDIC indemnifies the Company against certain credit losses on covered loans based on specified thresholds outlined in the respective loss share agreement.

The recognized indemnification asset was limited to the IndyMac Transaction with the indemnification period that ended on March 31, 2019. No indemnification asset was recognized in connection with the First Federal Transaction and La Jolla Transaction. The Company separately recognizes a net receivable (recorded in other assets) for the claim submissions filed with the FDIC and a net payable (recorded in other liabilities) for the remittances due to the FDIC for previously submitted claims that were later recovered by investor (e.g., guarantor payments, recoveries).

At March 31, 2019, the indemnification asset is zero as compared to $10.8 million at December 31, 2018 and a net receivable from the FDIC of $8.0 million and $6.4 million, respectively.

Included in the consumer loan balances as of March 31, 2019 and December 31, 2018, were loans with terms at origination that permitted negative amortization with an unpaid principal balance of $370 million and $382 million, respectively. Of these balances, $313 million and $318 million at March 31, 2019 and December 31, 2018, respectively, had outstanding balances below their original principal balances.

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Loans Including Held for Sale Loans - Delinquency Status (dollars in millions)

	Past Due
	30–59 Days Past Due	60–89 Days Past Due	90 Days or Greater	Total Past Due	Current	PCI Loans(1)	Total
March 31, 2019
Commercial Banking
Commercial Finance	$0.6	$—	$131.3	$131.9	$10,598.5	$—	$10,730.4
Real Estate Finance	3.1	0.5	13.3	16.9	5,346.9	32.5	5,396.3
Business Capital	142.1	33.4	18.8	194.3	8,310.7	—	8,505.0
Rail	—	—	—	—	61.9	—	61.9
Total Commercial Banking	145.8	33.9	163.4	343.1	24,318.0	32.5	24,693.6
Consumer Banking
Legacy Consumer Mortgages	24.8	7.9	36.0	68.7	1,013.0	1,606.1	2,687.8
Other Consumer Banking	11.0	1.5	3.9	16.4	3,904.2	1.8	3,922.4
Total Consumer Banking	35.8	9.4	39.9	85.1	4,917.2	1,607.9	6,610.2
Non-Strategic Portfolios	0.1	—	4.3	4.4	14.4	—	18.8
Total	$181.7	$43.3	$207.6	$432.6	$29,249.6	$1,640.4	$31,322.6
December 31, 2018
Commercial Banking
Commercial Finance	$—	$—	$70.3	$70.3	$10,413.2	$4.7	$10,488.2
Real Estate Finance	8.9	12.0	5.1	26.0	5,387.1	32.2	5,445.3
Business Capital	146.7	35.4	17.5	199.6	8,110.8	—	8,310.4
Rail	2.8	0.9	1.5	5.2	78.6	—	83.8
Total Commercial Banking	158.4	48.3	94.4	301.1	23,989.7	36.9	24,327.7
Consumer Banking
Legacy Consumer Mortgages	25.9	5.9	37.6	69.4	1,063.5	1,654.5	2,787.4
Other Consumer Banking	25.3	3.1	2.1	30.5	3,716.2	1.8	3,748.5
Total Consumer Banking	51.2	9.0	39.7	99.9	4,779.7	1,656.3	6,535.9
Non-Strategic Portfolios	0.1	1.3	5.8	7.2	13.0	—	20.2
Total	$209.7	$58.6	$139.9	$408.2	$28,782.4	$1,693.2	$30,883.8
(1)

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

Loans on Non-Accrual Status (dollars in millions)(1)

	March 31, 2019			December 31, 2018
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial Banking
Commercial Finance	$203.8	$—	$203.8	$190.0	$—	$190.0
Business Capital	46.9	—	46.9	45.7	—	45.7
Real Estate Finance	5.7	—	5.7	2.2	—	2.2
Total Commercial Banking	256.4	—	256.4	237.9	—	237.9
Consumer Banking
Other Consumer Banking	4.2	—	4.2	6.1	—	6.1
Legacy Consumer Mortgages	31.2	—	31.2	32.2	—	32.2
Total Consumer Banking	35.4	—	35.4	38.3	—	38.3
Non-Strategic Portfolios	—	4.9	4.9	—	6.1	6.1
Total	$291.8	$4.9	$296.7	$276.2	$6.1	$282.3
Repossessed assets and OREO			29.7			33.0
Total non-performing assets			$326.4			$315.3
Commercial loans past due 90 days or more accruing			$46.0			$21.9
Consumer loans past due 90 days or more accruing			16.5			13.7
Total Accruing loans past due 90 days or more			$62.5			$35.6
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

The table below summarizes the residential mortgage loans in the process of foreclosure and OREO:

Loans in Process of Foreclosure and OREO (dollars in millions)

	March 31, 2019	December 31, 2018
PCI	$122.0	$122.6
Non-PCI	22.2	24.1
Loans in process of foreclosure	$144.2	$146.7
OREO	$28.7	$32.0

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Impaired Loans (dollars in millions)
				Average Recorded Investment(2)
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Quarter Ended March 31, 2019	Quarter Ended March 31, 2018
March 31, 2019
With no related allowance recorded:
Commercial Banking
Commercial Finance	$73.8	$109.7	$—	$81.6	$71.3
Business Capital	5.8	7.1	—	6.5	11.3
Real Estate Finance	5.1	5.1	—	3.7	—
Consumer Banking
Other Consumer Banking	3.8	3.8	—	4.1	—
LCM	31.4	35.0	—	31.5	—
With an allowance recorded:
Commercial Banking
Commercial Finance	130.0	153.9	49.3	115.9	85.3
Business Capital	10.2	10.2	3.5	10.7	9.2
Real Estate Finance	—	—	—	—	1.4
Consumer Banking
LCM	0.6	0.6	0.1	0.3	—
Total Impaired Loans(1)	260.7	325.4	52.9	254.3	178.5
Total Loans Impaired at Acquisition Date	1,640.4	2,406.7	16.9	1,666.8	1,930.2
Total	$1,901.1	$2,732.1	$69.8	$1,921.1	$2,108.7
December 31, 2018				Year Ended December 31, 2018
With no related allowance recorded:
Commercial Banking
Commercial Finance	$89.4	$112.1	$—	$83.7
Business Capital	7.1	9.5	—	11.0
Real Estate Finance	2.3	2.3	—	1.4
Consumer Banking
Other Consumer Banking	4.4	4.4	—	1.8
LCM	31.5	34.8	—	26.4
With an allowance recorded:
Commercial Banking
Commercial Finance	101.8	120.9	43.5	102.6
Business Capital	11.2	11.1	3.9	9.6
Real Estate Finance	—	—	—	0.5
Consumer Banking
Other Consumer Banking	—	—	—	0.1
Total Impaired Loans(1)	247.7	295.1	47.4	237.1
Total Loans Impaired at Acquisition Date	1,693.2	2,489.9	18.4	1,829.2
Total	$1,940.9	$2,785.0	$65.8	$2,066.3
(1)

Interest income recorded for the quarter ended March 31, 2019 while the loans were impaired was approximately $0.3 million of which none was recognized using the cash-basis method of accounting. Interest income recorded for the year ended December 31, 2018 while the loans were impaired was $1.0 million, of which none was recognized using the cash-basis method of accounting.

(2)	Average recorded investment for the quarters ended March 31, 2019 and March 31, 2018 and the year ended December 31, 2018.

Loans Acquired with Deteriorated Credit Quality

The Company applied the income recognition and disclosure guidance in ASC 310-30 to loans that were identified as PCI as of the Acquisition Date. PCI loans were initially recorded at estimated fair value with no allowance for loan losses carried over, since the initial fair values reflected credit losses expected to be incurred over the remaining lives of the loans. The acquired loans are subject to the Company’s internal credit review. See Note 4 — Allowance for Loan Losses.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Purchased Credit Impaired Loans (dollars in millions)

March 31, 2019	Unpaid Principal Balance	Carrying Value	Allowance for Loan Losses
Commercial Banking
Real Estate Finance	$37.0	$32.5	$9.3
Consumer Banking
Other Consumer Banking	2.2	1.8	—
Legacy Consumer Mortgages	2,367.5	1,606.1	7.6
Total	$2,406.7	$1,640.4	$16.9
December 31, 2018
Commercial Banking
Commercial Finance	$9.0	$4.7	$0.4
Real Estate Finance	37.7	32.2	8.8
Consumer Banking
Other Consumer Banking	2.3	1.8	—
Legacy Consumer Mortgages	2,440.9	1,654.5	9.2
Total	$2,489.9	$1,693.2	$18.4

The following table summarizes the carrying value of commercial PCI loans, which are monitored for credit quality based on internal risk classifications. See previous table Consumer Loan LTV Distribution for credit quality metrics on consumer PCI loans.

Carrying Value of Commercial PCI Loans (dollars in millions)

	March 31, 2019			December 31, 2018
	Non- criticized	Criticized	Total	Non- criticized	Criticized	Total
Commercial Finance	$—	$—	$—	$—	$4.7	$4.7
Real Estate Finance	12.6	19.9	32.5	14.6	17.6	32.2
Total	$12.6	$19.9	$32.5	$14.6	$22.3	$36.9

Non-criticized loans generally include loans that are expected to be repaid in accordance with contractual loan terms. Criticized loans are risk rated as special mention or classified.

Accretable Yield

See the Company’s 2018 Form 10-K, Note 1 — Business and Summary of Significant Accounting Policies for further details.

Changes in the accretable yield for PCI loans are summarized below.

Change in Accretable Yield (dollars in millions)

	Quarters Ended March 31,
	2019	2018
Balance, beginning of period	$903.8	$1,063.7
Accretion into interest income	(40.7)	(44.0)
Reclassification from non-accretable difference	2.4	0.5
Disposals and Other	(1.9)	(3.9)
Balance, end of period	$863.6	$1,016.3

Troubled Debt Restructuring

The Company periodically modifies the terms of loans in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower are accounted for as TDRs. A restructuring of a debt constitutes a TDR for purposes of ASC 310-40 if CIT, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. A concession may be either by agreement between CIT and the debtor or imposed by law or a court of law. See the Company's 2018 Form 10-K for discussion of policies on TDRs.

Modified loans that meet the definition of a TDR are subject to the Company's impaired loan policy.

The following table presents recorded investment of TDRs, excluding those within a trial modification period, and those classified as PCI as of and during the periods ended March 31, 2019 and December 31, 2018:

TDRs (dollars in millions)

	March 31, 2019		December 31, 2018
	Recorded Investment	% Total TDR	Recorded Investment	% Total TDR
Commercial Banking	$66.1	77%	$70.2	80%
Consumer Banking	19.2	23%	17.7	20%
Total	$85.3	100%	$87.9	100%
Percent non-accrual	77%		79%

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Modifications (dollars in millions)

	Quarters Ended March 31,
	2019	2018
Recorded investment related to modifications qualifying as TDRs that occurred during the quarter	$10.0	36.5
Recorded investment at the time of default of TDRs that experienced a payment default (payment default is one missed payment) during the quarters and for which the payment default occurred within one year of the modification	$0.8	1.6

There were $2.7 million and $6.1 million as of March 31, 2019 and December 31, 2018, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is presented below. Although the focus is on the March 31, 2019 amounts, the overall nature and impact of modification programs were comparable in the prior year or period.

Modifications qualifying as TDRs based upon recorded investment at March 31, 2019 were comprised of payment deferrals (51%) and covenant relief and/or other (49%).  At December 31, 2018, TDR recorded investment was comprised of payment deferrals (50%) and covenant relief and/or other (50%).

▪

Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods.

▪

Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. The weighted average change in interest rates for all TDRs occurring during the quarters ended March 31, 2019 and 2018 was not significant.

▪

Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during quarters ended March 31, 2019 and 2018 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs.

▪

The other elements of the Company’s modification programs that are not TDRs, do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses for estimated credit losses in its HFI loan portfolio.

Allowance for Loan Losses and Recorded Investment in Loans (dollars in millions)

	Commercial Banking	Consumer Banking	Total	Commercial Banking	Consumer Banking	Total
	Quarter Ended March 31, 2019			Quarter Ended March 31, 2018
Balance - beginning of period	$460.2	$29.5	$489.7	$402.2	$28.9	$431.1
Provision for credit losses	35.1	(2.1)	33.0	67.2	1.6	68.8
Other(1)	(1.3)	(0.3)	(1.6)	(2.4)	-	(2.4)
Gross charge-offs	(38.9)	(0.7)	(39.6)	(54.6)	(0.5)	(55.1)
Recoveries	5.7	0.3	6.0	4.8	0.4	5.2
Balance - end of period	$460.8	$26.7	$487.5	$417.2	$30.4	$447.6
	Allowance Balance at March 31, 2019			Allowance Balance at March 31, 2018
Loans individually evaluated for impairment	$52.8	$0.1	$52.9	$25.3	$-	$25.3
Loans collectively evaluated for impairment	398.7	19.0	417.7	384.1	19.0	403.1
Loans acquired with deteriorated credit quality(2)	9.3	7.6	16.9	7.8	11.4	19.2
Allowance for loan losses	$460.8	$26.7	$487.5	$417.2	$30.4	$447.6
Other reserves(1)	$42.8	$0.3	$43.1	$46.9	$-	$46.9
	Loans at March 31, 2019			Loans at March 31, 2018
Loans individually evaluated for impairment	$224.9	$35.8	$260.7	$184.2	$-	$184.2
Loans collectively evaluated for impairment	24,383.9	4,962.0	29,345.9	23,112.1	4,258.3	27,370.4
Loans acquired with deteriorated credit quality(2)	32.5	1,607.9	1,640.4	49.6	1,849.4	1,899.0
Ending balance	$24,641.3	$6,605.7	$31,247.0	$23,345.9	$6,107.7	$29,453.6
Percent of loans to total loans	78.9%	21.1%	100.0%	79.3%	20.7%	100.0%
(1)

“Other” includes allowance for loan losses associated with unfunded lending commitments. “Other reserves” represents credit loss reserves for unfunded lending commitments and deferred purchase agreements, which are recorded in Other liabilities.

(2)	Represents loans considered impaired as part of the OneWest transaction and are accounted for under the guidance in ASC 310-30.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 — LEASES

Lessee

CIT leases primarily include office space and bank branches; and substantially all of our lease liabilities relate to United States real estate leases under operating lease arrangements. Our lessee finance leases are not significant. Our real estate leases have remaining lease terms of up to 15 years.

The following tables presents supplemental balance sheet and cash flow information related to operating leases. ROU assets are included in Other assets and lease liabilities are included in Other liabilities.

Supplemental lease balance sheet information (dollars in millions)

March 31, 2019
ROU assets	$202.0
Lease liabilities	253.0
Weighted-average remaining lease terms	10 years
Weighted-average discount rate	4.88%

Supplemental cash flow information (dollars in millions):

Quarter Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$10.2

The following table presents maturities of lease liabilities:

Maturity of Lease liabilities (dollars in millions)

Years Ended December 31,
2019 (remainder of year)	$35.2
2020	43.7
2021	33.5
2022	26.6
2023	26.1
Thereafter	161.5
Total undiscounted lease payments	326.6
Difference between undiscounted cash flows and discounted cash flows	(73.6)
Lease liabilities, at present value	$253.0

The following table presents components of operating lease expense which are included in operating expenses:

Operating lease expense (dollars in millions)	Quarter Ended
March 31, 2019
Operating lease cost(1)	$10.8
Variable lease cost	3.1
Sublease income	(4.1)
Total operating lease expense	$9.8

(1)     Includes short-term lease cost which is immaterial.

The components of lease expense are recorded in Operating expenses. Variable lease cost includes common area maintenance, property taxes, and other operating expenses related to leased premises. Sublease income results from leasing excess building space that CIT is no longer utilizing under operating leases which have remaining lease terms of up to 3 years.

Lessor

The Company leases equipment to commercial end-users under operating lease and finance lease arrangements. The majority of operating lease equipment is long-lived rail equipment which is typically leased several times over the equipment’s life. We also lease technology and office equipment and large and small industrial, medical, and transportation equipment under both finance leases and operating leases.

The following table provides the net book value of operating lease equipment, by equipment type.

Operating Lease Equipment (dollars in millions)

	March 31, 2019	December 31, 2018
Railcars and locomotives	$6,417.7	$6,420.7
Other equipment (1)	571.8	549.9
Total	$6,989.5	$6,970.6

(1)     Includes equipment off-lease of $362.8 million and $380.4 million at March 31, 2019 and December 31, 2018, respectively.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Our Rail operating leases typically do not include purchase options or early termination options; and continued rent payments are due if the railcars are not returned at the end of the lease.

The following table presents components of finance lease net investment on a discounted basis at March 31, 2019 in accordance with ASC 842 disclosure requirements:

Components of Net Investment in Finance Leases (dollars in millions)

March 31, 2019
Lease receivables	$2,051.2
Unguaranteed residual assets	324.7
Total net investment in finance leases	2,375.9
Leveraged lease net investment(1)	36.5
Total	$2,412.4

(1)     Leveraged leases are reported net of $68.7 million of non-recourse debt. Leveraged lease arrangements that commenced before the ASC 842 effective date continue to be reported under the leveraged lease accounting model.  ASC 842 eliminated leveraged lease accounting for new leases and for existing leases modified on or after the standard’s effective date.

Many of our finance leases offer the lessee the option to purchase the equipment at fair market value or for a nominal fixed purchase option; and many of the leases that do not have a nominal purchase option include renewal provisions resulting in many leases continuing beyond initial contractual term. Our finance leases typically do not include options to early terminate the lease.

The table that follows presents lease income in accordance with ASC 842 disclosure requirements:

Lease income (dollars in millions)

Quarter Ended March 31, 2019
Lease income – operating leases	$203.3
Variable lease income – operating leases (1)	14.4
Rental income on operating leases	217.7
Interest income - sales type and direct financing leases	49.2
Variable lease income included in Other non-interest income (2)	11.5
Leveraged lease income	1.9
Total lease income	$280.3

(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.

(2)     Includes leased equipment property tax reimbursements due from customers of $6.1 million and revenue related to insurance coverage on Business Capital division leased equipment of $5.4 million.

The following tables present lease payments due on non-cancellable operating leases and lease receivables due on finance leases at March 31, 2019. Excluded from these tables are variable lease payments, including rentals calculated based on asset usage levels, re-leasing rentals, and expected sales proceeds from remarketing equipment at lease expiration, all of which are components of lease profitability.

Maturity Analysis of Operating Lease Payments (dollars in millions)

Years Ended December 31,
Remainder of 2019	$516.4
2020	539.0
2021	364.4
2022	218.8
2023	114.8
Thereafter	83.1
Total	$1,836.5

Maturity Analysis of Lease Receivables - sales type and direct financing leases (dollars in millions)

Years Ended December 31,
Remainder of 2019	$774.4
2020	692.5
2021	462.0
2022	237.8
2023	112.7
Thereafter	61.0
Total undiscounted lease receivables	2,340.4
Difference between undiscounted cash flows and discounted cash flows	289.2
Lease receivables, at present value	$2,051.2

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 — INVESTMENT SECURITIES

Investments include debt and equity securities.

Investment Securities (dollars in millions)

	March 31,	December 31,
	2019	2018
AFS Securities
Debt securities	$7,571.5	$5,931.3
Securities carried at FV with changes in net income
Equity securities	45.3	44.6
Non-marketable equity securities(1)	227.3	257.9
Total investment securities	$7,844.1	$6,233.8
(1)

Non-marketable investments include restricted stock of the FRB and Federal Home Loan Bank ("FHLB") carried at cost of  $207.0 million at March 31, 2019, and $242.5 million at December 31, 2018. The remaining non-marketable investments without readily determinable fair values measured under the measurement exception totaled $20.3 million as of March 31, 2019 and $15.4 million as of December 31, 2018.

Realized investment gains totaled $0.6 million and $1.3 million for the quarters ended March 31, 2019 and March 31, 2018, respectively, and exclude losses from other than temporary impairment (“OTTI”).

In addition, the Company had $1.2 billion and $1.6 billion of interest bearing cash at banks at March 31, 2019 and
December 31, 2018, respectively, which are cash and cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Quarters Ended March 31,
	2019	2018
Interest income - debt securities(1)	$48.0	$40.5
Interest income - interest-bearing cash	14.5	7.0
Dividends - equity securities	2.7	2.8
Total interest and dividends	$65.2	$50.3
(1)	Includes interest income on securities purchased under agreement to resell

The following table presents amortized cost and fair value of securities available for sale (“AFS”).

Amortized Cost and Fair Value (dollars in millions)

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$5,170.4	$10.0	$(72.9)	$5,107.5
Commercial agency	406.0	5.9	(0.7)	411.2
U.S. government agency obligations	34.9	—	(0.2)	34.7
U.S. Treasury securities	1,840.3	0.9	—	1,841.2
Supranational securities	99.7	—	(0.3)	99.4
State & municipal bonds	10.7	—	(0.4)	10.3
Corporate bonds - foreign	65.7	1.5	—	67.2
Total debt securities AFS	$7,627.7	$18.3	$(74.5)	$7,571.5

December 31, 2018
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$5,341.2	$6.7	$(122.7)	$5,225.2
Commercial agency	291.8	3.2	(0.4)	294.6
U.S. government agency obligations	34.9	—	(0.4)	34.5
U.S. Treasury securities	253.9	—	(2.4)	251.5
Supranational securities	50.0	—	(0.6)	49.4
State & municipal bonds	10.9	—	(0.7)	10.2
Corporate bonds - foreign	65.8	0.1	—	65.9
Total debt securities AFS	$6,048.5	$10.0	$(127.2)	$5,931.3

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the debt securities AFS by contractual maturity dates:

Maturities - Debt Securities AFS (dollars in millions)

	March 31, 2019
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government agency securities
After 5 but within 10 years	$170.4	$168.3	2.10%
Due after 10 years	5,000.0	4,939.2	2.75%
Total	5,170.4	5,107.5	2.73%
Mortgage-backed securities — Commercial agency
After 1 but within 5 years	17.9	18.0	3.13%
After 5 but within 10 years	368.3	373.2	3.21%
Due after 10 years	19.8	20.0	2.82%
Total	406.0	411.2	3.19%
U.S. government agency obligations
Due within 1 year	9.9	9.9	2.72%
After 1 but within 5 years	25.0	24.8	2.26%
Total	34.9	34.7	2.39%
U.S. Treasury securities
Due within 1 year	1,735.7	1,736.1	2.46%
After 1 but within 5 years	4.0	4.0	2.53%
After 5 but within 10 years	100.6	101.1	2.45%
Total	1,840.3	1,841.2	2.46%
Supranational securities
Due within 1 year	49.7	49.7	2.61%
After 1 but within 5 years	50.0	49.7	2.02%
Total	99.7	99.4	2.32%
State & municipal bonds
Due within 1 year	0.1	0.1	2.55%
After 5 but within 10 years	0.2	0.2	2.70%
Due after 10 years	10.4	10.0	2.42%
Total	10.7	10.3	2.43%
Corporate bonds - foreign
After 1 but within 5 years	65.7	67.2	6.10%
Total	65.7	67.2	6.10%
Total debt securities AFS	$7,627.7	$7,571.5	2.71%

At March 31, 2019 and December 31, 2018, certain securities AFS were in unrealized loss positions. The following table summarizes by investment category the gross unrealized losses, respective fair value and length of time that those securities have been in a continuous unrealized loss position.

Gross Unrealized Loss (dollars in millions)

	March 31, 2019
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$551.4	$(2.0)	$3,669.6	$(70.9)
Commercial agency	222.8	(0.7)	—	—
U.S. government agency obligations	—	—	24.8	(0.2)
State & municipal bonds	—	—	8.2	(0.4)
Supranational securities	—	—	49.6	(0.3)
Total debt securities AFS	$774.2	$(2.7)	$3,752.2	$(71.8)

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Gross Unrealized Loss continued (dollars in millions)

	December 31, 2018
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$582.1	$(7.4)	$3,842.7	$(115.3)
Commercial agency	102.6	(0.4)	—	—
U.S. government agency obligations	—	—	24.6	(0.4)
U.S. Treasury securities	247.5	(2.4)	—	—
State & municipal bonds	—	—	8.1	(0.7)
Supranational securities	—	—	49.4	(0.6)
Total debt securities AFS	$932.2	$(10.2)	$3,924.8	$(117.0)

Purchased Credit-Impaired AFS Securities

As of March 31, 2019 and December 31, 2018 there were no PCI securities. For the quarter ended March 31, 2018, the accretable yield on PCI securities had a beginning balance of $101.7 million and ending balance of $75.7 million. Adjustments to accretable yield in the first quarter of 2018 primarily included accretion into interest income of $3.8 million and disposals of $22.3 million.

Securities Carried at Fair Value with Changes Recorded in Net Income

As of March 31, 2019, equity securities were carried at a fair value of $45.3 million with an amortized cost of $47.2 million and unrealized losses of $1.9 million. As of December 31, 2018, the fair value and amortized cost of equity securities was $44.6 million and $46.9 million, respectively, and unrealized losses of $2.3 million.

Other Than Temporary Impairment

The Company conducted and documented its periodic review of all securities with unrealized losses, which it performs to evaluate whether the impairment is other than temporary. The Company reviews the AFS securities with unrealized losses and determines whether the unrealized losses were credit-related and, accordingly, recognizes OTTI losses.

There were no OTTI losses recognized for the quarter ended March 31, 2019, and there was an insignificant amount of OTTI losses recognized for the quarter ended March 31, 2018.

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

NOTE 7 — VARIABLE INTEREST ENTITIES

Variable Interest Entities

Described below are the results of the Company’s assessment of its variable interests in order to determine its current status with regards to being the VIE PB. See Note 1 — Business and Summary of Significant Accounting Policies in the 2018 Form 10-K for additional information on accounting for VIEs.

Consolidated VIEs

At March 31, 2019 and December 31, 2018, there were no consolidated VIEs.

Unconsolidated VIEs

Unconsolidated VIEs include government-sponsored enterprise securitization structures, private-label securitizations and limited partnership interests where the Company’s involvement is limited to an investor interest in which the Company does not have the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE and limited partnership interests.

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

Unconsolidated VIEs Carrying Value (dollars in millions)

	March 31, 2019		December 31, 2018
	Securities	Partnership Investment	Securities	Partnership Investment
Agency securities	$5,518.7	$—	$5,519.9	$—
Tax credit equity investments	—	245.5	—	233.4
Equity investments	—	72.8	—	73.5
Total Assets	$5,518.7	$318.3	$5,519.9	$306.9
Commitments to tax credit investments	$—	$110.7	$—	$97.8
Total Liabilities	$—	$110.7	$—	$97.8
Maximum loss exposure(1)	$5,518.7	$318.3	$5,519.9	$306.9
(1)	Maximum loss exposure to the unconsolidated VIEs excludes the liability for representations and warranties and for corporate guarantees, and also excludes servicing advances.

NOTE 8 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	March 31, 2019			December 31, 2018
	CIT Group Inc.	Subsidiaries	Total	Total
Unsecured borrowings:
Senior	$3,414.9	$-	$3,414.9	$3,413.0
Subordinated debt	395.5	-	395.5	395.4
Secured borrowings:
FHLB advances	-	2,050.0	2,050.0	3,600.0
Other secured and structured financings	-	710.5	710.5	710.4
Total borrowings	$3,810.4	$2,760.5	$6,570.9	$8,118.8

Unsecured Borrowings

Revolving Credit Facility

The Revolving Credit Facility had a total commitment amount of $400 million at March 31, 2019, which was reduced from a total commitment amount of $500 million at December 31, 2018. The applicable margin charged under the facility is 2.00% for LIBOR Rate loans and 1.00% for Base Rate loans. The amendment extends the final maturity date of the lenders’ commitments from February 29, 2020 to March 1, 2021. The Revolving Credit Facility includes a covenant that requires that the Company maintain a minimum Tier 1 capital ratio of 9.0%. At March 31, 2019, the Revolving Credit Facility was unsecured and was guaranteed by four of the Company’s domestic operating subsidiaries. In addition, the applicable required minimum guarantor asset coverage ratio ranged from 1.0:1.0 to 1.5:1.0, and was 1.25:1.00 at March 31, 2019.

The Revolving Credit Facility may be drawn and prepaid at the option of CIT. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty. The $400 million total commitment amount consisted of a $300 million revolving loan tranche and a $100 million revolving loan tranche that can also be utilized for issuance of letters of credit. At March 31, 2019, there were no amounts drawn other than approximately $38 million that was utilized for letters of credit.

Senior Unsecured Notes and Subordinated Unsecured Notes

The principal amounts and maturity dates of the senior unsecured notes and subordinated unsecured notes remained unchanged from December 31, 2018. See Note 9 – Borrowings in the 2018 Form 10-K.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Secured Borrowings

At March 31, 2019, the Company had pledged $30.5 billion of assets (including collateral for the FRB discount window that is currently not drawn). Effective April 5, 2019, the FHLB released its blanket lien covering approximately $18.9 billion (book value) of CIT Bank assets. The collateral specifically identified and used to calculate available borrowings was $11.4 billion, which included $11.3 billion of loans and $0.1 billion of investment securities. Under the FHLB Facility, CIT Bank, N.A. may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that CIT Bank, N.A. is in compliance with the collateral maintenance requirement immediately following such disposition and all other requirements of the facility at the time of such disposition.

FHLB Advances

As of March 31, 2019, the Company had $5,583.0 million of financing availability with the FHLB, of which $3,530.7 million was unused and available. FHLB Advances at March 31, 2019 and December 31, 2018 had weighted average rates of 2.69% and 2.79%, respectively. FHLB Advances, letters of credit and the respective pledged assets at March 31, 2019, were $2,050.0 million, $2.3 million and $6,209.5 million, respectively. FHLB Advances, letters of credit and the respective pledged assets at December 31, 2018, were $3,600.0 million, $2.3 million and $6,712.4 million, respectively. Pledged assets mean the assets required under the collateral maintenance requirement in connection with FHLB advances at each of the dates.

Other Secured and Structured Financings

Other secured (other than FHLB) and structured financings of CIT-owned subsidiaries totaled $710.5 million and $710.4 million at March 31, 2019 and December 31, 2018, respectively. Pledged assets related to these borrowings totaled $2,883.1 million and $2,851.5 million at March 31, 2019 and December 31, 2018, respectively. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. The secured and structured financings as of March 31, 2019 had a weighted average rate of 3.74%, with rates ranging from 3.49% to 3.74%, compared to a weighted average rate of 3.75% at December 31, 2018.

Not included are secured borrowings of discontinued operations of $174.5 million and $195.0 million at March 31, 2019 and December 31, 2018, respectively. See Note 2 — Discontinued Operations.

FRB

There were no outstanding borrowings with the FRB Discount Window at March 31, 2019 and December 31, 2018.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS

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

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	March 31, 2019			December 31, 2018
	Notional	Asset Fair	Liability	Notional	Asset Fair	Liability
	Amount	Value	Fair Value	Amount	Value	Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$675.3	$4.5	$(1.6)	$646.1	$26.9	$(0.3)
Interest rate swap - fair value hedge(2)	750.0	1.3	—	250.0	1.9	—
Total derivatives designated as hedging instruments	1,425.3	5.8	(1.6)	896.1	28.8	(0.3)
Derivatives not designated as hedging instruments
Interest rate contracts(2)	15,902.4	107.7	(76.1)	15,889.5	87.8	(59.7)
Foreign exchange contracts	850.1	5.2	(6.9)	832.5	3.1	(19.7)
Other contracts(3)	468.4	0.1	(0.1)	436.6	0.2	—
Total derivatives not designated as hedging instruments	17,220.9	113.0	(83.1)	17,158.6	91.1	(79.4)
Gross derivative fair values presented in the Consolidated Balance Sheets	$18,646.2	$118.8	$(84.7)	$18,054.7	$119.9	$(79.7)
Less: gross amounts offset in the Consolidated Balance Sheets		—	—		—	—
Net amount presented in the Consolidated Balance Sheet		118.8	(84.7)		119.9	(79.7)
Derivative financial instruments(4)		(24.9)	24.9		(49.2)	49.2
Cash collateral pledged/(received)(4)(5)(6)		(3.0)	45.6		(15.4)	0.3
Total net derivative fair value		$90.9	$(14.2)		$55.3	$(30.2)
(1)	Presented on a gross basis.
(2)	Fair value balances include accrued interest.
(3)	Other derivative contracts not designated as hedging instruments include risk participation agreements.
(4)

The Company accounts for swap contracts cleared by the Chicago Mercantile Exchange as “settled-to-market” effective January 2017. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances The Company’s swap contracts cleared by LCH Clearnet continue to be accounted for as “collateralized-to-market” and variation margin balances are characterized as collateral against derivative exposures. At March 31, 2019, gross amounts of recognized assets and liabilities were lower by $4.1 million and $9.7 million, respectively.

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

Qualifying Hedges (dollars in millions)		Quarters Ended March 31,
		2019	2018
	Amounts Recognized
Recognized on derivatives	Interest Expense	$1.0	$0.5
Recognized on hedged item	Interest Expense	(1.0)	(0.5)
Net recognized on fair value hedges (No Ineffectiveness)		$—	$—

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Non Qualifying Hedges

The following table presents the impact of non-qualifying hedges on the condensed consolidated statements of income

Non Qualifying Hedges (dollars in millions)		Quarters Ended March 31,
	Amounts Recognized	2019	2018
Interest rate contracts	Other non-interest income	$0.1	$4.3
Foreign currency forward contracts	Other non-interest income	13.3	(29.9)
Other contracts	Other non-interest income	0.1	(2.3)
Total Non-qualifying Hedges -income statement impact		$13.5	$(27.9)

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

Contract Type	Derivatives - effective portion reclassified from AOCI to income	Total income statement impact	Total change in OCI for period
Quarter Ended March 31, 2019
Foreign currency forward contracts — net investment hedges	$—	$—	$(13.3)
Total	$—	$—	$(13.3)
Quarter Ended March 31, 2018
Foreign currency forward contracts — net investment hedges	$—	$—	$7.2
Total	$—	$—	$7.2

NOTE 10 — FAIR VALUE

Fair Value Hierarchy

The Company measures certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. See Note 1 — Business and Summary of Significant Accounting Policies in the Company's 2018 Form 10-K for a description of its valuation process for assets and liabilities measured at fair value and the fair value hierarchy.

Disclosures that follow in this note exclude assets and liabilities classified as discontinued operations.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s assets and liabilities measured at estimated fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
March 31, 2019
Assets
U.S. government agency securities	$5,107.5	$—	$5,107.5	$—
U.S. treasury securities	1,841.2	1,736.2	105.0	—
Other securities	622.8	—	555.6	67.2
Total debt securities AFS	7,571.5	1,736.2	5,768.1	67.2
Securities carried at fair value with changes recorded in net income	45.3	0.1	45.2	—

Interest rate contracts — non-qualifying hedges	107.8	—	107.5	0.3
Other derivative — non-qualifying hedges	5.2	—	5.2	—
Total derivative assets at fair value — non-qualifying hedges(1)	113.0	—	112.7	0.3
Foreign currency forward contracts — net investment qualifying hedges	4.5	—	4.5	—
Interest rate contracts —fair value hedges	1.3	—	1.3	—
Total Derivative assets at fair value — qualifying hedges(1)	5.8	—	5.8	—
Total	$7,735.6	$1,736.3	$5,931.8	$67.5
Liabilities
Interest rate contracts — non-qualifying hedges	$(76.1)	$—	$(76.1)	$—
Other derivative— non-qualifying hedges	(7.0)	—	(6.9)	(0.1)
Total derivative liabilities at fair value — non-qualifying hedges(1)	(83.1)	—	(83.0)	(0.1)
Foreign currency forward contracts — net investment qualifying hedges	(1.6)	—	(1.6)	—
Total derivative liabilities at fair value — qualifying hedges	(1.6)	—	(1.6)	—
FDIC True-up liability	(67.4)	—	—	(67.4)
Total	$(152.1)	$—	$(84.6)	$(67.5)
December 31, 2018
Assets
U.S. government agency securities	$5,225.2	$—	$5,225.2	$—
U.S. treasury securities	251.5	53.9	197.6	—
Other securities	454.6	—	388.7	65.9
Total debt securities AFS	5,931.3	53.9	5,811.5	65.9
Securities carried at fair value with changes recorded in net income	44.6	0.1	44.5	—

Interest rate contracts — non-qualifying hedges	87.8	—	87.6	0.2
Other derivative — non-qualifying hedges	3.3	—	3.1	0.2
Total derivative assets at fair value — non-qualifying hedges(1)	91.1	—	90.7	0.4
Foreign currency forward contracts — net investment qualifying hedges	26.9	—	26.9	—
Interest rate contracts —fair value hedges	1.9	—	1.9	—
Total Derivative assets at fair value — qualifying hedges(1)	28.8	—	28.8	—
Total	$6,095.8	$54.0	$5,975.5	$66.3
Liabilities
Interest rate contracts — non-qualifying hedges	$(59.7)	$—	$(59.7)	$—
Other derivative— non-qualifying hedges	(19.7)	—	(19.7)	—
Total derivative liabilities at fair value — non-qualifying hedges(1)	(79.4)	—	(79.4)	—
Foreign currency forward contracts — net investment qualifying hedges	(0.3)	—	(0.3)	—
Total derivative liabilities at fair value — qualifying hedges	(0.3)	—	(0.3)	—
FDIC True-up liability	(66.9)	—	—	(66.9)
Total	$(146.6)	$—	$(79.7)	$(66.9)
(1)	Derivative fair values include accrued interest.

See Fair Value of Financial Instruments later in this note for fair value measurements of Debt and Equity Securities Classified as AFS, Securities carried at fair value with changes recorded in net income and Derivative Assets and Liabilities.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

FDIC True-up Liability — The FDIC True-up liability was recorded at estimated fair value as of the date of the OneWest Transaction and is measured at fair value at each reporting date until the contingency is resolved. Due to the significant unobservable inputs used, these measurements were classified as Level 3.

The following tables summarize information about significant unobservable inputs related to the Company’s categories of Level 3 financial assets and liabilities measured on a recurring basis as of March 31, 2019 and December 31, 2018.

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
March 31, 2019
Assets
Debt Securities — AFS	$67.2	Discounted cash flow	Discount Rate	6.0% - 6.2%	6.0%
Derivative assets — non qualifying	0.3	Internal valuation model	Borrower Rate	3.1% - 5.3%	4.1%
Total Assets	$67.5
Liabilities
FDIC True-up liability	$(67.4)	Discounted cash flow	Discount Rate	3.2%	3.2%
Derivative liabilities — non-qualifying	(0.1)	Internal valuation model
Total Liabilities	$(67.5)
December 31, 2018
Assets
Debt Securities — AFS	$65.9	Discounted cash flow	Discount Rate	6.0% - 6.2%	6.1%
Derivative assets — non qualifying	0.4	Internal valuation model	Borrower Rate	3.3% - 5.7%	4.4%
Total Assets	$66.3
Liabilities
FDIC True-up liability	$(66.9)	Discounted cash flow	Discount Rate	4.5%	4.5%
Total Liabilities	$(66.9)

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Securities Carried at Fair Value with Changes Recorded in Net Income	Derivative Assets- Non- Qualifying(1)	Derivative Liabilities- Non- Qualifying(2)	FDIC True-up Liability	Consideration Holdback Liability
Balance as of December 31, 2018	$65.9	$—	$0.4	$—	$(66.9)	$—
Included in earnings	—	—	(0.1)	(0.1)	(0.5)	—
Included in comprehensive income	1.3	—	—	—	—	—
Sales, paydowns, and adjustments	—	—	—	—	—	—
Balance as of March 31, 2019	$67.2	$—	$0.3	$(0.1)	$(67.4)	$—
December 31, 2017	$385.8	$0.4	$0.1	$(14.1)	$(65.1)	$(46.0)
Included in earnings	3.5	—	—	(2.1)	(0.4)	—
Included in comprehensive income	(2.7)	—	—	—	—	—
Sales, paydowns, and adjustments	(75.3)	(0.4)	—	—	—	—
Balance as of March 31, 2018	$311.3	$—	$0.1	$(16.2)	$(65.5)	$(46.0)
(1)	Valuation of Interest Rate Lock Commitments.
(2)	The balance as of March 31, 2018 includes valuation of the derivative related to the Dutch TRS Facility.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents assets measured at estimated fair value on a non-recurring basis for which a non-recurring change in fair value has been recorded in the current year:

Carrying Value of Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

	Carrying Value	Fair Value Measurements Using:
	Total	Level 1	Level 2	Level 3	Gains (Losses)
March 31, 2019
Assets held for sale	$20.0	$—	$1.2	$18.8	$1.4
Impaired loans	103.2	—	—	103.2	(14.6)
Total	$123.2	$—	$1.2	$122.0	$(13.2)
December 31, 2018
Assets held for sale	$30.4	$—	$1.4	$29.0	$14.2
Impaired loans	111.5	—	—	111.5	(42.6)
Total	$141.9	$—	$1.4	$140.5	$(28.4)

Assets Held for Sale — See Fair Value of Financial instruments later in this note for fair value measurements of AHFS. Carrying value of AHFS with impairment approximates fair value at March 31, 2019 and December 31, 2018.

Impaired Loans —See Fair Value of Financial Instruments later in this note for fair value measurements of impaired loans. Carrying value of impaired loans approximated fair value at March 31, 2019 and December 31, 2018.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Values of Financial Instruments

The carrying values and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, which were not required for disclosure.

Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
March 31, 2019
Financial Assets
Cash and interest bearing deposits	$1,320.2	$1,320.2	$—	$—	$1,320.2
Derivative assets at fair value — non-qualifying hedges	113.0	—	112.7	0.3	113.0
Derivative assets at fair value — qualifying hedges	5.8	—	5.8	—	5.8
Assets held for sale (excluding leases)	56.8	—	4.6	52.3	56.9
Loans (excluding leases)	28,834.6	—	1,024.2	27,747.0	28,771.2
Securities purchased under agreement to resell	600.0	—	600.0	—	600.0
Investment securities(1)	7,844.1	1,736.3	5,813.3	294.5	7,844.1
Other assets subject to fair value disclosure (2)	447.5	—	—	447.5	447.5
Financial Liabilities
Deposits(4)	(34,972.0)	—	—	(35,015.8)	(35,015.8)
Derivative liabilities at fair value — non-qualifying hedges	(83.1)	—	(83.0)	(0.1)	(83.1)
Derivative liabilities at fair value — qualifying hedges	(1.6)	—	(1.6)	—	(1.6)
Borrowings(4)	(6,596.8)	—	(6,110.7)	(717.6)	(6,828.3)
Credit balances of factoring clients	(1,651.3)	—	—	(1,651.3)	(1,651.3)
Other liabilities subject to fair value disclosure(5)	(565.1)	—	—	(565.1)	(565.1)
December 31, 2018
Financial Assets
Cash and interest bearing deposits	$1,795.6	$1,795.6	$—	$—	$1,795.6
Derivative assets at fair value — non-qualifying hedges	91.1	—	90.7	0.4	91.1
Derivative assets at fair value — qualifying hedges	28.8	—	28.8	—	28.8
Assets held for sale (excluding leases)	68.2	—	5.0	63.3	68.3
Loans (excluding leases)	28,306.0	—	983.4	26,893.4	27,876.8
Securities purchased under agreement to resell	400.0	—	400.0	—	400.0
Investment securities(1)	6,233.8	54.0	5,856.0	323.8	6,233.8
Other assets subject to fair value disclosure (2)(3)	419.7	—	—	423.9	423.9
Financial Liabilities
Deposits(4)	(31,255.8)	—	—	(31,245.0)	(31,245.0)
Derivative liabilities at fair value — non-qualifying hedges	(79.4)	—	(79.4)	—	(79.4)
Derivative liabilities at fair value — qualifying hedges	(0.3)	—	(0.3)	—	(0.3)
Borrowings(4)	(8,194.2)	—	(7,463.0)	(721.5)	(8,184.5)
Credit balances of factoring clients	(1,674.4)	—	—	(1,674.4)	(1,674.4)
Other liabilities subject to fair value disclosure(5)	(657.0)	—	—	(657.0)	(657.0)
(1)

Level 3 fair value at March 31, 2019, includes debt securities AFS of $67.2 million, and non-marketable investments of $227.3 million. Level 3 fair value at December 31, 2018 included debt securities AFS of $65.9 million, and non-marketable investments of $257.9 million.

(2)

Other assets subject to fair value disclosure primarily include accrued interest receivable, and miscellaneous receivables. The remaining assets have carrying values that approximated fair value, generally due to their short-term nature.

(3)	As of December 31, 2018 other assets included indemnification assets relating to the SFR loans purchased in the OneWest Bank Transaction.
(4)	Deposits and borrowings include accrued interest, which is included in “Other liabilities”.
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

Loans — Within the Loans category, there are several types of loans as follows:

▪

Commercial and Consumer Loans — Commercial and consumer loans are generally valued individually, while small ticket commercial loans and equipment loans are valued on an aggregate portfolio basis. As there is no liquid secondary market for most loans, the fair value was estimated based on analyses that used Level 3 inputs at both March 31, 2019 and December 31, 2018.

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

Borrowings

The Level 2 fair value of borrowings were valued using market inputs and discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates and did not require significant judgment. These borrowings include:

▪	Unsecured debt — Unsecured debt, which included both senior debt and subordinated debt, totaled $3.8 billion par value at March 31, 2019 and December 31, 2018.
▪

Secured borrowings — Secured borrowings included both FHLB advances and structured financings. Of the total estimated fair value of secured borrowings, approximately $2.1 billion par value at March 31, 2019 and $3.6 billion at December 31, 2018 were Level 2. The estimated fair value of FHLB advances was based on the discounted cash flow model. The cash flows were calculated using the contractual features of the advance and then discounted using observable rates.

The Level 3 fair value of borrowings included:

▪

Secured borrowings — Market estimates were not available for approximately $0.7 billion par value of structured financings at March 31, 2019 and December 31, 2018, therefore values were estimated using Level 3 inputs.

Credit balances of factoring clients — The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances (typically 90 days or less), therefore, the carrying value approximated fair value, and the credit balances were classified as Level 3.

NOTE 11 — STOCKHOLDERS' EQUITY

A roll forward of common stock is presented in the following table.

Number of Shares of Common Stock

	Issued	Less Treasury	Outstanding
Common stock - December 31, 2018	161,073,078	(60,153,371)	100,919,707
Restricted stock issued	986,871	-	986,871
Repurchase of common stock	-	(3,654,000)	(3,654,000)
Shares held to cover taxes on vesting restricted shares and other	-	(373,167)	(373,167)
Employee stock purchase plan participation	15,694	-	15,694
Common stock - March 31, 2019	162,075,643	(64,180,538)	97,895,105

During the quarter ended March 31, 2019, CIT repurchased a total of $179.6 million in common shares via open market repurchases of 3,654,000 common shares.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Accumulated Other Comprehensive Income (Loss) ("AOCI")

The following table details the components of AOCI, net of tax:

Components of Accumulated Other Comprehensive Loss (dollars in millions)

	March 31, 2019			December 31, 2018
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(4.4)	$(10.8)	$(15.2)	$(6.7)	$(14.2)	$(20.9)
Changes in benefit plan net loss and prior service (cost)/credit	(72.0)	4.0	(68.0)	(74.9)	4.7	(70.2)
Unrealized net losses on securities AFS	(56.2)	14.2	(42.0)	(117.1)	29.9	(87.2)
Total accumulated other comprehensive loss	$(132.6)	$7.4	$(125.2)	$(198.7)	$20.4	$(178.3)

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Unrealized net gains (losses) on available for sale securities	Total AOCI
Balance as of December 31, 2018	$(20.9)	$(70.2)	$(87.2)	$(178.3)
AOCI activity before reclassifications	5.7	2.2	46.0	53.9
Amounts reclassified from AOCI	—	—	(0.8)	(0.8)
Net current period AOCI	5.7	2.2	45.2	53.1
Balance as of March 31, 2019	$(15.2)	$(68.0)	$(42.0)	$(125.2)

Balance as of December 31, 2017	$(8.0)	$(54.5)	$(24.0)	$(86.5)
Adoption of ASUs 2016-01 and 2018-02	3.3	0.3	(4.1)	(0.5)
AOCI activity before reclassifications	(2.4)	3.3	(60.1)	(59.2)
Amounts reclassified from AOCI	—	0.1	(3.8)	(3.7)
Net current period AOCI	(2.4)	3.4	(63.9)	(62.9)
Balance as of March 31, 2018	$(7.1)	$(50.8)	$(92.0)	$(149.9)

Other Comprehensive Loss

The amounts included in the Condensed Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after-tax components of other comprehensive income.

Before- and After-Tax components of OCI (dollars in millions)

Quarters Ended March 31,	2019			2018
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement Line Item
Foreign currency translation adjustments gains
AOCI activity before reclassification	$2.3	$3.4	$5.7	$1.0	$(3.4)	$(2.4)
Reclassifications Out of AOCI	—	—	—	—	—	—
Net change	2.3	3.4	5.7	1.0	(3.4)	(2.4)

Changes in benefit plan net loss and prior service (cost)/credit losses
AOCI activity before reclassification	2.9	(0.7)	2.2	4.4	(1.1)	3.3
Reclassifications Out of AOCI	—	—	—	0.1	—	0.1	Operating Expenses
Net change	2.9	(0.7)	2.2	4.5	(1.1)	3.4

Unrealized net gains on securities AFS
AOCI activity before reclassification	62.0	(16.0)	46.0	(81.3)	21.2	(60.1)
Reclassifications Out of AOCI	(1.1)	0.3	(0.8)	(5.2)	1.4	(3.8)	Other non-interest income
Net change	60.9	(15.7)	45.2	(86.5)	22.6	(63.9)
Net current period AOCI	$66.1	$(13.0)	$53.1	$(81.0)	$18.1	$(62.9)

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 12 — INCOME TAXES

The Company’s global effective income tax rate from continuing operations for the quarters ended March 31, 2019 and 2018 was 24.1% and 28.5%, respectively. The 24.1% rate for the quarter ended March 31, 2019 was primarily driven by a deferred discrete income tax benefit resulting from the release of a valuation allowance (“VA”) on deferred tax assets established on the capital losses generated during 2017 from an equity investment in a wholly-owned foreign subsidiary.

The quarterly income tax expense is based on a projection of the Company’s annual effective tax rate. This annual effective tax rate is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The effective tax rate each period is also impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to the valuation allowances, and discrete items. The currently forecasted effective tax rate may vary from the actual year-end 2019 effective tax rate due to the changes in these factors.

Valuation Allowances

As of December 31, 2018, the Company had a $9.0 million and $1.5 million U.S. federal and state VA, respectively, on the DTA established on capital loss carryforwards generated in prior years from an equity investment in a wholly owned foreign subsidiary. As of March 31, 2019, the Company released the entire $10.5 million VA on U.S. federal and state capital loss carryforwards. The release of the VA was attributable to changes in expected capital gains and additional net capital gains recognized in the normal course of business.

Liabilities for Uncertain Tax Positions

The Company’s liability for uncertain tax positions ("UTPs") before interest and penalties was $22.0 million at March 31, 2019 and $13.8 million at December 31, 2018. The Company anticipates changes to its UTP liability upon the resolution of open tax matters and closure of statutes of limitations. The Company’s accrued liability for interest and penalties totaled $9.7 million at March 31, 2019 and $6.9 million at December 31, 2018. Management believes that it is reasonably possible the total potential liability before interest and penalties may be increased or decreased by $10.0 million within the twelve months of the reporting date because of anticipated settlement with taxing authorities, resolution of open tax matters, and the expiration of various statutes of limitations.

NOTE 13 — COMMITMENTS

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

Commitments (dollars in millions)

	March 31, 2019			December 31, 2018
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets (1),(2)	$2,520.4	$4,084.7	$6,605.1	$7,136.3
Letters of credit
Standby letters of credit	32.4	199.5	231.9	226.2
Other letters of credit	9.1	1.6	10.7	12.0
Deferred purchase agreements	1,831.5	—	1,831.5	1,959.5
Purchase and Funding Commitments
Rail and other purchase commitments	543.4	14.6	558.0	344.8
(1)	Included reverse mortgage loan commitments associated with discontinued operations, see Note 2 – Discontinued Operations.
(2)

Included in the table above are commitments that have been extended and accepted by customers, clients or agents, but on which the criteria for funding have not been completed of $1,522.4 million at March 31, 2019 and $1,957.4 million at December 31, 2018.

Financing Commitments

Commercial

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Financing commitments also include credit line agreements to Business Capital clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, was $318 million at March 31, 2019 and December 31, 2018. As financing commitments may not be fully drawn, may expire unused, may be reduced or canceled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

At March 31, 2019, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking segment.

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

The table above includes $1,769 million and $1,895 million of DPA credit protection at March 31, 2019 and December 31, 2018, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $62 million and $64 million available under DPA credit line agreements, net of the amount of DPA credit protection provided at March 31, 2019 and December 31, 2018, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the ALLL associated with the finance loans, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $6.2 million and $5.2 million at March 31, 2019 and December 31, 2018, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments primarily relate to the Rail and Equipment Finance businesses.

Other Commitments

The Company has commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments were $111 million at March 31, 2019 and $98 million at December 31, 2018. These commitments are payable on demand and are recorded in other liabilities.

NOTE 14 — CONTINGENCIES

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $65 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2019. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

Hawaiian Foreclosure Litigation Claims

Based on recent rulings of the Hawaii Supreme Court, lawsuits have been filed against CIT in Hawaii alleging technical violations in non-judicial foreclosures.  Similar cases have been filed against other mortgage lenders in Hawaii. The Hawaii Supreme Court did not establish a clear methodology for calculating alleged damages if a violation is proven and there is substantial dispute in this regard. In many instances the borrower had no equity in the home at the time of foreclosure. Damages sought in these cases include any lost equity, compensation for loss of use of the house and, in some cases, treble or punitive damages under Hawaii's unfair practices law. The Company has settled a majority of the individual lawsuits alleging foreclosure violations and has reached agreements in principle to settle the remaining individual lawsuits.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15 — BUSINESS SEGMENT INFORMATION

Segment Profit and Assets

The following table presents segment data related to continuing operations. Refer to Note 24 — Business Segment Information in our 2018 Form 10-K for further detailed information.

Segment Pre-tax Income (Loss) (dollars in millions)

	Commercial Banking	Consumer Banking	Non-Strategic Portfolios	Corporate and Other	Total CIT
Quarters Ended March 31, 2019
Interest income	$356.6	$95.5	$1.1	$63.3	$516.5
Interest expense (benefit)	199.4	(39.3)	0.8	74.7	235.6
Provision (benefit) for credit losses	35.1	(2.1)	-	-	33.0
Rental income on operating leases	217.7	-	-	-	217.7
Other non-interest income	77.6	4.7	5.6	8.9	96.8
Depreciation on operating lease equipment	79.4	-	-	-	79.4
Maintenance and other operating lease expenses	49.8	-	-	-	49.8
Operating expenses/loss on debt extinguishment and deposit redemption	180.7	93.8	1.6	0.1	276.2
Income (loss) from continuing operations before provision (benefit) for income taxes	$107.5	$47.8	$4.3	$(2.6)	$157.0
Select Period End Balances
Loans	$24,641.3	$6,605.7	$-	$-	$31,247.0
Credit balances of factoring clients	(1,651.3)	-	-	-	(1,651.3)
Assets held for sale	56.1	4.5	18.8	-	79.4
Operating lease equipment, net	6,989.5	-	-	-	6,989.5
Quarters Ended March 31, 2018
Interest income	$314.9	$85.2	$2.4	$48.7	$451.2
Interest expense (benefit)	156.3	(24.3)	1.7	46.8	180.5
Provision for credit losses	67.2	1.6	-	-	68.8
Rental income on operating leases	253.6	-	-	-	253.6
Other non-interest income	78.0	11.5	1.2	14.0	104.7
Depreciation on operating lease equipment	76.4	-	-	-	76.4
Maintenance and other operating lease expenses	57.4	-	-	-	57.4
Operating expenses/loss on debt extinguishment and deposit redemption	183.1	96.0	2.2	0.1	281.4
Income (loss) from continuing operations before provision (benefit) for income taxes	$106.1	$23.4	$(0.3)	$15.8	$145.0
Select Period End Balances
Loans	$23,345.9	$6,107.7	$-	$-	$29,453.6
Credit balances of factoring clients	(1,549.0)	-	-	-	(1,549.0)
Assets held for sale	1,376.3	864.0	58.5	-	2,298.8
Operating lease equipment, net	6,774.9	-	-	-	6,774.9

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

Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk ("MD&A") contain financial terms that are relevant to our business, and a Glossary of key terms is included in Item 1. Business Overview in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”).

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

SUMMARY OF 2019 FINANCIAL RESULTS

The following table summarizes the Company’s results in accordance with GAAP as included in the Condensed Consolidated Statements of Income for the quarters ended March 31, 2019 and 2018, and December 31, 2018. We also provide results, which exclude noteworthy items in the prior periods that are not in accordance with GAAP, and are reconciled to GAAP in the Non-GAAP Financial Measurements section at the end of the MD&A. There were no noteworthy items in the current quarter. As explained further in the Non-GAAP Financial Measurements section, we exclude noteworthy items to reflect how management views the underlying performance of the business.

Results of Operations (dollars in millions)

	Quarters Ended
GAAP Results	March 31, 2019	December 31, 2018	March 31, 2018
Income from continuing operations available to common shareholders	$119.2	$82.2	$103.7
(Loss) income from discontinued operations, net of taxes	(0.3)	0.1	(6.7)
Net Income available to common shareholders	$118.9	$82.3	$97.0
Diluted income per common share
Income from continuing operations available to common shareholders	$1.18	$0.78	$0.79
Income (loss) from discontinued operations, net of taxes	-	-	(0.05)
Diluted Income per common share available to common shareholders	$1.18	$0.78	$0.74
Average number of common shares — diluted (thousands)	101,096	105,149	131,588

Non-GAAP Results, excluding noteworthy items
Income from continuing operations available to common shareholders	$119.2	$127.1	$96.9
(Loss) income from discontinued operations, net of taxes	(0.3)	0.1	(6.7)
Net Income available to common shareholders	$118.9	$127.2	$90.2
Diluted income per common share
Income from continuing operations available to common shareholders	$1.18	$1.21	$0.74
Income (loss) from discontinued operations, net of taxes	-	-	(0.05)
Diluted Income per common share available to common shareholders	$1.18	$1.21	$0.69

Income from continuing operations available to common shareholders for the quarter was up from the year-ago and prior quarters. The year-ago and prior quarters were impacted by noteworthy items that are discussed in various sections of the MD&A and individually listed in the "Non-GAAP Financial Measurements" section. Compared to the year-ago quarter, income from continuing operations available to common shareholders excluding noteworthy items1 was up, as lower credit costs and operating expenses offset lower net finance revenue and non-interest income. The decline from the prior quarter excluding noteworthy items reflected higher operating expenses, due to elevated seasonal compensation and benefit costs, partially offset by the absence of the semi-annual preferred dividend that was paid in the fourth quarter. The increase in net income available to common shareholders from the year-ago quarter also reflected a smaller loss in discontinued operations. The results per diluted common share compared to the year-ago and prior quarters also reflects the decline in the average number of diluted common shares outstanding due to significant share repurchases.

[1]

Income from continuing operations excluding noteworthy items and other non-interest income excluding noteworthy items are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

DISCONTINUED OPERATIONS

At March 31, 2019, discontinued operations was comprised of Business Air and residual activity of the Financial Freedom servicing business (“Financial Freedom”), a former division of CIT Bank that serviced reverse mortgage loans. Financial Freedom was sold on May 31, 2018 and the economic benefit and risk of Financial Freedom has been transferred to the buyer. At March 31, 2019, certain assets and liabilities of the Financial Freedom business remain in discontinued operations until the required investor consent is received.

Loss from discontinued operations was $0.3 million in the current quarter, compared to a loss of $6.7 million in the year-ago quarter and income of $0.1 million in the prior quarter.

Business Air loans and leases totaled $33 million at March 31, 2019, down from $54 million at December 31, 2018.

Further details of the discontinued operations, along with condensed balance sheets and income statements are included in Note 2 — Discontinued Operations.

RESULTS FROM CONTINUING OPERATIONS

Unless specifically noted, the discussions and data presented throughout the following sections reflect CIT balances on a continuing operations basis.

NET FINANCE REVENUE

Net Finance Revenue ("NFR")2 and Net Finance Margin ("NFM")2 are key metrics used by management to measure the profitability of our earning assets. NFR includes interest and yield-related fee income on our loans, rental income on our operating lease equipment, and interest and dividend income on interest-bearing cash and investments, less funding costs and depreciation, maintenance and other operating lease expenses from our operating lease equipment. The consolidated financial statements include the effects of purchase accounting accretion ("PAA"). Accretion and amortization of certain purchase accounting adjustments primarily impact interest income and interest expense, and are summarized in a table later in this section.

The following table presents the average balance sheet and related rates, along with the NFR and NFM.

Average Balances and Rates(1) (dollars in millions)

	Quarters Ended
	March 31, 2019			December 31, 2018			March 31, 2018
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest bearing cash	$2,622.9	$14.5	2.21%	$1,791.3	$7.6	1.70%	$2,100.8	$7.0	1.33%
Investment securities and securities purchased under agreements to resell	7,178.3	50.7	2.82%	6,426.4	46.4	2.89%	6,345.6	43.3	2.73%
Loans (including held for sale)(2)(3)	29,377.7	448.8	6.11%	28,954.3	440.7	6.09%	28,753.5	415.1	5.77%
Total interest earning assets(2)(3)	39,178.9	514.0	5.25%	37,172.0	494.7	5.32%	37,199.9	465.4	5.00%
Operating lease equipment, net (including held for sale)(4)	6,982.7	88.5	5.07%	6,923.5	97.4	5.63%	7,934.6	119.8	6.04%
Indemnification assets	7.7	2.5	NM	17.8	(2.7)	-60.67%	130.6	(14.2)	-43.49%
Average earning assets(2)(5)	46,169.3	605.0	5.24%	44,113.3	589.4	5.34%	45,265.1	571.0	5.05%
Non-interest earning assets
Cash and due from banks	129.8			171.6			246.8
Allowance for loan losses	(493.0)			(479.4)			(434.6)
All other non-interest bearing assets	2,840.0			2,594.9			2,683.0
Assets of discontinued operations	230.1			300.3			480.3
Total assets	$48,876.2			$46,700.7			$48,240.6

Interest-bearing deposits and borrowings
Deposits	$31,666.2	$153.8	1.94%	$29,300.6	$129.6	1.77%	$28,595.2	$97.1	1.36%
Borrowings	7,802.7	81.8	4.19%	8,131.9	85.9	4.23%	9,045.4	83.4	3.69%
Total interest-bearing liabilities	39,468.9	235.6	2.39%	37,432.5	215.5	2.30%	37,640.6	180.5	1.92%
Non-interest bearing deposits	1,611.3			1,563.6			1,456.1
Other non-interest bearing liabilities	1,558.4			1,337.8			1,406.0
Liabilities of discontinued operations	286.0			299.7			496.9
Stockholders' equity	5,951.6			6,067.1			7,241.0
Total liabilities and stockholders' equity	$48,876.2			$46,700.7			$48,240.6
Net revenue spread			2.85%			3.04%			3.13%
Impact of non-interest bearing sources			0.35%			0.35%			0.32%
NFR ($) / NFM (%)(2)(5)		$369.4	3.20%		$373.9	3.39%		$390.5	3.45%
Adjusted NFR / NFM (excluding noteworthy items)(5)		$369.4	3.20%		$373.9	3.39%		$381.2	3.37%

NM – Not meaningful

(1)

Average balances for the quarter ended March 31, 2019 are based on daily balances, as system enhancements completed during the quarter allowed for the new basis. The enhancements do not allow for prior period updates. Although prior quarter averages were derived from month end balances and remain as reported; these had been adjusted for the timing of significant transactions that would impact the average. Therefore, any difference compared to a daily average balance was not significant. Tax exempt income was not significant in any of the periods presented. Average rates are impacted by PAA.

(2)	The balance and rate presented is calculated net of average credit balances for factoring clients.
(3)	Non-accrual loans and related income are included in the respective categories.
(4)	Operating lease rental income is a significant source of revenue; therefore, we have presented the rental revenues net of depreciation and net of maintenance and other operating lease expenses.
(5)	AEA, NFR and NFM, and adjusted amounts are non-GAAP measures. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

[2]

Net finance revenue, net finance margin, net operating lease revenue and average earnings assets, and respective amounts excluding noteworthy items are non-GAAP measures. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information.

The following table presents disaggregated quarter-over-quarter changes in net interest revenue and operating lease margins as presented in the preceding table between volume (level of lending or borrowing) and rate (rates charged to customers or incurred on borrowings). Volume change is calculated as change in volume times the previous rate, while rate change is calculated as change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.

Average Balances and Rates(1) (dollars in millions)

	March 2019 Over December 2018 Comparison			March 2019 Over March 2018 Comparison
	Increase (Decrease) Due To Change In:			Increase (Decrease) Due To Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-bearing cash	$4.2	$2.7	$6.9	$2.1	$5.4	$7.5
Investment securities and securities purchased under agreement to resell	5.3	(1.0)	4.3	5.9	1.5	7.4
Loans and loans held for sale(2)(3)	6.4	1.7	8.1	9.2	24.5	33.7
Operating lease equipment, net (including held for sale)(4)	0.8	(9.7)	(8.9)	(13.4)	(17.9)	(31.3)
Indemnification assets	0.7	4.5	5.2	3.1	13.6	16.7
AEA(2)(5)	$17.4	$(1.8)	$15.6	$6.9	$27.1	$34.0
Interest-bearing deposits	$11.0	$13.2	$24.2	$11.4	$45.3	$56.7
Borrowings	(3.5)	(0.6)	(4.1)	(12.3)	10.7	(1.6)
Total interest-bearing liabilities	$7.5	$12.6	$20.1	$(0.9)	$56.0	$55.1

(1)..(5) See footnotes to prior table.

NFR was $369 million in the current quarter, down from $374 million in the prior quarter and $391 million in the year-ago quarter. NFR excluding noteworthy item was $381 million in the year-ago quarter, which is adjusted for $9 million of suspended depreciation expense related to NACCO, our former European rail leasing business that was in AHFS until it was sold in October 2018. When operating lease equipment is in AHFS, depreciation is suspended, resulting in a benefit to NFR. Compared to the prior quarter, NFR declined slightly as higher deposit costs and lower net operating lease income were partially offset by an increase in revenues on loans, interest-bearing cash and investments. Compared to the year-ago quarter, NFR excluding the noteworthy item decreased, reflecting higher deposit costs in the current quarter and income in the year-ago quarter from NACCO and a reverse mortgage portfolio that was sold in May 2018. These were partially offset by higher interest income from loan growth in the Commercial Banking segment, increase in revenues on interest-bearing cash and investments and a reduction in the negative income on the indemnification asset.

Revenues generated on our interest-bearing cash and investments are indicative of the interest rate environment and higher average balances. The returns may fluctuate depending on the composition of the investments, interest rates and credit spreads. The increase in the average balances for interest bearing cash and investments is a result of the strong deposit growth this quarter. We used a portion of the increased deposits to repay higher cost FHLB borrowings towards the end of the quarter, and anticipate utilizing a portion to repay maturing time deposits in the second quarter, further reduce FHLB debt, and to grow loans and leases.

NFM was 3.20%, down from to 3.39% in the prior quarter and 3.45% in the year-ago quarter (3.37% excluding the noteworthy item in that quarter). The decrease in NFM compared to the prior quarter was primarily driven by higher deposit rates, lower net yields on rail operating lease equipment and the higher proportion of interest-bearing cash and investments balances in AEA, which was partially offset by lower borrowing costs. The higher deposit rates reflected the growth in online savings accounts at current market rates and the migration of existing customers from lower rate products as deposit repricing cycles through. Deposits rates are discussed further below. As a result of the strong deposit growth, average total interest-bearing cash and investments increased as a percent of AEA, which also decreased NFM. We expect the impact of higher interest-bearing cash and securities to normalize over the next two quarters as we deploy our cash. Borrowing rates declined in the current quarter due to the liability management actions taken in the fourth quarter of 2018, which included repaying secured and unsecured debt. Lower yields on rail operating lease equipment reflected continued repricing pressure and the absence of favorable usage collections in the prior quarter. The NFM decline from the year-ago quarter reflected lower net yields on operating lease equipment, higher deposit rates and a greater proportion of earning assets in interest-bearing cash and investment securities, which were partially offset by increases in yields on loans and interest-bearing cash and investment securities from rising interest rates.

AEA increased 5% from the prior quarter, reflecting higher interest-bearing cash and investments, while the 2% increase from the year-ago quarter also includes a reduction in Rail operating leases from the sale of NACCO, a decline in LCM due to run-off and the sale of the reverse mortgage portfolio. Core average loans and leases3, which are included in AEA, increased 2% from the prior quarter and 7% from the year-ago quarter. The increase was primarily driven by growth in the Commercial Finance and Business Capital divisions of Commercial Banking and the Other Consumer Banking division of Consumer Banking.

The composition of our average funding mix in the current quarter reflected a higher mix of deposits due to the growth noted above and a lower percentage of unsecured borrowings, reflecting a full quarter impact from repayments in the fourth quarter of 2018.

[3]

Core average loans and leases is a non-GAAP measure that excludes loans and leases from certain portfolios, including LCM, NACCO, and NSP. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information

Average Funding Mix

	Quarters Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Deposits	81%	79%	77%
Unsecured borrowings	9%	11%	10%

Secured Borrowings:
FHLB advances	8%	8%	9%
Structured financings	2%	2%	4%

These proportions will fluctuate in the future depending upon our funding activities.

The following table details further the rates of interest bearing liabilities.

Interest-Bearing Deposits and Borrowings — Average Balances and Rates for the Quarters Ended (dollars in millions)

	March 31, 2019			December 31, 2018			March 31, 2018
	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)
Total interest bearing deposits
Time deposits	$13,914.2	$75.5	2.17%	$14,173.0	$74.2	2.09%	$14,140.2	$59.8	1.69%
Interest bearing checking	1,462.0	2.0	0.54%	1,650.2	2.3	0.56%	2,658.7	4.1	0.62%
Savings and money market	16,290.0	76.3	1.87%	13,477.4	53.1	1.58%	11,796.3	33.2	1.12%
Total interest bearing deposits	31,666.2	153.8	1.94%	29,300.6	129.6	1.77%	28,595.2	97.1	1.36%
Borrowings
FHLB advances	$3,280.0	$23.1	2.82%	$3,204.1	$20.3	2.53%	$3,454.1	$15.0	1.74%
Other secured and structured borrowings	713.8	7.7	4.31%	844.8	9.9	4.69%	1,499.0	13.3	3.55%
Senior unsecured	3,413.4	43.4	5.09%	3,687.6	47.0	5.10%	3,990.1	49.4	4.95%
Subordinated unsecured	395.5	6.2	6.27%	395.4	6.2	6.27%	102.2	1.6	6.26%
Other credit facilities(1)	-	1.4	-	-	2.5	-	-	4.1	-
Total borrowings	7,802.7	81.8	4.19%	8,131.9	85.9	4.23%	9,045.4	83.4	3.69%
Total interest-bearing liabilities	$39,468.9	$235.6	2.39%	$37,432.5	$215.5	2.30%	$37,640.6	$180.5	1.92%
(1)

Amounts include interest expense related to facility fees and amortization of deferred costs on unused portions of credit facilities, including the Revolving Credit Facility and total return swaps. The decline reflects the termination of the TRS in 2018, along with the reduction of the Revolving Credit Facility.

We remain focused on optimizing our mix of deposits. Compared to the year-ago and prior quarters, we have increased the percentage of non-maturity deposits relative to total deposits in conjunction with our strategy to optimize deposit costs through the rate cycle, while working within our risk management discipline. The average deposit balance in the table above reflects growth in our savings and money market deposits, while the increase in deposit rates reflects higher market rates and customer migration from lower rate deposit products. Average deposits grew 8% from the prior quarter reflecting strong growth in our Direct Bank resulting from the Savings Builder product, which was designed to attract long-term deposits while increasing the proportion of non-maturity deposits to total deposits. As a result, this product was a key driver to deposit growth this quarter. The growth in the average deposits is expected to continue into the next quarter, as the ending balance of savings and money market was $18.3 billion at March 31, 2019. Additionally, we expect deposit costs to increase as the current market rates continue to cycle through. See Funding and Liquidity section for tables that reflects period end deposits by type and by channel.

Interest expense on borrowings decreased compared to the year-ago and prior quarters. Borrowing costs in the current quarter reflected an increase in FHLB costs, primarily driven by market rate increases. Utilizing a portion of the funds generated from deposits, we repaid $1.6 billion of FHLB advances near the end of the quarter, which had minimal impact on the average balance. Compared to the prior quarter, the increase in FHLB costs was more than offset by the full quarter impact of redemptions related to the liability actions associated with the NACCO sale and termination of the TRS and related Railcar Funding LLC securitization. The weighted average maturity profile of the combined unsecured senior and subordinated notes is 4.7 years at March 31, 2019, compared to 5.0 years at December 31, 2018.

The following table reflects our total deposit base, interest bearing and non-interest-bearing deposits, and related rate:

Total Deposits — Average Balances and Rates for the Quarters Ended (dollars in millions)

	March 31, 2019			December 31, 2018			March 31, 2018
	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)
Interest-bearing deposits	$31,666.2	$153.8	1.94%	$29,300.6	$129.6	1.77%	$28,595.2	$97.1	1.36%
Non-interest-bearing deposits	1,611.3	—	—	1,563.6	—	—	1,456.1	—	—
Total deposits	$33,277.5	$153.8	1.85%	$30,864.2	$129.6	1.68%	$30,051.3	$97.1	1.29%

Deposits and borrowings are also discussed in Funding and Liquidity.

The following table depicts selected earning asset yields and margin-related data for our segments and divisions within the segments.

Segment Average Yield and Other Data (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
Commercial Banking
Average Earning Assets (AEA)
Commercial Finance	$10,832.5	$10,402.3	$10,132.5
Business Capital	7,159.6	7,118.5	6,577.9
Rail	6,570.3	6,585.4	7,695.1
Real Estate Finance	5,426.2	5,483.9	5,616.2
Total	$29,988.6	$29,590.1	$30,021.7

Net Finance Revenue
Commercial Finance	$86.0	$84.0	$86.1
Business Capital	81.0	81.3	75.6
Rail	40.5	46.1	70.0
Real Estate Finance	38.2	42.1	46.7
Total	$245.7	$253.5	$278.4

Gross Yield
Commercial Finance	5.79%	5.82%	5.30%
Business Capital	9.27%	9.27%	8.94%
Rail	10.66%	11.10%	11.02%
Real Estate Finance	5.65%	5.80%	5.36%
Total	7.66%	7.82%	7.57%

Net Finance Margin
Commercial Finance	3.18%	3.23%	3.40%
Business Capital	4.52%	4.57%	4.60%
Rail	2.47%	2.80%	3.64%
Real Estate Finance	2.82%	3.07%	3.33%
Total	3.28%	3.43%	3.71%

Consumer Banking
Average Earning Assets (AEA)
Other Consumer Banking	$3,827.5	$3,633.5	$2,747.0
Legacy Consumer Mortgages	2,747.2	2,867.2	4,262.4
Total	$6,574.7	$6,500.7	$7,009.4

Net Finance Revenue
Other Consumer Banking	$91.3	$91.1	$70.6
Legacy Consumer Mortgages	43.5	38.9	38.9
Total	$134.8	$130.0	$109.5

Gross Yield
Other Consumer Banking	3.77%	3.78%	3.53%
Legacy Consumer Mortgages	8.66%	7.72%	5.73%
Total	5.81%	5.52%	4.86%

Net Finance Margin
Other Consumer Banking	9.54%	10.03%	10.28%
Legacy Consumer Mortgages	6.34%	5.43%	3.65%
Total	8.20%	8.00%	6.25%

Gross yields (interest income plus rental income on operating leases as a % of AEA) in Commercial Banking were up from the year-ago quarter and down from the prior quarter. Gross yields in Commercial Finance were down slightly from the prior quarter, while the increase from the year-ago quarter was primarily driven by the benefit of higher short-term interest rates, partially offset by a decline in PAA. Gross yields in Business Capital were up from the year-ago quarter and flat with the prior quarter, reflecting asset mix. Gross yields in Rail were down from the year-ago and prior quarters, reflecting lease rates that continued to re-price lower on average across the portfolio. Gross yields were also down compared to the year-ago quarter, reflecting the sale of NACCO, and down from the prior quarter due to the absence of favorable usage collections. The Real Estate Finance gross yield improved from the year-ago quarter, driven by the benefit of higher short term interest rates that more than offset lower PAA and spread compression on new originations. The Real Estate Finance gross yield was down from the prior quarter driven by lower prepayment fees.

Consumer Banking gross yields were up. Gross yields in the Other Consumer Banking division approximated the prior quarter, while the increase from the year-ago quarter reflects the benefit of the higher interest rate environment on new originations and floating rate assets within the portfolio. Gross yields in LCM were up compared to the prior and year-ago quarters due to improved cash flow for PCI loans and related benefit impact from the indemnification asset that expired on March 31, 2019. Also, when compared to the year-ago quarter, the increase was partially offset by a reduction of income due to the sale of the reverse mortgages. NFM in Consumer Banking is higher than gross yields as this segment receives an interest benefit from the other segments for the value of excess deposits it generates. Compared to the prior year, the interest benefit increased due to deposit growth combined with an increase in market interest rates.

As of March 31, 2019, the remaining accretable purchase accounting adjustment was $600 million, of which $56 million related to Commercial Banking and $544 million related to Consumer Banking. This compares to $626 million of remaining accretable purchase accounting adjustment as of December 31, 2018, of which $62 million related to Commercial Banking and $564 million related to Consumer Banking. The remaining accretable purchase accounting adjustment in Consumer Banking is expected to run off at a rate consistent with the run-off of the underlying mortgages, which has averaged 15-20% annually and we are expecting accretion of the remaining Commercial Banking purchase accounting adjustment to continue to trend lower. However, amounts may vary quarter to quarter from fluctuations in prepayments, which results in a loan's remaining purchase accounting adjustments being accelerated into interest income. (See footnote 1 to the following table).

The following table displays PAA by segment and division for both interest income and interest expense.

Purchase Accounting Accretion (dollars in millions)

	Quarters Ended
	March 31, 2019			December 31, 2018			March 31, 2018
	PAA Accretion Recognized in:			PAA Accretion Recognized in:			PAA Accretion Recognized in:
	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR
Commercial Banking
Commercial Finance	$1.5	$—	$1.5	$2.4	$0.1	$2.5	$4.0	$0.1	$4.1
Real Estate Finance	3.6	—	3.6	3.9	—	3.9	6.6	—	6.6
Total Commercial Banking	5.1	—	5.1	6.3	0.1	6.4	10.6	0.1	10.7
Consumer Banking
Other Consumer Banking	—	0.4	0.4	0.4	0.6	1.0	0.1	0.8	0.9
Legacy Consumer Mortgages	20.1	—	20.1	21.3	—	21.3	21.0	—	21.0
Total Consumer Banking	20.1	0.4	20.5	21.7	0.6	22.3	21.1	0.8	21.9
Total CIT	$25.2	$0.4	$25.6	$28.0	$0.7	$28.7	$31.7	$0.9	$32.6
(1)	Included in the above are accelerated recognition of approximately $4 million, $7 million, and $5 million for the quarters ended March 31, 2019 and 2018 and December 31, 2018, respectively.
(2)	Debt and deposits acquired in the OneWest Bank acquisition were recorded at a net premium, therefore the PAA of that adjustment decreases interest expense.

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Data (dollars in millions)

	Quarters Ended
	March 31, 2019		December 31, 2018		March 31, 2018
Rental income on operating leases	$217.7	12.47%	$229.8	13.27%	$253.6	12.78%
Depreciation on operating lease equipment	79.4	4.55%	79.5	4.59%	76.4	3.85%
Maintenance and other operating lease expenses	49.8	2.85%	52.9	3.05%	57.4	2.89%
Net operating lease revenue and %	$88.5	5.07%	$97.4	5.63%	$119.8	6.04%
Average operating lease equipment, including amounts held for sale	$6,982.7		$6,923.5		$7,934.6

Net operating lease revenue, which is a component of NFR, is driven principally by the performance of the Rail portfolio within the Commercial Banking segment. Net operating lease revenue was down from the year-ago and prior quarters. The decline from the year-ago quarter reflects the impact of the sale of NACCO. The decline from both periods also reflects lease rates that continued to re-price lower on average across the portfolio, and the prior quarter benefited from favorable usage collections. In the year-ago quarter, the noteworthy item related to the benefit to net operating lease revenue from suspended depreciation of $9 million, related to NACCO. Once a long-lived asset is classified as AHFS, depreciation expense is no longer recognized, and the asset is evaluated for impairment with any such charge recorded in other income. There were no related impairment charges recorded in the periods presented. Consequently, net operating lease revenue includes rental income on operating lease equipment classified as AHFS, but there is no related depreciation expense. If the suspended depreciation were included, the operating lease margins would have been 5.57% for the year-ago quarter.

North America railcar utilization, including commitments to lease, was 97% at March 31, 2019, down from 98% at December 31, 2018. Overall lease rates of cars renewing priced down about 10% compared to the rates on expiring leases during the quarter. We see strengthening in the tank car market, and although new leases continue to re-price down, the gap has narrowed over the past year. Freight cars repriced near prices of cars coming off lease and cars that transport sand and grain weakened. We continue to expect downward pressure, and anticipate re-pricing to be down 15%-20% on average through 2019, but expect re-pricing to vary quarter to quarter based on the amount and type of cars renewing.

Depreciation is recognized on railcars and other operating lease equipment. Depreciation was up from the year-ago quarter, driven primarily by an increase in the operating lease equipment portfolio in Business Capital.

Maintenance and other operating lease expenses tend to be variable and relate to the Rail portfolio. The decline from the prior quarter was primarily due to lower freight charges, and the decline from the year-ago quarter also reflects the sale of NACCO.

CREDIT METRICS

The following provides information on the provision for credit losses and allowance for loan and lease losses (“ALLL”), as well as certain credit metrics, including net charge-off and non-accrual loan levels, that management uses to track the credit quality of the portfolio.

The provision for credit losses was $33 million for the quarter ended March 31, 2019, up from $31 million in the prior quarter and down from $69 million in the year-ago quarter. The current quarter provision consisted of $35 million in the Commercial Banking segment, partially offset by a $2 million release in Consumer Banking. The prior quarter consisted of provisions of $28 million in Commercial Banking and the remaining in Consumer Banking. The increase in Commercial Banking from the prior quarter was driven by higher charge-offs in Business Capital, partially offset by a provision release in Commercial Finance. The decline in Consumer Banking was due to credit improvement in both the Other Consumer Banking and LCM divisions. The year-ago quarter provision included a $22 million charge related to the charge-off of a single commercial exposure in the Commercial Finance division of the Commercial Banking segment. Our assets are primarily commercial and a large part of our consumer loans are carried at a significant discount in our LCM division. As a result, the provision for credit losses is primarily driven by the Commercial Banking segment.

Net charge-offs were $34 million (0.43% as a percentage of average loans) in the current quarter, up from $24 million (0.32%) in the prior quarter and down from $50 million (0.68%) in the year-ago quarter. The increase from the prior quarter was driven by the Commercial Finance and Business Credit divisions in the Commercial Banking segment, while the decline from the year-ago quarter was due to the single commercial exposure previously noted.

Non-accrual loans totaled $297 million (0.95% of loans), compared to $282 million (0.92% of loans) at December 31, 2018. The increase was primarily driven by an increase in the Commercial Finance division.

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses (dollars in millions)

	Quarters Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Allowance - beginning of period	$489.7	$477.4	$431.1
Provision for credit losses(1)	33.0	31.2	68.8
Other(1)	(1.6)	5.3	(2.4)
Net additions	31.4	36.5	66.4
Gross charge-offs	(39.6)	(31.5)	(55.1)
Recoveries	6.0	7.3	5.2
Net charge-offs	(33.6)	(24.2)	(49.9)
Allowance - end of period	$487.5	$489.7	$447.6
Provision for credit losses(1)
Specific reserves on impaired loans	$5.5	$3.7	$(0.7)
Non-specific reserves	27.5	27.5	69.5
Total	$33.0	$31.2	$68.8
Allowance for loan losses
Specific reserves on impaired loans	$52.9	$47.4	$25.3
Non-specific reserves	434.6	442.3	422.3
Total	$487.5	$489.7	$447.6
Ratio
Allowance for loan losses as a percentage of total loans	1.56%	1.59%	1.52%
Allowance for loan losses as a percentage of total loans/Commercial	1.87%	1.90%	1.79%
(1)

The provision for credit losses also includes amounts related to reserves on unfunded loan commitments and deferred purchase agreements, which are recorded in other liabilities. The balances included in other liabilities totaled $43 million, $42 million, and $47 million at March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

The decrease in the allowance for loan losses as a percentage of loans in Commercial Banking from the prior quarter was driven by lower reserve rates on new originations than on the existing performing portfolio and repayments of loans with higher reserves. The increase from the year-ago quarter reflects increases in specific reserves associated with non-accruals in the Commercial Finance division.

Loan Net Carrying Value (dollars in millions)

	Loans	Allowance for Loan Losses	Net Carrying Value
March 31, 2019
Commercial Banking	$24,641.3	$(460.8)	$24,180.5
Consumer Banking	6,605.7	(26.7)	6,579.0
Total	$31,247.0	$(487.5)	$30,759.5
December 31, 2018
Commercial Banking	$24,263.4	$(460.2)	$23,803.2
Consumer Banking	6,532.0	(29.5)	6,502.5
Total	$30,795.4	$(489.7)	$30,305.7
The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Net Charge-offs (dollars in millions)

	Quarters Ended
	March 31, 2019		December 31, 2018		March 31, 2018
Gross charge-offs
Commercial Finance	$16.4	0.61%	$13.1	0.51%	$40.0	1.61%
Business Capital	22.5	1.07%	17.0	0.82%	14.6	0.77%
Commercial Banking	38.9	0.63%	30.1	0.50%	54.6	0.94%
Legacy Consumer Mortgages	0.7	0.11%	1.4	0.19%	0.5	0.06%
Consumer Banking	0.7	0.05%	1.4	0.08%	0.5	0.03%
Total	$39.6	0.51%	$31.5	0.41%	$55.1	0.75%
Recoveries
Commercial Finance	$0.8	0.03%	$2.2	0.09%	$0.1	-
Business Capital	4.9	0.23%	5.0	0.24%	4.7	0.25%
Commercial Banking	5.7	0.09%	7.2	0.12%	4.8	0.08%
Legacy Consumer Mortgages	0.3	0.04%	0.1	0.02%	0.4	0.04%
Consumer Banking	0.3	0.02%	0.1	0.01%	0.4	0.02%
Total	$6.0	0.08%	$7.3	0.10%	$5.2	0.07%
Net charge-offs
Commercial Finance	$15.6	0.58%	$10.9	0.42%	$39.9	1.61%
Business Capital	17.6	0.84%	12.0	0.58%	9.9	0.52%
Commercial Banking	33.2	0.54%	22.9	0.38%	49.8	0.86%
Legacy Consumer Mortgages	0.4	0.07%	1.3	0.17%	0.1	0.02%
Consumer Banking	0.4	0.03%	1.3	0.08%	0.1	0.01%
Total	$33.6	0.43%	$24.2	0.32%	$49.9	0.68%

Net charge-offs in Commercial Finance are primarily driven by episodic items. Net-charge-offs were down in Commercial Finance from the year-ago quarter, which included a $22 million charge related to the charge-off of a single commercial exposure. The increase in net charge-offs in Business Capital was driven by higher charge-offs in small business solutions, our on-line credit lending platform.

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

Non-accrual Loans (dollars in millions)(1)

	March 31, 2019	December 31, 2018
Non-accrual loans
U.S.	$280.6	$264.8
Foreign	16.1	17.5
Non-accrual loans	$296.7	$282.3
Troubled Debt Restructurings
U.S.	$85.3	$87.9
Restructured loans	$85.3	$87.9
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$62.5	$35.6
(1)	Factored receivables within our Business Capital division do not accrue interest and therefore are not considered within non-accrual loans, but are considered for credit provisioning purposes.

Non-accrual Loans (dollars in millions)

	March 31, 2019		December 31, 2018
Commercial Finance	$203.8	1.90%	$190.0	1.81%
Business Capital	46.9	0.55%	45.7	0.55%
Real Estate Finance	5.7	0.11%	2.2	0.04%
Commercial Banking	256.4	1.04%	237.9	0.98%
Other Consumer Banking	4.2	0.11%	6.1	0.16%
Legacy Consumer Mortgages	31.2	1.16%	32.2	1.15%
Consumer Banking	35.4	0.54%	38.3	0.59%
Non-Strategic Portfolios	4.9	NM	6.1	NM
Total	$296.7	0.95%	$282.3	0.92%

NM — Not meaningful; Non-accrual loans include loans held for sale. All of NSP non-accrual loans reflected loans held for sale; since there were no portfolio loans, no % is displayed.

Non-accrual loans were up from December 31, 2018, driven by various loans across different industries in Commercial Finance. We did not experience any notable trends in any specific industry or geographic area. Our portfolio is subject to volatility as larger accounts migrate in and out of non-accrual status or are otherwise resolved.

Approximately 46% of our non-accrual accounts were paying currently at March 31, 2019 compared to 58% at December 31, 2018. Our impaired loan carrying value (including PAA discount and charge-offs) to outstanding unpaid principal balances approximated 64% at March 31, 2019, unchanged from December 31, 2018. For this purpose, impaired loans comprise principally non-accrual loans of $500,000 or more and TDRs.

Total delinquency (30 days or more) was 1.4% of loans at March 31, 2019 and 1.3% at December 31, 2018.  Delinquency status of loans and loans held for sale are presented in Note 3 — Loans.

The tables that follow reflect loan carrying values of accounts that have been modified, excluding PCI loans and those in trial modification.

TDRs and Modifications (dollars in millions)

	March 31, 2019		December 31, 2018
		% Compliant		% Compliant
Troubled Debt Restructurings
Deferral of principal and/or interest	$43.2	69%	$44.2	67%
Covenant relief and other	42.1	96%	43.7	96%
Total TDRs	$85.3	82%	$87.9	82%
Percent non-accrual	77%		79%
Modifications(1)
Extended maturity	$45.5	100%	$43.9	100%
Covenant relief	158.9	77%	106.6	85%
Interest rate increase	136.3	89%	146.7	100%
Other	401.5	91%	384.4	93%
Total Modifications	$742.2	88%	$681.6	94%
Percent non-accrual	11%		13%
(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

PCI loans, TDRs and other credit quality information is included in Note 3 — Loans.

NON-INTEREST INCOME

Non-interest Income (dollars in millions)

	Quarters Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Rental income on operating leases	$217.7	$229.8	$253.6
Other non-interest income	96.8	47.5	104.7
Total non-interest income	$314.5	$277.3	$358.3
Other non-interest income
Fee revenues	$30.7	$21.6	$27.2
Factoring commissions	24.0	26.1	25.6
Gains on leasing equipment, net of impairments	16.6	18.0	13.5
BOLI Income	6.4	5.9	6.5
Property tax income	6.1	-	-
Gains on investment securities, net of impairments	1.6	4.7	3.3
Other revenues	11.4	(28.8)	28.6
Total other non-interest income	96.8	47.5	104.7
Noteworthy items	-	44.4	-
Total other non-interest income, excluding noteworthy items(1)	$96.8	$91.9	$104.7
Factoring volume	$7,814.1	$8,250.6	$7,426.0
(1)

Other non-interest income serves as a source of revenue for CIT. Management monitors the level, excluding certain items to assist in comparability with prior period levels. We exclude the noteworthy items due to their episodic nature and size. Due to the exclusions of noteworthy items, these are considered non-GAAP measures as reconciled to total other non-interest income in the above table. See Non-GAAP Financial Measurements for a list of individual noteworthy items.

Rental Income on Operating Lease Equipment

Rental income on operating leases from equipment we lease is generated in the Rail and Business Capital divisions in the Commercial Banking segment and recognized principally on a straight line basis over the lease term. Rental income is discussed in “Net Finance Revenues” and “Results by Business Segment”.

Other Non-Interest Income

Other non-interest income was up compared to the prior quarter, which included noteworthy items. Excluding noteworthy items, other non-interest income was up compared to the prior quarter, reflecting property tax income resulting from the adoption of the new leasing standard as described in Note 1 — Business and Summary of Significant Accounting Policies and Note 5 — Leases, property tax income on leased equipment is now included in non-interest income, with an offset of an amount approximately the same as property tax expense, which is included on other non-interest expenses. In addition, fee revenues reflect an increase in capital markets activities while gains on investment securities were lower as the sale of the private label MBS portfolio acquired in the OneWest transaction was completed in the prior quarter. The prior quarter included two noteworthy items in other revenues. These were a $69 million charge for the early termination of a total return swap and a $25 million gain on the sale of NACCO, a European rail business.

For the quarter ended March 31, 2019, other non-interest income was down compared to the year-ago quarter, driven by lower other revenue, which was partially offset by higher capital markets revenues, gains on sales of rail equipment, and property tax income. The year-ago quarter included higher gains on derivatives and foreign exchange and also included income from the reverse mortgage portfolio that was sold in the second quarter of 2018.

NON-INTEREST EXPENSES

Non-Interest Expense (dollars in millions)

	Quarters Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Depreciation on operating lease equipment	$79.4	$79.5	$76.4
Maintenance and other operating lease expenses	49.8	52.9	57.4
Operating expenses	276.1	257.9	281.3
Loss on debt extinguishments and deposit redemptions	0.1	15.7	0.1
Total non-interest expenses	$405.4	$406.0	$415.2
Operating expenses
Compensation and benefits	$146.2	$130.1	$147.8
Technology	32.5	34.1	32.4
Professional fees	18.6	19.5	25.8
Net occupancy expense	15.9	17.3	16.2
Insurance	14.4	14.0	19.9
Advertising and marketing	13.2	10.6	13.0
Property tax expense	6.3	-	-
Intangible asset amortization	5.8	5.9	6.0
Other expenses	23.2	26.4	20.2
Total operating expenses	276.1	257.9	281.3
Intangible asset amortization	5.8	5.9	6.0
Total operating expenses, excluding intangible amortization and noteworthy items(1)	$270.3	$252.0	$275.3
Headcount, actuals	3,644	3,678	3,898
Net efficiency ratio(2)	58.0%	59.8%	55.6%
Net efficiency ratio excluding intangible amortization and noteworthy items(2)	58.0%	54.1%	56.7%
(1)

Operating expenses excluding intangible asset amortization is a non-GAAP measure, as reconciled in the table above, that management uses to compare period over period expenses, absent the impact of this expense from prior strategic transactions. We use this balance in the computation of the net efficiency ratio. See “Non-GAAP Financial Measurements” for details of the calculations.

(2)

Net efficiency ratio and net efficiency ratio excluding noteworthy items are non-GAAP measurements used by management to measure operating expenses (before noteworthy items and intangible asset amortization) to the level of total net revenues. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information and description of the calculation.

Depreciation on Operating Lease Equipment

Depreciation expense is driven by rail equipment and smaller ticket equipment, such as office equipment, in Commercial Banking. Depreciation expense is a component of NFR, see discussion in “Net Finance Revenue.”

Maintenance and Other Operating Lease Expenses

Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the Rail portfolio and tend to be variable. Rail provides railcars primarily pursuant to full-service lease contracts under which Rail as lessor is responsible for railcar maintenance and repair. The decline from the prior quarter was primarily driven by lower freight expenses in the North America portfolio, while the decline from the year-ago quarter also reflected the inclusion of costs related to NACCO, the European rail business we sold in October 2018. Maintenance and Other Operating Lease Expenses are also components of NFR, see discussion in “Net Finance Revenue.”

Operating Expenses

Operating expenses were down from the year-ago quarter on lower professional fees and insurance costs, partially offset by the gross-up of property tax expense associated with our leased equipment, reflecting the adoption of the new lease accounting standard. See Note 1 — Business and Summary of Significant Accounting Policies and Note 5 — Leases. The increase from the prior quarter reflects higher compensation and benefits, due to the annual restart of certain benefit costs and the acceleration of expenses related to retirement-eligible employees of $14 million, and the noted property tax expense.

We remain focused on reducing our operating expenses while also investing in our businesses. We are on track to achieving our target operating cost reductions of at least $50 million through 2020.

Net efficiency ratios excluding intangible amortization and noteworthy items increased from the year-ago quarter, driven by the decline in total net revenues (see Non-GAAP Financial Measurements for components).The increase from the prior quarter reflects higher operating expenses, as discussed above.

Loss on Debt Extinguishments and Deposit Redemptions

The loss on debt extinguishment in the prior quarter was related to the redemption of $434 million in unsecured senior notes and $465 million of Rail-related secured debt.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Provision for income taxes, before noteworthy and tax discrete items	$40.2	$41.8	$37.1
Tax on noteworthy items and other tax discrete items	(2.4)	(16.9)	4.2
Provision (benefit) for income taxes	$37.8	$24.9	$41.3
Effective tax rate	24.1%	21.4%	28.5%
Effective tax rate, before tax discrete items and noteworthy items(1)	25.6%	23.7%	27.3%
(1)	Effective tax rate excluding discrete items and noteworthy items are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP financial information.

The Company’s current quarter effective tax rate (“ETR”) before noteworthy and discrete tax items is 25.6%. This compares to 23.7% in the prior quarter and 27.3% in the year-ago quarter. The ETR before tax discrete and noteworthy items was higher in the current quarter compared to the prior quarter, primarily due to the earnings mix and an increase in disallowance of certain expenses. The ETR before discrete and noteworthy items was lower in the current quarter compared to the year-ago quarter, primarily due to the earnings mix and a decrease in disallowed expenses.

The ETR each quarter is impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances (“VA”), and discrete items. The future period’s ETR may vary from the actual year-end 2019 ETR due to changes in these factors.

Management expects the 2019 global ETR to be in the range of 25% to 26%, excluding discrete tax items and noteworthy items. Furthermore, cash income taxes paid will remain minimal until the Company's net operating loss (“NOLs”) carry-forwards are fully utilized.

See Note 12 — Income Taxes for additional information.

RESULTS BY BUSINESS SEGMENT

CIT manages its business and reports its financial results in three operating segments, Commercial Banking, Consumer Banking, and Non-Strategic Portfolios, and a non-operating segment, Corporate and Other. Detailed description of the divisions within Commercial Banking and Consumer Banking is included at the end of Item 1. Business Overview in our 2018 Form 10-K. See Net Finance Revenue, Credit Metrics, Non-Interest Income, and Non-Interest Expenses for discussions of overall trends on these topics.

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

Commercial Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended
Earnings Summary	March 31, 2019	December 31, 2018	March 31, 2018
Interest income	$356.6	$348.8	$314.9
Rental income on operating leases	217.7	229.8	253.6
Finance revenue	574.3	578.6	568.5
Interest expense	199.4	192.7	156.3
Depreciation on operating lease equipment	79.4	79.5	76.4
Maintenance and other operating lease expenses	49.8	52.9	57.4
Net finance revenue ("NFR")	245.7	253.5	278.4
Provision for credit losses	35.1	27.7	67.2
Other non-interest income	77.6	93.3	78.0
Operating expenses	180.7	166.1	183.1
Income before income taxes	$107.5	$153.0	$106.1

Select Period End Balance
Loans and leases	$31,686.9	$31,298.3	$31,497.1
Earning assets (net of credit balances of factoring clients)	30,163.9	29,820.8	30,193.7
Select Average Balances
Average loans (includes HFS, and net of credit balances of factoring clients)	$22,803.1	$22,455.5	$21,813.6
Average operating leases ("AOL")* (includes HFS)	6,982.7	6,923.5	7,934.6
Average earning assets ("AEA")	29,988.6	29,590.1	30,021.7
Statistical Data
Net finance margin - NFR as a % of AEA	3.28%	3.43%	3.71%
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses*	$88.5	$97.4	$119.8
Operating lease margin as a % of AOL*	5.07%	5.63%	6.04%
Net efficiency ratio	55.5%	47.5%	51.0%
Pretax return on AEA	1.43%	2.07%	1.41%
New business volume	$2,373.5	$3,194.8	$2,267.2

* See discussion below for the impact of suspended depreciation.

Pre-tax income in the year-ago and prior quarters benefited from noteworthy items. The year-ago quarter benefited from the suspension of depreciation expense related to NACCO of $9 million, and the prior quarter included a $25 million gain on sale of NACCO in non-interest income. Compared to the year-ago quarter, pre-tax income excluding noteworthy items was up from $97 million, driven by a lower credit provision, partially offset by lower NFR. Compared to the prior quarter, pre-tax income excluding noteworthy items was down from $128 million, driven by higher operating expenses due to elevated seasonal compensation and benefit costs, lower NFR and higher credit provisions, which were partially offset by higher non-interest income.

AEA consisted primarily of loans and leases. As displayed in the above table, average loans was up from the year-ago and prior quarters, mostly reflecting growth in Business Capital and Commercial Finance. The decline in the AOL and slight decrease in AEA from the year-ago quarter reflect the sale of NACCO in October 2018, which had approximately $1.2 billion of average loans and leases for the quarter ended March 31, 2018.

Compared to the year-ago quarter, new business volume increased, due to strong growth in Commercial Finance and the equipment financing businesses in Business Capital. New business volume decreased from the prior quarter in each of the divisions, due to typically lower volumes experienced in the first quarter.

Factored volume of $7.8 billion was up from $7.4 billion in the year-ago quarter, and down from $8.3 billion in the prior quarter due to seasonal trends.

Trends included:

•

Excluding the noteworthy item, NFR was down from the year-ago and prior quarters, primarily reflecting an increase in interest expense. The increases in interest income resulting from both growth in average loans and higher yields on our loans was essentially offset by a reduction in net operating lease revenue, as explained below.
•

PAA totaled $5 million, $11 million and $6 million in the current, year-ago and prior quarters, respectively. Essentially all accretion benefited interest income. See Purchase Accounting Accretion table in Net Finance Revenue section for amounts of PAA by division. The current quarter, year-ago and prior quarters included $2 million, $4 million and $2 million, respectively, of PAA that was accelerated due to prepayments.

•

Gross yields (interest income plus rental income on operating leases as a % of AEA) in Commercial Banking of 7.66% were up from 7.57% in the year-ago quarter and down from 7.82% in the prior quarter. See Select Segment and Division Margin Metrics table and discussion that follows that table in Net Finance Revenue section for commentary on gross yields by division.

•

Net operating lease revenue, which is a component of NFR, is driven primarily by the performance of our rail portfolio. Excluding the noteworthy item, Rail’s net rental income was down from the year-ago quarter, reflecting the sale of NACCO, continued downward pressure on renewal rentals, and the absence of favorable usage collections, and down from the prior quarter, reflecting lower renewal rates and a decline in railcar utilization. See further discussion of the continued lower lease renewal rates in the Net Finance Revenue section earlier in the MD&A.

•	NFM decreased compared to both the year-ago and prior quarters, driven by the NFR trends discussed above.

Consumer Banking

Consumer Banking includes Retail Banking, Consumer Lending, and SBA Lending, which are grouped together for purposes of discussion as Other Consumer Banking, and LCM. Revenue is generated from interest earned on residential mortgages and small business loans, and from fees for banking services. See also Note 1 — Business and Summary of Significant Accounting Policies and Item 8. Financial Statements and Supplementary Data in our 2018 Form 10-K for accounting and detailed discussions.

Consumer Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended
Earnings Summary	March 31, 2019	December 31, 2018	March 31, 2018
Interest income	$95.5	$89.7	$85.2
Interest benefit	(39.3)	(40.3)	(24.3)
Net finance revenue ("NFR")	134.8	130.0	109.5
Provision (benefit) for credit losses	(2.1)	3.5	1.6
Other non-interest income	4.7	4.1	11.5
Operating expenses	93.8	90.7	96.0
Income before income taxes	$47.8	$39.9	$23.4
Select Period End Balance
Loans (includes HFS)	$6,610.2	$6,535.9	$6,971.7
Earning assets	6,625.5	6,558.0	7,092.2
Deposits	30,034.8	26,052.4	24,915.4
Select Average Balances
Average loans (includes HFS)	$6,555.5	$6,472.2	$6,878.8
Average earning assets ("AEA")	6,574.7	6,500.7	7,009.4
Statistical Data
Net finance margin - NFR as a % of AEA	8.20%	8.00%	6.25%
Net efficiency ratio	64.0%	64.1%	75.5%
Pretax return on AEA	2.90%	2.46%	1.34%
New business volume	$310.6	$380.5	$388.6

Pre-tax income was higher compared to both the year-ago and prior quarters, benefiting from higher interest income on loans and lower credit costs. Compared to the year-ago quarter, the increase in pre-tax income also reflected the increase in the benefit in interest expense received from the other segments for the value of the excess deposits Consumer Banking generates. There were no noteworthy items in any of the periods presented.

AEA consisted primarily of loans. AEA was up for the quarter ended March 31, 2019 compared to the prior quarter primarily due to residential mortgage loan growth in the retail and correspondent channels, which outpaced the continued run-off in the LCM portfolio. AEA was down compared to the year-ago quarter, as a result of the sale of the reverse mortgage portfolio in the second quarter of 2018. At March 31, 2019, LCM made up $2.7 billion of the current quarter average balance. The loss sharing agreement with the FDIC related to IndyMac assets expired on March 31, 2019, and the related indemnification asset was reduced to zero. See Note 3 – Loans.

Deposits, which include deposits from the branch and online channels, increased from the prior and year-ago quarters, driven by an increase in online savings accounts.

Trends included:

•	NFR increased from the prior quarter due to an increase in market interest rates, and growth in interest income attributed to the improving cash flows of the covered LCM loans and related benefit from the indemnification asset that expired on March 31, 2019. Compared to the year-ago quarter, the increase in NFR reflected the asset mix trends and the higher net benefit in interest expense reflecting an increase in market rates and deposit balances. NFM reflected similar trends. There was approximately $21 million of PAA in the current quarter, compared to $22 million in the year-ago quarter and $22 million in the prior quarter.

Non-Strategic Portfolios (NSP)

NSP consists of businesses and portfolios that we no longer consider strategic. The loans and leases at the below periods were all in China.

Non-Strategic Portfolios: Financial Data and Metrics (dollars in millions)

	Quarters Ended
Earnings Summary	March 31, 2019	December 31, 2018	March 31, 2018
Interest income	$1.1	$1.1	$2.4
Interest expense	0.8	-	1.7
Net finance revenue ("NFR")	0.3	1.1	0.7
Other non-interest income	5.6	4.0	1.2
Operating expenses	1.6	1.2	2.2
Income (loss) before income taxes	$4.3	$3.9	$(0.3)
Select Period End Balance
Loans and leases	$18.8	$20.2	$58.5
Earning assets	79.8	99.1	151.3
Select Average Balances
Average earning assets ("AEA")	$99.4	$94.3	$148.6
Statistical Data
Net finance margin — NFR as a % of AEA	0.81%	4.67%	1.88%
Pretax return on AEA	17.31%	16.54%	(0.81%)

Corporate and Other

Certain items are not allocated to operating segments and are included in Corporate and Other. Some of the more significant and recurring items include interest income on investment securities, a portion of interest expense primarily related to corporate funding costs, mark-to-market adjustments on non-qualifying derivatives and BOLI (other non-interest income), as well as certain unallocated costs and intangible assets amortization expenses (operating expenses) and loss on debt extinguishments.

Corporate and Other: Financial Data and Metrics (dollars in millions)

	Quarters Ended
Earnings Summary	March 31, 2019	December 31, 2018	March 31, 2018
Interest income	$63.3	$52.4	$48.7
Interest expense	74.7	63.1	46.8
Net finance revenue ("NFR")	(11.4)	(10.7)	1.9
Other non-interest income	8.9	(53.9)	14.0
Operating expenses/loss on debt extinguishment	0.1	15.6	0.1
(Loss) income before income taxes	$(2.6)	$(80.2)	$15.8
Select Balances
Average earning assets	$9,506.6	$7,928.2	$8,085.4
Earning assets (end of period)	9,429.6	7,943.5	9,717.5

The decrease in pre-tax loss compared to the prior quarter was due to noteworthy items in the prior quarter. The prior quarter pre-tax loss resulted from charges of $85 million, which included a charge for the termination of the TRS of $69 million in other non-interest income and a loss of $16 million on debt extinguishments. Noteworthy items are listed in the Non-GAAP Financial Measurements section.

There were no noteworthy items in the current and year-ago quarters. Excluding noteworthy items in the prior quarter, there was a pre-tax loss of $3 million in the current quarter, compared to pre-tax income of $16 million in the year-ago quarter and $5 million in the prior quarter.

LOANS AND LEASES

The following table presents our period end loans and leases by segment.

Loans and Leases Composition (dollars in millions)

	March 31, 2019	December 31, 2018
Commercial Banking
Commercial Finance
Loans	$10,717.9	$10,478.5
Assets held for sale	12.5	9.7
Total Loans and leases	10,730.4	10,488.2
Business Capital
Loans	8,485.2	8,301.5
Operating lease equipment, net	571.8	549.1
Assets held for sale	23.6	8.9
Total Loans and leases	9,080.6	8,859.5
Rail
Loans	61.9	83.7
Operating lease equipment, net	6,417.7	6,421.5
Total Loans and leases	6,479.6	6,505.2
Real Estate Finance
Loans	5,376.3	5,399.7
Assets held for sale	20.0	45.7
Total Loans and leases	5,396.3	5,445.4
Total Segment - Commercial Banking
Loans	24,641.3	24,263.4
Operating lease equipment, net	6,989.5	6,970.6
Assets held for sale	56.1	64.3
Total loans and leases	31,686.9	31,298.3
Consumer Banking
Other Consumer Banking
Loans	3,917.9	3,744.5
Assets held for sale	4.5	3.9
Total Loans and leases	3,922.4	3,748.4
Legacy Consumer Mortgages
Loans	2,687.8	2,787.5
Total Loans and leases	2,687.8	2,787.5
Total Segment - Consumer Banking
Loans	6,605.7	6,532.0
Assets held for sale	4.5	3.9
Total Loans and leases	6,610.2	6,535.9
Non-Strategic Portfolios
Assets held for sale	18.8	20.2
Total loans and leases	18.8	20.2
Total Loans	$31,247.0	$30,795.4
Total operating lease equipment, net	6,989.5	6,970.6
Total assets held for sale	79.4	88.4
Total loans and leases	$38,315.9	$37,854.4

Total loans and leases were up 1.2% from December 31, 2018, primarily due to strong new business volumes in Commercial Finance. In Consumer Banking, new business volumes in Other Consumer Banking offset the run-off of the LCM portfolio.

The following table presents the changes to our total loans and leases:

Changes in Loans and Leases (dollars in millions)

	Commercial Banking	Consumer Banking	NSP	Total
Balance as of December 31, 2018	$31,298.3	$6,535.9	$20.2	$37,854.4
New business volume	2,373.5	310.6	-	2,684.1
Loan and portfolio sales	(13.8)	(19.5)	-	(33.3)
Equipment sales	(51.0)	-	-	(51.0)
Depreciation	(79.4)	-	-	(79.4)
Gross charge-offs	(38.9)	(0.7)	-	(39.6)
Collections and other	(1,801.8)	(216.1)	(1.4)	(2,019.3)
Balance as of March 31, 2019	$31,686.9	$6,610.2	$18.8	$38,315.9

Portfolio activities are discussed in the respective segment descriptions in “Results by Business Segment”.

The following tables present new business, along with loan and portfolio sales and equipment sales by segment:

New Business (dollars in millions)

	Quarters Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Commercial Banking	$2,373.5	$3,194.8	$2,267.2
Consumer Banking	310.6	380.5	388.6
Total	$2,684.1	$3,575.3	$2,655.8

Loan and Portfolio Sales (dollars in millions)

	Quarters Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Commercial Banking	$13.8	$150.9	$79.1
Consumer Banking	19.5	17.4	19.0
Total	$33.3	$168.3	$98.1

Equipment Sales (dollars in millions)

	Quarters Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Commercial Banking	$51.0	$77.1	$46.5
Non-Strategic Portfolios	-	0.6	0.2
Total	$51.0	$77.7	$46.7

CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer loans and leases by geographical regions:

Total Loans and Leases by Geographic Region (dollars in millions)

	March 31, 2019		December 31, 2018
West	$12,362.1	32.3%	$12,348.9	32.6%
Northeast	9,363.2	24.5%	9,196.0	24.3%
Midwest	4,980.2	13.0%	4,972.8	13.1%
Southwest	4,940.8	12.9%	4,838.5	12.8%
Southeast	3,722.6	9.7%	3,590.0	9.5%
Total U.S.	35,368.9	92.4%	34,946.2	92.3%
Canada	1,347.2	3.5%	1,341.1	3.5%
Asia / Pacific	475.8	1.2%	478.2	1.3%
Europe	434.3	1.1%	383.8	1.0%
All other countries	689.7	1.8%	705.1	1.9%
Total	$38,315.9	100.0%	$37,854.4	100.0%

Ten Largest Accounts

Our ten largest loan and lease accounts, primarily lessors of rail assets and factoring clients, in the aggregate represented approximtely 5% of our total loans and leases at March 31, 2019 and December 31, 2018 (the largest account was less than 1.0%).

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial loans and leases by obligor geography:

Commercial Loans and Leases by Obligor - Geographic Region (dollars in millions)

	March 31, 2019		December 31, 2018
Northeast	$8,636.8	26.8%	$8,471.3	26.7%
West	7,650.5	23.7%	7,676.0	24.1%
Southwest	4,847.5	15.1%	4,750.1	14.9%
Midwest	4,816.8	14.9%	4,810.8	15.1%
Southeast	3,329.5	10.3%	3,213.7	10.1%
Total U.S.	29,281.1	90.8%	28,921.9	90.9%
Canada	1,347.2	4.2%	1,341.1	4.2%
Asia / Pacific	475.8	1.5%	478.2	1.5%
Europe	434.3	1.3%	383.8	1.2%
All other countries	689.7	2.2%	705.1	2.2%
Total	$32,228.1	100.0%	$31,830.1	100.0%

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our loans and leases:

Commercial Loans and Leases by Obligor - State and Country (dollars in millions)

	March 31, 2019		December 31, 2018
State
California	$5,578.0	17.3%	$5,515.7	17.3%
Texas	3,928.8	12.2%	3,889.9	12.2%
New York	3,234.7	10.0%	3,273.6	10.3%
All other states	16,539.6	51.3%	16,242.7	51.1%
Total U.S.	$29,281.1	90.8%	$28,921.9	90.9%
Country
Canada	$1,347.2	4.2%	$1,341.1	4.2%
Marshall Islands	337.3	1.1%	330.5	1.0%
All other countries	1,262.5	3.9%	1,236.6	3.9%
Total International	$2,947.0	9.2%	$2,908.2	9.1%

Industry Concentrations

The following table represents loans and leases by industry of obligor:

Commercial Loans and Leases by Obligor - Industry (dollars in millions)

	March 31, 2019		December 31, 2018
Real Estate	$5,180.7	16.1%	$5,234.6	16.4%
Manufacturing(1)	4,747.0	14.7%	4,819.4	15.1%
Retail(2)	2,737.5	8.5%	2,667.9	8.4%
Energy and utilities	2,302.2	7.1%	2,404.1	7.6%
Wholesale	2,058.6	6.4%	1,960.9	6.2%
Business Services	1,788.0	5.6%	1,701.0	5.3%
Healthcare	1,619.3	5.0%	1,556.4	4.9%
Finance and insurance	1,524.2	4.7%	1,383.7	4.3%
Service industries	1,507.4	4.7%	1,483.3	4.7%
Rail	1,467.6	4.6%	1,450.1	4.6%
Oil and gas extraction / services	1,458.6	4.5%	1,498.6	4.7%
Maritime	1,139.3	3.5%	1,127.5	3.5%
Transportation	881.2	2.7%	860.2	2.7%
Other (no industry greater than 2%)	3,816.5	11.9%	3,682.4	11.6%
Total	$32,228.1	100.0%	$31,830.1	100.0%
(1)	At March 31, 2019, includes manufacturers of chemicals, including pharmaceuticals (4.0%), petroleum and coal, including refining (2.9%), stone, clay, glass and concrete (1.5%) and food (1.1%).
(2)	At March 31, 2019, includes retailers of general merchandise (3.4%), food and beverage providers (1.9%) and miscellaneous (1.1%).

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer loans, including PCI loans and loans held for sale. PCI loans and LTV ratios are discussed in more detail in Note 3 — Loans in Item 1. Consolidated Financial Statements.

Consumer Loans (dollars in millions)

	March 31, 2019		December 31, 2018
	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$6,004.9	98.6%	$5,933.9	98.5%
Home equity lines of credit	82.1	1.4%	89.5	1.5%
Other consumer	0.8	—%	0.9	—%
Total loans	$6,087.8	100.0%	$6,024.3	100.0%

Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes the carrying value of consumer loans, with concentrations based upon property address.

Consumer Loans Geographic Concentrations (dollars in millions)

	March 31, 2019		December 31, 2018
	Net Investment	% of Total	Net Investment	% of Total
California	$4,236.7	69.6%	$4,237.6	70.3%
New York	278.8	4.6%	290.8	4.8%
Florida	166.4	2.7%	168.0	2.8%
Washington	132.8	2.2%	116.2	1.9%
Other states(1)	1,273.1	20.9%	1,211.7	20.2%
Total loans	$6,087.8	100.0%	$6,024.3	100.0%
(1)	No other state has a total in excess of 2%.

OTHER ASSETS AND OTHER LIABILITIES

The following tables present the components of other assets and other liabilities.

Other Assets (dollars in millions)

	March 31, 2019	December 31, 2018
Tax credit investments and investments in unconsolidated subsidiaries	$325.4	$313.9
Right of use assets(1)	202.0	-
Property, furniture and fixtures	189.2	160.0
Counterparty receivables	126.4	57.0
Current and deferred federal and state tax assets	122.9	137.0
Intangible assets, net	83.4	89.2
Indemnification asset (2)	-	10.8
Other (3)	585.9	541.6
Total other assets	$1,635.2	$1,309.5
(1)

Represents our right to use the underlying assets for the terms of the leases. See discussion on the new lease accounting standard disclosed in Note 1 — Business and Summary of Significant Accounting Policies and Note 5 — Leases.

(2)

“Indemnification asset” declined to zero due to the expiration of the FDIC loss share agreement for the IndyMac Transaction on March 31, 2019. See related topic in Note 3 — Loans in the Credit Quality Information section.

(3)	“Other” includes executive retirement plan and deferred compensation, prepaid expenses, accrued interest and dividends, servicing advances, OREO and other miscellaneous assets.

Other Liabilities (dollars in millions)

	March 31, 2019	December 31, 2018
Accrued expenses and accounts payable	$478.1	$561.5
Lease liabilities(1)	253.0	-
Current and deferred taxes payable	139.0	106.9
Fair value of derivative financial instruments	85.3	79.7
Accrued interest payable	48.9	91.7
Other liabilities (2)	422.7	421.3
Total other liabilities	$1,427.0	$1,261.1
(1)

Reflects our obligation to make lease payments arising from our leases. See the discussion on the new lease accounting standard disclosed in Note 1 — Business and Summary of Significant Accounting Policies and Note 5 — Leases.

(2)	Other consists of liabilities for taxes other than income, equipment maintenance reserves, cash collateral deposits, and contingent liabilities and other miscellaneous liabilities.

RISK MANAGEMENT

CIT’s Risk Management Group has established a Risk Governance Framework that is designed to promote appropriate risk identification, measurement, monitoring, management and control. Our policies and procedures relating to Risk Management are detailed in our 2018 Form 10-K.

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

Our funding sources consist mainly of non-maturity deposits and time deposits generated through a number of sources, including CIT Bank’s online deposit platform, CIT Bank’s retail branch network in Southern California, deposit brokers and our commercial business segment, as well as wholesale funding (unsecured and secured debt) and FHLB advances. Our funding mix consists of time deposits and unsecured debt that is fixed-rate, secured debt that is primarily floating rate, and other deposits whose rates vary based on the market environment and competition.

At March 31, 2019, deposits totaled approximately $35 billion. The deposit rates we offer can be influenced by market conditions and competitive factors. Deposit beta represents the correlation, or relative rate change, between changes in the rates paid by CIT Bank to changes in overall market interest rates, with percentages below 100% indicating that CIT Bank’s rates are changing more slowly than market rates. Cumulative deposit beta on total deposits is 31% since the FRB began to raise rates in December 2015.

As deposit re-pricing cycles occur over the next few quarters and customers migrate to higher savings rate products we expect deposit costs to rise. Market rates are the key drivers of deposit costs, and we remain focused on optimizing those costs through targeted marketing strategies and disciplined pricing strategies. Changes in interest rates, expected funding needs, as well as actions by competitors, can affect our deposit taking activities and deposit pricing. In a changing rate environment, we may need to react appropriately to renew maturing time deposits or attract new deposits. We regularly test the effect of deposit rate changes on our margins and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective. CIT continues to evolve its deposit strategies through the interest rate cycle and in response to the competitive landscape. As a result of such changes, management may periodically revise its deposit modelling assumptions and approaches in accordance with CIT’s governance structure.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The simulations run require assumptions about rates, time horizons, balance sheet volumes, prepayment speeds, pricing and deposit behaviors, along with other inputs. The results presented below reflect the simulation of dollar changes in the NII Sensitivity over the next twelve months and in the EVE Sensitivity over the life of the interest rate sensitive assets, liabilities and off-balance sheet items. These simulations assume an immediate 100 and 200 basis point parallel increase or decrease in interest rates from the market-based forward curve. The NII Sensitivity is presented based on an assumption that the balance sheet composition and size remains static over the projection period.

NII Sensitivity and EVE Sensitivity (dollars in millions)

	March 31, 2019				December 31, 2018
	+200 bps	-200 bps	+100 bps	-100 bps	+200 bps	-200 bps	+100 bps	-100 bps
NII Sensitivity	$121	$(192)	$62	$(86)	$109	$(179)	$55	$(66)
EVE Sensitivity	$(230)	$(254)	$(95)	$(36)	$(363)	$(3)	$(170)	$86

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

As of March 31, 2019, both the NII and EVE sensitivity changes from December 31, 2018 (see table above) were largely driven by the balance sheet growth in non-maturity deposits and investment securities. Additionally, lower market rates drove an increase in prepayment expectations on residential mortgage securities and residential mortgage whole loans, which have impacted the NII sensitivities and down rate EVE sensitivities more severely. CIT mitigated a portion of the increased sensitivity through the execution of interest rate swaps on CIT debt, which would better position the balance sheet for potential rate declines.

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

FUNDING AND LIQUIDITY

CIT actively manages its liquidity and monitors liquidity risk metrics. CIT maintains appropriate amounts of liquidity and access to contingent sources of liquidity to meet its obligations, including in periods of stress. Primary sources of available liquidity include cash, investment securities and credit facilities, as discussed below.

Cash

Cash totaled $1.3 billion at March 31, 2019, down from $1.8 billion at December 31, 2018, as we deployed excess cash into investment securities and capital returns during the first quarter of 2019. Cash at March 31, 2019 consisted of nearly $1.0 billion at CIT Bank and $0.3 billion related to CIT Group and its non-bank subsidiaries.

Investment Securities

Investment securities consist primarily of High Quality Liquid Asset (“HQLA”) fixed income debt securities. Investment securities totaled $7.8 billion at March 31, 2019 compared to $6.2 billion at December 31, 2018. In addition, we have $600 million of securities purchased under agreement to resell, up from $400 million at December 31, 2018. The increases reflect the use of cash from higher deposit balances, discussed below. See Note 6 — Investment Securities for additional information on types of investment securities.

Liquidity Monitoring

The Federal Reserve on October 31, 2018, issued a statement to raise the asset threshold above $100 billion in total consolidated assets for firms to comply with the liquidity coverage ratio (“LCR”). CIT continues to maintain strong on-balance sheet liquidity and a portfolio of liquid assets comparable to requirements in the LCR rule.

Funding Sources

Funding sources consist of deposits and borrowings. The period end deposits to total funding ratio increased to 84% at March 31, 2019, from 79% at December 31, 2018. Unsecured borrowings decreased to 9% from 10% at December 31, 2018. Secured borrowings decreased to 7% from 11% at December 31, 2018.

See Net Finance Revenue section for a tabular presentation of our average funding mix for the quarter ended March 31, 2019, which was virtually unchanged from the quarter ended December 31, 2018.

Deposits

CIT offers its deposits through various channels. The period end balances are as follows:

Deposits by Channel (dollars in millions)

	March 31, 2019		December 31, 2018
	Total	Percent of Total	Total	Percent of Total
Online	$18,650.7	53%	$14,688.4	47%
Branch	11,384.1	33%	11,364.0	36%
Brokered / other channel	3,065.3	9%	3,108.8	10%
Commercial	1,848.9	5%	2,078.3	7%
Total	$34,949.0	100%	$31,239.5	100%

The following table details our period end deposit balances by type:

Deposits (dollars in millions)

	March 31, 2019		December 31, 2018
	Total	Percent of Total	Total	Percent of Total
Non-interest bearing deposits	$1,650.5	5%	$1,673.3	5%
Time deposits	13,664.0	39%	14,065.7	45%
Interest bearing checking	1,328.0	4%	1,553.3	5%
Savings and money market	18,306.5	52%	13,947.2	45%
Total Deposits	$34,949.0	100%	$31,239.5	100%

CIT Bank, N.A. offers a full suite of deposit offerings to its commercial and consumer customers through a network of over 60 branches in Southern California and a national online platform. During the first quarter of 2019, we continued to execute on our plan to grow the online channel, and we have been growing our non-maturity deposits in conjunction with our strategy to optimize deposit costs while working within our risk management discipline. Deposits increased in the online savings accounts, reflecting growth from our Savings Builder product. See Net Finance Revenue section for further discussion on average balances and rates.

Borrowings

Borrowings consist of senior unsecured notes, subordinated unsecured notes and secured borrowings (FHLB advances and structured financings), all of which totaled $6.6 billion in aggregate at March 31, 2019, down from $8.1 billion at December 31, 2018, reflecting lower FHLB borrowings. The weighted average coupon rate of borrowings at March 31, 2019, was 4.16%, up from 3.92% at December 31, 2018, reflecting the significant repayment of lower-cost FHLB debt late in the quarter.

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

Unsecured Borrowings

Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility.  As of March 31, 2019, the Company was in compliance with the minimum guarantor asset coverage ratio and the minimum Tier 1 Capital requirement. See Note 8 – Borrowings for more information on the facility.

Senior Unsecured Notes and Subordinated Unsecured Notes

At March 31, 2019, the weighted average coupon rate of our senior unsecured and subordinated unsecured notes was 5.02%, unchanged from December 31, 2018, with a weighted average maturity of the combined notes of 4.7 years at March 31, 2019 compared to 5.0 years at December 31, 2018.

Senior Unsecured Notes

Senior unsecured notes outstanding totaled $3.4 billion at March 31, 2019 and December 31, 2018. The weighted average coupon rate was 4.89% at March 31, 2019, unchanged from December 31, 2018.

Subordinated Unsecured Notes

Subordinated unsecured notes consisted of $400 million aggregate principal amount of 6.125% notes with a maturity date of March 9, 2028.

Secured Borrowings

We may pledge assets for secured financing transactions, which include borrowings from the FHLB and/or FRB, or for other purposes as required or permitted by law. The debt issued in conjunction with these transactions is collateralized by certain discrete receivables, loans, leases and/or underlying equipment. Certain related cash balances are restricted.
FHLB Advances

FHLB Balances (dollars in millions)

	March 31, 2019	December 31, 2018
Total borrowing capacity	$5,583.0	$5,473.2
Less:
Advances	(2,050.0)	(3,600.0)
Letters of credit	(2.3)	(2.3)
Available capacity	$3,530.7	$1,870.9
Weighted average rate	2.69%	2.79%
Pledged assets	$6,209.5	$6,712.4

Late in the first quarter of 2019, we paid down approximately $1.6 billion of FHLB Advances, utilizing cash from deposit growth. FHLB Advances and pledged assets are also discussed in Note 8 — Borrowings.

Other Secured and Structured Financings

Other secured and structured financings were non-CIT Bank debt, and totaled $0.7 billion at March 31, 2019, essentially unchanged from December 31, 2018, and were secured by $2.9 billion of pledged assets at March 31, 2019 and December 31, 2018. The weighted average coupon rate was 3.74% at March 31, 2019, virtually unchanged from December 31, 2018. See Note 8 — Borrowings.

Credit Facilities

At March 31, 2019, we maintained additional liquidity sources in the form of:

•	A multi-year committed Revolving Credit Facility that has a total commitment of $400 million, of which approximately $362 million was available to be drawn; and
•

A secured bank line that has a total commitment of $1.0 billion, of which $270 million was unused at March 31, 2019, provided that eligible assets are available that can be funded through the facility.

FRB

There were no outstanding borrowings with the FRB Discount Window as of March 31, 2019 and December 31, 2018. See Note 8 — Borrowings for total balances pledged, including amounts to the FRB.

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

CIT and CIT Bank, N.A. debt ratings, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and DBRS Inc. (“DBRS”) are presented in the following table:

Ratings

	S&P	Fitch	Moody’s	DBRS
Last Credit Update	10/12/18	11/20/18	10/17/18	4/12/19
CIT Group Inc.
Long Term Senior Unsecured Debt	BB+	BB+	Ba1	BBB (low)
Subordinated Debt	BB	BB	Ba1	BB (high)
Non-Cumulative Perpetual Stock	B+	B	Ba3	BB (low)
Outlook	Stable	Positive	Positive	Stable
CIT Bank, N.A.
Issuer Rating	BBB-	BB+	Ba1	BBB
Deposit Rating (LT/ST)	N/A	BBB- / F3	Baa1 / P-2	BBB / R-2 (high)
Outlook	Stable	Positive	Positive	Stable

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

Contractual Commitments

Commitment Expiration for the Twelve Months Ended March 31 (dollars in millions)

	Total	2020	2021	2022	2023	2024+
Financing commitments	$6,605.1	$2,520.4	$844.3	$1,402.7	$766.6	$1,071.1
Rail and other purchase commitments	558.0	543.4	14.6	—	—	—
Letters of credit	242.6	41.5	13.8	62.4	45.2	79.7
Deferred purchase agreements	1,831.5	1,831.5	—	—	—	—
Liabilities for unrecognized tax benefits (1)	22.0	9.6	12.4	—	—	—
Total contractual commitments	$9,259.2	$4,946.4	$885.1	$1,465.1	$811.8	$1,150.8
(1)	The balance for 2021 reflects the remaining balance, which cannot be estimated further.

At March 31, 2019, substantially all our undrawn financing commitments were senior facilities, with approximately 85% secured by commercial equipment or other assets, and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance and Real Estate Finance divisions of Commercial Banking. The top ten undrawn financing commitments totaled $759 million at March 31, 2019. Financing commitments related to consumer loans totaled approximately $280 million, with the remaining related to commercial loans.

See Note 13 — Commitments for further detail.

CAPITAL

Capital Management

CIT’s Capital management and requirements are discussed in Item 1. Business Overview – Regulation section, subsections Capital Requirements and Regulatory Expectations for Capital Planning in our 2018 Form 10-K.

On January 29, 2019, CIT announced that we received a non-objection from the FRBNY to repurchase up to $450 million of common stock through September 30, 2019.

Return of Capital

During the first quarter, CIT repurchased 3.65 million common shares via open market repurchases (“OMRs”) for a total of $179.6 million, at an average price of $49.16. We continued OMRs in April, with $76.9 million repurchased, at an average price of $49.90 through April 30. After these purchases, approximately $193 million remain in our current $450 million share repurchase authorization.

We declared and paid the following common stock dividends in the first quarter of 2019:

2019 Common and Preferred Stock Dividends

Declaration Date	Payment Date	Per Share Dividend
January 23, 2019	February 22, 2019	$0.25

In April 2019, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.35 per common share, a 40% increase from the first quarter dividend, payable on May 24, 2019 to holders of record on May 10, 2019, and a semi-annual dividend in the amount of $29.00 per share on the Series A preferred stock, payable on June 17, 2019 to holders of record on May 31, 2019.

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. The regulatory capital guidelines applicable to the Company were based on the Basel III Rule. At March 31, 2019 and December 31, 2018, the capital ratios of the Company and the Bank exceeded all capital adequacy requirements. The balances in the following table present amounts in effect as of that period.

In November 2017, the Federal Reserve Board, together with the OCC and FDIC adopted a final rule effective January 1, 2018 to extend the regulatory capital treatment under 2017 transition provisions for certain items, applicable to banking organizations that are not subject to advanced approaches capital rules (“Transition Final Rule”). These items include regulatory capital deductions, risk weights, and certain minority interest limitations. There were no items that exceeded the deduction threshold at March 31, 2019 and December 31, 2018, for CIT and CIT Bank, therefore balances and ratios were the same for the transition basis and fully-phased-in basis.

Capital Components, Risk-Weighted Assets, and Capital Ratios – Fully Phased-in Basis (dollars in millions)

	March 31, 2019	December 31, 2018
Common Equity Tier 1 (CET1) Capital
Total common stockholders’ equity(1)	$5,584.5	$5,621.6
Effect of certain items in AOCI excluded from CET1 Capital	110.1	157.5
Adjusted total equity	5,694.6	5,779.1
Goodwill, net of associated deferred tax liabilities (DTLs)	(367.2)	(365.1)
Deferred tax assets (DTAs) arising from net operating loss and tax credit carryforwards	(45.3)	(64.6)
Intangible assets, net of associated DTLs	(66.4)	(71.2)
Total CET1 Capital	5,215.7	5,278.2
Additional Tier 1 Capital
Preferred Stock	325.0	325.0
Other Additional Tier 1 Capital deductions(2)	(8.4)	(10.5)
Total Additional Tier 1 Capital	316.6	314.5
Total Tier 1 Capital	5,532.3	5,592.7
Tier 2 Capital
Qualifying Tier 2 Capital Instruments	395.5	395.4
Qualifying allowance for credit losses and other reserves(3)	530.6	531.2
Total Tier 2 Capital	926.1	926.6
Total Capital	$6,458.4	$6,519.3
Risk-Weighted Assets	$43,600.2	$44,051.7
CIT Ratios
CET1 Capital Ratio	12.0%	12.0%
Tier 1 Capital Ratio	12.7%	12.7%
Total Capital Ratio	14.8%	14.8%
Tier 1 Leverage Ratio	11.0%	11.6%
CIT Bank, N.A. Capital Components and Ratios
CET1 Capital	$4,764.2	$4,783.6
Tier 1 Capital	4,764.2	4,783.6
Total Capital	5,202.8	5,230.4
Risk-Weighted Assets	35,038.8	35,697.6
CET1 Capital Ratio	13.6%	13.4%
Tier 1 Capital Ratio	13.6%	13.4%
Total Capital Ratio	14.8%	14.7%
Tier 1 Leverage Ratio	10.9%	11.6%
(1)	See Condensed Consolidated Balance Sheets for the components of Total common stockholders’ equity.
(2)	Represents covered funds deductions required by the Volcker Rule.
(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in Other Liabilities.

Common stockholders’ equity decreased from the prior quarter, primarily driven by capital returns, partially offset by net income in the current quarter. Risk-weighted assets (“RWA”) decreased by approximately $450 million, reflecting impacts from a regulatory rule change that lowered the risk weighting by $1.15 billion for high volatility commercial real estate (“HVCRE”) loans, which was partially offset by the adoption of the new lease accounting standard and loan growth. During the quarter, the lower risk weighting for HVCRE loans was partially offset by the recording of a ROU asset related to leased facilities from the adoption of the new lease accounting standard of approximately $200 million (see Note 1 — Business and Summary of Significant Accounting Policies and Note 5 — Leases). The change in RWA due to the HVCRE loans and the lease accounting adoption increased CET1 ratio by approximately 26 bps.

Beginning in the second quarter of 2019, all covered loans from the IndyMac Transaction, approximately $2 billion, will be reported as non-covered as the loss share agreement with the FDIC expired at the quarter ended March 31, 2019. As a result of the expiration of the loss share agreement, RWA on the related covered loans (all in LCM) will increase by approximately $800 million, resulting in a decrease to the CET1 ratio. This will mostly offset the first quarter’s net reduction to RWA and the increase in CET1 ratio due to the risk weighting change to HVCRE loans and the adoption of the new lease accounting standard, both noted above.

The reconciliation of balance sheet assets to RWA is presented below:

Risk-Weighted Assets (dollars in millions)

	March 31, 2019	December 31, 2018
Balance sheet assets	$50,781.5	$48,537.4
Risk weighting adjustments to balance sheet assets	(12,696.2)	(10,375.7)
Off-Balance sheet items	5,514.9	5,890.0
Risk-Weighted Assets	$43,600.2	$44,051.7

The risk weighting adjustments to balance sheet assets as of March 31, 2019 increased from December 31, 2018 due to the risk weighting change to HVCRE loans and the adoption of the new lease accounting standard noted above, and the higher concentration of investments with lower risk weighting. The 2019 off-balance sheet items primarily reflect $2.6 billion of unused lines of credit (largely related to the Commercial and Real Estate Finance divisions), $1.8 billion of deferred purchase agreements (related to the Business Capital division), and $1.1 billion of other items. The risk-weighted assets for off-balance sheet items as of March 31, 2019 decreased slightly from December 31, 2018 mainly due to decreases in commitments. See Note 13 — Commitments in Item 1. Condensed Consolidated Financial Statements for further detail on commitments.

Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	March 31, 2019	December 31, 2018
Total common stockholders’ equity	$5,584.5	$5,621.6
Less: Goodwill	(369.9)	(369.9)
Intangible assets	(83.4)	(89.2)
Tangible book value(1)	$5,131.2	$5,162.5
Book value per share	$57.05	$55.70
Tangible book value per share(1)	$52.42	$51.15
(1)	Tangible book value and tangible book value per share are non-GAAP measures. See “Non-GAAP Measurements” for reconciliation of Non-GAAP to GAAP financial information

Book value (“BV”) and tangible book value (“TBV”) decreased from December 31, 2018, primarily reflecting the capital actions completed through March 31, 2019. BV per share and TBV per share increased from December 31, 2018, primarily due to the repurchase of 3.7 million common shares during the quarter, which offset the lower BV and TBV.

CIT BANK, N.A.

The following tables present condensed financial information for CIT Bank, N.A. Trends and significant items are discussed in the previous sections of the MD&A.

Condensed Balance Sheets (dollars in millions)

	March 31, 2019	December 31, 2018
ASSETS:
Cash and deposits with banks	$988.9	$1,412.9
Securities purchased under agreement to resell	500.0	300.0
Investment securities	7,831.9	6,222.6
Assets held for sale	93.1	122.4
Loans	28,371.2	27,992.5
Allowance for loan losses	(455.3)	(458.8)
Operating lease equipment, net	4,343.4	4,326.7
Bank owned life insurance	975.5	814.1
Goodwill	323.1	323.1
Other assets	1,169.3	931.0
Assets of discontinued operation	174.7	195.2
Total Assets	$44,315.8	$42,181.7
LIABILITIES AND EQUITY:
Deposits, including deposits of affiliates of $611.7 at March 31, 2019 and $770.9 at December 31, 2018, respectively	$35,561.7	$32,014.7
FHLB advances	2,050.0	3,600.0
Other liabilities, including payable to affiliates of $420.8 at March 31, 2019 and $391.7 at December 31, 2018, respectively	1,319.4	1,184.2
Liabilities of discontinued operation	271.9	291.8
Total Liabilities	39,203.0	37,090.7
Total Equity	5,112.8	5,091.0
Total Liabilities and Equity	$44,315.8	$42,181.7

Capital Ratios*

	March 31, 2019	December 31, 2018
CET1 Capital	13.6%	13.4%
Tier 1 Capital Ratio	13.6%	13.4%
Total Capital Ratio	14.8%	14.7%
Tier 1 Leverage Ratio	10.9%	11.6%
*	The capital ratios presented above are reflective of the fully-phased in Basel III approach.

Loans and Leases by Segment (dollars in millions)

	March 31, 2019	December 31, 2018
Commercial Banking
Commercial Finance	$10,758.2	$10,537.1
Business Capital	6,250.6	6,112.7
Rail	3,792.4	3,810.5
Real Estate Finance	5,396.3	5,445.4
Total	26,197.5	25,905.7
Consumer Banking
Other Consumer Banking	3,922.4	3,748.4
Legacy Consumer Mortgages	2,687.8	2,787.5
Total	6,610.2	6,535.9
Total loans and leases	$32,807.7	$32,441.6

Condensed Statements of Operations (dollars in millions)

	Quarters Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Interest and fees on loans	$428.0	$415.5	$380.6
Other interest and dividends	63.6	52.2	47.4
Interest income	491.6	467.7	428.0
Interest on deposits	153.8	129.6	97.1
Interest on borrowings	23.0	20.7	16.5
Interest expense on deposits and payables with affiliated companies	7.0	6.0	6.5
Interest expense	183.8	156.3	120.1
Net interest revenue	307.8	311.4	307.9
Provision for credit losses	30.4	34.7	67.4
Net interest revenue, after credit provision	277.4	276.7	240.5
Rental income on operating leases	122.7	126.2	114.0
Other non-interest income	70.0	62.0	71.1
Total net revenue, net of interest expense and credit provision	470.1	464.9	425.6
Operating expenses	243.2	223.1	239.2
Depreciation on operating lease equipment	60.4	59.4	55.9
Maintenance and other operating lease expenses	25.8	25.2	4.0
Income before provision for income taxes	140.7	157.2	126.5
Provision for income taxes	36.6	27.1	33.5
Income from continuing operations	104.1	130.1	93.0
Loss on discontinued operation	(0.7)	(3.4)	(7.0)
Net income	$103.4	$126.7	$86.0
New business volume - funded	$2,684.0	$3,574.8	$2,625.4

Net Finance Revenue (dollars in millions)

	Quarters Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Interest income	$491.6	$467.7	$428.0
Rental income on operating leases	122.7	126.2	114.0
Finance revenue	614.3	593.9	542.0
Interest expense	183.8	156.3	120.1
Depreciation on operating lease equipment	60.4	59.4	55.9
Maintenance and other operating lease expenses	25.8	25.2	4.0
Net finance revenue	$344.3	$353.0	$362.0
AEA	$42,074.9	$39,446.0	$39,259.0

Net Finance Margin

	Quarters Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Interest income	4.67%	4.74%	4.36%
Rental income on operating leases	1.17%	1.28%	1.16%
Finance revenue	5.84%	6.02%	5.52%
Interest expense	1.75%	1.58%	1.22%
Depreciation on operating lease equipment	0.57%	0.60%	0.57%
Maintenance and other operating lease expenses	0.25%	0.26%	0.04%
Net finance margin	3.27%	3.58%	3.69%

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

Management believes that the judgments and estimates utilized for the more critical accounting estimates, such as the allowance for loan losses, realizability of deferred tax assets and goodwill, are reasonable.

We do not believe that different assumptions are more likely than those utilized, although actual events may differ from such assumptions. Consequently, our estimates could prove inaccurate, and we may be exposed to charges to earnings that could be material.

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from those described in our 2018 Form 10-K.

SELECT DATA

Select Data (dollars in millions)

	Quarters Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Select Statement of Operations Data
Net interest revenue	$280.9	$276.5	$270.7
Provision for credit losses	33.0	31.2	68.8
Total non-interest income	314.5	277.3	358.3
Total non-interest expenses	405.4	406.0	415.2
Income from continuing operations, net of tax	119.2	91.7	103.7
Net income	118.9	91.8	97.0
Net income available to common shareholders	118.9	82.3	97.0
Per Common Share Data
Diluted income per common share - continuing operations	$1.18	$0.78	$0.79
Diluted income per common share	1.18	0.78	0.74
Book value per common share	57.05	55.70	52.97
Tangible book value per common share	52.42	51.15	49.25
Dividends declared per common share	0.35	0.25	0.16
Dividend payout ratio	29.8%	32.1%	21.6%
Performance Ratios
Return (available to common shareholders; continuing operations) on average common stockholders' equity	8.47%	5.81%	6.09%
Return (available to common shareholders; continuing operations) on average tangible common stockholders' equity	9.67%	6.67%	6.83%
Net finance revenue as a percentage of average earning assets	3.20%	3.39%	3.45%
Return (available to common shareholders; continuing operations) on AEA	1.03%	0.75%	0.92%
Average total equity to average total asset ratio	12.2%	13.0%	15.0%
Balance Sheet Data
Loans including receivables pledged	$31,247.0	$30,795.4	$29,453.6
Allowance for loan losses	(487.5)	(489.7)	(447.6)
Operating lease equipment, net	6,989.5	6,970.6	6,774.9
Total cash and deposits	1,320.2	1,795.6	4,096.3
Investment securities	7,844.1	6,233.8	5,910.5
Total assets	50,781.5	48,537.4	51,542.5
Deposits	34,949.0	31,239.5	30,593.9
Borrowings	6,570.9	8,118.8	10,437.3
Total common stockholders’ equity	5,584.5	5,621.6	6,801.8
Credit Quality
Non-accrual loans as a percentage of loans	0.95%	0.92%	0.80%
Net charge-offs as a percentage of average loans	0.43%	0.32%	0.68%
Allowance for loan losses as a percentage of loans	1.56%	1.59%	1.52%
Capital Ratios
CET1 capital ratio (fully phased-in)	12.0%	12.0%	14.1%
Tier 1 capital ratio (fully phased-in)	12.7%	12.7%	14.8%
Total capital ratio (fully phased-in)	14.8%	14.8%	16.8%

NON-GAAP FINANCIAL MEASUREMENTS

The SEC has regulations that apply to any public disclosure or release of material information that includes a non-GAAP financial measure. A non-GAAP financial measure is a numerical measure of a company’s historical or future financial performance or financial position that may either exclude or include amounts, or is adjusted in some way to the effect of excluding or including, as compared to the most directly comparable measure calculated and presented in accordance with GAAP financial statements.

The accompanying MD&A of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk contain certain non-GAAP financial measures. We intend our non-GAAP financial measures to provide additional information and insight regarding operating results and financial position of the business and in certain cases to provide financial information that is presented to rating agencies and other users of financial information.

These non-GAAP measures are not in accordance with, or a substitute for, GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies.

1.	Total Net Revenue, Net Finance Revenue, and Net Operating Lease Revenue

Total net revenue is a non-GAAP measure that represents the combination of NFR and other non-interest income and is an aggregation of all sources of revenue for the Company. The source of the data is various income statement line items, arranged in a different order, and with different subtotals than included in the statement of income, and therefore is considered non-GAAP.

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

Due to the nature of our loans and leases, which include a higher proportion of operating lease equipment than most BHCs, certain financial measures commonly used by other BHCs are not as meaningful for our Company. As such, given our asset composition includes a high level of operating lease equipment, NFM as calculated below is used by management, instead of net interest margin (“NIM”), a common metric used by other BHCs that does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net operating lease revenue.

Net operating lease revenue is a non-GAAP measure that represents the combination of rental income on operating leases less depreciation on operating lease equipment and maintenance and other operating lease expenses. The net operating lease revenues measurement is used by management to monitor portfolio performance and returns on its purchased equipment.

Total Net Revenue and Net Operating Lease Revenue (dollars in millions)

	Quarters Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Interest income	$516.5	$492.0	$451.2
Rental income on operating lease equipment	217.7	229.8	253.6
Finance revenue (Non-GAAP)	734.2	721.8	704.8
Interest expense	235.6	215.5	180.5
Depreciation on operating lease equipment	79.4	79.5	76.4
Maintenance and other operating lease expenses	49.8	52.9	57.4
Net finance revenue (NFR) (Non-GAAP)	369.4	373.9	390.5
Other non-interest income	96.8	47.5	104.7
Total net revenues (Non-GAAP)	$466.2	$421.4	$495.2

NFR (Non-GAAP)	$369.4	$373.9	$390.5
Noteworthy items	-	-	(9.3)
Adjusted NFR (Non-GAAP)	$369.4	$373.9	$381.2
Net finance margin (NFR as a % of AEA)(NFM)(Non-GAAP)	3.20%	3.39%	3.45%
NFM, adjusted for noteworthy items (Non-GAAP)	3.20%	3.39%	3.37%

Net Operating Lease Revenue
Rental income on operating leases	$217.7	$229.8	$253.6
Depreciation on operating lease equipment	79.4	79.5	76.4
Maintenance and other operating lease expenses	49.8	52.9	57.4
Net operating lease revenue (Non-GAAP)	$88.5	$97.4	$119.8

2.	Operating Expenses and Net Efficiency Ratio

Operating expenses excluding intangible asset amortization is a non-GAAP measure used by management to compare period over period expenses. This reconciliation is provided within the Non-Interest Expenses section table. The net efficiency calculation is a key performance metric that gauges our expense usage. This calculation compares the level of expenses to the level of total net revenues and is calculated by dividing the operating expenses excluding intangible asset amortization by total net revenue (discussed above in item 1). A lower result reflects a more efficient use of our expenses to generate revenue. We exclude intangible amortization from these calculations as they are charges resulting from our strategic initiatives and not our operating activity, and exclude noteworthy items due to their episodic nature and size. Noteworthy items do not impact the operating expenses for any of the periods presented, but do impact total net revenues. Due to the exclusions of the mentioned items, and the noted aggregation of total net revenues, these are considered non-GAAP measures, as presented in the reconciliation below.

Net Efficiency Ratio (dollars in millions)

	Quarters Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Total net revenues (Non-GAAP)	$466.2	$421.4	$495.2
Noteworthy items	-	44.4	(9.3)
Adjusted total net revenues (Non-GAAP)	$466.2	$465.8	$485.9
Net Efficiency Ratio (Non-GAAP)	58.0%	59.8%	55.6%
Net Efficiency Ratio excluding noteworthy items (Non-GAAP)	58.0%	54.1%	56.7%

3.	Earning Assets, Average Earning Assets (“AEA”) and Core Loans and Leases

Earning asset balances (period end balances) displayed in the table below are directly derived from the respective line items in the balance sheet. These represent revenue generating assets, the average (AEA) of which provides a basis for management performance calculations, such as NFM. The average balances for the quarter ended March 31, 2019 are based on daily balances, as system enhancements completed during the quarter allowed for the new basis. The enhancements do not allow for prior period updates. Although prior quarter averages were derived from month end balances and remain as reported; these had been adjusted for the timing of significant transactions that would impact the average. Therefore, any difference compared to a daily average balance was not significant. Because the balances are used in aggregate, as well as the average, there are no direct comparative balances on the balance sheet, and, these are, therefore, considered non-GAAP measures.

Earning Assets (dollars in millions)

	Quarters Ended
Period End Earning Assets	March 31, 2019	December 31, 2018	March 31, 2018
Loans	$31,247.0	$30,795.4	$29,453.6
Operating lease equipment, net	6,989.5	6,970.6	6,774.9
Assets held for sale	79.4	88.4	2,298.8
Credit balances of factoring clients	(1,651.3)	(1,674.4)	(1,549.0)
Interest-bearing cash	1,190.1	1,596.8	3,895.4
Investment securities and securities purchased under agreement to resell	8,444.1	6,633.8	6,160.5
Indemnification assets	-	10.8	120.5
Total earning assets (Non-GAAP)	$46,298.8	$44,421.4	$47,154.7
Average Earning Assets (Non-GAAP)	$46,169.3	$44,113.3	$45,265.1

Certain portfolios within the segments are being managed but are being either run-off or sold. These include the LCM portfolio, NACCO rail assets in AHFS (sold in the fourth quarter of 2018), and NSP. In order to gauge the underlying level of loans and leases, management will exclude these portfolios when comparing to prior periods. By excluding these from the total average loans and leases, this metric is considered non-GAAP, and is presented only to assist the reader in understanding how management views the underlying change in these asset levels in aggregate. The following table reflects the average balances for the respective periods.

Core Average Loans and Leases (dollars in millions)

	Quarters Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Total average loans (incl HFS, net of credit balances)	$29,377.7	$28,954.3	$28,753.5
Total average operating lease equipment (incl HFS)	6,982.7	6,923.5	7,934.6
Total average loans and leases (Non-GAAP)	36,360.4	35,877.8	36,688.1
Non-core average portfolio, LCM	2,739.5	2,849.4	4,131.8
Non-core average portfolio, NACCO	-	-	1,226.1
Non-core average portfolios, NSP	19.0	26.6	61.1
Core average loans and leases (Non-GAAP)	$33,601.9	$33,001.8	$31,269.1

4.	Tangible Book Value, ROTCE and Tangible Book Value per Share

TBV, also referred to as tangible common equity, return on tangible common equity (“ROTCE”), and TBV per share are considered key financial performance measures by management, and are used by other financial institutions. TBV, as calculated and used by management, represents CIT’s common stockholders’ equity, less goodwill and intangible assets. ROTCE measures CIT’s profitability applicable to common stockholders as a percentage of average tangible common equity. This measure is useful for evaluating the performance of CIT as it calculates the return available to common stockholders without the impact of intangible assets and deferred tax assets. The average adjusted tangible common equity is derived using averages of balances presented, based on based on daily balances for the quarter ended March 31, 2019, as system enhancements completed during the quarter allowed for the new basis . The enhancements do not allow for prior period updates. Although prior quarter averages were derived from month end balances and remain as reported; these had been adjusted for the timing of significant transactions that would impact the average. Therefore, any difference compared to a daily average balance was not significant. TBV per share is calculated by dividing TBV by the outstanding number of common shares. TBV, ROTCE and TBV per share are measurements used by management and users of CIT’s financial data in assessing CIT’s use of equity. We believe the use of ratios that utilize tangible equity provides additional useful information because they present measures of those assets that can generate income.

CIT management believes TBV, ROTCE and TBV per share are important measures for comparative purposes with other institutions, but are not defined under U.S. GAAP, and therefore are considered non-GAAP financial measures.

Tangible Book Value (dollars in millions)

	Quarters Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Total common shareholders' equity	$5,584.5	$5,621.6	$6,801.8
Less: Goodwill	(369.9)	(369.9)	(369.9)
Intangible assets	(83.4)	(89.2)	(107.0)
Tangible book value (Non-GAAP, reconciled on Balance Sheet table)	5,131.2	5,162.5	6,324.9
Less: Disallowed deferred tax asset	(45.3)	(64.6)	(98.9)
Tangible common equity for ROTCE (Non-GAAP)	$5,085.9	$5,097.9	$6,226.0
Average tangible common equity (Non-GAAP)	$5,114.5	$5,200.1	$6,332.1

Income from continuing operations applicable to common shareholders	$119.2	$82.2	$103.7
Intangible asset amortization, after tax	4.4	4.5	4.4
Non-GAAP income from continuing operations - for ROTCE calculation	$123.6	$86.7	$108.1
Return on average tangible common equity (Non-GAAP)	9.67%	6.67%	6.83%
Non-GAAP income from continuing operations (from the following non-GAAP noteworthy tables)	$119.2	$127.1	$96.9
Intangible asset amortization, after tax	4.4	4.5	4.4
Non-GAAP income from continuing operations - for ROTCE calculation, excluding noteworthy items	$123.6	$131.6	$101.3
Return on average tangible common equity, after noteworthy items (Non-GAAP)	9.67%	10.12%	6.40%

5.	Net income excluding noteworthy items and income from continuing operations excluding noteworthy items

Net income excluding noteworthy items and income from continuing operations excluding noteworthy items are non-GAAP measures used by management as each excludes items from the respective line item in the GAAP statement of income. Due to the volume and size of noteworthy items, the Company believes that adjusting for these items provides the user of CIT’s financial information a measure of the underlying performance of the Company and of continuing operations specifically. The non-GAAP noteworthy items are summarized in the following categories: significant due to the size of the transaction; transactions pertaining to items no longer considered core to CIT’s on-going operations; and other items, even though the respective balance may not have been significant. There were no noteworthy items for the quarter ended March 31, 2019.

Net Income and Income from Continuing Operations, Excluding Noteworthy Items (dollars in millions, except per share data)

			Pre-tax		After-Tax	Per
	Description	Line Item	Balance	Tax(2)	Balance	Share
Quarter Ended December 31, 2018
Net income available to common shareholders					$82.3	$0.78
Continuing Operations	TRS termination charge	Other non-interest income	$69.5	$(17.0)	52.5	0.50
	NACCO gain on sale	Other non-interest income	(25.1)	5.7	(19.4)	(0.18)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	15.7	(3.9)	11.8	0.11
Non-GAAP income available to common shareholders, excluding noteworthy items(1)					$127.2	$1.21

Income from continuing operations available to common shareholders					$82.2	$0.78
	TRS termination charge	Other non-interest income	$69.5	$(17.0)	52.5	0.50
	NACCO gain on sale	Other non-interest income	(25.1)	5.7	(19.4)	(0.18)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	15.7	(3.9)	11.8	0.11
Non-GAAP income from continuing operations available to common shareholders, excluding noteworthy items(1)					$127.1	$1.21

			Pre-tax		After-Tax	Per
	Description	Line Item	Balance	Tax(2)	Balance	Share
Quarter Ended March 31, 2018
Net income available to common shareholders					$97.0	$0.74
Continuing Operations	NACCO suspended depreciation	Depreciation on operating lease equipment	$(9.3)	$2.5	(6.8)	(0.05)
Non-GAAP income available to common shareholders, excluding noteworthy items(1)					$90.2	$0.69

Income from continuing operations available to common shareholders					$103.7	$0.79
	NACCO suspended depreciation	Depreciation on operating lease equipment	$(9.3)	$2.5	(6.8)	(0.05)
Non-GAAP income from continuing operations available to common shareholders, excluding noteworthy items(1)					$96.9	$0.74
(1)	Items may not sum due to rounding.
(2)	Income tax rates vary depending on the specific item and the entity location in which it is recorded.
6.	Effective Tax Rate Reconciliation

The provision for income taxes before noteworthy items and tax discrete items and the respective effective tax rate are non-GAAP measures, which management uses for analytical purposes to understand the Company’s underlying tax rate. Noteworthy items are presented in item 5 above, and discussed in various sections of the MD&A.

Effective Tax Rate Reconciliation - Noteworthy Items (dollars in millions)

	Quarters Ended
	March 31, 2019	December 31, 2018	March 31, 2018
Provision for income taxes	$37.8	$24.9	$41.3
Income tax on noteworthy items	-	15.2	(2.5)
Provision for income taxes, before noteworthy items - Non-GAAP	37.8	40.1	38.8
Income tax - remaining discrete items	2.4	1.7	(1.7)
Provision for income taxes, before noteworthy and discrete tax items - Non-GAAP	$40.2	$41.8	$37.1
Income from continuing operations before provision for income taxes	$157.0	$116.6	$145.0
Noteworthy items before tax	-	60.1	(9.3)
Adjusted income from continuing operations before provision for income taxes - Non-GAAP	$157.0	$176.7	$135.7
Effective tax rate	24.1%	21.4%	28.5%
Effective tax rate, before noteworthy items - Non-GAAP	24.1%	22.7%	28.6%
Effective tax rate, before noteworthy and tax discrete items - Non-GAAP	25.6%	23.7%	27.3%
7.	Regulatory

Included within this Form 10-Q are risk-weighted assets, risk-based capital and leverage ratios as calculated under the Basel III Rule and the Transition Final Rule (effective January 1, 2018 to extend the regulatory capital treatment under 2017 transition provisions for certain items). Such measures are considered key regulatory capital measures used by banking regulators, investors and analysts to assess CIT’s regulatory capital position and to compare CIT to other financial institutions. For information on our capital ratios, see Capital section.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this document are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995, as amended. All statements contained herein that are not clearly historical in nature are forward-looking and the words “anticipate,” “believe,” “could,” “expect,” “estimate,” “forecast,” “intend,” “plan,” “potential,” “project,” “target” and similar expressions are generally intended to identify forward-looking statements. Any forward-looking statements contained herein, in press releases, written statements or other documents filed with the Securities and Exchange Commission or in communications and discussions with investors and analysts in the normal course of business through meetings, webcasts, phone calls and conference calls, concerning our operations, economic performance and financial condition are subject to known and unknown risks, uncertainties and contingencies. Forward-looking statements are included, for example, in the discussions about:

•

our liquidity risk and capital management, including our capital plan, leverage, capital ratios, and credit ratings, our liquidity plan, and our plans and the potential transactions designed to enhance our liquidity and capital, to repay secured and unsecured debt, to issue qualifying capital instruments, including Tier 1 qualifying preferred stock and Tier 2 qualifying subordinated debt, and for a return of capital,

•	our plans to change our funding mix, to access new sources of funding, and to broaden our deposit taking capabilities, and expanding our treasury management services,
•	our pending or potential acquisition and disposition plans, and the integration and restructuring risks inherent in such acquisitions, including the sale of our Financial Freedom servicing business,
•	our credit risk management and credit quality,
•	our asset/liability risk management,
•	our funding, borrowing costs and NFR,
•

our operational risks, including risk of operational errors, failure of operational controls, cybersecurity risks, success of systems enhancements and expansion of risk management and control functions,

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

All forward-looking statements involve risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or achievements to differ materially from anticipated results, performance or achievements expressed or implied in these statements. Forward-looking statements are based upon management’s estimates of fair values and of future costs, using currently available information. Factors, in addition to those disclosed in “Risk Factors”, that could cause such differences include, but are not limited to:

•	risks inherent in deposit funding, including reducing reliance on brokered deposits, increasing retail non-maturity accounts, and expanding treasury management services,
•	risks inherent in capital markets, including liquidity, changes in market interest rates and quality spreads, and our access to secured and unsecured debt markets,
•

risks inherent in a return of capital, including risks related to obtaining regulatory approval, the nature and allocation among different methods of returning capital, and the amount and timing of any capital return,

•	risks of actual or perceived economic slowdown, downturn or recession, including slowdown in customer demand for credit or increases in non-accrual loans or default rates,
•	industry cycles and trends, including in oil and gas, power and energy, telecommunications, information technology, and commercial and residential real estate,
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
•

regulatory changes and developments, including changes in laws or regulations governing our business and operations, or affecting our assets, including our operating lease equipment or changes in the regulatory environment, whether due to events or factors specific to CIT, or other large multi-national or regional banks, or the industry in general,

•

risks associated with dispositions of businesses or asset portfolios, including how to replace the income associated with such businesses or asset portfolios and the risk of residual liabilities from such businesses or portfolios, and

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, (the “Exchange Act”) as of March 31, 2019. Based on such evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part Two — Other Information

Item 1.  Legal Proceedings

CIT is currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business (collectively, “Litigation”), certain of which Litigation matters are described in Note 14 — Contingencies. In view of the inherent difficulty of predicting the outcome of Litigation matters, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter may be, if any. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT believes that the results of Litigation that is currently pending, taken together, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For more information about pending legal proceedings, including an estimate of certain reasonably possible losses in excess of reserved amounts, see Note 14 — Contingencies.

Item 1A.  Risk Factors

Risk factors remain unchanged during the quarter. For a discussion of risk factors, see Part I, Item 1A. Risk Factors, of CIT’s 2018 Form 10-K, and Forward-Looking Statements of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of our common stock during the quarter ended March 31, 2019 are presented in the following table:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
January 1 - 31, 2019	—	$—	—	—
February 1 - 28, 2019	1,085,700	49.89	1,085,700	—
March 1 - 31, 2019	2,568,300	48.86	2,568,300	—
Total Purchases	3,654,000

On January 28, 2019, CIT received a “non-objection” from the Federal Reserve Bank of New York to CIT’s plan for a common equity capital return of up to $450 million through September 2019. Approximately $270 million remains as of March 31, 2019. See the Capital section for further discussion of share repurchases.

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

4.4

Fourth Supplemental Indenture, dated as of August 1, 2013, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 5.00% Senior Unsecured Note due 2023) (incorporated by reference to Exhibit 4.2 to Form 8-K filed August 1, 2013).

4.5

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

4.6

Subordinated Indenture, dated as of March 9, 2018, between CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (incorporated by reference to Exhibit 4.3 to Form 8-K filed March 9, 2018).

4.7

First Supplemental Indenture, dated as of March 9, 2018, between CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 6.125% Subordinated Notes due 2028) (incorporated by reference to Exhibit 4.4 to Form 8-K filed March 9, 2018).

4.8

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
10.6

Stockholders Agreement, by and among CIT Group Inc. and the parties listed on the signature pages thereto, dated as of July 21, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 25, 2014).

10.7*	Offer Letter, dated October 27, 2015, between CIT Group Inc. and Ellen R. Alemany, including Attached Exhibits. (incorporated by reference to Exhibit 10.39 to Form 10-Q filed November 13, 2015).
10.8

Form of CIT Group Inc. Long-Term Incentive Plan Performance Share Unit Award Agreement (2016) (with ROTCE and Credit Provision Performance Measures) (incorporated by reference to Exhibit 10-42 to Form 10-K filed on March 16, 2017).

10.9

Form of CIT Group Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (2016) (with Performance Based Vesting) (incorporated by reference to Exhibit 10-43 to Form 10-K filed on March 16, 2017).

10.10

Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2016) (with ROTCE and Credit Provision Performance Measures) (incorporated by reference to Exhibit 10-45 to Form 10-K filed on March 16, 2017).

10.11

Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2016) (incorporated by reference to Exhibit 10-46 to Form 10-K filed on March 16, 2017).

10.12	CIT Employee Severance Plan (As Amended and Restated Effective January 1, 2017) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed November 9, 2016).
10.13	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Director Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10-48 to Form 10-K filed on March 16, 2017).
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
10.18

Amendment No. 3 to Second Amended and Restated Revolving Credit and Guaranty Agreement, dated as of February 19, 2019, among CIT Group Inc., certain subsidiaries of CIT Group Inc., as Guarantors, the Lenders party thereto from time to time and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.1 of Form 8-K filed February 19, 2019).

10.19	Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2019) (Filed herein).
10.20	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with performance Based Vesting) (2019) (Filed herein).
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
101.1

The following materials from CIT Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

May 3, 2019	CIT GROUP INC.

/s/ John Fawcett
John Fawcett
Executive Vice President and
Chief Financial Officer

/s/ Edward K. Sperling
Edward K. Sperling
Executive Vice President and Controller