Form 10-Q
period 2019-06-30
CIT GROUP INC
filed 2019-08-02
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934	☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of ‘large accelerated filer,’ ‘accelerated filer’, ‘smaller reporting company’ and ‘emerging growth company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of July 26, 2019, there were 94,684,642 shares of the registrant’s common stock outstanding.

Part One — Financial Information

Item 1. Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions — except share data)

	June 30,	December 31,
	2019	2018
Assets
Cash and due from banks, including restricted balances of $23.3 at June 30, 2019 and $25.5 at December 31, 2018 (see Note 8 for amounts pledged)	$116.8	$198.8
Interest bearing cash, including restricted balances of $2.2 at June 30, 2019 and $2.5 at December 31, 2018 (see Note 8 for amounts pledged)	1,555.6	1,596.8
Securities purchased under agreement to resell	850.0	400.0
Investment securities, including securities carried at fair value with changes recorded in net income of $46.4 at June 30, 2019 and $44.6 at December 31, 2018 (see Note 8 for amounts pledged)	6,571.7	6,233.8
Assets held for sale	190.8	88.4
Loans (see Note 8 for amounts pledged)	31,322.8	30,795.4
Allowance for loan losses	(487.4)	(489.7)
Total loans, net of allowance for loan losses	30,835.4	30,305.7
Operating lease equipment, net (see Note 8 for amounts pledged)	7,056.1	6,970.6
Bank-owned life insurance	1,027.7	814.1
Goodwill	369.9	369.9
Other assets, including $205.8 at June 30, 2019 and $119.9 at December 31, 2018, at fair value	1,828.2	1,309.5
Assets of discontinued operations	155.4	249.8
Total Assets	$50,557.6	$48,537.4
Liabilities
Deposits	$35,324.4	$31,239.5
Credit balances of factoring clients	1,175.8	1,674.4
Other liabilities, including $227.4 at June 30, 2019 and $146.6 at December 31, 2018, at fair value	1,562.6	1,261.1
Borrowings, including $0.9 at June 30, 2019 and $0.9 at December 31, 2018 contractually due within twelve months	6,326.4	8,118.8
Liabilities of discontinued operations	252.4	297.0
Total Liabilities	44,641.6	42,590.8
Stockholders’ Equity
Preferred Stock: $0.01 par value, 100,000,000 shares authorized, 325,000 shares issued and outstanding	325.0	325.0
Common Stock: $0.01 par value, 600,000,000 shares authorized
Issued: 162,116,252 at June 30, 2019 and 161,073,078 at December 31, 2018	1.6	1.6
Outstanding: 94,745,441 at June 30, 2019 and 100,919,707 at December 31, 2018
Paid-in capital	6,836.2	6,810.8
Retained earnings	2,111.4	1,924.4
Accumulated other comprehensive loss	(65.1)	(178.3)
Treasury stock: 67,370,811 shares at June 30, 2019 and 60,153,371 shares at December 31, 2018 at cost	(3,293.1)	(2,936.9)
Total Common Stockholders’ Equity	5,591.0	5,621.6
Total Equity	5,916.0	5,946.6
Total Liabilities and Equity	$50,557.6	$48,537.4

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in millions — except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income
Interest and fees on loans	$457.0	$415.5	$908.3	$816.4
Other interest and dividends	58.5	58.1	123.7	108.4
Interest income	515.5	473.6	1,032.0	924.8
Interest expense
Interest on deposits	173.9	110.6	327.7	207.7
Interest on borrowings	68.8	94.6	150.6	178.0
Interest expense	242.7	205.2	478.3	385.7
Net interest revenue	272.8	268.4	553.7	539.1
Provision for credit losses	28.6	32.9	61.6	101.7
Net interest revenue, after credit provision	244.2	235.5	492.1	437.4
Non-interest income
Rental income on operating leases	213.0	261.3	430.7	514.9
Other non-interest income	106.1	135.4	202.9	240.1
Total non-interest income	319.1	396.7	633.6	755.0
Total revenue, net of interest expense and credit provision	563.3	632.2	1,125.7	1,192.4
Non-interest expenses
Depreciation on operating lease equipment	76.8	77.2	156.2	153.6
Maintenance and other operating lease expenses	48.3	63.5	98.1	120.9
Operating expenses	267.8	267.5	543.9	548.8
Loss on debt extinguishment and deposit redemption	0.2	19.3	0.3	19.4
Total non-interest expenses	393.1	427.5	798.5	842.7
Income from continuing operations before provision for income taxes	170.2	204.7	327.2	349.7
Provision for income taxes	33.4	57.4	71.2	98.7
Income from continuing operations	136.8	147.3	256.0	251.0
Discontinued operations
Total income (loss) from discontinued operations, net of taxes	0.8	(20.5)	0.5	(27.2)
Net income	$137.6	$126.8	$256.5	$223.8
Preferred dividends	9.4	9.4	9.4	9.4
Net income available to common shareholders	$128.2	$117.4	$247.1	$214.4
Income from continuing operations available to common shareholders	$127.4	$137.9	$246.6	$241.6
Basic income per common share
Income from continuing operations	$1.32	$1.12	$2.51	$1.90
Income (loss) from discontinued operations	0.01	(0.17)	-	(0.21)
Basic income per share	$1.33	$0.95	$2.51	$1.69
Diluted income per common share
Income from continuing operations	$1.32	$1.11	$2.50	$1.88
Income (loss) from discontinued operations	0.01	(0.17)	-	(0.21)
Diluted income per share	$1.33	$0.94	$2.50	$1.67
Average number of common shares (thousands)
Basic	96,173	123,499	98,287	126,964
Diluted	96,483	124,686	98,780	128,110

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$137.6	$126.8	$256.5	$223.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4.5	(4.2)	10.2	(6.6)
Net unrealized gains (losses) on available for sale securities	55.6	(22.4)	100.8	(86.3)
Changes in benefit plans net gain (loss) and prior service (cost)/credit	—	0.4	2.2	3.8
Other comprehensive income (loss), net of tax	60.1	(26.2)	113.2	(89.1)
Comprehensive income	$197.7	$100.6	$369.7	$134.7

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total Equity
March 31, 2019	$325.0	$1.6	$6,825.2	$2,017.6	$(125.2)	$(3,134.7)	$5,909.5
Net income	—	—	—	137.6	—	—	137.6
Other comprehensive income, net of tax	—	—	—	—	60.1	—	60.1
Dividends paid ($0.35 per Common Share and $29.00 per Preferred Share)	—	—	—	(43.8)	—	—	(43.8)
Share repurchases	—	—	—	—	—	(158.2)	(158.2)
Amortization of stock compensation expenses	—	—	10.2	—	—	(0.2)	10.0
Employee stock purchase plan	—	—	0.8	—	—	—	0.8
June 30, 2019	$325.0	$1.6	$6,836.2	$2,111.4	$(65.1)	$(3,293.1)	$5,916.0
March 31, 2018	$325.0	$2.1	$8,811.8	$1,982.7	$(149.9)	$(3,844.9)	$7,126.8
Net income	—	—	—	126.8	—	—	126.8
Other comprehensive loss, net of tax	—	—	—	—	(26.2)	—	(26.2)
Dividends paid ($0.16 per Common Share and $29.00 per Preferred Share)	—	—	—	(30.1)	—	—	(30.1)
Share repurchases	—	—	—	—	—	(681.4)	(681.4)
Amortization of stock compensation expenses	—	—	9.5	—	—	(0.4)	9.1
Employee stock purchase plan	—	—	0.7	—	—	—	0.7
June 30, 2018	$325.0	$2.1	$8,822.0	$2,079.4	$(176.1)	$(4,526.7)	$6,525.7
December 31, 2018	$325.0	$1.6	$6,810.8	$1,924.4	$(178.3)	$(2,936.9)	$5,946.6
Net income	—	—	—	256.5	—	—	256.5
Other comprehensive income, net of tax	—	—	—	—	113.2	—	113.2
Dividends paid ($0.60 per Common Share and $29.00 per Preferred Share)	—	—	—	(69.5)	—	—	(69.5)
Share repurchases	—	—	—	—	—	(337.9)	(337.9)
Amortization of stock compensation expenses	—	—	23.9	—	—	(18.3)	5.6
Employee stock purchase plan	—	—	1.5	—	—	—	1.5
June 30, 2019	$325.0	$1.6	$6,836.2	$2,111.4	$(65.1)	$(3,293.1)	$5,916.0
December 31, 2017	$325.0	$2.1	$8,798.1	$1,906.5	$(86.5)	$(3,625.2)	$7,320.0
Adoption of Accounting Standard Updates 2016-01, 2016-16, and 2018-02	—	—	—	0.7	(0.5)	—	0.2
Net income	—	—	—	223.8	—	—	223.8
Other comprehensive loss, net of tax	—	—	—	—	(89.1)	—	(89.1)
Dividends paid ($0.32 per Common Share and $29.00 per Preferred Share)	—	—	—	(51.6)	—	—	(51.6)
Share repurchases	—	—	—	—	—	(876.3)	(876.3)
Amortization of stock compensation expenses	—	—	22.5	—	—	(25.2)	(2.7)
Employee stock purchase plan	—	—	1.4	—	—	—	1.4
June 30, 2018	$325.0	$2.1	$8,822.0	$2,079.4	$(176.1)	$(4,526.7)	$6,525.7

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operations
Net income	$256.5	$223.8
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	61.6	101.7
Depreciation on operating lease equipment	156.2	153.6
Amortization of stock compensation expenses	23.9	22.5
Net gain on asset sales and impairments on assets held for sale	(45.9)	(46.0)
Loss on debt extinguishment and deposit redemption	0.3	19.4
Provision for deferred income taxes	38.7	57.6
Increase in finance receivables held for sale	(64.7)	(13.0)
Increase in other assets	(300.0)	(136.5)
Increase (decrease) in other liabilities	28.0	(21.6)
Other operating activities	37.0	139.4
Net cash flows provided by operations	191.6	500.9
Cash Flows From Investing Activities
Changes in loans, net	(1,348.5)	(470.7)
Purchases of investment securities	(5,012.7)	(1,055.4)
Proceeds from sales and maturities of investment securities	4,341.9	1,502.3
Proceeds from asset and receivable sales	307.9	1,093.0
Purchases of assets to be leased and other equipment	(271.3)	(304.6)
Proceeds from sale of OREO, net of repurchases	22.3	46.9
Purchase of bank owned life insurance	(200.0)	—
Other investing activities	22.9	20.9
Net cash flows (used in) provided by investing activities	(2,137.5)	832.4
Cash Flows From Financing Activities
Proceeds from the issuance of term debt and FHLB advances	600.0	3,065.7
Repayments of term debt, FHLB advances, and net settlements	(2,405.5)	(3,237.1)
Net increase in deposits	4,061.5	1,606.2
Repurchase of common stock	(337.9)	(876.3)
Dividends paid	(69.5)	(51.6)
Other financing activities	(28.4)	(81.8)
Net cash flows provided by financing activities	1,820.2	425.1
Effect of exchange rate changes on cash and cash equivalents	2.5	(8.8)
(Decrease) increase in cash, cash equivalents and restricted cash	(123.2)	1,749.6
Cash, cash equivalents, and restricted cash beginning of period	1,795.6	1,726.4
Cash, cash equivalents, and restricted cash end of period	$1,672.4	$3,476.0
Supplementary Cash Flow Disclosures
Interest paid	$(481.4)	$(376.8)
Federal, foreign, state and local income taxes refunded (paid), net	(16.8)	(18.2)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	251.9	219.4
Transfer of assets from held for sale to held for investment	5.7	20.8
Transfers of assets to OREO	15.6	24.1
Commitments extended during the period on affordable housing investment credits	63.0	38.1

The following tables shows a reconciliation of cash, cash equivalents and restricted cash on the Balance Sheet to that presented in the above Statements of Cash Flow.

	Six Months Ended June 30,
	2019	2018
Cash and due from banks, including restricted balances of $23.3 and $26.5 at June 30, 2019 and June 30, 2018, respectively	$116.8	$208.6
Interest bearing deposits, including restricted balances of $2.2 and $81.1 at June 30, 2019 and June 30, 2018, respectively	1,555.6	3,267.0
Cash included in assets of discontinued operations	—	0.4
Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$1,672.4	$3,476.0

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

The accounting and financial reporting policies of CIT conform to GAAP and the preparation of the consolidated financial statements is in conformity with GAAP, which requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. Some of the more significant estimates include: allowance for loan losses and loan impairment, realizability of deferred tax assets, and goodwill. Additionally, where applicable, the policies conform to accounting and reporting guidelines prescribed by bank regulatory authorities.

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

Discontinued Operations

Discontinued Operations as of June 30, 2019 and December 31, 2018 included certain assets and liabilities of (i) the Business Air business and (ii) the Financial Freedom reverse mortgage servicing business.

Income (loss) from discontinued operations reflects the activities of the Business Air and Financial Freedom businesses for the quarters and six months ended June 30, 2019 and 2018.

The Financial Freedom business (“Financial Freedom”) was acquired in conjunction with the acquisition of OneWest Bank, N.A. (the “OneWest Transaction”) in 2015. Financial Freedom was sold on May 31, 2018 and the economic benefit and risk of the business was transferred to the buyer. The sale included all the operations, mortgage servicing rights, and related servicing assets and liabilities. At June 30, 2019, certain assets and liabilities of the Financial Freedom business remained in discontinued operations pending CIT’s receipt of the required investor consent. CIT received the required investor consent in July 2019. See further discussion in Note 2 — Discontinued Operations.

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are included in the Company's 2018 Form 10-K. Effective January 1, 2019, CIT changed its accounting policy for leases resulting from the adoption of Accounting Standards Codification ("ASC") 842, Leases and subsequent related Accounting Standards Updates ("ASUs"). There were no other material changes to policies during the six months ended June 30, 2019. In addition to the Company’s adoption of the new leasing standard outlined below, refer to the Other Newly Adopted Accounting Standards section for other ASUs adopted in 2019.

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

Lessor Accounting for Periods Prior to Adoption of Topic 842 (Prior to January 1, 2019)

Lessor accounting was not fundamentally changed by ASC 842 and remains similar to the prior accounting model, with updates to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard. The new rules did not have a significant impact on our classification of leases as finance or operating. Under ASC 840 our finance leases typically met criteria for classification as direct financings leases; however, due to a change in lease guidance similar leases are classified as sales-type leases under ASC 842 although there continues to be no selling profit or loss at lease commencement. The primary impact to the Company related to initial direct costs and certain property taxes. The new lease guidance has a narrower definition of initial direct costs that may be capitalized and allocated internal costs and professional fees to negotiate and arrange the lease agreement that would have been incurred regardless of lease execution no longer qualify as initial direct cost. On January 1, 2019, we began to record gross operating expenses and other non-interest income for property taxes paid by CIT as lessor that are reimbursed by the lessees.

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

Other Newly Adopted Accounting Standards

In addition to ASC 842, Leases noted above, the following pronouncements were issued by the Financial Accounting Standards Board (“FASB”) and adopted by CIT as of January 1, 2019. Refer to Note 1 – Business and Summary of Significant Accounting Policies on Form 10-Q for the quarter ended March 31, 2019 for a detailed description of these pronouncements:

•	ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities.
•	ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Base Payment Accounting.
•	ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting.

Recent Accounting Pronouncements

The following accounting pronouncements were issued by the FASB but are not yet effective for CIT.

Standard	Summary of Guidance	Effect on CIT's Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs Issued June 2016 with Updates through May 2019

•ASU 2016-13 introduces a forward-looking “expected loss” model (the “Current Expected Credit Losses” (“CECL”) model) to estimate credit losses over the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under current U.S. GAAP. Estimates of expected credit losses under the new model will be based on relevant information about past events, current conditions, and reasonable and supportable forecasts regarding the collectability of reported amounts. Generally, the new model requires that an allowance for credit losses (“ACL”) be estimated and recognized for financial assets measured at amortized cost within its scope.

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

•ASU 2018-19, clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20 and should be accounted for in accordance with Topic 842, Leases.

•ASU 2019-04 clarifies certain aspects of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, as well as extension and renewal options, among other items.

•ASU 2019-05 allows companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis.

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

ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments Issued April 2019

•The FASB amended its standards on credit losses, hedging, and recognizing and measuring financial instruments to clarify them and address implementation issues.

•Refer to ASU 2016-13 above for the amendments that clarify the scope of the credit losses standard.

•With respect to codification improvements to Update 2017-12 and other hedge accounting, the amendments address partial-term fair value hedges, fair value hedge basis adjustments, and certain transition requirements, among other items.

•Codification Improvements to Update 2017-12 and Other Hedging Items is effective for CIT as of January 1, 2020. Early adoption is permitted.

•Codification Improvements to Update 2016-01 is effective as of January 1, 2020. Early adoption is permitted in any interim period following the issuance of this Update.

•CIT is currently evaluating the impact of this ASU on CIT’s consolidated financial statements and disclosures but does not expect the adoption of this standard to have a material impact on CIT’s consolidated financial statements and disclosures.

NOTE 2 — DISCONTINUED OPERATIONS

Discontinued operations was comprised of Business Air and residual activity of the Financial Freedom servicing business (“Financial Freedom”), a former division of CIT Bank that serviced reverse mortgage loans, which was sold in May 2018. The following condensed financial information includes the combination of the Company’s discontinued operations for the quarters and six months ended June 30, 2019 and 2018, and as of June 30, 2019 and December 31, 2018. See the Company’s 2018 Form 10-K, Note 2 – Discontinued Operations, for further information.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Condensed Combined Balance Sheet (dollars in millions)

	June 30, 2019	December 31, 2018
Net loans(1)	$153.8	$248.1
Other assets	1.6	1.7
Assets of discontinued operations	$155.4	$249.8
Secured borrowings(1)	$152.6	$195.0
Other liabilities(2)	99.8	102.0
Liabilities of discontinued operations	$252.4	$297.0
(1)

Net loans primarily include $139.8 million and $175.9 million of securitized balances, related to Financial Freedom, at June 30, 2019 and December 31, 2018, respectively. Secured borrowings primarily relate to those receivables.

(2)	Other liabilities primarily include liabilities related to Financial Freedom.

Condensed Combined Statement of Income (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income(1)	$1.6	$4.1	$3.4	$8.3
Interest expense(1)	1.2	2.9	2.8	6.0
Rental income on operating leases	-	-	-	0.5
Other income	1.3	4.5	3.0	10.2
Operating expenses(2)	0.6	11.3	2.9	27.8
Income (loss) from discontinued operations before provision (benefit) for income taxes	1.1	(5.6)	0.7	(14.8)
Provision (benefit) for income taxes(3)	0.3	(1.4)	0.2	(3.9)
Loss on sale of discontinued operation, net of taxes	-	(16.3)	-	(16.3)
Income (loss) from discontinued operations, net of taxes	$0.8	$(20.5)	$0.5	$(27.2)
(1)	Includes amortization for the premium associated with the HECM loans and related secured borrowings.
(2)

For the quarter and six months ended June 30, 2019, operating expenses are insignificant. For the quarter and six months ended June 30, 2018, operating expense is comprised of salaries and benefits, professional and legal services, and other expenses such as data processing, premises and equipment, and miscellaneous charges.

(3)

For the quarters ended June 30, 2019 and 2018, the Company's tax rate for discontinued operations was 25.7% and 27%, respectively.  For the six months ended June 30, 2019 and 2018, the Company’s tax rate for discontinued operations was 25.7% and 27%, respectively.

Condensed Combined Statement of Cash Flows (dollars in millions)

	Six Months Ended June 30,
	2019	2018
Net cash flows (used in) provided by operations	$(4.4)	$17.5
Net cash flows provided by investing activities	54.9	55.8

Reverse Mortgage Servicing

Certain assets and liabilities of Financial Freedom remained in discontinued operations as a financing transaction due to the pending investor consent from the Government National Mortgage Association (“GNMA”). As the servicer of home equity conversion mortgage (“HECM”) loans, the Company is obligated to fund future borrower advances for taxes and insurance, and line of credit draws. In addition, the Company is required to repurchase the HECM loans out of GNMA HECM mortgage-backed securities (“HMBS”) securitization pools once the outstanding principal balance is equal to or greater than 98% of the maximum claim amount or when the property forecloses to OREO, which reduces the secured borrowing balance. Because the economic benefit and risk of Financial Freedom was transferred to the buyer, the servicing of the loans and payments for servicer advances and required repurchase are performed by the buyer with title transfer from CIT to the buyer. HECM loan commitments associated with the servicer obligation to fund future advances totaled $20 million at June 30, 2019 and $23 million at December 31, 2018 (included as part of the Financing commitments table presented in Note 13 – Commitments). Additionally, the Company services $110.1 million and $122.5 million of HMBS outstanding principal balance at June 30, 2019 and December 31, 2018, respectively, for transferred loans securitized by IndyMac for which OneWest Bank had purchased the mortgage servicing rights (“MSRs”) prior to the FDIC-assisted acquisition of IndyMac. Because the HECM loans are federally insured by the FHA and the secured borrowing guaranteed to the investors by GNMA, the Company does not believe maximum loss exposure as a result of its involvement is material. In July 2019, CIT obtained the required investor consent to transfer the servicer obligation to a third party. Accordingly, CIT will no longer have this servicer obligation and the related assets and liabilities are expected to qualify for derecognition in the third quarter.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 — LOANS

Loans, excluding those reflected as discontinued operations, consist of the following:

Loans by Product (dollars in millions)

	June 30, 2019	December 31, 2018
Commercial loans	$22,831.3	$22,285.7
Financing Leases and Leverage Leases	2,324.1	2,489.4
Total commercial	25,155.4	24,775.1
Consumer loans	6,167.4	6,020.3
Total loans	31,322.8	30,795.4
Loans held for sale(1)	190.8	88.4
Loans and held for sale loans(1)	$31,513.6	$30,883.8
(1)	Since the Company manages the credit risk and collections of loans held for sale consistently with its loans held for investment, the aggregate amount is presented in this table.

The following table presents loans, excluding loans held for sale, by segment, based on obligor location:

Loans (dollars in millions)

	June 30, 2019			December 31, 2018
	Domestic	Foreign	Total	Domestic	Foreign	Total
Commercial Banking	$22,945.3	$1,632.6	$24,577.9	$22,732.8	$1,530.6	$24,263.4
Consumer Banking(1)	6,744.9	-	6,744.9	6,532.0	-	6,532.0
Total	$29,690.2	$1,632.6	$31,322.8	$29,264.8	$1,530.6	$30,795.4

(1)

The Consumer Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration ("SBA") loans. These loans are excluded from the Consumer loan balances and included in the Commercial loan balances in the tables throughout this note.

The following table presents selected components of the net investment in loans:

Components of Net Investment (1) (dollars in millions)

	June 30,	December 31,
	2019	2018
Unearned income	$(446.3)	$(778.8)
Unamortized premiums / (discounts)	27.2	20.6
Accretable yield on PCI loans	(827.0)	(903.8)
Net unamortized deferred costs and (fees)	39.8	85.7
(1)

Balances at June 30, 2019 in the table above exclude finance leases and leveraged leases. CIT adopted ASC 842, Leases on January 1, 2019 and finance leases and leveraged leases disclosures are presented in Note 5 — Leases. Balances at December 31, 2018 in the table above includes both loans and finance leases.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Credit Quality Information

The following table summarizes commercial loans by the risk ratings that bank regulatory agencies utilize to classify credit exposure and which are consistent with indicators the Company monitors. The consumer loan risk profiles are different from commercial loans, and use loan-to-value (“LTV”) ratios in rating the credit quality, and, therefore, are presented separately below.

Commercial Loans Including Held for Sale Loans — Risk Rating by Class / Segment (dollars in millions)

Grade:	Pass	Special Mention	Classified- accrual	Classified- non-accrual	PCI Loans	Total
June 30, 2019
Commercial Banking
Commercial Finance	$9,490.1	$525.7	$751.5	$185.0	$—	$10,952.3
Real Estate Finance	5,181.4	291.6	50.1	3.2	31.4	5,557.7
Business Capital	7,253.1	488.4	371.1	47.2	—	8,159.8
Rail	62.2	—	—	—	—	62.2
Total Commercial Banking	21,986.8	1,305.7	1,172.7	235.4	31.4	24,732.0
Consumer Banking
Other Consumer Banking - Primarily SBA Loans	524.0	4.3	47.1	0.4	1.7	577.5
Total Consumer Banking	524.0	4.3	47.1	0.4	1.7	577.5
Non- Strategic Portfolios	3.5	0.5	2.0	1.9	—	7.9
Total	$22,514.3	$1,310.5	$1,221.8	$237.7	$33.1	$25,317.4
December 31, 2018
Commercial Banking
Commercial Finance	$8,637.7	$559.5	$1,096.3	$190.0	$4.7	$10,488.2
Real Estate Finance	5,023.2	162.2	225.5	2.2	32.2	5,445.3
Business Capital	7,550.1	415.3	299.3	45.7	—	8,310.4
Rail	82.7	0.5	0.6	—	—	83.8
Total Commercial Banking	21,293.7	1,137.5	1,621.7	237.9	36.9	24,327.7
Consumer Banking
Other Consumer Banking - Primarily SBA Loans	446.4	7.1	55.8	0.4	1.8	511.5
Total Consumer Banking	446.4	7.1	55.8	0.4	1.8	511.5
Non- Strategic Portfolios	5.7	1.0	7.4	6.1	—	20.2
Total	$21,745.8	$1,145.6	$1,684.9	$244.4	$38.7	$24,859.4

The following table provides a summary of the consumer loan LTV distribution and the covered loans held for investment balances for primarily single-family residential (“SFR”) mortgage loans. The average LTV was 64% for the Total Consumer Loans included below at both June 30, 2019 and December 31, 2018. The table below excludes loans that are held for sale.

Consumer Loan LTV Distribution (dollars in millions)

	Covered Loans(2)		Non-covered Loans		Total Consumer
LTV Range	Non-PCI	PCI	Non-PCI	PCI	Loans
June 30, 2019
Greater than 125%	$—	$3.7	$5.9	$86.4	$96.0
101% – 125%	—	14.1	5.8	146.6	166.5
80% – 100%	0.8	71.4	211.2	321.3	604.7
Less than 80%	352.3	263.1	4,040.7	643.1	5,299.2
Not Applicable(1)	—	—	1.0	—	1.0
Total	$353.1	$352.3	$4,264.6	$1,197.4	$6,167.4

December 31, 2018
Greater than 125%	$1.3	$105.6	$4.9	$—	$111.8
101% – 125%	5.3	186.1	4.7	—	196.1
80% – 100%	27.3	446.8	220.3	—	694.4
Less than 80%	1,068.5	916.0	3,032.6	—	5,017.1
Not Applicable(1)	—	—	0.9	—	0.9
Total	$1,102.4	$1,654.5	$3,263.4	$—	$6,020.3
(1)	Certain Consumer Loans do not have LTV's.
(2)

Covered loans at December 31, 2018, include approximately $2 billion related to the FDIC loss share agreement under the IndyMac Transaction with an indemnification period that expired on March 31, 2019.

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

The loss share agreements with the FDIC relates to the IndyMac Transaction in March 2009 and the FDIC-assisted transactions of First Federal Bank of California in December 2009 (“First Federal Transaction”) and La Jolla Bank, FSB in February 2010 (“La Jolla Transaction”) with the indemnification period ending in March 2019, December 2019 and February 2020, respectively. No indemnification asset was recognized in connection with the First Federal Transaction and La Jolla Transaction. The Company separately recognizes a net receivable (recorded in other assets) for the claim submissions filed with the FDIC. At June 30, 2019, the indemnification asset is zero, as compared to $10.8 million at December 31, 2018 and a net receivable from the FDIC of zero and $6.4 million, respectively.

As of June 30, 2019, there is no remaining amount of negative amortization contractually permitted on consumer loans.

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Loans Including Held for Sale Loans - Delinquency Status (dollars in millions)

	Past Due			Total
	30-59	60-89	90 or more	Past Due	Current	PCI Loans (1)	Total
June 30, 2019
Commercial Banking
Commercial Finance	$0.4	$—	$87.9	$88.3	$10,864.0	$—	$10,952.3
Real Estate Finance	—	1.7	3.6	5.3	5,521.0	31.4	5,557.7
Business Capital	87.6	32.6	17.5	137.7	8,022.1	—	8,159.8
Rail	—	—	—	—	62.2	—	62.2
Total Commercial Banking	88.0	34.3	109.0	231.3	24,469.3	31.4	24,732.0
Consumer Banking
Legacy Consumer Mortgage	28.4	6.2	33.3	67.9	948.9	1,549.7	2,566.5
Other Consumer Banking	23.6	6.5	3.4	33.5	4,172.0	1.7	4,207.2
Total Consumer Banking	52.0	12.7	36.7	101.4	5,120.9	1,551.4	6,773.7
Non-Strategic Portfolios	—	1.5	1.9	3.4	4.5	—	7.9
Total	$140.0	$48.5	$147.6	$336.1	$29,594.7	$1,582.8	$31,513.6
December 31, 2018
Commercial Banking
Commercial Finance	$—	$—	$70.3	$70.3	$10,413.2	$4.7	$10,488.2
Real Estate Finance	8.9	12.0	5.1	26.0	5,387.1	32.2	5,445.3
Business Capital	146.7	35.4	17.5	199.6	8,110.8	—	8,310.4
Rail	2.8	0.9	1.5	5.2	78.6	—	83.8
Total Commercial Banking	158.4	48.3	94.4	301.1	23,989.7	36.9	24,327.7
Consumer Banking
Legacy Consumer Mortgage	25.9	5.9	37.6	69.4	1,063.5	1,654.5	2,787.4
Other Consumer Banking	25.3	3.1	2.1	30.5	3,716.2	1.8	3,748.5
Total Consumer Banking	51.2	9.0	39.7	99.9	4,779.7	1,656.3	6,535.9
Non-Strategic Portfolios	0.1	1.3	5.8	7.2	13.0	—	20.2
Total	$209.7	$58.6	$139.9	$408.2	$28,782.4	$1,693.2	$30,883.8
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

Loans on Non-Accrual Status (dollars in millions)(1)

	June 30, 2019			December 31, 2018
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial Banking
Commercial Finance	$185.0	$-	$185.0	$190.0	$-	$190.0
Business Capital	47.2	-	47.2	45.7	-	45.7
Real Estate Finance	3.2	-	3.2	2.2	-	2.2
Total Commercial Banking	235.4	-	235.4	237.9	-	237.9
Consumer Banking
Other Consumer Banking	5.0	-	5.0	6.1	-	6.1
Legacy Consumer Mortgages	9.7	18.9	28.6	32.2	-	32.2
Total Consumer Banking	14.7	18.9	33.6	38.3	-	38.3
Non-Strategic Portfolios	-	1.9	1.9	-	6.1	6.1
Total	$250.1	$20.8	$270.9	$276.2	$6.1	$282.3
Repossessed assets and OREO			30.8			33.0
Total non-performing assets			$301.7			$315.3
Commercial loans past due 90 days or more accruing			$40.1			$21.9
Consumer loans past due 90 days or more accruing			15.2			13.7
Total accruing loans past due 90 days or more			$55.3			$35.6
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

The table below summarizes the residential mortgage loans in the process of foreclosure and OREO:

Loans in Process of Foreclosure and OREO (dollars in millions)

	June 30, 2019	December 31, 2018
PCI	$119.6	$122.6
Non-PCI (1)	21.4	24.1
Loans in process of foreclosure	$141.0	$146.7
OREO	$30.0	$32.0

(1) As of June 30, 2019, amount includes $8.7 million of SFR loans classified as assets held for sale in the process of foreclosure.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Impaired Loans (dollars in millions)

				Average Recorded Investment(2)
				Quarters Ended June 30,		Six Months Ended June 30,
	Recorded Investment	Unpaid Principal Balance	Related Allowance	2019	2018	2019	2018
June 30, 2019
With no related allowance recorded:
Commercial Banking
Commercial Finance	$83.9	$116.4	$—	$78.9	$75.1	$82.3	$67.4
Business Capital	5.9	6.8	—	5.9	9.5	6.3	10.2
Real Estate Finance	0.6	0.7	—	2.8	1.2	2.7	0.8
Consumer Banking
Other Consumer Banking	4.5	4.5	—	4.2	—	4.2	—
LCM	20.7	22.1	—	26.1	—	27.9	—
With an allowance recorded:
Commercial Banking
Commercial Finance	154.0	201.8	58.0	142.0	109.6	128.6	105.1
Business Capital	8.2	8.2	1.7	9.2	9.3	9.9	9.7
Real Estate Finance	2.1	2.8	2.1	1.0	—	0.7	0.9
Consumer Banking
LCM	—	—	—	0.3	—	0.2	—
Total Impaired Loans(1)	279.9	363.3	61.8	270.4	204.7	262.8	194.1
Total Loans Impaired at Acquisition Date	1,582.8	2,327.4	18.4	1,611.6	1,866.2	1,638.8	1,897.9
Total	$1,862.7	$2,690.7	$80.2	$1,882.0	$2,070.9	$1,901.6	$2,092.0
December 31, 2018				Year Ended December 31, 2018
With no related allowance recorded:
Commercial Banking
Commercial Finance	$89.4	$112.1	$—	$83.7
Business Capital	7.1	9.5	—	11.0
Real Estate Finance	2.3	2.3	—	1.4
Consumer Banking
Other Consumer Banking	4.4	4.4	—	1.8
LCM	31.5	34.8	—	26.4
With an allowance recorded:
Commercial Banking
Commercial Finance	101.8	120.9	43.5	102.6
Business Capital	11.2	11.1	3.9	9.6
Real Estate Finance	—	—	—	0.5
Consumer Banking
Other Consumer Banking	—	—	—	0.1
Total Impaired Loans(1)	247.7	295.1	47.4	237.1
Total Loans Impaired at Acquisition Date	1,693.2	2,489.9	18.4	1,829.2
Total	$1,940.9	$2,785.0	$65.8	$2,066.3

(1)

Interest income recorded for the quarter ended and six months ended June 30, 2019 while the loans were impaired was approximately $0.1 million and $0.4 million, of which $0.1 million was recognized using the cash-basis method of accounting. Interest income recorded for the year ended December 31, 2018 while the loans were impaired was $1.0 million, of which none was recognized using the cash-basis method of accounting.

(2)	Average recorded investment for the quarters and six months ended June 30, 2019 and 2018 and the year ended December 31, 2018.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Purchased Credit Impaired Loans (dollars in millions)

June 30, 2019	Carrying Value	Unpaid Principal Balance	Allowance for Loan Losses
Commercial Banking
Real Estate Finance	$31.4	$35.1	$10.7
Consumer Banking
Other Consumer Banking	1.7	2.1	0.1
Legacy Consumer Mortgages	1,549.7	2,290.2	7.6
	$1,582.8	$2,327.4	$18.4
December 31, 2018
Commercial Banking
Commercial Finance	$4.7	$9.0	$0.4
Real Estate Finance	32.2	37.7	8.8
Consumer Banking
Other Consumer Banking	1.8	2.3	—
Legacy Consumer Mortgages	1,654.5	2,440.9	9.2
	$1,693.2	$2,489.9	$18.4

The following table summarizes the carrying value of commercial PCI loans, which are monitored for credit quality based on internal risk classifications. See previous table Consumer Loan LTV Distribution for credit quality metrics on consumer PCI loans.

Carrying Value of Commercial PCI Loans (dollars in millions)

	June 30, 2019			December 31, 2018
(dollars in millions)	Non- criticized	Criticized	Total	Non- criticized	Criticized	Total
Commercial Finance	$—	$—	$—	$—	$4.7	$4.7
Real Estate Finance	11.4	20.0	31.4	14.6	17.6	32.2
Total	$11.4	$20.0	$31.4	$14.6	$22.3	$36.9

Non-criticized loans generally include loans that are expected to be repaid in accordance with contractual loan terms. Criticized loans are risk rated as special mention or classified.

Accretable Yield

See the Company’s 2018 Form 10-K, Note 1 — Business and Summary of Significant Accounting Policies for further details. Changes in the accretable yield for PCI loans are summarized below.

Change in Accretable Yield (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance, beginning of period	$863.6	$1,016.3	$903.8	$1,063.7
Accretion into interest income	(39.6)	(41.6)	(80.3)	(85.6)
Reclassification from non-accretable difference	4.3	0.3	6.7	0.8
Disposals and Other	(1.3)	(2.2)	(3.2)	(6.1)
Balance, end of period	$827.0	$972.8	$827.0	$972.8

Troubled Debt Restructuring

The Company periodically modifies the terms of loans in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower are accounted for as troubled debt restructurings (“TDRs”). A restructuring of a debt constitutes a TDR for purposes of ASC 310-40 when CIT, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. A concession may be either by agreement between CIT and the debtor or imposed by law or a court of law. See the Company's 2018 Form 10-K for discussion of policies on TDRs.

Modified loans that meet the definition of a TDR are subject to the Company's impaired loan policy.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents recorded investment of TDRs, excluding those within a trial modification period, and those classified as PCI as of and during the periods ended June 30, 2019 and December 31, 2018:

TDRs(1) (dollars in millions)

	June 30, 2019		December 31, 2018
	Recorded Investment	% Total TDR	Recorded Investment	% Total TDR
Commercial Banking	$131.6	87%	$70.2	80%
Consumer Banking	20.1	13%	17.7	20%
Total	$151.7	100%	$87.9	100%
Percent non-accrual	53%		79%

(1) For the periods presented, the loans in trial modification period were insignificant under proprietary programs.

Modifications (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Recorded investment related to modifications qualifying as TDRs that occurred during the quarters and the six months ended	$76.9	$25.8	$79.4	$48.4
Recorded investment at the time of default of TDRs that experienced a payment default (payment default is one missed payment) during the quarters and six months ended and for which the payment default occurred within one year of the modification	$15.9	$8.1	$16.5	$8.6

There were $9.8 million and $6.1 million as of June 30, 2019 and December 31, 2018, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is presented below. Although the focus is on the June 30, 2019 amounts, the overall nature and impact of modification programs were comparable in the prior year or period.

Modifications qualifying as TDRs based upon recorded investment at June 30, 2019 were comprised of payment deferrals (51%) and covenant relief and/or other (49%).  At December 31, 2018, TDR recorded investment was comprised of payment deferrals (50%) and covenant relief and/or other (50%).

▪

Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods.

▪

Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. The weighted average change in interest rates for all TDRs occurring during the quarters ended June 30, 2019 and 2018 was not significant.

▪

Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during quarters ended June 30, 2019 and 2018 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs.

▪

The other elements of the Company’s modification programs that are not TDRs, do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses for estimated credit losses in its HFI loan portfolio.

Allowance for Loan Losses and Recorded Investment in Loans (dollars in millions)

	Commercial Banking	Consumer Banking	Total	Commercial Banking	Consumer Banking	Total
	Quarter Ended June 30, 2019			Quarter Ended June 30, 2018
Balance - beginning of period	$460.8	$26.7	$487.5	$417.2	$30.4	$447.6
Provision for credit losses	30.5	(1.9)	28.6	33.2	(0.3)	32.9
Other(1)	2.4	(0.4)	2.0	2.1	-	2.1
Gross charge-offs	(40.3)	(1.5)	(41.8)	(24.6)	(0.8)	(25.4)
Recoveries	10.2	0.9	11.1	9.9	0.2	10.1
Balance - end of period	$463.6	$23.8	$487.4	$437.8	$29.5	$467.3
	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
Balance - beginning of period	$460.2	$29.5	$489.7	$402.2	$28.9	$431.1
Provision for credit losses	65.6	(4.0)	61.6	100.4	1.3	101.7
Other(1)	1.1	(0.7)	0.4	(0.3)	-	(0.3)
Gross charge-offs	(79.2)	(2.2)	(81.4)	(79.2)	(1.3)	(80.5)
Recoveries	15.9	1.2	17.1	14.7	0.6	15.3
Balance - end of period	$463.6	$23.8	$487.4	$437.8	$29.5	$467.3
	Allowance Balance at June 30, 2019			Allowance Balance at June 30, 2018
Loans individually evaluated for impairment	$61.8	$-	$61.8	$36.8	$-	$36.8
Loans collectively evaluated for impairment	391.1	16.1	407.2	392.3	18.1	410.4
Loans acquired with deteriorated credit quality(2)	10.7	7.7	18.4	8.7	11.4	20.1
Allowance for loan losses	$463.6	$23.8	$487.4	$437.8	$29.5	$467.3
Other reserves(1)	$40.3	$0.8	$41.1	$44.7	$-	$44.7
	Loans at June 30, 2019			Loans at June 30, 2018
Loans individually evaluated for impairment	$254.7	$25.2	$279.9	$225.0	$-	$225.0
Loans collectively evaluated for impairment	24,291.8	5,168.3	29,460.1	22,766.6	4,523.4	27,290.0
Loans acquired with deteriorated credit quality(2)	31.4	1,551.4	1,582.8	48.1	1,785.3	1,833.4
Ending balance	$24,577.9	$6,744.9	$31,322.8	$23,039.7	$6,308.7	$29,348.4
Percent of loans to total loans	78.5%	21.5%	100.0%	78.5%	21.5%	100.0%
(1)

“Other” includes allowance for loan losses associated with unfunded lending commitments. “Other reserves” represents credit loss reserves for unfunded lending commitments and deferred purchase agreements, which are recorded in Other liabilities.

(2)	Represents loans considered impaired as part of the OneWest transaction and are accounted for under the guidance in ASC 310-30.

NOTE 5 — LEASES

Lessee

CIT leases primarily include office space and bank branches; and substantially all of our lease liabilities relate to United States real estate leases under operating lease arrangements. Our lessee finance leases are not significant. Our real estate leases have remaining lease terms of up to 15 years. Our lease terms may include options to extend or terminate the lease. The options are included in the lease term when it is determined that it is reasonably certain the option will be exercised.

The following tables present supplemental balance sheet and cash flow information related to operating leases. ROU assets are included in Other assets and lease liabilities are included in Other liabilities.

Supplemental Lease Balance Sheet Information (dollars in millions)

June 30,
2019
ROU assets	$195.3
Lease liabilities	245.5
Weighted-average remaining lease terms	10 years
Weighted-average discount rate	4.89%

Supplemental Cash Flow Information (dollars in millions):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$21.7
ROU assets obtained in exchange for new lease liabilities	1.6

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents maturities of lease liabilities:

Maturity of Lease Liabilities (dollars in millions)

Years Ended December 31,
Remainder of 2019	$23.4
2020	43.8
2021	33.5
2022	26.6
2023	26.2
Thereafter	162.9
Total undiscounted lease payments	316.4
Difference between undiscounted cash flows and discounted cash flows	(70.9)
Lease liabilities, at present value	$245.5

The following table presents components of operating lease expense, which are included in operating expenses:

Components of Operating Lease Expense (dollars in millions)

	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost(1)	$10.7	$21.5
Variable lease cost	2.6	5.7
Sublease income	(4.2)	(8.3)
Total operating lease expense	$9.1	$18.9

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

Our Rail operating leases typically do not include purchase options. Many of our finance lease, and other equipment operating leases, offer the lessee the option to purchase the equipment at fair market value or for a nominal fixed purchase option; and many of the leases that do not have a nominal purchase option include renewal provisions resulting in some leases continuing beyond initial contractual term. Our leases typically do not include early termination options; and continued rent payments are due if leased equipment is not returned at the end of the lease.

The following table provides the net book value of operating lease equipment, by equipment type.

Operating Lease Equipment (dollars in millions)

	June 30,	December 31,
	2019	2018
Railcars and locomotives	$6,486.5	$6,420.7
Other equipment	569.6	549.9
Total(1)	$7,056.1	$6,970.6

(1)     Includes off-lease Rail equipment of $402.6 million and $380.4 million at June 30, 2019 and December 31, 2018, respectively.

The following table presents components of finance lease net investment on a discounted basis at June 30, 2019:

Components of Net Investment in Finance Leases (dollars in millions)

June 30, 2019
Lease receivables	$1,966.6
Unguaranteed residual assets	319.4
Total net investment in finance leases	2,286.0
Leveraged lease net investment(1)	38.1
Total	$2,324.1

(1)     Leveraged leases are reported net of $66.6 million of non-recourse debt. Our leveraged lease arrangements commenced before the ASC 842 effective date and continue to be reported under the leveraged lease accounting model.  ASC 842 eliminated leveraged lease accounting for new leases and for existing leases modified on or after the standard’s effective date.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The table that follows presents lease income related to the Company’s operating and finance leases:

Lease Income (dollars in millions)

	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
Lease income – Operating leases	$200.2	$403.5
Variable lease income – Operating leases (1)	12.8	27.2
Rental income on operating leases	213.0	430.7
Interest income - Sales type and direct financing leases	49.9	99.1
Variable lease income included in Other non-interest income (2)	11.5	23.0
Leveraged lease income	2.3	4.2
Total lease income	$276.7	$557.0

(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.

(2)     Includes leased equipment property tax reimbursements due from customers of $5.8 million and $11.9 million for the quarter and six months ended June 30, 2019, respectively, and revenue related to insurance coverage on Business Capital leased equipment of $5.6 million and $11.0 million for the quarter and six months ended June 30, 2019, respectively.

The following tables present lease payments due on non-cancellable operating leases and lease receivables due on finance leases at June 30, 2019. Excluded from these tables are variable lease payments, including rentals calculated based on asset usage levels, rentals from future renewal and re-leasing activity, and expected sales proceeds from remarketing equipment at lease expiration, all of which are components of lease profitability.

Maturity Analysis of Operating Lease Payments (dollars in millions)

Years Ended December 31,
Remainder of 2019	$349.8
2020	572.6
2021	392.3
2022	241.5
2023	130.3
Thereafter	90.7
Total	$1,777.2

Maturity Analysis of Lease Receivables - Sales Type and Direct Financing Leases (dollars in millions)

Years Ended December 31,
Remainder of 2019	$459.1
2020	720.2
2021	501.8
2022	274.3
2023	143.5
Thereafter	58.0
Total undiscounted lease receivables	2,156.9
Difference between undiscounted cash flows and discounted cash flows	190.3
Lease receivables, at present value	$1,966.6

NOTE 6 — INVESTMENT SECURITIES

Investments include debt and equity securities.

Investment Securities (dollars in millions)

	June 30,	December 31,
	2019	2018
AFS Securities
Debt securities	$6,308.8	$5,931.3
Securities carried at FV with changes in net income
Equity securities	46.4	44.6
Non-marketable securities(1)	216.5	257.9
Total investment securities	$6,571.7	$6,233.8
(1)

Non-marketable investments include restricted stock of the FRB and Federal Home Loan Bank ("FHLB") carried at cost of $194.6 million at June 30, 2019, and $242.5 million at December 31, 2018. The remaining non-marketable investments without readily determinable fair values measured under the measurement exception totaled $21.9 million as of June 30, 2019 and $15.4 million as of December 31, 2018.

Realized investment gains totaled $1.3 million and $4.1 million for the quarters ended June 30, 2019 and 2018, respectively, and $2.4 million and $8.2 million for the six months ended June 30, 2019 and 2018, respectively, and exclude losses from other than temporary impairment (“OTTI”).

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

In addition, the Company had $1.6 billion of interest bearing cash at banks at June 30, 2019 and December 31, 2018, respectively, which are cash and cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on interest bearing deposits and investments:

Interest and Dividend Income (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income - debt securities(1)	$48.0	$38.8	$96.0	$79.4
Interest income - interest-bearing cash	8.3	16.0	22.8	23.0
Dividends - equity securities	2.2	3.3	4.9	6.0
Total interest and dividends	$58.5	$58.1	$123.7	$108.4
(1)	Includes interest income on securities purchased under agreement to resell

The following table presents amortized cost and fair value of securities available for sale (“AFS”).

Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$4,879.5	$29.1	$(26.1)	4,882.5
Commercial agency	511.7	13.2	(0.4)	524.5
U.S. government agency obligations	10.0	0.0	—	10.0
U.S. Treasury securities	727.2	1.6	—	728.8
Supranational securities	85.9	0.1	—	86.0
State & municipal bonds	9.8	0.1	(0.2)	9.7
Corporate bonds - foreign	65.8	1.5	—	67.3
Total debt securities AFS	$6,289.9	$45.6	$(26.7)	$6,308.8

December 31, 2018
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$5,341.2	$6.7	$(122.7)	$5,225.2
Commercial agency	291.8	3.2	(0.4)	294.6
U.S. government agency obligations	34.9	—	(0.4)	34.5
U.S. Treasury securities	253.9	—	(2.4)	251.5
Supranational securities	50.0	—	(0.6)	49.4
State & municipal bonds	10.9	—	(0.7)	10.2
Corporate bonds - foreign	65.8	0.1	—	65.9
Total debt securities AFS	$6,048.5	$10.0	$(127.2)	$5,931.3

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the debt securities AFS by contractual maturity dates:

Maturities - Debt Securities AFS (dollars in millions)

	June 30, 2019
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government agency securities
After 5 but within 10 years	$78.8	$78.2	1.89%
Due after 10 years	4,800.7	4,804.3	2.67%
Total	4,879.5	4,882.5	2.66%
Mortgage-backed securities — Commercial agency
After 1 but within 5 years	17.7	18.0	3.13%
After 5 but within 10 years	474.2	486.6	3.12%
Due after 10 years	19.8	19.9	2.74%
Total	511.7	524.5	3.11%
U.S. government agency obligations
Due in 1 year or less	10.0	10.0	2.72%
Total	10.0	10.0	2.72%
U.S. Treasury securities
Due in 1 year or less	725.3	726.8	2.46%
After 5 but within 10 years	1.9	2.0	2.60%
Total	727.2	728.8	2.46%
Supranational securities
After 1 but within 5 years	85.9	86.0	2.30%
Total	85.9	86.0	2.30%
State & municipal bonds
Due in 1 year or less	0.1	0.1	2.55%
After 5 but within 10 years	0.2	0.2	2.70%
Due after 10 years	9.5	9.4	2.44%
Total	9.8	9.7	2.45%
Corporate bonds — foreign
Due in 1 year or less	25.9	26.4	6.02%
After 1 but within 5 years	39.9	40.9	6.15%
Total	65.8	67.3	6.10%
Total debt securities AFS	$6,289.9	$6,308.8	2.70%

At June 30, 2019 and December 31, 2018, certain securities AFS were in unrealized loss positions. The following table summarizes by investment category the gross unrealized losses, respective fair value and length of time that those securities have been in a continuous unrealized loss position.

Gross Unrealized Loss (dollars in millions)

	June 30, 2019
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$270.4	$(0.9)	$2,164.4	$(25.2)
Commercial agency	133.9	(0.4)	—	—
State & municipal bonds	—	—	7.4	(0.2)
Total debt securities AFS	$404.3	$(1.3)	$2,171.8	$(25.4)

Gross Unrealized Loss continued (dollars in millions)

	December 31, 2018
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$582.1	$(7.4)	$3,842.7	$(115.3)
Commercial agency	102.6	(0.4)	—	—
U.S. government agency obligations	—	—	24.6	(0.4)
U.S. Treasury securities	247.5	(2.4)	—	—
State & municipal bonds	—	—	8.1	(0.7)
Supranational securities	—	—	49.4	(0.6)
Total debt securities AFS	$932.2	$(10.2)	$3,924.8	$(117.0)

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Purchased Credit-Impaired AFS Securities

As of June 30, 2019 and December 31, 2018 there were no PCI securities. For the quarter and six months ended June 30, 2018, the accretable yield on PCI securities had a beginning balance of $75.7 million and $101.7 million, respectively, and ending balance of $30.0 million. Adjustments to accretable yield primarily included accretion into interest income of $2.8 million and $6.6 million and disposals of $41.9 million and $64.2 million for the quarter and six months ended June 30, 2018, respectively.

Securities Carried at Fair Value with Changes Recorded in Net Income

As of June 30, 2019, equity securities were carried at a fair value of $46.4 million with an amortized cost of $47.5 million and unrealized losses of $1.1 million. As of December 31, 2018, the fair value and amortized cost of equity securities was $44.6 million and $46.9 million, respectively, and unrealized losses of $2.3 million.

Other Than Temporary Impairment

The Company conducted and documented its periodic review of all securities with unrealized losses, which it performs to evaluate whether the impairment is other than temporary. The Company reviews the AFS securities with unrealized losses and determines whether the unrealized losses were credit-related and, accordingly, recognizes OTTI losses.

There were no OTTI losses recognized for the quarter and six months ended June 30, 2019, and there was $0.1 million of OTTI credit-related losses recognized for the quarter and six months ended June 30, 2018.

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

Consolidated VIEs

At June 30, 2019 and December 31, 2018, there were no consolidated VIEs.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Although the economic benefit and risk was transferred to the buyer in connection with the sale of Financial Freedom in 2018, CIT was the master servicer for the HECM loans and the GNMA HMBS securitizations as of June 30, 2019, pending receipt of the required investor consent from GNMA. The required consent was received from GNMA in July 2019. These are VIEs for which CIT is not the PB and which are reported in discontinued operations. See Note 2 — Discontinued Operations

The table below presents potential losses that would be incurred under hypothetical circumstances, such that the value of its interests and any associated collateral declines to zero and assuming no recovery or offset from any economic hedges. The Company believes the possibility is remote under this hypothetical scenario; accordingly, this required disclosure is not an indication of expected loss.

Unconsolidated VIEs Carrying Value (dollars in millions)

	June 30, 2019		December 31, 2018
	Securities	Partnership Investment	Securities	Partnership Investment
Agency securities	$5,407.0	$—	$5,519.9	$—
Tax credit equity investments	—	280.2	—	233.4
Equity investments	—	75.8	—	73.5
Total Assets	$5,407.0	$356.0	$5,519.9	$306.9
Commitments to tax credit investments	$—	$143.9	$—	$97.8
Total Liabilities	$—	$143.9	$—	$97.8
Maximum loss exposure(1)	$5,407.0	$356.0	$5,519.9	$306.9
(1)	Maximum loss exposure to the unconsolidated VIEs excludes the liability for representations and warranties and for corporate guarantees, and also excludes servicing advances.

NOTE 8 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	June 30, 2019			December 31, 2018
	CIT Group Inc.	Subsidiaries	Total	Total
Unsecured borrowings:
Senior	$3,420.1	$-	$3,420.1	$3,413.0
Subordinated debt	395.6	-	395.6	395.4
Secured borrowings:
FHLB advances	-	1,900.0	1,900.0	3,600.0
Other secured and structured financings	-	610.7	610.7	710.4
Total borrowings	$3,815.7	$2,510.7	$6,326.4	$8,118.8

Unsecured Borrowings

Revolving Credit Facility

The Revolving Credit Facility had a total commitment amount of $400 million at June 30, 2019, which was reduced from a total commitment amount of $500 million at December 31, 2018. The applicable margin charged under the facility is 2.00% for LIBOR Rate loans and 1.00% for Base Rate loans. The amendment in the first quarter extended the final maturity date of the lenders’ commitments from February 29, 2020 to March 1, 2021. The Revolving Credit Facility includes a covenant that requires that the Company maintain a minimum Tier 1 capital ratio of 9.0%. At June 30, 2019, the Revolving Credit Facility was unsecured and was guaranteed by three of the Company’s domestic operating subsidiaries. In addition, the applicable required minimum guarantor asset coverage ratio ranged from 1.0:1.0 to 1.5:1.0, and was 1.25:1.00 at June 30, 2019.

The Revolving Credit Facility may be drawn and prepaid at the option of CIT. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty. The $400 million total commitment amount consisted of a $300 million revolving loan tranche and a $100 million revolving loan tranche that can also be utilized for issuance of letters of credit. At June 30, 2019, there were no amounts drawn other than approximately $44 million that was utilized for letters of credit.

Senior Unsecured Notes and Subordinated Unsecured Notes

The principal amounts and maturity dates of the senior unsecured notes and subordinated unsecured notes remained unchanged from December 31, 2018. See Note 9 – Borrowings in the 2018 Form 10-K.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Secured Borrowings

At June 30, 2019, the Company had pledged $11.5 billion of assets (including collateral for the FRB discount window that is currently not drawn). Effective April 5, 2019, the FHLB released its blanket lien covering approximately $18.9 billion (book value) of CIT Bank assets. At June 30, 2019, the collateral specifically identified and used to calculate available borrowings was $11.5 billion, which included $11.4 billion of loans and $0.1 billion of investment securities. Under the FHLB Facility, CIT Bank, N.A. may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that CIT Bank, N.A. is in compliance with the collateral maintenance requirement immediately following such disposition and all other requirements of the facility at the time of such disposition.

FHLB Advances

As of June 30, 2019, the Company had $5,750.8 million of financing availability with the FHLB, of which $3,848.5 million was unused and available. FHLB Advances at June 30, 2019 and December 31, 2018 had weighted average rates of 2.46% and 2.79%, respectively. FHLB Advances, letters of credit and the respective pledged assets at June 30, 2019, were $1,900.0 million, $2.3 million and $6,684.6 million, respectively. FHLB Advances, letters of credit and the respective pledged assets at December 31, 2018, were $3,600.0 million, $2.3 million and $6,712.4 million, respectively. Pledged assets mean the assets required under the collateral maintenance requirement in connection with FHLB advances at each of the dates.

Other Secured and Structured Financings

Other secured (other than FHLB) and structured financings of CIT-owned subsidiaries totaled $610.7 million and $710.4 million at June 30, 2019 and December 31, 2018, respectively. Pledged assets related to these borrowings totaled $2,354.2 million and $2,851.5 million at June 30, 2019 and December 31, 2018, respectively. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. The secured and structured financings as of June 30, 2019 had a weighted average rate of 3.64%, with rates ranging from 3.49% to 3.65%, compared to a weighted average rate of 3.75% at December 31, 2018.

Not included are secured borrowings of discontinued operations of $152.6 million and $195.0 million at June 30, 2019 and December 31, 2018, respectively. See Note 2 — Discontinued Operations.

FRB

There were no outstanding borrowings with the FRB Discount Window at June 30, 2019 and December 31, 2018.

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

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	June 30, 2019			December 31, 2018
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$695.5	$-	$(7.3)	$646.1	$26.9	$(0.3)
Interest rate swap - fair value hedge(2)	750.0	5.0	-	250.0	1.9	-
Total derivatives designated as hedging instruments	1,445.5	5.0	(7.3)	896.1	28.8	(0.3)
Derivatives not designated as hedging instruments
Interest rate contracts(2)	17,318.2	186.4	(148.0)	15,889.5	87.8	(59.7)
Foreign exchange contracts	996.1	14.3	(4.2)	832.5	3.1	(19.7)
Other contracts(3)	497.3	0.1	(0.1)	436.6	0.2	-
Total derivatives not designated as hedging instruments	18,811.6	200.8	(152.3)	17,158.6	91.1	(79.4)
Gross derivatives fair values presented in the Consolidated Balance Sheets	$20,257.1	205.8	(159.6)	$18,054.7	119.9	(79.7)
Less: gross amounts offset in the Consolidated Balance Sheets		-	-		-	-
Net amount presented in the Consolidated Balance Sheets		205.8	(159.6)		119.9	(79.7)
Derivative financial instruments(4)		(11.5)	11.5		(49.2)	49.2
Cash collateral pledged (received)(4)(5)(6)		(8.2)	143.5		(15.4)	0.3
Total net derivative fair value		$186.1	$(4.6)		$55.3	$(30.2)
(1)	Presented on a gross basis.
(2)	Fair value balances include accrued interest.
(3)	Other derivative contracts not designated as hedging instruments include risk participation agreements.
(4)

The Company accounts for swap contracts cleared by the Chicago Mercantile Exchange as “settled-to-market”. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances The Company’s swap contracts cleared by LCH Clearnet continue to be accounted for as “collateralized-to-market” and variation margin balances are characterized as collateral against derivative exposures. At June 30, 2019, gross amounts of recognized assets and liabilities were lower by $5.6 million and $11.8 million, respectively.

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

Qualifying Hedges (dollars in millions)

		Quarters Ended June 30,		Six Months Ended June 30,
	Amounts Recognized in:	2019	2018	2019	2018
Recognized on derivatives	Interest Expense	$3.6	$(0.9)	$4.6	$(1.5)
Recognized on hedged item	Interest Expense	(3.6)	0.9	(4.6)	1.5
Net amount recognized on fair value hedges (No ineffectiveness)		$-	$-	$-	$-

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Non Qualifying Hedges

The following table presents the impact of non-qualifying hedges on the condensed consolidated statements of income:

Non Qualifying Hedges (dollars in millions)

		Quarters Ended June 30,		Six Months Ended June 30,
	Amounts Recognized in:	2019	2018	2019	2018
Interest rate contracts	Other non-interest income	$4.5	$5.2	$4.6	$9.4
Foreign currency forward contracts	Other non-interest income	11.3	32.8	24.6	2.9
Other contracts	Other non-interest income	0.2	1.4	0.3	(0.8)
Total non-qualifying hedges - income statement impact		$16.0	$39.4	$29.5	$11.5

The following table presents the changes in AOCI relating to derivatives:

Changes in AOCI Relating to Derivatives (dollars in millions)

	Derivatives -
	effective portion
	reclassified from	Total income	Total change in
	AOCI to income	statement impact	OCI for period
Contract Type
Quarter Ended June 30, 2019
Foreign currency forward contracts - net investment hedges	$-	$-	$(10.5)
Quarter Ended June 30, 2018
Foreign currency forward contracts - net investment hedges	$-	$-	$32.2
Six Months Ended June 30, 2019
Foreign currency forward contracts - net investment hedges	$-	$-	$(23.8)
Six Months Ended June 30, 2018
Foreign currency forward contracts - net investment hedges	$-	$-	$39.4

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s assets and liabilities measured at estimated fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
June 30, 2019
Assets
U.S. government agency securities	$4,882.5	$—	$4,882.5	$—
U.S. treasury securities	728.8	572.9	155.9	—
Other securities	697.5	—	630.2	67.3
Total debt securities AFS	6,308.8	572.9	5,668.6	67.3
Securities carried at fair value with changes recorded in net income	46.4	0.1	46.3	—

Interest rate contracts — non-qualifying hedges	186.4	—	186.1	0.3
Other derivative — non-qualifying hedges	14.4	—	14.3	0.1
Total derivative assets at fair value — non-qualifying hedges(1)	200.8	—	200.4	0.4
Foreign currency forward contracts — net investment qualifying hedges	—	—	—	—
Interest rate contracts —fair value hedges	5.0	—	5.0	—
Total Derivative assets at fair value — qualifying hedges(1)	5.0	—	5.0	—
Total	$6,561.0	$573.0	$5,920.3	$67.7
Liabilities
Interest rate contracts — non-qualifying hedges	$(148.0)	$—	$(148.0)	$—
Other derivative— non-qualifying hedges	(4.3)	—	(4.2)	(0.1)
Total derivative liabilities at fair value — non-qualifying hedges(1)	(152.3)	—	(152.2)	(0.1)
Foreign currency forward contracts — net investment qualifying hedges	(7.3)	—	(7.3)	—
Total derivative liabilities at fair value — qualifying hedges	(7.3)	—	(7.3)	—
FDIC True-up liability	(67.8)	—	—	(67.8)
Total	$(227.4)	$—	$(159.5)	$(67.9)
December 31, 2018
Assets
U.S. government agency securities	$5,225.2	$—	$5,225.2	$—
U.S. treasury securities	251.5	53.9	197.6	—
Other securities	454.6	—	388.7	65.9
Total debt securities AFS	5,931.3	53.9	5,811.5	65.9
Securities carried at fair value with changes recorded in net income	44.6	0.1	44.5	—

Interest rate contracts — non-qualifying hedges	87.8	—	87.6	0.2
Other derivative — non-qualifying hedges	3.3	—	3.1	0.2
Total derivative assets at fair value — non-qualifying hedges(1)	91.1	—	90.7	0.4
Foreign currency forward contracts — net investment qualifying hedges	26.9	—	26.9	—
Interest rate contracts —fair value hedges	1.9	—	1.9	—
Total Derivative assets at fair value — qualifying hedges(1)	28.8	—	28.8	—
Total	$6,095.8	$54.0	$5,975.5	$66.3
Liabilities
Interest rate contracts — non-qualifying hedges	$(59.7)	$—	$(59.7)	$—
Other derivative— non-qualifying hedges	(19.7)	—	(19.7)	—
Total derivative liabilities at fair value — non-qualifying hedges(1)	(79.4)	—	(79.4)	—
Interest rate contracts —fair value hedge	—	—	—	—
Foreign currency forward contracts — net investment qualifying hedges	(0.3)	—	(0.3)	—
Total derivative liabilities at fair value — qualifying hedges	(0.3)	—	(0.3)	—
FDIC True-up liability	(66.9)	—	—	(66.9)
Total	$(146.6)	$—	$(79.7)	$(66.9)
(1)	Derivative fair values include accrued interest.

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

The following tables summarize information about significant unobservable inputs related to the Company’s categories of Level 3 financial assets and liabilities measured on a recurring basis as of June 30, 2019 and December 31, 2018.

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
June 30, 2019
Assets
Debt Securities — AFS	$67.3	Discounted cash flow	Discount Rate	6.0% - 6.2%	6.0%
Derivative assets — non qualifying	0.4	Internal valuation model	Borrower Rate	2.8%-4.8%	3.7%
Total Assets	$67.7
Liabilities
FDIC True-up liability	$(67.8)	Discounted cash flow	Discount Rate	2.7%	2.7%
Derivative liabilities — non-qualifying	(0.1)	Internal valuation model
Total Liabilities	$(67.9)
December 31, 2018
Assets
Debt Securities — AFS	$65.9	Discounted cash flow	Discount Rate	6.0% - 6.2%	6.1%
Derivative assets — non qualifying	0.4	Internal valuation model	Borrower Rate	3.3% - 5.7%	4.4%
Total Assets	$66.3
Liabilities
FDIC True-up liability	$(66.9)	Discounted cash flow	Discount Rate	4.5%	4.5%
Total Liabilities	$(66.9)

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Securities Carried at Fair Value with Changes Recorded in Net Income	Derivative Assets- Non- Qualifying(1)	Derivative Liabilities- Non- Qualifying(2)	FDIC True-up Liability	Consideration Holdback Liability
Balance as of December 31, 2018	$65.9	$—	$0.4	$—	$(66.9)	$—
Included in earnings	—	—	—	(0.1)	(0.9)	—
Included in comprehensive income	1.4	—	—	—	—	—
Balance as of June 30, 2019	$67.3	$—	$0.4	$(0.1)	$(67.8)	$—
Balance as of December 31, 2017	$385.8	$0.4	$—	$(14.1)	$(65.1)	$(46.0)
Included in earnings	8.1	—	—	(0.6)	(0.9)	8.0
Included in comprehensive income	(13.3)	—	—	—	—	—
Sales, paydowns, and adjustments	(212.5)	(0.4)	—	—	—	38.0
Balance as of June 30, 2018	$168.1	$—	$—	$(14.7)	$(66.0)	$—
(1)	Valuation of Interest Rate Lock Commitments and Risk participation agreements (RPAs).
(2)	The balance as of June 30, 2018 includes valuation of the derivative related to the Dutch TRS Facility.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents assets measured at estimated fair value on a non-recurring basis for which a non-recurring change in fair value has been recorded in the current year:

Carrying Value of Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

	Carrying Value	Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
June 30, 2019
Assets held for sale	$15.1	$—	$0.9	$14.2	$0.7
Impaired loans	148.7	—	—	148.7	(25.0)
Total	$163.8	$—	$0.9	$162.9	$(24.3)
December 31, 2018
Assets held for sale	$30.4	$—	$1.4	$29.0	$14.2
Impaired loans	111.5	—	—	111.5	(42.6)
Total	$141.9	$—	$1.4	$140.5	$(28.4)

Assets Held for Sale and Impaired Loans — See Fair Value of Financial instruments later in this note for fair value measurements of AHFS and impaired loans. Carrying value of AHFS with impairment and impaired loans approximate fair value at June 30, 2019 and December 31, 2018.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Values of Financial Instruments

The carrying values and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, which were not required for disclosure.

Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
June 30, 2019
Financial Assets
Cash and interest bearing deposits	$1,672.4	$1,672.4	$—	$—	$1,672.4
Derivative assets at fair value — non-qualifying hedges	200.8	—	200.4	0.4	200.8
Derivative assets at fair value — qualifying hedges	5.0	—	5.0	—	5.0
Assets held for sale (excluding leases)	182.9	—	18.8	165.9	184.7
Loans (excluding leases)	28,998.7	—	1,172.2	27,930.8	29,103.0
Securities purchased under agreement to resell	850.0	—	850.1	—	850.1
Investment securities(1)	6,571.7	573.0	5,714.9	283.8	6,571.7
Other assets subject to fair value disclosure(2)	546.6	—	—	546.6	546.6
Financial Liabilities
Deposits(4)	(35,339.9)	—	—	(35,417.6)	(35,417.6)
Derivative liabilities at fair value — non-qualifying hedges	(152.3)	—	(152.2)	(0.1)	(152.3)
Derivative liabilities at fair value — qualifying hedges	(7.3)	—	(7.3)	—	(7.3)
Borrowings(4)	(6,397.9)	—	(6,091.1)	(615.0)	(6,706.2)
Credit balances of factoring clients	(1,175.8)	—	—	(1,175.8)	(1,175.8)
Other liabilities subject to fair value disclosure(5)	(560.9)	—	—	(560.9)	(560.9)
December 31, 2018
Financial Assets
Cash and interest bearing deposits	$1,795.6	$1,795.6	$—	$—	$1,795.6
Derivative assets at fair value — non-qualifying hedges	91.1	—	90.7	0.4	91.1
Derivative assets at fair value — qualifying hedges	28.8	—	28.8	—	28.8
Assets held for sale (excluding leases)	68.2	—	5.0	63.3	68.3
Loans (excluding leases)	28,306.0	—	983.4	26,893.4	27,876.8
Securities purchased under agreement to resell	400.0	—	400.0	—	400.0
Investment securities(1)	6,233.8	54.0	5,856.0	323.8	6,233.8
Other assets subject to fair value disclosure(2)(3)	419.7	—	—	423.9	423.9
Financial Liabilities
Deposits(4)	(31,255.8)	—	—	(31,245.0)	(31,245.0)
Derivative liabilities at fair value — non-qualifying hedges	(79.4)	—	(79.4)	—	(79.4)
Derivative liabilities at fair value — qualifying hedges	(0.3)	—	(0.3)	—	(0.3)
Borrowings(4)	(8,194.2)	—	(7,463.0)	(721.5)	(8,184.5)
Credit balances of factoring clients	(1,674.4)	—	—	(1,674.4)	(1,674.4)
Other liabilities subject to fair value disclosure(5)	(657.0)	—	—	(657.0)	(657.0)
(1)

Level 3 fair value at June 30, 2019, includes debt securities AFS of $67.3 million, and non-marketable investments of $216.5 million. Level 3 fair value at December 31, 2018 included debt securities AFS of $65.9 million, and non-marketable investments of $257.9 million.

(2)

Other assets subject to fair value disclosure primarily include accrued interest receivable, and miscellaneous receivables. The remaining assets have carrying values that approximated fair value, generally due to their short-term nature.

(3)	Deposits and borrowings include accrued interest, which is included in “Other liabilities”.
(4)

Other liabilities subject to fair value disclosure include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous liabilities. The fair value of these approximated carrying value.

The methods and assumptions used to estimate the fair value of each class of financial instruments were:

Derivative Assets and Liabilities —Derivatives were valued using models that incorporate inputs depending on the type of derivative. Besides the fair value of written options on certain CIT Bank time deposits and credit derivatives, which were estimated using Level 3 inputs, most derivative instruments were valued using Level 2 inputs based on quoted prices for similar assets and liabilities and model-based valuation techniques for which all significant assumptions are observable in the market. See Note 9 — Derivative Financial Instruments for notional principal amounts and fair values.

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

Loans — Within the Loans category, there are several types of loans as follows:

▪

Commercial and Consumer Loans — Commercial and consumer loans are generally valued individually, while small ticket commercial loans and equipment loans are valued on an aggregate portfolio basis. As there is no liquid secondary market for most loans, the fair value was estimated based on analyses that used Level 3 inputs at both June 30, 2019 and December 31, 2018.

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

Borrowings

The Level 2 fair value of borrowings were valued using market inputs and discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates and did not require significant judgment. These borrowings include:

▪	Unsecured debt — Unsecured debt, which included both senior debt and subordinated debt, totaled $3.8 billion par value at June 30, 2019 and December 31, 2018.
▪

Secured borrowings — Secured borrowings included both FHLB advances and structured financings. Of the total estimated fair value of secured borrowings, approximately $1.9 billion par value at June 30, 2019 and $3.6 billion at December 31, 2018 were Level 2. The estimated fair value of FHLB advances was based on the discounted cash flow model. The cash flows were calculated using the contractual features of the advance and then discounted using observable rates.

The Level 3 fair value of borrowings included:

▪

Secured borrowings — Market estimates were not available for approximately $0.6 billion par value of structured financings at June 30, 2019 and $0.7 billion as of December 31, 2018, therefore values were estimated using Level 3 inputs.

Credit balances of factoring clients — The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances (typically 90 days or less), therefore, the carrying value approximated fair value, and the credit balances were classified as Level 3.

NOTE 11 — STOCKHOLDERS' EQUITY

A roll forward of common stock is presented in the following table.

Number of Shares of Common Stock

	Issued	Less Treasury	Outstanding
Common stock - December 31, 2018	161,073,078	(60,153,371)	100,919,707
Restricted stock issued	1,012,715	-	1,012,715
Repurchase of common stock	-	(6,840,775)	(6,840,775)
Shares held to cover taxes on vesting restricted shares and other	-	(376,665)	(376,665)
Employee stock purchase plan participation	30,459	-	30,459
Common stock - June 30, 2019	162,116,252	(67,370,811)	94,745,441

During the quarter ended June 30, 2019, CIT repurchased a total of $158.2 million in common shares via open market repurchases of 3,186,775 common shares.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

During the six months ended June 30, 2019, CIT repurchased a total of $337.8 million in common shares via open market repurchases of 6,840,775 common shares.

Accumulated Other Comprehensive Income (Loss) ("AOCI")

The following table details the components of AOCI, net of tax:

Components of Accumulated Other Comprehensive Loss (dollars in millions)

	June 30, 2019			December 31, 2018
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(2.6)	$(8.1)	$(10.7)	$(6.7)	$(14.2)	$(20.9)
Changes in benefit plan net loss and prior service (cost)/credit	(72.0)	4.0	(68.0)	(74.9)	4.7	(70.2)
Unrealized net gains (losses) on securities AFS	18.9	(5.3)	13.6	(117.1)	29.9	(87.2)
Total accumulated other comprehensive loss	$(55.7)	$(9.4)	$(65.1)	$(198.7)	$20.4	$(178.3)

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Unrealized net gains (losses) on available for sale securities	Total AOCI
Balance as of December 31, 2018	$(20.9)	$(70.2)	$(87.2)	$(178.3)
AOCI activity before reclassifications	10.2	2.2	102.6	115.0
Amounts reclassified from AOCI	—	—	(1.8)	(1.8)
Net current period AOCI	10.2	2.2	100.8	113.2
Balance as of June 30, 2019	$(10.7)	$(68.0)	$13.6	$(65.1)

Balance as of December 31, 2017	$(8.0)	$(54.5)	$(24.0)	$(86.5)
Adoption of ASUs 2016-01 and 2018-02	3.3	0.3	(4.1)	(0.5)
AOCI activity before reclassifications	(6.6)	3.3	(77.0)	(80.3)
Amounts reclassified from AOCI	—	0.5	(9.3)	(8.8)
Net current period AOCI	(6.6)	3.8	(86.3)	(89.1)
Balance as of June 30, 2018	$(11.3)	$(50.4)	$(114.4)	$(176.1)

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Comprehensive Income (Loss)

The amounts included in the Condensed Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after-tax components of other comprehensive income (loss).

Before- and After-Tax components of OCI (dollars in millions)

Quarters Ended June 30,	2019			2018
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement Line Item
Foreign currency translation adjustments losses
AOCI activity before reclassification	$1.8	$2.7	$4.5	$0.7	$(4.9)	$(4.2)
Net change	1.8	2.7	4.5	0.7	(4.9)	(4.2)
Changes in benefit plan net gain/(loss) and prior service (cost)/credit losses
AOCI activity before reclassification	—	—	—	0.1	(0.1)	—
Reclassifications Out of AOCI	—	—	—	0.4	—	0.4	Operating expenses
Net change	—	—	—	0.5	(0.1)	0.4
Unrealized net gains on securities AFS
AOCI activity before reclassification	76.4	(19.8)	56.6	(23.0)	6.1	(16.9)
Reclassifications Out of AOCI	(1.3)	0.3	(1.0)	(7.5)	2.0	(5.5)	Other non-interest income
Net change	75.1	(19.5)	55.6	(30.5)	8.1	(22.4)
Net current period AOCI	$76.9	$(16.8)	$60.1	$(29.3)	$3.1	$(26.2)

Six Months Ended June 30,	2019			2018
Foreign currency translation adjustments gains
AOCI activity before reclassification	$4.1	$6.1	$10.2	$1.7	$(8.3)	$(6.6)
Net change	4.1	6.1	10.2	1.7	(8.3)	(6.6)
Changes in benefit plan net loss and prior service (cost)/credit losses
AOCI activity before reclassification	2.9	(0.7)	2.2	4.5	(1.2)	3.3
Reclassifications Out of AOCI	—	—	—	0.5	—	0.5	Operating expenses
Net change	2.9	(0.7)	2.2	5.0	(1.2)	3.8
Unrealized net gains on securities AFS
AOCI activity before reclassification	138.4	(35.8)	102.6	(104.3)	27.3	(77.0)
Reclassifications Out of AOCI	(2.4)	0.6	(1.8)	(12.7)	3.4	(9.3)	Other non-interest income
Net change	136.0	(35.2)	100.8	(117.0)	30.7	(86.3)
Net current period AOCI	$143.0	$(29.8)	$113.2	$(110.3)	$21.2	$(89.1)

NOTE 12 — INCOME TAXES

The Company’s global effective income tax rate from continuing operations for the quarter and six months ended June 30, 2019 was 19.6% and 21.8%, respectively, down from 28.0% and 28.2% for the quarter and six months ended June 30, 2018, respectively. The 19.6% rate for the quarter ended June 30, 2019 was primarily driven by the favorable settlement of various State and Local tax audits resulting in a net benefit of $9.6 million.

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

Uncertain Tax Benefits

The Company recognizes tax benefits when it is more likely than not that the position will prevail, based solely on the technical merits under the tax law of the relevant jurisdiction.  The Company will recognize the tax benefit if the position meets this recognition threshold determined based on the largest amount of the benefit that is more than likely to be realized. Management believes that it is reasonably possible the total potential liability before interest and penalties may be increased or decreased by

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

$10 million within the twelve months of the reporting date because of anticipated settlement with taxing authorities, resolution of open tax matters, and the expiration of various statutes of limitations.

NOTE 13 — COMMITMENTS

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

Commitments (dollars in millions)

	June 30, 2019			December 31, 2018
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets(1)	$3,478.1	$4,119.5	$7,597.6	$7,136.3
Letters of credit
Standby letters of credit	29.2	197.8	227.0	226.2
Other letters of credit	5.7	1.5	7.2	12.0
Deferred purchase agreements	1,484.8	—	1,484.8	1,959.5
Purchase and Funding Commitments
Rail and other purchase commitments	440.7	—	440.7	344.8
(1)	Included reverse mortgage loan commitments associated with discontinued operations, see Note 2 – Discontinued Operations.

Financing Commitments

Commercial

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. Financing commitments also include credit line agreements to Business Capital clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, was $619 million and $318 million at June 30, 2019 and December 31, 2018, respectively. As financing commitments may not be fully drawn, may expire unused, may be reduced or canceled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

At June 30, 2019, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking segment.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The table above includes $1,422 million and $1,895 million of DPA credit protection at June 30, 2019 and December 31, 2018, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $63 million and $64 million available under DPA credit line agreements, net of the amount of DPA credit protection provided at June 30, 2019 and December 31, 2018, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

The methodology used to determine the DPA liability is similar to the methodology used to determine the ALLL associated with the finance loans, which reflects embedded losses based on various factors, including expected losses reflecting the Company’s internal customer and facility credit ratings. The liability recorded in Other Liabilities related to the DPAs totaled $5.1 million and $5.2 million at June 30, 2019 and December 31, 2018, respectively.

Purchase and Funding Commitments

CIT’s purchase commitments primarily relate to the Rail and Equipment Finance businesses.

Other Commitments

The Company has commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments were $144 million at June 30, 2019 and $98 million at December 31, 2018. These commitments are payable on demand and are recorded in other liabilities.

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $65 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of June 30, 2019. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

Segment Pre-tax Income (Loss) (dollars in millions)

	Commercial Banking	Consumer Banking	Non-Strategic Portfolios	Corporate and Other	Total CIT
Quarter Ended June 30, 2019
Interest income	$365.0	$93.8	$1.0	$55.7	$515.5
Interest expense (benefit)	193.6	(34.9)	0.9	83.1	242.7
Provision (benefit) for credit losses	30.5	(1.9)	-	-	28.6
Rental income on operating leases	213.0	-	-	-	213.0
Other non-interest income	85.1	6.9	2.7	11.4	106.1
Depreciation on operating lease equipment	76.8	-	-	-	76.8
Maintenance and other operating lease expenses	48.3	-	-	-	48.3
Operating expenses/loss on debt extinguishment and deposit redemption	178.5	88.2	1.1	0.2	268.0
Income (loss) from continuing operations before provision (benefit) for income taxes	$135.4	$49.3	$1.7	$(16.2)	$170.2
Select Period End Balances
Loans	$24,577.9	$6,744.9	$-	$-	$31,322.8
Credit balances of factoring clients	(1,175.8)	-	-	-	(1,175.8)
Assets held for sale	154.1	28.8	7.9	-	190.8
Operating lease equipment, net	7,056.1	-	-	-	7,056.1
Quarter Ended June 30, 2018
Interest income	$330.4	$85.0	$1.9	$56.3	$473.6
Interest expense (benefit)	177.0	(37.3)	1.8	63.7	205.2
Provision (benefit) for credit losses	33.2	(0.3)	-	-	32.9
Rental income on operating leases	261.3	-	-	-	261.3
Other non-interest income	73.1	37.5	0.7	24.1	135.4
Depreciation on operating lease equipment	77.2	-	-	-	77.2
Maintenance and other operating lease expenses	63.5	-	-	-	63.5
Operating expenses/loss on debt extinguishment and deposit redemption	171.4	93.7	2.2	19.5	286.8
Income (loss) from continuing operations before provision (benefit) for income taxes	$142.5	$66.4	$(1.4)	$(2.8)	$204.7
Select Period End Balances
Loans	$23,039.7	$6,308.7	$-	$-	$29,348.4
Credit balances of factoring clients	(1,430.8)	-	-	-	(1,430.8)
Assets held for sale	1,286.8	19.3	29.7	-	1,335.8
Operating lease equipment, net	6,833.9	-	-	-	6,833.9

Six Months Ended June 30, 2019
Interest income	$721.6	$189.3	$2.1	$119.0	$1,032.0
Interest expense (benefit)	393.0	(74.2)	1.7	157.8	478.3
Provision (benefit) for credit losses	65.6	(4.0)	-	-	61.6
Rental income on operating leases	430.7	-	-	-	430.7
Other non-interest income	162.7	11.6	8.3	20.3	202.9
Depreciation on operating lease equipment	156.2	-	-	-	156.2
Maintenance and other operating lease expenses	98.1	-	-	-	98.1
Operating expenses/loss on debt extinguishment and deposit redemption	359.2	182.0	2.7	0.3	544.2
Income (loss) from continuing operations before provision (benefit) for income taxes	$242.9	$97.1	$6.0	$(18.8)	$327.2
Six Months Ended June 30, 2018
Interest income	$645.3	$170.2	$4.3	$105.0	$924.8
Interest expense (benefit)	333.3	(61.6)	3.5	110.5	385.7
Provision for credit losses	100.4	1.3	-	-	101.7
Rental income on operating leases	514.9	-	-	-	514.9
Other non-interest income	151.1	49.0	1.9	38.1	240.1
Depreciation on operating lease equipment	153.6	-	-	-	153.6
Maintenance and other operating lease expenses	120.9	-	-	-	120.9
Operating expenses/loss on debt extinguishment and deposit redemption	354.5	189.7	4.4	19.6	568.2
Income (loss) from continuing operations before provision (benefit) for income taxes	$248.6	$89.8	$(1.7)	$13.0	$349.7

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

Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of the Company. See "Non-GAAP Financial Measurements" for a reconciliation of these financial measures to comparable financial measures in accordance with U.S. GAAP.

Throughout this MD&A we reference specific "Notes" to our financial statements. These are notes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements.

SUMMARY OF 2019 FINANCIAL RESULTS

The following table summarizes the Company’s results in accordance with GAAP as included in the Condensed Consolidated Statements of Income for the quarters and six months ended June 30, 2019 and 2018, and also for the quarter ended March 31, 2019. We similarly provide results that exclude noteworthy items, which are reconciled to GAAP in the Non-GAAP Financial Measurements section at the end of the MD&A. There were no noteworthy items in the 2019 periods. As explained further in the Non-GAAP Financial Measurements section, we exclude noteworthy items to reflect how management views the underlying performance of the business.

Results of Operations (dollars in millions)

	Quarters Ended			Six Months Ended
GAAP Results	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Income from continuing operations available to common shareholders	$127.4	$119.2	$137.9	$246.6	$241.6
Income (loss) from discontinued operations, net of taxes	0.8	(0.3)	(20.5)	0.5	(27.2)
Net Income available to common shareholders	$128.2	$118.9	$117.4	$247.1	$214.4
Diluted income per common share
Income from continuing operations available to common shareholders	$1.32	$1.18	$1.11	$2.50	$1.88
Income (loss) from discontinued operations, net of taxes	0.01	-	(0.17)	-	(0.21)
Diluted Income per common share available to common shareholders	$1.33	$1.18	$0.94	$2.50	$1.67
Average number of common shares — diluted (thousands)	96,483	101,096	124,686	98,780	128,110

Non-GAAP Results, excluding noteworthy items
Income from continuing operations available to common shareholders	$127.4	$119.2	$124.6	$246.6	$221.5
Income (loss) from discontinued operations, net of taxes	0.8	(0.3)	(6.7)	0.5	(13.4)
Net Income available to common shareholders	$128.2	$118.9	$117.9	$247.1	$208.1
Diluted income per common share
Income from continuing operations available to common shareholders	$1.32	$1.18	$1.00	$2.50	$1.73
Income (loss) from discontinued operations, net of taxes	0.01	-	(0.05)	-	(0.11)
Diluted Income per common share available to common shareholders	$1.33	$1.18	$0.95	$2.50	$1.62

Income from continuing operations available to common shareholders for the quarter declined from the year-ago quarter, and increased from the prior quarter. The year-ago quarter included noteworthy items that are discussed in various sections of the MD&A and individually listed in the "Non-GAAP Financial Measurements" section.

Compared to the year-ago and prior quarters, income from continuing operations available to common shareholders excluding noteworthy items1 increased, as lower taxes and credit costs offset lower net finance revenue. The increase from the prior quarter also reflected higher non-interest income and lower operating expenses. The current quarter also included the semi-annual preferred dividend.

The increase in net income available to common shareholders from the year-ago quarter also reflected a modest benefit from discontinued operations, compared to a loss in the year-ago and prior quarters.

The results per diluted common share compared to the year-ago and prior quarters also reflects the decline in the average number of diluted common shares outstanding due to share repurchases.

DISCONTINUED OPERATIONS

At June 30, 2019, discontinued operations was comprised of Business Air and residual activity of the Financial Freedom servicing business (“Financial Freedom”), a former division of CIT Bank that serviced reverse mortgage loans. Financial Freedom was sold on May 31, 2018 and the economic benefit and risk of Financial Freedom was transferred to the buyer. At June 30, 2019, certain assets and liabilities of the Financial Freedom business remain in discontinued operations pending receipt of the required investor consent. In July 2019, we received the final consent and expect to derecognize the assets and liabilities in the third quarter.

Income from discontinued operations was $0.8 million in the current quarter, compared to a loss of $20.5 million in the year-ago quarter and $0.3 million in the prior quarter. Income from discontinued operations was $0.5 million for the six months ended June 30, 2019 compared to a loss of $27.2 million for the six months ended June 30, 2018. The prior year included noteworthy items of $14 million after tax, reflecting the loss on sale of the Financial Freedom servicing operations.

Further details of the discontinued operations, along with condensed combined balance sheets and income statements are included in Note 2 — Discontinued Operations.

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

The following table presents the average balance sheet and related rates, along with NFR and NFM.

Average Balances and Rates(1) (dollars in millions)

	Quarters Ended
	June 30, 2019			March 31, 2019			June 30, 2018
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-bearing cash	$1,371.5	$8.3	2.42%	$2,622.9	$14.5	2.21%	$3,530.8	$16.0	1.81%
Investment securities and securities purchased under agreements to resell	8,118.7	50.2	2.47%	7,178.3	50.7	2.82%	6,062.8	42.1	2.78%
Loans (including held for sale)(2)(3)	29,628.0	457.0	6.17%	29,377.7	448.8	6.11%	28,553.9	428.0	6.00%
Total interest earning assets(2)(3)	39,118.2	515.5	5.27%	39,178.9	514.0	5.25%	38,147.5	486.1	5.10%
Operating lease equipment, net (including held for sale)(4)	7,029.6	87.9	5.00%	6,982.7	88.5	5.07%	7,980.3	120.6	6.04%
Indemnification assets	-	-	-	7.7	2.5	NM	101.8	(12.5)	-49.12%
Average earning assets(2)(5)	46,147.8	603.4	5.23%	46,169.3	605.0	5.24%	46,229.6	594.2	5.14%
Non-interest earning assets
Cash and due from banks	148.7			129.8			215.9
Allowance for loan losses	(487.4)			(493.0)			(449.3)
All other non-interest bearing assets	3,055.6			2,840.0			2,734.7
Assets of discontinued operations	182.1			230.1			416.2
Total assets	$49,046.8			$48,876.2			$49,147.1

Interest-bearing deposits and borrowings
Deposits	$33,697.7	$173.9	2.06%	$31,666.2	$153.8	1.94%	$29,549.6	$110.6	1.50%
Borrowings	6,068.0	68.8	4.54%	7,802.7	81.8	4.19%	9,437.0	94.6	4.01%
Total interest-bearing liabilities	39,765.7	242.7	2.44%	39,468.9	235.6	2.39%	38,986.6	205.2	2.11%
Non-interest bearing deposits	1,622.4			1,611.3			1,414.5
Other non-interest bearing liabilities	1,481.4			1,558.4			1,401.4
Liabilities of discontinued operations	262.4			286.0			419.0
Stockholders' equity	5,914.9			5,951.6			6,925.6
Total liabilities and stockholders' equity	$49,046.8			$48,876.2			$49,147.1
Net revenue spread			2.79%			2.85%			3.03%
Impact of non-interest bearing sources			0.34%			0.35%			0.34%
NFR ($) / NFM (%)(2)(5)		$360.7	3.13%		$369.4	3.20%		$389.0	3.37%
Adjusted NFR / NFM (excluding noteworthy items)(5)		$360.7	3.13%		$369.4	3.20%		$380.4	3.29%

[2]

Net finance revenue, net finance margin, net operating lease revenue and average earnings assets, and respective amounts excluding noteworthy items are non-GAAP measures. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information.

Average Balances and Rates(1) (dollars in millions) (continued)

	Six Months Ended
	June 30, 2019			June 30, 2018
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-bearing cash	$1,993.7	$22.8	2.29%	$2,850.4	$23.0	1.61%
Investment securities and securities purchased under agreements to resell	7,651.2	100.9	2.64%	6,210.4	85.4	2.75%
Loans (including held for sale)(2)(3)	29,503.5	905.8	6.14%	28,542.9	843.1	5.91%
Interest earning assets	39,148.4	1,029.5	5.26%	37,603.7	951.5	5.06%
Operating lease equipment, net (including held for sale)(4)	7,006.3	176.4	5.04%	7,953.1	240.4	6.05%
Indemnification assets	3.8	2.5	NM	115.6	(26.7)	-46.19%
Average earning assets(2)(5)	46,158.5	1,208.4	5.24%	$45,672.4	$1,165.2	5.10%
Non-interest earning assets
Cash and due from banks	139.3			235.7
Allowance for loan losses	(490.2)			(441.1)
All other non-interest bearing assets	2,948.4			2,704.4
Assets of discontinued operations	206.0			446.1
Total assets	$48,962.0			$48,617.5

Interest-bearing deposits and borrowings
Deposits	$32,687.5	$327.7	2.01%	$29,053.3	$207.7	1.43%
Borrowings	6,930.5	150.6	4.35%	9,247.1	178.0	3.85%
Total interest-bearing liabilities	39,618.0	478.3	2.41%	38,300.4	385.7	2.01%
Non-interest bearing deposits	1,616.9			1,442.1
Other non-interest bearing liabilities	1,519.8			1,412.9
Liabilities of discontinued operation(5)	274.1			452.4
Stockholders' equity	5,933.2			7,009.7
Total liabilities and stockholders' equity	$48,962.0			$48,617.5
Net revenue spread			2.83%			3.09%
Impact of non-interest bearing sources			0.33%			0.32%
NFR ($) / NFM (%)(2)(5)		$730.1	3.16%		$779.5	3.41%
Adjusted NFR / NFM (excluding noteworthy items)(5)		$730.1	3.16%		$761.6	3.34%

NM – Not meaningful

(1)

Average balances for the 2019 periods are based on daily balances, as system enhancements effective January 1, 2019 allowed for the new basis. The enhancements do not allow for prior period updates. Although 2018 period averages were derived from month end balances and remain as reported; these had been adjusted for the timing of significant transactions that would impact the average. Therefore, any difference compared to a daily average balance was not significant. Tax exempt income was not significant in any of the periods presented. Average rates are impacted by PAA.

(2)	The balance and rate presented is calculated net of average credit balances for factoring clients.
(3)	Non-accrual loans and related income are included in the respective categories.
(4)

Net Operating lease revenue presented above includes rental revenues, net of depreciation and net of maintenance and other operating lease expenses, as these are directly associated with the equipment.

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

Average Balances and Rates(1) (dollars in millions)

	June 2019 Over March 2019 Comparison			June 2019 Over June 2018 Comparison
	Increase (Decrease) Due To Change In:			Increase (Decrease) Due To Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-bearing cash	$(7.5)	$1.3	$(6.2)	$(11.9)	$4.2	$(7.7)
Investment securities and securities purchased under agreement to resell	6.2	(6.7)	(0.5)	13.1	(5.0)	8.1
Loans and loans held for sale(2)(3)	3.8	4.4	8.2	16.4	12.6	29.0
Operating lease equipment, net (including held for sale)(4)	0.6	(1.2)	(0.6)	(13.4)	(19.3)	(32.7)
Indemnification assets	(1.2)	(1.3)	(2.5)	6.2	6.3	12.5
AEA(2)	$1.9	$(3.5)	$(1.6)	$10.4	$(1.2)	$9.2
Interest-bearing deposits	$10.2	$9.9	$20.1	$17.1	$46.2	$63.3
Borrowings(4)	(19.3)	6.3	(13.0)	(37.0)	11.2	(25.8)
Total interest-bearing liabilities	$(9.1)	$16.2	$7.1	$(19.9)	$57.4	$37.5

(1)..(5) See footnotes to prior table.

NFR was $361 million for the quarter ended June 30, 2019, down from $389 million in the year-ago quarter and $369 million in the prior quarter. NFR excluding noteworthy item was $380 million in the year-ago quarter, which is adjusted for $9 million of suspended depreciation expense related to NACCO, our former European rail leasing business that was in AHFS until it was sold in the fourth quarter of 2018. When operating lease equipment is in AHFS, depreciation is suspended, resulting in a benefit to NFR.

Compared to the year-ago quarter, NFR excluding the noteworthy item decreased, reflecting higher deposit costs in the current quarter. In addition, the year-ago quarter included operating lease revenue from the NACCO portfolio (sold in Q4 2018) and income from the reverse mortgage portfolio (sold during the year-ago quarter). These were partially offset by higher interest income from loan growth, lower borrowing costs (reflecting lower balances), and no current quarter offset of interest income from the indemnification asset due to a loss share agreement (“LSA”) that expired on March 31, 2019.

Compared to the prior quarter, NFR declined as higher deposit costs resulting from the full quarter impact of strong deposit growth last quarter, was partially offset by lower borrowing costs, primarily due to the reduction in FHLB outstanding balances. Interest income was relatively flat, as higher interest on loans, reflecting portfolio growth, was offset by approximately $6 million from the acceleration of the premium amortization on MBS investments in the current quarter. The acceleration was driven by the reduction in long-term interest rates, which resulted in higher actual and forecasted prepayments that reduced interest income.

NFR for the six months ended June 30, 2019, was down compared to 2018, as higher deposit costs, due to increases in deposits as well as an increase in deposit rates, and lower operating lease revenue, due primarily to the sale of NACCO (sold in Q4 2018) and the reverse mortgage portfolio (sold during the year-ago quarter), were partially offset by increased income on loan growth and no current quarter offset of interest income from the indemnification asset.

Revenues generated on our interest-bearing cash and investments are indicative of the interest rate environment and composition of average balances. Revenues may fluctuate depending on the composition of the investments, interest rates and credit spreads. Revenues in the current quarter were impacted by accelerated premium amortization on the MBS portfolio.

NFM was 3.13% for the quarter ended June 30, 2019, down from 3.37% in the year-ago quarter (3.29% excluding the noteworthy item in that quarter) and 3.20% in the prior quarter. NFM declined from the year-ago quarter and six months, as higher deposit rates, lower net yields on operating lease equipment and the impact from the accelerated premium amortization on the MBS portfolio, were partially offset by increased yields on loans and no current quarter offset of interest income from the indemnification asset that was related to the loss share agreement that expired on March 31, 2019. Lower yields on rail operating lease equipment primarily reflected continued repricing pressure.

The decrease in NFM compared to the prior quarter was primarily driven by higher deposit costs, which was partially offset by lower borrowing costs. The higher deposit costs reflected the full quarter impact from the strong growth in online savings accounts last quarter and the migration of existing customers from lower rate products. Borrowing costs were lower in the current quarter due to lower amounts outstanding, while rates were up in the current quarter due to the composition of borrowings. Redeploying cash from deposit growth, we repaid FHLB debt at the end of last quarter and in the current quarter, which has a lower rate than other borrowings. Deposits and borrowing rates are discussed further below. NFM benefited from a higher level of interest recoveries and prepayment benefits during the quarter, which was mostly offset by the reduction in interest on the indemnification asset. Loan yields improved modestly, but were more than offset by approximately 5 basis points impact from the acceleration of the premium amortization on our MBS investment portfolio.

AEA was essentially flat compared to the year-ago and prior quarters. In the year-ago quarter, growth in loans was offset by lower operating lease equipment, due to the reduction in Rail from the sale of NACCO. Compared to the prior quarter, we deployed cash to repay FHLB debt, average investment securities increased, and we grew average loans and leases by 1%, including the impact from the continued run-off of the LCM portfolio. Core average loans and leases3, which are included in AEA, increased 1% from the prior quarter and 8% from the year-ago quarter, which was driven by continued strong origination activity across all of our businesses. The increases were primarily driven by growth in the Commercial Finance and Business Capital divisions of Commercial Banking and the Other Consumer Banking division of Consumer Banking.

The composition of our average funding mix in the current quarter reflected a higher mix of deposits due to the growth noted above and a lower percentage of secured borrowings, reflecting a full quarter impact from repayments of FHLB at the end of the prior quarter.

Average Funding Mix

	Quarters Ended
	June 30, 2019	March 31, 2019	June 30, 2018
Deposits	85%	81%	77%
Unsecured borrowings	9%	9%	11%

Secured Borrowings:
FHLB advances	4%	8%	9%
Structured financings	2%	2%	3%

These proportions will fluctuate in the future depending upon our funding activities.

[3]

Core average loans and leases is a non-GAAP measure that excludes loans and leases from certain portfolios, including LCM, NACCO, and NSP. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information

The following table details further the rates of interest bearing liabilities.

Interest-Bearing Deposits and Borrowings — Average Balances and Rates for the Quarters Ended (dollars in millions)

	June 30, 2019			March 31, 2019			June 30, 2018
	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)
Total interest-bearing deposits
Time deposits	$13,164.4	$75.2	2.28%	$13,914.2	$75.5	2.17%	$13,839.9	$62.4	1.80%
Interest-bearing checking	1,325.8	2.0	0.60%	1,462.0	2.0	0.54%	2,339.4	3.6	0.62%
Savings and money market	19,207.5	96.7	2.01%	16,290.0	76.3	1.87%	13,370.3	44.6	1.33%
Total interest-bearing deposits	33,697.7	173.9	2.06%	31,666.2	153.8	1.94%	29,549.6	110.6	1.50%
Borrowings
FHLB advances	$1,707.4	$11.5	2.69%	$3,280.0	$23.1	2.82%	$3,711.0	$20.5	2.21%
Other secured and structured borrowings	545.0	5.5	4.04%	713.8	7.0	3.92%	1,407.6	13.8	3.92%
Senior unsecured	3,420.1	43.5	5.09%	3,413.4	43.4	5.09%	3,923.2	49.2	5.02%
Subordinated unsecured	395.5	6.2	6.27%	395.5	6.2	6.27%	395.2	6.2	6.28%
Other credit facilities(1)	-	2.1	-	-	2.1	-	-	4.9	-
Total borrowings	6,068.0	68.8	4.54%	7,802.7	81.8	4.19%	9,437.0	94.6	4.01%
Total interest-bearing liabilities	$39,765.7	$242.7	2.44%	$39,468.9	$235.6	2.39%	$38,986.6	$205.2	2.11%
(1)

Amounts include interest expense related to facility fees and amortization of deferred costs on unused portions of credit facilities, including the Revolving Credit Facility and total return swaps. The decline from June 30, 2018 reflects the termination of the TRS in the fourth quarter of 2018, along with the reduction of the Revolving Credit Facility.

We remain focused on optimizing our mix of deposits. Compared to the year-ago and prior quarters, we have increased the percentage of non-maturity deposits relative to total deposits in conjunction with our strategy to optimize deposit costs through the rate cycle, while working within our risk management discipline. The average interest-bearing deposit balance in the table above reflects growth in our savings and money market deposits, while the increase in deposit rates reflects higher market rates and customer migration from lower rate deposit products. Average interest-bearing deposits grew 6% from the prior quarter reflecting the full quarter impact from strong growth in our Direct Bank resulting from the Savings Builder product in the first quarter, which was designed to attract long-term deposits while increasing the proportion of non-maturity deposits to total deposits. As a result, this product was a key driver to deposit growth last quarter and continued to drive growth in the second quarter, albeit at a more moderate pace. During the second quarter, we reduced the rate on this product, which moderated growth. See Funding and Liquidity section for tables that reflects period end deposits by type and by channel.

Interest expense on borrowings decreased compared to the year-ago and prior quarters. Borrowing costs in the current quarter reflected a decline in FHLB, primarily driven by the lower average balance. We repaid approximately $2 billion of FHLB advances near the end of the first quarter and during the second quarter, with the benefit of the lower balance impacting the second quarter. Compared to the year-ago quarter, in addition to lower FHLB costs, borrowing costs reflected the impact of redemptions related to the liability actions associated with the NACCO sale and termination of the TRS and related Railcar Funding LLC securitization in the fourth quarter of 2018, and repayment of unsecured borrowings in 2018. The weighted average maturity profile of the combined unsecured senior and subordinated notes is 4.5 years at June 30, 2019, compared to 5.0 years at December 31, 2018.

The following table reflects our total deposit base, interest bearing and non-interest-bearing deposits, and related rate:

Total Deposits — Average Balances and Rates for the Quarters Ended (dollars in millions)

	June 30, 2019			March 31, 2019			June 30, 2018
	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)
Interest-bearing deposits	$33,697.7	$173.9	2.06%	$31,666.2	$153.8	1.94%	$29,549.6	$110.6	1.50%
Non-interest bearing deposits	1,622.4	-	-	1,611.3	-	-	1,414.5	-	-
Total deposits	$35,320.1	$173.9	1.97%	$33,277.5	$153.8	1.85%	$30,964.1	$110.6	1.43%

Deposits and borrowings are also discussed in Funding and Liquidity.

The following table depicts selected earning asset yields and margin-related data for our segments and divisions within the segments.

Segment Average Yield and Other Data (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2019	2019	2018	2019	2018
Commercial Banking
Average Earning Assets (AEA)
Commercial Finance	$11,009.6	$10,832.5	$10,068.7	$10,921.5	$10,098.4
Business Capital	7,244.7	7,159.6	6,714.7	7,202.4	6,649.1
Rail	6,532.8	6,570.3	7,712.5	6,551.4	7,702.8
Real Estate Finance	5,328.8	5,426.2	5,469.2	5,377.3	5,531.3
Total	$30,115.9	$29,988.6	$29,965.1	$30,052.6	$29,981.6

Net Finance Revenue
Commercial Finance	$90.3	$86.0	$83.4	$176.3	$169.5
Business Capital	87.1	81.0	76.4	168.1	152.0
Rail	42.8	40.5	71.5	83.3	141.5
Real Estate Finance	39.1	38.2	42.7	77.3	89.4
Total	$259.3	$245.7	$274.0	$505.0	$552.4

Gross Yield
Commercial Finance	5.84%	5.79%	5.66%	5.81%	5.48%
Business Capital	9.34%	9.27%	9.05%	9.30%	8.99%
Rail	10.62%	10.66%	11.45%	10.64%	11.23%
Real Estate Finance	5.60%	5.65%	5.58%	5.63%	5.48%
Total	7.68%	7.66%	7.90%	7.67%	7.74%

Net Finance Margin
Commercial Finance	3.28%	3.18%	3.31%	3.23%	3.36%
Business Capital	4.81%	4.52%	4.55%	4.67%	4.57%
Rail	2.62%	2.47%	3.71%	2.54%	3.67%
Real Estate Finance	2.93%	2.82%	3.12%	2.87%	3.23%
Total	3.44%	3.28%	3.66%	3.36%	3.68%

Consumer Banking
Average Earning Assets (AEA)
Other Consumer Banking	$4,043.5	$3,827.5	$3,098.6	$3,936.1	$2,924.9
Legacy Consumer Mortgages	2,627.7	2,747.2	3,798.3	2,687.1	3,929.0
Total	$6,671.2	$6,574.7	$6,896.9	$6,623.2	$6,853.9

Net Finance Revenue
Other Consumer Banking	$86.0	$91.3	$87.6	$177.3	$158.2
Legacy Consumer Mortgages	42.7	43.5	34.7	86.2	73.6
Total	$128.7	$134.8	$122.3	$263.5	$231.8

Gross Yield
Other Consumer Banking	3.71%	3.77%	3.64%	3.74%	3.58%
Legacy Consumer Mortgages	8.57%	8.66%	5.99%	8.62%	6.00%
Total	5.62%	5.81%	4.93%	5.72%	4.97%

Net Finance Margin
Other Consumer Banking	8.52%	9.54%	11.31%	9.01%	10.82%
Legacy Consumer Mortgages	6.50%	6.34%	3.65%	6.42%	3.75%
Total	7.72%	8.20%	7.09%	7.96%	6.76%

Gross yield (interest income plus rental income on operating leases as a % of AEA) in Commercial Banking for the quarter ended June 30, 2019 was down from the year-ago quarter as improvements in Commercial Finance, Real Estate Finance and Business Capital were offset by a decline in Rail. Gross yields were slightly up from the prior quarter, driven by Commercial Finance and Business Capital. Gross yields in Commercial Finance were up from the year-ago quarter primarily driven by the benefit of higher short-term interest rates, partially offset by a decline in PAA. The slight increase from the prior quarter reflects a modest benefit from higher PAA and interest recoveries. Gross yields in Business Capital were up from the year-ago and prior quarters, reflecting asset mix, while the comparison to the year-ago quarter also benefited from rate increases. Gross yields in Rail were down from the year-ago and prior quarters, reflecting lease rates that continued to re-price lower on average across the portfolio. Gross yields were also down compared to the year-ago quarter, reflecting the sale of NACCO. Real Estate Finance gross yield was up slightly from the year-ago quarter, as the benefit of higher short term interest rates was mostly offset by lower PAA and spread compression on new originations. The Real Estate Finance gross yield was down from the prior quarter driven by lower PAA.

Consumer Banking gross yields for the quarter ended June 30, 2019 were up from the year-ago quarter and down from the prior quarter. Gross yields in the Other Consumer Banking division increased from the year-ago quarter, reflecting the benefit of the higher interest rate environment on new originations and floating rate assets within the portfolio. However, yields on new business have contracted and contributed to the decline in gross yield compared to the prior quarter. Gross yields in LCM were up compared to the year-ago quarter due to improved cash flow for PCI loans, partially offset by a reduction of income due to the sale of the reverse mortgages. Compared to the prior quarter, the gross yield was lower due to no interest income from the indemnification asset due to a loss share agreement that expired on March 31, 2019. NFM in Consumer Banking is higher than gross yields as this segment receives an interest benefit from the other segments for the value of excess deposits it generates.

As of June 30, 2019, the remaining accretable purchase accounting adjustment was $574 million, of which $50 million related to Commercial Banking and $524 million related to Consumer Banking. This compares to $626 million of remaining accretable purchase accounting adjustment as of December 31, 2018, of which $62 million related to Commercial Banking and $564 million related to Consumer Banking. The remaining accretable purchase accounting adjustment in Consumer Banking is expected to run off at a rate consistent with the run-off of the underlying mortgages, which has averaged 15-20% annually and we are expecting accretion of the remaining Commercial Banking purchase accounting adjustment to continue to trend lower. However, amounts may vary quarter to quarter from fluctuations in prepayments, which results in a loan's remaining purchase accounting adjustments being accelerated into interest income. (See footnote 1 to the following table).

The following table displays PAA by segment and division for both interest income and interest expense.

Purchase Accounting Accretion for the Quarters Ended (dollars in millions)

	June 30, 2019			March 31, 2019			June 30, 2018
	PAA Accretion Recognized in:			PAA Accretion Recognized in:			PAA Accretion Recognized in:
	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR
Commercial Banking
Commercial Finance	$2.8	$-	$2.8	$1.5	$-	$1.5	$4.2	$-	$4.2
Real Estate Finance	2.7	-	2.7	3.6	-	3.6	4.5	-	4.5
Total Commercial Banking	5.5	-	5.5	5.1	-	5.1	8.7	-	8.7
Consumer Banking
Other Consumer Banking	0.3	0.3	0.6	-	0.4	0.4	0.3	0.7	1.0
Legacy Consumer Mortgages	20.9	-	20.9	20.1	-	20.1	20.6	-	20.6
Total Consumer Banking	21.2	0.3	21.5	20.1	0.4	20.5	20.9	0.7	21.6
Total CIT	$26.7	$0.3	$27.0	$25.2	$0.4	$25.6	$29.6	$0.7	$30.3
(1)	Included in the above are accelerated recognition of approximately $5 million, $6 million, and $4 million for the quarters ended June 30, 2019 and 2018 and March 31, 2019, respectively.
(2)	Debt and deposits acquired in the OneWest Bank acquisition were recorded at a net premium, therefore the PAA of that adjustment decreases interest expense.

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Data (dollars in millions)

	Quarters Ended						Six Months Ended
	June 30, 2019		March 31, 2019		June 30, 2018		June 30, 2019		June 30, 2018
Rental income on operating leases	$213.0	12.13%	$217.7	12.47%	$261.3	13.09%	$430.7	12.29%	$514.9	12.95%
Depreciation on operating lease equipment	76.8	4.37%	79.4	4.55%	77.2	3.87%	156.2	4.46%	153.6	3.86%
Maintenance and other operating lease expenses	48.3	2.75%	49.8	2.85%	63.5	3.18%	98.1	2.80%	120.9	3.04%
Net operating lease revenue and %	$87.9	5.00%	$88.5	5.07%	$120.6	6.04%	$176.4	5.04%	$240.4	6.05%
Average operating lease equipment, including amounts held for sale	$7,029.6		$6,982.7		$7,980.3		$7,006.3		$7,953.1

Net operating lease revenue, which is a component of NFR, is driven principally by the performance of the Rail portfolio within the Commercial Banking segment. Net operating lease revenue for the quarter ended June 30, 2019 was down from the year-ago quarter, reflecting the impact of the sale of NACCO. The decline from the year-ago and prior quarters also reflects lease rates that continued to re-price lower on average across the portfolio and a lease prepayment benefit in the year-ago quarter. In the year-ago quarter, there was a noteworthy item related to the benefit to net operating lease revenue from suspended depreciation of $9 million, related to NACCO. Once a long-lived asset is classified as AHFS, depreciation expense is no longer recognized. If the suspended depreciation were included, the operating lease margins would have been 5.61% and 5.60% for the quarter and six months ended June 30, 2018, respectively.

North America railcar utilization, including commitments to lease, was a little under 97% at June 30, 2019, down slightly from March 31, 2019. We continue to expect downward pressure on yields, and anticipate re-pricing to be down 15%-20% on average through 2019, but expect re-pricing to vary from quarter to quarter based on the amount and type of cars renewing.

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

The provision for credit losses was $29 million for the quarter ended June 30, 2019, down from $33 million in both the prior and year-ago quarters. Our assets are primarily commercial and a large part of our consumer loans are carried at a significant discount in our LCM division. As a result, the provision for credit losses is primarily driven by the Commercial Banking segment. The current quarter provision consisted of $31 million in the Commercial Banking segment, partially offset by a $2 million release in Consumer Banking. The year-ago quarter provision for credit losses related to the Commercial Banking segment. The decline in Commercial Banking reflects change in portfolio mix, as well as lower charge-offs compared to the prior quarter. For the six months ended June 30, 2019, the decline in the provision for credit losses compared to 2018 was driven by the inclusion of a $22 million charge related to a charge-off of a single commercial exposure in the Commercial Finance division in the prior year first quarter.

The prior quarter consisted of provisions of $35 million in Commercial Banking partially offset by a $2 million release in Consumer Banking. The decline in the current quarter in Commercial Banking reflects a lower provision in Business Capital, partially due to seasonality, partially offset by an increase in Commercial Finance.

Net charge-offs were $31 million (0.40% as a percentage of average loans) in the current quarter, up from $15 million (0.21%) in the year-ago quarter and down from $34 million (0.43%) in the prior quarter. The increase from the year-ago quarter was driven by elevated levels in the Commercial Finance and Business Capital divisions of Commercial Banking. The slight decrease in net charge-offs for the six months ended June 30, 2019, reflected the $22 million charge-off in the year-ago six months noted above. See table and discussion further below.

Non-accrual loans totaled $271 million (0.86% of loans), compared to $297 million (0.95% of loans) at March 31, 2019 and $282 million (0.92%) at December 31, 2018. As shown below, the decrease was primarily in the Commercial Finance division of Commercial Banking and LCM in Consumer Banking.

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Allowance - beginning of period	$487.5	$489.7	$447.6	$489.7	$431.1
Provision for credit losses(1)	28.6	33.0	32.9	61.6	101.7
Other(1)	2.0	(1.6)	2.1	0.4	(0.3)
Net additions	30.6	31.4	35.0	62.0	101.4
Gross charge-offs	(41.8)	(39.6)	(25.4)	(81.4)	(80.5)
Recoveries	11.1	6.0	10.1	17.1	15.3
Net charge-offs	(30.7)	(33.6)	(15.3)	(64.3)	(65.2)
Allowance - end of period	$487.4	$487.5	$467.3	$487.4	$467.3
Provision for credit losses(1)
Specific reserves on impaired loans	$9.0	$5.5	$11.5	$14.5	$10.8
Non-specific reserves	19.6	27.5	21.4	47.1	90.9
Total	$28.6	$33.0	$32.9	$61.6	$101.7
Allowance for loan losses
Specific reserves on impaired loans	$61.8	$52.9	$36.8
Non-specific reserves	425.6	434.6	430.5
Total	$487.4	$487.5	$467.3
Ratio
Allowance for loan losses as a percentage of total loans	1.56%	1.56%	1.59%
Allowance for loan losses as a percentage of total loans/Commercial	1.89%	1.87%	1.90%
(1)

The provision for credit losses also includes amounts related to reserves on unfunded loan commitments and deferred purchase agreements, which are recorded in other liabilities. The reserve balances included in other liabilities totaled $41 million, $43 million, and $45 million at June 30, 2019, March 31, 2019 and June 30, 2018, respectively.

The increase in the allowance for loan losses as a percentage of loans in Commercial Banking from the prior quarter was driven by specific reserves, partially offset by lower reserve rates on new originations than on the existing performing portfolio and repayments of loans with higher reserves.

Loan Net Carrying Value (dollars in millions)

	Loans	Allowance for Loan Losses	Net Carrying Value
June 30, 2019
Commercial Banking	$24,577.9	$(463.6)	$24,114.3
Consumer Banking	6,744.9	(23.8)	6,721.1
Total	$31,322.8	$(487.4)	$30,835.4
December 31, 2018
Commercial Banking	$24,263.4	$(460.2)	$23,803.2
Consumer Banking	6,532.0	(29.5)	6,502.5
Total	$30,795.4	$(489.7)	$30,305.7

The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Net Charge-offs (dollars in millions)

	Quarters Ended						Six Months Ended
	June 30, 2019		March 31, 2019		June 30, 2018		June 30, 2019		June 30, 2018
Gross charge-offs
Commercial Finance	$17.3	0.64%	$16.4	0.61%	$9.8	0.40%	$33.7	0.62%	$49.8	1.01%
Business Capital	21.7	1.07%	22.5	1.07%	14.8	0.77%	44.2	1.07%	29.4	0.77%
Real Estate Finance	1.3	0.10%	-	-%	-	-%	1.3	0.05%	-	-%
Commercial Banking	40.3	0.66%	38.9	0.63%	24.6	0.43%	79.2	0.65%	79.2	0.68%
Legacy Consumer Mortgages	1.5	0.23%	0.7	0.11%	0.8	0.10%	2.2	0.17%	1.3	0.08%
Consumer Banking	1.5	0.09%	0.7	0.05%	0.8	0.05%	2.2	0.07%	1.3	0.04%
Total	$41.8	0.54%	$39.6	0.51%	$25.4	0.35%	$81.4	0.52%	$80.5	0.55%
Recoveries
Commercial Finance	$4.1	0.15%	$0.8	0.03%	$2.0	0.08%	$4.9	0.09%	$2.1	0.05%
Business Capital	6.1	0.30%	4.9	0.23%	7.9	0.41%	11.0	0.27%	12.6	0.33%
Commercial Banking	10.2	0.17%	5.7	0.09%	9.9	0.18%	15.9	0.13%	14.7	0.12%
Legacy Consumer Mortgages	0.9	0.14%	0.3	0.04%	0.2	0.02%	1.2	0.09%	0.6	0.03%
Consumer Banking	0.9	0.05%	0.3	0.02%	0.2	0.01%	1.2	0.04%	0.6	0.02%
Total	$11.1	0.14%	$6.0	0.08%	$10.1	0.14%	$17.1	0.11%	$15.3	0.10%
Net charge-offs
Commercial Finance	$13.2	0.49%	$15.6	0.58%	$7.8	0.32%	$28.8	0.53%	$47.7	0.96%
Business Capital	15.6	0.77%	17.6	0.84%	6.9	0.36%	33.2	0.81%	16.8	0.44%
Real Estate Finance	1.3	0.10%	-	-%	-	-%	1.3	0.05%	-	-%
Commercial Banking	30.1	0.49%	33.2	0.54%	14.7	0.25%	63.3	0.52%	64.5	0.56%
Legacy Consumer Mortgages	0.6	0.09%	0.4	0.07%	0.6	0.08%	1.0	0.08%	0.7	0.05%
Consumer Banking	0.6	0.03%	0.4	0.03%	0.6	0.04%	1.0	0.03%	0.7	0.02%
Total	$30.7	0.40%	$33.6	0.43%	$15.3	0.21%	$64.3	0.41%	$65.2	0.45%
Net charge-offs in Commercial Finance are primarily driven by episodic items, such as the noted $22 million charge in the 2018 six month period related to a single exposure. The increase in net charge-offs compared to the year-ago period in Business Capital was driven by higher charge-offs in certain industries in Small Business Solutions, our on-line credit lending platform.

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

Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)(1)

	June 30,	December 31,
	2019	2018
Non-accrual loans
U.S.	$257.9	$264.8
Foreign	13.0	17.5
Non-accrual loans	$270.9	$282.3
Troubled Debt Restructurings
U.S.	$151.7	$87.9
Restructured loans	$151.7	$87.9
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$55.3	$35.6
(1)	Factored receivables within our Business Capital division do not accrue interest and therefore are not considered within non-accrual loans, but are considered for credit provisioning purposes.

Non-accrual Loans (dollars in millions)

	June 30, 2019		December 31, 2018
Commercial Finance	$185.0	1.70%	$190.0	1.81%
Business Capital	47.2	0.58%	45.7	0.55%
Real Estate Finance	3.2	0.06%	2.2	0.04%
Commercial Banking	235.4	0.96%	237.9	0.98%
Other Consumer Banking	5.0	0.12%	6.1	0.16%
Legacy Consumer Mortgages	28.6	1.12%	32.2	1.15%
Consumer Banking	33.6	0.50%	38.3	0.59%
Non-Strategic Portfolios	1.9	NM	6.1	NM
Total	$270.9	0.86%	$282.3	0.92%

NM — Not meaningful; Non-accrual loans include loans held for sale. All of NSP non-accrual loans reflected loans held for sale; since there were no portfolio loans, no % is displayed.

Non-accrual loans were down from December 31, 2018, driven by various loans across different industries in Commercial Finance. We did not experience any notable trends in any specific industry or geographic area. NSP continues to decline as the remaining loans run off. Our portfolio is subject to volatility as larger accounts migrate in and out of non-accrual status or are otherwise resolved.

59% of our non-accrual accounts were paying currently at June 30, 2019 compared to 58% at December 31, 2018. Our impaired loan carrying value (including PAA discount and charge-offs) to outstanding unpaid principal balances approximated 60% at June 30, 2019, compared to 64% at December 31, 2018. For this purpose, impaired loans comprise principally non-accrual loans of $500,000 or more and TDRs.

Total delinquency (30 days or more) was 1.1% of loans at June 30, 2019 and 1.3% at December 31, 2018. Delinquency status of loans and loans held for sale are presented in Note 3 — Loans.

The tables that follow reflect loan carrying values of accounts that have been modified, excluding PCI loans and those in trial modification.

TDRs and Modifications(1) (dollars in millions)

	June 30, 2019		December 31, 2018
		% Compliant		% Compliant
Troubled Debt Restructurings
Deferral of principal and/or interest	$76.6	92%	$44.2	67%
Covenant relief and other	75.1	99%	43.7	96%
Total TDRs	$151.7	95%	$87.9	82%
Percent non-accrual	53%		79%
Modifications(2)
Extended maturity	$37.7	100%	$43.9	100%
Covenant relief	147.9	82%	106.6	85%
Interest rate increase	147.9	100%	146.7	100%
Other	390.4	91%	384.4	93%
Total Modifications	$723.9	92%	$681.6	94%
Percent non-accrual	10%		13%
(1)	For the periods presented, the loans in trial modification period were insignificant under proprietary programs.
(2)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

PCI loans, TDRs and other credit quality information is included in Note 3 — Loans.

NON-INTEREST INCOME

Non-interest Income (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Rental income on operating leases	$213.0	$217.7	$261.3	$430.7	$514.9
Other non-interest income	106.1	96.8	135.4	202.9	240.1
Total non-interest income	$319.1	$314.5	$396.7	$633.6	$755.0
Other non-interest income
Fee revenues	$27.5	$30.7	$26.5	$58.2	$53.7
Factoring commissions	23.8	24.0	23.5	47.8	49.1
Gains on leasing equipment, net of impairments	17.0	16.6	14.4	33.6	27.9
BOLI Income	7.2	6.4	6.6	13.6	13.1
Property tax income	5.8	6.1	-	11.9	-
Gains on investment securities, net of impairments	2.1	1.6	3.7	3.7	7.0
Other revenues	22.7	11.4	60.7	34.1	89.3
Total other non-interest income	106.1	96.8	135.4	202.9	240.1
Noteworthy items	-	-	(29.3)	-	(29.3)
Total other non-interest income, excluding noteworthy items(1)	$106.1	$96.8	$106.1	$202.9	$210.8
Factoring volume	$6,351.9	$7,814.1	$6,648.9	$14,166.0	$14,074.9
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

Other Non-Interest Income

For the quarter ended June 30, 2019, other non-interest income was down compared to the year-ago quarter. The noteworthy item in the year-ago quarter related to gains and other revenues from the sale of the reverse mortgage portfolio that was in Consumer Banking (other revenues line item). Excluding noteworthy items, other non-interest income was unchanged, as the gross-up of property tax income and higher gains on leasing equipment in Rail offset lower other revenues. Property tax income gross up resulted from the adoption of the new leasing standard as described in Note 1 — Business and Summary of Significant Accounting Policies and Note 5 — Leases, as property tax income on leased equipment is now included in non-interest income, with an offset of an amount approximately the same as property tax expense, which is included in other non-interest expenses. Lower other revenues were driven by a decline in derivative income and foreign exchange gains in Corporate and Other, partially offset by higher net gains on sale of loans, primarily driven by a $5 million gain on the sale of a loan in Commercial Finance.

Other non-interest income was up compared to the prior quarter, reflecting higher net gains on sale of loans, driven by the sale of a loan in Commercial Finance, and income on customer derivatives, both in other revenues, partially offset by lower capital markets revenues in fee revenues.

For the six months ended June 30, 2019, other non-interest income was down compared to the year-ago period. The year-ago period included higher gains on derivatives and foreign exchange and also included income from the reverse mortgage portfolio that was sold in the second quarter of 2018, which offset the current year property tax income, higher fee revenues and higher gains on sales of rail equipment.

NON-INTEREST EXPENSES

Non-Interest Expense (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Depreciation on operating lease equipment	$76.8	$79.4	$77.2	$156.2	$153.6
Maintenance and other operating lease expenses	48.3	49.8	63.5	98.1	120.9
Operating expenses	267.8	276.1	267.5	543.9	548.8
Loss on debt extinguishments and deposit redemptions	0.2	0.1	19.3	0.3	19.4
Total non-interest expenses	$393.1	$405.4	$427.5	$798.5	$842.7
Operating expenses
Compensation and benefits	$141.1	$146.2	$143.2	$287.3	$291.0
Technology	34.5	32.5	32.7	67.0	65.1
Professional fees	16.6	18.6	20.7	35.2	46.5
Net occupancy expense	15.0	15.9	16.0	30.9	32.2
Insurance	13.6	14.4	18.5	28.0	38.4
Advertising and marketing	5.8	13.2	13.4	19.0	26.4
Property tax expense	5.9	6.3	-	12.2	-
Intangible asset amortization	5.8	5.8	6.0	11.6	12.0
Other expenses	29.5	23.2	17.0	52.7	37.2
Total operating expenses	267.8	276.1	267.5	543.9	548.8
Intangible asset amortization	5.8	5.8	6.0	11.6	12.0
Total operating expenses, excluding intangible amortization and noteworthy items(1)	$262.0	$270.3	$261.5	$532.3	$536.8
Headcount, actuals	3,596	3,644	3,843	3,596	3,843
Net efficiency ratio(2)	56.1%	58.0%	49.9%	57.1%	52.6%
Net efficiency ratio excluding intangible amortization and noteworthy items(2)	56.1%	58.0%	53.8%	57.1%	55.2%
(1)

Operating expenses excluding intangible asset amortization is a non-GAAP measure, as reconciled in the table above, that management uses to compare period over period expenses, absent the impact of this expense from prior strategic transactions. We use this balance in the computation of the net efficiency ratio. See “Non-GAAP Financial Measurements” for details of the calculations.

(2)

Net efficiency ratio and net efficiency ratio excluding intangible asset amortization and noteworthy items are non-GAAP measurements used by management to measure operating expenses (before noteworthy items and intangible asset amortization) to the level of total net revenues. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information and description of the calculation.

Depreciation on Operating Lease Equipment

Depreciation expense is driven by rail equipment and smaller ticket equipment, such as office equipment, in Commercial Banking. Depreciation expense is a component of NFR, see discussion in “Net Finance Revenue.”

Maintenance and Other Operating Lease Expenses

Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the Rail portfolio and tend to be variable. Rail provides railcars primarily pursuant to full-service lease contracts under which Rail as lessor is responsible for railcar maintenance and repair. The decline from the year-ago quarter was primarily driven by the inclusion of costs related to NACCO, the European rail business we sold in October 2018, and lower freight expenses in the North America portfolio. Maintenance and Other Operating Lease Expenses are also components of NFR, see discussion in “Net Finance Revenue.”

Operating Expenses

Operating expenses were flat compared to the year-ago quarter, as lower advertising and marketing costs, reflecting a slowdown in deposit gathering activities after a strong first quarter effort, along with declines in insurance, professional fees and compensation and benefit costs, mostly offset the gross-up of property tax expense associated with our leased equipment, reflecting the adoption of the new lease accounting standard and higher other expenses. The increase in other expenses primarily reflected the inclusion of a $5 million reversal of a non-income tax-related reserve last year, and increases in various other items, such as sales and use and property taxes, and amortization of deferred costs. See Note 1 — Business and Summary of Significant Accounting Policies and Note 5 — Leases.

The decrease from the prior quarter was driven by lower compensation and benefits, due to the annual restart of certain benefit costs and the acceleration of expenses related to retirement-eligible employees in the prior quarter, and the reduction in advertising and marketing costs. These were partially offset by an increase in other expenses specific to the current quarter, such as other tax items, and higher community reinvestment act (“CRA”) and charitable contributions. For the six months ended June 30, 2019, operating expenses were down, generally reflecting the current quarter changes.

We remain focused on reducing our operating expenses while also investing in our businesses. We are on track to achieving our target operating cost reductions of at least $50 million through 2020, when compared to the 2018 level.

Net efficiency ratios excluding intangible amortization and noteworthy items increased from the year-ago quarter, driven by the decline in total net revenues (see Non-GAAP Financial Measurements for components).The improvement from the prior quarter reflected lower operating expenses, as discussed above.

Loss on Debt Extinguishments and Deposit Redemptions

During the year-ago quarter, we recognized $19 million in debt extinguishment costs associated with the redemption of $883 million of unsecured senior debt from the proceeds of the issuance of $1 billion in unsecured senior debt.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Provision for income taxes, before noteworthy and tax discrete items	$42.6	$40.2	$49.6	$82.8	$86.7
Tax on noteworthy items and other tax discrete items	(9.2)	(2.4)	7.8	(11.6)	12.0
Provision for income taxes	$33.4	$37.8	$57.4	$71.2	$98.7
Effective tax rate	19.6%	24.1%	28.0%	21.8%	28.2%
Effective tax rate, before tax discrete items and noteworthy items(1)	25.0%	25.6%	26.7%	25.3%	27.0%
(1)	Effective tax rate excluding discrete items and noteworthy items are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP financial information.

The Company’s current quarter and year to date effective tax rates (“ETR”) were down to 19.6% and 21.8%, respectively, reflecting discrete tax items. The ETR before noteworthy and discrete tax items was 25.0% in the current quarter, compared to 25.6% in the prior quarter and 26.7% in the year-ago quarter and 25.3% for the six months ended June 30, 2019, compared to 27.0% for the six months ended June 30, 2019. The ETR before tax discrete and noteworthy items was lower in the current quarter compared to the prior and year ago quarters, as well as the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily due to the geographic mix of earnings.

The ETR each quarter is impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances (“VA”), and discrete items. The future period’s ETR may vary from the actual year-end 2019 ETR due to changes in these factors.

Management expects the 2019 global ETR to be in the range of 25% to 26%, excluding discrete tax items and noteworthy items. Furthermore, Federal cash income taxes paid will remain minimal until the Company's net operating loss (“NOLs”) carry-forwards are fully utilized.

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

Commercial Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
	June, 30	March, 31	June, 30	June, 30	June, 30
Earnings Summary	2019	2019	2018	2019	2018
Interest income	$365.0	$356.6	$330.4	$721.6	$645.3
Rental income on operating leases	213.0	217.7	261.3	430.7	514.9
Finance revenue	578.0	574.3	591.7	1,152.3	1,160.2
Interest expense	193.6	199.4	177.0	393.0	333.3
Depreciation on operating lease equipment	76.8	79.4	77.2	156.2	153.6
Maintenance and other operating lease expenses	48.3	49.8	63.5	98.1	120.9
Net finance revenue ("NFR")	259.3	245.7	274.0	505.0	552.4
Provision for credit losses	30.5	35.1	33.2	65.6	100.4
Other non-interest income	85.1	77.6	73.1	162.7	151.1
Operating expenses	178.5	180.7	171.4	359.2	354.5
Income before income taxes	$135.4	$107.5	$142.5	$242.9	$248.6

Select Period End Balance
Loans and leases	$31,788.1	$31,686.9	$31,160.4	$31,788.1	$31,160.4
Earning assets (net of credit balances of factoring clients)	30,728.2	30,163.9	29,996.9	30,728.2	29,996.9
Select Average Balances
Average loans (includes HFS, and net of credit balances of factoring clients)	$22,957.8	$22,803.1	$21,723.9	$22,880.8	$21,758.2
Average operating leases ("AOL")* (includes HFS)	7,029.6	6,982.7	7,980.3	7,006.3	7,953.1
Average earning assets ("AEA")	30,115.9	29,988.6	29,965.1	30,052.6	29,981.6
Statistical Data
Net finance margin - NFR as a % of AEA	3.44%	3.28%	3.66%	3.36%	3.68%
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses*	$87.9	$88.5	$120.6	$176.4	$240.4
Operating lease margin as a % of AOL*	5.00%	5.07%	6.04%	5.04%	6.05%
Net efficiency ratio	51.5%	55.5%	49.0%	53.4%	50.0%
Pretax return on AEA	1.80%	1.43%	1.90%	1.62%	1.66%
New business volume	$2,887.4	$2,373.5	$2,378.5	$5,260.9	$4,645.7

* See discussion below for the impact of suspended depreciation.

Pre-tax income in the quarter and six months ended June 30, 2018, benefited from noteworthy items, the suspension of depreciation expense related to NACCO of $9 million and $18 million, respectively. Compared to the year-ago quarter, pre-tax income excluding noteworthy items was slightly up from $134 million, reflecting higher gains on asset sales that benefited other non-interest income, as well as a lower provision for credit losses, which offset lower NFR, mostly due to the sale of NACCO in the 2018 fourth quarter. Operating expenses were higher due to the property tax gross up, which was offset by an increase in other non-interest income. Compared to the six months ended June 30, 2018, pre-tax income excluding noteworthy items was up from $231 million in 2018, also driven by the same trends. Compared to the prior quarter, pre-tax income was up, reflecting higher NFR, non-interest income and lower credit provision. There were no noteworthy items in the 2019 periods.

AEA consisted primarily of loans and leases. Average loans were up from the year-ago quarter, reflecting growth in Commercial Finance and Business Capital. Commercial Finance also drove the increase in average loans compared to the prior quarter. The decline in the AOL from the year-ago quarter reflected the sale of NACCO in the fourth quarter of 2018, which had approximately $1.2 billion of average loans and leases for the quarter ended June 30, 2018.

Compared to the year-ago and prior quarters, new business volume was strong, driven by Real Estate Finance.

Factored volume of $6.4 billion was down slightly from $6.6 billion in the year-ago quarter, and down from $7.8 billion in the prior quarter due to seasonal trends.

Trends included:

•	Excluding the noteworthy item, NFR was down from the year-ago quarter and six months, primarily reflecting a decrease in net operating lease revenue as discussed below, which offset the benefits of higher interest rates. NFR was up from the prior quarter, reflecting growth in the portfolio, interest recoveries in Commercial Finance and higher yields in Business Capital, partially offset by the decline in net operating lease revenue in Rail.

•

PAA totaled $5 million, $9 million and $5 million in the current, year-ago and prior quarters, respectively. PAA accretion benefited interest income. See Purchase Accounting Accretion table in Net Finance Revenue section for amounts of PAA by division. The current quarter included PAA that was accelerated due to prepayments of $2 million, while the year-ago and prior quarters included $3 million and $2 million, respectively.

•

Gross yields (interest income plus rental income on operating leases as a % of AEA) in Commercial Banking of 7.68% were down from 7.90% in the year-ago quarter and essentially unchanged from 7.66% in the prior quarter. See Select Segment and Division Margin Metrics table and discussion that follows that table in Net Finance Revenue section for commentary on gross yields by division.

•

Net operating lease revenue, which is a component of NFR, is driven primarily by the performance of our rail portfolio. Excluding the noteworthy item, Rail’s net operating lease revenue was down from the year-ago quarter and six months, reflecting the sale of NACCO, continued downward pressure on renewal rental rates, and the impact of a lease prepayment benefit in the year-ago quarter. Compared to the prior quarter, net operating lease revenue in Rail was relatively flat, as lower renewal rates were offset by lower maintenance expense. See further discussion of the continued lower lease renewal rates in the Net Finance Revenue section earlier in the MD&A.

•	NFM decreased compared to the year-ago quarter and six months, and was up from the prior quarter, driven by the NFR trends discussed above.

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

Consumer Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
	June, 30	March, 31	June, 30	June, 30	June, 30
Earnings Summary	2019	2019	2018	2019	2018
Interest income	$93.8	$95.5	$85.0	$189.3	$170.2
Interest benefit	(34.9)	(39.3)	(37.3)	(74.2)	(61.6)
Net finance revenue ("NFR")	128.7	134.8	122.3	263.5	231.8
Provision (benefit) for credit losses	(1.9)	(2.1)	(0.3)	(4.0)	1.3
Other non-interest income	6.9	4.7	37.5	11.6	49.0
Operating expenses	88.2	93.8	93.7	182.0	189.7
Income before income taxes	$49.3	$47.8	$66.4	$97.1	$89.8
Select Period End Balance
Loans (includes HFS)	$6,773.7	$6,610.2	$6,328.0	$6,773.7	$6,328.0
Earning assets	6,791.5	6,625.5	6,415.5	6,791.5	6,415.5
Deposits	30,525.8	30,034.8	26,004.5	30,525.8	26,004.5
Select Average Balances
Average loans (includes HFS)	$6,654.4	$6,555.5	$6,786.7	$6,605.3	6,733.5
Average earning assets ("AEA")	6,671.2	6,574.7	6,896.9	6,623.2	6,853.9
Statistical Data
Net finance margin - NFR as a % of AEA	7.72%	8.20%	7.09%	7.96%	6.76%
Net efficiency ratio	61.6%	64.0%	55.8%	62.8%	64.3%
Pretax return on AEA	2.96%	2.90%	3.85%	2.93%	2.62%
New business volume	$523.5	$310.6	$482.6	$834.1	$871.2

Pre-tax income in the quarter and six months ended June 30, 2018, benefited from noteworthy items of $29 million in other non-interest income related to the sale of the reverse mortgage portfolio. Compared to the year-ago quarter, pre-tax income excluding noteworthy items was up from $37 million, reflecting lower advertising expenses and portfolio growth. Compared to the six months ended June 30, 2018, pre-tax income excluding noteworthy items was up from $61 million, reflecting the increase in the benefit in interest expense received from the other segments for the value of the excess deposits Consumer Banking generates. There were no noteworthy items in 2019.

AEA consisted primarily of loans. AEA was up for the quarter ended June 30, 2019 compared to the prior quarter primarily due to residential mortgage loan growth in the retail and correspondent channels, which outpaced the continued run-off in the LCM portfolio. AEA was down compared to the year-ago quarter, primarily due to the sale of the reverse mortgage portfolio of approximately $0.6 billion of average loans in the second quarter of 2018 and run-off of the LCM portfolio, which offset loan growth in Other Consumer Banking. At June 30, 2019, LCM made up $2.6 billion of the current quarter average balance. In July 2019, we sold approximately $205 million of loans and other real estate owned (“OREO”) in the LCM portfolio, which included approximately $15 million of non-accrual loans. We received proceeds in excess of carrying value. The vast majority of the loans were PCI, whereby interest income is recognized on a level yield basis, based on the cash flows of the pools of loans. The improved cash flows expected to be collected from the sold PCI loans of approximately $20 –25 million will be recognized prospectively over the remaining life of the related pools of loans.

Deposits, which include deposits from the branch and online channels, increased from the prior and year-ago quarters, driven by an increase in online savings deposits. See discussions in Net Finance Revenue and Funding and Liquidity sections.

Trends included:

•

NFR increased compared to the year-ago quarter and six months, reflecting the asset growth and mix trends, and the six month period also reflected a higher net benefit in interest expense reflecting an increase in market rates and deposit balances. The decline in NFR from the prior quarter was due to increased interest expense on a higher deposit balance, which partially offset the benefit Consumer Banking receives (as discussed above) and no current quarter interest income offset from the indemnification asset. NFM reflected similar trends. PAA totaled $22 million in the current quarter, compared to $22 million in the year-ago quarter and $21 million in the prior quarter.

Non-Strategic Portfolios (NSP)

NSP consists of businesses and portfolios that we no longer consider strategic. The loans and leases at the below periods were all in China.

Non-Strategic Portfolios: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
	June, 30	March, 31	June, 30	June, 30	June, 30
Earnings Summary	2019	2019	2018	2019	2018
Interest income	$1.0	$1.1	$1.9	$2.1	$4.3
Interest expense	0.9	0.8	1.8	1.7	3.5
Net finance revenue ("NFR")	0.1	0.3	0.1	0.4	0.8
Other non-interest income	2.7	5.6	0.7	8.3	1.9
Operating expenses	1.1	1.6	2.2	2.7	4.4
Income (loss) before income taxes	$1.7	$4.3	$(1.4)	$6.0	$(1.7)
Select Period End Balance
Loans and leases	$7.9	$18.8	$29.7	$7.9	$29.7
Earning assets	54.6	79.8	81.4	54.6	81.4
Select Average Balances
Average earning assets ("AEA")	$77.5	$99.4	$123.0	$88.4	133.6
Statistical Data
Net finance margin — NFR as a % of AEA	1.03%	0.81%	0.33%	0.91%	1.20%
Pretax return on AEA	8.77%	17.31%	(4.55%)	13.58%	(2.54%)

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

Corporate and Other: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
	June, 30	March, 31	June, 30	June, 30	June, 30
Earnings Summary	2019	2019	2018	2019	2018
Interest income	$55.7	$63.3	$56.3	$119.0	$105.0
Interest expense	83.1	74.7	63.7	157.8	110.5
Net finance revenue ("NFR")	(27.4)	(11.4)	(7.4)	(38.8)	(5.5)
Other non-interest income	11.4	8.9	24.1	20.3	38.1
Operating expenses/loss on debt extinguishment	0.2	0.1	19.5	0.3	19.6
(Loss) income before income taxes	$(16.2)	$(2.6)	$(2.8)	$(18.8)	$13.0
Select Balances
Average earning assets	$9,283.2	$9,506.6	$9,244.6	$9,394.3	8,703.3
Earning assets (end of period)	8,796.9	9,429.6	9,038.7	8,796.9	9,038.7

The pre-tax loss in the current quarter reflected an increase in deposit costs on higher balances and an acceleration of premium amortization on agency mortgage-backed securities (MBS) within the investment portfolio of $6 million due to higher actual and forecasted prepayment speeds that lowered interest income, which drove the declines compared to the year-ago and prior quarters. Compared to the year-ago quarter, the loss before income taxes was up also due to lower investment income on MBS investments and lower derivative income in other non-interest income. There were no noteworthy items in the current and prior quarters. The year-ago quarter included a noteworthy item, a loss of $19 million on debt extinguishments. Excluding noteworthy items in the year-ago quarter, there was a pre-tax income of $16 million. Noteworthy items are listed in the Non-GAAP Financial Measurements section.

LOANS AND LEASES

The following table presents our period end loans and leases by segment.

Loans and Leases Composition (dollars in millions)

	June 30, 2019	March 31, 2019	December 31, 2018
Commercial Banking
Commercial Finance
Loans	$10,869.7	$10,717.9	$10,478.5
Assets held for sale	82.6	12.5	9.7
Total Loans and leases	10,952.3	10,730.4	10,488.2
Business Capital
Loans	8,124.5	8,485.2	8,301.5
Operating lease equipment, net	569.6	571.8	549.1
Assets held for sale	35.3	23.6	8.9
Total Loans and leases	8,729.4	9,080.6	8,859.5
Rail
Loans	62.2	61.9	83.7
Operating lease equipment, net	6,486.5	6,417.7	6,421.5
Total Loans and leases	6,548.7	6,479.6	6,505.2
Real Estate Finance
Loans	5,521.5	5,376.3	5,399.7
Assets held for sale	36.2	20.0	45.7
Total Loans and leases	5,557.7	5,396.3	5,445.4
Total Segment - Commercial Banking
Loans	24,577.9	24,641.3	24,263.4
Operating lease equipment, net	7,056.1	6,989.5	6,970.6
Assets held for sale	154.1	56.1	64.3
Total loans and leases	31,788.1	31,686.9	31,298.3
Consumer Banking
Other Consumer Banking
Loans	4,198.4	3,917.9	3,744.5
Assets held for sale	8.8	4.5	3.9
Total Loans and leases	4,207.2	3,922.4	3,748.4
Legacy Consumer Mortgages
Loans	2,546.5	2,687.8	2,787.5
Assets held for sale	20.0	-	-
Total Loans and leases	2,566.5	2,687.8	2,787.5
Total Segment - Consumer Banking
Loans	6,744.9	6,605.7	6,532.0
Assets held for sale	28.8	4.5	3.9
Total Loans and leases	6,773.7	6,610.2	6,535.9
Non-Strategic Portfolios
Assets held for sale	7.9	18.8	20.2
Total loans and leases	7.9	18.8	20.2
Total loans	31,322.8	31,247.0	30,795.4
Total operating lease equipment, net	7,056.1	6,989.5	6,970.6
Total assets held for sale	190.8	79.4	88.4
Total loans and leases	$38,569.7	$38,315.9	$37,854.4

Total loans and leases were up from the prior year and prior quarter primarily due to strong new business volumes in Commercial Finance. In Consumer Banking, new business volumes in Other Consumer Banking offset the continued run-off of the LCM portfolio.

The following table presents the changes to our total loans and leases:

Changes in Loans and Leases (dollars in millions)

	Commercial Banking	Consumer Banking	Non- Strategic Portfolios	Total
Balance as of March 31, 2019	$31,686.9	$6,610.2	$18.8	$38,315.9
New business volume	2,887.4	523.5	-	3,410.9
Loan and portfolio sales	(109.8)	(15.9)	-	(125.7)
Equipment sales	(61.9)	-	-	(61.9)
Depreciation	(76.8)	-	-	(76.8)
Gross charge-offs	(40.3)	(1.5)	-	(41.8)
Collections and other	(2,497.4)	(342.6)	(10.9)	(2,850.9)
Balance as of June 30, 2019	$31,788.1	$6,773.7	$7.9	$38,569.7

Balance as of December 31, 2018	$31,298.3	$6,535.9	$20.2	$37,854.4
New business volume	5,260.9	834.1	-	6,095.0
Loan and portfolio sales	(123.6)	(35.5)	-	(159.1)
Equipment sales	(112.9)	-	-	(112.9)
Depreciation	(156.2)	-	-	(156.2)
Gross charge-offs	(79.2)	(2.2)	-	(81.4)
Collections and other	(4,299.2)	(558.6)	(12.3)	(4,870.1)
Balance as of June 30, 2019	$31,788.1	$6,773.7	$7.9	$38,569.7

Portfolio activities are discussed in the respective segment descriptions in “Results by Business Segment”.

The following tables present new business, along with loan and portfolio sales and equipment sales by segment:

New Business (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Commercial Banking	$2,887.4	$2,373.5	$2,378.5	$5,260.9	$4,645.7
Consumer Banking	523.5	310.6	482.6	834.1	871.2
Total	$3,410.9	$2,684.1	$2,861.1	$6,095.0	$5,516.9

Loan and Portfolio Sales (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Commercial Banking	$109.8	$13.8	$89.8	$123.6	$168.9
Consumer Banking	15.9	19.5	888.4	35.5	907.4
Total	$125.7	$33.3	$978.2	$159.1	$1,076.3

Equipment Sales (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Commercial Banking	$61.9	$51.0	$62.8	$112.9	$109.3
Non-Strategic Portfolios	-	-	5.2	-	5.4
Total	$61.9	$51.0	$68.0	$112.9	$114.7

CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer loans and leases by geographical regions:

Total Loans and Leases by Geographic Region (dollars in millions)

	June 30, 2019		December 31, 2018
West	$12,707.4	32.9%	$12,348.9	32.6%
Northeast	9,064.6	23.5%	9,196.0	24.3%
Southwest	5,028.4	13.0%	4,838.5	12.8%
Midwest	5,017.1	13.0%	4,972.8	13.1%
Southeast	3,728.0	9.7%	3,590.0	9.5%
Total U.S.	35,545.5	92.1%	34,946.2	92.3%
Canada	1,368.7	3.6%	1,341.1	3.5%
Asia / Pacific	489.0	1.3%	478.2	1.3%
Europe	459.8	1.2%	383.8	1.0%
All other countries	706.7	1.8%	705.1	1.9%
Total	$38,569.7	100.0%	$37,854.4	100.0%

Ten Largest Accounts

Our ten largest loan and lease accounts, primarily lessors of rail assets and factoring clients, in the aggregate represented approximately 5% of our total loans and leases at June 30, 2019 and December 31, 2018 (the largest account was less than 1.0%).

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial loans and leases by obligor geography:

Commercial Loans and Leases by Obligor - Geographic Region (dollars in millions)

	June 30, 2019		December 31, 2018
Northeast	$8,337.5	25.8%	$8,471.3	26.7%
West	7,904.7	24.4%	7,676.0	24.1%
Southwest	4,932.6	15.2%	4,750.1	14.9%
Midwest	4,851.4	15.0%	4,810.8	15.1%
Southeast	3,323.1	10.3%	3,213.7	10.1%
Total U.S.	29,349.3	90.7%	28,921.9	90.9%
Canada	1,368.7	4.2%	1,341.1	4.2%
Asia / Pacific	489.0	1.5%	478.2	1.5%
Europe	459.8	1.4%	383.8	1.2%
All other countries	706.7	2.2%	705.1	2.2%
Total	$32,373.5	100.0%	$31,830.1	100.0%

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our loans and leases:

Commercial Loans and Leases by Obligor - State and Country (dollars in millions)

	June 30, 2019		December 31, 2018
State
California	$5,813.9	18.0%	$5,515.7	17.3%
Texas	3,987.5	12.3%	3,889.9	12.2%
New York	2,884.9	8.9%	3,273.6	10.3%
All other states	16,663.0	51.5%	16,242.7	51.1%
Total U.S.	29,349.3	90.7%	28,921.9	90.9%
Country
Canada	1,368.7	4.2%	1,341.1	4.2%
Marshall Islands	366.9	1.1%	330.5	1.0%
All other countries	1,288.6	4.0%	1,236.6	3.9%
Total International	$3,024.2	9.3%	$2,908.2	9.1%

Industry Concentrations

The following table represents loans and leases by industry of obligor:

Commercial Loans and Leases by Obligor - Industry (dollars in millions)

	June 30, 2019		December 31, 2018
Real Estate	$5,400.5	16.7%	$5,234.6	16.4%
Manufacturing(1)	4,861.4	15.0%	4,819.4	15.1%
Retail(2)	2,655.3	8.2%	2,667.9	8.4%
Energy and utilities	2,329.5	7.2%	2,404.1	7.6%
Wholesale	2,050.5	6.3%	1,960.9	6.2%
Business services	1,887.2	5.8%	1,701.0	5.3%
Healthcare	1,713.5	5.3%	1,556.4	4.9%
Service industries	1,605.4	5.0%	1,483.3	4.7%
Rail	1,458.1	4.5%	1,450.1	4.6%
Oil and gas extraction / services	1,454.1	4.5%	1,498.6	4.7%
Maritime	1,170.7	3.6%	1,127.5	3.5%
Finance and insurance	1,141.2	3.5%	1,383.7	4.3%
Transportation	1,683.7	5.2%	1,605.6	5.0%
Other (no industry greater than 2%)	2,962.4	9.2%	2,937.0	9.3%
Total	$32,373.5	100.0%	$31,830.1	100.0%
(1)	At June 30, 2019, includes manufacturers of chemicals, including pharmaceuticals (4.1%), petroleum and coal, including refining (2.9%), stone, clay, glass and concrete (1.6%) and food (1.2%).
(2)	At June 30, 2019, includes retailers of general merchandise (3.0%), food and beverage providers (2.0%) and miscellaneous (1.0%).

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer loans, including PCI loans and loans held for sale. PCI loans and LTV ratios are discussed in more detail in Note 3 — Loans in Item 1. Consolidated Financial Statements.

Consumer Loans (dollars in millions)

	June 30, 2019		December 31, 2018
	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$6,129.1	98.9%	$5,933.9	98.5%
Home equity lines of credit	66.1	1.1%	89.5	1.5%
Other consumer	1.0	0.0%	0.9	0.0%
Total loans	$6,196.2	100.0%	$6,024.3	100.0%
Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes the carrying value of consumer loans, with concentrations based upon property address.

Consumer Loans Geographic Concentrations (dollars in millions)

	June 30, 2019		December 31, 2018
	Net Investment	% of Total	Net Investment	% of Total
California	$4,265.5	68.8%	$4,237.6	70.3%
New York	271.2	4.4%	290.8	4.8%
Washington	174.1	2.8%	116.2	1.9%
Florida	164.1	2.6%	168.0	2.8%
Other states(1)	1,321.3	21.4%	1,211.7	20.2%
Total loans	$6,196.2	100.0%	$6,024.3	100.0%
(1)	No other state has a total in excess of 2%.

OTHER ASSETS AND OTHER LIABILITIES

The following tables present the components of other assets and other liabilities.

Other Assets (dollars in millions)

	June 30, 2019	December 31, 2018
Tax credit investments and investments in unconsolidated subsidiaries	$361.3	$313.9
Counterparty receivables	231.1	57.0
Right of use assets(1)	195.3	-
Property, furniture and fixtures	194.4	160.0
Current and deferred federal and state tax assets	113.7	137.0
Intangible assets, net	77.6	89.2
Indemnification asset(2)	-	10.8
Other(3)	654.8	541.6
Total other assets	$1,828.2	$1,309.5
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

(3)

“Other” includes fair value of derivative financial instruments, executive retirement plan and deferred compensation, prepaid expenses, accrued interest and dividends, servicing advances, OREO and other miscellaneous assets.

Other Liabilities (dollars in millions)

	June 30, 2019	December 31, 2018
Accrued expenses and accounts payable	$490.6	$561.5
Lease liabilities(1)	245.5	-
Fair value of derivative financial instruments	159.6	79.7
Current and deferred taxes payable	155.9	106.9
Accrued interest payable	87.0	91.7
Other liabilities(2)	424.0	421.3
Total other liabilities	$1,562.6	$1,261.1
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

The composition of our interest rate sensitive assets and liabilities generally results in a net asset-sensitive position, concentrated at the short end of the yield curve, mostly driven by moves in LIBOR, whereby our assets will reprice faster than our liabilities. Our interest rate sensitive assets generally consist of interest-bearing cash, investment securities and commercial and consumer loans. Approximately 50% of our total Commercial and Consumer loans are indexed to either 1-month LIBOR, 3-month LIBOR, or the PRIME rate.

Our funding sources consist mainly of non-maturity deposits and time deposits generated through a number of sources, including CIT Bank’s online deposit platform, CIT Bank’s retail branch network in Southern California, deposit brokers and our commercial business segment, as well as wholesale funding (unsecured and secured debt) and FHLB advances.

At June 30, 2019, deposits totaled approximately $35 billion. The deposit rates we offer can be influenced by market conditions and competitive factors. Deposit beta represents the correlation, or relative rate change, between changes in the rates paid by CIT Bank and changes in overall market interest rates, with percentages below 100% indicating that CIT Bank’s rates are changing more slowly than market rates. Cumulative deposit beta on total deposits is 36% since the FRB began to raise rates in December 2015.

Market rates are the key drivers of deposit costs and we continue to optimize deposit costs by improving our deposit mix, investing in our digital online platform, and offering saving products and features to a growing customer base looking for high quality customer service and an outstanding digital savings experience. Changes in interest rates, expected funding needs, as well as actions by competitors, can affect our deposit taking activities and deposit pricing. We believe our targeted non-maturity deposit customer retention is strong and that our continued shift from time deposits to non-maturity deposits over time should improve our performance through this portion of the cycle. We regularly test the effect of deposit rate changes, and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective. As CIT continues to evolve its deposit strategies through the interest rate cycle and in response to the competitive landscape, management may periodically revise its deposit modelling assumptions and approaches in accordance with CIT’s governance structure.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The simulations we run require assumptions about rates, time horizons, balance sheet volumes, prepayment speeds, pricing and deposit behaviors, along with other inputs. The results presented below reflect the simulation of the NII Sensitivity over the next twelve months and the EVE Sensitivity over the life of the interest rate sensitive assets, liabilities and off-balance sheet items. These simulations assume an immediate 100 and 200 basis point parallel increase or decrease in interest rates from the market-based forward curve. The NII Sensitivity is presented based on an assumption that the balance sheet composition and size remains static over the projection period.

NII Sensitivity and EVE Sensitivity (dollars in millions)

	June 30, 2019				December 31, 2018
	+200 bps	-200 bps	+100 bps	-100 bps	+200 bps	-200 bps	+100 bps	-100 bps
NII Sensitivity	$68	$(155)	$39	$(77)	$109	$(179)	$55	$(66)
EVE Sensitivity	$(475)	$(524)	$(197)	$(37)	$(363)	$(3)	$(170)	$86

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

In response to evolving strategies and growth in our online deposits through the rate cycle, we have enhanced our deposit modeling assumptions, which results in reducing our estimates of asset sensitivity in the current rate environment.

As of June 30, 2019, both the NII Sensitivity and EVE Sensitivity changes from December 31, 2018 (see table above) were largely driven by the balance sheet growth in non-maturity deposits. Lower market rates drove an increase in prepayment expectations on residential mortgage securities and residential mortgage whole loans, which have impacted the NII Sensitivities and down rate EVE Sensitivities more severely. CIT mitigated a portion of the increased sensitivity through the execution of interest rate swaps on CIT debt, which would better position the balance sheet for potential rate declines.

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

Market-implied forward rates over the future twelve months are used to estimate a base interest rate scenario for the net interest income projection for the base case. This base projection is compared with those calculated under varying interest rate scenarios to arrive at NII Sensitivity. Though there are many assumptions that affect the estimates for NII Sensitivity, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Management continually evaluates the impact to its sensitivity analysis of these key assumptions.

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

These measurements provide an estimate of our interest rate sensitivity; however, they do not account for potential changes in credit quality, size, mix, and prepayment characteristics of our balance sheet, changes in PAA, or changes in the competition for business in the industries we serve. They also do not account for other business developments that could affect NFR, or for management actions that could affect NFR or that could be taken to change our risk profile. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations. Further, the range of such simulations is not intended to represent our current view of the expected range of future interest rate movements.

FUNDING AND LIQUIDITY

CIT actively manages its liquidity and monitors liquidity risk metrics. CIT maintains appropriate amounts of liquidity and access to contingent sources of liquidity to meet its obligations, including in periods of stress. Primary sources of available liquidity include cash, investment securities and credit facilities, as discussed below.

Cash

Cash totaled $1.7 billion at June 30, 2019, down slightly from $1.8 billion at December 31, 2018. Cash at June 30, 2019 consisted of nearly $1.4 billion at CIT Bank and $0.3 billion related to CIT Group and its non-bank subsidiaries.

Investment Securities

Investment securities consist primarily of High Quality Liquid Asset (“HQLA”) fixed income debt securities. Investment securities totaled $6.6 billion at June 30, 2019 compared to $6.2 billion at December 31, 2018. In addition, we have $850 million of securities purchased under agreement to resell, up from $400 million at December 31, 2018. The increases reflect the use of cash from higher deposit balances, discussed below. See Note 6 — Investment Securities for additional information on types of investment securities.

Liquidity Monitoring

The Federal Reserve on October 31, 2018, issued a statement to raise the asset threshold above $100 billion in total consolidated assets for firms to comply with the liquidity coverage ratio (“LCR”). CIT continues to maintain strong on-balance sheet liquidity and a portfolio of liquid assets comparable to requirements in the LCR rule.

Funding Sources

Funding sources consist of deposits and borrowings. The period end deposits to total funding ratio increased to 85% at June 30, 2019, from 79% at December 31, 2018. Unsecured borrowings decreased to 9% from 10% at December 31, 2018. Secured borrowings decreased to 6% from 11% at December 31, 2018.

See Net Finance Revenue section for a tabular presentation of our average funding mix for the period ended June 30, 2019.

Deposits

CIT offers its deposits through various channels. The period end balances are as follows:

Deposits by Channel (dollars in millions)

	June 30, 2019		December 31, 2018
	Total	Percent of Total	Total	Percent of Total
Online	$19,221.0	54%	$14,688.4	47%
Branch	11,304.8	32%	11,364.0	36%
Brokered / other channel	2,798.6	8%	3,108.8	10%
Commercial	2,000.0	6%	2,078.3	7%
Total	$35,324.4	100%	$31,239.5	100%

The following table details our period end deposit balances by type:

Deposits (dollars in millions)

	June 30, 2019		December 31, 2018
	Total	Percent of Total	Total	Percent of Total
Non-interest bearing deposits and other	$1,554.0	4%	$1,673.3	5%
Time deposits	12,863.6	36%	14,065.7	45%
Interest bearing checking	1,313.1	4%	1,553.3	5%
Savings and money market	19,593.7	56%	13,947.2	45%
Total Deposits	$35,324.4	100%	$31,239.5	100%

CIT Bank, N.A. offers a full suite of deposit offerings to its commercial and consumer customers through a network of over 60 branches in Southern California and a national online platform. During the first half of 2019, we continued to execute on our plan to grow the online channel, and we have been growing our non-maturity deposits in conjunction with our strategy to optimize deposit costs while working within our risk management discipline. Deposits increased in the online savings accounts, reflecting growth from our Savings Builder product. See Net Finance Revenue section for further discussion on average balances and rates.

Borrowings

Borrowings consist of senior unsecured notes, subordinated unsecured notes and secured borrowings (FHLB advances and structured financings), all of which totaled $6.3 billion in aggregate at June 30, 2019, down from $8.1 billion at December 31, 2018, primarily reflecting lower FHLB borrowings. The weighted average coupon rate of borrowings at June 30, 2019, was 4.12%, up from 3.92% at December 31, 2018, reflecting the repayment of lower-cost FHLB debt during the first half of 2019.

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

Unsecured Borrowings

Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility. As of June 30, 2019, the Company was in compliance with the minimum guarantor asset coverage ratio and the minimum Tier 1 Capital requirement. See Note 8 – Borrowings for more information on the facility.

Senior Unsecured Notes and Subordinated Unsecured Notes

As of June 30, 2019, the weighted average coupon rate of our senior unsecured and subordinated unsecured notes was 5.02%, unchanged from December 31, 2018, with a weighted average maturity of the combined notes of 4.5 years at June 30, 2019 compared to 5.0 years at December 31, 2018.

Senior Unsecured Notes

Senior unsecured notes outstanding totaled $3.4 billion at June 30, 2019 and December 31, 2018. The weighted average coupon rate was 4.89% at June 30, 2019, unchanged from December 31, 2018.

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

FHLB Advances

FHLB Balances (dollars in millions)

	June 30, 2019	December 31, 2018
Total borrowing capacity	$5,750.8	$5,473.2
Less:
Advances	(1,900.0)	(3,600.0)
Letters of credit	(2.3)	(2.3)
Available capacity	$3,848.5	$1,870.9
Weighted average rate	2.46%	2.79%
Pledged assets	$6,684.6	$6,712.4

The decline in FHLB Advances reflects a net pay down of $1.7 billion during the six months ended June 30, 2019, utilizing cash from deposit growth. FHLB Advances and pledged assets are also discussed in Note 8 — Borrowings.

Other Secured and Structured Financings

Other secured and structured financings were non-CIT Bank debt, and totaled $0.6 billion and $0.7 billion, respectively at June 30, 2019 and December 31, 2018, and were secured by $2.4 billion and $2.9 billion of pledged assets at June 30, 2019 and December 31, 2018. The weighted average coupon rate was 3.64% at June 30, 2019, decreased from 3.75% at December 31, 2018. See Note 8 — Borrowings.

Credit Facilities

At June 30, 2019, we maintained additional liquidity sources in the form of:

•	A multi-year committed Revolving Credit Facility that has a total commitment of $400 million, of which $356 million was available to be drawn; and
•	A secured bank line that has a total commitment of $1.0 billion, of which $375 million was unused at June 30, 2019, provided that eligible assets are available that can be funded through the facility.

FRB

There were no outstanding borrowings with the FRB Discount Window as of June 30, 2019 and December 31, 2018. See Note 8 — Borrowings for total balances pledged, including amounts to the FRB.

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

CIT and CIT Bank, N.A. debt ratings, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and DBRS Inc. (“DBRS”) are presented in the following table:

Ratings

	S&P	Fitch	Moody’s	DBRS
Last Credit Update	5/23/19	6/4/19	6/3/19	5/17/19
CIT Group Inc.
Long Term Senior Unsecured Debt	BB+	BB+	Ba1	BBB (low)
Subordinated Debt	BB	BB	Ba1	BB (high)
Non-Cumulative Perpetual Stock	B+	B	Ba3	BB (low)
Outlook	Stable	Positive	Positive	Stable
CIT Bank, N.A.
Issuer Rating	BBB-	BB+	Ba1	BBB
Deposit Rating (LT/ST)	N/A	BBB- / F3	Baa1 / P-2	BBB / R-2 (high)
Outlook	Stable	Positive	Positive	Stable

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

Contractual Commitments

Commitment Expiration for the Twelve Months Ended June 30 (dollars in millions)

	Total	2020	2021	2022	2023	2024+
Financing commitments	$7,597.6	$3,478.1	$837.9	$1,341.7	$930.4	$1,009.5
Rail and other purchase commitments	440.7	440.7	—	—	—	—
Letters of credit	234.2	34.9	45.5	43.8	56.0	54.0
Deferred purchase agreements	1,484.8	1,484.8	—	—	—	—
Total contractual commitments	$9,757.3	$5,438.5	$883.4	$1,385.5	$986.4	$1,063.5

At June 30, 2019, substantially all our undrawn financing commitments were senior facilities, with approximately 81% secured by commercial equipment or other assets, and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance and Real Estate Finance divisions of Commercial Banking. The top ten undrawn financing commitments totaled $1,083 million at June 30, 2019. Financing commitments related to consumer loans totaled approximately $488 million, with the remaining related to commercial loans.

See Note 13 — Commitments for further detail.

CAPITAL

Capital Management

CIT’s Capital management and requirements are discussed in Item 1. Business Overview – Regulation section, subsections Capital Requirements and Regulatory Expectations for Capital Planning in our 2018 Form 10-K.

Return of Capital

On January 29, 2019, CIT announced that the Board of Directors had approved the repurchase of up to $450 million of common stock through September 30, 2019.

During the second quarter, CIT repurchased 3.2 million common shares via open market repurchases (“OMRs”) for a total of $158.2 million, at an average share price of $49.64. For the six months ended June 30, 2019, we repurchased 6.8 million shares, for a total of $337.8 million, and approximately $112 million remained in our $450 million share repurchase authorization.

We declared and paid the following dividends in 2019:

2019 Common and Preferred Stock Dividends

Declaration Date	Payment Date	Per Share Dividend
Common Stock
January 23, 2019	Feb 22, 2019	$0.25
April 17, 2019	May 24, 2019	$0.35
Preferred Stock
April 17, 2019	June 17, 2019	$29.00

In July 2019, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.35 per common share, payable on August 23, 2019 to holders of record on August 9, 2019.

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. The regulatory capital guidelines applicable to the Company were based on the Basel III Rule. At June 30, 2019 and December 31, 2018, the capital ratios of the Company and the Bank exceeded all capital adequacy requirements. The balances in the following table present amounts in effect as of that period.

In November 2017, the Federal Reserve Board, the OCC and the FDIC adopted a final rule effective January 1, 2018 to extend the regulatory capital treatment under 2017 transition provisions for certain items, applicable to banking organizations that are not subject to advanced approaches capital rules (“Transition Final Rule”). These items include regulatory capital deductions, risk weights, and certain minority interest limitations. There were no items that exceeded the deduction threshold at June 30, 2019 and December 31, 2018, for CIT and CIT Bank, therefore balances and ratios were the same for the transition basis and fully-phased-in basis.

Capital Components, Risk-Weighted Assets, and Capital Ratios – Fully Phased-in Basis (dollars in millions)

	June 30, 2019	December 31, 2018
Common Equity Tier 1 (“CET1”) Capital
Total common stockholders’ equity(1)	$5,591.0	$5,621.6
Effect of certain items in AOCI excluded from CET1 Capital	54.4	157.5
Adjusted total equity	5,645.4	5,779.1
Goodwill, net of associated deferred tax liabilities	(367.2)	(365.1)
Deferred tax assets arising from net operating loss and tax credit carryforwards	(36.2)	(64.6)
Intangible assets, net of associated DTLs	(61.3)	(71.2)
CET1 Capital	5,180.7	5,278.2
Additional Tier 1 Capital
Preferred stock	325.0	325.0
Other Additional Tier 1 Capital deductions(2)	(7.7)	(10.5)
Total Additional Tier 1 Capital	317.3	314.5
Total Tier 1 Capital	5,498.0	5,592.7
Tier 2 Capital
Qualifying Tier 2 Capital instruments	395.6	395.4
Qualifying allowance for credit losses and other reserves(3)	528.5	531.2
Total Tier 2 Capital	924.1	926.6
Total Capital	$6,422.1	$6,519.3
Risk-Weighted Assets	$44,782.9	$44,051.7
CIT Ratios
CET1 Capital Ratio	11.6%	12.0%
Tier 1 Capital Ratio	12.3%	12.7%
Total Capital Ratio	14.3%	14.8%
Tier 1 Leverage Ratio	11.0%	11.6%
CIT Bank, N.A. Capital Components and Ratios
CET1 Capital	$4,790.7	$4,783.6
Tier 1 Capital	4,790.7	4,783.6
Total Capital	5,255.4	5,230.4
Risk-Weighted Assets	37,149.6	35,697.6
CET1 Capital Ratio	12.9%	13.4%
Tier 1 Capital Ratio	12.9%	13.4%
Total Capital Ratio	14.1%	14.7%
Tier 1 Leverage Ratio	10.9%	11.6%
(1)	See Condensed Consolidated Balance Sheets for the components of total common stockholders’ equity.
(2)	Represents covered funds deductions required by the Volcker Rule.
(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in other liabilities.

Common stockholders’ equity decreased from December 31, 2018, primarily driven by capital returns, partially offset by net income.

Beginning in the second quarter of 2019, all covered loans from the IndyMac Transaction, approximately $2 billion, were reported as non-covered due to the expiration of the loss share agreement with the FDIC on March 31, 2019. As a result, risk-weighted assets (“RWA”) on the related covered loans (all in LCM) increased by approximately $800 million, resulting in a decrease to the CET1 ratio. This mostly offset the first quarter’s net reduction to RWA and the increase in CET1 ratio due to the risk weighting change to high volatility commercial real estate (“HVCRE”) loans and the adoption of the new lease accounting standard, both noted below.

In the first quarter of 2019, RWA decreased by approximately $450 million from December 31, 2018. The decrease reflected impacts from a regulatory rule change that lowered the risk weighting by $1.15 billion for HVCRE loans. This decrease was partially offset by the adoption of the new lease accounting standard, in which a ROU asset related to leased facilities of approximately $200 million was recorded, and loan growth. See related discussion on the lease accounting standard in Note 1 — Business and Summary of Significant Accounting Policies and Note 5 — Leases.

The reconciliation of balance sheet assets to RWA is presented below:

Risk-Weighted Assets (dollars in millions)

	June 30, 2019	December 31, 2018
Balance sheet assets	$50,557.6	$48,537.4
Risk weighting adjustments to balance sheet assets	(11,344.9)	(10,375.7)
Off-Balance sheet items	5,570.2	5,890.0
Risk-weighted assets	$44,782.9	$44,051.7

The risk weighting adjustments to balance sheet assets as of June 30, 2019 increased from December 31, 2018 due to the risk weighting change to HVCRE loans and the higher concentration of investments and reverse repos with lower risk weighting, largely offset by the loss share agreement expiration for the IndyMac Transaction.

The 2019 off-balance sheet items primarily reflect $2.9 billion of unused lines of credit (largely related to the Commercial and Real Estate Finance divisions), $1.5 billion of deferred purchase agreements (related to the Business Capital division), and $1.2 billion of other items. The risk-weighted assets for off-balance sheet items as of June 30, 2019 decreased from December 31, 2018, mainly reflecting seasonal decreases in deferred purchase agreements. See Note 13 — Commitments in Item 1. Condensed Consolidated Financial Statements for further detail on commitments.

Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	June 30, 2019	December 31, 2018
Total common stockholders' equity	$5,591.0	$5,621.6
Less Goodwill	(369.9)	(369.9)
Intangible assets	(77.6)	(89.2)
Tangible book value(1)	$5,143.5	$5,162.5
Book value per share	$59.01	$55.70
Tangible book value per share(1)	$54.29	$51.15
(1)	Tangible book value and tangible book value per share are non-GAAP measures. See “Non-GAAP Measurements” for reconciliation of Non-GAAP to GAAP financial information

Book value (“BV”) and tangible book value (“TBV”) decreased from December 31, 2018, primarily reflecting the capital actions completed through June 30, 2019. BV per share and TBV per share increased from December 31, 2018, primarily due to the repurchase of 6.8 million common shares during 2019, which offset the lower BV and TBV.

CIT BANK, N.A.

The following tables present condensed financial information for CIT Bank, N.A. Trends and significant items are discussed in the previous sections of the MD&A.

Condensed Balance Sheets (dollars in millions)

	June 30, 2019	December 31, 2018
ASSETS:
Cash and deposits with banks	$1,378.6	$1,412.9
Securities purchased under agreement to resell	750.0	300.0
Investment securities	6,559.8	6,222.6
Assets held for sale	137.9	122.4
Loans	28,978.5	27,992.5
Allowance for loan losses	(459.4)	(458.8)
Operating lease equipment, net	4,418.6	4,326.7
Bank owned life insurance	1,027.7	814.1
Goodwill	323.1	323.1
Other assets	1,377.7	931.0
Assets of discontinued operation	152.7	195.2
Total Assets	$44,645.2	$42,181.7
LIABILITIES AND EQUITY:
Deposits, including deposits of affiliates of $679.3 at June 30, 2019 and $770.9 at December 31, 2018, respectively	$36,004.3	$32,014.7
FHLB advances	1,900.0	3,600.0
Other liabilities, including payable to affiliates of $270.4 at June 30, 2019 and $391.7 at December 31, 2018, respectively	1,298.9	1,184.2
Liabilities of discontinued operation	251.0	291.8
Total Liabilities	39,454.2	37,090.7
Total Equity	5,191.0	5,091.0
Total Liabilities and Equity	$44,645.2	$42,181.7

Capital Ratios*

	June 30, 2019	December 31, 2018
CET1 Capital	12.9%	13.4%
Tier 1 Capital Ratio	12.9%	13.4%
Total Capital Ratio	14.1%	14.7%
Tier 1 Leverage Ratio	10.9%	11.6%
*	The capital ratios presented above are reflective of the fully-phased in Basel III approach.

Loans and Leases by Segment (dollars in millions)

	June 30, 2019	December 31, 2018
Commercial Banking
Commercial Finance	$10,903.4	$10,537.1
Business Capital	6,430.7	6,112.7
Rail	3,869.5	3,810.5
Real Estate Finance	5,557.7	5,445.4
Total	26,761.3	25,905.7
Consumer Banking
Other Consumer Banking	4,207.2	3,748.4
Legacy Consumer Mortgages	2,566.5	2,787.5
Total	6,773.7	6,535.9
Total loans and leases	$33,535.0	$32,441.6

Condensed Statements of Operations (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest and fees on loans	$434.9	$428.0	$394.0	$862.9	$774.6
Other interest and dividends	56.3	63.6	55.3	119.9	102.7
Interest income	491.2	491.6	449.3	982.8	877.3
Interest on deposits	173.9	153.8	110.6	327.7	207.7
Interest on borrowings	11.6	23.0	22.7	34.6	39.2
Interest expense on deposits and payables with affiliated companies	4.7	7.0	5.8	11.7	12.3
Interest expense	190.2	183.8	139.1	374.0	259.2
Net interest revenue	301.0	307.8	310.2	608.8	618.1
Provision for credit losses	32.0	30.4	35.7	62.4	103.1
Net interest revenue, after credit provision	269.0	277.4	274.5	546.4	515.0
Rental income on operating leases	118.8	122.7	116.9	241.5	230.9
Other non-interest income	72.0	70.0	104.2	142.0	175.3
Total net revenue, net of interest expense and credit provision	459.8	470.1	495.6	929.9	921.2
Operating expenses	222.1	243.2	238.4	465.3	477.6
Depreciation on operating lease equipment	57.8	60.4	56.4	118.2	112.3
Maintenance and other operating lease expenses	20.1	25.8	11.7	45.9	15.7
Income before provision for income taxes	159.8	140.7	189.1	300.5	315.6
Provision for income taxes	32.6	36.6	51.3	69.2	84.8
Income from continuing operations	127.2	104.1	137.8	231.3	230.8
Loss on discontinued operation	(1.3)	(0.7)	(21.1)	(2.0)	(28.1)
Net income	$125.9	$103.4	$116.7	$229.3	$202.7
New business volume - funded	$3,410.7	$2,684.0	$2,825.4	$6,094.6	$5,450.8

Net Finance Revenue (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest income	$491.2	$491.6	$449.3	$982.8	$877.3
Rental income on operating leases	118.8	122.7	116.9	241.5	230.9
Finance revenue	610.0	614.3	566.2	1,224.3	1,108.2
Interest expense	190.2	183.8	139.1	374.0	259.2
Depreciation on operating lease equipment	57.8	60.4	56.4	118.2	112.3
Maintenance and other operating lease expenses	20.1	25.8	11.7	45.9	15.7
Net finance revenue	$341.9	$344.3	$359.0	$686.2	$721.0
AEA	$42,082.4	$42,074.9	$40,353.3	$42,078.6	$39,762.0

Net Finance Margin

	Quarters Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest income	4.67%	4.67%	4.45%	4.67%	4.41%
Rental income on operating leases	1.13%	1.17%	1.16%	1.15%	1.16%
Finance revenue	5.80%	5.84%	5.61%	5.82%	5.57%
Interest expense	1.81%	1.75%	1.38%	1.78%	1.30%
Depreciation on operating lease equipment	0.55%	0.57%	0.55%	0.56%	0.57%
Maintenance and other operating lease expenses	0.19%	0.25%	0.12%	0.22%	0.08%
Net finance margin	3.25%	3.27%	3.56%	3.26%	3.62%

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

SELECT DATA

Select Data (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Select Statement of Operations Data
Net interest revenue	$272.8	$280.9	$268.4	$553.7	$539.1
Provision for credit losses	28.6	33.0	32.9	61.6	101.7
Total non-interest income	319.1	314.5	396.7	633.6	755.0
Total non-interest expenses	393.1	405.4	427.5	798.5	842.7
Income from continuing operations, net of tax	136.8	119.2	147.3	256.0	251.0
Net income	137.6	118.9	126.8	256.5	223.8
Net income available to common shareholders	128.2	118.9	117.4	247.1	214.4
Per Common Share Data
Diluted income per common share - continuing operations	$1.32	$1.18	$1.11	$2.50	$1.88
Diluted income per common share	1.33	1.18	0.94	2.50	1.67
Book value per common share	59.01	57.05	53.47
Tangible book value per common share	54.29	52.42	49.41
Dividends declared per common share	0.35	0.35	0.25	0.70	0.41
Dividend payout ratio	26.3%	29.8%	26.6%	28.0%	24.6%
Performance Ratios
Return (available to common shareholders; continuing operations) on average common stockholders' equity	9.12%	8.47%	8.48%	8.79%	7.34%
Return (available to common shareholders; continuing operations) on average tangible common stockholders' equity	10.34%	9.67%	9.44%	10.00%	8.20%
Net finance revenue as a percentage of average earning assets	3.13%	3.20%	3.37%	3.16%	3.41%
Return (available to common shareholders; continuing operations) on AEA	1.10%	1.03%	1.19%	1.07%	1.06%
Average total equity to average total asset ratio	12.1%	12.2%	14.1%	12.1%	14.4%
Balance Sheet Data
Loans including receivables pledged	$31,322.8	$31,247.0	$29,348.4
Allowance for loan losses	(487.4)	(487.5)	(467.3)
Operating lease equipment, net	7,056.1	6,989.5	6,833.9
Total cash and deposits	1,672.4	1,320.2	3,475.6
Investment securities	6,571.7	7,844.1	5,907.4
Total assets	50,557.6	50,781.5	49,855.0
Deposits	35,324.4	34,949.0	31,181.2
Borrowings	6,326.4	6,570.9	8,859.6
Total common stockholders’ equity	5,591.0	5,584.5	6,200.7
Credit Quality
Non-accrual loans as a percentage of loans	0.86%	0.95%	0.99%
Net charge-offs as a percentage of average loans	0.40%	0.43%	0.21%	0.41%	0.45%
Allowance for loan losses as a percentage of loans	1.56%	1.56%	1.59%
Capital Ratios
CET1 capital ratio (fully phased-in)	11.6%	12.0%	13.2%
Tier 1 capital ratio (fully phased-in)	12.3%	12.7%	13.9%
Total capital ratio (fully phased-in)	14.3%	14.8%	16.0%

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

The accompanying MD&A contains certain non-GAAP financial measures. We intend our non-GAAP financial measures to provide additional information and insight regarding operating results and financial position of the business and in certain cases to provide financial information that is presented to rating agencies and other users of financial information.

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

Total Net Revenue and Net Operating Lease Revenue (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Interest income	$515.5	$516.5	$473.6	$1,032.0	$924.8
Rental income on operating lease equipment	213.0	217.7	261.3	430.7	514.9
Finance revenue (Non-GAAP)	728.5	734.2	734.9	1,462.7	1,439.7
Interest expense	242.7	235.6	205.2	478.3	385.7
Depreciation on operating lease equipment	76.8	79.4	77.2	156.2	153.6
Maintenance and other operating lease expenses	48.3	49.8	63.5	98.1	120.9
Net finance revenue (NFR) (Non-GAAP)	360.7	369.4	389.0	730.1	779.5
Other non-interest income	106.1	96.8	135.4	202.9	240.1
Total net revenues (Non-GAAP)	$466.8	$466.2	$524.4	$933.0	$1,019.6

NFR (Non-GAAP)	$360.7	$369.4	$389.0	$730.1	$779.5
Noteworthy items	-	-	(8.6)	-	(17.9)
Adjusted NFR (Non-GAAP)	$360.7	$369.4	$380.4	$730.1	$761.6
Net finance margin (NFR as a % of AEA)(NFM)(Non-GAAP)	3.13%	3.20%	3.37%	3.16%	3.41%
NFM, adjusted for noteworthy items (Non-GAAP)	3.13%	3.20%	3.29%	3.16%	3.34%

Net Operating Lease Revenue
Rental income on operating leases	$213.0	$217.7	$261.3	$430.7	$514.9
Depreciation on operating lease equipment	76.8	79.4	77.2	156.2	153.6
Maintenance and other operating lease expenses	48.3	49.8	63.5	98.1	120.9
Net operating lease revenue (Non-GAAP)	$87.9	$88.5	$120.6	$176.4	$240.4

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

Net Efficiency Ratio (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Total net revenues (Non-GAAP)	$466.8	$466.2	$524.4	$933.0	$1,019.6
Noteworthy items	-	-	(37.9)	-	(47.2)
Adjusted total net revenues (Non-GAAP)	$466.8	$466.2	$486.5	$933.0	$972.4
Net Efficiency Ratio (Non-GAAP)	56.1%	58.0%	49.9%	57.1%	52.6%
Net Efficiency Ratio excluding noteworthy items (Non-GAAP)	56.1%	58.0%	53.8%	57.1%	55.2%

3.	Earning Assets, Average Earning Assets (“AEA”) and Core Loans and Leases

Earning asset balances (period end) displayed in the table below are directly derived from the respective line items in the balance sheet. These represent revenue generating assets, the average (AEA) of which provides a basis for management performance calculations, such as NFM. The average balances for the 2019 periods are based on daily balances, as system enhancements in 2019 allowed for the new basis. The enhancements do not allow for prior period updates. Although 2018 averages were derived from month end balances and remain as reported; these had been adjusted for the timing of significant transactions that would impact the average. Therefore, any difference compared to a daily average balance would not be significant. Because the balances are used in aggregate, as well as the average, there are no direct comparative balances on the balance sheet, and therefore these are considered non-GAAP measures.

Earning Assets (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Average Earning Assets (Non-GAAP)	$46,147.8	$46,169.3	$46,229.6	$46,158.5	$45,672.4

Period End Earning Assets	June 30, 2019	March 31, 2019	June 30, 2018
Loans	$31,322.8	$31,247.0	$29,348.4
Operating lease equipment, net	7,056.1	6,989.5	6,833.9
Assets held for sale	190.8	79.4	1,335.8
Credit balances of factoring clients	(1,175.8)	(1,651.3)	(1,430.8)
Interest-bearing cash	1,555.6	1,190.1	3,267.0
Investment securities and securities purchased under agreement to resell	7,421.7	8,444.1	6,107.4
Indemnification assets	-	-	70.8
Total earning assets (Non-GAAP)	$46,371.2	$46,298.8	$45,532.5

Certain portfolios within the segments are being either run-off or sold. These include the LCM portfolio (a reverse mortgage portfolio of approximately $0.8 billion sold ($0.6 billion average balance) in the second quarter of 2018), NACCO rail assets in AHFS (sold in the fourth quarter of 2018), and NSP. In order to gauge the underlying level of loans and leases, management will exclude these portfolios when comparing to prior periods. By excluding these from the total average loans and leases, this metric is considered non-GAAP, and is presented only to assist the reader in understanding how management views the underlying change in these asset levels in aggregate. The following table reflects the average balances for the respective periods.

Core Average Loans and Leases (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Total average loans (incl HFS, net of credit balances)	$29,628.0	$29,377.7	$28,553.9	$29,503.5	$28,542.9
Total average operating lease equipment (incl HFS)	7,029.6	6,982.7	7,980.3	7,006.3	7,953.1
Total average loans and leases (Non-GAAP)	36,657.6	36,360.4	36,534.2	36,509.8	36,496.0
Average non-core portfolio, LCM	2,627.7	2,739.5	3,696.5	2,683.3	3,813.4
Average non-core portfolio, NACCO	-	-	1,226.1	-	1,221.7
Average non-core portfolios, NSP	15.8	19.0	43.2	17.5	51.2
Average core loans and leases (Non-GAAP)	$34,014.1	$33,601.9	$31,568.4	$33,809.0	$31,409.7

4.	Tangible Book Value, ROTCE and Tangible Book Value per Share

TBV, also referred to as tangible common equity, return on tangible common equity (“ROTCE”), and TBV per share are considered key financial performance measures by management, and are used by other financial institutions. TBV, as calculated and used by management, represents CIT’s common stockholders’ equity, less goodwill and intangible assets. ROTCE measures CIT’s profitability applicable to common stockholders as a percentage of average tangible common equity. This measure is useful for evaluating the performance of CIT as it calculates the return available to common stockholders without the impact of intangible assets and deferred tax assets. We also provide ROTCE normalized for the impact of preferred dividends, which are paid semi-annually, and used by management to assess performance. The average adjusted tangible common equity is derived using averages of balances presented, based on daily balances for the 2019 periods, as system enhancements completed during the quarter allowed for the new basis. The enhancements do not allow for prior period updates. Although prior quarter averages were derived from month end balances and remain as reported; these had been adjusted for the timing of significant transactions that would impact the average. Therefore, any difference compared to a daily average balance would not be significant. TBV per share is calculated by dividing TBV by the outstanding number of common shares. TBV, ROTCE and TBV per share are measurements used by management and users of CIT’s financial data in assessing CIT’s use of equity. We believe the use of ratios that utilize tangible equity provides additional useful information because they present measures of those assets that can generate income.

CIT management believes TBV, ROTCE and TBV per share are important measures for comparative purposes with other institutions, but are not defined under U.S. GAAP, and therefore are considered non-GAAP financial measures.

Tangible Book Value (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Total common shareholders' equity	$5,591.0	$5,584.5	$6,200.7	$5,591.0	$6,200.7
Less: Goodwill	369.9	369.9	369.9	369.9	369.9
Less: Intangible assets	77.6	83.4	101.0	77.6	101.0
Tangible book value (Non-GAAP, reconciled on Balance Sheet table)	5,143.5	5,131.2	5,729.8	5,143.5	5,729.8
Less: Disallowed deferred tax asset	(36.2)	(45.3)	(93.7)	(36.2)	(93.7)
Tangible common equity for ROTCE (Non-GAAP)	$5,107.3	$5,085.9	$5,636.1	$5,107.3	$5,636.1
Average tangible common equity (Non-GAAP)	$5,098.1	$5,114.5	$6,030.4	$5,105.3	$6,107.2

Income from continuing operations applicable to common shareholders	$127.4	$119.2	$137.9	$246.6	$241.6
Intangible asset amortization, after tax	4.4	4.4	4.4	8.7	8.8
Non-GAAP income from continuing operations - for ROTCE calculation	$131.8	$123.6	$142.3	$255.3	$250.4
Return on average tangible common equity (Non-GAAP)	10.34%	9.67%	9.44%	10.00%	8.20%
Non-GAAP income from continuing operations (from the following non-GAAP noteworthy tables)	$127.4	$119.2	$124.6	$246.6	$221.5
Intangible asset amortization, after tax	4.4	4.4	4.4	8.7	8.8
Non-GAAP income from continuing operations - for ROTCE calculation, excluding noteworthy items	131.8	123.6	129.0	255.3	230.3
Preferred dividend normalization	4.7	(4.7)	4.7	-	-
Non-GAAP income from continuing operations - for ROTCE calculation, after noteworthy items and preferred dividend normalization	$136.5	$118.9	$133.7	$255.3	$230.3
Return on average tangible common equity, after noteworthy items (Non-GAAP)	10.34%	9.67%	8.56%	10.00%	7.54%
Return on average tangible common equity, after noteworthy items and preferred dividend normalization	10.71%	9.30%	8.87%	10.00%	7.54%

5.	Net income excluding noteworthy items and income from continuing operations excluding noteworthy items

Net income excluding noteworthy items and income from continuing operations excluding noteworthy items are non-GAAP measures used by management as each excludes items from the respective line item in the GAAP statement of income. Due to the number and size of noteworthy items, the Company believes that adjusting for these items provides the user of CIT’s financial information a measure of the underlying performance of the Company and of continuing operations specifically. The non-GAAP noteworthy items are summarized in the following categories: significant due to the size of the transaction; transactions pertaining to items no longer considered core to CIT’s on-going operations; and other items, even though the respective balance may not have been significant. There were no noteworthy items for the quarters ended June 30 and March 31, 2019.

Net Income and Income from Continuing Operations, Excluding Noteworthy Items (dollars in millions, except per share data)

			Pre-tax		After-Tax	Per
	Description	Line Item	Balance	Tax(2)	Balance	Share
Quarter Ended June 30, 2018
Net income available to common shareholders					$117.4	$0.94
Continuing Operations	NACCO suspended depreciation	Depreciation on operating lease equipment	$(8.6)	$2.6	(6.0)	(0.05)
	Gains and other revenues from sale of reverse mortgage portfolio	Other non-interest income	(29.3)	7.7	(21.6)	(0.17)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	19.1	(4.8)	14.3	0.11
Discontinued Operations	Loss on Financial Freedom servicing operations		18.7	(4.9)	13.8	0.11
Non-GAAP income available to common shareholders, excluding noteworthy items(1)					$117.9	$0.95

Income from continuing operations available to common shareholders					$137.9	$1.11
	NACCO suspended depreciation	Depreciation on operating lease equipment	$(8.6)	$2.6	(6.0)	(0.05)
	Gains and other revenues from sale of reverse mortgage portfolio	Other non-interest income	(29.3)	7.7	(21.6)	(0.17)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	19.1	(4.8)	14.3	0.11
Non-GAAP income from continuing operations available to common shareholders, excluding noteworthy items(1)					$124.6	$1.00
(1)	Items may not sum due to rounding.
(2)	Income tax rates vary depending on the specific item and the entity location in which it is recorded.
6.	Effective Tax Rate Reconciliation

The provision for income taxes before noteworthy items and tax discrete items and the respective effective tax rate are non-GAAP measures, which management uses for analytical purposes to understand the Company’s underlying tax rate. Noteworthy items are presented in item 5 above, and discussed in various sections of the MD&A.

Effective Tax Rate Reconciliation - Noteworthy Items (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30, 2019	March 31, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Provision for income taxes - GAAP	$33.4	$37.8	$57.4	$71.2	$98.7
Income tax on noteworthy items	-	-	(5.5)	-	(8.0)
Provision for income taxes, before noteworthy items - Non-GAAP	33.4	37.8	51.9	71.2	90.7
Income tax - remaining discrete items	9.2	2.4	(2.3)	11.6	(4.0)
Provision for income taxes, before noteworthy and discrete tax items - Non-GAAP	$42.6	$40.2	$49.6	$82.8	$86.7
Income from continuing operations before provision for income taxes	$170.2	$157.0	$204.7	$327.2	$349.7
Noteworthy items before tax	-	-	(18.8)	-	(28.1)
Adjusted income from continuing operations before provision for income taxes and discrete items - Non-GAAP	$170.2	$157.0	$185.9	$327.2	$321.6
Effective tax rate	19.6%	24.1%	28.0%	21.8%	28.2%
Effective tax rate, before noteworthy items - Non-GAAP	19.6%	24.1%	27.9%	21.8%	28.2%
Effective tax rate, before noteworthy and tax discrete items - Non-GAAP	25.0%	25.6%	26.7%	25.3%	27.0%
7.	Regulatory

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
•

risks associated with the value and recoverability of leased equipment and related lease residual values, including railcars, telecommunication towers, technology and office equipment, information technology equipment, including data centers, and large and small industrial, medical, and transportation equipment,

•	risks of failing to achieve the projected revenue growth from new business initiatives or the projected expense reductions from efficiency improvements,
•	application of goodwill accounting or fair value accounting in volatile markets,
•

regulatory changes and developments, including changes in laws or regulations governing our business and operations, or affecting our assets, including our operating lease equipment or changes in the regulatory environment, whether due to events or factors specific to CIT, or other large multi-national or regional banks, or the industry in general,

•

risks associated with dispositions of businesses or asset portfolios, including how to replace the income associated with such businesses or asset portfolios and the risk of residual liabilities from such businesses or portfolios, and

•

risks associated with acquisitions of businesses or asset portfolios, including integrating technology and operations, merging cultures, and reducing duplication in personnel, policies, internal controls, and systems.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees regarding our performance. We do not assume any obligation to update any forward-looking statement for any reason.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, (the “Exchange Act”) as of June 30, 2019. Based on such evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of our common stock during the quarter ended June 30, 2019 are presented in the following table:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
April 1 - 30, 2019	1,541,300	$49.90	1,541,300	—
May 1 - 31, 2019	476,800	49.88	476,800	—
June 1 - 30, 2019	1,168,675	49.18	1,168,675	—
Total Purchases	3,186,775

On January 28, 2019, CIT announced that the Board of Directors had approved a plan for a common equity capital return of up to $450 million through September 2019. Approximately $112 million remains as of June 30, 2019. See the Capital section for further discussion of share repurchases.

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

4.5

Seventh Supplemental Indenture, dated as of March 9, 2018, by and among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 4.125% Senior Unsecured Notes due 2021 and Form of 5.250% Senior Unsecured Notes due 2025) (incorporated by reference to Exhibit 4.2 to Form 8-K filed March 12, 2018).

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

10.19	Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2019) (incorporated by reference to Form 10-Q filed May 3, 2019).
10.20	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with performance Based Vesting) (2019) (incorporated by reference to Form 10-Q filed May 3, 2019).
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
101.1

The following materials from CIT Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

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

August 2, 2019	CIT GROUP INC.

/s/ John Fawcett
John Fawcett
Executive Vice President and
Chief Financial Officer

/s/ Edward K. Sperling
Edward K. Sperling
Executive Vice President and Controller