Form 10-Q
period 2019-09-30
CIT GROUP INC
filed 2019-11-01
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934	☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019

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

Yes ☐ No ☒

As of October 25, 2019, there were 94,723,140 shares of the registrant’s common stock outstanding.

Part One — Financial Information

Item 1. Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions — except share data)

	September 30,	December 31,
	2019	2018
Assets
Cash and due from banks, including restricted balances of $41.2 at September 30, 2019 and $25.5 at December 31, 2018 (see Note 8 for amounts pledged)	$207.3	$198.8
Interest bearing cash, including restricted balances of $2.2 at September 30, 2019 and $2.5 at December 31, 2018 (see Note 8 for amounts pledged)	1,617.3	1,596.8
Securities purchased under agreement to resell	2,000.0	400.0
Investment securities, including securities carried at fair value with changes recorded in net income of $47.0 at September 30, 2019 and $44.6 at December 31, 2018 (see Note 8 for amounts pledged)	6,109.7	6,233.8
Assets held for sale	169.2	88.4
Loans (see Note 8 for amounts pledged)	31,345.5	30,795.4
Allowance for loan losses	(486.2)	(489.7)
Total loans, net of allowance for loan losses	30,859.3	30,305.7
Operating lease equipment, net (see Note 8 for amounts pledged)	7,099.9	6,970.6
Bank-owned life insurance	1,035.5	814.1
Goodwill	369.9	369.9
Other assets, including $272.3 at September 30, 2019 and $119.9 at December 31, 2018, at fair value	1,935.0	1,309.5
Assets of discontinued operations	-	249.8
Total Assets	$51,403.1	$48,537.4
Liabilities
Deposits	$35,910.0	$31,239.5
Credit balances of factoring clients	1,238.4	1,674.4
Other liabilities, including $287.4 at September 30, 2019 and $146.6 at December 31, 2018, at fair value	1,798.0	1,261.1
Borrowings, including $0.9 at September 30, 2019 and $0.9 at December 31, 2018 contractually due within twelve months	6,423.2	8,118.8
Liabilities of discontinued operations	-	297.0
Total Liabilities	45,369.6	42,590.8
Stockholders’ Equity
Preferred Stock: $0.01 par value, 100,000,000 shares authorized, 325,000 shares issued and outstanding	325.0	325.0
Common Stock: $0.01 par value, 600,000,000 shares authorized
Issued: 162,164,482 at September 30, 2019 and 161,073,078 at December 31, 2018	1.6	1.6
Outstanding: 94,720,235 at September 30, 2019 and 100,919,707 at December 31, 2018
Paid-in capital	6,847.8	6,810.8
Retained earnings	2,220.3	1,924.4
Accumulated other comprehensive loss	(64.5)	(178.3)
Treasury stock: 67,444,247 shares at September 30, 2019 and 60,153,371 shares at December 31, 2018 at cost	(3,296.7)	(2,936.9)
Total Common Stockholders’ Equity	5,708.5	5,621.6
Total Equity	6,033.5	5,946.6
Total Liabilities and Equity	$51,403.1	$48,537.4

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in millions — except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income
Interest and fees on loans	$446.8	$417.4	$1,355.1	$1,233.8
Other interest and dividends	56.6	56.2	180.3	164.6
Interest income	503.4	473.6	1,535.4	1,398.4
Interest expense
Interest on deposits	173.8	123.1	501.5	330.8
Interest on borrowings	70.1	90.8	220.7	268.8
Interest expense	243.9	213.9	722.2	599.6
Net interest revenue	259.5	259.7	813.2	798.8
Provision for credit losses	26.6	38.1	88.2	139.8
Net interest revenue, after credit provision	232.9	221.6	725.0	659.0
Non-interest income
Rental income on operating leases	211.7	264.3	642.4	779.2
Other non-interest income	101.0	86.2	303.9	326.3
Total non-interest income	312.7	350.5	946.3	1,105.5
Total revenue, net of interest expense and credit provision	545.6	572.1	1,671.3	1,764.5
Non-interest expenses
Depreciation on operating lease equipment	76.0	78.0	232.2	231.6
Maintenance and other operating lease expenses	41.9	56.6	140.0	177.5
Operating expenses	310.8	263.3	854.7	812.1
Loss on debt extinguishment and deposit redemption	0.1	3.5	0.4	22.9
Total non-interest expenses	428.8	401.4	1,227.3	1,244.1
Income from continuing operations before provision (benefit) for income taxes	116.8	170.7	444.0	520.4
Provision (benefit) for income taxes	(26.0)	41.3	45.2	140.0
Income from continuing operations	142.8	129.4	398.8	380.4
Discontinued operations
Income (loss) from discontinued operations, net of taxes	-	2.1	0.5	(8.8)
Loss on sale of discontinued operations, net of taxes	-	-	-	(16.3)
Total income (loss) from discontinued operations, net of taxes	-	2.1	0.5	(25.1)
Net income	$142.8	$131.5	$399.3	$355.3
Preferred dividends	-	-	9.4	9.4
Net income available to common shareholders	$142.8	$131.5	$389.9	$345.9
Income from continuing operations available to common shareholders	$142.8	$129.4	$389.4	$371.0
Basic income per common share
Income from continuing operations	$1.51	$1.15	$4.01	$3.04
Income (loss) from discontinued operations	-	0.02	0.01	(0.21)
Basic income per share	$1.51	$1.17	$4.02	$2.83
Diluted income per common share
Income from continuing operations	$1.50	$1.13	$3.99	$3.01
Income (loss) from discontinued operations	-	0.02	0.01	(0.21)
Diluted income per share	$1.50	$1.15	$4.00	$2.80
Average number of common shares (thousands)
Basic	94,732	112,842	97,093	122,185
Diluted	95,018	114,007	97,517	123,338

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$142.8	$131.5	$399.3	$355.3
Other comprehensive income (loss)
Foreign currency translation adjustments	(2.7)	7.3	7.5	0.7
Net unrealized gains (loss) on available for sale securities	3.3	(30.6)	104.1	(116.9)
Changes in benefit plans net gains (loss) and prior service (cost)/credit	-	-	2.2	3.8
Other comprehensive income (loss)	$0.6	$(23.3)	$113.8	$(112.4)
Comprehensive income	$143.4	$108.2	$513.1	$242.9

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Total Equity
June 30, 2019	$325.0	$1.6	$6,836.2	$2,111.4	$(65.1)	$(3,293.1)	$5,916.0
Net income	—	—	—	142.8	—	—	142.8
Other comprehensive income, net of tax	—	—	—	—	0.6	—	0.6
Dividends paid ($0.35 per Common Share)	—	—	—	(33.9)	—	—	(33.9)
Share repurchases	—	—	—	—	—	(3.0)	(3.0)
Amortization of stock compensation expenses	—	—	10.8	—	—	(0.6)	10.2
Employee stock purchase plan	—	—	0.8	—	—	—	0.8
September 30, 2019	$325.0	$1.6	$6,847.8	$2,220.3	$(64.5)	$(3,296.7)	$6,033.5
June 30, 2018	$325.0	$2.1	$8,822.0	$2,079.4	$(176.1)	$(4,526.7)	$6,525.7
Net income	—	—	—	131.5	—	—	131.5
Other comprehensive loss, net of tax	—	—	—	—	(23.3)	—	(23.3)
Dividends paid ($0.25 per Common Share)	—	—	—	(28.6)	—	—	(28.6)
Share repurchases	—	—	—	—	—	(290.9)	(290.9)
Amortization of stock compensation expenses	—	—	8.5	—	—	(3.4)	5.1
Employee stock purchase plan	—	—	0.8	—	—	—	0.8
September 30, 2018	$325.0	$2.1	$8,831.3	$2,182.3	$(199.4)	$(4,821.0)	$6,320.3
December 31, 2018	$325.0	$1.6	$6,810.8	$1,924.4	$(178.3)	$(2,936.9)	$5,946.6
Net income	—	—	—	399.3	—	—	399.3
Other comprehensive income, net of tax	—	—	—	—	113.8	—	113.8
Dividends paid ($0.95 per Common Share and $29.00 per Preferred Share)	—	—	—	(103.4)	—	—	(103.4)
Share repurchases	—	—	—	—	—	(340.9)	(340.9)
Amortization of stock compensation expenses	—	—	34.7	—	—	(18.9)	15.8
Employee stock purchase plan	—	—	2.3	—	—	—	2.3
September 30, 2019	$325.0	$1.6	$6,847.8	$2,220.3	$(64.5)	$(3,296.7)	$6,033.5
December 31, 2017	$325.0	$2.1	$8,798.1	$1,906.5	$(86.5)	$(3,625.2)	$7,320.0
Adoption of Accounting Standard Updates 2016-01, 2016-16, and 2018-02	—	—	—	0.7	(0.5)	—	0.2
Net income	—	—	—	355.3	—	—	355.3
Other comprehensive loss, net of tax	—	—	—	—	(112.4)	—	(112.4)
Dividends paid ($0.57 per Common Share and $29.00 per Preferred Share)	—	—	—	(80.2)	—	—	(80.2)
Share repurchases	—	—	—	—	—	(1,167.2)	(1,167.2)
Amortization of stock compensation expenses	—	—	31.0	—	—	(28.6)	2.4
Employee stock purchase plan	—	—	2.2	—	—	—	2.2
September 30, 2018	$325.0	$2.1	$8,831.3	$2,182.3	$(199.4)	$(4,821.0)	$6,320.3

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operations
Net income	$399.3	$355.3
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	88.2	139.8
Depreciation on operating lease equipment	232.2	231.6
Amortization of stock compensation expenses	34.7	31.0
Net gain on asset sales and impairments on assets held for sale	(39.8)	(73.7)
Loss on debt extinguishment and deposit redemption	0.4	22.9
Provision for deferred income taxes	42.7	79.9
Increase in finance receivables held for sale	(12.6)	(97.4)
Increase in other assets	(512.5)	(92.0)
Increase (decrease) in other liabilities	131.0	(81.8)
Other operating activities	55.2	176.3
Net cash flows provided by operations	418.8	691.9
Cash Flows From Investing Activities
Changes in loans, net	(1,721.2)	(1,439.0)
Purchases of investment securities	(10,079.7)	(2,129.5)
Proceeds from sales and maturities of investment securities	8,811.4	2,087.3
Proceeds from asset and receivable sales	715.3	1,266.8
Purchases of assets to be leased and other equipment	(451.0)	(470.6)
Proceeds from sale of OREO, net of repurchases	31.5	52.9
Purchase of bank owned life insurance	(200.0)	—
Other investing activities	22.9	29.2
Net cash flows used in investing activities	(2,870.8)	(602.9)
Cash Flows From Financing Activities
Proceeds from the issuance of term debt and FHLB advances	1,595.7	4,061.4
Repayments of term debt, FHLB advances, and net settlements	(3,312.3)	(4,424.2)
Net increase in deposits	4,669.3	1,257.2
Repurchase of common stock	(340.9)	(1,167.2)
Dividends paid	(103.4)	(80.2)
Other financing activities	(26.1)	(86.3)
Net cash flows provided by (used in) financing activities	2,482.3	(439.3)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	(8.6)
Increase (decrease) in cash, cash equivalents and restricted cash	29.0	(358.9)
Cash, cash equivalents, and restricted cash beginning of period	1,795.6	1,726.4
Cash, cash equivalents, and restricted cash end of period	$1,824.6	$1,367.5
Supplementary Cash Flow Disclosures
Interest paid	$(765.5)	$(626.4)
Federal, foreign, state and local income taxes refunded (paid), net	(16.7)	(20.8)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	362.8	280.0
Transfer of assets from held for sale to held for investment	10.8	50.1
Transfers of assets to OREO	17.1	30.8
Commitments extended during the period on affordable housing investment credits	63.0	64.1

The following tables shows a reconciliation of cash, cash equivalents and restricted cash on the Balance Sheet to that presented in the above Statements of Cash Flow.

	Nine Months Ended September 30,
	2019	2018
Cash and due from banks, including restricted balances of $41.2 and $22.8 at September 30, 2019 and September 30, 2018, respectively	$207.3	$167.6
Interest bearing deposits, including restricted balances of $2.2 and $79.1 at September 30, 2019 and September 30, 2018, respectively	1,617.3	1,199.9
Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$1,824.6	$1,367.5

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

Discontinued Operations

There were no discontinued operations as of September 30, 2019. Discontinued operations as of December 31, 2018 was comprised of the Business Air business and residual activity of the Financial Freedom reverse mortgage servicing business (“Financial Freedom”), which was sold in May 2018. In July 2019, CIT obtained the final investor consent to transfer the servicer obligation to a third party and derecognized the assets, which had previously not met the accounting requirements for sale treatment, and related secured borrowing. During the third quarter, the residual assets and liabilities of discontinued operations and related income statement activity were reclassified to continuing operations.

See further discussion in Note 2 — Discontinued Operations.

Announced Acquisition

On August 13, 2019, CIT and Mutual of Omaha Insurance Company and Omaha Financial Holdings, Inc. (“OFHI”) announced a definitive agreement for CIT Bank to acquire OFHI’s savings bank subsidiary, Mutual of Omaha Bank (“MOB”), for a purchase price of $1 billion. The purchase price will be comprised primarily of cash and up to $150 million of CIT common stock, the amount of which will be determined by CIT. Subject to regulatory approval and the satisfaction or (to the extent permitted by law) waiver of the other closing conditions set forth in the Merger Agreement, MOB will merge with and into CIT Bank. The merger is expected to close in the first quarter of 2020.

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are included in the Company's 2018 Form 10-K. Effective January 1, 2019, CIT changed its accounting policy for leases resulting from the adoption of Accounting Standards Codification ("ASC") 842, Leases and subsequent related Accounting Standards Updates ("ASUs"). There were no other material changes to policies during the nine

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

months ended September 30, 2019. In addition to the Company’s adoption of the new leasing standard outlined below, refer to the Other Newly Adopted Accounting Standards section for other ASUs adopted in 2019.

Leases

On January 1, 2019, CIT adopted ASU 2016-02, Leases (Topic 842), and subsequent related ASUs using January 1, 2019 as the date of initial application. The new leasing standard modifies the accounting, presentation, and disclosures for both lessees and lessors. We elected the modified retrospective transition option which allows for application of the Topic 842 guidance at the adoption date. Therefore, comparative prior period financial information was not adjusted and will continue to be reported under the previous accounting guidance of ASC 840, Leases. No cumulative-effect adjustment to retained earnings as of January 1, 2019 was necessary as a result of adopting the new standard. CIT elected the “package of practical expedients” permitted under the transition guidance which allowed the Company not to reassess its prior conclusions regarding lease identification, lease classification of existing leases, and treatment of initial direct costs on existing leases. Any lease arrangements and significant modifications entered into subsequent to the adoption date (January 1, 2019) are accounted for in accordance with the new standard.

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

The Company elected the lessee practical expedient not to separate lease and non-lease components. The Company also elected the short-term lease recognition exemption and will not recognize ROU assets or lease liabilities for leases with a term less than 12 months.

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

Lessor Topic 842 Accounting

We determine lease classification at commencement date. Leases not classified as sales-type or direct financing leases are classified as operating leases. The primary accounting criteria we use for lease classification are whether (a) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (b) the lease grants the lessee a purchase option that the lessee is reasonably certain to exercise, (c) using a seventy-five percent or more threshold, the lease term is for a major part of the remaining economic life of the underlying asset (however, we do not use this classification criterion when the lease commencement date falls within the last 25 percent of the total economic life of the underlying asset) and (d) using a ninety percent or more threshold, the present value of the sum of the lease payments and any residual value guarantees equal or exceeds substantially all of the fair value of the underlying asset. We do not lease equipment of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

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

Lessor Accounting for Periods Prior to Adoption of Topic 842 (Prior to January 1, 2019)

Lessor accounting was not fundamentally changed by ASC 842 and remains similar to the prior accounting model, with updates to align with certain changes to the lessee model (e.g., certain definitions, such as initial direct costs, have been updated) and the new revenue recognition standard. The new rules did not have a significant impact on our classification of leases as finance or operating. Under ASC 840 our finance leases typically met criteria for classification as direct financing leases; however, due to a change in lease guidance similar leases are classified as sales-type leases under ASC 842 although there continues to be no selling profit or loss at lease commencement. The primary impact to the Company is related to initial direct costs and certain property taxes. The new lease guidance has a narrower definition of initial direct costs that may be capitalized. Allocated internal costs and professional fees to negotiate and arrange the lease agreements that would have been incurred, regardless of lease execution, no longer qualify as initial direct costs. On January 1, 2019, we began to record gross operating expenses and other non-interest income for property taxes paid by CIT as lessor that are reimbursed by the lessees.

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

•The amendments in this standard eliminate existing guidance for Purchase Credit Impaired ("PCI") loans, and require recognition of an allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination (purchased credit deteriorated (“PCD”) loans).

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

•CIT has developed and implemented models and methodologies to determine the CECL allowance. Models have gone through initial validation with additional validation expected in the fourth quarter of 2019. The parallel run in advance of the January 1, 2020 effective date continues to focus on the technical functionality of the CECL calculation, operational execution of the end-to-end process and disclosure requirements.

•Although CIT is in the process of finalizing its evaluation of the impact of the amended guidance on its Consolidated Financial Statements, it currently expects the ACL to increase by approximately $200 – $300 million (excluding impacts from the pending MOB acquisition) upon adoption. A significant portion of the increase will be due to PCI loans that will be reclassified as PCD loans with the credit related discount resulting in an increase to both the ACL and the loan balance; however, the reclassification from PCI to PCD will not result in an adoption date adjustment to retained earnings. The overall estimated capital impact is a decrease of approximately $50 - $100 million in retained earnings (excluding impacts from the pending MOB acquisition) upon adoption, while the regulatory capital impact may be phased-in over three years at CIT’s option. Adoption of the new standard could produce higher volatility in the quarterly credit loss expense than the incurred loss model under current U.S. GAAP, depending on asset mix, and could adversely impact our ongoing earnings. The extent of the overall increase in ACL as of the adoption date, including the portion related to the current PCI portfolio, is still being evaluated and could materially change depending on economic conditions and the composition of CIT’s loan and lease portfolios at adoption date.

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

ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments Issued April 2019

•The FASB amended its standards on credit losses, hedging, and recognizing and measuring financial instruments to clarify them and address implementation issues.

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

•Codification Improvements to Update 2016-01 is effective as of January 1, 2020. Early adoption is permitted in any interim period following the issuance of this Update; however, CIT does not intend to early adopt the guidance.

•CIT is currently evaluating the impact of this ASU on CIT’s consolidated financial statements and disclosures but does not expect the adoption of this standard to have a material impact on CIT’s consolidated financial statements and disclosures.

NOTE 2 — DISCONTINUED OPERATIONS

There were no discontinued operations as of September 30, 2019. As of December 31, 2018, discontinued operations was comprised of Business Air and residual activity of the Financial Freedom business, which was sold in May 2018. In July 2019, CIT obtained the final investor consent from Government National Mortgage Association (“GNMA”) to transfer CIT’s servicer obligation to a third party and derecognized the assets, which had previously not met the accounting requirements for sale treatment, and related secured borrowing of approximately $152 million from the Financial Freedom business. In addition, during 2019 we continued to sell our business aircraft. During the third quarter of 2019, the residual assets and liabilities, and related income statement activity, were reclassified to continuing operations.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

At December 31, 2018, assets and liabilities of discontinued operations totaled $250 million and $297 million, respectively. Of the total, the assets and liabilities primarily related to the failed sale assets and related secured borrowing for Financial Freedom of approximately $195 million. The remaining assets primarily related to Business Air loans and other liabilities of $102 million, which included the indemnification contingent liability and mortgage servicing liability of Financial Freedom and other liabilities of Business Air.

There was no discontinued operations income statement activity for the quarter ended September 30, 2019 compared to income of $2 million for the quarter ended September 30, 2018. Income from discontinued operations totaled $0.5 million for the nine months ended September 30, 2019 compared with a loss, net of taxes, of $25 million for the nine months ended September 30, 2018 primarily due to the $16 million net loss on sale of the Financial Freedom business and operating expenses of $31 million.  Operating expenses were comprised of salaries and benefits, professional and legal services, and other expenses such as data processing, premises and equipment, and miscellaneous charges. The tax rates for the nine months ended September 30, 2019 and 2018 were 26% and 27%, respectively. For the three months ended September 30, 2018 the income tax for discontinued operations was insignificant due to the limited activity post-sale.

Net cash flows (used in) provided by operations totaled ($4) million and $11 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash flows provided by investing activities totaled $55 million and $85 million for the nine months ended September 30, 2019 and 2018, respectively.

See the Company’s 2018 Form 10-K, Note 2 – Discontinued Operations, for further information.

NOTE 3 — LOANS

Loans, excluding those reflected as discontinued operations, consist of the following:

Loans by Product (dollars in millions)

	September 30, 2019	December 31, 2018
Commercial loans	$23,074.9	$22,285.7
Financing Leases and Leverage Leases	2,278.0	2,489.4
Total commercial	25,352.9	24,775.1
Consumer loans	5,992.6	6,020.3
Total loans	31,345.5	30,795.4
Loans held for sale(1)	165.3	88.4
Loans and held for sale loans(1)	$31,510.8	$30,883.8
(1)	Since the Company manages the credit risk and collections of loans held for sale consistently with its loans held for investment, the aggregate amount is presented in this table.

The following table presents loans, excluding loans held for sale, by segment, based on obligor location:

Loans (dollars in millions)

	September 30, 2019			December 31, 2018
	Domestic	Foreign	Total	Domestic	Foreign	Total
Commercial Banking	$23,152.0	$1,606.8	$24,758.8	$22,732.8	$1,530.6	$24,263.4
Consumer Banking(1)	6,586.7	-	6,586.7	6,532.0	-	6,532.0
Total	$29,738.7	$1,606.8	$31,345.5	$29,264.8	$1,530.6	$30,795.4
(1)

The Consumer Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration ("SBA") loans. These loans are excluded from the Consumer loan balances and included in the Commercial loan balances in the tables throughout this note.

The following table presents selected components of the net investment in loans:

Components of Net Investment (dollars in millions)

	September 30,	December 31,
	2019	2018
Unearned income(1)	$(436.9)	$(778.8)
Unamortized premiums / (discounts)	29.1	20.6
Accretable yield on PCI loans	(771.7)	(903.8)
Net unamortized deferred costs and (fees)(1)	43.4	85.7
(1)

Balances at September 30, 2019 in the table above exclude finance leases and leveraged leases. CIT adopted ASC 842, Leases on January 1, 2019 and finance leases and leveraged leases disclosures are presented in Note 5 — Leases. Balances at December 31, 2018 in the table above includes both loans and finance leases.

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

Commercial Loans Including Held for Sale Loans — Risk Rating by Class / Segment (dollars in millions)

Grade:	Pass	Special Mention	Classified- accrual	Classified- non-accrual	PCI Loans(2)	Total
September 30, 2019
Commercial Banking
Commercial Finance	$9,854.1	$390.9	$725.3	$211.3	$—	$11,181.6
Real Estate Finance	4,961.3	277.7	10.2	4.5	30.5	5,284.2
Business Capital (1)	7,554.8	330.3	374.1	60.3	—	8,319.5
Rail	58.9	—	4.3	—	—	63.2
Total Commercial Banking	22,429.1	998.9	1,113.9	276.1	30.5	24,848.5
Consumer Banking
Other Consumer Banking - Primarily SBA Loans	554.2	4.2	32.3	3.4	—	594.1
Total Consumer Banking	554.2	4.2	32.3	3.4	—	594.1
Non- Strategic Portfolios	2.0	—	1.5	—	—	3.5
Total	$22,985.3	$1,003.1	$1,147.7	$279.5	$30.5	$25,446.1
December 31, 2018
Commercial Banking
Commercial Finance	$8,637.7	$559.5	$1,096.3	$190.0	$4.7	$10,488.2
Real Estate Finance	5,023.2	162.2	225.5	2.2	32.2	5,445.3
Business Capital	7,550.1	415.3	299.3	45.7	—	8,310.4
Rail	82.7	0.5	0.6	—	—	83.8
Total Commercial Banking	21,293.7	1,137.5	1,621.7	237.9	36.9	24,327.7
Consumer Banking
Other Consumer Banking - Primarily SBA Loans	446.4	7.1	55.8	0.4	1.8	511.5
Total Consumer Banking	446.4	7.1	55.8	0.4	1.8	511.5
Non- Strategic Portfolios	5.7	1.0	7.4	6.1	—	20.2
Total	$21,745.8	$1,145.6	$1,684.9	$244.4	$38.7	$24,859.4
(1)

During the third quarter of 2019, enhancements were made to the Company’s risk rating analysis for the Commercial Services portfolio within the Business Capital division in the above table to place more emphasis on the short term nature of the risk associated with these loans. Compared to December 31, 2018, total Commercial Services Criticized Asset balances (Special Mention and Classified) as of September 30, 2019 decreased by approximately $130 million due to the risk rating analysis enhancements, offset by increases in other Business Capital portfolios.

(2)	Refer to the Loans Acquired with Deteriorated Credit Quality section of this note for further details on the PCI loans risk ratings.

The following table provides a summary of the consumer loan LTV distribution and the covered loans held for investment balances for primarily single-family residential (“SFR”) mortgage loans. The average LTV was 63% and 64% for the Total Consumer Loans included below at September 30, 2019 and December 31, 2018, respectively. The table below excludes loans that are held for sale.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Consumer Loan LTV Distribution (dollars in millions)

	Covered Loans(2)		Non-covered Loans		Total Consumer
LTV Range	Non-PCI	PCI	Non-PCI	PCI	Loans
September 30, 2019
Greater than 125%	$—	$2.8	$5.7	$59.8	$68.3
101% – 125%	—	10.4	6.5	99.7	116.6
80% – 100%	0.7	53.6	199.9	255.5	509.7
Less than 80%	325.2	241.5	4,156.5	574.1	5,297.3
Not Applicable(1)	—	—	0.7	—	0.7
Total	$325.9	$308.3	$4,369.3	$989.1	$5,992.6

December 31, 2018
Greater than 125%	$1.3	$105.6	$4.9	$—	$111.8
101% – 125%	5.3	186.1	4.7	—	196.1
80% – 100%	27.3	446.8	220.3	—	694.4
Less than 80%	1,068.5	916.0	3,032.6	—	5,017.1
Not Applicable(1)	—	—	0.9	—	0.9
Total	$1,102.4	$1,654.5	$3,263.4	$—	$6,020.3
(1)	Consumer overdrafts do not have LTV's.
(2)

Covered loans at December 31, 2018, include approximately $2 billion related to the FDIC loss share agreement under the IndyMac Transaction with an indemnification period that expired on March 31, 2019.

The SFR amounts represent the carrying value, which differ from unpaid principal balances, and include the unamortized premiums or discounts and the accretable yield for PCI loans recorded in purchase accounting. Certain consumer SFR loans are “covered loans” which relate to LCM loans acquired from the OneWest Bank acquisition with indemnifications provided by the FDIC under the loss sharing agreements for certain future losses.

The loss share agreements with the FDIC relate to the FDIC-assisted transactions of IndyMac Bank in March 2009 (“IndyMac Transaction”), First Federal Bank of California in December 2009 (“First Federal Transaction”) and La Jolla Bank, FSB in February 2010 (“La Jolla Transaction”). The indemnification period for the IndyMac Transaction ended in March 2019. Post March 2019, the covered loans are limited to the First Federal Transaction and the La Jolla Transaction with the indemnification period ending in December 2019 and February 2020, respectively. No indemnification asset was recognized in connection with the First Federal Transaction and La Jolla Transaction. The Company separately recognizes a net receivable (recorded in other assets) for the claim submissions filed with the FDIC. At September 30, 2019, the indemnification asset is zero, as compared to $10.8 million at December 31, 2018 and there was a net receivable from the FDIC of zero and $6.4 million, respectively.

As of September 30, 2019, there was no remaining amount of negative amortization contractually permitted on consumer loans with terms that permitted negative amortization.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Loans Including Held for Sale Loans - Delinquency Status (dollars in millions)

	Past Due			Total
	30-59	60-89	90 or more	Past Due	Current	PCI Loans (1)	Total
September 30, 2019
Commercial Banking
Commercial Finance	$1.7	$—	$83.4	$85.1	$11,096.5	$—	$11,181.6
Real Estate Finance	—	2.9	2.1	5.0	5,248.7	30.5	5,284.2
Business Capital	95.0	41.3	20.3	156.6	8,162.9	—	8,319.5
Rail	—	—	—	—	63.2	—	63.2
Total Commercial Banking	96.7	44.2	105.8	246.7	24,571.3	30.5	24,848.5
Consumer Banking
Legacy Consumer Mortgage	19.9	5.4	20.7	46.0	889.0	1,297.4	2,232.4
Other Consumer Banking	27.5	5.9	7.0	40.4	4,386.0	—	4,426.4
Total Consumer Banking	47.4	11.3	27.7	86.4	5,275.0	1,297.4	6,658.8
Non-Strategic Portfolios	—	—	—	—	3.5	—	3.5
Total	$144.1	$55.5	$133.5	$333.1	$29,849.8	$1,327.9	$31,510.8
December 31, 2018
Commercial Banking
Commercial Finance	$—	$—	$70.3	$70.3	$10,413.2	$4.7	$10,488.2
Real Estate Finance	8.9	12.0	5.1	26.0	5,387.1	32.2	5,445.3
Business Capital	146.7	35.4	17.5	199.6	8,110.8	—	8,310.4
Rail	2.8	0.9	1.5	5.2	78.6	—	83.8
Total Commercial Banking	158.4	48.3	94.4	301.1	23,989.7	36.9	24,327.7
Consumer Banking
Legacy Consumer Mortgage	25.9	5.9	37.6	69.4	1,063.5	1,654.5	2,787.4
Other Consumer Banking	25.3	3.1	2.1	30.5	3,716.2	1.8	3,748.5
Total Consumer Banking	51.2	9.0	39.7	99.9	4,779.7	1,656.3	6,535.9
Non-Strategic Portfolios	0.1	1.3	5.8	7.2	13.0	—	20.2
Total	$209.7	$58.6	$139.9	$408.2	$28,782.4	$1,693.2	$30,883.8
(1)

PCI loans are categorized separately, as the balances represent an estimate of cash flows deemed to be collectible and therefore are not subject to past due or non-accrual status classification. Although PCI loans may be contractually past due, we expect to fully collect the carrying values.

The following table sets forth non-accrual loans, assets received in satisfaction of loans (OREO and repossessed assets) and loans 90 days or more past due and still accruing.

Loans on Non-Accrual Status (dollars in millions)(1)

	September 30, 2019			December 31, 2018
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial Banking
Commercial Finance	$208.9	$2.4	$211.3	$190.0	$—	$190.0
Business Capital	60.3	—	60.3	45.7	—	45.7
Real Estate Finance	4.5	—	4.5	2.2	—	2.2
Total Commercial Banking	273.7	2.4	276.1	237.9	—	237.9
Consumer Banking
Other Consumer Banking	7.9	—	7.9	6.1	—	6.1
Legacy Consumer Mortgages	11.7	1.8	13.5	32.2	—	32.2
Total Consumer Banking	19.6	1.8	21.4	38.3	—	38.3
Non-Strategic Portfolios	—	—	—	—	6.1	6.1
Total	$293.3	$4.2	$297.5	$276.2	$6.1	$282.3
Repossessed assets and OREO			23.3			33.0
Total non-performing assets			$320.8			$315.3
Commercial loans past due 90 days or more accruing			$36.4			$21.9
Consumer loans past due 90 days or more accruing			13.9			13.7
Total accruing loans past due 90 days or more			$50.3			$35.6
(1)

Factored receivables within our Business Capital division do not accrue interest and therefore are not considered within non-accrual loan balances; however factored receivables are considered for credit provisioning purposes. Loans that are 90 or more days past due guaranteed by government agencies are not placed on nonaccrual status.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Payments received on non-accrual loans are generally applied first against outstanding principal, though in certain instances where the remaining recorded investment is deemed fully collectible, interest income is recognized on a cash basis.

The table below summarizes the residential mortgage loans in the process of foreclosure and OREO:

Loans in Process of Foreclosure and OREO (dollars in millions)

	September 30,	December 31,
	2019	2018
PCI	$24.8	$122.6
Non-PCI	12.6	24.1
Loans in process of foreclosure	$37.4	$146.7
OREO	$23.3	$32.0

Impaired Loans

The following table contains information about impaired loans and the related allowance for loan losses by class. Impaired loans exclude PCI loans. Loans that were identified as impaired at the date of the OneWest Transaction (the “Acquisition Date”) for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), are disclosed further below in Loans Acquired with Deteriorated Credit Quality.

Impaired Loans (dollars in millions)

				Average Recorded Investment(2)
				Quarters Ended September 30,		Nine Months Ended September 30,
	Recorded Investment	Unpaid Principal Balance	Related Allowance	2019	2018	2019	2018
September 30, 2019
With no related allowance recorded:
Commercial Banking
Commercial Finance	$63.8	$118.3	$—	$73.9	$93.2	$77.7	$82.3
Business Capital	7.0	7.9	—	6.4	12.6	6.5	11.9
Real Estate Finance	—	—	—	0.3	2.4	2.0	1.2
Consumer Banking
Other Consumer Banking	7.5	7.4	—	6.0	—	5.1	—
LCM	19.3	20.8	—	19.9	—	25.7	—
With an allowance recorded:
Commercial Banking
Commercial Finance	178.1	204.6	60.7	166.0	120.2	141.0	102.8
Business Capital	21.9	21.6	6.9	15.0	9.1	12.9	9.2
Real Estate Finance	2.0	2.8	2.0	2.1	—	1.0	0.7
Consumer Banking
LCM	—	—	—	—	0.3	0.1	0.1
Total Impaired Loans(1)	299.6	383.4	69.6	289.6	237.8	272.0	208.2
Total Loans Impaired at Acquisition Date	1,327.9	2,001.2	18.2	1,455.4	1,796.2	1,561.1	1,863.20
Total	$1,627.5	$2,384.6	$87.8	$1,745.0	$2,034.0	$1,833.1	$2,071.4

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Impaired Loans (dollars in millions) (continued)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment for the year ended December 31, 2018 (2)
December 31, 2018
With no related allowance recorded:
Commercial Banking
Commercial Finance	$89.4	$112.1	$—	$83.7
Business Capital	7.1	9.5	—	11.0
Real Estate Finance	2.3	2.3	—	1.4
Consumer Banking
Other Consumer Banking	4.4	4.4	—	1.8
LCM	31.5	34.8	—	26.4
With an allowance recorded:
Commercial Banking
Commercial Finance	101.8	120.9	43.5	102.6
Business Capital	11.2	11.1	3.9	9.6
Real Estate Finance	—	—	—	0.5
Consumer Banking
Other Consumer Banking	—	—	—	0.1
Total Impaired Loans(1)	247.7	295.1	47.4	237.1
Total Loans Impaired at Acquisition Date	1,693.2	2,489.9	18.4	1,829.2
Total	$1,940.9	$2,785.0	$65.8	$2,066.3
(1)

Interest income recorded for the quarter and nine months ended September 30, 2019 while the loans were impaired was approximately $0.9 million and $1.3 million, respectively, of which $0.1 million during each period was recognized using the cash-basis method of accounting. Interest income recorded for the year ended December 31, 2018 while the loans were impaired was $1.0 million, of which none was recognized using the cash-basis method of accounting.

(2)	Average recorded investment for the quarters and nine months ended September 30, 2019 and 2018 and the year ended December 31, 2018.

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

Purchased Credit Impaired Loans (dollars in millions)

September 30, 2019	Carrying Value	Unpaid Principal Balance	Allowance for Loan Losses
Commercial Banking
Real Estate Finance	$30.5	$33.0	$10.6
Consumer Banking
Legacy Consumer Mortgages	1,297.4	1,968.2	7.6
	$1,327.9	$2,001.2	$18.2
December 31, 2018
Commercial Banking
Commercial Finance	$4.7	$9.0	$0.4
Real Estate Finance	32.2	37.7	8.8
Consumer Banking
Other Consumer Banking	1.8	2.3	—
Legacy Consumer Mortgages	1,654.5	2,440.9	9.2
	$1,693.2	$2,489.9	$18.4

The following table summarizes the carrying value of commercial PCI loans, which are monitored for credit quality based on internal risk classifications. See previous table Consumer Loan LTV Distribution for credit quality metrics on consumer PCI loans.

Carrying Value of Commercial PCI Loans (dollars in millions)

	September 30, 2019			December 31, 2018
	Non- criticized	Criticized	Total	Non- criticized	Criticized	Total
Commercial Finance	$—	$—	$—	$—	$4.7	$4.7
Real Estate Finance	14.2	16.3	30.5	14.6	17.6	32.2
Total	$14.2	$16.3	$30.5	$14.6	$22.3	$36.9

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

Change in Accretable Yield (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance, beginning of period	$827.0	$972.8	$903.8	$1,063.7
Accretion into interest income	(34.3)	(40.4)	(114.6)	(126.0)
Reclassification from non-accretable difference	6.2	13.9	12.9	14.7
Disposals and Other (1)	(27.2)	(1.4)	(30.4)	(7.5)
Balance, end of period	$771.7	$944.9	$771.7	$944.9
(1)	Activity for the third quarter of 2019 includes the sale of certain LCM PCI loans removed from existing pools.

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

The following table presents recorded investment of TDRs, excluding those within a trial modification period of $3.3 million at September 30, 2019 and $4.2 million at December 31, 2018, and those classified as PCI as of and during the periods ended September 30, 2019 and December 31, 2018:

TDRs (dollars in millions)

	September 30, 2019		December 31, 2018
	Recorded Investment	% Total TDR	Recorded Investment	% Total TDR
Commercial Banking	$124.9	86%	$70.2	80%
Consumer Banking	20.1	14%	17.7	20%
Total	$145.0	100%	$87.9	100%
Percent non-accrual	64%		79%

Modifications (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Recorded investment related to modifications qualifying as TDRs that occurred during the quarters and the nine months ended	$13.0	$13.1	$80.5	$60.9
Recorded investment at the time of default of TDRs that experienced a payment default (payment default is one missed payment) during the quarters and nine months ended and for which the payment default occurred within one year of the modification	$0.6	$0.4	$17.0	$10.3

There were $14.7 million and $6.1 million as of September 30, 2019 and December 31, 2018, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is presented below. Although the focus is on the September 30, 2019 amounts, the overall nature and impact of modification programs were comparable in the prior year period.

Modifications qualifying as TDRs based upon recorded investment at September 30, 2019 were comprised of payment deferrals (51%) and covenant relief and/or other (49%). At December 31, 2018, TDR recorded investment was comprised of payment deferrals (50%) and covenant relief and/or other (50%).

▪

Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods.

▪

Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. The weighted average change in interest rates for all TDRs occurring during the quarters ended September 30, 2019 and 2018 was not significant.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

▪

Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during quarters ended September 30, 2019 and 2018 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs.

▪

The other elements of the Company’s modification programs that are not TDRs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses for estimated credit losses in its HFI loan portfolio.

Allowance for Loan Losses and Recorded Investment in Loans (dollars in millions)

	Commercial Banking	Consumer Banking	Total	Commercial Banking	Consumer Banking	Total
	Quarter Ended September 30, 2019			Quarter Ended September 30, 2018
Balance - beginning of period	$463.6	$23.8	$487.4	$437.8	$29.5	$467.3
Provision for credit losses	27.1	(0.5)	26.6	39.0	(0.9)	38.1
Other(1)	(1.4)	-	(1.4)	(1.9)	(0.1)	(2.0)
Gross charge-offs	(32.4)	(0.4)	(32.8)	(29.4)	(1.4)	(30.8)
Recoveries	5.8	0.6	6.4	4.7	0.1	4.8
Balance - end of period	$462.7	$23.5	$486.2	$450.2	$27.2	$477.4
	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
Balance - beginning of period	$460.2	$29.5	$489.7	$402.2	$28.9	$431.1
Provision for credit losses	92.7	(4.5)	88.2	139.4	0.4	139.8
Other(1)	(0.3)	(0.7)	(1.0)	(2.2)	(0.1)	(2.3)
Gross charge-offs	(111.6)	(2.6)	(114.2)	(108.6)	(2.7)	(111.3)
Recoveries	21.7	1.8	23.5	19.4	0.7	20.1
Balance - end of period	$462.7	$23.5	$486.2	$450.2	$27.2	$477.4
	Allowance Balance at September 30, 2019			Allowance Balance at September 30, 2018
Loans individually evaluated for impairment	$69.6	$-	$69.6	$43.3	$0.4	$43.7
Loans collectively evaluated for impairment	382.5	15.9	398.4	397.3	19.0	416.3
Loans acquired with deteriorated credit quality(2)	10.6	7.6	18.2	9.6	7.8	17.4
Allowance for loan losses	462.7	23.5	486.2	450.2	27.2	477.4
Other reserves(1)	$41.6	$0.8	$42.4	$46.8	$-	$46.8
	Loans at September 30, 2019			Loans at September 30, 2018
Loans individually evaluated for impairment	$272.8	$26.8	$299.6	$250.0	$0.5	$250.5
Loans collectively evaluated for impairment	24,455.5	5,262.5	29,718.0	23,803.6	4,682.8	28,486.4
Loans acquired with deteriorated credit quality(2)	30.5	1,297.4	1,327.9	42.1	1,716.8	1,758.9
Ending balance	$24,758.8	$6,586.7	$31,345.5	$24,095.7	$6,400.1	$30,495.8
Percent of loans to total loans	79.0%	21.0%	100.0%	79.0%	21.0%	100.0%
(1)

“Other” includes allowance for loan losses associated with unfunded lending commitments. “Other reserves” represents credit loss reserves for unfunded lending commitments and deferred purchase agreements, which are recorded in Other liabilities.

(2)	Represents PCI loans acquired from the OneWest transaction.

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

Supplemental Lease Balance Sheet Information (dollars in millions)

September 30,
2019
ROU assets	$192.5
Lease liabilities	241.1
Weighted-average remaining lease terms	9 years
Weighted-average discount rate	4.86%

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Supplemental Cash Flow Information (dollars in millions):

Nine Months Ended
September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities	$33.8
ROU assets obtained in exchange for new lease liabilities	$6.6

The following table presents maturities of lease liabilities:

Maturity of Lease Liabilities (dollars in millions)

Years Ended December 31,
Remainder of 2019	$12.0
2020	46.3
2021	33.9
2022	27.0
2023	26.7
Thereafter	163.4
Total undiscounted lease payments	$309.3
Difference between undiscounted cash flows and discounted cash flows	(68.2)
Lease liabilities, at present value	$241.1

In addition to the table above, we have future operating lease commitments of $108 million (undiscounted) for a 15-year lease of office space in Morristown, NJ which was signed in September 2019.  The estimated commencement date for this lease is late 2020 and the office space will be primarily occupied by corporate functional staff.

The following table presents components of operating lease expense, which are included in operating expenses:

Components of Operating Lease Expense (dollars in millions)

	Quarter Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Operating lease cost(1)	$10.6	$32.1
Variable lease cost	2.5	8.2
Sublease income	(3.7)	(12.0)
Total operating lease expense	$9.4	$28.3

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

Lessor

The Company leases equipment to commercial end-users under operating lease and finance lease arrangements. The majority of operating lease equipment is long-lived rail equipment which is typically leased several times over the equipment’s life. We also lease technology and office equipment and large and small industrial, medical, and transportation equipment under both operating leases and finance leases.

Our Rail operating leases typically do not include purchase options. Many of our finance leases, and other equipment operating leases, offer the lessee the option to purchase the equipment at fair market value or for a nominal fixed purchase option; and many of the leases that do not have a nominal purchase option include renewal provisions resulting in some leases continuing beyond initial contractual term. Our leases typically do not include early termination options; and continued rent payments are due if leased equipment is not returned at the end of the lease.

The following table provides the net book value of operating lease equipment, by equipment type.

Operating Lease Equipment (dollars in millions)

	September 30,	December 31,
	2019	2018
Railcars and locomotives	$6,525.6	$6,420.7
Other equipment	574.3	549.9
Total(1)	$7,099.9	$6,970.6

(1)     Includes off-lease Rail equipment of $457.5 million and $380.4 million at September 30, 2019 and December 31, 2018, respectively.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents components of finance lease net investment on a discounted basis at September 30, 2019:

Components of Net Investment in Finance Leases (dollars in millions)

September 30,
2019
Lease receivables	$1,922.9
Unguaranteed residual assets	316.1
Total net investment in finance leases	2,239.0
Leveraged lease net investment(1)	39.0
Total	$2,278.0

(1)     Leveraged leases are reported net of $58.7 million of non-recourse debt. Our leveraged lease arrangements commenced before the ASC 842 effective date and continue to be reported under the leveraged lease accounting model.  ASC 842 eliminated leveraged lease accounting for new leases and for existing leases modified on or after the standard’s effective date.

The table that follows presents lease income related to the Company’s operating and finance leases:

Lease Income (dollars in millions)

	Quarter Ended	Nine Months Ended
	September 30,	September 30,
	2019	2019
Lease income – Operating leases	$199.2	$602.7
Variable lease income – Operating leases (1)	12.5	39.7
Rental income on operating leases	211.7	642.4
Interest income - Sales type and direct financing leases	47.5	146.6
Variable lease income included in Other non-interest income (2)	11.5	34.5
Leveraged lease income	2.2	6.4
Total lease income	$272.9	$829.9

(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.

(2)     Includes leased equipment property tax reimbursements due from customers of $5.1 million and $17.0 million for the quarter and nine months ended September 30, 2019, respectively, and revenue related to insurance coverage on Business Capital leased equipment of $6.4 million and $17.4 million for the quarter and nine months ended September 30, 2019, respectively.

The following tables present lease payments due on non-cancellable operating leases and lease receivables due on finance leases at September 30, 2019. Excluded from these tables are variable lease payments, including rentals calculated based on asset usage levels, rentals from future renewal and re-leasing activity, and expected sales proceeds from remarketing equipment at lease expiration, all of which are components of lease profitability.

Maturity Analysis of Operating Lease Payments (dollars in millions)

Years Ended December 31,
Remainder of 2019	$174.5
2020	595.1
2021	415.9
2022	265.2
2023	150.0
Thereafter	104.9
Total	$1,705.6

Maturity Analysis of Lease Receivables - Sales Type and Direct Financing Leases (dollars in millions)

Years Ended December 31,
Remainder of 2019	$226.5
2020	775.7
2021	559.5
2022	322.2
2023	171.4
Thereafter	69.3
Total undiscounted cash flows	2,124.6
Difference between undiscounted cash flows and discounted cash flows	201.7
Lease receivables, at present value	$1,922.9

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 — INVESTMENT SECURITIES

Investments include debt and equity securities.

Investment Securities (dollars in millions)

	September 30,	December 31,
	2019	2018
AFS Securities
Debt securities	$5,854.6	$5,931.3
Securities carried at FV with changes in net income
Equity securities	47.0	44.6
Non-marketable securities(1)	208.1	257.9
Total investment securities	$6,109.7	$6,233.8
(1)

Non-marketable investments include restricted stock of the FRB and Federal Home Loan Bank ("FHLB") carried at cost of $185.2 million at September 30, 2019, and $242.5 million at December 31, 2018. The remaining non-marketable investments without readily determinable fair values measured under the measurement exception totaled $22.9 million at September 30, 2019 and $15.4 million at December 31, 2018.

Realized investment gains totaled $1.3 million and $4.0 million for the quarters ended September 30, 2019 and 2018, respectively, and $3.8 million and $12.3 million for the nine months ended September 30, 2019 and 2018, respectively, and exclude losses from other than temporary impairment (“OTTI”).

In addition, the Company had $1.6 billion of interest bearing cash at banks at September 30, 2019 and December 31, 2018, which are cash and cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on investments and interest bearing cash:

Interest and Dividend Income (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income - debt securities(1)	$47.1	$41.6	$143.1	$120.9
Interest income - interest-bearing cash	7.8	11.7	30.6	34.7
Dividends - equity securities	1.7	2.9	6.6	9.0
Total interest and dividends	$56.6	$56.2	$180.3	$164.6

(1)	Includes interest income on securities purchased under agreement to resell

The following table presents amortized cost and fair value of securities available for sale (“AFS”).

Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$4,325.9	$23.4	$(17.9)	4,331.4
Commercial agency	505.1	15.6	(0.4)	520.3
U.S. government agency obligations	687.9	1.1	(0.2)	688.8
U.S. Treasury securities	210.5	0.2	—	210.7
Supranational securities	35.0	—	—	35.0
State & municipal bonds	1.3	—	—	1.3
Corporate bonds - foreign	65.9	1.2	—	67.1
Total debt securities AFS	$5,831.6	$41.5	$(18.5)	$5,854.6

December 31, 2018
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$5,341.2	$6.7	$(122.7)	$5,225.2
Commercial agency	291.8	3.2	(0.4)	294.6
U.S. government agency obligations	34.9	—	(0.4)	34.5
U.S. Treasury securities	253.9	—	(2.4)	251.5
Supranational securities	50.0	—	(0.6)	49.4
State & municipal bonds	10.9	—	(0.7)	10.2
Corporate bonds - foreign	65.8	0.1	—	65.9
Total debt securities AFS	$6,048.5	$10.0	$(127.2)	$5,931.3

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the debt securities AFS by contractual maturity dates:

Maturities - Debt Securities AFS (dollars in millions)

	September 30, 2019
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government agency securities
After 5 but within 10 years	$0.1	$0.1	7.02%
Due after 10 years	4,325.8	4,331.3	2.62%
Total	4,325.9	4,331.4	2.62%
Mortgage-backed securities — Commercial agency
After 1 but within 5 years	16.9	17.2	3.11%
After 5 but within 10 years	468.5	483.3	2.91%
Due after 10 years	19.7	19.8	2.35%
Total	505.1	520.3	2.89%
U.S. government agency obligations
After 1 but within 5 years	74.9	75.0	2.51%
After 5 but within 10 years	446.1	446.9	2.80%
Due after 10 years	166.9	166.9	2.81%
Total	687.9	688.8	2.77%
U.S. Treasury securities
Due in 1 year or less	208.6	208.6	1.91%
After 5 but within 10 years	1.9	2.1	2.60%
Total	210.5	210.7	1.91%
Supranational securities
After 1 but within 5 years	35.0	35.0	2.02%
Total	35.0	35.0	2.02%
State & municipal bonds
Due after 10 years	1.3	1.3	2.27%
Total	1.3	1.3	2.27%
Corporate bonds — foreign
Due in 1 year or less	38.9	39.5	6.04%
After 1 but within 5 years	27.0	27.6	6.18%
Total	65.9	67.1	6.10%
Total debt securities AFS	$5,831.6	$5,854.6	2.68%

At September 30, 2019 and December 31, 2018, certain securities AFS were in unrealized loss positions. The following table summarizes by investment category the gross unrealized losses, respective fair value and length of time that those securities have been in a continuous unrealized loss position.

Gross Unrealized Loss (dollars in millions)

	September 30, 2019
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$1,090.7	$(5.5)	$1,081.9	$(12.4)
Commercial agency	197.1	(0.3)	19.8	(0.1)
U.S. government agency obligations	89.3	(0.2)	—	—
Total debt securities AFS	$1,377.1	$(6.0)	$1,101.7	$(12.5)

	December 31, 2018
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government agency securities	$582.1	$(7.4)	$3,842.7	$(115.3)
Commercial agency	102.6	(0.4)	—	—
U.S. government agency obligations	—	—	24.6	(0.4)
U.S. Treasury securities	247.5	(2.4)	—	—
State & municipal bonds	—	—	8.1	(0.7)
Supranational securities	—	—	49.4	(0.6)
Total debt securities AFS	$932.2	$(10.2)	$3,924.8	$(117.0)

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Purchased Credit-Impaired AFS Securities

As of September 30, 2019 and December 31, 2018 there were no PCI securities. For the quarter and nine months ended September 30, 2018, the accretable yield on PCI securities had a beginning balance of $30.0 million and $101.7 million, respectively, and ending balance of $13.5 million. Adjustments to accretable yield primarily included accretion into interest income of $1.1 million and $7.7 million and disposals of $15.4 million and $79.6 million for the quarter and nine months ended September 30, 2018, respectively.

Securities Carried at Fair Value with Changes Recorded in Net Income

As of September 30, 2019, equity securities were carried at a fair value of $47.0 million with an amortized cost of $47.9 million and unrealized losses were $0.9 million. As of December 31, 2018, the fair value and amortized cost of equity securities was $44.6 million and $46.9 million, respectively, and unrealized losses were $2.3 million.

Other Than Temporary Impairment

The Company conducted and documented its periodic review of all securities with unrealized losses, which it performs to evaluate whether the impairment is other than temporary. The Company reviews the AFS securities with unrealized losses and determines whether the unrealized losses were credit-related and, accordingly, recognizes OTTI losses.

There were no OTTI losses recognized for the quarter and nine months ended September 30, 2019, and there were no OTTI losses recognized and $0.1 million losses for the quarter and nine months ended September 30, 2018, respectively.

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

Consolidated VIEs

At September 30, 2019 and December 31, 2018, there were no consolidated VIEs.

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

Although the economic benefit and risk was transferred to the buyer in connection with the sale of Financial Freedom in 2018, CIT was the master servicer for the HECM loans and the GNMA HMBS securitizations. At December 31, 2018, these were VIEs for which CIT was not the PB and which were reported in discontinued operations. At September 30, 2019, there were no VIEs as CIT transferred the servicer obligation to a third party upon receiving the GNMA consent. See Note 2 — Discontinued Operations

The table below presents potential losses that would be incurred under hypothetical circumstances, such that the value of its interests and any associated collateral declines to zero and assuming no recovery or offset from any economic hedges. The Company believes the possibility is remote under this hypothetical scenario; accordingly, this required disclosure is not an indication of expected loss.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Unconsolidated VIEs Carrying Value (dollars in millions)

	September 30, 2019		December 31, 2018
	Securities	Partnership Investment	Securities	Partnership Investment
Agency securities	$4,851.7	$—	$5,519.9	$—
Tax credit equity investments	—	272.3	—	233.4
Equity investments	—	79.1	—	73.5
Total Assets	$4,851.7	$351.4	$5,519.9	$306.9
Commitments to tax credit investments	$—	$127.1	$—	$97.8
Total Liabilities	$—	$127.1	$—	$97.8
Maximum loss exposure(1)	$4,851.7	$351.4	$5,519.9	$306.9
(1)	Maximum loss exposure to the unconsolidated VIEs excludes the liability for representations and warranties and for corporate guarantees, and also excludes servicing advances.

NOTE 8 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	September 30, 2019			December 31, 2018
	CIT Group Inc.	Subsidiaries	Total	Total
Unsecured borrowings:
Senior	$3,420.9	$545.7	$3,966.6	$3,413.0
Subordinated debt	395.7	-	395.7	395.4
Secured borrowings:
FHLB advances	-	1,350.0	1,350.0	3,600.0
Other secured and structured financings	-	710.9	710.9	710.4
Total borrowings	$3,816.6	$2,606.6	$6,423.2	$8,118.8

Unsecured Borrowings

Revolving Credit Facility

The Revolving Credit Facility had a total commitment amount of $400 million at September 30, 2019, which was reduced from a total commitment amount of $500 million at December 31, 2018. The applicable margin charged under the facility is 2.00% for LIBOR Rate loans and 1.00% for Base Rate loans. An amendment in the first quarter of 2019 extended the final maturity date of the lenders’ commitments from February 29, 2020 to March 1, 2021. The Revolving Credit Facility includes a covenant that requires that the Company maintain a minimum Tier 1 capital ratio of 9.0%. At September 30, 2019, the Revolving Credit Facility was unsecured and was guaranteed by three of the Company’s domestic operating subsidiaries. In addition, the applicable required minimum guarantor asset coverage ratio ranged from 1.0:1.0 to 1.5:1.0, and was 1.25:1.00 at September 30, 2019.

The Revolving Credit Facility may be drawn and prepaid at the option of CIT. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty. The $400 million total commitment amount consisted of a $300 million revolving loan tranche and a $100 million revolving loan tranche that can also be utilized for issuance of letters of credit. At September 30, 2019, approximately $38 million was utilized for CIT’s issuances of letters of credit.

Senior Unsecured Notes and Subordinated Unsecured Notes

In September 2019, CIT Bank issued $550 million aggregate principal amount of 2.969% Senior Unsecured Fixed-to-Floating Rate Notes due 2025 (the “Notes”). Interest on the Notes is payable semi-annually. From September 27, 2024, through September 26, 2025, the Notes will bear interest at a rate per annum equal to a benchmark, the Secured Overnight Financing Rate (“SOFR”), plus a margin of 1.715%. The Notes mature on September 27, 2025. Other than the Notes, the principal amounts and maturity dates of the senior unsecured notes and subordinated unsecured notes remained unchanged from December 31, 2018. See Note 9 – Borrowings in the 2018 Form 10-K.

Secured Borrowings

At September 30, 2019, the Company had pledged $9.5 billion of assets (including collateral for the FRB discount window that is currently not drawn). Effective April 5, 2019, the FHLB released its blanket lien covering approximately $18.9 billion (book value) of CIT Bank assets. At September 30, 2019, the collateral specifically identified and used to calculate available borrowings was $9.5 billion, which included $9.3 billion of loans, $0.1 billion of cash and $0.1 billion of investment securities. Under the FHLB Facility, CIT Bank, N.A. may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that CIT Bank, N.A. is in compliance with the collateral maintenance requirement immediately following such disposition and all other requirements of the facility at the time of such disposition.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

FHLB Advances

As of September 30, 2019, the Company had $6,227.3 million of financing availability with the FHLB, of which $4,877.3 million was unused and available. FHLB Advances at September 30, 2019 and December 31, 2018 had weighted average rates of 2.23% and 2.79%, respectively. FHLB Advances and the respective pledged assets at September 30, 2019, were $1,350.0 million and $6,903.8 million, respectively. FHLB Advances, letters of credit and the respective pledged assets at December 31, 2018, were $3,600.0 million, $2.3 million and $6,712.4 million, respectively. Pledged assets mean the assets required under the collateral maintenance requirement in connection with FHLB advances at each of the dates.

Other Secured and Structured Financings

Other secured (other than FHLB) and structured financings of CIT-owned subsidiaries totaled $710.9 million and $710.4 million at September 30, 2019 and December 31, 2018, respectively. Pledged assets related to these borrowings totaled $2,564.1 million and $2,851.5 million at September 30, 2019 and December 31, 2018, respectively. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. The secured and structured financings as of September 30, 2019 had a weighted average rate of 3.27%, with rates ranging from 3.27% to 3.58%, compared to a weighted average rate of 3.75% at December 31, 2018.

Not included are secured borrowings of discontinued operations of $195.0 million at December 31, 2018. There were no secured borrowings of discontinued operations at September 30, 2019. See Note 2 — Discontinued Operations.

FRB

There were no outstanding borrowings with the FRB Discount Window at September 30, 2019 and December 31, 2018.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS

See Note 1 — Business and Summary of Significant Accounting Policies in the Company’s 2018 Form 10-K, for the description of its derivative products and transaction policies.

The following table presents fair values and notional values of derivative financial instruments, which includes the gross amounts of recognized financial assets and liabilities; the amounts offset in the consolidated balance sheet; the net amounts presented in the consolidated balance sheet; the amounts subject to an enforceable master netting arrangement or similar agreement that were not included in the offset amount above; and the amount of cash collateral received or pledged:

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	September 30, 2019			December 31, 2018
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$684.1	$3.2	$(1.4)	$646.1	$26.9	$(0.3)
Interest rate swap - fair value hedge(2)	1,000.0	3.3	(0.6)	250.0	1.9	-
Total derivatives designated as hedging instruments	1,684.1	6.5	(2.0)	896.1	28.8	(0.3)
Derivatives not designated as hedging instruments
Interest rate contracts(2)	17,814.5	256.0	(212.5)	15,889.5	87.8	(59.7)
Foreign exchange contracts	1,051.8	9.6	(4.5)	832.5	3.1	(19.7)
Other contracts(3)	644.2	0.2	(0.1)	436.6	0.2	-
Total derivatives not designated as hedging instruments	19,510.5	265.8	(217.1)	17,158.6	91.1	(79.4)
Gross derivatives fair values presented in the Consolidated Balance Sheets(4)	$21,194.6	$272.3	$(219.1)	$18,054.7	$119.9	$(79.7)
Less: Gross amounts offset in the Consolidated Balance Sheets		-	-		-	-
Net amount presented in the Consolidated Balance Sheet		272.3	(219.1)		119.9	(79.7)
Less: Amounts subject to master netting agreements(5)		(9.6)	9.6		(49.2)	49.2
Less: Cash collateral pledged (received) subject to master netting agreements(6)		(4.7)	205.6		(15.4)	0.3
Total net derivative fair value		$258.0	$(3.9)		$55.3	$(30.2)
(1)	Presented on a gross basis.
(2)	Fair value balances include accrued interest.
(3)	Other derivative contracts not designated as hedging instruments include risk participation agreements.
(4)

The Company accounts for swap contracts cleared by the Chicago Mercantile Exchange as “settled-to-market”. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. At September 30, 2019, gross amounts of recognized assets and liabilities were lowered by $2.2 million and $15.4 million, respectively. The Company’s swap contracts cleared by LCH Clearnet continue to be accounted for as “collateralized-to-market” and variation margin balances are characterized as collateral against derivative exposures.

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

(6)

In conjunction with the ISDA agreements described above, the Company has entered into collateral arrangements with its counterparties, which provide for the exchange of cash depending on change in the market valuation of the derivative contracts outstanding. Such collateral is available to be applied in settlement of the net balances upon an event of default of one of the counterparties. Collateral pledged or received is included in Other assets or Other liabilities, respectively.

CIT enters into interest rate swap agreements to manage interest rate exposure on its fixed-rate borrowings. The agreements that qualify for hedge accounting are designated as fair value hedges. The following table represents the impact of fair value hedges recognized as interest expense on the condensed consolidated statements of income. The basis adjustment for the fixed-rate borrowings for which fair value hedge accounting has been terminated, is amortized to earnings over the contractual life of the borrowings.

Qualifying Hedges (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Recognized on derivatives	$(0.8)	$(0.8)	$3.8	$(1.8)
Recognized on hedged item	0.8	0.8	(3.8)	1.8
Net recognized on fair value hedges (no ineffectiveness)	$-	$-	$-	$-

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the impact of non-qualifying hedges recognized as other non-interest income on the condensed consolidated statements of income:

Non Qualifying Hedges (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest rate contracts	$3.4	$4.9	$8.0	$14.4
Foreign currency forward contracts	(6.0)	22.2	18.6	25.1
Other contracts	(0.4)	1.0	(0.1)	0.1
Total non-qualifying hedges - income statement impact	$(3.0)	$28.1	$26.5	$39.6

The following table presents the pre-tax net gains (losses) recorded in the consolidated statements of income and in the consolidated statements of comprehensive income relating to derivatives designated as net investment hedges:

Pre-tax Net Gains (Losses) Relating to Derivatives Designated as Net Investment Hedges (dollars in millions)

	Derivatives -
	effective portion reclassified from	Total income	Derivatives - effective portion
	AOCI to income	statement impact	recorded in OCI
Contract Type
Quarter Ended September 30, 2019
Foreign currency forward contracts - net investment hedges	$-	$-	$9.0
Quarter Ended September 30, 2018
Foreign currency forward contracts - net investment hedges	$-	$-	$(5.6)
Nine Months Ended September 30, 2019
Foreign currency forward contracts - net investment hedges	$-	$-	$(14.8)
Nine Months Ended September 30, 2018
Foreign currency forward contracts - net investment hedges	$-	$-	$33.9

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the Company’s assets and liabilities measured at estimated fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
September 30, 2019
Assets
U.S. government agency securities	$4,331.4	$—	$4,331.4	$—
U.S. treasury securities	210.7	204.6	6.1	—
Other securities	1,312.5	—	1,245.4	67.1
Total debt securities AFS	5,854.6	204.6	5,582.9	67.1
Securities carried at fair value with changes recorded in net income	47.0	0.1	46.9	—

Interest rate contracts — non-qualifying hedges	256.0	—	255.7	0.3
Other derivative — non-qualifying hedges	9.8	—	9.6	0.2
Total derivative assets at fair value — non-qualifying hedges(1)	265.8	—	265.3	0.5
Foreign currency forward contracts — net investment qualifying hedges	3.2	—	3.2	—
Interest rate contracts —fair value qualifying hedges	3.3	—	3.3	—
Total Derivative assets at fair value — qualifying hedges(1)	6.5	—	6.5	—
Total	$6,173.9	$204.7	$5,901.6	$67.6
Liabilities
Interest rate contracts — non-qualifying hedges	$(212.5)	$—	$(212.5)	$—
Other derivative— non-qualifying hedges	(4.6)	—	(4.5)	(0.1)
Total derivative liabilities at fair value — non-qualifying hedges(1)	(217.1)	—	(217.0)	(0.1)
Interest rate contracts —fair value qualifying hedge	(0.6)	—	(0.6)	—
Foreign currency forward contracts — net investment qualifying hedges	(1.4)	—	(1.4)	—
Total derivative liabilities at fair value — qualifying hedges	(2.0)	—	(2.0)	—
FDIC True-up liability	(68.3)	—	—	(68.3)
Total	$(287.4)	$—	$(219.0)	$(68.4)
December 31, 2018
Assets
U.S. government agency securities	$5,225.2	$—	$5,225.2	$—
U.S. treasury securities	251.5	53.9	197.6	—
Other securities	454.6	—	388.7	65.9
Total debt securities AFS	5,931.3	53.9	5,811.5	65.9
Securities carried at fair value with changes recorded in net income	44.6	0.1	44.5	—

Interest rate contracts — non-qualifying hedges	87.8	—	87.6	0.2
Other derivative — non-qualifying hedges	3.3	—	3.1	0.2
Total derivative assets at fair value — non-qualifying hedges(1)	91.1	—	90.7	0.4
Foreign currency forward contracts — net investment qualifying hedges	26.9	—	26.9	—
Interest rate contracts —fair value qualifying hedges	1.9	—	1.9	—
Total Derivative assets at fair value — qualifying hedges(1)	28.8	—	28.8	—
Total	$6,095.8	$54.0	$5,975.5	$66.3
Liabilities
Interest rate contracts — non-qualifying hedges	$(59.7)	$—	$(59.7)	$—
Other derivative— non-qualifying hedges	(19.7)	—	(19.7)	—
Total derivative liabilities at fair value — non-qualifying hedges(1)	(79.4)	—	(79.4)	—
Interest rate contracts —fair value qualifying hedge	—	—	—	—
Foreign currency forward contracts — net investment qualifying hedges	(0.3)	—	(0.3)	—
Total derivative liabilities at fair value — qualifying hedges	(0.3)	—	(0.3)	—
FDIC True-up liability	(66.9)	—	—	(66.9)
Total	$(146.6)	$—	$(79.7)	$(66.9)
(1)	Derivative fair values include accrued interest.

See Fair Value of Financial Instruments later in this note for fair value measurements of Debt and Equity Securities Classified as AFS, Securities carried at fair value with changes recorded in net income and Derivative Assets and Liabilities.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

FDIC True-up Liability — The FDIC True-up liability was recorded at estimated fair value as of the date of the OneWest Transaction related to the FDIC-assisted transaction of La Jolla and is measured at fair value at each reporting date until the contingency is resolved. Due to the significant unobservable inputs used, these measurements were classified as Level 3.

The following tables summarize information about significant unobservable inputs related to the Company’s categories of Level 3 financial assets and liabilities measured on a recurring basis as of September 30, 2019 and December 31, 2018.

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
September 30, 2019
Assets
Debt Securities — AFS	$67.1	Discounted cash flow	Discount Rate	6.0% - 6.2%	6.0%
Derivative assets — non qualifying	0.5	Internal valuation model	Borrower Rate	2.8%-5.3%	3.6%
Total Assets	$67.6
Liabilities
FDIC True-up liability	$(68.3)	Discounted cash flow	Discount Rate	2.5%	2.5%
Derivative liabilities — non-qualifying	(0.1)	Internal valuation model
Total Liabilities	$(68.4)
December 31, 2018
Assets
Debt Securities — AFS	$65.9	Discounted cash flow	Discount Rate	6.0% - 6.2%	6.1%
Derivative assets — non qualifying	0.4	Internal valuation model	Borrower Rate	3.3% - 5.7%	4.4%
Total Assets	$66.3
Liabilities
FDIC True-up liability	$(66.9)	Discounted cash flow	Discount Rate	4.5%	4.5%
Total Liabilities	$(66.9)

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Securities Carried at Fair Value with Changes Recorded in Net Income	Derivative Assets- Non- Qualifying(1)	Derivative Liabilities- Non- Qualifying(2)	FDIC True-up Liability	Consideration Holdback Liability
Balance as of December 31, 2018	$65.9	$—	$0.4	$—	$(66.9)	$—
Included in earnings	0.1	—	0.1	(0.1)	(1.4)	—
Included in comprehensive income	1.1	—	—	—	—	—
Balance as of September 30, 2019	$67.1	$—	$0.5	$(0.1)	$(68.3)	$—
Balance as of December 31, 2017	$385.8	$0.4	$—	$(14.1)	$(65.1)	$(46.0)
Included in earnings	13.5	—	—	0.8	(1.3)	8.0
Included in comprehensive income	(18.0)	—	—	—	—	—
Sales, paydowns, and adjustments	(274.2)	(0.4)	—	—	—	38.0
Balance as of September 30, 2018	$107.1	$—	$—	$(13.3)	$(66.4)	$—
(1)	Valuation of Interest Rate Lock Commitments and Risk participation agreements (RPAs).
(2)	The balance as of September 30, 2018 includes valuation of the derivative related to the Dutch TRS Facility.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents assets measured at estimated fair value on a non-recurring basis for which a non-recurring change in fair value has been recorded in the current year:

Carrying Value of Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

	Carrying Value	Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
September 30, 2019
Assets held for sale	$20.1	$—	$8.7	$11.4	$(1.0)
Impaired loans	202.0	—	—	202.0	(47.0)
Total	$222.1	$—	$8.7	$213.4	$(48.0)
December 31, 2018
Assets held for sale	$30.4	$—	$1.4	$29.0	$14.2
Impaired loans	111.5	—	—	111.5	(42.6)
Total	$141.9	$—	$1.4	$140.5	$(28.4)

Assets Held for Sale and Impaired Loans — See Fair Value of Financial instruments later in this note for fair value measurements of AHFS and impaired loans. Carrying value of AHFS with impairment and impaired loans approximate fair value at September 30, 2019 and December 31, 2018.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Fair Values of Financial Instruments

The carrying values and estimated fair values of financial instruments presented below exclude leases and certain other assets and liabilities, which were not required for disclosure.

Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
September 30, 2019
Financial Assets
Cash and interest bearing deposits	$1,824.6	$1,824.6	$—	$—	$1,824.6
Derivative assets at fair value — non-qualifying hedges	265.8	—	265.3	0.5	265.8
Derivative assets at fair value — qualifying hedges	6.5	—	6.5	—	6.5
Assets held for sale (excluding leases)	161.7	—	18.8	151.8	170.6
Loans (excluding leases)	29,067.5	—	1,032.1	28,169.2	29,201.3
Securities purchased under agreement to resell	2,000.0	—	2,000.0	—	2,000.0
Investment securities(1)	6,109.7	204.7	5,629.8	275.2	6,109.7
Other assets subject to fair value disclosure (2)	617.6	—	—	617.6	617.6
Financial Liabilities
Deposits(3)	(35,931.5)	—	—	(36,047.5)	(36,047.5)
Derivative liabilities at fair value — non-qualifying hedges	(217.1)	—	(217.0)	(0.1)	(217.1)
Derivative liabilities at fair value — qualifying hedges	(2.0)	—	(2.0)	—	(2.0)
Borrowings(3)	(6,447.6)	—	(6,047.1)	(715.1)	(6,762.2)
Credit balances of factoring clients	(1,238.4)	—	—	(1,238.4)	(1,238.4)
Other liabilities subject to fair value disclosure(4)	(789.4)	—	—	(789.4)	(789.4)
December 31, 2018
Financial Assets
Cash and interest bearing deposits	$1,795.6	$1,795.6	$—	$—	$1,795.6
Derivative assets at fair value — non-qualifying hedges	91.1	—	90.7	0.4	91.1
Derivative assets at fair value — qualifying hedges	28.8	—	28.8	—	28.8
Assets held for sale (excluding leases)	68.2	—	5.0	63.3	68.3
Loans (excluding leases)	28,306.0	—	983.4	26,893.4	27,876.8
Securities purchased under agreement to resell	400.0	—	400.0	—	400.0
Investment securities(1)	6,233.8	54.0	5,856.0	323.8	6,233.8
Other assets subject to fair value disclosure (2)	419.7	—	—	423.9	423.9
Financial Liabilities
Deposits(3)	(31,255.8)	—	—	(31,245.0)	(31,245.0)
Derivative liabilities at fair value — non-qualifying hedges	(79.4)	—	(79.4)	—	(79.4)
Derivative liabilities at fair value — qualifying hedges	(0.3)	—	(0.3)	—	(0.3)
Borrowings(3)	(8,194.2)	—	(7,463.0)	(721.5)	(8,184.5)
Credit balances of factoring clients	(1,674.4)	—	—	(1,674.4)	(1,674.4)
Other liabilities subject to fair value disclosure(4)	(657.0)	—	—	(657.0)	(657.0)
(1)

Level 3 fair value at September 30, 2019, includes debt securities AFS of $67.1 million and non-marketable investments of $208.1 million. Level 3 fair value at December 31, 2018 included debt securities AFS of $65.9 million and non-marketable investments of $257.9 million.

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

Loans — Within the Loans category, there are several types of loans as follows:

▪

Commercial and Consumer Loans — Commercial and consumer loans are generally valued individually. As there is no liquid secondary market for most loans, the fair value was estimated based on analyses that used Level 3 inputs at both September 30, 2019 and December 31, 2018.

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

Borrowings

The Level 2 fair value of borrowings were valued using market inputs and discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates and did not require significant judgment. These borrowings include:

▪	Unsecured debt — Unsecured debt, which included both senior debt and subordinated debt, totaled $4.4 billion par value at September 30, 2019 and $3.8 billion at December 31, 2018.
▪

Secured borrowings — Secured borrowings included both FHLB advances and structured financings. Of the total estimated fair value of secured borrowings, approximately$1.4 billion par value at September 30, 2019 and $3.6 billion at December 31, 2018 were Level 2. The estimated fair value of FHLB advances was based on the discounted cash flow model. The cash flows were calculated using the contractual features of the advance and then discounted using observable rates.

The Level 3 fair value of borrowings included:

▪

Secured borrowings — Market estimates were not available for approximately $0.7 billion par value of structured financings at September 30, 2019 and December 31, 2018, therefore values were estimated using Level 3 inputs.

Credit balances of factoring clients — The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances (typically 90 days or less), therefore, the carrying value approximated fair value, and the credit balances were classified as Level 3.

NOTE 11 — STOCKHOLDERS' EQUITY

A roll forward of common stock is presented in the following table.

Number of Shares of Common Stock

	Issued	Less Treasury	Outstanding
Common stock - December 31, 2018	161,073,078	(60,153,371)	100,919,707
Restricted stock issued	1,043,924	-	1,043,924
Repurchase of common stock	-	(6,901,574)	(6,901,574)
Shares held to cover taxes on vesting restricted shares and other	-	(389,302)	(389,302)
Employee stock purchase plan participation	47,480	-	47,480
Common stock - September 30, 2019	162,164,482	(67,444,247)	94,720,235

During the quarter ended September 30, 2019, CIT repurchased a total of $3.0 million in common shares via open market repurchases of 60,799 common shares.

During the nine months ended September 30, 2019, CIT repurchased a total of $340.9 million in common shares via open market repurchases of 6,901,574 common shares.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Accumulated Other Comprehensive Income (Loss) ("AOCI")

The following table details the components of AOCI, net of tax:

Components of Accumulated Other Comprehensive Loss (dollars in millions)

	September 30, 2019			December 31, 2018
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(3.0)	$(10.4)	$(13.4)	$(6.7)	$(14.2)	$(20.9)
Changes in benefit plans net (loss) gains and prior service (cost)/credit	(71.9)	3.9	(68.0)	(74.9)	4.7	(70.2)
Unrealized net gains (loss) on AFS securities	22.9	(6.0)	16.9	(117.1)	29.9	(87.2)
Total Other comprehensive (loss) income	$(52.0)	$(12.5)	$(64.5)	$(198.7)	$20.4	$(178.3)

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Unrealized net gains (losses) on AFS securities	Total AOCI
Balance as of December 31, 2018	$(20.9)	$(70.2)	$(87.2)	$(178.3)
AOCI activity before reclassifications	7.5	2.1	106.8	116.4
Amounts reclassified from AOCI	—	0.1	(2.7)	(2.6)
Net current period AOCI	7.5	2.2	104.1	113.8
Balance as of September 30, 2019	$(13.4)	$(68.0)	$16.9	$(64.5)

Balance as of December 31, 2017	$(8.0)	$(54.5)	$(24.0)	$(86.5)
Adoption of ASUs 2016-01 and 2018-02	3.3	0.3	(4.1)	(0.5)
AOCI activity before reclassifications	0.7	3.3	(105.3)	(101.3)
Amounts reclassified from AOCI	—	0.5	(11.6)	(11.1)
Net current period AOCI	0.7	3.8	(116.9)	(112.4)
Balance as of September 30, 2018	$(4.0)	$(50.4)	$(145.0)	$(199.4)

Other Comprehensive Income (Loss)

The amounts included in the Condensed Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after-tax components of other comprehensive income (loss).

Before- and After-Tax components of OCI (dollars in millions)

Quarters Ended September 30,	2019			2018
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement Line Item
Foreign currency translation adjustments losses
AOCI activity before reclassification	$(0.4)	$(2.3)	$(2.7)	$5.5	$1.8	$7.3
Net change	(0.4)	(2.3)	(2.7)	5.5	1.8	7.3
Changes in benefit plan net gain/(loss) and prior service (cost)/credit losses
AOCI activity before reclassification	—	(0.1)	(0.1)	(0.1)	0.1	—
Reclassifications Out of AOCI	0.1	—	0.1	0.1	(0.1)	—	Operating expenses
Net change	0.1	(0.1)	—	—	—	—
Unrealized net gains on securities AFS
AOCI activity before reclassification	5.3	(1.1)	4.2	(38.9)	10.6	(28.3)
Reclassifications Out of AOCI	(1.3)	0.4	(0.9)	(3.1)	0.8	(2.3)	Other non-interest income
Net change	4.0	(0.7)	3.3	(42.0)	11.4	(30.6)
Net current period AOCI	$3.7	$(3.1)	$0.6	$(36.5)	$13.2	$(23.3)

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Before- and After-Tax components of OCI continued (dollars in millions)
Nine Months Ended September 30,	2019			2018
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement Line Item
Foreign currency translation adjustments gains
AOCI activity before reclassification	$3.7	$3.8	$7.5	$7.2	$(6.5)	$0.7
Net change	3.7	3.8	7.5	7.2	(6.5)	0.7
Changes in benefit plan net loss and prior service (cost)/credit losses
AOCI activity before reclassification	2.9	(0.8)	2.1	4.4	(1.1)	3.3
Reclassifications Out of AOCI	0.1	—	0.1	0.6	(0.1)	0.5	Operating expenses
Net change	3.0	(0.8)	2.2	5.0	(1.2)	3.8
Unrealized net gains on securities AFS
AOCI activity before reclassification	143.7	(36.9)	106.8	(143.2)	37.9	(105.3)
Reclassifications Out of AOCI	(3.7)	1.0	(2.7)	(15.8)	4.2	(11.6)	Other non-interest income
Net change	140.0	(35.9)	104.1	(159.0)	42.1	(116.9)
Net current period AOCI	$146.7	$(32.9)	$113.8	$(146.8)	$34.4	$(112.4)

NOTE 12 — INCOME TAXES

The Company’s global effective income tax rate from continuing operations for the quarter and nine months ended September 30, 2019 was (22.3%) and 10.2%, respectively, down from 24.2% and 26.9% for the quarter and nine months ended September 30, 2018, respectively. The (22.3%) rate for the quarter ended September 30, 2019 was primarily driven by the determination that earnings from Canadian operations will be reinvested indefinitely in Canada, thus reversing a previously established deferred tax liability resulting in a benefit of $53.2 million.

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

NOTE 13 — COMMITMENTS

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

Commitments (dollars in millions)

	September 30, 2019			December 31, 2018
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets (1)	$3,047.2	$4,028.0	$7,075.2	$7,136.3
Letters of credit
Standby letters of credit	27.2	189.0	216.2	226.2
Other letters of credit	4.6	1.5	6.1	12.0
Deferred purchase agreements	2,115.2	—	2,115.2	1,959.5
Purchase and Funding Commitments
Rail and other purchase commitments	829.6	13.9	843.5	344.8
(1)	At December 31, 2018, the balance included reverse mortgage loan commitments associated with discontinued operations.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Financing Commitments

Commercial

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At September 30, 2019, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking segment.

Financing commitments also include credit line agreements to Business Capital clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, was $577 million and $318 million at September 30, 2019 and December 31, 2018, respectively.

As financing commitments may not be fully drawn, may expire unused, may be reduced or canceled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

The table above excludes uncommitted revolving credit facilities extended by Business Capital to its clients for working capital purposes. In connection with these facilities, Business Capital has the sole discretion throughout the duration of these facilities to determine the amount of credit that may be made available to its clients and whether to honor any specific advance requests made by its clients under these credit facilities.

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

Deferred Purchase Agreements

A Deferred Purchase Agreement (“DPA”) is provided in conjunction with factoring, whereby CIT provides a client with credit protection for trade receivables without purchasing the receivables. The table above includes $2,053 million and $1,895 million of DPA credit protection at September 30, 2019 and December 31, 2018, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $62 million and $64 million available under DPA credit line agreements, net of the amount of DPA credit protection provided at September 30, 2019 and December 31, 2018, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

Purchase and Funding Commitments

CIT’s purchase commitments primarily relate to Rail’s commitment to purchase railcars and Equipment Finance businesses’ commitments to fund customer leases.

Other Commitments

The Company has commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments were $127 million at September 30, 2019 and $98 million at December 31, 2018. These commitments are payable on demand and are recorded in other liabilities.

NOTE 14 — CONTINGENCIES

Litigation and other Contingencies

CIT is involved, and from time to time in the future may be involved, in a number of pending and threatened judicial, regulatory, and arbitration proceedings as well as proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies. These matters arise in connection with the conduct of CIT’s business. At any given time, CIT may also be in the process of responding to subpoenas, requests for documents, data and testimony relating to such matters and engaging in discussions to resolve the matters (all of the foregoing collectively being referred to as “Litigation”). While most Litigation relates to individual claims, CIT is also subject to putative class action claims and similar broader claims and indemnification obligations.

In view of the inherent difficulty of predicting the outcome of Litigation matters and indemnification obligations, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter will be, if any. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can be reasonably estimated. Based on currently available information, CIT

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

believes that the outcome of Litigation that is currently pending will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $65 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of September 30, 2019. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15 — BUSINESS SEGMENT INFORMATION

Segment Profit and Assets

There have been no changes to our business segments during 2019. Refer to Note 24 — Business Segment Information in our 2018 Form 10-K for detail on the segments.

The following table presents segment data related to continuing operations.

Segment Pre-tax Income (Loss) (dollars in millions)

	Commercial Banking	Consumer Banking	Non-Strategic Portfolios	Corporate and Other	Total CIT
Quarter Ended September 30, 2019
Interest income	$358.5	$90.5	$0.9	$53.5	$503.4
Interest expense (benefit)	189.0	(25.7)	0.4	80.2	243.9
Provision (benefit) for credit losses	27.1	(0.5)	-	-	26.6
Rental income on operating leases	211.7	-	-	-	211.7
Other non-interest income	80.3	6.3	2.7	11.7	101.0
Depreciation on operating lease equipment	76.0	-	-	-	76.0
Maintenance and other operating lease expenses	41.9	-	-	-	41.9
Operating expenses/loss on debt extinguishment and deposit redemption	172.0	83.8	0.6	54.5	310.9
Income (loss) from continuing operations before provision (benefit) for income taxes	$144.5	$39.2	$2.6	$(69.5)	$116.8
Select Period End Balances
Loans	$24,758.8	$6,586.7	$-	$-	$31,345.5
Credit balances of factoring clients	(1,238.4)	-	-	-	(1,238.4)
Assets held for sale	93.6	72.1	3.5	-	169.2
Operating lease equipment, net	7,099.9	-	-	-	7,099.9
Quarter Ended September 30, 2018
Interest income	$338.9	$79.0	$1.4	$54.3	$473.6
Interest expense (benefit)	190.3	(41.6)	0.8	64.4	213.9
Provision (benefit) for credit losses	39.0	(0.9)	-	-	38.1
Rental income on operating leases	264.3	-	-	-	264.3
Other non-interest income	76.4	(18.1)	11.6	16.3	86.2
Depreciation on operating lease equipment	78.0	-	-	-	78.0
Maintenance and other operating lease expenses	56.6	-	-	-	56.6
Operating expenses/loss on debt extinguishment and deposit redemption	172.3	88.9	2.2	3.4	266.8
Income from continuing operations before provision (benefit) for income taxes	$143.4	$14.5	$10.0	$2.8	$170.7
Select Period End Balances
Loans	$24,095.7	$6,400.1	$-	$-	$30,495.8
Credit balances of factoring clients	(1,672.4)	-	-	-	(1,672.4)
Assets held for sale	1,336.5	11.9	32.1	-	1,380.5
Operating lease equipment, net	6,888.7	-	-	-	6,888.7

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment Pre-tax Income (Loss) continued (dollars in millions)

	Commercial Banking	Consumer Banking	Non-Strategic Portfolios	Corporate and Other	Total CIT
Nine Months Ended September 30, 2019
Interest income	$1,080.1	$279.8	$3.0	$172.5	$1,535.4
Interest expense (benefit)	582.0	(99.9)	2.1	238.0	722.2
Provision (benefit) for credit losses	92.7	(4.5)	-	-	88.2
Rental income on operating leases	642.4	-	-	-	642.4
Other non-interest income	243.0	17.9	11.0	32.0	303.9
Depreciation on operating lease equipment	232.2	-	-	-	232.2
Maintenance and other operating lease expenses	140.0	-	-	-	140.0
Operating expenses/loss on debt extinguishment and deposit redemption	531.2	265.8	3.3	54.8	855.1
Income (loss) from continuing operations before provision (benefit) for income taxes	$387.4	$136.3	$8.6	$(88.3)	$444.0
Nine Months Ended September 30, 2018
Interest income	$984.2	$249.2	$5.7	$159.3	$1,398.4
Interest expense (benefit)	523.6	(103.2)	4.3	174.9	599.6
Provision for credit losses	139.4	0.4	-	-	139.8
Rental income on operating leases	779.2	-	-	-	779.2
Other non-interest income	227.5	30.9	13.5	54.4	326.3
Depreciation on operating lease equipment	231.6	-	-	-	231.6
Maintenance and other operating lease expenses	177.5	-	-	-	177.5
Operating expenses/loss on debt extinguishment and deposit redemption	526.8	278.6	6.6	23.0	835.0
Income from continuing operations before provision (benefit) for income taxes	$392.0	$104.3	$8.3	$15.8	$520.4

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

On August 13, 2019, CIT and Mutual of Omaha Insurance Company and Omaha Financial Holdings, Inc. (“OFHI”) announced a definitive agreement for CIT Bank to acquire OFHI’s savings bank subsidiary, Mutual of Omaha Bank (“MOB”).

The estimated merger consideration to be paid by CIT Bank is $1 billion in exchange for 100% of all outstanding shares of MOB common stock. To fund the transaction, on September 27, 2019, CIT Bank issued $550 million of senior unsecured bank notes and CIT will use the net cash proceeds, along with the proceeds from CIT’s planned issuance of approximately $100 million of Tier 2 qualifying subordinated debt and approximately $200 million of Tier 1 qualifying preferred stock. As part of the consideration to acquire MOB, CIT may issue to OFHI up to $150 million of the Company’s common stock (based on a per share price of $48.47) in an amount to be determined by CIT. The debt issuance and funding amounts are estimates and may change based on the funding needs of CIT and CIT Bank. MOB assets included in the pending acquisition as of June 30, 2019 were approximately $8.3 billion, which included loans of approximately $5.9 billion. Deposits as of June 30, 2019 were approximately $6.8 billion. The pending acquisition is also mentioned in Note 1 – Business and Summary of Significant Accounting Policies.

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

SUMMARY OF 2019 FINANCIAL RESULTS

The following table summarizes the Company’s results in accordance with GAAP as included in the Condensed Consolidated Statements of Income for the quarters and nine months ended September 30, 2019 and 2018, and also for the quarter ended June 30, 2019. We similarly provide results that exclude noteworthy items, which are reconciled to GAAP in the Non-GAAP Financial Measurements section at the end of the MD&A. There were no noteworthy items in the June 2019 quarter. As explained further in the Non-GAAP Financial Measurements section, we exclude noteworthy items to reflect how management views the underlying performance of the business.

Results of Operations (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
GAAP Results	2019	2019	2018	2019	2018
Income from continuing operations available to common shareholders	$142.8	$127.4	$129.4	$389.4	$371.0
Income (loss) from discontinued operations, net of taxes	-	0.8	2.1	0.5	(25.1)
Net Income available to common shareholders	$142.8	$128.2	$131.5	$389.9	$345.9
Diluted income per common share
Income from continuing operations available to common shareholders	$1.50	$1.32	$1.13	$3.99	$3.01
Income (loss) from discontinued operations, net of taxes	-	0.01	0.02	0.01	(0.21)
Diluted Income per common share available to common shareholders	$1.50	$1.33	$1.15	$4.00	$2.80
Average number of common shares - diluted (thousands)	95,018	96,483	114,007	97,517	123,338

Non-GAAP Results, excluding noteworthy items
Income from continuing operations available to common shareholders	$122.5	$127.4	$131.0	$369.1	$352.5
Income (loss) from discontinued operations, net of taxes	-	0.8	2.1	0.5	(11.3)
Net Income available to common shareholders	$122.5	$128.2	$133.1	$369.6	$341.2
Diluted income per common share
Income from continuing operations available to common shareholders	$1.29	$1.32	$1.15	$3.78	$2.86
Income (loss) from discontinued operations, net of taxes	-	0.01	0.02	0.01	(0.09)
Diluted Income per common share available to common shareholders	$1.29	$1.33	$1.17	$3.79	$2.77

Income from continuing operations available to common shareholders and net income available to common shareholders for the quarter increased from the year-ago and prior quarters. The current and year-ago quarters included noteworthy items that are discussed in various sections of the MD&A. The table below individually lists the current quarter noteworthy items.

Income from continuing operations available to common shareholders and net income available to common shareholders excluding noteworthy items1 decreased compared to the year-ago and prior quarters. Compared to the year-ago quarter, lower net finance revenue offset a decrease in credit provision, lower income taxes and higher other non-interest income. Compared to the prior quarter, lower net finance revenue and other non-interest income and higher income taxes offset lower credit provision. The prior quarter also included the semi-annual preferred dividend.

The decrease in net income available to common shareholders from the year-ago quarter also reflected a modest benefit from discontinued operations in the year-ago quarter.

On a per diluted common share basis, the results reflect the decline in the average number of diluted common shares outstanding due to share repurchases.

The following table reflects the impact of noteworthy items on our GAAP results for the quarter and nine months ended September 30, 2019. See similar reconciliations for the 2018 periods in the Non-GAAP Financial Measurements section.

Noteworthy Adjustments (dollars in millions, except diluted per share amounts)

	Income from Continuing Operations Available to Common Shareholders				Net Income Available to Common Shareholders
	Quarter Ended September 30, 2019		Nine Months Ended September 30, 2019		Quarter Ended September 30, 2019		Nine Months Ended September 30, 2019
GAAP Results	$142.8	$1.50	$389.4	$3.99	$142.8	$1.50	$389.9	$4.00
Building impairment charge	21.6	0.23	21.6	0.22	21.6	0.23	21.6	0.22
Restructuring charge	11.3	0.12	11.3	0.12	11.3	0.12	11.3	0.12
Change in indefinite reinvestment tax assertion	(53.2)	(0.56)	(53.2)	(0.55)	(53.2)	(0.56)	(53.2)	(0.55)
Non-GAAP results	$122.5	$1.29	$369.1	$3.78	$122.5	$1.29	$369.6	$3.79

[1]

Income from continuing operations available to common shareholders excluding noteworthy items and net income available to common shareholders excluding noteworthy items are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

DISCONTINUED OPERATIONS

At September 30, 2019, there were no assets or liabilities of discontinued operations, and no discontinued operations income statement activity for the quarter then ended. Further details of the discontinued operations are included in Note 2 — Discontinued Operations.

RESULTS FROM CONTINUING OPERATIONS

Unless specifically noted, the discussions and data presented throughout the following sections reflect CIT balances on a continuing operations basis.

NET FINANCE REVENUE

Net interest revenue reflects our interest income less interest expense and is included as a line item on the Condensed Consolidated Statements of Income. Net interest revenue was $259.5 million for the quarter ended September 30, 2019, essentially unchanged from $259.7 million in the year-ago quarter and down from $272.8 million in the prior quarter. Net interest revenue was $813.2 million and $798.8 million for the nine months ended September 30, 2019 and 2018, respectively.

Key metrics used by management to measure the profitability of our earning assets are Net Finance Revenue2 ("NFR") and Net Finance Margin2 ("NFM"). NFR is a non-GAAP measurement that includes net interest revenue (interest and fees on loans, interest on interest-bearing cash, and interest/dividends on investments less interest expense on deposits and borrowings) plus net operating lease revenue2 (rental income on operating lease equipment less depreciation on operating lease equipment and maintenance and other operating lease expenses).

Due to the nature of our portfolio, which includes a higher proportion of operating lease equipment than most BHCs, certain financial measures commonly used by other BHCs, such as net interest income (“NII”), are not as meaningful for CIT. NII is not used because it includes the impact of debt costs of our operating lease assets, but excludes the associated rental income.

NFM is NFR calculated as a percentage of average earning assets2. NFM is used by management, instead of net interest margin (“NIM”), for the same reasons noted for NFR.

The consolidated financial statements include the effects of purchase accounting accretion ("PAA"). Accretion and amortization of certain purchase accounting adjustments primarily impact interest income and interest expense and are summarized in a table in this section.

The following table presents the average balance sheet and related rates, along with NFR and NFM.

Average Balances and Rates(1) (dollars in millions)

	Quarters Ended
	September 30, 2019			June 30, 2019			September 30, 2018
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-bearing cash	$1,378.2	$7.8	2.26%	$1,371.5	$8.3	2.42%	$2,466.4	$11.7	1.90%
Investment securities and securities purchased under agreements to resell	7,733.3	48.8	2.52%	8,118.7	50.2	2.47%	6,415.7	44.5	2.77%
Loans (including held for sale)(2)(3)	30,071.2	446.8	5.94%	29,628.0	457.0	6.17%	28,408.7	427.6	6.02%
Total interest earning assets(2)(3)	39,182.7	503.4	5.14%	39,118.2	515.5	5.27%	37,290.8	483.8	5.19%
Operating lease equipment, net (including held for sale)(4)	7,062.1	93.8	5.31%	7,029.6	87.9	5.00%	8,031.8	129.7	6.46%
Indemnification assets	-	-	-	-	-	-	54.5	(10.2)	-74.86%
Average earning assets(2)(5)	46,244.8	597.2	5.17%	46,147.8	603.4	5.23%	45,377.1	603.3	5.32%
Non-interest earning assets
Cash and due from banks	125.6			148.7			172.7
Allowance for loan losses	(484.7)			(487.4)			(468.9)
All other non-interest bearing assets	3,316.0			3,055.6			2,717.2
Assets of discontinued operations	25.5			182.1			352.9
Total assets	$49,227.2			$49,046.8			$48,151.0

Interest-bearing deposits and borrowings
Deposits	$33,577.6	$173.8	2.07%	$33,697.7	$173.9	2.06%	$29,735.4	$123.1	1.65%
Borrowings	6,364.0	70.1	4.41%	6,068.0	68.8	4.54%	8,692.2	90.8	4.18%
Total interest-bearing liabilities	39,941.6	243.9	2.44%	39,765.7	242.7	2.44%	38,427.6	213.9	2.23%
Non-interest bearing deposits	1,533.2			1,622.4			1,503.2
Other non-interest bearing liabilities	1,692.1			1,481.4			1,473.6
Liabilities of discontinued operations	104.9			262.4			327.9
Stockholders' equity	5,955.4			5,914.9			6,418.7
Total liabilities and stockholders' equity	$49,227.2			$49,046.8			$48,151.0
Net revenue spread			2.73%			2.79%			3.09%
Impact of non-interest bearing sources			0.33%			0.34%			0.34%
NFR ($) / NFM (%)(2)(5)		$353.3	3.06%		$360.7	3.13%		$389.4	3.43%
Adjusted NFR / NFM (excluding noteworthy items)(5)		$353.3	3.06%		$360.7	3.13%		$380.8	3.36%

(1)….(5) See footnotes below table on next page.

[2]

Net finance revenue, net finance margin, net operating lease revenue and average earnings assets, and respective amounts excluding noteworthy items are non-GAAP measures. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information. Although net finance revenue, net finance margin, net operating lease revenue and average earnings assets are non-GAAP measures, each is derived from information in our income statement or balance sheet, presented in a different order and with different subtotals than those presented in our financial statements.

Average Balances and Rates(1) (dollars in millions) (continued)

	Nine Months Ended
	September 30, 2019			September 30, 2018
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-bearing cash	$1,786.3	$30.6	2.28%	$2,645.9	$34.7	1.75%
Investment securities and securities purchased under agreements to resell	7,678.9	149.7	2.60%	6,302.8	129.9	2.75%
Loans (including held for sale)(2)(3)	29,694.8	1,352.6	6.07%	28,535.8	1,270.7	5.94%
Interest earning assets	39,160.0	1,532.9	5.22%	37,484.5	1,435.3	5.11%
Operating lease equipment, net (including held for sale)(4)	7,025.1	270.2	5.13%	7,979.8	370.1	6.18%
Indemnification assets	2.5	2.5	NM	95.6	(36.9)	-51.46%
Average earning assets(2)(5)	46,187.6	1,805.6	5.21%	$45,559.9	$1,768.5	5.18%
Non-interest earning assets
Cash and due from banks	134.7			213.2
Allowance for loan losses	(488.4)			(449.6)
All other non-interest bearing assets	3,072.4			2,736.8
Assets of discontinued operations	145.2			415.2
Total assets	$49,051.5			$48,475.5

Interest-bearing deposits and borrowings
Deposits	$32,987.5	$501.5	2.03%	$29,259.6	$330.8	1.51%
Borrowings	6,739.7	220.7	4.37%	9,089.1	268.8	3.94%
Total interest-bearing liabilities	39,727.2	722.2	2.42%	38,348.7	599.6	2.08%
Non-interest bearing deposits	1,588.7			1,464.5
Other non-interest bearing liabilities	1,577.8			1,427.8
Liabilities of discontinued operation(5)	217.1			412.8
Stockholders' equity	5,940.7			6,821.7
Total liabilities and stockholders' equity	$49,051.5			$48,475.5
Net revenue spread			2.79%			3.10%
Impact of non-interest bearing sources			0.34%			0.32%
NFR ($) / NFM (%)(2)(5)		$1,083.4	3.13%		$1,168.9	3.42%
Adjusted NFR / NFM (excluding noteworthy items)(5)		$1,083.4	3.13%		$1,142.4	3.34%
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
(4)

Net Operating lease revenue includes rental revenues, net of depreciation and net of maintenance and other operating lease expenses, as these are directly associated with the equipment. Net operating lease revenue is a non-GAAP measure. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

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

Average Balances and Rates(1) (dollars in millions)

	September 2019 Over June 2019 Comparison			September 2019 Over September 2018 Comparison
	Increase (Decrease) Due To Change In:			Increase (Decrease) Due To Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-bearing cash	$-	$(0.5)	$(0.5)	$(5.9)	$2.0	$(3.9)
Investment securities and securities purchased under agreement to resell	(2.4)	1.0	(1.4)	8.6	(4.3)	4.3
Loans and loans held for sale(2)(3)	6.8	(17.0)	(10.2)	24.8	(5.6)	19.2
Operating lease equipment, net (including held for sale)(4)	0.4	5.5	5.9	(14.5)	(21.4)	(35.9)
Indemnification assets	-	-	-	5.1	5.1	10.2
AEA(2)	$4.8	$(11.0)	$(6.2)	$18.1	$(24.2)	$(6.1)
Interest-bearing deposits	$(0.6)	$0.5	$(0.1)	$17.2	$33.5	$50.7
Borrowings(4)	3.3	(2.0)	1.3	(25.4)	4.7	(20.7)
Total interest-bearing liabilities	$2.7	$(1.5)	$1.2	$(8.2)	$38.2	$30.0

(1)..(4) See footnotes to prior table.

NFR was $353 million for the quarter ended September 30, 2019, down from $389 million in the year-ago quarter and $361 million in the prior quarter. NFR was $1,083 million and $1,169 million for the nine months ended September 30, 2019 and 2018, respectively. NFR excluding noteworthy items was $381 million in the year-ago quarter and $1,142 million for the year-ago nine months, which are adjusted for $9 million and $26 million, respectively, of suspended depreciation expense related to NACCO, our former European rail leasing business that was in AHFS until it was sold in the fourth quarter of 2018. When operating lease equipment is in AHFS, depreciation is suspended, resulting in a benefit to NFR.

Compared to the year-ago quarter and nine months ended September 30, 2018, NFR excluding the noteworthy item decreased, reflecting higher interest costs on increased deposits and lower net operating lease revenue. The year-ago quarter and nine months included operating lease revenue from the NACCO portfolio (sold in the fourth quarter of 2018), and the year-ago nine months included income from the reverse mortgage portfolio (sold during the second quarter of 2018). These were partially offset by increased interest income on loans in 2019, driven by growth, lower borrowing costs on debt and there is no interest income offset in the 2019 periods from the indemnification asset due to the expiration of the loss share agreement (“LSA”) on March 31, 2019.

Compared to the prior quarter, NFR declined. Lower interest on loans, driven by declining interest rates, lower interest recoveries on commercial loans and lower purchase accounting accretion offset lower maintenance expenses on rail operating lease equipment from productivity improvements and a $3 million warranty recovery in Rail.

Revenues generated on our interest-bearing cash and investments are indicative of the interest rate environment and composition of average balances. Revenues may fluctuate depending on the composition of the investments, interest rates and credit spreads. Revenues in the prior quarter were impacted by accelerated premium amortization on the MBS portfolio.

NFM was 3.06% for the quarter ended September 30, 2019, down from 3.43% in the year-ago quarter (3.36% excluding the noteworthy item in that quarter) and 3.13% in the prior quarter. The decline in NFM compared to the prior quarter was driven by the noted trends in NFR described above.

NFM declined from the year-ago quarter and nine months, driven by higher deposit rates and lower net yields on rail operating lease equipment, partially offset by increased yields on loans and no current quarter offset in interest income from the indemnification asset due to the expiration of the LSA. The higher deposit rates reflected the impact from the higher market rates and the migration of existing customers from lower rate products. Operating lease yields were down, driven by lease railcar rates that re-priced down and lower railcar utilization in Rail. Deposits and borrowing rates are discussed further below.

AEA was up $868 million compared to the year-ago quarter and slightly higher from the prior quarter. Compared to the year-ago quarter, growth in loans was partially offset by lower operating lease equipment, due to the reduction in Rail from the sale of NACCO, and the sale of approximately $205 million of loans in the LCM portfolio. Core average loans and leases3 increased 8%, which was driven by continued strong origination activity. The increases in average loans and leases were primarily driven by growth in the Commercial Finance and Business Capital divisions of Commercial Banking and the Other Consumer Banking division of Consumer Banking. Compared to the prior quarter, average loans and leases were up 1% and core average loans and leases were up 2%.

The composition of our average funding mix in the current quarter compared to September 30, 2018 reflected a higher mix of deposits due to the growth noted above and a lower percentage of secured borrowings.

Average Funding Mix

	Quarters Ended
	September 30,	June 30,	September 30,
	2019	2019	2018
Deposits	85%	85%	78%
Unsecured borrowings	9%	9%	11%

Secured Borrowings:
FHLB advances	5%	4%	8%
Structured financings	1%	2%	3%

These proportions will fluctuate in the future depending upon our funding activities.

[3]

Core average loans and leases is a non-GAAP measure that excludes loans and leases from certain portfolios, including LCM, NACCO, and NSP. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information

The following table details further the rates of interest bearing liabilities.

Interest-Bearing Deposits and Borrowings — Average Balances and Rates for the Quarters Ended (dollars in millions)

	September 30, 2019			June 30, 2019			September 30, 2018
	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)
Total interest-bearing deposits
Time deposits	$12,463.2	$73.1	2.35%	$13,164.4	$75.2	2.28%	$14,126.1	$70.0	1.98%
Interest-bearing checking	1,246.0	2.0	0.64%	1,325.8	2.0	0.60%	1,918.3	2.8	0.58%
Savings and money market	19,868.4	98.7	1.99%	19,207.5	96.7	2.01%	13,691.0	50.3	1.47%
Total interest-bearing deposits	33,577.6	173.8	2.07%	33,697.7	173.9	2.06%	29,735.4	123.1	1.65%
Borrowings
FHLB advances	$1,907.6	$11.7	2.45%	$1,707.4	$11.5	2.69%	$2,967.4	$17.4	2.35%
Other secured and structured borrowings	615.1	6.4	4.16%	545.0	5.5	4.04%	1,302.4	14.0	4.30%
Senior unsecured	3,445.7	43.4	5.04%	3,420.1	43.5	5.09%	4,027.1	50.7	5.04%
Subordinated unsecured	395.6	6.3	6.37%	395.5	6.2	6.27%	395.3	6.2	6.27%
Other credit facilities(1)	-	2.3	-	-	2.1	-	-	2.5	-
Total borrowings	6,364.0	70.1	4.41%	6,068.0	68.8	4.54%	8,692.2	90.8	4.18%
Total interest-bearing liabilities	$39,941.6	$243.9	2.44%	$39,765.7	$242.7	2.44%	$38,427.6	$213.9	2.23%
(1)	Amounts include interest expense related to facility fees and amortization of deferred costs on unused portions of credit facilities.

We remain focused on optimizing our mix of deposits. Compared to the year-ago quarter, we have increased the percentage of average non-maturity deposits relative to average total deposits to 65% from 55% in the year-ago quarter, in conjunction with our strategy to optimize deposit costs through the rate cycle, while working within our risk management discipline. The average interest-bearing deposit balance in the table above reflects growth in our savings and money market deposits, while the increase in deposit rates reflects higher market rates and customer migration from lower rate deposit products. Average interest-bearing deposits grew 13% from the year-ago quarter, reflecting the impact from strong growth in our Direct Bank resulting from the Savings Builder product, which was designed to attract long-term deposits while increasing the proportion of non-maturity deposits to total deposits. As a result, this product was a key driver to deposit growth in 2019.

The modest decline in average deposits from the prior quarter primarily reflects continued growth in online savings deposits offset by a reduction in online CDs as we continue to execute on our strategy to shift our deposit base from time deposits to non-maturity deposits. The weighted average rate on average outstanding deposits increased 1bp, primarily from CDs resetting at higher rates in the retail channel and migration into higher-rate products in the commercial channel, mostly offset by a decline in savings rates in the online channel. See Funding and Liquidity section for tables that reflect period end deposits by type and by channel.

Interest expense on borrowings decreased compared to the year-ago quarter, driven by lower secured borrowing and FHLB advances. Borrowing costs reflected the impact of redemptions related to the liability actions associated with the NACCO sale and termination of the TRS and related Railcar Funding LLC securitization in the fourth quarter of 2018, and repayment of unsecured borrowings in 2018. During 2019, we have been repaying FHLB advances, using funds from deposit growth and other sources. Although the average FHLB balance was up from the prior quarter, in September we repaid $550 million, resulting in the period end balance of $1.4 billion compared to $1.9 billion at June 30, 2019. Borrowing costs were up slightly from the prior quarter. The weighted average maturity profile of the combined unsecured senior and subordinated notes is 4.4 years at September 30, 2019, compared to 5.0 years at December 31, 2018. The issuance by CIT Bank of $550 million of 2.969% senior unsecured fixed to float notes due 2025, which settled near the end of the quarter, had minimal impact on the average unsecured debt balance and rate during the quarter.

The following table reflects our total deposit base, interest bearing and non-interest-bearing deposits, and related rate:

Total Deposits — Average Balances and Rates for the Quarters Ended (dollars in millions)

	September 30, 2019			June 30, 2019			September 30, 2018
	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)
Interest-bearing deposits	$33,577.6	$173.8	2.07%	$33,697.7	$173.9	2.06%	$29,735.4	$123.1	1.65%
Non-interest bearing deposits	1,533.2	-	-	1,622.4	-	-	1,503.2	-	-
Total deposits	$35,110.8	$173.8	1.98%	$35,320.1	$173.9	1.97%	$31,238.6	$123.1	1.58%

Deposits and borrowings are also discussed in Funding and Liquidity.

The following table depicts selected earning asset yields and margin-related data for our segments and divisions within the segments.

Segment Average Yield and Other Data (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Commercial Banking
Average Earning Assets (AEA)
Commercial Finance	$11,223.4	$11,009.6	$10,230.6	$11,023.3	$10,153.4
Business Capital	7,476.4	7,244.7	6,915.7	7,294.7	6,733.4
Rail	6,557.3	6,532.8	7,774.6	6,553.4	7,728.9
Real Estate Finance	5,351.1	5,328.8	5,398.5	5,368.4	5,500.4
Total	$30,608.2	$30,115.9	$30,319.4	$30,239.8	$30,116.1

Net Finance Revenue
Commercial Finance	$88.7	$90.3	$84.2	$265.0	$253.7
Business Capital	87.3	87.1	76.2	255.4	228.2
Rail	48.2	42.8	77.7	131.5	219.2
Real Estate Finance	39.1	39.1	40.2	116.4	129.6
Total	$263.3	$259.3	$278.3	$768.3	$830.7

Gross Yield
Commercial Finance	5.62%	5.84%	5.78%	5.74%	5.58%
Business Capital	9.06%	9.34%	9.04%	9.22%	9.01%
Rail	10.47%	10.62%	11.51%	10.58%	11.32%
Real Estate Finance	5.36%	5.60%	5.60%	5.54%	5.51%
Total	7.45%	7.68%	7.96%	7.59%	7.81%

Net Finance Margin
Commercial Finance	3.16%	3.28%	3.29%	3.21%	3.33%
Business Capital	4.67%	4.81%	4.41%	4.67%	4.52%
Rail	2.94%	2.62%	4.00%	2.68%	3.78%
Real Estate Finance	2.93%	2.93%	2.98%	2.89%	3.14%
Total	3.44%	3.44%	3.67%	3.39%	3.68%

Consumer Banking
Average Earning Assets (AEA)
Other Consumer Banking	$4,332.1	$4,043.5	$3,397.7	$4,069.6	$3,077.4
Legacy Consumer Mortgages	2,330.1	2,627.7	3,035.5	2,566.8	3,652.0
Total	$6,662.2	$6,671.2	$6,433.2	$6,636.4	$6,729.4

Net Finance Revenue
Other Consumer Banking	$75.9	$86.0	$90.3	$253.2	$248.4
Legacy Consumer Mortgages	40.3	42.7	30.3	126.5	104.0
Total	$116.2	$128.7	$120.6	$379.7	$352.4

Gross Yield
Other Consumer Banking	3.63%	3.71%	3.66%	3.70%	3.62%
Legacy Consumer Mortgages	8.78%	8.57%	6.31%	8.67%	6.05%
Total	5.43%	5.62%	4.91%	5.62%	4.94%

Net Finance Margin
Other Consumer Banking	7.00%	8.52%	10.63%	8.30%	10.77%
Legacy Consumer Mortgages	6.91%	6.50%	4.01%	6.57%	3.80%
Total	6.97%	7.72%	7.50%	7.63%	6.98%

Gross yield (interest income plus rental income on operating leases as a percent of AEA) in Commercial Banking for the quarter ended September 30, 2019 was down from the year-ago and prior quarters. Gross yields in Commercial Finance were down from the year-ago and prior quarters, primarily driven by lower short-term interest rates, a decline in PAA and lower interest recoveries. Gross yields in Business Capital were essentially flat compared with the year-ago quarter and down from the prior quarter, reflecting changes in interest rates and asset mix. Gross yields in Rail were down from the year-ago and prior quarters, reflecting lease rates that continued to re-price lower, about 9% on average, across the portfolio. Gross yields were also down compared to the year-ago quarter, reflecting the sale of NACCO. Real Estate Finance gross yields were down from the year-ago and prior quarters, reflecting lower short-term interest rates. The decline from the year-ago quarter was also driven by lower PAA.

Consumer Banking gross yields for the quarter ended September 30, 2019 were up from the year-ago quarter and down from the prior quarter. Gross yields in the Other Consumer Banking division were flat with the year-ago quarter. However, yields on new business have contracted and contributed to the decline in gross yield compared to the prior quarter. Gross yields in LCM were up compared to the year-ago quarter, reflecting improved cash flow for PCI loans. NFM in Consumer Banking is higher than gross yields as this segment receives an interest benefit from the other segments for the value of excess deposits it generates.

As of September 30, 2019, the remaining accretable purchase accounting adjustment was $518 million, of which $47 million related to Commercial Banking and $471 million related to Consumer Banking. This compares to $626 million of remaining accretable purchase accounting adjustment as of December 31, 2018, of which $62 million related to Commercial Banking and $564 million related to Consumer Banking. The remaining accretable purchase accounting adjustment in Consumer Banking is expected to run off at a rate consistent with the run-off of the underlying mortgages, which has averaged 15-20% annually and we are expecting accretion of the remaining Commercial Banking purchase accounting adjustment to continue to trend lower. However, amounts may vary quarter to quarter from fluctuations in prepayments, which results in a loan's remaining purchase accounting adjustments being accelerated into interest income. (See footnote 1 to the following table).

The following table displays PAA by segment and division for both interest income and interest expense.

Purchase Accounting Accretion for the Quarters Ended (dollars in millions)

	September 30, 2019			June 30, 2019			September 30, 2018
	PAA Accretion Recognized in:			PAA Accretion Recognized in:			PAA Accretion Recognized in:
	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR
Commercial Banking
Commercial Finance	$1.1	$-	$1.1	$2.8	$-	$2.8	$3.0	$-	$3.0
Real Estate Finance	3.0	-	3.0	2.7	-	2.7	4.5	-	4.5
Total Commercial Banking	4.1	-	4.1	5.5	-	5.5	7.5	-	7.5
Consumer Banking
Other Consumer Banking	1.7	0.2	1.9	0.3	0.3	0.6	0.3	0.6	0.9
Legacy Consumer Mortgages	19.3	-	19.3	20.9	-	20.9	19.2	-	19.2
Total Consumer Banking	21.0	0.2	21.2	21.2	0.3	21.5	19.5	0.6	20.1
Total CIT	$25.1	$0.2	$25.3	$26.7	$0.3	$27.0	$27.0	$0.6	$27.6
(1)	Included in the above are accelerated recognition of approximately $5 million, $6 million, and $5 million for the quarters ended September 30, 2019 and 2018 and June 30, 2019, respectively.
(2)	Debt and deposits acquired in the OneWest Bank acquisition were recorded at a net premium, therefore the PAA of that adjustment decreases interest expense.

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Data (dollars in millions)

	Quarters Ended
	September 30, 2019		June 30, 2019		September 30, 2018
Rental income on operating leases	$211.7	11.99%	$213.0	12.13%	$264.3	13.16%
Depreciation on operating lease equipment	76.0	4.30%	76.8	4.37%	78.0	3.88%
Maintenance and other operating lease expenses	41.9	2.37%	48.3	2.75%	56.6	2.82%
Net operating lease revenue and %	$93.8	5.31%	$87.9	5.00%	$129.7	6.46%
Average operating lease equipment, including amounts held for sale	$7,062.1		$7,029.6		$8,031.8

	Nine Months Ended
	September 30, 2019		September 30, 2018
Rental income on operating leases	$642.4	12.19%	$779.2	13.02%
Depreciation on operating lease equipment	232.2	4.41%	231.6	3.87%
Maintenance and other operating lease expenses	140.0	2.66%	177.5	2.97%
Net operating lease revenue and %	$270.2	5.13%	$370.1	6.18%
Average operating lease equipment, including amounts held for sale	$7,025.1		$7,979.8

Net operating lease revenue, which is a component of NFR, is driven principally by the performance of the Rail portfolio within the Commercial Banking segment. Net operating lease revenue for the quarter ended September 30, 2019 was down from the year-ago quarter, reflecting the impact of the sale of NACCO, lease rates that continued to re-price lower on average across the portfolio and lower utilization. The increase from the prior quarter reflected lower maintenance expense, which offset lower lease rates. In the year-ago quarter, there was a noteworthy item related to the benefit to net operating lease revenue from suspended depreciation of $9 million, related to NACCO. Once a long-lived asset is classified as AHFS, depreciation expense is no longer recognized. If the suspended depreciation were included, the operating lease margins would have been 6.03% and 5.74% for the quarter and nine months ended September 30, 2018, respectively.

Railcar utilization, including commitments to lease, was 95% at September 30, 2019, down from a little under 97% at June 30, 2019 and 98% at September 30, 2018, reflecting excess capacity in the industry. We continue to expect downward pressure on yields, and anticipate re-pricing to be down 10%-15% on average through 2019 and into 2020, but expect re-pricing to vary from quarter to quarter based on the amount and type of cars renewing.

Depreciation is recognized on railcars and other operating lease equipment, and was relatively flat with the prior quarter and year-ago periods. Maintenance and other operating lease expenses tend to be variable and relate to the Rail portfolio. The decline from the prior quarter was driven by productivity improvements and a $3 million warranty recovery, and the decline from the year-ago quarter also reflects the sale of NACCO.

CREDIT METRICS

The following provides information on the provision for credit losses and allowance for loan and lease losses (“ALLL”), as well as certain credit metrics, including net charge-off and non-accrual loan levels, that management uses to track the credit quality of the portfolio.

The provision for credit losses was $27 million for the quarter ended September 30, 2019, down from $29 million and $38 million in the prior and year-ago quarters, respectively. Our assets are primarily commercial and a large part of our consumer loans are loans in our LCM division carried at a significant discount and newly originated loans in Other Consumer Banking. As a result, the provision for credit losses is primarily driven by the Commercial Banking segment. The $3 million decline in Commercial Banking reflects change in portfolio mix, as well as lower charge-offs compared to the prior quarter. For the nine months ended September 30, 2019, the decline in the provision for credit losses compared to 2018 was driven by the inclusion of a $22 million charge related to a charge-off of a single commercial exposure in the Commercial Finance division in the prior year first quarter.

Net charge-offs were $26 million (0.34% of average loans) in the current quarter, down from $31 million (0.40%) and flat with $26 million (0.35%) in the prior and year-ago quarters, respectively. The decrease from the prior quarter was driven by the Commercial Finance and Business Capital divisions of Commercial Banking. The slight decrease in net charge-offs for the nine months ended September 30, 2019, reflected the $22 million charge-off in the year-ago nine months noted above. See table and discussion further below.

Non-accrual loans totaled $298 million (0.95% of loans), compared to $271 million (0.86% of loans) at June 30, 2019 and $282 million (0.92%) at December 31, 2018. As shown below, the increase from December 31, 2018 was primarily in the Commercial Finance and Business Capital divisions of Commercial Banking, partially offset by a decline in LCM in Consumer Banking, reflecting sales of non-performing loans.

The following table presents detail on our allowance for loan losses, including charge-offs and recoveries and provides summarized components of the provision and allowance:

Allowance for Loan Losses (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Allowance - beginning of period	$487.4	$487.5	$467.3	$489.7	$431.1
Provision for credit losses(1)	26.6	28.6	38.1	88.2	139.8
Other(1)	(1.4)	2.0	(2.0)	(1.0)	(2.3)
Net additions	25.2	30.6	36.1	87.2	137.5
Gross charge-offs	(32.8)	(41.8)	(30.8)	(114.2)	(111.3)
Recoveries	6.4	11.1	4.8	23.5	20.1
Net charge-offs	(26.4)	(30.7)	(26.0)	(90.7)	(91.2)
Allowance - end of period	$486.2	$487.4	$477.4	$486.2	$477.4
Provision for credit losses(1)
Specific reserves on impaired loans	$7.8	$9.0	$6.9	$22.3	$17.7
Non-specific reserves	18.8	19.6	31.2	65.9	122.1
Total	$26.6	$28.6	$38.1	$88.2	$139.8
Allowance for loan losses
Specific reserves on impaired loans	$69.6	$61.8	$43.7
Non-specific reserves	416.6	425.6	433.7
Total	$486.2	$487.4	$477.4
Ratio
Allowance for loan losses as a percentage of total loans	1.55%	1.56%	1.57%
Allowance for loan losses as a percentage of total loans/Commercial	1.87%	1.89%	1.87%
(1)

The provision for credit losses also includes amounts related to reserves on unfunded loan commitments and deferred purchase agreements, which are recorded in other liabilities. The reserve balances included in other liabilities totaled $42 million, $41 million, and $47 million at September 30, 2019, June 30, 2019 and September 30, 2018, respectively.

Loan Net Carrying Value (dollars in millions)

	Loans	Allowance for Loan Losses	Net Carrying Value
September 30, 2019
Commercial Banking	$24,758.8	$(462.7)	$24,296.1
Consumer Banking	6,586.7	(23.5)	6,563.2
Total	$31,345.5	$(486.2)	$30,859.3
December 31, 2018
Commercial Banking	$24,263.4	$(460.2)	$23,803.2
Consumer Banking	6,532.0	(29.5)	6,502.5
Total	$30,795.4	$(489.7)	$30,305.7

The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Net Charge-offs (dollars in millions)

	Quarters Ended						Nine Months Ended
	September 30,		June 30,		September 30,		September 30,		September 30,
	2019		2019		2018		2019		2018
Gross charge-offs
Commercial Finance	$12.7	0.46%	$17.3	0.64%	$14.6	0.58%	$46.4	0.57%	$64.4	0.86%
Business Capital	19.3	0.94%	21.7	1.07%	14.6	0.73%	63.5	1.03%	44.0	0.76%
Real Estate Finance	0.4	0.03%	1.3	0.10%	0.2	0.01%	1.7	0.04%	0.2	-
Commercial Banking	32.4	0.53%	40.3	0.66%	29.4	0.50%	111.6	0.61%	108.6	0.62%
Other Consumer Banking	0.2	0.02%	-	-	-	-	0.2	0.01%	-	-
Legacy Consumer Mortgages	0.2	0.04%	1.5	0.23%	1.4	0.20%	2.4	0.13%	2.7	0.12%
Consumer Banking	0.4	0.02%	1.5	0.09%	1.4	0.09%	2.6	0.05%	2.7	0.06%
Total	$32.8	0.42%	$41.8	0.54%	$30.8	0.41%	$114.2	0.49%	$111.3	0.50%
Recoveries
Commercial Finance	$0.1	0.00%	$4.1	0.15%	$0.2	0.01%	$5.0	0.06%	$2.3	0.03%
Business Capital	5.7	0.28%	6.1	0.30%	4.5	0.23%	16.7	0.27%	17.1	0.29%
Commercial Banking	5.8	0.09%	10.2	0.17%	4.7	0.08%	21.7	0.12%	19.4	0.11%
Legacy Consumer Mortgages	0.6	0.11%	0.9	0.14%	0.1	0.02%	1.8	0.10%	0.7	0.03%
Consumer Banking	0.6	0.04%	0.9	0.05%	0.1	0.01%	1.8	0.04%	0.7	0.01%
Total	$6.4	0.08%	$11.1	0.14%	$4.8	0.06%	$23.5	0.10%	$20.1	0.09%
Net charge-offs
Commercial Finance	$12.6	0.46%	$13.2	0.49%	$14.4	0.57%	$41.4	0.51%	$62.1	0.83%
Business Capital	13.6	0.66%	15.6	0.77%	10.1	0.51%	46.8	0.76%	26.9	0.46%
Real Estate Finance	0.4	0.03%	1.3	0.10%	0.2	0.01%	1.7	0.04%	0.2	-
Commercial Banking	26.6	0.43%	30.1	0.49%	24.7	0.42%	89.9	0.49%	89.2	0.51%
Other Consumer Banking	0.2	0.02%	-	-	-	-	0.2	0.01%	-	-
Legacy Consumer Mortgages	(0.4)	(0.08%)	0.6	0.09%	1.3	0.18%	0.6	0.03%	2.0	0.09%
Consumer Banking	(0.2)	(0.02%)	0.6	0.03%	1.3	0.08%	0.8	0.02%	2.0	0.04%
Total	$26.4	0.34%	$30.7	0.40%	$26.0	0.35%	$90.7	0.39%	$91.2	0.41%

Net charge-offs in Commercial Finance are primarily driven by episodic items, such as the noted $22 million charge in the 2018 nine month period related to a single exposure. The increase in net charge-offs compared to the year-ago period in Business Capital was driven by higher charge-offs in certain industries in Small Business Solutions, our on-line credit lending platform.

The following tables present information on non-accruing loans, which includes loans in AHFS for each period, and when added to other real estate owned (“OREO”) and other repossessed assets, sums to non-performing assets. PCI loans are excluded from past due and non-accrual status classification as they are written down at acquisition to their fair value using an estimate of cash flows deemed to be collectible. Although PCI loans may be contractually past due, we expect to fully collect the carrying values of these loans.

Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)(1)

	September 30,	December 31,
	2019	2018
Non-accrual loans
U.S.	$284.1	$264.8
Foreign	13.4	17.5
Non-accrual loans	$297.5	$282.3
Troubled Debt Restructurings
U.S.	$145.0	$87.9
Restructured loans	$145.0	$87.9
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$50.3	$35.6
(1)	Factored receivables within our Business Capital division do not accrue interest and therefore are not considered within non-accrual loans, but are considered for credit provisioning purposes.

Non-accrual Loans (dollars in millions)

	September 30, 2019		December 31, 2018
Commercial Finance	$211.3	1.90%	$190.0	1.81%
Business Capital	60.3	0.72%	45.7	0.55%
Real Estate Finance	4.5	0.09%	2.2	0.04%
Commercial Banking	276.1	1.11%	237.9	0.98%
Other Consumer Banking	7.9	0.18%	6.1	0.16%
Legacy Consumer Mortgages	13.5	0.62%	32.2	1.15%
Consumer Banking	21.4	0.33%	38.3	0.59%
Non-Strategic Portfolios	-	-	6.1	NM
Total	$297.5	0.95%	$282.3	0.92%

NM — Not meaningful; Non-accrual loans include loans held for sale. All of NSP non-accrual loans reflected loans held for sale; since there were no portfolio loans, no % is displayed.

Non-accrual loans were up from December 31, 2018, driven by various loans across different industries in Commercial Finance and Business Capital. We did not experience any notable trends in any specific industry or geographic area. The decline in LCM reflects the sale of approximately $15 million of non-accrual non-PCI loans and continued run-off during the third quarter. NSP non-accrual loans declined, reflecting the run-off of the portfolio. Our portfolio is subject to volatility as larger accounts migrate in and out of non-accrual status or are otherwise resolved.

63% of our non-accrual accounts were paying currently at September 30, 2019 compared to 58% at December 31, 2018. Our impaired loan carrying value (including PAA discount, related allowance and charge-offs) to outstanding unpaid principal balances approximated 60% at September 30, 2019, compared to 64% at December 31, 2018. For this purpose, impaired loans comprise principally non-accrual loans of $500,000 or more and TDRs.

Total delinquency (30 days or more) was 1.1% of loans at September 30, 2019 and 1.3% at December 31, 2018. Delinquency status of loans and loans held for sale are presented in Note 3 — Loans.

The tables that follow reflect loan carrying values of accounts that have been modified, excluding PCI loans and those in trial modification of $3.3 million and $4.2 million as of September 30, 2019 and December 31, 2018, respectively.

TDRs and Modifications(1) (dollars in millions)

	September 30, 2019		December 31, 2018
		% Compliant		% Compliant
Troubled Debt Restructurings
Deferral of principal and/or interest	$74.1	94%	$44.2	67%
Covenant relief and other	70.9	97%	43.7	96%
Total TDRs	$145.0	96%	$87.9	82%
Percent non-accrual	64%		79%
Modifications
Extended maturity	$53.8	100%	$43.9	100%
Covenant relief	117.7	78%	106.6	85%
Interest rate increase	94.6	100%	146.7	100%
Other	399.0	92%	384.4	93%
Total Modifications	$665.1	91%	$681.6	94%
Percent non-accrual	13%		13%
(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

PCI loans, TDRs and other credit quality information is included in Note 3 — Loans.

NON-INTEREST INCOME

Non-interest Income (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Rental income on operating leases	$211.7	$213.0	$264.3	$642.4	$779.2
Other non-interest income	101.0	106.1	86.2	303.9	326.3
Total non-interest income	$312.7	$319.1	$350.5	$946.3	$1,105.5
Other non-interest income
Fee revenues	$29.2	$27.5	$28.2	$87.4	$81.9
Factoring commissions	25.2	23.8	27.2	73.0	76.3
Gains on leasing equipment, net of impairments	17.9	17.0	13.6	51.5	41.5
BOLI Income	7.8	7.2	6.5	21.4	19.6
Property tax income	5.1	5.8	-	17.0	-
Gains on investment securities, net of impairments	1.6	2.1	3.6	5.3	10.6
Other revenues	14.2	22.7	7.1	48.3	96.4
Total other non-interest income	101.0	106.1	86.2	303.9	326.3
Noteworthy items	-	-	10.6	-	(18.7)
Total other non-interest income, excluding noteworthy items(1)	$101.0	$106.1	$96.8	$303.9	$307.6
Factoring volume	$6,954.8	$6,351.9	$7,999.0	$21,120.8	$22,073.9
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

Rental Income on Operating Lease Equipment

Rental income on operating leases from equipment we lease is generated in the Rail and Business Capital divisions in the Commercial Banking segment. Rental income is discussed in “Net Finance Revenue” and “Results by Business Segment”.

Other Non-Interest Income

For the quarter ended September 30, 2019, other non-interest income was up compared to the year-ago quarter. The noteworthy items in the year-ago quarter related to a $21 million impairment charge on the LCM indemnification asset (Consumer Banking) and an $11 million release of a valuation reserve on AHFS (NSP) (both in the other revenues line item). Excluding noteworthy items, other non-interest income was up, as the gross-up of property tax income and higher gains on leasing equipment in Rail offset lower other revenues, which included lower income on derivatives, partially offset by higher net gains on sales of loans. Property tax income gross up resulted from the adoption of the new leasing standard as described in Note 1 — Business and Summary of Significant Accounting Policies and Note 5 — Leases, as property tax income on leased equipment is now included in non-interest income, with an offset of an amount approximately the same as property tax expense, which is included in other non-interest expenses.

Other non-interest income was down compared to the prior quarter, reflecting lower net gains on sales of loans (other revenues line item), in which the prior quarter was driven by a $5 million gain on sale of a loan in Commercial Finance.

For the nine months ended September 30, 2019, other non-interest income was down compared to the year-ago period. The prior year also contained a noteworthy item related primarily to gains and other revenues of $29 million from the sale of the reverse mortgage portfolio that was in Consumer Banking (other revenues line item). The year-ago period also included higher gains on derivatives and foreign exchange and income from the reverse mortgage portfolio that was sold in the second quarter of 2018, which offset the current year property tax income, higher fee revenues and higher gains on sales of rail equipment.

NON-INTEREST EXPENSES

Non-Interest Expense (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Depreciation on operating lease equipment	$76.0	$76.8	$78.0	$232.2	$231.6
Maintenance and other operating lease expenses	41.9	48.3	56.6	140.0	177.5
Operating expenses	310.8	267.8	263.3	854.7	812.1
Loss on debt extinguishments and deposit redemptions	0.1	0.2	3.5	0.4	22.9
Total non-interest expenses	$428.8	$393.1	$401.4	$1,227.3	$1,244.1
Operating expenses
Compensation and benefits	$137.5	$141.1	$137.3	$424.8	$428.3
Technology	34.3	34.5	32.3	101.3	97.4
Net occupancy expense	44.5	15.0	16.1	75.4	48.3
Professional fees	21.0	16.6	16.7	56.2	63.2
Insurance	12.5	13.6	15.9	40.5	54.3
Advertising and marketing	14.4	5.8	10.6	33.4	37.0
Property tax expense	5.9	5.9	-	18.1	-
Intangible asset amortization	5.8	5.8	6.0	17.4	18.0
Restructuring costs	15.1	-	-	15.1	-
Other expenses	19.8	29.5	28.4	72.5	65.6
Total operating expenses	310.8	267.8	263.3	854.7	812.1
Intangible asset amortization	5.8	5.8	6.0	17.4	18.0
Noteworthy items	44.0	-	-	44.0	-
Total operating expenses, excluding intangible amortization and noteworthy items(1)	$261.0	$262.0	$257.3	$793.3	$794.1
Headcount, actuals	3,585	3,596	3,757	3,585	3,757
Net efficiency ratio(2)	63.8%	56.1%	54.1%	59.3%	53.1%
Net efficiency ratio excluding intangible amortization and noteworthy items(2)	57.5%	56.1%	53.9%	57.2%	54.8%
(1)

Operating expenses excluding intangible asset amortization and noteworthy items is a non-GAAP measure, as reconciled in the table above, that management uses to compare period over period expenses, absent the impact of these expenses from prior strategic transactions. We use this balance in the computation of the net efficiency ratio. See “Non-GAAP Financial Measurements” for details of the calculations.

(2)

Net efficiency ratio is calculated using operating expenses excluding intangible asset amortization and restructuring charges divided by total net revenues. Net efficiency ratio excluding intangible asset amortization and noteworthy items includes additional noteworthy items in the calculation, in either operating expenses or total net revenues. Both are non-GAAP measurements used by management to measure operating expenses (excluding intangible asset amortization, restructuring charges and other noteworthy items) to the level of total net revenues. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information and description of the calculation.

Depreciation on Operating Lease Equipment

Depreciation expense is driven by rail equipment and smaller ticket equipment, such as office equipment, in Commercial Banking.

Maintenance and Other Operating Lease Expenses

Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the Rail portfolio and tend to be variable. Rail provides railcars primarily pursuant to full-service lease contracts under which Rail as lessor is responsible for railcar maintenance and repair. The decline from the prior quarter reflected benefits from productivity improvements and a $3 million warranty recovery. The decline from the year-ago quarter also was driven by the October 2018 sale of NACCO, the European rail business. These also drove the year to date decline.

Depreciation, along with Maintenance and Other Operating Lease Expenses, are components of NFR, see discussion in “Net Finance Revenue.”

Operating Expenses

Operating expenses were up compared to the year-ago and prior quarters, primarily due to two noteworthy items, a $29 million impairment charge on a corporate headquarters building and a $15 million restructuring charge.

•

On September 13, 2019, we entered into a new 15-year lease for office space in Morristown, NJ (the “Morristown Office”), and an agreement to sell our office building located in Livingston, NJ (the “Livingston Office”). We will lease the Livingston Office back from the purchaser for approximately 15 months, pending completion of construction at the Morristown Office. As a result of entering into the sale agreement, we recorded an impairment of the Livingston Office to its fair value less the cost to sell, which resulted in a pre-tax charge of approximately $29 million. The building was sold on September 23, 2019.

•	During the quarter, we recorded a restructuring charge for severance associated with our continued efforts to streamline and improve operating efficiencies.

Operating expenses excluding intangible asset amortization and noteworthy items was up slightly from the year-ago quarter, due to:

•

an increase in professional fees, reflecting costs associated with the MOB transaction, including costs incurred related to diligence work, legal and regulatory matters in the normal course of the approval process;

•	higher advertising and marketing; and
•

the gross-up of property tax expense associated with our leased equipment, reflecting the adoption of the lease accounting standard in 2019. See Note 1 — Business and Summary of Significant Accounting Policies and Note 5 — Leases.

•	These increases were partially offset by a decline in FDIC insurance and non-income tax and other expenses.

Operating expenses excluding intangible asset amortization and noteworthy items was down slightly from the prior quarter, due to:

•	lower compensation and benefits; and
•	lower other expenses, as the prior quarter included higher other non-income tax items, and higher community reinvestment act (“CRA”) and charitable contributions.
•

These were partially offset by higher professional fees (the current quarter included a little under $8 million compared to a little under $3 million last quarter related to the MOB acquisition) and advertising and marketing costs, which increased to a more normalized level as we had reduced spending in the prior quarter due to deposit gathering in the first quarter.

For the nine months ended September 30, 2019, operating expenses excluding intangible asset amortization and noteworthy items were down slightly.

We remain focused on reducing our operating expenses while also investing in our businesses. Although operating expenses were up for the acquisition related costs, we are on track to achieve our target operating cost reductions of at least $50 million for 2020, excluding expenses related to the lease accounting change and acquisition, when compared to the 2018 level.

Net efficiency ratios excluding intangible amortization and noteworthy items increased from the year-ago quarter, driven by the decline in total net revenues (see Non-GAAP Financial Measurements for components) and the increase in operating expense. The increase from the prior quarter reflected lower total net revenues, which offset slightly lower operating expenses, as discussed above.

Loss on Debt Extinguishments and Deposit Redemptions

The loss for the nine months ended September 30, 2018 was driven by $19 million in debt extinguishment costs associated with the redemption of $883 million of unsecured senior debt during the second quarter of 2018.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Provision for income taxes, excluding noteworthy and tax discrete items	$38.6	$42.6	$49.5	$121.4	$136.2
Tax on noteworthy items and other tax discrete items	(64.6)	(9.2)	(8.2)	(76.2)	3.8
Provision (benefit) for income taxes	$(26.0)	$33.4	$41.3	$45.2	$140.0
Effective tax rate	(22.3)%	19.6%	24.2%	10.2%	26.9%
Effective tax rate, excluding tax discrete items and noteworthy items(1)	24.0%	25.0%	28.2%	24.9%	27.4%
(1)	Effective tax rate, excluding discrete items and noteworthy items are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP financial information.

The Company’s global effective income tax rate from continuing operations for the quarter and nine months ended September 30, 2019 was (22.3%) and 10.2%, respectively, down from 24.2% and 26.9% for the quarter and nine months ended September 30, 2018, respectively. The (22.3%) rate for the quarter ended September 30, 2019 was primarily driven by management’s determination that earnings from Canadian operations will be reinvested indefinitely in Canada, thus reversing a previously established deferred tax liability resulting in a benefit of $53.2 million. In 2016 the Company took a charge for a similar amount when it determined that it could no longer assert its intent to reinvest indefinitely its unremitted earnings as a result of the sale of the Canadian Commercial and Equipment Finance businesses. With the restructuring completed, management has analyzed its remaining operations in Canada and concluded that earnings will be reinvested there indefinitely. The benefit is a non-cash item and is included in the provision for deferred income taxes line in the statement of cash flows.

The ETR, excluding noteworthy and discrete tax items, was 24.0% in the current quarter, compared to 25.0% in the prior quarter and 28.2% in the year-ago quarter and 24.9% for the nine months ended September 30, 2019, compared to 27.4% for the nine months ended September 30, 2019. The lower ETR, excluding noteworthy and tax discrete items, compared to the prior and year-ago quarters, as well as the nine months ended September 30, 2018, was primarily due to the geographic mix of earnings and a decrease in disallowed expenses.

The ETR each quarter is impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances (“VA”), and discrete items. The future period’s ETR may vary from the actual year-end 2019 ETR due to changes in these factors.

Management expects the 2019 fourth quarter and full year global ETR to be in the range of 25% to 26%, excluding tax discrete items and noteworthy items. Furthermore, Federal cash income taxes paid will remain minimal until the Company's net operating loss (“NOLs”) carry-forwards are fully utilized.

See Note 12 — Income Taxes for additional information.

RESULTS BY BUSINESS SEGMENT

CIT manages its business and reports its financial results in three operating segments, Commercial Banking, Consumer Banking, and Non-Strategic Portfolios, and a non-operating segment, Corporate and Other. Detailed descriptions of the divisions within Commercial Banking and Consumer Banking is included in Item 1. Business Overview of our 2018 Form 10-K. See Net Finance Revenue, Credit Metrics, Non-Interest Income, and Non-Interest Expenses for discussions of trends on these topics.

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

Commercial Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
Earnings Summary	2019	2019	2018	2019	2018
Interest income	$358.5	$365.0	$338.9	$1,080.1	$984.2
Rental income on operating leases	211.7	213.0	264.3	642.4	779.2
Finance revenue	570.2	578.0	603.2	1,722.5	1,763.4
Interest expense	189.0	193.6	190.3	582.0	523.6
Depreciation on operating lease equipment	76.0	76.8	78.0	232.2	231.6
Maintenance and other operating lease expenses	41.9	48.3	56.6	140.0	177.5
Net finance revenue ("NFR")	263.3	259.3	278.3	768.3	830.7
Provision for credit losses	27.1	30.5	39.0	92.7	139.4
Other non-interest income	80.3	85.1	76.4	243.0	227.5
Operating expenses	172.0	178.5	172.3	531.2	526.8
Income before income taxes	$144.5	$135.4	$143.4	$387.4	$392.0

Select Period End Balance
Loans and leases	$31,952.3	$31,788.1	$32,320.9	$31,952.3	$32,320.9
Earning assets (net of credit balances of factoring clients)	30,845.1	30,728.2	30,911.9	30,845.1	30,911.9
Select Average Balances
Average loans (includes HFS, and net of credit balances of factoring clients)	$23,421.3	$22,957.8	$22,017.7	$23,063.0	$21,865.7
Average operating leases ("AOL")* (includes HFS)	7,062.1	7,029.6	8,031.8	7,025.1	7,979.8
Average earning assets ("AEA")	30,608.2	30,115.9	30,319.4	30,239.8	30,116.1
Statistical Data
Net finance margin - NFR as a % of AEA	3.44%	3.44%	3.67%	3.39%	3.68%
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses*	$93.8	$87.9	$129.7	$270.2	$370.1
Operating lease margin as a % of AOL*	5.31%	5.00%	6.46%	5.13%	6.18%
Net efficiency ratio	49.7%	51.5%	48.2%	52.2%	49.4%
Pretax return on AEA	1.89%	1.80%	1.89%	1.71%	1.74%
New business volume	$2,796.9	$2,887.4	$2,770.4	$8,057.8	$7,416.1

* See discussion below for the impact of suspended depreciation.

Pre-tax income in the quarter ended September 30, 2019 was up from the year-ago and prior quarters, while down slightly from the year-ago nine months. Pre-tax income in the quarter and nine months ended September 30, 2018, benefited from a noteworthy item, the suspension of depreciation expense related to NACCO of $9 million and $27 million, respectively. As a result, pre-tax income excluding noteworthy items was $134 million and $366 million for the quarter and nine months ended September 30, 2018, respectively. There were no noteworthy items in the 2019 periods. Compared to the year-ago quarter and nine months ended September 30, 2018, pre-tax income excluding noteworthy items was up, reflecting lower provision for credit losses, as well as higher gains on asset sales, in other non-interest income, which offset lower NFR, mostly due to the sale of NACCO in the fourth quarter of 2018. Compared to the prior quarter, pre-tax income was up, reflecting lower operating expenses, higher NFR, and lower credit provision, which offset lower gains on sales of loans, in other non-interest income. The prior quarter benefited from a $5 million gain on the sale of a loan in Commercial Finance.

AEA consisted primarily of loans and leases. Average loans were up from the year-ago and prior quarters, reflecting growth in Commercial Finance and Business Capital. The decline in the AOL from the year-ago quarter reflected the sale of NACCO in the fourth quarter of 2018, which was primarily an operating lease business that had approximately $1.2 billion of average loans and leases for the quarter ended September 30, 2018.

Compared to the year-ago and prior quarters, new business volume remained strong.

Factored volume of $7.0 billion was down from $8.0 billion in the year-ago quarter, driven by a reduction in the technology industry, and up from $6.4 billion in the prior quarter due to seasonal trends.

Trends included:

•

Excluding the noteworthy item, NFR was down from the year-ago quarter and nine months, primarily reflecting a decrease in net operating lease revenue as discussed below. NFR was up from the prior quarter, reflecting growth in the portfolio and lower maintenance expense, which offset the impact of lower interest rates on the Commercial Finance floating rate portfolios and lower interest recoveries and PAA.

•

PAA totaled $4 million, $8 million and $5 million in the current, year-ago and prior quarters, respectively. PAA accretion benefited interest income. See Purchase Accounting Accretion table in Net Finance Revenue section for amounts of PAA by division. Accelerated PAA due to prepayments was minimal in the current and prior quarters, while the year-ago quarter included $3 million.

•

Gross yields (interest income plus rental income on operating leases as a % of AEA) in Commercial Banking of 7.45% were down from 7.96% in the year-ago quarter and 7.68% in the prior quarter. See Select Segment and Division Margin Metrics table and discussion that follows that table in Net Finance Revenue section for commentary on gross yields by division.

•	Net operating lease revenue, which is a component of NFR, is driven primarily by the performance of our rail portfolio. See further discussion in the Net Finance Revenue section.
•	NFM decreased compared to the year-ago quarter and nine months, and was flat with the prior quarter, driven by the NFR trends discussed above.

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

Consumer Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
Earnings Summary	2019	2019	2018	2019	2018
Interest income	$90.5	$93.8	$79.0	$279.8	$249.2
Interest benefit	(25.7)	(34.9)	(41.6)	(99.9)	(103.2)
Net finance revenue ("NFR")	116.2	128.7	120.6	379.7	352.4
Provision (benefit) for credit losses	(0.5)	(1.9)	(0.9)	(4.5)	0.4
Other non-interest income	6.3	6.9	(18.1)	17.9	30.9
Operating expenses	83.8	88.2	88.9	265.8	278.6
Income before income taxes	$39.2	$49.3	$14.5	$136.3	$104.3
Select Period End Balance
Loans (includes HFS)	$6,658.8	$6,773.7	$6,412.0	$6,658.8	$6,412.0
Earning assets	6,677.3	6,791.5	6,447.7	6,677.3	6,447.7
Deposits	30,819.9	30,525.8	26,048.1	30,819.9	26,048.1
Select Average Balances
Average loans (includes HFS)	$6,644.2	$6,654.4	$6,363.9	$6,618.4	6,626.3
Average earning assets ("AEA")	6,662.2	6,671.2	6,433.2	6,636.4	6,729.4
Statistical Data
Net finance margin - NFR as a % of AEA	6.97%	7.72%	7.50%	7.63%	6.98%
Net efficiency ratio	64.7%	61.6%	82.2%	63.4%	69.1%
Pretax return on AEA	2.35%	2.96%	0.90%	2.74%	2.07%
New business volume	$571.7	$523.5	$360.0	$1,405.8	$1,231.2

Pre-tax income in the quarter and nine months ended September 30, 2019 was up from the year-ago periods. Pre-tax income in the year-ago quarter ended September 30, 2018 included a noteworthy item of $21 million related to an impairment charge on LCM indemnification asset, while the nine months ended September 30, 2018 also included a noteworthy item of $29 million related primarily to gains and other revenues from the sale of the reverse mortgage portfolio, both of which were in other non-interest income. There were no noteworthy items in 2019. Pre-tax income excluding noteworthy items was $36 million in the year-ago quarter and $96 million in the nine months ended September 30, 2018. Compared to the prior quarter, pre-tax income decreased by $10 million due to lower benefit in interest expense received from other segments for the value of the excess deposits Consumer Banking generates and lower operating expenses. Compared to the year-ago quarter, pre-tax income excluding noteworthy items increased $3 million due to lower operating expenses, higher noninterest income due to sale of LCM nonperforming loans, partially offset by decreased NFR. Compared to the nine months ended September 30, 2018, pre-tax income excluding noteworthy items was up from $96 million, reflecting higher NFR and lower operating expenses.

AEA consisted primarily of loans. AEA was up for the quarter ended September 30, 2019 compared to the year-ago quarter primarily due to residential mortgage loan growth in the retail and correspondent channels, which outpaced loan sales and continued run-off in the LCM portfolio. AEA was down slightly compared to the prior quarter, primarily due to the sale of LCM nonperforming loans (noted below) and run-off of that portfolio, which offset loan growth in Other Consumer Banking. At September 30, 2019, LCM made up $2.3 billion of the current quarter average balance.

In July 2019, we sold approximately $205 million of loans and OREO in the LCM portfolio, which included approximately $15 million of non-accrual loans. We received proceeds in excess of carrying value. The vast majority of the loans were PCI, whereby interest income is recognized on a level yield basis, based on the cash flows of the pools of loans. The improved cash flows expected to be collected from the sold PCI loans of approximately $24 million will be recognized prospectively over the remaining life of the related pools of loans.

Deposits, which include deposits from the branch and online channels, increased from the prior and year-ago quarters, driven by an increase in online savings deposits. See discussions in Net Finance Revenue and Funding and Liquidity sections.

Trends included:

NFR decreased compared to the year-ago quarter, primarily due to increased deposit costs, partially offset by no current quarter interest income offset from the indemnification assets. NFR decreased compared to the prior quarter due to higher deposit costs and lower interest income, which was driven by the sale of LCM non-performing loans. NFR increased for the nine months ended September 30, 2019, primarily due to the loan growth in Other Consumer Banking, as the interest income on the LCM portfolio for the comparable periods was effectively flat due to the decrease in LCM loans from the sale and run-off and no interest income offset from the indemnification asset, which was present in 2018. PAA totaled $21 million in the current quarter, compared to $20 million in the year-ago quarter and $22 million in the prior quarter.

Non-Strategic Portfolios (NSP)

NSP consists of businesses and portfolios that we no longer consider strategic. The loans and leases at the below periods were all in China.

Non-Strategic Portfolios: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
Earnings Summary	2019	2019	2018	2019	2018
Interest income	$0.9	$1.0	$1.4	$3.0	$5.7
Interest expense	0.4	0.9	0.8	2.1	4.3
Net finance revenue ("NFR")	0.5	0.1	0.6	0.9	1.4
Other non-interest income	2.7	2.7	11.6	11.0	13.5
Operating expenses	0.6	1.1	2.2	3.3	6.6
Income before income taxes	$2.6	$1.7	$10.0	$8.6	$8.3
Select Period End Balance
Loans and leases	$3.5	$7.9	$32.1	$3.5	$32.1
Earning assets	52.8	54.6	85.1	52.8	85.1
Select Average Balances
Average earning assets ("AEA")	$52.8	$77.5	$78.6	$76.4	116.8
Statistical Data
Net finance margin — NFR as a % of AEA	3.79%	1.03%	3.05%	1.57%	1.60%
Pretax return on AEA	18.95%	8.77%	50.89%	15.01%	9.47%

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

Corporate and Other: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
Earnings Summary	2019	2019	2018	2019	2018
Interest income	$53.5	$55.7	$54.3	$172.5	$159.3
Interest expense	80.2	83.1	64.4	238.0	174.9
Net finance revenue ("NFR")	(26.7)	(27.4)	(10.1)	(65.5)	(15.6)
Other non-interest income	11.7	11.4	16.3	32.0	54.4
Operating expenses/loss on debt extinguishment	54.5	0.2	3.4	54.8	23.0
(Loss) income before income taxes	$(69.5)	$(16.2)	$2.8	$(88.3)	$15.8
Select Balances
Average earning assets	$8,921.6	$9,283.2	$8,545.9	$9,235.0	8,597.6
Earning assets (end of period)	9,528.0	8,796.9	7,414.5	9,528.0	7,414.5

Pre-tax loss in the quarter and nine months ended September 30, 2019, included two noteworthy items, a building impairment charge of $29 million and a restructuring charge of $15 million, both included in operating expenses. Pre-tax income in the quarter and nine months ended September 30, 2018, included noteworthy items related to losses on debt extinguishment charges of $3 million and $22 million, respectively. Noteworthy items are listed in the Non-GAAP Financial Measurements section.

The pre-tax loss excluding noteworthy items for the quarter and nine months ended September 30, 2019 was $26 million and $44 million, respectively. The pre-tax income excluding noteworthy items for the quarter and nine months ended September 30, 2018 was $6 million and $38 million, respectively. There were no noteworthy items in the prior quarter.

The pre-tax loss excluding noteworthy items of $26 million in the current quarter was up from the prior quarter reflecting operating expenses held in Corporate, mostly related to professional fees associated with the pending MOB acquisition. Compared to the year-ago quarter and nine month period, the results also reflected lower investment income on MBS investments and lower derivative income in other non-interest income.

LOANS AND LEASES

The following table presents our period end loans and leases by segment.

Loans and Leases Composition (dollars in millions)

	September 30,	June 30,	December 31,
	2019	2019	2018
Commercial Banking
Commercial Finance
Loans	$11,113.9	$10,869.7	$10,478.5
Assets held for sale	67.7	82.6	9.7
Total loans and leases	11,181.6	10,952.3	10,488.2
Business Capital
Loans	8,313.9	8,124.5	8,301.5
Operating lease equipment, net	574.3	569.6	549.1
Assets held for sale	7.6	35.3	8.9
Total loans and leases	8,895.8	8,729.4	8,859.5
Rail
Loans	63.2	62.2	83.7
Operating lease equipment, net	6,525.6	6,486.5	6,421.5
Assets held for sale	1.9	-	-
Total loans and leases	6,590.7	6,548.7	6,505.2
Real Estate Finance
Loans	5,267.8	5,521.5	5,399.7
Assets held for sale	16.4	36.2	45.7
Total loans and leases	5,284.2	5,557.7	5,445.4
Total Segment - Commercial Banking
Loans	24,758.8	24,577.9	24,263.4
Operating lease equipment, net	7,099.9	7,056.1	6,970.6
Assets held for sale	93.6	154.1	64.3
Total loans and leases	31,952.3	31,788.1	31,298.3
Consumer Banking
Other Consumer Banking
Loans	4,407.7	4,198.4	3,744.5
Assets held for sale	18.7	8.8	3.9
Total loans and leases	4,426.4	4,207.2	3,748.4
Legacy Consumer Mortgages
Loans	2,179.0	2,546.5	2,787.5
Assets held for sale	53.4	20.0	-
Total loans and leases	2,232.4	2,566.5	2,787.5
Total Segment - Consumer Banking
Loans	6,586.7	6,744.9	6,532.0
Assets held for sale	72.1	28.8	3.9
Total loans and leases	6,658.8	6,773.7	6,535.9
Non-Strategic Portfolios
Assets held for sale	3.5	7.9	20.2
Total loans and leases	3.5	7.9	20.2
Total loans	$31,345.5	$31,322.8	$30,795.4
Total operating lease equipment, net	7,099.9	7,056.1	6,970.6
Total assets held for sale	169.2	190.8	88.4
Total loans and leases	$38,614.6	$38,569.7	$37,854.4

Total loans and leases were relatively unchanged from the prior quarter. Within Commercial Banking, Commercial Finance new business volume remained strong and Business Capital was up on seasonal growth in factoring receivables, while Real Estate Finance was down on higher prepayments. Within Consumer Banking, sales and run-off of the LCM portfolio offset the increase in mortgage lending from Other Consumer Banking. Compared to December 31, 2018, Commercial Banking was up on growth in Commercial Finance, and in Consumer Banking, new business volumes in Other Consumer Banking offset the sales and run-off of the LCM portfolio.

The following table presents the changes to our total loans and leases:

Changes in Loans and Leases (dollars in millions)

	Commercial Banking	Consumer Banking	Non- Strategic Portfolios	Total
Balance as of June 30, 2019	$31,788.1	$6,773.7	$7.9	$38,569.7
New business volume	2,796.9	571.7	-	3,368.6
Loan and portfolio sales	(103.0)	(255.0)	-	(358.0)
Equipment sales	(49.2)	-	-	(49.2)
Depreciation	(76.0)	-	-	(76.0)
Gross charge-offs	(32.4)	(0.4)	-	(32.8)
Collections and other	(2,372.1)	(431.2)	(4.4)	(2,807.7)
Balance as of September 30, 2019	$31,952.3	$6,658.8	$3.5	$38,614.6

Balance as of December 31, 2018	$31,298.3	$6,535.9	$20.2	$37,854.4
New business volume	8,057.8	1,405.8	-	9,463.6
Loan and portfolio sales	(226.6)	(290.4)	-	(517.0)
Equipment sales	(162.1)	-	-	(162.1)
Depreciation	(232.2)	-	-	(232.2)
Gross charge-offs	(111.6)	(2.6)	-	(114.2)
Collections and other	(6,671.3)	(989.9)	(16.7)	(7,677.9)
Balance as of September 30, 2019	$31,952.3	$6,658.8	$3.5	$38,614.6

Portfolio activities are discussed in the respective segment descriptions in “Results by Business Segment”.

The following tables present new business, along with loan and portfolio sales and equipment sales by segment:

New Business (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Commercial Banking	$2,796.9	$2,887.4	$2,770.4	$8,057.8	$7,416.1
Consumer Banking	571.7	523.5	360.0	1,405.8	1,231.2
Total	$3,368.6	$3,410.9	$3,130.4	$9,463.6	$8,647.3

Loan and Portfolio Sales (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Commercial Banking	$103.0	$109.8	$64.3	$226.6	$233.1
Consumer Banking	255.0	15.9	31.3	290.4	938.7
Total	$358.0	$125.7	$95.6	$517.0	$1,171.8

Equipment Sales (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Commercial Banking	$49.2	$61.9	$57.8	$162.1	$167.1
Non-Strategic Portfolios	-	-	-	-	5.4
Total	$49.2	$61.9	$57.8	$162.1	$172.5

CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer loans and leases by geographical regions:

Total Loans and Leases by Geographic Region (dollars in millions)

	September 30, 2019		December 31, 2018
West	$12,467.8	32.3%	$12,348.9	32.6%
Northeast	9,108.1	23.6%	9,196.0	24.3%
Southwest	5,090.6	13.2%	4,838.5	12.8%
Midwest	5,006.9	13.0%	4,972.8	13.1%
Southeast	3,917.6	10.1%	3,590.0	9.5%
Total U.S.	35,591.0	92.2%	34,946.2	92.3%
Canada	1,373.3	3.6%	1,341.1	3.5%
Asia / Pacific	537.9	1.4%	478.2	1.3%
Europe	418.5	1.1%	383.8	1.0%
All other countries	693.9	1.7%	705.1	1.9%
Total	$38,614.6	100.0%	$37,854.4	100.0%

Ten Largest Accounts

Our ten largest loan and lease accounts, primarily lessors of rail assets and factoring clients, in the aggregate represented approximately 5% of our total loans and leases at September 30, 2019 and December 31, 2018 (the largest account was less than 1.0%).

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial loans and leases by obligor geography:

Commercial Loans and Leases by Obligor - Geographic Region (dollars in millions)

	September 30, 2019		December 31, 2018
Northeast	$8,473.7	26.0%	$8,471.3	26.7%
West	7,667.5	23.6%	7,676.0	24.1%
Southwest	4,994.3	15.3%	4,750.1	14.9%
Midwest	4,853.4	14.9%	4,810.8	15.1%
Southeast	3,537.4	11.0%	3,213.7	10.1%
Total U.S.	29,526.3	90.8%	28,921.9	90.9%
Canada	1,373.3	4.2%	1,341.1	4.2%
Asia / Pacific	537.9	1.7%	478.2	1.5%
Europe	418.5	1.3%	383.8	1.2%
All other countries	693.9	2.0%	705.1	2.2%
Total	$32,549.9	100.0%	$31,830.1	100.0%

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our loans and leases:

Commercial Loans and Leases by Obligor - State and Country (dollars in millions)

	September 30, 2019		December 31, 2018
State
California	$5,633.3	17.3%	$5,515.7	17.3%
Texas	4,035.0	12.4%	3,889.9	12.2%
New York	3,045.3	9.4%	3,273.6	10.3%
All other states	16,812.7	51.7%	16,242.7	51.1%
Total U.S.	29,526.3	90.8%	28,921.9	90.9%
Country
Canada	1,373.3	4.2%	1,341.1	4.2%
Marshall Islands	372.8	1.1%	330.5	1.0%
All other countries	1,277.5	3.9%	1,236.6	3.9%
Total International	$3,023.6	9.2%	$2,908.2	9.1%

Industry Concentrations

The following table represents loans and leases by industry of obligor:

Commercial Loans and Leases by Obligor - Industry (dollars in millions)

	September 30, 2019		December 31, 2018
Real Estate	$5,160.4	15.9%	$5,234.6	16.4%
Manufacturing(1)	4,812.1	14.8%	4,819.4	15.1%
Retail(2)	2,802.4	8.6%	2,667.9	8.4%
Energy and utilities	2,248.0	6.9%	2,404.1	7.6%
Wholesale	2,088.3	6.4%	1,960.9	6.2%
Business Services	2,026.8	6.2%	1,701.0	5.3%
Healthcare	1,742.1	5.4%	1,556.4	4.9%
Transportation	1,695.8	5.2%	1,605.6	5.0%
Service industries	1,631.4	5.0%	1,483.3	4.7%
Oil and gas extraction / services	1,517.5	4.7%	1,498.6	4.7%
Rail	1,512.4	4.6%	1,450.1	4.6%
Maritime	1,197.3	3.7%	1,127.5	3.5%
Finance and insurance	1,131.9	3.5%	1,383.7	4.3%
Other (no industry greater than 2%)	2,983.5	9.1%	2,937.0	9.3%
Total	$32,549.9	100.0%	$31,830.1	100.0%
(1)	At September 30, 2019, includes manufacturers of chemicals, including pharmaceuticals (4.0%), petroleum and coal, including refining (2.9%), stone, clay, glass and concrete (1.6%) and food (1.2%).
(2)	At September 30, 2019, includes retailers of general merchandise (3.3%), food and beverage providers (1.8%) and miscellaneous (1.3%).

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer loans, including PCI loans and loans held for sale. PCI loans and LTV ratios are discussed in more detail in Note 3 — Loans in Item 1. Consolidated Financial Statements.

Consumer Loans (dollars in millions)

	September 30, 2019		December 31, 2018
	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$6,004.6	99.0%	$5,933.9	98.5%
Home equity lines of credit and other	60.1	1.0%	90.4	1.5%
Total loans	$6,064.7	100.0%	$6,024.3	100.0%

Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes the carrying value of consumer loans, with concentrations based upon property address.

Consumer Loans Geographic Concentrations (dollars in millions)

	September 30, 2019		December 31, 2018
	Net Investment	% of Total	Net Investment	% of Total
California	$4,235.9	69.9%	$4,237.6	70.3%
New York	221.3	3.6%	290.8	4.8%
Washington	194.2	3.2%	116.2	1.9%
Florida	146.3	2.4%	168.0	2.8%
Other states(1)	1,267.0	20.9%	1,211.7	20.2%
Total loans	$6,064.7	100.0%	$6,024.3	100.0%
(1)	No other state has a total in excess of 2%.

OTHER ASSETS AND OTHER LIABILITIES

The following tables present the components of other assets and other liabilities.

Other Assets (dollars in millions)

	September 30,	December 31,
	2019	2018
Tax credit investments and investments in unconsolidated subsidiaries	$356.3	$313.9
Counterparty receivables	311.3	57.0
Right of use assets(1)	192.5	-
Property, furniture and fixtures	165.2	160.0
Current and deferred federal and state tax assets	125.9	137.0
Intangible assets, net	71.8	89.2
Indemnification asset(2)	-	10.8
Other(3)	712.0	541.6
Total other assets	$1,935.0	$1,309.5
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

Other Liabilities (dollars in millions)

	September 30,	December 31,
	2019	2018
Accrued expenses and accounts payable	$522.8	$561.5
Lease liabilities(1)	241.1	-
Fair value of derivative financial instruments	219.1	79.7
Current and deferred taxes payable	136.3	106.9
Accrued interest payable	46.0	91.7
Other liabilities(2)	632.7	421.3
Total other liabilities	$1,798.0	$1,261.1
(1)

Reflects our obligation as lessee to make lease payments arising from our leases. See the discussion on the new lease accounting standard disclosed in Note 1 — Business and Summary of Significant Accounting Policies and Note 5 — Leases.

(2)	Other consists of liabilities for taxes other than income, equipment maintenance reserves, cash collateral deposits, and contingent and other miscellaneous liabilities.

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

In 2017, the U.K. Financial Conduct Authority, which is the authority responsible for regulating LIBOR, announced that the publication of LIBOR is not guaranteed beyond 2021. LIBOR is a benchmark interest rate for some of our floating rate earning assets, particularly in Commercial Finance, Real Estate Finance and Consumer Banking (mostly mortgages), as well as certain liabilities and off-balance sheet exposures. We continue to monitor industry and regulatory developments and have a well-established transition program in place to manage the implementation of alternative reference rates as the market transitions away from LIBOR. As part of the transition to alternative rates, during the third quarter of 2019, CIT Bank issued unsecured fixed-to-floating rate notes linked to the Secured Overnight Funding Rate (“SOFR”). CIT will continue to assess the use of SOFR and other alternative rates as the market and best practices for transitioning to alternative rates develop.

Our funding sources consist mainly of non-maturity deposits and time deposits generated through a number of sources, including CIT Bank’s online deposit platform, CIT Bank’s retail branch network in Southern California, deposit brokers and our commercial business segment, as well as wholesale funding (unsecured and secured debt) and FHLB advances.

At September 30, 2019, deposits totaled approximately $36 billion. The deposit rates we offer can be influenced by market conditions and competitive factors. Deposit beta represents the correlation, or relative rate change, between changes in the rates paid by CIT Bank and changes in overall market interest rates. Deposit betas are less meaningful during periods of market rate transitions as short term market rates have begun to fall with the reduction of the Fed Funds target rate.

Market rates are the key drivers of deposit costs and we continue to optimize deposit costs by improving our deposit mix. Changes in interest rates, expected funding needs, as well as actions by competitors, can affect our deposit taking activities and deposit pricing. We believe our targeted non-maturity deposit customer retention is strong and that our continued shift from time deposits to non-maturity deposits over time will improve our performance through this portion of the cycle. We regularly test the effect of deposit rate changes, and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective. As CIT continues to evolve its deposit strategies through the interest rate cycle and in response to the competitive landscape, management may periodically revise its deposit modelling assumptions and approaches in accordance with CIT’s governance structure.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The simulations we run require assumptions about rates, time horizons, balance sheet volumes, prepayment speeds, pricing and deposit behaviors, along with other inputs. The results presented below reflect the simulation of the NII Sensitivity over the next twelve months and the EVE Sensitivity over the life of the interest rate sensitive assets, liabilities and off-balance sheet items. These simulations assume an immediate 100 basis point parallel increase or decrease and a 200 basis point parallel increase in interest rates from the market-based forward curve. CIT suspended the immediate parallel down 200 basis point scenario due to the observed low level of interest rates. This scenario will be reinstated when interest rates rise sufficiently to make the scenario meaningful. The NII Sensitivity is presented based on an assumption that the balance sheet composition and size remains static over the projection period.

NII Sensitivity and EVE Sensitivity (dollars in millions)

	September 30, 2019			December 31, 2018
	+200 bps	+100 bps	-100 bps	+200 bps	+100 bps	-100 bps
NII Sensitivity	$89	$51	$(89)	$109	$55	$(66)
EVE Sensitivity	$(300)	$(101)	$(228)	$(363)	$(170)	$86

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

As of September 30, 2019, both the NII Sensitivity and EVE Sensitivity changes from December 31, 2018 (see table above) were largely driven by compositional changes in the balance sheet as well as lower market rates. The lower market rates result in limited repricing sensitivity for the deposits.

Additionally, lower market rates drove an increase in prepayment expectations on residential mortgage securities and residential mortgage whole loans, which has increased the down risk for both NII and EVE Sensitivities. CIT mitigated a portion of the increased sensitivity through the execution of interest rate swaps on CIT debt, which would better position the balance sheet for potential rate declines.

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

These measurements provide an estimate of our interest rate sensitivity; however, they do not account for potential changes in credit quality, size, mix, and prepayment characteristics of our balance sheet, changes in PAA, or changes in the competition for business in the industries we serve. They also do not account for other business developments including the pending MOB transaction that could affect NFR, or for management actions that could affect NFR or that could be taken to change our risk profile. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations. Further, the range of such simulations is not intended to represent our current view of the expected range of future interest rate movements.

FUNDING AND LIQUIDITY

CIT actively manages its liquidity and monitors liquidity risk metrics. CIT maintains appropriate amounts of liquidity and access to contingent sources of liquidity to meet its obligations, including in periods of stress. Primary sources of available liquidity include cash, investment securities and credit facilities, as discussed below.

Cash

Cash totaled $1.8 billion at September 30, 2019, unchanged from December 31, 2018. Cash at September 30, 2019 consisted of nearly $1.5 billion at CIT Bank and approximately $0.4 billion related to CIT Group and its non-bank subsidiaries.

Investment Securities

Investment securities consist primarily of High Quality Liquid Asset (“HQLA”) fixed income debt securities. Investment securities totaled $6.1 billion at September 30, 2019 compared to $6.2 billion at December 31, 2018. In addition, we have $2.0 billion of securities purchased under agreement to resell, up from $400 million at December 31, 2018. The increases reflect the use of cash from higher deposit balances and the debt issuance in the third quarter. See Note 6 — Investment Securities for additional information on types of investment securities.

Liquidity Monitoring

The Federal Reserve on October 31, 2018, issued a statement that raised the asset threshold above $100 billion in total consolidated assets for firms to comply with the liquidity coverage ratio (“LCR”). CIT continues to maintain strong on-balance sheet liquidity and a portfolio of liquid assets comparable to requirements in the LCR rule.

Funding Sources

Funding sources consist of deposits and borrowings. The period end deposits to total funding ratio increased to 85% at September 30, 2019, from 79% at December 31, 2018. Unsecured borrowings were 10%, unchanged from December 31, 2018. Secured borrowings decreased to 5% from 11% at December 31, 2018.

See Net Finance Revenue section for a tabular presentation of our average funding mix for the period ended September 30, 2019.

Deposits

CIT offers its deposits through various channels. The period end balances are as follows:

Deposits by Channel (dollars in millions)

	September 30, 2019		December 31, 2018
	Total	Percent of Total	Total	Percent of Total
Online	$19,207.9	54%	$14,688.4	47%
Branch	11,612.0	32%	11,364.0	36%
Brokered / other channel	3,043.1	8%	3,108.8	10%
Commercial	2,047.0	6%	2,078.3	7%
Total	$35,910.0	100%	$31,239.5	100%

The following table details our period end deposit balances by type:

Deposits by Type (dollars in millions)

	September 30, 2019		December 31, 2018
	Total	Percent of Total	Total	Percent of Total
Non-interest bearing deposits and other	$1,648.0	5%	$1,673.3	5%
Time deposits	12,550.7	35%	14,065.7	45%
Interest bearing checking	1,166.7	3%	1,553.3	5%
Savings and money market	20,544.6	57%	13,947.2	45%
Total Deposits	$35,910.0	100%	$31,239.5	100%

CIT Bank, N.A. offers a full suite of deposit offerings to its commercial and consumer customers through a network of over 60 branches in Southern California and a national online platform. During 2019, we continued to execute on our plan to grow the online channel, and we have been growing our non-maturity deposits in conjunction with our strategy to optimize deposit costs while working within our risk management discipline. Deposits increased in the online savings accounts, reflecting growth from our Savings Builder product. See Net Finance Revenue section for further discussion on average balances and rates.

Borrowings

Borrowings consist of senior unsecured notes, subordinated unsecured notes and secured borrowings (FHLB advances and structured financings), all of which totaled $6.4 billion in aggregate at September 30, 2019, down from $8.1 billion at December 31, 2018, primarily reflecting lower FHLB borrowings and partially offset by the issuance of senior unsecured notes in September 2019 noted below. The weighted average coupon rate of borrowings at September 30, 2019 was 4.07%, up from 3.92% at December 31, 2018, reflecting the repayment of lower-cost FHLB debt, partially offset by the senior unsecured notes issued, as discussed below.

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

Unsecured Borrowings

Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility. As of September 30, 2019, CIT was in compliance with the facility covenants. See Note 8 – Borrowings for more information on the facility.

Senior Unsecured Notes and Subordinated Unsecured Notes

As of September 30, 2019, the weighted average coupon rate of our senior unsecured and subordinated unsecured notes was 4.76%, compared to 5.02% at December 31, 2018, reflecting the issuance of senior unsecured notes in September 2019 noted below. The weighted average maturity of the combined notes was 4.4 years at September 30, 2019 compared to 5.0 years at December 31, 2018.

Senior Unsecured Notes

Senior unsecured notes outstanding totaled $4.0 billion at September 30, 2019 and $3.4 billion at December 31, 2018. The increase reflects the issuance by CIT Bank.

In connection with the pending MOB acquisition, CIT Bank established a $5 billion Global Bank Note Program in September to enable it to offer both unsecured senior and subordinated notes. CIT Bank subsequently issued $550 million 2.969% Senior Unsecured Fixed-to-Floating Rate Notes due 2025 (the “Notes”). The Notes pay a fixed rate of 2.969% until the call date in 2024. If the call is not exercised at that time, the rate will begin to float based on a compounded SOFR. This is the first SOFR based debt issued by CIT. The Notes will mature on September 27, 2025. The weighted average coupon rate for total senior unsecured notes was 4.62% at September 30, 2019, compared to 4.89% December 31, 2018, due to the issuance.

CIT also expects to issue approximately $200 million of Tier 1 qualifying preferred stock and $100 million of Tier 2 qualifying subordinated debt prior to the close of the MOB acquisition, as mentioned above.

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

FHLB Advances

FHLB Balances (dollars in millions)

	September 30,	December 31,
	2019	2018
Total borrowing capacity	$6,227.3	$5,473.2
Less:
Advances	(1,350.0)	(3,600.0)
Letters of credit	—	(2.3)
Available capacity	$4,877.3	$1,870.9
Weighted average rate	2.23%	2.79%
Pledged assets	$6,903.8	$6,712.4

The decline in FHLB Advances reflects a net pay down of $2.3 billion during the nine months ended September 30, 2019. CIT Bank may borrow additional FHLB Advances, as liquidity needs arise. FHLB Advances and pledged assets are also discussed in Note 8 — Borrowings.

Other Secured and Structured Financings

Other secured and structured financings were non-CIT Bank debt, and totaled $0.7 billion at September 30, 2019 and December 31, 2018, and were secured by $2.6 billion and $2.9 billion of pledged assets at September 30, 2019 and December 31, 2018, respectively. The weighted average coupon rate was 3.27% at September 30, 2019, decreased from 3.75% at December 31, 2018. See Note 8 — Borrowings.

Credit Facilities

At September 30, 2019, we maintained additional liquidity sources in the form of:

•	A multi-year committed Revolving Credit Facility that has a total commitment of $400 million, of which $362 million was available to be drawn; and
•

A secured bank line that has a total commitment of $1.0 billion, of which $274 million was unused at September 30, 2019, provided that eligible assets are available that can be funded through the facility.

FRB

There were no outstanding borrowings with the FRB Discount Window as of September 30, 2019 and December 31, 2018. See Note 8 — Borrowings for total balances pledged, including amounts to the FRB.

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

CIT and CIT Bank, N.A. debt ratings, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and DBRS Inc. (“DBRS”) are presented in the following table:

Ratings

	S&P	Fitch	Moody’s	DBRS
Last Credit Update	8/14/19	8/16/19	9/30/19	8/13/19
CIT Group Inc.
Long Term Senior Unsecured Debt	BB+	BB+	Ba1	BBB (low)
Subordinated Debt	BB	BB	Ba1	BB (high)
Non-Cumulative Perpetual Stock	B+	B	Ba3	BB (low)
Ratings Outlook / Trend	Stable	Positive	Positive	Stable
CIT Bank, N.A.
Issuer Rating	BBB-	BB+	Ba1	BBB
Long Term Senior Bank Notes	BBB-	BB+	Ba1	N/A
Deposit Rating (LT/ST)	N/A	BBB- / F3	Baa3 / P-3	BBB / R-2 (high)
Ratings Outlook / Trend	Stable	Positive	Positive	Stable

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

Contractual Commitments

Commitment Expiration for the Twelve Months Ended September 30 (dollars in millions)

	Total	2020	2021	2022	2023	2024+
Financing commitments	$7,075.2	$3,047.2	$797.2	$1,313.5	$1,086.1	$831.2
Rail and other purchase commitments	843.5	829.6	13.9	—	—	—
Letters of credit	222.3	31.8	49.6	34.2	55.3	51.4
Deferred purchase agreements	2,115.2	2,115.2	—	—	—	—
Total contractual commitments	$10,256.2	$6,023.8	$860.7	$1,347.7	$1,141.4	$882.6

At September 30, 2019, substantially all our undrawn financing commitments were senior facilities, with approximately 82% secured by commercial equipment or other assets, and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance and Real Estate Finance divisions of Commercial Banking. The top ten undrawn financing commitments totaled $1,048 million at September 30, 2019. Financing commitments related to consumer loans totaled approximately $366.7 million, with the remaining related to commercial loans.

See Note 13 – Commitments for further detail.

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

During the third quarter, CIT repurchased 61 thousand common shares via open market repurchases (“OMRs”) for a total of $3 million, at an average share price of $49.98, as we stopped repurchasing shares due to the pending MOB acquisition. For the nine months ended September 30, 2019, we repurchased a total of approximately $341 million in common shares at an average share price of $49.39 related to the $450 million authorization that expired on September 30, 2019.

We declared and paid the following dividends in 2019:

2019 Common and Preferred Stock Dividends

Declaration Date	Payment Date	Per Share Dividend
Common Stock
January 23, 2019	February 22, 2019	$0.25
April 17, 2019	May 24, 2019	$0.35
July 19, 2019	August 23, 2019	$0.35
Preferred Stock
April 17, 2019	June 17, 2019	$29.00

CIT’s Board of Directors has declared a quarterly cash dividend of $0.35 per common share on outstanding common stock payable on November 22, 2019 to common shareholders of record as of November 8, 2019.

CIT’s Board of Directors also has declared the regular semi-annual dividend of $29 per preferred share payable on December 16, 2019 to preferred shareholders of record as of November 29, 2019.

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. The regulatory capital guidelines applicable to the Company were based on the Basel III Rule. At September 30, 2019 and December 31, 2018, the capital ratios of the Company and CIT Bank exceeded all capital adequacy requirements. The balances in the following table present amounts in effect as of that period.

In November 2017, the Federal Reserve Board, the OCC and the FDIC adopted a final rule effective January 1, 2018 to extend the regulatory capital treatment under 2017 transition provisions for certain items, applicable to banking organizations that are not subject to advanced approaches capital rules (“Transition Final Rule”). These items include regulatory capital deductions, risk weights, and certain minority interest limitations. There were no items that exceeded the deduction threshold at September 30, 2019 and December 31, 2018, for CIT and CIT Bank, therefore balances and ratios were the same for the transition basis and fully-phased-in basis.

Capital Components, Risk-Weighted Assets, and Capital Ratios – Fully Phased-in Basis (dollars in millions)

	September 30, 2019	December 31, 2018
Common Equity Tier 1 (CET1) Capital
Total common stockholders’ equity(1)	$5,708.5	$5,621.6
Effect of certain items in AOCI excluded from CET1 Capital	51.1	157.5
Adjusted total equity	5,759.6	5,779.1
Goodwill, net of associated deferred tax liabilities (DTLs)	(362.9)	(365.1)
Deferred tax assets (DTAs) arising from net operating loss and tax credit carryforwards	—	(64.6)
Intangible assets, net of associated DTLs	(53.8)	(71.2)
CET1 Capital	5,342.9	5,278.2
Additional Tier 1 Capital
Preferred Stock	325.0	325.0
Other Additional Tier 1 Capital deductions(2)	(7.5)	(10.5)
Total Additional Tier 1 Capital	317.5	314.5
Total Tier 1 Capital	5,660.4	5,592.7
Tier 2 Capital
Qualifying Tier 2 Capital Instruments	395.7	395.4
Qualifying allowance for credit losses and other reserves(3)	528.6	531.2
Total Tier 2 Capital	924.3	926.6
Total Capital	$6,584.7	$6,519.3
Risk-Weighted Assets	$46,102.8	$44,051.7
CIT Ratios
CET1 Capital Ratio	11.6%	12.0%
Tier 1 Capital Ratio	12.3%	12.7%
Total Capital Ratio	14.3%	14.8%
Tier 1 Leverage Ratio	11.3%	11.6%
CIT Bank, N.A. Capital Components and Ratios
CET1 Capital	$4,766.1	$4,783.6
Tier 1 Capital	4,766.1	4,783.6
Total Capital	5,232.9	5,230.4
Risk-Weighted Assets	37,322.7	35,697.6
CET1 Capital Ratio	12.8%	13.4%
Tier 1 Capital Ratio	12.8%	13.4%
Total Capital Ratio	14.0%	14.7%
Tier 1 Leverage Ratio	10.8%	11.6%
(1)	See Condensed Consolidated Balance Sheets for the components of total common stockholders’ equity.
(2)	Represents covered funds deductions required by the Volcker Rule.
(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments, letters of credit, and deferred purchase agreements, all of which are recorded in other liabilities.

Common stockholders’ equity increased from December 31, 2018, primarily driven by earnings and decreases in unrealized losses (in AOCI), partially offset by capital returns.

The capital ratio remained elevated relative to our targets as we stopped repurchasing shares due to the pending MOB acquisition. As a result, we now expect our CET1 ratio to be in the mid to high 11% range by the end of the year. Upon closing of the MOB acquisition, our common equity Tier 1 ratio is expected to decrease to approximately 10%, the lower end of our target range.  After the close, our intention is to remain out of the market for our common shares in order to increase our CET1 ratio to 10.5% within the ensuing 12 months, which is in the middle of our target range.

Beginning in the second quarter of 2019, all covered loans from the IndyMac Transaction, totaling approximately $2 billion, were reported as non-covered due to the expiration of the loss share agreement with the FDIC on March 31, 2019. As a result, risk-weighted assets (“RWA”) on the related covered loans (all in LCM) increased by approximately $800 million, resulting in a decrease to the CET1 ratio. This mostly offset the first quarter’s net reduction to RWA and the increase in CET1 ratio due to the risk weighting change to high volatility commercial real estate (“HVCRE”) loans and the adoption of the new lease accounting standard, both noted below.

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

The reconciliation of balance sheet assets to RWA is presented below:

Risk-Weighted Assets (dollars in millions)

	September 30, 2019	December 31, 2018
Balance sheet assets	$51,403.1	$48,537.4
Risk weighting adjustments to balance sheet assets	(12,008.3)	(10,375.7)
Off-Balance sheet items	6,708.0	5,890.0
Risk-weighted assets	$46,102.8	$44,051.7

The risk weighting adjustments to balance sheet assets as of September 30, 2019 increased from December 31, 2018 due to the risk weighting change to HVCRE loans and the higher concentration of securities purchased under agreements to resell, which are reported in Off-Balance sheet items, offset by the loss share agreement expiration for the IndyMac Transaction.

The 2019 off-balance sheet items primarily reflect $2.7 billion of unused lines of credit (largely related to the Commercial Finance and Real Estate Finance divisions), $2.1 billion of deferred purchase agreements (related to the Business Capital division), and $1.9 billion of other items. The risk-weighted assets for off-balance sheet items as of September 30, 2019 increased from December 31, 2018, reflecting increases in rail equipment purchase commitments and securities purchased under agreements to resell, which are reported in Off-Balance sheet items.

See Note 13 — Commitments in Item 1. Condensed Consolidated Financial Statements for further detail on commitments.

Book Value, Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	September 30,	December 31,
	2019	2018
Total common stockholders' equity	$5,708.5	$5,621.6
Less: goodwill	(369.9)	(369.9)
Intangible assets	(71.8)	(89.2)
Tangible book value(1)	$5,266.8	$5,162.5
Book value per share	$60.27	$55.70
Tangible book value per share(1)	$55.60	$51.15
(1)	Tangible book value and tangible book value per share are non-GAAP measures. See “Non-GAAP Measurements” for reconciliation of Non-GAAP to GAAP financial information

Book value (“BV”) and tangible book value (“TBV”) increased from December 31, 2018, as earnings and a decrease in unrealized losses (in AOCI) offset by the share repurchases and dividends paid through September 30, 2019. BV per share and TBV per share increased from December 31, 2018, also reflecting the repurchase of 6.9 million common shares during 2019, in addition to the increase in BV and TBV.

CIT BANK, N.A.

The following tables present condensed financial information for CIT Bank, N.A. Trends and significant items are discussed in the previous sections of the MD&A.

Condensed Balance Sheets (dollars in millions)

	September 30,	December 31,
	2019	2018
ASSETS:
Cash and deposits with banks	$1,460.1	$1,412.9
Securities purchased under agreement to resell	2,000.0	300.0
Investment securities	6,097.8	6,222.6
Assets held for sale	139.5	122.4
Loans	28,836.0	27,992.5
Allowance for loan losses	(455.4)	(458.8)
Operating lease equipment, net	4,478.0	4,326.7
Bank owned life insurance	1,035.5	814.1
Goodwill	323.1	323.1
Other assets	1,466.3	931.0
Assets of discontinued operation	-	195.2
Total Assets	$45,380.9	$42,181.7
LIABILITIES AND EQUITY:
Deposits, including deposits of affiliates of $854.3 at September 30, 2019 and $770.9 at December 31, 2018	$36,764.3	$32,014.7
FHLB advances	1,350.0	3,600.0
Borrowings, including amounts due to affiliates of $105.1 at September 30, 2019 and $309.2 at December 31, 2018	650.8	309.2
Other liabilities, including payable to affiliates of $72.0 at September 30, 2019 and $82.5 at December 31, 2018	1,451.8	875.0
Liabilities of discontinued operation	-	291.8
Total Liabilities	40,216.9	37,090.7
Total Equity	5,164.0	5,091.0
Total Liabilities and Equity	$45,380.9	$42,181.7

Capital Ratios – see Capital section

Loans and Leases by Segment (dollars in millions)

	September 30,	December 31,
	2019	2018
Commercial Banking
Commercial Finance	$11,144.7	$10,537.1
Business Capital	6,442.2	6,112.7
Rail	3,923.6	3,810.5
Real Estate Finance	5,284.2	5,445.4
Total	26,794.7	25,905.7
Consumer Banking
Other Consumer Banking	4,426.4	3,748.4
Legacy Consumer Mortgages	2,232.4	2,787.5
Total	6,658.8	6,535.9
Total loans and leases	$33,453.5	$32,441.6

Condensed Statements of Operations (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Interest and fees on loans	$423.5	$434.9	$394.8	$1,286.4	$1,169.4
Other interest and dividends	55.2	56.3	53.7	175.1	156.4
Interest income	478.7	491.2	448.5	1,461.5	1,325.8
Interest on deposits	173.8	173.9	123.1	501.5	330.8
Interest on borrowings	12.2	11.6	17.2	46.8	56.4
Interest expense on deposits and payables with affiliated companies	4.1	4.7	3.5	15.8	15.8
Interest expense	190.1	190.2	143.8	564.1	403.0
Net interest revenue	288.6	301.0	304.7	897.4	922.8
Provision for credit losses	21.9	32.0	32.4	84.3	135.5
Net interest revenue, after credit provision	266.7	269.0	272.3	813.1	787.3
Rental income on operating leases	119.8	118.8	119.8	361.3	350.7
Other non-interest income	69.8	72.0	41.9	211.8	217.2
Total net revenue, net of interest expense and credit provision	456.3	459.8	434.0	1,386.2	1,355.2
Operating expenses	260.5	222.1	222.0	725.8	699.6
Depreciation on operating lease equipment	57.8	57.8	56.9	176.0	169.2
Maintenance and other operating lease expenses	11.2	20.1	13.7	57.1	29.4
Loss on debt extinguishment and deposit redemption	-	-	0.2	-	0.2
Income before provision for income taxes	126.8	159.8	141.2	427.3	456.8
Provision for income taxes	31.2	32.6	38.9	100.4	123.7
Income from continuing operations	95.6	127.2	102.3	326.9	333.1
(Loss) income on discontinued operation	-	(1.3)	0.4	(2.0)	(27.7)
Net income	$95.6	$125.9	$102.7	$324.9	$305.4
New business volume - funded	$3,368.7	$3,410.7	$3,113.9	$9,463.3	$8,564.7

Net Finance Revenue (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Interest income	$478.7	$491.2	$448.5	$1,461.5	$1,325.8
Rental income on operating leases	119.8	118.8	119.8	361.3	350.7
Finance revenue	598.5	610.0	568.3	1,822.8	1,676.5
Interest expense	190.1	190.2	143.8	564.1	403.0
Depreciation on operating lease equipment	57.8	57.8	56.9	176.0	169.2
Maintenance and other operating lease expenses	11.2	20.1	13.7	57.1	29.4
Net finance revenue	$339.4	$341.9	$353.9	$1,025.6	$1,074.9
AEA	$42,150.9	$42,082.4	$39,454.0	$42,103.0	$39,687.4

Net Finance Margin

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Interest income	4.54%	4.67%	4.55%	4.63%	4.45%
Rental income on operating leases	1.14%	1.13%	1.21%	1.14%	1.18%
Finance revenue	5.68%	5.80%	5.76%	5.77%	5.63%
Interest expense	1.80%	1.81%	1.46%	1.79%	1.35%
Depreciation on operating lease equipment	0.55%	0.55%	0.57%	0.56%	0.57%
Maintenance and other operating lease expenses	0.11%	0.19%	0.14%	0.18%	0.10%
Net finance margin	3.22%	3.25%	3.59%	3.25%	3.61%

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

The FASB issued revised guidance for impairments on financial instruments. The guidance requires use of the CECL model to estimate credit losses over the full remaining expected life of the portfolio, rather than incurred losses. See Note 1 – Business and Summary of Significant Accounting Policies for additional information on this guidance. The new guidance is effective for CIT as of January 1, 2020. Our implementation process includes loss forecasting model development, evaluation of technical accounting topics, updates to our allowance documentation, reporting processes and related internal controls, and overall operational readiness for our adoption of the standard, which will continue throughout the remainder of 2019. We currently expect the allowance for credit losses (“ACL”) to increase by approximately $200 - $300 million (excluding impacts from the pending MOB acquisition) upon adoption of this new guidance, largely driven by the CECL transition rules related to PCI Loans in CIT’s LCM portfolio, where the CECL reserve replaces the existing non-accretable discount, resulting in an increase to both the allowance and the loan balance; however, the reclassification from PCI to PCD will not result in an adoption date adjustment to retained earnings. The overall estimated capital impact is a decrease of approximately $50 - $100 million in retained earnings (excluding impacts from the pending MOB acquisition) upon adoption, while the regulatory capital impact may be phased-in over three years at CIT’s option. Estimates are still being evaluated and could materially change depending on final model validations, shifts in the macroeconomic environment, the composition of CIT’s loan and lease portfolios at adoption date, or other factors.

The following table represents CECL reserve impact by business and management’s key considerations.

Our planned approach for estimating expected life-time credit losses for loans and debt securities uses a baseline scenario to develop the quantitative component of the reserve. The current baseline scenario for CECL reserve forecasting assumes moderate economic growth, low unemployment and a stable credit environment. The qualitative component of the reserve seeks to address some of the inherent uncertainty in the baseline scenario and loss forecasting methodologies.

The adoption of CECL could produce higher volatility in the quarterly credit loss expense than the incurred loss model under current U.S. GAAP, and could adversely impact our ongoing earnings and capital levels over economic cycles, particularly for products with longer contractual terms. In addition, given CIT’s decision to not maintain the PCI pools under legacy guidance in the transition accounting to PCD assets, the loans from those pools will be accounted for at the loan level and subject to the same presentation and disclosure requirements as non-PCD loans. As a result, there will be an expected increase in the past due and non-accrual status loans for these legacy PCI loans.

SELECT DATA

Select Data (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Select Statement of Operations Data
Net interest revenue	$259.5	$272.8	$259.7	$813.2	$798.8
Provision for credit losses	26.6	28.6	38.1	88.2	139.8
Total non-interest income	312.7	319.1	350.5	946.3	1,105.5
Total non-interest expenses	428.8	393.1	401.4	1,227.3	1,244.1
Income from continuing operations, net of tax	142.8	136.8	129.4	398.8	380.4
Net income	142.8	137.6	131.5	399.3	355.3
Net income available to common shareholders	142.8	128.2	131.5	389.9	345.9
Per Common Share Data
Diluted income per common share - continuing operations	$1.50	$1.32	$1.13	$3.99	$3.01
Diluted income per common share	1.50	1.33	1.15	4.00	2.80
Book value per common share	60.27	59.01	54.22
Tangible book value per common share	55.60	54.29	50.02
Dividends declared per common share	0.35	0.35	0.25	1.05	0.57
Dividend payout ratio	23.3%	26.3%	21.7%	26.3%	20.3%
Performance Ratios
Return (available to common shareholders; continuing operations) on average common stockholders' equity	10.14%	9.12%	8.62%	9.25%	7.73%
Return (available to common shareholders; continuing operations) on average tangible common stockholders' equity	11.39%	10.34%	9.66%	10.47%	8.64%
Net finance margin	3.06%	3.13%	3.43%	3.13%	3.42%
Return (available to common shareholders; continuing operations) on AEA	1.24%	1.10%	1.14%	1.12%	1.09%
Average total equity to average total asset ratio	12.1%	12.1%	13.3%	12.1%	14.1%
Balance Sheet Data
Loans including receivables pledged	$31,345.5	$31,322.8	$30,495.8
Allowance for loan losses	(486.2)	(487.4)	(477.4)
Operating lease equipment, net	7,099.9	7,056.1	6,888.7
Total cash and deposits	1,824.6	1,672.4	1,367.5
Investment securities	6,109.7	6,571.7	6,339.5
Total assets	51,403.1	50,557.6	49,262.4
Deposits	35,910.0	35,324.4	30,825.0
Borrowings	6,423.2	6,326.4	8,674.2
Total common stockholders’ equity	5,708.5	5,591.0	5,995.3
Credit Quality
Non-accrual loans as a percentage of loans	0.95%	0.86%	1.04%
Net charge-offs as a percentage of average loans	0.34%	0.40%	0.35%	0.39%	0.41%
Allowance for loan losses as a percentage of loans	1.55%	1.56%	1.57%
Capital Ratios
CET1 capital ratio (fully phased-in)	11.6%	11.6%	12.4%
Tier 1 capital ratio (fully phased-in)	12.3%	12.3%	13.1%
Total capital ratio (fully phased-in)	14.3%	14.3%	15.1%

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

1.	Total Net Revenue, Net Finance Revenue, and Net Operating Lease Revenue

Although total net revenue, net finance revenue and net operating lease revenue are non-GAAP measures, the source of the data is various income statement line items, arranged in a different order, and with different subtotals than included in the statement of income, as described in this section.

Total net revenue is a non-GAAP measure that represents the combination of NFR and other non-interest income and is an aggregation of all sources of revenue for the Company. Total net revenue is used by management to monitor business performance and is used by management to calculate a net efficiency ratio, as discussed below.

NFR is a non-GAAP measure that represents the level of revenue earned on our loans and leases, and reflects interest income plus rental income on operating lease equipment less interest expense and expenses relating to operating lease equipment. NFR is another key performance measure used by management to monitor portfolio performance. NFR is also used to calculate a performance margin, NFM.

Due to the nature of our loans and leases, which include a higher proportion of operating lease equipment than most BHCs, certain financial measures commonly used by other BHCs are not as meaningful for our Company. As such, given our asset composition includes a high level of operating lease equipment, NFM as calculated below is used by management, instead of net interest margin (“NIM”). NIM, a common metric used by other BHCs, does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net operating lease revenue.

Net operating lease revenue is a non-GAAP measure that represents the combination of rental income on operating leases less depreciation on operating lease equipment and maintenance and other operating lease expenses. The net operating lease revenues measurement is used by management to monitor portfolio performance and returns on its purchased equipment.

Total Net Revenue and Net Operating Lease Revenue (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Interest income	$503.4	$515.5	$473.6	$1,535.4	$1,398.4
Rental income on operating lease equipment	211.7	213.0	264.3	642.4	779.2
Finance revenue (Non-GAAP)	715.1	728.5	737.9	2,177.8	2,177.6
Interest expense	243.9	242.7	213.9	722.2	599.6
Depreciation on operating lease equipment	76.0	76.8	78.0	232.2	231.6
Maintenance and other operating lease expenses	41.9	48.3	56.6	140.0	177.5
Net finance revenue (NFR) (Non-GAAP)	353.3	360.7	389.4	1,083.4	1,168.9
Other non-interest income	101.0	106.1	86.2	303.9	326.3
Total net revenues (Non-GAAP)	$454.3	$466.8	$475.6	$1,387.3	$1,495.2

NFR (Non-GAAP)	$353.3	$360.7	$389.4	$1,083.4	$1,168.9
Noteworthy items(3)	-	-	(8.6)	-	(26.5)
Adjusted NFR (Non-GAAP)	$353.3	$360.7	$380.8	$1,083.4	$1,142.4
Net finance margin (NFR as a % of AEA)(NFM)(Non-GAAP)	3.06%	3.13%	3.43%	3.13%	3.42%
NFM, adjusted for noteworthy items (Non-GAAP)	3.06%	3.13%	3.36%	3.13%	3.34%

Net Operating Lease Revenue
Rental income on operating leases	$211.7	$213.0	$264.3	$642.4	$779.2
Depreciation on operating lease equipment	76.0	76.8	78.0	232.2	231.6
Maintenance and other operating lease expenses	41.9	48.3	56.6	140.0	177.5
Net operating lease revenue (Non-GAAP)	$93.8	$87.9	$129.7	$270.2	$370.1

2.	Operating Expenses and Net Efficiency Ratio

Operating expenses excluding intangible asset amortization, restructuring charges and other noteworthy items is a non-GAAP measure used by management to compare period over period expenses. This reconciliation is provided within the Non-Interest Expenses section table.

The net efficiency calculation is a key performance metric that gauges our expense usage. This calculation compares the level of expenses to the level of total net revenues and is calculated by dividing the operating expenses excluding intangible asset amortization and restructuring charge by total net revenue derived in item 1 above. A lower result reflects a more efficient use of our expenses to generate revenue. We exclude intangible amortization and restructuring charges from these calculations as they are charges resulting from our strategic initiatives and not our operating activity.

We further adjust the calculation to exclude other noteworthy items from operating expenses and total net revenues due to their episodic nature and size. Noteworthy items impact the operating expenses for the quarter and nine months ended September 30, 2019, and impact total net revenues for the 2018 periods. Due to the exclusions of the mentioned items, and the noted aggregation of total net revenues, these are considered non-GAAP measures, as presented in the reconciliation below.

Net Efficiency Ratio (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Total net revenues (Non-GAAP)	$454.3	$466.8	$475.6	$1,387.3	$1,495.2
Noteworthy items	-	-	2.0	-	(45.2)
Adjusted total net revenues (Non-GAAP)	$454.3	$466.8	$477.6	$1,387.3	$1,450.0
Net Efficiency Ratio (Non-GAAP)	63.8%	56.1%	54.1%	59.3%	53.1%
Net Efficiency Ratio excluding noteworthy items (Non-GAAP)	57.5%	56.1%	53.9%	57.2%	54.8%

3.	Earning Assets, Average Earning Assets (“AEA”) and Core Loans and Leases

Earning asset balances (period end) displayed in the table below are directly derived from the respective line items in the balance sheet. These represent revenue generating assets, the average of which (AEA) provides a basis for management performance calculations, such as NFM. The average balances for the 2019 periods are based on daily balances, as system enhancements in 2019 allowed for the new basis. The enhancements do not allow for prior period updates. Although 2018 averages were derived from month end balances and remain as reported; these had been adjusted for the timing of significant transactions that would impact the average. Therefore, any difference compared to a daily average balance would not be significant. Because the balances are used in aggregate, as well as the average, there are no direct comparative balances on the balance sheet, and therefore these are considered non-GAAP measures.

Average Earnings Assets and Earning Assets (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Average Earning Assets (Non-GAAP)	$46,244.8	$46,147.8	$45,377.1	$46,187.6	$45,559.9

	September 30,	June 30,	September 30,
Period End Earning Assets	2019	2019	2018
Loans	$31,345.5	$31,322.8	$30,495.8
Operating lease equipment, net	7,099.9	7,056.1	6,888.7
Assets held for sale	169.2	190.8	1,380.5
Credit balances of factoring clients	(1,238.4)	(1,175.8)	(1,672.4)
Interest-bearing cash	1,617.3	1,555.6	1,199.9
Investment securities and securities purchased under agreement to resell	8,109.7	7,421.7	6,539.5
Indemnification assets	-	-	27.2
Total earning assets (Non-GAAP)	$47,103.2	$46,371.2	$44,859.2

Certain portfolios within the segments are being either run-off and/or sold. These include the LCM portfolio, NACCO rail assets in AHFS (sold in the fourth quarter of 2018), and NSP. In order to gauge the underlying level of loans and leases, management will exclude these portfolios when comparing to prior periods. By excluding these from the total average loans and leases, this metric is considered non-GAAP, and is presented only to assist the reader in understanding how management views the underlying change in these asset levels in aggregate. The following table reflects the average balances for the respective periods.

Core Average Loans and Leases (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Total average loans (incl HFS, net of credit balances)	$30,071.2	$29,628.0	$28,408.7	$29,694.8	$28,535.8
Total average operating lease equipment (incl HFS)	7,062.1	7,029.6	8,031.8	7,025.1	7,979.8
Total average loans and leases (Non-GAAP)	37,133.3	36,657.6	36,440.5	36,719.9	36,515.6
Average non-core portfolio, LCM	2,330.1	2,627.7	2,981.0	2,564.3	3,602.2
Average non-core portfolio, NACCO	-	-	1,208.6	-	1,218.0
Average non-core portfolios, NSP	5.7	15.8	27.2	13.5	43.7
Average core loans and leases (Non-GAAP)	$34,797.5	$34,014.1	$32,223.7	$34,142.1	$31,651.7

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

Tangible Book Value (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Total common shareholders' equity	$5,708.5	$5,591.0	$5,995.3	$5,708.5	$5,995.3
Less: Goodwill	369.9	369.9	369.9	369.9	369.9
Less: Intangible assets	71.8	77.6	95.0	71.8	95.0
Tangible book value (Non-GAAP, reconciled on Balance Sheet table)	5,266.8	5,143.5	5,530.4	5,266.8	5,530.4
Less: Disallowed deferred tax asset	-	(36.2)	(89.9)	-	(89.9)
Tangible common equity for ROTCE (Non-GAAP)	$5,266.8	$5,107.3	$5,440.5	$5,266.8	$5,440.5
Average tangible common equity (Non-GAAP)	$5,167.0	$5,098.1	$5,534.8	$5,127.8	$5,925.3

Income from continuing operations available to common shareholders	$142.8	$127.4	$129.4	$389.4	$371.0
Intangible asset amortization, after tax	4.3	4.4	4.3	13.1	13.1
Non-GAAP income from continuing operations - for ROTCE calculation	$147.1	$131.8	$133.7	$402.5	$384.1
Return on average tangible common equity (Non-GAAP)	11.39%	10.34%	9.66%	10.47%	8.64%
Non-GAAP income from continuing operations (from the following non-GAAP noteworthy tables)	$122.5	$127.4	$131.0	$369.1	$352.5
Intangible asset amortization, after tax	4.3	4.4	4.3	13.1	13.1
Non-GAAP income from continuing operations - for ROTCE calculation, excluding noteworthy items	$126.8	$131.8	$135.3	$382.2	$365.6
Preferred dividend normalization	(4.7)	4.7	(4.7)	(4.7)	(4.7)
Non-GAAP income from continuing operations - for ROTCE calculation, after noteworthy items and preferred dividend normalization	$122.1	$136.5	$130.6	$377.5	$360.9
Return on average tangible common equity, after noteworthy items (Non-GAAP)	9.82%	10.34%	9.78%	9.94%	8.23%
Return on average tangible common equity, after noteworthy items and preferred dividend normalization	9.46%	10.71%	9.44%	9.82%	8.12%

5.	Net income excluding noteworthy items and income from continuing operations excluding noteworthy items

Net income excluding noteworthy items and income from continuing operations excluding noteworthy items are non-GAAP measures used by management as each excludes items from the respective line item in the GAAP statement of income. Due to the episodic nature and size of noteworthy items, the Company believes that adjusting for these items provides the user of CIT’s financial information a measure of the underlying performance of the Company and of continuing operations specifically. We exclude noteworthy items to reflect how management views the underlying performance of the business. The non-GAAP noteworthy items are summarized in the following categories: significant due to the size of the transaction; transactions pertaining to items no longer considered core to CIT’s on-going operations; and other items, even though the respective balance may not have been significant. There were no noteworthy items for the quarter ended June 30, 2019.

Net Income and Income from Continuing Operations, Excluding Noteworthy Items (dollars in millions, except per share data)

			Pre-tax		After-Tax	Per
	Description	Line Item	Balance	Tax(2)	Balance	Share
Quarter Ended September 30, 2019
Net income available to common shareholders					$142.8	$1.50
Continuing Operations	Building impairment charge	Operating expenses	$28.9	$(7.3)	21.6	0.23
	Restructuring charge	Operating expenses	15.1	(3.8)	11.3	0.12
	Change in indefinite reinvestment tax assertion	(Benefit) provision for income taxes	-	(53.2)	(53.2)	(0.56)
Non-GAAP net income available to common shareholders, excluding noteworthy items(1)					$122.5	$1.29

Income from continuing operations available to common shareholders					$142.8	$1.50
	Building impairment charge	Operating expenses	$28.9	$(7.3)	21.6	0.23
	Restructuring charge	Operating expenses	15.1	(3.8)	11.3	0.12
	Change in indefinite reinvestment tax assertion	(Benefit) provision for income taxes	-	(53.2)	(53.2)	(0.56)
Non-GAAP income from continuing operations available to common shareholders, excluding noteworthy items(1)					$122.5	$1.29

Quarter Ended September 30, 2018
Net income available to common shareholders					$131.5	$1.15
Continuing Operations	NACCO suspended depreciation	Depreciation on operating lease equipment	$(8.6)	$2.7	(5.9)	(0.05)
	Impairment of LCM indemnification asset	Other non-interest income	21.2	(5.7)	15.5	0.14
	Release of valuation reserve on AHFS	Other non-interest income	(10.6)	-	(10.6)	(0.09)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	3.3	(0.7)	2.6	0.02
Non-GAAP net income available to common shareholders, excluding noteworthy items(1)					$133.1	$1.17

Income from continuing operations available to common shareholders					$129.4	$1.13
	NACCO suspended depreciation	Depreciation on operating lease equipment	$(8.6)	$2.7	(5.9)	(0.05)
	Impairment of LCM indemnification asset	Other non-interest income	21.2	(5.7)	15.5	0.14
	Release of valuation reserve on AHFS	Other non-interest income	(10.6)	-	(10.6)	(0.09)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	3.3	(0.7)	2.6	0.02
Non-GAAP income from continuing operations available to common shareholders, excluding noteworthy items(1)					$131.0	$1.15

			Pre-tax		After-Tax	Per
	Description	Line Item	Balance	Tax(2)	Balance	Share
Nine Months Ended September 30, 2019
Net income available to common shareholders					$389.9	$4.00
Continuing Operations	Building impairment charge	Operating expenses	$28.9	$(7.3)	21.6	0.22
	Restructuring charge	Operating expenses	15.1	(3.8)	11.3	0.12
	Change in indefinite reinvestment tax assertion	(Benefit) provision for income taxes	-	(53.2)	(53.2)	(0.55)
Non-GAAP net income available to common shareholders, excluding noteworthy items(1)					$369.6	$3.79

Income from continuing operations available to common shareholders					$389.4	$3.99
	Building impairment charge	Operating expenses	$28.9	$(7.3)	21.6	0.22
	Restructuring charge	Operating expenses	15.1	(3.8)	11.3	0.12
	Change in indefinite reinvestment tax assertion	(Benefit) provision for income taxes	-	(53.2)	(53.2)	(0.55)
Non-GAAP income from continuing operations available to common shareholders, excluding noteworthy items(1)					$369.1	$3.78

Nine Months Ended September 30, 2018
Net income available to common shareholders					$345.9	$2.80
Continuing Operations	NACCO suspended depreciation	Depreciation on operating lease equipment	$(26.5)	$7.8	(18.7)	(0.15)
	Gain and other revenues from sale of reverse mortgage portfolio	Other non-interest income	(29.3)	7.7	(21.6)	(0.18)
	Impairment of LCM indemnification asset	Other non-interest income	21.2	(5.7)	15.5	0.13
	Release of valuation reserve on AHFS	Other non-interest income	(10.6)	-	(10.6)	(0.09)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	22.4	(5.5)	16.9	0.14
Discontinued Operations	Loss on Financial Freedom servicing operations		18.7	(4.9)	13.8	0.11
Non-GAAP net income available to common shareholders, excluding noteworthy items(1)					$341.2	$2.77

Income from continuing operations available to common shareholders					$371.0	$3.01
	NACCO suspended depreciation	Depreciation on operating lease equipment	$(26.5)	$7.8	(18.7)	(0.15)
	Gain and other revenues from sale of reverse mortgage portfolio	Other non-interest income	(29.3)	7.7	(21.6)	(0.18)
	Impairment of LCM indemnification asset	Other non-interest income	21.2	(5.7)	15.5	0.13
	Release of valuation reserve on AHFS	Other non-interest income	(10.6)	-	(10.6)	(0.09)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	22.4	(5.5)	16.9	0.14
Non-GAAP income from continuing operations available to common shareholders, excluding noteworthy items(1)					$352.5	$2.86
(1)	Items may not sum due to rounding.
(2)	Income tax rates vary depending on the specific item and the entity location in which it is recorded.

6.	Effective Tax Rate Reconciliation

The provision for income taxes, excluding noteworthy items and tax discrete items, and the respective effective tax rate are non-GAAP measures, which management uses for analytical purposes to understand the Company’s underlying tax rate. Noteworthy items are presented in item 5 above, and discussed in various sections of the MD&A.

Effective Tax Rate Reconciliation - Noteworthy Items (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
(Benefit) provision for income taxes - GAAP	$(26.0)	$33.4	$41.3	$45.2	$140.0
Income tax on noteworthy items	64.3	-	3.7	64.3	(4.3)
Provision for income taxes, excluding noteworthy items - Non-GAAP	38.3	33.4	45.0	109.5	135.7
Income tax - remaining discrete items	0.3	9.2	4.5	11.9	0.5
Provision for income taxes, excluding noteworthy and discrete tax items - Non-GAAP	$38.6	$42.6	$49.5	$121.4	$136.2
Income from continuing operations before provision for income taxes	$116.8	$170.2	$170.7	$444.0	$520.4
Noteworthy items before tax	44.0	-	4.9	44.0	(23.2)
Adjusted income from continuing operations before provision for income taxes and discrete items - Non-GAAP	$160.8	$170.2	$175.6	$488.0	$497.2
Effective tax rate	(22.3)%	19.6%	24.2%	10.2%	26.9%
Effective tax rate, excluding noteworthy items - Non-GAAP	23.8%	19.6%	25.6%	22.4%	27.3%
Effective tax rate, excluding noteworthy and tax discrete items - Non-GAAP	24.0%	25.0%	28.2%	24.9%	27.4%
7.	Regulatory

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

•	recent accounting pronouncements and their estimated impact on our business or financial performance.
•	our plans to change our funding mix, to access new sources of funding, and to broaden our deposit taking capabilities, and expanding our treasury management services,
•	our pending or potential acquisition and disposition plans, and the integration and restructuring risks inherent in such acquisitions,
•	our credit risk management and credit quality,
•	our asset/liability risk management,
•	our funding, borrowing costs and NFR,
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
•

regulatory changes and developments, including changes in laws or regulations governing our business and operations, or affecting our assets, including our operating lease equipment or changes in the regulatory environment, whether due to events or factors specific to CIT, or other large multi-national or regional banks, or the industry in general,

•

risks associated with dispositions of businesses or asset portfolios, including how to replace the income associated with such businesses or asset portfolios and the risk of residual liabilities from such businesses or portfolios, and

•

risks associated with acquisitions of asset portfolios or businesses, such as MOB, including integrating technology and operations, merging cultures, and reducing duplication in personnel, policies, internal controls, and systems.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees regarding our performance. We do not assume any obligation to update any forward-looking statement for any reason.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, (the “Exchange Act”) as of September 30, 2019. Based on such evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part Two — Other Information

Item 1.  Legal Proceedings

See Note 14 — Contingencies, in the Notes to the unaudited interim Condensed Consolidated Financial Statements in Part I, Item 1 — Financial Statements, which is incorporated by reference into this item.

Item 1A.  Risk Factors

Risk factors remain unchanged during the quarter. For a discussion of risk factors, see Part I, Item 1A. Risk Factors, of CIT’s 2018 Form 10-K, and Forward-Looking Statements of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Repurchases of our common stock during the quarter ended September 30, 2019 are presented in the following table:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1 - 31, 2019	60,799	$49.98	60,799	—
August 1 - 31, 2019	—	—	—	—
September 1 - 30, 2019	—	—	—	—
Total Purchases	60,799

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

2.3

Agreement and Plan of Merger among Mutual of Omaha Insurance Company, Omaha Financial Holdings, Inc. Mutual of Omaha Bank, CIT Group Inc. and CIT Bank National Association, dated as of August 12, 2019 (incorporated by reference to Exhibit 2.1 to Form 8-K filed August 16, 2019).

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

4.6

Subordinated Indenture, dated as of March 9, 2018, between CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (incorporated by reference to Exhibit 4.3 to Form 8-K filed March 12, 2018).

4.7

First Supplemental Indenture, dated as of March 9, 2018, between CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 6.125% Subordinated Notes due 2028) (incorporated by reference to Exhibit 4.4 to Form 8-K filed March 12, 2018).

4.8

Eighth Supplemental Indenture, dated as of August 17, 2018 by and among CIT Group Inc., Wilmington Trust National Association as trustee and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 4.750% Senior Unsecured Notes due 2024) (incorporated by reference to Exhibit 4.2 of Form 8-K filed August 17, 2018). Certain instruments defining the rights of holders of long-term debt securities of CIT and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. CIT hereby undertakes to furnish to the SEC, upon request, copies of such instruments.

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

10.19	Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2019) (incorporated by reference to Exhibit 10.19 to Form 10-Q filed May 3, 2019).
10.20	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with performance Based Vesting) (2019) (incorporated by reference to Exhibit 10.20 to Form 10-Q filed May 3, 2019).
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
101.1

The following materials from CIT Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from CIT Group Inc.’s Form 10-Q for the quarterly period ended September 30, 2019, formatted inline XBRL (contained in exhibit 101.1).

*	Indicates a management contract or compensatory plan or arrangement.
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

November 1, 2019	CIT GROUP INC.

/s/ John Fawcett
John Fawcett
Executive Vice President and
Chief Financial Officer

/s/ Edward K. Sperling
Edward K. Sperling
Executive Vice President and Controller