Form 10-K
period 2019-12-31
CIT GROUP INC
filed 2020-02-20
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2019	or	☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:001-31369

CIT GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification No.)

11 West 42nd Street, New York, New York (Address of Registrant's principal executive offices)	10036 (Zip Code)

(212) 461-5200 Registrant's telephone number including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Exchange
Common Stock, par value $0.01 per share	CIT	New York Stock Exchange
5.625% Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share	CITPRB	New York Stock Exchange

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

Yes ☐ No ☑

At February 7, 2020, there were 98,031,696 shares of CIT's common stock, par value $0.01 per share, outstanding.

The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the New York Stock Exchange Composite Transaction closing price of Common Stock ($52.54 per share, 94,745,441 shares of common stock outstanding), which occurred on June 28, 2019, was $4,951,528,691. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination shall not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes ☑ No ☐

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III.

CIT ANNUAL REPORT 2019

PART ONE

Item 1. Business Overview

BUSINESS DESCRIPTION

CIT Group Inc., together with its subsidiaries (collectively “we”, “our”, “CIT” or the “Company”), is a bank holding company (“BHC”) and a financial holding company (“FHC”) with $46 billion of earning assets and total deposits of $35 billion at December 31, 2019. CIT was formed in 1908 and provides financing, leasing and advisory services principally to middle-market companies and small businesses in a wide variety of industries, primarily in North America. CIT also provides banking and related services to commercial and individual customers through our banking subsidiary, CIT Bank, N.A. (“CIT Bank”), which includes over 60 branches located in Southern California and its online bank. Visit cit.com.

CIT is regulated by the Board of Governors of the Federal Reserve System (“FRB”) and the Federal Reserve Bank of New York (“FRBNY”) under the U.S. Bank Holding Company Act of 1956, as amended (“BHC Act”). CIT Bank is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury ("OCC").

On January 1, 2020, we acquired Mutual of Omaha Bank (“MOB”), the savings bank subsidiary of Mutual of Omaha Insurance Company and Omaha Financial Holdings, Inc. (“OFHI”). CIT paid approximately $1 billion as consideration, comprised of $850 million in cash and approximately 3.1 million shares of CIT Group Inc. common stock (valued at approximately $141 million at the time of closing). Total assets acquired were approximately $8.4 billion and deposits were approximately $7.0 billion. Because the acquisition closed on January 1, 2020, balances and results of operations of MOB are not included in CIT’s reported financial results in this Annual Report on Form 10-K as of or for the year ended December 31, 2019 (“2019 Form 10-K”). See Item 8. Financial Statements and Supplementary Data (“Item 8”), Note 29 — Subsequent Events and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) for additional information.

BUSINESS SEGMENTS

As of December 31, 2019, we manage our business and report our financial results in two operating segments: Commercial Banking and Consumer Banking, and a non-operating segment, Corporate. In the fourth quarter of 2019, we modified our business segment reporting. The former segment Non-Strategic Portfolios (“NSP”), which included a nominal amount of loans held for sale at December 31, 2019, is now reported in Corporate. We also modified reporting of select asset balances and financial statistics at the division level in Commercial Banking. Our factoring business, Commercial Services, which was reported in the Business Capital division, is now reported in the Commercial Finance division. In addition, an equipment financing portfolio consisting mostly of large ticket leases was transferred from Business Capital to Commercial Finance. Also, in Consumer Banking, Other Consumer Banking was renamed Consumer and Community Banking. All segment data included in this 2019 Form 10-K has been reclassified to conform to the current presentation.

SEGMENT	DIVISIONS	MARKETS AND SERVICES
Commercial Banking	• Commercial Finance • Business Capital • Rail • Real Estate Finance

•      Commercial Finance, Business Capital, and Real Estate Finance provide lending, leasing and other financial and advisory services, primarily to small and middle-market companies across select industries.

•      Commercial Finance also provides asset-based lending, factoring, receivables management products and supply chain financing.

•      Rail provides equipment leasing and secured financing to railroads and shippers.

Consumer Banking	• Consumer and Community Banking • Legacy Consumer Mortgages ("LCM")

•      Consumer and Community Banking includes a full suite of deposit products, single family residential (“SFR”) loans, and Small Business Administration (“SBA”) loans, as well as community development investments and loans.

•      LCM consists of acquired SFR loans that are in run-off.

Corporate		• Earning assets primarily include investment securities, interest-bearing cash, and to a much lesser extent, loans held for sale from the former NSP segment.

•      Certain items are not allocated to operating segments and are included in Corporate. Some of the more significant and recurring items that are not allocated to operating segments include interest income on investment securities, income on bank owned life insurance (“BOLI”), a portion of interest expense primarily related to funding costs, mark-to-market adjustments on foreign currency hedges, restructuring charges, intangible assets amortization expenses, loss on debt extinguishments, as well as certain unallocated interest income and other costs.

We set underwriting standards for each business and employ portfolio risk management models to achieve desired portfolio demographics. Our collection and servicing operations are organized by business and geography to provide efficient client interfaces and uniform customer experiences.

CIT ANNUAL REPORT 2019

Information about our segments is also included in the MD&A and Item 8, Note 24 — Business Segment Information.

COMMERCIAL BANKING

Commercial Banking provides a range of lending, leasing and deposit products, as well as ancillary products that include interest rate risk management and foreign exchange products, and services, including factoring, cash management, capital markets, asset management, and advisory services, primarily to small and medium-sized companies, as well as to the rail industry. Revenue is generated from interest earned on loans, rent on equipment leased, fees and other revenue from lending and leasing activities, banking services, and capital markets transactions, along with commissions earned on factoring and related activities. We source our commercial lending business primarily through direct marketing to borrowers, lessees, manufacturers, vendors and distributors, and through referral sources and other intermediaries. Periodically we buy participations in syndications of loans and lines of credit and purchase loans on a whole-loan basis.

Commercial Banking is comprised of four divisions, Commercial Finance, Business Capital, Rail, and Real Estate Finance.

Description of Divisions

Commercial Finance provides a range of commercial lending, leasing and deposit products, as well as ancillary services and products, including cash management, capital markets and advisory services, primarily to small and middle market companies in a wide range of industries, including aerospace & defense, aviation, communication, power and energy, entertainment, gaming, healthcare, industrials, maritime, restaurants, retail, services and technology. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery and equipment, transportation equipment and/or intangibles, and are often used for working capital, plant expansion, acquisitions or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature and quality of the collateral, may be referred to as collateral-backed loans, asset-based loans or cash flow loans. Loans are originated through relationships with private equity sponsors, or through direct relationships, led by originators with extensive experience in their respective industries. We also provide asset management services for which we collect management fees and partner in joint ventures.

In addition, through our Commercial Services business unit, we provide factoring, receivable management, and secured financing to businesses (our clients, who are generally manufacturers or importers of goods) that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Factoring entails the assumption of credit risk with respect to trade accounts receivable arising from the sale of goods by our clients to their customers (generally retailers) that have been factored (i.e., sold or assigned to the factor).

Business Capital provides leasing and equipment financing to small businesses and middle market companies in a wide range of industries on both an indirect and direct basis through integrated vendor platforms. In our indirect business, we assist manufacturers and distributors in growing sales, profitability and customer loyalty by providing customized, value-added finance solutions to their commercial clients. In our direct financing and leasing business, we provide financing solutions for our borrowers and lessees. Additionally, through Small Business Solutions, our on-line credit lending platform, we provide small business unsecured loans and equipment financing. Our lending platform allows small businesses to access commercial loans and leases, including both capital and operating leases, through a highly automated credit approval, documentation and funding process.

Rail offers customized leasing and financing solutions on a fleet of railcars and locomotives to railroads and shippers throughout North America. Railcar types include covered hopper cars used to ship grain and agricultural products, plastic pellets, sand, and cement; tank cars for energy products and chemicals; gondolas for coal, steel coil and mill service products; open hopper cars for coal and aggregates; boxcars for paper and auto parts, and centerbeams and flat cars for lumber. The rail portfolio is discussed further in the Concentrations section of the MD&A.

Real Estate Finance provides senior secured commercial real estate loans to developers and other commercial real estate professionals. We focus on properties with a stable cash flow, provide financing to reposition existing properties, and originate construction loans to highly experienced and well capitalized developers. The division also includes a portfolio of acquired multi-family commercial mortgage loans in run-off.

Key Risks

Key risks faced by the divisions include credit, business, market and asset risk. Credit risks associated with secured financings relate to the ability of our borrower to repay our loan and the value of the collateral underlying the loan should our borrower default on its obligations. Business risks include the demand for services that is broadly affected by the overall level of economic growth and is more specifically affected by the overall level of economic activity in CIT's target industries. Changes in supply and demand of products and services affect the pricing CIT can earn in the market. New business volume in Commercial Banking is affected by CIT's ability to maintain and develop relationships with its equity sponsors, clients, vendor partners, distributors and resellers. Commercial Banking is also exposed to market risk related to its syndication activity, which could expose CIT to risk arising from the inability to sell loans to other lenders, resulting in lower fee income and higher than expected credit exposure to certain borrowers.

CIT ANNUAL REPORT 2019

The products and services provided by Commercial Services involve two types of credit risk: customer and client. A customer is the account debtor and obligor on trade accounts receivable that have been factored with and assigned to the factor. The most prevalent risk in factoring transactions for Commercial Services is customer credit risk, which relates to the financial inability of a customer to pay undisputed factored trade accounts receivable. A client is the counterparty to Commercial Services on any factoring, financing, or receivables purchasing agreement to sell trade receivables to Commercial Services, and generally is a manufacturer or importer of goods. While less significant than customer credit exposure, client credit risk relates to a decline in the creditworthiness of a borrowing client, their consequent inability to repay their loan, and the possible insufficiency of the underlying collateral (including the customer accounts receivable) to cover any loan repayment shortfall.

Commercial Services is also subject to a variety of other risks, including operational risk, due to the high transaction volume, business risks related to competitive pressures from other banks, boutique factors, and credit insurers, and seasonal risks due to retail trends. These pressures create risk of reduced pricing and factoring volume for CIT. In addition, client de-factoring can occur if retail credit conditions are benign for a long period and clients no longer demand factoring services for credit protection.

The primary risks for Rail are asset risk (resulting from ownership of the railcars and related equipment on operating lease) and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying rail equipment that is leased. Rail invests in long-lived equipment, railcars and locomotives, which have economic useful lives of approximately 40-50 years. This equipment is then leased to commercial end-users with lease terms of typically three to five years. CIT is exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in reduced future lease income over the remaining life of the asset or a lower sale value.

Asset risk is generally recognized through changes to lease income streams from fluctuations in lease rates and/or utilization. Changes to lease income occur when the existing lease contract expires and is renewed at a lower rate or the asset comes off lease, and the business seeks to enter a new lease agreement. Asset risk may also change depreciation, resulting from changes in the residual value of the operating lease asset or through impairment of the asset carrying value, which can occur at any time during the life of the asset. Asset risk is primarily related to the Rail division, and to a lesser extent, Business Capital and Commercial Finance.

Credit risk in the leased equipment portfolio results from the potential default of lessees, driven either by obligor specific or industry-wide conditions and is economically less significant than asset risk for Rail, because in the operating lease business there is no extension of credit to the obligor. Instead, the lessor deploys a portion of the useful life of the asset. Credit losses manifest through multiple parts of the income statement including loss of lease/rental income due to missed payments, time off lease, or lower rental payments than the existing contract due to either a restructuring with the existing obligor or re-leasing of the asset to another obligor, as well as higher expenses due to, for example, repossession costs to recover, refurbish, and re-lease assets.

CONSUMER BANKING

Consumer Banking includes Retail Banking, Consumer Lending, and SBA Lending, which are grouped together for purposes of discussion as Consumer and Community Banking, and LCM. We source our Consumer Lending business primarily through our branch network and industry referrals, as well as direct digital marketing efforts. Periodically we purchase loans on a whole-loan basis. We source our SBA loans through a network of SBA originators. We also make community development investments and loans that support the construction of affordable housing in our communities.

Consumer and Community Banking offers consumer mortgage lending and deposit products to its consumer customers. The division offers conforming and jumbo residential mortgage loans throughout the United States. Mortgage loans are primarily originated through CIT Bank branches and retail referrals, employee referrals, internet leads, direct marketing and a correspondent lending channel. Additionally, loans are purchased through whole loan and portfolio acquisitions. Consumer Lending includes product specialists, internal sales support and origination processing, structuring and closing. Retail Banking is the primary deposit gathering business of CIT Bank and operates through a network of retail branches in Southern California and an online direct channel. We offer a broad range of deposit and lending products along with payment solutions to meet the needs of our clients (both individuals and small businesses), including checking, savings, money market, individual retirement accounts, and time deposits.

The division also originates qualified SBA 504 loans and 7(a) loans. SBA 504 loans generally provide growing businesses with long-term, fixed-rate financing for major fixed assets, such as land and buildings. SBA 7(a) loans provide working capital, acquisition of inventory, machinery, equipment, furniture, and fixtures, the refinance of outstanding debt subject to any program guidelines, and acquisition of businesses, including partnership buyouts.

LCM includes portfolios of SFR mortgages that are being run-off or sold. Certain of these loans were covered by loss sharing agreements (“LSAs”) with the Federal Deposit Insurance Corporation (“FDIC”) against certain future losses sustained on these loans. Covered Loans were previously acquired by OneWest Bank, N.A. in connection with the LSAs for the FDIC-assisted acquisitions of IndyMac Federal Bank, FSB (“IndyMac”) (expired March 2019), First Federal Bank of California, FSB (“First Federal”) (expired December 2019), and La Jolla Bank, FSB (“La Jolla”) (expiring February 2020).

CIT ANNUAL REPORT 2019

Key Risks

Key risks in Consumer Banking include credit, collateral and geographic concentration risk. Similar to our commercial business, credit risks associated with secured consumer financings relate to the ability of the borrower to repay its loan and the value of the collateral underlying the loan should the borrower default on its obligations. Our consumer mortgage loans are typically collateralized by the underlying property, primarily single-family homes. Therefore, collateral risk relates to the potential decline in value of the property securing the loan. A majority of the loans are concentrated in Southern California, resulting in geographic concentration risk related to a potential downturn in the economic conditions or a potential natural disaster, such as earthquakes, mudslides, or wildfires, in that region.

See Risk Factors in Item 1A. and the Risk Management section in the MD&A for further discussions on risk.

CIT BANK, N.A.

CIT Bank is regulated by the OCC.

CIT Bank raises deposits through its branch network of over 60 locations in Southern California, its online bank (visit cit.com), from retail and institutional customers through commercial channels, and, to a lesser extent, broker channels. CIT Bank's existing suite of deposit products includes checking, savings, money market, individual retirement accounts and time deposits.

CIT Bank provides lending, leasing and other financial and advisory services, primarily to small and middle-market companies across select industries through its Commercial Finance, Rail, Real Estate Finance, and Business Capital divisions. The Bank also offers residential mortgage lending and deposits to its customers through its Consumer and Community Banking division. To help fulfill its community reinvestment act (“CRA”) obligations, CIT Bank provides equity investments, loans to support affordable housing and other community development activities, as well as grants and service-related activities, throughout its assessment area in Southern California.

CIT Bank's loans and leases are primarily commercial loans, consumer loans and operating lease equipment. CIT Bank's operating lease portfolio consists primarily of leased railcars and related equipment.

At year-end, CIT Bank remained well capitalized, maintaining capital ratios above required levels.

See discussion in Item 8, Note 29 — Subsequent Events, regarding the acquisition of MOB.

INFORMATION SECURITY

Information security, including cybersecurity, is a high priority for CIT. Recent highly publicized events have highlighted the importance of cybersecurity, including cyberattacks against financial institutions, governmental agencies and other organizations that resulted in the compromise of personal and/or confidential information, the theft or destruction of corporate information, and demands for ransom payments to release corporate information encrypted by so-called “ransomware.” A successful cyberattack could harm CIT’s reputation and/or impair its ability to provide services to its customers.

CIT has developed policies and technology designed to (i) protect both our own and our clients’ information from cyberattacks or other corruption or loss, (ii) reasonably assure the continuity of CIT’s business in the event of disruptions of CIT’s or its vendors’ critical systems, and (iii) comply with regulatory requirements relating to the protection of customer information (see Regulation – Privacy Provisions and Customer and Client Information below). For additional information on CIT’s cybersecurity and business continuity programs, see the Risk Management section of the MD&A below.

DISCONTINUED OPERATIONS

At December 31, 2019, there were no assets or liabilities of discontinued operations. Discontinued operations are discussed in Note 2 — Discontinued Operations in Item 8.

EMPLOYEES

CIT employed 3,609 people at December 31, 2019. Based upon the location of the Company's legal entities, as of December 31, 2019, 3,572 were employed in U.S. entities and 37 in non-U.S. entities.

COMPETITION

We operate in highly competitive markets. Our competitors include global and regional commercial banks and community banks, as well as captive finance companies, leasing companies, business development companies, and other non-bank lenders. In most of our business lines, we have a few large competitors that have significant market share and many smaller niche competitors. Many of our competitors have substantial financial, technological, and marketing resources.

CIT ANNUAL REPORT 2019

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

REGULATION

We are regulated pursuant to U.S. federal banking laws, regulations and policies. Such laws and regulations are intended primarily for the protection of depositors, customers and the federal Deposit Insurance Fund (“DIF”), as well as to minimize risk to the banking system as a whole, and not for the protection of our shareholders or non-depository creditors. Bank regulatory agencies have broad examination and enforcement power over BHCs and their bank and non-bank subsidiaries, including the power to impose substantial fines, limit dividends and other capital distributions, restrict operations and acquisitions, and require divestitures. BHCs and banks, as well as subsidiaries of both, are prohibited by law from engaging in practices that the relevant regulatory authority deems unsafe or unsound. CIT is a BHC and elected to be treated as an FHC, under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). CIT Bank is chartered as a national bank by the OCC and is a member bank of the Federal Reserve System. CIT and CIT Bank are subject to certain limitations on our activities, transactions with affiliates, and payment of dividends, and certain standards for capital and liquidity, safety and soundness, and incentive compensation, among other matters. The principal regulator of CIT and its non-bank subsidiaries is the FRB and the principal regulator of CIT Bank and its subsidiaries is the OCC. Both CIT and CIT Bank are subject to the jurisdiction of the Consumer Financial Protection Bureau (“CFPB”).

Certain of our subsidiaries are subject to the jurisdiction of other governmental agencies and self-regulated organizations. CIT Capital Securities LLC is a broker-dealer registered with the Securities and Exchange Commission ("SEC") and a member of the Financial Industry Regulatory Authority (“FINRA”), a self-regulated organization. CIT Asset Management LLC is a registered investment adviser subject to the jurisdiction of the SEC. Our insurance operations are primarily conducted through The Equipment Insurance Company and CIT Insurance Agency, Inc. Each company is licensed to enter into insurance contracts and is subject to regulation and examination by state insurance regulators.

In May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act (“EGRRCPA”) was signed into law. Among other changes, the EGRRCPA amended provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) to increase the threshold for applicability of the enhanced prudential standards for BHCs from $50 billion to $250 billion. The EGRRCPA’s increased threshold took effect immediately for BHCs with total consolidated assets of less than $100 billion, including CIT. As a result, certain of the enhanced prudential standards required under Sections 165 and 166 of the Dodd-Frank Act are not applicable to CIT.

Banking Supervision and Regulation

Permissible Activities

As a BHC, CIT may engage in the business of banking, managing or controlling banks, performing servicing activities for subsidiaries, and engaging in activities that the FRB has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto. As an FHC, CIT may also may engage in or acquire and retain the shares of a company engaged in activities that are financial in nature or incidental or complementary to activities that are financial in nature as long as the FHC continues to meet the eligibility requirements for FHCs, including that the FHC and each of its U.S. depository institution subsidiaries remain “well-capitalized” and “well-managed.”

A depository institution subsidiary is considered “well-capitalized” if it satisfies the requirements discussed below under “Prompt Corrective Action.” A depository institution subsidiary is considered “well-managed” if it received a composite rating and management rating of at least “satisfactory” in its most recent examination. If an FHC ceases to be well-capitalized and well-managed, the FHC must enter into a non-public confidential agreement with the FRB to comply with all applicable capital and management requirements. Until the FHC returns to compliance, the FRB may impose limitations or conditions on the conduct of its activities, and the company may not commence any new non-banking financial activities permissible for FHCs or acquire a company engaged in such financial activities without prior approval of the FRB. If the company does not timely return to compliance, the FRB may require divestiture of the FHCs depository institutions. BHCs and banks must also be well-capitalized and well-managed in order to acquire banks located outside their home state. An FHC will also be limited in its ability to commence non-banking financial activities or acquire a company engaged in such financial activities if any of its insured depository institution subsidiaries fails to maintain a “satisfactory” rating under the Community Reinvestment Act (“CRA”), as described below under “Community Reinvestment Act.”

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

CIT ANNUAL REPORT 2019

Capital Requirements

The Company and the Bank are subject to risk-based requirements and rules issued by the FRB, OCC, and FDIC (the “Basel III Rules”) that are based upon the final framework of the Basel Committee on Banking Supervision (the “Basel Committee”) for strengthening capital and liquidity regulation. Under the Basel III Rules, the Company and the Bank apply the Standardized Approach in measuring their risk-weighted assets (“RWA”) and regulatory capital.

Under the Basel III Rules, the Company and the Bank are subject to minimum capital ratios for common equity tier 1 (“CET1”) capital, Tier 1 capital, and Total capital of 4.5%, 6.0% and 8.0%, respectively. The Basel III Rules also include a “capital conservation buffer” of 2.5%, composed entirely of CET1 capital, in addition to the minimum capital to RWA ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to RWA above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall and the institution’s "eligible retained income" (that is, four quarter trailing net income, net of distributions and tax effects not reflected in net income).

As of January 1, 2020, CIT is required to maintain the following risk-based capital ratios:

	Minimum Capital Requirements — January 1, 2020
	CET 1	Tier 1 Capital	Total Capital
Stated minimum ratios	4.5%	6.0%	8.0%
Capital conservation buffer	2.5%	2.5%	2.5%
Effective minimum ratios	7.0%	8.5%	10.5%

The Company and CIT Bank meet all capital requirements under the Basel III Rules, including the capital conservation buffer. The table in the MD&A (Regulatory Capital section) presents CIT's and CIT Bank's capital ratios.

The Company and CIT Bank are also required to maintain a minimum Tier 1 leverage ratio (Tier 1 capital to a quarterly average of non-risk weighted total assets) of 4%. The Company and CIT Bank are not subject to the Basel III Rules’ countercyclical buffer or the supplementary leverage ratio.

The Basel III Rules provide for a number of deductions from and adjustments to CET1. These include, for example, goodwill, other intangible assets, and deferred tax assets (“DTAs”) that arise from net operating loss and tax credit carryforwards net of any related valuation allowance. Mortgage servicing rights (“MSRs”), DTAs arising from temporary differences that could not be realized through net operating loss carrybacks and investments in non-consolidated financial institutions must also be deducted from CET1 to the extent that they exceed certain thresholds. In November 2017, the federal bank regulators revised the Basel III Rules to extend the transitional treatment of certain DTAs, MSRs, investments in non-consolidated financial institutions and minority interests for non-advanced approaches banking organizations, such as the Company and the Bank, until April 1, 2020, when the revisions to simplify the regulatory capital treatment of those items take effect.

The Company and CIT Bank, as non-advanced approaches banking organizations, made a one-time, permanent election under the Basel III Rules to exclude the effects of certain components of accumulated other comprehensive income (“AOCI”) included in shareholders’ equity under U.S. GAAP (for example, mark-to-market of securities held in the available-for-sale (“AFS”) portfolio) in determining regulatory capital ratios.

Under the Basel III Rules, certain off-balance sheet commitments and obligations are converted into RWA, that, together with on-balance sheet assets, are the base against which regulatory capital is measured. The Basel III Rule defined the risk-weighting categories for BHCs and banks that follow the Standardized Approach based on a risk-sensitive analysis, depending on the nature of the exposure. Risk weights range from 0% for U.S. government and agency securities, to as high as 1,250% for such exposures as certain tranches of securitizations or unsettled security/commodity transactions. In November 2019, the federal banking agencies adopted a rule revising the scope of commercial real estate mortgages subject to a 150% risk weight.

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

Current Expected Credit Losses Transitional Provisions

In June 2016, FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which revises the methodology for estimating credit losses on financial assets measured at amortized

CIT ANNUAL REPORT 2019

cost (including loans and held-to-maturity debt securities), net investments in finance leases, available for sale debt securities and unfunded loan commitments. Under this guidance, the current expected credit losses (“CECL”) model is based on lifetime expected credit losses, rather than incurred losses, and requires the recognition of these lifetime losses in the allowance for credit losses, or other liabilities for unfunded loan commitments, on the balance sheet at the time of origination or purchase. The Company has adopted this new guidance, effective as of January 1, 2020.

In December 2018, the federal bank regulators issued a final rule to allow financial institutions to phase in the day-one regulatory capital effects of the adoption of ASU 2016-13. A financial institution that elects to phase in the day-one adverse effects of CECL adoption will phase in the impact to its regulatory capital calculations over a three-year period beginning on the first day of the fiscal year in which the financial institution adopts CECL. The Company has elected to phase in the regulatory capital impact over the allowable three years. See Note 1 - Business and Summary of Significant Accounting Policies – Recent Accounting Pronouncements in Item 8 for additional information on this accounting pronouncement.

Regulatory Expectations for Capital Planning

Under Sections 165 and 166 of the Dodd-Frank Act, as amended by the EGRRCPA, the FRB has promulgated regulations and issued guidance imposing enhanced prudential supervision requirements on BHCs with total consolidated assets of $100 billion or more. As a BHC with total consolidated assets of less than $100 billion, CIT is not subject to these enhanced prudential standards, including capital planning and stress testing requirements under the FRB’s “Comprehensive Capital Analysis and Review” (“CCAR”) process. However, the FRB has indicated that the capital planning and risk management practices of financial institutions with assets of less than $100 billion will continue to be reviewed through the regular supervisory process.

CIT is required to maintain a comprehensive and effective capital planning process in accordance with SR Letter 09-4, “Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies” (“SR 09-4”). Under SR 09-4, a BHC is expected to inform and consult with the FRB before (i) declaring and paying a dividend that could raise safety and soundness concerns, (ii) redeeming or repurchasing regulatory capital instruments when the BHC is experiencing financial weakness, or (iii) redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction in the amount of such instrument during the quarter in which the redemption or repurchase occurs. BHCs are expected to advise the FRB sufficiently in advance of such capital action to provide reasonable opportunity for supervisory review and possible objection. The FRB reviews our capital planning process as part of its regular supervisory process.

In July 2019, the FRB eliminated the standalone prior approval requirement in the capital rules for repurchase or redemption of common stock. In certain circumstances, CIT’s repurchases of its common stock may be subject to a prior approval or notice requirement under the regulations or policies of the FRB. Any redemption or repurchase of preferred stock or subordinated debt remains subject to prior supervisory approval.

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

On July 6, 2018, following approval of the EGRRCPA, the FRB issued a statement to provide guidance on how it would administer certain regulations and reporting requirements that the EGRRCPA immediately affected. Among other actions, the FRB stated that it would not require bank holding companies with less than $100 billion in total consolidated assets to comply with the LCR requirements. In October 2019, the federal bank regulators issued final rules under the EGRRCPA for tailoring the criteria for determining the applicability of capital and liquidity requirements for large U.S. banking organizations (the “Tailoring Rules”). Under the Tailoring Rules, banking organizations with less than $100 billion in total consolidated assets, including the Company, are not subject to the LCR.

Nevertheless, the federal bank regulators have indicated that the capital planning and risk management practices of financial institutions with assets of less than $100 billion will continue to be reviewed through the regular supervisory process. The Company and CIT Bank intend to maintain a liquidity risk management and monitoring process designed to ensure appropriate liquidity to meet expected and contingent funding needs under both normal and stress environments, subject to the regular supervisory review process. See “MD&A – Risk Management – Liquidity Risk”.

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

CIT ANNUAL REPORT 2019

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

Dividends

CIT Group Inc. is a legal entity separate and distinct from CIT Bank and CIT’s other subsidiaries. Its primary sources of cash are interest on intercompany loans to its subsidiaries and dividends from its subsidiaries.

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

The ability of CIT to pay dividends on common stock may be affected by various factors, including regulatory capital requirements. Capital and non-capital standards established for depository institutions under the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended (“FDICIA”) may limit the ability of CIT Bank to pay dividends to CIT. The right of CIT, its stockholders, and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to prior claims of creditors of CIT Bank and CIT’s other subsidiaries.

OCC regulations limit CIT Bank’s ability to pay dividends if the total amount of all dividends (common and preferred) declared in any current year, including the proposed dividend, exceeds the total net income for the current year to date plus any retained net income for the prior two years, less the sum of any transfers required by the OCC and any transfers required to fund the retirement of any preferred stock. If a dividend in either of the prior two years exceeded that year’s net income, the excess will not reduce the net income for the three-year period described above, provided the amount of excess dividends for either of the prior two years can be offset by retained net income in the current year minus three years or the current year minus four years.

Volcker Rule

Provisions of the Dodd-Frank Act, commonly known as the “Volcker Rule,” prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds and other private funds that are offered within specified exemptions to the Investment Company Act, known as “covered funds,” subject to certain exemptions. In August 2019, the OCC and the FDIC approved revisions to the regulations implementing the Volcker Rule (the “2019 Final Rule”), effective January 1, 2020, with mandatory compliance by January 1, 2021. The FRB, SEC, and CFTC are also expected to approve the revisions. The revisions implement the compliance programs requirements based on the trading size of an institution’s trading operations, which builds on the relief granted by the EGRRCPA.

The 2019 Final Rule established three tiers of banking entities, based on the dollar amount of trading assets and liabilities (excluding obligations of or guaranteed by the United States or its agencies and certain U.S. government owned or sponsored enterprises). Each banking entity must establish its compliance program based on whether it has significant trading assets and liabilities ($20 billion or more), moderate trading assets and liabilities ($1 billion or more but less than $20 billion), or limited trading assets and liabilities (less than $1 billion). Banking entities with limited trading assets and liabilities, such as CIT, have a rebuttable presumption of reliance, are not subject to CEO attestation requirements, and may implement the prohibitions and other requirements of the permitted trading activity into their existing internal policies and procedures.

In January 2020, the FRB, OCC, FDIC, CFTC and SEC (the “Volcker Rule regulators”) issued a proposal to clarify and amend certain definitions, requirements and exemptions with respect to covered funds. The ultimate impact of any amendments to the Volcker Rule regulations will depend on, among other things, further rulemaking and implementation guidance from the Volcker Rule regulators.

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

CIT ANNUAL REPORT 2019

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

Prompt Corrective Action

FDICIA, among other things, establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The following table sets forth the required capital ratios to be deemed “well capitalized” or “adequately capitalized” under regulations in effect at December 31, 2019.

	Prompt Corrective Action Ratios — December 31, 2019
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

CIT Bank's capital ratios were all in excess of minimum requirements for well capitalized at December 31, 2019.

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

Brokered Deposits

An insured depository institution, such as CIT Bank, generally is prohibited from accepting, renewing or rolling over brokered deposits unless the institution is well-capitalized under the prompt corrective action framework described above, or unless it is adequately capitalized and obtains a waiver from the FDIC. In addition, less than well-capitalized banks are subject to restrictions on the interest rates they may pay on deposits. In December 2019, the FDIC issued a proposed rule that is designed to bring the brokered deposits regulations in line with modern deposit taking methods and that may reduce the amount of deposits that would be classified as brokered. The impact on the Bank from any changes to the brokered deposit regulations will depend on the final form of the proposed rule and cannot be predicted at this time.

Source of Strength Doctrine and Support for Subsidiary Banks

FRB policy and, after the Dodd-Frank Act, the BHC Act requires BHCs such as CIT to serve as a source of strength and to commit capital and other financial resources to subsidiary banks. This support may be required at times when CIT may not be able to provide such support without adversely affecting its ability to meet other obligations. If CIT is unable to provide such support, the FRB could instead require the divestiture of CIT Bank and impose operating restrictions pending the divestiture. Any capital loans by a BHC to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of the subsidiary bank, including intercompany loans from the BHC to its subsidiary banks and senior and subordinated debt securities issued by the subsidiary banks to the BHC. If a BHC commits to a federal bank regulator that it will maintain the capital of its bank subsidiary, whether in response to the FRB's invoking its source of strength authority or in

CIT ANNUAL REPORT 2019

response to other regulatory measures, that commitment will be assumed by the bankruptcy trustee and the bank will be entitled to priority payment in respect of that commitment.

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

The FDIC uses a two scorecard system, one scorecard for most large institutions with more than $10 billion in assets, such as CIT Bank, and another scorecard for "highly complex" institutions with over $50 billion in assets that are directly or indirectly controlled by a U.S. parent with over $500 billion in assets. Each scorecard has a performance score and a loss-severity score that is combined to produce a total score, which is translated into an initial assessment rate. In calculating these scores, the FDIC utilizes a bank's capital level and CAMELS ratings (a composite regulatory rating based on Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity to market risk) and certain financial measures designed to assess an institution's ability to withstand asset-related stress and funding-related stress. The FDIC also has the ability to make discretionary adjustments to the total score, up or down based upon significant risk factors that are not adequately captured in the scorecard. The total score translates to an initial base assessment rate on a non-linear, sharply increasing scale. For large institutions, such as CIT Bank, the initial base assessment rate ranges from three to thirty basis points (0.03% – 0.30%) on an annualized basis. After the effect of potential base rate adjustments, the total base assessment rate could range from one and a half to forty basis points (0.015% – 0.40%) on an annualized basis. The total base assessment rate is multiplied by the institution’s assessment base, which is the average consolidated total assets minus average tangible equity, to determine the FDIC assessment fees.

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

Transactions with Affiliates

Transactions between CIT Bank and its subsidiaries, and CIT and its other subsidiaries and affiliates (“Affiliate Transactions”), are regulated pursuant to Sections 23A and 23B of the Federal Reserve Act and the FRB's Regulation W. These laws and regulations limit the types and amounts of Affiliate Transactions, including loans and other extensions of credit. Extensions of credit include credit exposure arising from repurchase and reverse repurchase agreements, and securities borrowing and derivative transactions. These laws and regulations also restrict certain other Affiliate Transactions that may otherwise take place, such as the purchase of existing loans or other assets. Affiliate Transactions generally must be on an arms-length basis and, in the case of extensions of credit, be secured by specified amounts and types of collateral. These laws and regulations generally do not apply to transactions between CIT Bank and its subsidiaries.

During 2015, 2016 and 2018 CIT Bank purchased railcars from non-bank subsidiaries of CIT. The aggregate covered value of the railcar transfers to CIT Bank was $809 million at December 31, 2019. Several non-bank subsidiaries of CIT have entered into transactions to sell assets to CIT Bank from time to time. Each of these transactions by CIT Bank with non-bank subsidiaries of CIT constitute transactions with affiliates and are subject to the volume, asset quality, deal terms and other limits set forth in Sections 23A and 23B of the Federal Reserve Act and Regulation W.

Safety and Soundness Standards

FDICIA requires the federal bank regulatory agencies to prescribe safety and soundness standards, by regulations or guidelines, as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies have adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material

CIT ANNUAL REPORT 2019

respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “Prompt Corrective Action” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil monetary penalties.

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

CIT and CIT Bank are also subject to certain other non-preempted state laws and regulations designed to protect consumers. Additionally, CIT Bank is subject to a variety of regulatory and contractual obligations imposed by credit owners, insurers and guarantors of the mortgages we originate and service. This includes, but is not limited to, Fannie Mae, Freddie Mac, Ginnie Mae, the Federal Housing Finance Agency ("FHFA"), and the Federal Housing Administration ("FHA"). We are also subject to the requirements of the Home Affordable Modification Program ("HAMP") and other government programs in which we participate.

CIT ANNUAL REPORT 2019

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

Community Reinvestment Act

The CRA requires depository institutions like CIT Bank to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice by, among other things, providing credit to low- and moderate-income (“LMI”) individuals and communities within its assessment area. The CRA does not establish specific lending requirements or programs for depository institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings, which are made available to the public. In order for a FHC to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the FHC must have received a rating of at least "satisfactory" in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of applications to acquire, merge, or consolidate with another banking institution or its holding company, to establish a new branch office that will accept deposits or to relocate an office, and such record may be the basis for denying the application. CIT Bank received a rating of "Satisfactory" on its most recent published CRA examination by the OCC dated August 6, 2018 and released December 5, 2019.

In December 2019, the OCC and the FDIC proposed a rule that would seek to expand the types of activities that qualify for CRA credit; revise how banks delineate their CRA assessment areas; and establish new standards for evaluating banks with more than $500 million in assets, including, among others, the number of qualifying retail loan originations to LMI individuals. The impact on CIT Bank from any changes to the CRA regulations will depend on the final form of the proposed rule and how it is implemented and applied.

On November 1, 2019, as part of the process to acquire MOB, CIT announced a Community Benefits Plan developed in collaboration with the California Reinvestment Coalition (“CRC”) and the National Community Reinvestment Coalition (“NCRC”). Through the plan, CIT Bank agreed to $7.75 billion in CRA qualified lending and investments over a four-year term, covering the period of January 1, 2020 through December 31, 2023. Of the $7.75 billion commitment, $6.5 billion over the four-year plan period will be within California for statewide CRA lending and investments, with sub-targets for specified small business and mortgage lending. Outside of California, the Bank has committed $1.25 billion over the four-year term in CRA qualified lending and investments to communities where the bank will have physical branches. The Plan sets forth additional goals for supplier diversity, and the addition of a new branch in California, which will serve LMI customers in a neighborhood of color.

Incentive Compensation

The federal banking agencies issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act discussed below.

In 2016, the federal banking agencies and the SEC proposed rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including CIT and CIT Bank). These rules have not yet been adopted.

CIT ANNUAL REPORT 2019

Anti-Money Laundering ("AML") and Economic Sanctions

In the U.S., the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001, imposes significant obligations on financial institutions, including banks, to detect and deter money laundering and terrorist financing, including requirements to implement AML programs, verify the identity of customers that maintain accounts, file currency transaction reports, and monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. Financial institutions are subject to Customer Due Diligence requirements, issued by the Financial Crimes Enforcement Network (“FinCEN”), to identify and verify the identity of natural persons, known as beneficial owners, who own, control, and profit from legal entity customers when those customers open accounts. The Company has implemented policies, procedures, and internal controls that are designed to comply with all applicable AML laws and regulations. The Company has also implemented policies, procedures, and internal controls that are designed to comply with the regulations and economic sanctions programs administered by the U.S. Treasury's Office of Foreign Assets Control ("OFAC"), which administers and enforces economic and trade sanctions against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy, or economy of the U.S., as well as sanctions based on United Nations and other international mandates.

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

Privacy Provisions and Customer and Client Information

Certain aspects of the Company’s business are subject to legal requirements concerning the use and protection of customer information, including those adopted pursuant to Gramm-Leach-Bliley Act (“GLBA”) and the Fair and Accurate Credit Transactions Act of 2003 in the U.S., and various laws in other jurisdictions in which it may do business. Federal banking regulators, as required under the GLBA, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties, requiring disclosure of privacy policies to consumers and, in some circumstances, allowing consumers to prevent disclosure of certain personal information to nonaffiliated third parties. Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act that have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among different affiliated companies for cross-selling products and services between those affiliated companies.

In addition, privacy and data protection are areas of increasing state legislative focus, and several states have recently enacted consumer privacy laws that impose compliance obligations with respect to personal information. For example, in June 2018, the Governor of California signed into law the California Consumer Privacy Act of 2018 (the “CCPA”). The CCPA, which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA will give consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including for information that is collected, processed, sold or disclosed pursuant to the GLBA. In October 2019, the California Attorney General adopted regulations to implement the CCPA. In addition, similar laws have and may be adopted by other states where the Company does business. The impact of the CCPA and other state privacy laws on the Company’s business is yet to be determined.

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

CIT ANNUAL REPORT 2019

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

GLOSSARY OF TERMS

Accretable Yield reflects the excess of cash flows expected to be collected (estimated fair value at acquisition date) over the recorded investment of Purchase Credit Impaired (“PCI”) Loans and Investments and is recognized in interest income using an effective yield method over the expected remaining life. The accretable yield is affected by changes in interest rate indices for variable rate PCI loans, changes in prepayment assumptions and changes in expected principal and interest payments and collateral values. Upon adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related ASUs, on January 1, 2020, the concept of PCI was eliminated, thereby eliminating the concept of Accretable Yield. See Item 8, Note 1 — Business and Summary of Significant Accounting Policies.

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

Average Earning Assets ("AEA"), is a non-GAAP measure, and is computed using daily balances of Earning Assets. We use this average for certain key profitability ratios, including return on AEA, and Net Finance Revenue as a percentage of AEA (Net Finance Margin) for the respective period.

Average Loans is computed using daily balances and is used to measure the rate of return on loans and the rate of net charge-offs, for the respective period.

CIT ANNUAL REPORT 2019

Average Operating Leases ("AOL") is computed using daily balances and is used to measure the rate of return on our operating lease portfolio for the respective period.

Common Equity Tier 1 ("CET1"), Additional Tier 1 Capital, Tier 1 Capital, Tier 2 Capital, and Total Capital are regulatory capital measures as defined in the capital adequacy guidelines issued by the Federal Reserve. CET1 is common stockholders' equity reduced by capital deductions such as goodwill, intangible assets and DTAs that arise from net operating loss and tax credit carryforwards, and adjusted by elements of other comprehensive income and other items. Tier 1 Capital is Common Tier 1 Capital plus other Additional Tier 1 Capital instruments including, non-cumulative preferred stock. Total Capital consists of Tier 1 Capital and Tier 2 Capital, which includes subordinated debt, and qualifying allowance for credit losses and other reserves.

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

Economic Value of Equity Sensitivity ("EVE Sensitivity") measures the net impact of hypothetical changes on the value of equity by assessing the economic value of assets, liabilities and off-balance sheet instruments.

FICO Score is a credit bureau-based industry standard score developed by the Fair Isaac Corporation (FICO) that predicts the likelihood of borrower default. We use FICO scores in underwriting and assessing risk in our consumer lending portfolio.

Gross Yield is calculated as finance revenue divided by AEA and derives the revenue yield generated over the respective period.

Impaired Loan is a loan for which, based on current information and events, it is probable that CIT will be unable to collect all amounts due according to the contractual terms of the loan.

Interest income includes interest earned on loans, interest-bearing cash balances, debt investments and dividends on investments.

Lease — finance is an agreement in which the party who owns the property (lessor), which is CIT as part of our finance business, permits another party (lessee), which is our customer, to use the property with substantially all of the economic benefits and risks of asset ownership passed to the lessee. Finance leases are commonly known as sales-type leases and direct finance leases.

Lease — operating is a lease in which CIT retains ownership of the asset (operating lease equipment, net), collects rental payments, recognizes depreciation on the asset, and retains the risks of ownership, including obsolescence.

Loans include loans, finance lease receivables, and factoring receivables, and do not include amounts contained within AHFS.

Loans and Leases include Loans, operating lease equipment, net, and AHFS, all measured as of a specific date.

Loan-to-Value Ratio ("LTV") is a calculation of a loan's collateral coverage that is used in underwriting and assessing risk in our lending portfolio. LTV at any point in time is the result of the total loan obligations secured by collateral divided by the fair value of the collateral.

Loss Sharing Agreements are agreements in which the FDIC indemnifies OneWest Bank against certain future losses on assets purchased from the FDIC. Eligible losses are submitted to the FDIC for reimbursement when a qualifying loss event occurs (e.g., charge-off of loan balance or liquidation of collateral). Reimbursements approved by the FDIC usually are received within 60 days of submission. Receivables related to these loss sharing agreements are referred to as Covered Loans.

Lower of Cost or Fair Value relates to the carrying value of an asset. The cost refers to the current book balance of certain assets, such as AHFS.

CIT ANNUAL REPORT 2019

Net Efficiency Ratio is a non-GAAP measure that measures the level of operating expenses to our revenue generation over a period of time. It is calculated by dividing operating expenses, excluding intangible assets amortization and restructuring charges, by Total Net Revenue. This calculation may differ from other financial institutions' ratio due to the inclusion of operating lease revenue and associated expenses, and the exclusion of the noted item.

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

Non-performing Assets include Non-accrual Loans, OREO, and repossessed assets.

Other Non-Interest Income includes (1) fee revenues, including fees on lines of credit, letters of credit, capital market related fees, agent and advisory fees and servicing fees, (2) factoring commissions (3) gains and losses on leasing equipment, net of impairments, (4) BOLI income, (5) property tax income, (6) gains and losses on investment securities, net of impairments, and (7) other revenues.

Other Real Estate Owned ("OREO") is a term applied to real estate properties owned by a financial institution and are considered non-performing assets.

Purchase Accounting Adjustments (“PAA”) reflect accretable and non-accretable components of the fair value adjustments to acquired assets and liabilities assumed in a business combination. Accretable adjustments reflect discounts and premiums to the acquired assets and liabilities.

PCI Loans and PCI Investments are loans and investments that at the time of an acquisition were considered impaired, because there was evidence of credit deterioration since origination of the loan and investment and it was probable that all contractually due amounts (principal and interest) would not be collected. Upon adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related ASUs, on January 1, 2020, the concept of PCI was eliminated and replaced by purchase credit deteriorated (“PCD”) loans. See Item 8, Note 1 — Business and Summary of Significant Accounting Policies.

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

CIT ANNUAL REPORT 2019

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

Right of Use Asset (“ROU Asset”) represents our right, as lessee, to use underlying assets for the lease term, and lease liabilities represent our obligation to make lease payments arising from the leases.

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

Total Net Revenue is a non-GAAP measure that is the sum of NFR and other non-interest income and is used for the efficiency ratio.

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

CIT ANNUAL REPORT 2019

Acronyms

The following is a list of certain acronyms we use throughout this document:

Acronym	Definition	Acronym	Definition
AEA	Average Earnings Assets	HAMP	Home Affordable Modification Program
AFS	Available for Sale	HECM	Home Equity Conversion Mortgage
AHFS	Assets Held for Sale	HELOC	Home Equity Lines of Credit
ALCO	Asset Liability Committee	HFI	Held for Investment
ALLL	Allowance for Loan and Lease Losses	HTM	Held to Maturity
ALM	Asset and Liability Management	HQLA	High-Quality Liquid Assets
AML	Anti-money Laundering	HUD	U.S. Department of Housing and Urban Development
AOCI	Accumulated Other Comprehensive Income	IT	Information Technology
AOL	Average Operating Leases	LCM	Legacy Consumer Mortgages
ASC	Accounting Standards Codification	LCR	Liquidity Coverage Ratio
ASR	Accelerated Share Repurchase Program	LGD	Loss Given Default
ASU	Accounting Standards Update	LIBOR	London Inter-Bank Offered Rate
BHC	Bank Holding Company	LIHTC	Low Income Housing Tax Credit
BOLI	Bank Owned Life Insurance	LMI	Low and Middle Income
BPS	Basis point(s); 1bp=0.01%	LOCOM	Lower of the Cost or Market Value
CCAR	Comprehensive Capital Analysis and Review	LTV	Loan-to-Value
CCC	Corporate Credit Committee	MBS	Mortgage-Backed Securities
CCO	Chief Credit Officer	MOB	Mutual of Omaha Bank
CDI	Core Deposit Intangibles	MSR	Mortgage Servicing Rights
CECL	Current Expected Credit Losses	NFM	Net Finance Margin
CET1	Common Equity Tier 1 Capital	NFR	Net Finance Revenue
CFP	Contingency Funding Plan	NII Sensitivity	Net Interest Income Sensitivity
CFTC	Commodities Futures Trading Commission	NIM	Net Interest Margin
CFPB	Consumer Financial Protection Bureau	NOLs	Net Operating Loss Carryforwards
CRA	Community Reinvestment Act	OCC	Office of the Comptroller of the Currency
CRO	Chief Risk Officer	OCI	Other Comprehensive Income
CTA	Currency Translation Adjustment	OFAC	Office of Foreign Asset Control
DCF	Discounted Cash Flows	OLA	Orderly Liquidation Authority
DFAST	Dodd-Frank Act Stress Test	OMR	Open Market Repurchases (of common stock)
DIF	Deposit Insurance Fund	OREO	Other Real Estate Owned
DPA	Deferred Purchase Agreement	OTTI	Other than Temporary Impairment
DTA/DTL	Deferred Tax Asset / Deferred Tax Liability	PAA	Purchase Accounting Adjustments
ECAP	Enterprise Stress Testing and Economic Capital	PB	Primary Beneficiary
EMC	Executive Management Committee	PCI	Purchased Credit-Impaired
EPS	Earnings Per Share	PCD	Purchased Credit Deteriorated
ERC	Enterprise Risk Committee	PD	Probability of Obligor Default
ERM	Enterprise Risk Management	PHMSA	U.S. Pipeline and Hazardous Materials Safety Administration
EVE Sensitivity	Economic Value of Equity Sensitivity	PLM	Problem Loan Management
FASB	Financial Accounting Standards Board	RCC	Risk Control Committee
FCPA	Foreign Corrupt Practices Act	RMC	Risk Management Committee
FDIA	Federal Deposit Insurance Act	RMG	Risk Management Group
FDIC	Federal Deposit Insurance Corporation	ROAEA	Return on Average Earning Assets
FDICIA	FDIC Improvement Act of 1991	ROTCE	Return on Tangible Common Stockholders' Equity
FHA	Federal Housing Administration	ROU	Right of Use
FHC	Financial Holding Company	RWA	Risk Weighted Assets
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
FICO	Fair, Isaac Corporation	SEC	Securities and Exchange Commission
FINRA	Financial Industry Regulatory Authority	SFR	Single Family Residential
FNMA	Federal National Mortgage Association	SIFI	Systemically Important Financial Institution
FRB	Board of Governors of the Federal Reserve System	SOFR	Secured Overnight Financing Rate
FRBNY	Federal Reserve Bank of New York	TBV	Tangible Book Value
FV	Fair Value	TCE	Tangible Common Stockholders' Equity
GAAP	Accounting Principles Generally Accepted in the U.S.	TDR	Troubled Debt Restructuring
GLBA	Gramm-Leach-Bliley Act	UPB	Unpaid Principal Balance
GSEs	Government-Sponsored Enterprises	VA	Valuation Allowance
		VIE	Variable Interest Entity

CIT ANNUAL REPORT 2019

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

Strategic Risks

If the assumptions and analyses underlying our strategy and business plan are incorrect, including with respect to market conditions, capital and liquidity, business strategy, and operations, we may be unsuccessful in executing our strategy and business plan.

A number of strategic issues affect our business, including how we allocate our capital and liquidity, our business strategy, our funding models, and the quality and efficiency of operations. We developed our strategy and business plan based upon certain assumptions, analyses, and financial forecasts, including with respect to our capital levels, credit ratings, revenue growth, earnings, interest margins, expense levels, cash flow, credit losses, liquidity and financing sources, lines of business and geographic scope, acquisitions and divestitures, equipment residual values, capital expenditures, retention of key employees, and the overall strength and stability of general economic conditions. Financial forecasts are inherently subject to many uncertainties and are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Accordingly, our actual financial condition and results of operations may differ materially from what we have forecast, and we may not be able to reach our goals and targets. If we are unable to implement our strategic initiatives effectively, we may need to refine, supplement, or modify our business plan and strategy in significant ways. If we are unable to fully implement our business plan and strategy, it may have a material adverse effect on our business, results of operations and financial condition.

We may not be able to achieve the expected benefits from buying or selling a business or assets, or entering into a new business initiative, which may have an adverse effect on our business or results of operations.

As part of our strategy and business plan, we may consider buying or selling a business or assets in order to manage our business, the products and services we offer, our asset levels, credit exposures, or liquidity position. There are a number of risks inherent in purchase and sale transactions, including the risk that we fail to identify or acquire key businesses or assets, that we fail to complete a pending transaction, that we fail to sell a business or assets that are considered non-strategic or high risk, that we overpay for an acquisition or receive inadequate consideration for a disposition, or that we fail to properly integrate an acquired company or to realize the anticipated benefits from the transaction. We acquired MOB on January 1, 2020, and we sold (i) our Commercial Air business in April 2017, (ii) NACCO SAS, our European rail car leasing business in 2018, and (iii) our Financial Freedom servicing business, including our reverse mortgage portfolio, in May 2018.

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

Integrating the operations of an acquired entity can be difficult. As a result, CIT may not be able to fully achieve its strategic objectives and planned operating efficiencies in an acquisition. CIT and any target company typically will have different policies, procedures, and processes, including accounting, credit and other risk and reporting policies, and will utilize different information technology systems, which will require significant time, cost, and effort to integrate. CIT may also be exposed to other risks inherent in an acquisition, including the risk of unknown or contingent liabilities, changes in our credit, liquidity, interest rate or other risk profiles, potential asset quality issues, potential disruption of our existing business and diversion of management’s time and attention, possible loss of key employees or customers of the acquired business, and the risk that certain items were not accounted for properly by the seller in accordance with financial accounting and reporting standards. If we fail to realize the expected revenue increases, cost savings, increases in geographic or product scope, and/or other projected benefits from an acquisition, or if we are unable to adequately integrate the acquired business, or experience unexpected costs, changes in our risk profile, or disruption to our business, it could have an adverse effect on our business, financial condition, and results of operations.

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

CIT ANNUAL REPORT 2019

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

When we account for acquisitions under the purchase method of accounting, we record the acquired assets and liabilities at fair value. All PCI loans are initially recorded at fair value based on the present value of their expected cash flows and on a subsequent basis, the expected cash flows are updated based on management’s best estimate. We estimate cash flows using internal credit, interest rate and prepayment risk models using assumptions about matters that are inherently uncertain. We may not realize the estimated expected cashflows of these loans. In addition, although the difference between the pre-acquisition carrying value of the credit-impaired loans and their expected cash flows (the “non-accretable difference”) is available to absorb future charge-offs, we may be required to increase our allowance for loan losses and related provision expense because of subsequent additional deterioration in these loans.

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

Capital and Liquidity Risks

If we fail to maintain sufficient capital or adequate liquidity to meet regulatory capital requirements or supervisory expectations, there could be an adverse effect on our business, results of operations, and financial condition.

As a banking organization, CIT’s capital and liquidity are subject to regulation and supervision by banking regulators. Although the enhanced prudential supervision requirements imposed on large BHCs under the Tailoring Rules do not apply to CIT, the banking regulators, pursuant to their regular supervisory process, could require CIT to maintain more and higher quality capital than previously expected and could limit our business activities (including lending) and our ability to expand organically or through acquisitions, diversify our capital structure, or pay dividends or otherwise return capital to shareholders. The banking regulators could also require CIT to hold higher levels of high-quality liquid assets (“HQLA”), thereby limiting our ability to invest in longer-term other assets at higher yields. If we fail to maintain the appropriate capital levels or adequate liquidity, we could become subject to a variety of formal or informal enforcement actions, which may include restrictions on our business activities, including limiting lending and leasing activities, limiting the expansion of our business, either organically or through acquisitions, or requiring the raising of additional capital, which may be dilutive to shareholders. If we are unable to maintain sufficient capital or adequate liquidity, it may have a material adverse effect on our business, results of operations and financial condition.

Our Revolving Credit Facility also includes terms that require us to comply with regulatory capital requirements and maintain a Tier 1 regulatory capital ratio of at least 9.0%. If we are unable to satisfy these or any of the other relevant terms of the Revolving Credit Facility, the lenders could elect to terminate the Revolving Credit Facility and require us to repay outstanding borrowings. In such event, unless we are able to refinance the indebtedness coming due and replace the Revolving Credit Facility, we may not have adequate liquidity for our business needs, which may have an adverse effect on our business, results of operations and financial condition.

CIT ANNUAL REPORT 2019

If we fail to maintain adequate liquidity or to generate sufficient cash flow to satisfy our obligations as they come due, whether due to a downgrade in our credit ratings or for any other reasons, it could adversely affect our future business operations.

CIT’s liquidity is essential for the operation of our business. Our liquidity, and our ability to fund our activities through bank deposits or wholesale funding markets, could be affected by a number of factors, including market conditions, our capital structure and capital levels, our credit ratings, and the performance of our business. An adverse change in any of those factors, and particularly a downgrade in our credit ratings, could negatively affect CIT’s liquidity and competitive position, increase our funding costs, or limit our access to the deposit markets or wholesale funding markets. Further, an adverse change in the performance of our business could have a negative impact on our operating cash flow. CIT’s credit ratings are subject to ongoing review by the rating agencies, which consider a number of factors, including CIT’s own financial strength, performance, prospects, and operations, as well as factors not within our control, including conditions affecting the financial services industry generally. See the "Funding and Liquidity — Debt Ratings" section of the MD&A for additional discussion of CIT’s credit ratings.  There can be no assurance that we will maintain or improve our current ratings, some of which are below investment grade at the holding company level. If we experience a substantial, unexpected, or prolonged change in the level or cost of liquidity, or fail to generate sufficient cash flow to satisfy our obligations, either as a result of a downgrade in our credit ratings or for any other reason, it could materially adversely affect our business, financial condition, or results of operations.

Our business may be adversely affected if we fail to successfully expand our deposits at CIT Bank or if our aggregate amount of deposits decreases.

CIT Bank currently has a branch network with over 60 branches and an on-line bank, which offer a variety of deposit products to retail customers. CIT Bank also offers a range of deposit products to commercial clients. Our ability to raise deposits and offer competitive interest rates on deposits is dependent on CIT Bank's capital levels, the size of its branch network, the quality and scope of its online banking platform, and its ability to attract lower cost demand deposits. Federal banking law generally prohibits a bank from accepting, renewing or rolling over brokered deposits, unless the bank is well-capitalized, or it is adequately capitalized and obtains a waiver from the FDIC. There are also restrictions on interest rates that may be paid by banks that are less than well capitalized, under which such a bank generally may not pay an interest rate on any deposit of more than 75 basis points over the national rate published by the FDIC, unless the FDIC determines that the bank is operating in a high-rate area. We are likely to face significant competition for deposits from larger BHCs who are similarly seeking larger and more stable pools of funding and from new entrants to online banking. If CIT Bank fails to expand and diversify its deposit-taking capability, or if CIT Bank's aggregate amount of deposits decreases due to economic uncertainty, a migration of deposits to the largest banks, or for other reasons, it could have an adverse effect on our business, results of operations, and financial condition.

We may be restricted from paying dividends or repurchasing our common stock.

CIT is a legal entity separate and distinct from its subsidiaries, including CIT Bank, and relies on interest and dividends from its subsidiaries for a significant portion of its cash flow. Federal banking laws and regulations limit the amount of dividends that CIT Bank can pay to CIT. At CIT, routine payment of dividends from earnings that can be sustained on a recurring basis would not typically require consultation with the regulators. However, regulatory guidance states that a BHC should consult with regulators in circumstances where the declaration and payment of a dividend could raise concerns about the safe and sound operation of the BHC and its depository institution subsidiaries, where the dividend declared for a period is not supported by earnings for that period, and where a BHC plans to declare a material increase in its common stock dividend. In certain circumstances, CIT’s repurchases of its common stock may be subject to a prior approval or notice requirement under the regulations or policies of the FRB.

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

Our allowance for loan losses may not keep pace with changes in the credit-worthiness of our customers or in collateral values. If the credit quality of our customer base declines, if the risk profile of a market, industry, or group of customers changes significantly, if we are unable to collect the full amount on equipment, real estate, or accounts receivable taken as collateral, or if the value of equipment, real estate, or other collateral deteriorates significantly, our allowance for loan losses may prove inadequate, which could have a material adverse effect on our business, results of operations, and financial condition.

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

ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which is effective for the Company as of January 1, 2020, will substantially change the accounting for credit losses on loans and other financial assets held by banks, financial institutions and other organizations. The standard changes the incurred loss model in GAAP for recognizing credit losses and instead requires companies to reflect their estimate of current expected credit losses over the life of the financial assets. The

CIT ANNUAL REPORT 2019

adoption of the standard has resulted in an overall increase in the allowance for credit losses. It is also possible that the Company's ongoing reported earnings and lending activity will be negatively impacted in periods following adoption. See Note 1 — Business and Summary of Significant Accounting Policies in Item 8 and the “Critical Accounting Estimates” section of the MD&A for additional discussion on the impact of the Company’s adoption of this accounting standard.

We could be adversely affected by the actions and changes in the commercial soundness of other financial institutions.

CIT’s ability to engage in routine funding transactions could be adversely affected by the actions and changes in the commercial soundness of other financial institutions. Financial institutions are interrelated as a result of syndications, trading, clearing, counterparty, or other relationships. CIT has exposure to many different industries and counterparties, and it routinely executes transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual funds, private equity funds, hedge funds, vendors, and other institutional clients. Defaults by, or even rumors or questions about, one or more financial institutions, or the financial services industry generally, could affect market liquidity and could lead to losses or defaults by us or by other institutions. Many of these transactions could expose CIT to credit risk in the event of default by its counterparty or client. In addition, CIT’s credit risk may be impacted if the collateral held by it cannot be realized or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to CIT. There is no assurance that any such losses would not adversely affect CIT, possibly materially.

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

A majority of CIT Bank’s retail branch network and a majority of its consumer mortgage loans are located in Southern California. Although our other businesses are national in scope, these other businesses also have a significant presence within the Southern California geographic market. Adverse conditions in the Southern California geographic market, such as inflation, unemployment, recession, market disruption, natural or man-made disasters, or other factors beyond our control, could impact the ability of borrowers in Southern California to repay their loans, decrease the value of the collateral securing loans in Southern California, or affect the ability of our customers in Southern California to continue conducting business with us, any of which could have a material adverse effect on our business and results of operations.

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

If the market value of leased equipment decreases at a rate greater than we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, recession or other adverse economic conditions, or other factors, it could adversely affect the current values or the residual values of such equipment. For example, as the price of or demand for crude oil, coal, or other commodities goes up or down, whether due to changes in production levels, general economic conditions, concerns over climate change, or other reasons, it may affect the demand for railcars used to ship such commodities and the lease rates for such railcars, which could affect the residual values of such railcars. Further, if certain commodities cause more wear and tear on railcars, such as increased corrosion, it may increase maintenance and repair costs, which could affect the residual values of such railcars.

Certain equipment residual values, including railcar residuals, are dependent on the manufacturers’ or vendors’ warranties, reputation, and other factors, including demand and market conditions and liquidity. Residual values for certain equipment, including rail and medical equipment, may also be affected by changes in laws or regulations that mandate design changes or additional safety features. For example, regulations issued by the PHMSA in the U.S. and TC in Canada in 2015, and supplemented by the FAST Act in the U.S., require us to retrofit a significant portion of our tank cars over the next several years in order to continue leasing those tank cars for the transport of a flammable liquid. In addition, we may not realize the full market value of equipment if we are required to sell it to meet liquidity needs or for other reasons outside of the ordinary course of business. Consequently, there can be no assurance that we will realize our estimated residual values for equipment.

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

CIT ANNUAL REPORT 2019

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

Any significant change in market interest rates may result in a change in net finance margin and net finance revenue. A substantial portion of our loans and other financing products, a portion of our investment portfolio, and a portion of our deposits and other borrowings, bear interest at floating interest rates. As interest rates increase, periodic interest obligations owed by our customers to us will also increase, as will our own interest expense. Demand for our loans or other financing products may decrease as interest rates rise or if interest rates are expected to rise in the future. In addition, if prevailing interest rates increase, some of our customers may not be able to make the increased interest payments or refinance their payment transactions, resulting in payment defaults and loan impairments. As interest rates rise, the yield on any floating rate securities in our investment portfolio will increase but the market value of securities with fixed-rate interest payments will fall. Conversely, if interest rates remain low, our interest expense may decrease, but our customers may refinance the loans they have with us at lower interest rates, or with others, leading to lower revenues. As interest rates fall, the market value of fixed-rate  investment securities will rise but the yield on any floating-rate securities in our investment portfolio will fall.  As interest rates rise and fall over time, any significant change in market rates may result in a change in net finance revenue, particularly if the interest rates we pay on our deposits and other borrowings and the interest rates we charge our customers do not change uniformly either due to timing or differences in reference rates, which may have a material adverse effect on our business, operating results and financial condition.

We may be adversely affected by deterioration in economic conditions that is general in scope or affects specific industries, products or geographic areas.

Weak economic conditions are likely to have a negative impact on our business and results of operations. Prolonged economic weakness or other adverse economic or financial developments in the U.S. or global economies in general, or affecting specific industries, geographic locations and/or products, would likely adversely impact credit quality as borrowers may fail to meet their debt payment obligations, particularly customers with highly leveraged loans. Adverse economic conditions have in the past and could in the future result in declines in collateral values, which also decreases our ability to fund and collect against collateral. This would result in higher levels of nonperforming loans, net charge-offs, provision for credit losses, and valuation adjustments on loans held for sale. The value to us of other assets such as investment securities, most of which are debt securities or other financial instruments supported by loans, similarly would be negatively impacted by widespread decreases in credit quality resulting from a weakening of the economy. Accordingly, higher credit and collateral related losses and decreases in the value of financial instruments could impact our financial position or operating results. A deterioration in economic conditions could result in a reduction in wholesale market liquidity for financial instruments, negatively impacting our financial condition.

Aside from a general economic downturn, a downturn in certain industries may result in reduced demand for products that we finance in that industry or negatively impact collection and asset recovery efforts. Decreased demand for the products of various manufacturing customers due to recession or other economic factors, such as increased tariffs, may adversely affect their ability to repay their loans and leases with us. Similarly, a decline in railroad shipping volumes may adversely affect our rail business, the value of our rail assets, and the ability of our lessees to make lease payments. Further, a decrease in prices or reduced demand for certain raw materials or bulk products, such as oil, coal, or steel, may result in a significant decrease in gross revenues and profits of our borrowers and lessees or a decrease in demand for certain types of equipment for the production, processing and transport of such raw materials or bulk products, including certain specialized railcars, which may adversely

CIT ANNUAL REPORT 2019

affect the ability of our customers to make payments on their loans and leases and the value of our rail assets and other leased equipment.

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

We may be adversely affected by global political and economic uncertainties.

Global financial markets, including the United States, face political and economic uncertainties that may delay investment and hamper economic activity. International events, such as trade disputes, separatist movements, leadership changes, and political and military conflicts, could adversely affect global financial activity and markets and could negatively affect the U.S. economy. The results of the 2020 federal elections in the U.S. could lead to additional political stalemate or disruption, or significant policy changes, which could negatively impact financial markets or macroeconomic conditions. Changes in monetary or other policies by the FRB or other major central banks could increase the risk of recession or negatively impact asset values and credit spreads. The uncertainty surrounding the terms of the U.K.’s exit from the European Union (“EU”), or Brexit, could negatively impact markets and cause weaker macroeconomic conditions that extend beyond the U.K. and the EU. Any of these potential negative effects on financial markets and economic activity could lead to reduced revenues, increased costs, increased credit risks and volatile markets, and could have a material adverse effect on our business, operating results, and financial condition.

There are risks associated with CIT’s common stock that may affect its market price or make it difficult to resell.

The market price of our common stock may be volatile, and can fluctuate significantly in response to a number of factors, including, among others:

•	Our operating results and financial condition, including whether our operating results vary from expectations of management, securities analysts or investors;
•	Operating results and stock price performance of our peers;
•	Our creditworthiness or changes in our credit ratings;
•	Developments in our business or the financial services industry;
•	Marketplace perceptions of us and/or our competitors;
•	Technological developments;
•	Regulatory changes;
•	Whether we declare or fail to declare dividends on our common stock or preferred stock;
•	Changes in executive management;
•	Changes in the financial markets or economy; and
•	Geopolitical conditions such acts or threats of terrorism or military conflicts.

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

The U.K. Financial Conduct Authority announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. This announcement, in conjunction with financial benchmark reforms more generally and changes in the interbank lending markets, resulted in uncertainty about the future of LIBOR and certain other rates or indices which are used as reference rates or “benchmarks”. ICE Benchmark Administration is the administrator of LIBOR and maintains a reference panel of contributor banks. Uncertainty as to the nature and effect of such reforms and actions, and the potential or actual discontinuance of benchmark quotes, may adversely affect the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to benchmarks, including any LIBOR-based securities, loans and derivatives, or our financial condition or results of operations. Furthermore, there can be no assurances that we and other market participants will be adequately prepared for an actual discontinuation of benchmarks, including LIBOR, that may have an unpredictable impact on contractual mechanics (including, but not limited to, interest rates to be paid to or by us) and cause significant disruption to financial markets that are relevant to our business segments, particularly Commercial Banking, among other adverse consequences, which may  result in negative impacts to our financial condition or results of operations.

Regulators and industry groups have, among other things, published recommended fallback language for LIBOR-linked financial instruments, and identified recommended alternatives for certain reference rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR). We continue to monitor industry and regulatory developments and have a transition program in place to manage the implementation of alternative reference rates. Though the usage of, methodologies for, and proposals around alternative reference rates continue to evolve, it is not possible at this time to predict what the ultimate acceptance will be and what the effect of this transition may be on the markets for floating-rate financial instruments.

CIT ANNUAL REPORT 2019

Compliance, Regulatory and Legal Risks

Although we are not subject to the enhanced prudential supervision requirements applicable to banking organizations over $100 billion in assets, we may still be adversely affected by the increased scrutiny applicable to large regional banking organizations.

As a BHC with total consolidated assets of less than $100 billion, CIT is not subject to the FRB’s enhanced prudential standards. However, the FRB has stated that it will continue to supervise and regulate financial institutions to ensure the safety and soundness of individual institutions and the stability of the broader banking system, and the capital planning and risk management practices of financial institutions with assets of less than $100 billion, including CIT, will continue to be reviewed through the regular supervisory process. CIT has dedicated significant time, effort, and expense over time to comply with regulatory and supervisory standards and requirements imposed by our regulators, either through rulemaking or the supervisory process, and we expect to continue to do so. If we fail to develop at a reasonable cost the systems and processes necessary to comply with the standards and requirements imposed by these rules, it could have a material adverse effect on our business, financial condition, or results of operations.

Our business is subject to significant government regulation and supervision and we could be adversely affected by banking or other regulations, including new regulations or changes in existing regulations or the application thereof.

The financial services industry, in general, is heavily regulated. CIT is subject to the comprehensive, consolidated supervision of the FRB and CIT Bank is subject to supervision by the OCC, in each case including risk-based and leverage capital requirements, information reporting requirements, consumer protection laws and regulations, financial crimes monitoring, and others. Further, CIT Bank is subject to regulation in certain instances by the FDIC, due to its insured deposits, and the CFPB. This regulatory oversight is established to protect depositors, consumer borrowers, federal deposit insurance funds and the banking system as a whole, and is not intended to protect debt and equity security holders. The financial condition and results of operations of a BHC (including its depository institution subsidiaries) that fails to satisfy applicable regulatory requirements and that has elected to be treated as an FHC, including maintaining its status as well managed and well capitalized and meeting the supervisory standards set by banking regulators, could be adversely affected, and the BHC may be restricted in its ability to undertake certain capital actions (such as declaring dividends or repurchasing outstanding shares) or to engage in certain activities or acquisitions.

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

Proposals for legislation to further regulate, restrict, and tax certain financial services activities are continually being introduced in the United States Congress and in state legislatures. In addition, the agencies regulating the financial services industry periodically issue new regulations and adopt changes to their existing regulations. We may experience increased costs in connection with any change to applicable legal and regulatory requirements, as any change may necessitate adjustments to the Company’s existing regulatory compliance and risk management infrastructure and could result in increased competition. In addition, we expect that we will remain subject to extensive regulation and supervision, and that the level of scrutiny and the enforcement environment may fluctuate over time, based on numerous factors, including changes in the U.S. presidential administration or one or both houses of Congress and public sentiment regarding financial institutions (which can be influenced by scandals and other incidents that involve participants in the industry). We are unable to predict the form or nature of any future changes to statutes or regulation, including the interpretation or implementation thereof. Changes to our supervision or regulation could significantly affect our ability to conduct certain of our businesses in a cost-effective manner, restrict the type of activities in which we are permitted to engage, impact our business strategy (including our ability to return capital) or subject us to stricter and more conservative capital, leverage, liquidity, and risk management standards. Any such action could have a substantial impact on us, significantly increase our costs, limit our growth opportunities, affect our strategies and business

CIT ANNUAL REPORT 2019

operations and increase our capital requirements, and could have an adverse effect on our business, financial condition and results of operations.

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

Several states have recently enacted consumer privacy laws that impose compliance obligations with respect to personal information. For example, the CCPA was enacted in June 2018, and became effective for certain companies conducting business in California on January 1, 2020. The CCPA imposes significant requirements on covered companies with respect to consumer data privacy rights. Compliance with the CCPA and other state statutes or regulations designed to protect consumer personal data could potentially require substantive technology infrastructure and process changes across many of CIT’s businesses. Non-compliance with the CCPA or similar laws and regulations could lead to substantial regulatory imposed fines and penalties and/or reputational harm.  CIT cannot predict whether any pending or future legislation will be adopted, or the substance and impact of any legislation on CIT.  Future legislation could result in substantial costs to CIT and could have an adverse effect on our business, financial condition and results of operations.

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

These changes could affect our regulatory capital ratios as calculated in accordance with the Basel III Rules. The exact impact is dependent upon the effects an amendment has on our net DTAs arising from NOL and tax credit carryforwards, versus our net DTAs related to temporary timing differences, as the former is a deduction from capital (the numerator to the ratios), while the latter is included in RWA (the denominator). See "Regulation — Banking Supervision and Regulation — Capital Requirements" section of Item 1. Business Overview for further discussion regarding the impact of DTAs on regulatory capital.

In addition, our ability to continue to record our DTAs is dependent on our ability to realize their value through future projected earnings. Future changes in tax laws or regulations could adversely affect our ability to record our DTAs. Loss of part or all of our DTAs would have a material adverse effect on our financial condition and results of operations. See the “Critical Accounting Estimates - Realizability of Deferred Tax Assets” section of the MD&A for additional discussion regarding our DTAs.

CIT ANNUAL REPORT 2019

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

Management of CIT is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As of December 31, 2019, the Company reported no material weaknesses, as disclosed in Item 9A. Controls and Procedures. However, if we identify material weaknesses or other deficiencies in our internal controls, or if there are material weaknesses or other deficiencies exist that we fail to identify, our risk will be increased that a material misstatement to our annual or interim financial statements will not be prevented or detected on a timely basis. Any such potential material misstatement, if not prevented or detected, could require us to restate previously released financial statements and could otherwise have a material adverse effect on our business, results of operations, and financial condition.

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

•

We implemented guidance on lease accounting (ASU 2016-02 Leases (Topic 842), effective January 1, 2019), which requires lessees to recognize lease liabilities, and corresponding right of use assets, on their balance sheets, and may prompt certain of our leasing customers to reconsider whether to lease equipment for their business or to purchase it outright using the proceeds of a loan, and may have an adverse effect on our leasing business by broadening our competition from equipment lessors to all equipment lenders.

•

We have also implemented new guidance, effective as of January 1, 2020, on the measurement of credit losses (ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments), or “CECL”, which introduces a forward-looking “expected loss” model to estimate credit losses to cover the expected life of the portfolio, rather than the previous incurred loss model. CECL substantially changes how we calculate our allowance. Following the adoption of CECL, the naming convention for the allowance changes from allowance for loan and lease losses (“ALLL”) to allowance for credit losses (“ACL”).

See Note 1 - Business and Summary of Significant Accounting Policies – Recent Accounting Pronouncements in Item 8 for a discussion of accounting pronouncements that could impact CIT and its business and for discussion of CECL’s day-one impact on CIT’s allowance and regulatory capital.

The preparation of our financial statements requires the use of estimates that may vary from actual results.

The preparation of our financial statements in conformity with GAAP requires management to make difficult, subjective or complex judgments about matters that are uncertain, which include assumptions and estimates of current risks and future trends, all of which may undergo material changes. Materially different amounts could be reported under different conditions or using different assumptions or estimates. Because of the inherent uncertainty of estimates involved in preparing our financial statements, we may be required to undertake one or a number of actions that include, but are not limited to, increasing our allowance (and/or sustaining losses that are significantly higher than reserves); recognizing significant impairment charges to goodwill; or increasing our accrued income taxes. Any of these actions could have a material adverse effect on our financial condition and results of operations. See the “Critical Accounting Estimates” section of the MD&A for additional discussion of our accounting estimates.

In particular, our critical accounting estimates include the ALLL, the impact for the adoption of CECL accounting guidance in 2020, and goodwill impairment. The quality of our loans and leases depends on the creditworthiness of our customers and their ability to fulfill their obligations to us. We maintain a consolidated ALLL on our loans to provide for loan defaults and non-performance. The amount of our ALLL reflects management's judgment of losses inherent in the portfolio. CECL introduces many new methodologies and assumptions for the reserving process, most notably assumptions for macroeconomic forecasts and future cash flows.

Our ACL may not keep pace with changes in the credit-worthiness of our customers or in collateral values. If the credit quality of our customer base declines, if the risk profile of a market, industry, or group of customers changes significantly, if we are unable

CIT ANNUAL REPORT 2019

to collect the full amount on accounts receivable taken as collateral, or if the value of equipment, real estate, or other collateral deteriorates significantly, our ACL may prove inadequate, which could have a material adverse effect on our business, results of operations, and financial condition.

See Note 1 — Significant Accounting Policies in Item 8 and the “Critical Accounting Estimates” section of the MD&A for additional discussions.

Management reviews our intangible assets for impairment in accordance with GAAP on an annual basis, or more often as warranted by changes in events or circumstances.  As of December 31, 2019, we had recorded goodwill of $369.9 million. If management’s estimates of fair value are inaccurate or change as a result of changes in market or economic conditions, the Company may recognize an impairment charge to goodwill. Any impairment to goodwill could have a material adverse effect on our financial condition and results of operations.

See Note 25 — Goodwill and Other Intangible Assets in Item 8 and the “Critical Accounting Estimates” section of the MD&A for additional discussion of goodwill impairment testing.

If the models that we use in our business are poorly designed and/or implemented, our business or results of operations may be adversely affected.

We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models or gaps in model risk management process present the risk that our business decisions based on information incorporating models will be adversely affected due to the inadequacy of that information, or lack compensating controls. Also, information we provide to the public or to our regulators based on poorly designed or implemented models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our shareholders, could be affected adversely if their perception is that the quality of the models used to generate the relevant information or necessary compensating controls is insufficient.

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

In 2016, the federal bank regulators and the SEC jointly published proposed rules designed to implement provisions of the Dodd-Frank Act prohibiting incentive compensation arrangements that would encourage inappropriate risk taking at covered financial institutions. The agencies have taken no action on the proposed rules since they were introduced, and it cannot be determined at this time whether or when a final rule will be adopted. Compliance with such a final rule, if approved, may substantially affect the manner in which we structure compensation for our executives and other employees. Depending on the nature and application of the final rules, we may not be able to successfully compete with certain financial institutions and other companies that are not subject to some or all of the rules to retain and attract executives and other high performing employees. If this were to occur, our business, financial condition and results of operations could be adversely affected.

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

CIT ANNUAL REPORT 2019

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

We rely on our systems, employees, and certain third-party vendors and service providers in conducting our operations, and certain operational failures, including internal or external fraud, operational errors, or systems malfunctions, could materially adversely affect our operations.

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

CIT ANNUAL REPORT 2019

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

We face risks of data breaches and cybersecurity attacks that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure.

We face cybersecurity risks, including denial of service attacks, hacking, social engineering attacks targeting our colleagues and customers, malware intrusion or data corruption attempts, and identity theft, that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure. Information security risks, including privacy risk for large financial institutions such as CIT, have generally increased in recent years, in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. Our technologies, systems, networks, and our customers' devices have and may become the target of cyber-attacks or data breaches that, if successful, could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of CIT's or our customers' confidential, proprietary and other information, including personally identifiable information of our customers and employees, or otherwise disrupt CIT's or its customers' or other third parties' business operations.

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

Since January 1, 2017, we have not experienced any material data breaches involving either proprietary or customer information. However, if we are the victim of a successful cyber-attack or other data breach in the future, either the Company or its customers may suffer material losses. While CIT maintains insurance coverage that may, subject to policy terms and conditions, including significant deductibles, cover certain aspects of cyber risk, such insurance coverage may be insufficient to cover all losses. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the risk that protective measures in place, despite their sophistication, may be defeated, the prominent size and scale of CIT and its role in the financial services industry, our plans to continue to implement our online banking channel strategies and develop additional remote connectivity solutions to serve our customers (including on-line and mobile applications), our geographic footprint, the outsourcing of some of our business operations, and the continued uncertain global economic environment. We have expended significant resources to develop cybersecurity systems and other protective measures. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and mitigate any cybersecurity vulnerabilities. The inherent limitations in investigating and remediating an information security incident could also further increase the cost and consequences of such incident. We expect that any investigation of an information security incident would be inherently unpredictable and that there would be some passage of time before the completion of any investigation and before full and reliable information is available to us. During such time we may not know the extent of any harm to us or our customers, or how best to remediate the incident, and certain errors or actions could be repeated and compounded before they are discovered and remediated.

Disruptions or failures in the physical infrastructure or operating systems that support our businesses and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services, or a failure to adequately disclose such disruptions, failures, cyber-attacks, or security breaches to our customers, suppliers, or

CIT ANNUAL REPORT 2019

vendors or to the financial markets, could result in customer attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, remediation costs, including preventative costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

We may be adversely affected by natural disasters, acts or threats of terrorism, and other catastrophic conditions or events that are beyond our control.

We have a nationwide business with customers and operation centers in multiple states, some of which are known for being vulnerable to natural disasters and other risks, including tornadoes, hurricanes, earthquakes, fires, floods, and droughts. These types of natural catastrophic events have at times disrupted the local economies and our customers, business and facilities.  In addition, catastrophic events occurring in other regions of the world may have an impact on our customers, and in turn on our business. Our business continuity and disaster recovery plans may not be successful upon the occurrence of one of these scenarios, and a significant catastrophic event anywhere in the world could materially adversely affect our business, operating results, and financial condition.

Terrorist attack, threats of terrorism, or other hostilities may disrupt our business and operations or those of our customers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending in particular, which could harm our business and operations. Any of these events could increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers. This could have a material adverse impact on our business, operating results, and financial condition, and may result in increased volatility in the market price of our common stock.

Item 1B. Unresolved Staff Comments

There are no unresolved SEC staff comments.

Item 2. Properties

CIT primarily operates in North America. CIT occupies approximately 1.7 million square feet of space, which includes office space and our branch network, the majority of which is leased.

Item 3.  Legal Proceedings

CIT is currently involved, and from time to time in the future may be involved, in a number of judicial, regulatory, and arbitration proceedings relating to matters that arise in connection with the conduct of its business.

See Note 22 — Contingencies in Item 8, which is incorporated by reference into this item.

Item 4.  Mine Safety Disclosure

Not applicable

CIT ANNUAL REPORT 2019

PART TWO

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information — CIT's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "CIT."

Holders of Common Stock — As of February 7, 2020, there were 45,243 beneficial holders of common stock.

Dividends — Dividend information is included in the Capital section of the MD&A.

Shareholder Return — The following graph shows the annual cumulative total shareholder return for common stock during the period from December 31, 2014 to December 31, 2019. The chart also shows the cumulative returns of the S&P 500 Index and S&P Banks Index for the same period. The comparison assumes $100 was invested as of December 31, 2014. Each of the indices shown assumes that all dividends paid were reinvested.

CIT STOCK PERFORMANCE DATA

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
CIT	$100.00	$84.11	$92.12	$107.70	$85.09	$104.26
S&P 500	$100.00	$101.37	$113.48	$138.25	$132.18	$173.79
S&P Banks	$100.00	$100.85	$125.37	$153.64	$128.38	$180.54
S&P Financials	$100.00	$98.44	$120.84	$147.59	$128.34	$169.53

Securities Authorized for Issuance Under Equity Compensation Plans — Our CIT Group Inc. 2016 Omnibus Incentive Plan was approved by shareholders in 2016 and replaced the Amended and Restated CIT Group Inc. Long-Term Incentive Plan (the “Prior Plan”). No new equity awards may be granted under the Prior Plan. Equity awards associated with these plans are presented in the following table.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	N/A	N/A	3,733,327*
*	Excludes 2,014,049 shares underlying outstanding awards granted to employees and/or directors that are unvested and/or unsettled.

During 2019, we had no equity compensation plans that were not approved by shareholders. For further information on our equity compensation plans, including the weighted average exercise price, see Note 20— Retirement, Postretirement and Other Benefit Plans in Item 8.

Issuer Purchases of Equity Securities — There were no repurchases of our common stock during the three months ended December 31, 2019. During the year ended December 31, 2019, we purchased approximately $341 million of common stock via

CIT ANNUAL REPORT 2019

open market repurchases. Securities purchased information is included in the Capital section of the MD&A and Note – 14 Stockholders’ Equity in Item 8.

Unregistered Sales of Equity Securities — On January 1, 2020, we issued approximately 3.1 million shares of unregistered common stock in connection with the acquisition of MOB. See Note 29 – Subsequent Events in Item 8. There were no sales of common stock during 2019, 2018 and 2017. There were issuances of common stock under equity compensation plans and an employee stock purchase plan, both of which are subject to registration statements.

Item 6. Selected Financial Data

Select Data (dollars in millions, except per share amounts)

	At or for the Years Ended December 31,
	2019	2018	2017	2016	2015
Select Statement of Operations Data
Net interest revenue	$1,064.8	$1,075.3	$1,117.9	$1,158.3	$713.8
Provision for credit losses	110.8	171.0	114.6	194.7	158.6
Total non-interest income	1,272.9	1,382.8	1,371.6	1,182.2	1,167.7
Total non-interest expenses	1,603.0	1,650.1	2,183.3	2,124.9	1,536.9
Income (loss) from continuing operations, net of tax	529.4	472.1	259.4	(182.6)	724.1
Net income (loss)	529.9	447.1	468.2	(848.0)	1,034.1
Net income (loss) available to common shareholders	511.0	428.2	458.4	(848.0)	1,034.1
Per Common Share Data
Diluted income (loss) per common share - continuing operations	$5.27	$3.82	$1.52	$(0.90)	$3.89
Diluted income (loss) per common share	5.27	3.61	2.80	(4.20)	5.55
Book value per common share	61.37	55.70	53.25	49.50	54.45
Tangible book value per common share	56.77	51.15	49.58	45.41	48.33
Dividends declared per common share	1.30	0.82	0.61	0.60	0.60
Dividend payout ratio	24.7%	22.7%	21.8%	NM	10.8%
Performance Ratios
Return (available to common shareholders; continuing operations) on average common stockholders' equity(1)(2)	9.03%	7.30%	3.53%	(2.26%)	11.96%
Return (available to common shareholders; continuing operations) on average tangible common stockholders' equity(1)(2)	10.20%	8.20%	7.72%	3.17%	13.37%
Net finance revenue as a percentage of average earning assets	3.10%	3.41%	3.43%	3.60%	3.47%
Return (available to common shareholders; continuing operations) on average earning assets(1)	1.10%	1.00%	0.53%	(0.38%)	1.90%
Average total equity to average total asset ratio	12.2%	13.8%	16.1%	17.0%	17.9%
Balance Sheet Data
Loans including receivables pledged	$30,998.9	$30,795.4	$29,113.9	$29,535.9	$30,518.7
Allowance for loan losses	(482.6)	(489.7)	(431.1)	(432.6)	(347.0)
Operating lease equipment, net	7,319.7	6,970.6	6,738.9	7,486.1	6,851.7
Goodwill	369.9	369.9	369.9	685.4	1,063.2
Total cash and deposits	2,685.6	1,795.6	1,718.7	6,430.6	7,652.4
Investment securities	6,276.8	6,233.8	6,469.9	4,491.1	2,953.7
Assets of discontinued operation	-	249.8	501.3	13,220.7	13,059.6
Total assets	50,832.8	48,537.4	49,278.7	64,170.2	67,391.9
Deposits	35,139.5	31,239.5	29,569.3	32,304.3	32,761.4
Borrowings	6,473.4	8,118.8	8,974.4	14,935.5	16,350.3
Liabilities of discontinued operation	-	297.0	509.3	3,737.7	4,302.0
Total common stockholders’ equity	5,814.0	5,621.6	6,995.0	10,002.7	10,944.7
Credit Quality
Non-accrual loans as a percentage of loans	1.05%	0.92%	0.76%	0.94%	0.83%
Net charge-offs as a percentage of average loans	0.39%	0.39%	0.39%	0.37%	0.58%
Allowance for loan losses as a percentage of loans	1.56%	1.59%	1.48%	1.46%	1.14%
Capital Ratios(1)
CET1 capital ratio (fully phased-in)	12.0%	12.0%	14.4%	13.8%	12.6%
Tier 1 capital ratio (fully phased-in)	13.2%	12.7%	15.1%	13.8%	12.6%
Total capital ratio (fully phased-in)	15.4%	14.8%	16.2%	14.6%	13.2%
(1)	See Non-GAAP Financial Measures for a reconciliation of non-GAAP to GAAP financial information.
(2)	2017 and prior periods are adjusted to reflect an estimated reduction in equity for Commercial Air, that was transferred to discontinued operations and sold.

NM – Not meaningful

CIT ANNUAL REPORT 2019

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

CIT Group Inc., together with its subsidiaries (collectively "we", "our", "CIT" or the "Company"), is a bank holding company ("BHC") and regulated by the Board of Governors of the Federal Reserve System ("FRB") and the Federal Reserve Bank of New York ("FRBNY") under the U.S. Bank Holding Company Act of 1956, as amended. CIT Bank, N.A. is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury ("OCC"). Visit cit.com.

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

Throughout this MD&A we reference "Notes" to our financial statements. These Notes are included in Item 8. Financial Statements and Supplementary Data (“Item 8”).

MUTUAL OF OMAHA BANK ACQUISITION

On January 1, 2020, CIT acquired Mutual of Omaha Bank (“MOB”), the savings bank subsidiary of Mutual of Omaha Insurance Company and Omaha Financial Holdings, Inc. (“OFHI”). CIT paid approximately $1 billion as consideration, comprised of $850 million in cash and approximately 3.1 million shares of CIT Group Inc. common stock (valued at approximately $141 million at the time of closing). Some key items related to the acquisition are as follows:

•

MOB’s total assets acquired were approximately $8.4 billion, which mainly consisted of approximately $6.3 billion of loans and approximately $1.8 billion of investment securities and cash. Loans consist of commercial and industrial, real estate and consumer loans (primarily correspondent residential mortgages).

•

Deposits acquired were approximately $7.0 billion and included approximately $4.5 billion of homeowner’s association deposits. As a result of the acquisition, CIT is acquiring 25 branches, primarily in the Southwest, Midwest and Southeast.

•

We expect a modest benefit on net finance revenue from purchase accounting in 2020, mainly reflecting accretion of the purchase accounting adjustment on deposits. Accretion of purchase accounting adjustments on the acquired commercial loans will essentially offset amounts on consumer loans. Net accretion after 2020 is not expected to be significant.

•	Recording of the fair value estimates of the acquired assets and liabilities, including intangible assets and goodwill, are not final and may change from the stated amounts.
•

CIT equity will increase by $141 million related to the 3.1 million common shares issued from treasury stock and be reduced by an estimated $20 - $40 million through an increase in the provision for credit losses from the immediate adoption of CECL on the MOB loans. As discussed in Critical Accounting Estimates in the MD&A, CIT will be required to record an allowance for credit losses (“ACL”) for non-purchased credit deteriorated (“non-PCD”) loans through an increase to the provision for credit losses.

•	The acquisition will impact tangible book value (“TBV”) and TBV per common share (“TBV per share”), due to the additional goodwill and other intangible assets generated from the acquisition.
o	We currently expect to record goodwill of approximately $120 million, representing the excess of the purchase price over the fair value of the net assets acquired.
o

We currently expect to record approximately $100 million of intangible assets, which will increase amortization expense from amounts currently in our financial statements. Amortization will be recorded over a period not to exceed 10 years.

Because the acquisition closed on January 1, 2020, balances and results of operations of MOB are not included in CIT’s reported financial results in this Annual Report on Form 10-K as of or for the year ended December 31, 2019 (“2019 Form 10-K”). See Note 29 — Subsequent Events in Item 8.

CIT ANNUAL REPORT 2019

SUMMARY OF 2019 FINANCIAL RESULTS

The following table summarizes the Company’s results in accordance with GAAP as included in the Consolidated Statements of Income. We also provide results that are not in accordance with GAAP, and are reconciled to GAAP in the "Non-GAAP Financial Measurements" section at the end of this MD&A.

Results of Operations (dollars in millions, except per share amounts)

	2019	2018	2017
GAAP Results
Income from continuing operations available to common shareholders	$510.5	$453.2	$249.6
Income (loss) from discontinued operations, net of taxes	0.5	(25.0)	208.8
Net Income available to common shareholders	$511.0	$428.2	$458.4
Diluted income per common share
Income from continuing operations available to common shareholders	$5.27	$3.82	$1.52
Income (loss) from discontinued operations, net of taxes	-	(0.21)	1.28
Diluted Income per common share available to common shareholders	$5.27	$3.61	$2.80
Average number of common shares — diluted (thousands)	96,921	118,777	163,950

Non-GAAP Results, excluding noteworthy items
Income from continuing operations available to common shareholders	$490.2	$479.6	$504.1
Income (loss) from discontinued operations, net of taxes	0.5	(11.2)	51.0
Net Income available to common shareholders	$490.7	$468.4	$551.1
Diluted income per common share
Income from continuing operations available to common shareholders	$5.06	$4.04	$3.07
Income (loss) from discontinued operations, net of taxes	-	(0.10)	0.32
Diluted Income per common share available to common shareholders	$5.06	$3.94	$3.39

Net income available to common shareholders was up from 2018 and 2017, while net income available to common shareholders excluding noteworthy items1 was up from 2018, and down from 2017, mostly reflecting lower income from discontinued operations, which included income from the Commercial Air business that was sold on April 4, 2017.

Noteworthy items are discussed in various sections of the MD&A. The 2019 noteworthy items are displayed in the table below, and noteworthy items for all three years are included in the “Non-GAAP Financial Measurements” section.

Income from continuing operations available to common shareholders was up from 2018 and 2017. Compared to 2018, income from continuing operations available to common shareholders excluding noteworthy items1 of $490 million was up as a lower credit provision, lower provision for income taxes, and higher other non-interest income offset lower net finance revenue2 (“NFR”). Income from continuing operations available to common shareholders excluding noteworthy items1 in 2018 was down $24 million compared to 2017, reflecting lower NFR and an increase in the provision for credit losses, partially offset by higher other non-interest income, lower operating expenses and lower tax rate. Period end loans and leases at December 31, 2019 were up from 2018, driven by new business volume, partially offset by run-off and sales of LCM.

The results per diluted common share also reflect the decline in the average number of diluted common shares outstanding due to the repurchase of 6.9 million shares during 2019, 31.3 million shares during 2018 and 71.6 million shares in 2017.

The following table reflects the impact of noteworthy items on our GAAP results for the year ended December 31, 2019. See similar reconciliations for the years ended December 31, 2018 and 2017 in the “Non-GAAP Financial Measurements” section.

Results of Operations for the Year Ended December 31, 2019 (dollars in millions, except per share amounts)

	Income from Continuing Operations Available to Common Shareholders		Net Income Available to Common Shareholders
GAAP Results	$510.5	$5.27	$511.0	$5.27
Building impairment charge	21.6	0.22	21.6	0.22
Restructuring charge	11.3	0.12	11.3	0.12
Change in indefinite reinvestment tax assertion	(53.2)	(0.55)	(53.2)	(0.55)
Non-GAAP Results (certain EPS balances may not sum due to rounding)	$490.2	$5.06	$490.7	$5.06

[1]

Net income available to common shareholders excluding noteworthy items and income from continuing operations available to common shareholders excluding noteworthy items are non-GAAP measures; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

[2]	Net finance revenue is a non-GAAP measure; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

CIT ANNUAL REPORT 2019

STRATEGIES

Our strategies and accomplishments to simplify, strengthen and grow CIT in 2019 were as follows:

Pillars	Strategies	Accomplishments
Grow Core Businesses	•Deepen client relationships •Innovate with value

•Closed the acquisition of MOB on January 1, 2020; provides lower-cost stable Homeowners Association deposits and builds on our commercial banking strengths

•Added 34 middle market bankers

•Average loans and leases increased; 7% growth in average core loans and leases[3]

•Capital markets and derivative fees increased 20%

Optimize Balance Sheet	•Enhance funding and deposits •Optimize capital structure

•Issued $100 million in subordinated notes at 4.125% and $200 million in preferred stock at 5.625% to fund a portion of the MOB transaction

•CIT Bank issued $550 million of 2.969% senior unsecured fixed-to-floating rate, SOFR based borrowing

•Deposits increased 12%; 84% of total funding at December 31, 2019

•Increased on-line deposit customers by 45%

Enhance Operational Efficiency	•Maintain vigilance on expenses •Improve operating leverage	•Continued disciplined expense management •Met 2020 full year expense target one year early[4]
Maintain Strong Risk Management	•Maintain credit discipline on structures while focusing on strong collateral •Maintain strong liquidity and capital risk management practices

•Maintained strong credit performance and disciplined underwriting standards

•Reduced criticized loans by 28%

•Credit reserves stable at 1.56% of total portfolio and 1.89% of Commercial Banking portfolio

•Obtained an investment grade rating from Fitch

Our strategies and areas of focus for 2020 are as follows:

Pillars	Strategies	2020 Focus
Grow Core Businesses	•Deepen client relationships •Provide value-added products and services to our clients	•Mid-single digit core loans and leases growth (including mid-single digit growth on MOB acquired portfolio) •Expand middle market relationships •Grow capital markets and other fee-based activities
Optimize Balance Sheet	•Enhance funding and deposits •Optimize capital structure	•Optimize funding costs through HOA and commercial deposit growth •Continue to optimize consumer deposit profile while broadening customer base •Efficient deployment of capital
Enhance Operational Efficiency	•Maintain vigilance on expenses •Improve operating leverage	•Realization of MOB synergies •Technology investments in digitization and modernization to improve operating efficiency
Maintain Strong Risk Management	•Maintain credit discipline focusing on strong collateral and structure •Maintain strong liquidity and capital risk management practices	•Maintain consistent and prudent credit underwriting •Improve credit rating

[3]

Core loans and leases is net of credit balances of factoring clients and excludes NACCO, LCM, and NSP; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

[4]	Excluding the impacts of lease accounting changes and integration costs associated with the MOB acquisition.

CIT ANNUAL REPORT 2019

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

-Net charge-offs, balance and as a percentage of average loans;

-Non-accrual loans, balance and as a percentage of loans;

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

-Net income per common share (EPS);

-Net income and pre-tax income, each as a percentage of average earning assets (ROA); and

-Net income and pre-tax income as a percentage of average tangible common stockholders' equity (ROTCE).

Capital Management — maintain a strong capital position, while deploying excess capital.	-Common Equity Tier 1 (“CET1”), Tier 1 and Total capital ratios; -Tier 1 Leverage Ratio; and -Book value and Tangible book value per share.
Liquidity Management — maintain access to appropriate funding at competitive rates to meet obligations as they come due.	-Levels of high-quality liquid assets and as a % of total assets; -Committed and available funding facilities; -Debt maturity profile and ratings; and -Funding mix.
Manage Market Risk — measure and manage risk to income statement and economic value of enterprise due to movements in interest and foreign currency exchange rates.	-Net Interest Income Sensitivity; and -Economic Value of Equity (EVE).

DISCONTINUED OPERATIONS

At December 31, 2019, there were no assets or liabilities of discontinued operations, and income from discontinued operations was $0.5 million for the year then ended. See Note 1 – Business and Summary of Significant Accounting Policies and Note 2 — Discontinued Operations.

RESULTS FROM CONTINUING OPERATIONS

Unless specifically noted, the discussions and data presented throughout the following sections reflect CIT balances on a continuing operations basis.

SEGMENT PRESENTATION UPDATES

As of December 31, 2019, we manage our business and report our financial results in two operating segments: Commercial Banking and Consumer Banking, and a non-operating segment, Corporate. In the fourth quarter of 2019, we modified our business segment reporting. The former segment Non-Strategic Portfolios (“NSP”), which included a nominal amount of loans held for sale at December 31, 2019, is now reported in Corporate. Reporting of select asset balances and financial metrics at the division level was also modified in Commercial Banking. Our factoring business, Commercial Services, which was reported in the Business Capital division, is now reported in the Commercial Finance division. In addition, an equipment financing portfolio consisting mostly of large ticket leases was transferred from Business Capital to Commercial Finance. Further, in Consumer Banking, Other Consumer Banking was renamed Consumer and Community Banking. All segment and division data included in this 2019 Form 10-K has been reclassified to conform to the current presentation.

CIT ANNUAL REPORT 2019

NET FINANCE REVENUE

Net interest revenue reflects our interest income less interest expense and is included as a line item on the Consolidated Statements of Income. Net interest revenue was $1,065 million for 2019, down slightly from $1,075 million in 2018 and from $1,118 million in 2017.

Key metrics used by management to measure the profitability of our earning assets are Net Finance Revenue5 ("NFR") and Net Finance Margin5 ("NFM"). NFR is a non-GAAP measurement that includes net interest revenue (interest and fees on loans, interest on interest-bearing cash, and interest/dividends on investments less interest expense on deposits and borrowings) plus net operating lease revenue5 (rental income on operating lease equipment less depreciation on operating lease equipment and maintenance and other operating lease expenses).

Due to the nature of our portfolio, which includes a higher proportion of operating lease equipment than most BHCs, certain financial measures commonly used by other BHCs, such as net interest income (“NII”), are not as meaningful for CIT. NII is not used because it includes the impact of debt costs of our operating lease assets, but excludes the associated rental income.

NFM is NFR calculated as a percentage of average earning assets5. NFM is used by management, instead of net interest margin (“NIM”), for the same reasons noted for NFR.

The consolidated financial statements include the effects of purchase accounting accretion ("PAA"). Accretion and amortization of certain purchase accounting adjustments primarily impact interest income and interest expense and are summarized in a table in this section.

The following table presents the average balance sheet and related rates, along with NFR and NFM

Average Balances and Rates(1) (dollars in millions)

	Years ended
	December 31, 2019			December 31, 2018			December 31, 2017
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-bearing cash	$1,689.8	$37.1	2.20%	$2,399.6	$42.3	1.76%	$5,291.5	$57.7	1.09%
Investment securities and securities purchased under agreements to resell	7,724.4	196.4	2.54%	6,354.3	176.3	2.77%	5,352.3	139.8	2.61%
Loans (including held for sale)(2)(3)	29,775.5	1,780.8	5.98%	28,644.8	1,711.4	5.97%	28,281.6	1,685.1	5.96%
Total interest earning assets(2)(3)	39,189.7	2,014.3	5.14%	37,398.7	1,930.0	5.16%	38,925.4	1,882.6	4.84%
Operating lease equipment, net (including held for sale)(4)	7,075.6	368.4	5.21%	7,738.7	467.5	6.04%	7,685.0	488.2	6.35%
Indemnification assets	1.9	2.5	NM	77.0	(39.6)	(51.43%)	241.7	(47.0)	(19.45%)
Average earning assets(2)(5)	46,267.2	2,385.2	5.16%	45,214.4	2,357.9	5.21%	46,852.1	2,323.8	4.96%
Non-interest earning assets
Cash and due from banks	138.7			203.9			587.1
Allowance for loan losses	(488.1)			(456.6)			(430.4)
All other non-interest bearing assets	3,094.2			2,646.8			2,398.0
Assets of discontinued operations	108.6			386.5			3,752.0
Total assets	$49,120.6			$47,995.0			$53,158.8

Interest-bearing deposits and borrowings
Deposits	$33,238.8	$664.9	2.00%	$29,266.1	$460.4	1.57%	$29,538.2	$373.3	1.26%
Borrowings	6,519.0	287.1	4.40%	8,824.0	354.7	4.02%	10,674.0	344.4	3.23%
Total interest-bearing liabilities	39,757.8	952.0	2.39%	38,090.1	815.1	2.14%	40,212.2	717.7	1.78%
Non-interest bearing deposits	1,592.8			1,493.3			1,450.0
Other non-interest bearing liabilities	1,601.9			1,397.5			1,645.0
Liabilities of discontinued operations	162.4			386.0			1,303.1
Noncontrolling interests	-			-			0.2
Stockholders' equity	6,005.7			6,628.1			8,548.3
Total liabilities and stockholders' equity	$49,120.6			$47,995.0			$53,158.8
Net revenue spread			2.77%			3.07%			3.18%
Impact of non-interest bearing sources			0.33%			0.34%			0.25%
NFR ($) / NFM (%)(2)(5)		$1,433.2	3.10%		$1,542.8	3.41%		$1,606.1	3.43%
Adjusted NFR / NFM (excluding noteworthy items)(5)		$1,433.2	3.10%		$1,516.3	3.35%		$1,603.8	3.49%
(1)...(5)	See footnotes below next table; NM Not Meaningful

[5]

Net finance revenue, net finance margin, net operating lease revenue and average earning assets, and respective amounts excluding noteworthy items are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information. Although net finance revenue, net finance margin, net operating lease revenue and average earning assets are non-GAAP measures, each is derived from information in our income statement or balance sheet, presented in a different order and with different subtotals than those presented in our financial statements.

CIT ANNUAL REPORT 2019

The following table presents disaggregated year-over-year changes in net interest revenue and operating lease margins as presented in the preceding table between volume (level of lending or borrowing) and rate (rates charged to customers or incurred on borrowings). Volume change is calculated as change in volume times the previous rate, while rate change is calculated as change in rate times the previous volume. The rate/volume change, change in rate times change in volume, is allocated between volume change and rate change at the ratio each component bears to the absolute value of their total.

Average Balances and Rates(1) (dollars in millions)

	2019 Over 2018 Comparison			2018 Over 2017 Comparison
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Net	Volume	Rate	Net
Interest-bearing cash	$(14.3)	$9.1	$(5.2)	$(40.7)	$25.3	$(15.4)
Investment securities and securities purchased under agreements to resell	35.6	(15.5)	20.1	27.4	9.1	36.5
Loans and loans held for sale(2)(3)	66.5	2.9	69.4	21.7	4.6	26.3
Operating lease equipment, net (including held for sale)(4)	(38.3)	(60.8)	(99.1)	3.4	(24.1)	(20.7)
Indemnification assets	9.1	33.0	42.1	47.5	(40.1)	7.4
AEA(2)(5)	$58.6	$(31.3)	$27.3	$59.3	$(25.2)	$34.1

Interest-bearing deposits	$67.2	$137.3	$204.5	$(3.5)	$90.6	$87.1
Borrowings	(98.8)	31.2	(67.6)	(65.8)	76.1	10.3
Total interest-bearing liabilities	$(31.6)	$168.5	$136.9	$(69.3)	$166.7	$97.4
(1)

Average balances for 2019 are based on daily balances, as system enhancements effective January 1, 2019 allowed for the new basis. The enhancements do not allow for prior period updates. Although 2018 and 2017 period averages were derived from month end balances and remain as reported, these had been adjusted for the timing of significant transactions that would impact the average. Therefore, any difference compared to a daily average balance was not significant. Tax exempt income was not significant in any of the periods presented. Average rates are impacted by PAA.

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

NFR is driven by revenues on loans and leases after considering interest costs, depreciation and maintenance costs on operating lease assets, and was $1,433 million in 2019, down from $1,543 million in 2018 and $1,606 million in 2017. NFR in 2018 and 2017 benefited from the suspension of depreciation expense related to the European Rail business, NACCO (which was sold during the fourth quarter of 2018), totaling $27 million in 2018 and $17 million in 2017. When operating lease equipment is in AHFS, depreciation is suspended, resulting in a benefit to NFR. The impact from suspended depreciation is further explained later in this section. NFR in 2017 was reduced by a net $14 million, which included $23 million in interest expense related to the timing of repayment of unsecured debt that had been allocated to discontinued operations, partially offset by $9 million in interest income related to the elevated cash balances. NFR excluding the noteworthy items6 was $1,516 million in 2018, down from $1,604 million in 2017. NFR was not affected by noteworthy items in 2019.

Compared to 2018, NFR excluding the noteworthy items noted above decreased by $83 million in 2019, reflecting higher interest costs on increased deposits, lower net operating lease revenue and lower PAA. 2018 included operating lease revenue from the NACCO portfolio (sold in the fourth quarter of 2018), and included income from the reverse mortgage portfolio (sold during the second quarter of 2018). These were partially offset by increased interest income on loans in 2019, driven by growth, lower borrowing costs on debt due to a decrease in the average balance outstanding and there is no interest income offset in the 2019 periods from the indemnification asset due to the expiration of the IndyMac loss share agreement (“LSA”) with the FDIC in March 2019.

The decline in NFR excluding the noteworthy items in 2018 of $88 million, compared to 2017, reflected lower PAA of $90 million and higher deposit costs, partially offset by increased revenues on higher average interest earning assets.

Revenues generated on our interest-bearing cash and investments are indicative of the interest rate environment and composition of average balances. Revenues may fluctuate depending on the composition of the investments, interest rates and credit spreads. The average interest-bearing cash balance and income in 2017 was elevated, reflecting higher cash balances during the period between the closing of the sale of Commercial Air and the related liability management and capital actions.

[6]	NFR, excluding noteworthy items and NFM, excluding noteworthy items are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information.

CIT ANNUAL REPORT 2019

In 2019, NFM was down from 2018, driven by higher deposit rates, lower net yields on rail operating lease equipment and lower PAA, partially offset by the minimal impact on interest income from the indemnification asset due to the expiration of the LSA in March 2019. The higher deposit rates reflected the impact of higher market rates and migration of existing customers from lower rate products. Deposits and borrowing rates are discussed further below. Operating lease yields were down, driven by lease railcar rates that re-priced down as existing leases expired, and lower railcar utilization in Rail. NFM in 2018 was down slightly from 2017. NFM excluding noteworthy items in 2018 was down 14 bps from 2017, reflecting higher deposit costs from continued upward market trends, lower PAA and the sale of higher-yielding assets such as the reverse mortgage portfolio, partially offset by higher interest earned on our cash and investments.

See Risk Management section for discussion on asset sensitivity.

Compared to 2018, AEA growth in 2019 was driven by higher loans, as the combined increase in interest-bearing cash and investment securities and securities purchased under agreements to resell was offset by lower operating lease equipment. The lower operating lease equipment balances were due to the reduction in Rail from the sale of NACCO in the fourth quarter of 2018. AEA in 2018 decreased from 2017, reflecting the deployment of interest-bearing cash into certain liability and capital management actions. AEA in 2017 included elevated cash balances for the period between the closing of the Commercial Air sale and related liability management and capital actions.

Average loans and leases increased 1% in 2019 and 2018 as new business volumes were mostly offset by the impacts of the NACCO sale, the reverse mortgage portfolio sale in May 2018, and continued run-off of the LCM portfolio. Core average loans and leases7 increased by 7% and 6% during 2019 and 2018, respectively, reflecting growth in each of the divisions except Real Estate Finance in the Commercial Banking segment, and growth in Consumer and Community Banking within the Consumer Banking segment.

The composition of our average funding mix reflects increasing deposit funding as follows:

Average Funding Mix

	Years Ended
	December 31, 2019	December 31, 2018	December 31, 2017
Deposits	84%	78%	73%
Unsecured borrowings	10%	11%	16%

Secured Borrowings:
FHLB advances	5%	8%	7%
Structured financings	1%	3%	4%

These proportions will fluctuate in the future depending upon our funding activities. See Funding and Liquidity section for further details.

The following table details further the rates of interest-bearing liabilities.

Interest-Bearing Deposits and Borrowings — Average Balances and Rates (dollars in millions)

	Years Ended December 31,
	2019			2018			2017
	Average Balance	Interest Expense	Rate (%)	Average Balance	Interest Expense	Rate (%)	Average Balance	Interest Expense	Rate (%)
Total interest-bearing deposits
Time deposits	$12,868.1	$293.3	2.28%	$14,075.1	$266.5	1.89%	$15,413.1	$251.1	1.63%
Interest-bearing checking	1,311.7	7.7	0.59%	2,138.7	12.8	0.60%	2,887.7	16.1	0.56%
Savings and money market	19,059.0	363.9	1.91%	13,052.3	181.1	1.39%	11,237.4	106.1	0.94%
Total interest-bearing deposits	33,238.8	664.9	2.00%	29,266.1	460.4	1.57%	29,538.2	373.3	1.26%
Borrowings
Senior unsecured	$3,563.2	$178.1	5.00%	$3,905.5	$196.3	5.03%	$6,302.3	$326.4	5.18%
Subordinated unsecured	408.9	25.4	6.22%	323.8	20.2	6.24%	-	-	-
FHLB advances	1,969.4	51.8	2.63%	3,332.7	73.1	2.19%	2,675.6	36.8	1.38%
Other secured and structured borrowings	670.1	25.6	3.82%	1,488.9	61.4	4.12%	2,230.0	75.5	3.39%
Other credit facilities(1)	-	8.9	-	-	14.0	-	-	11.4	-
Borrowings	6,611.6	289.8	4.38%	9,050.9	365.0	4.03%	11,207.9	450.1	4.02%
Allocated to discontinued operations	(92.6)	(2.7)		(226.9)	(10.3)		(533.9)	(105.7)
Total Borrowings	6,519.0	287.1	4.40%	8,824.0	354.7	4.02%	10,674.0	344.4	3.23%
Total interest-bearing liabilities	$39,757.8	$952.0	2.39%	$38,090.1	$815.1	2.14%	$40,212.2	$717.7	1.78%
(1)	Balance includes interest expense related to facility fees and amortization of deferred costs on unused portions of credit facilities, including the Revolving Credit Facility and total return swaps.

[7]

Core average loans and leases is a non-GAAP measure that excludes loans and leases from certain portfolios, including LCM, NACCO, and NSP. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information

CIT ANNUAL REPORT 2019

We remain focused on optimizing our mix of deposits. We have increased the percentage of average non-maturity deposits relative to average total deposits to 63% in 2019 from 54% in 2018 and 50% in 2017, in conjunction with our strategy to optimize deposit costs through the rate cycle, while working within our risk management discipline.

Average interest-bearing deposits grew 14% from 2018, reflecting the impact from strong growth in our Direct Bank resulting from the Savings Builder product, which was designed to attract long-term deposits while increasing the proportion of non-maturity deposits to total deposits. As a result, this product was a key driver to deposit growth in 2019. The weighted average rate on average outstanding deposits increased from 2018, reflecting the growth of the Savings Builder product and CDs resetting at higher rates in the retail channel and migration into higher-rate products in the commercial channel.

Interest expense on borrowings decreased compared to 2018, driven by lower secured borrowing and FHLB advances. Borrowing costs reflected the impact of redemptions related to the liability actions associated with the NACCO sale and termination of the TRS and related Railcar Funding LLC securitization in the fourth quarter of 2018, and repayment of unsecured borrowings in 2018. During 2019, we have been repaying FHLB advances, using funds from deposit growth and other sources. The weighted average maturity profile of the combined unsecured senior and subordinated notes was 4.3 years at December 31, 2019, compared to 5.0 years at December 31, 2018 and 3.5 years at December 31, 2017. In September 2019, CIT Bank issued $550 million of 2.969% senior unsecured fixed-to-floating rate notes due 2025 and in November 2019, CIT issued $100 million of 4.125% subordinated notes due 2029.

Borrowing costs in 2018 increased compared to 2017, reflecting rising rates. The average balance for the unsecured notes was down, reflecting the full impact of the 2017 redemptions using the proceeds from the Commercial Air sale and the redemptions in 2018 related to the liability actions associated with the NACCO sale. Borrowing costs in 2018 reflected an increase in FHLB costs, primarily driven by rate increases, and also an increase in the use of this funding source.

See “Funding and Liquidity” section for tables that reflect period end deposits by type and by channel.

The following table reflects our total deposit base, interest bearing and non-interest-bearing deposits, and related rate:

Total Deposits — Average Balances and Rates (dollars in millions)

	Years Ended December 31,
	2019			2018			2017
	Average Balance	Interest Expense	Rate (%)	Average Balance	Interest Expense	Rate (%)	Average Balance	Interest Expense	Rate (%)
Interest-bearing deposits	$33,238.8	$664.9	2.00%	$29,266.1	$460.4	1.57%	$29,538.2	$373.3	1.26%
Non-interest bearing deposits	1,592.8	-	-	1,493.3	-	-	1,450.0	-	-
Total deposits	$34,831.6	$664.9	1.91%	$30,759.4	$460.4	1.50%	$30,988.2	$373.3	1.20%

CIT ANNUAL REPORT 2019

Deposits and borrowings are also discussed in Funding and Liquidity.

The following table depicts selected earning asset yields and margin-related data for our segments and divisions within the segments.

Segment Average Yield and Other Data (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Commercial Banking
Average Earning Assets (AEA)
Commercial Finance	$13,253.2	$12,293.2	$11,767.4
Business Capital	5,165.9	4,753.9	4,436.3
Rail	6,588.7	7,462.8	7,460.2
Real Estate Finance	5,352.2	5,491.7	5,606.2
Total	$30,360.0	$30,001.6	$29,270.1

Net Finance Revenue
Commercial Finance	$418.1	$389.6	$434.7
Business Capital	280.6	257.6	265.6
Rail	182.7	265.3	318.8
Real Estate Finance	154.4	171.7	199.4
Total	$1,035.8	$1,084.2	$1,218.5

Gross Yield
Commercial Finance	6.09%	6.06%	5.81%
Business Capital	9.52%	9.49%	9.40%
Rail	10.54%	11.24%	11.59%
Real Estate Finance	5.41%	5.59%	5.18%
Total	7.52%	7.81%	7.71%

Net Finance Margin
Commercial Finance	3.15%	3.17%	3.69%
Business Capital	5.43%	5.42%	5.99%
Rail	2.77%	3.55%	4.27%
Real Estate Finance	2.88%	3.13%	3.56%
Total	3.41%	3.61%	4.16%

Consumer Banking
Average Earning Assets (AEA)
Consumer and Community Banking	$4,180.6	$3,215.5	$2,266.1
Legacy Consumer Mortgages(1)	2,463.9	3,465.2	4,787.9
Total	$6,644.5	$6,680.7	$7,054.0

Net Finance Revenue
Consumer and Community Banking	$326.9	$339.6	$219.9
Legacy Consumer Mortgages(1)	163.3	142.8	210.0
Total	$490.2	$482.4	$429.9

Gross Yield
Consumer and Community Banking	3.63%	3.66%	3.49%
Legacy Consumer Mortgages	8.65%	6.38%	6.24%
Total	5.49%	5.07%	5.36%

Net Finance Margin
Consumer and Community Banking	7.82%	10.56%	9.70%
Legacy Consumer Mortgages	6.63%	4.12%	4.39%
Total	7.38%	7.22%	6.09%
(1)

AEA in LCM declined due to continued run-off, along with portfolio sales in 2019 and 2018. While AEA declined in 2019 compared to 2018, the increase in NFR in 2019 reflected higher yields in LCM due to improved cash flows in PCI loans, with a $3 million benefit in 2019 from the IndyMac LSA that expired in March 2019, compared to the negative interest income offset of $40 million in 2018 and $47 million in 2017.

Gross yield (interest income plus rental income on operating leases as a percent of AEA) in Commercial Banking for 2019 was down from 2018, driven by Rail and Real Estate Finance. Gross yields in Commercial Finance and Business Capital were up slightly, as product mix offset lower short-term interest rates and a decline in PAA in Commercial Finance. Gross yields in Rail were down from 2018, reflecting lease rates that re-priced lower, about 17% on average and lower utilization. Real Estate Finance gross yields were down from 2018, reflecting lower short-term interest rates and lower PAA.

CIT ANNUAL REPORT 2019

Gross yields in Commercial Banking in 2018 were up slightly from 2017. The Commercial Finance increase in gross yields was primarily driven by the benefit of higher short-term interest rates, partially offset by a decline in PAA. Higher interest recoveries also contributed to the increase. Gross yields in Rail were down as lease rates continued to re-price lower on average across the portfolio. The Real Estate Finance gross yield improved, driven by the benefit of higher short-term interest rates that more than offset lower PAA and spread compression on new originations. Gross yields in Business Capital were up, reflecting asset mix.

Consumer Banking gross yields for 2019 increased. Gross yields in the Consumer and Community Banking division were flat, reflecting lower yields on new business. Gross yields in LCM were up compared to 2018, reflecting improved cash flow for PCI loans and no offset in interest income (benefit of approximately $3 million in 2019, compared to negative amounts of $40 million and $47 million in 2018 and 2017, respectively) from the indemnification asset due to the expiration of the IndyMac LSA in March 2019. NFM in Consumer Banking is higher than gross yields as this segment receives an interest benefit from the other segments for the value of excess deposits it generates. Compared to the prior year, the interest benefit decreased due to an increase in market interest rates in 2019 despite the growth in deposit balance.

Consumer Banking’s gross yield in 2018 was down from 2017, resulting from the sale of the higher yielding reverse mortgage portfolio and continued run off of the legacy SFR portfolio, both within LCM. Gross yields in the Consumer and Community Banking division reflect the benefit of the higher interest rate environment on new originations and floating rate assets within the portfolio. Gross yields in LCM were up, due to improved cash flow for PCI loans and lower offset in interest income from the indemnification asset, partially offset by a reduction from the sale of the higher yielding reverse mortgages. Compared to the prior year, the interest benefit increased due to deposit growth combined with an increase in market interest rates in 2018.

As of December 31, 2019, the remaining accretable purchase accounting adjustment was $500 million, of which $39 million related to Commercial Banking and $461 million related to Consumer Banking. This compares to $626 million of remaining accretable purchase accounting adjustment as of December 31, 2018, of which $62 million related to Commercial Banking and $564 million related to Consumer Banking. The remaining accretable purchase accounting adjustment in Consumer Banking is expected to run off at a rate consistent with the run-off of the underlying mortgages, which has averaged 15-20% annually (including the impact of loan sales), and we expect accretion of the remaining Commercial Banking purchase accounting adjustment to continue to trend lower. However, amounts may vary quarter to quarter from fluctuations in prepayments, which results in a loan's remaining purchase accounting adjustments being accelerated into interest income. (See footnote 1 to the following table).

The following table displays PAA by segment and division for both interest income and interest expense.

Purchase Accounting Accretion (dollars in millions)

	Years Ended
	2019			2018			2017
	PAA Accretion Recognized in:			PAA Accretion Recognized in:			PAA Accretion Recognized in:
	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR
Commercial Banking
Commercial Finance	$6.7	$-	$6.7	$13.6	$0.2	$13.8	$45.6	$0.9	$46.5
Real Estate Finance	13.2	-	13.2	19.5	-	19.5	41.9	-	41.9
Total Commercial Banking	19.9	-	19.9	33.1	0.2	33.3	87.5	0.9	88.4
Consumer Banking
Consumer and Community Banking	2.3	1.4	3.7	1.1	2.7	3.8	0.1	4.4	4.5
Legacy Consumer Mortgages(3)	76.7	-	76.7	82.1	-	82.1	115.7	-	115.7
Total Consumer Banking	79.0	1.4	80.4	83.2	2.7	85.9	115.8	4.4	120.2
Corporate	-	-	-	-	-	-	-	0.4	0.4
Total CIT	$98.9	$1.4	$100.3	$116.3	$2.9	$119.2	$203.3	$5.7	$209.0
(1)	Included in the above are accelerated recognition due to prepayments of approximately $19.1 million, $24.8 million and $58.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(2)	Debt and deposits acquired in the OneWest Bank acquisition were recorded at a net premium, therefore the PAA of that adjustment decreases interest expense.
(3)	The 2018 decline from 2017 reflects the transfer of the reverse mortgage portfolio to AHFS at the end of the third quarter of 2017, and subsequent sale in 2018.

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Data (dollars in millions)

	Years Ended
	2019		2018		2017
Rental income on operating leases	$857.7	12.12%	$1,009.0	13.04%	$1,007.4	13.11%
Depreciation on operating lease equipment	308.6	4.36%	311.1	4.02%	296.3	3.86%
Maintenance and other operating lease expenses	180.7	2.55%	230.4	2.98%	222.9	2.90%
Net operating lease revenue and %	$368.4	5.21%	$467.5	6.04%	$488.2	6.35%
Average operating lease equipment, including amounts held for sale	$7,075.6		$7,738.7		$7,685.0

CIT ANNUAL REPORT 2019

Net operating lease revenue, which is a component of NFR, is driven principally by the performance of the Rail portfolio within the Commercial Banking segment. Net operating lease revenue for 2019 was down from 2018, reflecting the impact of the sale of NACCO, lease rates that continued to re-price lower on average across the portfolio and lower utilization. In 2018 and 2017 there were noteworthy items related to the benefit to net operating lease revenue from suspended depreciation of $27 million and $17 million, related to NACCO. If the suspended depreciation related to NACCO were included, the operating lease margins would have been 5.70% and 6.14%, for 2018 and 2017, respectively. Suspended depreciation is discussed further below.

Railcar utilization, including commitments to lease, was 94% at December 31, 2019, down from 98% at December 31, 2018 reflecting continued excess capacity in the industry. For 2019, lease renewals repriced down 17%. We continue to expect downward pressure on yields and anticipate re-pricing to be down 10%-15% on average through 2020 but expect re-pricing to vary from quarter to quarter based on the amount and type of cars renewing. We expect the average utilization in 2020 to be approximately 95%.

Depreciation is recognized on railcars and other operating lease equipment. Depreciation was down slightly compared to 2018, while the increase in 2018 from 2017 was driven by growth in the non-rail portfolio in Commercial Finance and Business Capital, which is depreciated over a shorter time span. 2018 and 2017 depreciation expense benefited from suspended depreciation on equipment held for sale. Once a long-lived asset is classified as AHFS, depreciation expense is no longer recognized, and the asset is evaluated for impairment with any such charge recorded in other income. There was a $2 million impairment charge in 2019, no related impairment charge in 2018, and a $1 million impairment charge in 2017. Consequently, net operating lease revenue in 2018 and 2017 included rental income on operating lease equipment classified as AHFS, but there is no related depreciation expense.

Maintenance and other operating lease expenses tend to be variable and relate to the Rail portfolio. The decline in 2019 compared to 2018 reflects the sale in October 2018 of NACCO, productivity initiatives and lower remarketing costs. The increase in 2018 compared to 2017 reflected increased volume from remarketing cars and pulling cars from storage and sending them into service.

See "Expenses — Depreciation on operating lease equipment" and "Concentrations — Operating Leases" for additional information.

CREDIT METRICS

The following provides information on the provision for credit losses and allowance for loan and lease losses (“ALLL”), as well as certain credit metrics, including net charge-off and non-accrual loan levels, that management uses to track the credit quality of the portfolio. Management also utilizes other metrics and statistics, such as delinquency trends, risk ratings, and loan-to-value (“LTV”) distribution on the consumer loans, to monitor the credit quality of the portfolio. See Note 3 – Loans in Item 8 for various tables.

The provision for credit losses was $111 million in 2019, down from $171 million and $115 million in 2018 and 2017, respectively. Our assets are primarily commercial and newly originated consumer and SBA loans in Consumer and Community Banking. We also have consumer loans carried at a significant discount in our LCM division. As a result, the provision for credit losses is primarily driven by the Commercial Banking segment.

The decline in the provision for credit losses in 2019 compared to 2018 reflected a lower non-specific provision, driven by a 28% decline in criticized loans, as well as changes in our loan portfolio mix and year over year portfolio growth. The decline in the non-specific provision was partially offset by an increase in the provision related to specific loans, reflecting an increase in non-accrual loans from December 31, 2018. The decline was also driven by the inclusion of a $22 million charge in 2018 related to a charge-off of a single commercial exposure in the Commercial Finance division. The increase in 2018 from 2017 reflected both higher provisioning for specific loans, including the $22 million charge in 2018 noted above, as non-accruals increased, and higher non-specific provision, as asset growth and changes in portfolio mix, along with portfolio regrading, mostly in the Commercial Finance and Real Estate Finance divisions, contributed to the increase.

Net charge-offs were $122 million (0.39% of average loans) in 2019, compared to $115 million (0.39%) in 2018 and $115 million (0.39%) in 2017. Net charge-offs include $8 million in 2019, $12 million in 2018, and $34 million in 2017 related to the transfer of receivables to AHFS. Absent charge-offs on loans transferred to AHFS, net charge-offs were 0.37%, 0.36%, and 0.28% for the years ended December 31, 2019, 2018 and 2017, respectively. Net charge-offs are discussed and presented in a table by segment and division later in this section.

Non-accrual loans totaled $326 million (1.05% of loans) at December 31, 2019, compared to $282 million (0.92% of loans) at December 31, 2018 and $221 million (0.76%) at December 31, 2017. Non-accrual loans have increased in the Commercial Finance and Business Capital divisions in the Commercial Banking segment. Most of our non-accrual loans are paying currently, and reflect loan specific items, as opposed to signs of industry trends. Non-accruals are discussed and presented in a table by segment and division later in this section.

CIT ANNUAL REPORT 2019

The following table presents detail on our ALLL, including charge-offs and recoveries and provides summarized components of the provision and allowance:

ALLL and Provision for Credit Losses (dollars in millions)

	Years Ended December 31,
	2019	2018	2017	2016	2015
Allowance - beginning of period	$489.7	$431.1	$432.6	$347.0	$334.2
Provision for credit losses(1)	110.8	171.0	114.6	194.7	158.6
Other(1)	4.4	3.0	(0.9)	2.2	(9.1)
Net additions	115.2	174.0	113.7	196.9	149.5
Gross charge-offs(2)	153.9	142.8	137.7	136.6	165.1
Less: Recoveries	31.6	27.4	22.5	25.3	28.4
Net charge-offs	122.3	115.4	115.2	111.3	136.7
Allowance - end of period	$482.6	$489.7	$431.1	$432.6	$347.0
Provision for credit losses(1)
Specific allowance - impaired loans	$48.8	$21.4	$(3.3)	$33.7	$18.1
Non-specific allowance	62.0	149.6	117.9	161.0	140.5
Total	$110.8	$171.0	$114.6	$194.7	$158.6
Allowance for loan losses
Specific reserves on impaired loans	$96.2	$47.4	$26.0	$33.7	$27.4
Non-specific reserves	386.4	442.3	405.1	398.9	319.6
Total	$482.6	$489.7	$431.1	$432.6	$347.0
Ratio
Allowance for loan losses as a percentage of total loans	1.56%	1.59%	1.48%	1.46%	1.14%
Allowance for loan losses as a percentage of finance receivables / Commercial	1.89%	1.90%	1.74%	1.81%	1.44%
(1)

The provision for credit losses also includes amounts related to reserves on unfunded loan commitments, letters of credit, and deferred purchase agreements, all of which are reflected in other liabilities. The reserve balances included in other liabilities totaled $37 million, $42 million, $45 million, $44 million, and $43 million at December 31, 2019, 2018, 2017, 2016, and 2015, respectively.

(2)

Gross charge-offs included $8 million, $12 million, $34 million, $41 million, and $73 million of charge-offs related to the transfer of receivables to assets held for sale for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

The ALLL as a percentage of loans at December 31, 2019 was down slightly from 2018. The increase in ALLL as a percentage of loans in 2018 from 2017 reflected the higher provision, for reasons noted earlier.

See Note 3 — Loans in Item 8 for details regarding the unpaid principal balance, carrying value and ALLL related to PCI loans.

Loan Net Carrying Value (dollars in millions)

		Allowance
		for Loan	Net Carrying
	Loans	Losses	Value
December 31, 2019
Commercial Banking	$24,393.4	$(460.4)	$23,933.0
Consumer Banking	6,605.5	(22.2)	6,583.3
Total	$30,998.9	$(482.6)	$30,516.3
December 31, 2018
Commercial Banking	$24,263.4	$(460.2)	$23,803.2
Consumer Banking	6,532.0	(29.5)	6,502.5
Total	$30,795.4	$(489.7)	$30,305.7
December 31, 2017
Commercial Banking	$23,159.3	$(402.2)	$22,757.1
Consumer Banking	5,954.6	(28.9)	5,925.7
Total	$29,113.9	$(431.1)	$28,682.8
December 31, 2016
Commercial Banking	$22,562.3	$(408.4)	$22,153.9
Consumer Banking	6,973.6	(24.2)	6,949.4
Total	$29,535.9	$(432.6)	$29,103.3
December 31, 2015
Commercial Banking	$23,332.4	$(336.8)	$22,995.6
Consumer Banking	7,186.3	(10.2)	7,176.1
Total	$30,518.7	$(347.0)	$30,171.7

CIT ANNUAL REPORT 2019

The following table presents charge-offs, by class and business segment. See “Results by Business Segment” for additional information.

Charge-offs as a Percentage of Average Loans for the Years Ended December 31 (dollars in millions)

	2019		2018		2017		2016		2015
Gross Charge-offs
Commercial Finance	$68.6	0.48%	$81.2	0.60%	$56.2	0.44%	$79.2	0.58%	$71.1	0.56%
Business Capital	80.9	1.65%	57.3	1.27%	54.7	1.31%	53.0	1.34%	41.9	1.14%
Real Estate Finance	1.7	0.03%	0.2	-%	4.3	0.08%	1.6	0.03%	-	-%
Commercial Banking	151.2	0.62%	138.7	0.59%	115.2	0.51%	133.8	0.58%	113.0	0.57%
Consumer and Community Banking	0.2	-%	-	-%	0.2	-%	-	-%	-	-%
Legacy Consumer Mortgages	2.5	0.10%	4.1	0.13%	22.3	0.53%	2.8	0.04%	1.3	0.04%
Consumer Banking	2.7	0.04%	4.1	0.07%	22.5	0.35%	2.8	0.04%	1.3	0.04%
Corporate	-	-%	-	-%	-	-%	-	-%	50.8	5.17%
Total	$153.9	0.49%	$142.8	0.48%	$137.7	0.47%	$136.6	0.45%	$165.1	0.70%
Less: Recoveries
Commercial Finance	$7.6	0.05%	$6.4	0.04%	$4.4	0.04%	$5.9	0.04%	$5.2	0.04%
Business Capital	21.3	0.43%	20.2	0.44%	16.7	0.40%	16.2	0.41%	12.4	0.34%
Real Estate Finance	0.2	-%	-	-%	-	-%	-	-%	-	-%
Commercial Banking	29.1	0.12%	26.6	0.11%	21.1	0.10%	22.1	0.10%	17.6	0.09%
Consumer and Community Banking	-	-%	-	-%	0.1	-%	-	-%	-	-%
Legacy Consumer Mortgages	2.5	0.10%	0.8	0.03%	1.3	0.04%	3.1	0.04%	1.1	0.03%
Consumer Banking	2.5	0.04%	0.8	0.01%	1.4	0.03%	3.1	0.04%	1.1	0.03%
Corporate	-	-%	-	-%	-	-%	0.1	-%	9.7	0.98%
Total	$31.6	0.10%	$27.4	0.09%	$22.5	0.08%	$25.3	0.08%	$28.4	0.12%
Net Charge-offs
Commercial Finance	$61.0	0.43%	$74.8	0.56%	$51.8	0.40%	$73.3	0.54%	$65.9	0.52%
Business Capital	59.6	1.22%	37.1	0.83%	38.0	0.91%	36.8	0.93%	29.5	0.80%
Real Estate Finance	1.5	0.03%	0.2	-%	4.3	0.08%	1.6	0.03%	-	-%
Commercial Banking	122.1	0.50%	112.1	0.48%	94.1	0.41%	111.7	0.48%	95.4	0.48%
Consumer and Community Banking	0.2	-%	-	-%	0.1	-%	-	-%	-	-%
Legacy Consumer Mortgages	-	-%	3.3	0.11%	21.0	0.49%	(0.3)	-%	0.2	0.01%
Consumer Banking	0.2	-%	3.3	0.05%	21.1	0.32%	(0.3)	-%	0.2	0.01%
Corporate	-	-%	-	-%	-	-%	(0.1)	-%	41.1	4.19%
Total	$122.3	0.39%	$115.4	0.39%	$115.2	0.39%	$111.3	0.37%	$136.7	0.58%

The increase in net charge offs in 2019 from 2018 in the Business Capital division was due primarily to trucking and certain other industries in Small Business Solutions, our on-line credit lending platform. Net charge-offs in 2018 were driven primarily by episodic items within Commercial Finance and Business Capital. The decline in net charge-offs in Commercial Banking in 2017 reflected lower charge-offs in the energy portfolio. In conjunction with strategic initiatives, transfers of portfolios to AHFS elevated net charge-offs in 2017 by $34 million, of which $20 million related to the reverse mortgage loan portfolio in Consumer Banking. In 2016, charge-offs of $41 million related to Commercial Finance loans transferred to AHFS. In 2015, significant charge-offs were recorded on the transfers to AHFS in Corporate, along with certain asset sales in Commercial Finance. Charge-offs associated with loans transferred to AHFS do not generate future recoveries as the loans are generally sold before recoveries can be realized and any gains on sales are reported in other non-interest income.

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

Non-accrual and Accruing Past Due Loans at December 31 (dollars in millions)(1)

	2019	2018	2017	2016	2015
Non-accrual loans
U.S.	$318.6	$264.8	$211.1	$218.9	$185.3
Foreign	7.7	17.5	9.8	59.7	67.0
Non-accrual loans	$326.3	$282.3	$220.9	$278.6	$252.3
Troubled Debt Restructurings
U.S.	$148.8	$87.6	$103.1	$41.7	$26.4
Foreign	—	—	—	40.6	4.6
Restructured loans	$148.8	$87.6	$103.1	$82.3	$31.0
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$36.9	$35.6	$31.9	$32.0	$15.8
(1)	Factored receivables within our Commercial Finance division do not accrue interest and therefore are not considered within non-accrual loans but are considered for credit provisioning purposes.

CIT ANNUAL REPORT 2019

Segment Non-accrual Loans as a Percentage of Loans at December 31 (dollars in millions)

	2019		2018		2017
Commercial Finance	$246.7	1.77%	$195.8	1.40%	$143.8	1.09%
Business Capital	60.9	1.21%	39.9	0.83%	44.2	1.02%
Real Estate Finance	0.4	0.01%	2.2	0.04%	2.8	0.05%
Commercial Banking	308.0	1.26%	237.9	0.98%	190.8	0.82%
Consumer and Community Banking	4.0	0.09%	6.1	0.16%	0.4	0.02%
Legacy Consumer Banking	14.3	0.69%	32.2	1.15%	19.9	0.60%
Consumer Banking	18.3	0.28%	38.3	0.59%	20.3	0.34%
Corporate	-	-	6.1	NM	9.8	NM
Total	$326.3	1.05%	$282.3	0.92%	$220.9	0.76%

NM — Not meaningful; Non-accrual loans include loans held for sale. All of Corporate non-accrual loans reflected loans held for sale; since there were no portfolio loans, no % is displayed.

Non-accrual loans were up from December 31, 2018, driven by various loans across different industries in Commercial Finance and Business Capital. We did not experience any notable trends in any specific industry or geographic area. The decline in LCM in 2019 primarily reflects the sale of approximately $17 million of non-accrual loans. Non-accrual loans in Commercial Banking at December 31, 2018 were up from December 31, 2017, driven by various loans across different industries in Commercial Finance. Non-accrual loans in Consumer Banking at December 31, 2018 were up from December 31, 2017, as non-PCI loans in LCM continued to season since its acquisition and loans in Consumer and Community Banking continued to mature. Our portfolio is subject to volatility as larger accounts migrate in and out of non-accrual status or are otherwise resolved.

Of the total, 72% of our non-accrual accounts were paying on time at December 31, 2019, compared to 58% at December 31, 2018. We discuss our policy of placing loans on non-accrual status in Note 1 – Business and Summary of Significant Accounting Policies in Item 8. We may place accounts that are presently paying current on non-accrual status when the financial condition of the borrower deteriorates and payment in full is not expected. Our impaired loan carrying value (including PAA discount, related allowance and charge-offs) to outstanding unpaid principal balances was approximately 58% at December 31, 2019 compared to 64% at December 31, 2018 and 52% at December 31, 2017. For this purpose, impaired loans comprise principally non-accrual loans $500,000 and greater and TDRs.

Total delinquency (30 days or more) was 1.3% of loans at December 31, 2019 which was flat compared to December 31, 2018 and 2017. Delinquency status of loans is presented in Note 3 — Loans in Item 8.

The tables that follow reflect loan carrying values of accounts that have been modified, excluding loans in trial modification of $5.5 million, $4.2 million, and $12.5 million at December 31, 2019, 2018, and 2017, respectively.

TDRs and Modifications(1) (dollars in millions)

	December 31, 2019		December 31, 2018		December 31, 2017
		% Compliant		% Compliant		% Compliant
Troubled Debt Restructurings
Deferral of principal and/or interest	$76.9	94%	$44.3	67%	$31.8	95%
Covenant relief and other	71.9	98%	43.3	97%	71.3	70%
Total TDRs	$148.8	96%	$87.6	82%	$103.1	78%
Percent non-accrual	71%		79%		63%
Modifications
Extended maturity	$43.5	100%	$43.9	100%	$35.7	100%
Covenant relief	89.3	77%	106.6	85%	260.2	100%
Interest rate increase	75.2	100%	146.7	100%	102.7	100%
Other	337.3	89%	384.4	93%	229.5	90%
Total Modifications	$545.3	90%	$681.6	94%	$628.1	96%
Percent non-accrual	18%		13%		8%
(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.

PCI loans, TDRs and other credit quality information is included in Note 3 — Loans in Item 8.

CIT ANNUAL REPORT 2019

NON-INTEREST INCOME

As presented in the following table, Non-interest Income includes Rental Income on Operating Leases and Other Non-Interest Income.

Non-interest Income (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Rental income on operating leases	$857.7	$1,009.0	$1,007.4
Other non-interest income	415.2	373.8	364.2
Total non-interest income	$1,272.9	$1,382.8	$1,371.6
Other non-interest income
Fee revenues	$116.7	$103.5	$113.6
Factoring commissions	98.8	102.4	102.9
Gains on leasing equipment, net of impairments	71.1	59.5	43.1
BOLI income	29.1	25.5	7.6
Property tax income	22.2	-	-
Gains on investment securities, net of impairments	6.2	15.3	28.9
Other revenues	71.1	67.6	68.1
Total other non-interest income	415.2	373.8	364.2
Noteworthy items(1)	-	25.7	5.5
Total other non-interest income, excluding noteworthy items(2)	$415.2	$399.5	$369.7
Factoring volume	$28,285.8	$30,324.6	$27,480.1
(1)	Noteworthy items are described in further detail below.
(2)	Total other non-interest income, excluding noteworthy items is a non-GAAP balance and is reconciled above to the GAAP balance. See “Non-GAAP Financial Measurements” section for description of use.

Rental Income on Operating Lease Equipment

Rental income on operating leases from equipment we lease is generated in the Rail, Commercial Finance and Business Capital divisions in the Commercial Banking segment. Rental income is discussed in “Net Finance Revenues” and “Results by Business Segment”. Operating lease equipment is presented in Note 5 —Leases in Item 8 and information specific to our rail portfolio is presented in Concentrations.

Other Non-Interest Income

Fee revenues, which include fees on lines and letters of credit, capital markets-related fees, agent and advisory fees, insurance fees and servicing fees, are mainly driven by our Commercial Banking segment. Fee revenue was up in 2019, reflecting growth in capital market fees in Commercial Finance compared to 2018. Capital market fees were down in 2018, driving the decline in fee revenues compared to 2017.

Factoring commissions, which are earned in the Commercial Services business in Commercial Finance, were down in 2019, driven by lower factoring volumes. Factoring commissions were flat in 2018 compared to 2017, as higher volumes, driven by an increase in the technology industry, were offset by a lower average commission rate.

Gains on leasing equipment, net of impairments corresponded mostly to sales of rail assets.

BOLI income was up in 2019, reflecting purchases in 2019. The increase in 2018 compared to 2017 reflected a full year of income in 2018, compared to a little over one quarter in 2017, the initial year that we invested in this insurance.

Property tax income related to the gross-up presentation requirement associated with our leased equipment, reflecting the adoption of the lease standard discussed in Note 1 — Business and Summary of Significant Accounting Policies in Item 8.

Gains on investment securities, net of impairments in 2019 and 2018 were down on less activity compared to 2017. Gains in 2017 mostly reflected gains on sales of agency mortgage-backed securities acquired with the OneWest transaction, changes in value of mortgage-backed securities (“MBS”) carried at fair value, and to a lesser extent, sales of equity investments that were received as part of a lending transaction or a workout situation. During 2017, essentially all of the MBS carried at fair value were sold or matured.

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

•

Other revenues were up in 2019 compared to 2018, which was reduced by $26 million of noteworthy items described below. Excluding the noteworthy items, 2019 was down, reflecting a $5 million impairment charge on LIHTC investments (in Corporate), lower gains on derivatives and foreign currency exchange (in Corporate) and income in 2018 from the gain on the sale of the reverse mortgage portfolio in Consumer Banking in the second quarter of 2018. Partially offsetting these were higher gains in 2019 on loan sales, including a $9 million gain on sale of LCM loans in the fourth quarter and a $5 million gain on sale of a loan in the second quarter in Commercial Finance.

CIT ANNUAL REPORT 2019

•	Absent the noteworthy items listed below, other revenues were up in 2018 compared to 2017 due to higher gains on customer derivatives and foreign currency exchange compared to a loss in 2017.

Noteworthy items decreased other non-interest income in 2018 by $26 million, all of which is included in other revenues and described as follows:

•

The Company’s subsidiary, CIT TRS Funding BV, exercised its option to terminate a financing facility (the “Dutch TRS Facility”) structured as a total return swap (“TRS”) prior to maturity, which required a payment of the present value of the remaining facility fee (the “Optional Termination Fee”). The Optional Termination Fee and the reduction of the liability associated with the TRS derivative resulted in net pretax charges for the Company of approximately $69 million in the Corporate segment. See Note 11 – Derivative Financial Instruments in Item 8.

•

$21 million impairment charge to reduce the indemnification asset (included in other assets) for the amounts deemed uncollectable within the remaining indemnification period in Consumer Banking. See Note 3 – Loans in Item 8.

•	$29 million of income in Consumer Banking related to the Financial Freedom Transaction, primarily a $27 million gain on the sale of the reverse mortgage portfolio.
•	$25 million gain on sale of NACCO in Commercial Banking.
•	$11 million benefit from a release of a valuation reserve related to AHFS in China in Corporate.

Noteworthy items decreased other non-interest income in 2017 by $6 million, all of which is included in other revenues and described as follows:

•

$29 million benefit in Corporate related to the change in accounting policy for LIHTC from the equity method to the proportional amortization method, which was more than offset in additional tax expense. (See Note 1 — Business and Summary of Significant Accounting Policies in Item 8)

•

$27 million of charges, including a $5 million write-down of OREO, a $9 million impairment on reverse mortgage related assets and a $12 million write-down of the reverse mortgage portfolio that was moved to AHFS, all related to the Financial Freedom Transaction in Consumer Banking.

•	$8 million of currency translation adjustment (“CTA”) charges in Corporate, previously reflected in stockholders’ equity associated with the liquidation of international entities.

NON-INTEREST EXPENSES

Non-Interest Expense (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Depreciation on operating lease equipment	$308.6	$311.1	$296.3
Maintenance and other operating lease expenses	180.7	230.4	222.9
Operating expenses	1,113.2	1,070.0	1,188.5
Goodwill impairment	-	-	255.6
Loss on debt extinguishments and deposit redemptions	0.5	38.6	220.0
Total non-interest expenses	$1,603.0	$1,650.1	$2,183.3
Operating expenses
Compensation and benefits	$566.8	$558.4	$566.3
Technology	135.8	131.5	127.9
Net occupancy expense	91.3	65.6	67.8
Professional fees	75.9	82.7	132.3
Insurance	51.1	68.3	84.7
Advertising and marketing	40.4	47.6	42.2
Property tax expense	24.1	-	-
Intangible asset amortization	23.2	23.9	24.7
Restructuring costs	15.1	-	53.0
Other expenses	89.5	92.0	89.6
Total operating expenses	1,113.2	1,070.0	1,188.5
Intangible asset amortization	23.2	23.9	24.7
Noteworthy items	44.0	-	53.0
Total operating expenses, excluding intangible asset amortization and noteworthy items(1)	$1,046.0	$1,046.1	$1,110.8
Headcount, actuals	3,609	3,678	3,909
Net efficiency ratio(2)	58.2%	54.6%	56.4%
Net efficiency ratio excluding noteworthy items(2)	56.6%	54.6%	56.3%
(1)

Total operating expenses, excluding intangible asset amortization and noteworthy items is a non-GAAP measurement. The above table provides a reconciliation to GAAP measurement. See “Non-GAAP Financial Measurements” for a description of the balance and usage.

(2)

Net efficiency ratio (excludes intangible asset amortization and restructuring charges, which is included in “noteworthy items”) and net efficiency ratio excluding noteworthy items (adjusted for noteworthy items in addition to restructuring charges) are non-GAAP measurements used by management to measure operating expenses (before intangible amortization and restructuring costs, and other noteworthy items) to the level of total net revenues. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information of total net revenues and description of the calculation.

CIT ANNUAL REPORT 2019

Depreciation on Operating Lease Equipment

Depreciation expense is driven by rail equipment and small and large ticket equipment, in the Rail, Business Capital and Commercial Finance divisions in Commercial Banking. Depreciation expense is discussed in “Net Finance Revenue,” as it is a component of our NFM. Equipment held for sale also impacts the balance, as depreciation expense is suspended on operating lease equipment once it is transferred to AHFS. This benefited 2018 and 2017.

Maintenance and Other Operating Lease Expenses

Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the Rail portfolio and tend to be variable. Rail provides railcars primarily pursuant to full-service lease contracts under which Rail as lessor is responsible for railcar maintenance and repair. The lower balance in 2019 compared to 2018 reflects no costs related to NACCO, which was sold in October 2018, productivity initiatives and lower remarketing expenses. See also “Net Finance Revenue”.

Operating Expenses

On a GAAP basis, operating expenses were up due to changes related to lease accounting and two noteworthy items, a facility impairment charge and a restructuring charge, all of which are discussed below.

In 2016, we initiated a plan to reduce expenses and focused on organizational simplification, third-party efficiencies and technology and operational improvements. As a result of these efforts, we met our goal by the end of 2018 to reduce our annual operating expense to our target of $1,050 million (before noteworthy items and intangible amortization) for 2018, as we continued to right-size the organization.

At the end of 2018, we announced an updated target of an additional reduction of at least $50 million over the next two years, which would be driven primarily by continued organizational efficiencies and digital process automation, along with rationalization of our real estate footprint. This target reduction did not include the impact from changes in lease accounting rules, noteworthy items, amortization of intangible assets, or acquisition-related costs. Through continued discipline, we met this operating expense reduction target of at least $50 million a full year early.

Total operating expenses excluding intangible amortization and noteworthy items was essentially unchanged at $1,046 million. When 2019 is reduced for $35 million related to the change in lease accounting (property tax expense of $24 million and the remaining related to deferred costs expensed in compensation and benefits due to the change in lease accounting) and $17 million of costs associated with the MOB acquisition (mainly professional fees and included in Corporate), the adjusted operating expense for 2019 was $994 million.

Operating expenses reflect the following:

•

Compensation and benefits expense was up in 2019, as the noted impact from lease accounting change, in which certain fees are expensed, rather than capitalized, and expansion of our Commercial Banking business offset the decline in headcount. The decrease in 2018 reflected lower headcount, which resulted from our strategic initiatives. See Note 20 — Retirement, Postretirement and Other Benefit Plans in Item 8.

•	Technology costs were up in 2019 and 2018, as we invested in, upgraded and enhanced various systems.
•	Net Occupancy expenses were up in 2019, reflecting an impairment charge of $29 million, discussed below.
•

Professional fees included legal and other professional fees, such as tax, audit, and consulting services. We continued to reduce professional fees in 2019, even with the acquisition fees related to the MOB transaction in 2019 noted above. The decline in 2018 compared to 2017 reflected the change to certain banking regulations in 2018, under which CIT is no longer subject to the same level of regulatory stress testing and capital reporting and planning requirements that it was in 2017. Those added costs were present in 2017.

•

Insurance expenses primarily reflect FDIC costs for our deposits. The decreases reflected lower FDIC costs, due to a decline in the assessment base, changes in the assessment variables related to our loan portfolios and the elimination of the surcharge.

•	Advertising and marketing expenses include costs associated with raising deposits and marketing programs. The increase in 2018 reflected additional marketing promotions, primarily in Consumer Banking.
•	Intangible asset amortization is disclosed in Note 25 — Goodwill and Intangible Assets in Item 8, which displays the intangible assets by type and segment, and describes the accounting methodologies.
•

Property tax expense reflect the adoption of ASU 2016-02, Leases (Topic 842), and subsequent related ASUs. The balance reflects gross operating expenses and other non-interest income for property taxes paid by CIT as lessor that are reimbursed by the lessees. See Note 1 — Business and Summary of Significant Accounting Policies in Item 8 for further additional discussion of the new lease guidance.

•	Restructuring costs reflects various organizational efficiency initiatives and are considered noteworthy items. See Note 26 — Severance Liabilities in Item 8 for additional information.
•

Other expenses include items such as travel and entertainment, office equipment and supplies and taxes (other than income taxes, such as state sales tax, etc.), and from time to time includes settlement agreement costs, including OneWest Bank legacy matters.

CIT ANNUAL REPORT 2019

Noteworthy items increased operating expenses in 2019 by $44 million as follows:

•

On September 13, 2019, we entered into a new 15-year lease for office space in Morristown, NJ (the “Morristown Office”), and an agreement to sell our office building located in Livingston, NJ (the “Livingston Office”). We leased the Livingston Office back from the purchaser for approximately 15 months, pending completion of construction at the Morristown Office. As a result of entering into the sale agreement, we recorded an impairment of the Livingston Office to its fair value less the cost to sell, which resulted in a $29 million pre-tax charge. The building was sold on September 23, 2019.

•	A restructuring charge in 2019 of $15 million related to severance costs.

Noteworthy items increased operating expenses in 2017 by $53 million for restructuring costs primarily reflecting strategic initiatives to reduce operating expenses and streamline our operations. The facility exiting activities were minor in comparison to severance costs.

Goodwill Impairment

The Company recorded goodwill impairment of $255.6 million in 2017, mostly related to Equipment Finance in the Commercial Banking segment.

See Critical Accounting Estimates further in the MD&A and Note 25 — Goodwill and Intangible Assets in Item 8, both of which discuss goodwill impairment testing.

Loss on Debt Extinguishments and Deposit Redemptions

The losses in 2018 and 2017 related to the tender and early redemption of unsecured borrowings. The losses in 2017 were driven by the elevated level of redemptions utilizing funds from the sale of Commercial Air.

See the “Funding and Liquidity” section and Note 10 — Borrowings in Item 8 for further discussion.

INCOME TAXES

Income Tax Data (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Provision for income taxes, excluding noteworthy and tax discrete items	$167.5	$178.1	$247.9
Tax on noteworthy items and other tax discrete items	(73.0)	(13.2)	(315.7)
Provision (benefit) for income taxes	$94.5	$164.9	$(67.8)
Effective tax rate	15.1%	25.9%	(35.4)%
Effective tax rate, excluding tax discrete items and noteworthy items(1)	25.1%	26.4%	33.6%
(1)	Effective tax rate excluding noteworthy items and tax discrete items are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP financial information.

The Company's 2019 income tax expense before noteworthy and tax discrete items is $167.5 million. This compares to an income tax expense before noteworthy and tax discrete items of $178.1 million in 2018 and $247.9 million in 2017. The income tax provision before tax discrete and noteworthy items was lower in the current year, as compared to 2018, primarily driven by the geographic mix of earnings and a reduction in the disallowance of FDIC insurance premiums. The income tax provision before tax discrete and noteworthy items was lower in 2018 as compared to 2017 primarily driven by lower statutory income tax rates from U.S. tax reform.

The effective tax rate each year is impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances (“VA”), and tax discrete items. The future period’s effective tax rate may vary from the actual year-end 2019 effective tax rate due to the changes in these factors.

Included in the tax benefit on noteworthy and other tax discrete items of $73.0 million for the current year was:

•	$53.2 million income tax benefit related to the change in indefinite reinvestment tax assertion that reversed a previously established deferred tax liability,
•	$8.7 million tax benefit on other tax discrete items, and
•	$11.1 million income tax benefit on noteworthy items listed in the “Non-GAAP Financial Measurements” section.

CIT ANNUAL REPORT 2019

Included in the tax benefit on noteworthy and other tax discrete items of $13.2 million for 2018 was:

•

$15.2 million deferred income tax benefit recorded resulting from the release of a VA on deferred tax assets established on the capital losses generated in the prior year from an equity investment in a wholly-owned foreign subsidiary,

•	$14.5 million deferred income tax expense resulting from revaluation of U.S. state deferred tax assets and liabilities as a result of state tax rate changes,
•	$6.9 million deferred income tax expense related to the increase to the deferred tax liability on the Company’s investment in NACCO, which was sold in October 2018,
•	$3.2 million deferred income tax benefit recorded for credits recognized related to Research and Experimentation Expenses,
•	$1.4 million deferred income tax benefit resulting from favorable audit resolutions with state taxing authorities on prior year U.S. state income tax returns, and
•	$14.8 million income tax benefit on other tax discrete items and noteworthy items listed in the “Non-GAAP Financial Measurements” section.

Included in the tax benefit on noteworthy and other tax discrete items of $315.7 million for 2017 was:

•

$177.4 million deferred income tax benefit related to the recognition of a $234.2 million deferred tax asset related to an equity investment in a wholly-owned foreign subsidiary, partially offset by a $56.8 million VA,

•

$26.6 million income tax expense related to the cumulative effect adjustment for the Company’s election to change the accounting policy for LIHTC investments from the equity method to the proportional amortization method. The total income tax expense of $38.2 million disclosed within the “Non-GAAP Financial Measurements” section and Note 1 – Business and Summary of Significant Accounting Policies – Recent Accounting Pronouncements in Item 8 includes an $11.6 million tax effect of the $29 million pretax item recorded in other non-interest income,

•

$19.3 million current tax benefit, including interest and penalties, related to legacy OneWest Bank matters, including the release of a tax reserve upon the favorable resolution of an uncertain tax position and recognition of expected tax refunds,

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
•

$2.9 million deferred income tax benefit related to revaluation of the U.S. deferred tax assets and liabilities as a result of change in U.S. federal tax rates from 35% to 21% with an effective date of January 1, 2018,

•

$5.7 million net deferred tax benefit related to the recognition of NACCO related items including impact of French tax law changes of an $11.0 million deferred tax benefit and adjustments to deferred taxes on the Company’s investment in NACCO of $5.3 million deferred tax expense,

•	$0.5 million of miscellaneous other year to date net tax expense items, and
•	$142.7 million tax benefit on the other tax discrete items and noteworthy items listed in the “Non-GAAP Financial Measurements” section.

See Note 19 – Income Taxes in Item 8 for additional information.

RESULTS BY BUSINESS SEGMENT

As of December 31, 2019, we manage our business and report our financial results in two operating segments: Commercial Banking and Consumer Banking, and a non-operating segment, Corporate. In the fourth quarter of 2019, we modified our business segment reporting. The former NSP segment, which included a nominal amount of loans held for sale at December 31, 2019, is now reported in Corporate. All segment data has been reclassified to conform to the current presentation. See “Net Finance Revenue,” “Non-Interest Income,” “Non-Interest Expenses” and “Credit Metrics,” which reference segments on these topics.

See Business Segments in Item 1. Business Overview for more detailed descriptions of each of the business segments and divisions therein and Note 24 — Business Segment Information in Item 8.

Commercial Banking

Commercial Banking is comprised of four divisions: Commercial Finance, Rail, Real Estate Finance and Business Capital. Reporting at the division level was modified in Commercial Banking. Our factoring business, Commercial Services, which was reported in the Business Capital division, is now reported in the Commercial Finance division. In addition, an equipment financing portfolio consisting mostly of leases was also transferred from Business Capital to Commercial Finance. Revenue is generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities and banking services, along with capital markets transactions and commissions earned on factoring and related activities.

CIT ANNUAL REPORT 2019

Commercial Banking: Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
Earnings Summary	2019	2018	2017
Interest income	$1,425.7	$1,333.0	$1,248.0
Rental income on operating leases	857.7	1,009.0	1,007.4
Finance revenue	2,283.4	2,342.0	2,255.4
Interest expense	758.3	716.3	517.7
Depreciation on operating lease equipment	308.6	311.1	296.3
Maintenance and other operating lease expenses	180.7	230.4	222.9
Net finance revenue ("NFR")	1,035.8	1,084.2	1,218.5
Provision for credit losses	117.3	167.1	88.7
Other non-interest income	331.6	320.8	291.0
Operating expenses	701.5	692.9	691.7
Goodwill Impairment	-	-	255.6
Income before income taxes	$548.6	$545.0	$473.5

Select Period End Balance
Loans and leases	$31,736.2	$31,298.3	$31,232.4
Earning assets (net of credit balances of factoring clients)	30,691.7	29,820.8	30,039.0
Select Average Balances
Average loans (includes HFS, and net of credit balances of factoring clients)	$23,139.5	$22,010.2	$21,339.5
Average operating leases ("AOL")* (includes HFS)	7,075.6	7,738.7	7,685.0
Average earning assets ("AEA")	30,360.0	30,001.6	29,270.1
Statistical Data
Net finance margin - NFR as a % of AEA	3.41%	3.61%	4.16%
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses*	$368.4	$467.5	$488.2
Operating lease margin as a % of AOL	5.21%	6.04%	6.35%
Net efficiency ratio	51.0%	49.0%	45.4%
Pretax return on AEA	1.81%	1.82%	1.62%
New business volume	$11,105.2	$10,610.9	$8,607.7
Factoring volume	28,285.8	30,324.6	27,480.1
Pre-tax income was up slightly in 2019 compared to 2018, reflecting lower credit costs, partially offset by lower NFR, as interest income on portfolio growth was offset by higher interest expense and lower net rental income on operating leases. Pre-tax earnings in 2018 included a noteworthy item for the gain on sale of NACCO of $25 million; both 2018 and 2017 included a noteworthy item for the benefit from the suspension of depreciation expense on operating lease equipment held for sale related to NACCO of $27 million and $17 million, respectively, and 2017 included a goodwill impairment charge of $256 million (see Note 25 – Goodwill and Intangible Assets). There were no noteworthy items in 2019. Excluding noteworthy items, pre-tax earnings were $493 million and $712 million in 2018 and 2017, respectively. The increase from 2018 reflects lower credit costs and higher non-interest income that offset the decline in net finance revenue. The decline compared to 2017 primarily reflected higher borrowing costs and credit costs, partially offset by higher non-interest income from higher gains on asset sales and capital market fees.

AEA consisted primarily of loans and leases. AEA in 2019 was up from 2018, reflecting growth in Commercial Finance and Business Capital and partially offset by a decline in Rail and Real Estate Finance. Rail AEA was down as new business volume was more than offset by the sale of NACCO in October 2018, which consisted of approximately $1.2 billion of loans and leases. Real Estate Finance was down, primarily driven by elevated levels of prepayments that offset new business volume. The AEA increase in 2018 from 2017 reflected increases in the Commercial Finance and Business Capital divisions, partially offset by a decrease in Real Estate Finance.

Compared to 2018, new business volume increased in 2019, with growth in Real Estate Finance, Business Capital and Rail. New business volume in 2018 was up from 2017, with strong growth in all divisions except Rail.

Trends included the following:

•

NFR in 2019 was down from 2018, reflecting the impact of the sale of NACCO, pressure on rental income, and lower utilization in the Rail portfolio, higher interest expense and lower PAA, partially offset by the growth in AEA and an increase in interest income from higher interest rates on floating rate earning assets. NFR in 2019 also decreased as 2018 and 2017 benefited from suspended depreciation of $27 million and $17 million, respectively, on Rail assets held for sale.

•

Net operating lease revenue, which is a component of NFR, is driven primarily by the performance of our Rail portfolio. See the “Net Finance Revenue” section for further discussion related to our operating lease portfolio.

•	See Purchase Accounting Accretion table in the “Net Finance Revenue” section for amounts of PAA by division.
•	NFM decreased in 2019 compared to 2018 and 2017, due to the aforementioned decreases in NFR. See the “Net Finance Revenue” section.
•

Gross yields (interest income plus rental income on operating leases as a % of AEA) in 2019 were down from 2018 and 2017. See Select Segment and Division Margin Metrics table and discussion that follows that table in the “Net Finance Revenue” section for gross yields by division.

CIT ANNUAL REPORT 2019

Consumer Banking

Consumer Banking includes Retail Banking, Consumer Lending, and SBA Lending, which are grouped together for purposes of discussion as Consumer and Community Banking (formerly Other Consumer Banking), and LCM. Revenue is generated from interest earned on residential mortgages, and small business loans, and from fees for banking services.

Consumer Banking: Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
Earnings Summary	2019	2018	2017
Interest income	$364.9	$338.9	$378.1
Interest benefit	(125.3)	(143.5)	(51.8)
Net finance revenue ("NFR")	490.2	482.4	429.9
Provision (benefit) for credit losses	(6.5)	3.9	25.9
Other non-interest income	33.8	35.0	4.1
Operating expenses	345.0	369.3	401.5
Income before income taxes	$185.5	$144.2	$6.6
Select Period End Balance
Loans (includes HFS)	$6,614.4	$6,535.9	$6,820.2
Earning assets	6,640.4	6,558.0	6,962.6
Deposits	30,244.5	26,052.4	23,421.8
Select Average Balances
Average loans (includes HFS)	$6,625.7	$6,595.3	$6,812.3
Average earning assets ("AEA")	6,644.5	6,680.7	7,054.0
Statistical Data
Net finance margin - NFR as a % of AEA	7.38%	7.22%	6.09%
Net efficiency ratio	62.3%	67.8%	88.3%
Pretax return on AEA	2.79%	2.16%	0.09%
New business volume	$1,977.2	$1,611.7	$949.4

Pre-tax earnings in 2019 increased from 2018, reflecting lower operating expenses, along with lower credit costs and higher NFR. Pre-tax earnings in 2018 and 2017 included noteworthy items. Pretax results for 2018 included a net benefit of $8 million in non-interest income, comprised of a $29 million benefit related primarily to the net gain on the sale of the reverse mortgage portfolio related to the Financial Freedom Transaction, partially offset by a $21 million impairment charge to reduce the indemnification asset for the amounts deemed uncollectable within the remaining indemnification period for certain covered loans in our LCM portfolio (see Note 3 — Loans in Item 8). Pretax results for 2017 were impacted by $42 million of aggregate charges related to the Financial Freedom Transaction ($27 million charge in non-interest income on reverse mortgage related assets and $15 million of charge-offs in the provision for credit losses related to the transfer of the reverse mortgage portfolio to AHFS). Excluding noteworthy items, pre-tax earnings were $136 million in 2018 and $49 million in 2017. Pre-tax earnings excluding noteworthy items in 2018 were up from 2017. The increase in interest benefit received from other segments for the value of excess deposits that this segment generated and lower operating expenses, were partially offset by lower income following the sale of our reverse mortgage portfolio.

AEA consisted primarily of loans and was down compared to 2018 and 2017, primarily due to loan sales and continued run-off in the LCM portfolio, which outpaced residential mortgage loan growth in the retail and correspondent channels in the Consumer and Community Banking division.

In July 2019, we sold approximately $205 million of loans and OREO in the LCM portfolio, which included approximately $15 million of non-accrual loans. We received proceeds in excess of carrying value. The vast majority of the loans were PCI, whereby interest income is recognized on a level yield basis, based on the cash flows of the pools of loans. The improved cash flows expected to be collected from the sold PCI loans of approximately $24 million will be recognized prospectively over the remaining life of the related pools of loans. In November 2019, we sold an additional $52 million of LCM loans, and recognized a gain of approximately $9 million. LCM represented $2.1 billion of earning assets at December 31, 2019.

Deposits, which include deposits from the branch and online channels, increased from 2018 and 2017, driven by an increase in savings and online money market accounts, partially offset by a decrease in interest-bearing checking accounts.

Trends included the following:

•

NFR increased slightly in 2019 compared to 2018, primarily due to the loan growth in Consumer and Community Banking, partially offset by sales and run-off of the LCM portfolio and no interest income offset from the indemnification asset, which was present in 2018. The higher interest income was offset by the lower benefit received from other segments for the value of excess deposits. NFR increased in 2018 from 2017, due to an increase in interest benefit received from other segments for the value of excess deposits, partially offset by the decline in interest income due to the sale of the reverse mortgage portfolio, lower PAA as assets mature and continued run-off of the LCM portfolio. See Purchase Accounting Accretion table in “Net Finance Revenue” section for amounts of PAA by division.

CIT ANNUAL REPORT 2019

Corporate

Corporate includes certain items that are not allocated to operating segments. Some of the more significant and recurring items include interest income on investment securities, a portion of interest expense primarily related to corporate funding costs, mark-to-market adjustments on foreign currency hedges and income on BOLI (other non-interest income), restructuring charges, as well as certain unallocated costs and intangible assets amortization expenses (operating expenses) and loss on debt extinguishments. The former NSP segment, which included a nominal amount of loans held for sale at December 31, 2019, is now reported in Corporate, with prior periods conformed.

Corporate: Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
Earnings Summary	2019	2018	2017
Interest income	$226.2	$218.5	$209.5
Interest expense	319.0	242.3	251.8
Net finance revenue ("NFR")	(92.8)	(23.8)	(42.3)
Other non-interest income	49.8	18.0	69.1
Operating expenses	67.2	46.4	315.3
Loss before income taxes	$(110.2)	$(52.2)	$(288.5)
Select Period End Balance
Loans and leases	$0.1	$20.2	$63.3
Earning assets	8,764.7	8,042.6	7,848.1
Select Average Balances
Average earning assets ("AEA")	$9,262.7	$8,532.1	$10,528.0
Statistical Data
Net finance margin — NFR as a % of AEA	(1.00%)	(0.28%)	(0.40%)
Pretax return on AEA	(1.19%)	(0.61%)	(2.74%)

Pre-tax losses in each of the years included noteworthy items. Noteworthy items increased the pre-tax losses by $44 million in 2019 and $96 million and $264 million for 2018 and 2017, respectively. Noteworthy items are listed in the “Non-GAAP Financial Measurements” section and briefly described as follows:

•	Noteworthy items in 2019 included a building impairment charge of $29 million and a restructuring charge of $15 million, both in operating expenses.
•

Noteworthy items in 2018 included charges related to the termination of TRSs of $69 million and an $11 million release of a valuation reserve due to an increase in fair value of certain assets held for sale in China, both in other non-interest income, as well as a loss on debt extinguishments of $38 million in operating expenses.

•

Noteworthy items in 2017 included a loss on debt extinguishment of $218 million and restructuring charges of $53 million, both in operating expenses, a benefit of $29 million related to a change in the accounting policy for LIHTC and an $8 million CTA charge related to the exit of international businesses, both in other non-interest income, and interest expense of $23 million, partially offset by interest income of $9 million, related to the timing of debt repayments and the elevated cash balances from the Commercial Air sale and the related liability management and capital actions.

Excluding noteworthy items, there was a pre-tax loss of $66 million in 2019, compared to pre-tax income of $45 million in 2018 and a pre-tax loss of $24 million in 2017. The pre-tax loss in 2019 reflects higher funding costs held at Corporate, and when compared to 2018, other non-interest income (excluding the noteworthy items) was down, driven by lower gains on derivatives and foreign currency exchange and on investments, while operating costs (excluding noteworthy items) were up, reflecting $17 million related to the MOB acquisition.

CIT ANNUAL REPORT 2019

LOANS AND LEASES

The following table presents our period end loans and leases by segment.

Loans and Leases Composition (dollars in millions)

	December 31,			$ Change	$ Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Commercial Banking
Commercial Finance
Loans	$13,912.8	$13,958.1	$13,166.7	$(45.3)	$791.4
Operating lease equipment, net	332.8	321.6	254.7	11.2	66.9
Assets held for sale	6.8	9.7	123.5	(2.9)	(113.8)
Total loans and leases	14,252.4	14,289.4	13,544.9	(37.0)	744.5
Business Capital
Loans	5,038.5	4,821.9	4,341.9	216.6	480.0
Operating lease equipment, net	280.9	227.5	223.3	53.4	4.2
Assets held for sale	-	8.9	-	(8.9)	8.9
Total loans and leases	5,319.4	5,058.3	4,565.2	261.1	493.1
Rail
Loans	59.6	83.7	82.8	(24.1)	0.9
Operating lease equipment, net	6,706.0	6,421.5	6,260.9	284.5	160.6
Assets held for sale	0.4	-	1,188.4	0.4	(1,188.4)
Total loans and leases	6,766.0	6,505.2	7,532.1	260.8	(1,026.9)
Real Estate Finance
Loans	5,382.5	5,399.7	5,567.9	(17.2)	(168.2)
Assets held for sale	15.9	45.7	22.3	(29.8)	23.4
Total loans and leases	5,398.4	5,445.4	5,590.2	(47.0)	(144.8)
Total Segment - Commercial Banking
Loans	24,393.4	24,263.4	23,159.3	130.0	1,104.1
Operating lease equipment, net	7,319.7	6,970.6	6,738.9	349.1	231.7
Assets held for sale	23.1	64.3	1,334.2	(41.2)	(1,269.9)
Total loans and leases	31,736.2	31,298.3	31,232.4	437.9	65.9
Consumer Banking
Consumer and Community Banking
Loans	4,524.0	3,744.5	2,623.5	779.5	1,121.0
Assets held for sale	7.4	3.9	4.6	3.5	(0.7)
Total loans and leases	4,531.4	3,748.4	2,628.1	783.0	1,120.3
Legacy Consumer Mortgages
Loans	2,081.5	2,787.5	3,331.1	(706.0)	(543.6)
Assets held for sale	1.5	-	861.0	1.5	(861.0)
Total loans and leases	2,083.0	2,787.5	4,192.1	(704.5)	(1,404.6)
Total Segment - Consumer Banking
Loans	6,605.5	6,532.0	5,954.6	73.5	577.4
Assets held for sale	8.9	3.9	865.6	5.0	(861.7)
Total loans and leases	6,614.4	6,535.9	6,820.2	78.5	(284.3)
Corporate
Assets held for sale	0.1	20.2	63.3	(20.1)	(43.1)
Total loans and leases	0.1	20.2	63.3	(20.1)	(43.1)
Total loans	$30,998.9	$30,795.4	$29,113.9	$203.5	$1,681.5
Total operating lease equipment, net	7,319.7	6,970.6	6,738.9	349.1	231.7
Total assets held for sale	32.1	88.4	2,263.1	(56.3)	(2,174.7)
Total loans and leases	$38,350.7	$37,854.4	$38,115.9	$496.3	$(261.5)

Total loans and leases were up in 2019. Commercial Banking loans and leases were up, driven by growth in Business Capital and Rail, partially offset by modest declines in Commercial Finance and Real Estate Finance. Loans and leases in Consumer Banking were up slightly, as new business volume in Consumer and Community Banking offset continued run-off and sales of LCM loans.

Total loans and leases in 2018 were down 0.7% from 2017. Commercial Banking loans and leases were up slightly, driven by growth in Business Capital and Commercial Finance, partially offset by declines in Rail and Real Estate Finance. Rail loans and leases were down due to the sale of NACCO ($1.2 billion of loans and leases). Loans and leases in Consumer Banking were down due to the run-off of the LCM portfolio and the sale of the reverse mortgage portfolio related to the Financial Freedom Transaction, partially offset by new business volume in the Consumer and Community Banking division.

Total loans and leases trends are discussed in the respective segment descriptions in the prior section, “Results by Business Segment.”

CIT ANNUAL REPORT 2019

The following table reflects the contractual maturities of our loans, which excludes certain items such as purchase accounting adjustments, unearned income and other yield-related fees and costs.

Contractual Maturities of Loans at December 31, 2019 (dollars in millions)

	Commercial		Consumer
Fixed-rate	U.S.	Foreign	U.S.	Total
1 year or less	$4,168.6	$130.5	$90.0	$4,389.1
Year 2	1,784.6	30.0	91.1	1,905.7
Year 3	1,243.6	39.7	94.8	1,378.1
Year 4	784.0	130.6	98.3	1,012.9
Year 5	368.7	84.6	102.6	555.9
2-5 years	4,180.9	284.9	386.8	4,852.6
After 5 years	391.8	112.6	3,870.5	4,374.9
Total fixed-rate	8,741.3	528.0	4,347.3	13,616.6
Adjustable-rate
1 year or less	2,647.9	219.4	55.4	2,922.7
Year 2	2,353.9	196.3	54.9	2,605.1
Year 3	2,973.5	180.1	57.3	3,210.9
Year 4	2,826.5	170.5	60.9	3,057.9
Year 5	2,117.5	214.7	65.9	2,398.1
2-5 years	10,271.4	761.6	239.0	11,272.0
After 5 years	2,634.9	60.0	2,007.3	4,702.2
Total adjustable-rate	15,554.2	1,041.0	2,301.7	18,896.9
Total	$24,295.5	$1,569.0	$6,649.0	$32,513.5

The following table presents the changes to our total loans and leases:

Changes in Loans and Leases (dollars in millions)

	Commercial	Consumer
	Banking	Banking	Corporate	Total
December 31, 2016	$30,406.1	$7,041.8	$210.1	$37,658.0
New business volume	8,607.7	949.4	-	9,557.1
Loan and portfolio sales	(310.1)	(128.4)	(0.6)	(439.1)
Equipment sales	(179.2)	-	(39.8)	(219.0)
Depreciation	(296.3)	-	-	(296.3)
Gross charge-offs	(115.2)	(22.5)	-	(137.7)
Collections and other	(6,880.6)	(1,020.1)	(106.4)	(8,007.1)
December 31, 2017	$31,232.4	$6,820.2	$63.3	$38,115.9
New business volume	10,610.9	1,611.7	-	12,222.6
Loan and portfolio sales	(384.0)	(956.1)	-	(1,340.1)
Equipment sales	(244.2)	-	(6.0)	(250.2)
Sale of NACCO	(1,214.5)	-	-	(1,214.5)
Depreciation	(311.1)	-	-	(311.1)
Gross charge-offs	(138.7)	(4.1)	-	(142.8)
Collections and other	(8,252.5)	(935.8)	(37.1)	(9,225.4)
December 31, 2018	$31,298.3	$6,535.9	$20.2	$37,854.4
New business volume	11,105.2	1,977.2	-	13,082.4
Loan and portfolio sales	(348.2)	(411.8)	-	(760.0)
Equipment sales	(216.8)	-	(2.3)	(219.1)
Depreciation	(308.6)	-	-	(308.6)
Gross charge-offs	(151.2)	(2.7)	-	(153.9)
Collections and other	(9,642.5)	(1,484.2)	(17.8)	(11,144.5)
December 31, 2019	$31,736.2	$6,614.4	$0.1	$38,350.7

Portfolio activities are discussed in the respective segment descriptions in “Results by Business Segment”.

CIT ANNUAL REPORT 2019

CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer loans and leases, including assets held for sale, by geographical regions:

Total Loans and Leases by Geographic Region (dollars in millions)

	December 31, 2019		December 31, 2018		December 31, 2017
West	$12,474.3	32.5%	$12,348.9	32.6%	$12,009.8	31.5%
Northeast	8,716.7	22.7%	9,196.0	24.3%	9,658.7	25.3%
Southwest	5,178.9	13.5%	4,838.5	12.8%	4,063.5	10.7%
Midwest	4,915.1	12.8%	4,972.8	13.1%	4,641.1	12.2%
Southeast	4,084.4	10.7%	3,590.0	9.5%	3,346.0	8.8%
Total U.S.	35,369.4	92.2%	34,946.2	92.3%	33,719.1	88.5%
Canada	1,395.1	3.6%	1,341.1	3.5%	1,326.4	3.4%
Europe	464.5	1.2%	383.8	1.0%	1,444.1	3.8%
Asia / Pacific	461.6	1.2%	478.2	1.3%	720.8	1.9%
All other countries	660.1	1.8%	705.1	1.9%	905.5	2.4%
Total	$38,350.7	100.0%	$37,854.4	100.0%	$38,115.9	100.0%

Ten Largest Accounts

Our ten largest loan and lease accounts, primarily lessors of rail assets and factoring clients, in the aggregate represented 5.5% of our total loans and leases at December 31, 2019 (the largest account was less than 1.0%).

The ten largest loan and lease accounts were 4.6% and 4.4% of total loans and leases at December 31, 2018 and 2017, respectively.

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial loans and leases, including assets held for sale, by obligor geography:

Commercial Loans and Leases by Obligor - Geographic Region (dollars in millions)

	December 31, 2019		December 31, 2018		December 31, 2017
Northeast	$8,113.4	25.1%	$8,471.3	26.7%	$8,646.1	27.3%
West	7,695.0	23.8%	7,676.0	24.1%	7,349.9	23.2%
Southwest	5,089.5	15.7%	4,750.1	14.9%	3,970.2	12.5%
Midwest	4,767.9	14.7%	4,810.8	15.1%	4,448.7	14.0%
Southeast	3,715.2	11.5%	3,213.7	10.1%	2,902.5	9.2%
Total U.S.	29,381.0	90.8%	28,921.9	90.9%	27,317.4	86.2%
Canada	1,395.1	4.3%	1,341.1	4.2%	1,326.4	4.2%
Europe	464.5	1.4%	383.8	1.2%	1,444.1	4.5%
Asia / Pacific	461.6	1.4%	478.2	1.5%	720.8	2.2%
All other countries	660.1	2.1%	705.1	2.2%	905.5	2.9%
Total	$32,362.3	100.0%	$31,830.1	100.0%	$31,714.2	100.0%

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our loans and leases:

Commercial Loans and Leases by Obligor - State and Country (dollars in millions)

	December 31, 2019		December 31, 2018		December 31, 2017
State
California	$5,651.4	17.5%	$5,515.7	17.3%	$5,430.5	17.1%
Texas	4,073.8	12.6%	3,889.9	12.2%	3,223.7	10.2%
New York	2,993.7	9.3%	3,273.6	10.3%	3,195.7	10.1%
All other states	16,662.1	51.4%	16,242.7	51.1%	15,467.5	48.8%
Total U.S.	29,381.0	90.8%	28,921.9	90.9%	27,317.4	86.2%
Country
Canada	1,395.1	4.3%	1,341.1	4.2%	1,326.4	4.2%
Marshall Islands	362.6	1.1%	330.5	1.0%	442.5	1.4%
All other countries	1,223.6	3.8%	1,236.6	3.9%	2,627.9	8.2%
Total International	$2,981.3	9.2%	$2,908.2	9.1%	$4,396.8	13.8%

CIT ANNUAL REPORT 2019

Cross-Border Transactions

Cross-border transactions reflect monetary claims on borrowers domiciled in foreign countries and primarily include cash deposited with foreign banks and receivables from residents of a foreign country.  At December 31, 2019 and 2018, there were no cross-border transactions with borrowers in any country greater than 0.75% of total assets. At December 31, 2017, amounts in excess of 0.75% were in the Marshall Islands, where such amounts were $502 million or 1.0% of total assets.

Industry Concentrations

The following table represents loans and leases, including assets held for sale by industry of obligor:

Commercial Loans and Leases by Obligor - Industry (dollars in millions)

	December 31, 2019		December 31, 2018		December 31, 2017
Real Estate	$5,280.2	16.3%	$5,234.6	16.4%	$5,224.8	16.5%
Manufacturing(1)	4,869.1	15.0%	4,819.4	15.1%	4,729.8	14.9%
Retail(2)	2,619.0	8.1%	2,667.9	8.4%	2,531.2	8.0%
Energy and utilities	2,151.7	6.6%	2,404.1	7.6%	2,253.3	7.1%
Wholesale	2,034.2	6.3%	1,960.9	6.2%	2,343.7	7.4%
Business Services	1,992.4	6.2%	1,701.0	5.3%	1,559.0	4.9%
Service industries	1,723.4	5.3%	1,483.3	4.7%	1,464.5	4.6%
Oil and gas extraction / services	1,672.0	5.2%	1,498.6	4.7%	1,437.6	4.5%
Transportation	1,645.1	5.1%	1,605.6	5.0%	1,361.1	4.3%
Healthcare	1,576.4	4.9%	1,556.4	4.9%	1,458.0	4.6%
Rail	1,518.2	4.7%	1,450.1	4.6%	1,916.7	6.1%
Maritime	1,118.2	3.5%	1,127.5	3.5%	1,341.8	4.2%
Finance and insurance	1,085.7	3.3%	1,383.7	4.3%	1,183.8	3.7%
Other (no industry greater than 2%)	3,076.7	9.5%	2,937.0	9.3%	2,908.9	9.2%
Total	$32,362.3	100.0%	$31,830.1	100.0%	$31,714.2	100.0%
(1)	At December 31, 2019, includes manufacturers of chemicals, including pharmaceuticals (4.0%), petroleum and coal, including refining (3.0%), stone, clay, glass and concrete (1.6%) and food (1.1%).
(2)	At December 31, 2019, includes retailers of general merchandise (3.0%), food and beverage providers (1.6%) and miscellaneous (1.2%).

Operating Lease Equipment — Rail

Rail serves over 500 customers, including all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately USD $490 million and greater), other railroads and non-rail companies, such as shippers and power and energy companies. At December 31, 2019 our total operating lease fleet consisted of approximately 116,000 railcars, approximately 31,000 of which are scheduled to expire in 2020. We have commitments to purchase approximately 4,600 railcars, primarily tank cars. Railcar manufacturer commitments are included in Note 21 — Commitments in Item 8. The following table reflects the proportion of railcars by type, based on net investment.

Operating lease Railcar Portfolio by Type (by net investment)

Railcar Type	Total Owned Fleet (%)
Covered Hoppers	40
Tank Cars	28
Mill/Coil Gondolas	9
Coal	9
Boxcars	7
Flatcars	4
Other	3
Total	100

On December 4, 2015, the Fixing America's Surface Transportation Act ("FAST Act") was signed into law, which, among other things, modified certain aspects of the U.S. Pipeline and Hazardous Materials Safety Administration ("PHMSA") final rules for transportation of flammable liquids. These regulations applied to tank cars transporting flammable liquids, and among other mandates, established enhanced DOT Specification 117 design and performance criteria applicable to tank cars constructed after October 1, 2015, and required retrofitting existing tank cars in accordance with DOT-prescribed retrofit design or performance standard.

The Rail fleet includes approximately 33,000 tank cars. Approximately 7,000 tank cars in flammable liquid service were retrofitted prior to December 31, 2019, and approximately 13,000 remaining cars requiring a retrofit will be completed prior to deadlines in the FAST Act; 94% of which have dates of 2023 and beyond.

CIT ANNUAL REPORT 2019

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer loans, including loans held for sale. PCI loans and LTV ratios are discussed in Note 3 — Loans.

Consumer Loans (dollars in millions)

	December 31, 2019		December 31, 2018		December 31, 2017
	Net Investment	% of Total	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$5,934.8	99.1%	$5,933.9	98.5%	$5,390.3	84.2%
Home equity lines of credit and other	53.6	0.9%	90.4	1.5%	150.4	2.4%
Reverse mortgage(1)	—	—	—	—	861.0	13.4%
Total loans	$5,988.4	100.0%	$6,024.3	100.0%	$6,401.7	100.0%
(1)	The decline in reverse mortgages reflects the sale of that portfolio in 2018.

Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes the carrying value of consumer loans, with concentrations in the top four states based upon property address.

Consumer Loans Geographic Concentrations (dollars in millions)

	December 31, 2019		December 31, 2018		December 31, 2017
	Net Investment	% of Total	Net Investment	% of Total	Net Investment	% of Total
California	$4,172.2	69.7%	$4,237.6	70.3%	$4,230.7	66.1%
Washington	222.3	3.7%	116.2	1.9%	85.5	1.3%
New York	205.6	3.4%	290.8	4.8%	479.8	7.5%
Florida	142.4	2.4%	168.0	2.8%	250.6	3.9%
Other states(1)	1,245.9	20.8%	1,211.7	20.2%	1,355.1	21.2%
Total loans	$5,988.4	100.0%	$6,024.3	100.0%	$6,401.7	100.0%
(1)	No state or territory has a total in excess of 2%.

FUNDING AND LIQUIDITY

CIT actively manages its liquidity and monitors liquidity risk metrics. CIT maintains appropriate amounts of liquidity and access to contingent sources of liquidity to meet its obligations, including in periods of stress. Primary sources of available liquidity include cash, investment securities and credit facilities, as discussed below.

Cash

Cash totaled $2.7 billion at December 31, 2019, compared to $1.8 billion and $1.7 billion at December 31, 2018 and 2017, respectively. Cash at December 31, 2019 consisted of $2.4 billion at CIT Bank and $0.3 billion related to the BHC and other non-bank subsidiaries. The increase in cash in 2019 was due to $850 million of restricted cash that was held in escrow for the MOB acquisition, which was completed on January 1, 2020.

Investment Securities

Investment securities consisted primarily of High-Quality Liquid Asset (“HQLA”) fixed income debt securities and totaled $6.3 billion at December 31, 2019, compared to $6.2 billion and $6.5 billion at December 31, 2018 and 2017, respectively. In addition, we had $950 million of securities purchased under agreement to resell at December 31, 2019, compared to $400 million and $150 million at December 31, 2018 and 2017, respectively. See Note 6 — Investment Securities in Item 8 for additional information on types of investment securities.

Liquidity Monitoring

We monitor, assess, and maintain an adequate level of liquidity to meet our cash and collateral obligations at a reasonable cost consistent with our liquidity risk management policy, and calculate liquidity risk metrics as part of our risk management.

CIT ANNUAL REPORT 2019

Funding Sources

Funding sources consist of deposits and borrowings. We increased the period end deposits to total funding ratio to 84% at December 31, 2019 from 79% and 77% at December 31, 2018 and 2017, respectively. Unsecured borrowings increased slightly to 11% at December 31, 2019, compared to 10% at both December 31, 2018 and 2017. Secured borrowings decreased to 5% from 11% and 13% at December 31, 2018 and 2017, respectively, reflecting lower FHLB advances. See further discussions below.

See “Net Finance Revenue” section for a tabular presentation of our average funding mix for the years ended December 31, 2019, 2018 and 2017.

Deposits

CIT offers its deposits through various channels. The period end balances are as follows:

Deposits by Channel (dollars in millions)

	December 31, 2019		December 31, 2018		December 31, 2017
	Total	Percent of Total	Total	Percent of Total	Total	Percent of Total
Online	$19,014.0	54%	$14,688.4	47%	$11,756.6	40%
Branch	11,230.6	32%	11,364.0	36%	11,665.2	39%
Brokered / other channel	2,666.3	8%	3,108.8	10%	3,618.3	12%
Commercial	2,228.6	6%	2,078.3	7%	2,529.2	9%
Total deposits	$35,139.5	100%	$31,239.5	100%	$29,569.3	100%

The following table details our period end deposit balances by type:

Deposits by Type (dollars in millions)

	December 31, 2019		December 31, 2018		December 31, 2017
	Total	Percent of Total	Total	Percent of Total	Total	Percent of Total
Non-interest bearing deposits	$1,593.1	4%	$1,685.7	5%	$1,505.8	5%
Time deposits	11,157.7	32%	14,053.3	45%	14,348.0	49%
Interest bearing checking	1,328.9	4%	1,553.3	5%	2,653.3	9%
Savings and money market	21,059.8	60%	13,947.2	45%	11,062.2	37%
Total deposits	$35,139.5	100%	$31,239.5	100%	$29,569.3	100%

CIT Bank, N.A. offers a full suite of deposit offerings to its commercial and consumer customers through a network of over 60 branches in Southern California and a national online platform. On January 1, 2020, CIT acquired MOB, with 25 branches, primarily in the Southwest, Midwest and Southeast. See “Mutual of Omaha Bank Acquisition” section.

During 2019, we continued to execute on our plan to grow the online channel, and we have been growing our non-maturity deposits in conjunction with our strategy to optimize deposit costs while working within our risk management discipline. Deposits increased in the online savings accounts, reflecting growth from our promotional savings products, such as the Savings Builder product in 2019. Since 2017, we have shifted the mix of our deposits and lowered time deposits and higher cost brokered deposits, as well as certain higher beta deposits in the commercial channel, and increased High Yield Savings Accounts and online money market accounts. See “Net Finance Revenue” section for discussion on average balances and rates.

Borrowings

Borrowings consist of senior unsecured notes, subordinated unsecured notes and secured borrowings (structured financings and FHLB advances), all of which totaled $6.5 billion in aggregate at December 31, 2019, down from $8.1 billion at December 31, 2018, primarily reflecting lower FHLB advances and structured financings. The weighted average coupon rate of borrowings at December 31, 2019, was 3.97%, up from 3.92% at December 31, 2018, and 3.30% at December 31, 2017, primarily reflecting the impact of relatively lower FHLB advances in the borrowing mix.

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

CIT ANNUAL REPORT 2019

Unsecured Borrowings

Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility.  As of December 31, 2019, the Company was in compliance with the minimum guarantor asset coverage ratio and the minimum Tier 1 Capital requirement. See Note 10 — Borrowings in Item 8 for more information on the facility.

Senior Unsecured Notes and Subordinated Unsecured Notes

At December 31, 2019, the weighted average coupon rate of our unsecured senior and subordinated notes was 4.75%, compared to 5.02% and 4.81% at December 31, 2018 and 2017, respectively. The weighted average maturity profile of the combined unsecured senior and subordinated notes was 4.3 years, 5.0 years and 3.5 years at December 31, 2019, 2018 and 2017, respectively.

Senior Unsecured Notes

At December 31, 2019, senior unsecured notes outstanding totaled $4.0 billion and the weighted average coupon rate was 4.62%. At December 31, 2018, senior unsecured borrowings outstanding totaled $3.4 billion and the weighted average coupon rate was 4.89%. The increase in notes outstanding reflect the issuance noted below. At December 31, 2017, senior unsecured notes outstanding totaled $3.7 billion and the weighted average coupon rate was 4.81%.

In connection with the MOB acquisition, CIT Bank established a $5 billion Global Bank Note Program in September 2019 to enable it to offer both unsecured senior and subordinated notes. CIT Bank subsequently issued $550 million of 2.969% Senior Unsecured Fixed-to-Floating Rate Notes due 2025 (the “Notes”). The Notes pay a fixed rate of 2.969% until the call date in 2024. If the call is not exercised at that time, the rate will begin to float based on a compounded Secured Overnight Funding Rate (“SOFR”). This is the first SOFR based debt issued by CIT and the Notes will mature on September 27, 2025.

Subordinated Unsecured Notes

In November 2019, CIT issued $100 million in 4.125% fixed-to-fixed subordinated notes due in 2029, which is included in Tier 2 capital, to partially fund the MOB acquisition. During 2018, CIT issued $400 million of 10-year subordinated unsecured notes with a coupon of 6.125%, which allowed it to increase the common equity distribution in accordance with the Amended Capital Plan that ended in June 2018.

Secured Borrowings

We may pledge assets for secured borrowing transactions, which include borrowings from the FHLB and/or FRB, or for other purposes as required or permitted by law. The debt issued in conjunction with these transactions is collateralized by certain discrete receivables, loans, leases and/or underlying equipment. Certain related cash balances are restricted.

FHLB Advances

FHLB Balances (dollars in millions)

	December 31,	December 31,	December 31,
	2019	2018	2017
Total borrowing capacity	$6,350.5	$5,473.2	$5,217.8
Less:
Advances	(1,650.0)	(3,600.0)	(3,695.5)
Letters of credit	—	(2.3)	(87.8)
Available capacity	$4,700.5	$1,870.9	$1,434.5
Weighted average rate	2.04%	2.79%	1.56%
Pledged assets	$6,987.6	$6,712.4	$6,154.1

The decline in FHLB Advances reflects a net pay down. CIT Bank may borrow additional FHLB Advances, as liquidity needs arise. FHLB Advances and pledged assets are also discussed in Note 10 — Borrowings in Item 8.

Other Secured and Structured Financings

Other secured and structured financings totaled $0.4 billion at December 31, 2019, compared to $0.7 billion and $1.5 billion at December 31, 2018 and 2017, respectively. Other secured and structured financings were secured by $2.2 billion, $2.9 billion and $4.0 billion of pledged assets at December 31, 2019, 2018 and 2017, respectively. The decline from 2018 reflects lower outstanding balance on a secured facility related to our Commercial Services business in Commercial Finance. In October 2018, we redeemed all of the debt related to the Dutch TRS Facility of approximately $465 million. At December 31, 2017, secured borrowings and pledged assets of $250.3 million and $421.9 million, respectively, were related to NACCO. The secured borrowings were either repaid during 2018 or assumed by the buyer of NACCO.

The weighted average coupon rate of secured and structured financings was 3.03% at December 31, 2019, compared to 3.75% at both December 31, 2018 and 2017, reflecting the lower benchmark rate.

CIT ANNUAL REPORT 2019

There were no other secured and structured financings at CIT Bank, N.A. at December 31, 2019 and 2018, and $74 million at December 31, 2017.

Credit Facilities

At December 31, 2019, we maintained additional liquidity sources in the form of:

•	A multi-year committed Revolving Credit Facility that has a total commitment of $400 million, of which approximately $359 million was available to be drawn; and
•

Committed securitization facilities and secured bank lines totaled $1.0 billion, of which $621 million was unused at December 31, 2019, provided that eligible assets are available to serve as collateral for these facilities.

FRB

There were no outstanding borrowings with the FRB Discount Window as of December 31, 2019 and 2018. See Note 10 — Borrowings in Item 8 for total balances pledged, including amounts to the FRB.

Debt Ratings

Debt ratings can influence the cost and availability of short-term and long-term funding, the terms and conditions on which such funding may be available, the collateral requirements, if any, for borrowings and certain derivative instruments, the acceptability of our letters of credit, and the number of investors and counterparties willing to lend to or transact with the Company. A decrease, or potential decrease, in credit ratings could impact access to the capital markets and/or increase the cost of debt, and thereby adversely affect the Company’s liquidity and financial condition.

CIT and CIT Bank, N.A. debt ratings, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and DBRS Inc. (“DBRS”) are presented in the following table:

Ratings

	S&P	Fitch	Moody’s	DBRS
Last Credit Update	12/16/19	11/12/19	10/2/19	8/13/19
CIT Group Inc.
Long Term Senior Unsecured Debt	BB+	BBB-	Ba1	BBB (low)
Subordinated Debt	BB	BB+	Ba1	BB (high)
Non-Cumulative Perpetual Stock	B+	B	Ba3	BB (low)
Ratings Outlook / Trend	Stable	Stable	Positive	Stable
CIT Bank, N.A.
Issuer Rating	BBB-	BBB-	Ba1	BBB
Long Term Senior Bank Notes	BBB-	BBB-	Ba1	N/A
Deposit Rating (LT/ST)	N/A	BBB / F3	Baa1 / P-2	BBB / R-2 (high)
Outlook	Stable	Stable	Positive	Stable

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

Contractual Commitments

Commitment Expiration for the Twelve Months Ended December 31 (dollars in millions)

	Total	2020	2021	2022	2023	2024+
Financing commitments	$6,459.7	$2,445.1	$1,018.6	$1,095.1	$1,114.4	$786.5
Rail and other purchase commitments	813.7	813.7	—	—	—	—
Letters of credit	206.3	36.6	46.0	17.3	56.6	49.8
Deferred purchase agreements	2,060.6	2,060.6	—	—	—	—
Total contractual commitments	$9,540.3	$5,356.0	$1,064.6	$1,112.4	$1,171.0	$836.3

At December 31, 2019, substantially all our undrawn financing commitments were senior facilities, with approximately 92% secured by commercial equipment or other assets, and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance and Real Estate Finance divisions of Commercial Banking. The top ten undrawn financing commitments totaled $657.1 million at December 31, 2019. Financing commitments related to consumer loans totaled approximately $264.6 million, with the remaining related to commercial loans.

See Note 21 — Commitments in Item 8 for further detail.

CIT ANNUAL REPORT 2019

CAPITAL

Capital Management

As a BHC with total consolidated assets of less than $100 billion, CIT is not subject to the enhanced prudential standards of the Dodd-Frank Act, including capital planning and stress testing requirements under the FRB’s CCAR process. CIT’s capital management is discussed further in Item 1. Business Overview - Regulation, subsections “Capital Requirements” and “Regulatory Expectations for Capital Planning”.

On January 1, 2020 CIT acquired MOB, which merged with and into CIT Bank, with CIT Bank as the surviving bank in the merger. CIT Bank paid consideration of approximately $1 billion to OFHI, comprised of $850 million in cash and approximately $141 million of the Company’s common stock. During 2019, CIT Bank issued $550 million of senior unsecured bank notes and CIT issued $100 million of Tier 2 qualifying subordinated notes and $200 million of Tier 1 qualifying preferred stock to fund the cash portion of the purchase price. See Note 29 – Subsequent Events in Item 8.

Return of Capital

On January 29, 2019, CIT announced that the Board of Directors had approved the repurchase of up to $450 million of common stock through September 30, 2019. During 2019, CIT repurchased via open market repurchases (“OMRs”) a total of approximately $341 million in common shares at an average share price of $49.39 related to the $450 million authorization. CIT stopped repurchasing shares due to the then-pending MOB acquisition and the remaining $109 million in authorized repurchases expired on September 30, 2019.

During 2018, CIT repurchased 31.3 million common shares for a total of $1,625.0 million in common shares, via OMRs and a tender offer, at an average share price of $51.86.

Common and Preferred Stock Dividends

We declared and paid the following common and preferred stock dividends:

		Dividends Per Share
Declaration Date	Payment Date	2019	2018	2017
Common Stock
January	February	$0.25	$0.16	$0.15
April	May	$0.35	$0.16	$0.15
July	August	$0.35	$0.25	$0.15
October	November	$0.35	$0.25	$0.16
Series A Preferred Stock
April	June	$29.00	$29.00	$-
October	December	$29.00	$29.00	$30.29

On January 22, 2020, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.35 per outstanding common share. The common stock dividend is payable on February 21, 2020 to common shareholders of record as of February 7, 2020. On January 22, 2020, the Board of Directors of the Company declared a quarterly cash dividend in the amount of approximately $0.48 per outstanding Series B preferred stock. The dividend is payable on March 16, 2020 to Series B preferred shareholders of record as of February 28, 2020.

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. The regulatory capital guidelines applicable to the Company were based on the Basel III Rule. At December 31, 2019 and 2018, the capital ratios of the Company and the Bank exceeded all capital adequacy requirements.

In November 2017, the Federal Reserve Board, together with the OCC and FDIC adopted a final rule effective January 1, 2018 to extend the regulatory capital treatment under 2017 transition provisions for certain items, applicable to banking organizations that are not subject to advanced approaches capital rules (“Transition Final Rule”). These items include regulatory capital deductions, risk weights, and certain minority interest limitations. There were no items that exceeded the deduction threshold at December 31, 2019 and 2018, for CIT and CIT Bank, therefore balances and ratios were the same for the transition basis and fully-phased-in basis. Regulatory revisions to simplify the capital treatment of these items will take effect on April 1, 2020. See Item 1. Business Overview – Regulation for further discussion on the capital treatment of these items.

CIT ANNUAL REPORT 2019

Capital Components, Risk-Weighted Assets, and Capital Ratios (dollars in millions)

	December 31, 2019	December 31, 2018
Common Equity Tier 1 (CET1) Capital
Total common stockholders’ equity(1)	$5,814.0	$5,621.6
Effect of certain items in AOCI excluded from CET1 Capital	43.0	157.5
Adjusted total equity	5,857.0	5,779.1
Goodwill, net of associated deferred tax liabilities (DTLs)	(361.7)	(365.1)
Deferred tax assets (DTAs) arising from net operating loss and tax credit carryforwards	—	(64.6)
Intangible assets, net of associated DTLs	(50.9)	(71.2)
CET1 Capital	5,444.4	5,278.2
Additional Tier 1 Capital
Preferred Stock	525.0	325.0
Other Additional Tier 1 Capital deductions(2)	(0.1)	(10.5)
Total Additional Tier 1 Capital	524.9	314.5
Total Tier 1 Capital	5,969.3	5,592.7
Tier 2 Capital
Qualifying Tier 2 Capital Instruments	494.4	395.4
Qualifying allowance for credit losses and other reserves(3)	519.6	531.2
Total Tier 2 Capital	1,014.0	926.6
Total Capital	$6,983.3	$6,519.3
Risk-Weighted Assets	$45,262.0	$44,051.7
CIT Ratios
CET1 Capital Ratio	12.0%	12.0%
Tier 1 Capital Ratio	13.2%	12.7%
Total Capital Ratio	15.4%	14.8%
Tier 1 Leverage Ratio	11.9%	11.6%
CIT Bank, N.A. Capital Components and Ratios
CET1 Capital	$4,879.6	$4,783.6
Tier 1 Capital	4,879.6	4,783.6
Total Capital	5,644.3	5,230.4
Risk-Weighted Assets	37,150.5	35,697.6
CET1 Capital Ratio	13.1%	13.4%
Tier 1 Capital Ratio	13.1%	13.4%
Total Capital Ratio	15.2%	14.7%
Tier 1 Leverage Ratio	11.0%	11.6%
(1)	See Consolidated Balance Sheets for the components of Total common stockholders’ equity.
(2)	Represents covered funds deductions required by the Volcker Rule.
(3)	“Other reserves” represents additional credit loss reserves for unfunded lending commitments and deferred purchase agreements, all of which are recorded in Other Liabilities.

Common stockholders’ equity increased from December 31, 2018 primarily driven by earnings partially offset by capital returns.

The capital ratio remained elevated at year end relative to our targets as we stopped repurchasing shares in the third quarter of 2019 due to the then-pending MOB acquisition. Upon closing of the MOB acquisition, our CET1 ratio decreased. As a result of the MOB acquisition, our CET1 ratio is expected to decrease to approximately 10%, the lower end of our target range. Our intention is to remain out of the market for our common shares in order to increase our CET1 ratio during 2020 to 10.5%, which is in the middle of our target range.

Beginning in the second quarter of 2019, all covered loans from IndyMac were reported as non-covered due to the expiration of the IndyMac LSA with the FDIC in March 2019. As a result, risk-weighted assets (“RWA”) as of December 31, 2019 on the related covered loans of the IndyMac LSA (all in LCM) increased by approximately $620 million. This offset the net reduction to RWA due to the risk weighting change to high volatility commercial real estate (“HVCRE”) loans and the adoption of the new lease accounting standard, both noted below. The LSAs from (i) First Federal expired at the end of December 2019 and (ii) LaJolla will expire in February 2020. Neither expiration will affect RWA, as CIT Bank did not trigger loss sharing with the FDIC for either transaction.

At the beginning of 2019, the Company adopted a regulatory rule that changed the definition of HVCRE loans where certain loans previously classified as HVCRE no longer met the revised definition and therefore were subjected to lower risk weighting, resulting in $1.2 billion decrease in RWA from December 31, 2018. This decrease was partially offset by the adoption of the new lease accounting standard, in which a ROU asset related to leased facilities of $195 million was recorded as of December 31, 2019. See related discussion on the lease accounting standard in Note 1 — Business and Summary of Significant Accounting Policies and Note 5 — Leases in Item 8.

CIT ANNUAL REPORT 2019

The reconciliation of balance sheet assets to RWA is presented below:

Risk-Weighted Assets (dollars in millions)

	December 31, 2019	December 31, 2018	December 31, 2017
Balance sheet assets	$50,832.8	$48,537.4	$49,278.7
Risk weighting adjustments to balance sheet assets	(11,600.2)	(10,375.7)	(10,230.4)
Off-Balance sheet items	6,029.4	5,890.0	5,489.4
Risk-weighted assets	$45,262.0	$44,051.7	$44,537.7

The risk weighting adjustments to balance sheet assets as of December 31, 2019 increased from December 31, 2018 due to the risk weighting change to HVCRE loans, cash in an escrow in preparation of the MOB acquisition, and the higher concentration of securities purchased under agreements to resell, which are reported in Off-Balance sheet items, partially offset by the LSA expiration for IndyMac.

The 2019 off-balance sheet items primarily reflect $2.6 billion of unused lines of credit (largely related to the Commercial Finance and Real Estate Finance divisions), $2.1 billion of deferred purchase agreements (related to the Commercial Finance division), and $1.3 billion of other items. The RWA for off-balance sheet items as of December 31, 2019 increased from 2018, reflecting increases in rail equipment purchase commitments and securities purchased under agreements to resell, which are reported in Off-Balance sheet items. See Note 21 — Commitments in Item 8.

Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
Total common stockholders' equity	$5,814.0	$5,621.6	$6,995.0
Less goodwill	(369.9)	(369.9)	(369.9)
Intangible assets	(66.0)	(89.2)	(113.0)
Tangible book value(1)	$5,378.1	$5,162.5	$6,512.1
Book value per share	$61.37	$55.70	$53.25
Tangible book value per share(1)	$56.77	$51.15	$49.58
(1)	Tangible book value and tangible book value per share are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of Non-GAAP to GAAP financial information

Book value ("BV") and tangible book value (“TBV”) at December 31, 2019 increased from 2018, as earnings and a decrease in unrealized losses (in AOCI) were partially offset by the share repurchases and dividends paid. BV per share and TBV per share increased from December 31, 2018, also reflecting the repurchase of 6.9 million common shares during 2019, in addition to the increase in BV and TBV.

BV and TBV decreased during 2018, primarily reflecting the capital actions completed. BV per share and TBV per share increased from December 31, 2017 primarily due to the repurchase of 31.3 million common shares, which offset the lower BV and TBV.

RISK MANAGEMENT

CIT is subject to a variety of risks that may arise through the Company's business activities, including the following principal forms of risk:

•

Credit risk is the risk of loss when a borrower or series of borrowers do not meet their financial obligations to the Company, or their performance weakens, and increased reserving is required. Credit risk may arise from lending, leasing, the purchase of accounts receivable in factoring and/or counterparty activities.

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

•

Market risk includes interest rate and foreign currency risk and price risk. Interest rate risk is the risk that fluctuations in interest rates can have an adverse impact on the Company’s NFR and on the market or liquidity value of the Company’s assets, liabilities and off-balance sheet obligations. Foreign currency risk is the risk that fluctuations in exchange rates between currencies can have an adverse impact on the Company’s non-dollar denominated assets, liabilities and cash flows. Price risk is the risk that changes in the value of portfolios of financial instruments can have an adverse impact on the Company’s revenue and on the market value of the Company’s assets.

•	Liquidity risk is the risk that the Company has an inability to maintain adequate cash or collateral resources and funding capacity to meet its obligations, including under stress scenarios.
•	Capital adequacy risk is the risk that the Company does not have adequate capital to cover its risks and to support its growth and strategic objectives.
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

CIT ANNUAL REPORT 2019

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

GOVERNANCE AND SUPERVISION

CIT’s Risk Management Group (“RMG”) has established a Risk Management Policy that is designed to promote appropriate risk identification, as well as measurement, monitoring, management and control limits. The Risk Management Policy is focused on:

•	the major risks inherent to CIT's business activities, as defined above;
•	the policies, procedures, practices and resources used to manage and assess these risks, and the decision-making governance structure that supports it;
•

the Risk Appetite and Risk Tolerance Framework, which defines the level and type of risk CIT is willing to assume in its exposures and business activities, given its business objectives, and sets limits;

•	credit authorities, target performance metrics, underwriting standards and acceptable deal structures used to define and guide the decision-making processes; and
•	management information systems, including data, models, analytics and risk reporting, to enable adequate identification, monitoring and reporting of risks for proactive management.

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

The Enterprise Risk group provides governance and oversight over asset risk, market risk, liquidity risk, capital risk, operational risk, information risk, model validation, credit review, and compliance risk.  Enterprise Risk is led by the CRO and includes administrative reporting lines for credit review and the Chief Compliance Officer.

The Model Validation Group reports directly to the CRO, and is responsible for model governance, validation and monitoring.

Information Risk provides oversight of the information security and business continuity management programs. Information Risk is an independent oversight function over the Chief Information Security Officer (“CISO”), who is responsible for developing, implementing, and maintaining an effective information security program. Information Risk is responsible for the ongoing monitoring, testing, and measurement of the effectiveness of CIT’s information security program and business continuity program, as well as job-specific training for employees and contingent workers to create awareness of the programs. Information Risk reports directly to the CRO.

The Risk Program Office is responsible for overarching governance and controls within the risk organization with oversight of policy, risk appetite framework, and risk identification. The Head of the Risk Program Office chairs the Risk Control Committee (“RCC”).

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

CREDIT RISK

Lending and Leasing Risk

The extension of credit through our lending and leasing activities is core to our businesses. As such, CIT’s credit risk management process is centralized in the RMG, reporting into the CCO. This group approves the Company’s underwriting

CIT ANNUAL REPORT 2019

standards, extensions of credit and material amendments to existing credits, and syndication activity, and is responsible for confirming that the portfolio credit grading, and regulatory ratings are correct. In addition, PLM is a centralized commercial workout function tasked with maximizing recovery of CIT’s most distressed loans. RMG reviews and monitors credit exposures with the goal of identifying, as early as possible, customers and industries that are experiencing declining creditworthiness or financial difficulty. The CCO and Chief Financial Officer (“CFO”) evaluate reserves through our ALLL process for performing and non-performing loans, as well as establishing qualitative reserves to cover potential losses, which may be inherent in the portfolio.

CIT’s portfolio is governed by Risk Tolerance Limits based on individual loan and lease amounts by borrower as well as product, industry and geography. RMG sets or modifies the underwriting standards as conditions warrant, based on borrower risk, collateral, industry risk, portfolio size and concentrations, credit concentrations and risk of substantial credit loss. Using our underwriting policies, procedures and practices, combined with credit judgment and quantitative tools, we evaluate loans and leases for credit and collateral risk during the credit decision-making process and after the advancement of funds. We set forth our underwriting parameters based on: (1) Industry White Papers, which delineate risk by market, industry, geography and product, (2) Credit Standards, which detail acceptable structures, credit profiles and risk-adjusted returns, and (3) through our corporate credit policies. We capture and analyze credit risk based on the probability of obligor default (“PD”) and loss given default (“LGD”). PD ratings are determined by evaluating borrower creditworthiness, including analyzing credit history, financial condition, cash flow adequacy, current and budgeted financial performance and management quality. LGD ratings, which estimate loss if an account goes into default, are predicated on transaction structure, collateral valuation and related guarantees. The PD and LGD of our borrowers is the framework for our ALLL process.

We execute derivative transactions with our customers to help them mitigate their interest rate and currency risks. We typically enter into offsetting derivative transactions with third parties in order to neutralize CIT’s interest rate and currency exposure to these customer related derivative transactions. The counterparty credit exposure related to these transactions is monitored and evaluated as part of our credit risk management process.

Commercial Lending and Leasing. Commercial credit management begins with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the loan or lease, including normal collection, evaluation of the performance, recovery of past due balances and liquidating underlying collateral.

Commercial Loans are graded according to the Company’s internal rating system with respect to PD and LGD (severity) based on various risk factors noted above. The non-specific allowance is determined based on the estimated PD, which reflects the borrower’s financial strength, the severity of loss in the event of default, considering the quality of the underlying collateral, and other borrower specific considerations. The PD and severity are derived through historical observations of default and subsequent losses within each risk grading.

When loans are graded at underwriting, or when updated periodically, a model is run to generate a preliminary risk rating. The model incorporates both internal and external historical default and loss data to develop loss rates for each risk rating. The preliminary risk rating assigned by the model can be adjusted as a result of borrower specific facts that in management’s judgment warrant a modification of the modeled risk rating to arrive at the final approved risk ratings.

Prior to extending an initial loan or lease, credit personnel review the potential borrowers’ financial condition, results of operations, management, industry, business model, customer base, operations, collateral and other data, such as third-party credit reports, to evaluate the potential customer’s borrowing and repayment ability. Transactions are graded by PD and LGD ratings, as described above, as well as regulatory ratings. Credit facilities are subject to our overall credit approval process and underwriting guidelines and ratings are issued commensurate with the credit evaluation performed on each prospective borrower, as well as portfolio concentrations. Credit personnel continue to review the PD and LGD ratings periodically. Decisions on continued creditworthiness or impairment of borrowers are determined through these periodic reviews.

Small-Ticket Lending and Leasing. For small-ticket lending and leasing transactions mainly in Business Capital, we also employ automated credit scoring models for origination (scorecards) and re-grading (auto re-grade algorithms). These are supplemented by business rules and expert judgment. The models evaluate, among other things, financial performance metrics, length of time in business, industry category and geography, and are used to assess a potential borrower’s credit standing and repayment ability, including the value of collateral. We utilize external credit bureau scoring, when available, and behavioral models, as well as judgment in the credit adjudication, evaluation and collection processes.

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

CIT ANNUAL REPORT 2019

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

Counterparty Risk

We enter into interest rate and currency derivatives and foreign exchange forward contracts as part of our overall risk management practices. We establish risk metrics and evaluate and manage the counterparty risk associated with these derivative instruments through the RMG.

The primary risk of derivative instruments is counterparty credit exposure, which is defined as the ability of a counterparty to perform on its financial obligations under the derivative contract. We seek to control credit risk of derivative agreements through counterparty credit approvals, pre-established exposure limits and monitoring procedures.

The CCO approves each counterparty and establishes exposure limits based on credit analysis of each counterparty. Derivative agreements entered into for our own risk management purposes are generally entered into with major financial institutions or clearing exchanges rated investment grade by nationally recognized rating agencies.

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

The RMG teams review the equipment markets, monitor traffic flows, evaluate supply and demand trends, and evaluate the impact of new technology or regulatory requirements on different types of equipment. Demand for equipment is correlated with Gross Domestic Product growth trends for the markets the equipment serves as well as the more immediate conditions of those markets. Cyclicality in the economy and shifts in trade flows due to specific events represent risks to the earnings that can be realized by these businesses. For instance, in our Rail business, CIT seeks to mitigate these risks by maintaining relatively young fleet assets, which can facilitate attractive lease and utilization rates.

MARKET RISK

CIT is exposed to interest rate and currency risk as a result of its business activities. CIT does not pro-actively seek out these risks as a way to make a return, as it does with credit and asset risk, however CIT does strategically manage this inherent risk within the CIT Board approved risk appetite. RMG measures, monitors and sets limits on these exposures, by analyzing the impact of potential interest rate and foreign exchange rate changes on financial performance. We consider factors such as customer prepayment trends, maturity, and repricing characteristics of assets and liabilities. Our asset-liability management system provides analytical capabilities to assess and measure the effects of various market rate scenarios upon the Company's financial performance.

Interest rate risk

CIT is exposed to the risk that changes in market conditions may affect interest rates and negatively impact earnings or the value of equity. The risk arises from the composition of CIT’s balance sheet and changes in the magnitude or shape of the yield curve. CIT looks to strategically manage this inherent risk based on prescribed guidelines and Board approved limits.

Interest rate risk can arise from many of CIT’s business activities, such as lending, leasing, investments, deposit taking and funding choices. This risk is a result of assets and liabilities repricing at different times as interest rates change. We evaluate and monitor interest rate risk primarily through two metrics.

•

Net Interest Income Sensitivity (“NII Sensitivity”), which measures the net impact of hypothetical changes in interest rates on forecasted NFR, for our interest rate sensitive assets, liabilities, and off-balance sheet instruments, assuming a static balance sheet over a twelve-month period; and

•

Economic Value of Equity Sensitivity (“EVE Sensitivity"), which measures the net impact of these hypothetical changes on the value of equity by assessing the economic value of assets, liabilities and off-balance sheet instruments.

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

In 2017, the U.K. Financial Conduct Authority, which is the authority responsible for regulating LIBOR, announced that the publication of LIBOR is not guaranteed beyond 2021. LIBOR is a benchmark interest rate for some of our floating rate earning assets in both the Commercial Banking and Consumer Banking segments, as well as certain liabilities and off-balance sheet

CIT ANNUAL REPORT 2019

exposures. We continue to monitor industry and regulatory developments and have a transition program in place to manage the implementation of alternative reference rates as the market transitions away from LIBOR. As part of the transition to alternative rates, during the third quarter of 2019, CIT Bank issued unsecured fixed-to-floating rate notes linked to the SOFR. CIT will continue to assess the use of SOFR and other alternative rates as the market and best practices for transitioning to alternative rates develop.

Our funding sources consist mainly of non-maturity deposits and time deposits generated through a number of sources, including CIT Bank’s online deposit platform, CIT Bank’s retail branch network in Southern California, deposit brokers and our commercial business segment, as well as wholesale funding (unsecured and secured debt) and FHLB advances.

At December 31, 2019, deposits totaled approximately $35 billion. The deposit rates we offer can be influenced by market conditions and competitive factors. Deposit beta represents the correlation, or relative rate change, between changes in the rates paid by CIT Bank and changes in overall market interest rates and they become less meaningful during periods of market rate transitions.

Market rates are the key drivers of deposit costs and we continue to seek to optimize deposit costs by improving our deposit mix. Changes in interest rates, expected funding needs, and actions by competitors, can affect our deposit taking activities and deposit pricing. We believe our targeted non-maturity deposit customer retention is strong and that our continued shift from time deposits to non-maturity deposits over time will improve our performance through this portion of the cycle. We regularly test the effect of deposit rate changes and seek to achieve optimal alignment between assets and liabilities from an interest rate risk management perspective. As CIT continues to evolve its deposit strategies through the interest rate cycle and in response to the competitive landscape, management may periodically revise its deposit modelling assumptions and approaches in accordance with CIT’s governance structure.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The simulations we run require assumptions about rates, time horizons, balance sheet volumes, prepayment speeds, pricing and deposit behaviors, along with other inputs. The results presented below reflect the simulation of the NII Sensitivity over the next twelve months and the EVE Sensitivity over the life of the interest rate sensitive assets, liabilities and off-balance sheet items. These simulations assume an immediate 100 basis point parallel increase or decrease and a 200 basis point parallel increase in interest rates from the market-based forward curve. CIT suspended the immediate 200 basis point parallel decrease scenario due to the observed low level of interest rates. This scenario will be reinstated when interest rates rise sufficiently to make the scenario meaningful. The NII Sensitivity is presented based on an assumption that the balance sheet composition and size remains static over the projection period.

NII Sensitivity and EVE Sensitivity (dollars in millions)

	December 31, 2019			December 31, 2018			December 31, 2017
	+200 bps	+100 bps	-100 bps	+200 bps	+100 bps	-100 bps	+200 bps	+100 bps	-100 bps
NII Sensitivity	$49	$28	$(62)	$109	$55	$(66)	$114	$57	$(56)
EVE Sensitivity	$(442)	$(188)	$(62)	$(363)	$(170)	$86	$374	$(192)	$196

The NII Sensitivity and EVE Sensitivity results presented above assume that we take no action in response to the changes in interest rates and include only impacts from interest rate related influences. NII Sensitivity generally assumes cash flows from portfolio run-off are reinvested in similar products or cash to keep the balance sheet static. For that reason and others, the estimated impacts do not reflect the likely actual results but serve as estimates of interest rate risk. NII Sensitivity is not comparable to actual results disclosed elsewhere or directly predictive of future values of other measures provided.

As of December 31, 2019, both the NII Sensitivity and EVE Sensitivity changes were largely driven by compositional changes in the balance sheet as well as lower market rates. The lower market rates result in a limited repricing sensitivity for deposits as rates approach zero in our modeling assumptions.

Additionally, and in response to evolving strategies and growth in our online deposits through the rate cycle over 2018 and 2019, we have enhanced our deposit modeling assumptions, which contributed to the reduction of our estimates of asset sensitivity in a lower rate environment.

Over the year, lower market rates drove an increase in prepayment expectations on residential mortgage securities and residential mortgage whole loans, which has impacted the down rate risk for both NII and EVE Sensitivities. CIT mitigated a portion of asset sensitivity to the downward rate shift through the execution of interest rate swaps on CIT debt, which reduced our exposure to potential rate declines.

On a net basis, we generally have more floating/re-pricing interest sensitive assets than liabilities in the near term. As a result, the interest rate risk sensitivity of our current portfolio is more impacted by moves in short-term interest rates in the near term. Therefore, our NFR associated with the interest rate sensitive assets, liabilities and off-balance sheet items may increase if short-term interest rates rise or decrease if short-term interest rates decline. However, changes would also be impacted by factors beyond interest rates, such as changes in balance sheet composition, spread compression or expansion and deviations from modelled deposit betas. In addition, re-pricing of our non-interest rate sensitive assets (in particular the rail operating leases) would impact NFR.

CIT ANNUAL REPORT 2019

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

EVE Sensitivity supplements NII Sensitivity as it estimates risk exposures beyond a twelve-month horizon. EVE Sensitivity modeling measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to a change in interest rates. EVE Sensitivity is calculated by subjecting the balance sheet to different rate shocks, measuring the net value of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the EVE in base case calculated using a market-based forward interest rate curve. The methodology with which the operating lease assets are assessed in the EVE Sensitivity results in the table above reflects the existing contractual rental cash flows and the expected residual value at the end of the existing contract term.

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

These measurements provide an estimate of our interest rate sensitivity; however, they do not account for potential changes in credit quality, size, mix, and prepayment characteristics of our balance sheet, changes in PAA, or changes in the competition for business in the industries we serve. They also do not account for other business developments including the MOB transaction that could affect NFR, or for management actions that could affect NFR or that could be taken to change our risk profile. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations. Further, the range of such simulations is not intended to represent our current view of the expected range of future interest rate movements.

Foreign Currency Risk

We seek to hedge transactional exposure of our non-dollar denominated activities, which include foreign currency loans and leases in foreign entities. We utilize derivative instruments (foreign currency exchange forward contracts) to hedge our non-dollar denominated activities. Additionally, we have utilized derivative instruments to hedge the translation exposure of our net investments in foreign operations.

Currently, a portion of our non-dollar denominated loans and leases are funded with debt and equity infusions from the parent. The parent funds the subsidiary by converting U.S. dollars to the local currency debt and equity which, if unhedged, would cause foreign currency transactional and translational exposures. For the most part, we hedge these exposures through derivative instruments. The Front-Line Units propose limits which are approved through board or management committees. RMG monitors usage to ensure that currency positions are appropriately hedged, as unhedged exposures may cause changes in earnings or the equity account.

LIQUIDITY RISK

Our liquidity risk management and monitoring process is designed to ensure the availability of adequate cash and collateral resources and funding capacity to meet our obligations. Our overall liquidity management strategy is intended to ensure appropriate liquidity to meet expected and contingent funding needs under both normal and stress environments. Consistent with this strategy, we maintain significant amounts of cash and HQLA securities. Additional sources of liquidity include the Revolving Credit Facility, other committed financing facilities and cash collections generated by portfolio assets originated in the normal course of business.

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

Oversight is provided by the RMC, ERC, ALCO and the Risk Control Committee (“RCC”).

CIT ANNUAL REPORT 2019

CAPITAL ADEQUACY RISK

Capital adequacy risk is the risk that the Company has insufficient capital to cover its risks, including under stressful scenarios, and to support its growth and strategic objectives. CIT establishes internal capital risk limits and warning thresholds, which utilize Risk-Based and Leverage-Based Capital Calculations, internal and external early warning indicators, its capital planning process, and stress testing to evaluate the Company's capital adequacy for multiple types of risk in both normal and stressed environments. The capital management framework requires contingency plans be defined in the event capital adequacy risk limits are breached or a preponderance of warning thresholds are triggered.

Oversight is provided by the Board of Directors, the RMC, and the Capital Planning Committee.

STRATEGIC RISK

Strategic risk management starts with analyzing the short- and medium-term business and strategic plans established by the Company. This includes the evaluation of the industry, opportunities and risks, market factors and the competitive environment, as well as internal constraints, such as CIT’s risk appetite and control environment. The business plan and strategic plan are linked to the Risk Appetite and Risk Tolerance Frameworks, including the limit structure. RMG is responsible for the new activity process. This process is intended to enable new activities that are consistent with CIT’s expertise and risk appetite and ensure that appropriate due diligence is completed on new opportunities before approval and implementation. Changes in the business environment and in the industry are evaluated periodically through scenario development and analytics, and discussed with the business leaders, Chief Executive Officer (“CEO”) and RMC.

Strategic risk management includes the effective implementation of new products and strategic initiatives. The New Activities process, as well as the Treasury New Activity Approval Process (“TNAAP”), requires tracking and review of all approved new initiatives. In the case of acquisitions, integration planning and management covers the implementation process across affected businesses and functions.

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

Operational risk is managed within individual business units. The head of each business and functional area is responsible for maintaining an effective system of internal controls to mitigate operational risks. The business segments designate operational risk managers responsible for implementation of the operational risk framework programs. The enterprise operational risk function provides oversight in managing operational risk, designs and supports the enterprise-wide operational risk framework programs and promotes awareness by providing training to employees and operational risk managers within business units and functional areas. Additionally, Enterprise Operational Risk maintains the loss data collection, key risk indicators and enterprise risk assessment programs. Enterprise Operational Risk also maintains standards including common risk and control taxonomies.

Enterprise Operational Risk also maintains a framework, processes and systems to evaluate and manage risk related to third party providers. Oversight of the operational risk management function is provided by the RMG, the RMC, the ERC and the RCC.

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

Management oversight of the Information Risk function is provided by the RMG, the ERC and the RCC. The RMG reports periodically to the Board and the RMC on information security issues, including cybersecurity. The Board actively oversees the Company’s continuous efforts to maintain and enhance its operations resilience. The Board, through its various committees,

CIT ANNUAL REPORT 2019

reviews and approves information security policies and programs, including those relating to cybersecurity, security risk assessment, security strategies, disaster recovery, business continuity and incident response plans. The Board, through its various committees, is briefed at least on a quarterly basis on information security matters. The CISO conducts training and awareness programs for the Board so that the Board remains aware and informed on information security incidents and response plans. The Board or the RCC regularly reviews the Company’s cybersecurity practices, mainly by receiving reports on the cybersecurity management program prepared by the CISO, risk management, and internal audit.

COMPLIANCE RISK

CIT is subject to laws, regulations, regulatory standards, and guidance in the jurisdictions in which it does business, some of which are applicable primarily to financial services and others of which are generally applicable to all businesses. Failure to comply may result in governmental investigations, inquiries, and enforcement actions, legal proceedings, monetary damages, fines, or penalties, restrictions on the way in which we conduct our business, or reputational harm. To reduce these risks, the Company consults regularly with legal counsel, both internal and external, on significant legal and regulatory issues and has established a compliance function to facilitate maintaining compliance with applicable laws and regulations.

Compliance is an independent function responsible for maintaining an enterprise-wide compliance risk management program commensurate with the size, scope and complexity of our businesses, operations, and the countries in which we operate. The Compliance function (1) oversees programs and processes to evaluate and monitor compliance with laws and regulations pertaining to our business, (2) tests the adequacy of the compliance control environment in each business, and (3) monitors and promotes compliance with the Company’s ethical standards as set forth in our Code of Business Conduct and compliance policies. Compliance, led by the Chief Compliance Officer, is responsible for setting the overall global compliance framework and standards, using a risk-based approach to identify and manage key compliance obligations and risks. The head of each business and staff function is responsible for ensuring compliance within their respective areas of authority. Compliance, through the Chief Compliance Officer, reports to the Chairperson of the Audit Committee of the Board of Directors and administratively to the CRO.

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

REPUTATIONAL RISK

Reputational risk is the potential that negative publicity, whether true or not, will cause a decline in the value of the Company due to changes in the customer base, costly litigation, missed opportunities, or other revenue reductions or expense increases. Protecting CIT, its shareholders, employees and brand against reputational risk is of paramount importance to the Company. In establishing the various risk management functions discussed above, CIT seeks to manage the direct risk addressed by each risk management function, as well as any potential reputational risk that may result from a breach or failure. In addition, CIT has established corporate governance standards relating to its Code of Business Conduct and ethics. The Chief Compliance Officer’s responsibilities also include the role of Chief Ethics Officer. In this combined role, the Chief Compliance Officer’s responsibilities also extend to encompass compliance not only with laws and regulations, but also with CIT’s values and its Code of Business Conduct.

The Company has adopted, and our Board of Directors has approved, a Code of Business Conduct applicable to all directors, officers and employees, which details acceptable behaviors in conducting the Company's business and acting on the Company's behalf. The Code of Business Conduct covers conflicts of interest, corporate opportunities, confidentiality, fair dealing (with respect to customers, suppliers, competitors and employees), protection and proper use of Company assets, compliance with laws, and encourages reporting of unethical or illegal behavior, including through a Company hotline. Annually, each employee is trained on the Code of Business Conduct's requirements and provides an attestation as to their understanding of the requirements and their responsibility to comply.

CIT's Executive Management Committee ("EMC") has established, and approved, the charter of an Ethics Committee. The Ethics Committee is co-chaired by CIT's Head of Human Resources and the Chief Compliance Officer. Its members include the Chief Auditor, Chief Compliance Officer, General Counsel, Head of Human Resources and the Head of Communications & Marketing Relations. The Ethics Committee is charged with (a) oversight of the Code of Business Conduct and Company Values, (b) seeing that CIT's ethical standards are communicated, upheld and enforced in a consistent manner, and (c) periodic reporting to the EMC and Audit Committee of the Board of Directors of employee misconduct and related disciplinary action.

Oversight of reputational risk management is provided by the Audit Committee of the Board of Directors, the RMC, the ERC, the Compliance Committee and the RCC. In addition, CIT's Internal Audit Services monitors and tests the overall effectiveness of internal control and operational systems on an ongoing basis and reports results to senior management and to the Audit Committee of the Board.

CIT ANNUAL REPORT 2019

CIT BANK, N.A.

The following tables present condensed financial information for CIT Bank, N.A. Trends and significant items are discussed in the previous sections of the MD&A.

Condensed Balance Sheets (dollars in millions)

	At December 31,
	2019	2018	2017
ASSETS:
Cash and deposits with banks	$2,425.2	$1,412.9	$961.8
Securities purchased under agreement to resell	950.0	300.0	-
Investment securities	6,264.9	6,222.6	6,455.9
Assets held for sale	27.4	122.4	1,170.5
Loans	28,781.1	27,992.5	26,427.9
Allowance for loan losses	(455.2)	(458.8)	(403.5)
Operating lease equipment, net	4,686.8	4,326.7	3,765.5
Bank-owned life insurance	1,043.2	814.1	788.6
Goodwill	323.1	323.1	323.1
Other assets	1,222.4	931.0	939.7
Assets of discontinued operation	-	195.2	317.1
Total Assets	$45,268.9	$42,181.7	$40,746.6
LIABILITIES AND EQUITY:
Deposits, including $683.4, $770.9 and $475.8 due to affiliates at December 31, 2019, 2018, 2017, respectively	$35,822.9	$32,014.7	$30,048.8
FHLB advances	1,650.0	3,600.0	3,695.5
Borrowings, including $655.1, $309.2 and $431.1 due to affiliates at December 31, 2019, 2018, 2017, respectively	1,201.1	309.2	504.6
Other liabilities, including $73.1, $82.5 and $139.3 payable to affiliates at December 31, 2019, 2018, 2017, respectively	1,328.6	875.0	875.7
Liabilities of discontinued operation	-	291.8	500.5
Total Liabilities	40,002.6	37,090.7	35,625.1
Total Equity	5,266.3	5,091.0	5,121.5
Total Liabilities and Equity	$45,268.9	$42,181.7	$40,746.6

Capital Ratios – see Capital section

Loans and Leases by Segment (dollars in millions)

	At December 31,
	2019	2018	2017
Commercial Banking
Commercial Finance	$12,074.1	$11,593.2	$11,069.8
Business Capital	5,318.2	5,056.6	4,563.6
Rail	4,090.2	3,810.5	3,320.1
Real Estate Finance	5,398.4	5,445.4	5,590.2
Total	26,880.9	25,905.7	24,543.7
Consumer Banking
Consumer and Community Banking	4,531.4	3,748.4	2,628.1
Legacy Consumer Mortgages	2,083.0	2,787.5	4,192.1
Total	6,614.4	6,535.9	6,820.2
Total loans and leases	$33,495.3	$32,441.6	$31,363.9

CIT ANNUAL REPORT 2019

Condensed Statements of Operations (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Interest and fees on loans	$1,691.5	$1,584.9	$1,549.1
Other interest and dividends	227.2	208.6	181.8
Interest income	1,918.7	1,793.5	1,730.9
Interest on deposits	664.9	460.4	373.3
Interest on borrowings	56.7	77.1	45.6
Interest expense on deposits and payables with affiliated companies	19.0	21.8	19.2
Interest expense	740.6	559.3	438.1
Net interest revenue	1,178.1	1,234.2	1,292.8
Provision for credit losses	112.5	170.2	101.6
Net interest revenue, after credit provision	1,065.6	1,064.0	1,191.2
Rental income on operating leases	486.5	476.9	443.5
Other non-interest income	274.1	279.2	308.3
Total net revenue, net of interest expense and credit provision	1,826.2	1,820.1	1,943.0
Operating expenses	947.3	922.7	998.7
Goodwill impairment	-	-	167.8
Depreciation on operating lease equipment	233.9	228.6	201.2
Maintenance and other operating lease expenses	76.8	54.6	28.9
Loss on debt extinguishment and deposit redemption	-	0.2	1.2
Income before provision for income taxes	568.2	614.0	545.2
Provision for income taxes	131.8	150.8	234.1
Income from continuing operations	436.4	463.2	311.1
Loss on discontinued operation	(2.0)	(31.1)	(7.7)
Net income	$434.4	$432.1	$303.4
New business volume - funded	$13,061.9	$12,139.5	$9,414.0

Net Finance Revenue (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Interest income	$1,918.7	$1,793.5	$1,730.9
Rental income on operating leases	486.5	476.9	443.5
Finance revenue	2,405.2	2,270.4	2,174.4
Interest expense	740.6	559.3	438.1
Depreciation on operating lease equipment	233.9	228.6	201.2
Maintenance and other operating lease expenses	76.8	54.6	28.9
Net finance revenue	$1,353.9	$1,427.9	$1,506.2
AEA	$42,191.0	$39,590.0	$40,638.3

Net Finance Margin

	Years Ended December 31,
	2019	2018	2017
Interest income	4.55%	4.53%	4.26%
Rental income on operating leases	1.15%	1.20%	1.09%
Finance revenue	5.70%	5.73%	5.35%
Interest expense	1.76%	1.41%	1.08%
Depreciation on operating lease equipment	0.55%	0.57%	0.50%
Maintenance and other operating lease expenses	0.18%	0.14%	0.07%
Net finance margin	3.21%	3.61%	3.70%

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

CIT ANNUAL REPORT 2019

CECL

The FASB has issued revised guidance for the measurement of credit losses on financial instruments, which CIT adopted as of January 1, 2020. The guidance requires estimation of credit losses over the full remaining expected life of the portfolio, rather than the incurred loss model under previous U.S. GAAP. See Note 1 – Business and Summary of Significant Accounting Policies for additional information on this guidance. As a result of adopting this guidance, the ACL increases by approximately $225 - $275 million effective January 1, 2020 (excluding the impact of the MOB acquisition completed on January 1, 2020). Approximately $120 million of the increase is driven by the CECL transition rules relating to PCI Loans in CIT’s LCM portfolio, where the CECL reserve replaces the existing non-accretable discount, resulting in an increase to both the allowance and the loan balance. The reclassification from PCI to PCD does not, however, result in an adoption date adjustment to retained earnings. The remaining increase in ACL results in a decrease of approximately $75 - $100 million in retained earnings (after-tax) effective January 1, 2020 (excluding the impact of the MOB acquisition completed on January 1, 2020) upon adoption. Management plans to phase-in the transitional amounts impacting regulatory capital as follows: 25% in the first year of adoption of CECL, 50% in the second year, 75% in the third year, with full impact beginning in the fourth year.

For acquisitions after the adoption of CECL, CIT is required to record an allowance for non-PCD assets with a corresponding increase to the income statement Provision for credit losses. For acquired PCD loans, an allowance is required with a corresponding increase to the amortized cost basis as of the acquisition date. For PCD loans where all or a portion of the loan balance had been charged off prior to acquisition, for which active collection efforts are still underway, the CECL allowance included as part of the grossed-up loan balance at acquisition is immediately charged off. Additionally, CIT is required to consider its existing policies in determining whether to charge off any financial assets, regardless of whether a charge-off was recorded by the predecessor company.

The MOB acquisition will be accounted for under CECL, and we expect CIT’s ACL to increase by approximately $75 - $100 million, which incorporates amounts relating to the PCD gross up, before amounts that will be charged off by CIT on day-one as outlined above. Net of the PCD gross up and day-one charge-off, CIT’s ACL will increase by $50 - $75 million. The estimated capital impact is expected to be a decrease of approximately $20 - $40 million in retained earnings (after-tax) and is to be realized through an increase to provision expense.

The following table represents the CECL reserve impact by business and management’s key considerations.

Our approach for estimating expected life-time credit losses for loans and debt securities uses a baseline economic scenario over the contractual term of the asset to develop the quantitative component of the reserve. We consider the forecast used in the scenario reasonable and supportable for the life of the loan. The current baseline economic scenario for CECL reserve forecasting assumes moderate economic growth, low unemployment and a stable credit environment. The qualitative component of the reserve seeks to address some of the inherent uncertainty in the baseline scenario and loss forecasting methodologies.

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

Based on the composition and credit quality of CIT’s investment securities portfolios as of December 31, 2019, the adoption of the new guidance related to investment securities will not have a material impact on CIT’s financial statements.

CIT ANNUAL REPORT 2019

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

As of December 31, 2019, the allowance for loan losses of $483 million was comprised of non-specific reserves of $369 million, specific reserves of $96 million and reserves related to PCI loans of $17 million. The allowance is sensitive to the risk ratings assigned to loans and leases in our portfolio. Assuming a one level probability of obligor default ("PD") downgrade across the 14 grade internal scale for all non-impaired loans and leases, the allowance would have increased by $235 million to $718 million at December 31, 2019. Assuming a one level loss given default ("LGD") downgrade across the 11 grade internal scale for all non-impaired loans and leases, the allowance would have increased by $136 million to $618 million at December 31, 2019. As a percentage of finance receivables, the allowance would be 2.32% under the hypothetical PD stress scenario and 2.00% under the hypothetical LGD stress scenario, compared to the reported 1.56%. Upon adoption of CECL noted above, these metrics may be materially different.

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

See Note 1 — Business and Summary of Significant Accounting Policies for discussion on policies relating to the allowance for loan losses and Note 4 — Allowance for Loan Losses for segment related data in Item 8 for further information on the allowance for credit losses.

Realizability of Deferred Tax Assets — The recognition of certain net deferred tax assets of the Company's reporting entities is dependent upon, but not limited to, the future profitability of the reporting entity, when the underlying temporary differences will reverse, and tax planning strategies. Further, Management's judgment regarding the use of estimates and projections is required in assessing our ability to realize the deferred tax assets relating to net operating loss carryforward ("NOLs") as most of these assets are subject to limited carryforward periods, some of which begin to expire in 2020. In addition, the domestic NOLs are subject to annual use limitations under the Internal Revenue Code and certain state laws. Management utilizes historical and projected data in evaluating positive and negative evidence regarding recognition of deferred tax assets. See Note 1 — Business and Summary of Significant Accounting Policies and Note 19 — Income Taxes in Item 8 for additional information regarding income taxes.

Goodwill — The consolidated goodwill balance totaled $369.9 million at December 31, 2019, or 0.73% of total assets, which is the goodwill associated with acquisitions made by CIT and the excess reorganization value over the fair value of tangible and identified intangible assets, net of liabilities, recorded in conjunction with FSA in 2009.

Goodwill is assessed for impairment at least annually, or more often if events or circumstances have changed significantly from the annual test date that would indicate a potential reduction in the fair value of the reporting unit below its carrying value. We performed the goodwill impairment test during the fourth quarter of 2019, utilizing data as of September 30, 2019 to perform the test, at which time CIT's share price was $45.30 and TBV per share was $55.60.

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

See Note 25 — Goodwill and Intangible Assets in Item 8 for more detailed information regarding the goodwill impairment test, including details regarding the fair value methodology employed and significant assumptions used.

CIT ANNUAL REPORT 2019

NON-GAAP FINANCIAL MEASUREMENTS

The SEC adopted regulations that apply to any public disclosure or release of material information that includes a non-GAAP financial measure. A non-GAAP financial measure is a numerical measure of a company’s historical or future financial performance or financial position that may either exclude or include amounts or is adjusted in some way to the effect of including or excluding amounts, as compared to the most directly comparable measure calculated and presented in accordance with GAAP financial statements. These measures are not in accordance with, or a substitute for, U.S. GAAP and may be different from or inconsistent with non-GAAP financial measures used by other companies. Whenever we refer to a non-GAAP financial measure, we will also generally define it or present the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, along with a reconciliation of the differences between the U.S. GAAP financial measure and the non-GAAP financial measure. In instances when the non-GAAP balance is an aggregation of various line items from a financial statement, we will present those exact line item names and balances for the user to clearly see the components. We will also describe the measure and explain why we believe the measure to be useful.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosure about Market Risk contain certain non-GAAP financial measures. We intend our non-GAAP financial measures to provide transparency about, or an alternate means of assessing our operating results and financial position to our investors, analysts and management.

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

NFR is a non-GAAP measure that represents the level of revenue earned on our loans and leases and reflects interest income plus rental income on operating lease equipment less interest expense and expenses relating to operating lease equipment. NFR is another key performance measure used by management to monitor portfolio performance. NFR is also used to calculate a performance margin, NFM.

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

Total Net Revenue and Net Operating Lease Revenue (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Interest income	$2,016.8	$1,890.4	$1,835.6
Rental income on operating lease equipment	857.7	1,009.0	1,007.4
Finance revenue (Non-GAAP)	2,874.5	2,899.4	2,843.0
Interest expense	952.0	815.1	717.7
Depreciation on operating lease equipment	308.6	311.1	296.3
Maintenance and other operating lease expenses	180.7	230.4	222.9
Net finance revenue (NFR) (Non-GAAP)	1,433.2	1,542.8	1,606.1
Other non-interest income	415.2	373.8	364.2
Total net revenues (Non-GAAP)	$1,848.4	$1,916.6	$1,970.3

NFR (Non-GAAP)	$1,433.2	$1,542.8	$1,606.1
Noteworthy items	-	(26.5)	(2.3)
Adjusted NFR (Non-GAAP)	$1,433.2	$1,516.3	$1,603.8
Net finance margin (NFR as a % of AEA)(NFM)(Non-GAAP)	3.10%	3.41%	3.43%
NFM, adjusted for noteworthy items (Non-GAAP)	3.10%	3.35%	3.49%

Net Operating Lease Revenue
Rental income on operating leases	$857.7	$1,009.0	$1,007.4
Depreciation on operating lease equipment	308.6	311.1	296.3
Maintenance and other operating lease expenses	180.7	230.4	222.9
Net operating lease revenue (Non-GAAP)	$368.4	$467.5	$488.2

CIT ANNUAL REPORT 2019

2.	Operating Expenses and Net Efficiency Ratio, Excluding Certain Costs

Operating expenses excluding restructuring costs and intangible asset amortization is a non-GAAP measure used by management to compare period over period expenses. We exclude restructuring costs and intangible amortization from operating expenses as they are charges resulting from our strategic initiatives and not our operating activity.

Another key performance metric gauges our expense usage via our net efficiency calculation. Net efficiency ratio is a non-GAAP measurement used by management to measure the level of operating expenses (before restructuring costs and intangible amortization) to total net revenues. The base ratio is derived by dividing the operating expenses (before restructuring costs and intangible amortization) by total net revenue (see components in Item 1 above). A lower result reflects a more efficient use of our expenses to generate revenue.

We present a second net efficiency calculation that excludes other noteworthy items in the numerator and denominator due to their episodic nature and size. (We include restructuring costs in noteworthy items.) Due to the exclusions of the mentioned items, both calculations are considered non-GAAP measures. The components of total net revenues are presented in item 1, and adjusted total net revenues are presented in the table below.) See “Non-Interest Expenses” for operating expenses.

Operating Expenses Excluding Certain Costs (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Total net revenues (Non-GAAP)	$1,848.4	$1,916.6	$1,970.3
Noteworthy items	-	(0.8)	3.2
Adjusted total net revenues (Non-GAAP)	$1,848.4	$1,915.8	$1,973.5
Net efficiency ratio (Non-GAAP)	58.2%	54.6%	56.4%
Net efficiency ratio, excluding noteworthy items (Non-GAAP)	56.6%	54.6%	56.3%
3.	Earning Assets, Average Earning Assets (“AEA”) and Core Loans and Leases

Earning asset balances (period end balances) displayed in the table below are directly derived from the respective line items in the balance sheet. These represent revenue generating assets, and the average (AEA) of which provides a basis for management performance calculations, such as NFM and operating expenses as a percentage of AEA. The average balances for 2019 are based on daily balances, as system enhancements effective January 1, 2019 allowed for the new basis. The enhancements do not allow for prior period updates. Although 2018 and 2017 period averages were derived from month end balances and remain as reported; these had been adjusted for the timing of significant transactions that would impact the average. Therefore, any difference compared to a daily average balance was not significant. Because the balances are used in aggregate, as well as the average, there are no direct comparative balances on the balance sheet, and, therefore these are considered non-GAAP measures.

Earning Assets (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Average Earning Assets (Non-GAAP)	$46,267.2	$45,214.4	$46,852.1
AEA adjustment for Commercial Air sale impacts	-	-	(930.5)
AEA, excluding noteworthy items (Non-GAAP)	$46,267.2	$45,214.4	$45,921.6

	At December 31,
Period End Earning Assets	2019	2018	2017
Loans	$30,998.9	$30,795.4	$29,113.9
Operating lease equipment, net	7,319.7	6,970.6	6,738.9
Assets held for sale	32.1	88.4	2,263.1
Credit balances of factoring clients	(1,176.2)	(1,674.4)	(1,468.6)
Interest-bearing cash	1,695.5	1,596.8	1,440.1
Investment securities and securities purchased under agreement to resell	7,226.8	6,633.8	6,619.9
Indemnification assets	-	10.8	142.4
Total earning assets (Non-GAAP)	$46,096.8	$44,421.4	$44,849.7

Certain portfolios within the segments were being managed but were being either run-off or sold. These include NACCO, the LCM portfolio and NSP. In order to gauge the underlying level of loans and leases, management will exclude these portfolios when comparing to prior periods. By excluding these from the total of loans, operating lease equipment and AHFS balances on the balance sheet, this metric is considered non-GAAP, and is presented only to assist the reader in understanding how management views the underlying change in these asset levels in aggregate. The following table reflects the average balances for the respective periods.

CIT ANNUAL REPORT 2019

Core Average Loans and Leases (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Total average loans (incl HFS, net of credit balances)	$29,775.5	$28,644.8	$28,281.6
Total average operating lease equipment (incl HFS)	7,075.6	7,738.7	7,685.0
Total average loans and leases (Non-GAAP)	36,851.1	36,383.5	35,966.6
Average non-core portfolio, LCM	2,462.0	3,388.2	4,546.2
Average non-core portfolio, NACCO	-	937.0	1,012.8
Average non-core portfolios, NSP	10.2	39.3	129.8
Average core loans and leases (Non-GAAP)	$34,378.9	$32,019.0	$30,277.8
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

To provide further information, management included ROTCE calculations, ROTCE calculations excluding noteworthy items and adjusted for the previously disclosed return of capital of common equity to stockholders from the net proceeds of the Commercial Air sale, which occurred in 2017.

Tangible Book Value (dollars in millions)

	At or for the Years Ended December 31,
	2019	2018	2017
Total common stockholders' equity	$5,814.0	$5,621.6	$6,995.0
Less: Goodwill	369.9	369.9	369.9
Less: Intangible assets	66.0	89.2	113.0
Tangible book value (Non-GAAP, reconciled on Balance Sheet table)	$5,378.1	$5,162.5	$6,512.1
Less: Disallowed deferred tax asset	-	(64.6)	(104.8)
Tangible common equity for ROTCE (Non-GAAP)	$5,378.1	$5,097.9	$6,407.3
Average tangible common equity (Non-GAAP)	$5,176.2	$5,740.1	$7,486.6

Income from continuing operations available to common shareholders	$510.5	$453.2	$249.6
Intangible asset amortization, after tax	17.4	17.6	16.4
Goodwill impairment, after tax	-	-	222.1
Non-GAAP income from continuing operations - for ROTCE calculation	$527.9	$470.8	$488.1
Return on average tangible common equity (Non-GAAP)	10.20%	8.20%	7.72%
Non-GAAP income from continuing operations (from the following non-GAAP noteworthy tables)	$490.2	$479.6	$504.1
Intangible asset amortization, after tax	17.4	17.6	16.4
Non-GAAP income from continuing operations - for ROTCE calculation, excluding noteworthy items	$507.6	$497.2	$520.5
Return on average tangible common equity, after noteworthy items (Non-GAAP)	9.81%	8.66%	8.24%

CIT ANNUAL REPORT 2019

5.	Net income excluding noteworthy items and income from continuing operations excluding noteworthy items

Net income excluding noteworthy items and income from continuing operations excluding noteworthy items are non-GAAP measures used by management as each excludes items from the respective line item in the GAAP statement of income. Due to the size of noteworthy items, the Company believes that adjusting for these items provides the user of CIT’s financial information a measure of the underlying performance of the Company and of continuing operations specifically. The non-GAAP noteworthy items are summarized in the following categories: significant due to the size of the transaction; transactions pertaining to items no longer considered core to CIT’s on-going operations (e.g. sales of non-strategic portfolios); legacy OneWest Bank issues prior to CIT’s ownership; and other items, such as restructuring costs.

Net Income and Income from Continuing Operations, Excluding Noteworthy Items (dollars in millions, except per share data)

			Pre-tax		After-Tax	Per
	Description	Line Item	Balance	Tax(2)	Balance	Share
Year Ended December 31, 2019
Net income available to common shareholders					$511.0	$5.27
Continuing Operations	Building impairment charge	Operating expenses	$28.9	$(7.3)	21.6	0.22
	Restructuring charge	Operating expenses	15.1	(3.8)	11.3	0.12
	Change in indefinite reinvestment tax assertion	(Benefit) provision for income taxes	-	(53.2)	(53.2)	(0.55)
Non-GAAP net income available to common shareholders, excluding noteworthy items(1)					$490.7	$5.06

Income from continuing operations available to common shareholders					$510.5	$5.27
	Building impairment charge	Operating expenses	$28.9	$(7.3)	21.6	0.22
	Restructuring charge	Operating expenses	15.1	(3.8)	11.3	0.12
	Change in indefinite reinvestment tax assertion	(Benefit) provision for income taxes	-	(53.2)	(53.2)	(0.55)
Non-GAAP income from continuing operations available to common shareholders, excluding noteworthy items(1)					$490.2	$5.06

			Pre-Tax	Income	After-tax	Per
	Description	Line Item	Balance	Tax(2)	Balance	Share
Year Ended December 31, 2018
Net income available to common shareholders					$428.2	$3.61
Continuing Operations	NACCO suspended depreciation	Depreciation on operating lease equipment	$(26.5)	$7.8	(18.7)	(0.16)
	Gain and other revenues from sale of reverse mortgage portfolio	Other non-interest income	(29.3)	7.7	(21.6)	(0.18)
	Impairment of LCM indemnification asset	Other non-interest income	21.2	(5.7)	15.5	0.13
	Release of valuation reserve on AHFS	Other non-interest income	(10.6)	-	(10.6)	(0.09)
	TRS termination charge	Other non-interest income	69.5	(17.0)	52.5	0.44
	NACCO gain on sale	Other non-interest income	(25.1)	5.7	(19.4)	(0.16)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	38.1	(9.4)	28.7	0.24
Discontinued Operations	Loss on Financial Freedom servicing operations		18.7	(4.9)	13.8	0.12
Non-GAAP net income available to common shareholders, excluding noteworthy items(1)					$468.4	3.94

Income from continuing operations available to common shareholders					$453.2	$3.82
	NACCO suspended depreciation	Depreciation on operating lease equipment	$(26.5)	$7.8	(18.7)	(0.16)
	Gain and other revenues from sale of reverse mortgage portfolio	Other non-interest income	(29.3)	7.7	(21.6)	(0.18)
	Impairment of LCM indemnification asset	Other non-interest income	21.2	(5.7)	15.5	0.13
	Release of valuation reserve on AHFS	Other non-interest income	(10.6)	-	(10.6)	(0.09)
	TRS termination charge	Other non-interest income	69.5	(17.0)	52.5	0.44
	NACCO gain on sale	Other non-interest income	(25.1)	5.7	(19.4)	(0.16)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	38.1	(9.4)	28.7	0.24
Non-GAAP income from continuing operations available to common shareholders, excluding noteworthy items(1)					$479.6	$4.04

CIT ANNUAL REPORT 2019

			Pre-Tax	Income	After-tax	Per
	Description	Line Item	Balance	Tax(2)	Balance	Share
Year Ended December 31, 2017
Net income available to common shareholders					$458.4	$2.80
Continuing	Interest on excess cash	Interest income	$(9.1)	$3.5	(5.6)	(0.03)
Operations	Excess interest costs from Commercial Air proceeds usage	Interest expense	23.4	(8.9)	14.5	0.09
	Financial Freedom Transaction - reverse mortgage charge-offs on loans transferred to AHFS	Provision for credit losses	15.5	(6.0)	9.5	0.06
	LIHTC accounting policy change	Other non-interest income	(29.4)	-	(29.4)	(0.18)
	Financial Freedom Transaction - impairments on reverse mortgage related assets	Other non-interest income	26.8	(10.4)	16.4	0.10
	CTA charge	Other non-interest income	8.1	(1.3)	6.8	0.04
	NACCO suspended depreciation	Depreciation on operating lease equipment	(16.6)	5.3	(11.3)	(0.07)
	Restructuring costs	Operating expenses	53.0	(18.0)	35.0	0.21
	Goodwill impairment charges	Goodwill impairment	255.6	(33.5)	222.1	1.35
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	218.3	(85.5)	132.8	0.81
	LIHTC accounting policy change	Provision (benefit) for income taxes	-	38.2	38.2	0.23
	Entity restructurings	Provision (benefit) for income taxes	-	14.0	14.0	0.09
	Net deferred income tax benefit from tax items related to NACCO	Provision (benefit) for income taxes	-	(17.2)	(17.2)	(0.10)
	Aggregate benefits related to Tax reform	Provision (benefit) for income taxes	-	(11.6)	(11.6)	(0.07)
	Resolution of legacy tax items	Provision (benefit) for income taxes	-	(19.3)	(19.3)	(0.12)
	Strategic tax item - restructuring of an international legal entity	Provision (benefit) for income taxes	-	(140.4)	(140.4)	(0.86)
Discontinued	Secured debt extinguishment costs		39.0	(5.0)	34.0	0.21
Operations	Financial Freedom servicing asset-related items		3.7	(1.4)	2.3	0.01
	Gain on sale - TC CIT joint venture		(14.0)	1.0	(13.0)	(0.08)
	Financial Freedom net settlement items and servicing rights impairment		(20.2)	7.8	(12.4)	(0.08)
	Suspended depreciation		(113.0)	44.0	(69.0)	(0.42)
	Gain on sale - Commercial Air, net of certain expenses		(134.7)	35.0	(99.7)	(0.61)
Non-GAAP net income available to common shareholders, excluding noteworthy items(1)					$555.1	$3.39

Income from continuing operations available to common shareholders					$249.6	$1.52
	Interest on excess cash	Interest income	$(9.1)	$3.5	(5.6)	(0.03)
	Excess interest costs from Commercial Air proceeds usage	Interest expense	23.4	(8.9)	14.5	0.09
	Financial Freedom Transaction - reverse mortgage charge-offs on loans transferred to AHFS	Provision for credit losses	15.5	(6.0)	9.5	0.06
	LIHTC accounting policy change	Other non-interest income	(29.4)	-	(29.4)	(0.18)
	Financial Freedom Transaction - impairments on reverse mortgage related assets	Other non-interest income	26.8	(10.4)	16.4	0.10
	CTA charge	Other non-interest income	8.1	(1.3)	6.8	0.04
	NACCO suspended depreciation	Depreciation on operating lease equipment	(16.6)	5.3	(11.3)	(0.07)
	Restructuring costs	Operating expenses	53.0	(18.0)	35.0	0.21
	Goodwill impairment charges	Goodwill impairment	255.6	(33.5)	222.1	1.35
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	218.3	(85.5)	132.8	0.81
	LIHTC accounting policy change	Provision (benefit) for income taxes	-	38.2	38.2	0.23
	Entity restructurings	Provision (benefit) for income taxes	-	14.0	14.0	0.09
	Net deferred income tax benefit from tax items related to NACCO	Provision (benefit) for income taxes	-	(17.2)	(17.2)	(0.10)
	Aggregate benefits related to Tax reform	Provision (benefit) for income taxes	-	(11.6)	(11.6)	(0.07)
	Resolution of legacy tax items	Provision (benefit) for income taxes	-	(19.3)	(19.3)	(0.12)
	Strategic tax item - restructuring of an international legal entity	Provision (benefit) for income taxes	-	(140.4)	(140.4)	(0.86)
Non-GAAP income from continuing operations available to common shareholders, excluding noteworthy items(1)					$504.1	$3.07
(1)	Items may not sum due to rounding.
(2)	Income tax rates vary depending on the specific item and the entity location in which it is recorded.

CIT ANNUAL REPORT 2019

6.	Effective Tax Rate Reconciliation

The provision for income taxes before noteworthy items and tax discrete items and the respective effective tax rate are non-GAAP measures, which management uses for analytical purposes to understand the Company’s underlying tax rate. Noteworthy items are presented in item 5 above, and discussed in various sections of the MD&A. The tax discrete items are discussed in the Income Tax section.

Effective Tax Rate Reconciliation – Noteworthy Items (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Provision (benefit) for income taxes - GAAP	$94.5	$164.9	$(67.8)
Income tax on noteworthy items	64.3	10.9	291.1
Provision for income taxes, excluding noteworthy items - Non-GAAP	158.8	175.8	223.3
Income tax - remaining discrete items	8.7	2.3	24.6
Provision for income taxes, excluding noteworthy and tax discrete items - Non-GAAP	$167.5	$178.1	$247.9
Income from continuing operations before provision for income taxes	$623.9	$637.0	$191.6
Noteworthy items before tax	44.0	37.3	545.6
Adjusted income from continuing operations before provision for income taxes and discrete items - Non-GAAP	$667.9	$674.3	$737.2
Effective tax rate	15.1%	25.9%	(35.4%)
Effective tax rate, excluding noteworthy items - Non-GAAP	23.8%	26.1%	30.3%
Effective tax rate, excluding noteworthy and tax discrete items - Non-GAAP	25.1%	26.4%	33.6%
7.	Regulatory

Included within this Form 10-K are risk-weighted assets, risk-based capital and leverage ratios as calculated under the Basel III Rule and the Transition Final Rule (effective January 1, 2018 to extend the regulatory capital treatment under 2017 transition provisions for certain items) for December 31, 2019 and 2018. Such measures are considered key regulatory capital measures used by banking regulators, investors and analysts to assess CIT’s (as a BHC) regulatory capital position and to compare CIT to other financial institutions. For information on our capital ratios and requirements, see “Capital” section.

CIT ANNUAL REPORT 2019

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

•	recent accounting pronouncements and their estimated impact on our business or financial performance.
•	our plans to change our funding mix, to access new sources of funding, and to broaden our deposit taking capabilities, and expand our treasury management services,
•	our pending or potential acquisition and disposition plans, and the integration and restructuring risks inherent in such acquisitions, including our acquisition of MOB,
•	our credit risk management and credit quality,
•	our asset/liability risk management,
•	our funding, borrowing costs and NFR,
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
•

regulatory changes and developments, including changes in laws or regulations governing our business and operations, or affecting our assets, including our operating lease equipment or changes in the regulatory environment, whether due to events or factors specific to CIT, or other large multi-national or regional banks, or the industry in general,

•

risks associated with changes in accounting policies or procedures as may be required by the FASB or other regulatory agencies and the resulting impact on our financial statements and how we report results,

•	risks associated with the possible cessation or market replacement of LIBOR and the related effect on our LIBOR-based financial products and contracts,
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

CIT ANNUAL REPORT 2019

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of CIT Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CIT Group Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2020 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses — Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The allowance for loan losses (“ALLL”) is a critical accounting estimate that is intended to provide for credit losses inherent in the Held for Investment (“HFI”) loan portfolio. One component of the Company’s ALLL is for estimated losses inherent in the non-impaired portfolio (“non-specific allowance”). The Company’s non-impaired loans are graded according to the Company’s internal rating system based on various risk factors. Risk ratings are assigned to these loans, which are based, among other factors, on the borrowers’ financial strength, quality of the underlying collateral, and other borrower specific considerations.

When loans are graded at underwriting, or when updated periodically, a model is run to generate a preliminary risk rating. The model incorporates both internal and external historical default and loss data to develop loss rates for each risk rating. The preliminary risk rating assigned by the model can be adjusted as a result of borrower specific facts that in management’s judgment warrant a modification of the modeled risk rating to arrive at the final approved risk ratings.

The process of calculating probability of default (“PD”) rates and assigning risk ratings to the non-impaired portfolio is a comprehensive process, which involves a combination of model outputs and management judgments. Given the significance of the estimate, the subjective nature of the judgment applied by management and the complexity of the models, auditing the

CIT ANNUAL REPORT 2019

assigned risk ratings and PD rates associated with the Company’s Commercial Finance, Real Estate Finance, and Business Capital portfolios (“commercial portfolios”) for the non-specific allowance calculation involved especially subjective judgments and required specialized knowledge and significant effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the non-specific allowance for the Company’s commercial portfolios included the following, among others:

•	We tested the effectiveness of controls over the non-specific allowance for the commercial portfolios, including controls addressing:
o	Loss estimation models
o	Review and assignment of risk ratings
•

We used credit specialists to assist us in evaluating the reasonableness of the Company’s models used to develop PD rates and risk ratings. Our credit specialists assisted with evaluation of the Company’s model framework, key assumptions, and model techniques.

•	We evaluated the incorporation of applicable assumptions into the models and tested the models’ mathematical accuracy.
•	We evaluated the accuracy of the risk ratings (including management’s qualitative adjustments) assigned to a sample of individual loans.

ASU 2016-13 Adoption - Refer to Note 1 to the financial statements

Critical Audit Matter Description

On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses, which introduces a forward-looking “expected loss” model (the “Current Expected Credit Losses (CECL)” model) to estimate credit losses over the remaining expected life of the Company’s loan portfolio upon adoption, rather than the incurred loss model under current accounting principles generally accepted in the United States of America. Estimates of expected credit losses under the CECL model are based on relevant information about past events, current conditions, and reasonable and supportable forward-looking forecasts regarding the collectability of the reported loan amounts.

The CECL model requires management to make estimates of the expected credit losses over the expected life of the loans, including using forecasts utilizing macroeconomic assumptions that will impact the amount of such future losses. In order to estimate the expected credit losses, existing credit loss estimation models were updated and, in certain cases, new models implemented to align with the CECL model. The Company disclosed that the impact of adoption on January 1, 2020, will result in an increase of $225-$275 million to the allowance for credit losses (excluding the impact of the Mutual of Omaha Bank acquisition completed in the first quarter of 2020).

Given the estimation of credit losses significantly changes under the CECL model, including the application of new accounting policies, the use of new subjective judgments, and changes made to the loss estimation models, performing audit procedures to evaluate the disclosure of ASU 2016-13 adoption involved a high degree of auditor judgment and required significant effort, including the need to involve our credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the disclosure of ASU 2016-13 adoption included the following, among others:

•

We tested the effectiveness of management’s controls covering the key assumptions and judgments, CECL estimation models, selection and application of new accounting policies, and disclosure of the impact of adoption discussed in Note 1 to the financial statements.

•	We evaluated the completeness of the Company’s disclosure related to the adoption of ASU 2016-13.
•	We evaluated the appropriateness of the Company’s accounting policies, methodologies, and elections involved in the adoption of the CECL model.
•	We tested the CECL estimation models, including the inputs to the models.
•	We involved credit specialists to assist us in evaluating the reasonableness and conceptual soundness of the methodology as applied in the CECL estimation models.
•	We evaluated the reasonableness of management’s assumptions and judgments in estimating future credit losses, including the forecasted macroeconomic assumptions.

/s/ Deloitte & Touche LLP

New York, New York

February 20, 2020

We have served as the Company's auditor since 2018.

CIT ANNUAL REPORT 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CIT Group Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of CIT Group Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for Low Income Housing Tax Credit investments in 2017.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 23, 2018, except for the change in composition of reportable segments discussed in Note 24 to the consolidated financial statements, as to which the date is February 20, 2020

We served as the Company's auditor from 2001 to 2018.

CIT ANNUAL REPORT 2019

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in millions — except share data)

	December 31,	December 31,
	2019	2018
Assets
Cash and due from banks, including restricted balances of $875.2 at December 31, 2019 and $25.5 at December 31, 2018 (see Note 10 for amounts pledged)	$990.1	$198.8
Interest bearing cash, including restricted balances of $2.2 at December 31, 2019 and $2.5 at December 31, 2018 (see Note 10 for amounts pledged)	1,695.5	1,596.8
Securities purchased under agreement to resell	950.0	400.0
Investment securities, including securities carried at fair value with changes recorded in net income of $47.2 at December 31, 2019 and $44.6 at December 31, 2018 (see Note 10 for amounts pledged)	6,276.8	6,233.8
Assets held for sale	32.1	88.4
Loans (see Note 10 for amounts pledged)	30,998.9	30,795.4
Allowance for loan losses	(482.6)	(489.7)
Total loans, net of allowance for loan losses	30,516.3	30,305.7
Operating lease equipment, net (see Note 10 for amounts pledged)	7,319.7	6,970.6
Bank-owned life insurance	1,043.2	814.1
Goodwill	369.9	369.9
Other assets, including $190.7 at December 31, 2019 and $119.9 at December 31, 2018, at fair value	1,639.2	1,309.5
Assets of discontinued operations	-	249.8
Total Assets	$50,832.8	$48,537.4
Liabilities
Deposits	$35,139.5	$31,239.5
Credit balances of factoring clients	1,176.2	1,674.4
Other liabilities, including $100.8 at December 31, 2019 and $146.6 at December 31, 2018, at fair value	1,704.7	1,261.1
Borrowings, including $14.3 at December 31, 2019 and $0.9 at December 31, 2018 contractually due within twelve months	6,473.4	8,118.8
Liabilities of discontinued operations	-	297.0
Total Liabilities	44,493.8	42,590.8
Stockholders’ Equity
Preferred Stock: $0.01 par value, 100,000,000 shares authorized, 8,325,000 and 325,000 shares at December 31, 2019 and 2018, respectively, were issued and outstanding	525.0	325.0
Common Stock: $0.01 par value, 600,000,000 shares authorized
Issued: 162,188,287 at December 31, 2019 and 161,073,078 at December 31, 2018	1.6	1.6
Outstanding: 94,742,564 at December 31, 2019 and 100,919,707 at December 31, 2018
Paid-in capital	6,853.7	6,810.8
Retained earnings	2,307.6	1,924.4
Accumulated other comprehensive loss	(52.1)	(178.3)
Treasury stock: 67,445,723 shares at December 31, 2019 and 60,153,371 shares at December 31, 2018 at cost	(3,296.8)	(2,936.9)
Total Common Stockholders’ Equity	5,814.0	5,621.6
Total Equity	6,339.0	5,946.6
Total Liabilities and Equity	$50,832.8	$48,537.4

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2019

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (dollars in millions — except per share data)

	Years Ended December 31,
	2019	2018	2017
Interest income
Interest and fees on loans	$1,783.3	$1,671.8	$1,638.1
Other interest and dividends	233.5	218.6	197.5
Interest income	2,016.8	1,890.4	1,835.6
Interest expense
Interest on deposits	664.9	460.4	373.3
Interest on borrowings	287.1	354.7	344.4
Interest expense	952.0	815.1	717.7
Net interest revenue	1,064.8	1,075.3	1,117.9
Provision for credit losses	110.8	171.0	114.6
Net interest revenue, after credit provision	954.0	904.3	1,003.3
Non-interest income
Rental income on operating leases	857.7	1,009.0	1,007.4
Other non-interest income	415.2	373.8	364.2
Total non-interest income	1,272.9	1,382.8	1,371.6
Total revenue, net of interest expense and credit provision	2,226.9	2,287.1	2,374.9
Non-interest expenses
Depreciation on operating lease equipment	308.6	311.1	296.3
Maintenance and other operating lease expenses	180.7	230.4	222.9
Operating expenses	1,113.2	1,070.0	1,188.5
Goodwill impairment	-	-	255.6
Loss on debt extinguishment and deposit redemption	0.5	38.6	220.0
Total non-interest expenses	1,603.0	1,650.1	2,183.3
Income from continuing operations before provision (benefit) for income taxes	623.9	637.0	191.6
Provision (benefit) for income taxes	94.5	164.9	(67.8)
Income from continuing operations	529.4	472.1	259.4
Discontinued operations
Income (loss) from discontinued operations, net of taxes	0.5	(8.7)	90.2
Gain (loss) on sale of discontinued operations, net of taxes	-	(16.3)	118.6
Total income (loss) from discontinued operations, net of taxes	0.5	(25.0)	208.8
Net income	$529.9	$447.1	$468.2
Preferred stock dividends	18.9	18.9	9.8
Net income available to common shareholders	$511.0	$428.2	$458.4
Income from continuing operations available to common shareholders	$510.5	$453.2	$249.6
Basic income per common share
Income from continuing operations	$5.29	$3.85	$1.54
Income (loss) from discontinued operations	0.01	(0.21)	1.28
Basic income per share	$5.30	$3.64	$2.82
Diluted income per common share
Income from continuing operations	$5.27	$3.82	$1.52
Income (loss) from discontinued operations	-	(0.21)	1.28
Diluted income per share	$5.27	$3.61	$2.80
Average number of common shares (thousands)
Basic	96,503	117,653	162,290
Diluted	96,921	118,777	163,950

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2019

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Net income	$529.9	$447.1	$468.2
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	11.8	(16.2)	53.4
Net unrealized gains (losses) on available for sale securities	96.8	(59.1)	(10.6)
Changes in benefit plans net gains (loss) and prior service (cost)/credit	17.6	(16.0)	10.8
Other comprehensive income (loss), net of tax	126.2	(91.3)	53.6
Comprehensive income	$656.1	$355.8	$521.8

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2019

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock, at cost	Noncontrolling Minority Interests	Total Equity
December 31, 2016	$—	$2.1	$8,765.8	$1,553.0	$(140.1)	$(178.1)	$0.4	$10,003.1
Adoption of Accounting Standard Update 2016-09	—	—	1.0	(1.0)	—	—	—	—
Net income	—	—	—	468.2	—	—	—	468.2
Other comprehensive income, net of tax	—	—	—	—	53.6	—	—	53.6
Dividends paid ($0.61 per Common Share and $30.29 per Preferred share)	—	—	—	(113.7)	—	—	—	(113.7)
Issuance of preferred stock	325.0	—	(7.0)	—	—	—	—	318.0
Share repurchases	—	—	(9.6)	—	—	(3,422.3)	—	(3,431.9)
Amortization of restricted stock, stock option and performance shares expenses	—	—	45.1	—	—	(24.8)	—	20.3
Employee stock purchase plan	—	—	2.8	—	—	—	—	2.8
Other	—	—	—	—	—	—	(0.4)	(0.4)
December 31, 2017	$325.0	$2.1	$8,798.1	$1,906.5	$(86.5)	$(3,625.2)	$—	$7,320.0
Adoption of Accounting Standard Updates 2016-01, 2016-16, and 2018-02	—	—		0.7	(0.5)	—	—	0.2
Net income	—	—	—	447.1	—	—	—	447.1
Other comprehensive income, net of tax	—	—	—	—	(91.3)	—	—	(91.3)
Dividends paid ($0.82 per Common Share and $58.00 per Preferred share)	—	—	—	(115.9)	—	—	—	(115.9)
Share repurchases	—	—	—	—	—	(1,626.7)	—	(1,626.7)
Retirement of Treasury Stock	—	(0.5)	(2,029.1)	(314.0)	—	2,343.6	—	—
Amortization of restricted stock, stock option and performance shares expenses	—	—	38.9	—	—	(28.6)	—	10.3
Employee stock purchase plan	—	—	2.9	—	—	—	—	2.9
December 31, 2018	$325.0	$1.6	$6,810.8	$1,924.4	$(178.3)	$(2,936.9)	$—	$5,946.6
Net income	—	—	—	529.9	—	—	—	529.9
Other comprehensive income, net of tax	—	—	—	—	126.2	—	—	126.2
Dividends paid ($1.30 per Common Share and $58.00 per Preferred Share)	—	—	—	(146.7)	—	—	—	(146.7)
Issuance of preferred stock	200.0	—	(4.9)	—	—	—	—	195.1
Share repurchases	—	—	—	—	—	(340.9)	—	(340.9)
Amortization of stock compensation expenses	—	—	44.8	—	—	(19.0)	—	25.8
Employee stock purchase plan	—	—	3.0	—	—	—	—	3.0
December 31, 2019	$525.0	$1.6	$6,853.7	$2,307.6	$(52.1)	$(3,296.8)	$—	$6,339.0

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2019

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operations
Net income	$529.9	$447.1	$468.2
Adjustments to reconcile net income to net cash flows from operations:
Provision for credit losses	110.8	171.0	114.6
Depreciation on operating lease equipment	308.6	311.1	296.3
Amortization of stock compensation expenses	44.8	38.9	45.1
Net gain on asset sales and impairments on assets held for sale	(71.6)	(128.6)	(298.1)
Loss on debt extinguishment and deposit redemption	0.5	38.6	259.0
Provision for deferred income taxes	115.1	118.3	(39.7)
Decrease (increase) in finance receivables held for sale	33.9	(57.4)	(96.2)
Goodwill impairment	—	—	255.6
(Increase) decrease in other assets	(303.8)	0.1	172.3
Increase (decrease) in other liabilities	80.8	(143.7)	(712.5)
Other operating activities	78.2	187.1	69.6
Net cash flows provided by operations	927.2	982.5	534.2
Cash Flows from Investing Activities
Changes in loans, net	(1,598.3)	(1,883.7)	(195.6)
Purchases of investment securities and securities purchased under agreement to resell	(12,953.8)	(3,020.9)	(7,022.8)
Proceeds from sales and maturities of investment securities and securities purchased under agreement to resell	12,543.2	2,882.3	4,752.5
Proceeds from asset and receivable sales	1,009.5	1,548.6	907.6
Proceeds from sale of Nacco	—	1,064.6	—
Proceeds from sale of commercial air	—	—	10,026.0
Purchases of assets to be leased and other equipment	(807.9)	(655.6)	(793.3)
Proceeds from sale of OREO, net of repurchases	37.2	64.5	107.3
Purchase of bank owned life insurance	(200.0)	—	(781.0)
Other investing activities	22.9	44.0	63.6
Net cash flows (used in) provided by investing activities	(1,947.2)	43.8	7,064.3
Cash Flows from Financing Activities
Proceeds from the issuance of term debt and FHLB advances	2,694.3	4,608.9	2,465.3
Repayments of term debt, FHLB advances, and net settlements	(4,365.1)	(5,395.9)	(9,601.9)
Net increase (decrease) in deposits	3,898.1	1,679.6	(2,729.1)
Repurchase of common stock	(340.9)	(1,626.7)	(3,431.9)
Net proceeds from issuance of preferred stock	195.1	—	318.0
Dividends paid	(146.7)	(115.9)	(113.7)
Other financing activities	(26.7)	(92.1)	10.2
Net cash flows provided by (used in) financing activities	1,908.1	(942.1)	(13,083.1)
Effect of exchange rate changes on cash and cash equivalents	1.9	(15.0)	15.6
Increase (decrease) in cash, cash equivalents and restricted cash	890.0	69.2	(5,469.0)
Cash, cash equivalents, and restricted cash beginning of period	1,795.6	1,726.4	7,195.4
Cash, cash equivalents, and restricted cash end of period	$2,685.6	$1,795.6	$1,726.4
Supplementary Cash Flow Disclosures
Interest paid	$(946.0)	$(809.8)	$(915.2)
Federal, foreign, state and local income taxes refunded (paid), net	41.3	(25.2)	(40.5)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	480.5	397.9	2,109.6
Transfer of assets from held for sale to held for investment	25.5	64.8	174.0
Deposits on flight equipment purchases applied to acquisition of flight equipment purchases, and origination of finance leases, capitalized interest, and buyer furnished equipment	—	—	91.2
Transfers of assets to OREO	21.4	39.4	99.0
Finance lease unexercised bargain purchase options	—	—	17.5
Commitments extended during the period on affordable housing investment credits	80.5	64.1	60.1

Reconciliation of cash, cash equivalents and restricted cash on the Balance Sheet to that presented in the above Statements of Cash Flow.

	Years Ended December 31,
	2019	2018	2017
Cash and due from banks, including restricted balances of $875.2, $25.5, and $42.9 at December 31, 2019, December 31, 2018, and December 31, 2017, respectively	$990.1	$198.8	$278.6
Interest bearing cash, including restricted balances of $2.2, $2.5, and $81.8 at December 31, 2019, December 31, 2018, and December 31, 2017, respectively	1,695.5	1,596.8	1,440.1
Cash included in assets of discontinued operations	—	—	7.7
Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$2,685.6	$1,795.6	$1,726.4

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc., together with its subsidiaries (collectively "we", "our", "CIT" or the "Company"), is a bank holding company ("BHC") and a financial holding company ("FHC"). CIT was formed in 1908 and provides financing, leasing and advisory services principally to middle-market companies in a wide variety of industries, primarily in North America. We also provide banking and related services to commercial and individual customers through our banking subsidiary, CIT Bank, N.A. ("CIT Bank" or the “Bank”), which includes over 60 branches located in Southern California and its online bank.

CIT is regulated by the Board of Governors of the Federal Reserve System ("FRB") and the Federal Reserve Bank of New York ("FRBNY") under the U.S. Bank Holding Company Act of 1956, as amended. CIT Bank is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury ("OCC").

On January 1, 2020, CIT acquired Mutual of Omaha Bank (“MOB”), the savings bank subsidiary of Mutual of Omaha Insurance Company and Omaha Financial Holdings, Inc. (“OFHI”) for approximately $1 billion in cash and stock. See Note 29 – Subsequent Events for further information.

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

Discontinued Operations

There were no discontinued operations as of December 31, 2019. Discontinued operations as of December 31, 2018 was comprised of the Business Air business and residual activity of the Financial Freedom business, which was sold in May 2018. Although the economic benefit and risk of the business had been transferred to the buyer, certain assets and liabilities of Financial Freedom remained as the required investor consent was not received to qualify for sale treatment. In conjunction with the sale of Financial Freedom, the Company also sold its reverse mortgage portfolio comprised of loans and related other real estate owned ("OREO") assets, which was serviced by Financial Freedom and was previously reported in continuing operations. Collectively, the sale of the Financial Freedom business and the reverse mortgage portfolio is referred to as the "Financial Freedom Transaction". In July 2019, CIT obtained the final investor consent to transfer the servicer obligation to a third party and derecognized the assets, which had previously not met the accounting requirements for sale treatment, and related secured borrowing. During the third quarter, the residual assets and liabilities of discontinued operations and related income statement activity were reclassified to continuing operations.

Income (loss) from discontinued operations reflects the activities of the Business Air and Financial Freedom businesses for the years ended December 31, 2019, 2018 and 2017, and Commercial Air (a component of Aerospace) for the year ended December 31, 2017. We completed the sale of our Commercial Air business on April 4, 2017.

See further discussion in Note 2 – Discontinued Operations.

SIGNIFICANT ACCOUNTING POLICIES

Loans and Leases

CIT extends credit to commercial customers through a variety of financing arrangements including term loans, revolving credit facilities, finance leases and operating leases. CIT also extends credit through Consumer Loans, including residential mortgages and had a portfolio of reverse mortgages, which was sold on May 31, 2018. The amounts outstanding on term loans, Consumer Loans, revolving credit facilities and finance leases are referred to as loans. These loans, when combined with Assets Held for Sale (“AHFS”) and Operating lease equipment, net are referred to as loans and leases.

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

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans originated and classified as HFI are recorded at amortized cost. Loan origination fees and certain direct origination costs are deferred and recognized as adjustments to interest income over the contractual lives of the related loans. Unearned income on leases and discounts and premiums on loans purchased are amortized to interest income using the effective interest method. For loans classified as AHFS, the amortization of discounts and premiums on loans purchased and unearned income ceases. Finance leases originated and classified as HFI are recorded at the aggregate future minimum lease payments plus estimated residual values less unearned finance income. Management performs periodic reviews of estimated residual values, with other than temporary impairment (“OTTI”) recognized in current period earnings.

If it is determined that a loan should be transferred from HFI to AHFS, then the loan is transferred at the lower of its amortized cost basis or fair value on the date of transfer, which excludes the allowance for credit losses. Prior to the transfer, CIT applies its write-off policy to the recorded investment. If the recorded investment exceeds the loan’s fair value at the date of transfer, a valuation allowance (“VA”) is established equal to the difference between the recorded investment and fair value. Once classified as AHFS, the amount by which the amortized cost exceeds fair value is recorded as a change in the VA and is reflected as a reduction to other non-interest income. If it is determined that a loan should be transferred from AHFS to HFI, the loan is transferred at the lower of cost or fair value on the transfer date, which coincides with the date of change in management’s intent. The difference between the carrying value of the loan and the fair value, if lower, is reflected as a loan discount at the transfer date, which reduces its carrying value. Subsequent to the transfer, the discount is accreted into earnings as an increase to interest income over the life of the loan using the effective interest method.

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

Subsequent to acquisition, the estimates of the cash flows expected to be collected are evaluated on a quarterly basis for both Commercial PCI Loans (evaluated individually) and Consumer PCI Loans (evaluated on a pool basis). During each subsequent reporting period, the cash flows expected to be collected will be reviewed but will be revised only if it is deemed probable that a significant change has occurred. Probable and significant decreases in expected cash flows as a result of further credit deterioration result in a charge to the provision for credit losses and a corresponding increase to the allowance for loan losses. Probable increases in cash flows expected to be collected due to improved credit quality result in recovery of any previously recorded allowance for loan losses, to the extent applicable, and an increase in the accretable yield applied prospectively for any remaining increase. The accretable yield is affected by revisions to previous expectations that result in an increase in expected cash flows, changes in interest rate indices for variable rate PCI loans, changes in prepayment assumptions and changes in expected principal and interest payments and collateral values. The Company assumes a flat forward interest curve when analyzing future cash flows for the mortgage loans. Changes in expected cash flows caused by changes in market interest rates are recognized as adjustments to the accretable yield on a prospective basis.

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

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CIT sold its reverse mortgage portfolio on May 31, 2018 in connection with the Financial Freedom Transaction. The Company’s former uninsured reverse mortgages in continuing operations that were determined to be non-PCI were accounted for in accordance with the instructions provided by the staff of the Securities and Exchange Commission (“SEC”) entitled “Accounting for Pools of Uninsured Residential Reverse Mortgage Contracts.” The insured reverse mortgages in continuing operations that were determined to be PCI were accounted for in accordance with the guidance in ASC 310-30. As such, revenue recognition and income measurement for these loans was based on expected rather than contractual cash flows, and the fair value adjustment on these loans included both accretable and non-accretable components.

Leases

On January 1, 2019, CIT adopted ASU 2016-02, Leases (Topic 842), and subsequent related ASUs using January 1, 2019 as the date of initial application. The leasing standard modifies the accounting, presentation, and disclosures for both lessees and lessors. We elected the modified retrospective transition option which allows for application of the Topic 842 guidance at the adoption date. Therefore, comparative prior period financial information was not adjusted and will continue to be reported under the previous accounting guidance of ASC 840, Leases. No cumulative-effect adjustment to retained earnings as of January 1, 2019 was necessary as a result of adopting the new standard. CIT elected the “package of practical expedients” permitted under the transition guidance which allowed the Company not to reassess its prior conclusions regarding lease identification, lease classification of existing leases, and treatment of initial direct costs on existing leases. Any lease arrangements and significant modifications entered into subsequent to the adoption date (January 1, 2019) are accounted for in accordance with the new standard.

Lessee Topic 842 Accounting

The leasing standard requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent our right to use underlying assets for the lease terms and lease liabilities represent our obligation to make lease payments arising from the leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. We use our estimated incremental borrowing rate in determining the present value of lease payments.

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

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lessor Topic 842 Accounting

We determine lease classification at commencement date. Leases not classified as sales-type or direct financing leases are classified as operating leases. The primary accounting criteria we use that results in sales-type lease classification are (a) the lease transfers ownership of the underlying asset to the lessee by the end of the lease term, (b) the lease grants the lessee a purchase option that the lessee is reasonably certain to exercise, (c) using a seventy-five percent or more threshold, the lease term is for a major part of the remaining economic life of the underlying asset (however, we do not use this classification criterion when the lease commencement date falls within the last 25 percent of the total economic life of the underlying asset) and (d) using a ninety percent or more threshold, the present value of the sum of the lease payments and residual value guarantee from the lessee equals or exceeds substantially all of the fair value of the underlying asset. When none of the sales-type lease criteria have been met, leases are classified as direct financing leases when, using a ninety percent or more threshold, the present value of the sum of the lease payments and residual value guarantee purchased from a third party equals or exceeds substantially all of the fair value of the underlying asset. The majority of our finance leases are sales-type leases. We do not lease equipment of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

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

Residual realization risk varies by transaction type. Finance leases bear the least risk because contractual payments usually cover approximately 90% of the equipment's cost at the inception of the lease. A significant portion of our leasing portfolios are comprised of operating leases which have higher risk because a smaller percentage of the equipment's value is covered by contractual cash flows over the term of the lease. If the market value of leased equipment decreases at a rate greater than we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, recession or other adverse economic conditions, or other factors, it could adversely affect the current values and the residual values of such equipment. CIT seeks to mitigate these risks by maintaining relatively young fleet assets with wide operator bases, which can facilitate attractive lease and utilization rates. CIT manages and evaluates residual risk by performing periodic reviews of estimated residual values and monitoring levels of residual realizations. A change in estimated operating lease residual values would result in a change in future depreciation expense. A change in estimated finance lease residual values during the lease term impacts the loss allowance as the lessor considers both the lease receivable and the unguaranteed residual asset when determining the finance lease net investment loss allowance. Incremental costs of a lease that would not have been incurred if the lease had not been obtained are capitalized as initial direct costs.

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

Operating Leases - Operating lease equipment is carried at cost less accumulated depreciation. Operating lease equipment is depreciated to its estimated residual value using the straight-line method over the lease term or estimated useful life of the asset. Rail equipment has estimated useful lives of 40-50 years and other equipment useful lives are generally 3-10 years. Where management’s intention is to sell the operating lease equipment, these are marked to the lower of cost or fair value and classified as AHFS. Depreciation is no longer recognized, and the assets are evaluated for impairment, with any further marks to lower of cost or fair value recorded in other non-interest income. Equipment held for sale in discontinued operations follows the same treatment, with impairment charges reflected in discontinued operations - other non-interest income Equipment received at the end of the lease, which will be sold, is marked to the lower of cost or fair value with the adjustment recorded in other noninterest income. Initial direct costs are amortized over the lease term.

Finance Leases - CIT’s finance lease activity primarily relates to leasing of new equipment with the equipment purchase price equal to fair value and therefore there is no selling profit or loss at lease commencement. When there is no selling profit or loss, initial direct costs are deferred at the commencement date and included in the measurement of the net investment in the lease.

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

Variable lease payments that are not included in the lease net investment are recognized as income in the Consolidated Statements of Income in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

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

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

On January 1, 2018, CIT adopted ASU 2014-09, Revenue Recognition - Revenue from Contracts with Customers (ASC 606) and subsequent related ASUs. ASU 2014-09 established the principles to apply in determining the amount and timing of revenue recognition. The core principle is that a company will recognize revenue when it transfers control of goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The guidance introduced a five-step, principle-based model, requiring more judgment than under previous GAAP to determine when and how revenue is recognized. The standard defers to existing guidance where revenue recognition models are already in place.

"Interest Income" and "Rental Income on Operating Leases", CIT's two largest revenue items, are out of scope of the guidance, as are many other revenues relating to other financial assets and liabilities, including loans, leases, securities, and derivatives. As a result, the implementation of the new guidance was limited to certain revenue streams within Non-Interest Income, including some immaterial bank related fees and gains or losses related to the sale and disposition of leased equipment and other real estate owned (“OREO”) and requires the Company to apply certain recognition and measurement principles of ASC 606.

CIT evaluated its in-scope revenue streams and concluded that ASU 2014-09 did not materially impact the current practice of revenue recognition as ASC 606 was consistent with the accounting policy being applied by the Company for those revenues. Therefore, no change in the timing or amount of income recognized was identified. CIT also determined that costs incurred to obtain or fulfill contracts and financing components relating to in-scope revenue streams were immaterial to the Company.

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

Rental revenue on operating leases is recognized on a straight-line basis over the lease term and is included in Non-interest Income. Intangible assets related to acquisitions completed by the Company and to Fresh Start Accounting (“FSA”) adjustments that were applied as of December 31, 2009 (the Convenience Date) to adjust the carrying value of above or below market operating lease contracts to their fair value. The FSA related adjustments (net) are amortized into rental income on a straight-line basis over the remaining term of the respective lease.

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

The recognition of interest income (including accretion) on consumer mortgages and small ticket Commercial Loans is suspended, and all previously accrued but uncollected revenue is reversed, when payment of principal and/or interest is contractually delinquent for 90 days or more. Accounts, including accounts that have been modified, are returned to accrual status when, in the opinion of management, collection of remaining principal and interest is reasonably assured, and there is a sustained period of repayment performance, generally for a minimum of six months.

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

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans are divided into the following portfolio segments, which correspond to the Company’s business segments: Commercial Banking and Consumer Banking. Within each portfolio segment, credit risk is assessed and monitored in the following classes of loans: within Commercial Banking, Commercial Finance; Real Estate Finance; Business Capital and Rail, are collectively referred to as “Commercial Loans”, and within Consumer Banking, classes include Legacy Consumer Mortgages (‘LCM”), and Consumer and Community Banking, collectively referred to as “Consumer Loans”. ALLL is estimated based upon the loans in the respective class.

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

Allowance Methodology

Commercial Loans

With respect to commercial portfolios, the Company monitors credit quality indicators, including expected and historical losses and levels of, and trends in, past due loans, non-performing assets and impaired loans, collateral values and economic conditions. Commercial Loans are graded according to the Company’s internal rating system with respect to probability of default (“PD”) and loss given default (“LGD”) (severity) based on various risk factors. The non-specific allowance is determined based on the estimated PD, which reflects the borrower’s financial strength, the severity of loss in the event of default, considering the quality of the underlying collateral, and other borrower specific considerations. The PD and severity are derived through historical observations of default and subsequent losses within each risk grading. When loans are template graded at underwriting, or when updated periodically, a model is run to generate a risk rating. The model incorporates both internal and external historical default and loss data to develop loss rates for each risk rating. The risk rating assigned by the model can be adjusted as a result of borrower specific facts that in management’s judgment warrant a modification of the modelled risk rating to arrive at the final approved risk ratings.

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

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deferred purchase commitments are recorded as a liability on the Consolidated Balance Sheet. Net adjustments to the reserve for unfunded loan commitments and deferred purchase commitments are included in the provision for credit losses.

The allowance policies described above relate to specific and non-specific allowances, and the impaired loans and charge-off policies that follow are applied across the portfolio segments and loan classes therein. Given the nature of the Company’s business, the specific allowance relates primarily to the Commercial Banking segments. The non-specific allowance, which considers the Company’s internal system of PD and loss severity ratings for Commercial Loans, among other factors, is applicable to both Commercial and Consumer Loans. Additionally, divisions in Commercial Banking and Consumer Banking segments also utilize methodologies under ASC 310-30 for PCI loans, as discussed below.

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

Impaired loans of $500 thousand or greater that are placed on non-accrual status, largely in Commercial Finance, Real Estate Finance, and Business Capital, are subject to periodic individual review by the Company’s problem loan management (“PLM”) function. The Company excludes certain loan portfolios from its impaired loans disclosures as charge-offs are typically determined and recorded for such loans beginning at 90-150 days of contractual delinquency. These excluded loan portfolios include small-ticket loans, primarily in Business Capital and PCI loans primarily in Consumer Banking, as well as short-term factoring receivables in Commercial Finance. Loans that are within the scope of the accounting guidance for TDRs are all included in our impaired loan disclosures.

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

Impairment of Long-Lived Assets

A review for impairment of long-lived assets, such as operating lease equipment, is performed at least annually or when events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Impairment of long-lived assets is determined by comparing the carrying amount to future undiscounted net cash flows expected to be generated. If a long-lived asset is impaired, the impairment is the amount by which the carrying amount exceeds the fair value of the long-lived asset. Fair value is based upon discounted cash flow analysis and available market data. Current lease rentals, as well as relevant and available market information (including third party sales for similar equipment and published appraisal data), are considered both in determining undiscounted future cash flows when testing for the existence of impairment and in determining estimated fair value in measuring impairment. Depreciation expense is adjusted when the projected fair value at the end of the lease term is below the projected book value at the end of the lease term. Assets to be disposed of are included in AHFS in the Consolidated Balance Sheet and are reported at the lower of the cost or fair market value less disposal costs (“LOCOM”).

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities Purchased Under Agreement to Resell

Securities purchased under agreement to resell (“reverse repos”) are accounted for as collateralized financing transactions as the terms of purchase agreement do not qualify for sale accounting and are therefore recorded at the amount of cash advanced. Accrued interest receivables are recorded in other assets. Interest earned is recorded in interest income. Reverse repos are generally collateralized by securities issued or guaranteed by the US Treasury, US Government/sponsored agencies and certain international agencies. The fair value of collateral is monitored daily and additional collateral is obtained or returned for margin maintenance purposes. Collateral accepted under reverse repo transactions is not permitted by contract to be sold or repledged.

Investments

Effective January 1, 2018, CIT adopted ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 required equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Under ASU 2016-01, companies are not allowed to classify equity securities as available-for-sale (“AFS”) securities, and will no longer recognize unrealized holding gains and losses related to equity securities in accumulated other comprehensive income (“AOCI”). As a result of the adoption, CIT reclassified eligible equity securities AFS to Securities Carried at Fair Value with Changes Recorded in Net Income.

CIT adopted this standard with a cumulative-effect adjustment to the balance sheet as of the adoption date. The cumulative-effect adjustment resulted in a decrease in retained earnings due to the reclassification of $1.1 million of unrealized losses from accumulated other comprehensive loss to the opening retained earnings in 2018.

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

Realized gains and losses on sales are included in other non-interest income on a specific identification basis, and interest income on AFS securities is included within Other interest and dividend income. Credit-related declines in fair value that are determined to be OTTI are immediately recorded in earnings.

Debt securities classified as HTM represent securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost. Interest on such securities is included in other interest and dividends. Upon the adoption of ASU 2017-12, Derivatives and Hedging (Topic 815) -Targeted Improvements to Accounting for Hedging Activities, in the fourth quarter of 2017, CIT reclassified all of its HTM debt securities to AFS after evaluating and confirming that these portfolios met the eligibility criteria. There was no impact to the Consolidated Statement of Income.

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

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments in Restricted Stock

As a condition of membership, the Company owns capital stock in both the Federal Home Loan Bank (“FHLB”) of San Francisco and the FRB. The Company’s ownership of capital stock in the FHLB is based upon its outstanding FHLB advances whereas the FRB stock owned is based on a specified ratio relative to the Company’s capital. FHLB and FRB stock may only be sold back to the member institutions at its carrying value and cannot be sold to other parties. For FHLB stock, cash dividends are recorded within other interest and dividends when declared by the FHLB. For FRB stock, the Company is legally entitled (without declaration) to a specified dividend paid semi-annually. Dividends are recorded when received in other interest and dividends in the Consolidated Statements of Income.

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

Indemnification Assets

In connection with the OneWest Transaction, CIT assumed the loss sharing agreements (“LSAs”) with the FDIC related to its acquisitions of IndyMac Federal Bank, FSB (“IndyMac”), First Federal Bank of California, FSB (“First Federal”) and La Jolla Bank, FSB (“La Jolla”). The LSAs are accounted for as indemnification assets and were initially recognized at estimated fair value as of the acquisition date based on the discounted present value of expected future cash flows under the respective LSAs pursuant to ASC 805. The IndyMac LSA expired in March 2019, the First Federal LSA expired in December 2019 and the LaJolla LSA expires in February 2020.

On a subsequent basis, the indemnification asset is measured on the same basis of accounting as the indemnified loans (e.g., as PCI loans under the effective yield method) subject to the lesser of the contractual term of the LSA and remaining life of the indemnified item. For PCI loans with an associated indemnification asset, if the increase in expected cash flows for the covered loans is recognized through a higher yield, a lower and potentially negative yield is applied to the related indemnification asset to mirror an accounting offset for the indemnified loans and recognized in interest income on loans over the lesser of the contractual term of the indemnification agreement or the remaining life of the indemnified loans. Separate from mirror accounting, the indemnification asset is assessed for collectability. Management monitors the realizability of the qualifying losses submitted to the FDIC based on the eligibility requirements pursuant to the terms of the contract. Any amount deemed not collectable from the FDIC is recognized as an impairment charge within other non-interest income. For further discussion, see Note 3 – Loans.

In addition, the Company recorded a separate FDIC true-up liability for an estimated payment due to the FDIC at 45 days following the expiry of the La Jolla LSA (April 2020), given the estimated cumulative losses of the acquired covered assets are projected to be lower than the cumulative losses originally estimated by the FDIC at inception of the LSA. The true-up liability represents contingent consideration to the FDIC and is re-measured at estimated fair value on a quarterly basis, with the

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

changes in fair value recognized in noninterest expense. There was no FDIC true-up liability recorded in connection with the First Federal or IndyMac transaction. For further discussion, see Note 13 – Fair value.

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

Goodwill and intangible assets relate to acquisitions and the remaining amount from FSA adjustments. Intangible assets have finite lives, and, depending on the component, are amortized on an accelerated or straight-line basis over the estimated useful lives. Amortization expense for the intangible assets is recorded in operating expenses.

The Company reviews intangible assets for impairment annually or when events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is recognized by writing down the asset to the extent that the carrying amount exceeds the estimated fair value, with any impairment recorded in operating expense.

See Note 25 – Goodwill and Intangible Assets for further details.

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

The Company invests as a limited partner and its ownership amount in each limited liability entity varies. As a limited partner, the Company is not the PB as it does not meet the power criterion, i.e., it has no power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and has no direct ability to unilaterally remove the general partner.  Accordingly, the Company is not required to consolidate these entities on its financial statements. For further discussion on VIEs, see Note 9 – Variable Interest Entities.

Effective in the fourth quarter of 2017, CIT changed its accounting policy for Low Income Housing Tax Credit ("LIHTC") investments from the equity method to the proportional amortization method as it was management's determination to be the preferable method. The proportional amortization method provides an improved presentation for the reporting of these investments by presenting the investment performance net of taxes as a component of income tax expense (benefit), which more fairly represents the economics and provides users with a better understanding of the returns from such investments than the prior equity method. Prior to the accounting change, the existing LIHTC investments represented primarily the acquired investments from the OneWest acquisition. As the accounting change had an immaterial impact to prior period financial statements, the effect of the change was recognized in the fourth quarter of 2017 with a net income decrease of $8.8 million

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(increase of $29.4 million in other non-interest income with a corresponding increase of $38.2 million in provision for income taxes) with a reduction to the tax credit investments by approximately $10.5 million (within Other Assets) and increase to Deferred tax asset of $1.8 million recognized in the quarter ended December 31, 2017.

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

Other Real Estate Owned

Other real estate owned (“OREO”) represents collateral acquired from the foreclosure of secured loans and is being actively marketed for sale. These assets are initially recorded at the lower of cost or fair value less disposition costs. Estimated fair value is generally based upon independent appraisals or broker price opinions, which are then modified based on assumptions and expectations that are determined by management. Any write-down as a result of differences between carrying and fair value on the date of transfer from loan classification is charged to the allowance for credit losses.

Subsequently, the assets are recorded at the lower of its carrying value or estimated fair value less disposition costs. If the property or other collateral has lost value subsequent to foreclosure, a VA (contra asset) is established, and the charge is recorded in other non-interest income. OREO values are reviewed on a quarterly basis and subsequent declines in estimated fair value are recognized in earnings in the current period. Holding costs are expensed as incurred and reflected in operating expenses. Upon disposition of the property, any difference between the proceeds received and the carrying value is booked to gain or loss on disposition recorded in other non-interest income.

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

A receivable is recognized for the advances that are expected to be reimbursed, while a loss is recognized in operating expenses for advances deemed uncollectable. Advances not collected are generally due to payments made in excess of the limits established by the investor or as a result of servicing errors. For our owned loans, CIT’s policy is to write-off any outstanding servicing advances when the underlying loans are non-performing. For loans serviced for others, servicing advances are accrued through liquidation regardless of delinquency status. Any accrued amounts that are deemed uncollectible at liquidation are written off against existing reserves. Any amounts outstanding 180 days post liquidation are written off against established reserves.

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

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The hedging guidance better aligns the Company’s financial reporting for hedging activities with the economic objectives of those activities and simplifies the application of the hedge accounting model. Among other things, ASU 2017-12: (a) expanded the types of transactions eligible for hedge accounting; (b) eliminated the separate measurement and presentation of hedge ineffectiveness; (c) simplified the requirements around the assessment of hedge effectiveness; (d) provided companies more time to finalize hedge documentation; and (e) enhanced presentation and disclosure requirements.

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

Upon de-designation or termination of a hedge relationship, if a de-designated derivative instrument continues to be held, changes in fair value of the derivative are reflected in earnings. For a fair value hedge, the basis adjustment on the hedged item is amortized to earnings over the remaining contractual life of the hedged item. For a net investment hedge, the amounts deferred remain in AOCI until the net investment is sold or liquidated.

The Company utilizes derivative instruments to hedge the exposure to changes in fair value of assets and liabilities. These transactions are designated as fair value hedges and gains and losses on derivatives qualify for fair value hedge and hedged items attributable to the hedged risk are recognized in earnings. The Company presents the entire change in the fair value of the hedging instrument in the same income statement line as the earnings effect of the hedged item.

The Company utilizes foreign currency forward contracts to hedge net investments in foreign operations. These transactions are classified as foreign currency net investment hedges with resulting gains and losses reflected in AOCI. For hedges of foreign currency net investment positions, the “forward” method is applied whereby effectiveness is assessed and measured based on the amounts and currencies of the individual hedged net investments versus the notional amounts and underlying currencies of the derivative contract. For those hedging relationships where the critical terms of the underlying net investment and the derivative are identical, and the credit-worthiness of the counterparty to the hedging instrument remains sound, there is an expectation of no hedge ineffectiveness so long as those conditions continue to be met.

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

CIT has both bought and sold credit protection in the form of participations on interest rate swaps (risk participations).  These risk participations were entered into in the ordinary course of business to facilitate customer credit needs.  Swap participations where CIT has sold credit protection have maturities ranging between 2020 and 2040 and may require CIT to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction.

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

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For valuations involving the use of third party vendors for pricing of the Company’s assets and liabilities, the Company performs due diligence procedures to ensure that the information obtained, and valuation techniques used are appropriate. The Company monitors and reviews the results (e.g., non-binding broker quotes and prices) from these third-party vendors to ensure the estimated fair values are reasonable. Although the inputs used by the third-party vendors are generally not available for review, the Company has procedures in place to provide reasonable assurance that the relied upon information is complete and accurate. Such procedures may include, as available and applicable, comparison with other pricing vendors, corroboration of pricing by reference to other independent market data and investigation of prices of individual assets and liabilities.

Fair Value Option

Certain MBS are carried at fair value with changes recorded in net income. Unrealized gains and losses are reflected as part of the overall changes in fair value. The Company recognizes interest income on an effective yield basis over the expected remaining life under the accretable yield method pursuant to ASC 310-30. Unrealized and realized gains or losses are reflected in other non-interest income. The determination of fair value for these securities is discussed in Note 13 – Fair Value.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future taxation of events that have been reflected in the consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities, using tax rates in effect for the years in which the differences are expected to reverse. A VA is provided to reduce the reported amount of any net deferred tax assets of a reporting entity if, based upon the relevant facts and circumstances, it is more likely than not that some or all of the deferred tax assets will not be realized. Additionally, in certain situations, it may be appropriate to write-off the deferred tax asset against the VA. This reduces the VA and the amount of the respective gross deferred tax asset that is disclosed.  A write-off might be appropriate if there is only a remote likelihood that the reporting entity will ever utilize its respective deferred tax assets, thereby eliminating the need to disclose the gross amounts.

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

See Note 19 – Income Taxes.

Other Comprehensive Income/Loss

Other Comprehensive Income/Loss includes unrealized gains and losses, unless other than temporarily impaired, on AFS debt investments, foreign currency translation adjustments for both net investment in foreign operations and related derivatives designated as hedges of such investments, changes in fair values of derivative instruments designated as hedges of future cash flows and certain pension and postretirement benefit obligations, all net of tax.

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

Variable Interest Entities

A VIE is a corporation, partnership, limited liability company, or any other legal structure used to conduct activities or hold assets. These entities lack sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties; have equity owners who either do not have voting rights or lack the ability to make significant decisions affecting the entity’s operations; and/or have equity owners that do not have an obligation to absorb the entity’s losses or the right to receive the entity’s returns.

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

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

When in the evaluation of its interest in each VIE it is determined that the Company is considered the PB, the VIE’s assets, liabilities and non-controlling interests are consolidated and included in the consolidated financial statements. See Note 9 – Variable Interest Entities for further details.

Consolidated VIEs

The most significant types of VIEs that CIT may utilize are 'on balance sheet' secured financings of pools of loans and leases originated by the Company where the Company is the PB.

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

Unconsolidated VIE’s

Unconsolidated VIEs include agency and non-agency securitization structures, limited partnership interests and joint ventures where the Company’s involvement is limited to an investor interest and the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance or obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

Non-interest Income

Non-interest income is recognized in accordance with relevant authoritative pronouncements and includes rental income on operating leases and other non-interest income. Other non-interest income includes (1) fee revenues, including fees on lines of credit, letters of credit, capital markets related fees, agent and advisory fees, service charges on deposit accounts, and servicing fees on loans CIT services for others, (2) factoring commissions, (3) gains and losses on leasing equipment, net of impairments,  (4) bank-owned life insurance (“BOLI”) income, (5) property tax income, (6) gains and losses on investment securities, net of impairments, and (7) other revenues. Other revenues include gains and losses on OREO sales, gains and losses on derivatives and foreign currency exchange, gains and losses on loan and portfolio sales, and impairment on assets HFS. In addition, other revenues include items that are more episodic in nature, such as gains on work-out related claims, recoveries on acquired loans or loans charged off prior to transfer to AHFS, proceeds received in excess of carrying value on non-accrual accounts HFS that were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and also includes income from joint ventures.

Non-interest Expenses

Non-interest expense is recognized in accordance with relevant authoritative pronouncements and includes depreciation on operating lease equipment, maintenance and other operating lease expenses, loss on debt extinguishments and deposit redemptions, goodwill impairment, and operating expenses.

Operating expenses consists of (1) compensation and benefits, (2) technology costs, (3) professional fees, (4) insurance, (5) net occupancy expense, (6) advertising and marketing, (7) property tax expense, (8) intangible asset amortization, (9) restructuring costs and (10) other expenses.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted cash includes cash on deposit with other banks that are legally restricted as to withdrawal and primarily serve as collateral for certain servicer obligations of the Company. At December 31, 2019, restricted cash included amounts set aside in escrow related to the acquisition of MOB. CIT presents restricted cash activity within the net change in cash and cash equivalents and as part of the beginning and ending balances of cash, cash equivalents and restricted cash in the Statements of Cash Flows, along with a reconciliation of those balances in the Statements of Cash Flows to those shown on the Balance Sheet. See Note 29 – Subsequent Events.

Activity of discontinued operations is included in various line items of the Consolidated Statements of Cash Flows and summary items are disclosed in Note 2 – Discontinued Operations.

Accounting Pronouncements Adopted

On January 1, 2019, the Company adopted the following Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”):

Leases and subsequent related ASUs

ASU 2016-02, Leases (Topic 842), and subsequent related ASUs modifies the accounting, presentation, and disclosures for both lessees and lessors.

See further discussion in the Leases Section.

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

Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes

ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes permits the use of the OIS rate based on the SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the United States Treasury (UST), the London Interbank Offered Rate (LIBOR) swap rate, the OIS rate based on the Fed Funds Effective Rate, and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate. Including the OIS rate based on SOFR as an eligible benchmark interest rate during the early stages of the marketplace transition will facilitate the LIBOR to

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. Entities should adopt this guidance on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption.

CIT adopted this guidance as of January 1, 2019. The adoption of this standard did not have a material impact on CIT’s consolidated financial statements and disclosures as this amendment requires adoption on a prospective basis for qualifying new or redesignated hedging relationships entered into on or after the date of adoption.

RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting pronouncements have been issued by the FASB but are not yet effective as of December 31, 2019:

Standard	Summary of Guidance	Effect on CIT's Financial Statements

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs Issued June 2016 with Updates through November 2019

•ASU 2016-13 introduces a forward-looking “expected loss” model (the “Current Expected Credit Losses” (“CECL”) model) to estimate credit losses over the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under previous U.S. GAAP standards. Estimates of expected credit losses under the new model will be based on relevant information about past events, current conditions, and reasonable and supportable forecasts regarding the collectability of reported amounts. Generally, the new model requires that an allowance for credit losses (“ACL”) be estimated and recognized for financial assets measured at amortized cost within its scope.

•The amendments in this standard eliminate existing guidance for Purchase Credit Impaired ("PCI") loans and require recognition of an allowance for expected credit losses on financial assets purchased with more than insignificant credit deterioration since origination (purchased credit deteriorated (“PCD”) loans).

•Loans previously classified as PCI will be considered PCD at adoption, with a credit related discount reflected in the ACL and loan balance.

•ASU 2016-13 amends existing impairment guidance for AFS securities to incorporate an allowance, which will allow for reversals of impairment losses if the credit of an issuer improves.

•In addition, ASU 2016-13 expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the ACL.

•ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of ASU 2016-13 and should be accounted for in accordance with Topic 842, Leases.

•ASU 2019-04 clarifies certain aspects of the credit losses standard and addresses issues related to accrued interest receivable balances, recoveries, as well as extension and renewal options, among other items.

•ASU 2019-05 allows companies to

irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASU 2016-13 if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis.

•ASU 2019-11 permits entities to record a negative allowance when measuring the expected credit losses for a PCD financial asset, not to exceed the total amount of the amortized cost basis previously charged off and expected to be charged off. It allows entities to apply a similar approach when determining the ACL for PCD assets but does not permit the premature recognition of interest income.

•Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted (modified-retrospective approach).

•CIT adopted this guidance as of January 1, 2020.

•CIT developed and implemented models and methodologies that are used to determine the CECL allowance. Key inputs into the models and methodologies include historical loss experience data, macroeconomic variable forecasts, position level data and management assumptions. CIT considers the macroeconomic forecasts used to be reasonable and supportable over the life of the loan portfolio.

•As a result of the adoption, the ACL increases by approximately $225 - $275 million effective January 1, 2020 (excluding the impact of the MOB acquisition completed on January 1, 2020). The presentation of a range for the January 1, 2020 adoption impact is included pending final model review, which may impact the reserve as of such date.

•Approximately $120 million of the increase is due to PCI loans that were reclassified as PCD loans with the credit related discount resulting in an increase to both the ACL and the loan balance. The reclassification from PCI to PCD does not; however, result in an adoption date adjustment to retained earnings.

•The remaining increase in ACL results in a decrease of approximately $75 - $100 million in retained earnings (after-tax) effective January 1, 2020 (excluding the impact of the MOB acquisition completed on January 1, 2020). Management plans to phase-in the transitional amounts impacting regulatory capital as follows: 25% in the first year of adoption of CECL, 50% in the second year, 75% in the third year, with full impact beginning in the fourth year. Adoption of the new standard could produce higher volatility in the quarterly credit loss expense than the incurred loss model under current U.S. GAAP, depending on asset mix, forecast of future economic scenarios, or other factors, and could adversely impact our ongoing earnings.

•For acquisitions subsequent to the adoption of CECL, CIT is required to record an allowance for non-PCD assets with a corresponding increase to the income statement Provision for credit losses. For acquired PCD loans, an allowance is required with a corresponding increase to the amortized cost basis as of the acquisition date. For PCD loans where all or a portion of the loan balance had been charged off prior to acquisition, for which active collection efforts are still underway, the CECL allowance included as part of the grossed-up loan balance at acquisition is immediately charged off. Additionally, CIT is required to consider its existing policies in determining whether to charge off any financial assets, regardless of whether a charge-off was recorded by the predecessor company.

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

•CIT adopted this guidance as of January 1, 2020. •The adoption of this standard did not have an impact on CIT’s consolidated financial statements and disclosures.
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

•CIT adopted this guidance as of January 1, 2020. •The adoption of this standard did not have a material impact on CIT’s consolidated financial statements and disclosures.
ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes Issued November 2019

•The amendments in this Update add new guidance to simplify accounting for income taxes, change the accounting for certain income tax transactions and make minor improvements to the codification.

•The amendments in this Update have different transition requirements depending on the topic.

•Effective for CIT as of January 1, 2021. Early adoption is permitted.

•CIT is currently evaluating the impact of this standard; however, the Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — DISCONTINUED OPERATIONS

There were no discontinued operations as of December 31, 2019. As of December 31, 2018, discontinued operations was comprised of Business Air and residual activity of the Financial Freedom business, which was sold in May 2018. As part of the Financial Freedom Transaction, the sale of the Financial Freedom business included all the operations, mortgage servicing rights and related servicing assets and liabilities. In July 2019, CIT obtained the final investor consent from Government National Mortgage Association (“GNMA”) to transfer CIT’s servicer obligation to a third party and derecognized the assets, which had previously not met the accounting requirements for sale treatment, and related secured borrowing of approximately $152 million from the Financial Freedom business. In addition, during 2019 we continued to sell our business aircraft. During the third quarter of 2019, the residual assets and liabilities, and related income statement activity, were reclassified to continuing operations.

The following tables reflect the combined results of the discontinued operations.

Condensed Combined Balance Sheet (dollars in millions)

	December 31,	December 31,
	2019	2018
Net loans	$-	$248.1
Other assets	-	1.7
Assets of discontinued operations	$-	$249.8
Secured borrowings	$-	$195.0
Other liabilities	-	102.0
Liabilities of discontinued operations	$-	$297.0

At December 31, 2018, the assets and liabilities primarily related to the failed sale assets and related secured borrowing for Financial Freedom of $195 million as the required investor consent was not received to qualify for sale treatment, although the economic benefit and risk of the business had been transferred to the buyer. The remaining assets primarily related to Business Air loans and other liabilities of $102 million, which included the indemnification contingent liability and mortgage servicing liability of Financial Freedom and other liabilities of Business Air.

Condensed Combined Statement of Income (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Interest income	$3.4	$14.6	$39.5
Interest expense	2.8	10.5	109.1
Rental income on operating leases	-	0.5	312.5
Other income	3.0	19.9	(13.9)
Maintenance and other operating lease expenses	-	-	4.2
Operating expenses	2.9	35.7	30.0
Loss on debt extinguishment	-	-	39.0
Income (loss) from discontinued operations before provision (benefit) for income taxes	0.7	(11.2)	155.8
Provision (benefit) for income taxes	0.2	(2.5)	65.6
Income (loss) on sale of discontinued operation, net of taxes	-	(16.3)	118.6
Income (loss) from discontinued operations, net of taxes	$0.5	$(25.0)	$208.8

There was no discontinued operations income statement activity after the second quarter of 2019. The loss, net of taxes, of $25 million for the year ended December 31, 2018 was primarily due to the $16 million net loss on sale of the Financial Freedom business and operating expenses of $33 million. Income from the discontinued operations for the year ended December 31, 2017 was driven primarily by revenues on leased aircraft in the first quarter and the gain on sale of Commercial Air in April. The interest expense included amounts allocated to the businesses and on secured debt. Operating expenses included in discontinued operations consisted of direct expenses of the Commercial Air and Business Air businesses that were separate from ongoing CIT operations.

Condensed Combined Statement of Cash Flows (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Net cash flows (used in) provided by operations	$(4.4)	$7.2	$(5.0)
Net cash flows provided by investing activities	54.9	148.7	10,391.7

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — LOANS

Loans, excluding those reflected as discontinued operations, consist of the following. Unless otherwise noted, loans held for sale are not included. Prior period balances have been conformed to the current presentation.

Loans by Product (dollars in millions)

	December 31, 2019	December 31, 2018
Commercial loans	$22,765.1	$22,285.7
Financing leases and leveraged leases	2,254.4	2,489.4
Total commercial	25,019.5	24,775.1
Consumer loans	5,979.4	6,020.3
Total loans	$30,998.9	$30,795.4

The following table presents loans by segment, based on obligor location:

Loans (dollars in millions)

	December 31, 2019			December 31, 2018
	Domestic	Foreign	Total	Domestic	Foreign	Total
Commercial Banking	$22,866.0	$1,527.4	$24,393.4	$22,732.8	$1,530.6	$24,263.4
Consumer Banking(1)	6,605.5	-	6,605.5	6,532.0	-	6,532.0
Total	$29,471.5	$1,527.4	$30,998.9	$29,264.8	$1,530.6	$30,795.4
(1)

The Consumer Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration ("SBA") loans. These loans are excluded from the Consumer loan balances and included in the Commercial loan balances in product related tables in this note.

The following table presents selected components of the net investment in loans:

Components of Net Investment in Loans (dollars in millions)

	December 31,	December 31,
	2019	2018
Unearned income(1)	$(430.0)	$(778.8)
Unamortized premiums / (discounts)	30.0	20.6
Accretable yield on PCI loans	(745.4)	(903.8)
Net unamortized deferred costs and (fees)(1)	50.9	85.7

(1)    Balances at December 31, 2019 in the table above exclude finance leases and leveraged leases.  CIT adopted ASC 842, Leases on January 1, 2019 and finance leases and leveraged leases disclosure are presented in Note 5 – Leases.  Balances at December 31, 2018 in the table above includes both loans and finance leases.

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

•

Classified — a classified asset ranges from: (1) assets that exhibit a well-defined weakness and are inadequately protected by the current sound worth and paying capacity of the borrower and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to (2) assets with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Assets in this classification can be accruing or on non- accrual depending on the evaluation of these factors.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes commercial loans by the risk ratings that bank regulatory agencies utilize to classify credit exposure and which are consistent with indicators the Company monitors. The consumer loan risk profiles are different from commercial loans and use loan-to-value (“LTV”) ratios in rating the credit quality, and therefore are presented separately below.

Commercial Loans— Risk Rating by Class / Segment (dollars in millions)

Grade:	Pass	Special Mention	Classified- accrual	Classified- non-accrual	PCI Loans(2)	Total
December 31, 2019
Commercial Banking
Commercial Finance(1)	$12,601.1	$450.7	$614.3	$246.7	$—	$13,912.8
Real Estate Finance	5,007.0	341.0	6.3	0.4	27.8	5,382.5
Business Capital(1)	4,527.5	233.1	217.0	60.9	—	5,038.5
Rail	59.6	—	—	—	—	59.6
Total Commercial Banking	22,195.2	1,024.8	837.6	308.0	27.8	24,393.4
Consumer Banking
Consumer and Community Banking - Primarily SBA Loans	589.6	2.4	33.9	0.2	—	626.1
Total Consumer Banking	589.6	2.4	33.9	0.2	—	626.1
Total	$22,784.8	$1,027.2	$871.5	$308.2	$27.8	$25,019.5
December 31, 2018
Commercial Banking
Commercial Finance(1)	$11,744.4	$801.2	$1,212.0	$195.8	$4.7	$13,958.1
Real Estate Finance	4,977.4	162.3	225.6	2.2	32.2	5,399.7
Business Capital(1)	4,433.3	164.9	183.8	39.9	—	4,821.9
Rail	82.6	0.5	0.6	—	—	83.7
Total Commercial Banking	21,237.7	1,128.9	1,622.0	237.9	36.9	24,263.4
Consumer Banking
Consumer and Community Banking - Primarily SBA Loans	446.4	7.1	56.0	0.4	1.8	511.7
Total Consumer Banking	446.4	7.1	56.0	0.4	1.8	511.7
Total	$21,684.1	$1,136.0	$1,678.0	$238.3	$38.7	$24,775.1
(1)

In the fourth quarter of 2019, we modified our reporting at the business level.  Commercial Services and an equipment financing portfolio consisting mostly of leases were transferred from Business Capital to Commercial Finance. Prior period numbers have been conformed to the current period presentation.

(2)	Refer to the Loans Acquired with Deteriorated Credit Quality section of this note for further details on the PCI loans risk ratings.

The following table provides a summary of the consumer loan LTV distribution and the covered loans held for investment balances for single-family residential (“SFR”) mortgage loans. The average LTV for the Total Consumer Loans included below at December 31, 2019 and 2018, were 63% and 64%, respectively.

Consumer Loans LTV Distribution (dollars in millions)

	Covered Loans(2)		Non-covered Loans		Total Consumer
LTV Range	Non-PCI	PCI	Non-PCI	PCI	Loans
December 31, 2019
Greater than 125%	$—	$2.8	$5.2	$53.2	$61.2
101% – 125%	—	8.5	6.6	93.0	108.1
80% – 100%	0.3	48.1	183.4	239.3	471.1
Less than 80%	307.5	234.3	4,225.5	570.6	5,337.9
Not Applicable(1)	—	—	1.1	—	1.1
Total	$307.8	$293.7	$4,421.8	$956.1	$5,979.4

December 31, 2018
Greater than 125%	$1.3	$105.6	$4.9	$—	$111.8
101% – 125%	5.3	186.1	4.7	—	196.1
80% – 100%	27.3	446.8	220.3	—	694.4
Less than 80%	1,068.5	916.0	3,032.6	—	5,017.1
Not Applicable(1)	—	—	0.9	—	0.9
Total	$1,102.4	$1,654.5	$3,263.4	$—	$6,020.3
(1)	Certain Consumer Loans do not have LTV's.
(2)

The decrease in the covered loans at December 31, 2019 compared to December 31, 2018 was due to the expiration of the IndyMac LSA in March 2019. The remaining covered loans will be reduced to zero in the first quarter of 2020 as the First Federal LSA expired at the end of December 2019 and the La Jolla LSA expires in the first quarter of 2020.

The SFR amounts represent the carrying value, which differ from unpaid principal balances, and include the premiums or discounts and the accretable yield and non-accretable difference for PCI loans recorded in purchase accounting. Certain consumer SFR loans are “covered loans” for which the Company can be reimbursed for a portion of certain future losses. Covered loans relate to loans acquired from the OneWest Bank acquisition with indemnifications provided by the FDIC under LSAs for certain future losses.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The LSAs with the FDIC relate to the FDIC-assisted transactions of IndyMac in March 2009, First Federal in December 2009 and La Jolla Bank in February 2010. The indemnification period for IndyMac ended in March 2019. Post March 2019, the covered loans are limited to First Federal and La Jolla with the indemnification period ending in December 2019 and February 2020, respectively. No indemnification asset was recognized in connection with First Federal and La Jolla. The Company separately recognizes a net receivable (recorded in other assets) for the claim submissions filed with the FDIC.

At December 31, 2019, the indemnification asset is zero, as compared to $10.8 million at December 31, 2018 and there was a net receivable from the FDIC of zero and $6.4 million, respectively. Apart from the loss share reimbursements from the FDIC, the decline in the indemnification asset during 2018 reflects the reduction in the indemnification receivable from the FDIC related to covered servicer-related obligations for reverse mortgages from $29 million to zero, an impairment charge of $21 million and amortization of $40 million.

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

As of December 31, 2019, there was no remaining amount of negative amortization contractually permitted on consumer loans with terms that permitted negative amortization.

Past Due and Non-accrual Loans

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Loans - Delinquency Status (dollars in millions)
	Past Due			Total
	30-59	60-89	90 or more	Past Due	Current	PCI Loans (2)	Total
December 31, 2019
Commercial Banking
Commercial Finance (1)	$58.7	$27.8	$49.0	$135.5	$13,777.3	$—	$13,912.8
Real Estate Finance	0.6	46.6	—	47.2	5,307.5	27.8	5,382.5
Business Capital (1)	113.8	35.0	22.0	170.8	4,867.7	—	5,038.5
Rail	—	—	—	—	59.6	—	59.6
Total Commercial Banking	173.1	109.4	71.0	353.5	24,012.1	27.8	24,393.4
Consumer Banking
Legacy Consumer Mortgage	15.5	3.3	17.7	36.5	795.2	1,249.8	2,081.5
Consumer and Community Banking	16.4	3.3	7.6	27.3	4,496.7	—	4,524.0
Total Consumer Banking	31.9	6.6	25.3	63.8	5,291.9	1,249.8	6,605.5
Total	$205.0	$116.0	$96.3	$417.3	$29,304.0	$1,277.6	$30,998.9
December 31, 2018
Commercial Banking
Commercial Finance (1)	$55.6	$0.4	$72.8	$128.8	$13,824.6	$4.7	$13,958.1
Real Estate Finance	8.9	12.0	5.1	26.0	5,341.5	32.2	5,399.7
Business Capital (1)	91.1	35.0	15.0	141.1	4,680.8	—	4,821.9
Rail	2.8	0.9	1.5	5.2	78.5	—	83.7
Total Commercial Banking	158.4	48.3	94.4	301.1	23,925.4	36.9	24,263.4
Consumer Banking
Legacy Consumer Mortgage	25.9	5.9	37.6	69.4	1,063.6	1,654.5	2,787.5
Consumer and Community Banking	25.3	3.0	2.1	30.4	3,712.3	1.8	3,744.5
Total Consumer Banking	51.2	8.9	39.7	99.8	4,775.9	1,656.3	6,532.0
Total	$209.6	$57.2	$134.1	$400.9	$28,701.3	$1,693.2	$30,795.4
(1)

In the fourth quarter of 2019, we modified our reporting at the business level. Commercial Services and an equipment financing portfolio consisting mostly of leases were transferred from Business Capital to Commercial Finance. Prior period numbers have been conformed to the current period presentation.

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

Certain loans 90 days or more past due as to interest or principal are still accruing, because they are well-secured and in the process of collection.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth non-accrual loans, assets received in satisfaction of loans (OREO and repossessed assets) and loans 90 days or more past due and still accruing.

Loans on Non-Accrual Status (dollars in millions)(1)

	December 31, 2019			December 31, 2018
	Held for Investment	Held for Sale	Total	Held for Investment	Held for Sale	Total
Commercial Banking
Commercial Finance(2)	$246.7	$—	$246.7	$195.8	$—	$195.8
Business Capital(2)	60.9	—	60.9	39.9	—	39.9
Real Estate Finance	0.4	—	0.4	2.2	—	2.2
Total Commercial Banking	308.0	—	308.0	237.9	—	237.9
Consumer Banking
Consumer and Community Banking	4.0	—	4.0	6.1	—	6.1
Legacy Consumer Mortgages	13.3	1.0	14.3	32.2	—	32.2
Total Consumer Banking	17.3	1.0	18.3	38.3	—	38.3
Corporate(2)	—	—	—	—	6.1	6.1
Total	$325.3	$1.0	$326.3	$276.2	$6.1	$282.3
Repossessed assets and OREO			20.1			33.0
Total non-performing assets			$346.4			$315.3
Commercial loans past due 90 days or more accruing			$25.6			$21.9
Consumer loans past due 90 days or more accruing			11.3			13.7
Total accruing loans past due 90 days or more			$36.9			$35.6
(1)

Factored receivables within our Commercial Finance division do not accrue interest and therefore are not considered within non-accrual loan balances; however factored receivables are considered for credit provisioning purposes. Loans that are 90 or more days past due guaranteed by government agencies are not placed on nonaccrual status.

(2)

In the fourth quarter of 2019, we modified our reporting at the business level.  Commercial Services and an equipment financing portfolio consisting mostly of leases were transferred from Business Capital to Commercial Finance. Additionally, the former segment NSP is now reported in Corporate. Prior period numbers have been conformed to the current period presentation.

Payments received on non-accrual loans are generally applied first against outstanding principal, though in certain instances where the remaining recorded investment is deemed fully collectible, interest income is recognized on a cash basis.

The table below summarizes the residential mortgage loans in the process of foreclosure and OREO:

Loans in Process of Foreclosure and OREO(1) (dollars in millions)

	2019	2018
PCI	$25.4	$122.6
Non-PCI	13.5	24.1
Loans in process of foreclosure	$38.9	$146.7
OREO	$17.7	$32.0

(1) The decrease from December 31, 2018 was due to the sale of the non-performing loans and REOs in the LCM portfolio in 2019.

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

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans (dollars in millions)

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(2)
December 31, 2019
With no related allowance recorded:
Commercial Banking
Commercial Finance(3)	$46.5	$69.0	$—	$68.0
Business Capital(3)	4.8	5.5	—	6.0
Real Estate Finance	—	—	—	1.6
Consumer Banking
Consumer and Community Banking	4.0	4.0	—	4.9
LCM	20.6	22.4	—	24.7
With an allowance recorded:
Commercial Banking
Commercial Finance(3)	223.9	267.3	86.0	166.6
Business Capital(3)	19.4	19.4	10.0	11.6
Real Estate Finance	—	—	—	0.8
Consumer Banking
Consumer and Community Banking	0.1	0.2	—	—
LCM	1.4	1.4	0.2	0.4
Total Impaired Loans(1)	320.7	389.2	96.2	284.6
Total Loans Impaired at Acquisition Date	1,277.6	1,936.1	17.4	1,504.4
Total	$1,598.3	$2,325.3	$113.6	$1,789.0
December 31, 2018
With no related allowance recorded:
Commercial Banking
Commercial Finance(3)	$89.4	$112.1	$—	$70.7
Business Capital(3)	7.1	9.5	—	9.4
Real Estate Finance	2.3	2.3	—	1.4
Consumer Banking
Consumer and Community Banking	4.4	4.4	—	1.8
LCM	31.5	34.8	—	26.4
With an allowance recorded:
Commercial Banking
Commercial Finance(3)	109.2	128.2	46.4	107.8
Business Capital(3)	3.8	3.8	1.0	1.9
Real Estate Finance	—	—	—	0.5
Consumer Banking
Consumer and Community Banking	—	—	—	0.1
Total Impaired Loans(1)	247.7	295.1	47.4	220.0
Total Loans Impaired at Acquisition Date	1,693.2	2,489.9	18.4	1,829.2
Total	$1,940.9	$2,785.0	$65.8	$2,049.2
(1)

Interest income recorded for the year ended December 31, 2019 while the loans were impaired was approximately $2.1 million, of which none was recognized using the cash-basis method of accounting. Interest income recorded for the year ended December 31, 2018 while the loans were impaired was $1.0 million, of which none was recognized using the cash-basis method of accounting.

(2)	Average recorded investment for the years ended December 31, 2019 and December 31, 2018.
(3)

In the fourth quarter of 2019, we modified our reporting at the business level.  Commercial Services and an equipment financing portfolio consisting mostly of leases were transferred from Business Capital to Commercial Finance. Prior period numbers have been conformed to the current period presentation.

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

CIT ANNUAL REPORT 2019

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

Purchased Credit Impaired Loans (dollars in millions)

December 31, 2019	Carrying Value	Unpaid Principal Balance	Allowance for Loan Losses
Commercial Banking
Real Estate Finance	$27.8	$30.4	$9.8
Consumer Banking
Legacy Consumer Mortgages	1,249.8	1,905.7	7.6
	$1,277.6	$1,936.1	$17.4
December 31, 2018
Commercial Banking
Commercial Finance	$4.7	$9.0	$0.4
Real Estate Finance	32.2	37.7	8.8
Consumer Banking
Consumer and Community Banking	1.8	2.3	—
Legacy Consumer Mortgages	1,654.5	2,440.9	9.2
	$1,693.2	$2,489.9	$18.4

The following table summarizes the carrying value of commercial PCI loans, which are monitored for credit quality based on internal risk classifications. See previous table Consumer Loan LTV Distribution for credit quality metrics on consumer PCI loans.

Carrying Value of Commercial PCI Loans (dollars in millions)

	December 31, 2019			December 31, 2018
	Non- criticized	Criticized	Total	Non- criticized	Criticized	Total
Commercial Finance	$—	$—	$—	$—	$4.7	$4.7
Real Estate Finance	20.7	7.1	27.8	14.6	17.6	32.2
Total	$20.7	$7.1	$27.8	$14.6	$22.3	$36.9

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

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in the accretable yield for PCI loans are summarized below.

Change in Accretable Yield (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Balance, beginning of period	$903.8	$1,063.7	$1,261.4
Accretion into interest income	(146.9)	(167.5)	(204.6)
Reclassification from non-accretable difference	19.2	17.8	38.5
Disposals and Other	(30.7)	(10.2)	(31.6)
Balance, end of period	$745.4	$903.8	$1,063.7

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

•

Issuance or other granting of an equity interest by the debtor to the creditor as partial repayment of the debt, unless the equity interest is granted pursuant to existing terms for converting the debt into an equity interest.

•	Modification of the terms of a debt, such as one or a combination of the following:
o	Reduction (absolute or contingent) of the stated interest rate for the remaining original life of the debt,
o	Reduction (absolute or contingent) of the face amount or maturity extension of the debt,
o	Reduction (absolute or contingent) of accrued interest, or
o	Deferral of payments.

Modified loans that meet the definition of a TDR are subject to the Company's impaired loan policy.

The following table presents the recorded investment of TDRs, excluding those within a trial modification period of $5.5 million, $4.2 million and $12.5 million as of December 31, 2019, 2018 and 2017:

TDRs (dollars in millions)

	December 31, 2019		December 31, 2018		December 31, 2017
	Recorded Investment	% Total TDR	Recorded Investment	% Total TDR	Recorded Investment	% Total TDR
Commercial Banking	$129.5	87%	$70.4	80%	$86.2	84%
Consumer Banking	19.3	13%	17.2	20%	16.9	16%
Total	$148.8	100%	$87.6	100%	$103.1	100%
Percent non-accrual	71%		79%		63%

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Modifications (dollars in millions)

	Years Ended
	2019	2018	2017
Recorded investment related to modifications qualifying as TDRs that occurred during the years	$89.9	$69.0	$92.5
Recorded investment at the time of default of TDRs that experienced a payment default (payment default is one missed payment) during the years and for which the payment default occurred within one year of the modification	$23.2	$21.8	$41.1

There were $23.6 million and $6.1 million as of December 31, 2019 and December 31, 2018, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is presented below. Although the focus is on the December 31, 2019 amounts, the overall nature and impact of modification programs were comparable in the prior year.

Modifications qualifying as TDRs based upon recorded investment at December 31, 2019 were comprised of payment deferrals (52%) and covenant relief and/or other (48%).  At December 31, 2018, TDR recorded investment was comprised of payment deferrals (51%) and covenant relief and/or other (49%).

•

Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods.

•

Interest rate reductions result in lower amounts of interest being charged to the customer but are a relatively small part of the Company’s restructuring programs. The weighted average change in interest rates for all TDRs occurring during the years ended December 31, 2019 and 2018 was not significant.

•

Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during years ended December 31, 2019 and 2018 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs.

•

The other elements of the Company’s modification programs that are not TDRs, do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — ALLOWANCE FOR LOAN LOSSES

The Company maintains an ALLL for estimated credit losses in its HFI loan portfolio. See Note 1 – Business and Summary of Significant Accounting Policies for the Company's methodology for recording the ALLL.

Allowance for Loan Losses and Recorded Investment in Loans (dollars in millions)

	Commercial Banking	Consumer Banking	Total
Year Ended December 31, 2019
Balance - beginning of period	$460.2	$29.5	$489.7
Provision (benefit) for credit losses	117.3	(6.5)	110.8
Other(1)	5.0	(0.6)	4.4
Gross charge-offs	(151.2)	(2.7)	(153.9)
Recoveries	29.1	2.5	31.6
Balance - end of period	$460.4	$22.2	$482.6
Allowance Balance at December 31, 2019
Loans individually evaluated for impairment	$96.0	$0.2	$96.2
Loans collectively evaluated for impairment	354.6	14.4	369.0
Loans acquired with deteriorated credit quality(2)	9.8	7.6	17.4
Allowance for loan losses	460.4	22.2	482.6
Other reserves(1)	$36.4	$0.7	$37.1
Loans at December 31, 2019
Loans individually evaluated for impairment	$294.6	$26.1	$320.7
Loans collectively evaluated for impairment	24,071.0	5,329.6	29,400.6
Loans acquired with deteriorated credit quality(2)	27.8	1,249.8	1,277.6
Ending balance	$24,393.4	$6,605.5	$30,998.9
Percent of loans to total loans	78.7%	21.3%	100.0%
Year Ended December 31, 2018
Balance - beginning of period	$402.2	$28.9	$431.1
Provision for credit losses	167.1	3.9	171.0
Other(1)	3.0	-	3.0
Gross charge-offs	(138.7)	(4.1)	(142.8)
Recoveries	26.6	0.8	27.4
Balance - end of period	$460.2	$29.5	$489.7
Allowance Balance at December 31, 2018
Loans individually evaluated for impairment	$47.4	$-	$47.4
Loans collectively evaluated for impairment	403.6	20.3	423.9
Loans acquired with deteriorated credit quality(2)	9.2	9.2	18.4
Allowance for loan losses	460.2	29.5	489.7
Other reserves(1)	$41.4	$0.1	$41.5
Loans at December 31, 2018
Loans individually evaluated for impairment	$211.8	$35.9	$247.7
Loans collectively evaluated for impairment	24,014.7	4,839.8	28,854.5
Loans acquired with deteriorated credit quality(2)	36.9	1,656.3	1,693.2
Ending balance	$24,263.4	$6,532.0	$30,795.4
Percent of loans to total loans	78.8%	21.2%	100.0%
(1)

“Other” includes allowance for loan losses associated with unfunded commitments.  “Other reserves” represents credit loss reserves for unfunded lending commitments and deferred purchase agreements, which are recorded in Other liabilities.

(2)	Represents PCI loans acquired from the OneWest transaction

NOTE 5 — LEASES

Lessee

CIT leases primarily include office space and bank branches; and substantially all of our lease liabilities relate to United States real estate leases under operating lease arrangements. Our lessee finance leases are not significant. Our real estate leases have remaining lease terms of up to 14 years. Our lease terms may include options to extend or terminate the lease. The options are included in the lease term when it is determined that it is reasonably certain the option will be exercised.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present supplemental balance sheet and cash flow information related to operating leases. ROU assets are included in Other assets and lease liabilities are included in Other liabilities.

Supplemental Lease Balance Sheet Information (dollars in millions)

December 31, 2019
ROU assets	$194.9
Lease liabilities	242.6
Weighted-average remaining lease terms	9 Years
Weighted-average discount rate	4.77%

Supplemental Cash Flow Information (dollars in millions):

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$45.8
ROU assets obtained in exchange for new lease liabilities	$18.0

The following table presents maturities of lease liabilities:

Maturity of Lease Liabilities (dollars in millions)

Years Ended December 31,
2020	$47.1
2021	35.0
2022	28.4
2023	28.0
2024	27.7
Thereafter	143.0
Total undiscounted lease payments	309.2
Difference between undiscounted cash flows and discounted cash flows	(66.6)
Lease liabilities, at present value	$242.6

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

The following table presents components of operating lease expense, which are included in operating expenses:

Components of Operating Lease Expense (dollars in millions)

Year Ended
December 31,
2019
Operating lease cost(1)	$43.1
Variable lease cost	10.6
Sublease income	(14.9)
Total operating lease expense	$38.8

(1)     Includes short-term lease cost which is immaterial.

The components of lease expense are recorded in Operating expenses. Variable lease cost includes common area maintenance, property taxes, and other operating expenses related to leased premises. Sublease income results from leasing excess building space that CIT is no longer utilizing under operating leases which have remaining lease terms of up to 2 years.

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

The following table provides the net book value of operating lease equipment (net of accumulated depreciation of $1.4 billion at December 31, 2019 and $1.2 billion at December 31, 2018), by equipment type.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Lease Equipment (dollars in millions)

	December 31,	December 31,
	2019	2018
Railcars and locomotives	$6,706.0	$6,420.7
Other equipment	613.7	549.9
Total(1)	$7,319.7	$6,970.6

(1)     Includes off-lease Rail equipment of $519.1 million and $380.4 million at December 31, 2019 and December 31, 2018, respectively.

The following table presents components of finance lease net investment on a discounted basis at December 31, 2019:

Components of Net Investment in Finance Leases (dollars in millions)

December 31,
2019
Lease receivables	$1,905.3
Unguaranteed residual assets	309.4
Total net investment in finance leases	2,214.7
Leveraged lease net investment(1)	39.7
Total	$2,254.4

(1)     Leveraged leases are reported net of $56.4 million of non-recourse debt. Our leveraged lease arrangements commenced before the ASC 842 effective date and continue to be reported under the leveraged lease accounting model.  ASC 842 eliminated leveraged lease accounting for new leases and for existing leases modified on or after the standard’s effective date.

The table that follows presents lease income related to the Company’s operating and finance leases:

Lease Income (dollars in millions)

Year Ended
December 31,
2019
Lease income – Operating leases	$800.8
Variable lease income – Operating leases (1)	56.9
Rental income on operating leases	857.7
Interest income - Sales type and direct financing leases	194.0
Variable lease income included in Other non-interest income (2)	46.0
Leveraged lease income	8.8
Total lease income	$1,106.5

(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.

(2)     Includes leased equipment property tax reimbursements due from customers of $22.2 million for the year ended December 31, 2019 and revenue related to insurance coverage on Business Capital leased equipment of $23.8 million for the year ended December 31, 2019.

The following tables present lease payments due on non-cancellable operating leases and lease receivables due on finance leases at December 31, 2019. Excluded from these tables are variable lease payments, including rentals calculated based on asset usage levels, rentals from future renewal and re-leasing activity, and expected sales proceeds from remarketing equipment at lease expiration, all of which are components of lease profitability.

Maturity Analysis of Operating Lease Payments (dollars in millions)

Years Ended December 31,
2020	$644.5
2021	478.1
2022	325.1
2023	193.7
2024	102.8
Thereafter	69.3
Total	$1,813.5

Maturity Analysis of Lease Receivables - Sales Type and Direct Financing Leases (dollars in millions)

Years Ended December 31,
2020	$832.2
2021	605.3
2022	383.4
2023	209.4
2024	76.6
Thereafter	31.4
Total undiscounted cash flows	2,138.3
Difference between undiscounted cash flows and discounted cash flows	233.0
Lease receivables, at present value	$1,905.3

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — INVESTMENT SECURITIES

Investments include debt and equity securities.

Investment Securities (dollars in millions)

	December 31,	December 31,
	2019	2018
AFS Securities
Debt securities	$6,011.8	$5,931.3
Securities carried at FV with changes in net income
Equity securities	47.2	44.6
Non-marketable securities(1)	217.8	257.9
Total investment securities	$6,276.8	$6,233.8
(1)

Non-marketable investments include restricted stock of the FRB and FHLB carried at cost of $187.9 million at December 31, 2019 and $242.5 million at December 31, 2018. The remaining non-marketable investments without readily determinable fair values measured under the measurement exception totaled $29.9 million at December 31, 2019 and $15.4 million at December 31, 2018.

Realized investment gains totaled $4.8 million, $16.5 million and $30.0 million for the years ended December 31, 2019, 2018 and 2017, respectively, and exclude losses from OTTI.

The Company had $1.7 billion and $1.6 billion of interest-bearing cash at banks at December 31, 2019 and December 31, 2018, respectively, which are cash and cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on investments and interest-bearing cash:

Interest and Dividend Income (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Interest income – debt securities(1)	$187.9	$163.1	$128.9
Interest income – interest-bearing cash	37.1	42.3	57.7
Dividends – equity securities	8.5	13.2	10.9
Total interest and dividends	$233.5	$218.6	$197.5
(1)	Includes interest income on securities purchased under agreement to resell

The following table presents amortized cost and fair value of securities AFS.

Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency – Residential	$4,766.4	$24.1	$(16.7)	4,773.8
U.S. government/sponsored agency – Commercial	554.5	12.1	(1.8)	564.8
U.S. government/sponsored agency obligations	449.4	—	(5.4)	444.0
U.S. Treasury securities	11.2	0.1	—	11.3
Supranational securities	149.8	—	—	149.8
State & municipal bonds	1.0	—	—	1.0
Corporate bonds – foreign	65.9	1.2	—	67.1
Total debt securities AFS	$5,998.2	$37.5	$(23.9)	$6,011.8

December 31, 2018
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency – Residential	$5,341.2	$6.7	$(122.7)	$5,225.2
U.S. government/sponsored agency – Commercial	291.8	3.2	(0.4)	294.6
U.S. government/sponsored agency obligations	34.9	—	(0.4)	34.5
U.S. Treasury securities	253.9	—	(2.4)	251.5
Supranational securities	50.0	—	(0.6)	49.4
State & municipal bonds	10.9	—	(0.7)	10.2
Corporate bonds – foreign	65.8	0.1	—	65.9
Total debt securities AFS	$6,048.5	$10.0	$(127.2)	$5,931.3

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the debt securities AFS by contractual maturity dates:

Maturities - Debt Securities AFS (dollars in millions)

	December 31, 2019
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government/sponsored agency – Residential
After 5 through 10 years	$0.1	$0.1	7.10%
Due after 10 years	4,766.3	4,773.7	2.63%
Total	4,766.4	4,773.8	2.63%
Mortgage-backed securities — U.S. government/sponsored agency – Commercial
After 1 through 5 years	12.1	12.3	3.11%
After 5 through 10 years	458.8	470.1	2.79%
Due after 10 years	83.6	82.4	2.25%
Total	554.5	564.8	2.71%
U.S. government/sponsored agency obligations
After 1 through 5 years	24.9	24.9	2.43%
After 5 through 10 years	154.2	152.6	2.70%
Due after 10 years	270.3	266.5	2.82%
Total	449.4	444.0	2.75%
U.S. Treasury securities
Due in 1 year or less	9.0	9.0	1.99%
After 1 through 5 years	0.2	0.2	1.63%
After 5 through 10 years	2.0	2.1	2.60%
Total	11.2	11.3	2.09%
Supranational securities
Due in 1 year or less	149.8	149.8	1.56%
Total	149.8	149.8	1.56%
State & municipal bonds
Due after 10 years	1.0	1.0	2.26%
Total	1.0	1.0	2.26%
Corporate bonds — foreign
Due in 1 year or less	65.9	67.1	6.09%
Total	65.9	67.1	6.09%
Total debt securities AFS	$5,998.2	$6,011.8	2.66%

At December 31, 2019 and December 31, 2018, certain securities AFS were in unrealized loss positions. The following tables summarize by investment category the gross unrealized losses, respective fair value and length of time that those securities have been in a continuous unrealized loss position.

Gross Unrealized Loss (dollars in millions)

	December 31, 2019
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency – Residential	$1,396.5	$(4.6)	$861.3	$(12.1)
U.S. government/sponsored agency – Commercial	282.7	(1.7)	17.6	(0.1)
U.S. government/sponsored agency obligations	398.9	(5.4)	—	—
Total debt securities AFS	$2,078.1	$(11.7)	$878.9	$(12.2)

	December 31, 2018
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency – Residential	$582.1	$(7.4)	$3,842.7	$(115.3)
U.S. government/sponsored agency – Commercial	102.6	(0.4)	—	—
U.S. government/sponsored agency obligations	—	—	24.6	(0.4)
U.S. Treasury securities	247.5	(2.4)	—	—
State & municipal bonds	—	—	8.1	(0.7)
Supranational securities	—	—	49.4	(0.6)
Total debt securities AFS	$932.2	$(10.2)	$3,924.8	$(117.0)

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased Credit-Impaired AFS Securities

As of December 31, 2019 and December 31, 2018, there was no balance in PCI securities. For the years ended December 31, 2018 and December 31, 2017, the accretable yield on PCI securities had a beginning balance of $101.7 million and $165.0 million, respectively. Adjustments to accretable yield primarily included accretion into interest income of $7.8 million and $23.4 million and disposals of $93.0 million and $40.1 million for the years ended December 31, 2018 and December 31, 2017, respectively.

Securities Carried at Fair Value with Changes Recorded in Net Income

As of December 31, 2019, equity securities were carried at a fair value of $47.2 million with an amortized cost of $48.2 million and unrealized losses of $1.0 million. As of December 31, 2018, the fair value and amortized cost of equity securities were $44.6 million and $46.9 million, respectively, and unrealized losses were $2.3 million.

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

There were no OTTI losses recognized for the year ended December 31, 2019. There were insignificant OTTI losses for the year ended December 31, 2018 and the Company recognized OTTI losses of $1.1 million for the year ended December 31, 2017.

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

NOTE 7 — OTHER ASSETS

The following table presents the components of other assets.

Other Assets (dollars in millions)

	December 31,	December 31,
	2019	2018
Tax credit investments(1) and investments in unconsolidated subsidiaries	$365.6	$313.9
Right of use assets	194.9	-
Fair value of derivative financial instruments	190.7	119.9
Property, furniture and fixtures	160.0	160.0
Counterparty receivables	126.5	57.0
Intangible assets, net	66.0	89.2
Current and deferred federal and state tax assets	55.6	137.0
Other(2)	479.9	432.5
Total other assets	$1,639.2	$1,309.5
(1)

Included in this balance are LIHTC of $263.3 million and $217.7 million as of December 31, 2019 and December 31, 2018, respectively, that provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. Refer to Note 1 – Business and Summary of Significant Accounting Policy for additional information. During 2019, 2018 and 2017, the Company recognized total tax benefits of $35.5 million, $34.2 million and $29.6 million, respectively, which included tax credits of $28.0 million, $27.0 million, and $22.6 million recorded in income taxes. During 2019, 2018 and 2017, the Company recorded $29.8 million, $29.1 million and $50.8 million, respectively, in tax provisions under the proportional amortization method. The Company is periodically required to provide additional financial support during the investment period. The Company’s liability for these unfunded commitments are included in Note 12 – Other Liabilities. See also Note 9 – Variable Interest Entities.

(2)	“Other” includes executive retirement plan and deferred compensation, prepaid expenses, accrued interest and dividends, servicing advances, OREO and other miscellaneous assets.

NOTE 8 — DEPOSITS

The following table provides detail on deposit types.

Deposits — Deposit types (dollars in millions)

	December 31,	December 31,
	2019	2018
Interest-bearing	$33,546.4	$29,553.8
Non-interest bearing	1,593.1	1,685.7
Total deposits	$35,139.5	$31,239.5

The following table presents the maturities of time deposits.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deposits —Maturities (dollars in millions)

December 31,
Time deposits, remaining contractual maturity:	2019
Within one year	7,671.8
One to two years	2,028.9
Two to three years	322.5
Three to four years	348.5
Four to five years	628.6
Over five years	168.0
Total Time deposits	$11,168.3

The following table presents the maturity profile of time deposits with a denomination of $100,000 or more.

Time Deposits $100,000 or More (dollars in millions)

December 31,
2019
Time Deposits:
Three months or less	$1,658.5
After three months through six months	1,528.0
After six months through twelve months	2,655.7
After twelve months	3,060.1
Total	$8,902.3

The Company also had aggregate time deposits of $4,705.6 million and $5,647.2 million in denominations that met or exceeded the FDIC current insurance limit of $250,000 at December 31, 2019 and 2018, respectively.

NOTE 9 — VARIABLE INTEREST ENTITIES

Variable Interest Entities

Described below are the results of the Company’s assessment of its variable interests in order to determine its current status with regards to being the VIE PB. See Note 1 — Business and Summary of Significant Accounting Policies for additional information on accounting for VIEs.

Consolidated VIEs

At December 31, 2019 and 2018, there were no consolidated VIEs.

Unconsolidated VIEs

Unconsolidated VIEs include agency and non-agency securitization structures, limited partnership interests and joint ventures where the Company’s involvement is limited to an investor interest and the Company does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance or obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

In connection with the sale of Financial Freedom in 2018, CIT transferred the economic benefit and risk of the HECM loans and the GNMA HMBS securitizations to the buyer, but continued to act as master servicer. At December 31, 2018, these were VIEs for which CIT was not the PB and which were reported in discontinued operations. At December 31, 2019, there were no VIEs in Discontinued Operations as CIT transferred the servicer obligation to a third party upon receiving the GNMA consent. See Note 2 — Discontinued Operations.

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

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unconsolidated VIEs Carrying Value (dollars in millions)

	December 31, 2019		December 31, 2018
	Securities	Partnership Investment	Securities	Partnership Investment
Agency securities	$5,338.6	$—	$5,519.9	$—
Tax credit equity investments	—	277.1	—	233.4
Equity investments	—	84.0	—	73.5
Total Assets	$5,338.6	$361.1	$5,519.9	$306.9
Commitments to tax credit investments(1)	$—	$120.1	$—	$97.8
Total Liabilities	$—	$120.1	$—	$97.8
Maximum loss exposure(2)	$5,338.6	$361.1	$5,519.9	$306.9
(1)

Represents commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand and are recorded in Other liabilities.

(2)	Maximum loss exposure to the unconsolidated VIEs excludes the liability for representations and warranties and for corporate guarantees, and also excludes servicing advances.

NOTE 10 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	December 31, 2019			December 31, 2018
	CIT Group Inc.	Subsidiaries	Total	Total
Unsecured borrowings:
Senior	$3,421.9	$546.0	$3,967.9	$3,413.0
Subordinated notes	494.4	-	494.4	395.4
Secured borrowings:
FHLB advances	-	1,650.0	1,650.0	3,600.0
Other secured and structured financings	-	361.1	361.1	710.4
Total borrowings	$3,916.3	$2,557.1	$6,473.4	$8,118.8

The following table summarizes contractual maturities of borrowings outstanding, which excludes PAA discounts, original issue discounts and FSA discounts.

Contractual Maturities – Borrowings as of December 31, 2019 (dollars in millions)

	Total	2020	2021	2022	2023	Thereafter
Senior Unsecured notes	$3,998.4	$—	$500.0	$1,147.0	$750.0	$1,601.4
Subordinated unsecured notes	500.0	—	—	—	—	500.0
FHLB advances	1,650.0	—	1,650.0	—	—	—
Other secured and structured financings	364.3	14.3	350.0	—	—	—
Total Long-term borrowings	$6,512.7	$14.3	$2,500.0	$1,147.0	$750.0	$2,101.4

Unsecured Borrowings

Revolving Credit Facility

The Revolving Credit Facility had a total commitment amount of $400 million at December 31, 2019, which was reduced from a total commitment amount of $500 million at December 31, 2018. The applicable margin charged under the facility is 2.00% for LIBOR Rate loans and 1.00% for Base Rate loans. The final maturity date of the lenders’ commitments is March 1, 2021.

The Revolving Credit Facility includes a covenant that requires that the Company maintain a minimum Tier 1 capital ratio of 9.0%.  As of December 31, 2019, the Revolving Credit Facility was unsecured and was guaranteed by three of the Company’s domestic operating subsidiaries. In addition, the applicable required minimum guarantor asset coverage ratio ranged from 1.0:1.0 to 1.5:1.0, and was 1.25:1.00 at December 31, 2019.

The Revolving Credit Facility may be drawn, prepaid and redrawn at the option of CIT. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty. The $400 million total commitment amount consisted of a $300 million revolving loan tranche and a $100 million revolving loan tranche that can also be utilized for issuance of letters of credit. At December 31, 2019, approximately $41 million was utilized for CIT’s issuance of letters of credit.

Senior Unsecured Notes

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

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents maturity dates of senior unsecured notes by tranches.

Senior Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
March 2021	4.125%	March 2018	$500.0
August 2022	5.000%	August 2012	1,147.0
August 2023	5.000%	August 2013	750.0
February 2024	4.750%	August 2018	500.0
March 2025	5.250%	March 2018	500.0
September 2025	2.969%	September 2019	550.0
Weighted average rate and total	4.606%		$3,947.0

In addition to the notes shown in the above table, there is an unsecured note outstanding with a 6.0% coupon and a carrying value of $39.8 million (par value of $51 million) that matures in 2036.

The structured financings and unsecured debt redemptions resulted in debt extinguishment losses of $0.5 million, $38.6 million and $220.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Subordinated Unsecured Notes

In November 2019, CIT issued $100 million aggregate principal amount of 4.125% subordinated notes with a maturity date of November 13, 2029. In March 2018, CIT issued $400 million aggregate principal amount of 6.125% subordinated notes with a maturity date of March 9, 2028. The notes are subordinated in right of payment to the payment of CIT’s senior indebtedness and secured indebtedness.

Secured Borrowings

At December 31, 2019, the Company had pledged $11.3 billion of assets (including collateral for the FRB discount window that is currently not drawn). Effective April 5, 2019, the FHLB released its blanket lien covering approximately $18.9 billion (book value) of CIT Bank assets. At December 31, 2019, the collateral specifically identified and used to calculate available borrowings was $11.3 billion, which included $11.2 billion of loans and $0.1 billion of cash and cash equivalents. Under the FHLB Facility, CIT Bank, N.A. may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that CIT Bank, N.A. is in compliance with the collateral maintenance requirement immediately following such disposition and all other requirements of the facility at the time of such disposition.

FHLB Advances

As a member of the FHLB of San Francisco, CIT Bank N.A. can access financing based on an evaluation of its creditworthiness, statement of financial position, size and eligibility of collateral. The interest rates charged by the FHLB for advances typically vary depending upon maturity, the cost of funds of the FHLB, and the collateral provided for the borrowing. Advances are secured by certain Bank assets and bear either a fixed or floating interest rate. The FHLB advances are collateralized by a variety of consumer and commercial loans, including SFR mortgage loans, multi-family mortgage loans, commercial real estate loans, certain foreclosed properties and certain amounts receivable under the IndyMac LSA with the FDIC, which expired in March 2019.

As of December 31, 2019, the Company had $6.4 billion of financing capacity with the FHLB, of which $4.7 billion was unused and available. FHLB Advances as of December 31, 2019 have a weighted average rate of 2.04%. The following table includes the total outstanding FHLB Advances, and respective pledged assets.

FHLB Advances with Pledged Assets(1) Summary (dollars in millions)

	December 31, 2019		December 31, 2018
	FHLB Advances	Pledged Assets	FHLB Advances	Pledged Assets
Total	$1,650.0	$6,987.6	$3,600.0	$6,712.4
(1)	For purposes of this table the term "Pledged Assets" means the assets required under the collateral maintenance requirement in connection with FHLB advances at each of the dates.

Other Secured and Structured Financings

Set forth in the following table are borrowings and pledged assets related to secured (other than FHLB) and structured financings of CIT-owned subsidiaries. The secured and structured financings as of December 31, 2019 had a weighted average rate of 3.03%, with rates ranging from 3.01% to 3.58%.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Secured and Structured Financings and Pledged Assets Summary (dollars in millions)

	December 31, 2019		December 31, 2018
	Secured Borrowing	Pledged Assets	Secured Borrowing	Pledged Assets
Commercial Finance	$346.8	$2,188.5	$695.3	$2,833.7
Rail	14.3	17.4	15.1	17.8
Total	$361.1	$2,205.9	$710.4	$2,851.5

Not included in the above table are secured borrowings of discontinued operations of $195.0 million at December 31, 2018. See Note 2 — Discontinued Operations.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight borrowings. The borrowing capacity is determined by the FRB based on the collateral pledged.

There were no outstanding borrowings with the FRB Discount Window as of December 31, 2019 and December 31, 2018.

NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS

As part of managing exposure to interest rate and foreign currency risk, the Company enters into derivative transactions with other financial institutions. The Company also enters into derivative contracts with customers as part of its Commercial Banking business. The Company does not enter into derivative contracts for proprietary trading or speculative purposes.

See Note 1 — Business and Summary of Significant Accounting Policies, for the description of the Company’s derivative products and transaction policies.

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

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair and Notional Values of Derivative Financial Instruments(1) (dollars in millions)

	December 31, 2019			December 31, 2018
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments
Foreign exchange contracts	$676.3	$-	$(10.6)	$646.1	$26.9	$(0.3)
Interest rate contracts(2)(4)	1,250.0	-	-	250.0	1.9	-
Total derivatives designated as hedging instruments	1,926.3	-	(10.6)	896.1	28.8	(0.3)
Derivatives not designated as hedging instruments
Interest rate contracts(2)(4)	17,588.1	176.9	(14.5)	15,889.5	87.8	(59.7)
Foreign exchange contracts	982.9	13.7	(6.1)	832.5	3.1	(19.7)
Other contracts(3)	714.7	0.1	(0.8)	436.6	0.2	-
Total derivatives not designated as hedging instruments	19,285.7	190.7	(21.4)	17,158.6	91.1	(79.4)
Gross derivatives fair values presented in the Consolidated Balance Sheets	$21,212.0	190.7	(32.0)	$18,054.7	119.9	(79.7)
Less: Gross amounts offset in the Consolidated Balance Sheets		-	-		-	-
Net amount presented in the Consolidated Balance Sheet		190.7	(32.0)		119.9	(79.7)
Less: Amounts subject to master netting agreements(5)		(11.8)	11.8		(49.2)	49.2
Less: Cash collateral pledged (received) subject to master netting agreements(6)		(1.2)	14.3		(15.4)	0.3
Total net derivative fair value		$177.7	$(5.9)		$55.3	$(30.2)
(1)	Presented on a gross basis.
(2)	Fair value balances include accrued interest.
(3)	Other derivative contracts not designated as hedging instruments include risk participation agreements.
(4)

The Company accounts for swap contracts cleared by the Chicago Mercantile Exchange as “settled-to-market”. Beginning in the fourth quarter of 2019, the Company’s swap contracts cleared by LCH Clearnet are also characterized as settlement of the derivative exposure. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. At December 31, 2019 gross amounts of recognized assets and liabilities were lowered by $16.2 million and $142.8 million, respectively.

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

CIT enters into interest rate swap agreements to manage interest rate exposure on its fixed-rate borrowings. The agreements that qualify for hedge accounting are designated as a fair value hedge. The following table represents the impact of fair value hedges recognized as interest expense on the consolidated statements of income.

Qualifying Hedges (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Recognized on derivatives	$3.6	$0.3	$-
Recognized on hedged item	(3.6)	(0.3)	-
Net recognized on fair value hedges (No ineffectiveness)	$-	$-	$-

The following table presents the impact of non-qualifying hedges recognized as other non-interest income on the consolidated statements of income

Non Qualifying Hedges (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Interest rate contracts	$11.7	$17.1	$8.6
Foreign currency forward contracts	25.5	(13.5)	(34.2)
Other contracts	1.7	13.2	(3.1)
Total non-qualifying hedges - income statement impact	$38.9	$16.8	$(28.7)

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the pre-tax net gains (losses) recorded in the consolidated statements of comprehensive income relating to derivatives designated as net investment hedges:

Pre-tax Net Gains (Losses) Relating to Derivatives Designated as Net Investment Hedges (dollars in millions)

	Amounts
	reclassified from	Amounts	Total change in
	AOCI to income	recorded in OCI	AOCI for period
Contract Type
Year ended December 31, 2019
Foreign currency forward contracts - net investment hedges	$-	$(27.3)	$(27.3)
Year ended December 31, 2018
Foreign currency forward contracts - net investment hedges	$51.5	$72.2	$20.7
Year ended December 31, 2017
Foreign currency forward contracts - net investment hedges	$13.4	$(74.7)	$(88.1)

TRS Facility

Two of CIT’s wholly-owned subsidiaries, one Canadian, CIT Financial Ltd. (“CFL”) and one Dutch, CIT TRS Funding B.V. (“BV”),

were each party to a financing facility (the “Canadian TRS Facility” and the “Dutch TRS Facility”, respectively) that were structured as TRS with Goldman Sachs International (“GSI”). Under each TRS, the amount available for advances (otherwise known as the unused portion) was accounted for as a derivative financial instrument and recorded at its respective estimated fair value.

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

$2.8 million was recognized in other non-interest income based on the Company’s valuation.

NOTE 12 — OTHER LIABILITIES

The following table presents the components of other liabilities.

Other Liabilities (dollars in millions)

	December 31,	December 31,
	2019	2018
Accrued expenses and accounts payable	$565.4	$561.5
Lease liabilities(1)	242.6	-
Current and deferred taxes payable	167.2	106.9
Commitment to fund tax credit investments	119.5	97.1
Accrued interest payable	92.9	91.7
Fair value of derivative financial instruments	32.0	79.7
Other liabilities(2)	485.1	324.2
Total other liabilities	$1,704.7	$1,261.1
(1)

Reflects our obligation as lessee to make lease payments arising from our leases. See the discussion on the new lease accounting standard disclosed in Note 1 — Business and Summary of Significant Accounting Policies and Note 5 — Leases.

(2)	Other consists of liabilities for taxes other than income, equipment maintenance reserves, cash collateral deposits, contingent liabilities and other miscellaneous liabilities.

NOTE 13 — FAIR VALUE

Fair Value Hierarchy

The Company measures certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. See Note 1 — Business and Summary of Significant Accounting Policies for a description of the Company's valuation process for assets and liabilities measured at fair value and fair value hierarchy.

Disclosures that follow in this note exclude assets and liabilities classified as discontinued operations.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s assets and liabilities measured at estimated fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
December 31, 2019
Assets
Residential MBS – U.S. government/sponsored agency	$4,773.8	$—	$4,773.8	$—
U.S. treasury securities	11.3	4.7	6.6	—
Other securities	1,226.7	—	1,159.6	67.1
Total debt securities AFS	6,011.8	4.7	5,940.0	67.1
Securities carried at fair value with changes recorded in net income	47.2	0.1	47.1	—

Interest rate contracts — non-qualifying hedges	176.9	—	176.7	0.2
Other derivative — non-qualifying hedges	13.8	—	13.7	0.1
Total derivative assets at fair value — non-qualifying hedges(1)	190.7	—	190.4	0.3
Total	$6,249.7	$4.8	$6,177.5	$67.4
Liabilities
Interest rate contracts — non-qualifying hedges	$(14.5)	$—	$(14.5)	$—
Other derivative— non-qualifying hedges	(6.9)	—	(6.1)	(0.8)
Total derivative liabilities at fair value — non-qualifying hedges(1)	(21.4)	—	(20.6)	(0.8)
Foreign currency forward contracts — net investment qualifying hedges	(10.6)	—	(10.6)	—
Total derivative liabilities at fair value — qualifying hedges	(10.6)	—	(10.6)	—
FDIC True-up liability	(68.8)	—	—	(68.8)
Total	$(100.8)	$—	$(31.2)	$(69.6)
December 31, 2018
Assets
Residential MBS – U.S. government/sponsored agency	$5,225.2	$—	$5,225.2	$—
U.S. treasury securities	251.5	53.9	197.6	—
Other securities	454.6	—	388.7	65.9
Total debt securities AFS	5,931.3	53.9	5,811.5	65.9
Securities carried at fair value with changes recorded in net income	44.6	0.1	44.5	—

Interest rate contracts — non-qualifying hedges	87.8	—	87.6	0.2
Other derivative — non-qualifying hedges	3.3	—	3.1	0.2
Total derivative assets at fair value — non-qualifying hedges(1)	91.1	—	90.7	0.4
Foreign currency forward contracts — net investment qualifying hedges	26.9	—	26.9	—
Interest rate contracts —fair value qualifying hedges	1.9	—	1.9	—
Total Derivative assets at fair value — qualifying hedges(1)	28.8	—	28.8	—
Total	$6,095.8	$54.0	$5,975.5	$66.3
Liabilities
Interest rate contracts — non-qualifying hedges	$(59.7)	$—	$(59.7)	$—
Other derivative— non-qualifying hedges	(19.7)	—	(19.7)	—
Total derivative liabilities at fair value — non-qualifying hedges(1)	(79.4)	—	(79.4)	—
Foreign currency forward contracts — net investment qualifying hedges	(0.3)	—	(0.3)	—
Total derivative liabilities at fair value — qualifying hedges	(0.3)	—	(0.3)	—
FDIC True-up liability	(66.9)	—	—	(66.9)
Total	$(146.6)	$—	$(79.7)	$(66.9)
(1)	Derivative fair values include accrued interest.

The methods and assumptions used to estimate the fair value of each class of financial instruments measured at fair value on a recurring basis are as follows:

Debt securities AFS —Investments in U.S. government agency and sponsored agency guaranteed mortgage-backed securities, U.S. government agency and sponsored agency obligations, U.S. Treasury securities and supranational securities were valued using Level 2 inputs. The market for certain corporate bonds is not active, therefore the estimated fair value was determined using a discounted cash flow technique. Given the lack of observable market data, the estimated fair value of the corporate bonds was classified as Level 3. See Note 1 – Business and Summary of Significant Accounting Policies for details on significant inputs and valuation techniques.

Securities carried at fair value with changes recorded in net income — Most equity securities were valued using Level 2 inputs based on published net asset value, with the remaining securities being valued using Level 1 inputs.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Assets and Liabilities — Derivatives were valued using models that incorporate inputs depending on the type of derivative. Besides the fair value of credit derivatives, which were estimated using Level 3 inputs, most derivative instruments were valued using Level 2 inputs based on quoted prices for similar assets and liabilities and model-based valuation techniques for which all significant assumptions are observable in the market. See Note 1 – Business and Summary of Significant Accounting Policies for details on significant inputs and valuation techniques. See Note 11 — Derivative Financial Instruments for notional principal amounts and fair values.

FDIC True-up Liability — The FDIC True-up liability was recorded at estimated fair value as of the date of the OneWest Transaction related to the FDIC-assisted transaction of La Jolla and is measured at fair value at each reporting date until the contingency is resolved. Due to the significant unobservable inputs used, these measurements were classified as Level 3.

The following tables summarize information about significant unobservable inputs related to the Company’s categories of Level 3 financial assets and liabilities measured on a recurring basis as of December 31, 2019 and December 31, 2018.

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2019
Assets
Debt Securities — AFS	$67.1	Discounted cash flow	Discount Rate	6.0% - 6.2%	6.0%
Derivative assets — non qualifying	0.3	Internal valuation model	Borrower Rate	2.8% - 5.0%	3.6%
Total Assets	$67.4
Liabilities
FDIC True-up liability	$(68.8)	Discounted cash flow	Discount Rate	2.2%	2.2%
Derivative liabilities — non-qualifying	(0.8)	Internal valuation model
Total Liabilities	$(69.6)
December 31, 2018
Assets
Debt Securities — AFS	$65.9	Discounted cash flow	Discount Rate	6.0% - 6.2%	6.1%
Derivative assets — non qualifying	0.4	Internal valuation model	Borrower Rate	3.3% - 5.7%	4.4%
Total Assets	$66.3
Liabilities
FDIC True-up liability	$(66.9)	Discounted cash flow	Discount Rate	4.5%	4.5%
Total Liabilities	$(66.9)

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3):

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Securities Carried at Fair Value with Changes Recorded in Net Income	Derivative Assets- Non- Qualifying	Derivative Liabilities- Non- Qualifying	FDIC True-up Liability	Consideration Holdback Liability
Balance as of December 31, 2018	$65.9	$—	$0.4	$—	$(66.9)	$—
Included in earnings	0.1	—	(0.1)	(0.8)	(1.9)	—
Included in comprehensive income	1.1	—	—	—	—	—
Balance as of December 31, 2019	$67.1	$—	$0.3	$(0.8)	$(68.8)	$—
Balance as of December 31, 2017	$385.8	$0.4	$0.1	$(14.1)	$(65.1)	$(46.0)
Included in earnings	16.8	—	0.3	14.1	(1.8)	8.0
Included in comprehensive income	(22.7)	—	—	—	—	—
Sales, paydowns, and adjustments	(314.0)	(0.4)	—	—	—	38.0
Balance as of December 31, 2018	$65.9	$—	$0.4	$—	$(66.9)	$—

Assets Measured at Fair Value on a Non-recurring Basis

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

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents assets measured at estimated fair value on a non-recurring basis for which a non-recurring change in fair value has been recorded in the current year:

Carrying Value of Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

	Carrying Value	Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
December 31, 2019
Assets held for sale	$22.6	$—	$1.9	$20.7	$2.2
Impaired loans	244.8	—	—	244.8	(73.5)
Tax credit investments	82.0	—	—	82.0	(5.1)
Total	$349.4	$—	$1.9	$347.5	$(76.4)
December 31, 2018
Assets held for sale	$30.4	$—	$1.4	$29.0	$14.2
Impaired loans	111.5	—	—	111.5	(42.6)
Total	$141.9	$—	$1.4	$140.5	$(28.4)

The methods and assumptions used to estimate the fair value of each class of financial instruments measured at fair value on a non-recurring basis are as follows:

Assets Held for Sale — As there was no liquid secondary market for most AHFS, the fair value was primarily estimated based on Level 3 inputs.

Impaired Loans — The value of impaired loans was assessed through the evaluation of their aggregate carrying values relative to contractual amounts owed (unpaid principal balance) from customers. See Note 3 — Loans.

Tax Credit Investments – The fair value was estimated based on remaining future tax benefits and Level 3 inputs. During the fourth quarter of 2019, the Company recognized an impairment loss of $5.1 million on certain tax credit investments. See Note 7 – Other Assets for carrying value of tax credit investments and Note 1 – Business and Summary of Significant Accounting Policies for the information on accounting for tax credit investments.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments not Measured at Fair Value

The carrying values and estimated fair values of financial instruments not measured at fair value presented below exclude leases and certain other assets and liabilities, which were not required for disclosure.

Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2019
Financial Assets
Cash and interest bearing deposits	$2,685.6	$2,685.6	$—	$—	$2,685.6
Assets held for sale (excluding leases)	29.6	—	7.5	22.2	29.7
Loans (excluding leases)	28,744.5	—	1,114.5	27,684.3	28,798.8
Securities purchased under agreement to resell	950.0	—	950.0	—	950.0
Investment securities(1)	217.8	—	—	217.8	217.8
Other assets subject to fair value disclosure (2)	418.2	—	—	418.2	418.2
Financial Liabilities
Deposits(3)	(35,156.2)	—	—	(35,263.8)	(35,263.8)
Borrowings(3)	(6,549.6)	—	(6,532.0)	(365.2)	(6,897.2)
Credit balances of factoring clients	(1,176.2)	—	—	(1,176.2)	(1,176.2)
Other liabilities subject to fair value disclosure(4)	(831.6)	—	—	(831.6)	(831.6)
December 31, 2018
Financial Assets
Cash and interest bearing deposits	$1,795.6	$1,795.6	$—	$—	$1,795.6
Assets held for sale (excluding leases)	68.2	—	5.0	63.3	68.3
Loans (excluding leases)	28,306.0	—	983.4	26,893.4	27,876.8
Securities purchased under agreement to resell	400.0	—	400.0	—	400.0
Investment securities(1)	257.9	—	—	257.9	257.9
Other assets subject to fair value disclosure (2)	419.7	—	—	423.9	423.9
Financial Liabilities
Deposits(3)	(31,255.8)	—	—	(31,245.0)	(31,245.0)
Borrowings(3)	(8,194.2)	—	(7,463.0)	(721.5)	(8,184.5)
Credit balances of factoring clients	(1,674.4)	—	—	(1,674.4)	(1,674.4)
Other liabilities subject to fair value disclosure(4)	(657.0)	—	—	(657.0)	(657.0)
(1)

Non-marketable investments carried at cost. See Assets and Liabilities Measured at Fair Value on a Recurring Basis in this note above for debt securities AFS and securities carried at fair value with changes recorded in net income.

(2)

Other assets subject to fair value disclosure primarily include accrued interest receivable and miscellaneous receivables. The remaining assets have carrying values that approximated fair value, generally due to their short-term nature.

(3)	Deposits and borrowings include accrued interest, which is included in “Other liabilities”.
(4)

Other liabilities subject to fair value disclosure include accounts payable, accrued liabilities, customer security and maintenance deposits and miscellaneous payables. The carrying value of these approximated fair value.

The methods and assumptions used to estimate the fair value of each class of financial instruments not measured at fair value are as follows:

Assets Held for Sale – See Carrying Value of Assets Measured at Fair Value on a Non-recurring Basis above in this note for fair value measurements of AHFS.

Loans

▪

Commercial and Consumer Loans — Commercial and consumer loans are generally valued individually. As there is no liquid secondary market for most loans, the fair value was primarily estimated based on analysis that used significant Level 3 inputs at both December 31, 2019 and December 31, 2018. See Note 1 – Business and Summary of Significant Accounting Policies for details on significant inputs and valuation techniques.

▪

PCI loans — These loans were valued by separating the loans into performing and non-performing groups and stratifying them based on common risk characteristics such as product type, FICO score and other economic attributes. Due to the significance of the unobservable inputs, these loans are classified as Level 3.

Securities Purchased Under Agreement to Resell – The fair value of securities purchased under agreement to resell was determined using a discount cash flow technique. Interest rates appropriate to the maturity and underlying collateral are used for discounting the estimated cash flows. As observable market interest rates are used, the fair value of securities purchased under agreement to resell was classified as Level 2.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investment Securities

▪

Non-marketable securities - Utilize Level 3 inputs to estimate fair value and were generally recorded under the cost method of accounting. FHLB and FRB stock carrying values approximate fair value. Of the remaining non-marketable securities, the fair value is determined based on techniques that use significant assumptions that are not observable in the market.

Deposits — The estimated fair value of deposits with no stated maturity, such as demand deposit accounts, money market accounts, and savings accounts was the amount payable on demand at the reporting date. The fair value of time deposits is estimated using Level 3 inputs.

Borrowings

The Level 2 fair value of borrowings were calculated using market inputs and discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates and did not require significant judgment. These borrowings included:

▪	Unsecured debt — Unsecured debt consisted of both senior debt and subordinated debt with a par value of $4.5 billion and $3.8 billion at December 31, 2019 and December 31, 2018, respectively.
▪

Secured borrowings — Secured borrowings consisted of FHLB advances with a par value of $1.7 billion and $3.6 billion at December 31, 2019 and December 31, 2018, respectively. The estimated fair value of FHLB advances was based on the discounted cash flow model. The cash flows were calculated using the contractual features of the advances and then discounted using observable rates.

The Level 3 fair value of borrowings included:

▪

Secured borrowings — Secured borrowings consisted of structured financings with a par value of $0.4 billion and $0.7 billion at December 31, 2019 and December 31, 2018, respectively. The fair values of structured financings were estimated based on Level 3 inputs since market estimates were not available.

Credit balances of factoring clients — The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances (typically 90 days or less), therefore, the carrying value approximated fair value, and the credit balances were classified as Level 3.

NOTE 14 — STOCKHOLDERS' EQUITY

A roll forward of common stock is presented in the following table.

	Issued	Less Treasury	Outstanding
Common stock - December 31, 2018	161,073,078	(60,153,371)	100,919,707
Restricted stock issued	1,051,131	-	1,051,131
Repurchase of common stock	-	(6,901,574)	(6,901,574)
Shares held to cover taxes on vesting restricted shares and other	-	(390,778)	(390,778)
Employee stock purchase plan participation	64,078	-	64,078
Common stock - December 31, 2019	162,188,287	(67,445,723)	94,742,564

During the year ended December 31, 2019, CIT repurchased a total of 6,901,574 shares for $340.9 million via open market repurchases.

The Company retired 48 million common shares in 2018, which reduced treasury stock by $2,343.6 million, with corresponding reductions in common stock ($0.5 million), paid-in capital ($2,029.1 million) and retained earnings ($314.0 million).

Preferred Stock

On May 31, 2017, CIT Group Inc. issued $325 million of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A (“Preferred Stock”). The shares pay at a perpetual dividend rate (non-cumulative) per annum equal to 5.80% from the original issue date to, but excluding, June 15, 2022. Thereafter, the shares pay at a floating rate per annum equal to three-month LIBOR on the related dividend determination date plus a spread of 3.972% per annum. Dividends are paid semi-annually in arrears on June 15 and December 15, ending on June 15, 2022. Thereafter, dividends will be paid quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The Issuer may redeem the Preferred Stock at its option, at a redemption price equal to $1,000 per share, plus any declared and unpaid dividends, without regard to any undeclared dividends, (i) in whole or in part, from time to time, on any dividend payment date on or after June 15, 2022, or (ii) in whole, but not in part, within 90 days following the occurrence of a “regulatory capital treatment event”. Net proceeds were $318.0 million.

On November 13, 2019, the Company issued $200 million of 5.625% Non-Cumulative Perpetual Preferred Stock, Series B. Dividends are payable quarterly in arrears on March 15, June 15, September 15 and December 15 of each year. The Issuer may redeem the Preferred Stock at its option, at a redemption price equal to $25 per share, plus any declared and unpaid dividends, without regard to any undeclared dividends, (i) in whole or in part, from time to time, on any dividend payment date on or after December 15, 2024, or (ii) in whole, but not in part, within 90 days following the occurrence of a “regulatory capital treatment event”. Net proceeds were $195.1 million.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company declared and paid dividends on our common and preferred stock totaling $146.7 million and $115.9 million during 2019 and 2018, respectively.

Accumulated Other Comprehensive Income (Loss) ("AOCI")

The following table details the components of AOCI, net of tax:

Components of Accumulated Other Comprehensive Loss (dollars in millions)

	December 31, 2019			December 31, 2018
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(1.9)	$(7.2)	$(9.1)	$(6.7)	$(14.2)	$(20.9)
Changes in benefit plans net (loss) gains and prior service (cost)/credit	(51.3)	(1.3)	(52.6)	(74.9)	4.7	(70.2)
Unrealized net gains (loss) on securities AFS	13.6	(4.0)	9.6	(117.1)	29.9	(87.2)
Total Other comprehensive (loss) income	$(39.6)	$(12.5)	$(52.1)	$(198.7)	$20.4	$(178.3)

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Unrealized net gains (losses) on AFS securities	Total AOCI
Balance as of December 31, 2018	$(20.9)	$(70.2)	$(87.2)	$(178.3)
AOCI activity before reclassifications	11.8	17.6	100.4	129.8
Amounts reclassified from AOCI	—	—	(3.6)	(3.6)
Net current period AOCI	11.8	17.6	96.8	126.2
Balance as of December 31, 2019	$(9.1)	$(52.6)	$9.6	$(52.1)

Balance as of December 31, 2017	$(8.0)	$(54.5)	$(24.0)	$(86.5)
Adoption of ASUs 2016-01 and 2018-02	3.3	0.3	(4.1)	(0.5)
AOCI activity before reclassifications	(12.2)	(16.5)	(45.0)	(73.7)
Amounts reclassified from AOCI	(4.0)	0.5	(14.1)	(17.6)
Net current period AOCI	(16.2)	(16.0)	(59.1)	(91.3)
Balance as of December 31, 2018	$(20.9)	$(70.2)	$(87.2)	$(178.3)

Other Comprehensive Loss

The amounts included in the Consolidated Statements of Comprehensive Income are net of income taxes.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reclassifications Out of AOCI (dollars in millions)

Years Ended December 31,	2019			2018
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement Line Item
Foreign currency translation adjustments gains
AOCI activity before reclassification	$4.8	$7.0	$11.8	$3.2	$(15.4)	$(12.2)
Reclassifications Out of AOCI	—	—	—	(10.7)	6.7	(4.0)	Other non-interest income
Net change	4.8	7.0	11.8	(7.5)	(8.7)	(16.2)
Changes in benefit plan net loss and prior service (cost)/credit losses
AOCI activity before reclassification	23.6	(6.0)	17.6	(21.9)	5.4	(16.5)
Reclassifications Out of AOCI	—	—	—	0.6	(0.1)	0.5	Operating expenses
Net change	23.6	(6.0)	17.6	(21.3)	5.3	(16.0)
Unrealized net gains on securities AFS
AOCI activity before reclassification	135.5	(35.1)	100.4	(59.5)	14.5	(45.0)
Reclassifications Out of AOCI	(4.8)	1.2	(3.6)	(19.2)	5.1	(14.1)	Other non-interest income
Net change	130.7	(33.9)	96.8	(78.7)	19.6	(59.1)
Net current period AOCI	$159.1	$(32.9)	$126.2	$(107.5)	$16.2	$(91.3)

NOTE 15 — REGULATORY CAPITAL

The Company and the Bank are each subject to various regulatory capital requirements administered by the FRB and the OCC. Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank each maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. We compute capital ratios in accordance with Federal Reserve capital guidelines and OCC capital guidelines for assessing adequacy of capital for the Company and CIT Bank, respectively. The regulatory capital guidelines applicable to the Company and Bank were the Basel III Rule and the Transition Final Rule (effective January 1, 2018 to extend the regulatory capital treatment under 2017 transition provisions for certain items).

The following table summarizes the actual and effective minimum required capital ratios:

Capital Components and Ratios (dollars in millions)

	CIT		CIT Bank, N.A.
	December 31,	December 31,	December 31,	December 31,
	2019	2018	2019	2018
Common Equity Tier 1 Capital	$5,444.4	$5,278.2	$4,879.6	$4,783.6
Tier 1 Capital	5,969.3	5,592.7	4,879.6	4,783.6
Total Capital	6,983.3	6,519.3	5,644.3	5,230.4
Risk-Weighted Assets	45,262.0	44,051.7	37,150.5	35,697.6
Common Equity Tier 1 Capital Ratio
Actual	12.0%	12.0%	13.1%	13.4%
Effective minimum ratios under Basel III guidelines (1)	7.0%	6.375%	7.0%	6.375%
Tier 1 Capital Ratio:
Actual	13.2%	12.7%	13.1%	13.4%
Effective minimum ratios under Basel III guidelines (1)	8.5%	7.875%	8.5%	7.875%
Total Capital Ratio:
Actual	15.4%	14.8%	15.2%	14.7%
Effective minimum ratios under Basel III guidelines (1)	10.5%	9.875%	10.5%	9.875%
Tier 1 Leverage Ratio:
Actual	11.9%	11.6%	11.0%	11.6%
Required minimum ratio for capital adequacy purposes	4.0%	4.0%	4.0%	4.0%
(1)

Required ratios under Basel III Rule include the fully phased-in capital conservation buffer of 2.5% as of December 31, 2019, and the partially phased-in capital conservation buffer of 1.875% as of December 31, 2018.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — EARNINGS PER SHARE

The following table sets forth the computation of the Basic and Diluted earnings per share:

Earnings per Share (dollars in millions, except per share amounts; shares in thousands)

	Years Ended December 31,
	2019	2018	2017
Income from continuing operations	$529.4	$472.1	$259.4
Preferred stock dividends	18.9	18.9	9.8
Income from continuing operations available to common shareholders	510.5	453.2	249.6
Income (loss) from discontinued operations	0.5	(25.0)	208.8
Net income available to common shareholders	$511.0	$428.2	$458.4
Weighted Average Common Shares Outstanding
Basic shares outstanding	96,503	117,653	162,290
Stock-based awards(1)	418	1,124	1,660
Diluted shares outstanding	96,921	118,777	163,950
Basic Earnings Per Common Share Data
Income from continuing operations	$5.29	$3.85	$1.54
Income (loss) from discontinued operations	0.01	(0.21)	1.28
Basic income per common share	$5.30	$3.64	$2.82
Diluted Earnings Per Common Share Data
Income from continuing operations	$5.27	$3.82	$1.52
Income (loss) from discontinued operations	-	(0.21)	1.28
Diluted income per common share	$5.27	$3.61	$2.80
(1)

Represents the incremental shares from non-qualified restricted stock awards, performance shares, and in-the-money stock options. Weighted average restricted shares, performance shares and options that were either out-of-the money or did not meet performance targets and therefore excluded from diluted earnings per share totaled 0.8 million, 0.5 million, and 1.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 17 — NON-INTEREST INCOME

Non-interest Income (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Rental income on operating leases	$857.7	$1,009.0	$1,007.4
Other non-interest income	415.2	373.8	364.2
Total non-interest income	$1,272.9	$1,382.8	$1,371.6
Other non-interest income
Fee revenues	$116.7	$103.5	$113.6
Factoring commissions	98.8	102.4	102.9
Gains on leasing equipment, net of impairments	71.1	59.5	43.1
BOLI income	29.1	25.5	7.6
Property tax income	22.2	-	-
Gains on investment securities, net of impairments	6.2	15.3	28.9
Other revenues	71.1	67.6	68.1
Total other non-interest income	$415.2	$373.8	$364.2

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — NON-INTEREST EXPENSES

Non-Interest Expense (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Depreciation on operating lease equipment	$308.6	$311.1	$296.3
Maintenance and other operating lease expenses	180.7	230.4	222.9
Operating expenses	1,113.2	1,070.0	1,188.5
Goodwill impairment	-	-	255.6
Loss on debt extinguishments and deposit redemptions	0.5	38.6	220.0
Total non-interest expenses	$1,603.0	$1,650.1	$2,183.3
Operating expenses
Compensation and benefits	$566.8	$558.4	$566.3
Technology	135.8	131.5	127.9
Net occupancy expense	91.3	65.6	67.8
Professional fees	75.9	82.7	132.3
Insurance	51.1	68.3	84.7
Advertising and marketing	40.4	47.6	42.2
Property tax expense	24.1	-	-
Intangible asset amortization	23.2	23.9	24.7
Restructuring costs	15.1	-	53.0
Other expenses	89.5	92.0	89.6
Total operating expenses	$1,113.2	$1,070.0	$1,188.5

NOTE 19 — INCOME TAXES

The following table presents the U.S. and non-U.S. components of income before provision (benefit) for income taxes:

Income from Continuing Operations Before Provision (Benefit) for Income Taxes (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
U.S. operations	$609.2	$471.4	$251.9
Non-U.S. operations	14.7	165.6	(60.3)
Income from continuing operations before provision / (benefit) for income taxes	$623.9	$637.0	$191.6

The provision (benefit) for income taxes is comprised of the following:

Provision (Benefit) for Income Taxes (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Current U.S. federal income tax provision / (benefit)	$(10.9)	$29.5	$73.7
Deferred U.S. federal income tax provision	118.1	56.1	24.8
Total federal income tax provision	107.2	85.6	98.5
Current state and local income tax provision / (benefit)	(2.1)	8.4	(0.7)
Deferred state and local income tax provision / (benefit)	51.4	24.8	(27.8)
Total state and local income tax provision / (benefit)	49.3	33.2	(28.5)
Total non-U.S. income tax provision / (benefit)	(61.8)	37.6	(31.4)
Total provision for income taxes	$94.7	$156.4	$38.6
Continuing operations	$94.5	$164.9	$(67.8)
Discontinued operations	0.2	(8.5)	106.4
Total provision for income taxes	$94.7	$156.4	$38.6

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation from the U.S. Federal statutory rate to the Company's actual effective income tax rate is as follows:

Percentage of Pretax Income Years Ended December 31 (dollars in millions)

	Effective Tax Rate
	2019			2018			2017
Continuing Operations	Pretax Income	Income tax expense (benefit)	Percent of pretax income	Pretax Income	Income tax expense (benefit)	Percent of pretax Income	Pretax Income	Income tax expense (benefit)	Percent of pretax income
Federal income tax rate	$623.9	$131.1	21.0%	$637.0	$133.8	21.0%	$191.6	$67.0	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit	—	32.1	5.1%	—	30.2	4.7%	—	4.4	2.3%
Non-deductible goodwill	—	—	—%	—	—	—%	—	58.7	30.7%
Domestic tax credits	—	(11.1)	(1.8)%	—	(13.2)	(2.1)%	—	(20.7)	(10.8)%
Cumulative Method Change — Tax Advantaged Investments(1)	—	—	—%	—	—	—%	—	26.6	13.9%
Effect of tax law changes	—	—	—%	—	—	—%	—	(22.6)	(11.8)%
Difference in tax rates applicable to non-U.S. earnings	—	(1.4)	(0.2)%	—	7.2	1.1%	—	(1.6)	(0.8)%
International income subject to U.S. tax	—	1.1	0.2%	—	8.7	1.4%	—	1.2	0.6%
Unrecognized tax expense (benefit)	—	(12.1)	(1.9)%	—	1.5	0.2%	—	(0.2)	(0.1)%
Deferred income taxes on international unremitted earnings(2)	—	(53.4)	(8.6)%	—	12.4	1.9%	—	4.6	2.4%
International Restructuring	—	—	—%	—	13.6	2.2%	—	(237.9)	(124.2)%
Valuation allowances	—	(10.0)	(1.6)%	—	(28.9)	(4.4)%	—	60.5	31.6%
Other	—	18.2	2.9%	—	(0.4)	(0.1)%	—	(7.8)	(4.2)%
Effective Tax Rate — Continuing operations		$94.5	15.1%		$164.9	25.9%		$(67.8)	(35.4)%
Discontinued Operation
Federal income tax rate	$0.7	$0.1	21.0%	$(33.4)	$(7.0)	21.0%	$315.2	$110.3	35.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit	—	0.1	4.7%	—	(1.5)	4.3%	—	7.2	2.3%
Lower tax rates applicable to non-U.S. earnings	—	—	—%	—	—	—%	—	(93.2)	(29.6)%
International income subject to U.S. tax	—	—	—%	—	—	—%	—	44.2	14.0%
Deferred income taxes on international unremitted earnings		—	—%		—	—%		39.7	12.6%
Other	—	—	—%	—	—	—%	—	(1.8)	(0.5)%
Effective Tax Rate — Discontinued operations		$0.2	25.7%		$(8.5)	25.3%		$106.4	33.8%
Total Effective Tax Rate		$94.7	15.2%		$156.4	25.9%		$38.6	7.6%
(1)	Amount relates to the change in accounting policy for LIHTC. See Note 1 — Business and Summary of Significant Accounting Policies.
(2)

Amount was primarily driven by the determination that earnings from Canadian operations will be reinvested indefinitely in Canada, thus reversing a previously established deferred tax liability resulting in a tax benefit.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities are presented below:

Components of Deferred Income Tax Assets and Liabilities (dollars in millions)

	December 31,
	2019	2018
Deferred Tax Assets:
Net operating loss (NOL) carry forwards	$686.2	$765.1
Basis difference in loans	177.6	200.9
Provision for credit losses	130.6	127.5
Accrued liabilities and reserves	87.2	91.1
Deferred stock-based compensation	18.0	16.7
Domestic tax credits	117.3	124.1
Capital Loss Carryforward	2.5	11.4
Unrealized net losses on securities AFS	—	28.1
Other	48.3	34.3
Total gross deferred tax assets	1,267.7	1,399.2
Deferred Tax Liabilities:
Operating leases	(1,153.4)	(1,015.7)
Loans and direct financing leases	(20.8)	(28.8)
Basis difference in mortgage backed securities	—	(0.6)
Basis difference in federal home loan bank stock	(5.5)	(15.8)
Non-U.S. unremitted earnings	(0.6)	(55.1)
Unrealized net gains on securities AFS	(5.7)	—
Unrealized foreign exchange gains	—	(21.0)
Goodwill and intangibles	(23.3)	(22.7)
Other	(25.0)	(26.3)
Total deferred tax liabilities	(1,234.3)	(1,186.0)
Total net deferred tax asset before valuation allowances	33.4	213.2
Less: Valuation allowances	(198.5)	(229.8)
Net deferred tax liability after valuation allowances	$(165.1)	$(16.6)

Net Operating Loss Carryforwards and Valuation Adjustments

As of December 31, 2019, CIT has deferred tax assets ("DTAs") from continuing operations totaling $686.2 million on its global NOLs. This includes: (1) a DTA of $387.2 million relating to its cumulative U.S. federal NOLs of $1.9 billion; (2) DTAs of $287.0 million relating to cumulative state NOLs of $5.0 billion, including amounts of reporting entities that file in multiple jurisdictions, and (3) DTAs of $12.0 million relating to cumulative non-U.S. NOLs of $47.3 million. The U.S. federal NOLs will begin to expire in 2029, state NOLs will begin to expire in 2020, and foreign NOLs will begin to expire in 2021.

During 2019, Management updated the Company's long term forecast of future U.S. federal taxable income. The updated forecasts continue to support the realization of the U.S. federal DTAs on NOLs and therefore no VA is necessary. However, a VA of $183.2 million was retained on U.S. state DTAs on certain NOLs as of December 31, 2019.

During 2017, the Company reported a net $177.4 million U.S. income tax benefit comprised of a gross $234.2 million tax benefit on a capital loss of $610.5 million realized on the liquidation of a wholly-owned foreign subsidiary partially offset by a $56.8 million charge to establish a VA against the unused portion of the capital loss. As a result of the change in the U.S. Federal income tax rate from 35 percent to 21 percent beginning in 2018, the VA against the capital loss carryforwards was revalued to $39.6 million as of December 31, 2017. During 2019, the Company released the remaining $9.0 million and $1.5 million of U.S. federal and state VA, respectively, on the DTA established on capital loss carryforwards, down from $10.5 million in 2018. The reduction was attributable to net capital gains recognized in 2019 in the normal course of business.  Additionally, the Company generated $2.5 million of net capital losses during 2019 from the impairment of LIHTC investments which was partially offset by a $0.5 million VA against the unused portion of the capital loss. The Company will recognize the income tax benefit on the remaining portion of the DTA subject to the VA to the extent of additional capital gains. Capital losses can be carried forward for five years to offset future capital gains but require a VA until additional capital gains are identified.

The Company maintained a VA of $14.8 million against certain non-U.S. reporting entities' net DTAs at December 31, 2019, down from $18.0 million at December 31, 2018. The decrease is mainly related to the write-off of DTAs for certain reporting entities due to the remote likelihood that they will ever utilize their respective DTAs.

The Company's ability to recognize DTAs is evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize our DTAs, VAs may be adjusted accordingly.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liabilities for Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (dollars in millions)

	Liabilities for Unrecognized Tax Benefits	Interest / Penalties	Grand Total
Balance at December 31, 2018	$13.8	$6.9	$20.7
Additions for tax positions related to prior years	15.2	4.5	19.7
Reductions for tax positions of prior years	(3.8)	(2.3)	(6.1)
Expiration of statutes of limitations	(6.8)	—	(6.8)
Settlements	(5.3)	(2.8)	(8.1)
Foreign currency revaluation	0.3	0.2	0.5
Balance at December 31, 2019	$13.4	$6.5	$19.9

During the year ended December 31, 2019, the Company recorded a net $0.8 million decrease in unrecognized tax benefits ("UTBs"), including interest and penalties. The majority of the net decrease is related to the reversal of a position in a foreign jurisdiction due to the expiration of the statute of limitations partially offset by the establishment of a new position related to the recognition of certain state NOLs.

During the year ended December 31, 2019, the Company recognized $0.4 million income tax benefit relating to interest and penalties on its UTBs. The change in balance is mainly related to the reversal of interest and penalties associated with the above mentioned UTBs taken on a prior year Canadian position due to the expiration of statute of limitations.  As of December 31, 2019, the accrued liability for interest and penalties is $6.5 million. The Company recognizes accrued interest and penalties on UTBs in income tax expense.

The entire $19.9 million of UTBs including interest and penalties at December 31, 2019, would lower the Company's effective tax rate, if realized. Management believes that it is reasonably possible the total potential liability before interest and penalties may be increased or decreased by $10 million within the next twelve months of the reporting date because of anticipated settlement with taxing authorities, resolution of open tax matters, and the expiration of various statutes of limitations.

Income Tax Audits

The Company is subject to examinations by the U.S. Internal Revenue Service (“IRS”) and other taxing authorities in jurisdictions where the Company has significant business operations.  The tax years under examination vary by jurisdiction.  The Company does not expect completion of those audits to have a material impact on the firm’s financial condition, but it may be material to operating results for a particular period, depending, in part, on the operating results for that period.

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

Jurisdiction	December 31, 2019
U.S. Federal	2017
New York State and City	2015
California	2014
Canada	2012

During 2019, the Company received notification from the IRS of commencement of a new federal income tax exam for the 2017 tax year. The audit will begin during the first quarter of 2020.

IMB Holdco LLC and its subsidiaries are under examination by the California Franchise Tax Board ("FTB") for tax years 2014 through 2015.

The Company and its subsidiaries are under examination in various states, provinces and countries for years ranging from 2012 through 2017. Management does not anticipate that these examination results will have any material financial impact.

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

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated balances under the Plan and the Supplemental Plan continue to receive periodic interest, subject to certain government limits. The interest credit was 2.98%, 2.60% and 2.84% for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Obligations and Funded Status

The following tables set forth changes in benefit obligation, plan assets, funded status and net periodic benefit cost of the retirement plans and postretirement plans:

Obligations and Funded Status (dollars in millions)

	Retirement Benefits		Post-Retirement Benefits
	2019	2018	2019	2018
Change in benefit obligation
Benefit obligation at beginning of year	$414.0	$439.8	$29.8	$34.5
Interest cost	15.8	14.7	1.2	1.2
Actuarial (gain) / loss	26.5	(16.1)	3.1	(4.1)
Benefits paid	(29.7)	(23.7)	(3.9)	(3.5)
Other	(0.8)	(0.7)	1.1	1.7
Benefit obligation at end of year	425.8	414.0	31.3	29.8
Change in plan assets
Fair value of plan assets at beginning of period	333.4	374.3	—	—
Actual return on plan assets	70.0	(23.3)	—	—
Employer contributions	6.9	6.7	2.8	1.7
Benefits paid	(29.7)	(23.7)	(3.9)	(3.5)
Other	(0.8)	(0.6)	1.1	1.8
Fair value of plan assets at end of period	379.8	333.4	—	—
Funded status at end of year(1)	$(46.0)	$(80.6)	$(31.3)	$(29.8)
Information for pension plans with a benefit obligation in excess of plan assets
Projected benefit obligation	$425.8	$414.0	$31.3	$29.8
Accumulated benefit obligation	$425.8	$414.0	N/A	N/A
Fair value of plan assets	$379.8	$333.4	N/A	N/A

N/A – Not Applicable

(1)

Company assets of $79.3 million and $83.6 million as of December 31, 2019 and 2018, respectively, related to the non-qualified U.S. executive retirement plan obligation are not included in plan assets but related liabilities are in the benefit obligation

The net periodic benefit cost and other amounts recognized in OCI consisted of the following:

Net Periodic Benefit Costs and Other Amounts (dollars in millions)

	Retirement Benefits			Post-Retirement Benefits
	2019	2018	2017	2019	2018	2017
Interest cost	$15.8	$14.7	$16.0	$1.2	$1.2	$1.2
Expected return on plan assets	(16.7)	(18.9)	(19.3)	-	-	-
Other(1)	2.0	1.3	6.1	(1.9)	(1.0)	(1.5)
Net periodic benefit cost (credit)	1.1	(2.9)	2.8	(0.7)	0.2	(0.3)
Other Changes in Plan Assets and Benefit Obligations Recognized in OCI
Net loss/(gain)	(26.8)	26.2	(17.1)	3.1	(4.1)	0.5
Amortization, settlement or curtailment recognition	(2.0)	(1.3)	(1.5)	1.9	1.0	1.6
Total recognized in OCI	(28.8)	24.9	(18.6)	5.0	(3.1)	2.1
Total recognized in net periodic benefit cost and OCI	$(27.7)	$22.0	$(15.8)	$4.3	$(2.9)	$1.8
(1)	$4.7 million curtailment and special termination benefit costs were recorded in discontinued operations in the accompanying financial statements at December 31, 2017.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net (gain)/loss recognized in OCI for the years ended December 31, 2019, 2018 and 2017 are primarily due to the following factors:

Significant Gains and Losses Affecting the Benefit Obligation (dollars in millions)

	2019	2018	2017
Asset (Gains)/Losses	$(53.3)	$42.2	$(26.9)
Discount Rate Decrease/(Increase)	39.0	(21.5)	12.7
Interest Crediting Rate (Decrease)/Increase	(8.3)	4.3	(2.2)
Other	(6.2)	(0.1)	(2.2)
(Increase)/Decrease in OCI	$(28.8)	$24.9	$(18.6)

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

The weighted average assumptions used in the measurement of benefit obligations are as follows:

Weighted Average Assumptions

	Retirement Benefits		Post-Retirement Benefits
	2019	2018	2019	2018
Discount rate	3.00%	4.00%	3.00%	4.00%
Interest crediting rate	1.75%	2.75%	N/A	N/A
Pre-65	N/A	N/A	5.80%	6.10%
Post-65	N/A	N/A	6.50%	6.90%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%
Year ultimate reached	N/A	N/A	2037	2037

N/A – Not Applicable

The weighted average assumptions used to determine net periodic benefit costs are as follows:

Weighted Average Assumptions

	Retirement Benefits		Post-Retirement Benefits
	2019	2018	2019	2018
Discount rate	4.00%	3.50%	4.00%	3.50%
Expected long-term return on plan assets	5.25%	5.25%	N/A	N/A
Interest crediting rate	2.75%	2.25%	N/A	N/A

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

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tables below set forth asset fair value measurements.

Fair Value Measurements (dollars in millions)

December 31, 2019	Level 1	Level 2	Level 3	Not Classified[1]	Total Fair Value
Cash	$1.6	$—	$—	$—	$1.6
Common Collective Trust, measured at NAV	—	—	—	378.2	378.2
	$1.6	$—	$—	$378.2	$379.8
December 31, 2018
Cash	$11.8	$—	$—	$—	$11.8
Mutual Fund	76.0	—	—	—	76.0
Exchange Traded Funds	17.7	—	—	—	17.7
Common Stock	19.6	—	—	—	19.6
Short Term Investment Fund, measured at NAV	1.2	—	—	—	1.2
Common Collective Trust, measured at NAV	—	—	—	188.2	188.2
Partnership, measured at NAV	—	—	—	9.4	9.4
Hedge Fund, measured at NAV	—	—	—	9.5	9.5
	$126.3	$—	$—	$207.1	$333.4
(1)	These investments have been measured using the net asset value per share practical expedient and are not required to be classified in the table above.

Contributions

The Company's policy is to make contributions so that they exceed the minimum required by laws and regulations, are consistent with the Company's objective of ensuring sufficient funds to finance future retirement benefits and are tax deductible. CIT currently does not expect to have a required minimum contribution to the U.S. Retirement Plan during 2020. For all other plans, CIT currently expects to contribute $9.1 million during 2020.

Estimated Future Benefit Payments

The following table depicts benefits projected to be paid from plan assets or from the Company's general assets calculated using current actuarial assumptions. Actual benefit payments may differ from projected benefit payments.

Projected Benefits (dollars in millions)

For the years ended December 31,	Retirement Benefits	Gross Postretirement Benefits	Medicare Subsidy Receipts
2020	$28.6	$2.5	$0.2
2021	28.1	2.4	0.2
2022	26.9	2.3	0.1
2023	27.6	2.3	0.1
2024	26.7	2.2	0.1
2025 – 2029	134.9	9.9	0.4

Savings Incentive Plan

CIT has defined contribution retirement plans covering certain of its U.S. employees which qualify under section 401(k) of the Internal Revenue Code. Employees may contribute a portion of their eligible compensation, as defined, subject to regulatory limits and plan provisions, and the Company matches these contributions up to a threshold. Participants are also eligible for an additional discretionary company contribution. The cost of these plans totaled $20.5 million, $19.2 million, and $18.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Stock-Based Compensation

In February 2016, the Company adopted the CIT Group Inc. 2016 Omnibus Incentive Plan (the "2016 Plan"), which provides for grants of stock-based awards to employees, executive officers and directors, and replaced the Amended and Restated CIT Group Inc. Long-Term Incentive Plan (the "Prior Plan"). The number of shares of common stock that may be issued for all purposes under the 2016 Plan is (1) 5 million shares plus (2) the number of authorized shares remaining available under the Prior Plan plus (3) the number of shares relating to awards granted under the Prior Plan that subsequently are forfeited, expire, terminate or otherwise lapse or are settled for cash, in whole or in part, as provided by the 2016 Plan. At December 31, 2019, the total number of shares that may be issued under the 2016 Plan was 3,733,327 (excludes 2,014,049 shares underlying outstanding awards granted to employees and/or directors that are unvested and/or unsettled). Currently under the 2016 Plan, the issued and unvested awards consist mainly of Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs").

The fair value of RSUs and PSUs are based on the fair market value of CIT's common stock on the date of grant. Compensation expense is recognized over the vesting period or the requisite service period, which is generally three years for RSUs, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award. Compensation expense for PSUs that cliff vest are recognized over the vesting period, which is generally three years, and on a straight-line basis.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating expenses includes $44.2 million of compensation expense related to equity-based awards granted to employees or members of the Board of Directors for the year ended December 31, 2019, including $43.8 million related to restricted and retention stock and unit awards and the remaining related to stock purchases. Compensation expense related to equity-based awards included $38.8 million and $41.9 million for the years ended December 31, 2018 and 2017, respectively. Total unrecognized compensation cost related to nonvested awards was $26.1 million at December 31, 2019. This cost is expected to be recognized over a weighted average period of 1.87 years.

Employee Stock Purchase Plan

Eligibility for participation in the Employee Stock Purchase Plan (“ESPP”) includes employees of CIT and its participating subsidiaries, except that any employees designated as highly compensated are not eligible to participate in the ESPP. Under the ESPP, CIT is authorized to issue up to 2,000,000 shares of common stock to eligible employees. Eligible employees can choose to have between 1% and 10% of their base salary withheld to purchase shares quarterly, at a purchase price equal to 85% of the fair market value of CIT common stock on the last business day of the quarterly offering period. The amount of common stock that may be purchased by a participant through the ESPP is generally limited to $25,000 per year. A total of 64,078, 61,722 and 54,684 shares were purchased under the plan in 2019, 2018 and 2017, respectively.

Restricted Stock Units and Performance Stock Units

RSUs and PSUs are awarded at no cost to the recipient upon grant. RSUs are generally granted annually at the discretion of the Company, but may also be granted during the year to new hires. RSUs granted to employees and members of the Board during 2019 and 2018 generally were scheduled to vest either one third per year for three years or 100% after three years. RSUs granted to employees were also subject to performance-based vesting based on a minimum Tier 1 Capital ratio. A limited number of vested stock awards are scheduled to remain subject to transfer restrictions through the first anniversary of the grant date for members of the Board who elected to receive stock in lieu of cash compensation for their retainer. Certain RSUs granted to directors, and in limited instances to employees, are designed to settle in cash and are accounted for as "liability" awards. The values of these cash-settled RSUs are re-measured at the end of each reporting period until the award is settled.

Certain senior executives receive long-term incentive (“LTI”) awards, which are generally granted at the discretion of the Company annually.  During 2019 and 2018, LTI has been awarded 50% in the form of PSUs based on after-tax ROTCE with a total shareholder return (“TSR”) adjustment factor (described more fully below), and 50% in the form of performance based RSUs (described above).

PSUs awarded during 2019 and 2018 may be earned at the end of a three-year performance period (2019 – 2021, and 2018 – 2020, respectively) based on after-tax ROTCE, which may be increased or decreased by up to 20% depending on the Company’s 3-year cumulative TSR results relative to the component companies of the KBW Nasdaq Bank Index for the performance period. No increase is permitted if the Company’s TSR for the performance period is negative, and the overall payout for PSUs, including the TSR adjustment factor, may range from 0% to a maximum of 150% of target. Performance measures for all PSU awards have a minimum threshold level of performance that must be achieved to trigger any payout; if the threshold level of performance is not achieved, then no portion of the PSU target will be payable.

The fair value of RSUs and PSUs that vested and settled in stock during 2019, 2018 and 2017 was $51.1 million, $72.8 million and $59.0 million, respectively.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize restricted stock and RSU activity for 2019 and 2018:

Stock and Cash — Settled Awards Outstanding

	Stock-Settled Awards		Cash-Settled Awards
December 31, 2019	Number of Shares	Weighted Average Grant Date Value	Number of Shares	Weighted Average Grant Date Value
Unvested at beginning of period	1,901,266	$43.88	13,192	$47.92
Vested / unsettled awards at beginning of period	258,169	34.15	—	—
PSUs - granted to employee	178,075	53.42	—	—
PSUs - incremental for performance above 2012-14 targets	(8,086)	32.75	—	—
RSUs - granted to employees	782,122	50.51	—	—
RSUs - granted to directors	28,960	50.33	5,244	51.01
Forfeited / cancelled	(75,343)	45.48	—	—
Vested / settled awards	(1,051,114)	37.89	(6,462)	44.97
Vested / unsettled awards	(207,797)	41.58	—	—
Unvested at end of period	1,806,252	$50.14	11,974	$50.86
December 31, 2018
Unvested at beginning of period	2,529,441	$37.55	15,071	$42.22
Vested / unsettled awards at beginning of period	246,057	45.09	—	—
PSUs - granted to employee	149,067	55.09	—	—
PSUs - incremental for performance above 2012-14 targets	17,716	45.88	—	—
RSUs - granted to employees	702,231	51.33	—	—
RSUs - granted to directors	21,718	51.91	6,350	53.15
Forfeited / cancelled	(123,950)	41.97	—	—
Vested / settled awards	(1,382,845)	39.65	(8,229)	41.52
Vested / unsettled awards	(258,169)	34.15	—	—
Unvested at end of period	1,901,266	$43.88	13,192	47.92

NOTE 21 — COMMITMENTS

The accompanying table summarizes off-balance sheet credit-related commitments and other purchase and funding commitments:

Commitments (dollars in millions)

	December 31, 2019			December 31, 2018
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets (1)	$2,445.1	$4,014.6	$6,459.7	$7,136.3
Letters of credit
Standby letters of credit	31.4	168.2	199.6	226.2
Other letters of credit	5.2	1.5	6.7	12.0
Deferred purchase agreements	2,060.6	—	2,060.6	1,959.5
Purchase and Funding Commitments
Rail and other purchase commitments	813.7	—	813.7	344.8
(1)	At December 31, 2018, the balance included reverse mortgage loan commitments of $23 million associated with discontinued operations.

Financing Commitments

Commercial

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At December 31, 2019, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking segment.

Financing commitments also include credit line agreements to Commercial Finance clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, was $172 million  and $318 million at December 31, 2019 and 2018, respectively.

As financing commitments may not be fully drawn, may expire unused, may be reduced or canceled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table above excludes uncommitted revolving credit facilities extended by Commercial Finance to its’ clients for working capital purposes. In connection with these facilities, Commercial Finance has the sole discretion throughout the duration of these facilities to determine the amount of credit that may be made available to its clients at any time and whether to honor any specific advance requests made by its clients under these credit facilities.

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

The table above includes $1,966 million and $1,895 million of DPA credit protection at December 31, 2019 and 2018, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $94 million and $64 million available under DPA credit line agreements, net of the amount of DPA credit protection provided at December 31, 2019 and 2018, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $60 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2019. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Notices of infraction were issued to Banco CIT relating to the payment of ICMS taxes charged by Brazilian states in connection with the importation of equipment. The state of São Paulo claims that Banco CIT should have paid it ICMS taxes for tax years 2006 - 2009 because Banco CIT, the purchaser, was located in São Paulo. Instead, the ICMS taxes were paid to the state of Espirito Santo where the imported equipment arrived. A regulation issued by São Paulo in December 2013 reaffirms a 2009 agreement by São Paulo to conditionally recognize ICMS tax payments made to Espirito Santo. An assessment related to taxes paid to Espirito Santo was upheld in a ruling issued by the administrative court in May 2014. That ruling has been appealed. Another assessment related to taxes paid to Espirito Santo remains pending. Petitions seeking São Paulo’s recognition of the taxes paid to Espirito Santo were also filed in a general amnesty program. The larger of the two amnesty petitions was granted in the first quarter of 2018 and the smaller amnesty petition was granted in the fourth quarter of 2019. Both matters are pending dismissal with the court.

Hawaiian Foreclosure Litigation Claims

Based on recent rulings of the Hawaii Supreme Court, 43 individual lawsuits were filed against CIT in Hawaii alleging technical violations in non-judicial foreclosures. Similar cases have been filed against other mortgage lenders in Hawaii. The Hawaii Supreme Court did not establish a clear methodology for calculating alleged damages if a violation is proven and there is substantial dispute in this regard. In many instances the borrower had no equity in the home at the time of foreclosure. Damages sought in these cases include any lost equity, compensation for loss of use of the house and, in some cases, treble or punitive damages under Hawaii's unfair practices law. The Company has settled all of the individual lawsuits alleging foreclosure violations. In addition to the individual lawsuits, plaintiffs’ counsel filed six putative class actions alleging the same foreclosure defects violate Hawaii’s unfair and deceptive acts and practices statute. The Company was not named as a defendant in any of the class actions, but serviced loans at the time of foreclosure on behalf of various securitization trusts. In November 2019, the Company signed a class settlement agreement to resolve the claims of the putative class members in the class actions for approximately $9.25 million. In order to effectuate the settlement, a new class action was filed against the Company on February 7, 2020, and concurrently plaintiffs’ counsel filed a motion seeking preliminary approval of the settlement. A preliminary court hearing on the motion is scheduled for March 19, 2020. Based on existing reserves, CIT does not expect the settlement will have a material impact.

NOTE 23 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CIT has an equity interest in Strategic Credit Partners Holdings LLC (the "JV"), a joint venture between CIT and TPG Special Situations Partners ("TSSP"). The JV extends credit in senior-secured, middle-market corporate term loans, and, in certain circumstances, is a participant to such loans. The JV may participate in corporate loans originated by CIT or other third party lenders. The JV may acquire other types of loans, such as subordinate corporate loans, second lien loans, revolving loans, asset backed loans and real estate loans. Through the year ended December 31, 2019, loans of $252.6 million were sold to the joint venture. CIT also maintains an equity interest of 10% in the JV, and our investment was $1.9 million and $5.6 million at December 31, 2019 and 2018, respectively.

On July 10, 2017, CIT Northbridge Credit LLC (“Northbridge”) was formed and extends credit in asset-based lending middle-market loans. Northbridge is an asset-based-lending joint venture between CIT Bank, N.A. (“CIT Bank”) and Allstate Insurance Company and its subsidiary (“Allstate”). CIT Bank holds a 20% equity investment in Northbridge, and CIT Asset Management LLC, a non-bank subsidiary of CIT, acts as an investment advisor and servicer of the loan portfolio. Allstate is an 80% equity investor. CIT Bank’s investment was $18.2 million and $13.6 million at December 31, 2019 and 2018, respectively, with the expectation of additional investment as the joint venture grows. Management fees were earned by CIT Asset Management on loans under management. The joint venture is not consolidated and the investment is being accounted for using the equity method.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT's interests in these entities were entered into in the ordinary course of business. Other assets included approximately $365.6 million and $313.9 million at December 31, 2019, and 2018, respectively, of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

The combination of investments in and loans to non-consolidated entities represents the Company's maximum exposure to loss, as the Company does not provide guarantees or other forms of indemnification to non-consolidated entities.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Summary of Changes to Reportable Segments

As of December 31, 2019, we manage our business and report our financial results in two operating segments: Commercial Banking and Consumer Banking, and a non-operating segment, Corporate (formerly Corporate and Other). In the fourth quarter of 2019, we modified our business segment reporting. The former segment Non-Strategic Portfolios (“NSP”), which included a nominal amount of loans held for sale at December 31, 2019, is now reported in Corporate. In Consumer Banking, we changed the name of the “Other Consumer Banking” division to “Consumer and Community Banking”. All segment data has been reclassified to conform to the current presentation and nomenclature.

Types of Products and Services

Commercial Banking consists of four divisions. Through its Commercial Finance, Business Capital and Real Estate Finance divisions, Commercial Banking provides lending, leasing and other financial and advisory services, primarily to small and middle-market companies across select industries. Commercial Finance also provides factoring, receivables management products and secured financing to the retail supply chain. A fourth division, Rail, provides equipment leasing and secured financing to the rail industry. Revenue is generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities, capital markets transactions and banking services, commissions earned on factoring and related activities, and to a lesser extent, interest and dividends on investments. Revenue is also generated from gains on asset sales.

Consumer Banking includes Consumer and Community Banking and Legacy Consumer Mortgages. Consumer and Community Banking offers mortgage loans, and deposits to its consumer customers. The division offers jumbo residential mortgage loans and conforming residential mortgage loans, primarily in Southern California. Mortgage loans are primarily originated directly through CIT Bank branch and retail referrals, employee referrals, internet leads and direct marketing. Additionally, loans are purchased through whole loan and portfolio acquisitions. Consumer lending includes product specialists, internal sales support and origination processing, structuring and closing. Retail banking is the primary deposit gathering business of CIT Bank and operates through over 60 retail branches in Southern California and an online direct channel. We offer a broad range of deposit and lending products to meet the needs of our customers, including: checking, money market, savings, certificates of deposit, residential mortgage loans, and fiduciary services. The division also originates qualified SBA 504 loans and 7(a) loans. SBA 504 loans generally provide growing businesses with long-term, fixed-rate financing for major fixed assets, such as land and buildings. SBA 7(a) loans provide working capital, acquisition of inventory, machinery, equipment, furniture, and fixtures, the refinance of outstanding debt subject to any program guidelines, and acquisition of businesses, including partnership buyouts.

LCM includes acquired SFR mortgages that are being run-off or sold. Certain of these loans were covered by LSAs with the FDIC. Covered loans were previously acquired by OneWest Bank, N.A. in connection with the FDIC-assisted IndyMac LSA (expired March 2019), First Federal LSA (expired December 2019), and La Jolla LSA (expiring February 2020) transactions. The FDIC indemnified OneWest Bank, N.A. against certain future losses sustained on these loans.

Corporate

Certain items are not allocated to operating segments and are included in Corporate. Some of the more significant and recurring items include interest income on investment securities, a portion of interest expense primarily related to corporate funding costs, mark-to-market adjustments on foreign currency hedges and income on BOLI (other non-interest income), restructuring charges, as well as certain unallocated costs and intangible assets amortization expenses (operating expenses) and loss on debt extinguishments. Corporate also includes activities previously included in NSP.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Profit and Assets

The following table presents segment data related to continuing operations.

Segment Pre-tax Income (Loss) (dollars in millions)

	Commercial Banking	Consumer Banking	Corporate	Total CIT
Year Ended December 31, 2019
Interest income	$1,425.7	$364.9	$226.2	$2,016.8
Interest expense (benefit)	758.3	(125.3)	319.0	952.0
Provision (benefit) for credit losses	117.3	(6.5)	-	110.8
Rental income on operating leases	857.7	-	-	857.7
Other non-interest income	331.6	33.8	49.8	415.2
Depreciation on operating lease equipment	308.6	-	-	308.6
Maintenance and other operating lease expenses	180.7	-	-	180.7
Operating expenses/loss on debt extinguishment and deposit redemption	701.5	345.0	67.2	1,113.7
Income (loss) from continuing operations before provision (benefit) for income taxes	$548.6	$185.5	$(110.2)	$623.9
Select Period End Balances
Loans	$24,393.4	$6,605.5	$-	$30,998.9
Credit balances of factoring clients	(1,176.2)	-	-	(1,176.2)
Assets held for sale	23.1	8.9	0.1	32.1
Operating lease equipment, net	7,319.7	-	-	7,319.7
Year Ended December 31, 2018
Interest income	$1,333.0	$338.9	$218.5	$1,890.4
Interest expense (benefit)	716.3	(143.5)	242.3	815.1
Provision for credit losses	167.1	3.9	-	171.0
Rental income on operating leases	1,009.0	-	-	1,009.0
Other non-interest income	320.8	35.0	18.0	373.8
Depreciation on operating lease equipment	311.1	-	-	311.1
Maintenance and other operating lease expenses	230.4	-	-	230.4
Operating expenses/loss on debt extinguishment and deposit redemption	692.9	369.3	46.4	1,108.6
Income (loss) from continuing operations before provision (benefit) for income taxes	$545.0	$144.2	$(52.2)	$637.0
Select Period End Balances
Loans	$24,263.4	$6,532.0	$-	$30,795.4
Credit balances of factoring clients	(1,674.4)	-	-	(1,674.4)
Assets held for sale	64.3	3.9	20.2	88.4
Operating lease equipment, net	6,970.6	-	-	6,970.6
Year Ended December 31, 2017
Interest income	$1,248.0	$378.1	$209.5	$1,835.6
Interest expense (benefit)	517.7	(51.8)	251.8	717.7
Provision for credit losses	88.7	25.9	-	114.6
Rental income on operating leases	1,007.4	-	-	1,007.4
Other non-interest income	291.0	4.1	69.1	364.2
Depreciation on operating lease equipment	296.3	-	-	296.3
Maintenance and other operating lease expenses	222.9	-	-	222.9
Goodwill impairment	255.6	-	-	255.6
Operating expenses/loss on debt extinguishment and deposit redemption	691.7	401.5	315.3	1,408.5
Income (loss) from continuing operations before provision (benefit) for income taxes	$473.5	$6.6	$(288.5)	$191.6
Select Period End Balances
Loans	$23,159.3	$5,954.6	$-	$29,113.9
Credit balances of factoring clients	(1,468.6)	-	-	(1,468.6)
Assets held for sale	1,334.2	865.6	63.3	2,263.1
Operating lease equipment, net	6,738.9	-	-	6,738.9

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

The following table presents information by major geographic region based upon the location of the Company's legal entities.

Geographic Region (dollars in millions)

		Total Assets(1)	Total Revenue from continuing operations	Income (loss) from continuing operations before provision (benefit) for income taxes	Income (loss) from continuing operations
U.S.	2019	$50,044.7	$3,242.2	$609.2	$452.9
	2018	47,676.3	3,080.7	471.4	344.7
	2017	46,825.9	3,046.1	251.9	287.3
Foreign	2019	788.1	47.5	14.7	76.5
	2018	861.1	192.5	165.6	127.4
	2017	2,452.8	161.1	(60.3)	(27.9)
Total consolidated	2019	50,832.8	3,289.7	623.9	529.4
	2018	48,537.4	3,273.2	637.0	472.1
	2017	49,278.7	3,207.2	191.6	259.4
(1)	Includes assets of discontinued operations of $249.8 million at December 31, 2018 and $501.3 million at December 31, 2017. There were no assets of discontinued operations at December 31, 2019.

NOTE 25 — GOODWILL AND INTANGIBLE ASSETS

Goodwill remained unchanged during 2019 and 2018 and totaled $369.9 million at December 31, 2019 and 2018, which consisted of $326.7 million in Commercial Banking and $43.2 million in Consumer Banking. Goodwill included amounts from CIT's emergence from bankruptcy in 2009 and the 2015 acquisition of IMB HoldCo LLC, the parent company of OneWest Bank.

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

The Company performs its annual goodwill impairment test during the fourth quarter of each year or more often if events or circumstances have changed significantly from the annual test date, utilizing data as of September 30 to perform the test. Accordingly, during the fourth quarter of 2019, the Company performed its annual goodwill impairment test. For 2019, we performed the quantitative impairment test for all RUs with goodwill remaining, including Commercial Finance, Real Estate Finance, Rail and Consumer Banking, and it was determined that no impairment existed.

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

The cash flows determined based on the process described above are discounted to their present value. The discount rate (cost of equity) applied is comprised of a risk-free interest rate, an equity risk premium, a size premium and a factor covering the systematic market risk (RU-specific beta) and, where applicable, a company specific risk premium. The values for the factors applied are determined primarily using external sources of information. The RU-specific betas are determined based on a group of peer companies. The discount rates applied to the RUs ranged from 10.75% to 12.75%.

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

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Based on the quantitative analysis, as described above, the Company concluded in 2017 that the carrying amount of the Equipment Finance and Commercial Services RUs exceeded their estimated fair value and thus the Company recorded an impairment of the Equipment Finance and Commercial Services RUs of $247.0 million and $8.6 million, respectively, representing the full amount of goodwill assigned to those RUs. In 2019 and 2018, the carrying values of all RUs with remaining goodwill were not in excess of their fair value.

Intangible Assets

The following table presents the gross carrying value and accumulated amortization for intangible assets, excluding fully amortized intangible assets.

Intangible Assets (dollars in millions)

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$126.3	$(79.7)	$46.6	$126.3	$(61.7)	$64.6
Trade names	24.7	(12.7)	12.0	24.7	(10.1)	14.6
Customer relationships	23.9	(16.2)	7.7	23.9	(13.6)	10.3
Other	7.4	(7.7)	(0.3)	7.4	(7.7)	(0.3)
Total intangible assets	$182.3	$(116.3)	$66.0	$182.3	$(93.1)	$89.2

The following table presents the changes in intangible assets:

Intangible Assets Rollforward (dollars in millions)

	Core Deposit Intangibles	Trade Names	Customer Relationships	Other	Total
December 31, 2017	$82.7	$17.0	$13.3	$-	$113.0
Amortization(1)	(18.1)	(2.4)	(3.0)	(0.3)	(23.8)
December 31, 2018	$64.6	$14.6	$10.3	$(0.3)	$89.2
Amortization(1)	(18.0)	(2.6)	(2.6)	-	(23.2)
December 31, 2019	$46.6	$12.0	$7.7	$(0.3)	$66.0
(1)	Includes amortization recorded in operating expenses and operating lease rental income.

The intangible asset balances primarily reflect the intangibles recognized as a result of the OneWest Bank acquisition. The largest component is related to the valuation of core deposits. Core deposit intangibles ("CDIs") represent future benefits arising from non-contractual customer relationships (e.g., account relationships with the depositors) acquired from the purchase of demand deposit accounts, including interest and non-interest bearing checking accounts, money market and savings accounts. The Company's CDI has a finite life and is amortized on a straight-line basis over the estimated useful life, with a remaining life of approximately three years. Amortization expense for the intangible assets is primarily recorded in operating expenses.

Accumulated amortization totaled $116.3 million at December 31, 2019. Projected amortization for the years ended December 31, 2020 through December 31, 2024, is approximately $22.8 million, $22.0 million, $13.5 million, $3.0 million, and $3.0 million, respectively.

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26 — SEVERANCE LIABILITIES

The following table summarizes liabilities (pre-tax) related to employee severance:

Severance Liabilities (dollars in millions)

	Number of Employees	Liability
December 31, 2017	538	$28.3
Additions and adjustments	(25)	(1.1)
Utilization	(293)	(13.4)
December 31, 2018	220	13.8
Additions and adjustments	36	15.1
Utilization	(123)	(11.9)
December 31, 2019	133	$17.0

CIT continued to implement various organization efficiency and cost reduction initiatives and recorded a $15.1 million restructuring charge in 2019. There were no restructuring charges for 2018. The severance additions primarily relate to employee termination benefits incurred in conjunction with these initiatives.

NOTE 27 — PARENT COMPANY FINANCIAL STATEMENTS

The following tables present the Parent Company only financial statements:

Condensed Parent Company Only Balance Sheets (dollars in millions)

	December 31,	December 31,
	2019	2018
Assets:
Cash and deposits	$15.3	$17.1
Cash held at bank subsidiary	361.5	680.1
Securities purchased under agreements to resell	-	100.0
Receivables from non-bank subsidiaries	2,401.1	2,435.2
Receivables from bank subsidiaries	654.8	305.5
Investment in non-bank subsidiaries	1,155.2	1,166.1
Investment in bank subsidiaries	5,266.3	5,091.0
Goodwill	46.9	46.9
Other assets	872.7	747.8
Total Assets	$10,773.8	$10,589.7
Liabilities and Equity:
Borrowings	$3,916.3	$3,808.4
Liabilities to non-bank subsidiaries	158.6	468.9
Liabilities to bank subsidiaries	5.0	2.8
Other liabilities	354.9	363.0
Total Liabilities	4,434.8	4,643.1
Total Stockholders' Equity	6,339.0	5,946.6
Total Liabilities and Equity	$10,773.8	$10,589.7

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior period balances have been conformed to the current period presentation.

Condensed Parent Company Only Statements of Income and Comprehensive Income (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Income
Interest income from nonbank subsidiaries	$123.4	$113.4	$160.5
Interest income from bank subsidiaries	16.2	19.2	15.4
Interest and dividends on interest bearing deposits and investments	1.7	4.5	7.4
Dividends from nonbank subsidiaries	25.0	31.0	—
Dividends from bank subsidiaries	356.0	218.6	359.0
Other non-interest income from subsidiaries	71.5	61.8	178.6
Other non-interest income	39.7	51.6	(127.9)
Total income	633.5	500.1	593.0
Expenses
Interest expense	202.8	222.0	324.7
Interest expense on liabilities to subsidiaries	15.4	40.5	50.3
Other non-interest expenses	156.5	189.9	499.4
Total expenses	374.7	452.4	874.4
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	258.8	47.7	(281.4)
(Benefit) provision for income taxes	(160.9)	(76.5)	163.4
Income (loss) before equity in undistributed net income of subsidiaries	419.7	124.2	(444.8)
Equity in undistributed net income (loss) of bank subsidiaries	78.4	213.6	(55.6)
Equity in undistributed net income of nonbank subsidiaries	31.8	109.3	968.6
Net income	529.9	447.1	468.2
Other Comprehensive income (loss), net of tax	126.2	(91.3)	53.6
Comprehensive income	$656.1	$355.8	$521.8

Condensed Parent Company Only Statements of Cash Flows (dollars in millions)

	Years Ended December 31,
	2019	2018	2017
Cash Flows from Operations:
Net income	$529.9	$447.1	$468.2
Equity in undistributed earnings of subsidiaries	(110.2)	(322.9)	(1,272.0)
Other operating activities, net	(53.0)	1,411.1	621.5
Net cash flows provided by (used in) operations	366.7	1,535.3	(182.3)
Cash Flows from Investing Activities:
(Increase) decrease in investments in and advances to subsidiaries	(250.7)	502.5	9,602.6
Decrease in investment securities and securities purchased under agreements to resell	100.0	50.0	250.3
Other investing activities	(16.9)	(1.8)	—
Net cash flows (used in) provided by investing activities	(167.6)	550.7	9,852.9
Cash Flows from Financing Activities:
Proceeds from the issuance of term debt	98.6	1,879.5	—
Repayments of term debt	—	(1,854.8)	(7,087.7)
Net proceeds from issuance of preferred stock	195.1	—	318.0
Repurchase of common stock	(340.9)	(1,626.7)	(3,431.9)
Dividends paid	(146.7)	(115.9)	(113.7)
Net change in advances from subsidiaries	(303.0)	(376.0)	254.0
Other financing activities, net	(22.6)	(71.7)	(20.7)
Net cash flows used in financing activities	(519.5)	(2,165.6)	(10,082.0)
Net decrease in cash and cash equivalents	(320.4)	(79.6)	(411.4)
Cash and cash equivalents, beginning of period	697.2	776.8	1,188.2
Cash and cash equivalents, end of period	$376.8	$697.2	$776.8

CIT ANNUAL REPORT 2019

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 28 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents quarterly data:

Selected Quarterly Financial Data (dollars in millions, except per share amounts)

	Unaudited
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2019
Interest income	$481.4	$503.4	$515.5	$516.5
Interest expense	229.8	243.9	242.7	235.6
Provision for credit losses	22.6	26.6	28.6	33.0
Rental income on operating leases	215.3	211.7	213.0	217.7
Other non-interest income	111.3	101.0	106.1	96.8
Depreciation on operating lease equipment	76.4	76.0	76.8	79.4
Maintenance and other operating lease expenses	40.7	41.9	48.3	49.8
Operating expenses	258.5	310.8	267.8	276.1
Loss on debt extinguishment and deposit redemption	0.1	0.1	0.2	0.1
Provision (benefit) for income taxes	49.3	(26.0)	33.4	37.8
Income (loss) from discontinued operations, net of taxes	-	-	0.8	(0.3)
Net income	$130.6	$142.8	$137.6	$118.9
Net income applicable to common shareholders	$121.1	$142.8	$128.2	$118.9
Income from continuing operations applicable to common shareholders	$121.1	$142.8	$127.4	$119.2
Net income per diluted share	$1.27	$1.50	$1.33	$1.18
Year Ended December 31, 2018
Interest income	$492.0	$473.6	$473.6	$451.2
Interest expense	215.5	213.9	205.2	180.5
Provision for credit losses	31.2	38.1	32.9	68.8
Rental income on operating leases	229.8	264.3	261.3	253.6
Other non-interest income	47.5	86.2	135.4	104.7
Depreciation on operating lease equipment	79.5	78.0	77.2	76.4
Maintenance and other operating lease expenses	52.9	56.6	63.5	57.4
Operating expenses	257.9	263.3	267.5	281.3
Loss on debt extinguishment and deposit redemption	15.7	3.5	19.3	0.1
Provision for income taxes	24.9	41.3	57.4	41.3
Income (loss) from discontinued operations, net of taxes	0.1	2.1	(20.5)	(6.7)
Net income	$91.8	$131.5	$126.8	$97.0
Net income applicable to common shareholders	$82.3	$131.5	$117.4	$97.0
Income from continuing operations applicable to common shareholders	$82.2	$129.4	$137.9	$103.7
Net (loss) income per diluted share	$0.78	$1.15	$0.94	$0.74

NOTE 29 — SUBSEQUENT EVENTS

Mutual of Omaha Bank Acquisition

On January 1, 2020, CIT acquired MOB, the savings bank subsidiary of Mutual of Omaha Insurance Company and OFHI. The acquisition enhances CIT’s deposit and commercial banking capabilities, by adding a new channel of deposits (Homeowners Association) and enhances CIT’s middle-market commercial banking through the addition of relationship banking teams and expanded product and technology solutions.

CIT paid approximately $1 billion as consideration, comprised of $850 million in cash and approximately 3.1 million shares of CIT Group Inc. common stock (issued out of treasury stock and valued at approximately $141 million based on the closing market price on December 31, 2019, the last trading price before the acquisition), representing the maximum number of shares of Company common stock issuable, based on the fixed price of $48.47 per share. Total assets acquired by CIT were approximately $8.4 billion and deposits were approximately $7.0 billion. The acquisition will be accounted for as a business combination.

Due to the timing of the acquisition, balances and results of operations of MOB are not included in CIT’s reported financial results in this Annual Report on Form 10-K as of or for the year ended December 31, 2019.

CIT ANNUAL REPORT 2019

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, (the "Exchange Act") as of December 31, 2019. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures were effective.

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

Management of CIT, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control - Integrated Framework" (2013). Management concluded that the Company's internal control over financial reporting was effective as of December 31, 2019, based on the criteria established in the "Internal Control - Integrated Framework" (2013).

The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CIT ANNUAL REPORT 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of CIT Group Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CIT Group Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet, and the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows as of and for the year ended December 31, 2019, of the Company and our report dated February 20, 2020 expressed an unqualified opinion on those financial statements.

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

February 20, 2020

Item 9B. Other Information

None

CIT ANNUAL REPORT 2019

PART THREE

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the information under the captions "Directors", "Corporate Governance" and "Executive Officers" in our Proxy Statement for our 2020 annual meeting of stockholders.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the information under the captions "Director Compensation", "Executive Compensation", including "Compensation Discussion and Analysis" and "2019 Compensation Committee Report" in our Proxy Statement for our 2020 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for our 2020 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the information under the captions "Corporate Governance-Director Independence" and "Related Person Transactions Policy" in our Proxy Statement for our 2020 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the information under the caption "Proposal 2 — Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement for our 2020 annual meeting of stockholders.

CIT ANNUAL REPORT 2019

PART FOUR

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed with the Securities and Exchange Commission as part of this report (see Item 8):

1.	The following financial statements of CIT and Subsidiaries:
•	Reports of Independent Registered Public Accounting Firms
•	Consolidated Balance Sheets at December 31, 2019 and December 31, 2018
•	Consolidated Statements of Income for the years ended December 31, 2019, 2018 and 2017
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017
•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019, 2018 and 2017
•	Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017
•	Notes to Consolidated Financial Statements

2.	All schedules are omitted because they are not applicable or because the required information appears in the Consolidated Financial Statements or the notes thereto.

(b)	Exhibits
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

3.4	Certificate of Designation of 5.625% Non-Cumulative Perpetual Preferred Stock, Series B of CIT Group Inc. (incorporated by reference to Exhibit 3.3 to our Form 8-A filed November 12, 2019).
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

4.9

Second Supplemental Indenture, dated as of November 13, 2019, between CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 4.125% Fixed-to-Fixed Rate Subordinated Notes due 2029) (incorporated by reference to Exhibit 4.2 on Form 8-K filed November 13, 2019).

4.10

Description of CIT Group Inc.’s Securities Registered under Section 12 of the Exchange Act Certain instruments defining the rights of holders of long-term debt securities of CIT and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. CIT hereby undertakes to furnish to the SEC, upon request, copies of such instruments. (filed herein)

10.1*	CIT Group Inc. Omnibus Incentive Plan (incorporated by reference to exhibit 10.1 to Form 10-Q filed November 2, 2018).

CIT ANNUAL REPORT 2019

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

10.7*	Offer Letter, dated October 26, 2015, between CIT Group Inc. and Ellen R. Alemany, including Attached Exhibits. (incorporated by reference to Exhibit 10.39 to Form 10-Q filed November 13, 2015).
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
101.1

The following materials from CIT Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from CIT Group Inc.’s Form 10-K for the annual period ended December 31, 2019, formatted inline XBRL (contained in exhibit 101.1).

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

CIT ANNUAL REPORT 2019

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CIT GROUP INC.
February 20, 2020	By: /s/ Ellen R. Alemany
Ellen R. Alemany
Chairwoman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on February 20, 2020.

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

*

Original powers of attorney authorizing James R. Hubbard, Shannon Lowry Bender and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.

CIT ANNUAL REPORT 2019