Form 10-Q
period 2020-03-31
CIT GROUP INC
filed 2020-05-05
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934	☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

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

Yes ☐ No ☒

As of April 24, 2020, there were 98,366,723 shares of the registrant’s common stock outstanding.

Part One — Financial Information

Item 1. Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions — except share data)

	March 31,	December 31,
	2020	2019
Assets
Cash and due from banks, including restricted balances of $29.6 at March 31, 2020 and $875.2 at December 31, 2019 (see Note 9 for amounts pledged)	$220.7	$990.1
Interest bearing cash, including restricted balances of $2.1 at March 31, 2020 and $2.2 at December 31, 2019 (see Note 9 for amounts pledged)	3,477.8	1,695.5
Securities purchased under agreement to resell	-	950.0
Investment securities, including securities carried at fair value with changes recorded in net income of $0.0 at March 31, 2020 and $47.2 at December 31, 2019 (see Notes 6 and 9 for amounts pledged)	6,128.6	6,276.8
Assets held for sale	73.2	32.1
Loans (see Note 9 for amounts pledged)	38,530.4	30,998.9
Allowance for credit losses	(1,111.1)	(482.6)
Total loans, net of allowance for credit losses	37,419.3	30,516.3
Operating lease equipment, net (see Note 9 for amounts pledged)	7,488.1	7,319.7
Bank-owned life insurance	1,100.9	1,043.2
Goodwill	146.8	369.9
Other assets, including $546.5 at March 31, 2020 and $190.7 at December 31, 2019, at fair value	2,881.3	1,639.2
Total Assets	$58,936.7	$50,832.8
Liabilities
Deposits	$42,162.1	$35,139.5
Credit balances of factoring clients	1,023.7	1,176.2
Other liabilities, including $164.4 at March 31, 2020 and $100.8 at December 31, 2019, at fair value	1,795.8	1,704.7
Borrowings, including $514.0 at March 31, 2020 and $14.3 at December 31, 2019 contractually due within twelve months	8,094.3	6,473.4
Total Liabilities	53,075.9	44,493.8
Stockholders’ Equity
Preferred Stock: $0.01 par value, 100,000,000 shares authorized, 8,325,000 shares issued and outstanding at March 31, 2020 and December 31, 2019	525.0	525.0
Common Stock: $0.01 par value, 600,000,000 shares authorized
Issued: 163,014,943 at March 31, 2020 and 162,188,287 at December 31, 2019	1.6	1.6
Outstanding: 98,366,114 at March 31, 2020 and 94,742,564 at December 31, 2019
Paid-in capital	6,873.3	6,853.7
Retained earnings	1,552.1	2,307.6
Accumulated other comprehensive income (loss)	66.8	(52.1)
Treasury stock: 64,648,829 shares at March 31, 2020 and 67,445,723 shares at December 31, 2019 at cost	(3,158.0)	(3,296.8)
Total Common Stockholders’ Equity	5,335.8	5,814.0
Total Equity	5,860.8	6,339.0
Total Liabilities and Equity	$58,936.7	$50,832.8

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in millions — except per share data)

	Quarters Ended March 31,
	2020	2019
Interest income
Interest and fees on loans	$467.6	$451.3
Other interest and dividends	46.0	65.2
Interest income	513.6	516.5
Interest expense
Interest on deposits	156.6	153.8
Interest on borrowings	69.1	81.8
Interest expense	225.7	235.6
Net interest revenue	287.9	280.9
Provision for credit losses	513.9	33.0
Net interest revenue, after credit provision	(226.0)	247.9
Non-interest income
Rental income on operating leases	209.8	217.7
Other non-interest income	130.6	96.8
Total non-interest income	340.4	314.5
Total revenue, net of interest expense and credit provision	114.4	562.4
Non-interest expenses
Depreciation on operating lease equipment	78.3	79.4
Maintenance and other operating lease expenses	53.6	49.8
Operating expenses	334.4	276.1
Goodwill impairment	344.7	-
Loss on debt extinguishment and deposit redemption	-	0.1
Total non-interest expenses	811.0	405.4
(Loss) income from continuing operations before (benefit) provision for income taxes	(696.6)	157.0
(Benefit) provision for income taxes	(72.3)	37.8
(Loss) income from continuing operations	(624.3)	119.2
Discontinued operations
Loss from discontinued operations, net of taxes	-	(0.3)
Net (loss) income	$(624.3)	$118.9
Preferred stock dividends	3.8	-
Net (loss) income available to common shareholders	$(628.1)	$118.9
(Loss) income from continuing operations available to common shareholders	$(628.1)	$119.2
Basic (loss) income per common share
(Loss) income from continuing operations	$(6.40)	$1.19
Loss from discontinued operations	-	(0.01)
Basic (loss) income per share	$(6.40)	$1.18
Diluted (loss) income per common share
(Loss) income from continuing operations	$(6.40)	$1.18
Income (loss) from discontinued operations	-	-
Diluted (loss) income per share	$(6.40)	$1.18
Average number of common shares (thousands)
Basic	98,089	100,420
Diluted	98,089	101,096

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (dollars in millions)

	Quarters Ended March 31,
	2020	2019
Net (loss) income	$(624.3)	$118.9
Other comprehensive income, net of tax
Foreign currency translation adjustments	(0.9)	5.7
Net unrealized gains on available for sale securities	117.0	45.2
Changes in benefit plans net gains and prior service (cost)/credit	2.8	2.2
Other comprehensive income, net of tax	$118.9	$53.1
Comprehensive (loss) income	$(505.4)	$172.0

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total Equity
December 31, 2019	$525.0	$1.6	$6,853.7	$2,307.6	$(52.1)	$(3,296.8)	$6,339.0
Adoption of ASU 2016-13	—	—	—	(82.4)	—	—	(82.4)
Net loss	—	—	—	(624.3)	—	—	(624.3)
Other comprehensive income, net of tax	—	—	—	—	118.9	—	118.9
Dividends paid ($0.35 per Common Share and $0.48 per Series B Preferred Share)	—	—	—	(38.7)	—	—	(38.7)
Issuance of common stock - acquisition	—	—	—	(10.1)	—	151.3	141.2
Amortization of stock compensation expenses	—	—	18.8	—	—	(12.5)	6.3
Employee stock purchase plan	—	—	0.8	—	—	—	0.8
March 31, 2020	$525.0	$1.6	$6,873.3	$1,552.1	$66.8	$(3,158.0)	$5,860.8

December 31, 2018	$325.0	$1.6	$6,810.8	$1,924.4	$(178.3)	$(2,936.9)	$5,946.6
Net income	—	—	—	118.9	—	—	118.9
Other comprehensive income, net of tax	—	—	—	—	53.1	—	53.1
Dividends paid ($0.25 per Common Share)	—	—	—	(25.7)	—	—	(25.7)
Share repurchases	—	—	—	—	—	(179.7)	(179.7)
Amortization of stock compensation expenses	—	—	13.7	—	—	(18.1)	(4.4)
Employee stock purchase plan	—	—	0.7	—	—	—	0.7
March 31, 2019	$325.0	$1.6	$6,825.2	$2,017.6	$(125.2)	$(3,134.7)	$5,909.5

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Quarters Ended March 31,
	2020	2019
Cash Flows from Operations
Net (loss) income	$(624.3)	$118.9
Adjustments to reconcile net (loss) income to net cash flows from operations:
Provision for credit losses	513.9	33.0
Depreciation on operating lease equipment	78.3	79.4
Amortization of stock compensation expenses	18.8	13.7
Net gain on asset sales and impairments on assets held for sale	(54.6)	(21.6)
Loss on debt extinguishment and deposit redemption	-	0.1
Provision for deferred income taxes	104.1	23.0
(Increase) decrease in loans held for sale	(57.9)	28.9
Goodwill impairment	344.7	—
Increase in other assets	(536.2)	(116.7)
Decrease in other liabilities	(159.3)	(71.9)
Other operating activities	28.0	18.8
Net cash flows (used in) provided by operations	(344.5)	105.6
Cash Flows from Investing Activities
Changes in loans, net	(1,403.3)	(651.9)
Purchases of investment securities and securities purchased under agreement to resell	(1,519.6)	(2,546.2)
Proceeds from sales and maturities of investment securities and securities purchased under agreement to resell	4,055.8	790.4
Proceeds from asset and receivable sales	171.6	126.3
Purchases of assets to be leased and other equipment	(280.9)	(102.4)
Proceeds from sale of OREO, net of repurchases	4.5	12.3
Purchase of bank owned life insurance	(50.0)	(155.0)
Acquisition, net of cash received	(727.1)	—
Other investing activities	—	11.2
Net cash flows provided by (used in) investing activities	251.0	(2,515.3)
Cash Flows from Financing Activities
Proceeds from the issuance of term debt and FHLB advances	1,700.0	—
Repayments of term debt, FHLB advances, and net settlements	(393.0)	(1,552.6)
Net increase in deposits	33.5	3,708.9
Repurchase of common stock	—	(179.7)
Dividends paid	(38.7)	(25.7)
Other financing activities	(189.5)	(18.5)
Net cash flows provided by financing activities	1,112.3	1,932.4
Effect of exchange rate changes on cash and cash equivalents	(5.9)	1.9
Increase (decrease) in cash, cash equivalents and restricted cash	1,012.9	(475.4)
Cash, cash equivalents, and restricted cash beginning of period	2,685.6	1,795.6
Cash, cash equivalents, and restricted cash end of period	$3,698.5	$1,320.2
Supplementary Cash Flow Disclosures
Interest paid	$(270.5)	$(277.8)
Federal, foreign, state and local income taxes refunded, net	1.3	0.9
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	52.3	98.0
Transfer of assets from held for sale to held for investment	12.5	0.7
Transfers of assets to OREO	0.3	9.0
Commitments extended during the period on affordable housing investment credits	12.5	20.0
Issuance of common stock - acquisition	141.2	—

The following tables shows a reconciliation of cash, cash equivalents and restricted cash on the Balance Sheet to that presented in the above Statements of Cash Flow.

	Quarters Ended March 31,
	2020	2019
Cash and due from banks, including restricted balances of $29.6 and $22.9 at March 31, 2020 and 2019, respectively	$220.7	$130.1
Interest-bearing cash, including restricted balances of $2.1 and $2.3 at March 31, 2020 and 2019, respectively	3,477.8	1,190.1
Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$3,698.5	$1,320.2

The accompanying notes are an integral part of these consolidated financial statements.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc., together with its subsidiaries (collectively "we", "our", "CIT" or the "Company"), is a bank holding company ("BHC") and a financial holding company ("FHC"). CIT was formed in 1908 and provides financing, leasing and advisory services, principally to middle-market companies in a wide variety of industries, primarily in North America. We also provide banking and related services to commercial and individual customers through our banking subsidiary, CIT Bank, N.A. ("CIT Bank" or the "Bank"), which includes a regional branch network of approximately 90 branches and its online bank.

CIT is regulated by the Board of Governors of the Federal Reserve System ("FRB") and the Federal Reserve Bank of New York ("FRBNY") under the U.S. Bank Holding Company Act of 1956, as amended. CIT Bank is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury ("OCC"). In addition, CIT Bank, as an insured depository institution, is supervised by the Federal Deposit Insurance Corporation (“FDIC”).

BASIS OF PRESENTATION

Basis of Financial Information

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial information and accordingly do not include all information and note disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The financial statements in this Form 10-Q, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of CIT’s financial position, results of operations and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019 ("2019 Form 10-K").

The accounting and financial reporting policies of CIT conform to GAAP and the preparation of the consolidated financial statements is in conformity with GAAP, which requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. Some of the more significant estimates include: Allowance for Credit Losses (“ACL”), realizability of deferred tax assets, and goodwill. Additionally, where applicable, the policies conform to accounting and reporting guidelines prescribed by bank regulatory authorities.

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

Discontinued Operations

There were no discontinued operations as of March 31, 2020 and December 31, 2019. See further discussion in Note 2 – Acquisition and Discontinued Operations.

Acquisition

On January 1, 2020, CIT acquired Mutual of Omaha Bank (“MOB”), the savings bank subsidiary of Mutual of Omaha Insurance Company and Omaha Financial Holdings, Inc. (“OFHI”) for approximately $1 billion in cash and stock (the “MOB Acquisition” or “MOB Transaction”).

The results for the quarter ended March 31, 2020 include the activity of MOB whereas no MOB activity for the comparable March 31, 2019 quarter is included. See further discussion in Note 2 – Acquisition and Discontinued Operations.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and Interagency Statement

On March 27, 2020, the CARES Act was signed into law. Section 4013 of the CARES Act gives financial institutions temporary relief from the accounting and disclosure requirements related to troubled debt restructurings (“TDRs”) under ASC 310-40 and past due and non-accrual reporting in certain situations. Under the CARES Act, banks may elect to deem that loan modifications do not result in TDRs if they are: (1) related to the novel coronavirus disease (“COVID-19”) pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency declared by the President under the National Emergencies Act with respect to COVID-19 (the “National Emergency”) or (B) December 31, 2020. With respect to past due and non-accrual

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

loans, the CARES Act provides that financial institutions are not expected to designate loans with payment accommodations granted due to COVID-19 as past due or non-accrual if they were current on the date used to determine borrower’s delinquency status for the purpose of providing the deferment.

Additionally, on April 7, 2020, a group of federal and state government banking agencies issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) (the “Interagency Statement”) that offers some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. The Interagency Statement indicates that a lender can conclude that a borrower is not experiencing financial difficulty if either (1) short-term (e.g., six months or less) modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented, or (2) the modification or deferral program is mandated by the federal government or a state government (e.g., a state program that requires all institutions within that state to suspend mortgage payments for a specified period). The Interagency Statement interprets, but does not suspend, ASC 310-40 as any loan modification made in response to the COVID-19 pandemic that meets either of these practical expedients would not be considered a TDR because the borrower is not experiencing financial difficulty. As provided for under the CARES Act, a financial institution may account for an eligible loan modification either under Section 4013 or in accordance with ASC Subtopic 310-40. The Interagency Statement provides that with respect to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral, and that “each financial institution should refer to the applicable regulatory reporting instructions, as well as its internal accounting policies, to determine if loans to stressed borrowers should be reported as non-accrual assets in regulatory reports.” However, during the short-term arrangements discussed in the Interagency Statement, these current loans generally should not be reported as non-accrual.

CIT intends to apply the TDR provisions of the CARES Act on a product-type basis, or on a loan-by-loan basis, for eligible loan modifications. For eligible loans for which the CARES Act is not applied, CIT intends to follow the applicable guidance of the Interagency Statement. For such deferrals, CIT has elected to continue to recognize interest income (at a modified effective rate) subject to consideration of whether the loan should be placed on non-accrual status.

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are included in the Company's 2019 Form 10-K. Effective January 1, 2020, CIT changed its accounting policy for the measurement of credit losses on financial instruments resulting from the adoption of ASU 2016-13 Financial Instruments — Credit Losses (Topic 326), and subsequent related Accounting Standards Updates ("ASUs"). There were no other material changes to policies during the three months ended March 31, 2020. In addition to the Company’s adoption of the new credit losses standard outlined below, refer to the Other Newly Adopted Accounting Standards section for other ASUs adopted in the three months ended March 31, 2020.

ASU 2016-13 Financial Instruments – Credit Losses (Topic 326)

On January 1, 2020, CIT adopted ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs. Topic 326 introduces a forward-looking “expected loss” model (the “Current Expected Credit Losses” or “CECL” model) to estimate credit losses over the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under legacy GAAP. Estimates of expected credit losses (“ECL”) under the CECL model are based on relevant information about past events, current conditions, and reasonable and supportable forecasts regarding the collectability of reported amounts. The CECL model is applicable to financial assets measured on an amortized cost basis. It also applies to off-balance sheet credit exposures where CIT has contractual obligations to extend credit and such obligations are not unconditionally cancelable by CIT. In addition, Topic 326 amends accounting for available-for-sale (“AFS”) debt securities to incorporate an allowance, which allows for reversals of impairment losses if the credit of an issuer improves. Such changes require credit losses to be presented as an allowance rather than as a write-down on AFS debt securities that management does not intend to sell or for which the Company believes it is “more likely than not” that it will not be required to sell.

ASU 2016-13 was adopted using a modified-retrospective approach with a cumulative-effect adjustment to the opening balance of retained earnings. As of January 1, 2020, retained earnings was decreased by $82.4 million due to the adoption of this new standard. Comparative prior period financial information was not adjusted and will continue to be reported under previously applicable accounting guidance.

Allowance Methodology

Topic 326 requires estimating and recognizing expected credit losses over the remaining expected life for applicable financial assets. However, the standard does not prescribe a specific credit loss methodology, requiring CIT to use judgment in determining the relevant information and estimation methods that are appropriate, as long as they are applied consistently over time. Determining an appropriate ACL requires significant judgment that may change based on management’s ongoing process for analyzing the credit quality of the Company’s loan portfolio.

Loans are first bifurcated between commercial and consumer loans. CIT then estimates the ACL for financial assets with similar risk characteristics on a collective basis. A financial asset is measured individually only if it does not share similar risk characteristics with other financial assets. The ACL for AFS debt securities is estimated by using the discounted cash flow method, which reflects the differences between the amortized cost basis and the present value of the principal and interest cash flows expected to be collected. The ACL for loans is estimated by using a method other than a discounted cash flow method, and therefore reflects CIT’s expected credit losses on the amortized cost basis of the financial assets as of the reporting date. The estimate of ACL is based on relevant information about past events, current conditions and reasonable and supportable

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

forecasts that affect the collectability of the reported amounts. CIT utilizes a forecast that extends over the contractual term of the loans, and which CIT considers reasonable and supportable for the life of the loan. This forecast uses historical information and takes into consideration current conditions and economic expectations before converging to a long-run trend.

The ACL is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net amount expected to be collected on the financial asset. At the reporting date, CIT records an ACL on the amortized cost of financial assets, including purchased financial assets. Any changes in the current estimate of the ACL from the estimated ACL previously recorded are reported in net income as provision for credit losses expense or reversal of provision for credit losses.

Amortized cost basis is defined as the amount at which a loan or investment is originated or acquired, adjusted for applicable accrued interest, accretion, or amortization of premium, discount, and net deferred fees or costs, collection of cash, write-offs, foreign exchange, and fair value hedge accounting adjustments.

Accrued interest is separately reported from the loan’s amortized cost basis as Accrued Interest Receivable within Other Assets. The total amount that is excluded from the amortized cost basis is disclosed in Note 3 – Loans. As permitted by CECL, the Company has elected not to measure an ACL for accrued interest receivable, rather, all previously accrued but uncollected interest is reversed and charged against interest income when an account is placed on non-accrual status (for commercial loans) or is contractually delinquent for 90 days or more (for consumer mortgages and small ticket commercial loans).

Commercial Loans

With respect to commercial loans, the Company monitors various factors, including expected and historical losses and levels of, and trends in, past due loans, non-performing assets, collateral values and economic conditions. These risk factors are considered when Commercial Loans are graded according to the Company’s internal rating system with respect to probability of default (“PD”) and loss given default (“LGD”) (severity). The PD and severity are derived through historical observations of default and subsequent losses within each risk grading. Credit quality indicators used in determining risk ratings are monitored and updated at least annually. CECL models are employed to develop a lifetime PD which is used to establish the ACL for financial assets that are measured on a collective basis. These models utilize external and internal historical loan performance data together with historical macroeconomic data to identify correlations and select macro variables such as unemployment rate and gross domestic product growth rate that would be appropriate predictors of loan losses in the future to determine the ACL. See Note 3 – Loans for additional information regarding credit quality indicators. For individually reviewed financial assets, see detail provided in the Individually Reviewed Loans section below.

Consumer Loans

With respect to consumer loans, there are two main single family residential (“SFR”) loan portfolios – a consumer lending mortgage portfolio that includes new business originations and purchases, and a run-off portfolio that was acquired in 2015 as part of the OneWest acquisition (within the LCM division). For SFR loans, the Company monitors loan performance metrics, including delinquency and non-accrual status, and credit quality risk indicators such as the Loan-to-Value Ratio (“LTV”) of the underlying collateral and the credit score developed by the Fair, Isaac and Company (the “FICO score”) of borrowers excluding government insured loans (refer to Zero Loss Assumption section below). LTV refers to the ratio comparing the loan's unpaid principal balance to the property's current collateral value as an indicator of the potential loss severity in the event of default. The Company periodically updates the property values of real estate collateral (for home equity and residential mortgages) to calculate current LTV ratios, adjusted based on home price indices compiled by the Case-Shiller Home Price Indices, or more often if events require (e.g., a loan secured by the collateral is placed on non-accrual). The Company examines LTV migration and stratifies LTV into categories to monitor the risk in the loan classes. The borrower’s current or “refreshed” FICO score, which is obtained at least quarterly, is a secondary credit quality indicator for certain loans, as FICO scores are an indication of the borrower’s credit payment history. Thus, a loan to a borrower with a low FICO score (less than 660) is considered to be of higher risk than a loan to a borrower with a higher FICO score. Further, a loan to a borrower with a high LTV ratio and a low FICO score is at greater risk of default than a loan to a borrower that has both a high LTV ratio and a high FICO score. For consumer loans that are evaluated collectively, ACL and cash flow projections are developed with models that utilize historical loan performance data together with historical macroeconomic data to identify correlations and select macro variables that would be appropriate in estimating future loan losses. The macroeconomic variables considered include measurements of the regional economy, home price changes and unemployment rates, which may have an impact on credit quality. Refer to Note 3 – Loans for additional information regarding credit quality. For individually reviewed financial assets, see detail provided in the Individually Reviewed Loans section below.

Purchased Credit Deteriorated (“PCD”) Financial Assets

PCD assets are acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by an acquirer’s assessment. A single asset can be deemed a PCD asset, or a group of assets acquired together that have similar risk characteristics can be classified as PCD assets. PCD assets are recorded at their purchase price plus the ACL expected at the time of acquisition, or “gross up” of the amortized cost basis. Day 1 ACL is established for these loans without an income statement effect. Any changes in the current estimate of the ACL after acquisition from the estimated ACL previously recorded are reported in net income as provision for credit losses expense or reversal of provision for credit losses in subsequent periods as they arise. A purchased financial asset that does not qualify as a PCD asset is accounted for similarly to originated assets, whereby an ACL is recognized with a corresponding increase to the income statement provision for credit losses.

Determining which assets meet the PCD definition requires management’s judgment as there is no definition provided for “more-than-insignificant deterioration in credit quality”. Credit deterioration attributes such as credit risk ratings, FICO score, delinquency status and other standard indicators (i.e., TDR, non-accrual status, charge-offs and bankruptcy) are used to classify

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

PCD assets either at the level of the individual asset or on the basis of a group or pool in an asset acquisition or business combination.

In terms of CIT’s former purchased credit-impaired loans (“PCI”) under ASC 310-30, the Company elected to transition from pool level to loan level by using the undiscounted expected cash flows for each asset within the pool to allocate the respective non-credit discount pursuant to ASC 326-20. PCI assets became PCD assets via the re-characterization of existing non-accretable discount as ACL using the undiscounted contractual cash flows method at the loan level with no equity impact at transition. In transitioning from PCI to PCD, accrued interest was recognized separately from the loan balance given the Company’s accounting policy election not to measure an ACL on accrued interest receivable within other assets.

Zero Loss Assumption

Measurement of expected credit losses is not required for a financial asset or group of financial assets if historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation of nonpayment of the amortized cost basis of zero. Government-insured consumer loans (e.g., Federal Housing Administration (“FHA”)), U.S. treasury securities, U.S. government agency issued securities and certain commercial agency securities are within the scope of the zero loss assumption under CECL given these securities have the highest credit ratings, a long history of no credit losses, and are guaranteed by high credit quality entities.

MOB Acquisition

In connection with the MOB Acquisition, the Company incorporated MOB’s financial assets into CIT’s CECL framework. CIT was required to record an allowance for non-PCD assets with a corresponding increase to the income statement provision for credit losses. For acquired PCD loans, an allowance was required with a corresponding increase to the amortized cost basis as of the acquisition date. For PCD loans where all or a portion of the loan balance has been previously written-off, or would be subject to write-off under CIT’s charge-off policy, the CECL allowance included as part of the grossed-up loan balance at acquisition was immediately written-off, resulting in a zero period-end allowance balance and no impact on the ACL rollforward.

Refer to Note 2 – Acquisition and Discontinued Operations for additional details.

Other Allowance Factors

With respect to loans transferred from held for investment (“HFI”) to assets held for sale (“AHFS”), prior to transfer to AHFS a write-down of the amortized cost basis is recognized with a charge to the provision for credit losses, to the extent the carrying value exceeds the fair value and the difference relates to credit quality. After the asset is transferred to AHFS, the amount by which the amortized cost basis exceeds fair value is accounted for as a valuation allowance in other income, and changes in valuation are included in the determination of net income of the period in which the change occurs.

With respect to loans transferred from AHFS to HFI, any valuation allowance previously recorded on the AHFS is reversed through earnings prior to the transfer. CIT then reclassifies the loan into HFI at its amortized cost basis (which is reduced by any previous charge-offs but excludes any valuation allowance). After transferring back into HFI, the loan is evaluated in accordance with CIT’s normal credit review policies with any necessary ACL recognized with a corresponding increase to the income statement provision for credit losses.

An approach similar to the ACL process is utilized to calculate the allowance for off-balance-sheet credit exposures related to unfunded loan commitments, letters of credit and deferred purchase agreements (“DPAs”). The allowance for off-balance-sheet credit exposures is maintained to absorb estimated credit losses related to these facilities and includes an assumption of the likelihood that funding will occur prior to an obligor defaulting. The allowance for off-balance-sheet credit exposures is recorded as a liability within other liabilities on the Consolidated Balance Sheets. Net adjustments to the allowance for off-balance-sheet credit exposures are included in the provision for credit losses.

A loan or lease is determined to be collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Collateral dependent loans and leases are recorded at their amortized cost basis. An ACL is established for an excess of amortized cost of collateral-dependent loans or leases over the fair value of the underlying collateral (less costs to sell, if applicable) at the reporting date. Collateral-dependent loans and leases are identified on a quarterly basis. The underlying collateral is primarily equipment and real estate.

CECL requires that entities do not extend the contractual term for expected extensions, renewals, and modifications unless it has a reasonable expectation at the reporting date that it will execute a TDR with the borrower. In addition, extension or renewal options (excluding those that are accounted for as a derivative) that are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the entity are considered when determining the contractual term of a loan. Under CIT’s allowance methodology, CIT defines a TDR as reasonably expected when the Company has identified and approved a TDR for commercial loans and when CIT as a Lender has approved the terms of a trial modification for a borrower experiencing financial difficulty (i.e., typically the beginning of the trial period) for consumer loans. Borrower extension options exist exclusively in the Real Estate Finance division. The amount of the reserve required for these contracts is affected by (1) the size of the portfolio with extension options at the discretion of the borrower; (2) the length and number of extensions for which the borrower is eligible, and (3) the probability the borrower will elect and qualify for the extension.

Past Due and Non-Accrual Loans

A loan is considered past due for financial reporting purposes if a default of contractual principal or interest exists for a period of 30 days or more. For consumer mortgage loans, under the Mortgage Bankers Association’s method of reporting delinquencies, a loan is delinquent if a monthly payment has not been received by the end of the day immediately preceding the loan’s next due

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

date. All other loans use a method of reporting delinquencies that considers a loan delinquent if a monthly payment has not been received by the close of business on the loan’s next due date. Past due loans consist of loans that are still accruing interest as well as loans on non-accrual status.

Loans are placed on non-accrual status when the financial condition of the borrower has deteriorated and payment in full of principal or interest is not expected or the scheduled payment of principal and interest has been delinquent for 90 days or more, unless the loan is both well secured and in the process of collection.

The Company elected that at the time a loan is placed on non-accrual status (for Commercial Loans) or is contractually delinquent for 90 days or more (for consumer mortgages and small ticket Commercial Loans), all previously accrued but uncollected interest is reversed and charged against interest income. All future interest accruals, as well as amortization of deferred fees, costs, purchase premiums or discounts are suspended if a loan is placed on non-accrual status. Subsequent interest received is applied to the outstanding principal balance until the account is collected, charged-off or returned to accrual status. Loans that are on cash basis non-accrual do not accrue interest income; however, payments designated by the borrower as interest payments may be recorded as interest income. To qualify for this treatment, the remaining recorded investment in the loan must be deemed fully collectable. Regarding payment deferrals granted due to COVID-19, as there are no contractual payments due during the deferral period, these loans will generally not be assessed as being past due or on non-accrual during the period of the deferral.

Individually Reviewed Loans

CECL guidance provides that a financial asset is measured individually if it does not share similar risk characteristics with other financial assets. For CIT, loans which are identified to be individually reviewed under CECL typically would have been evaluated individually as impaired loans using accounting guidance in effect in periods prior to the adoption of CECL.

Loans of $500 thousand or greater that are placed on non-accrual status are subject to periodic individual review by the Company’s problem loan management (“PLM”) function. The Company excludes certain loan portfolios from its individually reviewed loans disclosures as charge-offs are typically determined and recorded for such loans beginning at 90-150 days, depending on loan type, of contractual delinquency. These excluded loan portfolios include small-ticket loans, primarily in Business Capital, as well as short-term factoring receivables in Commercial Finance.

Charge-Offs on Loans

Charge-offs on loans are recorded after considering such factors as the borrower’s financial condition, the value of underlying collateral and guarantees (including recourse to dealers and manufacturers), and the status of collection activities. Such charge-offs are deducted from the carrying value of the related loans. This policy is largely applicable in the loan classes within Commercial Banking. In general, charge-offs of large ticket commercial loans ($500 thousand or greater) are determined based on the facts and circumstances related to the specific loan and the underlying borrower and the use of judgment by the Company. Charge-offs of small ticket commercial loans are recorded beginning at 90-150 days, depending on loan type, of delinquency.

Charge-offs of consumer loans are recorded beginning at 120 days of delinquency. The value of the underlying collateral will be considered when determining the charge-off amount if repossession is reasonably assured and in process.

Charge-offs on the Company’s loans are reflected in the provision for credit losses. Expected recoveries of amounts previously written off and expected to be written off are included in CIT’s loss estimates as decreases to the ACL and the provision for credit losses. In some circumstances, the ACL for a specific portfolio or loan may be negative because the amount expected to be collected, including expected recoveries, exceeds the financial asset’s amortized cost basis. The negative ACL is limited to the amounts previously written off and expected to be written off by the Company.

For acquired PCD loans where all or a portion of the loan balance had been charged off prior to acquisition, and for which active collection efforts are still underway, the CECL allowance included as part of the grossed-up loan balance at acquisition is immediately charged off if required by CIT’s existing charge off policy. Additionally, CIT is required to consider its existing policies in determining whether to charge off any financial assets, regardless of whether a charge-off was recorded by the predecessor company. The initial ACL recognized on PCD assets includes the gross-up of the loan balance reduced by immediate charge-offs for loans previously charged off by the predecessor company or which meet CIT’s charge-off policy on the date of acquisition. Charge-offs against the allowance related to such acquired PCD loans do not result in an income statement impact. See Note 4 – Allowance for Credit Losses for additional details.

Investments

Financial Assets with Collateral Maintenance Provisions

The Company has elected to measure the ACL by comparing the amortized cost basis of the financial asset with the fair value of collateral at the reporting date. Such financial assets include reverse repurchase agreements that are collateralized by securities. The Company marks the collateral assets for these transactions on a daily basis and any change, (e.g. decrease in value of collateral), results in additional collateral being called such that the Company is not exposed to default risk of the counterparty. The collateral placed or received are High Quality Liquid Securities. This election may result in an estimate of zero expected credit losses when the collateral levels are required to be adjusted and replenished to be always equal to or greater than the amortized cost basis of the financial assets. The fair value of collateral is reviewed at each reporting period to ensure zero loss assumption is appropriately applied.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Evaluating AFS Debt Securities for Credit Losses

An unrealized loss exists when the current fair value of an individual debt security is less than its amortized cost basis. Debt securities classified as AFS that are in an unrealized loss position, which the Company does not intend to sell or is not likely to be required to sell, are evaluated to determine whether the decline in fair value has resulted from credit losses or other factors at the individual security level, if they do not qualify for zero-loss assumption. If evidence of credit loss exists, the present value of expected cash flows is compared with the amortized cost basis and an allowance is recorded as a deduction from the security balance, with a corresponding increase in the provision for credit losses, limited by the amount that the fair value is less than the amortized cost basis. Non-credit related impairment losses are recorded in Other Comprehensive Income (“OCI”). Any changes in the current estimate of the ACL from the estimated ACL previously recorded are reported in net income as provision for credit losses expense or reversal of provision for credit losses. Losses are charged against the ACL when the uncollectibility of an AFS debt security is confirmed by management. Change in the ACL due to changes in time value is reported as provision for credit losses. If the Company intends to sell the debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, any existing ACL is written off and the amortized cost basis of the security is written down to the fair value at the reporting date with any incremental impairment reported in earnings.

Accrued Interest Receivable on AFS

The Company elected to present the accrued interest receivable balance separately within Other Assets. Accrued interest is excluded from both the fair value and the amortized cost basis of the AFS debt security for the purpose of identifying and measuring impairment. The Company elected not to measure an ACL for accrued interest receivable, rather, all previously accrued but uncollected interest is reversed and charged against interest income when the AFS security is deemed uncollectible by management.

Regulatory Capital

In March 2020, the OCC, FRB and Federal Deposit Insurance Corporation (“FDIC”) collectively issued an interim final rule on the Revised Transition of the Current Expected Credit Losses Methodology for Allowances (“Revised CECL Transition Rule”) for regulatory capital. See Note 13 – Regulatory Capital for more details.

Other Newly Adopted Accounting Standards

In addition to ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) outlined above, the following pronouncements were issued by the Financial Accounting Standards Board (“FASB”) and adopted by CIT as of January 1, 2020. Refer to Note 1 – Business and Summary of Significant Accounting Policies in 2019 Form 10-K for a detailed description of these pronouncements:

•

ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. The adoption of this standard did not have a material impact on CIT’s consolidated financial statements and disclosures.

•

ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The adoption of this standard did not have a material impact on CIT’s consolidated financial statements and disclosures.

Recent Accounting Pronouncements

The following accounting pronouncements were issued by the FASB but are not yet effective for CIT.

Standard	Summary of Guidance	Effect on CIT's Financial Statements

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting Issued March 2020

•The amendments in this update provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.

•The amendments in this update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.

•For contract modifications, the amendments provide the optional relief of accounting for the modification as a continuation of the existing contract without additional analysis. In addition, companies can consider embedded features to be clearly and closely related to the host contract without reassessment.

•For hedge accounting, entities can continue hedge accounting when certain critical terms of a hedging relationship change. Moreover, companies can perform some effectiveness assessments in ways that disregard certain potential sources of ineffectiveness.

•For held-to-maturity (“HTM”) debt securities, entities have the optional relief of one-time sale and/or transfer to AFS or trading for HTM debt securities that both reference an eligible reference rate and were classified as HTM before January 1, 2020.

•The ASU applies prospectively to contract modifications and hedging relationships.

•Entities can apply the amendments in this update as of the beginning of the interim period that includes March 12, 2020 (January 1, 2020 for calendar year-end companies) or any date thereafter. However, the guidance will only be available for a limited time (generally through December 31, 2022).

•The one-time election to sell and/or transfer debt securities classified as HTM may be made at any time after March 12, 2020.

•CIT is currently evaluating the timing of the election of this standard, and its impact on the Company’s consolidated financial statements and disclosures.

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

•Although CIT is currently evaluating the impact of this standard, the Company does not anticipate a material impact on its consolidated financial statements and disclosures.

NOTE 2 — ACQUISITION AND DISCONTINUED OPERATIONS

ACQUISITION

On January 1, 2020, CIT Bank acquired MOB, the savings bank subsidiary of Mutual of Omaha Insurance Company and OFHI, for approximately $1 billion in exchange for 100% of all outstanding shares of MOB common stock. The consideration was comprised of approximately $850 million in cash and approximately 3.1 million shares of CIT Group Inc. common stock (valued at approximately $141 million based on the closing market price on December 31, 2019, the last trading price before the acquisition).

The acquisition enhances CIT’s deposit and commercial banking capabilities, by adding a new channel of deposits related to homeowners’ associations (“HOA”) and enhances CIT’s middle-market commercial banking business through the addition of relationship banking teams and expanded product and technology solutions. The acquisition was accounted for as a business combination.

Assets acquired totaled approximately $8.6 billion, including $121.6 million of goodwill and $102.6 million of intangible assets and included $7.6 billion of assumed liabilities and 25 bank branches. The assets acquired, liabilities assumed and consideration exchanged were recorded at their preliminary estimated fair value on the acquisition date.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Consideration and Net Assets Acquired (dollars in millions)

Purchase price	$993.1
Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value
Assets
Cash and interest-bearing cash	$123.1
Investment securities	1,717.6
Loans	6,297.9
Other assets	199.5
Total assets	$8,338.1
Liabilities
Deposits	$6,992.9
Securities sold under agreements to repurchase	193.2
Other liabilities	93.1
Borrowings	290.0
Total liabilities	$7,569.2
Total fair value of identifiable net assets	768.9
Intangible assets	102.6
Goodwill	$121.6

The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows (that may reflect collateral values), market conditions at the time of the acquisition and other future events that are highly subjective in nature and may require adjustments. As of March 31, 2020, the final purchase price remains subject to true up adjustments pursuant to the Agreement and Plan of Merger which provides CIT the opportunity to review the seller’s final consolidated balance sheet as of the closing date, and the purchase price allocation and fair value measurements remain preliminary due to the timing of the acquisition. CIT continues to review information relating to events or circumstances existing at the acquisition date and expects to finalize its analysis of the acquired assets and assumed liabilities over the next few months, within one year of the acquisition. Management anticipates that this review could result in adjustments to the acquisition date valuation amounts presented herein but does not anticipate that these adjustments would be material.

Cash and interest-bearing cash

The Company acquired cash and interest-bearing cash of $123.1 million, which includes cash on deposit with the FRB and other banks, deposits in transit, vault cash and highly liquid money market investments with original maturities of three months or less. Given the short-term nature and insignificant risk of changes in value because of changes in interest rates, the carrying amount of the acquired cash and interest-bearing cash was determined to equal the fair value.

Investment securities

The Company acquired a portfolio of debt securities and other equity investments valued at approximately $1.7 billion as of the acquisition date. The debt securities portfolio contains U.S. Government guaranteed / sponsored agency commercial and residential mortgage-backed securities, private label asset-backed securities and state and municipal bonds. These securities are classified as AFS debt securities. The acquisition date fair value of the securities was based on third-party dealer quotes which reflect exit prices pursuant to the guidance on fair value measurement.

Loans

The acquired loan portfolio, with an aggregate unpaid principal balance (“UPB”) and a fair value of approximately $6.3 billion at the acquisition date, is comprised of various types of loan products. The loan portfolio has been bucketed considering similar risk characteristics and product types and was further segmented into a commercial loan portfolio and a consumer loan portfolio to align with CIT’s business segmentation. The following table presents the loan valuations by division in each segment.

Loans (dollars in millions)	UPB	Fair Value
Commercial Banking
Commercial Finance	$2,316.4	$2,249.4
Real Estate Finance	2,107.3	2,106.4
Consumer Banking
Consumer and Community Banking	1,926.7	1,942.1
Total loans	$6,350.4	$6,297.9

The acquired loan portfolios above were valued using the direct method under the income approach. The income approach derives an estimate of value based on the present value of the projected future cash flows of each loan using a discount rate that incorporates the relevant risks associated with the asset and time value of money. To perform the valuation, the loan portfolio was divided into approximately twenty cohorts based on risk characteristics, nature and collateral of the underlying loans and product type. The loan cohorts were further bifurcated for fixed and adjustable rate loans and then stratified based on credit risk rating for commercial loans and FICO scores for consumer loans. The key cash flow assumptions related to the above acquired loan portfolios were: prepayment rate, default rate, severity rate and discount rate, as applicable.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company applied the recovery approach to value the commercial loans identified as individually impaired loans. The fair value of the loans was estimated by discounting the estimated recovery amount to be collected at the selected discount rate through the expected liquidation timeline of each loan. The discount rate and liquidation timeline were selected based on market observations for these types of assets.

The table below summarizes the key valuation input assumptions by division for the acquired loans, excluding the individually impaired loans:

	Discount Rate		Severity Rate		Prepayment Rate		Default Rate
Loan portfolio	Range	Weighted Avg.	Range	Weighted Avg.	Range	Weighted Avg.	Range	Weighted Avg.
Commercial Banking
Commercial Finance	3.25% -15.50%	4.33%	15.00% - 60.00%	18.59%	1.25% - 26.75%	17.99%	0.25% - 7.00%	1.90%
Real Estate Finance	3.25% - 5.50%	3.86%	15.00% - 30.00%	18.37%	0.50% - 26.75%	17.77%	0.10% - 7.00%	2.67%
Consumer Banking
Consumer and Community Banking	2.50% - 6.75%	3.42%	5.00% - 35.00%	9.95%	1.50% - 30.0%	21.93%	0.05% - 7.00%	0.33%

Goodwill and intangible assets

The goodwill recorded is attributable to advancing CIT’s bank deposit strategy by establishing a leading market share in HOA banking, improving CIT’s competitive position in the financial services industry, and the related synergies that are expected to result from the acquisition. The $121.6 million of preliminary goodwill recorded represents the excess of the purchase price over the estimated fair value of the net assets acquired by CIT, including intangible assets. See Note 18 – Goodwill and intangible assets for a description of goodwill recognized. Goodwill related to this transaction is deductible for income tax purposes.

The following table presents the intangible assets recorded in conjunction with the MOB Transaction related to the valuation of core deposits, customer relationships and trade name.

Intangible Assets (dollars in millions)	Fair Value	Estimated Useful Life	Amortization Method
Core deposit intangibles	$96.1	10 years	Straight line
Customer relationships	3.5	10 years	Accelerated
Trade name	3.0	10 years	Straight line
Total intangible assets	$102.6

•

Core Deposit Intangibles — Certain core deposits were acquired as part of the transaction, which provide an additional source of funds for CIT. The core deposit intangibles represent the costs saved by CIT by acquiring the core deposits and not needing to source the funds elsewhere. This intangible was valued using the income approach: after-tax cost savings method.

•

Customer Relationships — Certain customer relationships were acquired as part of the transaction related to the various MOB product offerings. These relationships include those that are both consumer and commercial based, as well as those related to Community Association Banking (“CAB”) products. The acquired customer relationships were valued using the income approach: multi-period excess earnings method.

•

Trade Name — CIT acquired the CAB name, which is commercially recognized and expected to drive value for the HOA business. The acquired trade name was valued using the income approach: relief from royalty method.

See Note 18 – Goodwill and Intangible assets for further discussion of the accounting for goodwill and other intangible assets.

Other assets

Other assets of $199.5 million include $45.5 million of Right of Use (“ROU”) assets related to the application of ASC 842, $23.9 million of equity investments, $19.9 million of fair value on derivative instruments, $16.0 million of accrued interest receivable on loans, $14.9 million of property, furniture and fixtures, $12.5 million of technology assets, $10.3 million of Mortgage Servicing Rights (“MSR”) and $56.6 million of other assets.

As of the acquisition date, MOB held investments in certain restricted equity, low income housing tax credits (“LIHTC”), equity equivalents in not for profits, limited partner interests in CRA funds and FHLB Stock. The fair value of the LIHTC investments considered the ongoing equity installments that are regularly allocated to each of the underlying tax credit funds comprising the LIHTC Investments, along with changes to projected tax benefits and the impact this has on future capital contributions, and an appropriately determined discount rate. At acquisition, MOB also held equity interests in four limited partnerships, which have been valued using the net asset value (“NAV”) published by each fund.

The acquisition included various property, furniture and fixtures inclusive of leasehold improvements. CIT considered the income, market and cost approaches in estimating the fair value of the property, furniture and fixtures. Leasehold improvements, machinery and equipment and computer software were valued under the cost approach. Computer hardware was valued using

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

the percent of cost method under the market approach. Office furniture and equipment were valued under market and cost approaches. The fair value of the property, furniture and fixtures was estimated at $14.9 million. In addition, certain acquired technologies used to carry out day-to-day business activities were valued using the cost replacement method resulting in an assessed value of $12.5 million.

The Company acquired MSRs, which represent a contract for the right to receive future revenue associated with the servicing of financial assets and thus are considered a non-financial asset. The estimated fair value of the MSRs was valued under the income approach using the discounted cash flow model which utilizes certain key assumptions including prepayment speed, discount rates and cost to service.

Deposits

Deposits of $7.0 billion includes $1.2 billion of certificate of deposits (“CDs”), which allow depositors to lock in interest rates for varying periods of time, and $5.8 billion of deposits with no stated maturities. CDs had contractual maturities ranging from 30 days to 5 years. These deposits were valued using the indirect method of the income approach, which is based on discounting the cash flows associated with the CDs. Value under the indirect method was a function of the projected contractual cash flows of the CDs and a credit adjusted discount rate, as observed from similar risk instruments. In order to best capture the features and risks of the CDs, they were grouped along two dimensions; maturity groups, based on the remaining fixed term of the deposits (e.g., 0 to 1 year, 1 to 2 years, etc.), and balance (e.g., less than $100,000 and greater than or equal to $100,000).

The valuation of term deposits resulted in a purchase accounting adjustment (“PAA”) premium of $14.3 million. For non-maturity deposits (primarily checking, savings and money market deposits), the fair value was assumed to equal the carrying value, therefore no PAA was recorded.

Securities sold under agreement to repurchase

Securities sold under agreements to repurchase (“Repos”) of $193.2 million were accounted for as collateralized financing transactions as the terms of sale agreements do not qualify for sale accounting and are therefore recorded at the amount of cash received. Accrued interest payables are recorded in Other liabilities. Interest incurred is recorded in Interest expense. Repos are collateralized by securities reported as assets on the condensed Consolidated Balance Sheets. The fair value of collateral is monitored daily and additional collateral is provided or excess collateral is returned for margin maintenance purposes. All Repos were overnight and collateralized by securities issued or guaranteed by U.S. government/sponsored agencies. Given that the Repos mature each business day, the carrying values were assumed to approximate the fair value.

Borrowings

Borrowings reflects the Federal Home Loan Bank (“FHLB”) advances of $290.0 million. The fair value is assumed to be equal to the outstanding balance since these advances mature the next day with the interest rate set to the overnight market rate.

Other liabilities

Other liabilities of $93.1 million includes lease liabilities related to the application of ASC 842 Leases, various amounts accrued for compensation related costs and other payables.

Unaudited Pro Forma Information

The amount of MOB interest income, non-interest income and net loss of $74.7 million, $14.1 million and $92.6 million, respectively, were included in CIT’s Consolidated Income Statement for the quarter ended March 31, 2020.The MOB net loss includes $44.8 million of MOB Day 1 provision for credit losses related to the non-PCD loans. Upon integrating MOB, complete separate records for MOB as a stand-alone business will not be maintained as the operations will be fully integrated into CIT. MOB’s interest income, non-interest income and net income noted above reflect management’s best estimates, based on information available at the reporting date.

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the quarters ended March 31, 2020 and 2019 as if MOB had been acquired on January 1, 2019. The unaudited estimated pro forma information combines the historical results of MOB with the Company’s consolidated historical results and includes certain adjustments for the respective periods. The key adjustments made to reflect the pro forma results as if the acquisition occurred on January 1, 2019 are the (a) removal of the MOB Day 1 provision for credit losses noted above; (b) transfer of $17.1 million of merger and integration costs from 2020 to 2019; and (c) inclusion of estimated PAA on interest income and interest expense and the recording of intangible asset amortization in 2019. CIT expects to achieve operating cost savings and other business synergies as a result of the acquisition that are not reflected in the pro forma amounts that follow. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2019. Therefore, actual results may differ from the unaudited pro forma information presented and the differences could be significant.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Selected Unaudited Pro Forma Financial Information for Consolidated CIT (dollars in millions)

	Quarters Ended March 31,
	2020	2019
Interest income	$513.6	$601.1
Non-interest income	340.4	318.9
Net (loss) income	$(577.1)	$127.0

DISCONTINUED OPERATIONS

There were no discontinued operations as of March 31, 2020 and December 31, 2019. Loss from discontinued operations of $0.3 million reflects the activities of the Business Air and Financial Freedom businesses for the quarter ended March 31, 2019. Net cash flows used in operations totaled $5.1 million and net cash provided by investing activities totaled $23.4 million for the quarter ended March 31, 2019. See the Company’s 2019 Form 10-K, Note 2 – Discontinued Operations, for further information.

NOTE 3 — LOANS

The following tables and data as of March 31, 2020 include the loan balances acquired in the MOB Transaction, which were recorded at fair value on the acquisition date. See Note 2 — Acquisition and Discontinued Operations for further information.

Unless otherwise noted, loans held for sale are not included.

Loans by Product (dollars in millions)

	March 31, 2020	December 31, 2019
Commercial loans	$28,445.3	$22,765.1
Financing Leases and Leverage Leases	2,251.5	2,254.4
Total commercial	30,696.8	25,019.5
Consumer loans	7,833.6	5,979.4
Total loans	$38,530.4	$30,998.9

The following table presents loans by segment, based on obligor location:

Loans (dollars in millions)

	March 31, 2020			December 31, 2019
	Domestic	Foreign	Total	Domestic	Foreign	Total
Commercial Banking	$28,414.2	$1,608.5	$30,022.7	$22,866.0	$1,527.4	$24,393.4
Consumer Banking(1)	8,507.7	—	8,507.7	6,605.5	—	6,605.5
Total	$36,921.9	$1,608.5	$38,530.4	$29,471.5	$1,527.4	$30,998.9
(1)

The Consumer Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration ("SBA") loans. These loans are excluded from the Consumer loan balances and included in the Commercial loan balances in product related tables in this note.

The following table presents selected components of the net investment in loans:

Components of Net Investment (dollars in millions)

	March 31,	December 31,
	2020	2019
Unearned income	$(440.2)	$(430.0)
Unamortized premiums / (discounts)	(550.4)	30.0
Accretable yield on PCI loans	—	(745.4)
Net unamortized deferred costs and (fees)(1)	49.7	50.9

(1)        Due to CECL, accretable yield is eliminated. At December 31, 2019, accretable yield on PCI loans were shown as a separate component of net investment.

Certain of the following tables present credit-related information at the “class” level. A class is generally a disaggregation of a portfolio segment. In determining the classes, CIT considered the loan characteristics and methods it applies in monitoring and assessing credit risk and performance.

Credit Quality Information

Management monitors credit quality of commercial loans based upon risk rating consistent with bank regulatory guidance and consumer loans based upon LTV and FICO score. The following table summarizes commercial loans disaggregated by year of origination and by risk rating. The consumer loan LTV ratios and FICO scores by year of origination are also presented below. In accordance with CIT’s policy election not to measure an ACL for accrued interest, accrued interest receivable (within other assets) is separately reported from the loan’s amortized cost basis. Following the Company’s adoption of CECL, prior period risk rating disclosures were not conformed to current disclosure requirements and will continue to be reported under previously applicable accounting guidance.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Commercial Loans — Risk Rating by Class (dollars in millions)

								Revolving
								Loans
								Converted
							Revolving	to Term
							Loans	Loans
March 31, 2020	Term Loans Amortized Cost Basis by Origination Year						Amortized	Amortized
						2015 &	Cost	Cost
Grade	2020	2019	2018	2017	2016	Prior	Basis	Basis	Total(1)
Commercial Finance
Pass	$2,714.0	$3,256.1	$2,903.2	$1,080.7	$518.6	$1,350.1	$3,572.5	$98.2	$15,493.4
Special Mention	54.2	68.1	86.7	54.0	27.7	139.6	257.2	5.8	693.3
Classified-accrual	27.8	18.9	27.2	152.3	69.0	238.3	241.7	1.6	776.8
Classified-non-accrual	—	—	58.5	15.6	30.8	82.3	42.6	—	229.8
Total Commercial Finance	2,796.0	3,343.1	3,075.6	1,302.6	646.1	1,810.3	4,114.0	105.6	17,193.3
Real Estate Finance
Pass	574.1	2,300.8	1,712.7	907.6	789.7	909.7	56.6	—	7,251.2
Special Mention	—	109.0	59.0	167.6	26.4	49.0	—	—	411.0
Classified-accrual	—	3.2	9.0	28.6	3.6	8.8	—	—	53.2
Classified-non-accrual	—	—	0.3	—	—	1.2	—	—	1.5
Total Real Estate Finance	574.1	2,413.0	1,781.0	1,103.8	819.7	968.7	56.6	-	7,716.9
Business Capital
Pass	564.4	1,845.7	1,192.0	546.3	230.1	70.4	18.0	0.6	4,467.5
Special Mention	16.9	98.8	83.3	38.7	23.9	4.0	—	—	265.6
Classified-accrual	8.9	87.2	83.4	46.6	20.5	6.4	—	—	253.0
Classified-non-accrual	0.1	13.9	17.4	23.3	7.7	3.3	—	—	65.7
Total Business Capital	590.3	2,045.6	1,376.1	654.9	282.2	84.1	18.0	0.6	5,051.8
Rail
Pass	—	0.9	—	—	3.2	56.6	—	—	60.7
Total Rail	—	0.9	—	—	3.2	56.6	—	—	60.7
Commercial Banking
Pass	$3,852.5	$7,403.5	$5,807.9	$2,534.6	$1,541.6	$2,386.8	$3,647.1	$98.8	$27,272.8
Special Mention	71.1	275.9	229.0	260.3	78.0	192.6	257.2	5.8	1,369.9
Classified-accrual	36.7	109.3	119.6	227.5	93.1	253.5	241.7	1.6	1,083.0
Classified-non-accrual	0.1	13.9	76.2	38.9	38.5	86.8	42.6	—	297.0
Total Commercial Banking	3,960.4	7,802.6	6,232.7	3,061.3	1,751.2	2,919.7	4,188.6	106.2	30,022.7
Consumer Banking - Consumer and Community Banking (Primarily SBA Loans)
Pass	50.4	202.3	118.5	90.7	62.9	90.8	10.0	—	625.6
Special Mention	—	1.0	2.0	0.5	—	3.0	—	—	6.5
Classified-accrual	—	1.4	7.6	8.8	6.0	17.2	0.3	—	41.3
Classified-non-accrual	—	—	—	0.2	—	0.5	—	—	0.7
Total Consumer Banking	50.4	204.7	128.1	100.2	68.9	111.5	10.3	-	674.1
Total	$4,010.8	$8,007.3	$6,360.8	$3,161.5	$1,820.1	$3,031.2	$4,198.9	$106.2	$30,696.8
(1)	Amortized cost excludes accrued interest receivable of $59.3 million that is included in other assets.

Commercial Loans — Risk Rating by Class (dollars in millions)

Grade:	Pass	Special Mention	Classified- accrual	Classified- non-accrual	PCI Loans(1)	Total
December 31, 2019
Commercial Banking
Commercial Finance	$12,601.1	$450.7	$614.3	$246.7	$—	$13,912.8
Real Estate Finance	5,007.0	341.0	6.3	0.4	27.8	5,382.5
Business Capital	4,527.5	233.1	217.0	60.9	—	5,038.5
Rail	59.6	—	—	—	—	59.6
Total Commercial Banking	22,195.2	1,024.8	837.6	308.0	27.8	24,393.4
Consumer Banking
Consumer and Community Banking - Primarily SBA Loans	589.6	2.4	33.9	0.2	—	626.1
Total Consumer Banking	589.6	2.4	33.9	0.2	—	626.1
Total	$22,784.8	$1,027.2	$871.5	$308.2	$27.8	$25,019.5
(1)	PCI Loans had $20.7 million of non-criticized loans and $7.1 million of criticized loans (special mention or classified).

The following table provides a summary of the consumer loan LTV distribution and the covered loans held for investment

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

balances for primarily single-family residential (“SFR”) mortgage loans. The average LTV was 61% and 63% for the total consumer loans included below at March 31, 2020 and December 31, 2019, respectively.

Following the Company’s adoption of CECL, the comparative prior period financial information was not adjusted for the Consumer Loan LTV Distribution and will continue to be reported under previously applicable accounting guidance.

Consumer Loan LTV Distribution (dollars in millions)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans Amortized Cost
LTV Range	2020	2019	2018	2017	2016	2015 & Prior	Basis	Basis	Total (4)
As of March 31, 2020
Legacy Consumer Mortgages
Greater than 125%	$—	$—	$—	$—	$—	$57.4	$—	$0.4	$57.8
101% – 125%	—	—	—	—	—	94.3	—	1.1	95.4
80% – 100%	—	—	—	—	—	303.4	—	4.7	308.1
Less than 80%	—	—	—	—	—	1,553.4	—	26.9	1,580.3
Government-guaranteed (1)	—	—	—	—	—	23.8	—	—	23.8
No LTV available (2)	—	—	—	—	—	3.8	—	23.2	27.0
Total Legacy Consumer Mortgages	—	—	—	—	—	2,036.1	—	56.3	2,092.4
Consumer and Community Banking
Greater than 125%	—	—	—	—	—	—	0.4	—	0.4
80% – 100%	15.2	68.5	26.5	3.3	0.3	1.7	3.0	—	118.5
Less than 80%	338.2	1,636.0	880.7	807.9	507.8	1,156.9	15.3	9.2	5,352.0
Government-guaranteed (1)	0.8	50.1	23.0	92.8	11.1	8.4	—	—	186.2
No LTV available (2)	0.1	0.1	0.1	0.4	0.2	5.8	44.3	9.8	60.8
No LTV required (3)	—	1.3	1.1	0.5	0.9	15.4	4.1	—	23.3
Total Consumer and Community Banking	354.3	1,756.0	931.4	904.9	520.3	1,188.2	67.1	19.0	5,741.2
Total Consumer Loans (4)	$354.3	$1,756.0	$931.4	$904.9	$520.3	$3,224.3	$67.1	$75.3	$7,833.6

(1) Represents loans with principal repayments insured by the FHA and U.S. Department of Veterans Affairs (“VA”).

(2) Represents primarily junior lien loans for which LTV is not available.

(3) Represents overdrafts, personal line of credit and third-party guaranteed loans with servicer recourse option for which LTV is not required.

(4) Amortized cost excluded accrued interest receivable of $24.5 million that was included in other assets.

Consumer Loan LTV Distribution (dollars in millions)

	Covered Loans (2)		Non-covered Loans		Total Consumer
LTV Range	Non-PCI	PCI	Non-PCI	PCI	Loans
December 31, 2019
Greater than 125%	$—	$2.8	$5.2	$53.2	$61.2
101% – 125%	—	8.5	6.6	93.0	108.1
80% – 100%	0.3	48.1	183.4	239.3	471.1
Less than 80%	307.5	234.3	4,225.5	570.6	5,337.9
Not Applicable(1)	—	—	1.1	—	1.1
Total	$307.8	$293.7	$4,421.8	$956.1	$5,979.4
(1)	Certain Consumer Loans do not have LTV's.
(2)

Covered loans at December 31, 2019 are limited to loans with indemnifications provided by the FDIC under loss share agreements (“LSA”) related to the First Federal and La Jolla transactions described below.

The SFR amounts represent the carrying value, which differ from unpaid principal balances, and include the unamortized premiums or discounts. Prior to March 31, 2020, certain consumer SFR loans are “covered loans” for which the Company can be reimbursed for a portion of certain future losses with indemnifications provided by the FDIC under LSAs. At December 31, 2019, the covered loans relate to the FDIC-assisted transactions of First Federal Bank of California in December 2009 (“First Federal Transaction”) and La Jolla Bank, FSB in February 2010 (“La Jolla Transaction”) with the indemnification period ending in December 2019 and February 2020, respectively. As of March 31, 2020, all of the LSAs have expired and there are no covered loans.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides a summary of the FICO score distribution for consumer loans by origination year and revolving loans. The average FICO score was 752 and 751 for the total consumer loans included below at March 31, 2020 and December 31, 2019, respectively.

Current FICO Score Distribution (dollars in millions)

	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans Amortized Cost	Revolving Loans Converted to Term Loans Amortized Cost
Current FICO Score	2020	2019	2018	2017	2016	2015 & Prior	Basis	Basis	Total (4)
As of March 31, 2020
Legacy Consumer Mortgages
Greater than or equal to 730	$—	$—	$—	$—	$—	$784.6	$—	$24.3	$808.9
Greater than or equal to 660 and less than 730	—	—	—	—	—	639.5	—	18.4	657.9
Less than 660	—	—	—	—	—	538.3	—	13.0	551.3
Government-guaranteed (1)	—	—	—	—	—	23.8	—	-	23.8
No FICO score available (2)	—	—	—	—	—	49.9	—	0.6	50.5
Total Legacy Consumer Mortgages	—	—	—	—	—	2,036.1	—	56.3	2,092.4
Consumer and Community Banking
Greater than or equal to 730	306.7	1,460.3	786.7	741.9	452.9	931.4	46.8	12.9	4,739.6
Greater than or equal to 660 and less than 730	45.7	229.5	105.7	59.3	45.9	151.1	12.6	3.7	653.5
Less than 660	1.0	13.7	13.6	8.4	8.0	60.7	4.4	2.3	112.1
Government-guaranteed (1)	0.8	50.1	23.0	92.8	11.1	8.4	—	—	186.2
No FICO score available (2)	—	1.5	1.4	2.0	1.5	21.4	2.2	0.1	30.1
FICO score not required (3)	0.1	0.9	1.0	0.5	0.9	15.2	1.1	—	19.7
Total Consumer and Community Banking	354.3	1,756.0	931.4	904.9	520.3	1,188.2	67.1	19.0	5,741.2
Total Consumer Loans (4)	$354.3	$1,756.0	$931.4	$904.9	$520.3	$3,224.3	$67.1	$75.3	$7,833.6

(1)     Represents loans with principal repayments insured by the FHA and VA.

(2)     Represents loans with no FICO score available due to borrower bankruptcy or limited credit history.

(3)     Represents overdrafts, personal lines of credit and third-party guaranteed loans with servicer recourse option for which FICO score is not required.

(4)     Amortized cost excluded accrued interest receivable of $24.5 million that was included in other assets.

Current FICO Score Distribution (dollars in millions)

	Covered Loans(3)		Non-covered Loans		Total Consumer
FICO Range	Non-PCI	PCI	Non-PCI	PCI	Loans
December 31, 2019
Legacy Consumer Mortgages
Greater than or equal to 730	$202.2	$98.6	$320.0	$252.5	$873.3
Greater than or equal to 660 and less than 730	71.3	98.8	123.2	324.7	618.0
Less than 660	16.8	89.8	51.0	370.5	528.1
Government-guaranteed (1)	—	—	24.5	—	24.5
No FICO score available (2)	17.5	6.5	5.2	8.4	37.6
Total Legacy Consumer Mortgages	307.8	293.7	523.9	956.1	2,081.5
Consumer and Community Banking
Greater than or equal to 730	—	—	3,319.0	—	3,319.0
Greater than or equal to 660 and less than 730	—	—	332.6	—	332.6
Less than 660	—	—	29.6	—	29.6
Government-guaranteed (1)	—	—	193.8	—	193.8
No FICO score available	—	—	21.8	—	21.8
FICO score not required(2)	—	—	1.1	—	1.1
Total Consumer and Community Banking	—	—	3,897.9	—	3,897.9
Total Consumer Banking	$307.8	$293.7	$4,421.8	$956.1	$5,979.4

(1)     Represents loans with principal repayments insured by the FHA.

(2)        Represents overdrafts for which FICO score is not required.

(3)        Covered loans at December 31, 2019 are limited to loans with indemnifications provided by the FDIC under the LSA related to the First Federal and La Jolla transactions.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

As of March 31, 2020 and December 31, 2019, there was no remaining amount of negative amortization contractually permitted on consumer loans with terms that permitted negative amortization.

Past Due and Non-accrual Loans—

For additional information on reporting of past due and non-accrual loans, see discussion of the CARES Act and Interagency Statement in Note 1 – Business and Summary of Significant Accounting Policies.

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Loans - Delinquency Status (dollars in millions)

	Past Due			Total
	30-59	60-89	90 or more	Past Due	Current	PCI Loans (1)	Total (2)
March 31, 2020
Commercial Banking
Commercial Finance	$70.7	$1.8	$60.9	$133.4	$17,059.9	$—	$17,193.3
Real Estate Finance	21.0	1.5	0.9	23.4	7,693.5	—	7,716.9
Business Capital	129.3	34.1	25.2	188.6	4,863.2	—	5,051.8
Rail	—	—	—	—	60.7	—	60.7
Total Commercial Banking	221.0	37.4	87.0	345.4	29,677.3	—	30,022.7
Consumer Banking
Legacy Consumer Mortgages	120.1	25.2	59.7	205.0	1,887.4	—	2,092.4
Consumer and Community Banking	42.3	5.6	10.3	58.2	6,357.1	—	6,415.3
Total Consumer Banking	162.4	30.8	70.0	263.2	8,244.5	—	8,507.7
Total	$383.4	$68.2	$157.0	$608.6	$37,921.8	$—	$38,530.4
December 31, 2019
Commercial Banking
Commercial Finance	$58.7	$27.8	$49.0	$135.5	$13,777.3	$—	$13,912.8
Real Estate Finance	0.6	46.6	—	47.2	5,307.5	27.8	5,382.5
Business Capital	113.8	35.0	22.0	170.8	4,867.7	—	5,038.5
Rail	—	—	—	—	59.6	—	59.6
Total Commercial Banking	173.1	109.4	71.0	353.5	24,012.1	27.8	24,393.4
Consumer Banking
Legacy Consumer Mortgages	15.5	3.3	17.7	36.5	795.2	1,249.8	2,081.5
Consumer and Community Banking	16.4	3.3	7.6	27.3	4,496.7	—	4,524.0
Total Consumer Banking	31.9	6.6	25.3	63.8	5,291.9	1,249.8	6,605.5
Total	$205.0	$116.0	$96.3	$417.3	$29,304.0	$1,277.6	$30,998.9
(1)

Before the adoption of CECL, PCI loans were categorized separately, as the balances represent an estimate of cash flows deemed to be collectible and therefore were not subject to past due or non-accrual status classification. Although these former PCI (now PCD) loans may have been contractually past due, we expected to fully collect the carrying values. As of March 31, 2020, total past due included $172.6 million of PCD loans previously excluded as PCI loans (within LCM), of which $44.0 million are 90 days or more past due.

(2)	The $1.6 billion of PCD loans were included in the total balance as of March 31, 2020.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth non-accrual loans, assets received in satisfaction of loans (OREO and repossessed assets) and loans 90 days or more past due and still accruing.

Loans on Non-Accrual Status (dollars in millions) (2)(3)

	December 31, 2019	Legacy CIT(6) CECL Adoption	MOB Acquisition	January 1, 2020	March 31, 2020	With No Allowance Recorded(4)
Commercial Banking
Commercial Finance(1)	$246.7	$—	$61.1	$307.8	$229.8	$35.1
Business Capital	60.9	—	—	60.9	65.7	4.4
Real Estate Finance	0.4	0.6	—	1.0	1.5	—
Total Commercial Banking	308.0	0.6	61.1	369.7	297.0	39.5
Consumer Banking
Consumer and Community Banking	4.0	—	7.2	11.2	7.0	2.1
Legacy Consumer Mortgages(5)	14.3	81.6	—	95.9	77.8	10.4
Total Consumer Banking	18.3	81.6	7.2	107.1	84.8	12.5
Total	$326.3	$82.2	$68.3	$476.8	$381.8	$52.0
Repossessed assets and OREO	20.1				20.6
Total non-performing assets	$346.4				$402.4
Commercial loans past due 90 days or more accruing	25.6				7.4
Consumer loans past due 90 days or more accruing	11.3				11.5
Total accruing loans past due 90 days or more	$36.9				$18.9
(1)

Factored receivables within our Commercial Finance division do not accrue interest and therefore are not considered within non-accrual loan balances; however factored receivables are considered for credit provisioning purposes. Loans that are 90 or more days past due guaranteed by government agencies are not placed on non-accrual status.

(2)	Interest recorded on non-accrual loans was $0.4 million for the quarter ended March 31, 2020.
(3)	Accrued interest that was reversed when the loan went to non-accrual status was $0.9 million for the quarter ended March 31, 2020.
(4)	Includes loans that have been charged off to their net realizable value and loans where the collateral or enterprise value exceeds the expected pay off value.
(5)	March 31, 2020 balance includes $67 million of PCD loans that were previously classified as PCI loans not subject to non-accrual classification.
(6)	Legacy CIT is before the MOB Acquisition, detail of which is separately disclosed.

Payments received on non-accrual loans are generally applied first against outstanding principal, though in certain instances where the remaining recorded investment is deemed fully collectible, interest income is recognized on a cash basis.

Loans are in the process of foreclosure when repayment is expected to be provided substantially through the sale of the underlying real estate and the borrower is experiencing financial difficulty. The table below summarizes the residential mortgage loans in the process of foreclosure. In March 2020, CIT has suspended residential property foreclosures and evictions for at least 60 days to single family homeowners due to the coronavirus national emergency to align with government agency guidance.

Loans in Process of Foreclosure (dollars in millions)

	March 31,	December 31,
	2020	2019
Loans in process of foreclosure(1)	$27.3	$38.9

(1)     At December 31, 2019, the reported balance includes $25.4 million of PCI loans in process of foreclosure.

Impaired Loans

The following table contains prior period information about impaired loans and the related allowance for loan losses by class, pre-adoption of CECL.  CECL did not carry forward the concept of impaired loans, therefore only the prior period is presented.  PCI loans, which were excluded from impaired loan balances, included loans that were identified as impaired at the date of the OneWest Transaction (the “Acquisition Date”) for which the Company is applying the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), are disclosed further below in Loans Acquired with Deteriorated Credit Quality.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Impaired Loans (dollars in millions)

				Average Recorded Investment
December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year Ended December 31, 2019(2)
With no related allowance recorded:
Commercial Banking
Commercial Finance	$46.5	$69.0	$—	$68.0
Business Capital	4.8	5.5	—	6.0
Real Estate Finance	—	—	—	1.6
Consumer Banking
Consumer and Community Banking	4.0	4.0	—	4.9
Legacy Consumer Mortgages	20.6	22.4	—	24.7
With an allowance recorded:
Commercial Banking
Commercial Finance	223.9	267.3	86.0	166.6
Business Capital	19.4	19.4	10.0	11.6
Real Estate Finance	—	—	—	0.8
Consumer Banking
Consumer and Community Banking	0.1	0.2	—	—
Legacy Consumer Mortgages	1.4	1.4	0.2	0.4
Total Impaired Loans(1)	320.7	389.2	96.2	284.6
Total Loans Impaired at Acquisition Date	1,277.6	1,936.1	17.4	1,504.4
Total	$1,598.3	$2,325.3	$113.6	$1,789.0
(1)	Interest income recorded for the year ended December 31, 2019 while the loans were impaired was approximately $2.1 million, of which none was recognized using the cash-basis method of accounting.
(2)	Average recorded investment for the year ended December 31, 2019.

Loans Acquired with Deteriorated Credit Quality

Effective with the adoption of CECL, PCD loans are recorded at an initial amortized cost comprised of the sum of 1) the purchase price and 2) the estimate of credit losses which is recorded in the ACL. Subsequent to the initial recognition, PCD loans are accounted for under the same methodology as non-PCD loans. The following table provides a reconciliation of the purchase price and the unpaid principal balance / contractual cash flows owed to CIT as of the acquisition date for loans acquired during the respective period. For the quarter ended March 31, 2020, the PCD loans acquired related to the MOB Transaction.

PCD Loans during the quarter ended March 31, 2020 (dollars in millions)

	Commercial Banking	Consumer Banking	Total
Par Value (UPB)	$347.8	$58.4	$406.2
Allowance for Credit Losses (1)	(56.1)	(2.7)	(58.8)
(Discount) Premium	(9.0)	2.4	(6.6)
Purchase Price	$282.7	$58.1	$340.8
(1)

Under the new CECL standard, the initial ACL recognized on PCD assets was $58.8 million, of which $38.6 million was charged-off for loans that had been written-off prior to acquisition (whether full or partial) or which met CIT’s charge-off policy at the time of acquisition. After considering loans that were immediately charged-off upon acquisition, the net impact was $20.2 million of additional PCD reserves on January 1.

Pre-adoption of CECL, the Company applied the income recognition and disclosure guidance in ASC 310-30 to loans that were identified as PCI as of the Acquisition Date. PCI loans were initially recorded at estimated fair value with no allowance for loan losses carried over, since the initial fair values reflected credit losses expected to be incurred over the remaining lives of the loans. The acquired loans are subject to the Company’s internal credit review. See Note 4 — Allowance for Credit Losses.

PCI Loans (dollars in millions)

December 31, 2019	Carrying Value	Unpaid Principal Balance	Allowance for Loan Losses
Commercial Banking
Real Estate Finance	$27.8	$30.4	$9.8
Consumer Banking
Legacy Consumer Mortgages	1,249.8	1,905.7	7.6
	$1,277.6	$1,936.1	$17.4

Accretable Yield

See the Company’s 2019 Form 10-K, Note 1 — Business and Summary of Significant Accounting Policies for further details. Changes in the accretable yield for PCI loans are summarized below. Prior to 2020, the changes in the accretable yield was

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

presented for PCI loans. Due to CECL, PCI accounting was eliminated and superseded by PCD guidance.

Change in Accretable Yield (dollars in millions)

Quarter Ended March 31,
2019
Balance, beginning of period	$903.8
Accretion into interest income	(40.7)
Reclassification from non-accretable difference	2.4
Disposals and Other	(1.9)
Balance, end of period	$863.6

Troubled Debt Restructuring

The Company periodically modifies the terms of loans in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower are accounted for as TDRs. A restructuring of a debt constitutes a TDR for purposes of ASC 310-40 when CIT, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. A concession may be either by agreement between CIT and the debtor or imposed by law or a court of law. See the Company's 2019 Form 10-K for discussion of policies on TDRs.

The Interagency Statement offers some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. It indicates that a lender can conclude that a borrower is not experiencing financial difficulty if either (1) short-term (e.g., six months or less) modifications are made in response to the COVID-19 pandemic, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented, or (2) the modification or deferral program is mandated by the federal government or a state government (e.g., a state program that requires all institutions within that state to suspend mortgage payments for a specified period). Accordingly, any loan modification made in response to the COVID-19 pandemic that meets either of these practical expedients would not be considered a TDR because the borrower is not experiencing financial difficulty.

Modified loans that meet the definition of a TDR are subject to the Company's individually reviewed loans policy.

The following table presents recorded investment of TDRs, excluding those within a trial modification period of $1.5 million at March 31, 2020 and $5.5 million at December 31, 2019, and those previously classified as PCI at December 31, 2019:

TDRs (dollars in millions)

	March 31, 2020		December 31, 2019
	Recorded Investment	% Total TDR	Recorded Investment	% Total TDR
Commercial Banking	$123.1	86%	$129.5	87%
Consumer Banking	19.6	14%	19.3	13%
Total	$142.7	100%	$148.8	100%
Percent non-accrual	72%		71%

Modifications (dollars in millions)

	Quarters Ended March 31,
	2020	2019
Recorded investment related to modifications qualifying as TDRs that occurred during the quarters	$51.4	$10.0
Recorded investment at the time of default of TDRs that experienced a payment default (payment default is one missed payment) during the quarters and for which the payment default occurred within one year of the modification	$0.7	$0.8

There were $18.2 million and $23.6 million as of March 31, 2020 and December 31, 2019, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is presented below. Although the focus is on the March 31, 2020 amounts, the overall nature and impact of modification programs were comparable in the prior year period.

Modifications qualifying as TDRs based upon recorded investment at March 31, 2020 were comprised of payment deferrals (49%) and covenant relief and/or other (51%). At December 31, 2019, TDR recorded investment was comprised of payment deferrals (52%) and covenant relief and/or other (48%).

▪

Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods.

▪

Interest rate reductions result in lower amounts of interest being charged to the customer, but are a relatively small part of the Company’s restructuring programs. The weighted average change in interest rates for all TDRs occurring during the quarters ended March 31, 2020 and 2019 was not significant.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

▪

Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during quarters ended March 31, 2020 and 2019 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs.

▪

The other elements of the Company’s modification programs that are not TDRs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

NOTE 4 — ALLOWANCE FOR CREDIT LOSSES

As described in Note 1 – Business and Summary of Significant Accounting Policies, the Company adopted CECL on January 1, 2020. The following tables reflect CIT’s adoption of CECL. The Company maintains an ACL for estimated credit losses in its HFI loan portfolio.

Allowance for Credit Losses and Recorded Investment in Loans (dollars in millions)

	Commercial Banking	Consumer Banking	Total	Commercial Banking	Consumer Banking	Total
	Quarter Ended March 31, 2020			Quarter Ended March 31, 2019
Balance - beginning of period	$460.4	$22.2	$482.6	$460.2	$29.5	$489.7
Legacy CIT(1) CECL adoption	74.7	148.9	223.6	-	-	-
Provision for credit losses(3)	508.9	5.0	513.9	35.1	(2.1)	33.0
The initial ACL recognized on PCD assets(2)	18.8	1.4	20.2	-	-	-
Other(4)	(73.4)	(2.2)	(75.6)	(1.3)	(0.3)	(1.6)
Gross charge-offs(2)	(60.8)	(2.2)	(63.0)	(38.9)	(0.7)	(39.6)
Recoveries	9.0	0.4	9.4	5.7	0.3	6.0
Balance - end of period	$937.6	$173.5	$1,111.1	$460.8	$26.7	$487.5

				Commercial Banking	Consumer Banking	Total
				Allowance Balance at December 31, 2019
Loans individually evaluated for impairment				$96.0	$0.2	$96.2
Loans collectively evaluated for impairment				354.6	14.4	369.0
Loans acquired with deteriorated credit quality(5)				9.8	7.6	17.4
Allowance for credit losses				$460.4	$22.2	$482.6
Other reserves(1)				$36.4	$0.7	$37.1
				Loans at December 31, 2019
Loans individually evaluated for impairment				$294.6	$26.1	$320.7
Loans collectively evaluated for impairment				24,071.0	5,329.6	29,400.6
Loans acquired with deteriorated credit quality(5)				27.8	1,249.8	1,277.6
Ending balance				$24,393.4	$6,605.5	$30,998.9
Percent of loans to total loans				78.7%	21.3%	100.0%
(1)	Legacy CIT represents the Company before the MOB Acquisition.
(2)

The quarter ended March 31, 2020 excludes the MOB day 1 charge-offs. Under the new CECL standard, the initial ACL recognized on PCD assets was $58.8 million, of which $38.6 million was charged-off for loans that had been written-off prior to acquisition (whether full or partial) or which met CIT’s charge-off policy at the time of acquisition. After considering loans that were immediately charged-off upon acquisition, the net impact was $20.2 million of additional PCD reserves on January 1, 2020.

(3)	Includes a provision for off-balance sheet credit exposures of $75.1 million, which is not part of the ACL and is offset in the “Other” line.
(4)

“Other” primarily includes the transfer of the “Allowance for off balance sheet credit exposures,” which represents credit loss reserves for unfunded lending commitments, letters of credit and DPA’s, to Other liabilities.

(5)	Represents PCI loans.

The Provision for credit losses was $513.9 million, compared to $33.0 million in the prior year quarter.  The significant increase in the provision for credit losses primarily reflects the impact of the COVID-19 pandemic and the ensuing adverse impact on the macroeconomic environment across our portfolio under the CECL standard and the impact of the MOB Acquisition.

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

Supplemental Lease Balance Sheet Information (dollars in millions)

	March 31,	December 31,
	2020	2019
ROU assets	$232.4	$194.9
Lease liabilities	280.6	242.6

Supplemental Cash Flow Information (dollars in millions):

	Quarters Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$13.9	$10.2
ROU assets obtained in exchange for new lease liabilities	5.6	-

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

The table that follows presents lease income related to the Company’s operating and finance leases:

Lease Income (dollars in millions)

	Quarters Ended March 31,
	2020	2019
Lease income – Operating leases	$197.8	$203.3
Variable lease income – Operating leases (1)	12.0	14.4
Rental income on operating leases	209.8	217.7
Interest income - Sales type and direct financing leases	43.7	49.2
Variable lease income included in Other non-interest income (2)	10.9	11.5
Leveraged lease income	2.6	1.9
Total lease income	$267.0	$280.3

(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.

(2)     Includes leased equipment property tax reimbursements due from customers of $4.6 million and $6.1 million for the quarters ended March 31, 2020 and 2019, respectively, and revenue related to insurance coverage on Business Capital leased equipment of $6.3 million and $5.4 million for the quarters ended March 31, 2020 and 2019, respectively.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 — INVESTMENT SECURITIES

Investment securities include debt and equity securities. See Note 1 — Business and Summary of Significant Accounting Policies in the Company’s 2019 Form 10-K for information on accounting for investment securities. The following table presents carrying value of investment securities.

Carrying Value of Investment Securities (dollars in millions)

	March 31,	December 31,
	2020	2019
Available-for-sale Securities
Debt securities	$5,854.7	$6,011.8
Securities carried at fair value with changes in net income
Equity securities	-	47.2
Non-marketable securities(1)	273.9	217.8
Total investment securities	$6,128.6	$6,276.8
(1)

Non-marketable investments include restricted stock of the FRB and FHLB carried at cost of $240.1 million and $187.9 million at March 31, 2020 and December 31, 2019, respectively. The remaining non-marketable investments without readily determinable fair values measured under the measurement exception totaled $33.8 million and $29.9 million at March 31, 2020 and December 31, 2019, respectively.

Realized gains on AFS securities totaled $12.5 million and $1.1 million for the quarters ended March 31, 2020 and 2019, respectively, and exclude losses from impairment.

The Company had $3.5 billion and $1.7 billion of interest-bearing cash at banks at March 31, 2020 and December 31, 2019, respectively, which are cash and cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on investments and interest-bearing cash.

Interest and Dividend Income (dollars in millions)

	Quarters Ended March 31,
	2020	2019
Interest income - debt securities(1)	$39.2	$48.0
Interest income - interest-bearing cash	5.6	14.5
Dividends - equity securities	1.2	2.7
Total interest and dividends	$46.0	$65.2

(1)	Includes interest income on securities purchased under agreement to resell.

The following table presents amortized cost and fair value of securities AFS.

Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency – Residential	$4,259.0	$135.2	$(2.2)	$4,392.0
U.S. government/sponsored agency – Commercial	1,119.5	37.7	(0.6)	1,156.6
U.S. government/sponsored agency obligations	228.5	0.8	—	229.3
U.S. Treasury securities	9.3	—	—	9.3
Agency asset-backed securities	1.8	—	—	1.8
Corporate bonds – foreign(1)	65.9	—	(0.2)	65.7
Total debt securities AFS	$5,684.0	$173.7	$(3.0)	$5,854.7

December 31, 2019
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency – Residential	$4,766.4	$24.1	$(16.7)	$4,773.8
U.S. government/sponsored agency – Commercial	554.5	12.1	(1.8)	564.8
U.S. government/sponsored agency obligations	449.4	—	(5.4)	444.0
U.S. Treasury securities	11.2	0.1	—	11.3
Supranational securities	149.8	—	—	149.8
State & municipal bonds	1.0	—	—	1.0
Corporate bonds - foreign	65.9	1.2	—	67.1
Total debt securities AFS	$5,998.2	$37.5	$(23.9)	$6,011.8

(1)	There was an immaterial amount of ACL under CECL as of March 31, 2020.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the debt securities AFS by contractual maturity dates.

Maturities - Debt Securities AFS (dollars in millions)

	March 31, 2020
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government/sponsored agency – Residential
After 5 through 10 years	$9.7	$10.2	2.67%
Due after 10 years	4,249.3	4,381.8	2.60%
Total	4,259.0	4,392.0	2.60%
Mortgage-backed securities — U.S. government/sponsored agency – Commercial
After 1 through 5 years	17.0	17.4	2.95%
After 5 through 10 years	362.3	388.6	2.81%
Due after 10 years	740.2	750.6	2.30%
Total	1,119.5	1,156.6	2.48%
U.S. government/sponsored agency obligations
After 5 through 10 years	118.2	118.8	2.69%
Due after 10 years	110.3	110.5	2.78%
Total	228.5	229.3	2.73%
U.S. Treasury securities
Due in 1 year or less	4.3	4.3	2.48%
After 1 through 5 years	5.0	5.0	0.53%
Total	9.3	9.3	1.44%
Agency asset-backed securities
Due after 10 years	1.8	1.8	2.24%
Total	1.8	1.8	2.24%
Corporate bonds — foreign
Due in 1 year or less	65.9	65.7	6.09%
Total	65.9	65.7	6.09%
Total debt securities AFS	$5,684.0	$5,854.7	2.62%

At March 31, 2020 and December 31, 2019, certain securities AFS were in unrealized loss positions. The following table summarizes by investment category the gross unrealized losses, respective fair value and length of time that those securities have been in a continuous unrealized loss position.

Gross Unrealized Loss (dollars in millions)

	March 31, 2020
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency - Residential	$195.8	$(1.4)	$37.2	$(0.8)
U.S. government/sponsored agency - Commercial	175.4	(0.6)	—	—
Corporate bonds - foreign(1)	65.7	(0.2)	—	—
Total debt securities AFS	$436.9	$(2.2)	$37.2	$(0.8)

	December 31, 2019
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency - Residential	$1,396.5	$(4.6)	$861.3	$(12.1)
U.S. government/sponsored agency - Commercial	282.7	(1.7)	17.6	(0.1)
U.S. government/sponsored agency obligations	398.9	(5.4)	—	—
Total debt securities AFS	$2,078.1	$(11.7)	$878.9	$(12.2)
(1)	There was an immaterial amount of credit-related unrealized loss recorded in earnings for the quarter ended March 31, 2020.

Securities Carried at Fair Value with Changes Recorded in Net Income

As of March 31, 2020, equity securities were carried at a fair value of $0.0 million with an amortized cost of $0.4 million and unrealized losses were $0.4 million. As of December 31, 2019, the fair value and amortized cost of equity securities were $47.2 million and $48.2 million, respectively, and unrealized losses were $1.0 million.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Impairment of Investment Securities

There were no impairment losses recognized for the quarter ended March 31, 2020. There were no Other Than Temporary Impairment losses recognized for the quarter ended March 31, 2019.

There were no adjustments related to impairment for securities without readily determinable fair values measured under the measurement exception. There were immaterial unrealized losses on non-marketable investments.

Pledged Securities

Securities with a carrying value of $3,167.0 million were pledged as of March 31, 2020 to secure public funds, securities sold under agreements to repurchase, FHLB financing availability, and derivative contracts and for other purposes as required or permitted by law. Securities with a carrying value of $50.4 million were pledged as of December 31, 2019 to secure FHLB financing availability.

NOTE 7 — DEPOSITS

The following table provides detail on deposit types. The increase in the deposit balance from the prior period reflects the MOB Acquisition, as described in Note 2 – Acquisition and Discontinued Operations.

Deposits — Deposit types (dollars in millions)

	March 31,	December 31,
	2020	2019
Interest-bearing	$39,372.3	$33,546.4
Non-interest bearing	2,789.8	1,593.1
Total deposits	$42,162.1	$35,139.5

The following table presents the maturities of time deposits.

Deposits —Maturities (dollars in millions)

March 31,
Time deposits, remaining contractual maturity:	2020
Within one year	$9,011.2
One to two years	1,889.5
Two to three years	394.5
Three to four years	456.3
Four to five years	561.9
Over five years	117.4
Total Time deposits	$12,430.8

The following table presents the maturity profile of time deposits with a denomination of $100,000 or more.

Time Deposits $100,000 or More (dollars in millions)

March 31,
2020
Time Deposits:
Three months or less	$1,626.8
After three months through six months	1,821.8
After six months through twelve months	3,420.8
After twelve months	2,967.0
Total	$9,836.4

The Company also had aggregate time deposits of $2,612.4 million and $4,705.6 million in denominations of more than $250,000 at March 31, 2020 and December 31, 2019, respectively.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8 — VARIABLE INTEREST ENTITIES

Variable Interest Entities (“VIE”)

Described below are the results of the Company’s assessment of its variable interests in order to determine its current status with regard to being the VIE primary beneficiary (“PB”). See Note 1 — Business and Summary of Significant Accounting Policies in the 2019 Form 10-K for additional information on accounting for VIEs.

Consolidated VIEs

At March 31, 2020 and December 31, 2019, there were no consolidated VIEs.

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

Unconsolidated VIEs Carrying Value (dollars in millions)

	March 31, 2020		December 31, 2019
	Securities	Partnership Investment	Securities	Partnership Investment
Agency securities	$5,550.4	$—	$5,338.6	$—
Tax credit equity investments	—	287.3	—	277.1
Equity investments	—	102.9	—	84.0
Total Assets	$5,550.4	$390.2	$5,338.6	$361.1
Commitments to tax credit investments(1)	$—	$119.1	$—	$120.1
Total Liabilities	$—	$119.1	$—	$120.1
Maximum loss exposure(2)	$5,550.4	$390.2	$5,338.6	$361.1
(1)

Represents commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand and are recorded in Other liabilities.

(2)	Maximum loss exposure to the unconsolidated VIEs excludes the liability for representations and warranties, for corporate guarantees, and excludes servicing advances.

NOTE 9 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	March 31, 2020			December 31, 2019
	CIT Group Inc.	Subsidiaries	Total	Total
Senior unsecured	$3,428.4	$547.1	$3,975.5	$3,967.9
Subordinated debt	494.5	—	494.5	494.4
Secured borrowings:
FHLB advances	—	3,050.0	3,050.0	1,650.0
Other secured and structured financings	—	561.3	561.3	361.1
Securities sold under agreement to repurchase	—	13.0	13.0	—
Total borrowings	$3,922.9	$4,171.4	$8,094.3	$6,473.4

Unsecured Borrowings

Revolving Credit Facility

The Revolving Credit Facility had a total commitment amount of $300 million at March 31, 2020, which was reduced from a total commitment amount of $400 million at December 31, 2019. The applicable margin charged under the facility is 1.75% for LIBOR Rate loans and 0.75% for Base Rate loans. The facility was amended to extend the final maturity date of the lenders’ commitments from March 1, 2021 to November 1, 2021, reduce the Tier 1 capital ratio requirement and lower the applicable margin.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The Revolving Credit Facility includes a covenant that requires that the Company maintain a minimum Tier 1 capital ratio of 8.5%. At March 31, 2020, the Revolving Credit Facility was unsecured and was guaranteed by three of the Company’s domestic operating subsidiaries. In addition, the applicable required minimum guarantor asset coverage ratio ranges from 1.0:1.0 to 1.5:1.0 based on CIT’s credit ratings and was 1.25:1.00 at March 31, 2020.

The Revolving Credit Facility may be drawn, prepaid and redrawn at the option of CIT. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty. The $300 million total commitment amount consisted of a $200 million revolving loan tranche and a $100 million revolving loan tranche that can also be utilized for issuance of letters of credit. At March 31, 2020, approximately $40 million was utilized for CIT’s issuances of letters of credit.

Senior Unsecured Notes and Subordinated Unsecured Notes

The principal amounts and maturity dates of the senior unsecured notes and subordinated unsecured notes remained unchanged from December 31, 2019. See Note 10 – Borrowings in the 2019 Form 10-K.

Secured Borrowings

At March 31, 2020, the Company had pledged $15.8 billion of assets to several financing facilities (including collateral for the FRB discount window that is currently not drawn) which included $12.8 billion of loans and $3.0 billion of investment securities. Under the FHLB Facility, CIT Bank, N.A. may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that CIT Bank, N.A. is in compliance with the collateral maintenance requirement immediately following such disposition and all other requirements of the facility at the time of such disposition.

FHLB Advances

As of March 31, 2020, the Company had $8,758.5 million of financing availability with the FHLB, of which $5,708.5 million was unused and available. Included in the financing availability, was $2,879.5 million of availability related to High Quality Liquid Securities of $3,006.3 million for which there were no outstanding borrowings. FHLB Advances at March 31, 2020 and December 31, 2019 had weighted average rates of 1.03% and 2.04%, respectively. FHLB Advances and pledged assets at March 31, 2020, were $3,050.0 million and $10,314.3 million, respectively. FHLB Advances and pledged assets at December 31, 2019, were $1,650.0 million and $6,987.6 million, respectively.

FHLB Balances (dollars in millions)

				December 31,
	March 31, 2020			2019
	Lending Assets	High Quality Liquid Securities	Total	Total
Total borrowing capacity	$5,879.0	$2,879.5	$8,758.5	$6,350.5
Less:
Advances	(3,050.0)	—	(3,050.0)	(1,650.0)
Available capacity	$2,829.0	$2,879.5	$5,708.5	$4,700.5

Pledged assets(1)	$7,308.0	$3,006.3	$10,314.3	$6,987.6
Weighted Average Rate			1.03%	2.04%
(1)	December 31, 2019 pledged assets included $50.4 million of High Quality Liquid Securities.

Other Secured and Structured Financings

Other secured (other than FHLB) and structured financings of CIT-owned subsidiaries totaled $561.3 million and $361.1 million at March 31, 2020 and December 31, 2019, respectively. Pledged assets related to these borrowings totaled $2,388.5 million and $2,205.9 million at March 31, 2020 and December 31, 2019, respectively. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. The secured and structured financings as of March 31, 2020 had a weighted average rate of 2.27%, with rates ranging from 2.24% to 3.58%, compared to a weighted average rate of 3.03% at December 31, 2019.

FRB

There were no outstanding borrowings with the FRB Discount Window at March 31, 2020 and December 31, 2019.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10 — DERIVATIVE FINANCIAL INSTRUMENTS

See Note 1 — Business and Summary of Significant Accounting Policies in the Company’s 2019 Form 10-K for the description of its derivative products and transaction policies.

The following table presents notional amount and fair value of derivative financial instruments on a gross basis.

Notional Amount and Fair Value of Derivative Financial Instruments (dollars in millions)

	March 31, 2020			December 31, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments (Qualifying hedges)
Foreign exchange contracts	$39.6	$0.7	$-	$676.3	$-	$(10.6)
Interest rate contracts(1)(3)	500.0	-	-	1,250.0	-	-
Total derivatives designated as hedging instruments	539.6	0.7	-	1,926.3	-	(10.6)
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts(1)(3)	19,740.1	524.8	(80.1)	17,588.1	176.9	(14.5)
Foreign exchange contracts	524.4	20.2	(12.4)	982.9	13.7	(6.1)
Other contracts(2)	785.4	0.8	(2.6)	714.7	0.1	(0.8)
Total derivatives not designated as hedging instruments	21,049.9	545.8	(95.1)	19,285.7	190.7	(21.4)
Gross derivatives fair values presented in the Consolidated Balance Sheets	$21,589.5	$546.5	$(95.1)	$21,212.0	$190.7	$(32.0)
Less: Gross amounts offset in the Consolidated Balance Sheets		-	-		-	-
Net amount presented in the Consolidated Balance Sheet		546.5	(95.1)		190.7	(32.0)
Less: Amounts subject to master netting agreements(4)		(17.2)	17.2		(11.8)	11.8
Less: Cash collateral pledged(received) subject to master netting agreements(5)		(2.2)	47.5		(1.2)	14.3
Total net derivative fair value		$527.1	$(30.4)		$177.7	$(5.9)

(1)	Fair value balances include accrued interest.
(2)	Other derivative contracts not designated as hedging instruments include risk participation agreements.
(3)

The Company accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market”. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. Gross amounts of recognized assets and liabilities were lowered by $13.2 million and $416.1 million, respectively at March 31, 2020 and $16.2 million and $142.8 million, respectively at December 31, 2019.

(4)

The Company’s derivative transactions are governed by ISDA agreements that allow for net settlements of certain payments as well as offsetting of all contracts with a given counterparty in the event of bankruptcy or default of one of the two parties to the transaction. The Company believes its ISDA agreements meet the definition of a master netting arrangement or similar agreement for purposes of the above disclosure.

(5)

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

Qualifying Hedges

CIT enters into interest rate swap agreements to manage interest rate exposure on its fixed-rate borrowings. The agreements that qualify for hedge accounting are designated as fair value hedges. The following table represents gains (losses) of fair value hedges recognized as interest expense on the condensed consolidated statements of income.

Gains (Losses) on Qualifying Hedges (dollars in millions)

	Quarters Ended March 31,
	2020	2019
Recognized on derivatives	$6.1	$1.0
Recognized on hedged item	(6.1)	(1.0)
Net recognized on fair value hedges (No ineffectiveness)	$-	$-

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the carrying value of hedged items and associated cumulative hedging adjustment relating for fair value hedges.

Cumulative Fair Value Hedging Adjustments (dollars in millions)

		Cumulative Fair Value Hedging Adjustment Included in the Carrying Value of Hedged Items
	Carrying Value of Hedged Items(1)	Currently Designated	No Longer Designated
March 31, 2020
Long-term Debt	$1,752.1	$6.9	$2.6
December 31, 2019
Long-term Debt	$1,747.0	$2.1	$1.5

(1)	Carrying value includes $1,246.4 million and $499.4 million of carrying value of hedged items no longer designated as of March 31, 2020 and December 31, 2019, respectively.

The following table presents the pre-tax net gains (losses) recorded in the condensed consolidated statements of income and in the consolidated statements of comprehensive income relating to derivatives designated as net investment hedges:

Pre-tax Net Gains (Losses) Relating to Derivatives Designated as Net Investment Hedges (dollars in millions)

		Amounts
	Amounts	recorded in Other
	reclassified from	Comprehensive	Total change in
	AOCI to income	Income	AOCI for period
Contract Type
Quarter Ended March 31, 2020
Foreign currency forward contracts - net investment hedges	$-	$1.1	$1.1
Quarter Ended March 31, 2019
Foreign currency forward contracts - net investment hedges	$-	$(13.3)	$(13.3)

Non-Qualifying Hedges

The following table presents gains (losses) of non-qualifying hedges recognized as other non-interest income on the condensed consolidated statements of income:

Gains (Losses) on Non-Qualifying Hedges (dollars in millions)

	Quarters Ended March 31,
	2020	2019
Interest rate contracts	$-	$0.1
Foreign currency forward contracts	10.9	13.3
Other contracts	(2.4)	0.1
Total non-qualifying hedges - income statement impact	$8.5	$13.5

NOTE 11 — FAIR VALUE

Fair Value Hierarchy

The Company measures certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. See Note 1 — Business and Summary of Significant Accounting Policies in the Company's 2019 Form 10-K for a description of its valuation process for assets and liabilities measured at fair value and the fair value hierarchy.

The Company considered the impact of the COVID-19 pandemic on the markets related to the Company’s assets and liabilities for the purpose of fair value measurement. The Company observed increased volatility in those markets with significant effects on market prices and interest rates, in addition to significant decreases in the level of activity in the markets for its assets and liabilities. However, the Company did not identify persuasive evidence to conclude that the markets were not orderly. As a result, the fair value of the Company’s assets and liabilities were measured based on market conditions that existed as of March 31, 2020.

Disclosures that follow in this note exclude assets and liabilities classified as discontinued operations.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s assets and liabilities measured at estimated fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
March 31, 2020
Assets
Residential MBS – U.S. government/sponsored agency	$4,392.0	$—	$4,392.0	$—
U.S. treasury securities	9.3	—	9.3	—
Other securities	1,453.4	—	1,387.7	65.7
Total debt securities AFS	5,854.7	—	5,789.0	65.7

Interest rate contracts — non-qualifying hedges	524.8	—	524.1	0.7
Other derivative — non-qualifying hedges	21.0	—	20.2	0.8
Total derivative assets at fair value — non-qualifying hedges(1)	545.8	—	544.3	1.5
Foreign currency forward contracts — net investment qualifying hedges	0.7	—	0.7	—
Total Derivative assets at fair value — qualifying hedges(1)	0.7	—	0.7	—
Total	$6,401.2	$—	$6,334.0	$67.2
Liabilities
Interest rate contracts — non-qualifying hedges	$(80.1)	$—	$(80.1)	$—
Other derivative— non-qualifying hedges	(15.0)	—	(12.4)	(2.6)
Total derivative liabilities at fair value — non-qualifying hedges(1)	(95.1)	—	(92.5)	(2.6)
FDIC True-up liability	(69.3)	—	—	(69.3)
Total	$(164.4)	$—	$(92.5)	$(71.9)
December 31, 2019
Assets
Residential MBS – U.S. government/sponsored agency	$4,773.8	$—	$4,773.8	$—
U.S. treasury securities	11.3	4.7	6.6	—
Other securities	1,226.7	—	1,159.6	67.1
Total debt securities AFS	6,011.8	4.7	5,940.0	67.1
Securities carried at fair value with changes recorded in net income	47.2	0.1	47.1	—

Interest rate contracts — non-qualifying hedges	176.9	—	176.7	0.2
Other derivative — non-qualifying hedges	13.8	—	13.7	0.1
Total derivative assets at fair value — non-qualifying hedges(1)	190.7	—	190.4	0.3
Total	$6,249.7	$4.8	$6,177.5	$67.4
Liabilities
Interest rate contracts — non-qualifying hedges	$(14.5)	$—	$(14.5)	$—
Other derivative— non-qualifying hedges	(6.9)	—	(6.1)	(0.8)
Total derivative liabilities at fair value — non-qualifying hedges(1)	(21.4)	—	(20.6)	(0.8)
Foreign currency forward contracts — net investment qualifying hedges	(10.6)	—	(10.6)	—
Total derivative liabilities at fair value — qualifying hedges	(10.6)	—	(10.6)	—
FDIC True-up liability	(68.8)	—	—	(68.8)
Total	$(100.8)	$—	$(31.2)	$(69.6)
(1)	Derivative fair values include accrued interest.

The methods and assumptions used to estimate the fair value of each class of financial instruments measured at fair value on a recurring basis are as follows:

Debt securities AFS — Investments in U.S. government agency and sponsored agency guaranteed mortgage-backed securities, U.S. government agency and sponsored agency obligations, U.S. Treasury securities and supranational securities were valued using Level 2 inputs. The market for certain corporate bonds is not active, therefore the estimated fair value was determined using a discounted cash flow technique. Given the lack of observable market data, the estimated fair value of the corporate bonds was classified as Level 3. See Note 1 – Business and Summary of Significant Accounting Policies in the Company's 2019 Form 10-K for details on significant inputs and valuation techniques.

Securities carried at fair value with changes recorded in net income — Most equity securities were valued using Level 2 inputs based on published net asset value, with the remaining securities being valued using Level 1 inputs.

Derivative Assets and Liabilities — Derivatives were valued using models that incorporate inputs depending on the type of derivative. Besides the fair value of credit derivatives, which were estimated using Level 3 inputs, most derivative instruments were valued using Level 2 inputs based on quoted prices for similar assets and liabilities and model-based valuation techniques for which all significant assumptions are observable in the market. See Note 1 – Business and Summary of Significant Accounting Policies in the Company's 2019 Form 10-K for details on significant inputs and valuation techniques. See Note 10 — Derivative Financial Instruments for notional principal amounts and fair values.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

FDIC True-up Liability — The FDIC True-up liability was recorded at estimated fair value as of the date of the OneWest transaction related to the FDIC-assisted transaction of La Jolla and was measured at fair value at each reporting date until the contingency is resolved. Due to the significant unobservable inputs used, these measurements were classified as Level 3. As of March 31, 2020, the fair value of the liability was measured based on the accrued amount of FDIC True-up payment, which was settled in April 2020.

The following tables summarize information about significant unobservable inputs related to the Company’s categories of Level 3 financial assets and liabilities measured on a recurring basis.

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
March 31, 2020
Assets
Debt Securities — AFS	$65.7	Discounted cash flow	Discount Rate	6.0% - 6.2%	6.1%
Derivative assets — non-qualifying	1.5	Internal valuation model	Borrower Rate	2.6% - 4.8%	3.2%
Total Assets	$67.2
Liabilities
FDIC True-up liability	$(69.3)	FDIC True-up payment
Derivative liabilities — non-qualifying	(2.6)	Internal valuation model
Total Liabilities	$(71.9)
December 31, 2019
Assets
Debt Securities — AFS	$67.1	Discounted cash flow	Discount Rate	6.0% - 6.2%	6.0%
Derivative assets — non-qualifying	0.3	Internal valuation model	Borrower Rate	2.8% - 5.0%	3.6%
Total Assets	$67.4
Liabilities
FDIC True-up liability	$(68.8)	Discounted cash flow	Discount Rate	2.2%	2.2%
Derivative liabilities — non-qualifying	(0.8)	Market comparable
Total Liabilities	$(69.6)

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3).

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Derivative Assets- Non- Qualifying	Derivative Liabilities- Non- Qualifying	FDIC True-up Liability
Balance as of December 31, 2019	$67.1	$0.3	$(0.8)	$(68.8)
Included in earnings	—	1.2	(1.8)	(0.5)
Included in comprehensive income	(1.4)	—	—	—
Balance as of March 31, 2020	$65.7	$1.5	$(2.6)	$(69.3)
Balance as of December 31, 2018	$65.9	$0.4	$—	$(66.9)
Included in earnings	—	(0.1)	(0.1)	(0.5)
Included in comprehensive income	1.3	—	—	—
Balance as of March 31, 2019	$67.2	$0.3	$(0.1)	$(67.4)

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

Assets and liabilities acquired in the MOB Transaction were recorded at fair value on the acquisition date pursuant to ASC 805. See Note 2-Acquisition and Discontinued Operations for balances and assumptions used in the valuation.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents assets measured at estimated fair value on a non-recurring basis for which a non-recurring change in fair value has been recorded in the current year.

Carrying Value of Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

	Carrying Value	Fair Value Measurements at Reporting Date Using:
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
March 31, 2020
Assets held for sale	$27.1	$—	$2.7	$24.4	$(4.0)
Collateral-dependent loans	12.8	—	—	12.8	(26.6)
Mortgage Servicing Rights	7.8	—	—	7.8	(2.0)
Total	$47.7	$—	$2.7	$45.0	$(32.6)
December 31, 2019
Assets held for sale	$22.6	$—	$1.9	$20.7	$2.2
Impaired loans	244.8	—	—	244.8	(73.5)
Tax credit investments	82.0	—	—	82.0	(5.1)
Total	$349.4	$—	$1.9	$347.5	$(76.4)

The methods and assumptions used to estimate the fair value of each class of financial instruments measured at fair value on a non-recurring basis are as follows:

Assets Held for Sale — The fair value of Level 2 assets was primarily estimated based on the prices of recent trades of similar assets. The carrying value of level 3 assets approximates fair value.

Collateral-dependent loans – ACL is established for an excess of amortized cost of collateral-dependent loans over the fair value of the underlying collateral less costs to sell. The fair value of collateral-dependent loans is classified as Level 3 as the fair value of underlying collateral is estimated primarily based on third party appraisals discounted based on the Company’s experience with liquidation value or other valuation techniques such as income, market and cost approaches.

Mortgage Servicing Rights – Under the amortization method, the amortized cost basis of the MSRs was reduced to its fair value for the impairment loss recognized. The fair value of the MSRs was valued under the income approach using the discounted cash flow model based on level 3 inputs including prepayment speed, discount rates and cost to service.

Impaired Loans — The value of impaired loans was assessed through the evaluation of their aggregate carrying values relative to contractual amounts owed (unpaid principal balance) from customers. See Note 3 – Loans in the Company's 2019 Form 10-K for methods and assumptions used.

Tax Credit Investments – The fair value was estimated based on remaining future tax benefits and Level 3 inputs including market yields of comparable investments. During the fourth quarter of 2019, the Company recognized an impairment loss of $5.1 million on certain tax credit investments.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Instruments not Measured at Fair Value

The carrying values and estimated fair values of financial instruments not measured at fair value presented below exclude leases and certain other assets and liabilities, which were not required for disclosure.

Carrying Value and Fair Value of Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
March 31, 2020
Financial Assets
Cash and interest-bearing deposits	$3,698.5	$3,698.5	$—	$—	$3,698.5
Assets held for sale (excluding leases)	49.2	—	21.3	28.1	49.4
Loans (excluding leases)(1)	36,278.9	—	855.9	32,406.9	33,262.8
Investment securities(2)	273.9	—	—	273.9	273.9
Other assets subject to fair value disclosure (3)	566.2	—	—	566.2	566.2
Financial Liabilities
Deposits(4)	(42,182.0)	—	—	(42,334.2)	(42,334.2)
Borrowings(4)	(8,121.4)	—	(7,430.6)	(551.9)	(7,982.5)
Credit balances of factoring clients	(1,023.7)	—	—	(1,023.7)	(1,023.7)
Other liabilities subject to fair value disclosure(5)	(637.2)	—	—	(637.2)	(637.2)
December 31, 2019
Financial Assets
Cash and interest-bearing deposits	$2,685.6	$2,685.6	$—	$—	$2,685.6
Assets held for sale (excluding leases)	29.6	—	7.5	22.2	29.7
Loans (excluding leases)(1)	28,744.5	—	1,114.5	27,684.3	28,798.8
Securities purchased under agreement to resell	950.0	—	950.0	—	950.0
Investment securities(2)	217.8	—	—	217.8	217.8
Other assets subject to fair value disclosure (3)	418.2	—	—	418.2	418.2
Financial Liabilities
Deposits(4)	(35,156.2)	—	—	(35,263.8)	(35,263.8)
Borrowings(4)	(6,549.6)	—	(6,532.0)	(365.2)	(6,897.2)
Credit balances of factoring clients	(1,176.2)	—	—	(1,176.2)	(1,176.2)
Other liabilities subject to fair value disclosure(5)	(831.6)	—	—	(831.6)	(831.6)
(1)	Carrying value of loans (excluding leases) excludes the ACL.
(2)

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

The methods and assumptions used to estimate the fair value of each class of financial instruments not measured at fair value are as follows:

Loans

▪

Commercial and Consumer Loans — Commercial and consumer loans are generally valued individually. As there is no liquid secondary market for most loans, the fair value was primarily estimated based on analysis that used significant Level 3 inputs. See Note 1 – Business and Summary of Significant Accounting Policies in the Company's 2019 Form 10-K for details on significant inputs and valuation techniques.

▪

PCD loans — These loans were valued by separating the loans into performing and non-performing groups and stratifying them based on common risk characteristics such as product type, FICO score and other economic attributes. Due to the significance of the unobservable inputs, these loans are classified as Level 3.

Securities Purchased Under Agreement to Resell – The fair value of securities purchased under agreement to resell (reverse repo) was determined using a discount cash flow technique. Interest rates appropriate to the maturity and underlying collateral are used for discounting the estimated cash flows. As observable market interest rates are used, the fair value of securities purchased under agreement to resell was classified as Level 2. As of March 31, 2020, there were no outstanding reverse repo transactions.

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

Borrowings

The Level 2 fair value of borrowings were valued using market inputs and discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates and did not require significant judgment. These borrowings included:

▪	Unsecured debt — Unsecured debt consisted of both senior debt and subordinated debt with a par value of $4.5 billion at March 31, 2020 and December 31, 2019.
▪

Secured borrowings — Secured borrowings consisted of FHLB advances with a par value of $3.1 billion and $1.7 billion at March 31, 2020 and December 31, 2019, respectively. The estimated fair value of FHLB advances was based on a discounted cash flow model. The cash flows were calculated using the contractual features of the advance and then discounted using observable rates.

▪

Securities sold under agreements to repurchase - The fair value of securities sold under agreements to repurchase (repo) was determined using a discount cash flow technique. Interest rates appropriate to the maturity and underlying collateral are used for discounting the estimated cash flows. As observable market interest rates are used, the fair value of repo transactions was classified as Level 2.

The Level 3 fair value of borrowings included:

▪

Secured borrowings — Secured borrowings consisted of structured financings with a par value of $0.6 billion and $0.4 billion at March 31, 2020 and December 31, 2019, respectively. The fair values of structured financings were estimated based on Level 3 inputs since market estimates were not available.

Credit balances of factoring clients — The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances, therefore, the carrying value approximated fair value, and the credit balances were classified as Level 3.

NOTE 12 — STOCKHOLDERS' EQUITY

In conjunction with the MOB Transaction, consideration paid included the issuance of approximately 3.1 million shares of CIT Group Inc. common stock. A roll forward of common stock activity is presented in the following table.

Number of Shares of Common Stock

	Issued	Less Treasury	Outstanding
Common stock - December 31, 2019	162,188,287	(67,445,723)	94,742,564
Common stock issuance - acquisition	-	3,094,697	3,094,697
Restricted stock issued	777,774	-	777,774
Shares held to cover taxes on vesting restricted shares and other	-	(297,803)	(297,803)
Employee stock purchase plan participation	48,882	-	48,882
Common stock - March 31, 2020	163,014,943	(64,648,829)	98,366,114

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Accumulated Other Comprehensive Income (Loss) ("AOCI")

The following table details the components of AOCI, net of tax:

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	March 31, 2020			December 31, 2019
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(2.5)	$(7.5)	$(10.0)	$(1.9)	$(7.2)	$(9.1)
Changes in benefit plans net loss and prior service (cost)/credit	(47.5)	(2.3)	(49.8)	(51.3)	(1.3)	(52.6)
Unrealized net gains on securities AFS(1)	170.8	(44.2)	126.6	13.6	(4.0)	9.6
Total other accumulated comprehensive income (loss)	$120.8	$(54.0)	$66.8	$(39.6)	$(12.5)	$(52.1)
(1)	ACL related to securities AFS was immaterial as of March 31, 2020.

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Unrealized net gains (losses) on AFS securities	Total AOCI
Balance as of December 31, 2019	$(9.1)	$(52.6)	$9.6	$(52.1)
AOCI activity before reclassifications	(0.9)	2.6	126.3	128.0
Amounts reclassified from AOCI	—	0.2	(9.3)	(9.1)
Net current period AOCI	(0.9)	2.8	117.0	118.9
Balance as of March 31, 2020	$(10.0)	$(49.8)	$126.6	$66.8

Balance as of December 31, 2018	$(20.9)	$(70.2)	$(87.2)	$(178.3)
AOCI activity before reclassifications	5.7	2.2	46.0	53.9
Amounts reclassified from AOCI	—	—	(0.8)	(0.8)
Net current period AOCI	5.7	2.2	45.2	53.1
Balance as of March 31, 2019	$(15.2)	$(68.0)	$(42.0)	$(125.2)

Other Comprehensive Income

The amounts included in the Condensed Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after-tax components of other comprehensive income.

Before- and After-Tax components of OCI (dollars in millions)

Quarters Ended March 31,	2020			2019
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement Line Item
Foreign currency translation adjustments gains
AOCI activity before reclassification	$(0.6)	$(0.3)	$(0.9)	$2.3	$3.4	$5.7
Net change	(0.6)	(0.3)	(0.9)	2.3	3.4	5.7
Changes in benefit plan net loss and prior service (cost)/credit losses
AOCI activity before reclassification	3.6	(1.0)	2.6	2.9	(0.7)	2.2
Reclassifications Out of AOCI	0.2	—	0.2	—	—	—	Operating expenses
Net change	3.8	(1.0)	2.8	2.9	(0.7)	2.2
Unrealized net gains on securities AFS
AOCI activity before reclassification	169.7	(43.4)	126.3	62.0	(16.0)	46.0
Reclassifications Out of AOCI	(12.5)	3.2	(9.3)	(1.1)	0.3	(0.8)	Other non-interest income
Net change	157.2	(40.2)	117.0	60.9	(15.7)	45.2
Net current period AOCI	$160.4	$(41.5)	$118.9	$66.1	$(13.0)	$53.1

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 — REGULATORY CAPITAL

The Company and the Bank are each subject to various regulatory capital requirements administered by the FRB and the OCC. Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank each maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. We compute capital ratios in accordance with Federal Reserve capital guidelines and OCC capital rules for assessing adequacy of capital for the Company and CIT Bank, respectively. The regulatory capital rules applicable to the Company and the Bank were the Basel III Rule and the Simplification Final Rule for the period ended on March 31, 2020, and the Basel III Rule and the Transition Final Rule for the period ended December 31, 2019. CIT and CIT Bank are also subject to certain capitalization levels based on Regulation Y for Bank Holding Companies (“BHC”) and Change in Bank Control and the FDIC’s Prompt Corrective Action (“PCA”) framework. CIT Group and CIT Bank capital ratios were all in excess of minimum capital ratios to be considered well-capitalized under Regulation Y and the PCA framework, respectively, at March 31, 2020 and December 31, 2019.

In March 2020, the OCC, FRB and FDIC collectively issued an interim final rule on the Revised CECL Transition Rule for regulatory capital. The Revised CECL Transition Rule provides banking organizations that implement CECL during the 2020 calendar year with the option to delay for two years the impact of CECL’s effect on regulatory capital, followed by a three-year transition period. During the first two years of the transition period, CIT will delay the day one impact of CECL to retained earnings ($82.4 million), plus a scaling factor of 25 percent of the change in the Adjusted Allowance for Credit Losses (“AACL”) from initial CECL implementation to the end of the quarter, excluding the impact of the initial non-PCD charge related to MOB, or $424 million times 25 percent ($106 million). After the initial two-year delay period, there will be a three-year phase in period starting January 1, 2022. The day one impact of CECL and the 25% scaling factor of the change in non-PCD ACL from Day 1 to the end of the second year will be phased out: 75 percent of transitional benefits are recognized in regulatory capital in year three; 50 percent in year four; and 25 percent in year five. After that point the banking organization would have fully reversed out the temporary regulatory capital benefits of the two-year delay and adjustments. These changes are only applicable to regulatory capital, which resulted in an increase to CET1 capital of $188 million as of March 31, 2020. There was no impact to the balance sheet or the income statement.

The following table summarizes the actual and required capital ratios:

Capital Components and Ratios (dollars in millions)

	CIT		CIT Bank, N.A.
	March 31,	December 31,	March 31,	December 31,
	2020	2019	2020	2019
Common Equity Tier 1 Capital	$5,158.1	$5,444.4	$4,677.7	$4,879.6
Tier 1 Capital	5,682.9	5,969.3	4,677.7	4,879.6
Total Capital	6,842.3	6,983.3	5,545.7	5,644.3
Risk-Weighted Assets	$52,973.0	$45,262.0	$45,160.2	$37,150.5

Common Equity Tier 1 Capital Ratio:
Actual	9.7%	12.0%	10.4%	13.1%
Effective minimum ratios under Basel III guidelines(1)	7.0%	7.0%	7.0%	7.0%
BHC and PCA Well-Capitalized	(2)	(2)	6.5%	6.5%
Tier 1 Capital Ratio:
Actual	10.7%	13.2%	10.4%	13.1%
Effective minimum ratios under Basel III guidelines(1)	8.5%	8.5%	8.5%	8.5%
BHC and PCA Well-Capitalized	6.0%	6.0%	8.0%	8.0%
Total Capital Ratio:
Actual	12.9%	15.4%	12.3%	15.2%
Effective minimum ratios under Basel III guidelines(1)	10.5%	10.5%	10.5%	10.5%
BHC and PCA Well-Capitalized	10.0%	10.0%	10.0%	10.0%
Tier 1 Leverage Ratio:
Actual	9.8%	11.9%	8.9%	11.0%
Required minimum ratios under Basel III guidelines(1)	4.0%	4.0%	4.0%	4.0%
BHC and PCA Well-Capitalized	(2)	(2)	5.0%	5.0%
(1)

Required minimum ratios include stated minimums of 4.5%, 6% and 8% for CET1 capital, Tier 1 capital and Total capital ratios, respectively, plus the fully phased-in capital conservation buffer of 2.5%.

(2)	Regulation Y for the bank holding company does not define well-capitalized ratios for CET1 ratio and Tier 1 leverage ratio.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14 — INCOME TAXES

The Company’s global effective income tax rate was 10.4% and 24.1% for the three months ended March 31, 2020 and 2019, respectively. The decrease was primarily due to the impact of lower pre-tax book income on permanent adjustments and the impact of the non-deductible portion of the goodwill impairment.

The quarterly income tax expense is based on a projection of the Company’s annual effective tax rate. This annual effective tax rate is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The effective tax rate each period is also impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to the valuation allowances, and discrete items. The currently forecasted effective tax rate may vary from the actual year-end 2020 effective tax rate due to the changes in these factors.

Uncertain Tax Benefits

The Company recognizes tax benefits when it is more likely than not that the position will prevail, based solely on the technical merits under the tax law of the relevant jurisdiction. The Company will recognize the tax benefit if the position meets this recognition threshold determined based on the largest amount of the benefit that is more than likely to be realized.

NOTE 15 — COMMITMENTS

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

Commitments (dollars in millions)

	March 31, 2020			December 31, 2019
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets	$3,477.0	$4,893.9	$8,370.9	$6,459.7
Letters of credit
Standby letters of credit	52.5	178.8	231.3	199.6
Other letters of credit	7.3	3.1	10.4	6.7
Deferred purchase agreements	1,556.1	—	1,556.1	2,060.6
Purchase and Funding Commitments
Rail and other purchase commitments(1)	$690.6	$—	$690.6	$813.7
(1)	Other purchase commitments primarily relate to Equipment Finance businesses.

Financing Commitments

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At March 31, 2020, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking segment.

Financing commitments also include credit line agreements to Commercial Finance clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, was $175 million and $172 million at March 31, 2020 and December 31, 2019, respectively.

As financing commitments may not be fully drawn, may expire unused, may be reduced or canceled at the customer’s request, and may require the customer to be in compliance with certain conditions, total commitment amounts do not necessarily reflect actual future cash flow requirements.

The table above excludes uncommitted revolving credit facilities extended by Commercial Finance to its clients for working capital purposes. In connection with these facilities, Commercial Finance has the sole discretion throughout the duration of these facilities to determine the amount of credit that may be made available to its clients at any time and whether to honor any specific advance requests made by its clients under these credit facilities.

Letters of Credit

In the normal course of meeting the needs of clients, CIT sometimes enters into agreements to provide financing and letters of credit. Standby letters of credit are issued by CIT to guarantee payment to the beneficiary if a client on whose behalf the letter of credit was issued does not meet its obligation. These financial instruments generate fees and involve, to varying degrees, elements of credit risk in excess of amounts recognized in the Consolidated Balance Sheets. To minimize potential credit risk, CIT generally requires collateral, and, in some cases, additional forms of credit support from the client.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Purchase Agreements

A DPA is a guarantee provided in conjunction with factoring, whereby CIT provides a client with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, CIT is then required to purchase the receivable from the client, less any borrowings for such client. The outstanding amount in the table above, less $131.2 million of borrowings for such clients, is the maximum amount that CIT would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring CIT to purchase all such receivables from the DPA clients.

The table above includes $1,492 million and $1,966 million of DPA credit protection at March 31, 2020 and December 31, 2019, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $64 million and $94 million available under DPA credit line agreements, net of the amount of DPA credit protection provided at March 31, 2020 and December 31, 2019, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

NOTE 16 — CONTINGENCIES

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $35 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2020. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

Those Litigation matters for which an estimate is not reasonably possible or as to which a loss does not appear to be reasonably possible, based on current information, are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

The foregoing statements about CIT’s Litigation are based on the Company’s judgments, assumptions, and estimates and are necessarily subjective and uncertain. The Company has several hundred threatened and pending judicial, regulatory and arbitration proceedings at various stages. One of the Company’s significant Litigation matters is described below.

Hawaiian Foreclosure Litigation Claims

Based on recent rulings of the Hawaii Supreme Court, 43 individual lawsuits were filed against CIT in Hawaii alleging technical violations in non-judicial foreclosures. Similar cases have been filed against other mortgage lenders in Hawaii. The Hawaii Supreme Court did not establish a clear methodology for calculating alleged damages if a violation is proven and there is substantial dispute in this regard. In many instances the borrower had no equity in the home at the time of foreclosure. Damages sought in these cases include any lost equity, compensation for loss of use of the house and, in some cases, treble or punitive damages under Hawaii's unfair practices law. The Company has settled all of the individual lawsuits alleging foreclosure violations. In addition to the individual lawsuits, plaintiffs’ counsel filed six putative class actions alleging the same foreclosure defects violate Hawaii’s unfair and deceptive acts and practices statute. The Company was not named as a defendant in any of the class actions, but serviced loans at the time of foreclosure on behalf of various securitization trusts. In November 2019, the Company signed a class settlement agreement to resolve the claims of the putative class members in the class actions for approximately $9.25 million. In order to effectuate the settlement, a new class action was filed against the Company on February 7, 2020, and concurrently plaintiffs’ counsel filed a motion seeking preliminary approval of the settlement. The court granted the

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

motion for preliminary approval of the settlement after a hearing on March 19, 2020. The final approval hearing is currently scheduled for July 22, 2020.  Based on existing reserves, CIT does not expect the settlement will have a material impact.

NOTE 17 — BUSINESS SEGMENT INFORMATION

Segment Profit and Assets

After closing the MOB Acquisition, we reported the acquired businesses within our existing business segments. The transaction diversifies and enhances CIT’s funding profile with stable, lower-cost deposits from MOB’s leading HOA banking business, which extends CIT’s commercial banking capabilities. Refer to Note 24 — Business Segment Information in our 2019 Form 10-K for detail on the segments.

The following table presents segment data related to continuing operations.

Segment Pre-tax Income (Loss) (dollars in millions)

	Commercial Banking	Consumer Banking	Corporate	Total CIT
Quarter Ended March 31, 2020
Interest income	$367.9	$101.6	$44.1	$513.6
Interest expense (benefit)	163.5	(10.1)	72.3	225.7
Provision for credit losses	508.9	5.0	-	513.9
Rental income on operating leases	209.8	-	-	209.8
Other non-interest income	87.3	14.0	29.3	130.6
Depreciation on operating lease equipment	78.3	-	-	78.3
Maintenance and other operating lease expenses	53.6	-	-	53.6
Goodwill impairment	301.5	43.2	-	344.7
Operating expenses/loss on debt extinguishment and deposit redemption	213.3	102.1	19.0	334.4
(Loss) income from continuing operations before provision (benefit) for income taxes	$(654.1)	$(24.6)	$(17.9)	$(696.6)
Select Period End Balances
Loans	$30,022.7	$8,507.7	$-	$38,530.4
Credit balances of factoring clients	(1,023.7)	-	-	(1,023.7)
Assets held for sale	48.3	24.9	-	73.2
Operating lease equipment, net	7,488.1	-	-	7,488.1
Quarter Ended March 31, 2019
Interest income	$356.6	$95.5	$64.4	$516.5
Interest expense (benefit)	199.4	(39.3)	75.5	235.6
Provision (benefit) for credit losses	35.1	(2.1)	-	33.0
Rental income on operating leases	217.7	-	-	217.7
Other non-interest income	77.6	4.7	14.5	96.8
Depreciation on operating lease equipment	79.4	-	-	79.4
Maintenance and other operating lease expenses	49.8	-	-	49.8
Operating expenses/loss on debt extinguishment and deposit redemption	180.7	93.8	1.7	276.2
Income from continuing operations before provision (benefit) for income taxes	$107.5	$47.8	$1.7	$157.0
Select Period End Balances
Loans	$24,641.3	$6,605.7	$-	$31,247.0
Credit balances of factoring clients	(1,651.3)	-	-	(1,651.3)
Assets held for sale	56.1	4.5	18.8	79.4
Operating lease equipment, net	6,989.5	-	-	6,989.5

NOTE 18 — GOODWILL AND INTANGIBLE ASSETS

Goodwill (dollars in millions)

	Commercial Banking	Consumer Banking	Total
December 31, 2019	$326.7	$43.2	$369.9
Additions	116.4	5.2	121.6
Impairment	(301.5)	(43.2)	(344.7)
March 31, 2020	$141.6	$5.2	$146.8

The December 31, 2019 goodwill included amounts from CIT's emergence from bankruptcy in 2009 and the 2015 acquisition of IMB HoldCo LLC, the parent company of OneWest Bank.  As detailed in Note 2 – Acquisition and Discontinued Operations, on January 1, 2020, CIT Bank acquired MOB, and the acquired assets and liabilities were recorded at their estimated fair value as

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

of the acquisition date resulting in $121.6 million of goodwill. The Company allocated $116.4 million of the goodwill to Commercial Banking and $5.2 million to Consumer Banking. Additionally, intangible assets of $102.6 million were recorded related to the valuation of core deposit intangibles, trade name and customer relationships, as detailed in the table below.

Once goodwill has been assigned, it no longer retains its association with a particular event or acquisition, and all of the activities within a RU, whether acquired or internally generated, are available to support the value of goodwill.

In accordance with ASC 350, Intangibles — Goodwill and other, goodwill is assessed for impairment at least annually, or more often if events or circumstances have changed significantly from the annual test date that would indicate a potential reduction in the fair value of the RU below its carrying value. The Company performs its annual goodwill impairment test during the fourth quarter of each year or more often if events or circumstances have changed significantly from the annual test date, utilizing data as of September 30 to perform the test. The overall deterioration in the macroeconomic environment, challenges in the banking industry, including the low rate environment, and, in particular, the sustained decrease in CIT’s and its peer companies’ stock prices triggered the need for an interim goodwill impairment test in the first quarter of 2020.

CIT defines its RUs as Commercial Finance, Real Estate Finance, Rail and Consumer Banking.  Currently, the goodwill associated with the MOB Acquisition remains its own separate RUs within the Commercial Banking and Consumer Banking segments as MOB has not yet been fully integrated with CIT.

Fair Value

Determining the value of the RUs as part of the quantitative impairment test involves significant judgment. The methodology used to assess impairment during the first quarter of 2020 was largely consistent with that used in our annual analysis whereby a combination of the income approach (i.e. discounted cash flow (“DCF”) method) and the market approach (i.e. Guideline Public Company ("GPC") method) were used to determine the fair value.  In the application of the Income Approach, the Company determined the fair value of the RUs using a DCF analysis. See Note 25 -- Goodwill and Intangible Assets in the Company’s 2019 Form 10-K for details.

For the annual impairment test, the DCF model used earnings projections and respective capitalization assumptions based on two-year financial plans presented to the Board of Directors.  For purposes of the interim test, the Company’s financial plans for 2020 and 2021 were updated for the projected impact of COVID-19 on the net revenue growth and asset utilization.  Beyond the initial two-year period, the projections converge toward a constant long-term net revenue growth rate of up to 3% based on the projected revenues of the RU, as well as expectations for the development of gross domestic product and inflation, which are captured in the terminal value. Estimating future earnings and capital requirements involves judgment and the consideration of past and current performance and overall macroeconomic and regulatory environments.

The cash flows determined based on the process described above were discounted to their present value. The discount rate (cost of equity) applied is comprised of a risk-free interest rate, an equity risk premium, a size premium and a factor covering the systemic market risk (RU-specific beta) and, where applicable, a company specific risk premium. The values for the factors applied are determined primarily using external sources of information. The RU-specific betas are determined based on a group of peer companies. The discount rates applied to the RUs ranged from 10.25% to 11.25%.

In our application of the market approach, for the GPC Method, the Company applied market-based multiples derived from the stock prices of companies considered by management to be comparable to each of the RUs, to various financial metrics for each of the RUs, as determined applicable to those RUs, including tangible book or book value, earnings and projected earnings. In addition, the Company applied a 40% control premium based on our review of transactions observable in the market place that we determined were comparable to the current economic environment. The control premium is management's estimate of how much a market participant would be willing to pay over the fair market value for control of the business. There was a significant reduction in the values determined under this methodology as a result of the sustained depression in CIT’s peer company stock prices.

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

Based on the quantitative analysis, as described above, the Company concluded that the carrying amount of the Commercial Finance, Real Estate Finance and Consumer Banking RUs exceeded their estimated fair value and thus the Company recorded an impairment of the goodwill in the Commercial Finance, Real Estate Finance and Consumer Banking RUs of $159.9 million, $141.6 million and $43.2 million, respectively, representing the full amount of goodwill assigned to the RUs.

Goodwill associated with Rail of $25.2 million was determined not to be impaired as the fair value of the RU exceeded the book value.  With respect to the $121.6 million goodwill associated with RUs from the MOB Acquisition, there was no trigger event identified.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Management will continue to monitor the remaining goodwill for additional impairment, particularly in light of the COVID-19 pandemic’s impact to the macro-economic environment.

Intangible Assets

The following table presents the gross carrying value and accumulated amortization for intangible assets, excluding fully amortized intangible assets.

Intangible Assets (dollars in millions)

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$222.4	$(86.6)	$135.8	$126.3	$(79.7)	$46.6
Trade names	27.7	(13.6)	14.1	24.7	(12.7)	12.0
Customer relationships	27.4	(17.2)	10.2	23.9	(16.2)	7.7
Other	7.4	(7.4)	—	7.4	(7.7)	(0.3)
Total intangible assets	$284.9	$(124.8)	$160.1	$182.3	$(116.3)	$66.0

The following table presents the changes in intangible assets:

Intangible Assets Rollforward (dollars in millions)

	Core Deposit Intangibles	Trade Names	Customer Relationships	Other	Total
December 31, 2019	$46.6	$12.0	$7.7	$(0.3)	$66.0
Additions	96.1	3.0	3.5	—	102.6
Amortization	(6.9)	(0.9)	(1.0)	0.3	(8.5)
March 31, 2020	$135.8	$14.1	$10.2	$—	$160.1

The addition to intangible asset balances in 2020 reflect the intangibles recognized as a result of the acquisition of MOB. The largest component related to the valuation of core deposits. Core deposit intangibles (“CDIs”) represent future benefits arising from noncontractual customer relationships (e.g., account relationships with the depositors) acquired from the purchase of demand deposit accounts, including interest and non-interest bearing checking accounts, money market and savings accounts. CDIs have a finite life and are amortized on a straight line basis over the estimated useful life of seven years related to the OneWest acquired CDI and ten years for the MOB acquired CDI. Amortization expense for the intangible assets is recorded in Operating expenses.

Accumulated amortization totaled $124.8 million at March 31, 2020. Projected amortization for the years ended March 31, 2021 through March 31, 2025, is approximately $33.7 million, $32.2 million, $19.5 million, $13.4 million, and $13.3 million, respectively.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk ("MD&A") contain financial terms that are relevant to our business, and a Glossary of new key terms is included later in this MD&A. This adds to the Glossary included in Item 1. Business Overview in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”).

Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of the Company. See "Non-GAAP Financial Measurements" for a reconciliation of these financial measures to comparable financial measures in accordance with U.S. GAAP.

Throughout this MD&A we reference specific "Notes" to our financial statements. These are notes to the Condensed Consolidated Financial Statements in Item 1. Financial Statements (“Item 1”).

MUTUAL OF OMAHA BANK ACQUISITION

On January 1, 2020, CIT acquired Mutual of Omaha Bank (“MOB”), the savings bank subsidiary of Mutual of Omaha Insurance Company and Omaha Financial Holdings, Inc. (“OFHI”). CIT paid approximately $1 billion as consideration, comprised of approximately $850 million in cash and approximately 3.1 million shares of CIT Group Inc. common stock (valued at approximately $141 million at the time of closing). Some key items related to the acquisition are as follows:

•

MOB’s total assets acquired were $8.3 billion, which mainly consisted of approximately $6.3 billion of loans and approximately $1.7 billion of investment securities. Loans consisted of commercial and industrial loans and real estate loans, which were included in our Commercial Banking segment and consumer loans (primarily correspondent residential mortgages), in our Consumer Banking segment.

•

Deposits acquired were $7.0 billion and included approximately $4.5 billion of homeowner’s association (“HOA”) deposits. CIT also acquired 25 bank branches, primarily in the Southwest, Midwest and Southeast.

•	Accretion of purchase accounting adjustments on the acquired commercial loans is expected essentially to offset amortization on consumer loans. Net accretion after 2020 is expected to be minimal.
•	CIT equity increased by $141 million related to the 3.1 million common shares issued from treasury stock.
•

As discussed in Critical Accounting Estimates below, while no allowance for loan losses was carried over, CIT recorded an Allowance for Credit Losses (“ACL”) for non-purchase credit deteriorated (“non-PCD”) loans through an increase to the provision for credit losses.

•

CIT recorded goodwill of $122 million, representing the excess of the purchase price over the fair value of the net assets acquired, and $103 million of intangible assets, which we expect will increase amortization expense by approximately $10 million in 2020.

The transaction diversifies and enhances CIT’s funding profile with stable, lower-cost HOA deposits from MOB’s leading Community Association Banking (“CAB”) business. In addition, it advances CIT’s strategic plan, extends its commercial banking capabilities and is expected to enhance profitability. Financial data for the prior period has not been restated to include the acquisition and therefore, are not directly comparable to subsequent periods. See Note 2 — Acquisition and Discontinued Operations in Item 1 for additional information.

The consolidated financial statements include the effects of Purchase Accounting Adjustments (“PAA”) upon completion of the MOB Acquisition. The assets acquired and liabilities assumed in this transaction were recorded at their estimated fair values as of the closing date and the Company’s results of operations include the results of the acquisition beginning with the closing date.  Consideration paid in excess of the net fair values of the acquired assets, intangible assets and assumed liabilities was recorded as Goodwill. Accretion and amortization of certain PAA are included in the Consolidated Statements of Income, primarily impacting Net Finance Revenue (“NFR”) (interest income and interest expense) and non-interest expenses. The purchase accounting accretion and amortization on loans, borrowings and deposits is recorded in interest income and interest expense over the weighted-average life of the financial instruments using the effective yield method. Intangible assets related to the MOB Acquisition were recorded related to the valuation of core deposits and other intangible assets. Intangible assets have finite lives, and as detailed in Note 2 — Acquisition and Discontinued Operations and Note 18 — Goodwill and Intangible Assets in Item 1, are amortized on an accelerated or straight-line basis, as appropriate, over the estimated useful lives and recorded in non-interest expenses.

SUMMARY OF 2020 FINANCIAL RESULTS

The following table summarizes the Company’s results in accordance with U.S. GAAP as included in the Condensed Consolidated Statements of Income for the quarters ended March 31, 2020 and 2019, and also for the quarter ended December 31, 2019. We similarly provide results that exclude noteworthy items, which are reconciled to GAAP in the Non-GAAP Financial Measurements section at the end of the MD&A. As explained further in the Non-GAAP Financial Measurements section, we exclude noteworthy items to reflect how management views the underlying performance of the business.

Our financial results and trends in the first quarter 2020 reflect three key events during the quarter:

•	The impact of the global pandemic from the spread of the novel strain of coronavirus disease 2019 (“COVID-19”) virus and the ensuing adverse impact on the macroeconomic environment.
•

The adoption of the CECL standard, which requires the estimation of credit losses over the full remaining expected life of the portfolio, along with the impact from the macroeconomic conditions resulted in a provision for credit losses of $514 million. See Credit section of COVID-19 Pandemic Response below.

•	The acquisition of MOB on January 1, 2020 impacted the comparability of current quarter results to prior periods.

Although we grew assets during the quarter, reflecting the MOB Acquisition, results for the quarter were impacted by a provision for credit losses of $514 million, reflecting the current economic stress and the associated impact on the ACL due to the adoption of CECL. In addition, the impact of the global pandemic related to the COVID-19 virus and the ensuing adverse impact on the macroeconomic environment were contributing factors that led to a $339 million after-tax impairment of goodwill, which was primarily related to the OneWest Bank acquisition.

Results of Operations (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
GAAP Results	2020	2019	2019
(Loss) income from continuing operations available to common shareholders	$(628.1)	$121.1	$119.2
Loss from discontinued operations, net of taxes	-	-	(0.3)
Net (Loss) income available to common shareholders	$(628.1)	$121.1	$118.9
Diluted (loss) income per common share
(Loss) income from continuing operations available to common shareholders	$(6.40)	$1.27	$1.18
Income (loss) from discontinued operations, net of taxes	-	-	-
Diluted (loss) income per common share available to common shareholders	$(6.40)	$1.27	$1.18
Average number of common shares - diluted (thousands)	98,089	95,143	101,096

Non-GAAP Results, excluding noteworthy items
(Loss) income from continuing operations available to common shareholders	$(238.4)	$121.1	$119.2
Loss from discontinued operations, net of taxes	-	-	(0.3)
Net (Loss) income available to common shareholders	$(238.4)	$121.1	$118.9
Diluted (loss) income per common share
(Loss) income from continuing operations available to common shareholders	$(2.43)	$1.27	$1.18
Income (loss) from discontinued operations, net of taxes	-	-	-
Diluted (loss) income per common share available to common shareholders	$(2.43)	$1.27	$1.18

First quarter loss to common shareholders was $628 million or $6.40 per diluted common share. Excluding noteworthy items, the first quarter loss to common shareholders was $238 million or $2.43 per diluted common share1, primarily reflecting a $469 million provision for credit losses, of which $405 million ($3.38 per diluted common share) relates to the forecasted macroeconomic environment.

NFR2 benefited from the addition of MOB but was adversely impacted by the macroeconomic environment and Federal Reserve rate reductions of 150 bps in March 2020. Although the reduction in interest rates benefited our deposit costs, this was more than offset by the impact on our loan and securities portfolio. Average outstanding deposit costs decreased compared to the prior quarter, including a benefit from the addition of lower-cost MOB deposits. Income on loans also reflected lower interest recoveries and a decline in prepayment fees, as prepayment rates slowed. Net operating lease revenue was down on lower rail car utilization, continued lease rates compression, as well as higher maintenance costs. See Net Finance Revenue section for more details.

Other non-interest income benefited from the addition of MOB, reflecting higher fee income driven by the addition of our CAB business, and an increase in capital markets fees. We recognized strong gains on investment and asset sales, prior to the market disruption in March. The disruption in the markets gave rise to a negative mark-to-market in the current quarter on credit valuation adjustments (“CVA”) related to customer derivatives. See Non-Interest Income section for more details.

The deterioration of the macroeconomic environment as a result of COVID-19 and the related effects on CIT’ results of operations and decrease in our stock price, triggered a goodwill impairment assessment, which resulted in an impairment charge of $345 million in the current quarter. See Note – 18 Goodwill and Intangible Assets in Item 1 and Non-Interest Expense section for more details.

[1]	Loss to common shareholders excluding noteworthy items is a non-GAAP measure. See “Non-GAAP Measurements” for a reconciliation of non-GAAP to GAAP financial information.
[2]	Net finance revenue is a non-GAAP measure. See “Non-GAAP Measurements” for a reconciliation of non-GAAP to GAAP financial information.

On a per diluted common share basis, the results also reflect an increase in the average number of diluted common shares outstanding due to the issuance of approximately 3.1 million common shares for the acquisition of MOB.

Financial results for the first quarter included the following noteworthy items:

•	$339 million (after-tax) ($3.46 per diluted common share) in goodwill impairment charges, primarily related to goodwill recorded for the OneWest Bank acquisition.
•	$37 million (after tax) ($0.37 per diluted common share) charge to the day 1 provision for credit losses from the MOB Acquisition.
•	$14 million (after tax) ($0.14 per diluted common share) in merger and integration costs related to the MOB Acquisition.

The following table reflects the impact of noteworthy items on our GAAP results for the quarter ended March 31, 2020. See Non-GAAP Financial Measurements section.

Noteworthy Adjustments (dollars in millions, except diluted per share amounts)

	Net Loss Available to Common Shareholders
GAAP Results	$(628.1)	$(6.40)
Goodwill impairment	339.0	3.46
MOB day 1 provision for credit losses	36.7	0.37
MOB merger and integration costs	14.0	0.14
Non-GAAP Results (certain EPS balances may not sum due to rounding)	$(238.4)	$(2.43)
The net loss excluding noteworthy items reflects a pre-tax $469 million provision for credit losses, of which $405 million ($3.38 per diluted common share) relates to the forecasted macroeconomic environment.

COVID-19 PANDEMIC RESPONSE

Since December 2019, the outbreak of COVID-19, has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown and a significant increase in unemployment. Global equity and credit markets have experienced significant volatility and weakness. Governments and central banks have responded with significant monetary and fiscal policy measures designed to stabilize economic conditions and the functioning of the global financial markets. The duration and impact of the COVID-19 pandemic is still evolving, as are the government and central bank interventions. Thus, it is too early to estimate the impact to our financial results in future periods.

Our business had prepared for crises that could disrupt operations, such as natural disasters, terrorist activities, pandemics and economic disruption, although the impact of the COVID-19 pandemic on the U.S. economy has been faster and more severe than could have reasonably been predicted. CIT’s Business Continuity Team (“BCT”) monitored the progression of COVID-19 as it spread throughout the world. Our BCT comprises leaders from Technology & Operations, Human Resources, Risk, Legal, Consumer Banking, and Communications, with established routines coordinating all enterprise activities. In response to the growing concerns regarding the COVID-19 pandemic, the BCT was activated on February 26th, leveraging the Business Continuity Plan, which includes a pandemic plan, and began continuous monitoring activity and meeting daily with the Executive Management Committee (“EMC”) and regularly with the Board of Directors to discuss impacts and developments. Throughout this time, regular updates have been provided to our regulators.

Early in the process, we had emergency notifications tested to confirm that all employees could be reached in the event of a facility closure or other event. We also confirmed that key employees had the capability to work remotely and tested our ability to conduct the monthly accounting close for February from remote locations. Although our branches remain open, in consideration of the severity of the virus, we created reduced density work plans for activities that cannot be fully performed remotely and implemented additional cleaning measures that are being conducted in our facilities. We continue to execute our business continuity plan, as discussed below, and will continue to monitor and adapt our plans to meet this evolving situation.

Supporting our employees, communities and customers during these times has been our top priority.

Supporting our Employees

We have effectively leveraged important investments that we made in our infrastructure and processes, which has allowed us to keep our employees safe and healthy, as well as continue to run our business and service our customers’ needs. Over 90% of employees are successfully working remotely, leveraging the significant hardware and software upgrades that we have made over the last few years. We implemented reduced density and social distancing protocols for employees in branches and lockbox operations. We also introduced the CIT Emergency COVID-19 Pay Program (“ECPP”), which provides additional pay to certain front-line branch and operations employees whose jobs cannot be performed remotely.

The Company created a special internal web page for a summary of all COVID-19 updates that includes employee support, communications and access to resources, both internal and external, and referral links to the Centers for Disease Control and Prevention (“CDC”) website. In addition, our CEO and EMC are hosting weekly Town Halls, where they discuss the events as they unfold and how CIT is prepared and responding.

In early March we instituted the following protocols within CIT:

•

If for personal or business reasons an employee, or someone they have close personal contact with (e.g. spouse, roommate), recently traveled to, or had flight stopovers in, any countries assigned a Risk Assessment Level 1-3 by the CDC, that employee was directed to work remotely for 14 calendar days from the time of their arrival home.

•	If an employee has been diagnosed with or exposed to COVID-19 that employee must work remotely for 14 calendar days from the time of such diagnosis or exposure.
•	Employees were reminded regularly to practice social distancing by keeping appropriate space between individuals when possible and to avoid shaking hands.
•

Employees were reminded to limit large group gatherings or forums to no more than 10 people in one meeting or gathering and to use technology such as video conferences and conference calling to conduct business.

Effective March 13, we instituted a work-from-home policy for New York City and Chicago-based employees for an initial period of two weeks. Effective March 17, all employees that were equipped to work from home in our other locations were authorized to do so. We modified this directive throughout the company to comply with local mandates from all levels of governments where we operate. Although over 90% of our employees are equipped and effectively working remotely, there are some functions that cannot perform their work remotely, such as lockbox operations and branch operations, where we have implemented reduced density and social distancing protocols. Business travel has effectively been suspended until further notice.

Additional precautions, such as spreading out workstations, adding more supplies, and increasing cleaning schedules, are being taken at those facilities following CDC guidelines. We prepared for on-demand deep cleaning and disinfectant protocols to address any specific issues that may arise. In our branches, we have taken additional measures to support the health and wellbeing of our staff and customers, including using hospital grade germicide solution, regularly cleaning counters, door handles and other frequently-touched surface areas, disinfecting ATMs and practicing social distancing whenever possible.

Supporting our Communities

CIT understands the stresses to the communities brought on by the COVID-19 pandemic. CIT made a $1 million community commitment to support those affected by COVID-19. These resources will provide some immediate relief to New York City and L.A. County, the respective headquarters for the company and its bank subsidiary. In addition, it will provide support for several community initiatives across our footprint that aim to provide relief to those impacted by the pandemic, with approximately half of the funding supporting nonprofits assisting small businesses in California.

Another way CIT is supporting the fight against COVID-19 is by providing financing, including to a customer to help it procure millions of advanced N95 surgical masks that will protect medical professionals battling the COVID-19 pandemic.

Supporting our Customers

The well-being of our customers is a top priority and we know our customers need access to their deposits. We have taken all steps possible to allow our customers to maintain access to their accounts. We updated our CIT Bank website to include a COVID-19 link, where we keep our retail customers updated and list contact numbers to discuss questions they may have regarding access to their deposits or on mortgages.

We have worked to keep our branches accessible throughout this event, with modified service hours. For those branches that offer drive-thru service, the lobby area has been closed. We have taken the following additional measures in our branches to support the health and wellbeing of our branch staff and customers.

•	Using CDC-approved sanitizers and germicide solutions each night to clean the branch.
•	Enhanced cleaning of frequently-touched surface areas like counters and door handles.
•	Disinfecting ATMs.
•	Furnished branch staff with protective gloves to handle cash and other high-touch materials.
•	Displayed posters outlining healthy habits and tips, as suggested by health officials.
•	We have limited the number of customers in the branch at any given time.

Our strength is our client service. We are staying in touch with our commercial clients to understand the possible financial impact the COVID-19 pandemic may have on their businesses and to help them navigate through this period. We know our customers are closely monitoring possible impacts of the pandemic on their businesses, including supply chain issues, changes in business pipelines and demand and the possible impact on their liquidity and access to capital.

We have implemented business specific procedures and processes to receive, track and evaluate client inquiries. Inquiries are being evaluated on a case-by-case basis. Managing accounts online and via mobile banking is also available, and for additional guidance on financial matters, the Company offers its free Personal Finance Empowered digital learning modules. This free, online educational tool, centers on topics critical to personal finance management, including building savings, mortgage education and retirement planning.

Relief Measures for Our Depositors and Retail Customers

•	We are assisting customers with accessing needed funds by waiving fees for ATMs, overdrafts or early withdrawal of CDs for customers that are affected by COVID-19.
•	Impacted mortgage customers have been encouraged to reach out for relief.
•	CIT has suspended residential property foreclosures and evictions for at least 60 days for single family homeowners due to the coronavirus national emergency to align with government agency guidance.
•

The Company may provide payment or other contract modifications, including payment deferrals, which allows for mortgage payments to be suspended or reduced temporarily for a certain period due to hardship caused by COVID-19. Each loan is evaluated on the specific facts and circumstances of the affected borrower. As of April 24, 2020, approximately 1,600 consumer customers have requested and been granted deferment arrangements, totaling approximately $600 million in carrying value.

Relief Measures for Our Commercial Customers

CIT is proactively engaging with our clients to understand the possible financial impacts the COVID-19 pandemic is having on their business and providing our expertise and advice on possible solutions during this period.

Commercial customers impacted by COVID-19 may qualify for up to 3 months of deferred payments beginning with the next payment due date. Loans may be restructured with up to 3 months added to the current term. As of April 24, 2020, there have been approximately $1.6 billion of contract modifications approved for approximately 10,000 customers, of which approximately 70% of the balance related to payment deferrals. In addition, approximately $900 million of factored invoices have extended their terms by 30 to 90 days, of which approximately 65% related to exposures on balance sheet and approximately 35% related to our off-balance sheet DPA program. Extended rent terms on operating leases, including Rail, were insignificant.

In addition, on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. Included within Title I of the CARES Act was a provision for $349 billion in small business loans through the Paycheck Protection Program (“PPP”) for small businesses to keep their employees paid during the COVID-19 pandemic. Effective April 3, 2020, we began accepting applications from existing borrowers for the PPP. To be eligible, the borrower must be a CIT client as of February 15, 2020 and have a business operating account, combined with treasury management services, or a loan. The initial amount authorized was fully committed by the SBA by April 16, 2020. On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act was signed into law (the “Act”). The Act amends the CARES Act to authorize additional funding of $310 billion for the SBA to commit for loans under the PPP. Of the additional $310 billion of PPP funding, the Act sets aside (i) $30 billion for loans made by insured depository institutions and credit unions with consolidated assets of less than $10 billion, and community financial institutions, (ii) $30 billion for loans made by insured depository institutions and credit unions with consolidated assets of between $10 billion and $50 billion, and (iii) $250 billion for loans made by any PPP authorized lender. The SBA began accepting additional applications on April 27, 2020. CIT Bank is a participating PPP lender.

Our Business

Prior to the onset of the COVID-19 pandemic, CIT completed a significant business transformation, strengthened our risk profile and focused our priorities. Over the past five years, we have divested over $14 billion of non-core assets, including our Commercial Air, Financial Freedom, and NACCO businesses, along with Business Capital international businesses. 84% of our funding profile at March 31, 2020 was comprised of deposits, diversified across multiple channels, and our unsecured debt maturity schedule has been flattened and extended. We have strengthened our risk management framework and focused on prudent growth and robust capital and liquidity levels informed by stress testing that includes both market and idiosyncratic stress environments. We have made substantial investments in technology and systems to automate more processes and to upgrade our system infrastructure, that enable us to work effectively under current conditions.

Funding and Liquidity

As a result of our strategic transformation, we have strong and diversified sources of funding and liquidity. We have diversified sources of deposits, including our Online Bank, a branch network of approximately 90 Branches, 64 of which are in top MSAs in Southern California, commercial deposits and, with the recent MOB Acquisition, a leading national HOA deposit channel, which reaches over 4.5 million households. We have access to the unsecured debt markets in both CIT Bank and CIT as well as committed secured facilities described below.

We have a strong level of Liquid Assets comprised of the majority of our cash and securities along with a robust liquidity risk management process to provide us the ability to meet expected and contingent funding needs under both normal and stressed environments (both idiosyncratic and market stresses). Our funding and liquidity remain strong.

At March 31, 2020 we had $9.5 billion of total Liquid Assets and $3.5 billion of contingent liquidity sources available, most of which is held at the Bank, commensurate with our assets.

•

At March 31, 2020, our Liquid Assets comprised 16% of total assets and included approximately $3.5 billion of Available Cash[3] (of which $0.9 billion is available at the BHC) and $6.0 billion of High Quality Liquid Securities, of which approximately $3.0 billion is pledged but not drawn against at the FHLB and available for sale.

•	At March 31, 2020, our contingent liquidity sources include:
o

A committed and secured ABL facility of $1.0 billion available to the parent and non-bank subsidiaries, of which approximately $420 million was unused, provided that eligible assets are available to serve as collateral.

o	A committed Revolving Credit Facility of $300 million, of which approximately $260 million was available to be drawn at the parent.
o

FHLB capacity of $5.9 billion (collateralized by lending assets), of which $3.1 billion was outstanding, resulting in approximately $2.8 billion of available capacity for CIT Bank. (The $5.9 billion capacity amount excludes capacity to borrow against approximately $3.0 billion of High Quality Liquid Securities, which are pledged at the FHLB but are available for sale until CIT borrows against the securities).

We continue to expand our tools to monetize High Quality Liquid Securities through the additional FHLB capacity and unutilized repo lines.

In addition, the Company has access to a borrowing facility with the FRB Discount Window. The borrowing capacity is determined by the FRB based on the collateral pledged. Beginning May 1, 2020, CIT Bank has access to a secured borrowing facility with the FRB Paycheck Protection Program Liquidity Facility.

We have minimal repayments of borrowings over the near-term. In calendar year 2020, we have no unsecured debt repayments nor FHLB advances due. Over the next twelve months, we have $500 million of unsecured borrowings due in March 2021, and $14 million of other structured financings. As of March 31, 2020, our certificates of deposit with maturities over the coming twelve months was approximately $9 billion. We added a maturity table in Funding and Liquidity that details our obligations.

See Funding and Liquidity section for further information and Note 9 – Borrowings in Item 1.

Capital

We have diversified sources of capital and our capital ratios remain well above regulatory minimum thresholds at CIT and at CIT Bank. We operate a sound enterprise risk management function, including a robust stress testing process. Capital stress testing is a key component of CIT’s capital planning process and is used to assess whether capital levels and capital actions are appropriate for CIT’s risk profile. Management sets capital targets at levels intended to provide for CIT’s continuing operation throughout economic cycles and periods of stress including a severely adverse scenario.

During August 2019, in anticipation of the MOB Acquisition, we ceased our share repurchase program and in the fourth quarter of 2019, we issued $200 million in Tier 1 qualifying preferred stock and $100 million of Tier 2 qualifying subordinate debt.

We ended 2019 with capital ratios of 12.0% CET1, 13.2% tier 1 capital and 15.4% total capital. On January 1, 2020 we issued $141 million in common equity as part of the acquisition price, resulting in pro forma CET1 ratio of 10.0% and total capital ratio of 13.0%, after accounting for a fully transitioned CECL impact and the acquisition of MOB.

[3]

Available cash consists of the unrestricted portions of balances as ‘Cash and due from banks’ and ‘Interest-bearing cash’, with additional restrictions to account for cash not accessible for liquidity, such as vault cash and deposits in transit.

The following table summarized the Common Equity Tier 1 (“CET1”) Capital Ratio rollforward reflecting the CECL adoption, the MOB Acquisition, the first quarter CECL COVID-19 impact, and the Revised CECL Transition Rule:

CET1 Capital and Risk-Weighted Asset (“RWA”) Rollforward (dollars in millions)

Common Equity Tier 1	CET1 Capital	RWA	Ratio(1)
Balance at December 31, 2019	$ 5,444.4	$ 45,262.0	12.0%
Legacy CIT CECL adoption	(82.4)	28.5	-0.2%
Balance at January 1, 2020	5,362.0	45,290.5	11.8%
MOB Acquisition	(116.3)	6,847.1	-1.8%
Post MOB Acquisition CET1 at January 1, 2020	5,245.7	52,137.6	10.0%
First quarter CECL COVID-19 impact(2)	(347.0)	(423.6)	-0.7%
All other first quarter activity	71.0	1,042.5	0.1%
Balance at March 31, 2020, before new 5-year transition	4,969.7	52,756.5	9.4%
New 5-Year Transition Benefit - both Day 1 and 25% of increase in AACL	188.4	216.5	0.3%
Balance at March 31, 2020	$ 5,158.1	$ 52,973.0	9.7%
(1)	Ratios are rounded based on underlying amounts.
(2)

The first quarter of 2020 change in AACL is calculated based on the formula prescribed by the Interagency Interim Final Rule allowing Banks that adopt CECL before the end of 2020 the option to delay the impact of CECL’s effect on regulatory capital for two years followed by a three-year transition period – the ‘5-year transition’. This includes $405 million of allowance build primarily driven by the impact of the COVID-19 pandemic.

•	The CET1 capital impact has been tax effected at 18.1%
•	The RWA decrease reflects the reduction for AACL in excess of the 1.25% regulatory threshold for inclusion in Tier 2 capital

On January 1, 2020 CIT implemented CECL and completed the MOB Acquisition, both of which impacted CIT’s capital ratios. CIT has elected the 5-year transition option under the Revised CECL Transition Rule which delays the CECL day one impact and part of the COVID-19 reserve impact to CET1 capital of $188.4 million for two years and then it will phase-in over a three-year period (see changes to CECL transition below).

The acquisition of MOB resulted in an increase in RWA totaling approximately $6.8 billion, as well as provision for credit losses of $45 million related to the non-PCD portion of the ACL. The MOB Acquisition also impacted regulatory capital due to the additional goodwill ($122 million) and intangible assets ($103 million) and the common stock issuance of $141 million.

Leading up to the completion of the acquisition, during 2019, CIT Bank issued $550 million of senior unsecured bank notes and CIT issued $100 million of Tier 2 qualifying subordinated notes as well as $200 million of Tier 1 qualifying preferred stock to fund the cash portion of the purchase price. CIT’s CET1 capital ratio following the CECL implementation and the MOB Acquisition on January 1, 2020 was 10.0%.

In March 2020, the OCC, FRB and FDIC collectively issued Revised CECL Transition Rule for regulatory capital, which provides for the option to delay for two years the impact of CECL’s effect on regulatory capital, followed by a three-year transition period. During the first two years of the transition period, CIT will delay the day one impact of CECL to retained earnings ($82.4 million), plus a scaling factor of 25 percent of the quarterly change in the Adjusted Allowance for Credit Losses “AACL”) from initial CECL implementation to the end of the quarter, excluding the impact of the initial non-PCD charge related to MOB, equal to $424 million times 25 percent ($106 million). After the initial two-year delay period, there will be a three-year phase in period starting January 1, 2022. These changes are only applicable to regulatory capital, which resulted in an increase to CET1 capital of $188.4 million as of March 31, 2020. There was no impact to the balance sheet or the income statement.

CIT’s CET1 ratio as of March 31, 2020 of 9.7% was lower than the post CECL adoption and post-MOB Acquisition CET1 ratio of 10.0%. CET1 capital as of March 31, 2020 was approximately $5.2 billion, which represented a decrease of $286 million relative to December 31, 2019. The reduction in capital and capital ratios was driven by the first quarter provision for credit losses, partially offset by the Revised CECL Transition Rule benefit. The provision for credit losses drove an increase in CIT’s ACL for loans and allowance for off-balance sheet credit exposures to a combined $1.2 billion. See Critical Accounting Estimates for additional information on the development of our ACL and related sensitivity analysis.

CIT’s RWAs following the CECL implementation and the MOB Acquisition were $52 billion and increased approximately $1 billion during the quarter mainly due to an increase in loans which included funding of some off-balance sheet commitments, increased derivatives mark to market and other factors.

See Critical Accounting Estimates - CECL section for further information on CECL adoption and Capital section for further information on our current capital ratios and RWA.

Credit

We have enhanced the makeup of our loan and lease portfolio since the last credit cycle by exiting certain risky asset classes. We have shifted our focus to lending against assets with higher-quality collateral and better structural protection and reduced our cash flow loan exposure. We have reduced asset risk and liquidity risk with the sale of Commercial Air, including the off-balance sheet order book. We sold off our international businesses, including NACCO, our European railcar leasing business, and the international financing business of Business Capital. We transformed our business to mainly a national bank, by selling essentially all international equipment financing portfolios.

In 2019, we reduced our criticized loans by 28% and with the acquired MOB loans, criticized loans remain below the March 31, 2019 level. In addition, we continued to improve the risk profile of our portfolio by selling non-core LCM loans of approximately $237 million in carrying value in 2019, which included primarily nonperforming loans, and sold another $29 million in carrying value in the first quarter of 2020.

The adoption of the CECL standard requires the estimation of credit losses over the full remaining expected life of the portfolio, rather than the incurred loss model under previous U.S. GAAP, which required it to be over a loss emergence period. Since the CECL standard introduces economic forecasting into the allowance setting process, the macroeconomic impact of the global pandemic significantly increased our first quarter provision for credit losses, which totaled $514 million.

The table below presents a roll forward of the ACL and the allowance for off-balance sheet credit exposures from amounts reported at December 31, 2019, under the legacy accounting, to amounts as of March 31, 2020, including the impact of the MOB Acquisition. This supplemental presentation expands upon the rollforward included in Note 4 – Allowance for Credit Losses to separately present January 1, 2020 balances resulting from the adoption of CECL and the MOB Acquisition. We also segregate PCD and non-PCD impacts, given the gross up treatment of the former, versus the corresponding retained earnings and income statement charges related to the latter.

Rollforwards of the ACL and Allowance for Off-balance Sheet Credit Exposures (dollars in millions)

	Commercial Banking	Consumer Banking	Total CIT	ACL as a % Loans
Allowance Balance at December 31, 2019	$460.4	$22.2	$482.6	1.56%
Legacy CIT(1) CECL adoption
PCD	(8.2)	128.7	120.5
Non-PCD	82.9	20.2	103.1
Allowance Balance at January 1, 2020	535.1	171.1	706.2	2.27%
MOB Acquisition
PCD(2)	18.8	1.4	20.2
Non-PCD(3)	33.5	3.2	36.7
Adjusted ACL Balance at January 1, 2020	587.4	175.7	763.1	2.04%
Provision - ACL(3)	402.2	(0.1)	402.1
Net charge-offs	(51.8)	(1.8)	(53.6)
Other	(0.2)	(0.3)	(0.5)
Allowance Balance at March 31, 2020	$937.6	$173.5	$1,111.1	2.88%

Allowance for off-balance sheet credit exposures at December 31, 2019	$36.4	$0.7	$37.1
Legacy CIT(1) CECL adoption	8.1	(0.3)	7.8
Allowance for off-balance sheet credit exposures at January 1, 2020	44.5	0.4	44.9
MOB Acquisition(3)	8.0	0.5	8.5
Adjusted allowance for off-balance sheet credit exposures at January 1, 2020	52.5	0.9	53.4
Provision – off-balance sheet credit exposures(3)	65.2	1.4	66.6
Allowance for off-balance sheet credit exposures at March 31, 2020	$117.7	$2.3	$120.0

(1)	Legacy CIT is before the MOB Acquisition, detail of which is separately disclosed.
(2)

Under the new CECL standard, the initial ACL recognized on PCD assets was $58.8 million, of which $38.6 million was charged-off for loans that had been written-off prior to acquisition (whether full or partial) or which met CIT’s charge-off policy at the time of acquisition. After considering loans that were immediately charged-off upon acquisition, the net impact was $20.2 million of additional PCD reserves on January 1, 2020.

(3)	The combination of the line item balances total to the provision for credit losses in the Condensed Consolidated Statement of Income.

The provision for credit losses drove an increase in CIT’s ACL and, as a result, the ACL coverage ratio increased from 2.0% post-CECL implementation and post-MOB Acquisition to 2.9% at March 31, 2020. See Credit Metrics for details of the rollforward and Critical Accounting Estimates for the key assumptions that drove the CECL adjustments and other key metrics.

We are closely monitoring sectors that are most vulnerable to current economic uncertainty, from a focus on supply chain disruption to broader demand-driven dislocations. We are also closely monitoring our retail exposures in our factoring business. We are applying additional focus to certain at-risk sectors, including oil and gas, hospitality (hotels, gaming and restaurants) and senior living and continue to monitor the developments in the aviation and maritime sectors. See Concentrations section for more information.

Accounting Impact of Key Government and Reporting Guidance

The following provide brief overviews of recently issued guidance. See above sections for summary of CIT’s relief measures offered to customers and the change related to CECL.

The CARES Act and Interagency Statement

On March 27, 2020, the CARES Act was signed into law. Section 4013 of the CARES Act gives financial institutions temporary relief from the accounting and disclosure requirements related to troubled debt restructurings (“TDRs”) under ASC 310-40 and past due and non-accrual reporting in certain situations. Under the CARES Act, banks may elect to deem that loan modifications do not result in TDRs if they are: (1) related to the COVID-19 pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency declared by the President under the National Emergencies Act with respect to COVID-19 (the “National Emergency”) or (B) December 31, 2020. With respect to past due and non-accrual loans, the CARES Act provides that financial institutions are not expected to designate loans with payment accommodations granted due to COVID-19 as past due or non-accrual if they were current on the date used to determine borrower’s delinquency status for the purpose of providing the deferment.

Additionally, on April 7, 2020, a group of federal and state government banking agencies issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) (the “Interagency Statement”) that offers some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. The Interagency Statement indicates that a lender can conclude that a borrower is not experiencing financial difficulty if either (1) short-term (e.g., six months or less) modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented, or (2) the modification or deferral program is mandated by the federal government or a state government (e.g., a state program that requires all institutions within that state to suspend mortgage payments for a specified period). The Interagency Statement interprets, but does not suspend, ASC 310-40 as any loan modification made in response to the COVID-19 pandemic that meets either of these practical expedients would not be considered a TDR because the borrower is not experiencing financial difficulty. As provided for under the CARES Act, a financial institution may account for an eligible loan modification either under Section 4013 or in accordance with ASC Subtopic 310-40. The Interagency Statement provides that with respect to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral, and that “each financial institution should refer to the applicable regulatory reporting instructions, as well as its internal accounting policies, to determine if loans to stressed borrowers should be reported as non-accrual assets in regulatory reports”. However, during the short-term arrangements discussed in the Interagency Statement, these current loans generally should not be reported as non-accrual.

CIT intends to apply the TDR provisions of the CARES Act on a product-type basis, or on a loan-by-loan basis, for eligible loan modifications. For eligible loans for which the CARES Act is not applied, CIT intends to follow the applicable guidance of the Interagency Statement. For such deferrals, CIT has elected to continue to recognize interest income (at a modified effective rate) subject to consideration of whether the loan should be placed on non-accrual status.

Other Government and Reporting Guidance

The U.S. Department of Housing and Urban Development (“HUD”) on March 18, 2020, authorized the Federal Housing Administration (“FHA”) to put an immediate moratorium on foreclosures and evictions for the next sixty days for single-family homeowners who are unable to pay their FHA-backed mortgages amid the coronavirus pandemic.

Homeowners with loans backed by two government-sponsored companies, Fannie Mae and Freddie Mac, also will be granted foreclosure relief, according to the Federal Housing Finance Agency, which regulates the companies. Forbearance allows mortgage payments to be suspended for up to 12 months because of economic hardship that was caused by the coronavirus outbreak.

As noted above, CIT is providing relief to certain qualifying commercial borrowers who are being impacted by COVID-19 and who contact us. For consumer customers, CIT is also providing relief to those that contact us, and we are closely monitoring and following the directives from the Government and agencies.

CECL – Interim Final Rule

In March 2020, the OCC, FRB and FDIC collectively issued an interim final rule on the Revised Transition of the Current Expected Credit Losses Methodology for Allowances (“Revised CECL Transition Rule”) for regulatory capital. See the Capital section mentioned above for further details. See also the Capital section later in the MDA for details on our current capital ratios and RWA.

Summary

In summary, the uncertainty surrounding the COVID-19 pandemic and the related reduction in the Federal Funds rate, as well as the impacts on various industries, has created volatility in the market and for banks in particular. Although CIT has felt the effects of this, our financial profile is strong, notably:

•	As a result of its strategic transformation, we have improved our risk profile and have diversified sources of funding, liquidity and capital.
•	We have minimal maturing borrowings in 2020.
•	We have adopted a bank model with 84% of our March 31, 2020 total funding provided by diversified sources of deposits, including lower cost, stable HOA deposits acquired with the MOB Acquisition.
•

We have strong cash and liquidity levels, and a robust internal liquidity stress testing process to confirm that we have appropriate funding to meet expected and contingent funding needs under both normal and stressed environments.

•	We have diversified sources of capital, including preferred and subordinated debt, and our capital ratios remain well above regulatory minimum thresholds.
•	We have a prudent risk appetite framework and comprehensive stress testing processes to inform our risk appetite, risk tolerance limits and capital requirements.
•	We significantly reduced risk in our portfolio and shifted toward more collateral-based lending.
•	We reduced our criticized assets by 28% during 2019; and with the added MOB loans, remain below our March 31, 2019 level.

Despite market volatility, our underlying fundamentals are strong and our ability to lead through times of change and to deliver for customers is a core strength that we will continue to fully embrace.

We see future potential business opportunities once this COVID-19 health crisis has passed and opportunities to lend prudently after economic activity resumes.

DISCONTINUED OPERATIONS

At March 31, 2020 and December 31, 2019, there were no discontinued operations. Discontinued operations in the year-ago quarter are discussed in Note 2 — Acquisition and Discontinued Operations.

RESULTS FROM CONTINUING OPERATIONS

The discussions and data presented throughout the following sections reflect CIT balances on a continuing operations basis.

NET FINANCE REVENUE

Net interest revenue reflects our interest income less interest expense and is included as a line item on the Condensed Consolidated Statements of Income. Net interest revenue was $288 million for the quarter ended March 31, 2020, up from $281 million in the year-ago quarter and $252 million in the prior quarter.

As mentioned in our overview, key events that transpired later in the first quarter may not be reflected fully in the following metrics and have continued through the current date and therefore are expected to significantly impact our second quarter. Key events either directly or indirectly associated with the COVID-19 pandemic included the Federal Funds rate being lowered 150 bps, non-essential retail and many businesses in the hospitality sectors being closed due to stay-at-home mandates, and transportation being impacted by travel restrictions.

Key metrics used by management to measure the profitability of our earning assets are NFR4 and Net Finance Margin4 ("NFM"). NFR is a non-GAAP measurement that includes net interest revenue (interest and fees on loans, interest on interest-bearing cash, and interest/dividends on investments less interest expense on deposits and borrowings) plus net operating lease revenue4 (rental income on operating lease equipment less depreciation on operating lease equipment and maintenance and other operating lease expenses). Due to the nature of our portfolio, which includes a higher proportion of operating lease equipment than most BHCs, certain financial measures commonly used by other BHCs, such as net interest income (“NII”), are not as meaningful for CIT. NII is not used because it includes the impact of debt costs of our operating lease assets but excludes the associated rental income.

NFM is NFR calculated as a percentage of average earning assets4 (“AEA”). NFM is used by management, instead of net interest margin (“NIM”), for the same reasons noted for NFR.

The consolidated financial statements include the effects of purchase accounting accretion ("PAA"). Accretion and amortization of certain purchase accounting adjustments primarily impact interest income and interest expense and are summarized in a table in this section.

The following table presents the average balance sheet and related rates, along with NFR and NFM.

Average Balances and Rates(1) (dollars in millions)

	Quarters Ended
	March 31, 2020			December 31, 2019			March 31, 2019
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-bearing cash	$1,817.1	$5.6	1.23%	$1,403.7	$6.5	1.85%	$2,622.9	$14.5	2.21%
Investment securities and securities purchased under agreements to resell	7,957.9	40.4	2.03%	7,859.4	46.7	2.38%	7,178.3	50.7	2.82%
Loans (including held for sale)(2)(3)	36,493.6	467.6	5.13%	30,015.0	428.2	5.71%	29,377.7	448.8	6.11%
Total interest earning assets(2)(3)	46,268.6	513.6	4.44%	39,278.1	481.4	4.90%	39,178.9	514.0	5.25%
Operating lease equipment, net (including held for sale)(4)	7,416.1	77.9	4.20%	7,225.6	98.2	5.44%	6,982.7	88.5	5.07%
Indemnification assets	-	-	-	-	-	-	7.7	2.5	NM
Average earning assets(2)(5)	53,684.7	591.5	4.41%	46,503.7	579.6	4.99%	46,169.3	605.0	5.24%
Non-interest earning assets
Cash and due from banks	228.1			150.8			129.8
Allowance for credit losses	(763.7)			(487.2)			(493.0)
All other non-interest bearing assets	3,552.0			3,158.8			2,840.0
Assets of discontinued operations	-			-			230.1
Total assets	$56,701.1			$49,326.1			$48,876.2

Interest-bearing deposits and borrowings
Deposits	$39,045.0	$156.6	1.60%	$33,984.4	$163.4	1.92%	$31,666.2	$153.8	1.94%
Borrowings	6,951.4	69.1	3.98%	5,864.5	66.4	4.53%	7,802.7	81.8	4.19%
Total interest-bearing liabilities	45,996.4	225.7	1.96%	39,848.9	229.8	2.31%	39,468.9	235.6	2.39%
Non-interest bearing deposits	2,657.9			1,605.1			1,611.3
Other non-interest bearing liabilities	1,599.5			1,673.6			1,558.4
Liabilities of discontinued operations	-			-			286.0
Stockholders' equity	6,447.3			6,198.5			5,951.6
Total liabilities and stockholders' equity	$56,701.1			$49,326.1			$48,876.2
Net revenue spread			2.45%			2.68%			2.85%
Impact of non-interest bearing sources			0.28%			0.33%			0.35%
NFR ($) / NFM (%)(2)(5)		$365.8	2.73%		$349.8	3.01%		$369.4	3.20%

(1)….(5) See footnotes below table on next page; NM – Not meaningful

[4]

Net finance revenue, net finance margin, net operating lease revenue and average earnings assets are non-GAAP measures. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information. Although net finance revenue, net finance margin, net operating lease revenue and average earnings assets are non-GAAP measures, each is derived from information in our income statement or balance sheet, presented in a different order and with different subtotals than those presented in our financial statements.

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

Average Balances and Rates(1) (dollars in millions)

	March 2020 Over December 2019 Comparison			March 2020 Over March 2019 Comparison
	Increase (Decrease) Due To Change In:			Increase (Decrease) Due To Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-bearing cash	$1.6	$(2.5)	$(0.9)	$(3.6)	$(5.3)	$(8.9)
Investment securities and securities purchased under agreement to resell	0.7	(7.0)	(6.3)	5.0	(15.3)	(10.3)
Loans and loans held for sale(2)(3)	85.9	(46.5)	39.4	97.7	(78.9)	18.8
Operating lease equipment, net (including held for sale)(4)	2.5	(22.8)	(20.3)	5.2	(15.8)	(10.6)
Indemnification assets	-	-	-	(1.2)	(1.3)	(2.5)
AEA(2)(5)	$90.7	$(78.8)	$11.9	$103.1	$(116.6)	$(13.5)

Interest-bearing deposits	$22.5	$(29.3)	$(6.8)	$32.4	$(29.6)	$2.8
Borrowings	11.4	(8.7)	2.7	(8.7)	(4.0)	(12.7)
Total interest-bearing liabilities	$33.9	$(38.0)	$(4.1)	$23.7	$(33.6)	$(9.9)
(1)	Average balances are based on daily balances. Tax exempt income was not significant in any of the periods presented. Average rates are impacted by PAA.
(2)	The balance and rate presented is calculated net of average credit balances for factoring clients.
(3)	Non-accrual loans and related income are included in the respective categories.
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

NFR was $366 million for the quarter ended March 31, 2020, down slightly from $369 million in the year-ago quarter and up from $350 million in the prior quarter.

Compared to the year-ago quarter, higher income on loans and lower borrowing costs were offset by lower net operating lease revenue and interest on our cash and investment securities. Interest on loans was up, driven by growth in the portfolio, reflecting the acquisition of MOB and a 6% increase in core average loans and leases5 excluding MOB, partially offset by lower interest rates and lower interest recoveries and prepayment fees, as prepayment rates slowed considerably. Interest expense was up, as discussed after the following tables. Net operating lease revenue is down, driven by lower utilization rates, continued lease rate compression on new equipment and renewals, as well as higher maintenance costs in Rail. See the end of this section for more details on our operating lease portfolio. Lower interest rates were a driver in the reduced interest income on cash and investment securities.

Compared to the prior quarter, NFR increased, driven by higher interest income on loans and lower deposit costs, partially offset by lower net operating lease revenue and interest on our investment securities. Higher interest income on loans was driven by volume, primarily the acquisition of MOB, which offset the impact from lower interest recoveries and prepayment fees, as prepayment rates slowed considerably later in the quarter and lower market rates. Lower deposit costs resulted from the addition of lower-cost HOA and commercial deposits from the MOB Acquisition and lower rates in all deposit channels. Lower net operating lease revenue in Rail was due to the trends discussed above and the absence of higher rental income from excess mileage in the prior quarter. The lower yields in investment securities was driven by an acceleration of the premium amortization on agency mortgage-backed securities (“MBS”) within the investment portfolio of $9 million due to higher actual and forecasted prepayment speeds.

NFM was 2.73% for the quarter ended March 31, 2020, down from 3.20% in the year-ago quarter and 3.01% in the prior quarter.

NFM declined from the year-ago quarter, reflecting lower yields on loans from the addition of lower-yielding MOB loans and from lower market rates. In addition, there were lower prepayment fees from the decline in prepayment rates. Operating lease yields were down, driven by lease railcar rates that re-priced down and lower railcar utilization in Rail. Lower yields on investment securities were driven by lower market rates. Partially offsetting these declines was lower weighted average deposit and borrowing rates. Deposits and borrowing rates are discussed further below.

The decline in NFM compared to the prior quarter was driven by the 150 bps reduction in the Federal Funds rate, and lower LIBOR levels which resulted in a significant reduction in the yields on our floating rate loans and securities. The reduction in asset yields also reflects the addition of the MOB loans and securities that are lower yielding. We also recognized $9 million of accelerated premium amortization in our MBS portfolio, reducing margin by 6 basis points. In addition, loan prepayment levels fell as a result of the current environment, resulting in lower prepayment related benefits. Net yields in our Rail portfolio declined on lower utilization and renewal rates and higher maintenance costs. Lower weighted average deposit and borrowing rates

[5]

Core average loans and leases excluding MOB is a non-GAAP measure that excludes loans and leases from certain portfolios, including LCM, NACCO, and NSP for core average loans and leases and also excludes MOB. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information.

partially offset the decline on noted asset yields.

AEA was up compared to the year-ago and prior quarters, reflecting the MOB Acquisition and organic growth in loans and leases. Average loans and leases make up the substantial portion of AEA. Average loans and leases were up 21% from the year-ago quarter and 18% from the prior quarter, both primarily driven by the MOB Acquisition. Average core loans and leases, excluding MOB, were up 6% from the year-ago quarter and 1% from the prior quarter. Compared to the year-ago quarter, growth was in each of the divisions of Commercial Banking, and in Consumer and Community Banking.

The composition of our average funding mix in the current quarter compared to the year-ago quarter, reflects our continued growth in deposit funding. The acquisition of MOB added approximately $7 billion of deposits, but did not noticeably impact the funding mix, as we also increased the use of FHLB advances in the quarter.

Average Funding Mix

	Quarters Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Deposits	86%	86%	81%
Unsecured borrowings	9%	11%	9%

Secured Borrowings:
FHLB advances	4%	2%	8%
Structured financings	1%	1%	2%

These proportions will fluctuate in the future depending upon our funding activities.

The following table details further the rates of interest-bearing liabilities.

Interest-Bearing Deposits and Borrowings — Average Balances and Rates for the Quarters Ended (dollars in millions)

	March 31, 2020			December 31, 2019			March 31, 2019
	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)
Total interest-bearing deposits
Time deposits	$11,899.7	$61.2	2.06%	$11,956.5	$69.5	2.33%	$13,914.2	$75.5	2.17%
Interest-bearing checking	2,927.3	3.1	0.42%	1,216.5	1.7	0.56%	1,462.0	2.0	0.54%
Savings and money market	24,218.0	92.3	1.52%	20,811.4	92.2	1.77%	16,290.0	76.3	1.87%
Total interest-bearing deposits	39,045.0	156.6	1.60%	33,984.4	163.4	1.92%	31,666.2	153.8	1.94%
Borrowings
Senior unsecured	$3,970.7	$46.9	4.72%	$3,969.2	$47.6	4.80%	$3,413.4	$43.4	5.09%
Subordinated unsecured	494.6	7.2	5.82%	448.4	6.8	6.07%	395.5	6.2	6.27%
FHLB advances	1,949.9	8.9	1.83%	1,008.2	5.4	2.14%	3,280.0	23.1	2.82%
Other secured and structured borrowings	357.9	3.4	3.80%	438.7	4.2	3.83%	713.8	7.0	3.92%
Other credit facilities(1)	-	2.2	-	-	2.4	-	-	2.1	-
Securities sold under agreement to repurchase	178.3	0.5	1.12%	-	-	-	-	-	-
Total borrowings	6,951.4	69.1	3.98%	5,864.5	66.4	4.53%	7,802.7	81.8	4.19%
Total interest-bearing liabilities	$45,996.4	$225.7	1.96%	$39,848.9	$229.8	2.31%	$39,468.9	$235.6	2.39%
(1)	Amounts include interest expense related to facility fees and amortization of deferred costs on unused portions of credit facilities.

The following table reflects our total deposit base, interest bearing and non-interest-bearing deposits, and related rate:

Total Deposits — Average Balances and Rates for the Quarters Ended (dollars in millions)

	March 31, 2020			December 31, 2019			March 31, 2019
	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)
Interest-bearing deposits	$39,045.0	$156.6	1.60%	$33,984.4	$163.4	1.92%	$31,666.2	$153.8	1.94%
Non-interest bearing deposits	2,657.9	-	-	1,605.1	-	-	1,611.3	-	-
Total deposits	$41,702.9	$156.6	1.50%	$35,589.5	$163.4	1.84%	$33,277.5	$153.8	1.85%

In response to market disruptions, the Federal Funds rate was lowered by 150 bps in March 2020. Given the timing of the actions, the impact may not be fully reflected in the lower interest costs during the quarter, which could decline in the second quarter, giving effect to an entire quarter impact.

We remain focused on optimizing our mix of deposits. The growth in average deposits from the year-ago and prior quarters was driven by the HOA, commercial and retail deposits acquired in the MOB Transaction. The weighted average rate on average outstanding deposits decreased from the year-ago quarter, primarily from the addition of $4.9 billion of HOA deposits with an average cost of 51 bps, along with lower rates in the online and brokered channels. Compared to the prior quarter, average total deposit costs declined 34 basis points to 150 basis points, which reflected a 21 bps benefit from the addition of lower-cost MOB deposits, along with continued downward repricing in all other channels. See Funding and Liquidity section for tables that reflect period end deposits by type and by channel.

Interest expense on borrowings decreased compared to the year-ago quarter, driven by lower FHLB advances, reflecting both lower usage and lower rates. Borrowing costs were up from the prior quarter as we increased the average FHLB advances. The average rate was down, however, reflecting the lower rate environment. The securities sold under agreement to repurchase were part of the MOB Acquisition, and were mostly repaid by the end of the quarter. The weighted average maturity profile of the combined unsecured senior and subordinated notes is 4.1 years at March 31, 2020, compared to 4.3 years at December 31, 2019.

Deposits and borrowings are also discussed in Funding and Liquidity.

The following table depicts selected earning asset yields and margin-related data for our segments and divisions within the segments.

Segment Average Yield and Other Data (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Commercial Banking
Average Earning Assets (AEA)
Commercial Finance	$15,609.2	$13,480.7	$12,942.5
Business Capital	5,318.7	5,238.4	5,049.6
Rail	6,867.4	6,693.4	6,570.3
Real Estate Finance	7,611.4	5,303.9	5,426.2
Total	$35,406.7	$30,716.4	$29,988.6

Net Finance Revenue
Commercial Finance	$130.9	$105.0	$100.7
Business Capital	70.8	73.3	66.3
Rail	30.7	51.2	40.5
Real Estate Finance	49.9	38.0	38.2
Total	$282.3	$267.5	$245.7

Gross Yield
Commercial Finance	5.20%	5.79%	6.25%
Business Capital	9.21%	9.53%	9.53%
Rail	9.76%	10.40%	10.66%
Real Estate Finance	4.45%	5.03%	5.65%
Total	6.53%	7.30%	7.66%

Net Finance Margin
Commercial Finance	3.35%	3.11%	3.11%
Business Capital	5.33%	5.60%	5.25%
Rail	1.78%	3.06%	2.47%
Real Estate Finance	2.62%	2.86%	2.82%
Total	3.19%	3.48%	3.28%

Consumer Banking
Average Earning Assets (AEA)
Consumer and Community Banking	$6,509.9	$4,510.0	$3,827.5
Legacy Consumer Mortgages	2,155.8	2,158.8	2,747.2
Total	$8,665.7	$6,668.8	$6,574.7

Net Finance Revenue
Consumer and Community Banking	$76.0	$73.7	$91.3
Legacy Consumer Mortgages	35.7	36.8	43.5
Total	$111.7	$110.5	$134.8

Gross Yield
Consumer and Community Banking	3.53%	3.46%	3.77%
Legacy Consumer Mortgages	8.20%	8.56%	8.66%
Total	4.69%	5.11%	5.81%

Net Finance Margin
Consumer and Community Banking	4.67%	6.54%	9.54%
Legacy Consumer Mortgages	6.61%	6.81%	6.34%
Total	5.15%	6.63%	8.20%

The increase in AEA in the current quarter in Commercial Banking reflects loans acquired from MOB of $4.4 billion with approximately $2.3 billion and $2.1 billion in the Commercial Finance and Real Estate Finance divisions, respectively whereas the increase in Consumer Banking includes $1.9 billion in mortgage loans acquired from MOB, all reported in the Consumer and Community Banking division.

Gross yield (interest income plus rental income on operating leases as a percent of AEA) in Commercial Banking for the quarter ended March 31, 2020 was down from the year-ago and prior quarters. Gross yields in Commercial Finance were down from the year-ago and prior quarters, primarily driven by lower interest rates, lower prepayment fee income and lower interest recoveries. The increase in NFM for this division reflects the interest benefit it receives for the addition of the low-cost funding associated with the HOA deposits. Gross yields in Business Capital were down compared with the year-ago quarter and from the prior quarter, reflecting changes in interest rates and asset mix. Gross yields in Rail were down from the year-ago and prior quarters, primarily reflecting lease rates that continued to re-price lower and lower utilization. Real Estate Finance gross yields were down from the year-ago and prior quarters, reflecting lower interest rates and lower PAA.

Consumer Banking gross yields for the quarter ended March 31, 2020 were down from the year-ago and prior quarters. Gross yields in the Consumer and Community Banking division were down from the year-ago quarter, as yields on new business have contracted reflecting the lower market rate environment. The increase in gross yield compared to the prior quarter reflects the change in asset mix. Gross yields in LCM were down compared to the year-ago and prior quarters, primarily due to lower AEA from the run-off and sale of the LCM loans offset by the increase in PCD loans upon adoption of CECL. NFM in Consumer Banking is higher than gross yields as this segment receives an interest benefit from the other segments for the value of excess deposits it generates. NFM is lower compared to the year-ago and prior quarters due to lower interest benefits received from other segments.

The following table displays PAA by segment and division for both interest income and interest expense. The increase in the benefit from interest expense accretion reflects the impact of the MOB Acquisition, which included a total of $14 million PAA for term deposits. As of March 31, 2020, the remaining accretable purchase accounting adjustment was $581 million, of which $51 million related to Commercial Banking and $530 million related to Consumer Banking. This compares to $500 million of remaining accretable purchase accounting adjustment as of December 31, 2019, of which $39 million related to Commercial Banking and $461 million related to Consumer Banking. The remaining accretable purchase accounting adjustment in Consumer Banking is expected to run off at a rate consistent with the run-off of the underlying mortgages, which was about 25% over the prior year and approximately 15% excluding loan sales, and we are expecting accretion of the remaining Commercial Banking purchase accounting adjustment to continue to trend lower.

However, amounts may vary quarter to quarter from fluctuations in prepayments, which results in a loan's remaining purchase accounting adjustments being accelerated into interest income. (See footnote 1 to the following table).

Purchase Accounting Accretion for the Quarters Ended (dollars in millions)

	March 31, 2020			December 31, 2019			March 31, 2019
	PAA Accretion Recognized in:			PAA Accretion Recognized in:			PAA Accretion Recognized in:
	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense	NFR	Interest Income(1)	Interest Expense	NFR
Commercial Banking
Commercial Finance	$2.2	$2.2	$4.4	$1.4	$-	$1.4	$1.5	$-	$1.5
Real Estate Finance	0.9	-	0.9	3.9	-	3.9	3.6	-	3.6
Total Commercial Banking	3.1	2.2	5.3	5.3	-	5.3	5.1	-	5.1
Consumer Banking
Consumer and Community Banking	(0.8)	2.4	1.6	0.3	0.4	0.7	-	0.4	0.4
Legacy Consumer Mortgages	17.0	-	17.0	16.4	-	16.4	20.1	-	20.1
Total Consumer Banking	16.2	2.4	18.6	16.7	0.4	17.1	20.1	0.4	20.5
Total CIT	$19.3	$4.6	$23.9	$22.0	$0.4	$22.4	$25.2	$0.4	$25.6
(1)

Included in the above are accelerated recognition, due to prepayments, of approximately $11 million, $4 million, and $5 million for the quarters ended March 31, 2020 and 2019 and December 31, 2019, respectively.

(2)

Mostly reflects PAA accretion on deposits acquired in the MOB Acquisition.  All of the interest expense for the period ended March 31, 2020 is associated with the PAA from the MOB Acquisition, while PAA from prior periods is associated with the OneWest Bank acquisition.

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Data (dollars in millions)

	Quarters Ended
	March 31, 2020		December 31, 2019		March 31, 2019
Rental income on operating leases	$209.8	11.32%	$215.3	11.92%	$217.7	12.47%
Depreciation on operating lease equipment	78.3	4.22%	76.4	4.23%	79.4	4.55%
Maintenance and other operating lease expenses	53.6	2.89%	40.7	2.25%	49.8	2.85%
Net operating lease revenue and %	$77.9	4.20%	$98.2	5.44%	$88.5	5.07%
Average operating lease equipment, including amounts held for sale	$7,416.1		$7,225.6		$6,982.7

Net operating lease revenue, which is a component of NFR, is driven principally by the performance of the Rail portfolio within the Commercial Banking segment. While our rail portfolio grew, net operating lease revenue and as a percent of average operating lease equipment for the quarter ended March 31, 2020 was down from the year-ago and prior quarters, reflecting lease rates that continued to re-price lower on average across the portfolio and lower utilization. The decline from the prior quarters was also driven by the increase in maintenance costs which includes a higher level of off-lease equipment.

Railcar utilization, including commitments to lease, was 91% at March 31, 2020, down from a little under 94% at December 31, 2019 and 97% at March 31, 2019, reflecting excess capacity in the industry. Given the economic environment, we expect further deterioration and believe our lease rates will reprice down approximately 20% in 2020 and utilization could decline to the mid to high 80% area over the next 12 months which could result in a decrease in rental income and an increase in maintenance expense, depending on the duration of lower oil prices and the COVID-19 pandemic. Rail car loadings have generally been down due to weak growth across the industrial sector. This weakness, which began in early 2019, persisted through the first quarter.

Depreciation is recognized on railcars and other operating lease equipment and was relatively flat with the year-ago and prior quarters. Maintenance and other operating lease expenses tend to be variable and relate to the Rail portfolio. The increase from the year-ago and prior quarters reflects the increased activity of railcars returned and an increase in storage costs.

CREDIT METRICS

The following provides information on the provision for credit losses and ACL, as well as certain credit metrics, including net charge-off and non-accrual loan levels, that management uses to track the credit quality of the portfolio. Management also utilizes other metrics and statistics such as risk ratings, loan-to-value (“LTV”) distribution, concentration limits, migration trends, key portfolio stress testing and FICO score on the consumer loans, to monitor the credit quality of the portfolio. See Note 3 – Loans and Note 4 – Allowance for Credit Losses in Item 1 for various tables.

Our credit metrics and trends reflect three key events during the quarter: (1) the market disruptions related to COVID-19 and other events, (2) the adoption of the CECL standard, and (3) the MOB Acquisition.

On January 1, 2020, CIT adopted the FASB’s revised guidance for the measurement of credit losses on financial instruments (the CECL standard). The guidance requires estimation of credit losses over the full remaining expected life of the portfolio, rather than the incurred loss model under previous U.S. GAAP. Given the introduction of economic forecasting into the allowance-setting process, the detrimental economic impact resulting from COVID-19 resulted in a significant increase to our first quarter provision for credit losses.  Also, on January 1, 2020 CIT acquired MOB, which included $6.3 billion of loans. The results of adopting CECL and the acquisition of MOB are reflected in the tables and accompanying descriptions below.

In preparation for economic stress such as what is occurring in the markets in 2020, we had enhanced the composition of our portfolio since the last credit cycle by exiting certain riskier asset classes. We shifted our focus to lending against assets with higher-quality collateral and better structural protection, exited mezzanine and sub-prime lending and reduced our cash flow loan exposure. We reduced asset risk and liquidity risk with the sale of Commercial Air, including the off-balance sheet order book. We transformed our business to a national bank by selling NACCO, our former European rail business, and essentially all international Equipment Finance portfolios. In 2019, we reduced our criticized loans by 28% and with the acquired MOB loans, criticized loans remain below the March 31, 2019 level. In addition, we continued to improve the risk profile of our portfolio by selling the non-core LCM loans of approximately $237 million in carrying value in 2019, which included primarily nonperforming loans, and sold another $29 million in carrying value in the first quarter of 2020.

The provision for credit losses was $514 million for the quarter ended March 31, 2020, up from $23 million and $33 million in the prior and year-ago quarters, respectively. The increase in the provision for credit losses from the prior quarters was driven primarily by the impact of COVID-19 on the macroeconomic forecasts used in the ACL calculation process. More information on CIT’s first quarter ACL and provision for credit losses can be found in Critical Accounting Estimates.

Net charge-offs were $54 million (0.57% of average loans) in the current quarter. Net charge-offs were up from $32 million (0.40%) and $34 million (0.43%) in the prior and year-ago quarters, respectively. The increase in net charge offs was primarily driven by an increase in oil and gas related loans, most of which were acquired in the MOB Acquisition, and an increase in the Business Capital division of Commercial Banking, mostly related to transportation. Net charge-offs are discussed and presented in a table by segment and division later in this section.

Non-accrual loans totaled $382 million (0.99% of loans) at March 31, 2020, compared to $326 million (1.05% of loans) at December 31, 2019. The increase in the current quarter is driven by Consumer Banking non-accrual loans which include loans previously accounted for as PCI loans ($67 million), which were previously excluded from non-accrual status. Upon the adoption of CECL, those loans became PCD loans, which are subject to the same presentation and disclosures as non-PCD loans. Non-accruals are discussed and presented in a table by segment and division later in this section.

54% of our non-accrual loans are paying currently but have not met the conditions to return to accrual status (e.g., six months of consecutive payments or demonstration of the ability to repay), and reflect loan specific items, as opposed to signs of industry trends. Given the governmental agency guidance issued in response to COVID-19 (outlined below), the Company’s charge-offs, non-accruals, past dues and TDRs did not increase significantly this quarter as a direct result of the pandemic.

The following table presents a roll forward of the ACL and the allowance for off-balance sheet credit exposures from amounts reported at December 31, 2019, under the legacy accounting, to amounts as of March 31, 2020, including the impact of the MOB Acquisition. This supplemental presentation expands upon the rollforward included in Note 4 – Allowance for Credit Losses to separately present January 1, 2020 balances resulting from the CECL adoption and the MOB Acquisition. We also segregate PCD and non-PCD impacts given the gross up treatment of the former, versus the corresponding retained earnings and income statement charges related to the latter.

Rollforwards of the ACL and Allowance for Off-balance Sheet Credit Exposures (dollars in millions)

	Commercial Banking	Consumer Banking	Total CIT	ACL as a % Loans
Allowance Balance at December 31, 2019	$460.4	$22.2	$482.6	1.56%
Legacy CIT(1) CECL adoption
PCD	(8.2)	128.7	120.5
Non-PCD	82.9	20.2	103.1
Allowance Balance at January 1, 2020	535.1	171.1	706.2	2.27%
MOB Acquisition
PCD(2)	18.8	1.4	20.2
Non-PCD(3)	33.5	3.2	36.7
Adjusted ACL Balance at January 1, 2020	587.4	175.7	763.1	2.04%
Provision - ACL(3)	402.2	(0.1)	402.1
Net charge-offs	(51.8)	(1.8)	(53.6)
Other	(0.2)	(0.3)	(0.5)
Allowance Balance at March 31, 2020	$937.6	$173.5	$1,111.1	2.88%

Allowance for off-balance sheet credit exposures at December 31, 2019	$36.4	$0.7	$37.1
Legacy CIT(1) CECL adoption	8.1	(0.3)	7.8
Allowance for off-balance sheet credit exposures at January 1, 2020	44.5	0.4	44.9
MOB Acquisition(3)	8.0	0.5	8.5
Adjusted allowance for off-balance sheet credit exposures at January 1, 2020	52.5	0.9	53.4
Provision - Off balance sheet credit exposures(3)	65.2	1.4	66.6
Allowance for off-balance sheet credit exposures at March 31, 2020	$117.7	$2.3	$120.0

(1)	Legacy CIT is before the MOB Acquisition, detail of which is separately disclosed.
(2)

Under the new CECL standard, the initial ACL recognized on PCD assets was $58.8 million, of which $38.6 million was charged-off for loans that had been written-off prior to acquisition (whether full or partial) or which met CIT’s charge-off policy at the time of acquisition. After considering loans that were immediately charged-off upon acquisition, the net impact was $20.2 million of additional PCD reserves on January 1, 2020.

(3)	The combination of the line item balances total to the provision for credit losses in the Condensed Consolidated Statement of Income.

The following table presents detail on our ACL, including charge-offs and recoveries and provides summarized components of the provision and allowance:

ACL and Provision for Credit Losses (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Allowance - beginning of period	$482.6	$486.2	$489.7
Legacy CIT CECL adoption	223.6	-	-
Provision for credit losses	513.9	22.6	33.0
Other(1)	(75.6)	5.5	(1.6)
Net additions	438.3	28.1	31.4
The initial ACL recognized on PCD assets(2)	20.2	-	-
Gross charge-offs(2)	63.0	39.7	39.6
Less: Recoveries	9.4	8.0	6.0
Net charge-offs	53.6	31.6	33.6
Allowance - end of period	$1,111.1	$482.6	$487.5
Provision for credit losses
Provision for loans individually reviewed	$18.3	$26.5	$5.5
Provision for loans collectively reviewed	495.6	(3.9)	27.5
Total	$513.9	$22.6	$33.0
Allowance for credit losses
Allowance on loans individually reviewed	$125.5	$96.2	$52.9
Allowance on loans collectively reviewed	985.6	386.4	434.6
Total	$1,111.1	$482.6	$487.5
Ratio
ACL as a percentage of total loans	2.88%	1.56%	1.56%
ACL as a percentage of total Commercial Banking Loans	3.12%	1.89%	1.87%
ACL as a percentage of total Consumer Banking Loans	2.04%	0.34%	0.40%
(1)

The provision for credit losses also includes amounts related to the allowance for off balance sheet credit exposures on unfunded lending commitments, letters of credit, and DPAs, which are recorded in other liabilities. The allowance for off balance sheet credit exposures totaled $120 million, $37 million, and $43 million at March 31, 2020, December 31, 2019 and March 31, 2019, respectively. The balance in other is primarily related to the transfer of the allowance for off-balance sheet credit exposures to other liabilities.

(2)

Under the new CECL standard, the initial ACL recognized on PCD assets was $58.8 million, of which $38.6 million was charged-off for loans that had been written-off prior to acquisition (whether full or partial) or which met CIT’s charge-off policy at the time of acquisition. After considering loans that were immediately charged-off upon acquisition, the net impact was $20.2 million of additional PCD reserves on January 1, 2020.

See Note 3 — Loans in Item 1 for details regarding the unpaid principal balance, carrying value and ACL related to PCD loans.

On December 31, 2019 CIT reported an allowance for loan losses of $482.6 million which was 1.6% of total loans. On January 1, 2020, upon the implementation of CECL, CIT’s reserve increased by $223.6 million to $706.2 million. Under transition accounting, $120.5 million of the ACL increase related to reclassifying PCI loans to PCD with the credit-related portion of the purchase discount added to the loan balance with no impact on capital. In addition, the allowance for off-balance sheet credit exposures increased from $37.1 million to $44.9 million. The reduction to retained earnings as a result of the CECL implementation was $82.4 million. There was no impact to the income statement. Management elected the recently implemented Revised CECL Transition Rule on regulatory capital. While this election will not impact GAAP equity, it will defer the incremental CECL impact in the calculation of our regulatory capital ratios. See Capital and Critical Accounting Estimates sections for more information.

As noted above, the acquisition of MOB included $6.3 billion of loans. The ACL for these loans was $56.9 million, net of day 1 charge-offs, thereby increasing CIT’s ACL to $763.1 million. Under CECL, the ACL associated with acquired loans that are not considered PCD ($36.7 million) was recorded as provision for credit losses on the income statement and thereby impacts capital. In addition, the allowance for off-balance sheet credit exposures resulted in an incremental $8.5 million provision for credit losses, resulting in total provision for credit losses generated by the non-PCD MOB loan portfolio of approximately $45 million.

The consolidated ACL as of March 31, 2020 was approximately $1.1 billion, which represented an increase of $348.0 million relative to the January 1, 2020 ACL post-CECL implementation and post-MOB Acquisition. This includes an increase of approximately $340 million driven by the impact to lifetime losses of the change in macroeconomic forecasts resulting from the spread of the COVID-19 virus. See Critical Accounting Estimates for additional information on the development of our ACL.

Loan Net Carrying Value (dollars in millions)

	Loans	Allowance for Credit Losses	Net Carrying Value
March 31, 2020
Commercial Banking	$30,022.7	$(937.6)	$29,085.1
Consumer Banking	8,507.7	(173.5)	8,334.2
Total	$38,530.4	$(1,111.1)	$37,419.3
December 31, 2019
Commercial Banking	$24,393.4	$(460.4)	$23,933.0
Consumer Banking	6,605.5	(22.2)	6,583.3
Total	$30,998.9	$(482.6)	$30,516.3

The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Net Charge-offs(1)(dollars in millions)

	Quarters Ended
	March 31,		December 31,		March 31,
	2020		2019		2019
Gross Charge-offs
Commercial Finance	$33.5	0.81%	$17.9	0.50%	$17.9	0.50%
Business Capital	27.3	2.18%	21.7	1.75%	21.0	1.75%
Commercial Banking	60.8	0.83%	39.6	0.64%	38.9	0.63%
Legacy Consumer Mortgages	2.2	0.40%	0.1	0.02%	0.7	0.11%
Consumer Banking	2.2	0.10%	0.1	0.01%	0.7	0.05%
Total	$63.0	0.67%	$39.7	0.51%	$39.6	0.51%
Less: Recoveries
Commercial Finance	$2.2	0.05%	$1.4	0.04%	$1.2	0.03%
Business Capital	6.8	0.54%	5.8	0.47%	4.5	0.38%
Real Estate Finance	-	-%	0.2	0.02%	-	-%
Commercial Banking	9.0	0.12%	7.4	0.12%	5.7	0.09%
Legacy Consumer Mortgages	0.4	0.06%	0.7	0.14%	0.3	0.04%
Consumer Banking	0.4	0.02%	0.7	0.05%	0.3	0.02%
Total	$9.4	0.10%	$8.1	0.11%	$6.0	0.08%
Net Charge-offs
Commercial Finance	$31.3	0.76%	$16.5	0.46%	$16.7	0.47%
Business Capital	20.5	1.64%	15.9	1.28%	16.5	1.37%
Real Estate Finance	-	-%	(0.2)	(0.02%)	-	-%
Commercial Banking	51.8	0.71%	32.2	0.52%	33.2	0.54%
Legacy Consumer Mortgages	1.8	0.34%	(0.6)	(0.12%)	0.4	0.07%
Consumer Banking	1.8	0.08%	(0.6)	(0.04%)	0.4	0.03%
Total	$53.6	0.57%	$31.6	0.40%	$33.6	0.43%
(1)	Excludes the MOB day 1 charge-offs of $38.6 million.

Net charge-offs were $53.6 million, compared to $31.6 million in the prior quarter and $33.6 million in the year-ago quarter, primarily driven by charge-offs related to oil & gas related loans in Commercial Finance, most of which were acquired in the MOB Acquisition, and an increase in the Business Capital division of Commercial Banking, mostly related to transportation.

The following tables present information on non-accruing loans, which includes loans in AHFS for each period, and when added to other real estate owned (“OREO”) and other repossessed assets, sums to non-performing assets.

Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)(1)

	March 31,	December 31,
	2020	2019
Non-accrual loans
U.S.	$381.8	$318.6
Foreign	—	7.7
Non-accrual loans	$381.8	$326.3
Troubled Debt Restructurings
U.S.	$142.7	$148.8
Restructured loans	$142.7	$148.8
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$18.9	$36.9
(1)	Factored receivables within our Commercial Finance division do not accrue interest and therefore are not considered within non-accrual loans but are considered for credit provisioning purposes.

Non-accrual Loans (dollars in millions)

	March 31, 2020		December 31, 2019
Commercial Finance	$229.8	1.34%	$246.7	1.77%
Business Capital	65.7	1.30%	60.9	1.21%
Real Estate Finance	1.5	0.02%	0.4	0.01%
Commercial Banking	297.0	0.99%	308.0	1.26%
Consumer and Community Banking	7.0	0.11%	4.0	0.09%
Legacy Consumer Mortgages	77.8	3.72%	14.3	0.69%
Consumer Banking	84.8	1.00%	18.3	0.28%
Total	$381.8	0.99%	$326.3	1.05%

Non-accrual loans were up $55.5 million from December 31, 2019, as an increase related to Consumer Banking non-accrual loans, which include loans previously accounted for as PCI loans ($67 million) that had been excluded from non-accrual status, was partially offset by non-accrual loan reductions resulting from LCM sales and other activity during the first quarter. PCI loans were previously excluded from non-accrual reporting; however, upon the adoption of CECL, these loans are subject to the same presentation and disclosure requirements as non-PCD loans.  In prior quarters, non-accruals in Consumer Banking consisted primarily of non-PCI loans in LCM. We did not experience any notable trends in any specific industry or geographic area.

54% of our non-accrual accounts were paying currently at March 31, 2020 compared to 72% at December 31, 2019. We discuss our policy of placing loans on non-accrual status in Note 1 – Business and Summary of Significant Accounting Policies in Item 1. We may place accounts that are presently paying current on non-accrual status when the financial condition of the borrower deteriorates and payment in full is not expected.

Total delinquency (30 days or more) was 1.6% of loans at March 31, 2020 and 1.3% at December 31, 2019.

Delinquency status of loans is presented in Note 3 — Loans in Item 1.

Loan Modifications for Customers Affected by the COVID-19 Pandemic

CIT is working prudently with borrowers who are or may be unable to meet their current contractual payment obligations because of the effects of COVID-19. See COVID-19 Pandemic Response for details regarding relief measures to our commercial and consumer customers.

With respect to the non-accrual, past due and TDR information provided below, the Company is following regulatory and governmental agency guidance within the CARES Act and Interagency Statement, which essentially provides that financial institutions are not expected to designate loans with payment accommodations granted due to COVID-19 as past due or to be placed on non-accrual (i.e., the Company will continue accruing interest during the deferral period) if they were current as of the time of the modification. In addition, HUD on March 18, 2020, authorized the FHA to put an immediate moratorium on foreclosures and evictions for the next sixty days for single-family homeowners who are unable to pay their FHA-backed mortgages amid COVID-19.

Our regulators, the FRB, the FDIC, and the OCC, noted in an interagency statement that efforts to work with borrowers of one-to-four family residential mortgages, where the loans are prudently underwritten, and not past due or carried in non-accrual status, will not result in the loans being considered restructured or modified for the purposes of their respective risk-based capital rules.

See COVID-19 Pandemic Response—Our Business—Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus and Other Government and Reporting Guidance sections for additional detail.

CECL does not affect how a TDR is defined. However, it does affect the timing of TDR identification and potentially how the ACL is determined when a financial asset is determined to be a TDR. In connection with the MOB Acquisition, the Company assessed whether MOB had identified any loans for which there was a reasonable expectation that the loan would be modified in a TDR;

these loans were then assessed by CIT pursuant to its existing TDR policy. Based on this analysis, no loans were identified where CIT would consider the modifications a TDR.

The tables that follow reflect loan carrying values of accounts that have been modified, excluding loans in trial modification of $1.5 million and $5.5 million as of March 31, 2020 and December 31, 2019, respectively.

TDRs and Modifications(1) (dollars in millions)

	March 31, 2020		December 31, 2019
		% Compliant		% Compliant
Troubled Debt Restructurings
Deferral of principal and/or interest	$70.2	94%	$76.9	94%
Covenant relief and other	72.5	98%	71.9	98%
Total TDRs	$142.7	96%	$148.8	96%
Percent non-accrual	72%		71%
Modifications
Covenant relief	122.8	90%	89.3	77%
Interest rate increase	121.2	85%	75.2	100%
Extended maturity	$14.3	100%	$43.5	100%
Other	309.6	95%	337.3	89%
Total Modifications	$567.9	92%	$545.3	90%
Percent non-accrual	14%		18%
(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.
(2)	PCI loans are excluded from TDR reporting at December 31, 2019 under prior ASC 310-30 guidance.

PCD loans, TDRs and other credit quality information is included in Note 3 — Loans in Item 1.

NON-INTEREST INCOME

Non-interest Income (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Rental income on operating leases	$209.8	$215.3	$217.7
Other non-interest income	130.6	111.3	96.8
Total non-interest income	$340.4	$326.6	$314.5
Other non-interest income
Fee income	$33.9	$29.3	$30.7
Gains on leasing equipment, net of impairments	23.3	19.6	16.6
Factoring commissions	23.0	25.8	24.0
Gains on investment securities, net of impairments	13.5	0.9	1.6
BOLI income	7.6	7.7	6.4
Property tax income	4.6	5.2	6.1
Other income	24.7	22.8	11.4
Total other non-interest income	$130.6	$111.3	$96.8

Factoring volume	$6,080.8	$7,165.1	$7,814.1

Rental Income on Operating Lease Equipment

Rental income on operating leases from equipment we lease is generated in the Rail, Commercial Finance and Business Capital divisions in the Commercial Banking segment. Rental income is discussed in “Net Finance Revenue” and “Results by Business Segment”.

Other Non-Interest Income

For the quarter ended March 31, 2020, other non-interest income was up compared to the year-ago and prior quarters, reflecting higher gains on equipment sales, primarily rail cars, higher gains on investment securities, driven by sales of legacy MBS and the sale of certain investment securities acquired in the MOB Transaction in our Corporate segment, higher fee income in Commercial Banking from the addition of fee income from CAB, a business that was acquired as part of the MOB Acquisition and an increase in capital markets fees, partially offset by lower factoring fees in Commercial Banking, as volume was impacted by the macroeconomic events brought about by COVID-19. The increase in other income in the current quarter reflects higher gains on sales of loans, primarily LCM loans in Consumer Banking, partially offset by a negative mark-to-market of $8 million on CVA related to customer derivatives.

NON-INTEREST EXPENSES

Non-Interest Expense (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Depreciation on operating lease equipment	$78.3	$76.4	$79.4
Maintenance and other operating lease expenses	53.6	40.7	49.8
Operating expenses	334.4	258.5	276.1
Goodwill impairment	344.7	-	-
Loss on debt extinguishments and deposit redemptions	-	0.1	0.1
Total non-interest expenses	$811.0	$375.7	$405.4
Operating expenses
Compensation and benefits	$182.1	$142.0	$146.2
Technology	38.8	34.5	32.5
Professional fees	24.9	19.7	18.6
Net occupancy expense	18.9	15.9	15.9
Advertising and marketing	16.6	7.0	13.2
Insurance	13.3	10.6	14.4
Intangible asset amortization	8.5	5.8	5.8
Property tax expense	4.8	6.0	6.3
Other expenses	26.5	17.0	23.2
Total operating expenses	334.4	258.5	276.1
Intangible asset amortization	8.5	5.8	5.8
Noteworthy items	17.1	-	-
Total operating expenses, excluding intangible asset amortization and noteworthy items(1)	$308.8	$252.7	$270.3
Headcount, actuals	4,413	3,609	3,644
Net efficiency ratio(2)	65.6%	54.8%	58.0%
Net efficiency ratio, excluding noteworthy items(2)	62.2%	54.8%	58.0%
(1)

Total operating expenses, excluding intangible asset amortization and noteworthy items is a non-GAAP measurement. The above table provides a reconciliation to GAAP measurement. See “Non-GAAP Financial Measurements” for a description of the balance and usage.

(2)

Net efficiency ratio (excludes intangible asset amortization) and net efficiency ratio excluding intangible asset amortization and noteworthy items (adjusted for noteworthy items) are non-GAAP measurements used by management to measure operating expenses (before intangible asset amortization and noteworthy items) to the level of total net revenues. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information of total net revenues and description of the calculation.

Depreciation on Operating Lease Equipment

Depreciation expense is driven by rail equipment and small and large ticket equipment, in the Rail, Business Capital and Commercial Finance divisions in Commercial Banking.

Maintenance and Other Operating Lease Expenses

Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the Rail portfolio and tend to be variable. Rail provides railcars primarily pursuant to full-service lease contracts under which Rail as lessor is responsible for railcar maintenance and repair. The increase from the prior quarters reflected the higher railcar return activity and storage costs associated with lower utilization. The decline in railcar utilization is discussed in Net Finance Revenue section.

Depreciation, along with Maintenance and Other Operating Lease Expenses, are components of NFR, see discussion in “Net Finance Revenue.”

Operating Expenses

Operating expenses were up compared to the year-ago and prior quarters, primarily due to the acquisition of MOB and a noteworthy item related to merger and integration costs associated with the MOB Acquisition. We remain focused on reducing our operating expenses while also investing in our businesses.

Operating expenses excluding intangible asset amortization and noteworthy items was up compared to the prior quarters due to:

•	higher employee costs from the MOB Acquisition, an acceleration of expenses related to retirement-eligible employees, and compared specifically with the prior quarter, annual benefit restarts;
•	higher advertising and marketing costs primarily related to deposit gathering;
•	higher occupancy expense from the addition of the MOB branch locations;
•	higher FDIC insurance premiums reflecting increased deposits; and
•	higher other expenses from the addition of MOB-related expenses.

The increase in technology and professional fees was driven by merger and integration costs. Merger and integration costs incurred during the quarter relate to the MOB Acquisition and primarily include transaction advisor fees and other professional services, retention compensation, and information technology costs for data migration and conversion to CIT’s system applications. The noteworthy item related to merger and integration costs consisted of the following:

Noteworthy Item (dollars in millions)

Quarter Ended
March 31,
2020
Operating expenses
Compensation and benefits	$4.5
Technology	3.1
Professional fees	6.9
Advertising and marketing	2.3
Other expenses	0.3
Noteworthy items	$17.1

The net efficiency ratio increased to 66% (62% excluding noteworthy items) from 55% in the prior quarter, reflecting an increase in operating expenses, partially offset by the increase in other non-interest income (see Non-GAAP Financial Measurements for components). The net efficiency ratio was 58% in the year-ago quarter. The increase from the year-ago quarter was driven by higher operating expenses, partially offset by an increase in total net revenue.

Goodwill Impairment

The deterioration of the macroeconomic environment triggered a goodwill impairment assessment that resulted in an impairment in the current quarter. The impairment reflected goodwill associated primarily with the OneWest Bank acquisition. See Note 18 – Goodwill and Intangible Assets in Item 1 and Critical Accounting Estimates section for further discussion.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
(Benefit) provision for income taxes, excluding noteworthy and tax discrete items	$(52.4)	$46.1	$40.2
Tax on noteworthy items and other tax discrete items	(19.9)	3.2	(2.4)
(Benefit) provision for income taxes	$(72.3)	$49.3	$37.8
Effective tax rate	10.4%	27.4%	24.1%
Effective tax rate, excluding tax discrete items and noteworthy items(1)	18.1%	25.6%	25.6%
(1)	Effective tax rate, excluding discrete items and noteworthy items are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP financial information.

The Company’s current quarter effective tax rate (“ETR”) was impacted by noteworthy and discrete tax items. The tax on noteworthy items are included in a table in the Non-GAAP Financial Measurements section. The Company’s current quarter ETR before noteworthy and discrete items was 18.1%. This compares to 25.6% in the prior and year-ago quarters. The ETR before tax discrete and noteworthy items was lower in the current quarter compared to the prior and year-ago quarters, primarily due to the impact of lower pre-tax income on permanent adjustments and credits.

The ETR each quarter is impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances (“VA”), and discrete items. The future period’s ETR may vary from the actual year-end 2020 ETR due to changes in these factors.

Federal cash income taxes paid will remain minimal until the Company's net operating loss (“NOLs”) carry-forwards are fully utilized.

See Note 14 — Income Taxes in Item 1 for additional information.

RESULTS BY BUSINESS SEGMENT

CIT manages its business and reports its financial results in two operating segments, Commercial Banking and Consumer Banking, and a non-operating segment, Corporate. Detailed descriptions of the divisions within Commercial Banking and Consumer Banking is included in Item 1. Business Overview of our 2019 Form 10-K. See “Net Finance Revenue,” “Non-Interest Income,” “Non-Interest Expenses” and “Credit Metrics,” which reference the segments on these topics.

Commercial Banking

Commercial Banking is comprised of four divisions: Commercial Finance, Rail, Real Estate Finance and Business Capital. Revenue is generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities and banking services, along with capital markets transactions and commissions earned on factoring and related activities. Complimentary businesses and assets from MOB were included with Commercial Finance and Real Estate Finance and impact the segment’s financial comparisons to prior periods. In addition, the HOA deposits were included in Commercial Banking.

Commercial Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
Earnings Summary	2020	2019	2019
Interest income	$367.9	$345.6	$356.6
Rental income on operating leases	209.8	215.3	217.7
Finance revenue	577.7	560.9	574.3
Interest expense	163.5	176.3	199.4
Depreciation on operating lease equipment	78.3	76.4	79.4
Maintenance and other operating lease expenses	53.6	40.7	49.8
Net finance revenue ("NFR")	282.3	267.5	245.7
Provision for credit losses	508.9	24.6	35.1
Other non-interest income	87.3	88.6	77.6
Operating expenses	213.3	170.3	180.7
Goodwill Impairment	301.5	-	-
(Loss) income before income taxes	(654.1)	161.2	107.5
Noteworthy items	343.1	-	-
(Loss) income before income taxes, excluding noteworthy items	$(311.0)	$161.2	$107.5
Select Period End Balance
Loans and leases	$37,559.1	$31,736.2	$31,686.9
Earning assets (net of credit balances of factoring clients)	36,646.6	30,691.7	30,163.9
Deposits	8,255.7	2,159.0	1,773.9
Select Average Balances
Average loans (includes HFS, and net of credit balances of factoring clients)	$27,856.3	$23,366.8	$22,803.1
Average operating leases ("AOL")* (includes HFS)	7,416.1	7,225.6	6,982.7
Average earning assets ("AEA")	35,406.7	30,716.4	29,988.6
Statistical Data
Net finance margin - NFR as a % of AEA	3.19%	3.48%	3.28%
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses*	$77.9	$98.2	$88.5
Operating lease margin as a % of AOL*	4.20%	5.44%	5.07%
Net efficiency ratio	56.7%	47.5%	55.5%
Pretax return on AEA	(7.39%)	2.10%	1.43%
New business volume	$3,076.6	$3,047.4	$2,373.5

Pre-tax results for the quarter were down from the year-ago and prior quarters, reflecting a goodwill impairment charge and a $42 million charge to the provision for credit losses related to the MOB Acquisition. Pre-tax loss, excluding noteworthy items was $311 million, down from the year ago and prior quarters driven by the increase in provision for credit losses. The impact of the global pandemic from the spread of the COVID-19 virus and the ensuing adverse impact on the macroeconomic environment resulted in a significant increase in the provision for credit losses. (See “Credit Metrics” and “Critical Accounting Estimates”). In addition, the deterioration of the macroeconomic environment triggered a goodwill impairment assessment that resulted in an impairment in the current quarter. Results for the current quarter also reflected higher NFR, discussed below, offset by higher operating expenses, reflecting added costs from MOB.

AEA consisted primarily of loans and leases. Average loans were up from the year-ago and prior quarters, reflecting approximately $4.4 billion of loans from the MOB Acquisition, along with organic growth in Real Estate Finance and Business Capital. Growth was also recorded in our rail portfolio. Deposits attributed to this segment at March 31, 2020 include the $5.1 billion of HOA deposits, along with other commercial deposits of $3.2 billion. Commercial deposits totaled $2.2 billion and $1.8 billion at December 31, 2019 and March 31, 2019, respectively. The added low-cost HOA deposits benefited NFM as noted below.

Compared to the year-ago and prior quarters, new business volume was up, as the impact from the macroeconomic environment may not be completely reflected due to the timing.

Factored volume of $6.1 billion was down from $7.8 billion in the year-ago quarter and $7.2 billion in the prior quarter as we began to experience the impact in retail from the macroeconomic environment, with store closings reducing demand.

Trends included:

•

NFR was up from the year-ago and prior quarters, reflecting the benefit from the MOB Acquisition and lower interest costs, which were partially offset by lower net operating lease revenue, as discussed below. Our NFR and NFM are discussed in detail in the Net Finance Revenue section.

•

Net operating lease revenue, which is a component of NFR, is driven primarily by the performance of our Rail portfolio and reflects continued compression on our lease rates on new equipment and renewals, as well as the impact of lower utilization, and higher maintenance and other operating lease expenses. See further discussion in the Net Finance Revenue section.

•	See Purchase Accounting Accretion table in Net Finance Revenue section for amounts of PAA by division.
•

NFM decreased compared to the year-ago and prior quarters due to the drivers noted in NFR discussed above. Partially offsetting the decline in NFM was a benefit related to the addition of the low-cost HOA deposits from the MOB Acquisition.

•

Gross yields (interest income plus rental income on operating leases as a % of AEA) were down from the year-ago and prior quarters. See Select Segment and Division Margin Metrics table and discussion that follows that table in Net Finance Revenue section for commentary on gross yields by division.

Consumer Banking

Consumer Banking includes Retail Banking, Consumer Lending, and SBA Lending, which are grouped together for purposes of discussion as Consumer and Community Banking, and LCM. Revenue is generated from interest earned on residential mortgages, and small business loans, and from fees for banking services.

Consumer Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
Earnings Summary	2020	2019	2019
Interest income	$101.6	$85.1	$95.5
Interest benefit	(10.1)	(25.4)	(39.3)
Net finance revenue ("NFR")	111.7	110.5	134.8
Provision (benefit) for credit losses	5.0	(2.0)	(2.1)
Other non-interest income	14.0	15.9	4.7
Operating expenses	102.1	79.2	93.8
Goodwill impairment	43.2	-	-
(Loss) income before income taxes	(24.6)	49.2	47.8
Noteworthy items	46.4	-	-
Income before income taxes, excluding noteworthy items	$21.8	$49.2	$47.8
Select Period End Balance
Loans (includes HFS)	$8,532.6	$6,614.4	$6,610.2
Earning assets	8,561.2	6,640.4	6,625.5
Deposits	30,946.4	30,244.5	30,034.8
Select Average Balances
Average loans (includes HFS)	$8,637.3	$6,647.6	$6,555.5
Average earning assets ("AEA")	8,665.7	6,668.8	6,574.7
Statistical Data
Net finance margin - NFR as a % of AEA	5.15%	6.63%	8.20%
Net efficiency ratio	77.4%	59.0%	64.0%
Pretax return on AEA	(1.13%)	2.95%	2.90%
New business volume	$515.5	$571.4	$310.6

Pre-tax results for the quarter were down from the year-ago and prior quarters, reflecting two noteworthy items, an impairment charge related to the goodwill associated with the OneWest Transaction and a $3 million charge to the provision for credit losses from the MOB Acquisition. Absent the noteworthy items, pre-tax income was down due to the lower interest benefit received from other segments for the value of the excess deposits Consumer Banking generates, and higher operating expenses from the addition of MOB, partially offset by higher interest income from the addition of MOB. In addition, compared to the prior quarter, pre-tax income was down due to higher advertising and marketing costs. Other non-interest income in the current and prior quarters benefited from gains on LCM loan sales of $13 million and $9 million, respectively. The deterioration in the macroeconomic environment triggered a goodwill impairment assessment that resulted in an impairment in the current quarter.

AEA consisted primarily of loans. AEA was up for the quarter ended March 31, 2020 primarily due to the loans acquired in the MOB Acquisition of approximately $1.9 billion and residential mortgage loan growth in the retail and correspondent channels, which outpaced loan sales and run-off and sales in the LCM portfolio. In the first quarter of 2020, we sold approximately $29 million of loans in the LCM portfolio.

Deposits, which include deposits from the branch and online channels, increased from the prior and year-ago quarters, driven by deposits acquired in the MOB Acquisition of $1.3 billion, which offset a decrease in online savings deposits compared to the prior quarter and a decrease in time deposits compared to the year-ago quarter. See discussions in Net Finance Revenue and Funding and Liquidity sections.

Trends included:

•

NFR decreased compared to the year-ago quarter, primarily due to lower interest benefit received from other segments for the value of the excess deposits, and lower yield on loans, partially offset by higher interest income from the addition of MOB.

•

NFR increased slightly for the quarter ended March 31, 2020 compared to the prior quarter, primarily due to the acquired loans and loan growth in Consumer and Community Banking, as the interest income on the LCM portfolio for the comparable periods was effectively flat, partially offset by the lower interest benefit.

•	PAA for loans and deposits totaled $19 million in the current quarter, compared to $21 million in the year-ago quarter and $17 million in the prior quarter.

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

Corporate and Other: Financial Data and Metrics (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
Earnings Summary	2020	2019	2019
Interest income	$44.1	$50.7	$64.4
Interest expense	72.3	78.9	75.5
Net finance revenue ("NFR")	(28.2)	(28.2)	(11.1)
Other non-interest income	29.3	6.8	14.5
Operating expenses/loss on debt extinguishment	19.0	9.1	1.7
(Loss) income before income taxes	(17.9)	(30.5)	1.7
Noteworthy items	17.1	-	-
(Loss) income before income taxes, excluding noteworthy items	$(0.8)	$(30.5)	$1.7
Select Period End Balance
Loans and leases	$-	$0.1	$18.8
Earning assets	9,466.6	8,764.7	9,509.4
Select Average Balances
Average earning assets ("AEA")	$9,612.3	$9,118.5	$9,606.0
Statistical Data
Net finance margin — NFR as a % of AEA	(1.17%)	(1.23%)	(0.47%)
Pretax return on AEA	(0.74%)	(1.33%)	0.07%

Pre-tax loss in the quarter ended March 31, 2020, included one noteworthy item, $17 million of MOB merger and integration costs. There were no noteworthy items in the prior quarters. Noteworthy items are listed in the Non-GAAP Financial Measurements section.

The pre-tax loss excluding noteworthy items for the quarter ended March 31, 2020 was $1 million. Compared to the year-ago quarter, the increase in other non-interest income, driven by gains on sales of legacy MBS and the sale of certain investment securities acquired in the MOB Transaction along with higher BOLI income, were offset by lower interest income from a lower rate environment. Compared to the prior quarter, the lower loss reflects the higher investment gains and the prior quarter included $7 million of MOB Transaction costs.

LOANS AND LEASES

The following table presents our period end loans and leases by segment.

Loans and Leases Composition (dollars in millions)

	March 31,	December 31,
	2020	2019
Commercial Banking
Commercial Finance
Loans	$17,193.3	$13,912.8
Operating lease equipment, net	319.1	332.8
Assets held for sale	22.1	6.8
Total loans and leases	17,534.5	14,252.4
Business Capital
Loans	5,051.8	5,038.5
Operating lease equipment, net	316.8	280.9
Total loans and leases	5,368.6	5,319.4
Rail
Loans	60.7	59.6
Operating lease equipment, net	6,852.2	6,706.0
Assets held for sale	0.4	0.4
Total loans and leases	6,913.3	6,766.0
Real Estate Finance
Loans	7,716.9	5,382.5
Assets held for sale	25.8	15.9
Total loans and leases	7,742.7	5,398.4
Total Segment - Commercial Banking
Loans	30,022.7	24,393.4
Operating lease equipment, net	7,488.1	7,319.7
Assets held for sale	48.3	23.1
Total loans and leases	37,559.1	31,736.2
Consumer Banking
Consumer and Community Banking
Loans	6,415.3	4,524.0
Assets held for sale	21.1	7.4
Total loans and leases	6,436.4	4,531.4
Legacy Consumer Mortgages
Loans	2,092.4	2,081.5
Assets held for sale	3.8	1.5
Total loans and leases	2,096.2	2,083.0
Total Segment - Consumer Banking
Loans	8,507.7	6,605.5
Assets held for sale	24.9	8.9
Total loans and leases	8,532.6	6,614.4
Corporate
Assets held for sale	-	0.1
Total loans and leases	-	0.1
Total loans	$38,530.4	$30,998.9
Total operating lease equipment, net	7,488.1	7,319.7
Total assets held for sale	73.2	32.1
Total loans and leases	$46,091.7	$38,350.7

Total loans and leases grew significantly, reflecting the MOB Acquisition of $6.3 billion of loans. Within Commercial Banking, $2.3 billion were added to Commercial Finance and $2.1 billion were added to Real Estate Finance. In Consumer and Community Banking $1.9 billion of loans were added. In addition to the acquired assets, Commercial Banking volume of $3.1 billion more than offset repayments and sales. Within Consumer Banking, absent the acquired loans, both Consumer and Community Banking loans and LCM had a slight increase. The increase in LCM is due to the gross-up from PCI to PCD transition under CECL partially offset by sales of $29 million in the current quarter and continued run-off.

The following table reflects the contractual maturities of our loans, which excludes certain items such as purchase accounting adjustments, unearned income and other yield-related fees and costs.

Contractual Maturities of Loans at March 31, 2020 (dollars in millions)

	Commercial		Consumer
Fixed-rate	U.S.	Foreign	U.S.	Total
1 year or less	$4,575.9	$122.2	$142.5	$4,840.6
Year 2	2,022.5	44.8	142.8	2,210.1
Year 3	1,449.0	74.5	145.2	1,668.7
Year 4	1,003.8	90.5	149.4	1,243.7
Year 5	593.7	88.2	154.6	836.5
2-5 years	5,069.0	298.0	592.0	5,959.0
After 5 years	923.2	144.0	4,361.8	5,429.0
Total fixed-rate	10,568.1	564.2	5,096.3	16,228.6
Adjustable-rate
1 year or less	3,400.5	218.1	77.6	3,696.2
Year 2	2,820.4	176.1	78.7	3,075.2
Year 3	3,663.0	216.5	84.1	3,963.6
Year 4	3,417.7	178.6	100.4	3,696.7
Year 5	2,651.2	200.1	103.1	2,954.4
2-5 years	12,552.3	771.3	366.3	13,689.9
After 5 years	3,417.2	76.4	2,787.4	6,281.0
Total adjustable-rate	19,370.0	1,065.8	3,231.3	23,667.1
Total	$29,938.1	$1,630.0	$8,327.6	$39,895.7

The following table presents the changes to our total loans and leases:

Changes in Loans and Leases (dollars in millions)	Commercial Banking	Consumer Banking	Corporate	Total
Balance as of December 31, 2019	$31,736.2	$6,614.4	$0.1	$38,350.7
Acquisition of MOB	4,355.8	1,942.1	-	6,297.9
New business volume	3,076.6	515.5	-	3,592.1
Loan and portfolio sales	(38.2)	(55.5)	-	(93.7)
Equipment sales	(62.8)	-	(0.3)	(63.1)
Depreciation	(78.3)	-	-	(78.3)
Gross charge-offs	(60.8)	(2.2)	-	(63.0)
Collections and other	(1,369.4)	(481.7)	0.2	(1,850.9)
Balance as of March 31, 2020	$37,559.1	$8,532.6	$-	$46,091.7

Portfolio activities are discussed in the respective segment descriptions in “Results by Business Segment”.

The following tables present new business, along with loan and portfolio sales and equipment sales by segment:

	Quarters Ended
New Business (dollars in millions)	March 31,	December 31,	March 31,
	2020	2019	2019
Commercial Banking	$3,076.6	$3,047.4	$2,373.5
Consumer Banking	515.5	571.3	310.6
Total	$3,592.1	$3,618.7	$2,684.1
Factoring volume	$6,080.8	$7,165.1	$7,814.1

	Quarters Ended
Loan and Portfolio Sales (dollars in millions)	March 31,	December 31,	March 31,
	2020	2019	2019
Commercial Banking	$38.2	$121.5	$13.8
Consumer Banking	55.5	121.4	19.5
Total	$93.7	$242.9	$33.3

	Quarters Ended
Equipment Sales (dollars in millions)	March 31,	December 31,	March 31,
	2020	2019	2019
Commercial Banking	$62.8	$54.6	$51.0
Corporate	0.3	2.3	-
Total	$63.1	$56.9	$51.0

CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer loans and leases, including assets held for sale, by geographical regions:

Total Loans and Leases by Geographic Region (dollars in millions)

	March 31, 2020		December 31, 2019
West	$15,693.5	34.0%	$12,474.3	32.5%
Northeast	9,532.2	20.7%	8,716.7	22.7%
Midwest	6,313.2	13.7%	4,915.1	12.8%
Southwest	6,140.2	13.3%	5,178.9	13.5%
Southeast	5,354.6	11.6%	4,084.4	10.7%
Total U.S.	43,033.7	93.3%	35,369.4	92.2%
Canada	1,421.3	3.1%	1,395.1	3.6%
Europe	553.6	1.2%	464.5	1.2%
Asia / Pacific	408.9	0.9%	461.6	1.2%
All other countries	674.2	1.5%	660.1	1.8%
Total	$46,091.7	100.0%	$38,350.7	100.0%

Ten Largest Accounts

Our ten largest loan and lease accounts, primarily lessors of rail assets and factoring clients, in the aggregate represented approximately 5.2% and 5.5%of our total loans and leases at March 31, 2020 and December 31, 2019, respectively (the largest account was less than 1.0%).

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial loans and leases, including assets held for sale, by obligor geography:

Commercial Loans and Leases by Obligor - Geographic Region (dollars in millions)

	March 31, 2020		December 31, 2019
West	$9,966.6	26.1%	$7,695.0	23.8%
Northeast	8,844.9	23.1%	8,113.4	25.1%
Midwest	6,010.5	15.7%	4,767.9	14.7%
Southwest	5,684.3	14.9%	5,089.5	15.7%
Southeast	4,669.0	12.2%	3,715.2	11.5%
Total U.S.	35,175.3	92.0%	29,381.0	90.8%
Canada	1,421.3	3.7%	1,395.1	4.3%
Europe	553.6	1.4%	464.5	1.4%
Asia / Pacific	408.9	1.1%	461.6	1.4%
All other countries	674.2	1.8%	660.1	2.1%
Total	$38,233.3	100.0%	$32,362.3	100.0%

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our loans and leases:

Commercial Loans and Leases by Obligor - State and Country (dollars in millions)

	March 31, 2020		December 31, 2019
State
California	$6,869.1	18.0%	$5,651.4	17.5%
Texas	4,571.0	12.0%	4,073.8	12.6%
New York	3,232.9	8.5%	2,993.7	9.3%
Florida	1,966.7	5.1%	1,484.7	4.6%
All other states	18,535.6	48.5%	15,177.4	46.8%
Total U.S.	35,175.3	92.0%	29,381.0	90.8%
Country
Canada	1,421.3	3.7%	1,395.1	4.3%
Marshall Islands	341.3	0.9%	362.6	1.1%
All other countries	1,295.4	3.4%	1,223.6	3.8%
Total International	$3,058.0	8.0%	$2,981.3	9.2%

Industry Concentrations

The following table represents loans and leases, including assets held for sale, by industry of obligor:

Commercial Loans and Leases by Obligor – Industry(3) (dollars in millions)

	March 31, 2020		December 31, 2019
Real Estate	$7,652.3	20.0%	$5,280.2	16.3%
Manufacturing(1)	5,180.8	13.6%	4,869.1	15.0%
Service industries	3,060.0	8.0%	1,723.4	5.3%
Retail(2)	2,961.5	7.7%	2,619.0	8.1%
Energy and utilities	2,289.4	6.0%	2,151.7	6.6%
Wholesale	2,161.9	5.7%	2,034.2	6.3%
Business Services	2,083.2	5.4%	1,992.4	6.2%
Healthcare	1,812.9	4.7%	1,576.4	4.9%
Transportation	1,772.0	4.6%	1,645.1	5.1%
Oil and gas extraction / services	1,696.7	4.4%	1,672.0	5.2%
Rail	1,669.9	4.4%	1,518.2	4.7%
Finance and insurance	1,335.2	3.5%	1,085.7	3.4%
Maritime	1,115.0	2.9%	1,118.2	3.5%
Communications	700.2	1.8%	650.1	2.0%
Other (no industry greater than 2%)	2,742.3	7.3%	2,426.6	7.4%
Total	$38,233.3	100.0%	$32,362.3	100.0%
(1)	At March 31, 2020, includes manufacturers of chemicals, including pharmaceuticals (3.7%), petroleum and coal, including refining (2.4%), and stone, clay, glass and concrete (1.4%).
(2)	At March 31, 2020, includes retailers of general merchandise (2.9%), food and beverage providers (1.4%) and miscellaneous (1.1%).
(3)

In addition to the rail industry category, exposure in the Rail division is also included in other obligor industries, with the largest being $2.6 billion in manufacturing,  $1.0 billion in Oil and gas extraction / services and $0.8 million in wholesale.

Operating Lease Equipment — Rail

Rail serves over 500 customers, including all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately USD $490 million and greater), other railroads and non-rail companies, such as shippers and power and energy companies. At March 31, 2020 our total operating lease fleet consisted of approximately 117,000 railcars. The following table reflects the proportion of railcars by type based on units and net investment, respectively.

Operating lease Railcar Portfolio by Type as of March 31, 2020 (units and net investment)

Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered Hoppers	40	32
Tank Cars	28	50
Mill/Coil Gondolas	9	4
Coal	9	4
Boxcars	7	5
Flatcars	3	1
Other	4	4
Total	100	100

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer loans, including loans held for sale.

Consumer Loans (dollars in millions)

	March 31, 2020		December 31, 2019
	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$7,713.0	98.1%	$5,934.8	99.1%
Home equity lines of credit and other	145.4	1.9%	53.6	0.9%
Total loans	$7,858.4	100.0%	$5,988.4	100.0%

Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% based upon property address.

Consumer Loans Geographic Concentrations (dollars in millions)

	March 31, 2020		December 31, 2019
	Net Investment	% of Total	Net Investment	% of Total
California	$4,474.2	56.9%	$4,172.2	69.7%
Washington	422.4	5.4%	222.3	3.7%
Texas	420.4	5.3%	76.3	1.3%
Other states	2,541.4	32.4%	1,517.6	25.3%
Total loans	$7,858.4	100.0%	$5,988.4	100.0%

OTHER ASSETS AND OTHER LIABILITIES

The following tables present the components of other assets and other liabilities. The acquisition of MOB added $199 million and $93 million of other assets and other liabilities, respectively, on January 1, 2020.

Other Assets (dollars in millions)

	March 31,	December 31,
	2020	2019
Fair value of derivative financial instruments	$546.5	$190.7
Tax credit investments and investments in unconsolidated subsidiaries	394.3	365.6
Current and deferred federal and state tax assets	272.6	55.6
Right of use assets	232.4	194.9
Counterparty receivables	204.4	126.5
Property, furniture and fixtures	190.2	160.0
Intangible assets, net	160.1	66.0
Other(1)	880.8	479.9
Total other assets	$2,881.3	$1,639.2
(1)

“Other” increased primarily due to trade settlement timing differences for investment securities sold. In addition, other includes executive retirement plan and deferred compensation, prepaid expenses, accrued interest and dividends, MSRs and servicing advances, OREO, and other miscellaneous assets.

Other Liabilities (dollars in millions)

	March 31,	December 31,
	2020	2019
Accrued expenses and accounts payable	$508.1	$565.4
Current and deferred taxes payable	317.8	167.2
Lease liabilities	280.6	242.6
Allowance for off-balance sheet credit exposure	120.0	37.1
Commitment to fund tax credit investments	118.4	119.5
Fair value of derivative financial instruments	95.1	32.0
Accrued interest payable	46.6	92.9
Other liabilities(1)	309.2	448.0
Total other liabilities	$1,795.8	$1,704.7
(1)	Other consists of liabilities for taxes other than income, equipment maintenance liabilities, cash collateral deposits, and contingent and other miscellaneous liabilities.

RISK MANAGEMENT

CIT is subject to a variety of risks that may arise through the Company's business activities, including the following principal forms of risk that are explained further in our 2019 Form 10-K.

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

•

Market risk includes interest rate and foreign currency risk and price risk. Interest rate risk is the risk that fluctuations in interest rates can have an adverse impact on the Company’s NFR and on the market or liquidity value of the Company’s assets, liabilities and off-balance sheet obligations. Foreign currency risk is the risk that fluctuations in exchange rates between currencies can have an adverse impact on the Company’s non-dollar denominated assets, liabilities and cash flows. Price risk is the risk that changes in the value of portfolios of financial instruments can have an adverse impact on the Company’s revenue and on the market value of the Company’s assets. See detailed discussion in the Interest Rate Risk section below.

•

Liquidity risk is the risk that the Company has an inability to maintain adequate cash or collateral resources and funding capacity to meet its obligations, including in stressed environments. See detailed discussion in the Funding and Liquidity section below.

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

Our exposure to interest rate risk is guided by the company’s Risk Appetite Framework and a series of risk metrics including measurements of changes in income given a change in rates. While we remain asset sensitive, we have been focused on rebalancing our balance sheet to better position us for a declining-rate environment. We utilize tools such as shifts in wholesale funding, the investment portfolio, or hedging to adjust our interest rate risk exposures.

In 2017, the U.K. Financial Conduct Authority, which is the authority responsible for regulating LIBOR, announced that the publication of LIBOR is not guaranteed beyond 2021. LIBOR is a benchmark interest rate for some of our floating rate earning assets, particularly in Commercial Finance, Real Estate Finance and Consumer Banking (primarily mortgages), as well as certain liabilities and off-balance sheet exposures. We continue to monitor industry and regulatory developments and have a well-established transition program in place to manage the implementation of alternative reference rates as the market transitions away from LIBOR. As part of the transition to alternative rates, during the third quarter of 2019, CIT Bank issued unsecured fixed-to-floating rate notes linked to the Secured Overnight Funding Rate (“SOFR”). During the first quarter of 2020, we began linking FHLB advances to SOFR consistent with the Federal Housing Finance Agency’s directive to the FHLB. CIT will continue to assess the use of SOFR and other alternative rates as the market and best practices for transitioning to alternative rates develop.

Our funding sources consist primarily of non-maturity deposits and time deposits generated through the core deposit channels -Online, Branch, Homeowners association and Commercial as well as our network of deposit brokers. We also support our funding needs through wholesale funding sources (unsecured and secured debt) including FHLB advances.

At March 31, 2020, deposits totaled approximately $42 billion. The deposit rates we offer can be influenced by market conditions and competitive factors. Market rates are the key drivers of deposit costs and we continue to optimize deposit costs by improving our deposit mix, which includes the addition of relatively low cost HOA deposits acquired as part of the MOB Acquisition. Changes in interest rates, expected funding needs, as well as actions by competitors, can affect our deposit taking activities and deposit pricing. We continue to believe our targeted non-maturity deposit customer retention is strong and we remain focused on optimizing our mix of deposits. We regularly test the effect of deposit rate changes and seek to achieve optimal alignment between assets and liabilities. As CIT continues to evolve its deposit strategies through the interest rate cycle and in response to the competitive landscape, management may periodically revise its deposit modelling assumptions and approaches in accordance with CIT’s governance structure.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The simulations we run require assumptions about rates, time horizons, balance sheet volumes, prepayment speeds, pricing and deposit behaviors, along with other inputs. The results presented below reflect the simulation of the NII Sensitivity over the next twelve months and the EVE Sensitivity over the life of the interest rate sensitive assets, liabilities and off-balance sheet items. These simulations assume an immediate 100 basis point parallel increase or decrease and a 200 basis point parallel increase in interest rates from the market-based forward curve. Sensitivity measures are calculated assuming market rates floor at 0% and therefore CIT suspended the immediate parallel down 200 basis point scenario due to the observed low level of interest rates. This scenario will be reinstated when interest rates rise sufficiently to make the scenario meaningful. The NII Sensitivity is presented based on an assumption that the balance sheet composition and size remain static over the 12 month projection period.

NII Sensitivity and EVE Sensitivity (dollars in millions)

	March 31, 2020			December 31, 2019
	+200 bps	+100 bps	-100 bps/0% floor	+200 bps	+100 bps	-100 bps
NII Sensitivity	$132	$81	$(18)	$49	$28	$(62)
EVE Sensitivity	$(77)	$27	$(591)	$(442)	$(188)	$(62)

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

As a result of the current low market rate environment, a down 100 bps rate shock scenario as of March 31, 2020 provides limited information on sensitivity, because the full 100 bps market rate shock across all rates may not be achieved due to the assumption of rate floors in our modelling. As part of its broader interest rate risk management practices, CIT also runs various other market rate scenario analyses to assess the down rate risk to the institution. Such scenarios include smaller parallel market rate shocks as well as negative market rate environments. We would expect relatively greater NII sensitivity and relatively less EVE exposure under the full impact of market rate changes where rates are allowed to go negative.

As of March 31, 2020, both the NII Sensitivity and EVE Sensitivity changes from December 31, 2019 (see table above) were largely driven by the significantly lower market rates as well as the integration of the MOB balance sheet into CIT’s balance sheet. Higher cash levels and lower deposit betas and attrition also contributed to the sensitivity changes. Deposit beta represents the correlation, or relative rate change, between changes in the rates paid on deposits and changes in overall market interest rates.

On a net basis, we generally have more floating rate/re-pricing interest sensitive assets than liabilities in the near term. As a result, the interest rate risk sensitivity of our current portfolio is more impacted by moves in short-term interest rates in the near term. Therefore, our NFR associated with the interest rate sensitive assets, liabilities and off-balance sheet items may increase if short-term interest rates rise or decrease if short-term interest rates decline. However, changes would also be impacted by factors beyond interest rates, such as changes in balance sheet composition, spread compression or expansion and deviations from modelled deposit betas. In addition, re-pricing of our non-interest rate sensitive assets (for example, the rail operating leases) will impact NFR.

Market-implied forward rates over the future twelve months are used to estimate a base interest rate scenario for the net interest income projection in the base case. This base projection is compared with those calculated under varying interest rate scenarios to arrive at NII Sensitivity. Though there are many assumptions that affect the estimates for NII Sensitivity, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Management continually evaluates the impact to its sensitivity analysis of these key assumptions.

EVE Sensitivity supplements net interest income simulation and sensitivity analysis as it estimates risk exposures beyond a twelve-month horizon. EVE Sensitivity modeling measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to a change in interest rates. EVE Sensitivity is calculated by subjecting the balance sheet to different rate shocks, measuring the net value of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the EVE in base case calculated using a market-based forward interest rate curve. The methodology with which the operating lease assets are assessed in the EVE Sensitivity results in the table above reflects the existing contractual rental cash flows and the expected residual value at the end of the existing contract term.

A wide variety of potential interest rate scenarios are simulated within our asset/liability management system. Interest sensitive assets, liabilities and off-balance sheet instruments are valued using discounted cash flow analysis for EVE Sensitivity. Rates are shocked via a set of scenarios that include both parallel and non-parallel interest rate movements. Scenarios are also run to capture our sensitivity to changes in the shape of the yield curve. Furthermore, we evaluate the sensitivity of these results to a number of key assumptions, such as spreads and prepayments.

NII Sensitivity and EVE Sensitivity limits have been set and are monitored for certain of the key scenarios. We manage the exposure to changes in NII Sensitivity and EVE Sensitivity in accordance with our risk appetite and within Board approved limits.

We use results of our various interest rate risk analyses to formulate asset and liability management (“ALM”) strategies, in coordination with the Asset Liability Committee (“ALCO”), to achieve the desired risk profile, while managing our objectives for capital adequacy and liquidity risk exposures. Specifically, we may manage our interest rate risk position through certain pricing strategies for loans and deposits, our investment strategy, issuing term debt with floating or fixed interest rates, and using derivatives such as interest rate swaps, which modify the interest rate characteristics of certain assets or liabilities.

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

FUNDING AND LIQUIDITY

As a result of our strategic transformation, we have strong and diversified sources of funding and liquidity. We are 84% deposit funded at March 31, 2020, have a strong liquidity profile, and maintain a comprehensive liquidity risk management framework, including monitoring processes and systems, designed to provide appropriate liquidity to meet expected and contingent funding needs under both normal and stressed environments at the Company and CIT Bank.

CIT actively manages its liquidity and monitors liquidity risk through a suite of tiered early warning indicators as well as management and Board limits. We continuously monitor, assess, and maintain an adequate level of liquidity to meet our cash and collateral obligations at a reasonable cost consistent with our liquidity risk management policy, and calculate liquidity risk metrics as part of our risk management practices.

The assessments of liquidity risk are measured under the assumption of normal operating conditions as well as under a stressed environment and use assumptions to reflect the changed market environment. Such environments cover a range of events, including systemic market-wide events as well as CIT-specific events. Liquidity stresses are applied in terms of duration and severity. Although not required by regulators, CIT continues to calculate and maintain a strong Liquidity Coverage Ratio above 100% informed by Tier IV banks based on the FRB Tailoring rule.

Liquidity stress test results, along with our risk metrics and other liquidity risk measurement practices, inform our business strategy, risk appetite, requirements for minimum balances of Liquid Assets and contingency funding plans.

We utilize a series of measurement tools to assess and monitor the level and adequacy of our liquidity position, liquidity conditions and trends. The primary tool is a liquidity forecast designed to identify movements in cash and collateral flows, both contractually and behaviorally. We use a stress testing framework to better understand the range of potential risks and the impacts of those risks on CIT. Included among our liquidity measurement tools are risk metrics that assist in identifying potential liquidity risk and CIT’s exposure to those risks as well as their impact on CIT’s liquidity.

Oversight is provided by the RMC, ERC, ALCO and the Risk Control Committee (“RCC”).

CIT closely monitors daily and intraday liquidity requirements to maintain appropriate amounts of liquidity on our balance sheet and access to contingent sources of liquidity to meet our obligations.  Primary sources of available liquidity include Available Cash, High Quality Liquid Securities, and other contingent liquidity sources.

During the recent weeks of market disruptions, CIT enhanced its monitoring and internal communication around our liquidity risk. Consistent with our enhanced monitoring, we continue to maintain strong levels of Liquid Assets, above our internal limits.

We also have access to contingent sources of liquidity including the Revolving Credit Facility, FHLB borrowing capacity, other committed financing facilities, and repurchase lines, and we are operationally ready to utilize the FRB discount window and the FRB Paycheck Protection Program Liquidity Facility. At March 31, 2020 we had $9.5 billion of total Liquid Assets and $3.5 billion of contingent liquidity sources available, most of which is held at the Bank, commensurate with our assets. (See COVID-19 Pandemic Response - Funding and Liquidity discussion for details of total Liquid Assets and contingent liquidity sources.)

Cash

Cash totaled $3.7 billion at March 31, 2020 and $2.7 billion at December 31, 2019. The increase in cash in 2020 reflected the maturing securities purchased under agreement to resell, as noted below.

Investment Securities

Investment securities consisted primarily of US Treasury or Agency-issued fixed income securities and totaled $6.1 billion at March 31, 2020 and $6.3 billion at December 31, 2019, of which $5.9 billion and $6.0 billion were AFS. Securities of $3.2 billion were pledged as of March 31, 2020 to secure public funds, securities sold under agreements to repurchase, FHLB financing availability, and derivative contracts and for other purposes as required or permitted by law. During the quarter we monetized certain MBS securities.

We had $950 million of securities purchased under agreement to resell at December 31, 2019, which matured during the 2020 first quarter. See Note 6 — Investment Securities in Item 1 for additional information on types and maturities of investment securities.

Funding Sources

We fund our operations through deposits and borrowings. Deposits totaled $42.2 billion, 84% of total funding at March 31, 2020 and $35.1 billion, 84% of total funding at December 31, 2019. Borrowings totaled $8.1 billion at March 31, 2020 and $6.5 billion at December 31, 2019, respectively. The increase in deposits was driven by $7.0 billion from the MOB Acquisition. Borrowings consist of senior unsecured notes, subordinated unsecured notes and secured borrowings (FHLB advances and structured financings).

Unsecured borrowings decreased to 9% of total funding from 11% at December 31, 2019. Secured borrowings increased to 7% from 5% at December 31, 2019. See further discussions below.

We have minimal repayments of borrowings over the near-term. In calendar year 2020, we do not have unsecured debt repayments or FHLB advances due. Over the next twelve months, we have $500 million of unsecured borrowings due in March 2021, and $14 million of other structured financings. As of March 31, 2020, certificates of deposit with maturities over the coming twelve months were approximately $9 billion. See the contractual maturities table later in this section that includes borrowings and deposits. Also see Note 7 – Deposits and Note 9 – Borrowings in Item 1.

During the first quarter of 2020, we paid $3.8 million in preferred dividends and $35 million of common dividends. In the second quarter, we have declared preferred dividends of $12.2 million and common dividends of approximately $35 million.

See Net Finance Revenue section for a tabular presentation of our average funding mix for the period ended March 31, 2020.

Deposits

CIT Bank offers a full suite of deposit offerings to its commercial and consumer customers through a national online platform, a network of over 60 branches in Southern California, and another 25 bank branches acquired with the MOB Acquisition, primarily in the Southwest, Midwest and Southeast. With the addition of $7.0 billion of deposits from MOB on the acquisition date, we added the HOA channel to source deposits. MOB’s relationship-driven commercial banking business also provides an opportunity to further grow commercial deposits, as it accelerates our presence in the middle market. See “Mutual of Omaha Bank Acquisition” section. The period end balances are as follows:

Deposits by Channel (dollars in millions)

	March 31, 2020		December 31, 2019
	Total	Percent of Total	Total	Percent of Total
Online	$18,971.2	45%	$19,014.0	54%
Branch	11,975.2	28%	11,230.6	32%
Homeowners association	5,101.9	12%	-	-%
Commercial	3,216.9	8%	2,228.6	6%
Brokered / other channel	2,896.9	7%	2,666.3	8%
Total deposits	$42,162.1	100%	$35,139.5	100%

The following table details our period end deposit balances by type:

Deposits by Type (dollars in millions)

	March 31, 2020		December 31, 2019
	Total	Percent of Total	Total	Percent of Total
Savings and money market	$24,089.3	57%	$21,059.8	60%
Time deposits	12,430.1	29%	11,157.7	32%
Interest-bearing checking	2,852.9	7%	1,328.9	4%
Non-interest bearing deposits	2,789.8	7%	1,593.1	4%
Total deposits	$42,162.1	100%	$35,139.5	100%

Commensurate with the Federal Reserve interest rate reductions, we have been lowering rates on our deposits. See “Net Finance Revenue” for discussion on deposits interest expense and rates.

At the Company, the period end loans and leases to deposits ratio was 109% at March 31, 2020, relatively unchanged from December 31, 2019. At the Bank, the period end loans and leases to deposits ratio was 95% at March 31, 2020, up slightly from 94% at December 31, 2019.

Unsecured Borrowings

Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility had a total commitment amount of $300 million as of March 31, 2020, of which approximately $260 million was available to be drawn. The facility commitment was down from $400 million at December 31, 2019, reflecting the renewal of the facility in the first quarter of 2020 at a lower commitment level and with an extended maturity date of November 1, 2021.

Senior Unsecured Notes

At March 31, 2020, senior unsecured notes outstanding totaled $4.0 billion and the weighted average coupon rate was 4.62%, unchanged from December 31, 2019. In connection with the MOB Acquisition, CIT Bank established a $5 billion Global Bank Note Program in September 2019 to enable it to offer both unsecured senior and subordinated notes. CIT Bank subsequently issued $550 million of 2.969% Senior Unsecured Fixed-to-Floating Rate Notes due 2025.

Subordinated Unsecured Notes

Subordinated unsecured notes principal amount totaled $500 million as of March 31, 2020 and consisted of $100 million of 4.125% fixed-to-fixed subordinated notes due in 2029 and $400 million of 6.125% fixed rate subordinated notes due March 2028, which are included in Tier 2 capital.

Secured Borrowings

We may pledge assets for secured borrowing transactions, which include borrowings from the FHLB and/or FRB, or for other purposes as required or permitted by law. The debt issued in conjunction with these transactions is collateralized by certain discrete receivables, securities, loans, leases and/or underlying equipment. Certain related cash balances are restricted.

FHLB Advances

As a member of the FHLB of San Francisco, CIT Bank N.A. can access financing based on an evaluation of its creditworthiness, statement of financial position, size and eligibility of collateral. The interest rates charged by the FHLB for advances typically vary depending upon maturity, the cost of funds of the FHLB, and the collateral provided for the borrowing. Advances are secured by certain Bank assets and bear either a fixed or floating interest rate. The FHLB advances are collateralized by a variety of consumer and commercial loans, including SFR mortgage loans, multi-family mortgage loans, commercial real estate loans and securities.

FHLB Balances (dollars in millions)

				December 31,
	March 31, 2020			2019
	Lending Assets	High Quality Liquid Securities	Total	Total
Total borrowing capacity	$5,879.0	$2,879.5	$8,758.5	$6,350.5
Less:
Advances	(3,050.0)	—	(3,050.0)	(1,650.0)
Available capacity	$2,829.0	$2,879.5	$5,708.5	$4,700.5

Pledged assets(1)	$7,308.0	$3,006.3	$10,314.3	$6,987.6
Weighted Average Rate			1.03%	2.04%
(1)	December 31, 2019 pledged assets included $50.4 million of High Quality Liquid Securities.

To supplement our cash position, we increased FHLB advances during the quarter. CIT Bank may borrow additional FHLB advances, as liquidity needs arise. The available capacity of $5,708.5 million includes $2,879.5 million to borrow against $3.0 billion of pledged High Quality Liquid Securities, which have not been borrowed against at March 31, 2020 and remain available for sale. FHLB advances and pledged assets are also discussed in Note 9 — Borrowings.

Other Secured and Structured Financings

Other secured and structured financings totaled $561.3 million at March 31, 2020, up from $361.1 million at December 31, 2019, driven by borrowings under our ABL facility. The total borrowing capacity of the ABL facility was $1.0 billion, based on the availability of eligible collateral, of which $417.8 million was unused at March 31, 2020. The facility expires in December 2021.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight borrowings. Effective March 16, 2020, the FRB announced changes to the FRB Discount Window, including the extension of the term of such borrowings up to 90 days. The borrowing capacity is determined by the FRB based on the collateral pledged. There were no outstanding borrowings with the FRB Discount Window as of March 31, 2020 and December 31, 2019. See Note 9 — Borrowings in Item 1 for total balances pledged, including amounts to the FRB. Beginning May 1, 2020, CIT Bank can borrow from the FRB Paycheck Protection Program Liquidity Facility, which is used to provide term financing to CIT Bank backed by PPP loans.

CIT Obligations

The following table summarizes contractual maturities of deposits for deposits with stated maturities and borrowings outstanding, which excludes PAA discounts, original issue discounts and FSA discounts.

Contractual Maturities – Time Deposits and Borrowings for the Twelve Months Ended March 31 (dollars in millions)

	Total	2021	2022	2023	2024	Thereafter
Time deposits	$12,430.8	$9,011.2	$1,889.5	$394.5	$456.3	$679.3
Senior unsecured notes	3,998.4	500.0	—	1,147.0	1,250.0	1,101.4
Subordinated unsecured notes	500.0	—	—	—	—	500.0
FHLB advances	3,050.0	—	3,050.0	—	—	—
Other secured and structured financings	564.0	14.0	550.0	—	—	—
Time Deposits and borrowings	$20,543.2	$9,525.2	$5,489.5	$1,541.5	$1,706.3	$2,280.7

The following table presents further detail on maturity dates of senior unsecured notes by tranches.

Senior Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
March 2021	4.125%	March 2018	$500.0
August 2022	5.000%	August 2012	1,147.0
August 2023	5.000%	August 2013	750.0
February 2024	4.750%	August 2018	500.0
March 2025	5.250%	March 2018	500.0
September 2025	2.969%	September 2019	550.0
Weighted average rate and total	4.606%		$3,947.0

Contractual Commitments

The following table summarizes off-balance sheet credit-related commitments and other purchase and funding commitments. We closely monitor our line usage, and revolver utilization increased in the middle of March as clients drew on their lines as a result of increased business uncertainty. These draws started to moderate toward the end of March and have been modest since the beginning of April.

Our increased focus in treasury and payment services helped us to retain a significant portion of these draws as commercial deposits.

Commitment Expiration for the Twelve Months Ended March 31 (dollars in millions)

	Total	2021	2022	2023	2024	2025+
Financing commitments	$8,370.9	$3,477.0	$1,099.1	$1,304.0	$1,290.5	$1,200.3
Rail and other purchase commitments	690.6	690.6	—	—	—	—
Letters of credit	241.7	59.8	49.3	25.6	55.9	51.1
Deferred purchase agreements	1,556.1	1,556.1	—	—	—	—
Total contractual commitments	$10,859.3	$5,783.5	$1,148.4	$1,329.6	$1,346.4	$1,251.4

At March 31, 2020, substantially all our undrawn financing commitments were senior facilities, with approximately 93% secured by commercial equipment or other assets, and the remainder comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance and Real Estate Finance divisions of Commercial Banking and include unused revolver availability of $2.6 billion, which is subject to borrower base revolver capacity and covenant compliance. Also included in financing commitments are delayed draws and term loans. Customer draws on such facilities are subject to certain pre-determined contract conditions. The top ten undrawn financing commitments totaled $606.7 million at March 31, 2020. Financing commitments related to consumer loans totaled approximately $464.6 million.

Total Commitments (dollars in millions)

	March 31, 2020	December 31, 2019
Financing Commitments
Financing assets	$8,370.9	$6,459.7
Letters of credit
Standby letters of credit	231.3	199.6
Other letters of credit	10.4	6.7
Deferred purchase agreements	1,556.1	2,060.6
Purchase and Funding Commitments
Rail and other purchase commitments	$690.6	$813.7

Not all commitments in the above table may require CIT funding. The table above includes approximately $2.0 billion of undrawn financing commitments for instances where the customer is not in compliance with contractual obligations or does not have adequate collateral to borrow against the unused facility, and therefore CIT does not have the contractual obligation to lend. The table above includes $1.5 billion of DPA credit protection at March 31, 2020. The table also includes $64 million and $94 million available under DPA credit line agreements, net of the amount of DPA credit protection provided at March 31, 2020 and December 31, 2019, respectively. See Note 15 – Commitments in Item 1 for further detail on DPA and other noted commitments.

Debt Ratings

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

CIT and CIT Bank, N.A. debt ratings, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and DBRS Inc. (“DBRS”) are presented in the following table:

Ratings

	S&P	Fitch	Moody’s	DBRS
Last Credit Update	5/4/20	4/29/20	4/9/20	4/29/20
CIT Group Inc.
Long Term Senior Unsecured Debt	BB+	BBB-	Ba1	BBB (low)
Subordinated Debt	BB	BB+	Ba1	BB (high)
Non-Cumulative Perpetual Stock	B+	B+	Ba3	BB (low)
Ratings Outlook / Trend	Negative	Negative (watch)	Stable	Negative
CIT Bank, N.A.
Issuer Rating	BBB-	BBB-	Ba1	BBB
Long Term Senior Bank Notes	BBB-	BBB-	Ba1	N/A
Deposit Rating (LT/ST)	N/A	BBB / F3	Baa1 / P-2	BBB / R-2 (high)
Outlook	Negative	Negative (watch)	Stable	Negative

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

CAPITAL

Capital Management

CIT’s capital management is discussed in our Annual Report on Form 10-K, Item 1. Business Overview - Regulation, subsections “Capital Requirements” and “Regulatory Expectations for Capital Planning.”

CIT maintains a comprehensive capital adequacy process. The Company establishes internal capital risk limits and warning thresholds, which utilize Risk-Based and Leverage-Based Capital calculations, internal and external early warning indicators, its capital planning process, and stress testing to evaluate the Company's capital adequacy for multiple types of risk in both normal and stressed environments. The capital management framework requires contingency plans be defined in the event capital adequacy risk limits are breached or a preponderance of warning thresholds are triggered.

See “COVID-19 Pandemic Response” section for discussion of the capital impacts from the adoption of CECL and the adverse impact from the COVID-19 pandemic thereon. In addition, the acquisition of MOB on January 1, 2020, impacted the comparability to prior periods.

Return of Capital

We declared and paid the following dividends in 2020:

Declaration Date	Payment Date	Per Share Dividend
Common Stock
January 22, 2020	February 21, 2020	$0.35
Series B Preferred Stock
January 22, 2020	March 16, 2020	$0.48

On April 16, 2020, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.35 per outstanding common share. The common stock dividend is payable on May 22, 2020 to common shareholders of record as of May 8, 2020. On April 16, 2020, the Board of Directors of the Company declared a semi-annual cash dividend in the amount of approximately $29.00 per outstanding Series A preferred stock. The dividend is payable on June 15, 2020 to Series A preferred shareholders of record as of May 29, 2020. On April 16, 2020, the Board of Directors of the Company declared a quarterly cash dividend in the amount of approximately $0.35 per outstanding Series B preferred stock. The dividend is payable on June 15, 2020 to Series B preferred shareholders of record as of May 29, 2020.

CIT stopped repurchasing shares in the third quarter of 2019 due to the then-pending MOB Acquisition and the Company’s intent is to remain out of the market for common share repurchases in order to increase the CET1 ratio to the internal target of 10.5%.

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve capital guidelines for assessing adequacy of capital. At March 31, 2020 and December 31, 2019, the capital ratios of the Company and CIT Bank exceeded all capital adequacy requirements.

In November 2017, the Federal Reserve Board, together with the OCC and FDIC adopted a final rule effective January 1, 2018 to extend the regulatory capital treatment under 2017 transition provisions for certain items, applicable to banking organizations that are not subject to advanced approaches capital rules (“Transition Final Rule”). These items include regulatory capital deductions, risk weights, and certain minority interest limitations. In July 2019, the federal bank regulators issued the final rule (“Simplification Final Rule”) to simplify the regulatory capital requirements for these items covered by the Transition Final Rule. The Simplification Final Rule was effective on April 1, 2020, but subsequently revised to January 1, 2020. The regulatory capital guidelines applicable to CIT and CIT Bank were the Basel III Rule and the Simplification Final Rule for the period ended March 31, 2020 and the Basel III Rule and the Transition Final Rule for the period ended December 31, 2019.

CIT elected to use the 5-year transition under the Revised CECL Transition Rule, which resulted in a benefit of $188.4 million in capital.

Capital Components, Risk-Weighted Assets, and Capital Ratios (dollars in millions)

	March 31, 2020	December 31, 2019
CET1 Capital
Total common stockholders’ equity(1)	$5,335.8	$5,814.0
Effect of CECL transition impact on retained earnings (2)	188.4	—
Effect of certain items in AOCI excluded from CET1 Capital	(76.7)	43.0
Adjusted total equity	5,447.5	5,857.0
Goodwill, net of associated deferred tax liabilities (DTLs)	(142.9)	(361.7)
Intangible assets, net of associated DTLs	(146.5)	(50.9)
CET1 Capital	5,158.1	5,444.4
Additional Tier 1 Capital
Preferred Stock	525.0	525.0
Other Additional Tier 1 Capital deductions(3)	(0.2)	(0.1)
Total Additional Tier 1 Capital	524.8	524.9
Total Tier 1 Capital	5,682.9	5,969.3
Tier 2 Capital
Qualifying Tier 2 Capital Instruments	494.5	494.4
Qualifying adjusted allowance for credit losses ("AACL")(2) (4)	664.9	519.6
Total Tier 2 Capital	1,159.4	1,014.0
Total Capital	$6,842.3	$6,983.3
Risk-Weighted Assets	$52,973.0	$45,262.0
CIT Ratios
CET1 Capital Ratio	9.7%	12.0%
Tier 1 Capital Ratio	10.7%	13.2%
Total Capital Ratio	12.9%	15.4%
Tier 1 Leverage Ratio	9.8%	11.9%
CIT Bank, N.A. Capital Components and Ratios
CET1 Capital	$4,677.7	$4,879.6
Tier 1 Capital	4,677.7	4,879.6
Total Capital	5,545.7	5,644.3
Risk-Weighted Assets	45,160.2	37,150.5
CET1 Capital Ratio	10.4%	13.1%
Tier 1 Capital Ratio	10.4%	13.1%
Total Capital Ratio	12.3%	15.2%
Tier 1 Leverage Ratio	8.9%	11.0%
(1)	See Condensed Consolidated Balance Sheets for the components of total common stockholders’ equity.
(2)	Reflects the CECL transition impact based on the Revised CECL Transition Rule.
(3)	Represents covered funds deductions required by the Volcker Rule.
(4)

AACL includes credit loss allowances related to loans, except for allowances for PCD assets. AACL also includes allowance for off-balance sheet credit exposures (i.e. unfunded lending commitments and DPAs) recorded in Other liabilities.

Common stockholders’ equity decreased from December 31, 2019, reflecting the net loss in the quarter primarily due to the provision for credit losses and the goodwill impairment, partially offset by the issuance of approximately $141 million in common shares on January 1, 2020 related to the MOB Acquisition.

See “COVID-19 Pandemic Response” section for discussion of the impact on capital due to the impacts from the MOB acquisition, the adoption of CECL and the adverse impact from the COVID-19 pandemic thereon.

The reconciliation of balance sheet assets to RWA is presented below:

Risk-Weighted Assets (dollars in millions)

	March 31, 2020	December 31, 2019
Balance sheet assets	$58,936.7	$50,832.8
Risk weighting adjustments to balance sheet assets	(12,475.5)	(11,600.2)
Off-Balance sheet items	6,511.8	6,029.4
Risk-weighted assets	$52,973.0	$45,262.0

The increase in balance sheet assets reflects the MOB Acquisition. The risk weighting adjustments to balance sheet assets as of March 31, 2020 increased from December 31, 2019 as a result of the increase in consumer loans risk-weighted at 50% due to the MOB Transaction and higher mark-to-market gains on derivative contracts, partially offset by the ACL increase due to the current macroeconomic environment.

The 2020 off-balance sheet items primarily reflect $3.4 billion of unused lines of credit (largely related to the Commercial and Real Estate Finance divisions), $1.6 billion related to DPAs (Commercial Finance division), $0.7 billion of derivative exposures, and $0.8 billion of other items. See Note 15 — Commitments in Item 1 for further detail on commitments.

See “COVID-19 Pandemic Response” section for discussion of the impact on RWA due to the impacts from the MOB acquisition and the adoption of CECL and the adverse impact from the COVID-19 pandemic thereon.

Book Value, Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	March 31,	December 31,
	2020	2019
Total common stockholders' equity	$5,335.8	$5,814.0
Less goodwill	(146.8)	(369.9)
Intangible assets	(160.1)	(66.0)
Tangible book value(1)	$5,028.9	$5,378.1
Book value per share	$54.24	$61.37
Tangible book value per share(1)	$51.12	$56.77
(1)	Tangible book value and tangible book value per share are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of Non-GAAP to GAAP financial information

Book value ("BV") and tangible book value (“TBV”), and respective per share amounts, at March 31, 2020 decreased from December 31, 2019, reflecting the net loss during the quarter. During the quarter, we recognized a goodwill impairment of $345 million and recorded goodwill of $122 million and intangible assets of $103 million related to the MOB Acquisition.

CIT BANK, N.A.

The following tables present condensed financial information for CIT Bank. Trends and significant items are discussed in the previous sections of the MD&A. The changes in balances were primarily driven by the MOB Acquisition.

Condensed Balance Sheets (dollars in millions)

	March 31,	December 31,
	2020	2019
ASSETS:
Cash and deposits with banks	$3,483.3	$2,425.2
Securities purchased under agreement to resell	-	950.0
Investment securities	6,116.0	6,264.9
Assets held for sale	69.6	27.4
Loans	36,107.3	28,781.1
Allowance for credit losses	(1,097.7)	(455.2)
Operating lease equipment, net	4,846.5	4,686.8
Bank owned life insurance	1,100.9	1,043.2
Goodwill	121.6	323.1
Other assets	2,245.7	1,222.4
Total Assets	$52,993.2	$45,268.9
LIABILITIES AND EQUITY:
Deposits, including $835.0 and $683.4 due to affiliates at March 31, 2020 and December 31, 2019, respectively	$42,997.1	$35,822.9
FHLB advances	3,050.0	1,650.0
Borrowings, including $302.3 and $655.1 due to affiliates at March 31, 2020 and December 31, 2019, respectively	862.4	1,201.1
Other liabilities, including $52.5 and $73.1 payable to affiliates at March 31, 2020 and December 31, 2019, respectively	1,208.6	1,328.6
Total Liabilities	48,118.1	40,002.6
Total Equity	4,875.1	5,266.3
Total Liabilities and Equity	$52,993.2	$45,268.9

Capital Ratios – see Capital section

Loans and Leases, including HFS, by Segment (dollars in millions)

	March 31,	December 31,
	2020	2019
Commercial Banking
Commercial Finance	$15,155.1	$12,074.1
Business Capital	5,367.5	5,318.2
Rail	4,225.5	4,090.2
Real Estate Finance	7,742.7	5,398.4
Total	32,490.8	26,880.9
Consumer Banking
Consumer and Community Banking	6,436.4	4,531.4
Legacy Consumer Mortgages	2,096.2	2,083.0
Total	8,532.6	6,614.4
Total loans and leases	$41,023.4	$33,495.3

Condensed Statements of Operations (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Interest and fees on loans	$448.3	$405.1	$428.0
Other interest and dividends	45.3	52.1	63.6
Interest income	493.6	457.2	491.6
Interest on deposits	156.6	163.4	153.8
Interest on borrowings	13.8	9.9	23.0
Interest expense on deposits and payables with affiliated companies	4.4	3.2	7.0
Interest expense	174.8	176.5	183.8
Net interest revenue	318.8	280.7	307.8
Provision for credit losses	507.0	28.2	30.4
Net interest revenue, after credit provision	(188.2)	252.5	277.4
Rental income on operating leases	124.5	125.2	122.7
Other non-interest income	100.7	62.3	70.0
Total net revenue, net of interest expense and credit provision	37.0	440.0	470.1
Operating expenses	294.0	221.5	243.2
Goodwill impairment	323.1	-	-
Depreciation on operating lease equipment	60.2	57.9	60.4
Maintenance and other operating lease expenses	30.4	19.7	25.8
Income before provision for income taxes	(670.6)	140.9	140.7
Provision for income taxes	(117.4)	31.4	36.6
Income from continuing operations	(553.2)	109.5	104.1
Loss on discontinued operation	-	-	(0.7)
Net (loss) income	$(553.2)	$109.5	$103.4
New business volume - funded	$3,571.7	$3,598.6	$2,684.0

Net Finance Revenue (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Interest income	$493.6	$457.2	$491.6
Rental income on operating leases	124.5	125.2	122.7
Finance revenue	618.1	582.4	614.3
Interest expense	174.8	176.5	183.8
Depreciation on operating lease equipment	60.2	57.9	60.4
Maintenance and other operating lease expenses	30.4	19.7	25.8
Net finance revenue	$352.7	$328.3	$344.3
AEA	$49,780.0	$42,452.2	$42,074.9

Net Finance Margin

	Quarters Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Interest income	3.97%	4.31%	4.67%
Rental income on operating leases	1.00%	1.18%	1.17%
Finance revenue	4.97%	5.49%	5.84%
Interest expense	1.41%	1.66%	1.75%
Depreciation on operating lease equipment	0.48%	0.55%	0.57%
Maintenance and other operating lease expenses	0.25%	0.19%	0.25%
Net finance margin	2.83%	3.09%	3.27%

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets and liabilities, reported amounts of income and expense and the disclosure of contingent assets and liabilities. The following estimates, which are based on relevant information available at the end of each period, include inherent risks and uncertainties related to judgments and assumptions made. We consider these estimates to be critical in applying our accounting policies, due to the existence of uncertainty at the time the estimate is made, the likelihood of changes in estimates from period to period and the potential impact on the financial statements.

Management believes that the judgments and assessments utilized in the following critical accounting estimates are reasonable. We do not believe that different assumptions are more likely than those utilized, although actual events may differ from such assumptions. Consequently, our estimates could prove inaccurate, and we may be exposed to charges to earnings that could be material.

The following methodologies and processes used in developing estimates relating to these items have been updated from those described in our 2019 Form 10-K.

Adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326)

Background and Scope

On January 1, 2020 we adopted CECL, which replaces the previous incurred loss impairment model, that recognized credit losses when a probable threshold was met, with a requirement to recognize lifetime ECL immediately when a financial asset is originated or purchased. Refer to Note 1 – Business and Summary of Significant Accounting Policies for additional information about this new standard.

CECL applies to financial assets measured at amortized cost, net investments in leases, AFS debt securities and off-balance sheet credit exposures not accounted for as insurance.  As a result, CECL is applicable to our financial instruments as follows:

✓	Cash
✓	Securities purchased under agreements to resell
✓	AFS debt securities
✓	Loans
✓	Investments in finance leases – lessor
✓	Certain other assets, including accrued interest receivable
✓	Allowance for off-balance sheet credit exposures related to financing commitments, letters of credit and DPAs

With respect to cash and interest-bearing cash, securities purchased under agreements to resell and most of our AFS debt securities, the impact from CECL was negligible given the nature of the assets and related collateral allowed for the assumption of zero loss. No credit loss is recognized on accrued interest receivable given the Company’s policy to reverse accrued and unpaid interest upon it becoming 90-days past due. The largest asset classes subject to forecasts under CECL are held for investment loans and finance leases as well as related unfunded commitments.

CECL is not prescriptive with respect to ACL calculations and estimating credit losses under this new standard is highly judgmental. Therefore, management continues to leverage a robust governance process to facilitate review, challenge and approval of the ACL.

Another change under CECL is that it replaces the legacy accounting related to PCI loans with the concept of PCD. An entity records a PCD asset at the purchase price plus the ACL expected at the time of acquisition to establish the initial amortized cost basis. This is referred to as “gross-up” accounting, as under this method, there is no credit loss expense affecting net income on acquisition. Changes in estimates of ECL after acquisition are recognized as credit loss expense (or reversal of credit loss expense) in subsequent periods as they arise. Assets classified as PCI on the January 1, 2020 adoption date automatically become PCD assets with the gross-up methodology applied, as a result there was no equity impact in connection with the transition / adoption. This change impacted our first quarter 2020 results in two ways: 1) in our legacy PCI portfolio where the PCD gross up / reclassification of non-accretable discount included in loan amortized cost resulted in a $120.5 million increase to ACL; and 2) the classification of certain loans from the MOB Acquisition as PCD, which resulted in the establishment of $20 million (net of acquisition date charge-offs of $38.6 million) in ACL through gross up. The January 1, 2020 ACL adjustment related to CIT’s initial adoption of CECL for legacy CIT non-PCD assets was recorded as an offset to retained earnings, while the adjustment to the ACL related to non-PCD loans acquired from MOB was established via a charge to the first quarter provision for credit losses. See ACL roll forward table in Credit Metrics.

CECL had been expected to result in greater volatility of earnings and capital levels over economic cycles given the requirement for companies to estimate credit losses over the full remaining expected life of their assets and sensitivity to sudden changes in forecasted economic variables and other assumptions in the loss models. In addition, eliminating the credit-related discount on the PCI portfolio and replacing it with a reserve means that changes in credit performance on the LCM portfolio will flow through loan loss provision thereby increasing volatility. The expectation of increased volatility was realized in the provision for the quarter ended March 31, 2020, largely due to the dramatic and rapid impact of the COVID-19 pandemic on economic forecasts.

Forecasting Approach – Loans, including Investment in Finance Leases

CIT uses multiple models to generate ECL forecasts while utilizing different segmentations for modeling and financial reporting. The model segmentation is generally driven by financial asset type, type of collateral or obligor characteristics (e.g., internal credit grade, industry). Reporting segmentation is driven by business segment and division. For modeling purposes, CIT’s commercial loan portfolio is segmented into four categories while the residential mortgage portfolio is segmented for LCM and jumbo mortgages. The primary segmentation characteristics for the commercial loan portfolio is described below.

•	Large ticket commercial
•	Commercial real estate
•	Small ticket commercial
•	Factoring receivables

We use a combination of internally-developed models and third-party models to develop loss estimates in our loan portfolios. Third-party models use external historical loan performance data while internal models are developed using a combination of internal and external historical loan performance data. Historical macroeconomic data is used together with historical loan performance data to identify correlations and select macro variables that would be expected to be appropriate predictors of loan losses in the future.

Key inputs into the CECL forecasting process include:

•	Data elements / attributes of the current portfolio (e.g., credit grade, term)
•	Forecasts for macroeconomic variables
•	Other management assumptions (e.g., prepayments, credit conversion factors for unfunded commitments)

Our commercial loan portfolios use internal PD and LGD grading systems that consider the current financial condition of the borrower, past performance and industry / collateral specifics, among other factors.  We use PD and LGD to categorize loans with common risk attributes and these ratings are among the inputs into our loss models utilized to develop CECL allowances. Our residential mortgage portfolios are similarly dependent on borrower credit worthiness and collateral values as measured by FICO scores and Loan-to-Value ratios. These risk attribute measurements are consistent with the metrics used to monitor and measure credit risk as disclosed in Note 3 – Loans.

We utilize macroeconomic forecasts issued by a third party as inputs to our ACL loss models. We use a baseline forecast over the contractual term of the asset for all our portfolios in our quantitative ACL calculations, and consider the forecast to be reasonable and supportable for the life of the loan. The variables listed below are most relevant for the CIT modeling suite.

•	Commercial real estate price index
•	Credit spreads
•	GDP growth rate
•	Home price index
•	Inflation
•	Manufacturing capacity utilization
•	Personal consumption
•	Unemployment rate

Management assumptions are used in various components of the CECL forecasting process including in the determination of exposure at default and qualitative adjustments. Exposure at default is determined by remaining term to maturity but is adjusted for prepayment assumptions on funded balances as well as credit conversion factor assumptions for unfunded commitments. Prepayment assumptions and credit conversion factors are based on current and historical experience. CIT’s process takes into consideration various internal and external risk factors, including forecast uncertainty with respect to scenario forecasts and sensitivity to changes in assumptions.

CIT’s CECL framework was developed to align with requirements under U.S. GAAP as well as regulatory guidance. CIT’s CECL approach uses one scenario as a baseline and then upside and downside scenarios are used to assess the sensitivity of losses in the portfolio to different economic forecasts. CIT has chosen to use alternative scenarios from a third party for its upside scenario and downside scenarios. Each quarter, CIT runs these alternative scenarios through the CECL models to generate lifetime loss estimates. CIT also adjusts certain assumptions by scenario, including loss given default and prepayment assumptions. The variances between the upside scenario and baseline as well as the downside and baseline are calculated and then a weighting adjustment factor is applied to the variances. Factors that are taken into consideration when determining the weighting adjustment factor include, but are not limited to, the following items.

•	Scenario probabilities
•

Balance of Risks: In assessing the variances between the upside and baseline and downside and baseline, CIT will have insight into whether risks are balanced or weighted to either the upside or downside.

•	Time Lag: CIT compares the scenarios at the end of the quarter to the scenario used earlier in the quarter to identify any significant changes.
•	Forecast Accuracy: Compare prior baseline scenario forecasts to actual economic statistics.
•	Economic Sentiment: Other notable sources with views on the economic environment (e.g., Federal Reserve) may also be considered.

2020 First Quarter ACL

CIT’s ACL on its loans increased from $483 million on December 31, 2019 to $1.1 billion on March 31, 2020 while the allowance for off-balance sheet credit exposures, predominantly for unfunded lending commitments and DPAs, increased from $37 million to $120 million over the same time period. The ACL increase of $628 million related to loans and the increase of $83 million for the allowance for off-balance sheet credit exposures has been driven by various factors, as described below.

Allowance for Credit Losses and Allowance for Off-balance Sheet Credit Exposures (dollars in millions)

1.

January 1: CECL Implementation and the MOB Acquisition resulted in an increase to the ACL of approximately $280 million; approximately $141 million of this increase was related to PCD loans and therefore did not impact CIT’s capital. The increase in the ACL consisted of:

•

CIT pre-MOB Acquisition: The transition from incurred loss to CECL on January 1, 2020 resulted in an ACL increase of $223.6 million for loans and approximately $8 million for off-balance sheet credit exposures. Approximately $120 million was related to the transition from PCI to PCD accounting. The CECL implementation resulted in a reduction to retained earnings totaling $82 million.

•

MOB Acquisition: The acquisition of MOB on January 1, 2020 included approximately $6.3 billion of loans and $57 million of net ACL for loans and approximately $8.5 million for the allowance for off-balance sheet credit exposures. The MOB Acquisition resulted in a one-time provision expense of $45 million.

2.	March 31 (excluding COVID–19): Modest increases in the ACL from $763 million pre-COVID to $771 million at March 31, driven by individually evaluated loans.
3.

March 31 (with COVID–19): CIT applied the March 20th baseline scenario to reflect changes to macroeconomic forecasts as the pandemic accelerated globally, with downside adjustments to incorporate developments heading into quarter-end, which resulted in approximately $405 million of provision for credit losses.

•

Baseline scenario: CIT utilized a baseline scenario as of March 20, 2020 to reflect changes to macroeconomic forecasts as the pandemic accelerated globally. The scenario assumed return to economic growth in late 2020.

•

Added scenarios for downside adjustment: Throughout the month of March, macroeconomic forecasts were revised to incorporate the projected impacts of COVID-19. CIT analyzed various scenarios and used certain of these scenarios as inputs into its CECL models to quantify the sensitivity of the ACL to changes in the underlying macroeconomic forecast.

o

Volatile Scenario: CIT assessed the impact of a scenario as of March 27 which reflected a deeper V-shaped recession with significant stress in the second quarter of 2020, characterized by an 18% reduction in real GDP growth on an annualized basis, but then a rapid recovery in the third quarter of 2020.

o

Adverse Scenario: CIT also utilized a less volatile, but more prolonged U-shaped recession than the Baseline Scenario and Volatile Scenario that assumed an unemployment rate in excess of 7% from late 2020 through early 2022.

First Quarter 2020 Scenarios

The following table presents the key assumptions utilized in the scenarios described above followed by discussion thereon:

	First Quarter Scenarios
	Updated Baseline (March 20)	Volatile Scenario (March 27)	Adverse Scenario
GDP
Second quarter(1)	-4.9%	-18.3%	-4.6%
Third quarter(1)	-0.3%	10.9%	-2.7%
Fourth quarter(1)	1.30%	2.4%	-0.1%
Return to growth	fourth quarter 2020	third quarter 2020	first quarter 2021
2020: 1-year(2)	-1.3%	-2.5%	-2.3%
2020-2021: 2-year(3)	2.4%	1.4%	0.4%
Unemployment
Second quarter	5.1%	8.7%	5.6%
Third quarter	5.4%	6.3%	6.5%
Fourth quarter	5.9%	6.5%	7.0%
Peak: third quarter 2020 - fourth quarter 2021	6.1%	6.7%	7.4%
(1)	Real GDP Growth, annualized % change.
(2)	Real GDP Level, fourth quarter 2020 – fourth quarter 2019 % change.
(3)	Real GDP Level, fourth quarter 2021 – fourth quarter 2019 % change.

The process incorporated direct inputs and assumptions in the modeling process while other judgmental factors were also taken into consideration when determining applicability of alternative scenarios. CIT’s ACL reflected the model results from the Baseline Scenario and an additional scenario adjustment that captured a portion of the variance between the Adverse Scenario and the Baseline Scenario. Model results from the Volatile scenario were evaluated and it was observed that results were more severe than the Baseline but generally not as severe as the Adverse scenario. The outcomes observed from these scenarios ranged from $1,071 million to $1,233 million, implying coverage ratios of 2.78% to 3.20%. CIT determined that there would be no adjustment for an upside scenario in the first quarter. The ACL was $1,111 million at March 31, 2020, resulting in a coverage ratio of 2.88% (excluding the allowance for off-balance sheet credit exposure). The table below summarizes direct inputs included in the CECL model results as well as considerations used to inform management judgment on the weighting of alternative scenarios.

Direct Inputs	Weighting Considerations
Use of alternative scenarios in quantitative models	Analysis of multiple scenario forecasts taken into consideration, including quarter-end scenario updates that included increases to quarterly volatility in GDP and unemployment
Increase in expected default rates / PD	Third party guidance for scenario weighting distributions
Increase in loss severity / LGD	Unprecedented government support for unemployed and small businesses may impact historical correlation between macro variables and credit defaults
Reduced prepayment rates	CECL results reviewed relative to prior stress tests

Adoption of Topic 326-30 – Debt Securities

We use two third-party models to develop loss estimates in our AFS debt securities portfolio – one for structured assets (e.g., MBS) and one for non-structured assets – (e.g., Corporate Bonds, Municipal Bonds, Treasury Securities). Both models use the discounted cash flow method (“DCF”) where the present value of expected cash flow is compared against amortized cost to derive the ECL.

The transition impact of adopting CECL was insignificant and had no equity impact, as these assets were reflected at fair value, with an adjustment to OCI under our legacy accounting. The negligible adjustment reflected the fact that the majority of the portfolio qualified for the zero-loss assumption. The total provision for the quarter related to the AFS debt securities portfolio was not significant.

Goodwill

The consolidated goodwill balance as at March 31, 2020 was $146.8 million, or approximately 0.25% of total assets. CIT acquired MOB on January 1, 2020, which resulted in the recording of $121.6 million of goodwill. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows (that may reflect collateral values), market conditions and other future events that are highly subjective in nature.

Goodwill is assessed for impairment at least annually, or more often if events or circumstances have changed significantly from the annual test date that would indicate a potential reduction in the fair value of the reporting unit (“RU”) below its carrying value. Impairment exists when the carrying amount of goodwill exceeds its implied fair value.

The overall deterioration in the macroeconomic environment, challenges in the banking industry, including the low rate environment, and, in particular, the sustained decrease in CIT’s and its peer companies’ stock prices triggered the need for an interim goodwill impairment test in the first quarter of 2020. Based on the interim assessment, the Company recorded an impairment of $344.7 million during the quarter, including the goodwill associated with the Commercial Finance and Real Estate Finance RUs within the Commercial Banking segment of $301.5 million and the Consumer Banking RU of $43.2 million. This goodwill was primarily related to the OneWest Bank acquisition. With respect to the $121.6 million of goodwill associated with reporting units from the MOB Acquisition, there was no trigger event identified. In addition, the $25 million of goodwill associated with the Rail RU was assessed and was determined not to be impaired.

The determination of the impairment charge requires significant judgment and the consideration of past and current performance and overall macroeconomic and regulatory environments. There is risk that if the RU does not meet forecasted financial assumptions used in the analysis, such as asset volume and returns and deposit growth and rate projections, there could be incremental goodwill impairment. In addition to financial results, other inputs to the valuation, such as the discount rate and market assumptions, including stock prices of peer companies, could negatively affect the estimated fair value of the RUs in the future.

These risks are heightened given that the duration and severity of the COVID-19 pandemic and its future impact on the macro-economic environment is unknown. Refer to Item 1A. Risk Factors for further details on the risks to the Company associated with the COVID-19 pandemic. Adverse changes to the factors described above could result in additional future impairment of CIT’s goodwill and indefinite-lived intangible assets. The Company will continue to monitor the macroeconomic conditions throughout the year to identify potential impairment in the remaining goodwill or intangible assets.

GLOSSARY OF TERMS

We have added the following definitions to our Glossary of key terms that was included in Item 1. Business Overview in our 2019 Form 10-K.

Adjusted Allowance for Credit Losses (“AACL”) includes only the allowances that have been charged against earnings or retained earnings, which excludes allowances on PCD assets. The Revised CECL Transition Rule utilizes AACL in the calculation of the 25% scaling factor transition amount. The scaling factor is calculated by multiplying 25% to the difference between the AACL at CECL adoption and the AACL as of the end of the quarter during the first two years of the transition.

Allowance for Credit Losses (“ACL”) reflects the estimated credit losses over the full remaining expected life of the portfolio. See CECL below.

Available Cash consists of the unrestricted portions of balances in ‘Cash and due from banks’ and ‘Interest-bearing cash’, with additional restrictions to account for cash not accessible for liquidity, such as vault cash and deposits in transit.

Capital Conservation Buffer (“CCB”) is the excess 2.5% of each of the capital tiers that banks are required to hold in accordance with Basel III rules, above the minimum CET 1 Capital, Tier 1 capital and Total capital requirements, designed to absorb losses during periods of economic stress.

Current Expected Credit Losses (“CECL”) introduces a forward-looking “expected loss” model to estimate credit losses over the full remaining expected life of the portfolio, rather than the incurred loss model under previous U.S. GAAP standards. Estimates of ECL under the new model will be based on relevant information about past events, current conditions, and reasonable and supportable forecasts regarding the collectability of reported amounts. Generally, the new model requires that an ACL be estimated and recognized for financial assets measured at amortized cost within its scope.

High Quality Liquid Securities consist of readily-marketable, unpledged securities, as well as securities pledged but not drawn against at the FHLB and available for sale; generally, comprises Treasury and Agency securities held outright or via reverse repurchase agreements.

Liquid Assets includes Available Cash and High Quality Liquid Securities.

Pledged Assets are those required under the collateral maintenance requirement in connection with borrowing availability at the FHLB, which are comprised primarily of consumer and commercial real estate loans and also include certain High Quality Liquid Securities that are available for secured funding at the FHLB.

Purchased Credit Deteriorated (“PCD”) financial assets are acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by an acquirer’s assessment. Previously reported PCI loans under ASC 310-30 transitioned to PCD loans upon adoption of CECL.

SELECT DATA

Select Data (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Select Statement of Operations Data
Net interest revenue	$287.9	$251.6	$280.9
Provision for credit losses	513.9	22.6	33.0
Total non-interest income	340.4	326.6	314.5
Total non-interest expenses	811.0	375.7	405.4
(Loss) income from continuing operations, net of tax	(624.3)	130.6	119.2
Net (loss) income	(624.3)	130.6	118.9
Net (loss) income available to common shareholders	(628.1)	121.1	118.9
Per Common Share Data
Diluted (loss) income per common share - continuing operations	$(6.40)	$1.27	$1.18
Diluted (loss) income per common share	(6.40)	1.27	1.18
Book value per common share	54.24	61.37	57.05
Tangible book value per common share	51.12	56.77	52.42
Dividends declared per common share	0.35	0.35	0.35
Dividend payout ratio	NM	27.5%	29.8%
Performance Ratios
Return (available to common shareholders; continuing operations) on average common stockholders' equity	NM	8.40%	8.47%
Return (available to common shareholders; continuing operations) on average tangible common stockholders' equity	NM	9.41%	9.67%
Net finance revenue as a percentage of average earning assets	2.73%	3.01%	3.20%
Return (available to common shareholders; continuing operations) on AEA	NM	1.04%	1.03%
Average total equity to average total asset ratio	11.4%	12.6%	12.2%
Balance Sheet Data
Loans including receivables pledged	$38,530.4	$30,998.9	$31,247.0
Allowance for credit losses	(1,111.1)	(482.6)	(487.5)
Operating lease equipment, net	7,488.1	7,319.7	6,989.5
Total cash and deposits	3,698.5	2,685.6	1,320.2
Investment securities	6,128.6	6,276.8	7,844.1
Total assets	58,936.7	50,832.8	50,781.5
Deposits	42,162.1	35,139.5	34,949.0
Borrowings	8,094.3	6,473.4	6,570.9
Total common stockholders’ equity	5,335.8	5,814.0	5,584.5
Credit Quality
Non-accrual loans as a percentage of loans	0.99%	1.05%	0.95%
Net charge-offs as a percentage of average loans	0.57%	0.40%	0.43%
Allowance for credit losses as a percentage of loans	2.88%	1.56%	1.56%
Capital Ratios
CET1 capital ratio	9.7%	12.0%	12.0%
Tier 1 capital ratio	10.7%	13.2%	12.7%
Total capital ratio	12.9%	15.4%	14.8%

NM – not meaningful

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

Total Net Revenue and Net Operating Lease Revenue (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Interest income	$513.6	$481.4	$516.5
Rental income on operating lease equipment	209.8	215.3	217.7
Finance revenue (Non-GAAP)	723.4	696.7	734.2
Interest expense	225.7	229.8	235.6
Depreciation on operating lease equipment	78.3	76.4	79.4
Maintenance and other operating lease expenses	53.6	40.7	49.8
Net finance revenue (NFR) (Non-GAAP)	365.8	349.8	369.4
Other non-interest income	130.6	111.3	96.8
Total net revenues (Non-GAAP)	$496.4	$461.1	$466.2

NFR (Non-GAAP)	$365.8	$349.8	$369.4
Net finance margin (NFR as a % of AEA)(NFM)(Non-GAAP)	2.73%	3.01%	3.20%

Net Operating Lease Revenue
Rental income on operating leases	$209.8	$215.3	$217.7
Depreciation on operating lease equipment	78.3	76.4	79.4
Maintenance and other operating lease expenses	53.6	40.7	49.8
Net operating lease revenue (Non-GAAP)	$77.9	$98.2	$88.5

2.	Operating Expenses and Net Efficiency Ratio

Operating expenses excluding restructuring costs and intangible asset amortization is a non-GAAP measure used by management to compare period over period expenses. We exclude restructuring costs and intangible amortization from operating expenses as they are charges resulting from our strategic initiatives and not our operating activity. In addition, we exclude other noteworthy items to gauge the underlying level of operating expenses. Non-GAAP operating expenses are reconciled to GAAP in the “Non-Interest Expenses” section table.

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

We present a second net efficiency calculation that excludes other noteworthy items in the numerator and denominator due to their episodic nature and size. (Restructuring costs are considered noteworthy items.) Due to the exclusions of the mentioned items, both calculations are considered non-GAAP measures.

See “Non-Interest Expenses” for operating expenses.

Net Efficiency Ratio (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Total net revenues (Non-GAAP)	$496.4	$461.1	$466.2
Total net revenues, excluding noteworthy items (Non-GAAP)	$496.4	$461.1	$466.2
Net efficiency ratio (Non-GAAP)	65.6%	54.8%	58.0%
Net efficiency ratio, excluding noteworthy items (Non-GAAP)	62.2%	54.8%	58.0%

3.	Earning Assets, Average Earning Assets (“AEA”) and Core Loans and Leases

Earning asset balances (period end balances) displayed in the table below are directly derived from the respective line items in the balance sheet. These represent revenue generating assets, and the average (AEA) of which provides a basis for management performance calculations, such as NFM and operating expenses as a percentage of AEA. The source of the data is various balance sheet line items, however, when aggregated, the total is considered non-GAAP. The average balances are based on daily balances.

Average Earnings Assets and Earning Assets (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Average Earning Assets (Non-GAAP)	$53,684.7	$46,503.7	$46,169.3

	March 31,	December 31,	March 31,
Period End Earning Assets	2020	2019	2019
Loans	$38,530.4	$30,998.9	$31,247.0
Operating lease equipment, net	7,488.1	7,319.7	6,989.5
Assets held for sale	73.2	32.1	79.4
Credit balances of factoring clients	(1,023.7)	(1,176.2)	(1,651.3)
Interest-bearing cash	3,477.8	1,695.5	1,190.1
Investment securities and securities purchased under agreement to resell	6,128.6	7,226.8	8,444.1
Total earning assets (Non-GAAP)	$54,674.4	$46,096.8	$46,298.8

Certain portfolios within the segments were being managed but were being either run-off or sold. These include the LCM portfolio and NSP in Corporate. In order to gauge the underlying level of loans and leases, management will exclude these portfolios when comparing to prior periods. By excluding these from the total of loans, operating lease equipment and AHFS balances on the balance sheet, this metric is considered non-GAAP, and is presented only to assist the reader in understanding how management views the underlying change in these asset levels in aggregate. To gauge the growth in the underlying portfolios, we then excluded the acquired assets of MOB. The following table reflects the average balances for the respective periods.

Core Average Loans and Leases (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Total average loans (incl HFS, net of credit balances)	$36,493.6	$30,015.0	$29,377.7
Total average operating lease equipment (incl HFS)	7,416.1	7,225.6	6,982.7
Total average loans and leases (Non-GAAP)	43,909.7	37,240.6	36,360.4
Average non-core portfolio, LCM	2,155.8	2,158.8	2,739.5
Average non-core portfolios, NSP	-	0.6	19.0
Average core loans and leases	41,753.9	35,081.2	33,601.9
Average MOB	6,281.6	-	-
Average core loans and leases, excluding MOB (Non-GAAP)	$35,472.3	$35,081.2	$33,601.9

4.	Tangible Book Value, ROTCE and Tangible Book Value per Share

TBV, also referred to as tangible common equity, return on tangible common equity (“ROTCE”), and TBV per share are considered key financial performance measures by management, and are used by other financial institutions. TBV, as calculated and used by management, represents CIT’s common stockholders’ equity, less goodwill and intangible assets. See the Capital section (Tangible Book Value and per Share Amounts table) for calculation of TBV per share. TBV per share is calculated by dividing TBV by the outstanding number of common shares.

ROTCE measures CIT’s profitability applicable to common stockholders as a percentage of average tangible common equity. This measure is useful for evaluating the performance of CIT as it calculates the return available to common stockholders without the impact of intangible assets and deferred tax assets. The calculation is also presented adjusted for semiannual preferred dividends, to provide the user a normalized view as if the dividend was paid evenly through the year. The average adjusted tangible common equity is derived using averages of balances presented, based on daily balances for the period.

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

Tangible Book Value (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Total common shareholders' equity	$5,335.8	$5,814.0	$5,584.5
Less: goodwill	146.8	369.9	369.9
Less: Intangible assets	160.1	66.0	83.4
Tangible book value (Non-GAAP, reconciled on Balance Sheet table)	5,028.9	5,378.1	5,131.2
Less: Disallowed deferred tax asset	-	-	(45.3)
Tangible common equity for ROTCE (Non-GAAP)	$5,028.9	$5,378.1	$5,085.9
Average tangible common equity (Non-GAAP)	$5,268.1	$5,327.5	$5,114.5

(Loss) income from continuing operations available to common shareholders	$(628.1)	$121.1	$119.2
Goodwill impairment, after tax	339.0	-	-
Intangible asset amortization, after tax	6.9	4.2	4.4
Non-GAAP (loss) income from continuing operations - for ROTCE calculation	$(282.2)	$125.3	$123.6
Return on average tangible common equity (Non-GAAP)	NM	9.41%	9.67%
Non-GAAP (loss) income from continuing operations (from the following non-GAAP noteworthy table)	$(238.4)	$121.1	$119.2
Intangible asset amortization, after tax	6.9	4.2	4.4
Non-GAAP (loss) income from continuing operations - for ROTCE calculation, excluding noteworthy items	$(231.5)	$125.3	$123.6
Preferred dividend normalization	(4.7)	4.7	(4.7)
Non-GAAP income from continuing operations - for ROTCE calculation, excluding noteworthy items and preferred dividend normalization	$(236.2)	$130.0	$118.9
Return on average tangible common equity, after noteworthy items (Non-GAAP)	NM	9.41%	9.67%
Return on average tangible common equity, after noteworthy items and preferred dividend normalization	NM	9.76%	9.30%

5.	Net loss excluding noteworthy items

Net loss excluding noteworthy items is a non-GAAP measure as it excludes items from the respective line item in the GAAP statement of income. Due to the size of noteworthy items, the Company believes that adjusting for these items provides the user of CIT’s financial information a measure of the underlying performance of the Company. The non-GAAP noteworthy items are summarized in the following categories: significant due to the size of the transaction; transactions pertaining to items no longer considered core to CIT’s on-going operations (e.g. sales of non-strategic portfolios); and other items, such as restructuring costs.

Net loss, Excluding Noteworthy Items (dollars in millions, except per share data)

			Pre-tax		After-Tax	Per
	Description	Line Item	Balance	Tax(2)	Balance	Share
Quarter Ended March 31, 2020
Net loss available to common shareholders					$(628.1)	$(6.40)
Continuing Operations	MOB day 1 provision	Provision for credit losses	$44.8	$(8.1)	36.7	0.37
	MOB merger and integration costs	Operating expenses	17.1	(3.1)	14.0	0.14
	Goodwill impairment	Goodwill impairment	344.7	(5.7)	339.0	3.46
Non-GAAP net loss available to common shareholders, excluding noteworthy items(1)					$(238.4)	$(2.43)
(1)	Items may not sum due to rounding.
(2)	Income tax rates vary depending on the specific item and the entity location in which it is recorded.
6.	Effective Tax Rate Reconciliation

The provision for income taxes before noteworthy items and tax discrete items and the respective effective tax rate are non-GAAP measures, which management uses for analytical purposes to understand the Company’s underlying tax rate. Noteworthy items are presented in item 5 above, and discussed in various sections of the MD&A. The tax discrete items are discussed in the Income Tax section.

Effective Tax Rate Reconciliation - Noteworthy Items (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
(Benefit) provision for income taxes - GAAP	$(72.3)	$49.3	$37.8
Income tax on noteworthy items	16.9	-	-
(Benefit) provision for income taxes, before noteworthy items - Non-GAAP	(55.4)	49.3	37.8
Income tax - remaining discrete items	3.0	(3.2)	2.4
(Benefit) provision for income taxes, before noteworthy and discrete tax items - Non-GAAP	$(52.4)	$46.1	$40.2
(Loss) income from continuing operations before (benefit) provision for income taxes - GAAP	$(696.6)	$179.9	$157.0
Noteworthy items before tax	406.6	-	-
Adjusted (loss) income from continuing operations before (benefit) provision for income taxes and discrete items - Non-GAAP	$(290.0)	$179.9	$157.0
Effective tax rate	10.4%	27.4%	24.1%
Effective tax rate, excluding noteworthy items - Non-GAAP	19.1%	27.4%	24.1%
Effective tax rate, excluding noteworthy and tax discrete items - Non-GAAP	18.1%	25.6%	25.6%
7.	Regulatory

Included within this Form 10-Q are risk-weighted assets, risk-based capital and leverage ratios as calculated under the Basel III Rule, the Simplification Final Rule and the Revised CECL Transition Rule for the period ended March 31, 2020, and the Transition Final Rule for the period ended December 31, 2019. Such measures are considered key regulatory capital measures used by banking regulators, investors and analysts to assess CIT’s (as a BHC) regulatory capital position and to compare CIT to other financial institutions. For information on our capital ratios and requirements, see the “Capital” and “COVID-19 Pandemic Response” sections.

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

Forward-looking statements also include statements relating to our continuing response to the COVID-19 pandemic. These statements include, but are not limited to, statements about:

•	the implementation of our business continuity plan, Including the ability of our employees to work remotely and the effectiveness of our systems and other critical technology;
•	our ability to staff our branches and other operations that cannot be operated remotely;
•	our ability to maintain and operate our systems supporting our customers, including ongoing access to online banking resources;
•	the potential effectiveness of relief measures for customers affected by COVID-19;
•	the anticipated levels at which customers will draw on outstanding lines of credit;
•	the strength of our capital and liquidity positions, the availability of contingent liquidity sources, and our ability to accurately predict capital and liquidity needs;
•	the strength of our lending portfolios and the adequacy of our allowance for credit losses; and
•	future opportunities after the COVID-19 pandemic subsides.

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
•

regulatory changes and developments, including changes in laws or regulations governing our business and operations, or affecting our assets, including our operating lease equipment or changes in the regulatory environment, whether due to events or factors specific to CIT, or other large multi-national or regional banks, or the industry in general,

•

risks associated with dispositions of businesses or asset portfolios, including how to replace the income associated with such businesses or asset portfolios and the risk of residual liabilities from such businesses or portfolios,

•

risks associated with acquisitions of asset portfolios or businesses, such as MOB, including integrating technology and operations, merging cultures, and reducing duplication in personnel, policies, internal controls, and systems, and

•

the duration, extent and severity of the COVID-19 pandemic, as well as the responses of federal, state and local governments to the pandemic, including the impact across our business, operations and employees as well as the effect on our customers and service providers and on the economy and markets more generally.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees regarding our performance. We do not assume any obligation to update any forward-looking statement for any reason.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, (the “Exchange Act”) as of March 31, 2020. Based on such evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as noted below, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Mutual of Omaha Bank acquisition – On January 1, 2020, the Company acquired Mutual of Omaha Bank as described elsewhere in this report. The Company is still in the process of integrating policies, processes, internal controls, people, technology and operations relating to this transaction into our overall internal controls over financial reporting. As integration activities occur, management will modify existing internal controls and/or implement additional internal controls when necessary to appropriately address underlying risks. In addition, during this integration period, management has extended its oversight and monitoring processes that support internal control over financial reporting, and to-date, while this acquisition is considered a significant change to the Company’s internal control over financial reporting, management has not identified any risks or concerns that require escalation to the principal executive officer and principal financial officer of the Company. The Company will continue to closely monitor and evaluate the impact and magnitude of any related changes to our internal control over financial reporting until all integration activities have been completed.

Implementation of the Current Expected Credit Losses (“CECL”) (ASC 326) accounting standard – On January 1, 2020, CIT adopted new guidance on measuring credit losses on financial instruments using the CECL accounting standard. The adoption of CECL has resulted in the implementation of additional models and systems and has also led to the modification of existing, and the implementation of additional, internal controls related to data validation, enhanced disclosure requirements and governance related activities into our overall internal controls over financial reporting to appropriately address underlying risks. Management has extended its oversight and monitoring processes that support internal control over financial reporting, and, to date, although the result of the accounting standard change is considered a significant change to the Company’s internal control over financial reporting, management has not identified any risks or concerns that require escalation to the principal executive officer and principal financial officer of the Company.

Part Two — Other Information

Item 1.  Legal Proceedings

See Note 16 — Contingencies, in the Notes to the unaudited interim Condensed Consolidated Financial Statements in Part I, Item 1 — Financial Statements, which is incorporated by reference into this item.

Item 1A.  Risk Factors

Risk factors remain unchanged during the quarter, except for the additional factor noted below. For a discussion of risk factors, see Part I, Item 1A. Risk Factors, of CIT’s 2019 Form 10-K, and Forward-Looking Statements of this Form 10-Q.

Our business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity, capital and results of operations. The extent to which the COVID-19 pandemic will negatively affect our business, financial condition, liquidity, capital and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on our employees, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.

The COVID-19 pandemic has contributed to (i) sudden and significant declines, and significant increases in volatility, in financial markets; (ii) ratings downgrades, credit deterioration and defaults in many industries, including transportation, natural resources, retail, hospitality and commercial real estate; (iii) customers drawing on credit lines to increase liquidity; and (iv) heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements. In addition, many of our customers, counterparties and third-party service providers have been, and may further be, affected by “stay-at-home” orders, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to repay loans, perform under the terms of any agreements with us or provide other essential services. As a result, our credit, operational and other risks are generally expected to increase until the pandemic subsides.

Although we have a business continuity plan that is designed to provide for our continuing operation in case of potentially disruptive events, such as a global pandemic, there can be no guarantee that our plan will effectively address some or all of the effects of the COVID-19 pandemic. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, failures in systems or technology or other restrictions in connection with the pandemic, or if we are unable to maintain service in our branches, lockboxes, or other operations that cannot be operated remotely.

We continue to monitor the sectors that are most susceptible to economic uncertainty as a result of the COVID-19 pandemic. The COVID-19 pandemic has significantly reduced demand for goods and service for many of our customers and other businesses in sectors that we service. In the retail sector, our exposure is in the factoring business, principally in lines of credit, and to a lesser extent in the commercial real estate business. In the hospitality and transportation sectors, we have loan exposures to the restaurant, lodging, gaming, maritime, aviation and rail industries. The significant declines in the price of, and demand for, oil and gas may have negative effects on not only our loan exposures in the exploration and production sector, but may also lead to a decreased demand for our railcars, and could have a significant adverse effect on the demand for ships that are collateral for our loans. Further, we have exposure to small businesses through both equipment loans and leases and through SBA loans, which could be adversely affected by the extensive closure of businesses in many states during the COVID-19 pandemic.  We also have exposure to single family residential mortgages, which could be adversely affected by job losses due to the economic dislocation resulting from the COVID-19 pandemic. Further, we have implemented several forms of temporary relief to our retail and commercial customers, including payment deferrals, suspension of foreclosures and evictions, and fee waivers for ATM transactions, overdrafts, and early withdrawal of certificates of deposit, which may adversely affect our revenue and results of operations or result in higher rates of default and increased credit losses in future periods.

The potential negative effects of the COVID-19 pandemic on us and the industries to which we are exposed resulted in substantial decreases in our stock price during the first quarter. With the decline in market values across our peers and our expected decrease in financial results in the current and forecasted economic environment, we recognized a significant impairment to our goodwill in the first quarter. If the effects of the COVID-19 pandemic cause continued or extended decline in the economic environment and our financial results, we may be required to recognize further impairment of our goodwill.

The effects of the COVID-19 pandemic on economic and market conditions have increased demands on credit facilities that we provide to our customers, which could have an adverse impact on our liquidity. In addition, these adverse developments may negatively affect our capital and leverage ratios. We previously announced that we were suspending repurchases of our common stock in connection with our acquisition of Mutual of Omaha Bank until our target 10.5% CET1 capital ratio was reached, which we originally projected to occur by the end of 2020. The COVID-19 pandemic may affect our ability to reach the 10.5% target, and, even if that target is reached, may cause us to continue suspension of repurchases or further reduce capital distributions to preserve capital and liquidity to meet our customers’ needs. Long-term adverse effects could also prevent us from satisfying minimum regulatory capital ratios. Further, although we continue to monitor our capital and liquidity, including through stress testing, there can be no guarantee that we will be able to accurately predict our future capital and liquidity needs.

In addition to the potential impact on industries that we serve, we are also potentially impacted by increased cybersecurity attacks. In times of economic stress, there are typically increased attempts at cybersecurity attacks to exploit potential weaknesses. In particular, we believe there currently are increased attempts at phishing attacks, in which attackers pose as known persons or authorities to entice employees to reveal their network credentials. Although we have significant resources dedicated to cybersecurity, there is no guarantee that we will not fall victim to phishing attacks or other cybersecurity attacks, which could lead to unauthorized access to confidential customer information or disruption of our technology and systems.

Further, like most organizations, we are susceptible to key man risk, meaning the risk that key members of our executive management team, such as our Chairwoman and CEO, our CFO, the heads of our two operating segments, our Chief Risk Officer, our Chief Credit Officer, or our Chief Technology and Operations Officer become ill or are incapacitated. Although we have management succession plans in place, there is no guarantee that those plans will be successfully implemented or will succeed.

Governmental authorities worldwide have taken unprecedented measures to stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to address the negative effects of COVID-19 or avert severe and prolonged reductions in economic activity.

The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. Other negative effects of COVID-19 that may impact our business, financial condition, liquidity, capital and results of operations cannot be predicted at this time.  It is likely, however, that our business, financial condition, liquidity, capital and results of operations will continue to be adversely affected until the pandemic subsides. Until the pandemic subsides, we may experience increased draws on lines of credit, reduced revenues in certain commercial business lines and increased credit losses in our lending portfolios. Even after the pandemic subsides, the U.S. economy as well as most other major economies may struggle to reopen their economies and may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged recession in the U.S. and other major markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our common stock during the quarter ended March 31, 2020.

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

3.2	Amended and Restated By-laws of the Company, as amended through April 15, 2020 (filed herein).
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

4.10

Description of CIT Group Inc.’s Securities Registered under Section 12 of the Exchange Act Certain instruments defining the rights of holders of long-term debt securities of CIT and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K (incorporated by reference to Exhibit 4.10 to Form 10-K filed on February 20, 2020). CIT hereby undertakes to furnish to the SEC, upon request, copies of such instruments.

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

10.7*	Offer Letter, dated October 26, 2015, between CIT Group Inc. and Ellen R. Alemany, including Attached Exhibits. (incorporated by reference to Exhibit 10.39 to Form 10-Q filed November 13, 2015).
10.8	CIT Employee Severance Plan (As Amended and Restated Effective January 1, 2017) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed November 9, 2016).
10.9	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Director Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10-48 to Form 10-K filed on March 16, 2017).

10.10

Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2017) (with ROTCE Performance Measure and TSR Modifier) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed May 8, 2017).

10.11	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2017) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed May 8, 2017).
10.12	Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2018) (incorporated by reference to Exhibit 10.23 to Form 10-Q filed May 4, 2018).
10.13	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with performance Based Vesting) (2018) (incorporated by reference to Exhibit 10.24 to Form 10-Q filed May 4, 2018).
10.14

Amendment No. 4 to Second Amended and Restated Revolving Credit and Guaranty Agreement, dated as of March 9, 2020, among CIT Group Inc., certain subsidiaries of CIT Group Inc., as Guarantors, the Lenders party thereto from time to time and Bank of America, N.A., as Administrative Agent and L/C Issuer (filed herein).

10.15	Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2019) (incorporated by reference to Exhibit 10.19 to Form 10-Q filed May 3, 2019).
10.16	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with performance Based Vesting) (2019) (incorporated by reference to Exhibit 10.20 to Form 10-Q filed May 3, 2019).
10.17	Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2020) (filed herein).
10.18	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with performance Based Vesting) (2020) (filed herein).

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
101.1

The following materials from CIT Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from CIT Group Inc.’s Form 10-Q for the quarterly period ended March 31, 2020, formatted inline XBRL (contained in exhibit 101.1).

*	Indicates a management contract or compensatory plan or arrangement.
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

May 5, 2020	CIT GROUP INC.

/s/ John Fawcett
John Fawcett
Executive Vice President and
Chief Financial Officer

/s/ Edward K. Sperling
Edward K. Sperling
Executive Vice President and Controller