Form 10-Q
period 2020-06-30
CIT GROUP INC
filed 2020-07-31
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934	☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

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

Yes ☐ No ☒

As of July 24, 2020, there were 98,447,468 shares of the registrant’s common stock outstanding.

Part One — Financial Information

Item 1. Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions — except share data)

	June 30,	December 31,
	2020	2019
Assets
Cash and due from banks, including restricted balances of $23.7 at June 30, 2020 and $875.2 at December 31, 2019 (see Note 9 for amounts pledged)	$181.6	$990.1
Interest bearing cash, including restricted balances of $2.0 at June 30, 2020 and $2.2 at December 31, 2019 (see Note 9 for amounts pledged)	7,898.7	1,695.5
Securities purchased under agreement to resell	100.0	950.0
Investment securities, including securities carried at fair value with changes recorded in net income of $0.0 at June 30, 2020 and $47.2 at December 31, 2019 (see Notes 6 and 9 for amounts pledged)	5,656.5	6,276.8
Assets held for sale	82.7	32.1
Loans (see Note 9 for amounts pledged)	37,518.3	30,998.9
Allowance for credit losses	(1,202.7)	(482.6)
Total loans, net of allowance for credit losses	36,315.6	30,516.3
Operating lease equipment, net (see Note 9 for amounts pledged)	7,778.1	7,319.7
Bank-owned life insurance	1,158.9	1,043.2
Goodwill	146.8	369.9
Other assets, including $545.1 at June 30, 2020 and $190.7 at December 31, 2019, at fair value	2,383.5	1,639.2
Total Assets	$61,702.4	$50,832.8
Liabilities
Deposits	$45,815.2	$35,139.5
Credit balances of factoring clients	989.1	1,176.2
Other liabilities, including $91.2 at June 30, 2020 and $100.8 at December 31, 2019, at fair value	1,560.9	1,704.7
Borrowings, including $513.8 at June 30, 2020 and $14.3 at December 31, 2019 contractually due within twelve months	7,597.9	6,473.4
Total Liabilities	55,963.1	44,493.8
Stockholders’ Equity
Preferred Stock: $0.01 par value, 100,000,000 shares authorized, 8,325,000 shares issued and outstanding at June 30, 2020 and December 31, 2019	525.0	525.0
Common Stock: $0.01 par value, 600,000,000 shares authorized
Issued: 163,099,647 at June 30, 2020 and 162,188,287 at December 31, 2019	1.6	1.6
Outstanding: 98,447,468 at June 30, 2020 and 94,742,564 at December 31, 2019
Paid-in capital	6,885.5	6,853.7
Retained earnings	1,419.4	2,307.6
Accumulated other comprehensive income (loss)	65.8	(52.1)
Treasury stock: 64,652,179 shares at June 30, 2020 and 67,445,723 shares at December 31, 2019 at cost	(3,158.0)	(3,296.8)
Total Common Stockholders’ Equity	5,214.3	5,814.0
Total Equity	5,739.3	6,339.0
Total Liabilities and Equity	$61,702.4	$50,832.8

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in millions — except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income
Interest and fees on loans	$417.2	$457.0	$884.8	$908.3
Other interest and dividends	29.7	58.5	75.7	123.7
Interest income	446.9	515.5	960.5	1,032.0
Interest expense
Interest on deposits	138.3	173.9	294.9	327.7
Interest on borrowings	64.2	68.8	133.3	150.6
Interest expense	202.5	242.7	428.2	478.3
Net interest revenue	244.4	272.8	532.3	553.7
Provision for credit losses	223.6	28.6	737.5	61.6
Net interest revenue, after credit provision	20.8	244.2	(205.2)	492.1
Non-interest income
Rental income on operating leases	200.9	213.0	410.7	430.7
Other non-interest income	102.6	106.1	233.2	202.9
Total non-interest income	303.5	319.1	643.9	633.6
Total revenue, net of interest expense and credit provision	324.3	563.3	438.7	1,125.7
Non-interest expenses
Depreciation on operating lease equipment	81.1	76.8	159.4	156.2
Maintenance and other operating lease expenses	56.1	48.3	109.7	98.1
Operating expenses	360.4	267.8	694.8	543.9
Goodwill impairment	-	-	344.7	-
(Gain) loss on debt extinguishment and deposit redemption	(14.8)	0.2	(14.8)	0.3
Total non-interest expenses	482.8	393.1	1,293.8	798.5
(Loss) income from continuing operations before (benefit) provision for income taxes	(158.5)	170.2	(855.1)	327.2
(Benefit) provision for income taxes	(73.2)	33.4	(145.5)	71.2
(Loss) income from continuing operations	(85.3)	136.8	(709.6)	256.0
Discontinued operations
Income from discontinued operations, net of taxes	-	0.8	-	0.5
Net (loss) income	$(85.3)	$137.6	$(709.6)	$256.5
Preferred stock dividends	12.3	9.4	16.1	9.4
Net (loss) income available to common shareholders	$(97.6)	$128.2	$(725.7)	$247.1
(Loss) income from continuing operations available to common shareholders	$(97.6)	$127.4	$(725.7)	$246.6
Basic (loss) income per common share
(Loss) income from continuing operations	$(0.99)	$1.32	$(7.39)	$2.51
Income from discontinued operations	-	0.01	-	-
Basic (loss) income per share	$(0.99)	$1.33	$(7.39)	$2.51
Diluted (loss) income per common share
(Loss) income from continuing operations	$(0.99)	$1.32	$(7.39)	$2.50
Income from discontinued operations	-	0.01	-	-
Diluted (loss) income per share	$(0.99)	$1.33	$(7.39)	$2.50
Average number of common shares (thousands)
Basic	98,438	96,173	98,263	98,287
Diluted	98,438	96,483	98,263	98,780

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(85.3)	$137.6	$(709.6)	$256.5
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	(0.1)	4.5	(1.0)	10.2
Net unrealized gains (losses) on available for sale securities	(1.0)	55.6	116.0	100.8
Changes in benefit plans net gains (loss) and prior service (cost)/credit	0.1	-	2.9	2.2
Other comprehensive income (loss), net of tax	(1.0)	60.1	117.9	113.2
Comprehensive (loss) income	$(86.3)	$197.7	$(591.7)	$369.7

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total Equity
March 31, 2020	$525.0	$1.6	$6,873.3	$1,552.1	$66.8	$(3,158.0)	$5,860.8
Net loss	—	—	—	(85.3)	—	—	(85.3)
Other comprehensive loss, net of tax	—	—	—	—	(1.0)	—	(1.0)
Dividends paid ($0.35 per common share, $29.00 per preferred A share and $0.35 per preferred B share)	—	—	—	(47.4)	—	—	(47.4)
Amortization of stock compensation expenses	—	—	11.1	—	—		11.1
Employee stock purchase plan	—	—	1.1	—	—	—	1.1
June 30, 2020	$525.0	$1.6	$6,885.5	$1,419.4	$65.8	$(3,158.0)	$5,739.3

March 31, 2019	$325.0	$1.6	$6,825.2	$2,017.6	$(125.2)	$(3,134.7)	$5,909.5
Net income	—	—	—	137.6	—	—	137.6
Other comprehensive loss, net of tax	—	—	—	—	60.1	—	60.1
Dividends paid ($0.35 per common share and $29.00 per preferred A share)	—	—	—	(43.8)	—	—	(43.8)
Share repurchases	—	—	—	—	—	(158.2)	(158.2)
Amortization of stock compensation expenses	—	—	10.2	—	—	(0.2)	10.0
Employee stock purchase plan	—	—	0.8	—	—	—	0.8
June 30, 2019	$325.0	$1.6	$6,836.2	$2,111.4	$(65.1)	$(3,293.1)	$5,916.0

December 31, 2019	$525.0	$1.6	$6,853.7	$2,307.6	$(52.1)	$(3,296.8)	$6,339.0
Adoption of ASU 2016-13	—	—	—	(82.4)	—	—	(82.4)
Net loss	—	—	—	(709.6)	—	—	(709.6)
Other comprehensive income, net of tax	—	—	—	—	117.9	—	117.9
Dividends paid ($0.70 per common share and $29.00 per preferred A share and $0.83 per preferred B share)	—	—	—	(86.1)	—	—	(86.1)
Issuance of common stock - acquisition	—	—	—	(10.1)	—	151.3	141.2
Amortization of restricted stock, stock option and performance shares expenses	—	—	29.9	—	—	(12.5)	17.4
Employee stock purchase plan	—	—	1.9	—	—	—	1.9
June 30, 2020	$525.0	$1.6	$6,885.5	$1,419.4	$65.8	$(3,158.0)	$5,739.3

December 31, 2018	$325.0	$1.6	$6,810.8	$1,924.4	$(178.3)	$(2,936.9)	$5,946.6
Net income	—	—	—	256.5	—	—	256.5
Other comprehensive income, net of tax	—	—	—	—	113.2	—	113.2
Dividends paid ($0.60 per common share and $29.00 per preferred share)	—	—	—	(69.5)	—	—	(69.5)
Share repurchases	—	—	—	—	—	(337.9)	(337.9)
Amortization of stock compensation expenses	—	—	23.9	—	—	(18.3)	5.6
Employee stock purchase plan	—	—	1.5	—	—	—	1.5
June 30, 2019	$325.0	$1.6	$6,836.2	$2,111.4	$(65.1)	$(3,293.1)	$5,916.0

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operations
Net (loss) income	$(709.6)	$256.5
Adjustments to reconcile net (loss) income to net cash flows from operations:
Provision for credit losses	737.5	61.6
Depreciation on operating lease equipment	159.4	156.2
Amortization of stock compensation expenses	29.9	23.9
Net gain on asset sales and impairments on assets held for sale	(85.0)	(45.9)
(Gain) loss on debt extinguishment and deposit redemption	(14.8)	0.3
(Benefit) provision for deferred income taxes	(127.2)	38.7
Increase in loans held for sale	(51.7)	(64.7)
Goodwill impairment	344.7	—
Increase in other assets	(383.5)	(300.0)
(Decrease) increase in other liabilities	(74.4)	28.0
Other operating activities	47.1	37.0
Net cash flows (used in) provided by operations	(127.6)	191.6
Cash Flows from Investing Activities
Changes in loans, net	(595.7)	(1,348.5)
Purchases of investment securities and securities purchased under agreement to resell	(2,283.9)	(5,012.7)
Proceeds from sales and maturities of investment securities and securities purchased under agreement to resell	5,500.6	4,341.9
Proceeds from asset and receivable sales	243.3	307.9
Purchases of assets to be leased and other equipment	(685.3)	(271.3)
Proceeds from sale of OREO, net of repurchases	9.0	22.3
Purchase of bank owned life insurance	(100.0)	(200.0)
Acquisition, net of cash received	(727.1)	—
Other investing activities	(69.0)	22.9
Net cash flows provided by (used in) investing activities	1,291.9	(2,137.5)
Cash Flows from Financing Activities
Proceeds from the issuance of term debt and FHLB advances	2,204.1	600.0
Repayments of term debt, FHLB advances, and net settlements	(1,368.8)	(2,405.5)
Net increase in deposits	3,689.3	4,061.5
Repurchase of common stock	—	(337.9)
Dividends paid	(86.1)	(69.5)
Other financing activities	(203.7)	(28.4)
Net cash flows provided by financing activities	4,234.8	1,820.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4.4)	2.5
Increase (decrease) in cash, cash equivalents and restricted cash	5,394.7	(123.2)
Cash, cash equivalents and restricted cash beginning of period	2,685.6	1,795.6
Cash, cash equivalents and restricted cash end of period	$8,080.3	$1,672.4
Supplementary Cash Flow Disclosures
Interest paid	$(425.3)	$(481.4)
Federal, foreign, state and local income taxes refunded (paid), net	1.1	(16.8)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	65.7	251.9
Transfer of assets from held for sale to held for investment	18.5	5.7
Transfers of assets to OREO	0.3	15.6
Commitments extended during the period on affordable housing investment credits	52.1	63.0
Issuance of common stock - acquisition	141.2	—

The following tables shows a reconciliation of cash, cash equivalents and restricted cash on the Balance Sheet to that presented in the above Statements of Cash Flow.

	Six Months Ended June 30,
	2020	2019
Cash and due from banks, including restricted balances of $23.7 and $23.3 at June 30, 2020 and 2019, respectively	$181.6	$116.8
Interest-bearing cash, including restricted balances of $2.0 and $2.2 at June 30, 2020 and 2019, respectively	7,898.7	1,555.6
Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$8,080.3	$1,672.4

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

Discontinued Operations

There were no discontinued operations as of June 30, 2020 and December 31, 2019. See further discussion in Note 2 – Acquisition and Discontinued Operations.

Acquisition

On January 1, 2020, CIT acquired Mutual of Omaha Bank (“MOB”), the savings bank subsidiary of Mutual of Omaha Insurance Company and Omaha Financial Holdings, Inc. (“OFHI”) for approximately $1 billion in cash and stock (the “MOB Acquisition”).

The results for 2020 include the activity of MOB whereas no MOB activity is included in the results for 2019. See further discussion in Note 2 – Acquisition and Discontinued Operations.

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

Additionally, on April 7, 2020, a group of federal and state government banking agencies issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) (the “Interagency Statement”) that offers some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. The Interagency Statement indicates that a lender can conclude that a borrower is not experiencing financial difficulty if either (1) short-term (e.g., six months or less) modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented, or (2) the modification or deferral program is related to COVID-19 and mandated by the federal government or a state government (e.g., a state program that requires all institutions within that state to suspend mortgage payments for a specified period). The Interagency Statement interprets, but does not suspend, ASC 310-40, as any loan modification that meets either of these practical expedients would not automatically be considered a TDR because the borrower is presumed not to be experiencing financial difficulty at the time of the loan modification. As provided for under the CARES Act, a financial institution may account for an eligible loan modification either under Section 4013 or in accordance with ASC Subtopic 310-40. The Interagency Statement provides that with respect to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral, and that “each financial institution should refer to the applicable regulatory reporting instructions, as well as its internal accounting policies, to determine if loans to stressed borrowers should be reported as non-accrual assets in regulatory reports.” However, during the short-term arrangements discussed in the Interagency Statement, these current loans generally should not be reported as non-accrual.

CIT applies the TDR provisions of the CARES Act on a product-type basis, or on a loan-by-loan basis, for eligible loan modifications. For eligible loans for which the CARES Act is not applied, CIT follows the applicable guidance of the Interagency Statement. For payment deferrals granted to borrowers impacted by COVID-19, CIT has elected to continue to recognize interest income (at a modified effective rate) subject to consideration of whether the loan should be placed on non-accrual status. In addition, CIT has established a credit loss reserve for the estimated amount of accrued interest that will not be recovered for COVID-19 loans, as further detailed in the Allowance Methodology section below.

Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic

On April 10, 2020, the FASB Staff issued a question-and-answer document (the “Lease Concessions Q&A”) on Topic 842: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic. The Lease Concessions Q&A provides that entities may elect to apply or not apply the lease modification guidance in ASC 842, Leases, for lease concessions provided by lessors as a result of the COVID-19 pandemic. This election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. CIT has elected not to apply the lease modification guidance in ASC 842 for such lease concessions as permitted by the Lease Concessions Q&A. We will account for these lease concessions prospectively recognizing income on a straight-line basis for operating leases and a modified effective rate for finance leases.

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are included in the Company's 2019 Form 10-K. Effective January 1, 2020, CIT changed its accounting policy for the measurement of credit losses on financial instruments resulting from the adoption of ASU 2016-13 Financial Instruments — Credit Losses (Topic 326), and subsequent related Accounting Standards Updates ("ASUs"). In addition, the Company applied the provisions of the CARES Act, the Interagency Statement, and the Lease Concessions Q&A as described in the sections above. There were no other material changes to policies during the six months ended June 30, 2020. Refer to the Other Newly Adopted Accounting Standards section for other ASUs adopted in the six months ended June 30, 2020.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Allowance Methodology

Topic 326 requires estimating and recognizing expected credit losses over the remaining expected life for applicable financial assets. However, the standard does not prescribe a specific credit loss methodology, requiring CIT to use judgment in determining the relevant information and estimation methods that are appropriate, which must be applied consistently over time. Determining an appropriate ACL requires significant judgment that may change based on management’s ongoing process for analyzing the credit quality of the Company’s loan portfolio. The amounts outstanding on term loans, Consumer Loans, revolving credit facilities and finance leases are referred to as loans.

CIT estimates the ACL for financial assets with similar risk characteristics on a collective basis. A financial asset is measured individually only if it does not share similar risk characteristics with other financial assets. The ACL for AFS debt securities is estimated by using the discounted cash flow method, which reflects the differences between the amortized cost basis and the present value of the principal and interest cash flows expected to be collected. The ACL for loans (bifurcated between commercial and consumer loans) is estimated by using a method other than a discounted cash flow method, and therefore reflects CIT’s expected credit losses on the amortized cost basis of the financial assets as of the reporting date. The estimate of ACL is based on relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amounts. CIT utilizes a forecast that extends over the contractual term of the loans, and which CIT considers reasonable and supportable for the life of the loan. This forecast uses historical information and takes into consideration current conditions and economic expectations before converging to a long-run trend.

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

Amortized cost basis is defined as the amount at which a loan or investment is originated or acquired, adjusted for applicable accrued interest, accretion, or amortization of premium, discount, and net of deferred fees or costs, collection of cash, write-offs, foreign exchange, and fair value hedge accounting adjustments.

Accrued interest is generally separately reported from the loan’s amortized cost basis as accrued interest receivable within Other Assets. Accrued interest receivable that is excluded from the amortized cost basis is disclosed in Note 3 – Loans. As permitted by CECL, the Company has elected not to measure an ACL for accrued interest receivable. Rather, CIT’s general policy is to reverse all previously accrued but uncollected interest with a charge against interest income when an account is placed on non-accrual status (for commercial loans) or is contractually delinquent for 90 days or more (for consumer mortgages and small ticket commercial loans). However, for loan deferments granted in response to the COVID-19 pandemic with no contractual payments due during the deferral period, the loans will generally not be reported as past due or placed on non-accrual or written off during the period of the deferral.

Given CIT’s election to accrue interest during the payment deferral period for loan modifications made in response to the COVID-19 pandemic, CIT has established a reserve against the accrued interest receivable for loans for which a payment deferral has been granted (via a charge to the provision for credit losses) for amounts deemed potentially unrecoverable. After the payment deferment period, CIT may require the immediate payment of deferred amounts, provide for the payment of deferred amounts over time, provide for deferred amounts to be paid at the end of the original term, or otherwise modify or restructure the loan. Where the deferred interest is added to the loan, the accrued interest will be recorded as part of the loan balance.

An ACL is not recognized for receivables arising from operating leases as these receivables are not within the scope of Topic 326. The accrual of rental income on operating leases is suspended when the collection of substantially all rental payments is no longer probable and rental income for such leases is recognized when cash payments are received. In the period we conclude that collection of rental payments is no longer probable, accrued but uncollected rental revenue, including operating lease receivables resulting from payment deferrals made in response to COVID-19, is reversed against rental income.

Commercial Loans

With respect to commercial loans, the Company monitors various factors, including expected and historical losses and levels of, and trends in, past due loans, non-performing assets, collateral values and economic conditions. These risk factors are considered when Commercial Loans are graded according to the Company’s internal rating system with respect to probability of default (“PD”) and loss given default (“LGD” or “severity”). The PD and severity are derived through historical observations of default and subsequent losses within each risk grading. Credit quality indicators used in determining risk ratings are monitored and updated at least annually. CECL models are employed to develop a lifetime PD which is used to establish the ACL for financial assets that are measured on a collective basis. These models utilize external and internal historical loan performance data together with historical macroeconomic data to identify correlations and select macro variables such as unemployment rate and gross domestic product growth rate that would be appropriate predictors of loan losses in the future to determine the ACL. See Note 3 – Loans for additional information regarding credit quality indicators. For individually reviewed financial assets, see detail provided in the Individually Reviewed Loans section below.

Consumer Loans

With respect to consumer loans, the Company monitors loan performance metrics, including delinquency and non-accrual status, and credit quality risk indicators such as the Loan-to-Value Ratio (“LTV”) of the underlying collateral and the credit score developed by the Fair, Isaac and Company (the “FICO score”) of borrowers excluding government insured loans (refer to Zero Loss Assumption section below). LTV refers to the ratio comparing the loan's unpaid principal balance to the property's current

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

collateral value as an indicator of the potential loss severity in the event of default. The borrower’s current FICO score, which is obtained quarterly as available, is a secondary credit quality indicator to evaluate borrower’s credit payment history. For consumer loans that are evaluated collectively, ACL and cash flow projections are developed with models that utilize historical loan performance data together with historical macroeconomic data to identify correlations and select macro variables that would be appropriate in estimating future loan losses. The macroeconomic variables considered include measurements of the regional economy, home price changes and unemployment rates, which may have an impact on credit quality. Refer to Note 3 – Loans for additional information regarding credit quality. For individually reviewed financial assets, see detail provided in the Individually Reviewed Loans section below.

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

Determining which assets meet the PCD definition requires management’s judgment as there is no definition provided for “more-than-insignificant deterioration in credit quality”. Credit deterioration attributes such as credit risk ratings, FICO score, delinquency status and other standard indicators (e.g., TDR, non-accrual status, charge-offs and bankruptcy) are used to classify PCD assets either at the level of the individual asset or on the basis of a group or pool in an asset acquisition or business combination.

In terms of CIT’s former purchased credit-impaired loans (“PCI”) under ASC 310-30, the Company elected to transition from pool level to loan level by using the undiscounted expected cash flows for each asset within the pool to allocate the respective non-credit discount pursuant to ASC 326-20. PCI assets became PCD assets via the re-characterization of existing non-accretable discount as ACL using the undiscounted contractual cash flows method at the loan level, with no equity impact at transition. In transitioning from PCI to PCD, accrued interest was recognized separately from the loan balance given the Company’s accounting policy election not to measure an ACL on accrued interest receivable within other assets.

Zero Loss Assumption

Measurement of expected credit losses is not required for a financial asset or group of financial assets if historical credit loss information adjusted for current conditions and reasonable and supportable forecasts results in an expectation of nonpayment of the amortized cost basis of zero. Government-insured loans (e.g., Federal Housing Administration (“FHA”)), U.S. treasury securities, U.S. government agency issued securities and certain commercial agency securities are within the scope of the zero loss assumption under CECL given these securities have the highest credit ratings, a long history of no credit losses, and are guaranteed by high credit quality entities.

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

CECL requires that entities do not extend the contractual term for expected extensions, renewals, and modifications unless it has a reasonable expectation at the reporting date that it will execute a TDR with the borrower. In addition, extension or renewal options (excluding those that are accounted for as a derivative) that are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the entity are considered when determining the contractual term of a loan. Under CIT’s allowance methodology, CIT defines a TDR as reasonably expected when the Company has identified and approved a TDR for commercial loans and when CIT as a Lender has approved the terms of a trial modification for a borrower experiencing financial difficulty (typically the beginning of the trial period) for consumer loans. The amount of the reserve required for these contracts is affected by (1) the size of the portfolio with extension options at the discretion of the borrower; (2) the length and number of extensions for which the borrower is eligible, and (3) the probability the borrower will elect and qualify for the extension.

Past Due and Non-Accrual Loans

A loan is considered past due for financial reporting purposes if a default of contractual principal or interest exists for a period of 30 days or more. For consumer mortgage loans, under the Mortgage Bankers Association’s method of reporting delinquencies, a loan is delinquent if a monthly payment has not been received by the end of the day immediately preceding the loan’s next due date. All other loans use a method of reporting delinquencies that considers a loan delinquent if a monthly payment has not been received by the close of business on the loan’s next due date. Past due loans consist of loans that are still accruing interest as well as loans on non-accrual status.

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

Regarding payment deferrals granted due to COVID-19, as there are no contractual payments due during the deferral period, these loans will generally not be reported as past due or placed on non-accrual during the period of the deferral. The loans modified for payment deferral shall maintain the borrower’s delinquency status that existed prior to entering the forbearance or deferment period and is frozen for the duration of the payment deferral period as no contractual payments are due.

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

Charge-Offs on Loans

Charge-offs on loans are recorded after considering such factors as the borrower’s financial condition, the value of underlying collateral and guarantees (including recourse to dealers and manufacturers), and the status of collection activities. Such charge-offs are deducted from the carrying value of the related loans. This policy is largely applicable in the loan classes within Commercial Banking. In general, charge-offs of large ticket commercial loans ($500 thousand or greater) are determined based on the facts and circumstances related to the specific loan and the underlying borrower and the use of judgment by the Company. Charge-offs of small ticket commercial loans are recorded beginning at 90-150 days of delinquency, depending on loan type.

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

For acquired PCD loans where all or a portion of the loan balance had been charged off prior to acquisition, and for which active collection efforts are still underway, the CECL allowance included as part of the grossed-up loan balance at acquisition is immediately charged off if required by CIT’s existing charge-off policy. Additionally, CIT is required to consider its existing policies in determining whether to charge-off any financial assets, regardless of whether a charge-off was recorded by the predecessor company. The initial ACL recognized on PCD assets includes the gross-up of the loan balance reduced by immediate charge-offs for loans previously charged off by the predecessor company or which meet CIT’s charge-off policy on the date of acquisition. Charge-offs against the allowance related to such acquired PCD loans do not result in an income statement impact. See Note 4 – Allowance for Credit Losses for additional details.

Investments

Financial Assets with Collateral Maintenance Provisions

The Company has elected to measure the ACL of certain financial assets by comparing the amortized cost basis of the financial asset with the fair value of collateral at the reporting date. Such financial assets include reverse repurchase agreements that are collateralized by securities. The Company marks the collateral assets for these transactions on a daily basis and any change, (e.g. decrease in value of collateral), results in additional collateral being called such that the Company is not exposed to default risk of the counterparty. The collateral placed or received are High Quality Liquid Securities. This election may result in an estimate of zero expected credit losses when the collateral levels are required to be adjusted and replenished to be always equal to or greater than the amortized cost basis of the financial assets. The fair value of collateral is reviewed at each reporting period to ensure zero loss assumption is appropriately applied.

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

Other Newly Adopted Accounting Standards

In addition to ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) outlined above, the following pronouncements were issued by the Financial Accounting Standards Board (“FASB”) and adopted by CIT as of January 1, 2020. Refer to Note 1 – Business and Summary of Significant Accounting Policies in our 2019 Form 10-K for a detailed description of these pronouncements:

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

•The one-time election to sell and/or transfer debt securities classified as HTM may be made at any time after March 12, 2020 but no later than December 31, 2022.

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

The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows (that may reflect collateral values), market conditions at the time of the acquisition and other future events that are highly subjective in nature and may require adjustments. As of June 30, 2020, the final purchase price remains subject to true up adjustments pursuant to the Agreement and Plan of Merger, which provides CIT the opportunity to review the seller’s final consolidated balance sheet as of the closing date, and the related purchase price allocation remains subject to adjustment as this process is being completed. CIT continues to review information relating to events or circumstances existing at the acquisition date and expects to finalize its analysis of the acquired assets and assumed liabilities over the next few months, within one year of the acquisition. Management anticipates that this review could result in adjustments to the acquisition date valuation amounts presented herein but does not anticipate that these adjustments would be material.

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

The acquired loan portfolios above were valued using the direct method under the income approach. The income approach derives an estimate of value based on the present value of the projected future cash flows of each loan using a discount rate that incorporates the relevant risks associated with the asset and the time value of money. To perform the valuation, the loan portfolio was divided into approximately twenty cohorts based on risk characteristics, nature and collateral of the underlying loans and product type. The loan cohorts were further bifurcated for fixed and adjustable rate loans and then stratified based on credit risk rating for commercial loans and FICO scores for consumer loans. The key cash flow assumptions related to the above acquired loan portfolios were: prepayment rate, default rate, severity rate and discount rate, as applicable.

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

The following table presents the intangible assets recorded in conjunction with the MOB Acquisition related to the valuation of core deposits, customer relationships and trade name.

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

Other assets

The following table details the other assets acquired.

Other Assets (dollars in millions)

January 1,
2020
Right of use assets	$ 45.5
Property, furniture and fixtures	27.4
Tax credit investments and investments in unconsolidated entities	23.9
Fair value of derivative financial instruments	19.9
Other	82.8
Total other assets	$ 199.5

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

The acquisition included various property, furniture and fixtures inclusive of leasehold improvements. CIT considered the income, market and cost approaches in estimating the fair value of the property, furniture and fixtures. Leasehold improvements, machinery and equipment and computer software were valued under the cost approach. Computer hardware was valued using the percent of cost method under the market approach. Office furniture and equipment were valued under market and cost approaches. The fair value of the property, furniture and fixtures was estimated at $14.9 million. In addition, certain acquired technologies used to carry out day-to-day business activities were valued using the cost replacement method resulting in an assessed value of $12.5 million (included in property, furniture and fixtures in the above table).

The Company acquired MSRs (included in other in the above table), which represent a contract for the right to receive future revenue associated with the servicing of financial assets and thus are considered a non-financial asset. The estimated fair value of the MSRs was valued under the income approach using the discounted cash flow model which utilizes certain key assumptions including prepayment speed, discount rates and cost to service.

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

Unaudited Pro Forma Information

The amount of MOB interest income, non-interest income and net loss of $134.9 million, $19.8 million and $87.3 million, respectively, were included in CIT’s Consolidated Income Statement for the six months ended June 30, 2020. The MOB net loss includes $44.8 million of MOB Day 1 provision for credit losses related to acquired non-PCD loans, in addition to the increase to the provision for credit losses related to the COVID-19 pandemic. Upon integrating MOB, complete separate records for MOB as a stand-alone business will not be maintained because MOB’s operations will be fully integrated into CIT. MOB’s interest income, non-interest income and net loss noted above reflect management’s best estimates, based on information available at the reporting date.

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the quarter and six months ended June 30, 2020 and 2019 as if MOB had been acquired on January 1, 2019. The unaudited estimated pro forma information combines the historical results of MOB with the Company’s consolidated historical results and includes certain adjustments for the respective periods. The key adjustments made to reflect the pro forma results as if the acquisition occurred on January 1, 2019 are the (a) removal of the MOB Day 1 provision for credit losses noted above; (b) transfer of $19.9 million and $37.0 million of merger and integration costs for the quarter and six months ended June 30, 2020, respectively, and $21.3 million of MOB related restructuring charge for both the quarter and six months ended June 30, 2020 to 2019; and (c) inclusion of estimated PAA on interest income and interest expense and the recording of intangible asset amortization in 2019. CIT expects to achieve operating cost savings and other business synergies as a result of the acquisition that are not reflected in the pro forma amounts that follow. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2019. Therefore, actual results may differ from the unaudited pro forma information presented and the differences could be significant.

Selected Unaudited Pro Forma Financial Information for Consolidated CIT (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income	$446.9	$598.0	$960.5	$1,199.1
Non-interest income	303.5	322.8	643.9	641.7
Net (loss) income	(61.2)	127.5	(638.2)	254.5

DISCONTINUED OPERATIONS

There were no discontinued operations as of June 30, 2020 and December 31, 2019. Income from discontinued operations of $0.8 million and $0.5 million for the quarter and six months ended June 30, 2019, respectively, reflects the activities of the Business Air and Financial Freedom businesses. Net cash flows used in operations totaled $4.4 million and net cash provided by investing activities totaled $54.9 million for the six months ended June 30, 2019. See the Company’s 2019 Form 10-K, Note 2 – Discontinued Operations, for further information.

NOTE 3 — LOANS

The following tables and data as of June 30, 2020 include the loan balances acquired in the MOB Acquisition, which were recorded at fair value on the acquisition date. See Note 2 — Acquisition and Discontinued Operations for further information.

Unless otherwise noted, loans held for sale are not included.

Loans by Product (dollars in millions)

	June 30, 2020	December 31, 2019
Commercial loans	$27,624.4	$22,765.1
Financing Leases and Leverage Leases	2,337.9	2,254.4
Total commercial	29,962.3	25,019.5
Consumer loans	7,556.0	5,979.4
Total loans	$37,518.3	$30,998.9

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents loans by segment, based on obligor location:

Loans (dollars in millions)

	June 30, 2020			December 31, 2019
	Domestic	Foreign	Total	Domestic	Foreign	Total
Commercial Banking	$27,351.7	$1,621.2	$28,972.9	$22,866.0	$1,527.4	$24,393.4
Consumer Banking(1)	8,545.4	-	8,545.4	6,605.5	-	6,605.5
Total	$35,897.1	$1,621.2	$37,518.3	$29,471.5	$1,527.4	$30,998.9
(1)

The Consumer Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration ("SBA") loans. These loans are excluded from the Consumer loan balances and included in the Commercial loan balances in product related tables in this note.

The following table presents selected components of the net investment in loans:

Components of Net Investment (dollars in millions)

	June 30,	December 31,
	2020	2019
Unearned income	$(425.3)	$(430.0)
Unamortized (discounts) / premiums	(530.9)	30.0
Accretable yield on PCI loans(1)	—	(745.4)
Net unamortized deferred costs and (fees)	39.7	50.9

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

Credit Quality Indicators

Management monitors credit quality of commercial loans and financing leases based upon risk rating classifications consistent with bank regulatory guidance and consumer loans based upon FICO scores and loan-to-value ratios (“LTV”).

The definitions of the commercial loan ratings are as follows:

•	Pass — loans in this category do not meet the criteria for classification in one of the categories below.
•

Special mention —loans in this category exhibit potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of a loan’s repayment prospects.

•

Classified — loans in this category range from: (1) loans that exhibit a well-defined weakness and are inadequately protected by the current sound worth and paying capacity of the borrower, and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected to (2) loans with weaknesses that make collection or liquidation in full unlikely on the basis of current facts, conditions, and values. Classified loans can accrue interest or be placed on non-accrual depending on the Company’s evaluation of these factors.

Criticized loans include loans with a rating of special mention or classified.

For consumer loans, we monitor credit quality utilizing the borrower FICO scores to evaluate borrower’s credit payment history and current LTV of the underlying collateral to assess potential loss severity in the event of default. A loan to a borrower with a low FICO score (less than 660) is considered to be of higher risk than a loan to a borrower with a higher FICO score. The Company examines LTV migration and stratifies LTV into categories to monitor the risk in the loan classes. The Company periodically updates the property values of real estate collateral (for home equity and residential mortgages) to calculate current LTV ratios, adjusted based on home price indices compiled by the Case-Shiller Home Price Indices, or more often if events require (e.g., a loan secured by the collateral is placed on non-accrual). Further, a loan to a borrower with a high LTV ratio and a low FICO score is at greater risk of default than a loan to a borrower that has both a high LTV ratio and a high FICO score.

The following table summarizes commercial loans disaggregated by year of origination and by risk rating. The consumer loan LTV ratios and FICO scores by year of origination are also presented below. Following the Company’s adoption of CECL, prior period risk rating disclosures were not conformed to current disclosure requirements and will continue to be reported under previously applicable accounting guidance. The tables reflect the amortized cost basis of the loans. Accrued interest is reported separately from the loan’s amortized cost basis as accrued interest receivable (within other assets).

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Commercial Loans — Risk Rating by Class (dollars in millions)

	Term Loans by Origination Year							Revolving Loans Converted
Grade June 30, 2020	2020	2019	2018	2017	2016	2015 & Prior	Revolving Loans	to Term Loans	Total(1)
Commercial Finance
Pass	$2,397.8	$2,449.9	$2,470.7	$844.6	$365.4	$897.5	$4,425.3	$67.6	$13,918.8
Special Mention	110.7	75.0	76.2	32.4	8.7	73.9	453.9	—	830.8
Classified-accrual	57.3	114.0	53.7	174.7	64.8	186.5	471.1	3.0	1,125.1
Classified-non-accrual	—	87.9	35.8	10.9	27.8	78.2	79.0	—	319.6
Total Commercial Finance	2,565.8	2,726.8	2,636.4	1,062.6	466.7	1,236.1	5,429.3	70.6	16,194.3
Real Estate Finance
Pass	664.1	1,714.2	1,005.9	558.3	388.7	523.7	1,347.1	—	6,202.0
Special Mention	29.8	264.4	228.5	167.7	62.5	60.2	247.9	—	1,061.0
Classified-accrual	—	69.1	38.8	43.3	32.8	55.9	158.2	—	398.1
Classified-non-accrual	—	30.4	0.2	—	—	8.1	13.6	—	52.3
Total Real Estate Finance	693.9	2,078.1	1,273.4	769.3	484.0	647.9	1,766.8	—	7,713.4
Business Capital
Pass	964.8	1,608.4	1,026.5	443.9	179.3	45.9	20.5	0.6	4,289.9
Special Mention	33.8	95.3	73.2	36.8	21.9	2.3	—	—	263.3
Classified-accrual	30.4	156.8	114.1	47.2	20.4	4.8	—	—	373.7
Classified-non-accrual	2.8	24.4	23.5	16.5	8.3	3.2	0.1	—	78.8
Total Business Capital	1,031.8	1,884.9	1,237.3	544.4	229.9	56.2	20.6	0.6	5,005.7
Rail
Pass	—	1.0	—	—	3.1	55.4	—	—	59.5
Total Rail	—	1.0	—	—	3.1	55.4	—	—	59.5
Total Commercial Banking
Pass	4,026.7	5,773.5	4,503.1	1,846.8	936.5	1,522.5	5,792.9	68.2	24,470.2
Special Mention	174.3	434.7	377.9	236.9	93.1	136.4	701.8	—	2,155.1
Classified-accrual	87.7	339.9	206.6	265.2	118.0	247.2	629.3	3.0	1,896.9
Classified-non-accrual	2.8	142.7	59.5	27.4	36.1	89.5	92.7	—	450.7
Total Commercial Banking	4,291.5	6,690.8	5,147.1	2,376.3	1,183.7	1,995.6	7,216.7	71.2	28,972.9
Consumer and Community Banking (2)
Pass	347.4	198.8	114.6	82.5	55.4	83.5	11.1	—	893.3
Special Mention	0.8	9.6	2.0	0.5	—	2.0	—	—	14.9
Classified-accrual	24.8	1.4	9.2	13.7	13.0	17.5	0.3	—	79.9
Classified-non-accrual	—	—	0.6	—	—	0.7	—	—	1.3
Total Consumer Banking	373.0	209.8	126.4	96.7	68.4	103.7	11.4	—	989.4
Commercial Loans
Pass	4,374.1	5,972.3	4,617.7	1,929.3	991.9	1,606.0	5,804.0	68.2	25,363.5
Special Mention	175.1	444.3	379.9	237.4	93.1	138.4	701.8	—	2,170.0
Classified-accrual	112.5	341.3	215.8	278.9	131.0	264.7	629.6	3.0	1,976.8
Classified-non-accrual	2.8	142.7	60.1	27.4	36.1	90.2	92.7	—	452.0
Total Commercial Loans	$4,664.5	$6,900.6	$5,273.5	$2,473.0	$1,252.1	$2,099.3	$7,228.1	$71.2	$29,962.3
(1)	Amortized cost excludes accrued interest receivable of $52.7 million that is included in other assets, of which $7.7 million relates to loan modifications made in response to the COVID-19 pandemic.
(2)	Primarily SBA loans.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Commercial Loans — Risk Rating by Class (dollars in millions)

Grade:	Pass	Special Mention	Classified- accrual	Classified- non-accrual	PCI Loans(1)	Total
December 31, 2019
Commercial Banking
Commercial Finance	$12,601.1	$450.7	$614.3	$246.7	$—	$13,912.8
Real Estate Finance	5,007.0	341.0	6.3	0.4	27.8	5,382.5
Business Capital	4,527.5	233.1	217.0	60.9	—	5,038.5
Rail	59.6	—	—	—	—	59.6
Total Commercial Banking	22,195.2	1,024.8	837.6	308.0	27.8	24,393.4
Consumer Banking
Consumer and Community Banking - Primarily SBA Loans	589.6	2.4	33.9	0.2	—	626.1
Total Consumer Banking	589.6	2.4	33.9	0.2	—	626.1
Total	$22,784.8	$1,027.2	$871.5	$308.2	$27.8	$25,019.5
(1)	PCI Loans had $20.7 million of non-criticized loans and $7.1 million of criticized loans (special mention or classified).

The following table provides a summary of the consumer loan LTV distribution for primarily single-family residential (“SFR”) mortgage loans. The average LTV was 60% and 63% for the total consumer loans included below at June 30, 2020 and December 31, 2019, respectively. For loans granted payment deferral due to COVID-19, the average LTV was 64% at June 30, 2020.

Following the Company’s adoption of CECL, the comparative prior period financial information was not adjusted for the Consumer Loan LTV Distribution and will continue to be reported under previously applicable accounting guidance.

Consumer Loans LTV Distribution (dollars in millions)

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
LTV Range	2020	2019	2018	2017	2016	2015 & Prior	Revolving Loans	to Term Loans	Total(4)
June 30, 2020
Legacy Consumer Mortgages
Greater than 125%	$—	$—	$—	$—	$—	$53.6	$—	$0.5	$54.1
101% – 125%	—	—	—	—	—	85.2	—	1.8	87.0
80% – 100%	—	—	—	—	—	275.5	—	5.9	281.4
Less than 80%	—	—	—	—	—	1,533.2	—	40.9	1,574.1
Government-guaranteed(1)	—	—	—	—	—	23.7	—	—	23.7
No LTV available(2)	—	—	—	—	—	0.1	—	2.2	2.3
Total Legacy Consumer Mortgages	—	—	—	—	—	1,971.3	—	51.3	2,022.6
Consumer and Community Banking
Greater than 125%	—	—	—	—	—	—	0.1	—	0.1
101% – 125%	—	—	—	—	—	—	—	—	—
80% – 100%	27.6	60.9	18.6	1.8	0.3	1.7	4.2	—	115.1
Less than 80%	748.6	1,470.9	710.3	732.4	465.2	1,038.7	50.9	—	5,217.0
Government-guaranteed(1)	5.3	43.2	21.7	87.4	10.6	8.4	—	—	176.6
No LTV available(2)	0.1	0.1	0.3	0.4	0.2	1.0	1.8	—	3.9
No LTV required(3)	0.1	1.1	0.7	0.4	0.7	14.4	3.3	—	20.7
Total Consumer and Community Banking	781.7	1,576.2	751.6	822.4	477.0	1,064.2	60.3	—	5,533.4
Total Consumer Loans(4)	$781.7	$1,576.2	$751.6	$822.4	$477.0	$3,035.5	$60.3	$51.3	$7,556.0

(1)    Represents loans with principal repayments insured by the FHA and U.S. Department of Veterans Affairs (“VA”).

(2)    Represents primarily junior lien loans for which LTV is not available.

(3)    Represents overdrafts, personal lines of credit, unsecured loans and third-party guaranteed loans with servicer recourse option for which LTV is not required.

(4)    Amortized cost excludes accrued interest receivable of $26.4 million that was included in other assets, of which $6.0 million relates to loan modifications made in response to the COVID-19 pandemic.

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

The SFR amounts represent the carrying value, which differ from unpaid principal balances, and include the unamortized premiums or discounts. Prior to March 31, 2020, certain consumer SFR loans were “covered loans” for which the Company was eligible for reimbursement for a portion of certain future losses with indemnifications provided by the FDIC under LSAs. At December 31, 2019, the covered loans related to the FDIC-assisted transactions of First Federal Bank of California in December 2009 (“First Federal Transaction”) and La Jolla Bank, FSB in February 2010 (“La Jolla Transaction”) for which the indemnification period ended in December 2019 and February 2020, respectively. As of June 30, 2020, all of the LSAs have expired and there are no covered loans.

The average FICO score was 753 and 751 for the total consumer loans included below at June 30, 2020 and December 31, 2019, respectively. For loans granted forbearance arrangements due to COVID-19, the average FICO score of the borrowers (prior to entering the forbearance period) was 703 at June 30, 2020. The borrower’s FICO score is not impacted during the payment deferral period as a result of a loan modification made in response to the COVID-19 pandemic.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides a summary of the FICO score distribution for consumer loans by origination year and revolving loans.

Current FICO Score Distribution (dollars in millions)

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
Current FICO	2020	2019	2018	2017	2016	2015 & Prior	Revolving Loans	to Term Loans	Total(4)
June 30, 2020
Legacy Consumer Mortgages
Greater than or equal to 730	$—	$—	$—	$—	$—	$775.3	$—	$22.2	$797.5
Greater than or equal to 660 and less than 730	—	—	—	—	—	608.8	—	16.4	625.2
Less than 660	—	—	—	—	—	519.7	—	12.0	531.7
Government-guaranteed(1)	—	—	—	—	—	23.7	—	—	23.7
No FICO score available(2)	—	—	—	—	—	43.8	—	0.7	44.5
Total Legacy Consumer Mortgages	—	—	—	—	—	1,971.3	—	51.3	2,022.6
Consumer and Community Banking
Greater than or equal to 730	669.3	1,334.2	630.1	671.3	404.2	824.3	41.6	—	4,575.0
Greater than or equal to 660 and less than 730	101.1	185.1	87.9	55.9	52.6	137.8	13.7	—	634.1
Less than 660	4.4	13.0	10.5	5.5	7.9	59.4	4.0	—	104.7
Government-guaranteed(1)	5.3	43.2	21.7	87.4	10.6	8.3	—	—	176.5
No FICO score available(2)	1.5	—	0.7	1.9	1.0	20.2	0.2	—	25.5
FICO score not required(3)	0.1	0.7	0.7	0.4	0.7	14.2	0.8	—	17.6
Total Consumer and Community Banking	781.7	1,576.2	751.6	822.4	477.0	1,064.2	60.3	—	5,533.4
Total Consumer Loans(4)	$781.7	$1,576.2	$751.6	$822.4	$477.0	$3,035.5	$60.3	$51.3	$7,556.0

(1)     Represents loans with principal repayments insured by the FHA and VA.

(2)     Represents loans with no FICO score available due to borrower bankruptcy or limited credit history.

(3)     Represents overdrafts, personal lines of credit and third-party guaranteed loans with servicer recourse option for which FICO score is not required.

(4)     Amortized cost excluded accrued interest receivable of $26.4 million that was included in other assets, of which $6.0 million relates to loan modifications made in response to the COVID-19 pandemic.

Current FICO Score Distribution (dollars in millions)

	Covered Loans(3)		Non-covered Loans		Total Consumer
FICO Range	Non-PCI	PCI	Non-PCI	PCI	Loans
December 31, 2019
Legacy Consumer Mortgages
Greater than or equal to 730	$202.2	$98.6	$320.0	$252.5	$873.3
Greater than or equal to 660 and less than 730	71.3	98.8	123.2	324.7	618.0
Less than 660	16.8	89.8	51.0	370.5	528.1
Government-guaranteed(1)	—	—	24.5	—	24.5
No FICO score available(2)	17.5	6.5	5.2	8.4	37.6
Total Legacy Consumer Mortgages	307.8	293.7	523.9	956.1	2,081.5
Consumer and Community Banking
Greater than or equal to 730	—	—	3,319.0	—	3,319.0
Greater than or equal to 660 and less than 730	—	—	332.6	—	332.6
Less than 660	—	—	29.6	—	29.6
Government-guaranteed(1)	—	—	193.8	—	193.8
No FICO score available	—	—	21.8	—	21.8
FICO score not required(2)	—	—	1.1	—	1.1
Total Consumer and Community Banking	—	—	3,897.9	—	3,897.9
Total Consumer Banking	$307.8	$293.7	$4,421.8	$956.1	$5,979.4

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2020 and December 31, 2019, there was no remaining amount of negative amortization contractually permitted on consumer loans with terms that permitted negative amortization.

Past Due and Non-accrual Loans—

For additional information on reporting of past due and non-accrual loans, see discussion of the CARES Act and Interagency Statement in Note 1 – Business and Summary of Significant Accounting Policies. For loan modifications made in response to the COVID-19 pandemic, the loan maintains the borrower’s delinquency status that existed prior to entering the forbearance or deferment period and is frozen for the duration of the payment deferral period as no contractual payments are due.

The table that follows presents portfolio delinquency status, regardless of accrual/non-accrual classification:

Loans - Delinquency Status (dollars in millions)

	Past Due
	30-59	60-89	90 or more	Total Past Due	Current(1)	PCI Loans	Total(2)
June 30, 2020
Commercial Banking
Commercial Finance	$96.6	$79.2	$140.9	$316.7	$15,877.6	$—	$16,194.3
Real Estate Finance	51.9	78.0	32.5	162.4	7,551.0	—	7,713.4
Business Capital	91.4	102.9	46.2	240.5	4,765.2	—	5,005.7
Rail	—	—	—	—	59.5	—	59.5
Total Commercial Banking	239.9	260.1	219.6	719.6	28,253.3	—	28,972.9
Consumer Banking
Legacy Consumer Mortgages	98.5	32.4	75.3	206.2	1,816.4	—	2,022.6
Consumer and Community Banking	47.0	7.9	13.3	68.2	6,454.6	—	6,522.8
Total Consumer Banking	145.5	40.3	88.6	274.4	8,271.0	—	8,545.4
Total	$385.4	$300.4	$308.2	$994.0	$36,524.3	$—	$37,518.3
December 31, 2019
Commercial Banking
Commercial Finance	$58.7	$27.8	$49.0	$135.5	$13,777.3	$—	$13,912.8
Real Estate Finance	0.6	46.6	—	47.2	5,307.5	27.8	5,382.5
Business Capital	113.8	35.0	22.0	170.8	4,867.7	—	5,038.5
Rail	—	—	—	—	59.6	—	59.6
Total Commercial Banking	173.1	109.4	71.0	353.5	24,012.1	27.8	24,393.4
Consumer Banking
Legacy Consumer Mortgages	15.5	3.3	17.7	36.5	795.2	1,249.8	2,081.5
Consumer and Community Banking	16.4	3.3	7.6	27.3	4,496.7	—	4,524.0
Total Consumer Banking	31.9	6.6	25.3	63.8	5,291.9	1,249.8	6,605.5
Total	$205.0	$116.0	$96.3	$417.3	$29,304.0	$1,277.6	$30,998.9
(1)

The “Current” balance at June 30, 2020 includes $2.3 billion of loans with approved COVID-19 related payment deferment or forbearance (comprised of $1.6 billion Commercial Banking and $0.7 billion Consumer Banking loans) that are not classified as past due given no contractual payment is due during the deferment or forbearance period.  In addition, there are loans with COVID-19 related deferment or forbearance of approximately $90 million, $30 million, and $60 million in the 30-59,60-89, and 90 or more past due balances, respectively.

(2)

Before the adoption of CECL, PCI loans were categorized separately, as the balances represent an estimate of cash flows deemed to be collectible and therefore were not subject to past due or non-accrual status classification. Although these former PCI (now PCD) loans may have been contractually past due, we expected to fully collect the carrying values. As of June 30, 2020, total past due included $162 million of PCD loans previously excluded as PCI loans (within LCM), of which $55 million are 90 days or more past due.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth non-accrual loans, assets received in satisfaction of loans (OREO and repossessed assets) and loans 90 days or more past due and still accruing.

Loans on Non-Accrual Status (dollars in millions) (1)(2)

	December 31, 2019	CECL Adoption(3)	MOB Acquisition	January 1, 2020	June 30, 2020	With No Allowance Recorded(4)
Commercial Banking
Commercial Finance(5)	$246.7	$—	$61.1	$307.8	$319.6	$66.8
Business Capital	60.9	—	—	60.9	78.8	2.0
Real Estate Finance	0.4	0.6	—	1.0	52.3	13.6
Total Commercial Banking	308.0	0.6	61.1	369.7	450.7	82.4
Consumer Banking
Consumer and Community Banking	4.0	—	7.2	11.2	9.7	2.1
Legacy Consumer Mortgages(6)	14.3	81.6	—	95.9	96.0	9.4
Total Consumer Banking	18.3	81.6	7.2	107.1	105.7	11.5
Total	$326.3	$82.2	$68.3	$476.8	$556.4	$93.9
Repossessed assets and OREO(7)	20.1				15.3
Total non-performing assets	$346.4				$571.7
Commercial loans past due 90 days or more accruing	$ 25.6				$ 74.2
Consumer loans past due 90 days or more accruing	11.3				10.5
Total accruing loans past due 90 days or more	$36.9				$84.7
(1)	Interest recorded on non-accrual loans was $1.2 million and $1.6 million for the quarter and six months ended June 30, 2020, respectively.
(2)	Accrued interest that was reversed when the loan went to non-accrual status was $4.0 million and $4.9 million for the quarter and six months ended June 30, 2020.
(3)	CECL adoption is before the MOB Acquisition, detail of which is separately disclosed.
(4)	Includes loans that have been charged off to their net realizable value and loans where the collateral or enterprise value exceeds the expected pay off value.
(5)

Factored receivables within our Commercial Finance division do not accrue interest and therefore are not considered within non-accrual loan balances; however factored receivables are considered for credit provisioning purposes. Loans that are 90 or more days past due guaranteed by government agencies are not placed on non-accrual status.

(6)	June 30, 2020 balance includes $80.5 million of PCD loans that were previously classified as PCI loans and therefore historically were not subject to non-accrual classification.
(7)	Balances consist primarily of single-family residential OREO.

Payments received on non-accrual loans are generally applied first against outstanding principal, though in certain instances where the remaining recorded investment is deemed fully collectible, interest income is recognized on a cash basis.

Loans are in the process of foreclosure when repayment is expected to be provided substantially through the sale of the underlying real estate and the borrower is experiencing financial difficulty. The table below summarizes the residential mortgage loans in the process of foreclosure. Consistent with the government agency guidance, CIT has suspended residential property foreclosures and evictions until at least August 31, 2020 to single family homeowners due to the COVID-19 pandemic.

Loans in Process of Foreclosure (dollars in millions)

	June 30,	December 31,
	2020	2019
Loans in process of foreclosure(1)	$28.3	$38.9

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Impaired Loans (dollars in millions)

				Average Recorded Investment
December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year Ended December 31, 2019
With no related allowance recorded:
Commercial Banking
Commercial Finance	$46.5	$69.0	$—	$68.0
Business Capital	4.8	5.5	—	6.0
Real Estate Finance	—	—	—	1.6
Consumer Banking
Consumer and Community Banking	4.0	4.0	—	4.9
Legacy Consumer Mortgages	20.6	22.4	—	24.7
With an allowance recorded:
Commercial Banking
Commercial Finance	223.9	267.3	86.0	166.6
Business Capital	19.4	19.4	10.0	11.6
Real Estate Finance	—	—	—	0.8
Consumer Banking
Consumer and Community Banking	0.1	0.2	—	—
Legacy Consumer Mortgages	1.4	1.4	0.2	0.4
Total Impaired Loans(1)	320.7	389.2	96.2	284.6
Total Loans Impaired at Acquisition Date	1,277.6	1,936.1	17.4	1,504.4
Total	$1,598.3	$2,325.3	$113.6	$1,789.0
(1)	Interest income recorded for the year ended December 31, 2019 while the loans were impaired was approximately $2.1 million, of which none was recognized using the cash-basis method of accounting.

Loans Acquired with Deteriorated Credit Quality

Effective with the adoption of CECL, PCD loans are recorded at an initial amortized cost comprised of the sum of 1) the purchase price and 2) the estimate of credit losses which is recorded in the ACL. Subsequent to the initial recognition, PCD loans are accounted for under the same methodology as non-PCD loans. The following table provides a reconciliation of the purchase price and the unpaid principal balance / contractual cash flows owed to CIT as of the acquisition date for loans acquired during the respective period. For the period ended June 30, 2020, the PCD loans acquired related to the MOB Acquisition.

PCD Loans acquired during the period ended June 30, 2020 (dollars in millions)

	Commercial Banking	Consumer Banking	Total
Par Value (UPB)	$347.8	$58.4	$406.2
Allowance for Credit Losses (1)	(56.1)	(2.7)	(58.8)
(Discount) Premium	(9.0)	2.4	(6.6)
Purchase Price	$282.7	$58.1	$340.8
(1)

Under the CECL standard, the initial ACL recognized on PCD assets was $58.8 million, of which $38.6 million was charged-off for loans that had been written-off prior to acquisition (whether full or partial) or which met CIT’s charge-off policy at the time of acquisition. After considering loans that were immediately charged-off upon acquisition, the net impact was $20.2 million of additional PCD reserves on January 1.

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

PCI Loans (dollars in millions)

December 31, 2019	Carrying Value	Unpaid Principal Balance	Allowance for Loan Losses
Commercial Banking
Real Estate Finance	$27.8	$30.4	$9.8
Consumer Banking
Legacy Consumer Mortgages	1,249.8	1,905.7	7.6
Total	$1,277.6	$1,936.1	$17.4

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Accretable Yield

See the Company’s 2019 Form 10-K, Note 1 — Business and Summary of Significant Accounting Policies for further details. Changes in the accretable yield for PCI loans are summarized below. Prior to 2020, the changes in the accretable yield was presented for PCI loans. Due to CECL, PCI accounting was eliminated and superseded by PCD guidance.

Change in Accretable Yield (dollars in millions)

	Quarter Ended June 30,	Six Months Ended June 30,
	2019	2019
Balance, beginning of period	$863.6	$903.8
Accretion into interest income	(39.6)	(80.3)
Reclassification from non-accretable difference	4.3	6.7
Disposals and Other	(1.3)	(3.2)
Balance, end of period	$827.0	$827.0

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

The Interagency Statement and CARES Act offer some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. The CARES Act provides that financial institutions are not expected to designate a loan with payment accommodations granted due to COVID-19 as past due or non-accrual if the accommodation meets certain requirements and the loan was current on the date used to determine the borrower’s delinquency status for the purpose of providing the deferment. The Interagency Statement indicates that a lender can conclude that a borrower is not experiencing financial difficulty in accordance with regulatory guidance, if either (1) short-term (e.g., six months or less) modifications are made in response to the COVID-19 pandemic, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented under the Interagency Statement, or 30 days past-due or less as of December 31, 2019 under the CARES Act, if elected, or (2) the modification or deferral program is related to COVID-19 and mandated by the federal government or a state government (e.g., a state program that requires all institutions within that state to suspend mortgage payments for a specified period). Accordingly, any loan modification that meets either of these practical expedients would not automatically be considered a TDR because the borrower is presumed not to be experiencing financial difficulty at the time of the loan modification.

Modified loans that meet the definition of a TDR are subject to the Company's individually reviewed loans policy.

The following table presents recorded investment of TDRs, excluding those within a trial modification period of $1.9 million at June 30, 2020 and $5.5 million at December 31, 2019, and those previously classified as PCI at December 31, 2019:

TDRs (dollars in millions)

	June 30, 2020		December 31, 2019
	Recorded Investment	% Total TDR	Recorded Investment	% Total TDR
Commercial Banking	$106.2	83%	$129.5	87%
Consumer Banking	22.3	17%	19.3	13%
Total	$128.5	100%	$148.8	100%
Percent non-accrual	68%		71%

Modifications that are TDRs (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Recorded investment related to modifications qualifying as TDRs that occurred during the quarters and the six months ended	$15.4	$76.9	$55.4	$79.4
Recorded investment at the time of default of TDRs that experienced a payment default (payment default is one missed payment) during the quarters and six months ended and for which the payment default occurred within one year of the modification	$6.6	$15.9	$7.3	$16.5

There were $23.6 million of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs as of June 30, 2020 and December 31, 2019.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Modifications qualifying as TDRs based upon recorded investment at June 30, 2020 and December 31, 2019, were comprised of payment deferrals (52%) and covenant relief and/or other (48%). The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is presented below. The overall nature of modification programs were comparable in the prior periods.

▪

Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods.

▪

Interest rate reductions result in lower amounts of interest being charged to the customer but are a relatively small part of the Company’s restructuring programs. The weighted average change in interest rates for all TDRs occurring during the quarters ended June 30, 2020 and 2019 was not significant.

▪

Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during quarters ended June 30, 2020 and 2019 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs.

Except as it related to the modifications made for COVID-19 impacted borrowers, the other elements of the Company’s modification programs that are not TDRs do not have a significant impact on financial results given their relative size, or do not have a direct financial impact, as in the case of covenant changes.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 — ALLOWANCE FOR CREDIT LOSSES

The ACL and the allowance for off-balance sheet credit exposures are reported on the Condensed Consolidated Balance Sheets in the allowance for credit losses and in other liabilities, respectively. Provision for credit losses related to the loans and leases portfolio and the unfunded lending commitments are reported in the Consolidated Statements of Operations as provision for credit losses.

As described in Note 1 – Business and Summary of Significant Accounting Policies, the Company adopted CECL on January 1, 2020. The following tables reflect CIT’s adoption of CECL. The Company maintains an ACL for estimated credit losses in its HFI loan portfolio. For loan modifications that are payment deferrals made in response to the COVID-19 pandemic, the Company reserves for the estimated amount of accrued interest receivable that will not be recovered.

Allowance for Credit Losses and Recorded Investment in Loans (dollars in millions)

	Commercial Banking	Consumer Banking	Total	Commercial Banking	Consumer Banking	Total
	Quarter Ended June 30, 2020			Quarter Ended June 30, 2019
Balance - beginning of period	$937.6	$173.5	$1,111.1	$460.8	$26.7	$487.5
Provision for credit losses(1)	214.7	8.9	223.6	30.5	(1.9)	28.6
Other(2)	37.7	0.1	37.8	2.4	(0.4)	2.0
Gross charge-offs	(193.0)	(0.5)	(193.5)	(40.3)	(1.5)	(41.8)
Recoveries	23.1	0.6	23.7	10.2	0.9	11.1
Balance - end of period	$1,020.1	$182.6	$1,202.7	$463.6	$23.8	$487.4

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
Balance - beginning of period	$460.4	$22.2	$482.6	$460.2	$29.5	$489.7
CECL adoption(3)	74.7	148.9	223.6	-	-	-
Provision for credit losses(1)	723.6	13.9	737.5	65.6	(4.0)	61.6
Initial ACL recognized on PCD assets(4)	18.8	1.4	20.2	-	-	-
Other(2)	(35.7)	(2.1)	(37.8)	1.1	(0.7)	0.4
Gross charge-offs(4)	(253.8)	(2.7)	(256.5)	(79.2)	(2.2)	(81.4)
Recoveries	32.1	1.0	33.1	15.9	1.2	17.1
Balance - end of period	$1,020.1	$182.6	$1,202.7	$463.6	$23.8	$487.4

	Commercial Banking	Consumer Banking	Total	Commercial Banking	Consumer Banking	Total
	Allowance Balance at June 30, 2020			Allowance Balance at December 31, 2019
Loans individually evaluated for impairment	$107.9	$1.8	$109.7	$96.0	$0.2	$96.2
Loans collectively evaluated for impairment	912.2	180.8	1,093.0	354.6	14.4	369.0
PCI loans (5)	-	-	-	9.8	7.6	17.4
Allowance for credit losses	$1,020.1	$182.6	$1,202.7	$460.4	$22.2	$482.6
Allowance for off-balance sheet credit exposures	$79.8	$1.4	$81.2	$36.4	$0.7	$37.1
	Loans at June 30, 2020			Loans at December 31, 2019
Loans individually evaluated for impairment	$371.8	$28.2	$400.0	$294.6	$26.1	$320.7
Loans collectively evaluated for impairment	28,601.1	8,517.2	37,118.3	24,071.0	5,329.6	29,400.6
PCI loans(5)	-	-	-	27.8	1,249.8	1,277.6
Ending balance	$28,972.9	$8,545.4	$37,518.3	$24,393.4	$6,605.5	$30,998.9
Percent of loans to total loans	77.2%	22.8%	100.0%	78.7%	21.3%	100.0%
(1)

Included in the provision for credit losses was $(38.7) million and $36.4 million for the quarter and six months ended June 30,2020, respectively, related to the provision for off-balance sheet credit exposures, which is not part of the ACL and is offset in the “Other” line. The provision for the prior period was $(2.0) million and $(0.4) million for the quarter and six months ended June 30, 2019, respectively.

(2)

“Other” primarily includes the transfer of the “Allowance for off balance sheet credit exposures,” which represents credit loss reserves for unfunded lending commitments, DPA’s, and letters of credit, to other liabilities.

(3)	CECL adoption was before the MOB Acquisition.
(4)

Under the CECL standard, the initial ACL recognized on PCD assets was $58.8 million, of which $38.6 million was charged-off for loans that had been written-off prior to acquisition (whether full or partial) or which met CIT’s charge-off policy at the time of acquisition. After considering loans that were immediately charged-off upon acquisition, the net impact was $20.2 million of additional PCD reserves on January 1, 2020.

(5)

Represents PCI loans under ASC 310-30. PCI loans transitioned to PCD loans under CECL and are evaluated for impairment consistent with the non-PCD loans under the Company’s policies surrounding loans individually and collectively evaluated.

The ACL was $1,202.7 million as of June 30, 2020, compared to $482.6 million at December 31, 2019. The Provision for credit losses was $223.6 million and $737.5 million for the quarter and six months ended June 30, 2020, respectively, compared to $28.6 million and $61.6 million for the quarter and six months ended June 30, 2019. The significant increase in the ACL and the provision compared to the prior year periods reflects the continued impact of the global COVID-19 pandemic and the associated impact on the market environment across our portfolio under the CECL standard, and to a lesser extent the impact of the MOB Acquisition on January 1, 2020. Although considerably lower than the prior quarter, the provision for credit losses in the second quarter continued to reflect the impact of the COVID-19 pandemic and its adverse effect on the macroeconomic environment across our portfolio. The provision for credit losses in the second quarter included a $73 million net charge-off related to a single factoring customer in the retail industry in Commercial Finance within Commercial Banking. The global pandemic and ensuing

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

mandated closure of non-essential retailers led to the bankruptcy of the factoring customer.

In the second quarter of 2020, the allowance for off-balance sheet credit exposures decreased from $120.0 million at March 31, 2020 to $81.2 million at June 30, 2020, due to a reduction in commitments and other factors. During the first quarter, the increase from $37.1 million at December 31, 2019 was primarily driven by the impact of the COVID-19 virus and the associated effect under the CECL standard, as noted above.

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

Supplemental Lease Balance Sheet Information (dollars in millions)

	June 30,	December 31,
	2020	2019
ROU assets	$228.5	$194.9
Lease liabilities	275.4	242.6

Supplemental Cash Flow Information (dollars in millions):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$28.2	$21.7
ROU assets obtained in exchange for new lease liabilities	12.6	1.6

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

The table that follows presents lease income related to the Company’s operating and finance leases:

Lease Income (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease income – Operating leases	$189.0	$200.2	$386.8	$403.5
Variable lease income – Operating leases(1)	11.9	12.8	23.9	27.2
Rental income on operating leases	200.9	213.0	410.7	430.7
Interest income - Sales type and direct financing leases	39.5	49.9	83.2	99.1
Variable lease income included in Other non-interest income(2)	10.9	11.5	21.8	23.0
Leveraged lease income	2.6	2.3	5.2	4.2
Total lease income	$253.9	$276.7	$520.9	$557.0

(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.

(2)     Includes leased equipment property tax reimbursements due from customers of $4.8 million and $5.8 million for the quarters ended June 30, 2020 and 2019, respectively and $9.4 million and $11.9 million for the six months ended June 30, 2020 and 2019, respectively, as well as revenue related to insurance coverage on Business Capital leased equipment of $6.1 million and $5.6 million for the quarters ended June 30, 2020 and 2019, respectively, and $12.4 million and $11.0 million for the six months ended June 30, 2020 and 2019, respectively.

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

Carrying Value of Investment Securities (dollars in millions)

	June 30,	December 31,
	2020	2019
Available-for-sale Securities
Debt securities	$5,395.5	$6,011.8
Securities carried at fair value with changes in net income
Equity securities	-	47.2
Non-marketable securities(1)	261.0	217.8
Total investment securities	$5,656.5	$6,276.8
(1)

Non-marketable investments include restricted stock of the FRB and FHLB carried at cost of $228.6 million and $187.9 million at June 30, 2020 and December 31, 2019, respectively. The remaining non-marketable investments without readily determinable fair values measured under the measurement exception totaled $32.4 million and $29.9 million at June 30, 2020 and December 31, 2019, respectively.

Realized gains on AFS securities totaled $7.9 million and $1.3 million for the quarters ended June 30, 2020 and 2019, respectively, and $20.4 million and $2.4 million for the six months ended June 30, 2020 and 2019, respectively, and exclude losses from impairment.

The Company had $7.9 billion and $1.7 billion of interest-bearing cash at banks at June 30, 2020 and December 31, 2019, respectively, which are cash and cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on investments and interest-bearing cash.

Interest and Dividend Income (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income - debt securities(1)	$26.9	$48.0	$66.1	$96.0
Interest income - interest-bearing cash	1.8	8.3	7.4	22.8
Dividends - equity securities	1.0	2.2	2.2	4.9
Total interest and dividends	$29.7	$58.5	$75.7	$123.7

(1)	Includes interest income on securities purchased under agreement to resell.

The following table presents amortized cost and fair value of securities AFS.

Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency – Residential	$3,657.0	$115.0	$(0.4)	3,771.6
U.S. government/sponsored agency – Commercial	1,161.9	55.1	(0.7)	1,216.3
U.S. government/sponsored agency obligations	290.5	0.5	—	291.0
U.S. Treasury securities	62.3	—	—	62.3
Agency asset-backed securities	1.7	0.1	—	1.8
Corporate bonds - foreign(1)	52.7	—	(0.2)	52.5
Total debt securities AFS	$5,226.1	$170.7	$(1.3)	$5,395.5

December 31, 2019
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency – Residential	$4,766.4	$24.1	$(16.7)	$4,773.8
U.S. government/sponsored agency – Commercial	554.5	12.1	(1.8)	564.8
U.S. government/sponsored agency obligations	449.4	—	(5.4)	444.0
U.S. Treasury securities	11.2	0.1	—	11.3
Supranational securities	149.8	—	—	149.8
State & municipal bonds	1.0	—	—	1.0
Corporate bonds - foreign	65.9	1.2	—	67.1
Total debt securities AFS	$5,998.2	$37.5	$(23.9)	$6,011.8

(1)	There was $0.3 million of ACL under CECL as of June 30, 2020. The amortized cost is net of the ACL.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the debt securities AFS by contractual maturity dates.

Maturities - Debt Securities AFS (dollars in millions)

	June 30, 2020
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government/sponsored agency – Residential
After 5 through 10 years	$9.1	$9.6	2.66%
Due after 10 years	3,647.9	3,762.0	2.48%
Total	3,657.0	3,771.6	2.48%
Mortgage-backed securities — U.S. government/sponsored agency – Commercial
After 1 through 5 years	10.7	10.9	3.08%
After 5 through 10 years	343.3	371.3	2.59%
Due after 10 years	807.9	834.1	2.19%
Total	1,161.9	1,216.3	2.32%
U.S. government/sponsored agency obligations
After 1 through 5 years	75.0	75.0	0.69%
After 5 through 10 years	186.5	186.9	2.06%
Due after 10 years	29.0	29.1	2.83%
Total	290.5	291.0	1.78%
U.S. Treasury securities
Due in 1 year or less	57.3	57.3	0.19%
After 1 through 5 years	5.0	5.0	0.53%
Total	62.3	62.3	0.22%
Agency asset-backed securities
Due after 10 years	1.7	1.8	2.24%
Total	1.7	1.8	2.24%
Corporate bonds — foreign
Due in 1 year or less	52.7	52.5	6.11%
Total	52.7	52.5	6.11%
Total debt securities AFS	$5,226.1	$5,395.5	2.41%

At June 30, 2020 and December 31, 2019, certain securities AFS were in unrealized loss positions. The following table summarizes by investment category the gross unrealized losses, respective fair value and length of time that those securities have been in a continuous unrealized loss position for which an ACL has not been recorded.

Gross Unrealized Loss (dollars in millions)

	June 30, 2020
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency - Residential	$113.6	$(0.2)	$6.9	$(0.2)
U.S. government/sponsored agency - Commercial	44.0	(0.7)	—	—
Total debt securities AFS	$157.6	$(0.9)	$6.9	$(0.2)

	December 31, 2019
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency - Residential	$1,396.5	$(4.6)	$861.3	$(12.1)
U.S. government/sponsored agency - Commercial	282.7	(1.7)	17.6	(0.1)
U.S. government/sponsored agency obligations	398.9	(5.4)	—	—
Total debt securities AFS	$2,078.1	$(11.7)	$878.9	$(12.2)

Securities Carried at Fair Value with Changes Recorded in Net Income

As of June 30, 2020, equity securities were carried at an insignificant fair value, with an amortized cost of $0.4 million and unrealized losses were $0.4 million. As of December 31, 2019, the fair value and amortized cost of equity securities were $47.2 million and $48.2 million, respectively, and unrealized losses were $1.0 million.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Impairment of Investment Securities

There were no impairment losses recognized in 2020 and there were no Other Than Temporary Impairment losses recognized in 2019.

There were no adjustments related to impairment for securities without readily determinable fair values measured under the measurement exception. There were immaterial unrealized losses on non-marketable investments.

Pledged Securities

Securities with a carrying value of $2,891.9 million were pledged as of June 30, 2020 to secure public funds, FHLB financing availability, and derivative contracts and for other purposes as required or permitted by law. Securities with a carrying value of $50.4 million were pledged as of December 31, 2019 to secure FHLB financing availability.

NOTE 7 — DEPOSITS

The following table provides detail on deposit types. The deposit balance in the current period reflects the MOB Acquisition, as described in Note 2 – Acquisition and Discontinued Operations.

Deposits — Deposit types (dollars in millions)

	June 30,	December 31,
	2020	2019
Interest-bearing	$42,703.8	$33,546.4
Non-interest bearing	3,111.4	1,593.1
Total deposits	$45,815.2	$35,139.5

The following table presents the maturity profile of time deposits.

Deposits —Maturities (dollars in millions)

June 30,
Time deposits, remaining contractual maturity:	2020
Within one year	$9,188.3
One to two years	1,666.2
Two to three years	362.6
Three to four years	562.9
Four to five years	554.8
Over five years	47.2
Total Time deposits	$12,382.0

The following table presents the maturity profile of time deposits with a denomination of $100,000 or more.

Time Deposits $100,000 or More (dollars in millions)

June 30,
2020
Time Deposits:
Three months or less	$1,813.8
After three months through six months	1,428.4
After six months through twelve months	3,748.2
After twelve months	2,783.4
Total	$9,773.8

The Company also had aggregate time deposits of $2,681.7 million and $2,284.3 million in denominations of more than $250,000 at June 30, 2020 and December 31, 2019, respectively.

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

Consolidated VIEs

At June 30, 2020 and December 31, 2019, there were no consolidated VIEs.

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

Unconsolidated VIEs Carrying Value (dollars in millions)

	June 30, 2020		December 31, 2019
	Securities	Partnership Investment	Securities	Partnership Investment
Agency securities	$4,989.8	$—	$5,338.6	$—
Tax credit equity investments	—	310.3	—	277.1
Equity investments	—	100.6	—	84.0
Total Assets	$4,989.8	$410.9	$5,338.6	$361.1
Commitments to tax credit investments(1)	$—	$142.0	$—	$120.1
Total Liabilities	$—	$142.0	$—	$120.1
Maximum loss exposure	$4,989.8	$410.9	$5,338.6	$361.1
(1)

Represents commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand and are recorded in other liabilities.

NOTE 9 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	June 30, 2020			December 31, 2019
	CIT Group Inc.	Subsidiaries	Total	Total
Unsecured borrowings:
Senior	$3,924.7	$312.8	$4,237.5	$3,967.9
Subordinated notes	494.6	-	494.6	494.4
Secured borrowings:
FHLB advances	-	2,850.0	2,850.0	1,650.0
Other secured and structured financings	-	15.8	15.8	361.1
Total borrowings	$4,419.3	$3,178.6	$7,597.9	$6,473.4

Unsecured Borrowings

Revolving Credit Facility

The Revolving Credit Facility had a total commitment amount of $300 million at June 30, 2020, which was reduced from a total commitment amount of $400 million at December 31, 2019. The applicable margin charged under the facility is 1.75% for LIBOR Rate loans and 0.75% for Base Rate loans. The facility was amended during the first quarter of 2020 to extend the final maturity date of the lenders’ commitments from March 1, 2021 to November 1, 2021, reduce the Tier 1 capital ratio requirement and lower the applicable margin.

The Revolving Credit Facility includes a covenant that requires that the Company maintain a minimum Tier 1 capital ratio of 8.5%. At June 30, 2020, the Revolving Credit Facility was unsecured and was guaranteed by three of the Company’s domestic operating subsidiaries. In addition, the applicable required minimum guarantor asset coverage ratio ranges from 1.0:1.0 to 1.5:1.0 based on CIT’s credit ratings and was 1.25:1.00 at June 30, 2020.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The Revolving Credit Facility may be drawn, prepaid and redrawn at the option of CIT. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty. The $300 million total commitment amount consisted of a $200 million revolving loan tranche and a $100 million revolving loan tranche that can also be utilized for issuance of letters of credit. At June 30, 2020, approximately $39 million was utilized for CIT’s issuances of letters of credit.

Senior Unsecured Notes

On June 19, 2020, CIT Group Inc. (i.e. parent) issued $500 million aggregate principal amount of 3.929% senior unsecured fixed-to-floating rate notes due 2024 (the "Notes"). Beginning June 19, 2023 until the maturity date, the Notes will bear interest at a floating rate based on SOFR plus a margin of 3.827% payable quarterly in arrears if not called.

During the second quarter of 2020, CIT Bank initiated and completed a cash tender offer to purchase bank notes due in 2025, with $234.8 million tendered. Such tendering holders received the purchase price in the amount of $930 for each $1,000 principal amount of bank notes tendered, plus accrued and unpaid interest. CIT recognized a gain of approximately $15 million on the tender.

Subordinated Unsecured Notes

The principal amounts and maturity dates of the subordinated unsecured notes remained unchanged from December 31, 2019. See Note 10 – Borrowings in the 2019 Form 10-K.

Secured Borrowings

At June 30, 2020, the Company had pledged $15.1 billion of assets to several financing facilities (including collateral for the FRB discount window that is currently not drawn) which included $12.4 billion of loans and $2.7 billion of investment securities. Under the FHLB Facility, CIT Bank, N.A. may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that CIT Bank, N.A. is in compliance with the collateral maintenance requirement immediately following such disposition and all other requirements of the facility at the time of such disposition.

FHLB Advances

As of June 30, 2020, the Company had $8,636.5 million of financing availability with the FHLB, of which $5,786.5 million was unused and available. Included in the financing availability, was $2,513.8 million of availability related to High Quality Liquid Securities of $2,702.3 million for which there were no outstanding borrowings. FHLB Advances at June 30, 2020 and December 31, 2019 had weighted average rates of 0.60% and 2.04%, respectively. FHLB Advances and pledged assets at June 30, 2020, were $2,850.0 million and $10,340.3 million, respectively. FHLB Advances and pledged assets at December 31, 2019, were $1,650.0 million and $6,987.6 million, respectively.

FHLB Balances (dollars in millions)

				December 31,
	June 30, 2020			2019
	Lending Assets	High Quality Liquid Securities	Total	Total
Total borrowing capacity	$6,122.7	$2,513.8	$8,636.5	$6,350.5
Less:
Advances	(2,850.0)	—	(2,850.0)	(1,650.0)
Available capacity	$3,272.7	$2,513.8	$5,786.5	$4,700.5

Pledged assets(1)	$7,638.0	$2,702.3	$10,340.3	$6,987.6
Weighted Average Rate			0.60%	2.04%
(1)	December 31, 2019 pledged assets included $50.4 million of High Quality Liquid Securities.

Other Secured and Structured Financings

Other secured (other than FHLB) and structured financings of CIT-owned subsidiaries totaled $15.8 million and $361.1 million at June 30, 2020 and December 31, 2019, respectively. Pledged assets related to these borrowings totaled $1,578.1 million and $2,205.9 million at June 30, 2020 and December 31, 2019, respectively. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. The outstanding secured and structured financings as of June 30, 2020 had a weighted average rate of 3.76%, with rates ranging from 3.57% to 4.41%, compared to a weighted average rate of 3.03% at December 31, 2019.

FRB

There were no outstanding borrowings with the FRB Discount Window at June 30, 2020 and December 31, 2019.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10 — DERIVATIVE FINANCIAL INSTRUMENTS

See Note 1 — Business and Summary of Significant Accounting Policies in the Company’s 2019 Form 10-K for the description of its derivative products and transaction policies.

The following table presents notional amount and fair value of derivative financial instruments on a gross basis.

Notional Amount and Fair Value of Derivative Financial Instruments (dollars in millions)

	June 30, 2020			December 31, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments (Qualifying hedges)
Foreign exchange contracts	$44.6	$-	$(0.5)	$676.3	$-	$(10.6)
Interest rate contracts(1)(3)	500.0	-	-	1,250.0	-	-
Total derivatives designated as hedging instruments	544.6	-	(0.5)	1,926.3	-	(10.6)
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts(1)(3)	20,763.9	540.6	(81.7)	17,588.1	176.9	(14.5)
Foreign exchange contracts	250.6	3.8	(7.4)	982.9	13.7	(6.1)
Other contracts(2)	872.1	0.7	(1.6)	714.7	0.1	(0.8)
Total derivatives not designated as hedging instruments	21,886.6	545.1	(90.7)	19,285.7	190.7	(21.4)
Gross derivatives fair values presented in the Consolidated Balance Sheets	$22,431.2	$545.1	$(91.2)	$21,212.0	$190.7	$(32.0)
Less: Gross amounts offset in the Consolidated Balance Sheets		-	-		-	-
Net amount presented in the Consolidated Balance Sheet		545.1	(91.2)		190.7	(32.0)
Less: Amounts subject to master netting agreements(4)		(2.8)	2.8		(11.8)	11.8
Less: Cash collateral pledged (received) subject to master netting agreements(5)		(0.3)	57.7		(1.2)	14.3
Total net derivative fair value		$542.0	$(30.7)		$177.7	$(5.9)

(1)	Fair value balances include accrued interest.
(2)	Other derivative contracts not designated as hedging instruments include risk participation agreements.
(3)

The Company accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market”. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. Gross amounts of recognized assets and liabilities were lowered by $14.8 million and $425.2 million, respectively at June 30, 2020 and $16.2 million and $142.8 million, respectively at December 31, 2019.

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

Gains (Losses) on Qualifying Hedges (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Recognized on derivatives	$(1.2)	$3.6	$4.9	$4.6
Recognized on hedged item	1.2	(3.6)	(4.9)	(4.6)
Net recognized on fair value hedges (No ineffectiveness)	$-	$-	$-	$-

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the carrying value of hedged items and associated cumulative hedging adjustment related to fair value hedges.

Cumulative Fair Value Hedging Adjustments (dollars in millions)

		Cumulative Fair Value Hedging Adjustment Included in the Carrying Value of Hedged Items
	Carrying Value of Hedged Items(1)	Currently Designated	No Longer Designated
June 30, 2020
Long-term Debt	$1,538.1	$5.7	$2.3
December 31, 2019
Long-term Debt	$1,747.0	$2.1	$1.5

(1)	Carrying value includes $1,033.5 million and $499.4 million of carrying value of hedged items no longer designated as of June 30, 2020 and December 31, 2019, respectively.

The following table presents the pre-tax net gains (losses) recorded in the condensed consolidated statements of income and in the consolidated statements of comprehensive income relating to derivatives designated as net investment hedges:

Pre-tax Net Gains (Losses) Relating to Derivatives Designated as Net Investment Hedges (dollars in millions)

		Amounts
	Amounts	recorded in Other
	reclassified from	Comprehensive	Total change in
	AOCI to income	Income	AOCI for period
Contract Type
Quarter Ended June 30, 2020
Foreign currency forward contracts - net investment hedges	$-	$(0.5)	$(0.5)
Quarter Ended June 30, 2019
Foreign currency forward contracts - net investment hedges	$-	$(10.5)	$(10.5)
Six Months Ended June 30, 2020
Foreign currency forward contracts - net investment hedges	$-	$0.5	$0.5
Six Months Ended June 30, 2019
Foreign currency forward contracts - net investment hedges	$-	$(23.8)	$(23.8)

Non-Qualifying Hedges

The following table presents gains (losses) of non-qualifying hedges recognized as other non-interest income on the condensed consolidated statements of income:

Gains (Losses) on Non-Qualifying Hedges (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest rate contracts	$6.6	$4.5	$6.6	$4.6
Foreign currency forward contracts	(8.5)	11.3	2.4	24.6
Other contracts	1.5	0.2	(0.9)	0.3
Total non-qualifying hedges - income statement impact	$(0.4)	$16.0	$8.1	$29.5

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

The Company considered the impact of the COVID-19 pandemic on the markets related to the Company’s assets and liabilities for the purpose of fair value measurement. The Company observed increased volatility in those markets with significant effects on market prices and interest rates, in addition to significant decreases in the level of activity in the markets for its assets and liabilities. However, the Company did not identify persuasive evidence to conclude that the markets were not orderly. As a result, the fair value of the Company’s assets and liabilities were measured based on market conditions that existed as of June 30, 2020.

Disclosures that follow in this note exclude assets and liabilities classified as discontinued operations.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s assets and liabilities measured at estimated fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
June 30, 2020
Assets
Residential MBS – U.S. government/sponsored agency	$3,771.6	$—	$3,771.6	$—
U.S. treasury securities	62.3	57.1	5.2	—
Other securities	1,561.6	—	1,509.1	52.5
Total debt securities AFS	5,395.5	57.1	5,285.9	52.5

Interest rate contracts — non-qualifying hedges	540.6	—	539.3	1.3
Other derivative — non-qualifying hedges	4.5	—	3.8	0.7
Total derivative assets at fair value — non-qualifying hedges(1)	545.1	—	543.1	2.0
Total	$5,940.6	$57.1	$5,829.0	$54.5
Liabilities
Interest rate contracts — non-qualifying hedges	$(81.7)	$—	$(81.7)	$—
Other derivative— non-qualifying hedges	(9.0)	—	(7.4)	(1.6)
Total derivative liabilities at fair value — non-qualifying hedges(1)	(90.7)	—	(89.1)	(1.6)
Foreign currency forward contracts — net investment qualifying hedges	(0.5)	—	(0.5)	—
Total derivative liabilities at fair value — qualifying hedges	(0.5)	—	(0.5)	—
Total	$(91.2)	$—	$(89.6)	$(1.6)
December 31, 2019
Assets
Residential MBS – U.S. government/sponsored agency	$4,773.8	$—	$4,773.8	$—
U.S. treasury securities	11.3	4.7	6.6	—
Other securities	1,226.7	—	1,159.6	67.1
Total debt securities AFS	6,011.8	4.7	5,940.0	67.1
Securities carried at fair value with changes recorded in net income	47.2	0.1	47.1	—

Interest rate contracts — non-qualifying hedges	176.9	—	176.7	0.2
Other derivative — non-qualifying hedges	13.8	—	13.7	0.1
Total derivative assets at fair value — non-qualifying hedges(1)	190.7	—	190.4	0.3
Total	$6,249.7	$4.8	$6,177.5	$67.4
Liabilities
Interest rate contracts — non-qualifying hedges	$(14.5)	$—	$(14.5)	$—
Other derivative— non-qualifying hedges	(6.9)	—	(6.1)	(0.8)
Total derivative liabilities at fair value — non-qualifying hedges(1)	(21.4)	—	(20.6)	(0.8)
Foreign currency forward contracts — net investment qualifying hedges	(10.6)	—	(10.6)	—
Total derivative liabilities at fair value — qualifying hedges	(10.6)	—	(10.6)	—
FDIC True-up liability	(68.8)	—	—	(68.8)
Total	$(100.8)	$—	$(31.2)	$(69.6)
(1)	Derivative fair values include accrued interest.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

FDIC True-up Liability — The FDIC True-up liability was recorded at estimated fair value as of the date of the OneWest transaction related to the FDIC-assisted transaction of La Jolla and was measured at fair value at each reporting date until the contingency is resolved. Due to the significant unobservable inputs used, these measurements were classified as Level 3. The FDIC True-up liability was settled in April 2020.

The following tables summarize information about significant unobservable inputs related to the Company’s categories of Level 3 financial assets and liabilities measured on a recurring basis.

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
June 30, 2020
Assets
Debt Securities — AFS	$52.5	Discounted cash flow	Discount Rate	8.5% - 8.5%	8.5%
Derivative assets — non qualifying	2.0	Internal valuation model	Borrower Rate	2.5% - 4.4%	3.1%
Total Assets	$54.5
Liabilities
Derivative liabilities — non-qualifying	$(1.6)	Internal valuation model
Total Liabilities	$(1.6)
December 31, 2019
Assets
Debt Securities — AFS	$67.1	Discounted cash flow	Discount Rate	6.0% - 6.2%	6.0%
Derivative assets — non qualifying	0.3	Internal valuation model	Borrower Rate	2.8% - 5.0%	3.6%
Total Assets	$67.4
Liabilities
FDIC True-up liability	$(68.8)	Discounted cash flow	Discount Rate	2.2%	2.2%
Derivative liabilities — non-qualifying	(0.8)	Internal valuation model
Total Liabilities	$(69.6)

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3).

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Derivative Assets- Non- Qualifying	Derivative Liabilities- Non- Qualifying	FDIC True-up Liability
Balance as of December 31, 2019	$67.1	$0.3	$(0.8)	$(68.8)
Included in earnings	(0.3)	1.7	(0.8)	(0.2)
Included in comprehensive income	(1.3)	—	—	—
Maturity	(13.0)			69.0
Balance as of June 30, 2020	$52.5	$2.0	$(1.6)	$0.0
Balance as of December 31, 2018	$65.9	$0.4	$—	$(66.9)
Included in earnings	—	—	(0.1)	(0.9)
Included in comprehensive income	1.4	—	—	—
Balance as of June 30, 2019	$67.3	$0.4	$(0.1)	$(67.8)

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

Carrying Value of Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

		Fair Value Measurements at Reporting Date Using:
	Carrying Value	Level 1	Level 2	Level 3	Total Gains (Losses)
June 30, 2020
Assets held for sale	$22.4	$—	$1.6	$20.8	$(3.6)
Loans	88.3	—	—	88.3	(51.5)
Mortgage Servicing Rights	6.0	—	—	6.0	(3.4)
Total	$116.7	$—	$1.6	$115.1	$(58.5)
December 31, 2019
Assets held for sale	$22.6	$—	$1.9	$20.7	$2.2
Impaired loans	244.8	—	—	244.8	(73.5)
Tax credit investments	82.0	—	—	82.0	(5.1)
Total	$349.4	$—	$1.9	$347.5	$(76.4)

The methods and assumptions used to estimate the fair value of each class of financial instruments measured at fair value on a non-recurring basis are as follows:

Assets Held for Sale — The fair value of Level 2 assets was primarily estimated based on the prices of recent trades of similar assets. The carrying value of level 3 assets approximates fair value.

Loans – ACL is established for an excess of amortized cost of loans over the fair value of the underlying collateral less costs to sell. The fair value of these loans is classified as Level 3 as the fair value of underlying collateral is estimated primarily based on third party appraisals discounted based on the Company’s experience with liquidation value or other valuation techniques such as income, market and cost approaches.

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

Carrying Value and Fair Value of Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
June 30, 2020
Financial Assets
Cash and interest bearing deposits	$8,080.3	$8,080.3	$—	$—	$8,080.3
Assets held for sale (excluding leases)	82.6	—	24.6	58.6	83.2
Loans (excluding leases)(1)	34,049.6	—	1,108.6	33,150.2	34,258.8
Securities purchased under agreements to resell	100.0	—	100.0	—	100.0
Investment securities(2)	261.0	—	—	261.0	261.0
Financial Liabilities
Deposits(3)	(45,831.2)	—	—	(46,045.6)	(46,045.6)
Borrowings(3)	(7,672.4)	—	(7,769.4)	(18.3)	(7,787.7)
Credit balances of factoring clients	(989.1)	—	—	(989.1)	(989.1)
December 31, 2019
Financial Assets
Cash and interest bearing deposits	$2,685.6	$2,685.6	$—	$—	$2,685.6
Assets held for sale (excluding leases)	29.6	—	7.5	22.2	29.7
Loans (excluding leases)(1)	28,297.4	—	1,114.5	27,684.3	28,798.8
Securities purchased under agreement to resell	950.0	—	950.0	—	950.0
Investment securities(2)	217.8	—	—	217.8	217.8
Financial Liabilities
Deposits(3)	(35,156.2)	—	—	(35,263.8)	(35,263.8)
Borrowings(3)	(6,549.6)	—	(6,532.0)	(365.2)	(6,897.2)
Credit balances of factoring clients	(1,176.2)	—	—	(1,176.2)	(1,176.2)
(1)	Carrying value of loans (excluding leases) is net of the ACL.
(2)

Non-marketable investments carried at cost. See Assets and Liabilities Measured at Fair Value on a Recurring Basis in this note above for debt securities AFS and securities carried at fair value with changes recorded in net income.

(3)	Deposits and borrowings include accrued interest, which is included in Other liabilities.

The methods and assumptions used to estimate the fair value of each class of financial instruments not measured at fair value are as follows:

Loans

▪

Commercial and Consumer Loans — Commercial loans are generally valued individually and consumer loans are valued using cohort level assumptions. As there is no liquid secondary market for most loans, the fair value was estimated based primarily on analysis that used significant Level 3 inputs. See Note 1 – Business and Summary of Significant Accounting Policies in the Company's 2019 Form 10-K for details on significant inputs and valuation techniques.

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

Deposits — The estimated fair value of deposits with no stated maturity, such as demand deposit accounts, money market accounts, and savings accounts was the amount payable on demand at the reporting date. The fair value of time deposits was estimated based on a discounted cash flow technique using Level 3 inputs appropriate to the contractual maturity.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Borrowings

The Level 2 fair value of borrowings included:

▪	Unsecured debt — consists of both senior debt and subordinated debt. Unsecured debt was valued using observable market prices of identical instruments.
▪

Secured borrowings — consists of FHLB advances. The estimated fair value of FHLB advances was based on a discounted cash flow technique. The cash flows were calculated using the contractual features of the advance and then discounted using observable market interest rates.

▪

Securities sold under agreements to repurchase - The fair value of securities sold under agreements to repurchase (repo) was determined using a discounted cash flow technique. Observable interest rates appropriate to the maturity and underlying collateral are used for discounting the estimated cash flows.

The Level 3 fair value of borrowings included:

▪

Secured borrowings — consists of structured financings and other secured borrowings. The fair value of structured financings was estimated based on a discounted cash flow technique using observable market interest rates adjusted for estimated spreads. The fair value of other secured borrowings was estimated based on unobservable inputs.

Credit balances of factoring clients — The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances, therefore, the carrying value approximated fair value, and the credit balances were classified as Level 3.

NOTE 12 — STOCKHOLDERS' EQUITY

In conjunction with the MOB Acquisition, consideration paid included the issuance of approximately 3.1 million shares of CIT Group Inc. common stock. A roll forward of common stock activity is presented in the following table.

Number of Shares of Common Stock

	Issued	Less Treasury	Outstanding
Common stock - December 31, 2019	162,188,287	(67,445,723)	94,742,564
Common stock issuance - acquisition	-	3,094,697	3,094,697
Restricted stock issued	808,785	-	808,785
Shares held to cover taxes on vesting restricted shares and other	-	(301,153)	(301,153)
Employee stock purchase plan participation	102,575	-	102,575
Common stock - June 30, 2020	163,099,647	(64,652,179)	98,447,468

Accumulated Other Comprehensive Income (Loss) ("AOCI")

The following table details the components of AOCI, net of tax:

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	June 30, 2020			December 31, 2019
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(2.8)	$(7.3)	$(10.1)	$(1.9)	$(7.2)	$(9.1)
Changes in benefit plans net loss and prior service (cost)/credit	(47.4)	(2.3)	(49.7)	(51.3)	(1.3)	(52.6)
Net gains (loss) on securities AFS(1)	169.6	(44.0)	125.6	13.6	(4.0)	9.6
Total other accumulated comprehensive income (loss)	$119.4	$(53.6)	$65.8	$(39.6)	$(12.5)	$(52.1)
(1)	ACL related to securities AFS was immaterial as of June 30, 2020.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (dollars in millions)

	Foreign currency translation adjustments	Changes in benefit plan net gain (loss) and prior service (cost) credit	Unrealized net gains (losses) on AFS securities	Total AOCI
Balance as of December 31, 2019	$(9.1)	$(52.6)	$9.6	$(52.1)
AOCI activity before reclassifications	(1.0)	2.6	131.2	132.8
Amounts reclassified from AOCI	—	0.3	(15.2)	(14.9)
Net current period AOCI	(1.0)	2.9	116.0	117.9
Balance as of June 30, 2020	$(10.1)	$(49.7)	$125.6	$65.8

Balance as of December 31, 2018	$(20.9)	$(70.2)	$(87.2)	$(178.3)
AOCI activity before reclassifications	10.2	2.2	102.6	115.0
Amounts reclassified from AOCI	—	—	(1.8)	(1.8)
Net current period AOCI	10.2	2.2	100.8	113.2
Balance as of June 30, 2019	$(10.7)	$(68.0)	$13.6	$(65.1)

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Comprehensive Income

The amounts included in the Condensed Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after-tax components of other comprehensive income.

Before- and After-Tax components of OCI (dollars in millions)

Quarters Ended June 30,	2020			2019
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement Line Item
Foreign currency translation adjustments losses
AOCI activity before reclassification	$(0.3)	$0.2	$(0.1)	$1.8	$2.7	$4.5
Net change	(0.3)	0.2	(0.1)	1.8	2.7	4.5

Changes in benefit plan net gain/(loss) and prior service (cost)/credit losses
AOCI activity before reclassification	(0.1)	0.1	0.0	—	—	—
Reclassifications Out of AOCI	0.2	(0.1)	0.1	—	—	—	Operating expenses
Net change	0.1	—	0.1	—	—	—

Unrealized net gains on securities AFS
AOCI activity before reclassification	6.7	(1.8)	4.9	76.4	(19.8)	56.6
Reclassifications Out of AOCI	(7.9)	2.0	(5.9)	(1.3)	0.3	(1.0)	Other non-interest income
Net change	(1.2)	0.2	(1.0)	75.1	(19.5)	55.6
Net current period AOCI	$(1.4)	$0.4	$(1.0)	$76.9	$(16.8)	$60.1

Six Months Ended June 30,	2020			2019
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement Line Item
Foreign currency translation adjustments gains
AOCI activity before reclassification	$(0.9)	$(0.1)	$(1.0)	$4.1	$6.1	$10.2
Net change	(0.9)	(0.1)	(1.0)	4.1	6.1	10.2
Changes in benefit plan net loss and prior service (cost)/credit losses
AOCI activity before reclassification	3.5	(0.9)	2.6	2.9	(0.7)	2.2
Reclassifications Out of AOCI	0.4	(0.1)	0.3	—	—	—	Operating expenses
Net change	3.9	(1.0)	2.9	2.9	(0.7)	2.2
Unrealized net gains on securities AFS
AOCI activity before reclassification	176.4	(45.2)	131.2	138.4	(35.8)	102.6
Reclassifications Out of AOCI	(20.4)	5.2	(15.2)	(2.4)	0.6	(1.8)	Other non-interest income
Net change	156.0	(40.0)	116.0	136.0	(35.2)	100.8
Net current period AOCI	$159.0	$(41.1)	$117.9	$143.0	$(29.8)	$113.2

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 — REGULATORY CAPITAL

The Company and the Bank are each subject to various regulatory capital requirements administered by the FRB and the OCC. Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank each maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. We compute capital ratios in accordance with Federal Reserve capital guidelines and OCC capital rules for assessing adequacy of capital for the Company and CIT Bank, respectively. The regulatory capital rules applicable to the Company and the Bank were the Basel III Rule and the Simplification Final Rule for the period ended June 30, 2020, and the Basel III Rule and the Transition Final Rule for the period ended December 31, 2019. CIT and CIT Bank are also subject to certain capitalization levels based on Regulation Y for Bank Holding Companies (“BHC”) and Change in Bank Control and the FDIC’s Prompt Corrective Action (“PCA”) framework. CIT Group and CIT Bank capital ratios were all in excess of minimum capital ratios to be considered well-capitalized under Regulation Y and the PCA framework, respectively, at June 30, 2020 and December 31, 2019.

In March 2020, the OCC, FRB and FDIC collectively issued an interim final rule on the Revised CECL Transition Rule for regulatory capital. The Revised CECL Transition Rule provides banking organizations that implement CECL during the 2020 calendar year with the option to delay for two years the impact of CECL’s effect on regulatory capital, followed by a three-year transition period. During the first two years of the transition period, CIT will delay the day one impact of CECL to retained earnings ($82.4 million), plus a scaling factor of 25 percent of the change in the Adjusted Allowance for Credit Losses (“AACL”) from initial CECL implementation to the end of the quarter, excluding the impact of the initial non-PCD charge related to MOB, or $447.5 million times 25 percent ($112.0 million) as of June 30, 2020. After the initial two-year delay period, there will be a three-year phase in period starting January 1, 2022. The day one impact of CECL and the 25% scaling factor of the change in non-PCD ACL from Day 1 to the end of the second year will be phased out as follows: 75 percent of transitional benefits are recognized in regulatory capital in year three; 50 percent in year four; and 25 percent in year five. After year five, CIT expects to have fully reversed out the temporary regulatory capital benefits of the two-year delay and adjustments. These changes are only applicable to regulatory capital, which resulted in an increase to CET1 capital of $194.4 million as of June 30, 2020. There was no impact to the balance sheet or the income statement.

The following table summarizes the actual and required capital ratios:

Capital Components and Ratios (dollars in millions)

	CIT		CIT Bank, N.A.
	June 30,	December 31,	June 30,	December 31,
	2020	2019	2020	2019
Common Equity Tier 1 Capital	$5,051.4	$5,444.4	$4,643.3	$4,879.6
Tier 1 Capital	5,576.4	5,969.3	4,643.3	4,879.6
Total Capital	6,708.4	6,983.3	5,506.0	5,644.3
Risk-Weighted Assets	$50,730.3	$45,262.0	$44,728.6	$37,150.5

Common Equity Tier 1 Capital Ratio:
Actual	10.0%	12.0%	10.4%	13.1%
Effective minimum ratios under Basel III guidelines(1)	7.0%	7.0%	7.0%	7.0%
BHC and PCA Well-Capitalized	(2)	(2)	6.5%	6.5%
Tier 1 Capital Ratio:
Actual	11.0%	13.2%	10.4%	13.1%
Effective minimum ratios under Basel III guidelines(1)	8.5%	8.5%	8.5%	8.5%
BHC and PCA Well-Capitalized	6.0%	6.0%	8.0%	8.0%
Total Capital Ratio:
Actual	13.2%	15.4%	12.3%	15.2%
Effective minimum ratios under Basel III guidelines(1)	10.5%	10.5%	10.5%	10.5%
BHC and PCA Well-Capitalized	10.0%	10.0%	10.0%	10.0%
Tier 1 Leverage Ratio:
Actual	9.2%	11.9%	8.3%	11.0%
Required minimum ratios under Basel III guidelines(1)	4.0%	4.0%	4.0%	4.0%
BHC and PCA Well-Capitalized	(2)	(2)	5.0%	5.0%
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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 14 — INCOME TAXES

The Company’s global effective income tax rate was 46.2% and 17.0% for the quarter and six months ended June 30, 2020, respectively, and 19.6% and 21.8% for the quarter and six months ended June 30, 2019, respectively. The increase from 19.6% in the prior year quarter to the 46.2% rate for the quarter ended June 30, 2020 was primarily driven by the impact of the required true-up to the year to date provision for income taxes resulting from the increase in the annual effective tax rate quarter over quarter.  The annual effective tax rate increased in the current quarter primarily due to the impact of the forecasted pre-tax loss. The decrease from 21.8% in the prior year period to the 17.0% rate for the six months ended June 30, 2020 is primarily due to the impact of the non-deductible portion of the goodwill impairment.

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

NOTE 15 — COMMITMENTS

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

Commitments (dollars in millions)

	June 30, 2020			December 31, 2019
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets	$2,483.1	$5,260.9	$7,744.0	$6,459.7
Letters of credit
Standby letters of credit	88.1	181.3	269.4	199.6
Other letters of credit	3.6	3.7	7.3	6.7
Deferred purchase agreements	1,015.1	—	1,015.1	2,060.6
Purchase and Funding Commitments
Rail and other purchase commitments(1)	430.3	—	430.3	813.7
(1)	Other purchase commitments primarily relate to equipment financing.

Financing Commitments

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At June 30, 2020, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking segment.

Financing commitments also include credit line agreements to Commercial Finance clients that are cancellable by us only after a notice period. The notice period is typically 90 days or less. The amount available under these credit lines, net of the amount of receivables assigned to us, was $130.0 million and $172.0 million at June 30, 2020 and December 31, 2019, respectively.

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

Deferred Purchase Agreements

A DPA is a guarantee provided in conjunction with factoring, whereby CIT provides a client with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, CIT is then required to purchase the receivable from the client, less any borrowings for such client. The outstanding amount in the table above, less $54.5 million of borrowings for such clients, is the maximum amount that CIT would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring CIT to purchase all such receivables from the DPA clients.

The table above includes $960.3 million and $1,966.4 million of DPA credit protection at June 30, 2020 and December 31, 2019, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $54.8 million and $94.2 million available under DPA credit line agreements provided at June 30, 2020 and December 31, 2019, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

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

In view of the inherent difficulty of predicting the outcome of Litigation matters and indemnification obligations, particularly when such matters are in their early stages or where the claimants seek indeterminate damages, CIT cannot state with confidence what the eventual outcome of the pending Litigation will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines, or penalties related to each pending matter will be, if any. In accordance with applicable accounting guidance, CIT establishes reserves for Litigation when those matters present loss contingencies as to which it is both probable that a loss will occur and the amount of such loss can reasonably be estimated. Based on currently available information, CIT believes that the outcome of Litigation that is currently pending will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results or cash flows for any particular period, depending in part on its operating results for that period. The actual results of resolving such matters may be substantially higher than the amounts reserved.

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $35 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of June 30, 2020. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

Those Litigation matters for which an estimate is not reasonably possible or as to which a loss does not appear to be reasonably possible, based on current information, are not included within this estimated range and, therefore, this estimated range does not represent the Company’s maximum loss exposure.

The foregoing statements about CIT’s Litigation are based on the Company’s judgments, assumptions, and estimates and are necessarily subjective and uncertain. The Company has several hundred threatened and pending judicial, regulatory and arbitration proceedings at various stages. The Company’s significant Litigation matter is described below.

Hawaiian Foreclosure Litigation Claims

Based on recent rulings of the Hawaii Supreme Court, 43 individual lawsuits were filed against CIT in Hawaii alleging technical violations in non-judicial foreclosures. Similar cases have been filed against other mortgage lenders in Hawaii. The Hawaii Supreme Court did not establish a clear methodology for calculating alleged damages if a violation is proven and there is

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

substantial dispute in this regard. In many instances the borrower had no equity in the home at the time of foreclosure. Damages sought in these cases include any lost equity, compensation for loss of use of the house and, in some cases, treble or punitive damages under Hawaii's unfair practices law. The Company has settled all of the individual lawsuits alleging foreclosure violations. In addition to the individual lawsuits, plaintiffs’ counsel filed six putative class actions alleging the same foreclosure defects violate Hawaii’s unfair and deceptive acts and practices statute. The Company was not named as a defendant in any of the class actions, but serviced loans at the time of foreclosure on behalf of various securitization trusts. In November 2019, the Company signed a class settlement agreement to resolve the claims of the putative class members in the class actions for approximately $9.25 million. In order to effectuate the settlement, a new class action was filed against the Company on February 7, 2020, and concurrently plaintiffs’ counsel filed a motion seeking preliminary approval of the settlement. The court granted the motion for preliminary approval of the settlement after a hearing on March 19, 2020 and entered the Final Approval Order and Final Judgment on July 23, 2020. Based on existing reserves, the settlement will not have a material impact.

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

The following table presents segment data related to continuing operations.

Segment Pre-tax Income (Loss) (dollars in millions)

	Commercial Banking	Consumer Banking	Corporate	Total CIT
Quarter Ended June 30, 2020
Interest income	$324.5	$93.9	$28.5	$446.9
Interest expense	135.5	5.5	61.5	202.5
Provision for credit losses	214.7	8.9	-	223.6
Rental income on operating leases	200.9	-	-	200.9
Other non-interest income	77.2	2.7	22.7	102.6
Depreciation on operating lease equipment	81.1	-	-	81.1
Maintenance and other operating lease expenses	56.1	-	-	56.1
Operating expenses/(gain) loss on debt extinguishment and deposit redemption	201.2	101.4	43.0	345.6
Loss from continuing operations before provision (benefit) for income taxes	$(86.0)	$(19.2)	$(53.3)	$(158.5)
Select Period End Balances
Loans	$28,972.9	$8,545.4	$-	$37,518.3
Credit balances of factoring clients	(989.1)	-	-	(989.1)
Assets held for sale	54.8	27.9	-	82.7
Operating lease equipment, net	7,778.1	-	-	7,778.1
Quarter Ended June 30, 2019
Interest income	$365.0	$93.8	$56.7	$515.5
Interest expense (benefit)	193.6	(34.9)	84.0	242.7
Provision (benefit) for credit losses	30.5	(1.9)	-	28.6
Rental income on operating leases	213.0	-	-	213.0
Other non-interest income	85.1	6.9	14.1	106.1
Depreciation on operating lease equipment	76.8	-	-	76.8
Maintenance and other operating lease expenses	48.3	-	-	48.3
Operating expenses/(gain) loss on debt extinguishment and deposit redemption	178.5	88.2	1.3	268.0
Income (loss) from continuing operations before provision (benefit) for income taxes	$135.4	$49.3	$(14.5)	$170.2
Select Period End Balances
Loans	$24,577.9	$6,744.9	$-	$31,322.8
Credit balances of factoring clients	(1,175.8)	-	-	(1,175.8)
Assets held for sale	154.1	28.8	7.9	190.8
Operating lease equipment, net	7,056.1	-	-	7,056.1

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment Pre-tax Income (Loss) continued (dollars in millions)

	Commercial Banking	Consumer Banking	Corporate	Total CIT
Six Months Ended June 30, 2020
Interest income	$692.4	$195.5	$72.6	$960.5
Interest expense (benefit)	299.0	(4.6)	133.8	428.2
Provision for credit losses	723.6	13.9	-	737.5
Rental income on operating leases	410.7	-	-	410.7
Other non-interest income	164.5	16.7	52.0	233.2
Depreciation on operating lease equipment	159.4	-	-	159.4
Maintenance and other operating lease expenses	109.7	-	-	109.7
Operating expenses/(gain) loss on debt extinguishment and deposit redemption	414.5	203.5	62.0	680.0
Goodwill impairment	301.5	43.2	-	344.7
Loss from continuing operations before provision (benefit) for income taxes	$(740.1)	$(43.8)	$(71.2)	$(855.1)
Six Months Ended June 30, 2019
Interest income	$721.6	$189.3	$121.1	$1,032.0
Interest expense (benefit)	393.0	(74.2)	159.5	478.3
Provision (benefit) for credit losses	65.6	(4.0)	-	61.6
Rental income on operating leases	430.7	-	-	430.7
Other non-interest income	162.7	11.6	28.6	202.9
Depreciation on operating lease equipment	156.2	-	-	156.2
Maintenance and other operating lease expenses	98.1	-	-	98.1
Operating expenses/(gain) loss on debt extinguishment and deposit redemption	359.2	182.0	3.0	544.2
Income (loss) from continuing operations before provision (benefit) for income taxes	$242.9	$97.1	$(12.8)	$327.2

NOTE 18 — GOODWILL AND INTANGIBLE ASSETS

Goodwill (dollars in millions)

	Commercial Banking	Consumer Banking	Total
December 31, 2019	$326.7	$43.2	$369.9
Additions	116.4	5.2	121.6
Impairment	(301.5)	(43.2)	(344.7)
June 30, 2020	$141.6	$5.2	$146.8

The December 31, 2019 goodwill included amounts recorded from CIT's emergence from bankruptcy in 2009 and from the 2015 acquisition of IMB HoldCo LLC, the parent company of OneWest Bank. As detailed in Note 2 – Acquisition and Discontinued Operations, on January 1, 2020, CIT Bank acquired MOB, and the acquired assets and liabilities were recorded at their estimated fair value as of the acquisition date resulting in $121.6 million of goodwill. The Company allocated $116.4 million of the goodwill to Commercial Banking and $5.2 million to Consumer Banking. Additionally, intangible assets of $102.6 million were recorded related to the valuation of core deposit intangibles, trade name and customer relationships, as detailed in the table below.

Once goodwill has been assigned, it no longer retains its association with a particular event or acquisition, and all of the activities within a Reporting Unit (“RU”), whether acquired or internally generated, are available to support the value of goodwill.

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

In our application of the market approach, for the GPC Method, the Company applied market-based multiples derived from the stock prices of companies considered by management to be comparable to each of the RUs, to various financial metrics for each of the RUs, as determined applicable to those RUs, including tangible book or book value, earnings and projected earnings. In addition, the Company applied a 40% control premium based on our review of transactions observable in the marketplace that we determined were comparable to the current economic environment. The control premium is management's estimate of how much a market participant would be willing to pay over the fair value for control of the business. There was a significant reduction in the values determined under this methodology as a result of the sustained depression in CIT’s peer company stock prices.

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

Based on the quantitative analysis, as described above, the Company concluded that the carrying amount of the Commercial Finance, Real Estate Finance and Consumer Banking RUs exceeded their estimated fair value and thus the Company recorded an impairment of the goodwill in the first quarter of 2020 in the Commercial Finance, Real Estate Finance and Consumer Banking RUs of $159.9 million, $141.6 million and $43.2 million, respectively, representing the full amount of goodwill assigned to the RUs.

Goodwill associated with Rail of $25.2 million was determined not to be impaired as the fair value of the RU exceeded the book value. With respect to the $121.6 million of goodwill associated with RUs from the MOB Acquisition, there was no trigger event identified.

Management will continue to monitor the remaining goodwill for additional impairment, particularly in light of the COVID-19 pandemic’s impact to the macro-economic environment.

Intangible Assets

The following table presents the gross carrying value and accumulated amortization for intangible assets, excluding fully amortized intangible assets.

Intangible Assets (dollars in millions)

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$222.4	$(93.5)	$128.9	$126.3	$(79.7)	$46.6
Trade names	27.7	(14.4)	13.3	24.7	(12.7)	12.0
Customer relationships	27.4	(17.8)	9.6	23.9	(16.2)	7.7
Other	7.4	(7.4)	-	7.4	(7.7)	(0.3)
Total intangible assets	$284.9	$(133.1)	$151.8	$182.3	$(116.3)	$66.0

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the changes in intangible assets:

Intangible Assets Rollforward (dollars in millions)

	Core Deposit Intangibles	Trade names	Customer Relationships	Other	Total
December 31, 2019	$46.6	$12.0	$7.7	$(0.3)	$66.0
Additions	96.1	3.0	3.5	-	102.6
Amortization	(13.8)	(1.7)	(1.6)	0.3	(16.8)
June 30, 2020	$128.9	$13.3	$9.6	$-	$151.8

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

Accumulated amortization totaled $133.1 million at June 30, 2020. Projected amortization for the twelve-months ended June 30, 2021 through June 30, 2025, is $33.7 million, $31.8 million, $15.0 million, $13.3 million, and $13.3 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

CIT Group Inc., together with its subsidiaries (collectively "we", "our", "CIT" or the "Company"), is a bank holding company ("BHC") and is regulated by the Board of Governors of the Federal Reserve System ("FRB") and the Federal Reserve Bank of New York ("FRBNY") under the U.S. Bank Holding Company Act of 1956, as amended. CIT Bank, N.A. is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury ("OCC"). In addition, CIT Bank, as an insured depository institution, is supervised by the Federal Deposit Insurance Corporation (“FDIC”).  More information is available at cit.com.

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

MUTUAL OF OMAHA BANK ACQUISITION

On January 1, 2020, CIT acquired Mutual of Omaha Bank (“MOB”), the savings bank subsidiary of Mutual of Omaha Insurance Company and Omaha Financial Holdings, Inc. (“OFHI”). CIT paid approximately $1 billion as consideration, comprised of approximately $850 million in cash and approximately 3.1 million shares of CIT Group Inc. common stock (valued at approximately $141 million at the time of closing). Sale of the shares was prohibited prior to July 1, 2020, and thereafter, sales are limited to transfers of no more than 125,000 shares in any 24-hour period and block trades not exceeding 50% of the shares received as the stock consideration. Some key items related to the acquisition are as follows:

•

Leading up to the completion of the MOB Acquisition, during 2019, CIT Bank issued $550 million of senior unsecured bank notes and CIT issued $100 million of Tier 2 qualifying subordinated notes as well as $200 million of Tier 1 qualifying preferred stock to fund the cash portion of the purchase price.

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

Financial data for 2019 has not been restated to include the acquisition and therefore, are not directly comparable to 2020 periods. See Note 2 — Acquisition and Discontinued Operations in Item 1 for additional information.

The consolidated financial statements include the effects of Purchase Accounting Adjustments (“PAA”) upon completion of the MOB Acquisition. We recorded the assets acquired and liabilities assumed in this transaction at their estimated fair values as of the closing date and the Company’s results of operations include the results of the acquisition beginning with the closing date.  We recorded consideration paid in excess of the net fair values of the acquired assets, intangible assets and assumed liabilities as Goodwill. Accretion and amortization of certain PAA are included in the Consolidated Statements of Income, primarily impacting Net Finance Revenue (“NFR”) (interest income and interest expense) and non-interest expenses. The purchase accounting accretion and amortization on loans, borrowings and deposits is recorded in interest income and interest expense over the weighted-average life of the financial instruments using the effective yield method. Intangible assets related to the MOB Acquisition were recorded related to the valuation of core deposits and other intangible assets. Intangible assets have finite lives and are amortized on an accelerated or straight-line basis, as appropriate, over the estimated useful lives and recorded in non-interest expenses, as detailed in Note 2 — Acquisition and Discontinued Operations and Note 18 — Goodwill and Intangible Assets in Item 1.

SUMMARY OF 2020 FINANCIAL RESULTS

The following table summarizes the Company’s results in accordance with U.S. GAAP as included in the Condensed Consolidated Statements of Income for the quarters ended June 30, 2020 and 2019, and March 31, 2020, as well as for the six months ended June 30, 2020 and 2019. We similarly provide results that exclude noteworthy items, which are reconciled to GAAP in the Non-GAAP Financial Measurements section at the end of the MD&A. As explained further in the Non-GAAP Financial Measurements section, we exclude noteworthy items to reflect how management views the underlying performance of the business.

Our financial results and trends during the second quarter of 2020 reflect the continued global pandemic from the novel strain of coronavirus disease 2019 (“COVID-19”) and the adverse impact on the macroeconomic environment.

We grew earning assets during the second quarter, reflecting increased cash driven by strong deposit growth, and year to date, also reflecting the MOB Acquisition. Results for the second quarter and year to date were impacted by a provision for credit losses of $224 million and $738 million, respectively, reflecting the continued economic stress and the associated impact on the ACL. In addition, the impact of the global pandemic related to the COVID-19 virus and the ensuing adverse impact on the macroeconomic environment were contributing factors that led to a $339 million after-tax impairment of goodwill in the 2020 first quarter, which was primarily related to the OneWest Bank acquisition.

Results of Operations (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
GAAP Results	2020	2020	2019	2020	2019
(Loss) income from continuing operations available to common shareholders	$(97.6)	$(628.1)	$127.4	$(725.7)	$246.6
Income (loss) from discontinued operations, net of taxes	-	-	0.8	-	0.5
Net (Loss) income available to common shareholders	$(97.6)	$(628.1)	$128.2	$(725.7)	$247.1
Diluted (loss) income per common share
(Loss) income from continuing operations available to common shareholders	$(0.99)	$(6.40)	$1.32	$(7.39)	$2.50
Income (loss) from discontinued operations, net of taxes	-	-	0.01	-	-
Diluted (loss) income per common share available to common shareholders	$(0.99)	$(6.40)	$1.33	$(7.39)	$2.50
Average number of common shares - diluted (thousands)	98,438	98,089	96,483	98,263	98,780

Non-GAAP Results, excluding noteworthy items
(Loss) income from continuing operations available to common shareholders	$(61.4)	$(238.4)	$127.4	$(299.8)	$246.6
Income (loss) from discontinued operations, net of taxes	-	-	0.8	-	0.5
Net (Loss) income available to common shareholders	$(61.4)	$(238.4)	$128.2	$(299.8)	$247.1
Diluted (loss) income per common share
(Loss) income from continuing operations available to common shareholders	$(0.62)	$(2.43)	$1.32	$(3.05)	$2.50
Income (loss) from discontinued operations, net of taxes	-	-	0.01	-	-
Diluted (loss) income per common share available to common shareholders	$(0.62)	$(2.43)	$1.33	$(3.05)	$2.50

Second quarter loss to common shareholders was $98 million or $0.99 per diluted common share. Excluding noteworthy items that were primarily related to the integration of MOB and other cost initiatives, second quarter loss to common shareholders was $61 million or $0.62 per diluted common share, reflecting an elevated provision for credit losses, along with the continued impacts of the macroeconomic environment.

First quarter loss to common shareholders was $628 million or $6.40 per diluted common share. Excluding noteworthy items, the first quarter loss to common shareholders was $238 million or $2.43 per diluted common share1, primarily reflecting a $469 million provision for credit losses, of which $405 million ($3.38 per diluted common share) related to the forecasted macroeconomic environment.

Current year NFR2 benefited from the addition of MOB last quarter but has been adversely impacted by the macroeconomic environment and Federal Reserve rate reductions of 150 bps in March 2020. Although the reduction in interest rates benefited our deposit costs, this was more than offset by the impact on our floating rate loan portfolio, as well as on our interest-bearing cash and investment securities. Average outstanding deposit costs decreased compared to the prior quarter, and from the year-ago quarter, including a benefit from the addition of lower-cost MOB deposits. Net operating lease revenue was down on lower rail car utilization, continued lease rates compression, as well as higher maintenance costs. See Net Finance Revenue section for more details.

Other non-interest income was down slightly from the year-ago quarter, as the decline in factoring fees offset the benefit from the addition of MOB, which drove higher fee income from the addition of our CAB business, and higher equipment gains. Other non-interest income was down from the prior quarter on lower factoring commissions, along with lower gains on asset sales and

[1]	Loss to common shareholders excluding noteworthy items is a non-GAAP measure. See “Non-GAAP Measurements” for a reconciliation of non-GAAP to GAAP financial information.
[2]	Net finance revenue is a non-GAAP measure. See “Non-GAAP Measurements” for a reconciliation of non-GAAP to GAAP financial information.

lower fee income. See Non-Interest Income section for more details.

Operating expenses of $360 million in the current quarter was up compared to the year-ago and prior quarters. Operating expenses excluding noteworthy items and intangible asset amortization, was $295 million compared to $309 million in the prior quarter and $262 million in the year-ago quarter. Noteworthy items included merger and integration costs from the MOB acquisition in the current and prior quarters and an additional restructuring charge in the current quarter related to our cost reduction initiatives. The increase from the year-ago quarter was driven by the MOB Acquisition. There were no noteworthy items in the year-ago quarter.

The deterioration of the macroeconomic environment as a result of the COVID-19 pandemic and the related effects on CIT’s results of operations and decrease in our stock price triggered a goodwill impairment assessment in the first quarter, which resulted in an impairment charge of $345 million. See Note 18 – Goodwill and Intangible Assets in Item 1 and Non-Interest Expense section for more details.

On a per diluted common share basis, the results also reflect an increase in the average number of diluted common shares outstanding due to the issuance of approximately 3.1 million common shares for the acquisition of MOB.

Financial results for the second quarter included the following noteworthy items:

•	$24 million (after-tax) ($0.24 per diluted common share) restructuring charge, primarily related to compensation and benefits expenses and contract terminations.
•	$13 million (after tax) ($0.13 per diluted common share) in merger and integration costs related to the MOB acquisition.

Financial results for the first quarter included the following noteworthy items:

•	$339 million (after-tax) ($3.46 per diluted common share) in goodwill impairment charges, primarily related to goodwill recorded for the OneWest Bank acquisition.
•	$37 million (after tax) ($0.37 per diluted common share) charge to the day 1 provision for credit losses from the MOB Acquisition.
•	$14 million (after tax) ($0.14 per diluted common share) in merger and integration costs related to the MOB Acquisition.

The following table reflects the impact of noteworthy items on our GAAP results for the quarter ended June 30, 2020. See Non-GAAP Financial Measurements section.

Noteworthy Adjustments (dollars in millions, except diluted per share amounts)

	Net Income (Loss) Available to Common Shareholders
	Quarter Ended June 30, 2020		Six Months Ended June 30, 2020
GAAP Results	$(97.6)	$(0.99)	$(725.7)	$(7.39)
Goodwill impairment	-	-	339.0	3.45
MOB day 1 provision for credit losses	-	-	36.7	0.37
Restructuring charges	23.6	0.24	23.6	0.24
MOB merger and integration costs	12.6	0.13	26.6	0.27
Non-GAAP Results (certain EPS balances may not sum due to rounding)	$(61.4)	$(0.62)	$(299.8)	$(3.05)

COVID-19 PANDEMIC RESPONSE

Since December 2019, the outbreak of COVID-19 has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown and a significant increase in unemployment. Global equity and credit markets have experienced significant volatility and weakness. Governments and central banks have responded with significant monetary and fiscal policy measures designed to stabilize economic conditions and the functioning of the global financial markets. While the second quarter included loosening of government-imposed lockdowns in varying degrees in the US, and worldwide, the duration and impact of the COVID-19 pandemic is still evolving, as are the government and central bank interventions. In addition, some local governments in the US have or may reimpose stricter stay-at-home orders or other lockdown measures in response to resurging cases of COVID-19 in affected areas, following earlier lifting of social distancing restrictions.

CIT reacted quickly to these changes reflecting the commitment and flexibility of our workforce, along with a comprehensive business continuity plan. We continue to execute our business continuity plan and will continue to monitor and adapt our plans to meet this evolving situation.

Over 90% of employees continued to successfully work remotely throughout the second quarter, leveraging the significant hardware and software upgrades that we have made over the last few years. We continued reduced density and social distancing protocols for employees in branches and lockbox operations.

We have worked to keep our branches accessible throughout this event, with modified service hours. We have taken various measures to maintain a clean and sanitized environment in our branches and adhere to recommended social distancing by limiting the number of customers in the branches.

To assist the communities we serve, we have committed $1 million to COVID-19 relief efforts, half of which was to support small business relief efforts. We committed to specific grants in New York City and Los Angeles County to assist in these hard-hit areas. In addition, we are conducting virtual volunteer events and matching employee charitable contributions.

To our employees, we have provided enhanced benefits for COVID-19 testing and care as part of our health plans. We have implemented a supplemental pay plan for employees who were unable to work remotely in service to our customers. Although we continue to work remotely, our Company has remained connected to each other through frequent communications and engagement routines, such as virtual Town Halls.

Supporting our Customers

The well-being of our customers continues to be a top priority, and we continue to provide customer support throughout the pandemic.  Specific relief measures for our commercial and consumer customers are detailed below.

Relief Measures for Our Commercial Customers

CIT continues to proactively engage with our commercial clients to understand the possible financial impact the COVID-19 pandemic is having on their businesses and to provide our expertise. The following key relief measures have been implemented and offered to our commercial customers:

•

Qualifying commercial customers impacted by COVID-19 were offered generally up to 90 days of deferred payments. Based on the facts and circumstances of the borrower, deferrals could include both principal and interest, interest only, or principal only.  On a case by case basis, where requested, borrowers may be offered an additional deferral of up to 90 days.  After the deferral period, amounts deferred must be repaid based on modified terms, including adding the unpaid amounts to the end of the contract term, spread throughout the remaining term, or other arrangements made on a case by case basis.

•	In addition, certain commercial customers were offered covenant relief based on the facts and circumstances of the borrower.

Refer to the table below for a summary of the key data points related to the COVID-19 loan modifications.

In addition, included within Title I of the CARES Act, as amended, was a provision for SBA funding of small business loans through the Paycheck Protection Program (“PPP”) for small businesses to keep their employees paid during the COVID-19 pandemic, with applications accepted through August 8, 2020. Payments are deferred for the first six months of the loan. PPP loans are guaranteed by the SBA and forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1% and a contractual term of two to five years under the Flexibility Act, if not forgiven, in whole or in part. The SBA pays the originating bank (CIT) a processing fee ranging from 1% to 5%, based on the size of the loan, which will be recognized over the contractual term of the loan. CIT Bank is a participating PPP lender. As of June 30, 2020, CIT had funded approximately $286 million of PPP loans (net of returns) with primarily a two-year contractual term, for approximately 840 borrowers.

CIT Bank also participates in the Federal Reserve Bank’s Main Street Lending Program (“Main Street” or “Program”) and will begin funding loans through the program in the third quarter. The Program has three facilities, the Main Street New Loan Facility (“MSNLF”), the Main Street Priority Loan Facility (“MSPLF”), and the Main Street Expanded Loan Facility (“MSELF”). The Program is designed to support small- and medium-sized businesses affected by the COVID-19 pandemic across the United States during the current period of financial strain by providing credit to such businesses in order to assist them to maintain their payroll and day-to-day operations. To implement the Program, the Federal Reserve Bank of Boston set up a special purpose vehicle (“SPV”) to purchase participations in loans originated by eligible lenders such as CIT Bank. The lender will maintain a 5% stake in loans issued under the MSNLF, MSPLF and MSELF and sell 95% participations to the SPV. The transactions with the SPV will be considered sales pursuant to ASC 860, Transfers and Servicing, from an accounting perspective. The lender will pay the SPV a transaction fee of 75 - 100 basis points (“bps”) of the principal amount of the loans issued under the MSNLF, MSPLF and MSELF, and may pass this fee on to eligible borrowers. The SPV will pay 25 bps of the principal amount of its participation per annum to the lender for loan servicing.

Relief Measures for Our Depositors and Consumer Customers

We have taken all reasonable steps to continue to provide our customers access to their accounts.  All of our branches have remained open, with modified hours and enhanced safety protocols.  In addition, impacted mortgage customers have been encouraged to reach out for relief.  The following key relief measures have been implemented and offered to our consumer customers:

•	We are assisting customers with accessing needed funds by waiving fees for ATMs, overdrafts or early withdrawal of CDs for customers that are affected by COVID-19.
•

For single family homeowners, in March 2020, CIT suspended residential property foreclosures and evictions until at least through August 31, 2020. The date may be further extended as federal or state guidance or law requires.

•

Consumer customers impacted by COVID-19 were provided an initial 90-day payment deferral regardless of delinquency status to align with the government agency guidance. At the end of the 90-day period, where requested, loans are evaluated on a case-by-case basis and customers may be offered an incremental 90-day payment deferral.  After the deferral period, the loans are modified based on the facts and circumstances of the borrower, which can include repayment plans where the deferred amounts are spread over certain remaining monthly payments (e.g. 12 months), added to the end of the original contract term, or other arrangements.

Refer to the table below for a summary of the key data points related to the COVID-19 loan modifications.

COVID-19 Borrower Relief Arrangements

The following is a summary of the key data points related to loan modifications approved for COVID-19 impacted borrowers, with approximate balances as of June 30, 2020.

COVID-19 Loan Modifications and Deferments / Forbearance (includes loans held for sale) (dollars in millions)

		Deferments / Forbearance
	Total ($) Modifications(1)	Deferments / Forbearance ($)	% of Total Balance(2)	# Contracts	% of Total Contracts(3)
Commercial Banking
Commercial Finance (4)	$930	$780	5%	160	3%
Business Capital	550	550	11%	10,360	5%
Real Estate Finance	450	350	5%	25	1%
Total Commercial Banking	1,930	1,680	6%	10,545	4%
Consumer Banking
Consumer and Community Banking (5)	$450	$450	7%	570	4%
Legacy Consumer Mortgages	360	360	18%	1,250	12%
Total Consumer Banking	810	810	9%	1,820	8%
Total CIT	$2,740	$2,490	7%	12,365	4%
(1)	Includes carrying value of loans with payment deferment and forbearance arrangements, in addition to loans with other modification arrangements, including covenant relief.
(2)	Calculated as the carrying value of loans with deferment and forbearance arrangements as a percentage of the total loan balance for that respective division or business unit.
(3)	Calculated as the number of impacted contracts as a percentage of the total number of contracts for that respective division or business unit.
(4)	Total Commercial Finance excluding Commercial Services. Refer below for details regarding Commercial Services arrangements.
(5)	Includes approximately $180 million of Small Business Administration (SBA) loans that were deferred over approximately 110 contracts.

In addition, as of June 30, 2020, approximately $250 million of factored invoices have extended their terms by 30 to 90 days.  Of the $250 million, the top 20 accounts make up 70% of the total invoice amounts and are currently paying.

As discussed in Note 1 – Business and Summary of Significant accounting Policies, loans with deferments granted in response to the COVID-19 pandemic will generally continue to accrue interest during the deferral period, with a reserve established for amounts deemed potentially uncollectible. Rentals on operating leases will continue to accrue until such time that it is determined that collection of the rental payments is no longer probable. As of June 30, 2020, the accrued and unpaid interest within other assets related to loans with COVID-19 related deferments were approximately $14 million.  Accrued rentals on operating leases related to accounts with COVID-19 related modifications were approximately $6 million at June 30, 2020.

Our Business

Prior to the onset of the COVID-19 pandemic, CIT completed a significant business transformation, strengthened our risk profile and focused our priorities. Over the past five years, we have divested over $14 billion of non-core assets, including our Commercial Air, Financial Freedom, and NACCO businesses, along with Business Capital international businesses. 85% of our funding profile at June 30, 2020 was comprised of deposits, diversified across multiple channels, and our unsecured debt maturity schedule has been flattened and extended. We have strengthened our risk management framework and focused on prudent growth and robust capital and liquidity levels informed by stress testing that includes both market and idiosyncratic stress environments. We have made substantial investments in technology and systems to automate more processes and to upgrade our system infrastructure, that enable us to work effectively under current conditions.

Capital

We have diversified sources of capital and our capital ratios remain well above regulatory minimum thresholds including the Capital Conservation Buffer at CIT and at CIT Bank. We operate a sound enterprise risk management function, including a robust stress testing process. Capital stress testing is a key component of CIT’s capital planning process and is used to assess whether capital levels and capital actions are appropriate for CIT’s risk profile. Management sets capital targets at levels intended to provide for CIT’s continuing operation throughout economic cycles and periods of stress.

Our capital ratios at June 30, 2020 were 10.0% CET1, 11.0% tier 1 capital and 13.2% total capital and at December 31, 2019 were 12.0% CET1, 13.2% tier 1 capital and 15.4% total capital. On January 1, 2020 we issued $141 million in common equity as part of the consideration for the MOB Acquisition, resulting in pro forma CET1 ratio of 10.0% and total capital ratio of 13.0%, after accounting for a fully transitioned CECL impact and the acquisition of MOB. The following table summarizes the Common Equity Tier 1 (“CET1”) Capital Ratio rollforward from December 31, 2019 to June 30, 2020, reflecting the CECL adoption, the MOB Acquisition, the first quarter CECL COVID-19 impact, the quarterly activity and the Revised CECL Transition Rule.

CET1 Capital and Risk-Weighted Asset (“RWA”) Rollforward (dollars in millions)

Common Equity Tier 1	CET1 Capital	RWA	Ratio(1)
Balance at December 31, 2019	$ 5,444.4	$ 45,262.0	12.0%
CECL adoption, before MOB Acquisition	(82.4)	28.5	-0.2%
Balance at January 1, 2020	5,362.0	45,290.5	11.8%
MOB Acquisition	(116.3)	6,847.1	-1.8%
Post MOB Acquisition CET1 at January 1, 2020	5,245.7	52,137.6	10.0%
First quarter CECL COVID-19 impact(2)	(347.0)	(423.6)	-0.7%
All other first quarter activity	71.0	1,042.5	0.1%
Balance at March 31, 2020, before new 5-year transition	4,969.7	52,756.5	9.4%
New 5-Year Transition Benefit - both Day 1 and 25% of increase in AACL(3)	188.4	216.5	0.3%
Balance at March 31, 2020	5,158.1	52,973.0	9.7%
Second quarter activity, including impact of COVID-19	(112.7)	(2,248.7)	0.3%
5-Year Transition Benefit true-up(3)	6.0	6.0	0.0%
Balance at June 30, 2020	$ 5,051.4	$ 50,730.3	10.0%
(1)	Ratios are rounded based on underlying amounts.
(2)

Represents the change in AACL as calculated based on the Interagency Interim Final Rule, which includes the allowances that have been charged against earnings or retained earnings (i.e. excludes allowance on PCD assets). The CET1 capital impact has been tax effected at 18.1%. The first quarter included $405 million of allowance build primarily driven by the impact of the COVID-19 pandemic.

(3)

In accordance with the Interagency Interim Final Rule’s Revised CECL Transition Rule for regulatory capital, Banks that adopt CECL before the end of 2020 are given the option to delay the impact of CECL’s effect on regulatory capital for two years, followed by a three-year transition period – the ‘5-year transition’. The transition consists of the day one impact of CECL implementation plus 25% of the change in AACL from the initial CECL implementation to the end of the current quarter.

On January 1, 2020, CIT implemented CECL and completed the MOB Acquisition, both of which impacted CIT’s capital ratios. CIT has elected the 5-year transition option under the Revised CECL Transition Rule which delays the CECL day one impact and part of the COVID-19 reserve impact to CET1 capital of $194.4 million for two years and then it will phase-in over a three-year period (see changes to CECL transition below).

The acquisition of MOB resulted in an increase in RWA totaling approximately $6.8 billion, as well as provision for credit losses of $45 million related to the non-PCD portion of the ACL. The MOB Acquisition also impacted regulatory capital due to the additional goodwill ($122 million) and intangible assets ($103 million) and the common stock issuance of $141 million.

In March 2020, the OCC, FRB and FDIC collectively issued the Revised CECL Transition Rule for regulatory capital, which provides for the option to delay for two years the impact of CECL’s effect on regulatory capital, followed by a three-year transition period. During the first two years of the transition period, CIT will delay the day one impact of CECL to retained earnings ($82.4 million), plus a scaling factor of 25 percent of the quarterly change in the Adjusted Allowance for Credit Losses (“AACL”) from initial CECL implementation to the end of the quarter, excluding the impact of the initial non-PCD charge related to MOB, equal to $424 million times 25 percent ($106 million) for Q1 and an incremental $24 million times 25% ($6.0 million) for Q2. After the initial two-year delay period, there will be a three-year phase in period starting January 1, 2022. These changes are only applicable to regulatory capital, which resulted in an increase to CET1 capital of $194.4 million and $188.4 million as of June 30, 2020 and March 31, 2020, respectively. There was no impact to the balance sheet or the income statement.

CIT’s CET1 ratio at June 30, 2020 and March 31, 2020 was 10.0% and 9.7% respectively. CET1 capital at June 30, 2020 was $5.1 billion, down from approximately $5.2 billion at March 31, 2020, which represented a decrease of $107 million from March 31, 2020 and $393 million relative to December 31, 2019. The reduction in capital was primarily driven by the provision for credit losses, partially offset by the Revised CECL Transition Rule benefit. The provision for credit losses drove an increase in CIT’s ACL for loans and allowance for off-balance sheet credit exposures to a combined $1.3 billion. See Critical Accounting Estimates for additional information on the development of our ACL and related sensitivity analysis.

CIT’s RWAs following the CECL implementation and the MOB Acquisition were $52 billion and increased approximately $1 billion during the first quarter mainly due to an increase in loans which included funding of some off-balance sheet commitments, increased derivatives mark to market and other factors.  As of June 30, RWAs decreased $2.2 billion from the prior quarter, primarily driven by a decline in loans and a shift to assets with lower risk weightings, including cash and PPP loans.

See Critical Accounting Estimates - CECL section for further information on CECL adoption and Capital section for further information on our current capital ratios and RWA.

Credit

The adoption of the CECL standard requires the estimation of credit losses over the full remaining expected life of the portfolio, whereas the incurred loss model under previous U.S. GAAP resulted in an estimation of credit losses over a shorter loss emergence period. The CECL standard introduces economic forecasting into the allowance setting process, which makes it more sensitive to external factors than the prior standard. The macroeconomic impact of the global pandemic significantly increased our year to date provision for credit losses, which totaled $738 million, compared to the year ago period provision of

$62 million. Although considerably lower than the prior quarter, the second quarter provision for credit losses of $224 million, compared to $514 million in the prior quarter, continued to reflect the impact of the COVID-19 pandemic. The ACL at June 30, 2020 was $1.2 billion, compared to $483 million at December 31, 2019.

See Credit Metrics for further detail surrounding the provision for credit losses and a detailed rollforward of the ACL from December 31, 2019 through June 30, 2020 and Critical Accounting Estimates for the key assumptions that drove the CECL adjustments in the first quarter of adoption, and in the current quarter and other key metrics.

We are closely monitoring sectors that are most vulnerable to current economic uncertainty, from a focus on supply chain disruption to broader demand-driven dislocations. Areas of focus in the current macro-economic environment include retail exposures in our factoring business, oil and gas, commercial air, retail related real estate, hotels / lodging, gaming, senior living and franchise finance exposures. See earlier section on COVID-19 Borrower Relief Arrangements for details on loan deferments and see Concentrations section for industry and geographic information.

Accounting Impact of Key Government and Reporting Guidance

The following provide brief overviews of recently issued guidance. See above sections for summary of CIT’s relief measures offered to customers and the change related to CECL.

The CARES Act and Interagency Statement

On March 27, 2020, the CARES Act was signed into law. Section 4013 of the CARES Act gives financial institutions temporary relief from the accounting and disclosure requirements related to troubled debt restructurings (“TDRs”) under ASC 310-40 and past due and non-accrual reporting in certain situations. See Note 1 – Business and Summary of Significant Accounting Policies for details.

Other Government and Reporting Guidance

The U.S. Department of Housing and Urban Development (“HUD”) on March 18, 2020, authorized the Federal Housing Administration (“FHA”) to put an immediate moratorium on foreclosures and evictions for single-family homeowners who are unable to pay their FHA-backed mortgages amid the coronavirus pandemic, which has been extended through August 31, 2020.

Homeowners with loans backed by two government-sponsored companies, Fannie Mae and Freddie Mac, also will be granted foreclosure relief, according to the Federal Housing Finance Agency, which regulates the companies. Forbearance allows mortgage payments to be suspended for up to 12 months because of economic hardship that was caused by the coronavirus outbreak.

As noted above, CIT is providing relief to certain qualifying commercial borrowers impacted by COVID-19 and who contact us. For consumer customers, CIT is also providing relief to those that contact us, and we are closely monitoring and following the directives from the Government and agencies.

CECL – Interim Final Rule

In March 2020, the OCC, FRB and FDIC collectively issued an interim final rule on the Revised Transition of the Current Expected Credit Losses Methodology for Allowances (“Revised CECL Transition Rule”) for regulatory capital. See the Capital section above for further details. See also the Capital section later in the MDA for details on our current capital ratios and RWA.

DISCONTINUED OPERATIONS

At June 30, 2020 and December 31, 2019, there were no discontinued operations. Discontinued operations in the year-ago quarter are discussed in Note 2 — Acquisition and Discontinued Operations.

RESULTS FROM CONTINUING OPERATIONS

The discussions and data presented throughout the following sections reflect CIT balances on a continuing operations basis.

NET FINANCE REVENUE

Net interest revenue reflects our interest income less interest expense and is included as a line item on the Condensed Consolidated Statements of Income. Net interest revenue was $244.4 million for the quarter ended June 30, 2020, down from $272.8 million in the year-ago quarter and $287.9 million in the prior quarter. Net interest revenue was $532.3 million and $553.7 million for the six months ended June 30, 2020 and 2019, respectively.

Key metrics used by management to measure the profitability of our earning assets are NFR3 and Net Finance Margin3 ("NFM"). NFR is a non-GAAP measurement that includes net interest revenue (interest and fees on loans, interest on interest-bearing cash, and interest/dividends on investments less interest expense on deposits and borrowings) plus net operating lease revenue3 (rental income on operating lease equipment less depreciation on operating lease equipment and maintenance and other operating lease expenses). Due to the nature of our portfolio, which includes a higher proportion of operating lease equipment than most BHCs, certain financial measures commonly used by other BHCs, such as net interest income (“NII”), are not as meaningful for CIT. NII is not used because it includes the impact of debt costs of our operating lease assets but excludes the associated rental income.

NFM is NFR calculated as a percentage of average earning assets3 (“AEA”). NFM is used by management, instead of net interest margin (“NIM”), for the same reasons noted for NFR.

Our NFR was negatively impacted by events directly and indirectly associated with the COVID-19 pandemic, including the 150 bps decrease in the Federal Funds rate in March 2020, a higher level of excess cash, the impact of non-essential retail and other business closures, and the decline in Rail utilization and rental rates, brought on by oversupply of railcars and a slowdown in economic activity. Partially offsetting these items was higher loans and leases, driven by the MOB Acquisition.

The consolidated financial statements include the effects of purchase accounting accretion ("PAA"). Accretion and amortization of certain purchase accounting adjustments primarily impact interest income and interest expense and are summarized in a table in this section.

The following table presents the average balance sheet and related rates, along with NFR and NFM.

Average Balances and Rates(1) (dollars in millions)

	Quarters Ended
	June 30, 2020			March 31, 2020			June 30, 2019
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-bearing cash	$7,110.7	$1.8	0.10%	$1,817.1	$5.6	1.23%	$1,371.5	$8.3	2.42%
Investment securities and securities purchased under agreements to resell	5,766.4	27.9	1.94%	7,957.9	40.4	2.03%	8,118.7	50.2	2.47%
Loans (including held for sale)(2)(3)	37,109.8	417.2	4.50%	36,493.6	467.6	5.13%	29,628.0	457.0	6.17%
Total interest earning assets(2)(3)	49,986.9	446.9	3.58%	46,268.6	513.6	4.44%	39,118.2	515.5	5.27%
Operating lease equipment, net (including held for sale)(4)	7,602.1	63.7	3.35%	7,416.1	77.9	4.20%	7,029.6	87.9	5.00%
Average earning assets(2)(5)	57,589.0	510.6	3.55%	53,684.7	591.5	4.41%	46,147.8	603.4	5.23%
Non-interest earning assets
Cash and due from banks	185.8			228.1			148.7
Allowance for credit losses	(1,102.4)			(763.7)			(487.4)
All other non-interest bearing assets	3,577.2			3,552.0			3,055.6
Assets of discontinued operations	-			-			182.1
Total assets	$60,249.6			$56,701.1			$49,046.8

Interest-bearing deposits and borrowings
Deposits	$41,857.7	$138.3	1.32%	$39,045.0	$156.6	1.60%	$33,697.7	$173.9	2.06%
Borrowings	7,958.4	64.2	3.23%	6,951.4	69.1	3.98%	6,068.0	68.8	4.54%
Total interest-bearing liabilities	49,816.1	202.5	1.63%	45,996.4	225.7	1.96%	39,765.7	242.7	2.44%
Non-interest bearing deposits	3,019.6			2,657.9			1,622.4
Other non-interest bearing liabilities	1,597.7			1,599.5			1,481.4
Liabilities of discontinued operations	-			-			262.4
Stockholders' equity	5,816.2			6,447.3			5,914.9
Total liabilities and stockholders' equity	$60,249.6			$56,701.1			$49,046.8
Net revenue spread			1.92%			2.45%			2.79%
Impact of non-interest bearing sources			0.22%			0.28%			0.34%
NFR ($) / NFM (%)(2)(5)		$308.1	2.14%		$365.8	2.73%		$360.7	3.13%

(1)….(5) See footnotes below table on the next page

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

	Six Months Ended
	June 30, 2020			June 30, 2019
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-bearing cash	$4,463.9	$7.4	0.33%	$1,993.7	$22.8	2.29%
Investment securities and securities purchased under agreements to resell	6,862.2	68.3	1.99%	7,651.2	100.9	2.64%
Loans (including held for sale)(2)(3)	36,801.7	884.8	4.81%	29,503.5	905.8	6.14%
Interest earning assets	48,127.8	960.5	3.99%	39,148.4	1,029.5	5.26%
Operating lease equipment, net (including held for sale)(4)	7,509.1	141.6	3.77%	7,006.3	176.4	5.04%
Indemnification assets	-	-	0.00%	3.8	2.5	NM
Average earning assets(2)(5)	55,636.9	1,102.1	3.96%	46,158.5	1,208.4	5.24%
Non-interest earning assets
Cash and due from banks	206.9			139.3
Allowance for credit losses	(933.0)			(490.2)
All other non-interest bearing assets	3,564.6			2,948.4
Assets of discontinued operations	-			206.0
Total assets	$58,475.4			$48,962.0

Interest-bearing deposits and borrowings
Deposits	$40,451.4	$294.9	1.46%	$32,687.5	$327.7	2.01%
Borrowings	7,454.9	133.3	3.58%	6,930.5	150.6	4.35%
Total interest-bearing liabilities	47,906.3	428.2	1.79%	39,618.0	478.3	2.41%
Non-interest bearing deposits	2,838.8			1,616.9
Other non-interest bearing liabilities	1,598.6			1,519.8
Liabilities of discontinued operation(5)	-			274.1
Stockholders' equity	6,131.7			5,933.2
Total liabilities and stockholders' equity	$58,475.4			$48,962.0
Net revenue spread			2.17%			2.83%
Impact of non-interest bearing sources			0.25%			0.33%
NFR ($) / NFM (%)(2)(5)		$673.9	2.42%		$730.1	3.16%

(1)….(5) See footnotes below the next table; NM – Not meaningful

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

Average Balances and Rates(1) (dollars in millions)

	June 2020 Over March 2020 Comparison			June 2020 Over June 2019 Comparison
	Increase (Decrease) Due To Change In:			Increase (Decrease) Due To Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-bearing cash	$4.9	$(8.7)	$(3.8)	$7.7	$(14.2)	$(6.5)
Investment securities and securities purchased under agreement to resell	(10.8)	(1.7)	(12.5)	(12.9)	(9.4)	(22.3)
Loans and loans held for sale(2)(3)	7.9	(58.3)	(50.4)	100.1	(139.9)	(39.8)
Operating lease equipment, net (including held for sale)(4)	1.9	(16.1)	(14.2)	6.7	(30.9)	(24.2)
AEA(2)	$3.9	$(84.8)	$(80.9)	$101.6	$(194.4)	$(92.8)

Interest-bearing deposits	$10.4	$(28.7)	$(18.3)	$35.8	$(71.4)	$(35.6)
Borrowings(4)	9.2	(14.1)	(4.9)	18.2	(22.8)	(4.6)
Total interest-bearing liabilities	$19.6	$(42.8)	$(23.2)	$54.0	$(94.2)	$(40.2)
(1)	Average balances are based on daily balances. Tax exempt income was not significant in any of the periods presented. Average rates are impacted by PAA.
(2)	The balance and rate presented is calculated net of average credit balances for factoring clients.
(3)	Non-accrual loans and related income are included in the respective categories.
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

NFR was $308.1 million for the quarter ended June 30, 2020, down from $360.7 million in the year-ago quarter and from $365.8 million in the prior quarter. For the six months ended June 30, 2020 and June 30, 2019, NFR was $673.9 million and $730.1 million, respectively.

Compared to the year-ago quarter, the decline in interest earned reflected the lower interest rate environment, which decreased interest earned on our floating rate loan portfolio and cash and investments portfolio, along with a mix shift into interest earning cash. Partially offsetting the lower rate impact, we increased average loans and leases 22% from the year-ago quarter driven by the MOB Acquisition (core average loans and leases, excluding MOB4, were up 7%). Net operating lease revenue is down, driven by lower utilization rates, continued lease rate compression on new equipment and renewals, as well as higher maintenance costs in Rail. See the end of this section for more details on our operating lease portfolio. Impacting interest income this quarter was also the change in mix as we held more in cash, driven by strong deposit growth and selling lower-yielding High Quality Liquid Securities in our investment portfolio. Partially offsetting lower interest income was the lower cost of funds, driven by lower rates in all deposit channels, including lower cost HOA, a low-cost deposit channel we are benefiting from due to the MOB Acquisition, and commercial deposits. Similar trends impacted the year to date comparisons, and the current year interest income included MOB. See Note 2 – Acquisition and Discontinued Operations in Item 1 for information on the MOB Acquisition.

The comparison to the prior quarter follows the explanations above.

NFM was 2.14% for the quarter ended June 30, 2020, down from 3.13% in the year-ago quarter and 2.73% in the prior quarter.

NFM declined from the year-ago quarter, reflecting lower yields on loans from lower market rates. Operating lease yields were down, driven by lease railcar rates that re-priced down and lower railcar utilization in Rail. Lower yields on interest-bearing cash and on investment securities were driven by lower market rates. Partially offsetting these declines was lower weighted average deposit and borrowing rates. Deposits and borrowing rates were down, as discussed further below.

The decline in NFM compared to the prior quarter was driven by the full quarter impact of the150 bps reduction in the Federal Funds rate in March 2020, and lower market rates, which resulted in a significant reduction in the yields on our floating rate loans and securities. Net yields in our Rail portfolio declined on lower utilization and renewal rates and higher maintenance costs. The higher mix of cash also negatively impacted our margin. Average interest-bearing cash balances grew $5.3 billion from deposit growth at the bank despite the decline in offered rates and earned a yield of 10 bps. Partially offsetting the impact of lower rates on our assets was lower deposit costs, which improved our margin by 21 bps as CDs repriced lower and we lowered our non-maturity deposit rates across all deposit channels. The biggest decline was in our online channel where we reduced our savings builder product’s rate to under 1%. We also grew lower cost HOA and commercial deposits, further contributing to the lower deposit costs. We expect the margin to benefit next quarter from a full quarter impact of the rate reductions, as well as repricing of higher cost CDs at lower rates.

AEA was up compared to the year-ago and prior quarters. The growth from the year-ago quarter reflects the MOB Acquisition in the first quarter, along with growth in loans and leases and interest-bearing cash. Average loans and leases make up the substantial portion of AEA. Average loans and leases were up 22% from the year-ago quarter, primarily driven by the MOB Acquisition. Average core loans and leases excluding MOB, were up 7% from the year-ago quarter. Compared to the year-ago quarter, AEA grew in each of the divisions of Commercial Banking, and in Consumer and Community Banking. Average loans and leases was up 2% from the prior quarter, primarily from growth in the Commercial Finance division of the Commercial Banking segment.

The composition of our average funding mix is presented below. The acquisition of MOB added approximately $7 billion of deposits, but did not noticeably impact the funding mix, as we also increased the use of FHLB advances in the quarter.

Average Funding Mix

	Quarters Ended
	June 30,	March 31,	June 30,
	2020	2020	2019
Deposits	85%	86%	85%
Unsecured borrowings	8%	9%	9%

Secured Borrowings:
FHLB advances	6%	4%	4%
Structured financings	1%	1%	2%

These proportions will fluctuate in the future depending upon our funding activities.

[4]

Core average loans and leases, excluding MOB is a non-GAAP measure that excludes loans and leases from certain portfolios, including LCM, NSP and MOB for core average loans and leases. See “Non-GAAP Measurements” for reconciliation of non-GAAP to GAAP financial information.

The following table details further the rates of interest-bearing liabilities.

Interest-Bearing Deposits and Borrowings — Average Balances and Rates for the Quarters Ended (dollars in millions)

	June 30, 2020			March 31, 2020			June 30, 2019
	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)
Total interest-bearing deposits
Time deposits	$12,551.0	$59.7	1.90%	$11,899.7	$61.2	2.06%	$13,164.4	$75.2	2.28%
Interest-bearing checking	3,163.3	3.0	0.38%	2,927.3	3.1	0.42%	1,325.8	2.0	0.60%
Savings and money market	26,143.4	75.6	1.16%	24,218.0	92.3	1.52%	19,207.5	96.7	2.01%
Total interest-bearing deposits	41,857.7	138.3	1.32%	39,045.0	156.6	1.60%	33,697.7	173.9	2.06%
Borrowings
Senior unsecured	$3,971.8	$46.1	4.64%	$3,970.7	$46.9	4.72%	$3,420.1	$43.5	5.09%
Subordinated unsecured	494.5	7.4	5.99%	494.6	7.2	5.82%	395.5	6.2	6.27%
FHLB advances	3,038.0	6.6	0.87%	1,949.9	8.9	1.83%	1,707.4	11.5	2.69%
Other secured and structured borrowings	448.8	2.5	2.23%	357.9	3.4	3.80%	545.0	5.5	4.04%
Other credit facilities(1)	-	1.6	-	-	2.2	-	-	2.1	-
Securities sold under agreement to repurchase	5.3	-	-	178.3	0.5	1.12%	-	-	-
Total borrowings	7,958.4	64.2	3.23%	6,951.4	69.1	3.98%	6,068.0	68.8	4.54%
Total interest-bearing liabilities	$49,816.1	$202.5	1.63%	$45,996.4	$225.7	1.96%	$39,765.7	$242.7	2.44%
(1)	Amounts include interest expense related to facility fees and amortization of deferred costs on unused portions of credit facilities.

The following table reflects our total deposit base, interest bearing and non-interest-bearing deposits, and related rate:

Total Deposits — Average Balances and Rates for the Quarters Ended (dollars in millions)

	June 30, 2020			March 31, 2020			June 30, 2019
	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)
Interest-bearing deposits	$41,857.7	$138.3	1.32%	$39,045.0	$156.6	1.60%	$33,697.7	$173.9	2.06%
Non-interest bearing deposits	3,019.6	-	-	2,657.9	-	-	1,622.4	-	-
Total deposits	$44,877.3	$138.3	1.23%	$41,702.9	$156.6	1.50%	$35,320.1	$173.9	1.97%

We remain focused on optimizing our mix of deposits. The growth in average deposits from the year-ago was driven by growth in our online channel as well as the HOA, commercial and retail deposits acquired in the MOB Acquisition, and strong growth in the 2020 second quarter. The weighted average rate on average outstanding deposits decreased 74 bps from 1.97% in the year-ago quarter, primarily from the addition of an average balance of $5.3 billion in HOA deposits with an average cost of 48 bps, along with lower rates in all other deposit channels.

The weighted average rate on average outstanding deposits decreased 27 bps to 1.23% from 1.50% in the prior quarter from lower rates in all deposit channels. Continued decreases in online deposit rates late in second quarter of 2020 will contribute to incremental decreases in deposit costs in the third quarter.

See Funding and Liquidity section for tables that reflect period end deposits by type and by channel.

Interest expense on borrowings decreased compared to the year-ago and prior quarters, driven by lower interest on FHLB advances, reflecting lower rates. The securities sold under agreement to repurchase were acquired as part of the MOB Acquisition and were fully repaid by the end of the quarter. The weighted average maturity profile of the combined unsecured senior and subordinated notes is 3.8 years at June 30, 2020, compared to 4.3 years at December 31, 2019.

Deposits and borrowings are also discussed in Funding and Liquidity.

The following table depicts selected earning asset yields and margin-related data for our segments and divisions within the segments.

Segment Average Yield and Other Data (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Commercial Banking
Average Earning Assets (AEA)
Commercial Finance	$16,224.7	$15,609.2	$13,112.6	$15,916.9	$13,028.0
Business Capital	5,316.3	5,318.7	5,141.7	5,317.5	5,095.9
Rail	7,058.9	6,867.4	6,532.8	6,963.2	6,551.4
Real Estate Finance	7,652.0	7,611.4	5,328.8	7,631.7	5,377.3
Total	$36,251.9	$35,406.7	$30,115.9	$35,829.3	$30,052.6

Net Finance Revenue
Commercial Finance	$117.5	$130.9	$106.7	$248.4	$207.4
Business Capital	68.0	70.8	70.7	138.8	137.0
Rail	17.7	30.7	42.8	48.4	83.3
Real Estate Finance	49.5	49.9	39.1	99.4	77.3
Total	$252.7	$282.3	$259.3	$535.0	$505.0

Gross Yield
Commercial Finance	4.33%	5.20%	6.28%	4.76%	6.27%
Business Capital	8.95%	9.21%	9.63%	9.08%	9.58%
Rail	8.92%	9.76%	10.62%	9.33%	10.64%
Real Estate Finance	3.84%	4.45%	5.60%	4.14%	5.63%
Total	5.80%	6.53%	7.68%	6.16%	7.67%

Net Finance Margin
Commercial Finance	2.90%	3.35%	3.25%	3.12%	3.18%
Business Capital	5.12%	5.33%	5.50%	5.22%	5.37%
Rail	1.01%	1.78%	2.62%	1.39%	2.54%
Real Estate Finance	2.58%	2.62%	2.93%	2.60%	2.87%
Total	2.79%	3.19%	3.44%	2.99%	3.36%

Consumer Banking
Average Earning Assets (AEA)
Consumer and Community Banking	$6,592.7	$6,509.9	$4,043.5	$6,551.3	$3,936.1
Legacy Consumer Mortgages	2,065.6	2,155.8	2,627.7	2,110.7	2,687.1
Total	$8,658.3	$8,665.7	$6,671.2	$8,662.0	$6,623.2

Net Finance Revenue
Consumer and Community Banking	$53.4	$76.0	$86.0	$129.4	$177.3
Legacy Consumer Mortgages	35.0	35.7	42.7	70.7	86.2
Total	$88.4	$111.7	$128.7	$200.1	$263.5

Gross Yield
Consumer and Community Banking	3.18%	3.53%	3.71%	3.35%	3.74%
Legacy Consumer Mortgages	8.05%	8.20%	8.57%	8.12%	8.62%
Total	4.34%	4.69%	5.62%	4.52%	5.72%

Net Finance Margin
Consumer and Community Banking	3.24%	4.67%	8.52%	3.95%	9.01%
Legacy Consumer Mortgages	6.79%	6.61%	6.50%	6.70%	6.42%
Total	4.09%	5.15%	7.72%	4.62%	7.96%
The increase in AEA in Commercial Banking compared to the year-ago quarter includes loans acquired from MOB of $4.4 billion with approximately $2.3 billion and $2.1 billion in the Commercial Finance and Real Estate Finance divisions, respectively whereas the increase in Consumer Banking includes $1.9 billion in mortgage loans acquired from MOB, all reported in the Consumer and Community Banking division.

Gross yield (interest income plus rental income on operating leases as a percent of AEA) in Commercial Banking for the quarter ended June 30, 2020 was down from the year-ago and prior quarters. Gross yields in Commercial Finance were down from the year-ago and prior quarters, primarily driven by lower interest rates. Partially offsetting the gross margin decline, this division benefits from the addition of the low-cost funding associated with the HOA deposits. Gross yields in Business Capital were down compared with the year-ago quarter and from the prior quarter, reflecting changes in interest rates and asset mix. Gross yields in Rail were down from the year-ago and prior quarters, primarily reflecting lease rates that continued to re-price lower and lower utilization. Real Estate Finance gross yields were down from the year-ago and prior quarters, reflecting lower interest rates.

Consumer Banking gross yields for the quarter ended June 30, 2020 were down from the year-ago and prior quarters. Gross yields in the Consumer and Community Banking division were down from the year-ago and prior quarters, as yields on new business have contracted reflecting the lower market rate environment. Gross yields in LCM were down compared to the year-ago and prior quarters, primarily due to lower AEA from the run-off and prior sales of the LCM loans offset by the increase in PCD loans upon adoption of CECL. In past quarters, NFM in Consumer Banking, except for LCM, was higher than gross yields as this segment receives an interest benefit from the other segments for the value of excess deposits it generates. With the decline in interest rates, that interest benefit has declined, thereby, the difference between gross yields and NFM is lower compared to the year-ago and prior quarters. The NFM for LCM was up modestly from the prior quarter and year-ago quarter due to prepayments accelerating purchase discount accretion into income and from lower costs to fund the assets driven by lower market interest rate.

The following table displays PAA by segment and division for both interest income and interest expense. The increase in the benefit from interest expense accretion from the year-ago quarter reflects the impact of the MOB Acquisition, which included a total of $14 million PAA for term deposits. As of June 30, 2020, the remaining accretable purchase accounting adjustment was $564 million, of which $45 million related to Commercial Banking and $519 million related to Consumer Banking. This compares to $500 million of remaining accretable purchase accounting adjustment as of December 31, 2019, of which $39 million related to Commercial Banking and $461 million related to Consumer Banking. The remaining accretable purchase accounting adjustment in Consumer Banking is expected to run off at a rate consistent with the run-off of the underlying mortgages, which was about 25% over the prior year and approximately 15% excluding loan sales, and we are expecting accretion of the remaining Commercial Banking purchase accounting adjustment to continue to trend lower. However, amounts may vary quarter to quarter from fluctuations in prepayments and loan sales, which results in a loan's remaining purchase accounting adjustments being accelerated into interest income. (See footnote 1 to the following table).

Purchase Accounting Accretion for the Quarters Ended (dollars in millions)

	June 30, 2020			March 31, 2020			June 30, 2019
	PAA Accretion Recognized in:			PAA Accretion Recognized in:			PAA Accretion Recognized in:
	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR
Commercial Banking
Commercial Finance	$0.9	$1.9	$2.8	$2.2	$2.2	$4.4	$2.8	$-	$2.8
Real Estate Finance	3.2	-	3.2	0.9	-	0.9	2.7	-	2.7
Total Commercial Banking	4.1	1.9	6.0	3.1	2.2	5.3	5.5	-	5.5
Consumer Banking
Consumer and Community Banking	(3.5)	2.0	(1.5)	(0.8)	2.4	1.6	0.3	0.3	0.6
Legacy Consumer Mortgages	16.8	-	16.8	17.0	-	17.0	20.9	-	20.9
Total Consumer Banking	13.3	2.0	15.3	16.2	2.4	18.6	21.2	0.3	21.5
Total CIT	$17.4	$3.9	$21.3	$19.3	$4.6	$23.9	$26.7	$0.3	$27.0
(1)

Included in the above are accelerated recognition, due to prepayments, of approximately $11 million, $5 million, and $11 million for the quarters ended June 30, 2020 and 2019 and March 31, 2020, respectively.

(2)

Mostly reflects PAA accretion on deposits acquired in the MOB Acquisition. All of the interest expense for the period ended March 31, 2020 is associated with the PAA from the MOB Acquisition, while PAA from prior periods is associated with the OneWest Bank acquisition.

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Data (dollars in millions)

	Quarters Ended
	June 30, 2020		March 31, 2020		June 30, 2019
Rental income on operating leases	$200.9	10.57%	$209.8	11.32%	$213.0	12.13%
Depreciation on operating lease equipment	81.1	4.27%	78.3	4.22%	76.8	4.37%
Maintenance and other operating lease expenses	56.1	2.95%	53.6	2.89%	48.3	2.75%
Net operating lease revenue and %	$63.7	3.35%	$77.9	4.20%	$87.9	5.00%
Average operating lease equipment, including amounts held for sale	$7,602.1		$7,416.1		$7,029.6

	Six Months Ended
	June 30, 2020		June 30, 2019
Rental income on operating leases	$410.7	10.94%	$430.7	12.29%
Depreciation on operating lease equipment	159.4	4.25%	156.2	4.46%
Maintenance and other operating lease expenses	109.7	2.92%	98.1	2.80%
Net operating lease revenue and %	$141.6	3.77%	$176.4	5.04%
Average operating lease equipment, including amounts held for sale	$7,509.1		$7,006.3

Net operating lease revenue, which is a component of NFR, is driven principally by the performance of the Rail portfolio within the Commercial Banking segment. While our rail portfolio grew, net operating lease revenue in dollars and as a percent of average operating lease equipment for the quarter ended June 30, 2020 was down from the year-ago and prior quarters, reflecting lease rates that continued to re-price lower on average across the portfolio and lower utilization. The decline from the prior quarters was also driven by the increase in maintenance costs which includes a higher level of off-lease equipment.

While our fleet is diverse, many car types saw a reduction in utilization, including commitments to lease, and pricing on new leases. Our rail utilization declined approximately 300 bps to 88% and lease renewals repriced down approximately 30% this quarter, reflecting current market conditions and the mix of cars that came up for renewal. Railcar utilization, including commitments to lease, was 91% at March 31, 2020 and a little under 97% at June 30, 2019. Given the economic environment, we anticipate a modest reduction in net rail yields over the next two quarters as leases continue to reprice down. As the economy starts to recover and commodity prices drift higher, we expect cars in storage to decline and utilization to push back up into the low 90% area over the next few quarters and improve to the mid 90% area by the end of 2021.

Depreciation is recognized on railcars and other operating lease equipment and was relatively flat with the year-ago and prior quarters. Maintenance and other operating lease expenses tend to be variable and primarily relate to the Rail portfolio. The increased maintenance costs from the year-ago and prior quarters relates to higher freight and storage costs, reflecting the higher number of railcars returned.

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

Our credit metrics and trends reflect three key events during the first half of 2020: (1) the market disruptions related to the COVID-19 pandemic, (2) the adoption of the CECL standard, and (3) the MOB Acquisition.

On January 1, 2020, CIT adopted the FASB’s revised guidance for the measurement of credit losses on financial instruments (the CECL standard). The guidance requires estimation of credit losses over the full remaining expected life of the portfolio, rather than the incurred loss model over a shorter loss emergence period under previous U.S. GAAP and introduces economic forecasting into the allowance-setting process. The detrimental economic impact resulting from the COVID-19 pandemic resulted in a significant increase to our first quarter provision for credit losses.  Although considerably lower than the prior quarter, the provision for credit losses during the second quarter continued to reflect the impact of the pandemic across the portfolio.  Also, on January 1, 2020 CIT acquired MOB, which included $6.3 billion of loans. The results of adopting CECL and the acquisition of MOB are reflected in the tables and accompanying descriptions below.

We have enhanced the composition of our portfolio since the last credit cycle by exiting certain riskier asset classes. We shifted our focus to lending against assets with higher-quality collateral and better structural protection, exited mezzanine and sub-prime lending and reduced our cash flow loan exposure. We reduced asset risk and liquidity risk with the sale of Commercial Air, including the off-balance sheet order book. We transformed our business to a national bank by selling NACCO, our former European rail business, and essentially all international Equipment Finance portfolios. In addition, we continued to improve the risk profile of our portfolio by selling approximately $237 million in carrying value of non-core LCM loans in 2019, which included primarily nonperforming loans, and another $29 million in carrying value in the first quarter of 2020.

The provision for credit losses was $224 million for the quarter ended June 30, 2020, down from $514 million in the prior quarter and up from $29 million in the year-ago quarter. The second quarter provision for credit losses reflects higher net charge-offs for the quarter, and included a single $73 million net charge-off noted below, and an increase in the overall reserve, driven by continued stress in the macroeconomic forecasts. The decrease in the provision for credit losses from the prior quarter was largely due to the sizeable increase in the reserve at the end of the first quarter associated with the developing economic impacts from COVID-19. The first quarter provision also included a $45 million noteworthy item related to the MOB acquisition. In addition, the allowance for off-balance sheet credit exposures decreased from $120.0 million at March 31, 2020 to $81.2 million at June 30, 2020. The increase in the provision for credit losses from the year ago quarter was driven primarily by the impact of COVID-19.

Net charge-offs were $170 million (1.79% of average loans) in the current quarter. Net charge-offs were up from $54 million (0.57%) and $31 million (0.40%) in the prior and year-ago quarters, respectively. The current quarter included a net charge-off of $73 million related to a single factoring customer in the retail industry in our Commercial Services business within the Commercial Banking Segment. The global pandemic and ensuing mandated closure of non-essential retailers led to the bankruptcy of the factoring customer. Net charge-offs are discussed and presented in a table by segment and division later in this section.

Non-accrual loans totaled $556 million (1.48% of loans) at June 30, 2020, compared to $326 million (1.05% of loans) at December 31, 2019. As shown below, the increase was primarily in the Commercial Finance and Real Estate divisions of Commercial Banking and LCM in Consumer Banking. 37% of our non-accrual loans are paying currently but have not met the conditions to return to accrual status (e.g., six months of consecutive payments or demonstration of the ability to repay), and reflect loan specific items, as opposed to signs of industry trends.

The following table presents a roll forward of the ACL and the allowance for off-balance sheet credit exposures from amounts reported at December 31, 2019, under the prior accounting standard, to amounts as of June 30, 2020, including the impact of the MOB Acquisition. This supplemental presentation expands upon the rollforward included in Note 4 – Allowance for Credit Losses to separately present January 1, 2020 balances resulting from the CECL adoption and the MOB Acquisition. We also segregate PCD and non-PCD impacts given the gross up treatment of the former, versus the corresponding retained earnings and income statement charges related to the latter.

Rollforwards of the ACL and Allowance for Off-balance Sheet Credit Exposures (dollars in millions)

	Commercial Banking	Consumer Banking	Total CIT	ACL as a % Loans
Allowance Balance at December 31, 2019	$460.4	$22.2	$482.6	1.56%
CIT(1) CECL adoption
PCD	(8.2)	128.7	120.5
Non-PCD	82.9	20.2	103.1
Allowance Balance at January 1, 2020	535.1	171.1	706.2	2.27%
MOB Acquisition
PCD(2)	18.8	1.4	20.2
Non-PCD(3)	33.5	3.2	36.7
Adjusted ACL Balance at January 1, 2020	587.4	175.7	763.1	2.04%
Provision - ACL(3)	402.2	(0.1)	402.1
Net charge-offs	(51.8)	(1.8)	(53.6)
Other	(0.2)	(0.3)	(0.5)
Allowance Balance at March 31, 2020	937.6	173.5	1,111.1	2.88%
Provision - ACL(4)	252.6	9.8	262.4
Net charge-offs	(169.9)	0.1	(169.8)
Other	(0.2)	(0.8)	(1.0)
Allowance Balance at June 30, 2020	$1,020.1	$182.6	$1,202.7	3.21%

Allowance for off-balance sheet credit exposures at December 31, 2019	$36.4	$0.7	$37.1
CIT(1) CECL adoption	8.1	(0.3)	7.8
Allowance for off-balance sheet credit exposures at January 1, 2020	44.5	0.4	44.9
MOB Acquisition(3)	8.0	0.5	8.5
Adjusted allowance for off-balance sheet credit exposures at January 1, 2020	52.5	0.9	53.4
Provision - Off balance sheet credit exposures(3)	65.2	1.4	66.6
Allowance for off-balance sheet credit exposures at March 31, 2020	117.7	2.3	120.0
Provision - Off balance sheet credit exposures(4)	(37.9)	(0.9)	(38.8)
Allowance for off-balance sheet credit exposures at June 30, 2020	$79.8	$1.4	$81.2

(1)	Reflects CIT before the MOB Acquisition, detail of which is separately disclosed.
(2)

Under the CECL standard, the initial ACL recognized on PCD assets was $58.8 million, of which $38.6 million was charged-off for loans that had been written-off prior to acquisition (whether full or partial) or which met CIT’s charge-off policy at the time of acquisition. After considering loans that were immediately charged-off upon acquisition, the net impact was $20.2 million of additional PCD reserves on January 1, 2020.

(3)	The combination of the line item balances total to the first quarter provision for credit losses in the Condensed Consolidated Statement of Income.
(4)	The combination of the line item balances total to the second quarter provision for credit losses in the Condensed Consolidated Statement of Income.

The following table presents detail on our ACL, including charge-offs and recoveries and provides summarized components of the provision and allowance:

ACL and Provision for Credit Losses (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Allowance - beginning of period	$1,111.1	$482.6	$487.5	$482.6	$489.7
CIT CECL adoption(1)	-	223.6	-	223.6	-
Provision for credit losses	223.6	513.9	28.6	737.5	61.6
Other(2)	37.8	(75.6)	2.0	(37.8)	0.4
Net additions	261.4	438.3	30.6	699.7	62.0
The initial ACL recognized on PCD assets(3)	-	20.2	-	20.2	-
Gross charge-offs(2)	193.5	63.0	41.8	256.5	81.4
Less: Recoveries	23.7	9.4	11.1	33.1	17.1
Net charge-offs	169.8	53.6	30.7	223.4	64.3
Allowance - end of period	$1,202.7	$1,111.1	$487.4	$1,202.7	$487.4
Provision for credit losses
Provision for loans individually reviewed	$57.6	$45.1	$9.0	$102.7	$14.5
Provision for loans collectively reviewed	166.0	468.8	19.6	634.8	47.1
Total	$223.6	$513.9	$28.6	$737.5	$61.6
Allowance for credit losses
Allowance on loans individually reviewed	$109.7	$125.5	$61.8
Allowance on loans collectively reviewed	1,093.0	985.6	425.6
Total	$1,202.7	$1,111.1	$487.4
Ratio
ACL as a percentage of total loans	3.21%	2.88%	1.56%
ACL as a percentage of total loans/Commercial Banking loans	3.52%	3.12%	1.89%
ACL as a percentage of total loans/Consumer Banking loans	2.14%	2.04%	0.35%
(1)	Reflects CIT before the MOB Acquisition, detail of which is separately disclosed.
(2)

The provision for credit losses also includes amounts related to the allowance for off balance sheet credit exposures on unfunded lending commitments, accrued interest receivable, DPAs and letters of credit, which are recorded in other liabilities. The allowance for off balance sheet credit exposures totaled $81 million, $120 million, and $41 million at June 30, 2020, March 31, 2020 and June 30, 2019, respectively. The balance in other is primarily related to the transfer of the allowance for off-balance sheet credit exposures to other liabilities.

(3)

For the quarter ended March 31, 2020, under the CECL standard, the initial ACL recognized on PCD assets was $58.8 million, of which $38.6 million was charged-off for loans that had been written-off prior to acquisition (whether full or partial) or which met CIT’s charge-off policy at the time of acquisition. After considering loans that were immediately charged-off upon acquisition, the net impact was $20.2 million of additional PCD reserves on January 1, 2020.

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

As noted above, the acquisition of MOB included $6.3 billion of loans. The ACL for these loans was $56.9 million, net of day 1 charge-offs, thereby increasing CIT’s first quarter ACL to $763.1 million. Under CECL, the ACL associated with acquired loans that are not considered PCD ($36.7 million) was recorded as provision for credit losses on the income statement and thereby impacts capital. In addition, the allowance for off-balance sheet credit exposures resulted in an incremental $8.5 million provision for credit losses, resulting in a total first quarter provision for credit losses generated by the non-PCD MOB loan portfolio of approximately $45 million.

The consolidated ACL as of June 30, 2020 was approximately $1.2 billion, which represented an increase of $92 million relative to the consolidated ACL as of March 31, 2020 and an increase of $720 million compared to the allowance for loan and lease losses as of December 31, 2019. The increase has largely been driven by the deteriorating macroeconomic environment resulting from COVID-19, while the first quarter increase also included impacts from the adoption of CECL and the acquisition of MOB. See Critical Accounting Estimates for additional information on the development of our ACL.

In the second quarter of 2020, the allowance for off-balance sheet credit exposures decreased from $120.0 million at March 31, 2020 to $81.2 million at June 30, 2020, due to a reduction in commitments and other factors. During the first quarter, the increase from $37.1 million at December 31, 2019 was primarily driven by the impact of the COVID-19 virus and the associated effect under the CECL standard.

Loan Net Carrying Value (dollars in millions))

	Loans	Allowance for Credit Losses	Net Carrying Value
June 30, 2020
Commercial Banking	$28,972.9	$(1,020.1)	$27,952.8
Consumer Banking	8,545.4	(182.6)	8,362.8
Total	$37,518.3	$(1,202.7)	$36,315.6
December 31, 2019
Commercial Banking	$24,393.4	$(460.4)	$23,933.0
Consumer Banking	6,605.5	(22.2)	6,583.3
Total	$30,998.9	$(482.6)	$30,516.3

The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Loans (1)(dollars in millions)

	Quarters Ended						Six Months Ended
	June 30,		March 31,		June 30,		June 30,		June 30,
	2020		2020		2019		2020		2019
Gross Charge-offs
Commercial Finance	$149.5	3.57%	$33.5	0.81%	$19.2	0.54%	$183.0	2.20%	$37.1	0.52%
Business Capital	43.5	3.50%	27.3	2.18%	19.8	1.63%	70.8	2.84%	40.8	1.61%
Real Estate Finance	-	-%	-	-%	1.3	0.10%	-	-%	1.3	0.05%
Commercial Banking	193.0	2.63%	60.8	0.83%	40.3	0.66%	253.8	1.73%	79.2	0.65%
Legacy Consumer Mortgages	0.5	0.10%	2.2	0.40%	1.5	0.23%	2.7	0.25%	2.2	0.17%
Consumer Banking	0.5	0.02%	2.2	0.10%	1.5	0.09%	2.7	0.06%	2.2	0.07%
Total	$193.5	2.04%	$63.0	0.67%	$41.8	0.54%	$256.5	1.35%	$81.4	0.52%
Less: Recoveries
Commercial Finance	$13.1	0.31%	$2.2	0.05%	$4.5	0.12%	$15.3	0.18%	$5.7	0.08%
Business Capital	10.0	0.80%	6.8	0.54%	5.7	0.47%	16.8	0.68%	10.2	0.41%
Real Estate Finance	-	-%	-	-%	-	-%	-	-%	-	-%
Commercial Banking	23.1	0.32%	9.0	0.12%	10.2	0.17%	32.1	0.22%	15.9	0.13%
Legacy Consumer Mortgages	0.6	0.13%	0.4	0.06%	0.9	0.14%	1.0	0.09%	1.2	0.09%
Consumer Banking	0.6	0.03%	0.4	0.02%	0.9	0.05%	1.0	0.02%	1.2	0.04%
Total	$23.7	0.25%	$9.4	0.10%	$11.1	0.14%	$33.1	0.17%	$17.1	0.11%
Net Charge-offs
Commercial Finance	$136.4	3.26%	$31.3	0.76%	$14.7	0.42%	$167.7	2.02%	$31.4	0.44%
Business Capital	33.5	2.70%	20.5	1.64%	14.1	1.16%	54.0	2.16%	30.6	1.20%
Real Estate Finance	-	-%	-	-%	1.3	0.10%	-	-%	1.3	0.05%
Commercial Banking	169.9	2.31%	51.8	0.71%	30.1	0.49%	221.7	1.51%	63.3	0.52%
Legacy Consumer Mortgages	(0.1)	(0.03%)	1.8	0.34%	0.6	0.09%	1.7	0.16%	1.0	0.08%
Consumer Banking	(0.1)	(0.01%)	1.8	0.08%	0.6	0.03%	1.7	0.04%	1.0	0.03%
Total	$169.8	1.79%	$53.6	0.57%	$30.7	0.40%	$223.4	1.18%	$64.3	0.41%
(1)

For the quarter ended March 31, 2020, under the CECL standard, the initial ACL recognized on PCD assets was $58.8 million, of which $38.6 million was charged-off for loans that had been written off prior to acquisition (whether full or partial) or which met CIT’s charge-off policy at the time of acquisition. After considering loans that were immediately charged-off upon acquisition, the net impact was $20.2 million of additional PCD reserves on January 1, 2020.

Net charge-offs were $169.8 million, compared to $53.6 million in the prior quarter and $30.7 million in the year-ago quarter. Net charge-offs in the Commercial Banking segment were $169.9 million (2.3% of average loans), primarily driven by the Commercial Finance and Business Capital divisions. Commercial Finance included a $72.5 million net charge-off related to a single customer in the retail industry in our Commercial Services business. The global pandemic and ensuing mandated closure of non-essential retailers led to the bankruptcy of the factoring customer. Aside from that charge-off, we previously had specific credit reserves for about 75 percent of the remaining $97.3 million in net charge-offs, which minimized the impact of those net charge-offs on the provision for credit losses.

The following tables present information on non-accruing loans, and when added to other real estate owned (“OREO”) and other repossessed assets, sums to non-performing assets.

Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)(1)

	June 30,	December 31,
	2020	2019
Non-accrual loans
U.S.	$507.0	$318.6
Foreign	49.4	7.7
Non-accrual loans	$556.4	$326.3
Troubled Debt Restructurings
U.S.	$128.5	$148.8
Restructured loans	$128.5	$148.8
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$84.7	$36.9
(1)	Factored receivables within our Commercial Finance division do not accrue interest and therefore are not considered within non-accrual loans but are considered for credit provisioning purposes.

Segment Non-accrual Loans as a Percentage of Loans (dollars in millions)

	June 30, 2020		December 31, 2019
Commercial Finance	$319.6	1.97%	$246.7	1.77%
Business Capital	78.8	1.57%	60.9	1.21%
Real Estate Finance	52.3	0.68%	0.4	0.01%
Commercial Banking	450.7	1.56%	308.0	1.26%
Consumer and Community Banking	9.7	0.15%	4.0	0.09%
Legacy Consumer Mortgages	96.0	4.75%	14.3	0.69%
Consumer Banking	105.7	1.24%	18.3	0.28%
Total	$556.4	1.48%	$326.3	1.05%

Non-accrual loans were $556 million, an increase of $230 million from December 31, 2019, primarily driven by increases in the Commercial Finance and Real Estate Finance divisions, as well as an increase related to LCM non-accrual loans, which include loans previously accounted for as PCI loans ($81 million) that had been excluded from non-accrual status at December 31, 2019, partially offset by non-accrual loan reductions resulting from LCM sales during the first quarter. PCI loans were previously excluded from non-accrual reporting; however, upon the adoption of CECL, these loans are subject to the same presentation and disclosure requirements as non-PCD loans.  As of December 31, 2019, non-accruals in Consumer Banking consisted primarily of non-PCI loans in LCM.

As of June 30, 2020, and December 31, 2019, the ACL as a percentage of non-accrual loans was 216% and 148%, respectively. 37% of our non-accrual accounts were paying currently at June 30, 2020 compared to 72% at December 31, 2019. We discuss our policy of placing loans on non-accrual status in Note 1 – Business and Summary of Significant Accounting Policies in Item 1. We may place accounts that are presently paying current on non-accrual status when the financial condition of the borrower deteriorates and payment in full is not expected.

Total delinquency (30 days or more) was 2.6% of loans at June 30, 2020 and 1.3% at December 31, 2019.

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

With respect to the non-accrual, past due and TDR information provided below, the Company is following regulatory and governmental agency guidance within the CARES Act and Interagency Statement, which essentially provides that financial institutions are not expected to designate loans with payment accommodations granted due to COVID-19 as past due or to be placed on non-accrual (i.e., the Company will continue accruing interest during the deferral period) if they were current as of the time of the modification. At June 30, 2020, the accrued interest within other assets related to COVID-19 impacted borrowers with deferment or forbearance arrangements was $13 million (approximately $4 million for Commercial Banking and approximately $9 million for Consumer Banking). There is also approximately $6 million of accrued rent on operating leases related to accounts with COVID-related modifications, primarily in the Rail division. The ACL related to the accrued interest amounts was immaterial as of June 30, 2020.

On March 18, 2020, HUD authorized the FHA to put an immediate moratorium on foreclosures and evictions for single-family homeowners who are unable to pay their FHA-backed mortgages amid COVID-19 for 60 days, which has been extended through August 31, 2020.

Our regulators, the FRB, the FDIC, and the OCC, noted in an interagency statement that efforts to work with borrowers of one-to-four family residential mortgages, where the loans are prudently underwritten, and not past due or on non-accrual status, will not result in the loans being considered restructured or modified for the purposes of their respective risk-based capital rules. See

COVID-19 Pandemic Response—Accounting Impact of Key Government and Reporting Guidance—The CARES Act and Interagency Guidance and Other Government and Reporting Guidance sections for additional detail.

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

The tables that follow reflect loan carrying values of accounts that have been modified, excluding loans in trial modification of $2.0 million and $5.5 million as of June 30, 2020 and December 31, 2019, respectively.  The table also excludes modifications made for COVID-19 impacted borrowers.  Refer to the COVID-19 modifications table below for further details.

TDRs and Modifications(1)(2)(3) (dollars in millions)

	June 30, 2020		December 31, 2019
		% Compliant		% Compliant
Troubled Debt Restructurings
Deferral of principal and/or interest	$66.2	94%	$76.9	94%
Covenant relief and other	62.3	90%	71.9	98%
Total TDRs	$128.5	92%	$148.8	96%
Percent non-accrual	68%		71%
Modifications
Covenant relief	136.8	94%	89.3	77%
Interest rate increase	94.0	95%	75.2	100%
Extended maturity	$31.0	100%	$43.5	100%
Other	348.2	80%	337.3	89%
Total Modifications	$610.0	87%	$545.3	90%
Percent non-accrual	13%		18%
(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.
(2)	PCI loans are excluded from TDR reporting at December 31, 2019 under prior ASC 310-30 guidance.
(3)	Table includes accounts that were Criticized at the time of the modification request.

PCD loans, TDRs and other credit quality information is included in Note 3 — Loans in Item 1.

The following table presents the COVID-19 modifications by segment, with approximate carrying values as of June 30, 2020, which based on applicable guidance are not classified as TDRs. These modifications are not included in the previous table.

COVID-19 Modifications (includes loans held for sale) (dollars in millions)

	Commercial Banking(1)	Consumer Banking(2)	Total
Deferral of principal and/or interest	$1,680	$810	$2,490
Covenant relief and other	250	-	250
Total COVID-19 Modifications	$1,930	$810	$2,740
(1)	Excludes approximately $250 million of factored invoices.
(2)	Includes approximately $180 million of SBA loans

Refer to the COVID-19 Pandemic Response section of this MD&A for further details on these modifications.

NON-INTEREST INCOME

Non-interest Income (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Rental income on operating leases	$200.9	$209.8	$213.0	$410.7	$430.7
Other non-interest income	102.6	130.6	106.1	233.2	202.9
Total non-interest income	$303.5	$340.4	$319.1	$643.9	$633.6
Other non-interest income
Fee income	$30.3	$33.9	$27.5	$64.2	$58.2
Gains on leasing equipment, net of impairments	20.5	23.3	17.0	43.8	33.6
Factoring commissions	11.3	23.0	23.8	34.3	47.8
Gains on investment securities, net of impairments	7.9	13.5	2.1	21.4	3.7
BOLI income	8.1	7.6	7.2	15.7	13.6
Property tax income	4.7	4.6	5.8	9.3	11.9
Other income	19.8	24.7	22.7	44.5	34.1
Total other non-interest income	$102.6	$130.6	$106.1	$233.2	$202.9
Total other non-interest income, excluding noteworthy items(1)	$102.6	$130.6	$106.1	$233.2	$202.9
Factoring volume	$2,990.1	$6,080.8	$6,351.9	$9,070.9	$14,166.0

Rental Income on Operating Lease Equipment

Rental income on operating leases from equipment we lease is generated in the Rail, Commercial Finance and Business Capital divisions in the Commercial Banking segment. Rental income is discussed in “Net Finance Revenue” and “Results by Business Segment”.

Other Non-Interest Income

For the quarter ended June 30, 2020, other non-interest income of $103 million decreased by $4 million compared to the year-ago quarter, driven by lower factoring commissions due to lower volumes as a result of the retail shutdown and lower gains on loan sales (in other income). This was partially offset by higher gains on equipment and on investment securities, as we opportunistically sold lower-yielding High Quality Liquid Securities in our investment portfolio. The increase in fee income was primarily driven by Commercial Banking, which reflected the addition of fee income from CAB, a business that was acquired as part of the MOB Acquisition. For the six months ended June 30, 2020, the increase also reflected higher gains on investments, driven by sales of legacy MBS and the sale of certain investment securities acquired in the MOB Acquisition in the Corporate segment in the first quarter of 2020.

Other non-interest income was down from $131 million in the prior quarter. The drivers of the decrease reflected lower factoring commissions, lower gains on the sale of loans, primarily LCM loans in Consumer Banking, lower gains on investment securities and railcars, and lower fee income from the slowdown in origination activity in the current quarter.

NON-INTEREST EXPENSES

Non-Interest Expense (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Depreciation on operating lease equipment	$81.1	$78.3	$76.8	$159.4	$156.2
Maintenance and other operating lease expenses	56.1	53.6	48.3	109.7	98.1
Operating expenses	360.4	334.4	267.8	694.8	543.9
Goodwill impairment	-	344.7	-	344.7	-
(Gain) loss on debt extinguishments and deposit redemptions	(14.8)	-	0.2	(14.8)	0.3
Total non-interest expenses	$482.8	$811.0	$393.1	$1,293.8	$798.5
Operating expenses
Compensation and benefits	$166.0	$182.1	$141.1	$348.1	$287.3
Technology	42.7	38.8	34.5	81.5	67.0
Professional fees	29.7	24.9	16.6	54.6	35.2
Net occupancy expense	20.2	18.9	15.0	39.1	30.9
Restructuring costs	37.2	-	-	37.2	-
Insurance	16.9	13.3	13.6	30.2	28.0
Advertising and marketing	8.9	16.6	5.8	25.5	19.0
Intangible asset amortization	8.5	8.5	5.8	17.0	11.6
Property tax expense	4.8	4.8	5.9	9.6	12.2
Other expenses	25.5	26.5	29.5	52.0	52.7
Total operating expenses	360.4	334.4	267.8	694.8	543.9
Intangible asset amortization	8.5	8.5	5.8	17.0	11.6
Noteworthy items	57.1	17.1	-	74.2	-
Total operating expenses, excluding intangible amortization and noteworthy items(1)	$294.8	$308.8	$262.0	$603.6	$532.3
Headcount, actuals	4,325	4,413	3,596	4,325	3,596
Net efficiency ratio(2)	76.6%	65.6%	56.1%	70.6%	57.1%
Net efficiency ratio excluding intangible amortization and noteworthy items(2)	71.8%	62.2%	56.1%	66.6%	57.1%
(1)

Total operating expenses, excluding intangible asset amortization and noteworthy items is a non-GAAP measurement. The above table provides a reconciliation to GAAP measurement. See “Non-GAAP Financial Measurements” for a description of the balance and usage.

(2)

Our net efficiency ratio excludes intangible asset amortization and restructuring costs (which is considered a noteworthy item). We also present net efficiency ratio excluding noteworthy items, which is adjusted for all noteworthy items. These are non-GAAP measurements used by management to measure operating expenses (before intangible asset amortization and noteworthy items) to the level of total net revenues. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information of total net revenues and description of the calculation.

Depreciation on Operating Lease Equipment

Depreciation expense is driven by rail equipment and small and large ticket equipment, in the Rail, Business Capital and Commercial Finance divisions in Commercial Banking.

Maintenance and Other Operating Lease Expenses

Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the Rail portfolio and tend to be variable. Rail provides railcars primarily pursuant to full-service lease contracts under which Rail as lessor is responsible for railcar maintenance and repair. The increase from the prior quarters reflected the higher railcar return activity and storage costs associated with lower utilization. The decline in railcar utilization is discussed in the Net Finance Revenue section.

Depreciation, along with Maintenance and Other Operating Lease Expenses, are components of NFR. See discussion in Net Finance Revenue.

Operating Expenses

Operating expenses were up compared to the year-ago quarter primarily due to the acquisition of MOB and noteworthy items, and from the prior quarter due to the noteworthy items. Noteworthy items included merger and integration costs from the MOB Acquisition in the current and prior quarters and an additional restructuring charge in the current quarter related to our cost reduction initiatives.

Operating expenses, excluding noteworthy items and intangible asset amortization, was $295 million for the current quarter, up by $33 million compared to the year-ago quarter, and was $604 million for the six months ended June 30, 2020, up by $71 million compared to the year-ago period, primarily from the addition of MOB-related expenses. Operating expenses excluding intangible asset amortization and noteworthy items was down compared to the prior quarter due to:

•	lower employee costs, as the prior quarter was elevated due to annual benefit restarts and the acceleration of expenses related to retirement-eligible employees;
•	lower advertising and marketing costs primarily due to lower costs related to deposit gathering; and
•	partially offset by higher insurance costs related to an increase in FDIC insurance, technology, and professional fees.

The increase in technology, professional fees and restructuring costs was driven by merger and integration costs. Merger and integration costs incurred during 2020 relate to the MOB Acquisition and primarily include transaction advisor fees and other professional services, retention compensation, and information technology costs for data migration and conversion to CIT’s system applications. The noteworthy item related to merger and integration costs consisted of the following:

Noteworthy Item (dollars in millions)

	Quarter Ended	Quarter Ended	Six Months Ended
	June 30,	March 31,	June 30,
	2020	2020	2020
Operating expenses
Compensation and benefits	$2.1	$4.5	$6.6
Technology	4.6	3.1	7.7
Professional fees	10.8	6.9	17.7
Advertising and marketing	2.3	2.3	4.6
Other expenses	0.1	0.3	0.4
Noteworthy items	$19.9	$17.1	$37.0

The net efficiency ratio increased to 77% from 56% in the year-ago quarter. The increase from the year-ago quarter was driven by the decrease in total net revenue and the increase in operating expenses primarily from the addition of MOB-related expenses.

The net efficiency ratio was 66% in the prior quarter. The net efficiency ratio excluding noteworthy items and intangible asset amortization increased to 72% from 62% in the prior quarter. The increases in both ratios reflected a decline in total net revenue that was partially offset by lower operating expenses.

Gain (Loss) on Debt Extinguishment and Deposit Redemption

In the second quarter of 2020, CIT completed a tender offer for approximately $235 million at 93% of par of its 2.969% Senior Unsecured Fixed-to-Floating Rate Bank Notes due 2025, resulting in a gain on extinguishment of approximately $15 million.

Goodwill Impairment

The deterioration of the macroeconomic environment triggered a goodwill impairment assessment that resulted in an impairment in the prior quarter. The impairment reflected goodwill associated primarily with the OneWest Bank acquisition. See Note 18 – Goodwill and Intangible Assets in Item 1 and Critical Accounting Estimates section for further discussion.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
(Benefit) provision for income taxes, excluding noteworthy and tax discrete items	$(53.4)	$(52.4)	$42.6	$(105.8)	$82.8
Tax on noteworthy items and other tax discrete items	(19.8)	(19.9)	(9.2)	(39.7)	(11.6)
(Benefit) provision for income taxes	$(73.2)	$(72.3)	$33.4	$(145.5)	$71.2
Effective tax rate	46.2%	10.4%	19.6%	17.0%	21.8%
Effective tax rate, excluding tax discrete items and noteworthy items(1)	52.7%	18.1%	25.0%	27.0%	25.3%
(1)	Effective tax rate, excluding discrete items and noteworthy items are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP financial information.

The effective tax rate (“ETR”) was 46.2% in the current quarter, compared to 10.4% in the prior quarter, 19.6% in the year-ago quarter and 17.0% for the six months ended June 30, 2020, compared to 21.8% for the six months ended June 30, 2019.

The ETR before noteworthy and discrete tax items was 52.7% in the current quarter, compared to 18.1% in the prior quarter, 25.0% in the year-ago quarter and 27.0% for the six months ended June 30, 2020, compared to 25.3% for the six months ended June 30, 2019. The ETR before tax discrete and noteworthy items was higher in the current quarter compared to the prior and year ago quarters, as well as the six months ended June 30, 2020 and the six months ended June 30, 2019, primarily driven by the impact of the required true-up to the year to date provision for income taxes resulting from the increase in the annual effective tax rate quarter over quarter.

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

See Note 14 — Income Taxes in Item 1 for additional information.

RESULTS BY BUSINESS SEGMENT

CIT manages its business and reports its financial results in two operating segments, Commercial Banking and Consumer Banking, and a non-operating segment, Corporate. Detailed descriptions of the divisions within Commercial Banking and Consumer Banking is included in Item 1. Business Overview of our 2019 Form 10-K. See Net Finance Revenue, Non-Interest Income, Non-Interest Expenses and Credit Metrics, which reference the segments on these topics.

Commercial Banking

Commercial Banking is comprised of four divisions: Commercial Finance, Rail, Real Estate Finance and Business Capital. Revenue is generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities and banking services, along with capital markets transactions and commissions earned on factoring and related activities. Complementary businesses and assets from MOB were included with Commercial Finance and Real Estate Finance and impact the segment’s financial comparisons to 2019 periods. In addition, the HOA deposits were included in Commercial Banking.

Commercial Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
Earnings Summary	2020	2020	2019	2020	2019
Interest income	$324.5	$367.9	$365.0	$692.4	$721.6
Rental income on operating leases	200.9	209.8	213.0	410.7	430.7
Finance revenue	525.4	577.7	578.0	1,103.1	1,152.3
Interest expense	135.5	163.5	193.6	299.0	393.0
Depreciation on operating lease equipment	81.1	78.3	76.8	159.4	156.2
Maintenance and other operating lease expenses	56.1	53.6	48.3	109.7	98.1
Net finance revenue ("NFR")	252.7	282.3	259.3	535.0	505.0
Provision for credit losses	214.7	508.9	30.5	723.6	65.6
Other non-interest income	77.2	87.3	85.1	164.5	162.7
Operating expenses	201.2	213.3	178.5	414.5	359.2
Goodwill Impairment	-	301.5	-	301.5	-
(Loss) income before income taxes	(86.0)	(654.1)	135.4	(740.1)	242.9
Noteworthy items	-	343.1	-	343.1	-
(Loss) income before income taxes, excluding noteworthy items	$(86.0)	$(311.0)	$135.4	$(397.0)	$242.9
Select Period End Balance
Loans and leases	$36,805.8	$37,559.1	$31,788.1	$36,805.8	$31,788.1
Earning assets (net of credit balances of factoring clients)	35,965.4	36,646.6	30,728.2	35,965.4	30,728.2
Deposits	9,555.9	8,255.7	1,941.5	9,555.9	1,941.5
Select Average Balances
Average loans (includes HFS, and net of credit balances of factoring clients)	$28,479.9	$27,856.3	$22,957.8	$28,168.7	$22,880.8
Average operating leases ("AOL") (includes HFS)	7,602.1	7,416.1	7,029.6	7,509.1	7,006.3
Average earning assets ("AEA")	36,251.9	35,406.7	30,115.9	35,829.3	30,052.6
Statistical Data
Net finance margin - NFR as a % of AEA	2.79%	3.19%	3.44%	2.99%	3.36%
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses	$63.7	$77.9	$87.9	$141.6	$176.4
Operating lease margin as a % of AOL	3.34%	4.20%	5.00%	3.76%	5.04%
Net efficiency ratio	59.9%	56.7%	51.5%	58.2%	53.4%
Pretax return on AEA	(0.95%)	(7.39%)	1.80%	(4.13%)	1.62%
New business volume	$2,214.7	$3,076.6	$2,887.4	$5,291.3	$5,260.9
Pre-tax results for the quarter were down from the year-ago quarter, as the impact of the global pandemic from the spread of the COVID-19 virus and the ensuing adverse impact on the macroeconomic environment that began last quarter and continued in the second quarter, resulted in a significant increase in the provision for credit losses. (See Credit Metrics and Critical Accounting Estimates). In addition, the effect of the adverse macroeconomic environment is reflected in the lower NFR, as the low interest rate environment reduced income on the floating rate loans, continued pressure on Rail’s lease rates and lower utilization reduced net operating lease revenue, and business volumes were down. These were partially offset by lower interest expense, reflecting the benefit related to the addition of the low-cost HOA deposits from the MOB Acquisition on January 1, 2020. Results for the current quarter compared to the year-ago quarter also reflected higher operating expenses, due to the added costs from MOB. Six-month trends were similar to the quarterly trends, with the addition of the goodwill impairment charge in the first quarter of 2020. There were no noteworthy items in the current and year-ago quarters.

Pre-tax loss excluding noteworthy items was lower compared to the prior quarter loss, reflecting a lower but still elevated provision for credit losses and lower operating expenses, partially offset by lower NFR, as discussed above, and lower fees and commissions in other non-interest income. Noteworthy items in the prior quarter include the goodwill impairment charge and a

$42 million charge to the provision for credit losses related to the MOB Acquisition.

AEA consisted primarily of loans and leases. Average loans were up from the year-ago quarter, reflecting approximately $4.4 billion of loans from the MOB Acquisition, along with growth in Real Estate Finance and Business Capital. Growth was also recorded in our rail portfolio, reflecting previously scheduled railcar purchase commitments. Deposits attributed to this segment at June 30, 2020 include $5.3 billion of HOA deposits, along with other commercial deposits of $4.3 billion. In addition, compared to the year-ago quarter, the added low-cost HOA deposits from the MOB Acquisition benefited NFM as noted below.

Compared to the year-ago and prior quarters, new business volume was down, reflecting the impact from the macroeconomic environment.

Factored volume of $3.0 billion was down from $6.4 billion in the year-ago quarter and $6.1 billion in the prior quarter reflecting the impact from the macroeconomic environment, as retail stores remained closed, reducing demand.

Trends included:

•

NFR was down from the year-ago and prior quarters. The benefit from the lower interest costs were offset by lower net operating lease revenue, as discussed below, and the impact of lower interest rates on our floating rate portfolio. Compared to the year-ago quarter, the decline was partially offset by the MOB Acquisition. Our NFR and NFM are discussed in detail in the Net Finance Revenue section.

•

Net operating lease revenue, which is a component of NFR, is driven primarily by the performance of our Rail portfolio and reflects continued compression on our lease rates on new equipment and renewals, as well as the impact of lower utilization, and higher maintenance and other operating lease expenses. See further discussion in the Net Finance Revenue section.

•

PAA for loans and deposits totaled $6 million in the current quarter, compared to $5.5 million in the year-ago quarter and $5.3 million in the prior quarter. See Purchase Accounting Accretion table in Net Finance Revenue section for amounts of PAA by division.

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

Consumer Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
Earnings Summary	2020	2020	2019	2020	2019
Interest income	$93.9	$101.6	$93.8	$195.5	$189.3
Interest (benefit) expense	5.5	(10.1)	(34.9)	(4.6)	(74.2)
Net finance revenue ("NFR")	88.4	111.7	128.7	200.1	263.5
Provision (benefit) for credit losses	8.9	5.0	(1.9)	13.9	(4.0)
Other non-interest income	2.7	14.0	6.9	16.7	11.6
Operating expenses	101.4	102.1	88.2	203.5	182.0
Goodwill impairment	-	43.2	-	43.2	-
(Loss) income before income taxes	(19.2)	(24.6)	49.3	(43.8)	97.1
Noteworthy items	-	46.4	-	46.4	-
(Loss) income before income taxes, excluding noteworthy items	$(19.2)	$21.8	$49.3	$2.6	$97.1
Select Period End Balance
Loans (includes HFS)	$8,573.3	$8,532.6	$6,773.7	$8,573.3	$6,773.7
Earning assets	8,602.6	8,561.2	6,791.5	8,602.6	6,791.5
Deposits	33,483.0	30,946.4	30,525.8	33,483.0	30,525.8
Select Average Balances
Average loans (includes HFS)	$8,629.8	$8,637.3	$6,654.4	$8,633.6	6,605.3
Average earning assets ("AEA")	8,658.3	8,665.7	6,671.2	8,662.0	6,623.2
Statistical Data
Net finance margin - NFR as a % of AEA	4.09%	5.15%	7.72%	4.62%	7.96%
Net efficiency ratio	106.1%	77.4%	61.6%	89.5%	62.8%
Pretax return on AEA	(0.89%)	(1.13%)	2.96%	(1.01%)	2.93%
New business volume	$857.3	$515.5	$523.5	$1,372.8	$834.1

Pre-tax results for the quarter were down from the year-ago quarter. The decline from the year-ago quarter was driven by the lower interest benefit received from other segments for the value of the excess deposits Consumer Banking generates, the impact of the lower rate environment and higher operating expenses from the addition of MOB. Six-month trends were generally in line with the quarterly trends, with the addition of the goodwill impairment charge in the first quarter of 2020. There were no noteworthy items in the current and year-ago quarters.

Results in the prior quarter included two noteworthy items, an impairment charge related to the goodwill associated with the OneWest Transaction and a $3 million charge to the provision for credit losses from the MOB Acquisition. The deterioration in the macroeconomic environment triggered a goodwill impairment assessment that resulted in an impairment in the prior quarter. There were no noteworthy items in the current quarter. Absent the noteworthy items in the prior quarter, pre-tax income was down due to the lower interest benefit received from other segments for the value of the excess deposits Consumer Banking generates, the impact of the lower rate environment, higher provision for credit losses and lower other non-interest income. Other non-interest income in the prior quarter benefited from gains on LCM loan sales of $13 million.

AEA consisted primarily of loans. Compared to the year-ago quarter, AEA was up for the quarter ended June 30, 2020 primarily due to the loans acquired in the MOB Acquisition of approximately $1.9 billion, CIT’s participation in the PPP program of $286 million net funding, and residential mortgage loan growth in the retail and correspondent channels, which outpaced loan sales and run-off and sales in the LCM portfolio.

Deposits, which include deposits from the branch and online channels, increased from the prior and year-ago quarters due to strong growth in the quarter. The increase from the year-ago quarter also was driven by deposits acquired in the MOB Acquisition of $1.3 billion. See discussions in Net Finance Revenue and Funding and Liquidity sections.

Trends included:

•

NFR decreased compared to the year-ago quarter, primarily due to lower interest benefit received from other segments for the value of the excess deposits, and lower yield on loans. The decline from the year-ago quarter was partially offset by interest income from the addition of MOB.

•

NFR decreased for the quarter ended June 30, 2020 compared to the prior quarter, primarily due to lower interest benefit received from other segments for the value of the excess deposits and higher payoffs in the acquired loans, partially offset by loan growth in SBA Lending in Consumer and Community Banking.

•

PAA for loans and deposits totaled $15 million in the current quarter, compared to $22 million in the year-ago quarter and $19 million in the prior quarter. See Purchase Accounting Accretion table in Net Finance Revenue section for amounts of PAA by division.

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

Corporate and Other: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
Earnings Summary	2020	2020	2019	2020	2019
Interest income	$28.5	$44.1	$56.7	$72.6	$121.1
Interest expense	61.5	72.3	84.0	133.8	159.5
Net finance revenue ("NFR")	(33.0)	(28.2)	(27.3)	(61.2)	(38.4)
Other non-interest income	22.7	29.3	14.1	52.0	28.6
Operating expenses/(gain) loss on debt extinguishment	43.0	19.0	1.3	62.0	3.0
(Loss) before income taxes	(53.3)	(17.9)	(14.5)	(71.2)	(12.8)
Noteworthy items	57.1	17.1	-	74.2	-
Income (loss) before income taxes, excluding noteworthy items	$3.8	(0.8)	$(14.5)	$3.0	$(12.8)
Select Period End Balance
Loans and leases	$-	$-	$7.9	$-	$7.9
Earning assets	13,477.2	9,466.6	8,851.5	13,477.2	8,851.5
Select Average Balances
Average earning assets ("AEA")	$12,678.8	$9,612.3	$9,360.7	$11,145.6	9,482.7
Statistical Data
Net finance margin — NFR as a % of AEA	(1.05%)	(1.17%)	(1.16%)	(1.10%)	(0.81%)
Pretax return on AEA	(1.68%)	(0.74%)	(0.62%)	(1.28%)	(0.27%)

Pre-tax loss in the quarter ended June 30, 2020, included two noteworthy items, $37 million of restructuring costs and $20 million of MOB merger and integration costs. The prior quarter included one noteworthy item, $17 million of MOB merger and integration costs. There were no noteworthy items in the year-ago quarter. Noteworthy items are listed in the Non-GAAP Financial Measurements section.

The pre-tax income excluding noteworthy items for the quarter ended June 30, 2020 was up compared to the year-ago quarter, benefiting from a $15 million gain on debt repurchases and the increase in other non-interest income, driven by higher gains on investment securities and BOLI income. The increase in pre-tax income excluding noteworthy items compared to the prior quarter reflected the noted gain on debt repurchases, partially offset by lower gains on investment securities. In the prior quarter, gains on investment securities were driven by legacy MBS and the sale of certain investment securities acquired in the MOB Acquisition.

LOANS AND LEASES

The following table presents our period end loans and leases by segment.

Loans and Leases Composition (dollars in millions)

	June 30,	March 31,	December 31,
	2020	2020	2019
Commercial Banking
Commercial Finance
Loans	$16,194.3	$17,193.3	$13,912.8
Operating lease equipment, net	401.4	319.1	332.8
Assets held for sale	48.1	22.1	6.8
Total loans and leases	16,643.8	17,534.5	14,252.4
Business Capital
Loans	5,005.7	5,051.8	5,038.5
Operating lease equipment, net	337.7	316.8	280.9
Total loans and leases	5,343.4	5,368.6	5,319.4
Rail
Loans	59.5	60.7	59.6
Operating lease equipment, net	7,039.0	6,852.2	6,706.0
Assets held for sale	0.1	0.4	0.4
Total loans and leases	7,098.6	6,913.3	6,766.0
Real Estate Finance
Loans	7,713.4	7,716.9	5,382.5
Assets held for sale	6.6	25.8	15.9
Total loans and leases	7,720.0	7,742.7	5,398.4
Total Segment - Commercial Banking
Loans	28,972.9	30,022.7	24,393.4
Operating lease equipment, net	7,778.1	7,488.1	7,319.7
Assets held for sale	54.8	48.3	23.1
Total loans and leases	36,805.8	37,559.1	31,736.2
Consumer Banking
Consumer and Community Banking
Loans	6,522.8	6,415.3	4,524.0
Assets held for sale	24.1	21.1	7.4
Total loans and leases	6,546.9	6,436.4	4,531.4
Legacy Consumer Mortgages
Loans	2,022.6	2,092.4	2,081.5
Assets held for sale	3.8	3.8	1.5
Total loans and leases	2,026.4	2,096.2	2,083.0
Total Segment - Consumer Banking
Loans	8,545.4	8,507.7	6,605.5
Assets held for sale	27.9	24.9	8.9
Total loans and leases	8,573.3	8,532.6	6,614.4
Corporate
Assets held for sale	-	-	0.1
Total loans and leases	-	-	0.1
Total loans	$37,518.3	$38,530.4	$30,998.9
Total operating lease equipment, net	7,778.1	7,488.1	7,319.7
Total assets held for sale	82.7	73.2	32.1
Total loans and leases	$45,379.1	$46,091.7	$38,350.7

Origination activity during the second quarter focused on certain key verticals in Commercial Banking where we have leadership positions and deep expertise.

During the quarter ended March 31, 2020, total loans and leases grew significantly, reflecting the MOB Acquisition of $6.3 billion of loans. Within Commercial Banking, $2.3 billion were added to Commercial Finance and $2.1 billion were added to Real Estate Finance. In Consumer and Community Banking $1.9 billion of loans were added.

The following table reflects the contractual maturities of our loans, which excludes certain items such as purchase accounting adjustments, unearned income and other yield-related fees and costs.

Contractual Maturities of Loans at June 30, 2020 (dollars in millions)

	Commercial		Consumer
Fixed-rate	U.S.	Foreign	U.S.	Total
1 year or less	$4,104.0	$86.1	$141.3	$4,331.4
Year 2	2,248.7	58.3	139.7	2,446.7
Year 3	1,468.2	112.5	142.5	1,723.2
Year 4	1,030.0	56.1	147.0	1,233.1
Year 5	527.2	89.6	151.7	768.5
2-5 years	5,274.1	316.5	580.9	6,171.5
After 5 years	958.4	141.7	4,232.9	5,333.0
Total fixed-rate	10,336.5	544.3	4,955.1	15,835.9
Adjustable-rate
1 year or less	3,460.6	197.3	76.1	3,734.0
Year 2	3,313.3	242.0	77.6	3,632.9
Year 3	3,457.6	214.4	83.0	3,755.0
Year 4	3,056.3	190.0	97.5	3,343.8
Year 5	2,738.8	172.6	99.0	3,010.4
2-5 years	12,566.0	819.0	357.1	13,742.1
After 5 years	2,811.2	150.4	2,650.9	5,612.5
Total adjustable-rate	18,837.8	1,166.7	3,084.1	23,088.6
Total	$29,174.3	$1,711.0	$8,039.2	$38,924.5

The following table presents the changes to our total loans and leases:

Changes in Loans and Lease (dollars in millions)

	Commercial Banking	Consumer Banking	Corporate	Total
Balance as of March 31, 2020	$37,559.1	$8,532.6	$-	$46,091.7
New business volume	2,214.7	857.3	-	3,072.0
Loan and portfolio sales	(3.4)	(63.6)	-	(67.0)
Equipment sales	(38.6)	-	-	(38.6)
Depreciation	(81.1)	-	-	(81.1)
Gross charge-offs	(193.0)	(0.5)	-	(193.5)
Collections and other	(2,651.9)	(752.5)	-	(3,404.4)
Balance as of June 30, 2020	$36,805.8	$8,573.3	$-	$45,379.1

Balance as of December 31, 2019	$31,736.2	$6,614.4	$0.1	$38,350.7
Acquisition of MOB	4,355.8	1,942.1	-	6,297.9
New business volume	5,291.3	1,372.8	-	6,664.1
Loan and portfolio sales	(41.6)	(119.1)	-	(160.7)
Equipment sales	(101.4)	-	(0.3)	(101.7)
Depreciation	(159.4)	-	-	(159.4)
Gross charge-offs	(253.8)	(2.7)	-	(256.5)
Collections and other	(4,021.3)	(1,234.2)	0.2	(5,255.3)
Balance as of June 30, 2020	$36,805.8	$8,573.3	$-	$45,379.1

Portfolio activities are discussed in the respective segment descriptions in Results by Business Segment.

The following tables present new business, loan and portfolio sales, and equipment sales by segment:

New Business Volume (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Commercial Banking	$2,214.7	$3,076.6	$2,887.4	$5,291.3	$5,260.9
Consumer Banking	857.3	515.5	523.5	1,372.8	834.1
Total	$3,072.0	$3,592.1	$3,410.9	$6,664.1	$6,095.0

Loan and Portfolio Sales (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Commercial Banking	$3.4	$38.2	$109.8	$41.6	$123.6
Consumer Banking	63.6	55.5	15.9	119.1	35.5
Total	$67.0	$93.7	$125.7	$160.7	$159.1

Equipment Sales (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Commercial Banking	$38.6	$62.8	$61.9	$101.4	$112.9
Corporate	-	0.3	-	0.3	-
Total	$38.6	$63.1	$61.9	$101.7	$112.9

CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer loans and leases, including assets held for sale, by geographical regions:

Total Loans and Leases by Geographic Region (dollars in millions)

	June 30, 2020		December 31, 2019
West	$15,343.8	33.8%	$12,474.3	32.5%
Northeast	9,334.1	20.6%	8,716.7	22.7%
Southwest	6,141.1	13.5%	5,178.9	13.5%
Midwest	6,089.9	13.4%	4,915.1	12.8%
Southeast	5,432.8	12.0%	4,084.4	10.7%
Total U.S.	42,341.7	93.3%	35,369.4	92.2%
Canada	1,395.7	3.1%	1,395.1	3.6%
Europe	545.8	1.2%	464.5	1.2%
Asia / Pacific	457.4	1.0%	461.6	1.2%
All other countries	638.5	1.4%	660.1	1.8%
Total	$45,379.1	100.0%	$38,350.7	100.0%

Ten Largest Accounts

Our ten largest loan and lease accounts, primarily lessees of our rail assets and factoring clients, in the aggregate represented approximately 5.6% and 5.5% of our total loans and leases at June 30, 2020 and December 31, 2019, respectively (the largest account was less than 1.0%).

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial loans and leases, including assets held for sale, by obligor geography:

Commercial Loans and Leases by Obligor - Geographic Region (dollars in millions)

	June 30, 2020		December 31, 2019
West	$9,817.1	26.0%	$7,695.0	23.8%
Northeast	8,667.3	22.9%	8,113.4	25.1%
Midwest	5,802.0	15.4%	4,767.9	14.7%
Southwest	5,699.1	15.1%	5,089.5	15.7%
Southeast	4,772.4	12.6%	3,715.2	11.5%
Total U.S.	34,757.9	92.0%	29,381.0	90.8%
Canada	1,395.7	3.7%	1,395.1	4.3%
Europe	545.8	1.4%	464.5	1.4%
Asia / Pacific	457.4	1.2%	461.6	1.4%
All other countries	638.5	1.7%	660.1	2.1%
Total	$37,795.3	100.0%	$32,362.3	100.0%

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our loans and leases:

Commercial Loans and Leases by Obligor - State and Country (dollars in millions)

	June 30, 2020		December 31, 2019
State
California	$6,752.8	17.9%	$5,651.4	17.5%
Texas	4,652.5	12.3%	4,073.8	12.6%
New York	3,220.6	8.5%	2,993.7	9.3%
Florida	2,057.0	5.4%	1,484.7	4.6%
All other states	18,075.0	47.8%	15,177.4	46.8%
Total U.S.	34,757.9	91.9%	29,381.0	90.8%
Country
Canada	1,395.7	3.7%	1,395.1	4.3%
Marshall Islands	384.3	1.0%	362.6	1.1%
All other countries	1,257.4	3.4%	1,223.6	3.8%
Total International	$3,037.4	8.1%	$2,981.3	9.2%

Industry Concentrations

The following table represents loans and leases, including assets held for sale, by industry of obligor:

Commercial Loans and Leases by Obligor – Industry(3) (dollars in millions)

	June 30, 2020		December 31, 2019
Real Estate	$7,486.0	19.8%	$5,280.2	16.3%
Manufacturing(1)	5,296.5	14.0%	4,869.1	15.0%
Service industries	2,944.3	7.8%	1,723.4	5.3%
Energy and utilities	2,454.8	6.5%	2,151.7	6.6%
Business Services	2,276.1	6.0%	1,992.4	6.2%
Retail(2)	2,176.7	5.8%	2,619.0	8.1%
Wholesale	2,139.7	5.7%	2,034.2	6.3%
Healthcare	1,801.9	4.8%	1,576.4	4.9%
Rail	1,816.0	4.8%	1,518.2	4.7%
Transportation	1,710.1	4.5%	1,645.1	5.1%
Oil and gas extraction / services	1,618.2	4.3%	1,672.0	5.2%
Finance and insurance	1,554.4	4.1%	1,085.7	3.4%
Maritime	1,019.3	2.7%	1,118.2	3.5%
Communications	712.5	1.9%	650.1	2.0%
Other (no industry greater than 2%)	2,788.8	7.3%	2,426.6	7.4%
Total	$37,795.3	100.0%	$32,362.3	100.0%
(1)	At June 30, 2020, includes manufacturers of chemicals, including pharmaceuticals (3.8%), petroleum and coal, including refining (2.7%), and stone, clay, glass and concrete (1.4%).
(2)	At June 30, 2020, includes retailers of general merchandise (1.5%) and food and beverage providers (1.4%).
(3)

In addition to the rail industry category, exposure in the Rail division is also included in other obligor industries, with the largest being $2.8 billion in manufacturing, $999.4 million in Oil and gas extraction / services and $875.3 million in wholesale.

Operating Lease Equipment — Rail

Rail serves over 500 customers, including all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately USD $500 million and greater), other railroads and non-rail companies, such as shippers and power and energy companies. At June 30, 2020 our total operating lease fleet consisted of approximately 118,500 railcars. The following table reflects the proportion of railcars by type based on units and net investment, respectively.

Operating lease Railcar Portfolio by Type as of June 30, 2020 (units and net investment)

Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered Hoppers	40	32
Tank Cars	29	50
Mill/Coil Gondolas	9	4
Coal	9	4
Boxcars	7	5
Other	6	5
Total	100	100

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer loans, including loans held for sale.

Consumer Loans (dollars in millions)

	June 30, 2020		December 31, 2019
	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$7,446.7	98.2%	$5,934.8	99.1%
Home equity lines of credit and other	137.1	1.8%	53.6	0.9%
Total loans	$7,583.8	100.0%	$5,988.4	100.0%

Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% based upon property address.

Consumer Loans Geographic Concentrations (dollars in millions)

	June 30, 2020		December 31, 2019
	Net Investment	% of Total	Net Investment	% of Total
California	$4,307.4	56.8%	$4,172.2	69.7%
Texas	408.4	5.4%	76.3	1.3%
Washington	402.6	5.3%	222.3	3.7%
Other states	2,465.4	32.5%	1,517.6	25.3%
Total loans	$7,583.8	100.0%	$5,988.4	100.0%

OTHER ASSETS AND OTHER LIABILITIES

The following tables present the components of other assets and other liabilities. The acquisition of MOB added $199 million and $93 million of other assets and other liabilities, respectively, on January 1, 2020.

Other Assets (dollars in millions)

	June 30,	December 31,
	2020	2019
Fair value of derivative financial instruments	$545.1	$190.7
Tax credit investments and investments in unconsolidated entities	415.4	365.6
Right of use assets	228.5	194.9
Counterparty receivables	200.2	126.5
Property, furniture and fixtures	189.6	160.0
Intangible assets, net	151.8	66.0
Current and deferred federal and state tax assets	111.2	55.6
Other(1)	541.7	479.9
Total other assets	$2,383.5	$1,639.2
(1)	Other includes prepaid expenses, accrued interest and dividends, executive retirement plan, accrued rent on operating leases, servicing advances, OREO, and other miscellaneous assets.

Other Liabilities (dollars in millions)

	June 30,	December 31,
	2020	2019
Accrued expenses and accounts payable	$491.6	$565.4
Lease liabilities	275.4	242.6
Commitment to fund tax credit investments	141.4	119.5
Fair value of derivative financial instruments	91.2	32.0
Accrued interest payable	90.0	92.9
Allowance for off-balance sheet credit exposure	81.2	37.1
Current and deferred taxes payable	73.7	167.2
Other liabilities(1)	316.4	448.0
Total other liabilities	$1,560.9	$1,704.7
(1)	Other consists of liabilities for taxes other than income, equipment maintenance liabilities, cash collateral deposits, and contingent and other miscellaneous liabilities.

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

Interest rate risk can arise from many of CIT’s business activities, such as lending, leasing, investing, deposit taking and funding activities. This risk is a result of assets and liabilities repricing at different times as interest rates change. We evaluate and monitor interest rate risk primarily through two metrics.

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

The composition of our interest rate sensitive assets and liabilities generally results in a net asset-sensitive position, concentrated at the short end of the yield curve, mostly driven by moves in LIBOR, whereby our assets will reprice faster than our liabilities. Our interest rate sensitive assets generally consist of interest-bearing cash, investment securities and commercial and consumer loans. Between 40% to 50% of our total Commercial and Consumer loans are indexed to either 1-month LIBOR, 3-month LIBOR, or the Prime rate. About 60% of our floating rate loans have index floors, of which half are set at 0%.

Our exposure to interest rate risk is guided by the company’s Risk Appetite Framework and a series of risk metrics including measurements of changes in income given a change in rates. We utilize tools such as shifts in wholesale funding, the investment portfolio, or hedging to adjust our interest rate risk exposures.

In 2017, the U.K. Financial Conduct Authority, which is the authority responsible for regulating LIBOR, announced that the publication of LIBOR is not guaranteed beyond 2021. LIBOR is a benchmark interest rate for some of our floating rate earning assets, particularly in Commercial Finance, Real Estate Finance and Consumer Banking (primarily mortgages), as well as certain liabilities and off-balance sheet exposures. We continue to monitor industry and regulatory developments and have a well-established transition program in place to manage the implementation of alternative reference rates as the market transitions away from LIBOR. Coordination is being handled by the Alternative Rates Working Group, a cross-functional team directed by a senior executive-level steering committee. Its mission is to work with CIT's businesses to ensure a smooth transition for CIT and its customers to an appropriate LIBOR alternative. Though LIBOR is expected to cease at the end of 2021, financial markets and products are likely to migrate to alternatives even sooner. CIT's Alternative Rates Working Group is preparing to ensure that CIT is ready to move quickly and efficiently as consensus around LIBOR alternatives emerge.

As part of the transition to alternative rates, during the third quarter of 2019, CIT Bank issued unsecured fixed-to-floating rate notes linked to the Secured Overnight Funding Rate (“SOFR”) and our 2020 second quarter debt offering also contains a  floating rate component based on SOFR plus a margin. In addition, during the first quarter of 2020, we began linking FHLB advances to SOFR consistent with the Federal Housing Finance Agency’s directive to the FHLB. CIT will continue to assess the use of SOFR and other alternative rates as the market and best practices for transitioning to alternative rates develop.

Our funding sources consist primarily of non-maturity deposits and time deposits generated through the core deposit channels, including Online, Branch, Homeowners association and Commercial as well as our network of deposit brokers. We also support our funding needs through wholesale funding sources (unsecured and secured debt), including FHLB advances.

At June 30, 2020, deposits totaled $45.8 billion. The deposit rates we offer are influenced by market conditions and competitive factors. Market rates are the key drivers of deposit costs and we continue to optimize deposit costs by improving our deposit mix, which includes the addition of relatively low cost HOA deposits acquired as part of the MOB Acquisition. Changes in interest rates, expected funding needs, as well as actions by competitors, can affect our deposit taking activities and deposit pricing. We continue to believe our targeted non-maturity deposit customer retention is strong and we remain focused on optimizing our mix of deposits. We regularly test the effect of deposit rate changes and seek to achieve optimal alignment between assets and liabilities. As CIT continues to evolve its deposit strategies through the interest rate cycle and in response to the competitive landscape, management may periodically revise its deposit modelling assumptions and approaches in accordance with CIT’s governance structure.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The simulations we run require assumptions about rates, time horizons, balance sheet volumes, prepayment speeds, pricing and deposit behaviors, along with other inputs. The results presented below reflect the simulation of the NII Sensitivity over the next twelve months and the EVE Sensitivity over the life of the interest rate sensitive assets, liabilities and off-balance sheet items. These simulations assume an immediate 100 and 200 bps parallel increase for both December 2019 and June 2020 and a 100 bps parallel decrease for December 2019 and 25 bps parallel decrease for June 2020 from the market-based forward curve. The NII Sensitivity is presented based on an assumption that the balance sheet composition and size remain static over the 12-month projection period.

NII Sensitivity and EVE Sensitivity (dollars in millions)

	June 30, 2020			December 31, 2019
	+200 bps	+100 bps	-25 bps / 0% Floors	+200 bps	+100 bps
NII Sensitivity	$195	$144	$(1)	$49	$28
EVE Sensitivity	$(122)	$(29)	$(16)	$(442)	$(188)

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

As a result of the current low market rate environment we have suspended reporting the down 100 bps rate shock scenario as of June 30, 2020 as it provides limited information on sensitivity. In the current and persistent low rate environment the full 100 bps market rate shocks may not be achieved due to the assumption of rate floors at 0% in our modelling approach. As part of its broader interest rate risk management practices, and more recently as a result of the COVID-19 pandemic related rate cuts, we have commenced running additional market rate down shocks, such as the 25 bps down shock as well as a negative market rate shock. CIT expects that in a scenario where rates are allowed to go negative, we would see relatively greater NII Sensitivity and relatively less EVE exposure.

As of June 30, 2020, both the NII Sensitivity and EVE Sensitivity changes from December 31, 2019 for the up-rate shock scenarios (see table above) were largely driven by the balance sheet compositional changes that occurred since December, which include higher cash and deposit levels.

On a net basis, we generally have more floating rate/re-pricing interest sensitive assets than liabilities in the near term. As a result, the interest rate risk sensitivity of our current portfolio is more impacted by moves in short-term interest rates in the near term. Therefore, the NFR associated with the interest rate sensitive assets, liabilities and off-balance sheet items may increase if short-term interest rates rise or decrease if short-term interest rates decline. However, changes would also be impacted by factors beyond interest rates, such as changes in balance sheet composition, spread compression or expansion and deviations from modelled deposit betas. In addition, re-pricing of our non-interest rate sensitive assets (for example, the rail operating leases) will impact NFR.

Market-implied forward rates over the future twelve months are used to estimate a base interest rate scenario for the net interest income projection in the base case for NII Sensitivity. This base projection is compared with those calculated under varying interest rate scenarios to arrive at NII Sensitivity. Though there are many assumptions that affect the estimates for NII Sensitivity, those pertaining to deposit pricing, deposit mix and overall balance sheet composition are particularly impactful. Management continually evaluates the sensitivity of its risk metrics to these key assumptions.

EVE Sensitivity supplements net interest income simulation and sensitivity analysis as it estimates risk exposures beyond a twelve-month horizon. EVE Sensitivity modeling measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to a change in interest rates. EVE Sensitivity is calculated by subjecting the balance sheet to different rate shocks, measuring the net value of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the EVE in the base case, calculated using a market-based forward interest rate curve. The methodology with which the operating lease assets are assessed in the EVE Sensitivity results in the table above reflects the existing contractual rental cash flows and the expected residual value at the end of the existing contract term.

A wide variety of potential interest rate scenarios are simulated within our asset/liability management system. Interest sensitive assets, liabilities and off-balance sheet instruments are valued using discounted cash flow analysis for EVE Sensitivity. Rates are shocked via a set of scenarios that include both parallel and non-parallel interest rate movements. Scenarios are also run to capture our sensitivity to changes in the shape of the yield curve. Furthermore, we evaluate the sensitivity of these results to a number of key assumptions, such as discount spreads, deposit beta and prepayments of mortgage-related assets.

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

FUNDING AND LIQUIDITY

As a result of our strategic transformation, we have strong and diversified sources of funding and liquidity. As of June 30, 2020 we were 86% deposit funded, had a strong liquidity profile, and maintained a comprehensive liquidity risk management framework, including monitoring processes and systems, which are designed to ensure we have the appropriate level of liquidity to meet expected and contingent funding needs under both normal and stressed environments at the Company and CIT Bank.

CIT actively manages its liquidity and monitors liquidity risk through a suite of tiered early warning indicators as well as management and Board limits. The assessments of liquidity risk are measured under the assumption of normal operating conditions as well as under a range of stress scenarios and use assumptions to reflect the changing market environment. Such scenarios cover a range of events, including systemic market-wide events as well as CIT-specific events. Liquidity stresses are applied in terms of duration and severity. Although not required by regulators, CIT continues to calculate and maintain a strong Liquidity Coverage Ratio above 100%, informed by Tier IV banks based on the FRB Tailoring Rule.

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

Oversight is provided by the RMC, ERC, ALCO and the Risk Control Committee (“RCC”).

CIT closely monitors daily and intraday liquidity requirements in order to maintain appropriate amounts of Liquid Assets on our balance sheet and access to contingent sources of liquidity in order to meet our obligations.

During the market disruptions caused by the COVID-19 pandemic of the prior quarter and continuing into the second quarter, we enhanced our monitoring and internal communication around liquidity risk. Consistent with our enhanced monitoring, we continue to maintain strong levels of Liquid Assets, above our internal limits.

At June 30, 2020 we had $13.1 billion of total Liquid Assets and $4.3 billion of contingent liquidity sources available, most of which is held at the Bank, commensurate with our assets.

•

At June 30, 2020, our Liquid Assets comprised 21.3% of total assets and included $7.9 billion of Available Cash[5] (of which $1.6 billion is available at the BHC) and $5.3 billion of High Quality Liquid Securities, of which approximately $2.7 billion is pledged but not drawn against at the FHLB and are also available for sale.

•	At June 30, 2020, our contingent liquidity sources include:
o

A committed and secured ABL facility of $750 million available to the parent and non-bank subsidiaries, of which $724 million was unused, provided that eligible assets are available to serve as collateral.

[5]	Available cash consists of the unrestricted portions of ‘Cash and due from banks’ and ‘Interest-bearing cash’, excluding cash not accessible for liquidity, such as vault cash and deposits in transit.

o	A committed Revolving Credit Facility of $300 million, of which $261 million was available to be drawn at the parent.
o

FHLB capacity of $6.1 billion (collateralized by lending assets), of which approximately $2.8 billion was outstanding, resulting in $3.3 billion of available capacity for CIT Bank. (The $6.1 billion capacity amount excludes $2.5 billion of capacity to borrow against High Quality Liquid Securities, which are pledged at the FHLB but are available for sale until CIT borrows against the securities).

We continue to expand our tools to monetize High Quality Liquid Securities through the additional FHLB capacity and unutilized repo lines.

In addition, the Company has access to a borrowing facility with the FRB Discount Window and beginning May 1, 2020, CIT Bank has access to a secured borrowing facility with the FRB Paycheck Protection Program Liquidity Facility. No amounts were outstanding with these facilities. See “FRB” section further below.

Given the strong Bank liquidity position, we paid down $200 million FHLB callable debt in June and we repurchased $234.8 million of our senior unsecured debt issued by CIT Bank, resulting in a gain of approximately $15 million on debt extinguishment.

Also, during the second quarter, CIT Group Inc. (i.e. the parent) issued $500 million of 3.929% fixed-to-floating rate senior unsecured notes due in 2024 at the parent.

Cash

Cash totaled $8.1 billion at June 30, 2020 and $2.7 billion at December 31, 2019. The increase in cash in 2020 was primarily driven by deposit growth.

Investment Securities

Investment securities consisted primarily of US Treasury and Agency-issued fixed income securities and totaled $5.7 billion at June 30, 2020 and $6.3 billion at December 31, 2019, of which $5.4 billion and $6.0 billion, respectively, were AFS. Securities of $2.9 billion were pledged as of June 30, 2020 to secure public funds, FHLB financing availability, and derivative contracts and for other purposes as required or permitted by law. During 2020 we sold certain MBS securities.

We had $100 million and $950 million of securities purchased under agreement to resell at June 30, 2020 and December 31, 2019, respectively. See Note 6 — Investment Securities in Item 1 and below for additional information on types and maturities of investment securities.

Funding Sources

We fund our operations through deposits and borrowings. Deposits totaled $45.8 billion, 86% of total funding at June 30, 2020 and $35.1 billion, 84% of total funding at December 31, 2019. Borrowings totaled $7.6 billion at June 30, 2020 and $6.5 billion at December 31, 2019, respectively. The increase in deposits was driven by $7.0 billion from the MOB Acquisition and strong growth in the second quarter. Borrowings consist of senior unsecured notes, subordinated unsecured notes and secured borrowings (FHLB advances and structured financings).

Unsecured borrowings decreased to 9% of total funding from 11% at December 31, 2019. Secured borrowings was 5% at June 30, 2020 and December 31, 2019. See further discussions below.

In calendar year 2020, we do not have unsecured debt repayments or FHLB advances due. Over the next twelve months, we have $500 million of unsecured borrowings due in March 2021, and $14 million of other structured financings coming due. As of June 30, 2020, time deposits with maturities over the coming twelve months were $9.2 billion. See the contractual maturities table later in this section that includes borrowings and deposits. Also see Note 7 – Deposits and Note 9 – Borrowings in Item 1.

During the first half of 2020, we paid $16 million in preferred dividends and $70 million of common dividends. In the third quarter, we have declared preferred dividends of $3 million and common dividends of approximately $35 million.

See FRB discussion later in this section for further details and the Net Finance Revenue section for a tabular presentation of our average funding mix for the period ended June 30, 2020.

Deposits

CIT Bank offers a full suite of deposit offerings to its commercial and consumer customers through a national online platform, a network of over 60 branches, which are in top MSAs in Southern California, and another 25 bank branches acquired with the MOB Acquisition, primarily in the Southwest, Midwest and Southeast. With the addition of $7.0 billion of deposits from MOB on the acquisition date, we added a leading national HOA deposit channel, which reaches over 4.5 million households. MOB’s relationship-driven commercial banking business also provides an opportunity to further grow commercial deposits, as it accelerates our presence in the middle market. See “Mutual of Omaha Bank Acquisition” section. The period end balances are as follows:

Deposits by Channel (dollars in millions)

	June 30, 2020		December 31, 2019
	Total	Percent of Total	Total	Percent of Total
Online	$21,490.0	47%	$19,014.0	54%
Branch	11,993.0	26%	11,230.6	32%
Homeowners association	5,340.9	12%	—	-%
Commercial	4,298.2	9%	2,228.6	6%
Brokered / other channel	2,693.1	6%	2,666.3	8%
Total deposits	$45,815.2	100%	$35,139.5	100%

The following table details our period end deposit balances by type:

Deposits by Type (dollars in millions)

	June 30, 2020		December 31, 2019
	Total	Percent of Total	Total	Percent of Total
Savings and money market	$27,068.9	59%	$21,059.8	60%
Time deposits	12,378.5	27%	11,157.7	32%
Interest-bearing checking	3,256.4	7%	1,328.9	4%
Non-interest bearing deposits	3,111.4	7%	1,593.1	4%
Total deposits	$45,815.2	100%	$35,139.5	100%

Commensurate with the Federal Reserve interest rate reductions, we have been lowering rates on our deposits. See “Net Finance Revenue” for discussion on deposits interest expense and rates.

At the Company, the period end loans and leases to deposits ratio was 99% at June 30, 2020, compared to 109% at December 31, 2019. At the Bank, the period end loans and leases to deposits ratio was 96% at June 30, 2020, compared to 94% at December 31, 2019.

Unsecured Borrowings

Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility had a total commitment amount of $300 million as of June 30, 2020, of which approximately $260 million was available to be drawn and the remainder was utilized for letters of credit. The facility commitment was down from $400 million at December 31, 2019, reflecting the renewal of the facility in the first quarter of 2020 at a lower commitment level and with an extended maturity date of November 1, 2021.

Senior Unsecured Notes

At June 30, 2020, senior unsecured notes outstanding totaled $4.3 billion and the weighted average coupon rate was 4.63%, compared to 4.62% at December 31, 2019. On June 19, 2020, CIT issued $500 million aggregate principal amount of senior unsecured fixed-to-floating rate notes due 2024 (the "Notes"). The Notes priced at par and bear interest at a fixed rate per annum of 3.929% semiannually in arrears on June 19 and December 19 beginning December 19, 2020. The Notes are callable on June 19, 2023. Beginning June 19, 2023 until the maturity, the Notes will bear interest at a floating rate based on SOFR plus a margin of 3.827% payable quarterly in arrears if not called. The Notes are senior unsecured obligations of CIT and are not guaranteed by any of CIT's subsidiaries.

In connection with the MOB Acquisition, CIT Bank established a $5 billion Global Bank Note Program in September 2019 to enable it to offer both unsecured senior and subordinated notes. CIT Bank subsequently issued $550 million of 2.969% Senior Unsecured Fixed-to-Floating Rate Notes due 2025 (“2025 Notes”). During the second quarter of 2020 we initiated and completed a cash tender offer to purchase the 2025 Notes, with $234.8 million tendered. Such tendering holders received the purchase price in the amount of $930 for each $1,000 principal amount of Notes tendered, plus accrued and unpaid interest. CIT recognized a gain of approximately $15 million on the tender.

Subordinated Unsecured Notes

Subordinated unsecured notes principal amount totaled $500 million as of June 30, 2020 and consisted of $100 million of 4.125% fixed-to-fixed subordinated notes due in 2029 and $400 million of 6.125% fixed rate subordinated notes due 2028, which are included in Tier 2 capital.

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

FHLB Balances (dollars in millions)

				December 31,
	June 30, 2020			2019
	Lending Assets	High Quality Liquid Securities	Total	Total
Total borrowing capacity	$6,122.7	$2,513.8	$8,636.5	$6,350.5
Less:
Advances	(2,850.0)	—	(2,850.0)	(1,650.0)
Available capacity	$3,272.7	$2,513.8	$5,786.5	$4,700.5

Pledged assets (1)	$7,638.0	$2,702.3	$10,340.3	$6,987.6
Weighted Average Rate			0.60%	2.04%
(1)	December 31, 2019 pledged assets included $50.4 million of High Quality Liquid Securities.

CIT Bank may borrow additional FHLB advances, as liquidity needs arise or repay advances as liquidity allows. The available capacity of $5,786.5 million includes $2,513.8 million to borrow against $2,702.3 million of pledged High Quality Liquid Securities, which have not been borrowed against at June 30, 2020 and remain available for sale. FHLB advances and pledged assets are also discussed in Note 9 — Borrowings.

Other Secured and Structured Financings

Outstanding other secured and structured financings totaled $15.8 million at June 30, 2020, down from $361.1 million at December 31, 2019, driven by reduced borrowings under our ABL facility. The total borrowing capacity of the ABL facility was $750 million, based on the availability of eligible collateral, of which $724 million was unused at June 30, 2020. We reduced the borrowing capacity of the facility from $1 billion during the second quarter. The facility expires in December 2021.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight borrowings. Effective March 16, 2020, the FRB announced changes to the FRB Discount Window, including the extension of the term of such borrowings up to 90 days. The borrowing capacity is determined by the FRB based on the collateral pledged. There were no outstanding borrowings with the FRB Discount Window as of June 30, 2020 and December 31, 2019. See Note 9 — Borrowings in Item 1 for total balances pledged, including amounts to the FRB. Beginning May 1, 2020, CIT Bank can borrow from the FRB Paycheck Protection Program Liquidity Facility (“PPPLF”), which is used to provide term financing to CIT Bank backed by PPP loans. As of June 30, 2020, there were no outstanding borrowings with these facilities.

CIT Obligations

The following table summarizes contractual maturities for deposits with stated maturities and borrowings outstanding, which excludes PAA discounts, original issue discounts and FSA discounts.

Contractual Maturities – Time Deposits and Borrowings as of June 30 (dollars in millions)

	Total	2021	2022	2023	2024	Thereafter
Time deposits	12,382.0	9,188.3	1,666.2	362.6	562.9	602.0
Senior unsecured notes	4,263.6	500.0	—	1,147.0	1,750.0	866.6
Subordinated unsecured notes	500.0	—	—	—	—	500.0
FHLB advances	2,850.0	—	2,850.0	—	—	—
Other secured and structured financings	17.9	13.8	—	—	4.1	—
Time deposits and borrowings	$20,013.5	$9,702.1	$4,516.2	$1,509.6	$2,317.0	$1,968.6

The following table presents further detail on maturity dates of senior unsecured notes by tranches.

Senior Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
March 2021	4.125%	March 2018	$500.0
August 2022	5.000%	August 2012	1,147.0
August 2023	5.000%	August 2013	750.0
February 2024	4.750%	August 2018	500.0
June 2024	3.929%	June 2020	500.0
March 2025	5.250%	March 2018	500.0
September 2025	2.969%	September 2019	315.2
Weighted average rate and total	4.617%		$4,212.2

Contractual Commitments

Commitment Expiration as of June 30 (dollars in millions)

	Total	2021	2022	2023	2024	2025+
Financing commitments	$7,744.0	$2,483.1	$1,377.1	$1,600.3	$1,133.7	$1,149.8
Rail and other purchase commitments	430.3	430.3	—	—	—	—
Letters of credit	276.7	91.7	21.9	76.8	30.4	55.9
Deferred purchase agreements	1,015.1	1,015.1	—	—	—	—
Total contractual commitments	$9,466.1	$4,020.2	$1,399.0	$1,677.1	$1,164.1	$1,205.7

At June 30, 2020, substantially all of our undrawn financing commitments were senior facilities, with approximately 95% secured by commercial equipment or other assets, and the remainder primarily comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance and Real Estate Finance divisions of Commercial Banking and include unused revolver availability of $2.9 billion, which is subject to borrower base revolver capacity and covenant compliance. Also included in financing commitments are delayed draws and term loans. Customer draws on such facilities are subject to certain pre-determined contract conditions. The top ten undrawn financing commitments totaled $630.1 million at June 30, 2020. Financing commitments related to consumer loans totaled approximately $421.4 million.

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

CIT and CIT Bank, N.A. debt ratings, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and DBRS Inc. (“DBRS”) are presented in the following table:

Ratings

	S&P	Fitch	Moody’s	DBRS
Last Credit Update	5/4/20	7/24/20	4/9/20	5/7/20
CIT Group Inc.
Long Term Senior Unsecured Debt	BB+	BBB-	Ba1	BBB (low)
Subordinated Debt	BB	BB+	Ba1	BB (high)
Non-Cumulative Perpetual Stock	B+	B+	Ba3	BB (low)
Ratings Outlook / Trend	Negative	Negative (watch)	Stable	Negative
CIT Bank, N.A.
Issuer Rating	BBB-	BBB-	Ba1	BBB
Long Term Senior Bank Notes	BBB-	BBB-	Ba1	N/A
Deposit Rating (LT/ST)	N/A	BBB / F3	Baa1 / P-2	BBB / R-2 (high)
Outlook	Negative	Negative (watch)	Stable	Negative

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

CAPITAL

Capital Management

The Company’s capital management is discussed in our Annual Report on Form 10-K, Item 1. Business Overview - Regulation, subsections “Capital Requirements” and “Regulatory Expectations for Capital Planning.”

The Company maintains a comprehensive capital adequacy process. The Company establishes internal capital risk limits and warning thresholds, which utilize Risk-Based and Leverage-Based Capital calculations, internal and external early warning indicators, its capital planning process, and stress testing to evaluate the Company's capital adequacy for multiple types of risk in both normal and stressed environments. The capital management framework requires contingency plans be defined and may be employed at management’s discretion.

See the “COVID-19 Pandemic Response” section for discussion of the capital impacts from the adoption of CECL and the adverse impact from the COVID-19 pandemic thereon. In addition, the acquisition of MOB on January 1, 2020 impacted the comparability to prior periods.

Return of Capital

We declared and paid the following dividends in 2020:

Declaration Date	Payment Date	Per Share Dividend
Common Stock
January 21, 2020	February 21, 2020	$0.35
April 15, 2020	May 22, 2020	$0.35
Series A Preferred Stock
April 15, 2020	June 15, 2020	$29.00
Series B Preferred Stock
January 21, 2020	March 16, 2020	$0.48
April 15, 2020	June 15, 2020	$0.35

On July 16, 2020, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.35 per outstanding common share. The common stock dividend is payable on August 21, 2020 to common shareholders of record as of August 7, 2020. On July 16, 2020, the Board of Directors of the Company declared a quarterly cash dividend in the amount of approximately $0.35 per outstanding Series B preferred stock. The dividend is payable on September 15, 2020 to Series B preferred shareholders of record as of August 31, 2020.

The Company stopped repurchasing shares in the third quarter of 2019 due to the then-pending MOB Acquisition and the Company’s decision to cease repurchasing its common shares in order to increase the CET1 ratio to the internal target of 10.5%.

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve and OCC capital guidelines for assessing adequacy of capital. At June 30, 2020 and December 31, 2019, the capital ratios of the Company and CIT Bank exceeded all capital adequacy requirements.

In November 2017, the Federal Reserve Board, together with the OCC and FDIC adopted a final rule effective January 1, 2018 to extend the regulatory capital treatment under 2017 transition provisions for certain items, applicable to banking organizations that are not subject to advanced approaches capital rules (“Transition Final Rule”). These items include regulatory capital deductions, risk weights, and certain minority interest limitations. In July 2019, the federal bank regulators issued the final rule (“Simplification Final Rule”) to simplify the regulatory capital requirements for these items covered by the Transition Final Rule. The Simplification Final Rule was effective on April 1, 2020, but subsequently revised to January 1, 2020. The regulatory capital guidelines applicable to the Company and CIT Bank were the Basel III Rule and the Simplification Final Rule for the period ended June 30, 2020 and the Basel III Rule and the Transition Final Rule for the period ended December 31, 2019.

In March 2020, the OCC, FRB and FDIC collectively issued the Revised CECL Transition Rule for regulatory capital, which provides for the option to delay for two years the impact of CECL’s effect on regulatory capital, followed by a three-year transition period. The Company elected to use the 5-year transition under the Revised CECL Transition Rule, which resulted in a benefit of $194.4 million in capital as of June 30, 2020. See Note 13 – Regulatory Capital for further details regarding the 5-year transition.

Capital Components, Risk-Weighted Assets, and Capital Ratios (dollars in millions)

	June 30, 2020	December 31, 2019
CET1 Capital
Total common stockholders’ equity(1)	$5,214.3	$5,814.0
Effect of CECL transition impact on retained earnings (2)	194.4	—
Effect of certain items in AOCI excluded from CET1 Capital	(76.0)	43.0
Adjusted total equity	5,332.7	5,857.0
Goodwill, net of associated deferred tax liabilities (DTLs)	(141.8)	(361.7)
Intangible assets, net of associated DTLs	(139.5)	(50.9)
CET1 Capital	5,051.4	5,444.4
Additional Tier 1 Capital
Preferred Stock	525.0	525.0
Other Additional Tier 1 Capital deductions(3)	—	(0.1)
Total Additional Tier 1 Capital	525.0	524.9
Total Tier 1 Capital	5,576.4	5,969.3
Tier 2 Capital
Qualifying Tier 2 Capital Instruments	494.6	494.4
Qualifying adjusted allowance for credit losses(2) (4)	637.4	519.6
Total Tier 2 Capital	1,132.0	1,014.0
Total Capital	$6,708.4	$6,983.3
Risk-Weighted Assets	$50,730.3	$45,262.0
CIT Ratios
CET1 Capital Ratio	10.0%	12.0%
Tier 1 Capital Ratio	11.0%	13.2%
Total Capital Ratio	13.2%	15.4%
Tier 1 Leverage Ratio	9.2%	11.9%
CIT Bank, N.A. Capital Components and Ratios
CET1 Capital	$4,643.3	$4,879.6
Tier 1 Capital	4,643.3	4,879.6
Total Capital	5,506.0	5,644.3
Risk-Weighted Assets	44,728.6	37,150.5
CET1 Capital Ratio	10.4%	13.1%
Tier 1 Capital Ratio	10.4%	13.1%
Total Capital Ratio	12.3%	15.2%
Tier 1 Leverage Ratio	8.3%	11.0%
(1)	See Condensed Consolidated Balance Sheets for the components of total common stockholders’ equity.
(2)	Reflects the CECL transition impact based on the Revised CECL Transition Rule.
(3)	Represents covered funds deductions required by the Volcker Rule.
(4)

ACL included in Tier 2 Capital is limited to 1.25% of risk weighted assets and includes allowance for off-balance sheet credit exposures (i.e. unfunded lending commitments and DPAs) recorded in other liabilities.

CET1 Capital decreased from December 31, 2019, reflecting the year to date net loss, primarily due to the provision for credit losses, partially offset by the effect of the CECL transition impact on retained earnings of $194 million and the issuance of approximately $141 million in common shares on January 1, 2020 related to the MOB Acquisition.

See the “COVID-19 Pandemic Response” section for discussion of the impact on capital due to the impacts from the MOB acquisition, the adoption of CECL and the adverse impact from the COVID-19 pandemic thereon.

The reconciliation of balance sheet assets to RWA is presented below:

Risk-Weighted Assets (dollars in millions)

	June 30, 2020	December 31, 2019
Balance sheet assets	$61,702.4	$50,832.8
Risk weighting adjustments to balance sheet assets	(16,571.7)	(11,600.2)
Off-Balance sheet items	5,599.6	6,029.4
Risk-weighted assets	$50,730.3	$45,262.0

The increase in balance sheet assets reflects the MOB Acquisition that closed on January 1, 2020 and growth in cash balances from the increase in deposits and reduction in loans during the second quarter. The risk weighting adjustments to balance sheet assets as of June 30, 2020 increased from December 31, 2019 as a result of the increases in cash deposited with the FRB risk-weighted at 0%, consumer loans risk-weighted at 50% due to the MOB Acquisition and higher mark-to-market gains on derivative contracts, partially offset by a reduction in reverse repos and the ACL increase due to the current macroeconomic environment.

The 2020 off-balance sheet items primarily reflect $3.2 billion of unused lines of credit (largely related to the Commercial and Real Estate Finance divisions), $1.0 billion related to DPAs (Commercial Finance division), $0.7 billion of derivative exposures, and $0.7 billion of other items. See Note 15 — Commitments in Item 1 for further detail on commitments.

See the “COVID-19 Pandemic Response” section for discussion of the impact on RWAs due to the MOB acquisition, the adoption of CECL, and the adverse impact from the COVID-19 pandemic thereon.

Book Value, Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	June 30,	December 31,
	2020	2019
Total common stockholders' equity	$5,214.3	$5,814.0
Less goodwill	(146.8)	(369.9)
Intangible assets	(151.8)	(66.0)
Tangible book value(1)	$4,915.7	$5,378.1
Book value per share	$52.97	$61.37
Tangible book value per share(1)	$49.93	$56.77
(1)	Tangible book value and tangible book value per share are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of Non-GAAP to GAAP financial information

Book value ("BV") and tangible book value (“TBV”), and respective per share amounts, at June 30, 2020 decreased from December 31, 2019, reflecting the net loss during the quarter.

CIT BANK, N.A.

The following tables present condensed financial information for CIT Bank. Trends and significant items are discussed in the previous sections of the MD&A. Loans and leases not included in the bank primarily relate to certain rail assets and our factoring business. Balance changes compared to 2019 were primarily driven by the MOB Acquisition.

Condensed Balance Sheets (dollars in millions)

	June 30,	December 31,
	2020	2019
ASSETS:
Cash and deposits with banks	$7,883.9	$2,425.2
Securities purchased under agreement to resell	100.0	950.0
Investment securities	5,640.8	6,264.9
Assets held for sale	79.4	27.4
Loans	35,908.6	28,781.1
Allowance for credit losses	(1,168.5)	(455.2)
Operating lease equipment, net	5,130.1	4,686.8
Bank owned life insurance	1,158.9	1,043.2
Goodwill	121.5	323.1
Other assets	1,885.7	1,222.4
Total Assets	$56,740.4	$45,268.9
LIABILITIES AND EQUITY:
Deposits, including $1,453.6 and $683.4 due to affiliates at June 30, 2020 and December 31, 2019, respectively	$47,268.8	$35,822.9
FHLB advances	2,850.0	1,650.0
Borrowings, including $302.3 and $655.1 due to affiliates at June 30, 2020 and December 31, 2019, respectively	619.2	1,201.1
Other liabilities, including $70.7 and $73.1 payable to affiliates at June 30, 2020 and December 31, 2019, respectively	1,176.5	1,328.6
Total Liabilities	51,914.5	40,002.6
Total Equity	4,825.9	5,266.3
Total Liabilities and Equity	$56,740.4	$45,268.9

Capital Ratios – see Capital section

Loans and Leases, including HFS, by Segment (dollars in millions)

	June 30,	December 31,
	2020	2019
Commercial Banking
Commercial Finance	$15,078.9	$12,074.1
Business Capital	5,342.3	5,318.2
Rail	4,403.6	4,090.2
Real Estate Finance	7,720.0	5,398.4
Total	32,544.8	26,880.9
Consumer Banking
Consumer and Community Banking	6,546.9	4,531.4
Legacy Consumer Mortgages	2,026.4	2,083.0
Total	8,573.3	6,614.4
Total loans and leases	$41,118.1	$33,495.3

Condensed Statements of Operations (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Interest and fees on loans	$403.3	$448.3	$434.9	$851.6	$862.9
Other interest and dividends	29.2	45.3	56.3	74.5	119.9
Interest income	432.5	493.6	491.2	926.1	982.8
Interest on deposits	138.3	156.6	173.9	294.9	327.7
Interest on borrowings	10.6	13.8	11.6	24.4	34.6
Interest expense on deposits and payables with affiliated companies	3.2	4.4	4.7	7.6	11.7
Interest expense	152.1	174.8	190.2	326.9	374.0
Net interest revenue	280.4	318.8	301.0	599.2	608.8
Provision for credit losses	122.8	507.0	32.0	629.8	62.4
Net interest revenue, after credit provision	157.6	(188.2)	269.0	(30.6)	546.4
Rental income on operating leases	119.1	124.5	118.8	243.6	241.5
Other non-interest income	87.3	100.7	72.0	188.0	142.0
Total net revenue, net of interest expense and credit provision	364.0	37.0	459.8	401.0	929.9
Operating expenses	336.2	293.9	221.8	630.1	465.0
(Gain) loss on debt extinguishment and deposit redemptions	(15.4)	-	0.3	(15.4)	0.3
Goodwill impairment	-	323.1	-	323.1	-
Depreciation on operating lease equipment	62.6	60.2	57.8	122.8	118.2
Maintenance and other operating lease expenses	24.3	30.4	20.1	54.7	45.9
Income before provision for income taxes	(43.7)	(670.6)	159.8	(714.3)	300.5
Provision for income taxes	4.7	(117.4)	32.6	(112.7)	69.2
Income from continuing operations	(48.4)	(553.2)	127.2	(601.6)	231.3
Loss on discontinued operation	-	-	(1.3)	-	(2.0)
Net (loss) income	$(48.4)	$(553.2)	$125.9	$(601.6)	$229.3
New business volume - funded	$3,062.3	$3,571.7	$3,410.7	$6,634.0	$6,094.6

Net Finance Revenue (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Interest income	$432.5	$493.6	$491.2	$926.1	$982.8
Rental income on operating leases	119.1	124.5	118.8	243.6	241.5
Finance revenue	551.6	618.1	610.0	1,169.7	1,224.3
Interest expense	152.1	174.8	190.2	326.9	374.0
Depreciation on operating lease equipment	62.6	60.2	57.8	122.8	118.2
Maintenance and other operating lease expenses	24.3	30.4	20.1	54.7	45.9
Net finance revenue	$312.6	$352.7	$341.9	$665.3	$686.2
AEA	$53,722.9	$49,780.0	$42,082.4	$51,751.5	$42,078.6

Net Finance Margin

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Interest income	3.22%	3.97%	4.67%	3.58%	4.67%
Rental income on operating leases	0.89%	1.00%	1.13%	0.94%	1.15%
Finance revenue	4.11%	4.97%	5.80%	4.52%	5.82%
Interest expense	1.13%	1.41%	1.81%	1.26%	1.78%
Depreciation on operating lease equipment	0.47%	0.48%	0.55%	0.47%	0.56%
Maintenance and other operating lease expenses	0.18%	0.25%	0.19%	0.21%	0.22%
Net finance margin	2.33%	2.83%	3.25%	2.57%	3.26%

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

Adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326)

Background and Scope

On January 1, 2020 we adopted CECL, which replaces the previous incurred loss impairment model, that recognized credit losses when a probable loss threshold was met, with a current expected loss model that recognizes lifetime ECL immediately when a financial asset is originated or purchased. Refer to Note 1 – Business and Summary of Significant Accounting Policies for additional information about this new standard.

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

With respect to cash and interest-bearing cash, securities purchased under agreements to resell and most of our AFS debt securities, the impact from CECL was negligible given the nature of the assets and related collateral, which allowed for the assumption of zero loss. No credit loss is recognized on accrued interest receivable given the Company’s policy to reverse accrued and unpaid interest upon it becoming 90-days past due, except as described in Note 1 – Business and Summary of Significant Accounting Policies, related to accrued interest on loans with COVID-19 related deferment or forbearance arrangements. We establish an ACL on those balances. The largest asset classes subject to forecasts under CECL are held for investment loans and finance leases as well as related unfunded commitments.

CECL is not prescriptive with respect to ACL calculations, and estimating credit losses under this new standard is highly judgmental. Therefore, management continues to leverage a robust governance process to facilitate review, challenge and approval of the ACL.

Another change under CECL is that it replaces the prior accounting standard related to PCI loans with the concept of PCD. An entity records a PCD asset at the purchase price plus the ACL expected at the time of acquisition to establish the initial amortized cost basis. This is referred to as “gross-up” accounting, as under this method, there is no credit loss expense affecting net income on acquisition. Changes in estimates of ECL after acquisition are recognized as credit loss expense (or reversal of credit loss expense) in subsequent periods as they arise. Assets classified as PCI on the January 1, 2020 adoption date automatically became PCD assets with the gross-up methodology applied, and as a result there was no equity impact in connection with the transition / adoption. This change impacted our first quarter 2020 results in two ways: 1) in our legacy PCI portfolio where the PCD gross up / reclassification of non-accretable discount included in loan amortized cost resulted in a $120.5 million increase to ACL; and 2) the classification of certain loans from the MOB Acquisition as PCD, which resulted in the establishment of $20 million (net of acquisition date charge-offs of $38.6 million) in ACL through gross up. The January 1, 2020 ACL adjustment related to CIT’s initial adoption of CECL for legacy CIT non-PCD assets was recorded as an offset to retained earnings, while the adjustment to the ACL related to non-PCD loans acquired from MOB was established via a charge to the first quarter provision for credit losses. Subsequent to the initial recognition, PCD loans are accounted for under the same methodology as non-PCD loans. See ACL roll forward table in Credit Metrics.

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

Forecasting Approach – Loans, including Investment in Finance Leases

We use multiple models to generate ECL forecasts while utilizing different segmentations for modeling and financial reporting. The model segmentation is generally driven by financial asset type, type of collateral or obligor characteristics (e.g., internal credit grade, industry). Reporting segmentation is driven by business segment and division. For modeling purposes, our commercial loan portfolio is segmented into four categories while the residential mortgage portfolio is segmented for LCM and jumbo mortgages. The primary segmentation characteristics for the commercial loan portfolio is described below.

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

We utilize macroeconomic forecasts issued by a third party as inputs to our ACL loss models. We use a baseline forecast over the contractual term of the asset for all our portfolios in our quantitative ACL calculations, and consider the forecast to be reasonable and supportable for the life of the loan. More than 75 percent of the portfolio consists of commercial loans which have a weighted average remaining life of approximately two to two and a half years. The variables listed below are most relevant for the CIT modeling suite.

•	Commercial real estate price index
•	Corporate profits
•	Credit spreads
•	GDP growth rate
•	Home price index
•	Inflation
•	Manufacturing capacity utilization
•	Personal consumption
•	Retail sales
•	Unemployment rate

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

Our CECL framework was developed to align with requirements under U.S. GAAP as well as regulatory guidance. Our CECL approach uses one scenario as a baseline and then upside and downside scenarios are used to assess the sensitivity of losses in the portfolio to different economic forecasts. We have chosen to use alternative scenarios from a notable third party for its upside and downside scenarios. Each quarter, we run these alternative scenarios through the CECL models to generate lifetime loss estimates. We also may adjust prepayment assumptions by scenario. The variances between the upside scenario and baseline as well as the downside and baseline are calculated and then a weighting adjustment factor is applied to the variances. Factors that are taken into consideration when determining the weighting adjustment factor include, but are not limited to, the following items.

•	Scenario probabilities
•

Balance of Risks: In assessing the variances between the upside and baseline and downside and baseline, we will have insight into whether risks are balanced or weighted to either the upside or downside.

•	Forecast Accuracy: Compare prior baseline scenario forecasts to actual economic statistics.
•	Economic Sentiment: Other notable sources with views on the economic environment (e.g., Federal Reserve) may also be considered.

2020 Second Quarter ACL

The following graph illustrates the changes in the ACL from December 31, 2019 through June 30, 2020 and the quarter-end ratio of ACL to loans and leases.

(dollars in millions)

Our ACL was $1.2 billion as of June 30, 2020, representing an increase of $91.6 million relative to March 31, 2020 and $720.1 million to December 31, 2019.

Implementation of CECL and the MOB acquisition resulted in an increase to the ACL of approximately $280 million from December 31, 2019. Approximately $141 million of this increase was related to PCD loans and therefore did not impact the Company’s capital. The increase in the ACL consisted of:

•

CECL Implementation (pre-MOB Acquisition): The transition from incurred loss to CECL on January 1, 2020 resulted in an ACL increase of $223.6 million for loans and approximately $8 million for off-balance sheet credit exposures. Approximately $120 million was related to the transition from PCI to PCD accounting. The CECL implementation resulted in a reduction to retained earnings totaling $82 million.

•

MOB Acquisition: The acquisition of MOB on January 1, 2020 included approximately $6.3 billion of loans and $57 million of net ACL for loans and approximately $8.5 million for the allowance for off-balance sheet credit exposures. The MOB Acquisition resulted in a one-time provision expense of $45 million.

The onset of the COVID-19 pandemic drove the remainder of the increase in reserve in the first quarter and continued to impact the reserve in the second quarter. The $91.6 million increase in the second quarter ACL includes a $15.9 million reduction in the allowance for individually evaluated loans, as net charge-offs of $73.4 million against this loan population exceeded the new provisions for the quarter. This reduction was offset by a $107.4 million increase in the allowance for collectively evaluated loans. In the second quarter the allowance for the collectively evaluated loans utilized a June Baseline scenario as a key input to the quantitative component of the ACL. This forecast was more severe than the first quarter, which drove an increase in the collectively evaluated reserve. The following table presents the key assumptions utilized for the quantitative component of the ACL.

Key Assumptions Utilized for the Quantitative Component of the ACL

	2Q20	3Q20	4Q20	2020-2021
GDP(1)	-33.4%	19.8%	0.1%	-2.6%
Unemployment(2)	14.0%	9.1%	9.5%	9.7%
(1)	2Q 20 – 4Q 20: GDP represents real GDP growth, annualized percentage change / 2020-2021: GDP represents real GDP level, Q4 '21 - Q4 '19 % change
(2)	2Q 20 – 4Q 20: Unemployment represents the unemployment rate / 2020-2021 represents peak unemployment rate in 2021

In addition to the updated scenario there were model enhancements, revised assumptions and qualitative adjustments that affected the allowance for the collectively evaluated loans. Qualitative reserve adjustments are applied to the reserve for items not directly captured in the quantitative component of the reserve and included items such as macroeconomic uncertainty, risk to specific industries or portfolio segments, potential changes in collateral value and model uncertainty given the unprecedented macroeconomic environment. Our approach to macroeconomic uncertainty is described above and utilizes upside and downside scenarios. The downside scenario used in the second quarter projected unemployment rates approximately 1% - 3% higher than the Baseline over 2020 and 2021.

Our allowance for off-balance sheet credit exposures was $81 million as of June 30, 2020, compared to $120 million as of March 31, 2020 and $37 million as of December 31, 2019. The decrease for the second quarter reflects a reduction in commitments and other factors.

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

The transition impact of adopting CECL was insignificant and had no equity impact, as these assets were reflected at fair value, with an adjustment to OCI under our legacy accounting. The negligible adjustment reflected the fact that the majority of the portfolio qualified for the zero-loss assumption. The total provision for the second quarter related to the AFS debt securities portfolio was not significant.

Goodwill

The consolidated goodwill balance as of June 30, 2020 was $146.8 million, or approximately 0.24% of total assets. CIT acquired MOB on January 1, 2020, which resulted in the recording of $121.6 million of goodwill. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows (that may reflect collateral values), market conditions and other future events that are highly subjective in nature.

Goodwill is assessed for impairment at least annually, or more often if events or circumstances have changed significantly from the annual test date that would indicate a potential reduction in the fair value of the RU below its carrying value. Impairment exists when the carrying amount of goodwill exceeds its implied fair value.

The overall deterioration in the macroeconomic environment, challenges in the banking industry, including the low rate environment, and, in particular, the sustained decrease in CIT’s and its peer companies’ stock prices triggered the need for an interim goodwill impairment test in the first quarter of 2020. Based on the interim assessment, the Company recorded an impairment of $344.7 million during the prior quarter, including the goodwill associated with the Commercial Finance and Real Estate Finance RUs within the Commercial Banking segment of $301.5 million and the Consumer Banking RU of $43.2 million. This goodwill was primarily related to the OneWest Bank acquisition. With respect to the $121.6 million of goodwill associated with RUs from the MOB Acquisition, there was no trigger event identified. In addition, the $25 million of goodwill associated with the Rail RU was assessed and was determined not to be impaired. No trigger event was identified during the second quarter with respect to the remaining goodwill.

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

Available Cash consists of the unrestricted portions of ‘Cash and due from banks’ and ‘Interest-bearing cash’, excluding cash not accessible for liquidity, such as vault cash and deposits in transit.

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

Deposit Betas represents the correlation, or relative rate change, between changes in the rates paid on deposits and changes in overall market interest rates.

High Quality Liquid Securities consist of readily-marketable, unpledged securities, as well as securities pledged but not drawn against at the FHLB and available for sale, and generally is comprised of Treasury and Agency securities held outright or via reverse repurchase agreements.

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

SELECT DATA

Select Data (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Select Statement of Operations Data
Net interest revenue	$244.4	$287.9	$272.8	$532.3	$553.7
Provision for credit losses	223.6	513.9	28.6	737.5	61.6
Total non-interest income	303.5	340.4	319.1	643.9	633.6
Total non-interest expenses	482.8	811.0	393.1	1,293.8	798.5
(Loss) income from continuing operations, net of tax	(85.3)	(624.3)	136.8	(709.6)	256.0
Net (loss) income	(85.3)	(624.3)	137.6	(709.6)	256.5
Net (loss) income available to common shareholders	(97.6)	(628.1)	128.2	(725.7)	247.1
Per Common Share Data
Diluted (loss) income per common share - continuing operations	$(0.99)	$(6.40)	$1.32	$(7.39)	$2.50
Diluted (loss) income per common share	(0.99)	(6.40)	1.33	(7.39)	2.50
Book value per common share	52.97	54.24	59.01
Tangible book value per common share	49.93	51.12	54.29
Dividends declared per common share	0.35	0.35	0.35	0.70	0.70
Dividend payout ratio	NM	NM	26.3%	NM	28.0%
Performance Ratios
Return (available to common shareholders; continuing operations) on average common stockholders' equity	NM	NM	9.12%	NM	8.79%
Return (available to common shareholders; continuing operations) on average tangible common stockholders' equity	NM	NM	10.34%	NM	10.00%
Net finance revenue as a percentage of average earning assets	2.14%	2.73%	3.13%	2.42%	3.16%
Return (available to common shareholders; continuing operations) on AEA	NM	NM	1.10%	NM	1.07%
Average total equity to average total asset ratio	9.7%	11.4%	12.1%	10.5%	12.1%
Balance Sheet Data
Loans including receivables pledged	$37,518.3	$38,530.4	$31,322.8
Allowance for credit losses	(1,202.7)	(1,111.1)	(487.4)
Operating lease equipment, net	7,778.1	7,488.1	7,056.1
Total cash and deposits	8,080.3	3,698.5	1,672.4
Investment securities	5,656.5	6,128.6	6,571.7
Total assets	61,702.4	58,936.7	50,557.6
Deposits	45,815.2	42,162.1	35,324.4
Borrowings	7,597.9	8,094.3	6,326.4
Total common stockholders’ equity	5,214.3	5,335.8	5,591.0
Credit Quality
Non-accrual loans as a percentage of loans	1.48%	0.99%	0.86%
Net charge-offs as a percentage of average loans	1.79%	0.57%	0.40%	1.18%	0.41%
Allowance for credit losses as a percentage of loans	3.21%	2.88%	1.56%
Capital Ratios
CET1 capital ratio	10.0%	9.7%	11.6%
Tier 1 capital ratio	11.0%	10.7%	12.3%
Total capital ratio	13.2%	12.9%	14.3%

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

The accompanying MD&A contain non-GAAP financial measures. We intend our non-GAAP financial measures to provide transparency about, or an alternate means of assessing, our operating results and financial position to our investors, analysts and management.

Whenever we refer to a non-GAAP financial measure, we will generally define it, or present the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, along with a reconciliation of the differences between the U.S. GAAP financial measure and the non-GAAP financial measure. In instances when the non-GAAP balance is an aggregation of various line items from a financial statement, we will present those exact line item names and balances for the user to clearly see the components. We will also describe the measure and explain why we believe the measure to be useful.

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

NFR is a non-GAAP measure that represents the level of revenue earned on our loans and leases, interest income on our investment securities and cash, plus rental income on operating lease equipment less interest expense and expenses relating to operating lease equipment. NFR is a key performance measure used by management to monitor portfolio performance. NFR is also used to calculate a performance margin, NFM.

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

Total Net Revenue and Net Operating Lease Revenue (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Interest income	$446.9	$513.6	$515.5	$960.5	$1,032.0
Rental income on operating lease equipment	200.9	209.8	213.0	410.7	430.7
Finance revenue (Non-GAAP)	647.8	723.4	728.5	1,371.2	1,462.7
Interest expense	202.5	225.7	242.7	428.2	478.3
Depreciation on operating lease equipment	81.1	78.3	76.8	159.4	156.2
Maintenance and other operating lease expenses	56.1	53.6	48.3	109.7	98.1
Net finance revenue (NFR) (Non-GAAP)	308.1	365.8	360.7	673.9	730.1
Other non-interest income	102.6	130.6	106.1	233.2	202.9
Total net revenues (Non-GAAP)	$410.7	$496.4	$466.8	$907.1	$933.0

NFR (Non-GAAP)	$308.1	$365.8	$360.7	$673.9	$730.1
Net finance margin (NFR as a % of AEA)(NFM)(Non-GAAP)	2.14%	2.73%	3.13%	2.42%	3.16%

Net Operating Lease Revenue
Rental income on operating leases	$200.9	$209.8	$213.0	$410.7	$430.7
Depreciation on operating lease equipment	81.1	78.3	76.8	159.4	156.2
Maintenance and other operating lease expenses	56.1	53.6	48.3	109.7	98.1
Net operating lease revenue (Non-GAAP)	$63.7	$77.9	$87.9	$141.6	$176.4

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

See “Non-Interest Expenses” for operating expenses.

Net Efficiency Ratio (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Total net revenues (Non-GAAP)	$410.7	$496.4	$466.8	$907.1	$933.0
Total net revenues, excluding noteworthy items (Non-GAAP)	$410.7	$496.4	$466.8	$907.1	$933.0
Net efficiency ratio (Non-GAAP)	76.6%	65.6%	56.1%	70.6%	57.1%
Net efficiency ratio, excluding noteworthy items (Non-GAAP)	71.8%	62.2%	56.1%	66.6%	57.1%

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

Average Earnings Assets and Earning Assets (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Average Earning Assets (Non-GAAP)	$57,589.0	$53,684.7	$46,147.8	$55,636.9	$46,158.5

	June 30,	March 31,	June 30,
Period End Earning Assets	2020	2020	2019
Loans	$37,518.3	$38,530.4	$31,322.8
Operating lease equipment, net	7,778.1	7,488.1	7,056.1
Assets held for sale	82.7	73.2	190.8
Credit balances of factoring clients	(989.1)	(1,023.7)	(1,175.8)
Interest-bearing cash	7,898.7	3,477.8	1,555.6
Investment securities and securities purchased under agreement to resell	5,756.5	6,128.6	7,421.7
Total earning assets (Non-GAAP)	$58,045.2	$54,674.4	$46,371.2

Certain portfolios within the segments were being managed and are being either run-off or sold. These include the LCM portfolio and NSP in Corporate. In order to gauge the underlying level of loans and leases, management will exclude these portfolios when comparing to prior periods. By excluding these from the total of loans, operating lease equipment and AHFS balances on the balance sheet, this metric is considered non-GAAP, and is presented only to assist the reader in understanding how management views the underlying change in these asset levels in aggregate. To gauge the growth in the underlying portfolios relative to 2019, we excluded the acquired assets of MOB. The following table reflects the average balances for the respective periods.

Core Average Loans and Leases (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Total average loans (incl HFS, net of credit balances)	$37,109.8	$36,493.6	$29,628.0	$36,801.7	$29,503.5
Total average operating lease equipment (incl HFS)	7,602.1	7,416.1	7,029.6	7,509.1	7,006.3
Total average loans and leases (Non-GAAP)	44,711.9	43,909.7	36,657.6	44,310.8	36,509.8
Average non-core portfolio, LCM	2,065.6	2,155.8	2,627.7	2,110.7	2,683.3
Average non-core portfolios, NSP	-	-	15.8	-	17.5
Average core loans and leases	42,646.3	41,753.9	34,014.1	42,200.1	33,809.0
Average MOB	6,210.0	6,281.6	-	6,245.8	-
Average core loans and leases, excluding MOB (Non-GAAP)	$36,436.3	$35,472.3	$34,014.1	$35,954.3	$33,809.0

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

Tangible Book Value (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
Total common shareholders' equity	$5,214.3	$5,335.8	$5,591.0	$5,214.3	$5,591.0
Less: goodwill	146.8	146.8	369.9	146.8	369.9
Less: Intangible assets	151.8	160.1	77.6	151.8	77.6
Tangible book value (Non-GAAP, reconciled on Balance Sheet table)	4,915.7	5,028.9	5,143.5	4,915.7	5,143.5
Less: Disallowed deferred tax asset	-	-	36.2	-	36.2
Tangible common equity for ROTCE (Non-GAAP)	$4,915.7	$5,028.9	$5,107.3	$4,915.7	$5,107.3
Average tangible common equity (Non-GAAP)	$4,987.3	$5,268.1	$5,098.1	$5,127.7	$5,105.3

(Loss) income from continuing operations available to common shareholders	$(97.6)	$(628.1)	$127.4	$(725.7)	$246.6
Goodwill impairment, after tax	-	339.0	-	$339.0	$-
Intangible asset amortization, after tax	4.0	6.9	4.4	12.4	8.7
Non-GAAP (loss) income from continuing operations - for ROTCE calculation	$(93.6)	$(282.2)	$131.8	$(374.3)	$255.3
Return on average tangible common equity (Non-GAAP)	NM	NM	10.34%	NM	10.00%
Non-GAAP (loss) income from continuing operations (from the following non-GAAP noteworthy tables)	$(61.4)	$(238.4)	$127.4	$(299.8)	$246.6
Intangible asset amortization, after tax	4.0	6.9	4.4	12.4	8.7
Non-GAAP (loss) income from continuing operations - for ROTCE calculation, excluding noteworthy items	$(57.4)	$(231.5)	$131.8	$(287.4)	$255.3
Preferred dividend normalization	4.7	(4.7)	4.7	-	-
Non-GAAP (loss) income from continuing operations - for ROTCE calculation, excluding noteworthy items and preferred dividend normalization	$(52.7)	$(236.2)	$136.5	$(287.4)	$255.3
Return on average tangible common equity, after noteworthy items (Non-GAAP)	NM	NM	10.34%	NM	10.00%
Return on average tangible common equity, after noteworthy items and preferred dividend normalization	NM	NM	10.71%	NM	10.00%

5.	Net loss excluding noteworthy items

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

Net loss, Excluding Noteworthy Items (dollars in millions, except per share data)

			Pre-tax		After-Tax	Per
	Description	Line Item	Balance	Tax(2)	Balance	Share
Quarter Ended June 30, 2020
Net loss available to common shareholders					$(97.6)	$(0.99)
Continuing Operations	Restructuring charges	Operating expenses	$37.2	$(13.6)	23.6	0.24
	MOB merger and integration costs	Operating expenses	19.9	(7.3)	12.6	0.13
Non-GAAP net income available to common shareholders, excluding noteworthy items(1)					$(61.4)	$(0.62)

			Pre-tax		After-Tax	Per
	Description	Line Item	Balance	Tax(2)	Balance	Share
Quarter Ended March 31, 2020
Net income available to common shareholders					$(628.1)	$(6.40)
Continuing Operations	MOB day 1 provision for credit losses	Provision for credit losses	$44.8	$(8.1)	36.7	0.37
	MOB merger and integration costs	Operating expenses	17.1	(3.1)	14.0	0.14
	Goodwill impairment	Goodwill impairment	344.7	(5.7)	339.0	3.46
Non-GAAP income available to common shareholders, excluding noteworthy items(1)					$(238.4)	$(2.43)

			Pre-tax		After-Tax	Per
	Description	Line Item	Balance	Tax(2)	Balance	Share
Six Months Ended June 30, 2020
Net loss available to common shareholders					$(725.7)	$(7.39)
Continuing Operations	MOB day 1 provision for credit losses	Provision for credit losses	$44.8	$(8.1)	36.7	0.37
	Restructuring charges	Operating expenses	37.2	(13.6)	23.6	0.24
	MOB merger and integration costs	Operating expenses	37.0	(10.4)	26.6	0.27
	Goodwill impairment	Goodwill impairment	344.7	(5.7)	339.0	3.45
Non-GAAP net loss available to common shareholders, excluding noteworthy items(1)					$(299.8)	$(3.05)
(1)	Items may not sum due to rounding.
(2)	Income tax rates vary depending on the specific item and the entity location in which it is recorded

.

6.	Effective Tax Rate Reconciliation

The provision for income taxes before noteworthy items and tax discrete items and the respective effective tax rate are non-GAAP measures, which management uses for analytical purposes to understand the Company’s underlying tax rate. Noteworthy items are presented in item 5 above, and discussed in various sections of the MD&A. The tax discrete items are discussed in the Income Tax section.

Effective Tax Rate Reconciliation - Noteworthy Items (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2020	2020	2019	2020	2019
(Benefit) provision for income taxes - GAAP	$(73.2)	$(72.3)	$33.4	$(145.5)	$71.2
Income tax on noteworthy items	20.9	16.9	-	37.8	-
(Benefit) provision for income taxes, before noteworthy items - Non-GAAP	(52.3)	(55.4)	33.4	(107.7)	71.2
Income tax - remaining discrete items	(1.1)	3.0	9.2	1.9	11.6
(Benefit) provision for income taxes, before noteworthy and discrete tax items - Non-GAAP	$(53.4)	$(52.4)	$42.6	$(105.8)	$82.8
(Loss) income from continuing operations before (benefit) provision for income taxes - GAAP	$(158.5)	$(696.6)	$170.2	$(855.1)	$327.2
Noteworthy items before tax	57.1	406.6	-	463.7	-
Adjusted (loss) income from continuing operations before (benefit) provision for income taxes and discrete items - Non-GAAP	$(101.4)	$(290.0)	$170.2	$(391.4)	$327.2
Effective tax rate	46.2%	10.4%	19.6%	17.0%	21.8%
Effective tax rate, excluding noteworthy items - Non-GAAP	51.6%	19.1%	19.6%	27.5%	21.8%
Effective tax rate, excluding noteworthy and tax discrete items - Non-GAAP	52.7%	18.1%	25.0%	27.0%	25.3%
7.	Regulatory Capital Measures

Included within this Form 10-Q are risk-weighted assets, risk-based capital and leverage ratios as calculated under the Basel III Rule, the Simplification Final Rule and the Revised CECL Transition Rule as of June 30 and March 31, 2020, and the Transition Final Rule as of December 31, 2019. Such measures are considered key regulatory capital measures used by banking regulators, investors and analysts to assess CIT’s (as a BHC) regulatory capital position and to compare CIT to other financial institutions. For information on our capital ratios and requirements, see the “Capital” and “COVID-19 Pandemic Response” sections.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, (the “Exchange Act”) as of June 30, 2020. Based on such evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as noted below, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Implementation of the Current Expected Credit Losses (“CECL”) (ASC 326) accounting standard – On January 1, 2020, CIT adopted new guidance on measuring credit losses on financial instruments using the CECL accounting standard. During the first quarter of 2020, the adoption of CECL resulted in the implementation of additional models and systems and also led to the modification of existing, and the implementation of additional, internal controls related to data validation, enhanced disclosure requirements and governance related activities into our overall internal controls over financial reporting to appropriately address underlying risks. Management has extended its oversight and monitoring processes that support internal control over financial reporting, and, to date, although the result of the accounting standard change is considered a significant change to the Company’s internal control over financial reporting, management has not identified any risks or concerns that require escalation to the principal executive officer and principal financial officer of the Company.

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

We continue to monitor the sectors that are most susceptible to economic uncertainty as a result of the COVID-19 pandemic. The COVID-19 pandemic has significantly reduced demand for goods and service for many of our customers and other businesses in sectors that we service. In the retail sector, our exposure is in the factoring business, principally in lines of credit, and to a lesser extent in the commercial real estate business. In the hospitality and transportation sectors, we have loan exposures to the restaurant, lodging, gaming, maritime, aviation and rail industries. The significant declines in the price of, and demand for, oil and gas may have negative effects on not only our loan exposures in the exploration and production sector, but may also lead to a decreased demand for our railcars, and could have a significant adverse effect on the demand for ships that are collateral for our loans. Further, we have exposure to small businesses through both equipment loans and leases and through SBA loans, which could be adversely affected by the extensive closure of businesses in many states during the COVID-19 pandemic.  We also have exposure to single family residential mortgages, which could be adversely affected by job losses due to the economic dislocation resulting from the COVID-19 pandemic. Further, we have implemented several forms of temporary relief to our consumer and commercial customers, including payment deferrals, suspension of foreclosures and evictions, and fee waivers for ATM transactions, overdrafts, and early withdrawal of certificates of deposit, which may adversely affect our revenue and results of operations or result in higher rates of default and increased credit losses in future periods.

The potential negative effects of the COVID-19 pandemic on us and the industries to which we are exposed resulted in substantial decreases in our stock price during the first quarter, which remained depressed during the second quarter compared to 2019. With the decline in market values across our peers and our expected decrease in financial results in the current and forecasted economic environment, we recognized a significant impairment to our goodwill in the first quarter. If the effects of the COVID-19 pandemic cause continued or extended decline in the economic environment and our financial results, we may be required to recognize further impairment of our goodwill.

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

There were no repurchases of our common stock during the quarter ended June 30, 2020.

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

3.2	Amended and Restated By-laws of the Company, as amended through April 15, 2020 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed May 5, 2020).
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

4.11

Ninth Supplemental Indenture, dated as of June 19, 2020, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 3.929% Senior Unsecured Fixed-to-Floating Rate Note due 2024). (incorporated by reference to Exhibit 4.2 to Form 8-K filed June 19, 2020).

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
10.14

Amendment No. 4 to Second Amended and Restated Revolving Credit and Guaranty Agreement, dated as of March 9, 2020, among CIT Group Inc., certain subsidiaries of CIT Group Inc., as Guarantors, the Lenders party thereto from time to time and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.14 to Form 10-Q filed May 5, 2020).

10.15	Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2019) (incorporated by reference to Exhibit 10.19 to Form 10-Q filed May 3, 2019).
10.16	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with performance Based Vesting) (2019) (incorporated by reference to Exhibit 10.20 to Form 10-Q filed May 3, 2019).
10.17	Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2020) (incorporated by reference to Exhibit 10.17 to Form 10-Q filed May 5, 2020).
10.18	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with performance Based Vesting) (2020) (incorporated by reference to Exhibit 10.18 to Form 10-Q filed May 5, 2020).

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
101

The following materials from CIT Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from CIT Group Inc.’s Form 10-Q for the quarterly period ended June 30, 2020, formatted inline XBRL (contained in exhibit 101.1).

*	Indicates a management contract or compensatory plan or arrangement.
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

July 31, 2020	CIT GROUP INC.

/s/ John Fawcett
John Fawcett
Executive Vice President and
Chief Financial Officer

/s/ Edward K. Sperling
Edward K. Sperling
Executive Vice President and Controller