Form 10-Q
period 2020-09-30
CIT GROUP INC
filed 2020-10-30
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934	☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020

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

Yes ☐ No ☒

As of October 23, 2020, there were 98,526,477 shares of the registrant’s common stock outstanding.

Part One — Financial Information

Item 1. Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions — except share data)

	September 30,	December 31,
	2020	2019
Assets
Cash and due from banks, including restricted balances of $27.8 at September 30, 2020 and $875.2 at December 31, 2019 (see Note 9 for amounts pledged)	$175.7	$990.1
Interest bearing cash (see Note 9 for amounts pledged)	6,529.9	1,695.5
Securities purchased under agreement to resell	-	950.0
Investment securities, including securities carried at fair value with changes recorded in net income of $0.0 at September 30, 2020 and $47.2 at December 31, 2019 (see Notes 6 and 9 for amounts pledged)	6,608.8	6,276.8
Assets held for sale	56.7	32.1
Loans (see Note 9 for amounts pledged)	37,319.6	30,998.9
Allowance for credit losses	(1,206.2)	(482.6)
Total loans, net of allowance for credit losses	36,113.4	30,516.3
Operating lease equipment, net (see Note 9 for amounts pledged)	7,799.3	7,319.7
Bank-owned life insurance	1,160.4	1,043.2
Goodwill	140.4	369.9
Other assets, including $487.7 at September 30, 2020 and $190.7 at December 31, 2019, at fair value	2,280.4	1,639.2
Total Assets	$60,865.0	$50,832.8
Liabilities
Deposits	$44,706.2	$35,139.5
Credit balances of factoring clients	1,320.2	1,176.2
Other liabilities, including $86.3 at September 30, 2020 and $100.8 at December 31, 2019, at fair value	1,789.9	1,704.7
Borrowings, including $500.0 at September 30, 2020 and $14.3 at December 31, 2019 contractually due within twelve months	7,284.7	6,473.4
Total Liabilities	55,101.0	44,493.8
Stockholders’ Equity
Preferred Stock: $0.01 par value, 100,000,000 shares authorized, 8,325,000 shares issued and outstanding at September 30, 2020 and December 31, 2019	525.0	525.0
Common Stock: $0.01 par value, 600,000,000 shares authorized
Issued: 163,185,216 at September 30, 2020 and 162,188,287 at December 31, 2019	1.6	1.6
Outstanding: 98,526,477 at September 30, 2020 and 94,742,564 at December 31, 2019
Paid-in capital	6,882.1	6,853.7
Retained earnings	1,467.1	2,307.6
Accumulated other comprehensive income (loss)	46.4	(52.1)
Treasury stock: 64,658,739 shares at September 30, 2020 and 67,445,723 shares at December 31, 2019 at cost	(3,158.2)	(3,296.8)
Total Common Stockholders’ Equity	5,239.0	5,814.0
Total Equity	5,764.0	6,339.0
Total Liabilities and Equity	$60,865.0	$50,832.8

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited) (dollars in millions — except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income
Interest and fees on loans	$395.8	$446.8	$1,280.6	$1,355.1
Other interest and dividends	27.5	56.6	103.2	180.3
Interest income	423.3	503.4	1,383.8	1,535.4
Interest expense
Interest on deposits	103.2	173.8	398.1	501.5
Interest on borrowings	62.3	70.1	195.6	220.7
Interest expense	165.5	243.9	593.7	722.2
Net interest revenue	257.8	259.5	790.1	813.2
Provision for credit losses	63.3	26.6	800.8	88.2
Net interest revenue, after credit provision	194.5	232.9	(10.7)	725.0
Non-interest income
Rental income on operating leases	201.3	211.7	612.0	642.4
Other non-interest income	146.0	101.0	379.2	303.9
Total non-interest income	347.3	312.7	991.2	946.3
Total revenue, net of interest expense and credit provision	541.8	545.6	980.5	1,671.3
Non-interest expenses
Depreciation on operating lease equipment	82.5	76.0	241.9	232.2
Maintenance and other operating lease expenses	48.6	41.9	158.3	140.0
Operating expenses	295.5	310.8	990.3	854.7
Goodwill impairment	-	-	344.7	-
(Gain) loss on debt extinguishment and deposit redemption	-	0.1	(14.8)	0.4
Total non-interest expenses	426.6	428.8	1,720.4	1,227.3
(Loss) income from continuing operations before (benefit) provision for income taxes	115.2	116.8	(739.9)	444.0
(Benefit) provision for income taxes	29.5	(26.0)	(116.0)	45.2
(Loss) income from continuing operations	85.7	142.8	(623.9)	398.8
Discontinued operations
Income from discontinued operations, net of taxes	-	-	-	0.5
Net (loss) income	$85.7	$142.8	$(623.9)	$399.3
Preferred stock dividends	2.8	-	18.9	9.4
Net (loss) income available to common shareholders	$82.9	$142.8	$(642.8)	$389.9
(Loss) income from continuing operations available to common shareholders	$82.9	$142.8	$(642.8)	$389.4
Basic (loss) income per common share
(Loss) income from continuing operations	$0.84	$1.51	$(6.54)	$4.01
Income from discontinued operations	-	-	-	0.01
Basic (loss) income per share	$0.84	$1.51	$(6.54)	$4.02
Diluted (loss) income per common share
(Loss) income from continuing operations	$0.84	$1.50	$(6.54)	$3.99
Income from discontinued operations	-	-	-	0.01
Diluted (loss) income per share	$0.84	$1.50	$(6.54)	$4.00
Average number of common shares (thousands)
Basic	98,523	94,732	98,350	97,093
Diluted	98,556	95,018	98,350	97,517

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited) (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$85.7	$142.8	$(623.9)	$399.3
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	0.6	(2.7)	(0.4)	7.5
Net unrealized gains (losses) on available for sale securities	(20.1)	3.3	95.9	104.1
Changes in benefit plans net gains (loss) and prior service (cost)/credit	0.1	-	3.0	2.2
Other comprehensive income (loss), net of tax	$(19.4)	$0.6	$98.5	$113.8
Comprehensive (loss) income	$66.3	$143.4	$(525.4)	$513.1

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at cost	Total Equity
June 30, 2020	$525.0	$1.6	$6,885.5	$1,419.4	$65.8	$(3,158.0)	$5,739.3
Net income	—	—	—	85.7	—	—	85.7
Other comprehensive loss, net of tax	—	—	—	—	(19.4)	—	(19.4)
Dividends paid ($0.35 per common share and $0.35 per preferred B share)	—	—	—	(38.0)	—	—	(38.0)
Amortization of stock compensation expenses	—	—	(4.6)	—	—	(0.2)	(4.8)
Employee stock purchase plan	—	—	1.2	—	—	—	1.2
September 30, 2020	$525.0	$1.6	$6,882.1	$1,467.1	$46.4	$(3,158.2)	$5,764.0

June 30, 2019	$325.0	$1.6	$6,836.2	$2,111.4	$(65.1)	$(3,293.1)	$5,916.0
Net income	—	—	—	142.8	—	—	142.8
Other comprehensive loss, net of tax	—	—	—	—	0.6	—	0.6
Dividends paid ($0.35 per common share)	—	—	—	(33.9)	—	—	(33.9)
Share repurchases	—	—	—	—	—	(3.0)	(3.0)
Amortization of stock compensation expenses	—	—	10.8	—	—	(0.6)	10.2
Employee stock purchase plan	—	—	0.8	—	—	—	0.8
September 30, 2019	$325.0	$1.6	$6,847.8	$2,220.3	$(64.5)	$(3,296.7)	$6,033.5

December 31, 2019	$525.0	$1.6	$6,853.7	$2,307.6	$(52.1)	$(3,296.8)	$6,339.0
Adoption of ASU 2016-13	—	—	—	(82.4)	—	—	(82.4)
Net loss	—	—	—	(623.9)	—	—	(623.9)
Other comprehensive income, net of tax	—	—	—	—	98.5	—	98.5
Dividends paid ($1.05 per common share and $29.00 per preferred A share and $1.18 per preferred B share)	—	—	—	(124.1)	—	—	(124.1)
Issuance of common stock - acquisition	—	—	—	(10.1)	—	151.3	141.2
Amortization of restricted stock, stock option and performance shares expenses	—	—	25.3	—	—	(12.7)	12.6
Employee stock purchase plan	—	—	3.1	—	—	—	3.1
September 30, 2020	$525.0	$1.6	$6,882.1	$1,467.1	$46.4	$(3,158.2)	$5,764.0

December 31, 2018	$325.0	$1.6	$6,810.8	$1,924.4	$(178.3)	$(2,936.9)	$5,946.6
Net income	—	—	—	399.3	—	—	399.3
Other comprehensive income, net of tax	—	—	—	—	113.8	—	113.8
Dividends paid ($0.95 per common share and $29.00 per preferred share)	—	—	—	(103.4)	—	—	(103.4)
Share repurchases	—	—	—	—	—	(340.9)	(340.9)
Amortization of stock compensation expenses	—	—	34.7	—	—	(18.9)	15.8
Employee stock purchase plan	—	—	2.3	—	—	—	2.3
September 30, 2019	$325.0	$1.6	$6,847.8	$2,220.3	$(64.5)	$(3,296.7)	$6,033.5

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operations
Net (loss) income	$(623.9)	$399.3
Adjustments to reconcile net (loss) income to net cash flows from operations:
Provision for credit losses	800.8	88.2
Depreciation on operating lease equipment	241.9	232.2
Amortization of stock compensation expenses	25.3	34.7
Net gain on asset sales and impairments on assets held for sale	(150.2)	(39.8)
(Gain) loss on debt extinguishment and deposit redemption	(14.8)	0.4
(Benefit) provision for deferred income taxes	(115.9)	42.7
Increase in loans held for sale	(25.4)	(12.6)
Goodwill impairment	344.7	—
Increase in other assets	(285.8)	(512.5)
(Decrease) increase in other liabilities	(44.9)	131.0
Other operating activities	52.7	55.2
Net cash flows provided by operations	204.5	418.8
Cash Flows from Investing Activities
Changes in loans, net	(203.6)	(1,721.2)
Purchases of investment securities and securities purchased under agreement to resell	(4,147.8)	(10,079.7)
Proceeds from sales and maturities of investment securities and securities purchased under agreement to resell	6,619.9	8,811.4
Proceeds from asset and receivable sales	494.5	715.3
Purchases of assets to be leased and other equipment	(857.7)	(451.0)
Proceeds from sale of OREO, net of repurchases	11.9	31.5
Purchase of bank owned life insurance	(100.0)	(200.0)
Acquisition, net of cash received	(720.1)	—
Other investing activities	(67.4)	22.9
Net cash flows provided by (used in) investing activities	1,029.7	(2,870.8)
Cash Flows from Financing Activities
Proceeds from the issuance of term debt and FHLB advances	2,204.8	1,595.7
Repayments of term debt, FHLB advances, and net settlements	(1,675.9)	(3,312.3)
Net increase in deposits	2,581.6	4,669.3
Repurchase of common stock	—	(340.9)
Dividends paid	(124.1)	(103.4)
Other financing activities	(199.1)	(26.1)
Net cash flows provided by financing activities	2,787.3	2,482.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.5)	(1.3)
Increase (decrease) in cash, cash equivalents and restricted cash	4,020.0	29.0
Cash, cash equivalents and restricted cash beginning of period	2,685.6	1,795.6
Cash, cash equivalents and restricted cash end of period	$6,705.6	$1,824.6
Supplementary Cash Flow Disclosures
Interest paid	$(630.1)	$(765.5)
Federal, foreign, state and local income taxes refunded (paid), net	72.1	(16.7)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	190.8	362.8
Transfer of assets from held for sale to held for investment	25.7	10.8
Transfers of assets to OREO	0.3	17.1
Commitments extended during the period on affordable housing investment credits	84.9	63.0
Issuance of common stock - acquisition	141.2	—

The following tables shows a reconciliation of cash, cash equivalents and restricted cash on the Balance Sheet to that presented in the above Statements of Cash Flow.

	Nine Months Ended September 30,
	2020	2019
Cash and due from banks, including restricted balances of $27.8 and $41.2 at September 30, 2020 and 2019, respectively	$175.7	$207.3
Interest-bearing cash, including restricted balances of $2.0 and $2.2 at September 30, 2020 and 2019, respectively	6,529.9	1,617.3
Total cash, cash equivalents, and restricted cash shown in the Statements of Cash Flows	$6,705.6	$1,824.6

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

Announcement of Definitive Merger Agreement

On October 16, 2020, First Citizens BancShares, Inc. ("First Citizens"), the parent company of First-Citizens Bank & Trust Company, and CIT, the parent company of CIT Bank, N.A., jointly announced that they have entered into a definitive agreement under which the companies will combine in an all-stock merger of equals. See Note 19 – Subsequent Events for further information.

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

Discontinued Operations

There were no discontinued operations as of September 30, 2020 and December 31, 2019. See further discussion in Note 2 – Acquisition and Discontinued Operations.

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

After the initial payment deferral period granted due to COVID-19, on a case by case basis where requested, borrowers may be offered an additional deferral of up to 90 days pursuant to the CARES Act or Interagency Statement guidance outlined above. After the deferral period, amounts deferred must be repaid based on modified terms, including adding the unpaid amounts to the end of the contract term, spread throughout the remaining term, or other arrangements made on a case by case basis.

Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic

On April 10, 2020, the FASB Staff issued a question-and-answer document (the “Lease Concessions Q&A”) on Topic 842: Accounting for Lease Concessions Related to the Effects of the COVID-19 Pandemic. The Lease Concessions Q&A provides that entities may elect to apply or not apply the lease modification guidance in ASC 842, Leases, for lease concessions provided by lessors as a result of the COVID-19 pandemic. This election is available for concessions that result in the total payments required by the modified contract being substantially the same as or less than total payments required by the original contract. CIT has elected not to apply the lease modification guidance in ASC 842 for such lease concessions as permitted by the Lease Concessions Q&A. We account for these lease concessions prospectively recognizing income on a straight-line basis for operating leases and a modified effective rate for finance leases.

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are included in the Company's 2019 Form 10-K. Effective January 1, 2020, CIT changed its accounting policy for the measurement of credit losses on financial instruments resulting from the adoption of ASU 2016-13 Financial Instruments — Credit Losses (Topic 326), and subsequent related Accounting Standards Updates ("ASUs"). In addition, the Company applied the provisions of the CARES Act, the Interagency Statement, and the Lease Concessions Q&A as described in the sections above. There were no other material changes to policies during the nine months ended September 30, 2020. Refer to the Other Newly Adopted Accounting Standards section for other ASUs adopted in the nine months ended September 30, 2020.

ASU 2016-13 Financial Instruments – Credit Losses (Topic 326)

On January 1, 2020, CIT adopted ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequent related ASUs. Topic 326 introduces a forward-looking “expected loss” model (the “Current Expected Credit Losses” or “CECL” model) to estimate credit losses over the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under GAAP prior to adoption. Estimates of expected credit losses

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Consumer Loans

With respect to consumer loans, the Company monitors loan performance metrics, including delinquency and non-accrual status, and credit quality risk indicators such as the Loan-to-Value Ratio (“LTV”) of the underlying collateral and the credit score developed by the Fair Isaac Corporation (the “FICO score”) of borrowers excluding government insured loans (which are discussed in the Zero Loss Assumption section below). LTV refers to the ratio comparing the loan's unpaid principal balance to the property's current collateral value as an indicator of the potential loss severity in the event of default. The borrower’s current FICO score, which is obtained quarterly as available, is a secondary credit quality indicator to evaluate borrower’s credit payment history. For consumer loans that are evaluated collectively, ACL and cash flow projections are developed with models that utilize historical loan performance data together with historical macroeconomic data to identify correlations and select macro variables that would be appropriate in estimating future loan losses. The macroeconomic variables considered include measurements of the regional economy, home price changes and unemployment rates, which may have an impact on credit quality. Refer to Note 3 – Loans for additional information regarding credit quality. For individually reviewed financial assets, see detail provided in the Individually Reviewed Loans section below.

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

In terms of CIT’s former purchased credit-impaired loans (“PCI”) under ASC 310-30, the Company elected to transition from pool level to loan level by using the undiscounted expected cash flows for each asset within the pool to allocate the respective non-credit discount pursuant to ASC 326-20. PCI assets became PCD assets via the re-characterization of existing non-accretable discount as ACL using the undiscounted contractual cash flows method at the loan level, with no equity impact at transition. In transitioning from PCI to PCD, accrued interest was recognized separately from the loan balance because of the Company’s accounting policy election not to measure an ACL on accrued interest receivables within other assets.

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

Refer to Note 2 – Acquisition and Discontinued Operations for additional details.

Other Allowance Factors

With respect to loans transferred from held for investment (“HFI”) to assets held for sale (“AHFS”), prior to transfer to AHFS a write-down of the amortized cost basis is recognized with a charge to the provision for credit losses, to the extent the carrying

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

value exceeds the fair value and the difference relates to credit quality. After the asset is transferred to AHFS, a valuation allowance is recognized in other income to the extent the amortized cost basis exceeds fair value, and changes in valuation are included in the determination of net income of the period in which the change occurs.

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

CECL requires that entities do not extend the contractual term for expected extensions, renewals, and modifications unless it has a reasonable expectation at the reporting date that it will execute a TDR with the borrower. In addition, extension or renewal options (excluding those that are accounted for as a derivative) that are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the entity are considered when determining the contractual term of a loan. Under CIT’s allowance methodology, CIT defines a TDR as reasonably expected when the Company has identified and approved a TDR for commercial loans and when CIT as a Lender has approved the terms of a trial modification for a borrower experiencing financial difficulty (typically the beginning of the three- to four-month trial period during which the borrower makes monthly payments under the anticipated modified payment terms) for consumer loans. The amount of the reserve required for these contracts is affected by (1) the size of the portfolio with extension options at the discretion of the borrower; (2) the length and number of extensions for which the borrower is eligible, and (3) the probability the borrower will elect and qualify for the extension.

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

Regarding payment deferrals granted due to COVID-19, as there are no contractual payments due during the deferral period, these loans will generally not be reported as past due or placed on non-accrual during the period of the deferral. The loans modified for payment deferral shall maintain the borrower’s delinquency status that existed prior to entering the forbearance or deferment period and is frozen for the duration of the payment deferral period as no contractual payments are due. The frozen delinquency status applies to both initial payment deferrals and any additional payment deferrals granted after the initial deferral period.

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

Loans of $500 thousand or greater that are placed on non-accrual status are subject to periodic individual review by the Company’s problem loan management (“PLM”) function. The Company excludes certain loan portfolios from its individually

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

reviewed loan disclosures as charge-offs are typically determined and recorded for such loans beginning at 90-150 days of contractual delinquency, depending on loan type. These excluded loan portfolios include small-ticket loans, primarily in Business Capital, as well as short-term factoring receivables in Commercial Finance.

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

Investments

Financial Assets with Collateral Maintenance Provisions

The Company has elected to measure the ACL of certain financial assets by comparing the amortized cost basis of the financial asset with the fair value of collateral at the reporting date. Such financial assets include reverse repurchase agreements that are collateralized by securities. The Company marks the collateral assets for these transactions on a daily basis and any change (e.g. decrease in value of collateral) results in additional collateral being called such that the Company is not exposed to default risk of the counterparty. The collateral placed or received are High Quality Liquid securities (“HQL securities”). This election may result in an estimate of zero expected credit losses when the collateral levels are required to be adjusted and replenished to be always equal to or greater than the amortized cost basis of the financial assets. The fair value of collateral is reviewed at each reporting period to ensure zero loss assumption is appropriately applied.

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

•Entities may make a one-time election to sell and/or transfer debt securities classified as held-to-maturity (“HTM”), that both reference an eligible reference rate and were classified as HTM before January 1, 2020. This one-time election may be made at any time after March 12, 2020 but no later than December 31, 2022.

•The ASU applies prospectively to contract modifications and hedging relationships.

•Entities can apply the amendments in this update as of the beginning of the interim period that includes March 12, 2020 (January 1, 2020 for calendar year-end companies) or any date thereafter. However, the guidance will only be available for a limited time (generally through December 31, 2022).

•CIT is currently evaluating the optional expedients and exceptions provided by this ASU, the timing of the election of the standard, and its impact on the Company’s consolidated financial statements and disclosures. The Company will continue to assess the impact as the reference rate transition occurs through December 31, 2022.

•CIT did not have any HTM debt securities as of January 1, 2020.

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

•Effective for CIT as of January 1, 2021. Early adoption is permitted. •This standard is not expected to have a material impact on CIT’s consolidated financial statements and disclosures.

ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

Issued August 2020

•The amendments in this update reduce the number of models used to account for convertible instruments, amends diluted earnings per share calculations for convertible instruments, amends the requirements for a contract (or embedded derivative) that is potentially settled in an entity’s own shares to be classified in equity, and expands disclosure requirements for convertible instruments.

•Effective for CIT as of January 1, 2022. Early adoption is permitted.

•This ASU is not expected to have a material impact on CIT’s consolidated statements and disclosures as the Company currently does not hold any convertible instrument within the scope of this ASU.

NOTE 2 — ACQUISITION AND DISCONTINUED OPERATIONS

ACQUISITION

On January 1, 2020, CIT Bank acquired MOB, the savings bank subsidiary of Mutual of Omaha Insurance Company and OFHI, for approximately $1 billion in exchange for 100% of all outstanding shares of MOB common stock. The original consideration was comprised of approximately $850 million in cash and approximately 3.1 million shares of CIT Group Inc. common stock (valued at approximately $141 million based on the closing market price on December 31, 2019, the last trading price before the acquisition).

The acquisition enhances CIT’s deposit and commercial banking capabilities by adding a new channel of deposits related to homeowners’ associations (“HOA”) and enhances CIT’s middle-market commercial banking business through the addition of relationship banking teams and expanded product and technology solutions. The acquisition was accounted for as a business combination.

Assets acquired totaled approximately $8.6 billion, including $115.2 million of goodwill and $102.6 million of intangible assets and included $7.6 billion of assumed liabilities and 25 bank branches. The assets acquired, liabilities assumed and consideration exchanged were recorded at their preliminary estimated fair value on the acquisition date.

Consideration and Net Assets Acquired (dollars in millions)

	Original Purchase	Measurement Period	Adjusted Purchase
	Price	Adjustment	Price
Purchase price	$993.1	$(7.0)	$986.1
Recognized amounts of identifiable assets acquired and liabilities assumed, at fair value

Cash and interest-bearing cash	123.1	-	123.1
Investment securities	1,717.6	-	1,717.6
Loans	6,297.9	-	6,297.9
Other assets	199.5	-	199.5
Total Assets	$8,338.1	$-	$8,338.1

Deposits	6,992.9	-	6,992.9
Securities sold under agreements to repurchase	193.2	-	193.2
Other liabilities	93.1	0.6	93.7
Borrowings	290.0	-	290.0
Total liabilities	$7,569.2	$0.6	$7,569.8
Total fair value of identifiable net assets	768.9	(0.6)	768.3
Intangible assets	102.6	-	102.6
Goodwill	$121.6	$(6.4)	$115.2

The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows (that may reflect collateral values), market conditions at the time of the acquisition and other future events

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

that are highly subjective in nature and may require adjustments. Subsequent to the acquisition, management continued to review information relating to events or circumstances existing at the acquisition date. This review resulted in adjustments to the acquisition date valuation amounts which decreased the goodwill balance to $115.2 million. This goodwill decrease was primarily related to the purchase price true up adjustment.

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

Goodwill and intangible assets

The goodwill recorded is attributable to advancing CIT’s bank deposit strategy by establishing a leading market share in HOA banking, improving CIT’s competitive position in the financial services industry, and the related synergies that are expected to result from the acquisition. The $115.2 million of goodwill recorded represents the excess of the purchase price over the estimated fair value of the net assets acquired by CIT, including intangible assets. See Note 18 – Goodwill and intangible assets for a description of goodwill recognized. Goodwill related to this transaction is deductible for income tax purposes.

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

•

Core Deposit Intangibles — Certain core deposits were acquired as part of the transaction, which provide an additional source of funds for CIT. The core deposit intangibles represent the costs saved by CIT by acquiring the core deposits rather than sourcing the funds elsewhere. This intangible was valued using the income approach: after-tax cost savings method.

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

Adjusted
Fair Value
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

The Company acquired Mortgage Servicing Rights (“MSRs”) (included in other in the above table), which represent a contract for the right to receive future revenue associated with the servicing of financial assets and thus are considered a non-financial asset. The estimated fair value of the MSRs was valued under the income approach using the discounted cash flow model which utilizes certain key assumptions including prepayment speed, discount rates and cost to service.

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

Other liabilities

Other liabilities of $93.7 million includes lease liabilities related to the application of ASC 842 Leases, various amounts accrued for compensation related costs and other payables.

Unaudited Pro Forma Information

The amount of MOB interest income, non-interest income and net loss of $191.7 million, $27.6 million and $61.8 million, respectively, were included in CIT’s Consolidated Income Statement for the nine months ended September 30, 2020. The MOB net loss includes $44.8 million of MOB Day 1 provision for credit losses related to acquired non-PCD loans, in addition to the increase to the provision for credit losses related to the COVID-19 pandemic. Upon integrating MOB, complete separate records for MOB as a stand-alone business will not be maintained because MOB’s operations are expected to be fully integrated into CIT by the end of the 2020 fourth quarter. MOB’s interest income, non-interest income and net loss noted above reflect management’s best estimates, based on information available at the reporting date.

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the quarter and nine months ended September 30, 2020 and 2019 as if MOB had been acquired on January 1, 2019. The unaudited estimated pro forma information combines the historical results of MOB with the Company’s consolidated historical results and includes certain adjustments for the respective periods. The key adjustments made to reflect the pro forma results as if the acquisition occurred on January 1, 2019 are the (a) removal of the MOB Day 1 provision for credit losses noted above; (b) transfer of $12.6 million and $49.6 million of merger and integration costs for the quarter and nine months ended September 30, 2020, respectively, and $21.3 million of MOB related restructuring charge for both the quarter and nine months ended September 30, 2020 to 2019; and (c) inclusion of estimated PAA accretion on interest income and interest expense and the recording of intangible asset amortization in 2019. CIT expects to achieve operating cost savings and other business synergies as a result of the acquisition that are not reflected in the pro forma amounts that follow. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2019. Therefore, actual results may differ from the unaudited pro forma information presented and the differences could be significant.

Selected Unaudited Pro Forma Financial Information for Consolidated CIT (dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income	$423.3	$585.0	$1,383.8	$1,784.1
Non-interest income	347.2	317.9	991.1	959.6
Net (loss) income	93.1	148.5	(545.1)	403.0

DISCONTINUED OPERATIONS

There were no discontinued operations as of September 30, 2020 and December 31, 2019. Income from discontinued operations of $0.5 million for the nine months ended September 30, 2019, reflects the activities of the Business Air and Financial Freedom businesses. Net cash flows used in operations totaled $4.4 million and net cash provided by investing activities totaled $54.9 million for the nine months ended September 30, 2019. See the Company’s 2019 Form 10-K, Note 2 – Discontinued Operations, for further information.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3 — LOANS

The following tables and data as of September 30, 2020 include the loan balances acquired in the MOB Acquisition, which were recorded at fair value on the acquisition date. See Note 2 — Acquisition and Discontinued Operations for further information.

Unless otherwise noted, loans held for sale are not included in the amounts presented throughout this note.

Loans by Product (dollars in millions)

	September 30, 2020	December 31, 2019
Commercial loans	$27,989.2	$22,765.1
Financing leases and leverage leases	2,315.5	2,254.4
Total commercial	30,304.7	25,019.5
Consumer loans	7,014.9	5,979.4
Total loans	$37,319.6	$30,998.9

The following table presents loans by segment, based on obligor location:

Loans (dollars in millions)

	September 30, 2020			December 31, 2019
	Domestic	Foreign	Total	Domestic	Foreign	Total
Commercial Banking	$27,579.1	$1,665.5	$29,244.6	$22,866.0	$1,527.4	$24,393.4
Consumer Banking(1)	8,075.0	-	8,075.0	6,605.5	-	6,605.5
Total	$35,654.1	$1,665.5	$37,319.6	$29,471.5	$1,527.4	$30,998.9
(1)

The Consumer Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration ("SBA") loans. These loans are excluded from the Consumer loan balances and included in the Commercial loan balances in product related tables in this note.

The following table presents selected components of the net investment in loans:

Components of Net Investment (dollars in millions)

	September 30,	December 31,
	2020	2019
Unearned income	$(399.8)	$(430.0)
Unamortized (discounts) premium	(484.9)	30.0
Accretable yield on PCI loans(1)	—	(745.4)
Net unamortized deferred costs	35.1	50.9

(1)        Due to the adoption of CECL, accretable yield is eliminated. At December 31, 2019, accretable yield on PCI loans were shown as a separate component of net investment.

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
•

Special mention — loans in this category exhibit potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of a loan’s repayment prospects.

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

Commercial criticized loans include loans with a rating of special mention or classified.

For consumer loans, we monitor credit quality utilizing the borrower FICO scores to evaluate borrowers’ credit payment history and current LTV of the underlying collateral to assess potential loss severity in the event of default. A loan to a borrower with a low FICO score (less than 660) is considered to be of higher risk than a loan to a borrower with a higher FICO score. The Company examines LTV migration and stratifies LTV into categories to monitor risk in the loan classes. The Company periodically updates the property values of real estate collateral (for home equity and residential mortgages) to calculate current LTV ratios, adjusted based on the Case-Shiller Home Price Indices. Further, a loan to a borrower with a high LTV ratio and a low FICO score is at greater risk of default than a loan to a borrower that has both a high LTV ratio and a high FICO score.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes commercial loans disaggregated by year of origination and by risk rating. The consumer loan LTV ratios and FICO scores by year of origination are also presented below. Following the Company’s adoption of CECL, prior period risk rating disclosures were not conformed to current disclosure requirements and will continue to be reported under previously applicable accounting guidance. The tables reflect the amortized cost basis of the loans. Accrued interest receivable (within other assets) is reported separately from the loan’s amortized cost basis.

Commercial Loans — Risk Rating by Class (dollars in millions)

Grade	Term Loans by Origination Year							Revolving Loans Converted
September 30, 2020	2020	2019	2018	2017	2016	2015 & Prior	Revolving Loans	to Term Loans	Total(1)
Commercial Finance
Pass	$3,673.3	$2,331.1	$2,321.1	$869.6	$305.2	$963.9	$3,789.6	$62.4	$14,316.2
Special Mention	93.0	176.5	134.5	32.1	21.4	64.8	402.3	—	924.6
Classified-accrual	75.4	146.2	53.9	183.9	55.1	194.9	334.0	2.9	1,046.3
Classified-non-accrual	—	95.3	48.0	10.8	25.3	73.4	104.6	—	357.4
Total Commercial Finance	3,841.7	2,749.1	2,557.5	1,096.4	407.0	1,297.0	4,630.5	65.3	16,644.5
Real Estate Finance
Pass	862.2	1,876.3	1,161.4	599.2	434.7	477.0	807.8	—	6,218.6
Special Mention	65.9	287.0	180.6	152.7	75.7	53.7	164.0	—	979.6
Classified-accrual	—	66.1	74.8	45.3	32.8	56.3	138.6	—	413.9
Classified-non-accrual	—	30.1	0.2	13.6	0.2	6.8	6.2	—	57.1
Total Real Estate Finance	928.1	2,259.5	1,417.0	810.8	543.4	593.8	1,116.6	—	7,669.2
Business Capital
Pass	1,328.6	1,484.3	896.3	366.2	141.5	27.3	16.5	0.8	4,261.5
Special Mention	26.5	72.9	73.9	34.9	14.0	1.0	—	—	223.2
Classified-accrual	38.3	121.2	91.1	34.1	15.3	2.3	—	—	302.3
Classified-non-accrual	5.9	37.7	20.4	13.2	4.3	1.7	—	—	83.2
Total Business Capital	1,399.3	1,716.1	1,081.7	448.4	175.1	32.3	16.5	0.8	4,870.2
Rail
Pass	—	0.8	—	—	3.1	56.8	—	—	60.7
Total Rail	—	0.8	—	—	3.1	56.8	—	—	60.7
Total Commercial Banking
Pass	5,864.1	5,692.5	4,378.8	1,835.0	884.5	1,525.0	4,613.9	63.2	24,857.0
Special Mention	185.4	536.4	389.0	219.7	111.1	119.5	566.3	—	2,127.4
Classified-accrual	113.7	333.5	219.8	263.3	103.2	253.5	472.6	2.9	1,762.5
Classified-non-accrual	5.9	163.1	68.6	37.6	29.8	81.9	110.8	—	497.7
Total Commercial Banking	6,169.1	6,725.5	5,056.2	2,355.6	1,128.6	1,979.9	5,763.6	66.1	29,244.6
Consumer Banking - Consumer and Community Banking (2)
Pass	447.1	174.4	107.0	68.6	54.4	77.4	12.3	—	941.2
Special Mention	—	14.4	3.4	-	—	1.2	—	—	19.0
Classified-accrual	21.0	9.6	16.1	15.5	13.5	17.7	0.3	—	93.7
Classified-non-accrual	—	2.4	2.4	0.7	—	0.7	—	—	6.2
Total Consumer Banking	468.1	200.8	128.9	84.8	67.9	97.0	12.6	—	1,060.1
Commercial Loans
Pass	6,311.2	5,866.9	4,485.8	1,903.6	938.9	1,602.4	4,626.2	63.2	25,798.2
Special Mention	185.4	550.8	392.4	219.7	111.1	120.7	566.3	—	2,146.4
Classified-accrual	134.7	343.1	235.9	278.8	116.7	271.2	472.9	2.9	1,856.2
Classified-non-accrual	5.9	165.5	71.0	38.3	29.8	82.6	110.8	—	503.9
Total Commercial Loans	$6,637.2	$6,926.3	$5,185.1	$2,440.4	$1,196.5	$2,076.9	$5,776.2	$66.1	$30,304.7
(1)	Amortized cost excludes accrued interest receivable of $51.5 million that is included in other assets, of which $8.0 million relates to loan modifications made in response to the COVID-19 pandemic.
(2)	Primarily SBA loans.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Commercial Loans — Risk Rating by Class (dollars in millions)

Grade:	Pass	Special Mention	Classified- Accrual	Classified- non-accrual	PCI Loans(1)	Total
December 31, 2019
Commercial Banking
Commercial Finance	$12,601.1	$450.7	$614.3	$246.7	$—	$13,912.8
Real Estate Finance	5,007.0	341.0	6.3	0.4	27.8	5,382.5
Business Capital	4,527.5	233.1	217.0	60.9	—	5,038.5
Rail	59.6	—	—	—	—	59.6
Total Commercial Banking	22,195.2	1,024.8	837.6	308.0	27.8	24,393.4
Consumer Banking
Consumer and Community Banking - Primarily SBA Loans	589.6	2.4	33.9	0.2	—	626.1
Total Consumer Banking	589.6	2.4	33.9	0.2	—	626.1
Total	$22,784.8	$1,027.2	$871.5	$308.2	$27.8	$25,019.5
(1)	PCI Loans had $20.7 million of non-criticized loans and $7.1 million of criticized loans (special mention or classified).

The following table provides a summary of the consumer loan LTV distribution for primarily single-family residential (“SFR”) mortgage loans. The average LTV was 61% and 63% for the total consumer loans included below at September 30, 2020 and December 31, 2019, respectively. For loans with active deferment arrangements due to COVID-19, the average LTV was 67% at September 30, 2020.

Following the Company’s adoption of CECL, the comparative prior period financial information was not adjusted for the Consumer Loan LTV Distribution and will continue to be reported under previously applicable accounting guidance.

Consumer Loans LTV Distribution (dollars in millions)

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
LTV Range	2020	2019	2018	2017	2016	2015 & Prior	Revolving Loans	to Term Loans	Total (4)
September 30, 2020
Legacy Consumer Mortgages
Greater than 125%	$—	$—	$—	$—	$—	$51.4	$—	$0.5	$51.9
101% – 125%	—	—	—	—	—	75.4	—	1.7	77.1
80% – 100%	—	—	—	—	—	256.7	—	4.7	261.4
Less than 80%	—	—	—	—	—	1,417.5	—	37.6	1,455.1
Government-guaranteed(1)	—	—	—	—	—	22.0	—	—	22.0
No LTV available(2)	—	—	—	—	—	0.1	—	2.1	2.2
Total Legacy Consumer Mortgages	—	—	—	—	—	1,823.1	—	46.6	1,869.7
Consumer and Community Banking
Greater than 125%	—	—	—	—	—	—	—	—	—
101% – 125%	—	—	—	—	—	—	—	—	—
80% – 100%	60.9	43.7	10.7	1.8	0.3	1.8	3.0	—	122.2
Less than 80%	1,039.3	1,234.7	558.3	630.5	418.4	905.2	46.0	—	4,832.4
Government-guaranteed(1)	12.8	39.8	19.0	76.9	9.9	8.3	—	—	166.7
No LTV available(2)	-	-	0.3	0.4	0.2	0.8	1.3	—	3.0
No LTV required(3)	1.1	1.1	0.7	0.3	0.7	13.9	3.1	—	20.9
Total Consumer and Community Banking	1,114.1	1,319.3	589.0	709.9	429.5	930.0	53.4	—	5,145.2
Total Consumer Loans(4)	$1,114.1	$1,319.3	$589.0	$709.9	$429.5	$2,753.1	$53.4	$46.6	$7,014.9

(1)    Represents loans with principal repayments insured by the FHA and U.S. Department of Veterans Affairs (“VA”).

(2)    Represents primarily junior lien loans for which LTV is not available.

(3)    Represents overdrafts, personal lines of credit, unsecured loans and third-party guaranteed loans with servicer recourse option for which LTV is not required.

(4)    Amortized cost excludes accrued interest receivable of $23.9 million that was included in other assets, of which $3.0 million relates to loans with modifications made in response to the COVID-19 pandemic.

Prior to March 31, 2020, certain consumer SFR loans were “covered loans” for which the Company was eligible for reimbursement for a portion of certain future losses with indemnifications provided by the FDIC under loss share agreements (“LSAs”). At December 31, 2019, the covered loans reflected below related to the FDIC-assisted transactions of First Federal Bank of California in December 2009 (“First Federal Transaction”) and La Jolla Bank, FSB in February 2010 (“La Jolla Transaction”) for which the indemnification period ended in December 2019 and February 2020, respectively. All of the LSAs have expired and there are no covered loans.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Consumer Loans LTV Distribution (dollars in millions)

	Covered Loans(2)		Non-covered Loans		Total Consumer
LTV Range	Non-PCI	PCI	Non-PCI	PCI	Loans
December 31, 2019
Greater than 125%	$—	$2.8	$5.2	$53.2	$61.2
101% – 125%	—	8.5	6.6	93.0	108.1
80% – 100%	0.3	48.1	183.4	239.3	471.1
Less than 80%	307.5	234.3	4,225.5	570.6	5,337.9
Not Applicable(1)	—	—	1.1	—	1.1
Total	$307.8	$293.7	$4,421.8	$956.1	$5,979.4
(1)	Certain Consumer Loans do not have LTV's.
(2)	Covered loans at December 31, 2019 are limited to loans with indemnifications provided by the FDIC under LSAs related to the First Federal and La Jolla transactions.

The following table provides a summary of the FICO score distribution for consumer loans by origination year and revolving loans. The average FICO score was 755 and 751 for the total consumer loans included below at September 30, 2020 and December 31, 2019, respectively. For loans with active deferment arrangements due to COVID-19, the average FICO score of the borrowers was 686 at September 30, 2020. These borrower’s FICO scores are not impacted during the payment deferral period as the credit reporting will not be negatively impacted given no contractual payments are due.

Current FICO Score Distribution (dollars in millions)

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
Current FICO	2020	2019	2018	2017	2016	2015 & Prior	Revolving Loans	to Term Loans	Total (4)
September 30, 2020
Legacy Consumer Mortgages
Greater than or equal to 730	$—	$—	$—	$—	$—	$766.6	$—	$20.3	$786.9
Greater than or equal to 660 and less than 730	—	—	—	—	—	546.4	—	14.6	561.0
Less than 660	—	—	—	—	—	446.7	—	11.0	457.7
Government-guaranteed(1)	—	—	—	—	—	22.0	—	-	22.0
No FICO score available(2)	—	—	—	—	—	41.4	—	0.7	42.1
Total Legacy Consumer Mortgages	—	—	—	—	—	1,823.1	—	46.6	1,869.7
Consumer and Community Banking
Greater than or equal to 730	954.4	1,124.4	494.4	576.6	363.5	706.3	38.0	—	4,257.6
Greater than or equal to 660 and less than 730	138.5	138.4	63.5	47.9	46.1	134.6	11.2	—	580.2
Less than 660	7.3	15.5	10.7	6.9	7.9	48.1	3.4	—	99.8
Government-guaranteed(1)	12.8	39.8	19.0	76.9	9.9	8.3	—	—	166.7
No FICO score available(2)	-	0.5	0.7	1.3	1.4	19.0	0.1	—	23.0
FICO score not required(3)	1.1	0.7	0.7	0.3	0.7	13.7	0.7	—	17.9
Total Consumer and Community Banking	1,114.1	1,319.3	589.0	709.9	429.5	930.0	53.4	—	5,145.2
Total Consumer Loans(4)	$1,114.1	$1,319.3	$589.0	$709.9	$429.5	$2,753.1	$53.4	$46.6	$7,014.9

(1)     Represents loans with principal repayments insured by the FHA and VA.

(2)     Represents loans with no FICO score available due to borrower bankruptcy or limited credit history.

(3)     Represents overdrafts, personal lines of credit and third-party guaranteed loans with servicer recourse option for which FICO score is not required.

(4)     Amortized cost excluded accrued interest receivable of $23.9 million that was included in other assets, of which $3.0 million relates to loan modifications made in response to the COVID-19 pandemic.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

FICO Score Distribution at December 31, 2019 (dollars in millions)

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

As of September 30, 2020 and December 31, 2019, there was no remaining amount of negative amortization contractually permitted on consumer loans with terms that allowed negative amortization.

Past Due and Non-accrual Loans

For additional information on reporting of past due and non-accrual loans, see discussion of the CARES Act and Interagency Statement in Note 1 – Business and Summary of Significant Accounting Policies. For loan modifications made in response to the COVID-19 pandemic, the loan maintains the borrower’s delinquency status that existed prior to entering the payment deferral period and is frozen for the duration of the payment deferral period as no contractual payments are due.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The table that follows presents portfolio delinquency status, regardless of accrual or non-accrual classification:

Loans - Delinquency Status (dollars in millions)

	Past Due			Total
	30-59	60-89	90 or more	Past Due	Current(1)	PCI Loans(2)	Total
September 30, 2020
Commercial Banking
Commercial Finance	$108.0	$24.3	$220.7	$353.0	$16,291.5	$—	$16,644.5
Real Estate Finance	49.7	4.5	23.1	77.3	7,591.9	—	7,669.2
Business Capital	66.7	40.6	30.5	137.8	4,732.4	—	4,870.2
Rail	—	—	—	—	60.7	—	60.7
Total Commercial Banking	224.4	69.4	274.3	568.1	28,676.5	—	29,244.6
Consumer Banking
Legacy Consumer Mortgage	91.3	25.6	91.1	208.0	1,661.7	—	1,869.7
Consumer and Community Banking	43.4	13.2	13.9	70.5	6,134.8	—	6,205.3
Total Consumer Banking	134.7	38.8	105.0	278.5	7,796.5	—	8,075.0
Total	$359.1	$108.2	$379.3	$846.6	$36,473.0	$—	$37,319.6
December 31, 2019
Commercial Banking
Commercial Finance	$58.7	$27.8	$49.0	$135.5	$13,777.3	$—	$13,912.8
Real Estate Finance	0.6	46.6	—	47.2	5,307.5	27.8	5,382.5
Business Capital	113.8	35.0	22.0	170.8	4,867.7	—	5,038.5
Rail	—	—	—	—	59.6	—	59.6
Total Commercial Banking	173.1	109.4	71.0	353.5	24,012.1	27.8	24,393.4
Consumer Banking
Legacy Consumer Mortgage	15.5	3.3	17.7	36.5	795.2	1,249.8	2,081.5
Consumer and Community Banking	16.4	3.3	7.6	27.3	4,496.7	—	4,524.0
Total Consumer Banking	31.9	6.6	25.3	63.8	5,291.9	1,249.8	6,605.5
Total	$205.0	$116.0	$96.3	$417.3	$29,304.0	$1,277.6	$30,998.9
(1)

The “Current” balance at September 30, 2020 includes $914 million of loans with active COVID-19 related payment deferment (comprised of $645 million Commercial Banking and $269 million Consumer Banking loans) that are not classified as past due given no contractual payment is due during the deferment period.  In addition, total loans with active COVID-19 related deferment of approximately $48 million, $9 million, and $13 million are in the 30-59,60-89, and 90 or more past due balances, respectively.

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

Loans on Non-Accrual Status (dollars in millions) (1)(2)

	December 31, 2019	CECL Adoption(3)	MOB Acquisition	January 1, 2020	September 30, 2020	With no allowance recorded(4)
Commercial Banking
Commercial Finance(5)	$246.7	$—	$61.1	$307.8	$357.4	$20.3
Business Capital	60.9	—	—	60.9	83.2	1.2
Real Estate Finance	0.4	0.6	—	1.0	57.1	6.2
Total Commercial Banking	308.0	0.6	61.1	369.7	497.7	27.7
Consumer Banking
Consumer and Community Banking	4.0	—	7.2	11.2	22.0	13.0
Legacy Consumer Mortgages(6)	14.3	81.6	—	95.9	126.8	27.2
Total Consumer Banking	18.3	81.6	7.2	107.1	148.8	40.2
Total	$326.3	$82.2	$68.3	$476.8	$646.5	$67.9
Repossessed assets and OREO(7)	20.1				12.2
Total non-performing assets	$346.4				$658.7
Commercial loans past due 90 days or more accruing	$ 25.6				$ 68.2
Consumer loans past due 90 days or more accruing	11.3				10.0
Total accruing loans past due 90 days or more(8)	$36.9				$78.2
(1)	Interest recorded on non-accrual loans was $6.9 million and $8.5 million for the quarter and nine months ended September 30, 2020.
(2)	Accrued interest that was reversed when the loan went to non-accrual status was $1.1 million and $6.0 million for the quarter and nine months ended September 30, 2020.
(3)

CECL adoption is before the MOB Acquisition, detail of which is separately disclosed. Upon adoption, the increase in LCM non-accrual loans relates to loans previously classified as PCI that historically were not subject to non-accrual classification.

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

(6)	September 30, 2020 balance includes $42 million of PCD loans that were previously classified as PCI loans at December 31, 2019.
(7)	Balances consist primarily of single-family residential OREO.
(8)	Balance as of September 30, 2020 includes $21 million of loans that have or had COVID-19 related deferments (i.e. active deferment or exited).

Payments received on non-accrual loans are generally applied first against outstanding principal, though in certain instances where the remaining recorded investment is deemed fully collectible, interest income is recognized on a cash basis.

Loans are in the process of foreclosure when repayment is expected to be provided substantially through the sale of the underlying real estate and the borrower is experiencing financial difficulty. The table below summarizes the residential mortgage loans in the process of foreclosure. Consistent with the government agency guidance, CIT has suspended residential property foreclosures and evictions until at least December 31, 2020 to single family homeowners due to the COVID-19 pandemic.

Loans in Process of Foreclosure (dollars in millions)

	September 30, 2020	December 31, 2019
Loans in process of foreclosure(1)	$24.5	$38.9

(1)     At December 31, 2019, the reported balance includes $25.4 million of PCI loans in process of foreclosure.

Impaired Loans

The following table contains prior period information about impaired loans and the related allowance for loan losses by class, pre-adoption of CECL. CECL did not carry forward the concept of impaired loans, therefore only the prior period is presented.  PCI loans, which were excluded from impaired loan balances, included loans that were identified as impaired at the date of the OneWest Transaction (the “Acquisition Date”) for which the Company applied the income recognition and disclosure guidance in ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality), are disclosed further below in Loans Acquired with Deteriorated Credit Quality.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Impaired Loans (dollars in millions)

				Average Recorded Investment
December 31, 2019	Recorded Investment	Unpaid Principal Balance	Related Allowance	Year Ended December 31, 2019
With no related allowance recorded:
Commercial Banking
Commercial Finance	$46.5	$69.0	$—	$68.0
Business Capital	4.8	5.5	—	6.0
Real Estate Finance	—	—	—	1.6
Consumer Banking
Consumer and Community Banking	4.0	4.0	—	4.9
Legacy Consumer Mortgages	20.6	22.4	—	24.7
With an allowance recorded:
Commercial Banking
Commercial Finance	223.9	267.3	86.0	166.6
Business Capital	19.4	19.4	10.0	11.6
Real Estate Finance	—	—	—	0.8
Consumer Banking
Consumer and Community Banking	0.1	0.2	—	—
Legacy Consumer Mortgages	1.4	1.4	0.2	0.4
Total Impaired Loans(1)	320.7	389.2	96.2	284.6
Total Loans Impaired at Acquisition Date	1,277.6	1,936.1	17.4	1,504.4
Total	$1,598.3	$2,325.3	$113.6	$1,789.0
(1)	Interest income recorded for the year ended December 31, 2019 while the loans were impaired was approximately $2.1 million, of which none were recognized using the cash-basis method of accounting.

Loans Acquired with Deteriorated Credit Quality

Effective with the adoption of CECL, PCD loans are recorded at an initial amortized cost comprised of the sum of (1) the purchase price and (2) the estimate of credit losses which is recorded in the ACL. Subsequent to the initial recognition, PCD loans are accounted for under the same methodology as non-PCD loans. The following table provides a reconciliation of the purchase price and the unpaid principal balance / contractual cash flows owed to CIT as of the acquisition date for loans acquired during the respective period. For the period ended September 30, 2020, the PCD loans acquired related to the MOB Acquisition.

PCD Loans acquired during the nine-month period ended September 30, 2020 (dollars in millions)

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Accretable Yield

Changes in the accretable yield for PCI loans are summarized below. Prior to 2020, the changes in the accretable yield was presented for PCI loans. See the Company’s 2019 Form 10-K, Note 1 — Business and Summary of Significant Accounting Policies for further details. Due to the adoption of CECL, PCI accounting was eliminated and superseded by PCD guidance.

Change in Accretable Yield (dollars in millions)

	Quarter Ended September 30,	Nine Months Ended September 30,
	2019	2019
Balance, beginning of period	$827.0	$903.8
Accretion into interest income	(34.3)	(114.6)
Reclassification from non-accretable difference	6.2	12.9
Disposals and Other	(27.2)	(30.4)
Balance, end of period	$771.7	$771.7

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

The CARES Act and Interagency Statement offer some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. See Note 1 - Business and Summary of Significant Accounting Policies for details. Any loan modification that meets these practical expedients would not automatically be considered a TDR because the borrower is presumed not to be experiencing financial difficulty at the time of the loan modification.

Modified loans that meet the definition of a TDR are subject to the Company's individually reviewed loans policy.

The following table presents recorded investment of TDRs, excluding those within a trial modification period of $3.5 million at September 30, 2020 and $5.5 million at December 31, 2019, and those previously classified as PCI at December 31, 2019:

TDRs (dollars in millions)

	September 30, 2020		December 31, 2019
	Recorded Investment	% Total TDR	Recorded Investment	% Total TDR
Commercial Banking	$94.9	80%	$129.5	87%
Consumer Banking	24.4	20%	19.3	13%
Total	$119.3	100%	$148.8	100%
Percent non-accrual	66%		71%

Modifications that are TDRs (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Recorded investment related to modifications qualifying as TDRs that occurred during the quarters and the nine months ended	$10.0	$13.0	$62.4	$80.5
Recorded investment at the time of default of TDRs that experienced a payment default (payment default is one missed payment) during the quarters and nine months ended and for which the payment default occurred within one year of the modification	$13.6	$0.6	$19.9	$17.0

There were $23.9 million and $23.6 million of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs as of September 30, 2020 and December 31, 2019, respectively.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Modifications qualifying as TDRs based upon recorded investment at September 30, 2020, were comprised of payment deferrals (43%) and covenant relief and/or other (57%). At December 31, 2019, TDR recorded investment was comprised of payment deferrals (52%) and covenant relief and/or other (48%). The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is presented below. The overall nature of modification programs were comparable in the prior periods.

▪

Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods.

▪

Interest rate reductions result in lower amounts of interest being charged to the customer but are a relatively small part of the Company’s restructuring programs. The weighted average change in interest rates for all TDRs occurring during the quarters and nine months ended September 30, 2020 and 2019 were not significant.

▪

Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during quarters and nine months ended September 30, 2020 and 2019 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs.

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

As described in Note 1 – Business and Summary of Significant Accounting Policies, the Company adopted CECL on January 1, 2020. The following tables reflect CIT’s adoption of CECL. The Company maintains an ACL for estimated credit losses in its HFI loan portfolio. For loan modifications that are payment deferrals made in response to the COVID-19 pandemic, the Company includes in the ACL reserves for the estimated amount of accrued interest receivable that will not be recovered.

Allowance for Credit Losses and Recorded Investment in Loans (dollars in millions)

	Commercial Banking	Consumer Banking	Total	Commercial Banking	Consumer Banking	Total
	Quarter Ended September 30, 2020			Quarter Ended September 30, 2019
Balance - beginning of period	$1,020.1	$182.6	$1,202.7	$463.6	$23.8	$487.4
Provision (benefit) for credit losses(1)	87.9	(24.6)	63.3	27.1	(0.5)	26.6
Other(2)	7.1	(0.9)	6.2	(1.4)	-	(1.4)
Gross charge-offs	(77.2)	(1.0)	(78.2)	(32.4)	(0.4)	(32.8)
Recoveries	11.4	0.8	12.2	5.8	0.6	6.4
Balance - end of period	$1,049.3	$156.9	$1,206.2	$462.7	$23.5	$486.2

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
Balance - beginning of period	$460.4	$22.2	$482.6	$460.2	$29.5	$489.7
CECL adoption (3)	74.7	148.9	223.6	-	-	-
Provision (benefit) for credit losses(1)	811.5	(10.7)	800.8	92.7	(4.5)	88.2
The initial ACL recognized on PCD assets(4)	18.8	1.4	20.2	-	-	-
Other(2)	(28.6)	(3.0)	(31.6)	(0.3)	(0.7)	(1.0)
Gross charge-offs(4)	(331.0)	(3.7)	(334.7)	(111.6)	(2.6)	(114.2)
Recoveries	43.5	1.8	45.3	21.7	1.8	23.5
Balance - end of period	$1,049.3	$156.9	$1,206.2	$462.7	$23.5	$486.2

	Commercial Banking	Consumer Banking	Total	Commercial Banking	Consumer Banking	Total
	Allowance Balance at September 30, 2020			Allowance Balance at December 31, 2019
Loans individually evaluated for impairment	$125.7	$2.4	$128.1	$96.0	$0.2	$96.2
Loans collectively evaluated for impairment	923.6	154.5	1,078.1	354.6	14.4	369.0
PCI loans(5)	-	-	-	9.8	7.6	17.4
Allowance for credit losses	$1,049.3	$156.9	$1,206.2	$460.4	$22.2	$482.6
Allowance for off-balance sheet credit exposures	$72.8	$2.0	$74.8	$36.4	$0.7	$37.1
	Loans at September 30, 2020			Loans at December 31, 2019
Loans individually evaluated for impairment	$448.1	$53.1	$501.2	$294.6	$26.1	$320.7
Loans collectively evaluated for impairment	28,796.5	8,021.9	36,818.4	24,071.0	5,329.6	29,400.6
PCI loans(5)	-	-	-	27.8	1,249.8	1,277.6
Ending balance	$29,244.6	$8,075.0	$37,319.6	$24,393.4	$6,605.5	$30,998.9
Percent of loans to total loans	78.4%	21.6%	100.0%	78.7%	21.3%	100.0%
(1)

Included in the provision for credit losses was $(6.4) million and $29.9 million for the quarter and nine months ended September 30,2020, respectively, related to the provision for off-balance sheet credit exposures, which is not part of the ACL and is offset in the “Other” line. The provision for off-balance sheet credit exposures was $1.4 million and $0.9 million for the quarter and nine months ended September 30, 2019, respectively.

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

The ACL was $1,206.2 million as of September 30, 2020, compared to $482.6 million at December 31, 2019. The Provision for credit losses was $63.3 million and $800.8 million for the quarter and nine months ended September 30, 2020, respectively, compared to $26.6 million and $88.2 million for the quarter and nine months ended September 30, 2019. The significant increase in the ACL and the provision compared to the prior year periods reflects the impact of the global COVID-19 pandemic and the associated impact on the market environment across our portfolio, along with the adoption of the CECL standard and the impact of the MOB Acquisition on January 1, 2020.

In the third quarter of 2020, the allowance for off-balance sheet credit exposures decreased from $81.2 million at June 30, 2020

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

to $74.8 million at September 30, 2020, due to improvement in the macroeconomic forecast compared to the prior quarter. During the nine months ended September 30, 2020, the increase from $37.1 million at December 31, 2019 was primarily driven by the impact of the global COVID-19 pandemic and the associated impact on the market environment across our portfolio and the associated effect under the CECL standard.

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

The following tables present supplemental balance sheet and cash flow information related to operating leases. Right of use (“ROU”) assets are included in other assets and lease liabilities are included in other liabilities.

Supplemental Lease Balance Sheet Information (dollars in millions)

	September 30,	December 31,
	2020	2019
ROU assets	$220.7	$194.9
Lease liabilities	267.5	242.6

Supplemental Cash Flow Information (dollars in millions):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$42.6	$33.8
ROU assets obtained in exchange for new lease liabilities	16.4	6.6

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

The table that follows presents lease income related to the Company’s operating and finance leases:

Lease Income (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease income – Operating leases	$191.4	$199.2	$578.2	$602.7
Variable lease income – Operating leases (1)	9.9	12.5	33.8	39.7
Rental income on operating leases	201.3	211.7	612.0	642.4
Interest income - Sales type and direct financing leases	44.3	47.5	127.5	146.6
Variable lease income included in Other non-interest income (2)	9.9	11.5	31.7	34.5
Leveraged lease income	3.1	2.2	8.3	6.4
Total lease income	$258.6	$272.9	$779.5	$829.9

(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.

(2)     Includes revenue related to insurance coverage on Business Capital leased equipment of $5.9 million and $6.4 million for the quarters ended September 30, 2020 and 2019, respectively, and $18.3 million and $17.4 million for the nine months ended September 30, 2020 and 2019, respectively, as well as leased equipment property tax reimbursements due from customers of $4.0 million and $5.1 million for the quarters ended September 30, 2020 and 2019, respectively and $13.4 million and $17.0 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Carrying Value of Investment Securities (dollars in millions)

	September 30,	December 31,
	2020	2019
Available-for-sale Securities
Debt securities	$6,351.7	$6,011.8
Securities carried at fair value with changes in net income
Equity securities	-	47.2
Non-marketable securities(1)	257.1	217.8
Total investment securities	$6,608.8	$6,276.8
(1)

Non-marketable investments include restricted stock of the FRB and FHLB carried at cost of $224.0 million and $187.9 million at September 30, 2020 and December 31, 2019, respectively. The remaining non-marketable investments without readily determinable fair values measured under the measurement exception totaled $33.1 million and $29.9 million at September 30, 2020 and December 31, 2019, respectively.

Realized gains on AFS securities totaled $8.2 million and $1.3 million for the quarters ended September 30, 2020 and 2019, respectively, and $28.6 million and $3.8 million for the nine months ended September 30, 2020 and 2019, respectively, and exclude losses from impairment.

Accrued interest receivables on debt securities totaled $16.2 million and $21.5 million as of September 30, 2020 and December 31, 2019, respectively, and were included in other assets on the Consolidated Balance Sheet.

The Company had $6.5 billion and $1.7 billion of interest-bearing cash at banks at September 30, 2020 and December 31, 2019, respectively, which are cash and cash equivalents and are classified separately on the balance sheet.

The following table presents interest and dividends on investments and interest-bearing cash.

Interest and Dividend Income (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income - debt securities(1)	$24.0	$47.1	$90.1	$143.1
Interest income - interest-bearing cash	2.1	7.8	9.5	30.6
Dividends - equity securities	1.4	1.7	3.6	6.6
Total interest and dividends	$27.5	$56.6	$103.2	$180.3

(1)	Includes interest income on securities purchased under agreement to resell.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents amortized cost and fair value of securities AFS.

Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency – Residential	$3,010.0	$90.1	$(0.2)	$3,099.9
U.S. government/sponsored agency – Commercial	1,123.7	55.4	(0.4)	1,178.7
U.S. government/sponsored agency obligations	1,310.7	0.2	(3.6)	1,307.3
U.S. Treasury securities	535.5	0.9	(0.1)	536.3
Supranational securities(1)	188.4	0.1	(0.1)	188.4
Agency asset-backed securities	1.7	0.1	—	1.8
Corporate bonds - foreign	39.3	—	—	39.3
Total debt securities AFS	$6,209.3	$146.8	$(4.4)	$6,351.7

December 31, 2019
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency – Residential	$4,766.4	$24.1	$(16.7)	$4,773.8
U.S. government/sponsored agency – Commercial	554.5	12.1	(1.8)	564.8
U.S. government/sponsored agency obligations	449.4	—	(5.4)	444.0
U.S. Treasury securities	11.2	0.1	—	11.3
Supranational securities	149.8	—	—	149.8
State & municipal bonds	1.0	—	—	1.0
Corporate bonds - foreign	65.9	1.2	—	67.1
Total debt securities AFS	$5,998.2	$37.5	$(23.9)	$6,011.8
(1)	There was an immaterial amount of ACL under CECL as of September 30, 2020. The amortized cost is net of the ACL.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the debt securities AFS by contractual maturity dates.

Maturities - Debt Securities AFS (dollars in millions)

	September 30, 2020
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government/sponsored agency – Residential
After 5 through 10 years	$8.9	$9.3	2.66%
After 10 years	3,001.1	3,090.6	2.44%
Total	3,010.0	3,099.9	2.44%
Mortgage-backed securities — U.S. government/sponsored agency – Commercial
After 1 through 5 years	28.9	31.3	3.50%
After 5 through 10 years	239.7	264.2	3.12%
After 10 years	855.1	883.2	2.12%
Total	1,123.7	1,178.7	2.37%
U.S. government/sponsored agency obligations
After 1 through 5 years	406.1	405.8	0.76%
After 5 through 10 years	904.6	901.5	0.96%
Total	1,310.7	1,307.3	0.90%
U.S. Treasury securities
1 year or less	57.3	57.4	0.18%
After 1 through 5 years	104.8	104.9	0.29%
After 5 through 10 years	373.4	374.0	0.49%
Total	535.5	536.3	0.41%
Supranational securities
After 1 through 5 years	25.0	24.9	0.42%
After 5 through 10 years	163.4	163.5	0.85%
Total	188.4	188.4	0.79%
Agency asset-backed securities
After 10 years	1.7	1.8	2.25%
Total	1.7	1.8	2.25%
Corporate bonds — foreign
1 year or less	39.3	39.3	6.13%
Total	39.3	39.3	6.13%
Total debt securities AFS	$6,209.3	$6,351.7	1.90%

At September 30, 2020 and December 31, 2019, certain securities AFS were in unrealized loss positions. The following table summarizes by investment category the gross unrealized losses, respective fair value and length of time that those securities have been in a continuous unrealized loss position for which an ACL has not been recorded.

Gross Unrealized Loss (dollars in millions)

	September 30, 2020
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency - Residential	$77.3	$(0.2)	$—	$—
U.S. government/sponsored agency - Commercial	41.5	(0.4)	—	—
U.S. government/sponsored agency obligations	937.7	(3.6)	—	—
U.S. Treasury securities	51.1	(0.1)	—	—
Total debt securities AFS	$1,107.6	$(4.3)	$—	$—

	December 31, 2019
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency - Residential	$1,396.5	$(4.6)	$861.3	$(12.1)
U.S. government/sponsored agency - Commercial	282.7	(1.7)	17.6	(0.1)
U.S. government/sponsored agency obligations	398.9	(5.4)	—	—
Total debt securities AFS	$2,078.1	$(11.7)	$878.9	$(12.2)

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Securities Carried at Fair Value with Changes Recorded in Net Income

As of September 30, 2020, equity securities were carried at an insignificant fair value, with an amortized cost of $0.4 million and unrealized losses were $0.4 million. As of December 31, 2019, the fair value and amortized cost of equity securities were $47.2 million and $48.2 million, respectively, and unrealized losses were $1.0 million.

Impairment of Investment Securities

There were no impairment losses recognized in 2020 and there were no Other Than Temporary Impairment losses recognized in 2019.

There were immaterial adjustments for non-marketable securities without readily determinable fair values measured under the measurement alternative. There were immaterial unrealized gain and losses on non-marketable investments.

Pledged Securities

Securities with a carrying value of $2,346.4 million were pledged as of September 30, 2020 to secure public funds in CIT Bank, FHLB financing availability, and derivative contracts and for other purposes as required or permitted by law. Securities with a carrying value of $50.4 million were pledged as of December 31, 2019 to secure FHLB financing availability.

NOTE 7 — DEPOSITS

The following table provides detail on deposit types. The deposit balance in the current period reflects the MOB Acquisition, as described in Note 2 – Acquisition and Discontinued Operations.

Deposits — Deposit types (dollars in millions)

	September 30,	December 31,
	2020	2019
Interest-bearing	$41,684.1	$33,546.4
Non-interest bearing	3,022.1	1,593.1
Total deposits	$44,706.2	$35,139.5

The following table presents the contractual maturity profile of time deposits which excludes the impact of amortization and accretion of certain items such as PAA.

Deposits — Maturities (dollars in millions)

September 30,
2020
Time deposits, remaining contractual maturity:
Within one year	$8,368.9
One to two years	1,529.7
Two to three years	275.1
Three to four years	569.7
Four to five years	527.7
Over five years	3.2
Total Time deposits	$11,274.3

The following table presents the maturity profile of time deposits, including the impact of PAA, with a denomination of $100,000 or more.

Time Deposits $100,000 or More (dollars in millions)

September 30,
2020
Time Deposits:
Three months or less	$1,254.9
After three months through six months	2,215.0
After six months through twelve months	2,213.3
After twelve months	954.4
Total	$6,637.6

The Company also had aggregate time deposits of $2,300.3 million and $2,284.3 million in denominations of more than $250,000 at September 30, 2020 and December 31, 2019, respectively.

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

Consolidated VIEs

At September 30, 2020 and December 31, 2019, there were no consolidated VIEs.

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

The table below presents potential losses that would be incurred under hypothetical circumstances, such that the value of its interests and any associated collateral declines to zero and assuming no recovery or offset from any economic hedges. The Company believes the possibility is remote under this hypothetical scenario; accordingly, this disclosure is not an indication of expected loss.

Unconsolidated VIEs Carrying Value (dollars in millions)

	September 30, 2020		December 31, 2019
	Securities	Partnership Investment	Securities	Partnership Investment
Agency securities	$4,280.4	$—	$5,338.6	$—
Tax credit equity investments	—	296.6	—	277.1
Equity investments	—	105.8	—	84.0
Total Assets	$4,280.4	$402.4	$5,338.6	$361.1
Commitments to tax credit investments(1)	$—	$164.1	$—	$120.1
Total Liabilities	$—	$164.1	$—	$120.1
Maximum loss exposure	$4,280.4	$402.4	$5,338.6	$361.1
(1)

Represents commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand and are recorded in other liabilities.

NOTE 9 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	September 30, 2020			December 31, 2019
	CIT Group Inc.	Subsidiaries	Total	Total
Unsecured borrowings:
Senior	$3,924.0	$312.9	$4,236.9	$3,967.9
Subordinated notes	494.7	-	494.7	494.4
Secured borrowings:
FHLB advances	-	2,550.0	2,550.0	1,650.0
Other secured and structured financings	-	3.1	3.1	361.1
Total borrowings	$4,418.7	$2,866.0	$7,284.7	$6,473.4

Unsecured Borrowings

Revolving Credit Facility

The Revolving Credit Facility had a total commitment amount of $300 million at September 30, 2020, compared to $400 million at December 31, 2019. The facility was amended during the first quarter of 2020 to 1) reduce the total commitment amount by $100 million, 2) extend the final maturity date of the lenders’ commitments from March 1, 2021 to November 1, 2021, 3) reduce the Tier 1 capital ratio requirement from 9.0% to 8.5%, and 4) lower the applicable margin charged under the facility to 1.75% for LIBOR Rate loans and 0.75% for Base Rate loans.

At September 30, 2020, the Revolving Credit Facility was unsecured and was guaranteed by three of the Company’s domestic operating subsidiaries. In addition, the applicable required minimum guarantor asset coverage ratio ranges from 1.0:1.0 to 1.5:1.0 based on CIT’s credit ratings and was 1.25:1.00 at September 30, 2020.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The Revolving Credit Facility may be drawn, prepaid and redrawn at the option of CIT. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty. The $300 million total commitment amount consisted of a $200 million revolving loan tranche and a $100 million revolving loan tranche that can also be utilized for issuance of letters of credit. At September 30, 2020, approximately $36 million was utilized for CIT’s issuances of letters of credit.

Senior Unsecured Notes

On June 19, 2020, CIT Group Inc. issued $500 million aggregate principal amount of 3.929% senior unsecured fixed-to-floating rate notes due 2024 (the "Notes"). Beginning June 19, 2023 until the maturity date, the Notes will bear interest at a floating rate based on SOFR plus a margin of 3.827% payable quarterly in arrears if not called.

During the second quarter of 2020, CIT Bank initiated and completed a cash tender offer to purchase up to $550 million of bank notes due in 2025, with $234.8 million tendered. Such tendering holders received the purchase price in the amount of $930 for each $1,000 principal amount of bank notes tendered, plus accrued and unpaid interest. CIT recognized a gain of approximately $15 million on the tender.

Subordinated Unsecured Notes

The principal amounts and maturity dates of the subordinated unsecured notes remained unchanged from December 31, 2019. See Note 10 – Borrowings in the 2019 Form 10-K.

Secured Borrowings

At September 30, 2020, the Company had pledged $14.7 billion of assets to several financing facilities (including collateral for the FRB discount window that is currently not drawn) which included $12.5 billion of loans and $2.2 billion of investment securities. Under the FHLB Facility, CIT Bank, N.A. may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that CIT Bank, N.A. is in compliance with the collateral maintenance requirement immediately following such disposition and all other requirements of the facility at the time of such disposition.

FHLB Advances

The following table presents the FHLB balances as of September 30, 2020 and December 31, 2019.

FHLB Balances (dollars in millions)

				December 31,
	September 30, 2020			2019
	Lending Assets	HQL Securities	Total	Total
Total borrowing capacity	$5,840.9	$2,043.3	$7,884.2	$6,350.5
Less:
Advances	(2,550.0)	—	(2,550.0)	(1,650.0)
Available capacity	$3,290.9	$2,043.3	$5,334.2	$4,700.5

Pledged assets(1)	$7,400.9	$2,194.7	$9,595.6	$6,987.6
Weighted Average Rate			0.56%	2.04%
(1)	December 31, 2019 pledged assets included $50.4 million of HQL securities.

Other Secured and Structured Financings

Other secured (other than FHLB) and structured financings of CIT-owned subsidiaries totaled $3.1 million and $361.1 million at September 30, 2020 and December 31, 2019, respectively. Pledged assets related to these borrowings totaled $2,129.8 million and $2,205.9 million at September 30, 2020 and December 31, 2019, respectively. These transactions do not meet accounting requirements for sales treatment and are recorded as secured borrowings. The outstanding secured and structured financings as of September 30, 2020 had a weighted average rate of 4.40%, compared to a weighted average rate of 3.03% at December 31, 2019.

FRB

There were no outstanding borrowings with the FRB Discount Window at September 30, 2020 and December 31, 2019.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 10 — DERIVATIVE FINANCIAL INSTRUMENTS

See Note 1 — Business and Summary of Significant Accounting Policies in the Company’s 2019 Form 10-K for the description of its derivative products and transaction policies.

The following table presents notional amount and fair value of derivative financial instruments on a gross basis.

Notional Amount and Fair Value of Derivative Financial Instruments (dollars in millions)

	September 30, 2020			December 31, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments (Qualifying hedges)
Foreign exchange contracts	$46.2	$-	$(2.2)	$676.3	$-	$(10.6)
Interest rate contracts(1)(3)	500.0	-	-	1,250.0	-	-
Total derivatives designated as hedging instruments	546.2	-	(2.2)	1,926.3	-	(10.6)
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts(1)(3)	20,740.8	484.4	(75.5)	17,588.1	176.9	(14.5)
Foreign exchange contracts	255.7	2.8	(7.4)	982.9	13.7	(6.1)
Other contracts(2)	884.2	0.5	(1.2)	714.7	0.1	(0.8)
Total derivatives not designated as hedging instruments	21,880.7	487.7	(84.1)	19,285.7	190.7	(21.4)
Gross derivatives fair values presented in the Consolidated Balance Sheets	$22,426.9	$487.7	$(86.3)	$21,212.0	$190.7	$(32.0)
Less: Gross amounts offset in the Consolidated Balance Sheets		-	-		-	-
Net amount presented in the Consolidated Balance Sheet		487.7	(86.3)		190.7	(32.0)
Less: Amounts subject to master netting agreements(4)		(2.7)	2.7		(11.8)	11.8
Less: Cash collateral pledged (received) subject to master netting agreements(5)		-	56.3		(1.2)	14.3
Total net derivative fair value		$485.0	$(27.3)		$177.7	$(5.9)

(1)	Fair value balances include accrued interest.
(2)	Other derivative contracts not designated as hedging instruments include risk participation agreements.
(3)

The Company accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market”. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. Gross amounts of recognized assets and liabilities were lowered by $13.2 million and $389.4 million, respectively at September 30, 2020 and $16.2 million and $142.8 million, respectively at December 31, 2019.

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

Gains (Losses) on Qualifying Hedges (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Recognized on derivatives	$(2.3)	$(0.8)	$2.6	$3.8
Recognized on hedged item	2.3	0.8	(2.6)	(3.8)
Net recognized on fair value hedges (No ineffectiveness)	$-	$-	$-	$-

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the carrying value of hedged items and associated cumulative hedging adjustment related to fair value hedges.

Cumulative Fair Value Hedging Adjustments (dollars in millions)

		Cumulative Fair Value Hedging Adjustment Included in the Carrying Value of Hedged Items
	Carrying Value of Hedged Items(1)	Currently Designated	No Longer Designated
September 30, 2020
Long-term Debt	$1,536.3	$3.4	$2.0
December 31, 2019
Long-term Debt	$1,747.0	$2.1	$1.5

(1)	Carrying value includes $1,033.7 million and $499.4 million of carrying value of hedged items no longer designated as of September 30, 2020 and December 31, 2019, respectively.

The following table presents the pre-tax net gains (losses) recorded in the condensed consolidated statements of income and in the consolidated statements of comprehensive income relating to derivatives designated as net investment hedges:

Pre-tax Net Gains (Losses) Relating to Derivatives Designated as Net Investment Hedges (dollars in millions)

		Amounts
	Amounts	recorded in Other
	reclassified from	Comprehensive	Total change in
	AOCI to income	Income	AOCI for period
Contract Type
Quarter Ended September 30, 2020
Foreign currency forward contracts - net investment hedges	$-	$(1.6)	$(1.6)
Quarter Ended September 30, 2019
Foreign currency forward contracts - net investment hedges	$-	$9.0	$9.0
Nine Months Ended September 30, 2020
Foreign currency forward contracts - net investment hedges	$-	$(1.1)	$(1.1)
Nine Months Ended September 30, 2019
Foreign currency forward contracts - net investment hedges	$-	$(14.8)	$(14.8)

Non-Qualifying Hedges

The following table presents gains (losses) of non-qualifying hedges recognized as other non-interest income on the condensed consolidated statements of income:

Gains (Losses) on Non-Qualifying Hedges (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest rate contracts	$5.1	$3.4	$11.7	$8.0
Foreign currency forward contracts	(6.1)	(6.0)	(3.7)	18.6
Other contracts	0.2	(0.4)	(0.7)	(0.1)
Total non-qualifying hedges - income statement impact	$(0.8)	$(3.0)	$7.3	$26.5

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

The Company considered the impact of the COVID-19 pandemic on the markets related to the Company’s assets and liabilities for the purpose of fair value measurement. The Company observed increased volatility in those markets with significant effects on market prices and interest rates, in addition to significant decreases in the level of activity in the markets for its assets and liabilities. However, the Company did not identify persuasive evidence to conclude that the markets were not orderly. As a result, the fair value of the Company’s assets and liabilities were measured based on market conditions that existed as of September 30, 2020.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s assets and liabilities measured at estimated fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
September 30, 2020
Assets
Residential MBS – U.S. government/sponsored agency	$3,099.9	$—	$3,099.9	$—
U.S. treasury securities	536.3	57.3	479.0	—
Other securities	2,715.5	—	2,676.1	39.4
Total debt securities AFS	6,351.7	57.3	6,255.0	39.4
Securities carried at fair value with changes recorded in net income	—	—	—	—

Interest rate contracts — non-qualifying hedges	484.4	—	483.5	0.9
Other derivative — non-qualifying hedges	3.3	—	2.8	0.5
Total derivative assets at fair value — non-qualifying hedges(1)	487.7	—	486.3	1.4
Total	$6,839.4	$57.3	$6,741.3	$40.8
Liabilities
Interest rate contracts — non-qualifying hedges	$(75.5)	$—	$(75.5)	$—
Other derivative— non-qualifying hedges	(8.6)	—	(7.4)	(1.2)
Total derivative liabilities at fair value — non-qualifying hedges(1)	(84.1)	—	(82.9)	(1.2)
Foreign currency forward contracts — net investment qualifying hedges	(2.2)	—	(2.2)	—
Total derivative liabilities at fair value — qualifying hedges	(2.2)	—	(2.2)	—
Total	$(86.3)	$—	$(85.1)	$(1.2)
December 31, 2019
Assets
Residential MBS – U.S. government/sponsored agency	$4,773.8	$—	$4,773.8	$—
U.S. treasury securities	11.3	4.7	6.6	—
Other securities	1,226.7	—	1,159.6	67.1
Total debt securities AFS	6,011.8	4.7	5,940.0	67.1
Securities carried at fair value with changes recorded in net income	47.2	0.1	47.1	—

Interest rate contracts — non-qualifying hedges	176.9	—	176.7	0.2
Other derivative — non-qualifying hedges	13.8	—	13.7	0.1
Total derivative assets at fair value — non-qualifying hedges(1)	190.7	—	190.4	0.3
Total	$6,249.7	$4.8	$6,177.5	$67.4
Liabilities
Interest rate contracts — non-qualifying hedges	$(14.5)	$—	$(14.5)	$—
Other derivative— non-qualifying hedges	(6.9)	—	(6.1)	(0.8)
Total derivative liabilities at fair value — non-qualifying hedges(1)	(21.4)	—	(20.6)	(0.8)
Foreign currency forward contracts — net investment qualifying hedges	(10.6)	—	(10.6)	—
Total derivative liabilities at fair value — qualifying hedges	(10.6)	—	(10.6)	—
FDIC True-up liability	(68.8)	—	—	(68.8)
Total	$(100.8)	$—	$(31.2)	$(69.6)
(1)	Derivative fair values include accrued interest.

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

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
September 30, 2020
Assets
Debt Securities — AFS	$39.4	Discounted cash flow	Discount Rate	6.0% - 6.0%	6.0%
Derivative assets — non qualifying	1.4	Internal valuation model	Borrower Rate	2.2% - 4.1%	2.9%
Total Assets	$40.8
Liabilities
Derivative liabilities — non-qualifying	(1.2)	Internal valuation model
Total Liabilities	$(1.2)
December 31, 2019
Assets
Debt Securities — AFS	$67.1	Discounted cash flow	Discount Rate	6.0% - 6.2%	6.0%
Derivative assets — non qualifying	0.3	Internal valuation model	Borrower Rate	2.8% - 5.0%	3.6%
Total Assets	$67.4
Liabilities
FDIC True-up liability	$(68.8)	Discounted cash flow	Discount Rate	2.2%	2.2%
Derivative liabilities — non-qualifying	(0.8)	Internal valuation model
Total Liabilities	$(69.6)

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3).

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Derivative Assets- Non- Qualifying	Derivative Liabilities- Non- Qualifying	FDIC True-up Liability
Balance as of December 31, 2019	$67.1	$0.3	$(0.8)	$(68.8)
Included in earnings	0.1	1.1	(0.4)	(0.2)
Included in comprehensive income	(1.1)	—	—	—
Repayments	(0.7)	—	—	—
Maturity	(26.0)	—	—	69.0
Balance as of September 30, 2020	$39.4	$1.4	$(1.2)	$(0.0)
Balance as of December 31, 2018	$65.9	$0.4	$—	$(66.9)
Included in earnings	0.1	0.1	(0.1)	(1.4)
Included in comprehensive income	1.1	—	—	—
Balance as of September 30, 2019	$67.1	$0.5	$(0.1)	$(68.3)

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents carrying value of assets measured at estimated fair value on a non-recurring basis for which gains and losses from a non-recurring fair value adjustment have been recorded in the periods.

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
September 30, 2020
Assets held for sale	$21.9	$—	$1.6	$20.3	$(3.6)
Loans	163.8	—	—	163.8	(53.2)
Mortgage Servicing Rights	5.0	—	—	5.0	(4.1)
Total	$190.7	$—	$1.6	$189.1	$(60.9)
December 31, 2019
Assets held for sale	$22.6	$—	$1.9	$20.7	$2.2
Impaired loans	244.8	—	—	244.8	(73.5)
Tax credit investments	82.0	—	—	82.0	(5.1)
Total	$349.4	$—	$1.9	$347.5	$(76.4)

The methods and assumptions used to estimate the fair value of each class of financial instruments measured at fair value on a non-recurring basis are as follows:

Assets Held for Sale — The fair value of Level 2 assets was primarily estimated based on the prices of recent trades of similar assets. The carrying value of level 3 assets approximates fair value.

Loans — Loans that are collateral-dependent were measured based on the fair value of the underlying collateral less costs to sell. These loans are classified as Level 3 as the fair value of underlying collateral is estimated primarily based on third party appraisals or opinions adjusted for the Company’s experience with liquidation value.

Mortgage Servicing Rights — Under the amortization method, the carrying value of the MSRs was reduced to its fair value for the impairment loss recognized. The fair value of the MSRs was valued under the income approach using the discounted cash flow model based on level 3 inputs including prepayment speed, discount rates and cost to service.

Impaired Loans — The value of impaired loans was assessed through the evaluation of their aggregate carrying values relative to contractual amounts owed (unpaid principal balance) from customers. See Note 3 – Loans in the Company's 2019 Form 10-K for methods and assumptions used.

Tax Credit Investments — The fair value was estimated based on remaining future tax benefits and Level 3 inputs including market yields of comparable investments. During the fourth quarter of 2019, the Company recognized an impairment loss of $5.1 million on certain tax credit investments.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Instruments not Measured at Fair Value

The carrying values and estimated fair values of financial instruments not measured at fair value presented below exclude leases and certain other assets and liabilities, which were not required for disclosure.

Carrying Value and Fair Value of Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
September 30, 2020
Financial Assets
Cash and interest bearing deposits	$6,705.6	$6,705.6	$—	$—	$6,705.6
Assets held for sale (excluding leases)	51.4	—	17.6	34.4	52.0
Loans (excluding leases)(1)	33,861.6	—	1,123.2	33,094.8	34,218.0
Investment securities(2)	257.1	—	—	257.1	257.1
Financial Liabilities
Deposits(3)	(44,722.6)	—	—	(44,884.5)	(44,884.5)
Borrowings(3)	(7,315.6)	—	(7,525.5)	(5.4)	(7,530.9)
Credit balances of factoring clients	(1,320.2)	—	—	(1,320.2)	(1,320.2)
December 31, 2019
Financial Assets
Cash and interest bearing deposits	$2,685.6	$2,685.6	$—	$—	$2,685.6
Assets held for sale (excluding leases)	29.6	—	7.5	22.2	29.7
Loans (excluding leases)(1)	28,297.4	—	1,114.5	27,684.3	28,798.8
Securities purchased under agreement to resell	950.0	—	950.0	—	950.0
Investment securities(2)	217.8	—	—	217.8	217.8
Financial Liabilities
Deposits(3)	(35,156.2)	—	—	(35,263.8)	(35,263.8)
Borrowings(3)	(6,549.6)	—	(6,532.0)	(365.2)	(6,897.2)
Credit balances of factoring clients	(1,176.2)	—	—	(1,176.2)	(1,176.2)
(1)	Carrying value of loans (excluding leases) is net of the ACL.
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

The methods and assumptions used to estimate the fair value of each class of financial instruments not measured at fair value are as follows:

Loans — Loans are generally valued by discounting expected cash flows using market inputs with adjustments based on cohort level assumptions for certain loan types as well as internally developed estimates at a business segment level. Due to the significance of the unobservable market inputs and assumptions, as well as the absence of a liquid secondary market for most loans, these loans are classified as Level 3. Certain loans are measured based on observable market prices sourced from external data providers and classified as Level 2. Nonaccrual loans are written down and reported at their estimated recovery value which approximates their fair value and classified as Level 3.

Securities Purchased Under Agreement to Resell — The fair value of securities purchased under agreement to resell (reverse repo) was determined using a discount cash flow technique. Interest rates appropriate to the maturity and underlying collateral are used for discounting the estimated cash flows. As observable market interest rates are used, the fair value of securities purchased under agreement to resell was classified as Level 2.

Investment Securities

▪

Non-marketable securities — Utilize Level 3 inputs to estimate fair value and were generally recorded under the cost method of accounting. FHLB and FRB stock carrying values approximate fair value. Of the remaining non-marketable securities, the fair value is determined based on techniques that use significant assumptions that are not observable in the market.

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

Number of Shares of Common Stock

	Issued	Less Treasury	Outstanding
Common stock - December 31, 2019	162,188,287	(67,445,723)	94,742,564
Common stock issuance - acquisition	-	3,094,697	3,094,697
Restricted stock issued	829,329	-	829,329
Shares held to cover taxes on vesting restricted shares and other	-	(307,713)	(307,713)
Employee stock purchase plan participation	167,600	-	167,600
Common stock - September 30, 2020	163,185,216	(64,658,739)	98,526,477

Accumulated Other Comprehensive Income (Loss) ("AOCI")

The following table details the components of AOCI, net of tax:

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	September 30, 2020			December 31, 2019
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(2.5)	$(7.0)	$(9.5)	$(1.9)	$(7.2)	$(9.1)
Changes in benefit plans net loss and prior service (cost)/credit	(47.3)	(2.3)	(49.6)	(51.3)	(1.3)	(52.6)
Net gains (loss) on securities AFS(1)	142.5	(37.0)	105.5	13.6	(4.0)	9.6
Total accumulated other comprehensive income (loss)	$92.7	$(46.3)	$46.4	$(39.6)	$(12.5)	$(52.1)
(1)	ACL related to securities AFS was immaterial as of September 30, 2020.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (dollars in millions)

		Changes in
		benefit plan
	Foreign	net gain (loss)	Unrealized net
	currency	and prior	gains (losses)
	translation	service (cost)	on AFS
	adjustments	credit	securities	Total AOCI
Balance as of December 31, 2019	$(9.1)	$(52.6)	$9.6	$(52.1)
AOCI activity before reclassifications	(0.4)	2.7	117.2	119.5
Amounts reclassified from AOCI	-	0.3	(21.3)	(21.0)
Net current period AOCI	(0.4)	3.0	95.9	98.5
Balance as of September 30, 2020	$(9.5)	$(49.6)	$105.5	$46.4

Balance as of December 31, 2018	$(20.9)	$(70.2)	$(87.2)	$(178.3)
AOCI activity before reclassifications	7.5	2.1	106.8	116.4
Amounts reclassified from AOCI	-	0.1	(2.7)	(2.6)
Net current period AOCI	7.5	2.2	104.1	113.8
Balance as of September 30, 2019	$(13.4)	$(68.0)	$16.9	$(64.5)

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Comprehensive Income

The amounts included in the Condensed Consolidated Statements of Comprehensive Income are net of income taxes. The following table presents the pretax and after-tax components of other comprehensive income.

Before- and After-Tax components of OCI (dollars in millions)

Quarters Ended September 30,	2020			2019
							Income
	Gross		Net	Gross		Net	Statement
	Amount	Tax	Amount	Amount	Tax	Amount	Line Item
Foreign currency translation adjustments losses
AOCI activity before reclassification	$0.3	$0.3	$0.6	$(0.4)	$(2.3)	$(2.7)
Net Change	0.3	0.3	0.6	(0.4)	(2.3)	(2.7)

Changes in benefit plan net gain (loss) and prior service (cost) credit losses
AOCI activity before reclassification	0.1	-	0.1	-	(0.1)	(0.1)
Reclassifications out of AOCI	-	-	-	0.1	-	0.1	Operating expenses
Net Change	0.1	-	0.1	0.1	(0.1)	-

Unrealized net gains on securities AFS
AOCI activity before reclassification	(18.9)	4.9	(14.0)	5.3	(1.1)	4.2
Reclassifications out of AOCI	(8.2)	2.1	(6.1)	(1.3)	0.4	(0.9)	Other non- interest income
Net Change	(27.1)	7.0	(20.1)	4.0	(0.7)	3.3
Net current period AOCI	$(26.7)	$7.3	$(19.4)	$3.7	$(3.1)	$0.6

Nine Months Ended September 30,	2020			2019
							Income
	Gross		Net	Gross		Net	Statement
	Amount	Tax	Amount	Amount	Tax	Amount	Line Item
Foreign currency translation adjustments losses
AOCI activity before reclassification	$(0.6)	$0.2	$(0.4)	$3.7	$3.8	$7.5
Net Change	(0.6)	0.2	(0.4)	3.7	3.8	7.5

Changes in benefit plan net gain (loss) and prior service (cost) credit losses
AOCI activity before reclassification	3.6	(0.9)	2.7	2.9	(0.8)	2.1
Reclassifications out of AOCI	0.4	(0.1)	0.3	0.1	-	0.1	Operating expenses
Net Change	4.0	(1.0)	3.0	3.0	(0.8)	2.2

Unrealized net gains on securities AFS
AOCI activity before reclassification	157.5	(40.3)	117.2	143.7	(36.9)	106.8
Reclassifications out of AOCI	(28.6)	7.3	(21.3)	(3.7)	1.0	(2.7)	Other non- interest income
Net Change	128.9	(33.0)	95.9	140.0	(35.9)	104.1
Net current period AOCI	$132.3	$(33.8)	$98.5	$146.7	$(32.9)	$113.8

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 13 — REGULATORY CAPITAL

The Company and the Bank are each subject to various regulatory capital requirements administered by the FRB and the OCC. Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank each maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. We compute capital ratios in accordance with Federal Reserve capital guidelines and OCC capital rules for assessing adequacy of capital for the Company and CIT Bank, respectively. The regulatory capital rules applicable to the Company and the Bank were the Basel III Rule and the Simplification Final Rule for the period ended September 30, 2020, and the Basel III Rule and the Transition Final Rule for the period ended December 31, 2019. CIT and CIT Bank are also subject to certain capital ratio requirements based on Regulation Y for Bank Holding Companies (“BHC”) and the FDIC’s Prompt Corrective Action (“PCA”) framework. CIT Group and CIT Bank capital ratios were all in excess of minimum capital ratios to be considered well-capitalized under Regulation Y and the PCA framework, respectively, at September 30, 2020 and December 31, 2019.

In March 2020, the OCC, FRB and FDIC collectively issued an interim final rule on the Revised CECL Transition Rule for regulatory capital. The Revised CECL Transition Rule provides banking organizations that implement CECL during the 2020 calendar year with the option to delay for two years the impact of CECL’s effect on regulatory capital, followed by a three-year transition period. During the first two years of the five-year transition period, CIT will delay the day one impact of CECL to retained earnings ($82.4 million), plus a scaling factor of 25 percent of the change in the Adjusted Allowance for Credit Losses (“AACL”) from initial CECL implementation to the end of the current quarter, excluding the impact of the initial non-PCD charge related to MOB, or $485.8 million times 25 percent ($121.5 million) as of September 30, 2020. After the initial two-year delay period, there will be a three-year transition period starting January 1, 2022. The day one impact of CECL and the 25% scaling factor of the change in non-PCD ACL from Day 1 to the end of the second year will be phased out as follows: 75 percent of transitional benefits are recognized in regulatory capital in year three; 50 percent in year four; and 25 percent in year five. After year five, CIT expects to have fully reversed out the temporary regulatory capital benefits from the two-year delay and three-year transition period. These changes are only applicable to regulatory capital, which resulted in an increase to CET1 capital of $203.9 million as of September 30, 2020. There was no impact to the balance sheet or the income statement.

The following table summarizes the actual and required capital ratios:

Capital Components and Ratios (dollars in millions)

	CIT		CIT Bank, N.A.
	September 30,	December 31,	September 30,	December 31,
	2020	2019	2020	2019
Common Equity Tier 1 Capital	$5,120.2	$5,444.4	$4,782.8	$4,879.6
Tier 1 Capital	5,645.1	5,969.3	4,782.8	4,879.6
Total Capital	6,792.1	6,983.3	5,642.4	5,644.3
Risk-Weighted Assets	51,899.5	45,262.0	44,462.4	37,150.5

Common Equity Tier 1 Capital Ratio:
Actual	9.9%	12.0%	10.8%	13.1%
Effective minimum ratios under Basel III guidelines(1)	7.0%	7.0%	7.0%	7.0%
BHC and PCA Well-Capitalized	(2)	(2)	6.5%	6.5%
Tier 1 Capital Ratio:
Actual	10.9%	13.2%	10.8%	13.1%
Effective minimum ratios under Basel III guidelines(1)	8.5%	8.5%	8.5%	8.5%
BHC and PCA Well-Capitalized	6.0%	6.0%	8.0%	8.0%
Total Capital Ratio:
Actual	13.1%	15.4%	12.7%	15.2%
Effective minimum ratios under Basel III guidelines(1)	10.5%	10.5%	10.5%	10.5%
BHC and PCA Well-Capitalized	10.0%	10.0%	10.0%	10.0%
Tier 1 Leverage Ratio:
Actual	9.2%	11.9%	8.5%	11.0%
Required minimum ratios under Basel III guidelines(1)	4.0%	4.0%	4.0%	4.0%
BHC and PCA Well-Capitalized	(2)	(2)	5.0%	5.0%
(1)

Required minimum ratios include stated minimums of 4.5%, 6% and 8% for CET1 capital, Tier 1 capital and Total capital ratios, respectively, plus the fully phased-in capital conservation buffer of 2.5%.

(2)	Regulation Y for the bank holding company does not define well-capitalized ratios for CET1 ratio and Tier 1 leverage ratio.

NOTE 14 — INCOME TAXES

The Company’s global effective income tax rate was 25.6% and 15.7% for the quarter and nine months ended September 30, 2020, respectively, and (22.3)% and 10.2% for the quarter and nine months ended September 30, 2019, respectively. The increase from (22.3%) rate for the year-ago quarter to the 25.6% rate for the quarter ended September 30, 2020 was primarily driven by the reversal in the year-ago quarter of a previously established deferred tax liability resulting from the determination that earnings from the Company’s Canadian operations will be reinvested indefinitely. The increase from 10.2% in the nine months ended September 30, 2019 to the 15.7% rate for the nine months ended September 30, 2020 is primarily due to the impact the decrease in forecasted pre-tax income has on the permanent and other adjustments in 2020 and a partial release of the valuation allowance associated with state net operating loss carryforwards in 2019.

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

NOTE 15 — COMMITMENTS

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

Commitments (dollars in millions)

	September 30, 2020			December 31, 2019
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets (excluding leases)	$2,810.0	$5,222.6	$8,032.6	$6,459.7
Letters of credit
Standby letters of credit	40.9	211.5	252.4	199.6
Other letters of credit	2.9	3.9	6.8	6.7
Deferred purchase agreements	1,870.4	—	1,870.4	2,060.6
Purchase and Funding Commitments
Lessor commitments(1)	638.6	72.5	711.1	813.7
(1)	CIT’s purchase and funding commitments relate to the equipment leasing businesses’ commitments to fund finance leases and operating leases, and Rail’s railcar manufacturer purchase commitments.

Financing Commitments

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At September 30, 2020, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking segment.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Purchase Agreements

A DPA is a guarantee provided in conjunction with factoring, whereby CIT provides a client with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, CIT is then required to purchase the receivable from the client, less any borrowings for such client. The outstanding amount in the table above, less $115.9 million and $139.5 million at September 30, 2020 and December 31, 2019, respectively, of borrowings for such clients, is the maximum amount that CIT would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring CIT to purchase all such receivables from the DPA clients.

The table above includes $1,820.9 million and $1,966.4 million of DPA credit protection at September 30, 2020 and December 31, 2019, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $49.5 million and $94.2 million available under DPA credit line agreements provided at September 30, 2020 and December 31, 2019, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $20 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of September 30, 2020. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 17 — BUSINESS SEGMENT INFORMATION

Segment Profit (Loss) and Assets

Refer to Note 24 — Business Segment Information in our 2019 Form 10-K for detail on CIT’s business segments. After closing the MOB Acquisition, we reported the acquired businesses within our existing business segments. The current period includes the addition of MOB.

The following table presents segment data related to continuing operations.

Segment Pre-tax Income (Loss) (dollars in millions)

	Commercial Banking	Consumer Banking	Corporate	Total CIT
Quarter Ended September 30, 2020
Interest income	$306.7	$90.3	$26.3	$423.3
Interest expense (benefit)	105.3	(5.9)	66.1	165.5
Provision (benefit) for credit losses	87.9	(24.6)	-	63.3
Rental income on operating leases	201.3	-	-	201.3
Other non-interest income	89.6	30.9	25.5	146.0
Depreciation on operating lease equipment	82.5	-	-	82.5
Maintenance and other operating lease expenses	48.6	-	-	48.6
Operating expenses/(gain) loss on debt extinguishment and deposit redemption	196.7	94.9	3.9	295.5
Income (loss) from continuing operations before provision (benefit) for income taxes	$76.6	$56.8	$(18.2)	$115.2
Select Period End Balances
Loans	$29,244.6	$8,075.0	$-	$37,319.6
Credit balances of factoring clients	(1,320.2)	-	-	(1,320.2)
Assets held for sale	35.5	21.2	-	56.7
Operating lease equipment, net	7,799.3	-	-	7,799.3
Quarter Ended September 30, 2019
Interest income	$358.5	$90.5	$54.4	$503.4
Interest expense (benefit)	189.0	(25.7)	80.6	243.9
Provision (benefit) for credit losses	27.1	(0.5)	-	26.6
Rental income on operating leases	211.7	-	-	211.7
Other non-interest income	80.3	6.3	14.4	101.0
Depreciation on operating lease equipment	76.0	-	-	76.0
Maintenance and other operating lease expenses	41.9	-	-	41.9
Operating expenses/(gain) loss on debt extinguishment and deposit redemption	172.0	83.8	55.1	310.9
Income (loss) from continuing operations before provision (benefit) for income taxes	$144.5	$39.2	$(66.9)	$116.8
Select Period End Balances
Loans	$24,758.8	$6,586.7	$-	$31,345.5
Credit balances of factoring clients	(1,238.4)	-	-	(1,238.4)
Assets held for sale	93.6	72.1	3.5	169.2
Operating lease equipment, net	7,099.9	-	-	7,099.9

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Segment Pre-tax Income (Loss) continued (dollars in millions)

	Commercial Banking	Consumer Banking	Corporate	Total CIT
Nine Months Ended September 30, 2020
Interest income	$999.1	$285.8	$98.9	$1,383.8
Interest expense (benefit)	404.3	(10.5)	199.9	593.7
Provision (benefit) for credit losses	811.5	(10.7)	-	800.8
Rental income on operating leases	612.0	-	-	612.0
Other non-interest income	254.1	47.6	77.5	379.2
Depreciation on operating lease equipment	241.9	-	-	241.9
Maintenance and other operating lease expenses	158.3	-	-	158.3
Operating expenses/(gain) loss on debt extinguishment and deposit redemption	611.2	298.4	65.9	975.5
Goodwill impairment	301.5	43.2	-	344.7
(Loss) income from continuing operations before provision (benefit) for income taxes	$(663.5)	$13.0	$(89.4)	$(739.9)
Nine Months Ended September 30, 2019
Interest income	$1,080.1	$279.8	$175.5	$1,535.4
Interest expense (benefit)	582.0	(99.9)	240.1	722.2
Provision (benefit) for credit losses	92.7	(4.5)	-	88.2
Rental income on operating leases	642.4	-	-	642.4
Other non-interest income	243.0	17.9	43.0	303.9
Depreciation on operating lease equipment	232.2	-	-	232.2
Maintenance and other operating lease expenses	140.0	-	-	140.0
Operating expenses/(gain) loss on debt extinguishment and deposit redemption	531.2	265.8	58.1	855.1
Income (loss) from continuing operations before provision (benefit) for income taxes	$387.4	$136.3	$(79.7)	$444.0

NOTE 18 — GOODWILL AND INTANGIBLE ASSETS

Goodwill (dollars in millions)

	Commercial Banking	Consumer Banking	Total CIT
December 31, 2019	$326.7	$43.2	$369.9
Additions(1)	110.3	4.9	115.2
Impairments	(301.5)	(43.2)	(344.7)
September 30, 2020	$135.5	$4.9	$140.4

(1) Includes measurement period adjustments related to the MOB Acquisition, as described below.

The December 31, 2019 goodwill included amounts recorded from CIT's emergence from bankruptcy in 2009 and from the 2015 acquisition of IMB HoldCo LLC, the parent company of OneWest Bank. As detailed in Note 2 – Acquisition and Discontinued Operations, on January 1, 2020, CIT Bank acquired MOB, and the acquired assets and liabilities were recorded at their estimated fair value as of the acquisition date resulting in $121.6 million of goodwill. The Company allocated $116.4 million of the goodwill to Commercial Banking and $5.2 million to Consumer Banking. As of September 30, 2020, the goodwill was reduced by $6.4 million to $115.2 million, of which $6.1 million and $0.3 million were allocated to Commercial Banking and Consumer Banking, respectively. See Note 2 – Acquisition and Discontinued Operations for a discussion on the adjustment thereto. The purchase price remained subject to adjustments based on the final consolidated balance sheet as of the acquisition date.  In addition to the goodwill, intangible assets of $102.6 million were recorded related to the valuation of core deposit intangibles, trade name and customer relationships, as detailed in the table below.

Once goodwill has been assigned, it no longer retains its association with a particular event or acquisition, and all of the activities within a Reporting Unit (“RU”), whether acquired or internally generated, are available to support the value of goodwill.

In accordance with ASC 350, Intangibles — Goodwill and Other, goodwill is assessed for impairment at least annually, or more often if events or circumstances have changed significantly from the annual test date that would indicate a potential reduction in the fair value of the RU below its carrying value. The Company performs its annual goodwill impairment test during the fourth quarter of each year utilizing data as of September 30 to perform the test, or more often if events or circumstances have changed significantly from the annual test date. The overall deterioration in the macroeconomic environment, challenges in the banking industry, including the low rate environment, and, in particular, the sustained decrease in CIT’s and its peer companies’ stock prices triggered the need for an interim goodwill impairment test in the first quarter of 2020.

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

For the annual impairment test, the DCF model used earnings projections and capitalization assumptions based on two-year financial plans presented to the Board of Directors. For purposes of the interim test, the Company’s financial plans for 2020 and 2021 were updated for the projected impact of COVID-19 on the net revenue growth and asset utilization. Beyond the initial two-year period, the projections converge toward a constant long-term net revenue growth rate of up to 3% based on the projected revenues of the RU, as well as expectations for the development of gross domestic product and inflation, which are captured in the terminal value. Estimating future earnings and capital requirements involves judgment and the consideration of past and current performance and overall macroeconomic and regulatory environments.

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

In our application of the market approach, for the GPC Method, the Company applied market-based multiples, derived from the stock prices of companies considered by management to be comparable to each of the RUs, to various financial metrics for each of the RUs, as determined applicable to those RUs, including tangible book or book value, earnings and projected earnings. In addition, the Company applied a 40% control premium based on our review of transactions observable in the marketplace that we determined were comparable to the current economic environment. The control premium is management's estimate of how much a market participant would be willing to pay over the fair value for control of the business. There was a significant reduction in the values determined under this methodology as a result of the sustained depression in CIT’s peer company stock prices.

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

Based on the quantitative analysis, as described above, the Company concluded that the carrying amount of the Commercial Finance, Real Estate Finance and Consumer Banking RUs exceeded their estimated fair value and thus the Company recorded an impairment of the goodwill in the first quarter of 2020 in the Commercial Finance, Real Estate Finance and Consumer Banking RUs of $159.9 million, $141.6 million and $43.2 million, respectively, or an aggregate of $344.7 million, representing the full amount of goodwill assigned to the RUs.

Goodwill associated with Rail of $25.2 million was determined not to be impaired as the fair value of the RU exceeded the book value. With respect to the $115.2 million of goodwill associated with RUs from the MOB Acquisition, there was no trigger event identified.

Management will continue to monitor the remaining goodwill for additional impairment, particularly in light of the COVID-19 pandemic’s impact to the macro-economic environment.

Intangible Assets

The following table presents the gross carrying value and accumulated amortization for intangible assets, excluding fully amortized intangible assets.

Intangible Assets (dollars in millions)

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$222.4	$(100.5)	$121.9	$126.3	$(79.7)	$46.6
Trade names	27.7	(15.1)	12.6	24.7	(12.7)	12.0
Customer relationships	27.4	(18.5)	8.9	23.9	(16.2)	7.7
Other	7.4	(7.4)	—	7.4	(7.7)	(0.3)
Total intangible assets	$284.9	$(141.5)	$143.4	$182.3	$(116.3)	$66.0

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the changes in intangible assets:

Intangible Assets Rollforward (dollars in millions)

	Core Deposit Intangibles	Trade names	Customer Relationships	Other	Total
December 31, 2019	$46.6	$12.0	$7.7	$(0.3)	$66.0
Additions	96.1	3.0	3.5	-	102.6
Amortization	(20.8)	(2.4)	(2.3)	0.3	(25.2)
September 30, 2020	$121.9	$12.6	$8.9	$-	$143.4

The addition to intangible asset balances after December 31.2019 reflect the intangibles recognized as a result of the MOB Acquisition. The largest component related to the valuation of core deposits. Core deposit intangibles (“CDIs”) represent future benefits arising from noncontractual customer relationships (e.g., account relationships with the depositors) acquired from the purchase of demand deposit accounts, including interest and non-interest bearing checking accounts, money market and savings accounts. CDIs have a finite life and are amortized on a straight line basis over the estimated useful life of seven years related to the OneWest acquired CDI and ten years for the MOB acquired CDI. Amortization expense for the intangible assets is recorded in Operating expenses.

Accumulated amortization totaled $141.5 million at September 30, 2020. Projected amortization for the twelve-months ended September 30, 2021 through September 30, 2025, is $33.3 million, $28.6 million, $13.4 million, $13.3 million, and $12.9 million, respectively.

NOTE 19 — SUBSEQUENT EVENTS

Announcement of Definitive Merger Agreement

On October 16, 2020, First Citizens BancShares (“First Citizens”), the parent company of First-Citizens Bank & Trust Company (“FCB”), and CIT Group Inc. jointly announced that they have entered into a definitive agreement by and among First Citizens, FCB, FC Merger Subsidiary IX, Inc. and CIT, under which the companies will combine in an all-stock merger of equals (the “Merger Agreement”). Under the terms of the Merger Agreement, CIT stockholders will receive 0.062 shares of First Citizens Class A common stock for each share of CIT common stock they own. First Citizens stockholders will own approximately 61% and CIT stockholders will own approximately 39% of the combined company. The Merger Agreement contains customary representations and warranties and customary covenants, such as non-solicitation obligations and other provisions, including a break-up fee of $64 million payable in certain circumstances. The Merger Agreement also provides certain termination rights for CIT and First Citizens, including, among others, if the merger has not been completed by October 15, 2021.

The Board of Directors of the combined company will consist of 14 directors, the current 11 First Citizens Board members and 3 CIT Board members, including Ellen Alemany, Chairwoman and CEO of CIT.

The combined company will operate under the First Citizens name and will be headquartered in Raleigh, N.C., and will maintain significant operations in California, Nebraska, Arizona, Florida, and South Carolina, as well as in New York and New Jersey. The pro forma organization will include over $100 billion in assets and over $80 billion in deposits.

The merger is expected to close in the first half of 2021, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals and approval by the stockholders of each company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

and

Item 3. Quantitative and Qualitative Disclosures about Market Risk

CIT Group Inc., together with its subsidiaries (collectively "we", "our", "CIT" or the "Company"), is a bank holding company ("BHC") and is regulated by the Board of Governors of the Federal Reserve System ("FRB") and the Federal Reserve Bank of New York ("FRBNY") under the U.S. Bank Holding Company Act of 1956, as amended. CIT Bank, N.A. is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury ("OCC"). In addition, CIT Bank, as an insured depository institution, is supervised by the Federal Deposit Insurance Corporation (“FDIC”). More information about the Company is available at cit.com.

Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk ("MD&A") contain financial terms that are relevant to our business, and a Glossary of select key terms is included later in this MD&A. This adds to the Glossary included in Item 1. Business Overview in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”).

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

ANNOUNCEMENT OF DEFINITIVE MERGER AGREEMENT

On October 16, 2020, First Citizens BancShares, Inc. ("First Citizens"), the parent company of First-Citizens Bank & Trust Company, and CIT jointly announced that they have entered into a definitive agreement by and among First Citizens, FCB, FC Merger Subsidiary IX, Inc. and CIT, under which the companies will combine in an all-stock merger of equals (the “Merger Agreement”).

As a combined company, the merger will create greater scale to drive growth, improve profitability and enhance stockholder value. The combined company expects to benefit from the combination of First Citizens’ strong, low-cost deposit base and CIT’s leading nationwide commercial lending platform. The pro forma organization will create a Top 20 U.S. Bank and include over $100 billion in assets and over $80 billion in deposits.

See Note 19 – Subsequent Events in Item 1 for further information.

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

•

CIT recorded goodwill of $115 million, representing the excess of the purchase price over the fair value of the net assets acquired, and $103 million of intangible assets, which we expect will increase amortization expense by approximately $10 million in 2020. See Note 2 — Acquisition and Discontinued Operations in Item 1 for information on the third quarter adjustment to goodwill.

Financial data for 2019 has not been restated to include the acquisition, and therefore is not directly comparable to 2020 periods. See Note 2 — Acquisition and Discontinued Operations in Item 1 for additional information.

The consolidated financial statements include the effects of Purchase Accounting Adjustments (“PAA”) upon completion of the MOB Acquisition. We recorded the assets acquired and liabilities assumed in this transaction at their estimated fair values as of the closing date and the Company’s results of operations include the results of the acquisition beginning with the closing date.  We recorded consideration paid in excess of the net fair values of the acquired assets, intangible assets and assumed liabilities as Goodwill. Accretion and amortization of certain PAA are included in the Consolidated Statements of Income, primarily impacting Net Finance Revenue (“NFR”) (interest income and interest expense) and non-interest expenses. The purchase accounting accretion and amortization on loans, borrowings and deposits is recorded in interest income and interest expense over the weighted-average life of the financial instruments using the effective yield method. Intangible assets were recorded related to the valuation of core deposits and other intangible assets. Intangible assets have finite lives and are amortized on an accelerated or straight-line basis, as appropriate, over the estimated useful lives and recorded in non-interest expenses, as detailed in Note 2 — Acquisition and Discontinued Operations and Note 18 — Goodwill and Intangible Assets in Item 1.

SUMMARY OF 2020 FINANCIAL RESULTS

The following table summarizes the Company’s results in accordance with U.S. GAAP as included in the Condensed Consolidated Statements of Income for the quarter and nine months ended September 30, 2020 and 2019, and the quarter ended June 30, 2020. We similarly provide results that exclude noteworthy items, which are described and reconciled to GAAP in the Non-GAAP Financial Measurements section at the end of the MD&A. As explained further in the Non-GAAP Financial Measurements section, we exclude noteworthy items to reflect how management views the underlying performance of the business.

Our financial results and trends during the third quarter of 2020 reflect the continued global pandemic from the novel strain of coronavirus disease 2019 (“COVID-19”) and the adverse impact on the macroeconomic environment.

Results for the third quarter reflect a return to profitability after building credit reserves in the first half of the year due to the impact of the global pandemic and its adverse effect on the macroeconomic environment, along with the adoption of CECL. The third quarter and year to date provision for credit losses of $63 million and $801 million, respectively, reflect the continued economic stress and the associated impact on the ACL. In addition, the impact of the global pandemic related to the COVID-19 virus and the ensuing adverse impact on the macroeconomic environment were contributing factors that led to a $339 million after-tax impairment of goodwill in the 2020 first quarter, which was primarily related to goodwill recorded with the OneWest Bank acquisition.

Despite the impact from the global pandemic, average loans and leases decreased modestly by 1% from the prior quarter, primarily due to a decline in client receivables within our factoring business, as well as higher prepayments in commercial portfolios and consumer loans. The year to date growth also reflects the MOB Acquisition.

Results of Operations (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
GAAP Results	2020	2020	2019	2020	2019
(Loss) income from continuing operations available to common shareholders	$82.9	$(97.6)	$142.8	$(642.8)	$389.4
Income (loss) from discontinued operations, net of taxes	-	-	-	-	0.5
Net (Loss) income available to common shareholders	$82.9	$(97.6)	$142.8	$(642.8)	$389.9
Diluted (loss) income per common share
(Loss) income from continuing operations available to common shareholders	$0.84	$(0.99)	$1.50	$(6.54)	$3.99
Income (loss) from discontinued operations, net of taxes	-	-	-	-	0.01
Diluted (loss) income per common share available to common shareholders	$0.84	$(0.99)	$1.50	$(6.54)	$4.00
Average number of common shares - diluted (thousands)	98,556	98,438	95,018	98,350	97,517

Non-GAAP Results, excluding noteworthy items
(Loss) income from continuing operations available to common shareholders	$82.7	$(61.4)	$122.5	$(217.1)	$369.1
Income (loss) from discontinued operations, net of taxes	-	-	-	-	0.5
Net (Loss) income available to common shareholders	$82.7	$(61.4)	$122.5	$(217.1)	$369.6
Diluted (loss) income per common share
(Loss) income from continuing operations available to common shareholders	$0.84	$(0.62)	$1.29	$(2.21)	$3.78
Income (loss) from discontinued operations, net of taxes	-	-	-	-	0.01
Diluted (loss) income per common share available to common shareholders	$0.84	$(0.62)	$1.29	$(2.21)	$3.79

Third quarter income to common shareholders was $83 million or $0.84 per diluted common share. Excluding noteworthy items that were related to the integration of MOB and a reversal of compensation expense related to the Company’s stock-based compensation, third quarter income to common shareholders was essentially unchanged from reported amounts as the noteworthy items offset each other.

Loss to common shareholders for the nine months ended September 30, 2020 included a goodwill impairment charge and other impacts from noteworthy items. Excluding noteworthy items, the loss to common shareholders1, primarily reflected the high provision for credit losses, including the build-up of the ACL related to the forecasted macroeconomic environment and adoption of CECL.

Current year NFR2 benefited from the addition of MOB but has been adversely impacted by the macroeconomic environment and Federal Reserve rate reductions of 150 bps in March 2020. Although the reduction in interest rates benefited our deposit costs, this was more than offset by the impact on our floating rate loan portfolio, as well as on our interest-bearing cash and investment securities. NFR was down compared to the year-ago quarter and up from the prior quarter. Average outstanding deposit costs decreased compared to the prior quarter, and from the year-ago quarter, including a benefit from the addition of lower-cost MOB deposits. Net operating lease revenue, a component of NFR, was down from the year-ago quarter on lower rail car utilization, continued lease rates compression, as well as higher maintenance costs, partially offset by an increase in average operating leases. Net operating lease revenue was up compared to the prior quarter on lower maintenance costs and an increase in average operating leases, partially offset by the impact of lower utilization and continued pressure on lease rates. See Net Finance Revenue section for more details.

Other non-interest income was up from the year-ago and prior quarters, on higher gains on asset sales, BOLI income and the benefit from the addition of MOB, which drove higher fee income from the addition of our CAB business. Factoring commissions were up compared to the prior quarter, but below the year-ago level. See Non-Interest Income section for more details.

Operating expenses in the current quarter were down compared to the year-ago and prior quarters. Operating expenses excluding noteworthy items and intangible asset amortization, were up compared to the year-ago quarter driven by the MOB Acquisition, and down from the prior quarter on lower employee costs reflecting prior quarter restructuring actions and other items. See Non-interest expense section for further details. Noteworthy items for 2020 are discussed below. In aggregate, noteworthy items essentially offset each other in the current quarter. The year-ago quarter included two noteworthy items, a building impairment charge and a restructuring charge.

The deterioration of the macroeconomic environment as a result of the COVID-19 pandemic and the related effects on CIT’s results of operations and decrease in our stock price triggered a goodwill impairment assessment in the first quarter, which resulted in a pre-tax impairment charge of $345 million. See Note 18 – Goodwill and Intangible Assets in Item 1 and Non-Interest Expense section for more details.

On a per diluted common share basis, the results compared to the year-ago quarter also reflect an increase in the average number of diluted common shares outstanding due to the issuance of approximately 3.1 million common shares for the MOB Acquisition.

Financial results for the 2020 third quarter included the following noteworthy items:

•	$9 million (after tax) ($0.09 per diluted common share) in merger and integration costs related to the MOB Acquisition.
•

$9 million (after tax) ($0.09 per diluted common share) reversal of compensation expense due to a decrease in the probability of achievement of certain performance conditions related to the Company’s stock-based compensation.

Financial results for the 2020 second quarter included the following noteworthy items:

•	$24 million (after-tax) ($0.24 per diluted common share) restructuring charge, primarily related to compensation and benefits expenses and contract terminations.
•	$13 million (after tax) ($0.13 per diluted common share) in merger and integration costs related to the MOB Acquisition.

Financial results for the 2020 first quarter included the following noteworthy items:

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

The following table reflects the impact of noteworthy items on our GAAP results for the quarter and nine months ended September 30, 2020. See Non-GAAP Financial Measurements section.

Noteworthy Adjustments (dollars in millions, except diluted per share amounts)

	Net Income (Loss) Available to Common Shareholders
	Quarter Ended September 30, 2020		Nine Months Ended September 30, 2020
		Per Share		Per Share
GAAP Results	$82.9	$0.84	$(642.8)	$(6.54)
Goodwill impairment	-	-	339.0	3.45
MOB day 1 provision for credit losses	-	-	36.7	0.37
Restructuring charges	-	-	23.6	0.24
MOB merger and integration costs	8.8	0.09	35.4	0.36
Performance Stock Units expense reversal	(9.0)	(0.09)	(9.0)	(0.09)
Non-GAAP Results (certain EPS balances may not sum due to rounding)	$82.7	$0.84	$(217.1)	$(2.21)

COVID-19 PANDEMIC RESPONSE

Since December 2019, the outbreak of COVID-19 has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally resulting in an economic slowdown and a significant increase in unemployment. Global equity and credit markets have experienced significant volatility and weakness. Governments and central banks have responded with significant monetary and fiscal policy measures designed to stabilize economic conditions and the functioning of the global financial markets. While the third quarter included loosening of government-imposed lockdowns in varying degrees in the US, and worldwide, the duration and impact of the COVID-19 pandemic is still evolving, as are the government and central bank interventions. In addition, some local governments in the US have or may reimpose stricter stay-at-home orders or other lockdown measures in response to resurging cases of COVID-19 in affected areas, following earlier lifting of social distancing restrictions.

CIT reacted quickly to these changes reflecting the commitment and flexibility of our workforce, and the efficacy of our comprehensive business continuity plan. We continue to execute our business continuity plan and will continue to monitor and adapt our plans to meet this evolving situation.

The vast majority of employees continued to successfully work remotely throughout the quarter, leveraging the significant hardware and software upgrades that we have made over the last few years. We continued reduced density and social distancing protocols for employees in branches and lockbox operations.

We have worked to keep our branches accessible throughout this event, with modified service hours. We have taken various measures to maintain a clean and sanitized environment in our branches and adhere to recommended social distancing by limiting the number of customers in the branches.

To assist the communities we serve, we have committed $1 million to COVID-19 relief efforts, approximately half of which was to support small business relief efforts.

For our employees, we have provided enhanced benefits for COVID-19 testing and care as part of our health plans. We implemented a supplemental pay plan, through July 31, 2020, for employees who were unable to work remotely in service to our customers. Although we continue to work remotely, our Company has remained connected with employees through frequent communications and engagement routines, such as virtual Town Halls.

Supporting our Customers

The well-being of our customers continues to be a top priority, and we continue to provide customer support throughout the pandemic. Specific relief measures for our commercial and consumer customers are detailed below.

Relief Measures for Our Commercial Customers

CIT continues to engage proactively with our commercial clients to understand the possible financial impact the COVID-19 pandemic is having on their businesses and to provide our expertise. The following key relief measures have been implemented and offered to our commercial customers:

•

Qualifying commercial customers impacted by COVID-19 were generally offered up to 90 days of deferred payments. Based on the facts and circumstances of the borrower, deferrals could include both principal and interest, interest only, or principal only. On a case by case basis, where requested, borrowers may be offered an additional deferral of up to 90 days. After the deferral period, amounts deferred must be repaid based on modified terms, including adding the unpaid amounts to the end of the contract term, spread throughout the remaining term, or other arrangements made on a case by case basis.

•	In addition, certain commercial customers were offered covenant relief based on the facts and circumstances of the borrower.

Refer to the table below for a summary of the key data points related to the COVID-19 loan modifications.

Included within Title I of the CARES Act, as amended, was a provision for SBA funding of small business loans through the Paycheck Protection Program (“PPP”) for small businesses to keep their employees paid during the COVID-19 pandemic, with applications accepted through August 8, 2020. PPP loans are guaranteed by the SBA and forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1% and a contractual term of two to five years under the Flexibility Act, if not forgiven, in whole or in part. The Flexibility Act also extended the payment deferral period from six months to ten months. The SBA pays the originating bank (CIT) a processing fee ranging from 1% to 5%, based on the size of the loan, which will be recognized over the contractual term of the loan. CIT Bank is a participating PPP lender. CIT had funded approximately $286 million of PPP loans (net of returns) with primarily a two-year contractual term, for approximately 840 borrowers, all of which remain outstanding at September 30, 2020.

CIT Bank also participates in the Federal Reserve Bank’s Main Street Lending Program (“Main Street” or “Program”) but has not funded any loans under the Program as of September 30, 2020. The Program is designed to support small- and medium-sized businesses affected by the COVID-19 pandemic across the United States during the current period of financial strain by providing credit to such businesses in order to assist them to maintain their payroll and day-to-day operations. To implement the Program, the Federal Reserve Bank of Boston set up a special purpose vehicle (“SPV”) to purchase participations in loans originated by eligible lenders such as CIT Bank. The lender will maintain a 5% stake in loans issued under the Program and sell 95% participations to the SPV.

Relief Measures for Our Depositors and Consumer Customers

We have taken all reasonable steps to continue to provide our customers access to their accounts. All of our branches have remained open with modified hours and enhanced safety protocols.  In addition, impacted mortgage customers have been encouraged to reach out for relief. The following key relief measures have been implemented and offered to our consumer customers:

•	We are assisting customers with accessing needed funds by waiving fees for ATMs, overdrafts or early withdrawal of CDs for customers that are affected by COVID-19.
•	For single family homeowners, in March 2020, CIT suspended residential property foreclosures and evictions until at least through December 31, 2020, or as federal or state guidance or law requires.
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

•

Homeowners with loans backed by two government-sponsored companies, Fannie Mae and Freddie Mac, also will be granted foreclosure relief, according to the Federal Housing Finance Agency, which regulates the companies. Deferment allows mortgage payments to be suspended for up to 12 months because of economic hardship that was caused by the coronavirus outbreak.

Refer to the table below for a summary of the key data points related to the COVID-19 loan modifications.

COVID-19 Borrower Relief Arrangements

Loan modifications related to COVID-19 totaled $1,313 million at September 30, 2020, including deferments of $984 million and other modifications, such as covenant relief, of $329 million compared to $2,740 million, $2,490 million and $250 million, respectively, at June 30, 2020. The following table provides a summary of loan deferments approved for COVID-19 impacted borrowers, with approximate balances as of September 30, 2020 and June 30, 2020. In addition, the balance and number of accounts for new initial deferments granted during the third quarter and which borrowers have extended for a second deferment period are presented.

COVID-19 Loan Deferments (dollars in millions)

	September 30, 2020(1)				June 30, 2020
	Total Deferments				Total Deferments
	($)	% of Total Balance(5)	# Contracts	% of Total Contracts(6)	($)	% of Total Balance(5)	# Contracts	% of Total Contracts(6)
Commercial Banking
Commercial Finance(2)	$307	2%	33	0%	$780	5%	160	3%
Business Capital	110	2%	2,224	1%	550	11%	10,360	5%
Real Estate Finance	253	3%	19	1%	350	5%	25	1%
Total Commercial Banking	670	2%	2,276	1%	1,680	6%	10,545	4%
Consumer Banking
Consumer and Community Banking(3)	154	2%	218	2%	450	7%	570	4%
Legacy Consumer Mortgages	160	9%	607	6%	360	18%	1,250	12%
Total Consumer Banking	314	4%	825	4%	810	9%	1,820	8%
Total CIT	$984	3%	3,101	1%	$2,490	7%	12,365	4%

	New Initial Deferments(4) in Q3		Extended(7)
	($)	# Contracts	($)	# Contracts
Commercial Banking
Commercial Finance(2)	$45	2	$74	12
Business Capital	26	626	71	1,399
Real Estate Finance	21	6	4	2
Total Commercial Banking	92	634	149	1,413
Consumer Banking
Consumer and Community Banking(3)	40	65	92	131
Legacy Consumer Mortgages	18	144	117	383
Total Consumer Banking	58	209	209	514
Total CIT	$150	843	$358	1,927
(1)	Excludes $133 million and $39 million of Commercial Banking and Consumer Banking loans, respectively, with COVID-19 related deferments that fully paid off prior to September 30, 2020.
(2)	Total Commercial Finance excluding Commercial Services. Refer below for details regarding Commercial Services arrangements.
(3)	Includes $49 million of Small Business Administration (SBA) loans that were deferred related to approximately 27 contracts.
(4)	Initial deferments represent new accounts that entered a deferment period during the third quarter.
(5)	Calculated as the carrying value of loans with deferment arrangements as a percentage of the total loan balance for that respective division or business unit.
(6)	Calculated as the number of impacted contracts as a percentage of the total number of contracts for that respective division or business unit.
(7)	The balances reflect customers that were impacted by COVID-19 and were granted a deferment. That deferment period passed and further deferment relief was granted.

In addition, as of September 30, 2020, approximately $2.7 million of factored invoices related to our Commercial Services business have extended their terms by 30 to 90 days, down from $250 million in the previous quarter.

The table below presents the delinquency status of all loans that have exited their COVID-19 deferment period, regardless of accrual / non-accrual classification, and of the total, the amount on non-accrual status.

COVID-19 Loans Deferments Delinquency Status (dollars in millions)

	Loan Deferments Exited(1)
	30-59	60-89	90 or more	Total Past Due	Current	Total	Non-Accrual
Commercial Banking
Commercial Finance	$39	$23	$50	$112	$351	$463	$104
Business Capital	8	6	1	15	496	511	12
Real Estate Finance	-	-	-	-	150	150	1
Total Commercial Banking	47	29	51	127	997	1,124	117
Consumer Banking
Consumer and Community Banking	15	8	4	27	273	300	7
Legacy Consumer Mortgages	31	5	21	57	147	204	32
Total Consumer Banking	46	13	25	84	420	504	39
Total CIT	$93	$42	$76	$211	$1,417	$1,628	$156
(1)	The balances reflect the status of customers that were granted COVID-19 related deferments and the deferment period has ended with no extension granted.

The total past due loans with COVID-19 deferments that have exited deferment status of approximately $210 million represents 25% of the Company's total past due loans and 0.6% of total loans.

As discussed in Note 1 – Business and Summary of Significant accounting Policies, loans with deferments granted in response to the COVID-19 pandemic will generally continue to accrue interest during the deferral period, with a reserve established for amounts deemed potentially uncollectible. Rentals on operating leases will continue to accrue until such time that it is determined that collection of the rental payments is no longer probable. As of September 30, 2020, the accrued and unpaid interest within other assets related to loans that have or had COVID-19 related deferments (i.e. active deferment or exited) were approximately $10 million and amounts charged off through the provision for credit losses during the quarter were not significant. Accrued rentals on operating leases related to accounts with COVID-19 related modifications were approximately $5 million at September 30, 2020.

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

Our capital ratios at September 30, 2020 were 9.9% Common Equity Tier 1 (“CET1”), 10.9% Tier 1 capital and 13.1% total capital and at December 31, 2019 were 12.0% CET1, 13.2% Tier 1 capital and 15.4% total capital. On January 1, 2020 we issued $141 million in common equity as part of the consideration for the MOB Acquisition, resulting in pro forma CET1 ratio of 10.0% and total capital ratio of 13.0%, after accounting for a fully transitioned CECL impact and the acquisition of MOB. The following table summarizes the CET1 Capital Ratio rollforward from December 31, 2019 to September 30, 2020, reflecting the CECL adoption, the MOB Acquisition, the first quarter CECL COVID-19 impact, the quarterly activity and the Revised CECL Transition Rule.

CET1 Capital and Risk-Weighted Asset (“RWA”) Rollforward (dollars in millions)

Common Equity Tier 1	CET1 Capital	RWA	Ratio(1)
Balance at December 31, 2019	$ 5,444.4	$ 45,262.0	12.0%
CECL adoption, before MOB Acquisition	(82.4)	28.5	-0.2%
Balance at January 1, 2020	5,362.0	45,290.5	11.8%
MOB Acquisition	(116.3)	6,847.1	-1.8%
Post MOB Acquisition CET1 at January 1, 2020	5,245.7	52,137.6	10.0%
First quarter CECL COVID-19 impact(2)	(347.0)	(423.6)	-0.7%
All other first quarter activity	71.0	1,042.5	0.1%
Balance at March 31, 2020, before new 5-year transition	4,969.7	52,756.5	9.4%
New 5-Year Transition Benefit - both Day 1 and 25% of increase in AACL(3)	188.4	216.5	0.3%
Balance at March 31, 2020	5,158.1	52,973.0	9.7%
Second quarter activity, including impact of COVID-19	(112.7)	(2,248.7)	0.3%
5-Year Transition Benefit true-up(3)	6.0	6.0	0.0%
Balance at June 30, 2020	5,051.4	50,730.3	10.0%
Third quarter activity, including impact of COVID-19	59.3	1,159.7	-0.1%
5-Year Transition Benefit true-up(3)	9.5	9.5	0.0%
Balance at September 30, 2020	$ 5,120.2	$ 51,899.5	9.9%
(1)	Ratios are rounded based on underlying amounts.
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

On January 1, 2020, CIT implemented CECL and completed the MOB Acquisition, both of which impacted CIT’s capital ratios. CIT has elected the 5-year transition option under the Revised CECL Transition Rule which delays the CECL day one impact and part of the COVID-19 reserve impact to CET1 capital of $203.9 million for two years and then it will phase-in over a three-year period (see changes to CECL transition below).

The acquisition of MOB resulted in an increase in RWA totaling approximately $6.8 billion, as well as provision for credit losses of $45 million related to the non-PCD portion of the ACL. The MOB Acquisition also impacted regulatory capital due to the additional goodwill ($121.6 million recorded initially) and intangible assets ($102.6 million) and the common stock issuance of $141.2 million.

In March 2020, the OCC, FRB and FDIC collectively issued the Revised CECL Transition Rule for regulatory capital, which provides for the option to delay for two years the impact of CECL’s effect on regulatory capital, followed by a three-year transition period. During the first two years of the transition period, CIT will delay the day one impact of CECL to retained earnings ($82.4 million), plus a scaling factor of 25 percent of the quarterly change in the Adjusted Allowance for Credit Losses (“AACL”) from initial CECL implementation to the end of the quarter, excluding the impact of the initial non-PCD charge related to MOB, equal to $424 million times 25 percent ($106 million) for the first quarter and an incremental $62 million times 25% ($15.6 million) for the third quarter. After the initial two-year delay period, there will be a three-year phase in period starting January 1, 2022. These changes are only applicable to regulatory capital, which resulted in an increase to CET1 capital of $203.9 million, $194.4 million and $188.4 million as of September 30, 2020, June 30, 2020 and March 31, 2020, respectively. There was no impact to the balance sheet or the income statement.

CIT’s CET1 ratio at September 30, 2020 and June 30, 2020 was 9.9% and 10.0% respectively. CET1 capital at September 30, 2020 was $5.1 billion, up $69 million from June 30, 2020 and down $324 million relative to December 31, 2019. The reduction in capital was primarily driven by the provision for credit losses, partially offset by the Revised CECL Transition Rule benefit. Compared to December 31, 2019, the provision for credit losses drove an increase in CIT’s ACL for loans and allowance for off-balance sheet credit exposures to a combined $1.3 billion. See Critical Accounting Estimates for additional information on the development of our ACL and related sensitivity analysis.

CIT’s RWAs following the CECL implementation and the MOB Acquisition were $52 billion and increased approximately $1 billion during the first quarter mainly due to an increase in loans which included funding of some off-balance sheet commitments, increased derivatives mark to market and other factors. As of June 30, RWAs decreased $2.2 billion from the prior quarter, primarily driven by a decline in loans and a shift to assets with lower risk weightings, including cash and PPP loans. The increase of $1.1 billion in the third quarter primarily was driven by higher off-balance sheet factoring receivables.

See Critical Accounting Estimates - CECL section for further information on CECL adoption and Capital section for further information on our current capital ratios and RWA.

Credit

The adoption of the CECL standard requires the estimation of credit losses over the full remaining expected life of the portfolio, whereas the incurred loss model under previous U.S. GAAP resulted in an estimation of credit losses over a shorter loss emergence period. The CECL standard introduces economic forecasting into the allowance setting process, which makes it more sensitive to external factors than the prior standard. The macroeconomic impact of the global pandemic significantly increased our year to date provision for credit losses, which totaled $800.8 million, compared to the year ago period provision of $88.2 million. The ACL at September 30, 2020 was $1.2 billion, compared to $482.6 million at December 31, 2019.

See Credit Metrics for further detail surrounding COVID-19 impacts on the provision for credit losses and rollforward of the ACL from December 31, 2019 through September 30, 2020, and other key metrics. See also Critical Accounting Estimates for the key assumptions that drove the CECL adjustments in the first quarter of adoption, and in the current quarter.

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

See Note 1 – Business and Summary of Significant Accounting Policies for details.

As noted above, CIT is providing relief to certain qualifying commercial and consumer borrowers impacted by COVID-19 and who contact us. For consumer customers, CIT is also closely monitoring and following the directives from the Government and agencies.

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

DISCONTINUED OPERATIONS

There were no discontinued operations at September 30, 2020 and December 31, 2019. Discontinued operations during 2019 are discussed in Note 2 — Acquisition and Discontinued Operations.

RESULTS FROM CONTINUING OPERATIONS

The discussions and data presented throughout the following sections reflect CIT balances on a continuing operations basis.

NET FINANCE REVENUE

Net interest revenue reflects our interest income less interest expense and is included as a line item on the Condensed Consolidated Statements of Income. Net interest revenue was $257.8 million for the quarter ended September 30, 2020, down from $259.5 million in the year-ago quarter and $244.4 million in the prior quarter. Net interest revenue was $790.1 million and $813.2 million for the nine months ended September 30, 2020 and 2019, respectively.

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

Our NFR was negatively impacted by events directly and indirectly associated with the COVID-19 pandemic, including the 150 bps decrease in the Federal Funds rate in March 2020, elevated levels of cash relative to the typical balances we maintain, the impact on the level of loans and leases from a slow-down in business activity, and the decline in Rail utilization and rental rates, brought on by oversupply of railcars and a slowdown in economic activity. Partially offsetting these items was higher loans and leases, driven by the MOB Acquisition, and a lower cost of funds from the continued reduction of offered deposit rates.

The consolidated financial statements include the effects of PAA accretion. Accretion and amortization of certain purchase accounting adjustments primarily impact interest income and interest expense and are summarized in a table in this section.

The following table presents the average balance sheet and related rates, along with NFR and NFM.

Average Balances and Rates(1) (dollars in millions)

	Quarters Ended
	September 30, 2020			June 30, 2020			September 30, 2019
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-bearing cash	$7,652.1	$2.1	0.11%	$7,110.7	$1.8	0.10%	$1,378.2	$7.8	2.26%
Investment securities and securities purchased under agreements to resell	5,989.9	25.4	1.70%	5,766.4	27.9	1.94%	7,733.3	48.8	2.52%
Loans (including held for sale)(2)(3)	36,301.6	395.8	4.36%	37,109.8	417.2	4.50%	30,071.2	446.8	5.94%
Total interest earning assets(2)(3)	49,943.6	423.3	3.39%	49,986.9	446.9	3.58%	39,182.7	503.4	5.14%
Operating lease equipment, net (including held for sale)(4)	7,824.4	70.2	3.59%	7,602.1	63.7	3.35%	7,062.1	93.8	5.31%
Average earning assets(2)(5)	57,768.0	493.5	3.42%	57,589.0	510.6	3.55%	46,244.8	597.2	5.17%
Non-interest earning assets
Cash and due from banks	175.9			185.8			125.6
Allowance for credit losses	(1,196.1)			(1,102.4)			(484.7)
All other non-interest bearing assets	3,685.8			3,577.2			3,316.0
Assets of discontinued operations	-			-			25.5
Total assets	$60,433.6			$60,249.6			$49,227.2

Interest-bearing deposits and borrowings
Deposits	$42,320.5	$103.2	0.98%	$41,857.7	$138.3	1.32%	$33,577.6	$173.8	2.07%
Borrowings	7,557.5	62.3	3.30%	7,958.4	64.2	3.23%	6,364.0	70.1	4.41%
Total interest-bearing liabilities	49,878.0	165.5	1.33%	49,816.1	202.5	1.63%	39,941.6	243.9	2.44%
Non-interest bearing deposits	3,073.4			3,019.6			1,533.2
Other non-interest bearing liabilities	1,734.2			1,597.7			1,692.1
Liabilities of discontinued operations	-			-			104.9
Stockholders' equity	5,748.0			5,816.2			5,955.4
Total liabilities and stockholders' equity	$60,433.6			$60,249.6			$49,227.2
Net revenue spread			2.09%			1.92%			2.73%
Impact of non-interest bearing sources			0.18%			0.22%			0.33%
NFR ($) / NFM (%)(2)(5)		$328.0	2.27%		$308.1	2.14%		$353.3	3.06%

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

	Nine Months Ended
	September 30, 2020			September 30, 2019
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-bearing cash	$5,534.4	$9.5	0.23%	$1,786.3	$30.6	2.28%
Investment securities and securities purchased under agreements to resell	6,569.3	93.7	1.90%	7,678.9	149.7	2.60%
Loans (including held for sale)(2)(3)	36,633.8	1,280.6	4.66%	29,694.8	1,352.6	6.07%
Interest earning assets	48,737.5	1,383.8	3.79%	39,160.0	1,532.9	5.22%
Operating lease equipment, net (including held for sale)(4)	7,615.0	211.8	3.71%	7,025.1	270.2	5.13%
Indemnification assets	-	-	0.00%	2.5	2.5	NM
Average earning assets(2)(5)	56,352.5	1,595.6	3.78%	46,187.6	1,805.6	5.21%
Non-interest earning assets
Cash and due from banks	196.5			134.7
Allowance for credit losses	(1,021.4)			(488.4)
All other non-interest bearing assets	3,605.3			3,072.4
Assets of discontinued operations	-			145.2
Total assets	$59,132.9			$49,051.5

Interest-bearing deposits and borrowings
Deposits	$41,079.0	$398.1	1.29%	$32,987.5	$501.5	2.03%
Borrowings	7,489.4	195.6	3.48%	6,739.7	220.7	4.37%
Total interest-bearing liabilities	48,568.4	593.7	1.63%	39,727.2	722.2	2.42%
Non-interest bearing deposits	2,917.5			1,588.7
Other non-interest bearing liabilities	1,644.1			1,577.8
Liabilities of discontinued operation(5)	-			217.1
Stockholders' equity	6,002.9			5,940.7
Total liabilities and stockholders' equity	$59,132.9			$49,051.5
Net revenue spread			2.15%			2.80%
Impact of non-interest bearing sources			0.22%			0.33%
NFR ($) / NFM (%)(2)(5)		$1,001.9	2.37%		$1,083.4	3.13%

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

Average Balances and Rates(1) (dollars in millions)

	September 2020 Over June 2020 Comparison			September 2020 Over September 2019 Comparison
	Increase (Decrease) Due To Change In:			Increase (Decrease) Due To Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-bearing cash	$0.1	$0.2	$0.3	$7.5	$(13.2)	$(5.7)
Investment securities and securities purchased under agreement to resell	1.1	(3.6)	(2.5)	(9.7)	(13.7)	(23.4)
Loans and loans held for sale(2)(3)	(8.6)	(12.8)	(21.4)	81.6	(132.6)	(51.0)
Operating lease equipment, net (including held for sale)(4)	1.9	4.6	6.5	9.2	(32.8)	(23.6)
AEA(2)	$(5.5)	$(11.6)	$(17.1)	$88.6	$(192.3)	$(103.7)

Interest-bearing deposits	$0.9	$(36.0)	$(35.1)	$36.8	$(107.4)	$(70.6)
Borrowings(4)	(3.3)	1.4	(1.9)	11.8	(19.6)	(7.8)
Total interest-bearing liabilities	$(2.4)	$(34.6)	$(37.0)	$48.6	$(127.0)	$(78.4)
(1)	Average balances are based on daily balances. Tax exempt income was not significant in any of the periods presented. Average rates are impacted by PAA accretion.
(2)	The balance and rate presented is calculated net of average credit balances for factoring clients.
(3)	Non-accrual loans and related income are included in the respective categories.
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

NFR was $328.0 million for the quarter ended September 30, 2020, down from $353.3 million in the year-ago quarter and up from $308.1 million in the prior quarter. For the nine months ended September 30, 2020 and September 30, 2019, NFR was $1,001.9 million and $1,083.4 million, respectively.

Compared to the year-ago quarter, the decline in interest income reflected the lower interest rate environment, which decreased interest earned on our floating rate loan portfolio and cash and investments portfolio, along with a mix shift into interest earning cash. Partially offsetting the lower rate impact, we increased average loans and leases 19% from the year-ago quarter driven by the MOB Acquisition (core average loans and leases, excluding MOB4, were up 4%). Net operating lease revenue is down, driven by lower utilization rates, continued lease rate compression on new assignments and renewals, as well as higher maintenance costs in Rail, partially offset by an increase in average operating leases. See the end of this section for more details on our operating lease portfolio. Partially offsetting lower interest income was the lower cost of funds, driven by lower rates in all deposit channels, including lower cost HOA deposits, a low-cost deposit channel we are benefiting from due to the MOB Acquisition, and commercial deposits. Similar trends impacted the year to date comparisons, and the current year interest income included MOB. See Note 2 – Acquisition and Discontinued Operations in Item 1 for information on the MOB Acquisition.

Compared to the prior quarter, NFR was up, reflecting lower interest expense from lower deposit rates, especially the online and branch channels, and higher net operating lease income in Rail, primarily due to lower maintenance costs. Partially offsetting these was lower interest income from lower quarterly average rates on the floating rate loans and lower average loans.

NFM was 2.27% for the quarter ended September 30, 2020, down from 3.06% in the year-ago quarter and up from 2.14% in the prior quarter.

NFM declined from the year-ago quarter, reflecting lower yields on loans, cash and investment securities from lower market rates. Operating lease yields were down, driven by lease railcar rates that re-priced down and lower railcar utilization in Rail. Lower yields on interest-bearing cash and on investment securities were driven by lower market rates. Partially offsetting these declines was lower weighted average deposit and borrowing rates. Deposits and borrowing rates were down, as discussed further below.

The increase in NFM compared to the prior quarter was driven by lower weighted average deposit costs, which also includes a higher mix of lower cost HOA and commercial deposits and higher net operating lease yields in Rail, partially offset by lower yields on loans and investments from lower average quarterly market rates. Lower deposit costs improved our margin as CDs repriced lower and we reduced our non-maturity deposit rates across our deposit channels. We also grew lower cost HOA and commercial deposits, further contributing to the lower deposit costs. Net yields in our Rail portfolio increased from lower maintenance costs, partially offset by a decline in average lease rates.

AEA was up compared to the year-ago and prior quarters. The growth from the year-ago quarter reflects the MOB Acquisition in the first quarter, along with growth in loans and leases and interest-bearing cash. Average loans and leases make up the substantial portion of AEA. Average loans and leases were up 19% from the year-ago quarter, primarily driven by the MOB Acquisition. Average core loans and leases excluding MOB, were up 4% from the year-ago quarter. Compared to the year-ago quarter, AEA grew in each of the divisions of Commercial Banking, and in Consumer and Community Banking. Despite the impact from the global pandemic, average loans and leases decreased modestly by 1% from the prior quarter, primarily due to a decline in client receivables within our factoring business and higher prepayments in commercial portfolios and consumer loans.

The composition of our average funding mix is presented below.

Average Funding Mix

	Quarters Ended
	September 30,	June 30,	September 30,
	2020	2020	2019
Deposits	86%	85%	85%
Unsecured borrowings	9%	8%	9%

Secured Borrowings:
FHLB advances	5%	6%	5%
Structured financings	0%	1%	1%

These proportions will fluctuate in the future depending upon our funding activities.

[4]

Core average loans and leases, excluding MOB is a non-GAAP measure that excludes loans and leases from certain portfolios, including LCM, NSP and MOB for core average loans and leases. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information.

The following table details further the rates of interest-bearing liabilities.

Interest-Bearing Deposits and Borrowings — Average Balances and Rates for the Quarters Ended (dollars in millions)

	September 30, 2020			June 30, 2020			September 30, 2019
	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)
Total interest-bearing deposits
Time deposits	$11,850.9	$53.0	1.79%	$12,551.0	$59.7	1.90%	$12,463.2	$73.1	2.35%
Interest-bearing checking	3,282.6	2.9	0.35%	3,163.3	3.0	0.38%	1,246.0	2.0	0.64%
Savings and money market	27,187.0	47.3	0.70%	26,143.4	75.6	1.16%	19,868.4	98.7	1.99%
Total interest-bearing deposits	42,320.5	103.2	0.98%	41,857.7	138.3	1.32%	33,577.6	173.8	2.07%
Borrowings
Senior unsecured	$4,237.5	$48.7	4.60%	$3,971.8	$46.1	4.64%	$3,445.7	$43.4	5.04%
Subordinated unsecured	494.7	7.3	5.90%	494.5	7.4	5.99%	395.6	6.3	6.37%
FHLB advances	2,809.8	4.1	0.58%	3,038.0	6.6	0.87%	1,907.6	11.7	2.45%
Other secured and structured borrowings	15.5	0.1	2.58%	448.8	2.5	2.23%	615.1	6.4	4.16%
Other credit facilities(1)	-	2.1	-	-	1.6	-	-	2.3	-
Securities sold under agreement to repurchase	-	-	-	5.3	-	-	-	-	-
Total borrowings	7,557.5	62.3	3.30%	7,958.4	64.2	3.23%	6,364.0	70.1	4.41%
Total interest-bearing liabilities	$49,878.0	$165.5	1.33%	$49,816.1	$202.5	1.63%	$39,941.6	$243.9	2.44%
(1)	Amounts include interest expense related to facility fees and amortization of deferred costs on unused portions of credit facilities.

The following table reflects our total deposit base, interest bearing and non-interest-bearing deposits, and related rate:

Total Deposits — Average Balances and Rates for the Quarters Ended (dollars in millions)

	September 30, 2020			June 30, 2020			September 30, 2019
	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)	Average Balance	Interest Expense	Annualized Rate (%)
Interest-bearing deposits	$42,320.5	$103.2	0.98%	$41,857.7	$138.3	1.32%	$33,577.6	$173.8	2.07%
Non-interest bearing deposits	3,073.4	-	-	3,019.6	-	-	1,533.2	-	-
Total deposits	$45,393.9	$103.2	0.91%	$44,877.3	$138.3	1.23%	$35,110.8	$173.8	1.98%

We remain focused on optimizing the mix of our deposits. Compared to the year-ago quarter, the increase in average deposits reflects HOA, commercial and retail deposits acquired in the MOB Acquisition. The increase in average deposits from the year-ago also reflects strong growth in our online channel, in addition to subsequent growth in HOA deposits and commercial deposits. The weighted average rate on average outstanding deposits decreased 107 bps from 1.98% in the year-ago quarter, primarily from the addition of an average balance of $5.6 billion in HOA deposits with an average cost of 49 bps, along with lower rates in all other deposit channels.

The weighted average rate on average outstanding deposits decreased 32 bps to 0.91% from 1.23% in the prior quarter primarily due to lower rates in the online and branch deposit channels, as well as growth in our lower cost commercial and HOA deposit channels. Lower rates in the online and branch channels were driven by the reduction in savings rates and money market deposit rates as well as from the run-off of higher cost time deposits.

See Funding and Liquidity section for tables that reflect period end deposits by type and by channel.

Interest expense on borrowings decreased compared to the year-ago and prior quarters, driven by lower interest on FHLB advances, reflecting lower rates, and the repayment of the secured facility. The securities sold under agreement to repurchase were acquired as part of the MOB Acquisition and were fully repaid by the end of the second quarter. The weighted average maturity profile of the combined unsecured senior and subordinated notes is 3.5 years at September 30, 2020, compared to 4.3 years at December 31, 2019.

Deposits and borrowings are also discussed in Funding and Liquidity.

The following table depicts selected earning asset yields and margin-related data for our segments and divisions within the segments.

Segment Average Yield and Other Data (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Commercial Banking
Average Earning Assets (AEA)
Commercial Finance	$15,709.9	$16,224.7	$13,468.7	$15,847.5	$13,176.5
Business Capital	5,236.0	5,316.3	5,231.1	5,290.1	5,141.5
Rail	7,194.8	7,058.9	6,557.3	7,040.9	6,553.4
Real Estate Finance	7,728.4	7,652.0	5,351.1	7,664.1	5,368.4
Total	$35,869.1	$36,251.9	$30,608.2	$35,842.6	$30,239.8

Net Finance Revenue
Commercial Finance	$121.5	$117.5	$105.7	$369.9	$313.1
Business Capital	71.4	68.0	70.3	210.2	207.3
Rail	25.1	17.7	48.2	73.5	131.5
Real Estate Finance	53.6	49.5	39.1	153.0	116.4
Total	$271.6	$252.7	$263.3	$806.6	$768.3

Gross Yield
Commercial Finance	4.14%	4.33%	6.06%	4.55%	6.20%
Business Capital	9.11%	8.95%	9.39%	9.09%	9.51%
Rail	8.68%	8.92%	10.47%	9.11%	10.58%
Real Estate Finance	3.62%	3.84%	5.36%	3.97%	5.54%
Total	5.67%	5.80%	7.45%	5.99%	7.59%

Net Finance Margin
Commercial Finance	3.10%	2.90%	3.14%	3.11%	3.17%
Business Capital	5.45%	5.12%	5.38%	5.30%	5.38%
Rail	1.39%	1.01%	2.94%	1.39%	2.68%
Real Estate Finance	2.78%	2.58%	2.93%	2.66%	2.89%
Total	3.03%	2.79%	3.44%	3.00%	3.39%

Consumer Banking
Average Earning Assets (AEA)
Consumer and Community Banking	$6,446.9	$6,592.7	$4,332.1	$6,516.3	$4,069.6
Legacy Consumer Mortgages	1,979.7	2,065.6	2,330.1	2,066.7	2,566.8
Total	$8,426.6	$8,658.3	$6,662.2	$8,583.0	$6,636.4

Net Finance Revenue
Consumer and Community Banking	$60.4	$53.4	$75.9	$189.8	$253.2
Legacy Consumer Mortgages	35.8	35.0	40.3	106.5	126.5
Total	$96.2	$88.4	$116.2	$296.3	$379.7

Gross Yield
Consumer and Community Banking	3.04%	3.18%	3.63%	3.25%	3.70%
Legacy Consumer Mortgages	8.32%	8.05%	8.78%	8.19%	8.67%
Total	4.28%	4.34%	5.43%	4.44%	5.62%

Net Finance Margin
Consumer and Community Banking	3.74%	3.24%	7.00%	3.88%	8.30%
Legacy Consumer Mortgages	7.25%	6.79%	6.91%	6.87%	6.57%
Total	4.57%	4.09%	6.97%	4.60%	7.63%

The increase in AEA in Commercial Banking compared to the year-ago quarter includes loans acquired from MOB of $4.4 billion with approximately $2.3 billion and $2.1 billion in the Commercial Finance and Real Estate Finance divisions, respectively, whereas the increase in Consumer Banking includes $1.9 billion in mortgage loans acquired from MOB, all reported in the Consumer and Community Banking division.

Gross yield (interest income plus rental income on operating leases as a percent of AEA) in Commercial Banking for the quarter ended September 30, 2020 was down from the year-ago and prior quarters. Gross yield in Commercial Finance was down from the year-ago and prior quarters, primarily driven by lower interest rates. NFM in this division reflects the benefits from the addition of the low-cost funding associated with the HOA deposits. Gross yield in Business Capital was down compared with the year-ago quarter and up from the prior quarter, reflecting changes in interest rates and asset mix. Gross yield in Rail was down from the year-ago and prior quarters, primarily reflecting lease rates that continued to re-price lower and lower utilization. Real Estate Finance gross yield was down from the year-ago and prior quarters, reflecting lower interest rates.

Consumer Banking gross yield for the quarter ended September 30, 2020 was down from the year-ago and prior quarters. Gross yield in the Consumer and Community Banking division was down from the year-ago and prior quarters, as yields on new business have contracted reflecting the lower market rate environment, partially offset by prepayment activity. Gross yield in LCM was down compared to the year-ago, primarily due to the AEA impact from the gross up of PCD loans upon adoption of CECL. The increase in gross yield in LCM from the prior quarter reflects higher prepayment activity resulting in accelerated PAA accretion income.

NFM in Consumer and Community Banking was higher than gross yields as this segment receives an interest benefit from the other segments for the value of excess deposits it generates. With the decline in interest rates, that interest benefit has declined, thereby, the difference between gross yields and NFM in 2020 is lower compared to the year-ago quarter. The NFM for LCM was up from the prior quarter and year-ago quarter due to prepayments accelerating purchase discount accretion into income and from lower costs to fund the assets driven by lower interest rates.

The following table displays PAA accretion by segment and division for both interest income and interest expense. The increase in the benefit from interest expense accretion from the year-ago quarter reflects the impact of the MOB Acquisition, which included a total of $14 million PAA for term deposits. As of September 30, 2020, the remaining accretable PAA on loans was $516 million, of which $41 million related to Commercial Banking and $475 million related to Consumer Banking. This compares to $500 million of remaining accretable PAA on loans as of December 31, 2019, of which $39 million related to Commercial Banking and $461 million related to Consumer Banking. The remaining accretable PAA in Consumer Banking is expected to run off at a rate consistent with the run-off of the underlying mortgages, which was about 20% over the prior year and approximately 15% excluding loan sales, and we are expecting accretion of the remaining Commercial Banking PAA to continue to trend lower. However, amounts may vary quarter to quarter due to fluctuations in prepayments and loan sales, which results in a loan's remaining accretable PAA being accelerated into interest income. (See footnote 1 to the following table).

PAA Accretion for the Quarters Ended (dollars in millions)

	September 30, 2020			June 30, 2020			September 30, 2019
	PAA Accretion Recognized in:			PAA Accretion Recognized in:			PAA Accretion Recognized in:
	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR
Commercial Banking
Commercial Finance	$1.2	$1.0	$2.2	$0.9	$1.9	$2.8	$1.1	$-	$1.1
Real Estate Finance	2.0	-	2.0	3.2	-	3.2	3.0	-	3.0
Total Commercial Banking	3.2	1.0	4.2	4.1	1.9	6.0	4.1	-	4.1
Consumer Banking
Consumer and Community Banking	(1.9)	1.3	(0.6)	(3.5)	2.0	(1.5)	1.7	0.2	1.9
Legacy Consumer Mortgages	18.8	-	18.8	16.8	-	16.8	19.3	-	19.3
Total Consumer Banking	16.9	1.3	18.2	13.3	2.0	15.3	21.0	0.2	21.2
Total CIT	$20.1	$2.3	$22.4	$17.4	$3.9	$21.3	$25.1	$0.2	$25.3
(1)

Includes accelerated recognition of PAA accretion due to prepayments, of approximately $13 million, $5 million, and $11 million for the quarters ended September 30, 2020 and 2019 and June 30, 2020, respectively.

(2)

Mostly reflects PAA accretion on deposits acquired in the MOB Acquisition. All of the PAA accretion recognized in interest expense for 2020 is associated with the PAA from the MOB Acquisition, while PAA accretion from 2019 is associated with the OneWest Bank acquisition.

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Data (dollars in millions)

	Quarters Ended
	September 30, 2020		June 30, 2020		September 30, 2019
Rental income on operating leases	$201.3	10.29%	$200.9	10.57%	$211.7	11.99%
Depreciation on operating lease equipment	82.5	4.22%	81.1	4.27%	76.0	4.30%
Maintenance and other operating lease expenses	48.6	2.48%	56.1	2.95%	41.9	2.37%
Net operating lease revenue	$70.2	3.59%	$63.7	3.35%	$93.8	5.31%
Average operating lease equipment, including amounts held for sale	$7,824.4		$7,602.1		$7,062.1

	Nine Months Ended
	September 30, 2020		September 30, 2019
Rental income on operating leases	$612.0	10.72%	$642.4	12.19%
Depreciation on operating lease equipment	241.9	4.24%	232.2	4.41%
Maintenance and other operating lease expenses	158.3	2.77%	140.0	2.66%
Net operating lease revenue	$211.8	3.71%	$270.2	5.13%
Average operating lease equipment, including amounts held for sale	$7,615.0		$7,025.1

Net operating lease revenue, which is a component of NFR, is driven principally by the performance of the Rail portfolio within the Commercial Banking segment. While our rail portfolio grew, net operating lease revenue in dollars and as a percent of average operating lease equipment for the quarter ended September 30, 2020 was down from the year-ago quarter, reflecting lease rates that continued to re-price lower on average across the portfolio and lower utilization and higher maintenance costs. The increase in net operating lease revenue from the prior quarter was mainly driven by a decline in maintenance costs.

While our fleet is diverse, many car types saw a reduction in utilization, including commitments to lease, and a reduction in pricing on new leases. Our rail utilization declined slightly compared to the prior quarter and was a little under 88% at September 30, 2020 and lease renewals repriced down approximately 35% this quarter, reflecting current market conditions and the mix of cars that came up for renewal. Railcar utilization, including commitments to lease, was 88% at June 30, 2020 and 95% at September 30, 2019. As the economy starts to recover and commodity prices drift higher, we expect cars in storage to decline and utilization to push back up into the low 90% area over the next few quarters and improve to the mid 90% area by the end of 2021.

Depreciation is recognized on railcars and other operating lease equipment and was up from the year-ago quarter on portfolio growth and relatively flat with the prior quarter. Maintenance and other operating lease expenses tend to be variable and primarily relate to the Rail portfolio. The increased maintenance costs from the year-ago relates to higher freight and storage costs, reflecting the higher number of railcars returned. The decline from the prior quarter reflects lower repair costs and lower freight costs.

CREDIT METRICS

The following provides information on the provision for credit losses and ACL, as well as certain credit metrics, including net charge-off and non-accrual loan levels, that management uses to track the credit quality of the portfolio. Management also utilizes other metrics and statistics such as risk ratings, LTV distribution, concentration limits, migration trends, key portfolio stress testing and FICO score on the consumer loans, to monitor the credit quality of the portfolio. See Note 3 – Loans and Note 4 – Allowance for Credit Losses in Item 1 for various tables.

Our credit metrics and trends reflect three key events during 2020: (1) the market disruption related to the COVID-19 pandemic, (2) the adoption of the CECL standard, and (3) the MOB Acquisition.

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

We have enhanced the composition of our portfolio since the last credit cycle by exiting certain riskier asset classes. We shifted our focus to lending against assets with higher-quality collateral and better structural protection. We transformed our business to a national bank by selling essentially all international businesses. In addition, we continued to improve the risk profile of our portfolio by selling approximately $237 million in carrying value of non-core LCM loans in 2019, which included primarily non-performing loans, and another $29 million and $65 million in carrying value in the first and third quarters of 2020, respectively.

The provision for credit losses was $63 million for the quarter ended September 30, 2020, down from $224 million in the prior quarter and up from $27 million in the year-ago quarter. Although considerably lower than the prior quarter, the provision for credit losses remained elevated compared to prior year levels and reflects the impact of the COVID-19 pandemic and its adverse effect on the macroeconomic environment across our portfolio. The provision related to the Commercial Banking segment decreased from the prior quarter but remained elevated at $88 million, while the Consumer Banking segment had a $25 million release, which included approximately $10 million from the sale of LCM loans. The second quarter provision for credit losses reflected higher net charge-offs and included a $73 million net charge-off related to a single factoring customer, discussed below. The 2020 first quarter provision for credit losses was largely due to the sizeable increase in the reserve at the end of that quarter associated with the developing economic impacts from COVID-19. The first quarter provision also included a $45 million noteworthy item related to the MOB Acquisition.

Net charge-offs were $66 million (0.71% of average loans) in the current quarter. Net charge-offs were down from $170 million (1.79%) in prior quarter and up from $26 million (0.34%) in the year-ago quarter. The prior quarter also included the $73 million charge-off noted above. The global pandemic and ensuing mandated closure of non-essential retailers led to the bankruptcy of the factoring customer. Net charge-offs are discussed and presented in a table by segment and division later in this section.

Non-accrual loans totaled $647 million (1.73% of loans) at September 30, 2020, compared to $326 million (1.05% of loans) at December 31, 2019. As shown below, the increase was primarily in the Commercial Finance and Real Estate Finance divisions of Commercial Banking and LCM in Consumer Banking.

The following table presents a roll forward of the ACL and the allowance for off-balance sheet credit exposures from amounts reported at December 31, 2019 under the prior accounting standard, to amounts as of September 30, 2020, including the impact of the MOB Acquisition. This supplemental presentation expands upon the rollforward included in Note 4 – Allowance for Credit Losses to separately present January 1, 2020 balances resulting from the CECL adoption and the MOB Acquisition. Also presented are the impact on the ACL at adoption related to PCD loans and non-PCD loans, given the difference in accounting treatment (i.e. PCD gross up and non-PCD retained earnings and income statement charges).

Rollforwards of the ACL and Allowance for Off-balance Sheet Credit Exposures (dollars in millions)

	Commercial Banking	Consumer Banking	Total CIT	ACL as a % Loans
Allowance Balance at December 31, 2019	$460.4	$22.2	$482.6	1.56%
CIT CECL adoption(1)
PCD	(8.2)	128.7	120.5
Non-PCD	82.9	20.2	103.1
Allowance Balance at January 1, 2020	535.1	171.1	706.2	2.27%
MOB Acquisition
PCD(2)	18.8	1.4	20.2
Non-PCD(3)	33.5	3.2	36.7
Adjusted ACL Balance at January 1, 2020	587.4	175.7	763.1	2.04%
Provision - ACL(3)	402.2	(0.1)	402.1
Net charge-offs	(51.8)	(1.8)	(53.6)
Other	(0.2)	(0.3)	(0.5)
Allowance Balance at March 31, 2020	937.6	173.5	1,111.1	2.88%
Provision - ACL(3)	252.6	9.8	262.4
Net charge-offs	(169.9)	0.1	(169.8)
Other	(0.2)	(0.8)	(1.0)
Allowance Balance at June 30, 2020	1,020.1	182.6	1,202.7	3.21%
Provision (benefit) - ACL(3)	94.9	(25.2)	69.7
Net charge-offs	(65.8)	(0.2)	(66.0)
Other	0.1	(0.3)	(0.2)
Allowance Balance at September 30, 2020	$1,049.3	$156.9	$1,206.2	3.23%

Allowance for off-balance sheet credit exposures at December 31, 2019	$36.4	$0.7	$37.1
CIT(1) CECL adoption	8.1	(0.3)	7.8
Allowance for off-balance sheet credit exposures at January 1, 2020	44.5	0.4	44.9
MOB Acquisition(3)	8.0	0.5	8.5
Adjusted allowance for off-balance sheet credit exposures at January 1, 2020	52.5	0.9	53.4
Provision - Off balance sheet credit exposures(3)	65.2	1.4	66.6
Allowance for off-balance sheet credit exposures at March 31, 2020	117.7	2.3	120.0
Provision (benefit) - Off balance sheet credit exposures(3)	(37.9)	(0.9)	(38.8)
Allowance for off-balance sheet credit exposures at June 30, 2020	79.8	1.4	81.2
Provision (benefit) - Off balance sheet credit exposures(3)	(7.0)	0.6	(6.4)
Allowance for off-balance sheet credit exposures at September 30, 2020	$72.8	$2.0	$74.8

(1)	CECL adoption was before the MOB Acquisition.
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

(3)	The combination of the line item balances for each of the respective quarters, total to the respective first, second and third quarter’s provision for credit losses.

The following table presents detail on our ACL, including charge-offs and recoveries and provides summarized components of the provision and allowance:

ACL and Provision for Credit Losses (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Allowance - beginning of period	$1,202.7	$1,111.1	$487.4	$482.6	$489.7
CIT CECL adoption(1)	-	-	-	223.6	-
Provision for credit losses	63.3	223.6	26.6	800.8	88.2
Other(2)	6.2	37.8	(1.4)	(31.6)	(1.0)
Net additions	69.5	261.4	25.2	769.2	87.2
The initial ACL recognized on PCD assets(3)	-	-	-	20.2	-
Gross charge-offs(3)	78.2	193.5	32.8	334.7	114.2
Less: Recoveries	12.2	23.7	6.4	45.3	23.5
Net charge-offs	66.0	169.8	26.4	289.4	90.7
Allowance - end of period	$1,206.2	$1,202.7	$486.2	$1,206.2	$486.2
Provision for credit losses
Provision for loans individually reviewed	$36.0	$48.1	$20.0	$131.8	$64.7
Provision for loans collectively reviewed	27.3	175.5	6.6	669.0	23.5
Total	$63.3	$223.6	$26.6	$800.8	$88.2
Allowance for credit losses
Allowance on loans individually reviewed	$128.1	$109.7	$69.6
Allowance on loans collectively reviewed	1,078.1	1,093.0	416.6
Total	$1,206.2	$1,202.7	$486.2
Ratio
ACL as a percentage of total loans	3.23%	3.21%	1.55%
ACL as a percentage of total loans/Commercial Banking loans	3.59%	3.52%	1.87%
ACL as a percentage of total loans/Consumer Banking loans	1.94%	2.14%	0.36%
(1)	CECL adoption was before the MOB Acquisition.
(2)

The provision for credit losses also includes amounts related to the allowance for off balance sheet credit exposures on unfunded lending commitments, accrued interest receivable, DPAs and letters of credit, which are recorded in other liabilities. The allowance for off balance sheet credit exposures totaled $75 million, $81 million, and $42 million at September 30, 2020, June 30, 2020 and September 30, 2019, respectively. The balance in other is primarily related to the transfer of the allowance for off-balance sheet credit exposures to other liabilities.

(3)

For the nine months ended September 30, 2020, under the CECL standard, the initial ACL recognized on PCD assets was $58.8 million, of which $38.6 million was charged-off for loans that had been written-off prior to acquisition (whether full or partial) or which met CIT’s charge-off policy at the time of acquisition. After considering loans that were immediately charged-off upon acquisition, the net impact was $20.2 million of additional PCD reserves on January 1, 2020.

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

As noted above, the acquisition of MOB included $6.3 billion of loans. The ACL for these loans was $56.9 million, net of day 1 charge-offs, thereby increasing CIT’s first quarter ACL to $763.1 million. Under CECL, the ACL associated with acquired loans that are not considered PCD of $36.7 million was recorded as provision for credit losses on the income statement and thereby impacted capital. In addition, the allowance for off-balance sheet credit exposures resulted in an incremental $8.5 million provision for credit losses, resulting in a total first quarter provision for credit losses generated by the non-PCD MOB loan portfolio of approximately $45 million.

The consolidated ACL as of September 30, 2020 was approximately $1.2 billion, which was generally flat compared to June 30, 2020 and an increase of $724 million compared to the allowance for loan and lease losses of $483 million as of December 31, 2019. The increase from December 31, 2019 has been driven by the deteriorating macroeconomic environment resulting from COVID-19, along with the adoption of CECL and the acquisition of MOB. See Critical Accounting Estimates for additional information on the development of our ACL.

In the third quarter of 2020, the allowance for off-balance sheet credit exposures decreased to $74.8 million from $81.2 million at June 30, 2020, due to an improvement in the macroeconomic forecast. The decline in allowance for off-balance sheet credit exposures in the second quarter compared to the first quarter was due to a reduction in commitments and other factors, whereas the increase in the first quarter from December 31, 2019 was primarily driven by the impact of the COVID-19 pandemic and the associated effect under the CECL standard.

Loan Net Carrying Value (dollars in millions))

	Loans	Allowance for Credit Losses	Net Carrying Value
September 30, 2020
Commercial Banking	$29,244.6	$(1,049.3)	$28,195.3
Consumer Banking	8,075.0	(156.9)	7,918.1
Total	$37,319.6	$(1,206.2)	$36,113.4
December 31, 2019
Commercial Banking	$24,393.4	$(460.4)	$23,933.0
Consumer Banking	6,605.5	(22.2)	6,583.3
Total	$30,998.9	$(482.6)	$30,516.3

The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Loans (dollars in millions)

	Quarters Ended						Nine Months Ended
	September 30,		June 30,		September 30,		September 30,		September 30,
	2020		2020		2019		2020		2019
Gross Charge-offs
Commercial Finance	$48.2	1.17%	$149.5	3.57%	$13.6	0.38%	$231.2	1.86%	$50.7	0.48%
Business Capital	29.0	2.37%	43.5	3.50%	18.4	1.48%	99.8	2.68%	59.2	1.62%
Real Estate Finance	-	-%	-	-%	0.4	0.03%	-	-%	1.7	0.04%
Commercial Banking	77.2	1.06%	193.0	2.63%	32.4	0.53%	331.0	1.51%	111.6	0.61%
Consumer and Community Banking	0.2	0.01%	-	-%	0.2	0.02%	0.2	-%	0.2	0.01%
Legacy Consumer Mortgages	0.8	0.17%	0.5	0.10%	0.2	0.04%	3.5	0.23%	2.4	0.13%
Consumer Banking	1.0	0.05%	0.5	0.02%	0.4	0.02%	3.7	0.06%	2.6	0.05%
Total	$78.2	0.84%	$193.5	2.04%	$32.8	0.42%	$334.7	1.18%	$114.2	0.49%
Less: Recoveries
Commercial Finance	$1.6	0.03%	$13.1	0.31%	$0.5	0.02%	$16.9	0.13%	$6.2	0.06%
Business Capital	9.8	0.79%	10.0	0.80%	5.3	0.42%	26.6	0.71%	15.5	0.42%
Real Estate Finance	-	-%	-	-%	-	-%	-	-%	-	-%
Commercial Banking	11.4	0.15%	23.1	0.32%	5.8	0.09%	43.5	0.20%	21.7	0.12%
Legacy Consumer Mortgages	0.8	0.15%	0.6	0.13%	0.6	0.11%	1.8	0.12%	1.8	0.10%
Consumer Banking	0.8	0.04%	0.6	0.03%	0.6	0.04%	1.8	0.03%	1.8	0.04%
Total	$12.2	0.13%	$23.7	0.25%	$6.4	0.08%	$45.3	0.16%	$23.5	0.10%
Net Charge-offs
Commercial Finance	$46.6	1.14%	$136.4	3.26%	$13.1	0.36%	$214.3	1.73%	$44.5	0.42%
Business Capital	19.2	1.58%	33.5	2.70%	13.1	1.06%	73.2	1.97%	43.7	1.19%
Real Estate Finance	-	-%	-	-%	0.4	0.03%	-	-%	1.7	0.04%
Commercial Banking	65.8	0.91%	169.9	2.31%	26.6	0.43%	287.5	1.31%	89.9	0.49%
Consumer and Community Banking	0.2	0.01%	-	-%	0.2	0.02%	0.2	-%	0.2	0.01%
Legacy Consumer Mortgages	-	-%	(0.1)	(0.03%)	(0.4)	(0.08%)	1.7	0.11%	0.6	0.03%
Consumer Banking	0.2	0.01%	(0.1)	(0.01%)	(0.2)	(0.02%)	1.9	0.03%	0.8	0.02%
Total	$66.0	0.71%	$169.8	1.79%	$26.4	0.34%	$289.4	1.02%	$90.7	0.39%

Net charge-offs were $66.0 million, compared to $169.8 million in the prior quarter and $26.4 million in the year-ago quarter. The decline in net charge-offs in the Commercial Banking segment was primarily driven by the Commercial Finance and Business Capital divisions. In the second quarter, Commercial Finance included a $72.5 million net charge-off related to a single customer in the retail industry in our Commercial Services business, as previously discussed. While down from the prior quarter, net charge-offs in Commercial Finance and Business Capital remain above the prior year due to the noted economic conditions.

The following tables present information on non-accruing loans, and when added to other real estate owned (“OREO”) and other repossessed assets, sums to non-performing assets. See Note 3 — Loans in Item 1 for details on the Company’s non-performing assets.

Non-accrual Loans and Troubled Debt Restructurings (dollars in millions)(1)

	September 30,	December 31,
	2020	2019
Non-accrual loans
U.S.	$585.6	$318.6
Foreign	60.9	7.7
Non-accrual loans(2)	$646.5	$326.3
Troubled Debt Restructurings
U.S.	$119.3	$148.8
Restructured loans	$119.3	$148.8
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$78.2	$36.9
(1)	Factored receivables within our Commercial Finance division do not accrue interest and therefore are not considered within non-accrual loans but are considered for credit provisioning purposes.
(2)	Non-accrual loans include $79.0 million and $106.2 million of TDRs at September 30, 2020 and December 31, 2019, respectively.

Segment Non-accrual Loans as a Percentage of Loans (dollars in millions)

	September 30, 2020		December 31, 2019
Commercial Finance	$357.4	2.15%	$246.7	1.77%
Business Capital	83.2	1.71%	60.9	1.21%
Real Estate Finance	57.1	0.74%	0.4	0.01%
Commercial Banking	497.7	1.70%	308.0	1.26%
Consumer and Community Banking	22.0	0.36%	4.0	0.09%
Legacy Consumer Mortgages	126.8	6.78%	14.3	0.69%
Consumer Banking	148.8	1.84%	18.3	0.28%
Total	$646.5	1.73%	$326.3	1.05%

Non-accrual loans were $647 million, an increase of $320 million from December 31, 2019, primarily driven by increases in the Commercial Finance and Real Estate Finance divisions, as well as an increase in LCM, which include loans previously accounted for as PCI loans ($42 million) that had been excluded from non-accrual status at December 31, 2019. PCI loans were previously excluded from non-accrual reporting; however, upon the adoption of CECL, these loans are subject to the same presentation and disclosure requirements as non-PCD loans. As of December 31, 2019, non-accruals in Consumer Banking consisted primarily of non-PCI loans in LCM.

As of September 30, 2020, and December 31, 2019, the ACL as a percentage of non-accrual loans was 187% and 148%, respectively. 42% of our non-accrual accounts were paying current at September 30, 2020, compared to 72% at December 31, 2019. We discuss our policy of placing loans on non-accrual status in Note 1 – Business and Summary of Significant Accounting Policies in Item 1. We may place accounts that are presently paying current on non-accrual status when the financial condition of the borrower deteriorates and payment in full is not expected.

Total delinquency (30 days or more) was 2.3% of loans at September 30, 2020 and 1.3% at December 31, 2019. Delinquency status of loans is presented in Note 3 — Loans in Item 1. We also included a delinquency table specific to COVID-19 loans that were provided relief in the COVID-19 Pandemic Response—COVID-19 Borrower Relief Arrangements section.

The following table presents a summary of total commercial criticized loans. Detailed definitions of the commercial loan ratings and a detailed table are provided in Note 3 – Loans in Item 1.

Commercial Criticized Loans (dollars in millions)

	September 30,	June 30,	December 31,
	2020	2020	2019
Total commercial criticized loans	$ 4,506.5	$ 4,598.8	$ 2,234.7
As a % of total commercial loans	14.9%	15.3%	8.9%

Commercial criticized loans increased by $2.3 billion from December 31, 2019, primarily driven by the impact of the COVID-19 pandemic and its adverse effect on the macroeconomic environment across our portfolio, in addition to an increase related to the MOB Acquisition. Of the $2.3 billion increase from December 31, 2019, $1.1 billion related to Real Estate Finance and $1 billion related to Commercial Finance.

Loan Modifications for Customers Affected by the COVID-19 Pandemic

CIT is working prudently with borrowers who are or may be unable to meet their current contractual payment obligations because of the effects of COVID-19. See COVID-19 Pandemic Response for details regarding relief measures to our commercial and consumer customers. With respect to the non-accrual, past due and TDR information provided throughout this section, see discussion of the CARES Act and Interagency Statement in Note 1 – Business and Summary of Significant Accounting Policies.

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

The tables that follow reflect loan carrying values of accounts that have been modified, excluding loans in trial modification of $3.5 million and $5.5 million as of September 30, 2020 and December 31, 2019, respectively. The table also excludes modifications made for COVID-19 impacted borrowers. See COVID-19 Pandemic Response—COVID-19 Borrower Relief section for further details.

TDRs and Modifications(1)(2)(3) (dollars in millions)

	September 30, 2020		December 31, 2019
		% Compliant		% Compliant
Troubled Debt Restructurings
Deferral of principal and/or interest	$51.3	80%	$76.9	94%
Covenant relief and other	68.0	86%	71.9	98%
Total TDRs	$119.3	83%	$148.8	96%
Percent non-accrual	66%		71%
Modifications(4)
Covenant relief	$123.6	100%	$89.3	77%
Interest rate increase	180.8	93%	75.2	100%
Extended maturity	62.4	100%	43.5	100%
Other	400.4	85%	337.3	89%
Total Modifications	$767.2	91%	$545.3	90%
Percent non-accrual	17%		18%
(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.
(2)	PCI loans are excluded from TDR reporting at December 31, 2019 under prior ASC 310-30 guidance.
(3)	Table includes accounts that were Criticized at the time of the modification request.
(4)	Excludes $1,313 million at September 30, 2020 of loans with COVID-19 borrower relief arrangements, including $984 million of deferments.

PCD loans, TDRs and other credit quality information is included in Note 3 — Loans in Item 1.

NON-INTEREST INCOME

Non-interest Income (dollars in millions)
	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Rental income on operating leases	$201.3	$200.9	$211.7	$612.0	$642.4
Other non-interest income	146.0	102.6	101.0	379.2	303.9
Total non-interest income	$347.3	$303.5	$312.7	$991.2	$946.3
Other non-interest income
Fee income	$32.6	$30.3	$29.2	$96.8	$87.4
Gains on leasing equipment, net of impairments	24.3	20.5	17.9	68.1	51.5
Factoring commissions	19.8	11.3	25.2	54.1	73.0
BOLI income	15.7	8.1	7.8	31.4	21.4
Gains on investment securities, net of impairments	8.3	7.9	1.6	29.7	5.3
Property tax income	4.0	4.7	5.1	13.3	17.0
Other income	41.3	19.8	14.2	85.8	48.3
Total other non-interest income	$146.0	$102.6	$101.0	$379.2	$303.9
Factoring volume	$5,880.1	$2,990.1	$6,954.8	$14,951.0	$21,120.8

Rental Income on Operating Lease Equipment

Rental income on operating leases from equipment we lease is generated in the Rail, Commercial Finance and Business Capital divisions in the Commercial Banking segment. Rental income is discussed in “Net Finance Revenue” and “Results by Business Segment”.

Other Non-Interest Income

For the quarter ended September 30, 2020, other non-interest income of $146 million increased by $45 million compared to the year-ago quarter, driven by higher gains on the sale of loans (in Other income), investment securities and railcars, as well as elevated BOLI income due to insurance payouts and higher factoring commissions. The higher gains on the sale of loans from portfolio management activities, includes a $24 million net gain on sale of approximately $65 million of LCM loans. For the nine months ended September 30, 2020, the increase also reflected higher gains on investments, driven by sales of MBS and the sale of certain investment securities acquired in the MOB Acquisition in the Corporate segment in the first quarter of 2020, partially offset by lower factoring commissions. The increase in fee income was primarily driven by Commercial Banking, which reflected the addition of fee income from CAB, a business that was acquired as part of the MOB Acquisition.

Other non-interest income was up from $103 million in the prior quarter. The drivers of the increase reflected higher factoring commissions due to higher volumes and pricing, as the prior quarter was more heavily impacted by the mandated closure of non-essential retailers caused by the global pandemic, higher gains on the sale of assets from portfolio management activities as described above and elevated BOLI income from insurance payouts.

NON-INTEREST EXPENSES

Non-Interest Expense (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Depreciation on operating lease equipment	$82.5	$81.1	$76.0	$241.9	$232.2
Maintenance and other operating lease expenses	48.6	56.1	41.9	158.3	140.0
Operating expenses	295.5	360.4	310.8	990.3	854.7
Goodwill impairment	-	-	-	344.7	-
(Gain) loss on debt extinguishments and deposit redemptions	-	(14.8)	0.1	(14.8)	0.4
Total non-interest expenses	$426.6	$482.8	$428.8	$1,720.4	$1,227.3
Operating expenses
Compensation and benefits	$148.6	$166.0	$137.5	$496.7	$424.8
Technology	39.4	42.7	34.3	120.9	101.3
Professional fees	22.2	29.7	21.0	76.8	56.2
Net occupancy expense	19.7	20.2	44.5	58.8	75.4
Insurance	25.3	16.9	12.5	55.5	40.5
Restructuring costs	-	37.2	15.1	37.2	15.1
Advertising and marketing	4.8	8.9	14.4	30.3	33.4
Intangible asset amortization	8.5	8.5	5.8	25.5	17.4
Property tax expense	4.8	4.8	5.9	14.4	18.1
Other expenses	22.2	25.5	19.8	74.2	72.5
Total operating expenses	295.5	360.4	310.8	990.3	854.7
Intangible asset amortization	8.5	8.5	5.8	25.5	17.4
Noteworthy items	0.5	57.1	44.0	74.7	44.0
Total operating expenses, excluding intangible amortization and noteworthy items(1)	$286.5	$294.8	$261.0	$890.1	$793.3
Headcount, actuals	4,260	4,325	3,585	4,260	3,585
Net efficiency ratio(2)	60.6%	76.6%	63.8%	67.2%	59.3%
Net efficiency ratio excluding intangible amortization and noteworthy items(2)	60.4%	71.8%	57.5%	64.5%	57.2%
(1)

Total operating expenses, excluding intangible asset amortization and noteworthy items is a non-GAAP measurement. The above table provides a reconciliation to the GAAP measurement (total operating expenses). See “Non-GAAP Financial Measurements” for a description of the balance and usage.

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

Maintenance and Other Operating Lease Expenses

Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the Rail portfolio and tend to be variable. Rail provides railcars primarily pursuant to full-service lease contracts under which Rail as lessor is responsible for railcar maintenance and repair. The increase from the year-ago quarter reflected the higher railcar return activity and storage costs associated with lower utilization. The decline from the prior quarter was driven by lower repair and freight costs. The decline in railcar utilization is discussed in the Net Finance Revenue section.

Depreciation, along with Maintenance and Other Operating Lease Expenses, are components of NFR. See discussion in Net Finance Revenue.

Operating Expenses

Operating expenses were down from the year-ago and prior quarters. Each of the quarters include noteworthy items. In the current quarter, the amounts essentially offset each other and included merger and integration costs from the MOB Acquisition of $13 million and a $12 million reversal of compensation expense due to the decrease in probability of achievement of certain performance conditions related to the Company’s stock-based compensation due to the change in market conditions. In the prior quarter, noteworthy items included MOB integration costs and a restructuring charge related to additional cost reduction initiatives. The year-ago quarter included two noteworthy items, a building impairment charge and a restructuring charge.

Operating expenses, excluding noteworthy items and intangible asset amortization, was $287 million for the current quarter, up by $26 million compared to the year-ago quarter, and was $890 million for the nine months ended September 30, 2020, up by $97 million compared to the year-ago period, primarily from the addition of MOB-related expenses. Operating expenses excluding intangible asset amortization and noteworthy items was down compared to the prior quarter due to:

•	lower employee costs, reflecting prior quarter restructuring actions;
•	lower advertising and marketing costs primarily due to lower costs related to deposit gathering; and
•	partially offset by higher insurance costs related to an increase in FDIC insurance premium.

Merger and integration costs incurred during 2020 relate to the MOB Acquisition and primarily include transaction advisor fees and other professional services, retention compensation, and information technology costs for data migration and conversion to CIT’s system applications. The noteworthy item related to merger and integration costs consisted of the following:

Noteworthy Item – Merger and Integration Costs (dollars in millions)

	Quarters Ended		Nine Months Ended
	September 30,	June 30,	September 30,
	2020	2020	2020
Operating expenses
Compensation and benefits	$4.6	$2.1	$11.2
Technology	4.6	4.6	12.3
Professional fees	3.4	10.8	21.1
Advertising and marketing	-	2.3	4.6
Other expenses	-	0.1	0.4
Noteworthy items	$12.6	$19.9	$49.6

The net efficiency ratio was 60.6% in the current quarter compared to 63.8% in the year-ago quarter. The net efficiency ratio excluding noteworthy items and intangible asset amortization was 60.4% compared to 57.5% in the year-ago quarter. The increase from the year-ago quarter was driven by the increase in operating expenses primarily from the addition of MOB-related expenses, partially offset by higher total net revenue.

The net efficiency ratio was 76.6% in the prior quarter. The net efficiency ratio excluding noteworthy items and intangible asset amortization improved from 71.8% in the prior quarter. The improvement in both ratios reflected an increase in total net revenue, along with lower operating expenses.

Gain (Loss) on Debt Extinguishment and Deposit Redemption

In the second quarter of 2020, CIT completed a tender offer for approximately $235 million at 93% of par of its 2.969% Senior Unsecured Fixed-to-Floating Rate Bank Notes due 2025, resulting in a gain on extinguishment of approximately $15 million.

Goodwill Impairment

The deterioration of the macroeconomic environment triggered a goodwill impairment assessment that resulted in an impairment in the first quarter of 2020. The impairment reflected goodwill associated primarily with the OneWest Bank acquisition. See Note 18 – Goodwill and Intangible Assets in Item 1 and Critical Accounting Estimates section for further discussion.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
(Benefit) provision for income taxes, excluding noteworthy items and tax discrete items	$30.1	$(53.4)	$38.6	$(75.7)	$121.4
Tax on noteworthy items and tax discrete items	(0.6)	(19.8)	(64.6)	(40.3)	(76.2)
(Benefit) provision for income taxes	$29.5	$(73.2)	$(26.0)	$(116.0)	$45.2
Effective tax rate	25.6%	46.2%	(22.3)%	15.7%	10.2%
Effective tax rate, excluding noteworthy items(1) and tax discrete items	26.0%	52.7%	24.0%	27.4%	24.9%
(1)	Effective tax rate, excluding noteworthy items and tax discrete items are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP financial information.

The effective tax rate (“ETR”) was 25.6% in the current quarter, compared to 46.2% in the prior quarter, (22.3)% in the year-ago quarter and 15.7% for the nine months ended September 30, 2020, compared to 10.2% for the nine months ended September 30, 2019. The (22.3)% rate for the quarter ended September 30, 2019 was primarily driven by the reversal of a previously established deferred tax liability resulting from the determination that earnings from Canadian operations will be reinvested indefinitely.

The ETR before noteworthy and discrete tax items was 26.0% in the current quarter, compared to 52.7% in the prior quarter, 24.0% in the year-ago quarter and 27.4% for the nine months ended September 30, 2020, compared to 24.9% for the nine months ended September 30, 2019.

The ETR before tax discrete and noteworthy items was lower in the current quarter compared to the prior quarter primarily driven by the impact of the true-up required to the year to date provision for income taxes resulting from the increase in the annual effective tax rate quarter over quarter reflected in the prior quarter’s ETR before tax discrete and noteworthy items.

The ETR before tax discrete and noteworthy items was higher in the current quarter compared to the year ago quarter, as well as the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to the impact the decrease in the forecasted pre-tax income has on the permanent and other adjustments in 2020.

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

Commercial Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
Earnings Summary	2020	2020	2019	2020	2019
Interest income	$306.7	$324.5	$358.5	$999.1	$1,080.1
Rental income on operating leases	201.3	200.9	211.7	612.0	642.4
Finance revenue	508.0	525.4	570.2	1,611.1	1,722.5
Interest expense	105.3	135.5	189.0	404.3	582.0
Depreciation on operating lease equipment	82.5	81.1	76.0	241.9	232.2
Maintenance and other operating lease expenses	48.6	56.1	41.9	158.3	140.0
Net finance revenue ("NFR")	271.6	252.7	263.3	806.6	768.3
Provision for credit losses	87.9	214.7	27.1	811.5	92.7
Other non-interest income	89.6	77.2	80.3	254.1	243.0
Operating expenses	196.7	201.2	172.0	611.2	531.2
Goodwill Impairment	-	-	-	301.5	-
Income (loss) before income taxes	76.6	(86.0)	144.5	(663.5)	387.4
Noteworthy items	(2.5)	-	-	340.6	-
Income (loss) before income taxes, excluding noteworthy items	$74.1	$(86.0)	$144.5	$(322.9)	$387.4
Select Period End Balance
Loans and leases	$37,079.4	$36,805.8	$31,952.3	$37,079.4	$31,952.3
Earning assets (net of credit balances of factoring clients)	35,864.8	35,965.4	30,845.1	35,864.8	30,845.1
Deposits	9,985.3	9,555.9	2,001.2	9,985.3	2,001.2
Select Average Balances
Average loans (includes HFS, and net of credit balances of factoring clients)	$27,902.6	$28,479.9	$23,421.3	$28,073.8	$23,063.0
Average operating leases ("AOL") (includes HFS)	7,824.4	7,602.1	7,062.1	7,615.0	7,025.1
Average earning assets ("AEA")	35,869.1	36,251.9	30,608.2	35,842.6	30,239.8
Statistical Data
Net finance margin - NFR as a % of AEA	3.03%	2.79%	3.44%	3.00%	3.39%
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses	$70.2	$63.7	$93.8	$211.8	$270.2
Operating lease margin as a % of AOL	3.59%	3.34%	5.31%	3.70%	5.13%
Net efficiency ratio	53.5%	59.9%	49.7%	56.6%	52.2%
Pretax return on AEA	0.85%	(0.95%)	1.89%	(2.47%)	1.71%
New business volume	$2,111.2	$2,214.7	$2,796.9	$7,402.5	$8,057.8

Pre-tax results for the quarter were down from the year-ago quarter, as the impact of the global pandemic from the spread of the COVID-19 virus and the ensuing adverse impact on the macroeconomic environment that began in the 2020 first quarter and continued through the third quarter, resulted in an increase in the provision for credit losses. (See Credit Metrics and Critical Accounting Estimates). In addition, the effect of the adverse macroeconomic environment and the MOB Acquisition is reflected in the NFR, as discussed below. Results for the current quarter compared to the year-ago quarter also reflected higher non-interest income primarily driven by increased gains on sales of assets in Commercial Finance and Business Capital. In addition, the current quarter compared to the year-ago quarter has higher operating expenses due to the added costs from MOB. Year to date trends were similar to the quarterly trends, with the additional impact of the noteworthy items in the 2020. Noteworthy items in 2020 included a portion of the Performance Stock Unit (“PSU”) expense reversal in the current quarter, along with an impairment charge related to the goodwill associated with the OneWest Transaction and a $42 million charge to the provision for credit losses related to the MOB Acquisition, both in the first quarter. There were no noteworthy items in the year-ago periods.

Pre-tax income was up compared to a prior quarter loss, reflecting a lower but still elevated provision for credit losses, increases in NFR and other non-interest income, reflecting higher factoring commissions and gains on asset sales, and lower operating expenses.

Average loans were up from the year-ago quarter, reflecting approximately $4.4 billion of loans from the MOB Acquisition, along with growth in Real Estate Finance and Business Capital. Growth was also recorded in our rail portfolio, reflecting previously scheduled railcar purchase commitments. Deposits attributed to this segment at September 30, 2020 include $5.6 billion of HOA deposits, along with other commercial deposits of $4.5 billion. In addition, compared to the year-ago quarter, the added low-cost HOA deposits from the MOB Acquisition benefited NFM as noted below.

Compared to the year-ago quarter, new business volume was down, reflecting the impact from the macroeconomic environment. New business volume was down slightly from the prior quarter.

Factored volume of $5.9 billion was down from $7.0 billion in the year-ago quarter, reflecting the impact from the macroeconomic environment that has reduced demand. The increase from $3.0 billion in the prior quarter reflects retail beginning to reopen and seasonal trends, as retail activity typically increases in the third quarter.

Trends included:

•

NFR was up from the year-ago quarter as it benefited from higher AEA and lower interest expense, primarily reflecting the assets acquired and the benefit related to the addition of the low-cost HOA deposits, from the MOB Acquisition on January 1, 2020. The benefits from higher AEA were, however, mostly offset by the low interest rate environment that reduced income on the floating rate loans, as well as lower Rail lease rates and utilization that reduced net operating lease revenue. NFR was up from the prior quarter, as lower interest costs due to lower deposit rates and higher net operating lease revenue (discussed below), were partially offset by the impact of lower interest rates on our floating rate portfolio. Our NFR and NFM are discussed in detail in the Net Finance Revenue section.

•

Net operating lease revenue is driven primarily by the performance of our Rail portfolio and reflects continued compression on our lease rates on new assignments, which encompasses new equipment and remarketing existing equipment to different customers, and renewals with the same customer, as well as the impact of low utilization. The decline from the year-ago quarter also reflects higher maintenance and other operating lease expenses. Net operating lease revenue was up from the prior quarter mainly due to lower maintenance costs. See further discussion in the Net Finance Revenue section.

•

PAA accretion for loans and deposits totaled $4.2 million in the current quarter, compared to $4.1 million in the year-ago quarter and $6.0 million in the prior quarter. See Purchase Accounting Accretion table in Net Finance Revenue section for amounts of PAA accretion by division.

•

NFM decreased compared to the year-ago quarter and was up from the prior quarter due to the drivers noted in NFR discussed above. Partially offsetting the decline in NFM compared to the year-ago quarter was a benefit related to the addition of the low-cost HOA deposits from the MOB Acquisition.

•

Gross yields (interest income plus rental income on operating leases as a % of AEA) were down from the year-ago and prior quarters. See Select Segment and Division Margin Metrics table and discussion that follows that table in Net Finance Revenue section for commentary on gross yields by division.

Consumer Banking

Consumer Banking includes the Consumer and Community Banking and Legacy Consumer Mortgages (“LCM”) divisions. Retail Banking, Consumer Lending, Community Development Lending and SBA Lending are offerings within Consumer and Community Banking. LCM consists of acquired SFR loans that are in run-off. Revenue is generated from interest earned on residential mortgages, small business loans and from fees for banking services.

Consumer Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
Earnings Summary	2020	2020	2019	2020	2019
Interest income	$90.3	$93.9	$90.5	$285.8	$279.8
Interest (benefit) expense	(5.9)	5.5	(25.7)	(10.5)	(99.9)
Net finance revenue ("NFR")	96.2	88.4	116.2	296.3	379.7
Provision (benefit) for credit losses	(24.6)	8.9	(0.5)	(10.7)	(4.5)
Other non-interest income	30.9	2.7	6.3	47.6	17.9
Operating expenses	94.9	101.4	83.8	298.4	265.8
Goodwill impairment	-	-	-	43.2	-
Income (loss) before income taxes	56.8	(19.2)	39.2	13.0	136.3
Noteworthy items	(0.5)	-	-	45.9	-
Income (loss) before income taxes, excluding noteworthy items	$56.3	$(19.2)	$39.2	$58.9	$136.3
Select Period End Balance
Loans (includes HFS)	$8,096.2	$8,573.3	$6,658.8	$8,096.2	$6,658.8
Earning assets	8,122.7	8,602.6	6,677.3	8,122.7	6,677.3
Deposits	31,970.4	33,483.0	30,819.9	31,970.4	30,819.9
Select Average Balances
Average loans (includes HFS)	$8,399.0	$8,629.8	$6,644.2	$8,554.8	$6,618.4
Average earning assets ("AEA")	8,426.6	8,658.3	6,662.2	8,583.0	6,636.4
Statistical Data
Net finance margin - NFR as a % of AEA	4.57%	4.09%	6.97%	4.60%	7.63%
Net efficiency ratio	70.9%	106.1%	64.7%	82.6%	63.4%
Pretax return on AEA	2.70%	(0.89%)	2.35%	0.20%	2.74%
New business volume	$510.5	$857.3	$571.7	$1,883.3	$1,405.8

Pre-tax results for the quarter were up from the year-ago quarter, driven by the lower provision for credit losses, reflecting a decline in LCM loans and improvements in the economic outlook in the third quarter of 2020. These were partially offset by lower interest benefit received from other segments for the value of the excess deposits Consumer Banking generates, due to the impact of the lower rate environment, and higher operating expenses from the addition of MOB. Year to date trends were generally in line with the quarterly trends, with the addition of the noteworthy items in 2020. The noteworthy items in 2020 included a portion of the PSU expense reversal in the current quarter, and an impairment charge related to the goodwill associated with the OneWest Transaction and a $3 million charge to the provision for credit losses from the MOB Acquisition, both in the first quarter. There were no noteworthy items in the year-ago periods.

Pre-tax income was up from the prior quarter due to the decline in the provision for credit losses and higher other non-interest income, which included gains on LCM loan sales of $24 million and approximately $10 million reserve release.

Compared to the year-ago quarter, average loans were up for the quarter ended September 30, 2020 primarily due to the loans acquired in the MOB Acquisition of approximately $1.9 billion, and loan growth in the retail and correspondent channels, and SBA lending including PPP loans, which outpaced loan sales and prepayment activity of consumer mortgage loans.

Deposits, which include deposits from the branch and online channels, increased from the year-ago quarter and were down from the prior quarter. The increase from the year-ago quarter was also driven by deposits acquired in the MOB Acquisition of $1.3 billion, while the decline from last quarter primarily reflects a reduction in time deposits. See discussions in Net Finance Revenue and Funding and Liquidity sections.

Trends included:

•

NFR decreased for the quarter ended September 30, 2020 compared to the year-ago quarter, primarily due to lower interest benefit received from other segments for the value of the excess deposits, and lower yield on loans. The decline from the year-ago quarter was partially offset by interest income from the addition of MOB loans.

•

NFR increased compared to the prior quarter, reflecting lower interest expense from lower deposit rates, notably in the online and branch channels, partially offset by lower yield on loans in Consumer Lending.

•

PAA accretion income for loans and deposits totaled $18 million in the current quarter, compared to $21 million in the year-ago quarter and $15 million in the prior quarter. See Purchase Accounting Accretion table in Net Finance Revenue section for amounts of PAA accretion by division.

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

Corporate and Other: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
Earnings Summary	2020	2020	2019	2020	2019
Interest income	$26.3	$28.5	$54.4	$98.9	$175.5
Interest expense	66.1	61.5	80.6	199.9	240.1
Net finance revenue ("NFR")	(39.8)	(33.0)	(26.2)	(101.0)	(64.6)
Other non-interest income	25.5	22.7	14.4	77.5	43.0
Operating expenses/(gain) loss on debt extinguishment	3.9	43.0	55.1	65.9	58.1
(Loss) before income taxes	(18.2)	(53.3)	(66.9)	(89.4)	(79.7)
Noteworthy items	3.5	57.1	44.0	77.7	44.0
(Loss) income before income taxes, excluding noteworthy items	$(14.7)	3.8	$(22.9)	$(11.7)	$(35.7)
Select Period End Balance
Loans and leases	$-	$-	$3.5	$-	$3.5
Earning assets	13,006.6	13,477.2	9,580.8	13,006.6	9,580.8
Select Average Balances
Average earning assets ("AEA")	$13,472.3	$12,678.8	$8,974.4	$11,926.9	$9,311.4
Statistical Data
Net finance margin — NFR as a % of AEA	(1.18%)	(1.05%)	(1.17%)	(1.13%)	(0.93%)
Pretax return on AEA	(0.54%)	(1.68%)	(2.98%)	(1.00%)	(1.14%)

Pre-tax results for the quarter were up from the year-ago quarter and from the prior quarter. Pre-tax loss in the current quarter included two noteworthy items, $13 million of MOB merger and integration costs and $9 million PSU expense reversal. Pre-tax loss in the prior quarter included two noteworthy items, $37 million of restructuring costs and $20 million of MOB merger and integration costs. The nine months ended September 30, 2020 also included an additional $17 million of MOB merger and integration costs incurred in the first quarter.

The year-ago quarter and nine months included two noteworthy items, a building impairment charge of $29 million and a restructuring charge of $15 million. Noteworthy items are listed in the Non-GAAP Financial Measurements section.

The pre-tax loss excluding noteworthy items for the quarter ended September 30, 2020 was lower compared to the year-ago quarter, as lower operating expenses and higher other non-interest income, driven by elevated BOLI income due to insurance payouts, offset lower NFR. Year to date results reflect the noted quarter trends, and also a gain on debt repurchases in the second quarter of 2020 and gains on investment securities in other non-interest income driven by MBS and the sale of certain investment securities acquired in the MOB Acquisition.

Pre-tax loss excluding noteworthy items compared unfavorably to the prior quarter, which included a $15 million gain on debt repurchases.

LOANS AND LEASES

The following table presents our period end loans and leases by segment:

Loans and Leases Composition (dollars in millions)

	September 30,	June 30,	December 31,
	2020	2020	2019
Commercial Banking
Commercial Finance
Loans	$16,644.5	$16,194.3	$13,912.8
Operating lease equipment, net	390.9	401.4	332.8
Assets held for sale	35.4	48.1	6.8
Total loans and leases	17,070.8	16,643.8	14,252.4
Business Capital
Loans	4,870.2	5,005.7	5,038.5
Operating lease equipment, net	335.3	337.7	280.9
Total loans and leases	5,205.5	5,343.4	5,319.4
Rail
Loans	60.7	59.5	59.6
Operating lease equipment, net	7,073.1	7,039.0	6,706.0
Assets held for sale	0.1	0.1	0.4
Total loans and leases	7,133.9	7,098.6	6,766.0
Real Estate Finance
Loans	7,669.2	7,713.4	5,382.5
Assets held for sale	-	6.6	15.9
Total loans and leases	7,669.2	7,720.0	5,398.4
Total Segment - Commercial Banking
Loans	29,244.6	28,972.9	24,393.4
Operating lease equipment, net	7,799.3	7,778.1	7,319.7
Assets held for sale	35.5	54.8	23.1
Total loans and leases	37,079.4	36,805.8	31,736.2
Consumer Banking
Consumer and Community Banking
Loans	6,205.3	6,522.8	4,524.0
Assets held for sale	17.0	24.1	7.4
Total loans and leases	6,222.3	6,546.9	4,531.4
Legacy Consumer Mortgages
Loans	1,869.7	2,022.6	2,081.5
Assets held for sale	4.2	3.8	1.5
Total loans and leases	1,873.9	2,026.4	2,083.0
Total Segment - Consumer Banking
Loans	8,075.0	8,545.4	6,605.5
Assets held for sale	21.2	27.9	8.9
Total loans and leases	8,096.2	8,573.3	6,614.4
Corporate
Assets held for sale	-	-	0.1
Total loans and leases	-	-	0.1
Total loans	$37,319.6	$37,518.3	$30,998.9
Total operating lease equipment, net	7,799.3	7,778.1	7,319.7
Total assets held for sale	56.7	82.7	32.1
Total loans and leases	$45,175.6	$45,379.1	$38,350.7

Origination activity during the third quarter focused on certain key verticals, including factoring, and in industries less impacted by the COVID-19 environment within Commercial Banking. The third quarter decline in Consumer Banking loans reflects higher prepayment activity in Consumer and Community Banking, and sales and continued run-off of the LCM portfolio.

Compared to December 31, 2019, total loans and leases grew significantly, reflecting the MOB Acquisition of $6.3 billion of loans. Within Commercial Banking, $2.3 billion were added to Commercial Finance and $2.1 billion were added to Real Estate Finance. In Consumer and Community Banking $1.9 billion of loans were added.

The following table reflects the contractual maturities of our loans, which excludes certain items such as purchase accounting adjustments, unearned income and other yield-related fees and costs:

Contractual Maturities of Loans at September 30, 2020 (dollars in millions)

	Commercial		Consumer
Fixed-rate	U.S.	Foreign	U.S.	Total
1 year or less	$4,522.8	$145.2	$135.1	$4,803.1
Year 2	2,323.2	59.5	140.0	2,522.7
Year 3	1,420.5	111.5	134.7	1,666.7
Year 4	919.4	146.1	138.9	1,204.4
Year 5	474.1	40.2	143.1	657.4
2-5 years	5,137.2	357.3	556.7	6,051.2
After 5 years	903.8	93.8	3,971.2	4,968.8
Total fixed-rate	10,563.8	596.3	4,663.0	15,823.1
Adjustable-rate
1 year or less	3,475.3	267.6	76.6	3,819.5
Year 2	3,573.0	201.6	77.1	3,851.7
Year 3	3,382.9	243.9	80.8	3,707.6
Year 4	4,593.3	322.5	85.3	5,001.1
Year 5	1,674.1	92.8	88.0	1,854.9
2-5 years	13,223.3	860.8	331.2	14,415.3
After 5 years	2,183.4	10.7	2,387.2	4,581.3
Total adjustable-rate	18,882.0	1,139.1	2,795.0	22,816.1
Total	$29,445.8	$1,735.4	$7,458.0	$38,639.2

The following table presents the changes to our total loans and leases:

Changes in Loans and Lease (dollars in millions)

	Commercial Banking	Consumer Banking	Corporate	Total
Balance as of June 30, 2020	$36,805.8	$8,573.3	$-	$45,379.1
New business volume	2,111.2	510.5	-	2,621.7
Loan and portfolio sales	(53.9)	(151.9)	-	(205.8)
Equipment sales	(74.9)	-	-	(74.9)
Depreciation	(82.5)	-	-	(82.5)
Gross charge-offs	(77.2)	(1.0)	-	(78.2)
Net collections and other	(1,549.1)	(834.7)	-	(2,383.8)
Balance as of September 30, 2020	$37,079.4	$8,096.2	$-	$45,175.6

Balance as of December 31, 2019	$31,736.2	$6,614.4	$0.1	$38,350.7
Acquisition of MOB	4,355.8	1,942.1	-	6,297.9
New business volume	7,402.5	1,883.3	-	9,285.8
Loan and portfolio sales	(95.5)	(270.9)	-	(366.4)
Equipment sales	(176.3)	-	(0.3)	(176.6)
Depreciation	(241.9)	-	-	(241.9)
Gross charge-offs	(331.0)	(3.7)	-	(334.7)
Net collections and other	(5,570.4)	(2,069.0)	0.2	(7,639.2)
Balance as of September 30, 2020	$37,079.4	$8,096.2	$-	$45,175.6

Portfolio activities are discussed in the respective segment descriptions in Results by Business Segment.

The following tables present new business, loan and portfolio sales, and equipment sales by segment:

New Business Volume (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Commercial Banking	$2,111.2	$2,214.7	$2,796.9	$7,402.5	$8,057.8
Consumer Banking	510.5	857.3	571.7	1,883.3	1,405.8
Total	$2,621.7	$3,072.0	$3,368.6	$9,285.8	$9,463.6

Loan and Portfolio Sales (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Commercial Banking	$53.9	$3.4	$103.0	$95.5	$226.6
Consumer Banking	151.9	63.6	255.0	270.9	290.4
Total	$205.8	$67.0	$358.0	$366.4	$517.0

Equipment Sales (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Commercial Banking	$74.9	$38.6	$49.2	$176.3	$162.1
Corporate	-	-	-	0.3	-
Total	$74.9	$38.6	$49.2	$176.6	$162.1

CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer loans and leases, including assets held for sale, by geographical regions:

Total Loans and Leases by Geographic Region(1) (dollars in millions)

	September 30, 2020		December 31, 2019
West	$15,124.4	33.5%	$12,474.3	32.5%
Northeast	9,305.2	20.6%	8,716.7	22.7%
Midwest	6,116.3	13.5%	4,915.1	12.8%
Southwest	5,996.0	13.3%	5,178.9	13.5%
Southeast	5,483.1	12.1%	4,084.4	10.7%
Total U.S.	42,025.0	93.0%	35,369.4	92.2%
Canada	1,437.2	3.2%	1,395.1	3.6%
Europe	565.6	1.3%	464.5	1.2%
Asia / Pacific	537.1	1.2%	461.6	1.2%
All other countries	610.7	1.3%	660.1	1.8%
Total	$45,175.6	100.0%	$38,350.7	100.0%

(1) Table represents a combination of Commercial loans and leases that are shown by obligor geography and consumer loans that are shown by property address.

Ten Largest Accounts

Our ten largest loan and lease accounts, primarily in our rail and factoring businesses, in the aggregate represented approximately 5.2% and 5.5% of our total loans and leases at September 30, 2020 and December 31, 2019, respectively (the largest account was less than 1.0%).

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial loans and leases, including assets held for sale, by obligor geography:

Commercial Loans and Leases by Obligor - Geographic Region (dollars in millions)

	September 30, 2020		December 31, 2019
West	$10,007.2	26.2%	$7,695.0	23.8%
Northeast	8,674.3	22.7%	8,113.4	25.1%
Midwest	5,848.6	15.3%	4,767.9	14.7%
Southwest	5,580.4	14.6%	5,089.5	15.7%
Southeast	4,878.4	12.8%	3,715.2	11.5%
Total U.S.	34,988.9	91.6%	29,381.0	90.8%
Canada	1,437.2	3.8%	1,395.1	4.3%
Europe	565.6	1.5%	464.5	1.4%
Asia / Pacific	537.1	1.4%	461.6	1.4%
All other countries	610.7	1.7%	660.1	2.1%
Total	$38,139.5	100.0%	$32,362.3	100.0%

The following table summarizes both state concentrations greater than 5.0% and foreign country concentrations in excess of 1.0% of our loans and leases:

Commercial Loans and Leases by Obligor - State and Country (dollars in millions)

	September 30, 2020		December 31, 2019
State
California	$6,906.7	18.1%	$5,651.4	17.5%
Texas	4,526.9	11.9%	4,073.8	12.6%
New York	3,006.8	7.9%	2,993.7	9.3%
Florida	2,025.7	5.3%	1,484.7	4.6%
All other states	18,522.8	48.4%	15,177.4	46.8%
Total U.S.	34,988.9	91.6%	29,381.0	90.8%
Country
Canada	1,437.2	3.8%	1,395.1	4.3%
Marshall Islands	444.9	1.2%	362.6	1.1%
All other countries	1,268.5	3.4%	1,223.6	3.8%
Total foreign	$3,150.6	8.4%	$2,981.3	9.2%

Industry Concentrations

The following table represents loans and leases, including assets held for sale, by industry of obligor:

Commercial Loans and Leases by Obligor – Industry(3) (dollars in millions)

	September 30, 2020		December 31, 2019
Real Estate	$7,595.8	19.9%	$5,280.2	16.3%
Manufacturing(1)	5,323.5	14.0%	4,869.1	15.0%
Service industries	2,856.2	7.5%	1,723.4	5.3%
Retail(2)	2,733.7	7.2%	2,619.0	8.1%
Energy and utilities	2,463.2	6.5%	2,151.7	6.6%
Business Services	2,236.7	5.9%	1,992.4	6.2%
Wholesale	2,143.2	5.6%	2,034.2	6.3%
Rail	1,932.9	5.1%	1,518.2	4.7%
Healthcare	1,779.3	4.7%	1,576.4	4.9%
Transportation	1,604.9	4.2%	1,645.1	5.1%
Finance and insurance	1,555.7	4.1%	1,085.7	3.4%
Oil and gas extraction / services	1,466.1	3.8%	1,672.0	5.2%
Maritime	997.9	2.6%	1,118.2	3.5%
Communications	724.0	1.9%	650.1	2.0%
Other (no industry greater than 2%)	2,726.4	7.0%	2,426.6	7.4%
Total	$38,139.5	100.0%	$32,362.3	100.0%
(1)	At September 30, 2020, includes manufacturers of chemicals, including pharmaceuticals (3.8%), petroleum and coal, including refining (2.7%), and stone, clay, glass and concrete (1.5%).
(2)	At September 30, 2020, includes retailers of general merchandise (2.7%) and food and beverage providers (1.3%).
(3)

In addition to the rail industry category, exposure in the Rail division is also included in other obligor industries, with the largest being $2.8 billion in manufacturing, $889.5 million in Oil and gas extraction / services and $873.7 million in wholesale.

Operating Lease Equipment — Rail

Rail serves over 500 customers, including all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately USD $500 million and greater), other railroads, as well as manufacturers and commodity shippers. At September 30, 2020 our total operating lease fleet consisted of approximately 118,300 railcars. The following table reflects the proportion of railcars by type based on units and net investment, respectively:

Operating lease Railcar Portfolio by Type as of September 30, 2020 (units and net investment)

Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered Hoppers	40	31
Tank Cars	29	51
Mill/Coil Gondolas	9	4
Coal	9	4
Boxcars	7	5
Other	6	5
Total	100	100

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer loans by product, including loans held for sale:

Consumer Loans (dollars in millions)

	September 30, 2020		December 31, 2019
	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$6,933.9	98.5%	$5,934.8	99.1%
Home equity lines of credit and other	102.2	1.5%	53.6	0.9%
Total loans	$7,036.1	100.0%	$5,988.4	100.0%

Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% based upon property address:

Consumer Loans Geographic Concentrations (dollars in millions)

	September 30, 2020		December 31, 2019
	Net Investment	% of Total	Net Investment	% of Total
California	$3,992.6	56.7%	$4,172.2	69.7%
Texas	383.7	5.5%	76.3	1.3%
Washington	362.6	5.2%	222.3	3.7%
Other states	2,297.2	32.6%	1,517.6	25.3%
Total loans	$7,036.1	100.0%	$5,988.4	100.0%

OTHER ASSETS AND OTHER LIABILITIES

The following tables present the components of other assets and other liabilities. The acquisition of MOB added $200 million and $94 million of other assets and other liabilities, respectively, on January 1, 2020.

Other Assets (dollars in millions)

	September 30,	December 31,
	2020	2019
Fair value of derivative financial instruments	$487.7	$190.7
Tax credit investments and investments in unconsolidated entities	405.8	365.6
Right of use assets	220.7	194.9
Counterparty receivables	198.3	126.5
Property, furniture and fixtures	191.6	160.0
Intangible assets, net	143.4	66.0
Current and deferred federal and state tax assets	50.1	55.6
Other(1)	582.8	479.9
Total other assets	$2,280.4	$1,639.2
(1)	Other includes prepaid expenses, accrued interest and dividends, executive retirement plan, accrued rent on operating leases, servicing advances, OREO, and other miscellaneous assets.

Other Liabilities (dollars in millions)

	September 30,	December 31,
	2020	2019
Accrued expenses and accounts payable	$509.6	$565.4
Lease liabilities	267.5	242.6
Commitment to fund tax credit investments	163.6	119.5
Current and deferred taxes payable	99.5	167.2
Fair value of derivative financial instruments	86.3	32.0
Allowance for off-balance sheet credit exposure	74.8	37.1
Accrued interest payable	47.4	92.9
Other(1)	541.2	448.0
Total other liabilities	$1,789.9	$1,704.7
(1)	Other consists of liabilities for taxes other than income, equipment maintenance liabilities, contingent liabilities and other miscellaneous liabilities.

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

•

Liquidity risk is the risk that the Company has an inability to maintain adequate cash or collateral resources and funding capacity to meet its obligations, including in stressed environments. See detailed discussion in the Funding and Liquidity section.

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

The composition of our interest rate sensitive assets and liabilities generally results in a net asset-sensitive position, concentrated at the short end of the yield curve, mostly driven by moves in LIBOR, whereby our assets will reprice faster than our liabilities. Interest rate sensitive assets generally consist of interest-bearing cash, investment securities, and commercial and consumer loans. Approximately 60% of our total Commercial and Consumer loans have floating contractual rates (or approximately 50% of our loans and leases), the majority of which are indexed to 1-month and 3-month LIBOR. Approximately 65% of our floating rate loans have index floors, of which 50% are set at 0%.

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

At September 30, 2020, deposits totaled $44.7 billion. The deposit rates we offer are influenced by market conditions and competitive factors. Market rates are the key drivers of deposit costs and we continue to optimize deposit costs by improving our deposit mix, which includes the addition of relatively low cost HOA deposits acquired as part of the MOB Acquisition. Changes in interest rates, expected funding needs, as well as actions by competitors, can affect our deposit taking activities and deposit pricing. We continue to believe our targeted non-maturity deposit customer retention is strong and we remain focused on optimizing our mix of deposits. We regularly test the effect of deposit rate changes and seek to achieve optimal alignment between assets and liabilities. As CIT continues to evolve its deposit strategies through the interest rate cycle and in response to the competitive landscape, management may periodically revise its deposit modelling assumptions and approaches in accordance with CIT’s governance structure.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The simulations we run require assumptions about rates, time horizons, balance sheet volumes, prepayment speeds, pricing and deposit behaviors, along with other inputs. The results presented below reflect the simulation of the NII Sensitivity over the next twelve months and the EVE Sensitivity over the life of the interest rate sensitive assets, liabilities and off-balance sheet items. These simulations assume an immediate 100 and 200 bps parallel increase for both December 2019 and September 2020 and a 25 bps parallel decrease for September 2020 from the market-based forward curve. The NII Sensitivity is presented based on an assumption that the balance sheet composition and size remain static over the 12-month projection period.

NII Sensitivity and EVE Sensitivity (dollars in millions)

	September 30, 2020			December 31, 2019
	+200 bps	+100 bps	-25 bps / 0% Floors	+200 bps	+100 bps
NII Sensitivity	$145	$89	$(10)	$49	$28
EVE Sensitivity	$(125)	$(24)	$(27)	$(442)	$(188)

The NII Sensitivity and EVE Sensitivity results presented above assume that the Company takes no action in response to the changes in interest rates and includes only impacts from interest rate related influences. NII Sensitivity generally assumes cash flows from portfolio run-off are reinvested in similar products or cash to keep the balance sheet static. For that reason and others, the estimated impacts do not reflect the likely actual results but serve as estimates of interest rate risk. NII Sensitivity is not comparable to actual results disclosed elsewhere or directly predictive of future values of other measures provided.

As part of our broader interest rate risk management practices, and more recently as a result of the COVID-19 pandemic related rate cuts, we have commenced running and reporting the 25 bps down shock with an assumption of a 0% floor since June 2020. In addition, we assess scenarios which do not floor market rates at 0%, thereby allowing market rates to turn negative. In such a scenario, we expect the NII sensitivity to be greater than the 25 bps down shock reported above.

As of September 30, 2020, changes in both the NII Sensitivity and EVE Sensitivity from December 31, 2019 for the up-rate shock scenarios (see table above) were largely driven by the increase in cash and other compositional changes on the balance sheet, the MOB Acquisition, and changes in the rate environment.

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

These measurements provide an estimate of our interest rate sensitivity; however, they do not account for potential changes in credit quality, size, mix, and prepayment characteristics of our balance sheet, changes in PAA, or changes in the competition for business in the industries we serve. They also do not account for other business developments such as the recently announced Definitive Merger Agreement impact and other actions that could affect NFR, or for management actions that could affect NFR or that could be taken to change our risk profile. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations. Further, the range of such simulations is not intended to represent our current view of the expected range of future interest rate movements.

FUNDING AND LIQUIDITY

As a result of our strategic transformation to source lower cost deposits with differentiated product features from expanded channels, we maintain a strong and diversified funding and liquidity foundation. As of September 30, 2020 we were 86% deposit funded, had a strong liquidity profile, and maintained a comprehensive liquidity risk management framework, including monitoring processes and systems, which are designed to ensure we have the appropriate level of liquidity to meet expected and contingent funding needs under both normal and stressed environments at the Company and CIT Bank.

CIT actively manages its liquidity and monitors liquidity risk through a suite of tiered early warning indicators along with management and Board limits. The assessments of liquidity risk are measured under the assumption of normal operating conditions as well as under a range of stress scenarios and use assumptions to reflect the changing market environment. Such scenarios cover a range of events, including systemic market-wide events and CIT-specific events. Liquidity stresses are applied in terms of duration and severity. Although not required by regulators, CIT continues to calculate and maintain a strong Liquidity Coverage Ratio above 100%, informed by Tier IV banks based on the FRB Tailoring Rule.

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

Oversight is provided by the Risk Management Committee, Enterprise Risk Committee, ALCO and the Risk Control Committee.

CIT closely monitors daily and intraday liquidity requirements in order to maintain appropriate amounts of Liquid Assets on our balance sheet and access to contingent sources of liquidity in order to meet our obligations.

During the market disruptions caused by the COVID-19 pandemic, we enhanced our monitoring and internal communication around liquidity risk. Consistent with our enhanced monitoring, we continue to maintain strong levels of Liquid Assets, above our internal limits.

At September 30, 2020 we had $12.5 billion of total Liquid Assets and $4.1 billion of contingent liquidity sources available, most of which is held at the Bank, commensurate with our assets.

•

At September 30, 2020, our Liquid Assets comprised 21% of total assets and included $6.5 billion of Available Cash[5] (of which $1.0 billion is available at the parent and non-bank subsidiaries) and $6.0 billion of High Quality Liquid securities (“HQL securities”), of which approximately $2.2 billion is pledged but not drawn against at the FHLB and are also available for sale.

•	At September 30, 2020, our contingent liquidity sources include:
o

A committed and secured ABL facility of $750 million available to the parent and non-bank subsidiaries, of which $729 million was unused, provided that eligible assets are available to serve as collateral. Based on eligible collateral as of September 30, 2020, net of reserves, $514 million was available to be drawn to support the FHC liquidity needs.

o	A committed Revolving Credit Facility of $300 million, of which $264 million was available to be drawn by CIT Group Inc.
o

FHLB capacity of $5.8 billion (collateralized by lending assets), of which approximately $2.5 billion was outstanding, resulting in $3.3 billion of available capacity for CIT Bank. (The $5.8 billion capacity amount excludes $2.0 billion of capacity to borrow against HQL securities, which are pledged at the FHLB but are available for sale until CIT borrows against the securities).

We continue to expand our tools to monetize HQL securities through the additional FHLB capacity and unutilized repo lines.

In addition, the Company has access to a borrowing facility with the FRB Discount Window and beginning May 1, 2020, CIT Bank has access to a secured borrowing facility with the FRB Paycheck Protection Program Liquidity Facility. No amounts were outstanding with these facilities. See “FRB” section further below.

Given the strong Bank liquidity position, we paid down $300 million FHLB callable debt in the third quarter.

Also, during the second quarter, CIT Group Inc. (i.e. the parent) issued $500 million of 3.929% fixed-to-floating rate senior unsecured notes due in 2024.

Cash

Cash totaled $6.7 billion at September 30, 2020 and $2.7 billion at December 31, 2019. The increase in cash during 2020 was primarily driven by deposit growth and the issuance of senior unsecured notes during the second quarter.

Investment Securities

Investment securities consisted primarily of US Treasury and Agency-issued fixed income securities and totaled $6.6 billion at September 30, 2020 and $6.3 billion at December 31, 2019, of which $6.4 billion and $6.0 billion, respectively, were AFS. Securities of $2.3 billion were pledged as of September 30, 2020 to secure public funds, FHLB financing availability, and derivative contracts and for other purposes as required or permitted by law. During 2020 we sold certain MBS securities.

We had $950 million of securities purchased under agreement to resell at December 31, 2019. See Note 6 — Investment Securities in Item 1 and below for additional information on types and maturities of investment securities.

Funding Sources

We fund our operations through deposits and borrowings. Deposits totaled $44.7 billion, 86% of total funding at September 30, 2020 and $35.1 billion, 84% of total funding at December 31, 2019. Borrowings totaled $7.3 billion at September 30, 2020 and $6.5 billion at December 31, 2019, respectively. The net increase in deposits since December 31, 2019 was primarily driven by $7.0 billion from the MOB Acquisition and strong growth in the homeowner association and commercial deposit channels. Borrowings consist of senior unsecured notes, subordinated unsecured notes and secured borrowings (FHLB advances and structured financings).

Unsecured borrowings decreased to 9% of total funding in the current quarter from 11% at December 31, 2019. Secured borrowings was 5% at September 30, 2020 and December 31, 2019. See further discussions below.

In calendar year 2020, we do not have any scheduled unsecured debt repayments or FHLB advances due, although most of our FHLB advances contain prepayment optionality allowing us to prepay the advance one year prior to maturity. Over the next twelve months, we have $500 million of unsecured borrowings due in March 2021. As of September 30, 2020, time deposits with maturities over the coming twelve months were $8.4 billion. See the contractual maturities table later in this section that includes borrowings and deposits. Also see Note 7 – Deposits and Note 9 – Borrowings in Item 1.

Through September 30, 2020, we paid $19 million in preferred dividends and $105 million of common dividends. In the fourth quarter, we have declared preferred dividends of $12 million and common dividends of approximately $35 million.

See FRB discussion later in this section for further details and the Net Finance Revenue section for a tabular presentation of our average funding mix for the period ended September 30, 2020.

[5]	Available cash consists of the unrestricted portions of ‘Cash and due from banks’ and ‘Interest-bearing cash’, excluding cash not accessible for liquidity, such as vault cash and deposits in transit.

Deposits

CIT Bank offers a full suite of deposit offerings to its commercial and consumer customers through a national online platform, a network of over 60 branches, which are in top MSAs in Southern California, and another 25 bank branches acquired with the MOB Acquisition, primarily in the Southwest, Midwest and Southeast. With the addition of $7.0 billion of deposits from MOB on the acquisition date, we added a leading national HOA deposit channel, which reaches over 4.5 million households. MOB’s relationship-driven commercial banking business also provides an opportunity to further grow commercial deposits, as it accelerates our presence in the middle market. See “Mutual of Omaha Bank Acquisition” section. In the third quarter we launched a new commercial online banking platform, designed to maximize efficiency and agility for our community association banking customers. The period end balances are as follows:

Deposits by Channel (dollars in millions)

	September 30, 2020		December 31, 2019
	Total	Percent of Total	Total	Percent of Total
Online	$20,156.5	45%	$19,014.0	54%
Branch	11,813.9	26%	11,230.6	32%
Homeowners association	5,567.0	12%	-	-%
Commercial	4,510.4	10%	2,228.6	6%
Brokered / other channel	2,658.4	7%	2,666.3	8%
Total deposits	$44,706.2	100%	$35,139.5	100%

The following table details our period end deposit balances by type:

Deposits by Type (dollars in millions)

	September 30, 2020		December 31, 2019
	Total	Percent of Total	Total	Percent of Total
Savings and money market	$27,213.0	61%	$21,059.8	60%
Time deposits	11,269.5	25%	11,157.7	32%
Interest-bearing checking	3,201.6	7%	1,328.9	4%
Non-interest bearing deposits	3,022.1	7%	1,593.1	4%
Total deposits	$44,706.2	100%	$35,139.5	100%

Commensurate with the Federal Reserve interest rate reductions, we have been lowering rates on our deposits. See “Net Finance Revenue” for discussion on deposits interest expense and rates.

At the Company, the period end loans and leases to deposits ratio was 101% at September 30, 2020, compared to 109% at December 31, 2019. At the Bank, the period end loans and leases to deposits ratio was 89% at September 30, 2020, compared to 94% at December 31, 2019.

Unsecured Borrowings

Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility had a total commitment amount of $300 million as of September 30, 2020, of which approximately $264 million was available to be drawn and the remainder was utilized for letters of credit. The facility commitment was down from $400 million at December 31, 2019, reflecting the renewal of the facility in the first quarter of 2020 at a lower commitment level and with an extended maturity date of November 1, 2021.

Senior Unsecured Notes

At September 30, 2020, senior unsecured notes outstanding totaled $4.2 billion and the weighted average coupon rate was 4.63%, compared to $4.0 billion and 4.62% at December 31, 2019. On June 19, 2020, CIT Group Inc. issued $500 million aggregate principal amount of senior unsecured fixed-to-floating rate notes due 2024 (the "Notes"). The Notes priced at par and bear interest at a fixed rate per annum of 3.929% semiannually in arrears on June 19 and December 19 beginning December 19, 2020. The Notes are callable on June 19, 2023. Beginning June 19, 2023 until the maturity, the Notes will bear interest at a floating rate based on SOFR plus a margin of 3.827% payable quarterly in arrears if not called. The Notes are senior unsecured obligations of CIT Group Inc. and are not guaranteed by any of CIT's subsidiaries.

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

Subordinated Unsecured Notes

Subordinated unsecured notes principal amount totaled $500 million as of September 30, 2020 and consisted of $100 million of 4.125% fixed-to-fixed subordinated notes due in 2029 and $400 million of 6.125% fixed rate subordinated notes due 2028, which are included in Tier 2 capital.

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

FHLB Balances (dollars in millions)

				December 31,
	September 30, 2020			2019
	Lending Assets	HQL Securities	Total	Total
Total borrowing capacity	$5,840.9	$2,043.3	$7,884.2	$6,350.5
Less:
Advances	(2,550.0)	—	(2,550.0)	(1,650.0)
Available capacity	$3,290.9	$2,043.3	$5,334.2	$4,700.5
Pledged assets (1)	$7,400.9	$2,194.7	$9,595.6	$6,987.6
Weighted Average Rate			0.56%	2.04%

(1)	December 31, 2019 pledged assets included $50.4 million of HQL securities.

CIT Bank may borrow additional FHLB advances, as liquidity needs arise or repay advances as liquidity allows. The available capacity of $5,334.2 million includes $2,043.3 million to borrow against $2,194.7 million of pledged HQL securities, which have not been borrowed against at September 30, 2020 and remain available for sale. FHLB advances and pledged assets are also discussed in Note 9 — Borrowings.

Other Secured and Structured Financings

Outstanding other secured and structured financings totaled $3.1 million at September 30, 2020, down from $361.1 million at December 31, 2019, driven by reduced borrowings under our ABL facility. The total borrowing capacity of the ABL facility was $750 million, with net availability based on eligible collateral. There were approximately $21 million of LCs outstanding and no borrowings at September 30, 2020. We reduced the borrowing capacity of the facility from $1 billion during the second quarter. The facility expires in December 2021.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight borrowings. Effective March 16, 2020, the FRB announced changes to the FRB Discount Window, including the extension of the term of such borrowings up to 90 days. The borrowing capacity is determined by the FRB based on the collateral pledged. There were no outstanding borrowings with the FRB Discount Window as of September 30, 2020 and December 31, 2019. See Note 9 — Borrowings in Item 1 for total balances pledged, including amounts to the FRB. Beginning May 1, 2020, CIT Bank can borrow from the FRB Paycheck Protection Program Liquidity Facility (“PPPLF”), which is used to provide term financing to CIT Bank backed by PPP loans. As of September 30, 2020, there were no outstanding borrowings with these facilities.

CIT Obligations

The following table summarizes contractual maturities for deposits with stated maturities and borrowings outstanding, which excludes the impact of amortization and accretion of certain items such as PAA discounts and original issue discounts, during the respective twelve-month periods.

Contractual Maturities – Time Deposits and Borrowings as of September 30 (dollars in millions)

	Total	2021	2022	2023	2024	Thereafter
Time deposits	$11,274.3	$8,368.9	$1,529.7	$275.1	$569.7	$530.9
Senior unsecured notes	4,263.6	500.0	1,147.0	750.0	1,000.0	866.6
Subordinated unsecured notes	500.0	—	—	—	—	500.0
FHLB advances	2,550.0	—	2,550.0	—	—	—
Other secured and structured financings	4.8	—	—	—	4.8	—
Time deposits and borrowings	$18,592.7	$8,868.9	$5,226.7	$1,025.1	$1,574.5	$1,897.5

The following table presents further detail on maturity dates of senior unsecured notes by tranches.

Senior Unsecured Notes (dollars in millions)

Maturity Date	Rate (%)	Date of Issuance	Par Value
March 2021	4.125%	March 2018	$500.0
August 2022	5.000%	August 2012	1,147.0
August 2023	5.000%	August 2013	750.0
February 2024	4.750%	August 2018	500.0
June 2024	3.929%	June 2020	500.0
March 2025	5.250%	March 2018	500.0
September 2025	2.969%	September 2019	315.2
Weighted average rate and total	4.617%		$4,212.2

Contractual Commitments

The following table summarizes commitment expiration during the respective twelve-month periods.

Commitment Expiration as of September 30 (dollars in millions)

	Total	2021	2022	2023	2024	2025+
Financing commitments (excluding leases)	$8,032.6	$2,810.0	$1,288.6	$1,635.5	$1,040.1	$1,258.4
Lessor commitments	711.1	638.6	72.5	—	—	—
Letters of credit	259.2	43.8	23.3	68.1	68.2	55.8
Deferred purchase agreements	1,870.4	1,870.4	—	—	—	—
Total contractual commitments	$10,873.3	$5,362.8	$1,384.4	$1,703.6	$1,108.3	$1,314.2

At September 30, 2020, substantially all of our undrawn financing commitments were senior facilities, with approximately 96% secured by commercial equipment or other assets, and the remainder primarily comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance and Real Estate Finance divisions of Commercial Banking and include unused revolver availability of $3.2 billion, which is subject to borrower base revolver capacity and covenant compliance. Also included in financing commitments are delayed draws and term loans of $2.7 billion. Customer draws on such facilities are subject to certain pre-determined contract conditions. The top ten undrawn financing commitments totaled $764.2 million at September 30, 2020. Financing commitments related to consumer loans totaled approximately $406.0 million.

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

CIT and CIT Bank, N.A. debt ratings, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and DBRS Inc. (“DBRS”) are presented in the following table:

Ratings

	S&P	Fitch	Moody’s	DBRS
Last Credit Update	10/20/20	10/16/20	10/16/20	10/16/20
CIT Group Inc.
Long Term Senior Unsecured Debt	BB+	BBB-	Ba1	BBB (low)
Subordinated Debt	BB	BB+	Ba1	BB (high)
Non-Cumulative Perpetual Stock	B+	B+	Ba3	BB (low)
Ratings Outlook / Trend	Positive (Watch)	Evolving	Upgrade (Review)	Positive (Review)
CIT Bank, N.A.
Issuer Rating	BBB-	BBB-	Ba1	BBB
Long Term Senior Bank Notes	BBB-	BBB-	Ba1	N/A
Deposit Rating (LT/ST)	N/A	BBB / F3	Baa1 / P-2	BBB / R-2 (high)
Outlook	Positive (Watch)	Evolving	Upgrade (Review)	Positive (Review)

N/A — Not Applicable

Rating agencies indicate that they base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, level and quality of earnings, and the current operating, legislative and regulatory environment, including implied government support. Potential changes in rating methodology as well as in the legislative and regulatory environment and the timing of those changes could impact the Company’s ratings, which could impact our liquidity and financial condition.

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

Return of Capital

We declared and paid the following dividends in 2020:

Declaration Date	Payment Date	Per Share Dividend
Common Stock
January 22, 2020	February 21, 2020	$0.35
April 16, 2020	May 22, 2020	$0.35
July 16, 2020	August 21, 2020	$0.35
Series A Preferred Stock
April 16, 2020	June 15, 2020	$29.00
Series B Preferred Stock (dividend per share rounded)
January 22, 2020	March 16, 2020	$0.48
April 16, 2020	June 15, 2020	$0.35
July 16, 2020	September 15, 2020	$0.35

On October 14, 2020, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.35 per outstanding common share. The common stock dividend is payable on November 20, 2020 to common shareholders of record as of November 6, 2020. On October 14, 2020, the Board of Directors of the Company declared a semi-annual cash dividend in the amount of $29 per share on Series A and a quarterly cash dividend of approximately $0.35 per outstanding Series B preferred stock. The dividends are payable on December 15, 2020 to Series A and B preferred shareholders of record as of November 30, 2020.

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve and OCC capital guidelines for assessing adequacy of capital. At September 30, 2020 and December 31, 2019, the capital ratios of the Company and CIT Bank exceeded all capital adequacy requirements.

In November 2017, the Federal Reserve Board, together with the OCC and FDIC adopted a final rule effective January 1, 2018 to extend the regulatory capital treatment under 2017 transition provisions for certain items, applicable to banking organizations that are not subject to advanced approaches capital rules (“Transition Final Rule”). These items include regulatory capital deductions, risk weights, and certain minority interest limitations. In July 2019, the federal bank regulators issued the final rule (“Simplification Final Rule”) to simplify the regulatory capital requirements for these items covered by the Transition Final Rule. The Simplification Final Rule was effective on April 1, 2020, but subsequently revised to January 1, 2020. The regulatory capital guidelines applicable to the Company and CIT Bank were the Basel III Rule and the Simplification Final Rule for the period ended September 30, 2020 and the Basel III Rule and the Transition Final Rule for the period ended December 31, 2019.

In March 2020, the OCC, FRB and FDIC collectively issued the Revised CECL Transition Rule for regulatory capital, which provides for the option to delay for two years the impact of CECL’s effect on regulatory capital, followed by a three-year transition period. The Company elected to use the 5-year transition under the Revised CECL Transition Rule, which resulted in a benefit of $203.9 million in capital as of September 30, 2020. See Note 13 – Regulatory Capital for further details regarding the 5-year transition.

Capital Components, Risk-Weighted Assets, and Capital Ratios (dollars in millions)

	September 30, 2020	December 31, 2019
CET1 Capital
Total common stockholders’ equity(1)	$5,239.0	$5,814.0
Effect of CECL transition impact on retained earnings (2)	203.9	—
Effect of certain items in AOCI excluded from CET1 Capital	(55.9)	43.0
Adjusted total equity	5,387.0	5,857.0
Goodwill, net of associated deferred tax liabilities (DTLs)	(134.3)	(361.7)
Intangible assets, net of associated DTLs	(132.5)	(50.9)
CET1 Capital	5,120.2	5,444.4
Additional Tier 1 Capital
Preferred Stock	525.0	525.0
Other Additional Tier 1 Capital deductions(3)	(0.1)	(0.1)
Total Additional Tier 1 Capital	524.9	524.9
Total Tier 1 Capital	5,645.1	5,969.3
Tier 2 Capital
Qualifying Tier 2 Capital Instruments	494.8	494.4
Qualifying adjusted allowance for credit losses(2) (4)	652.2	519.6
Total Tier 2 Capital	1,147.0	1,014.0
Total Capital	$6,792.1	$6,983.3
Risk-Weighted Assets	$51,899.5	$45,262.0
CIT Ratios
CET1 Capital Ratio	9.9%	12.0%
Tier 1 Capital Ratio	10.9%	13.2%
Total Capital Ratio	13.1%	15.4%
Tier 1 Leverage Ratio	9.2%	11.9%
CIT Bank, N.A. Capital Components and Ratios
CET1 Capital	$4,782.8	$4,879.6
Tier 1 Capital	4,782.8	4,879.6
Total Capital	5,642.4	5,644.3
Risk-Weighted Assets	44,462.4	37,150.5
CET1 Capital Ratio	10.8%	13.1%
Tier 1 Capital Ratio	10.8%	13.1%
Total Capital Ratio	12.7%	15.2%
Tier 1 Leverage Ratio	8.5%	11.0%
(1)	See Condensed Consolidated Balance Sheets for the components of total common stockholders’ equity.
(2)	Reflects the CECL transition impact based on the Revised CECL Transition Rule.
(3)	Represents covered funds deductions required by the Volcker Rule.
(4)

ACL included in Tier 2 Capital is limited to 1.25% of risk weighted assets and includes allowance for off-balance sheet credit exposures (i.e. unfunded lending commitments and DPAs) recorded in other liabilities.

CET1 Capital decreased from December 31, 2019, reflecting the year to date net loss, primarily due to the provision for credit losses, partially offset by the effect of the CECL transition impact on retained earnings of $203.9 million and the issuance of approximately $141 million in common shares on January 1, 2020 related to the MOB Acquisition.

See the “COVID-19 Pandemic Response” section (located in the beginning of this MDA) for discussion of the impact on capital due to the impacts from the MOB Acquisition, the adoption of CECL and the adverse impact from the COVID-19 pandemic thereon.

The reconciliation of balance sheet assets to RWA is presented below:

Risk-Weighted Assets (dollars in millions)

	September 30, 2020	December 31, 2019
Balance sheet assets	$60,865.0	$50,832.8
Risk weighting adjustments to balance sheet assets	(15,597.3)	(11,600.2)
Off-Balance sheet items	6,631.8	6,029.4
Risk-weighted assets	$51,899.5	$45,262.0

The increase in balance sheet assets reflects the MOB Acquisition that closed on January 1, 2020 and growth in cash balances from the increase in deposits during 2020. The risk weighting adjustments to balance sheet assets as of September 30, 2020 increased from December 31, 2019 as a result of the increases in cash deposited with the FRB risk-weighted at 0%, consumer loans risk-weighted at 50% due to the MOB Acquisition and higher mark-to-market gains on derivative contracts, partially offset by a reduction in reverse repos and the ACL increase due to the current macroeconomic environment.

The 2020 off-balance sheet items primarily reflect $3.4 billion of unused lines of credit (largely related to the Commercial and Real Estate Finance divisions), $1.9 billion related to DPAs (Commercial Finance division), $0.7 billion of derivative exposures, and $0.6 billion of other items. See Note 15 — Commitments in Item 1 for further detail on commitments.

See the “COVID-19 Pandemic Response” section for discussion of the impact on RWAs due to the MOB Acquisition, the adoption of CECL, and the adverse impact from the COVID-19 pandemic thereon.

Book Value, Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	September 30,	December 31,
	2020	2019
Total common stockholders' equity	$5,239.0	$5,814.0
Less goodwill	(140.4)	(369.9)
Intangible assets	(143.4)	(66.0)
Tangible book value(1)	$4,955.2	$5,378.1
Book value per share	$53.17	$61.37
Tangible book value per share(1)	$50.29	$56.77
(1)	Tangible book value and tangible book value per share are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of Non-GAAP to GAAP financial information

Book value ("BV") and tangible book value (“TBV”), and respective per share amounts, at September 30, 2020 decreased from December 31, 2019, reflecting the net loss during the year.

CIT BANK, N.A.

The following tables present condensed financial information for CIT Bank. Trends and significant items are discussed in the previous sections of the MD&A. Loans and leases not included in the bank primarily relate to certain rail assets and our factoring business. Balance changes compared to 2019 were primarily driven by the MOB Acquisition.

Condensed Balance Sheets (dollars in millions)

	September 30,	December 31,
	2020	2019
ASSETS:
Cash and deposits with banks	$6,488.5	$2,425.2
Securities purchased under agreement to resell	-	950.0
Investment securities	6,591.9	6,264.9
Assets held for sale	53.4	27.4
Loans	35,153.1	28,781.1
Allowance for credit losses	(1,162.7)	(455.2)
Operating lease equipment, net	5,206.6	4,686.8
Bank owned life insurance	1,160.4	1,043.2
Goodwill	115.1	323.1
Other assets	1,813.2	1,222.4
Total Assets	$55,419.5	$45,268.9
LIABILITIES AND EQUITY:
Deposits, including $932.8 and $683.4 due to affiliates at September 30, 2020 and December 31, 2019, respectively	$45,638.9	$35,822.9
FHLB advances	2,550.0	1,650.0
Borrowings, including $552.2 and $655.1 due to affiliates at September 30, 2020 and December 31, 2019, respectively	869.9	1,201.1
Other liabilities, including $110.4 and $73.1 payable to affiliates at September 30, 2020 and December 31, 2019, respectively	1,435.0	1,328.6
Total Liabilities	50,493.8	40,002.6
Total Equity	4,925.7	5,266.3
Total Liabilities and Equity	$55,419.5	$45,268.9

Capital Ratios – see Capital section

Loans and Leases, including HFS, by Segment (dollars in millions)

	September 30,	December 31,
	2020	2019
Commercial Banking
Commercial Finance	$14,950.5	$12,074.1
Business Capital	5,204.4	5,318.2
Rail	4,492.8	4,090.2
Real Estate Finance	7,669.2	5,398.4
Total	32,316.9	26,880.9
Consumer Banking
Consumer and Community Banking	6,222.3	4,531.4
Legacy Consumer Mortgages	1,873.9	2,083.0
Total	8,096.2	6,614.4
Total loans and leases	$40,413.1	$33,495.3

Condensed Statements of Operations (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Interest and fees on loans	$383.9	$403.3	$423.5	$1,235.5	$1,286.4
Other interest and dividends	27.2	29.2	55.2	101.7	175.1
Interest income	411.1	432.5	478.7	1,337.2	1,461.5
Interest on deposits	103.2	138.3	173.8	398.1	501.5
Interest on borrowings	6.8	10.6	12.2	31.2	46.8
Interest expense on deposits and payables with affiliated companies	3.4	3.2	4.1	11.0	15.8
Interest expense	113.4	152.1	190.1	440.3	564.1
Net interest revenue	297.7	280.4	288.6	896.9	897.4
Provision for credit losses	21.5	122.8	21.9	651.3	84.3
Net interest revenue, after credit provision	276.2	157.6	266.7	245.6	813.1
Rental income on operating leases	126.8	119.1	119.8	370.4	361.3
Other non-interest income	116.5	87.3	69.8	304.5	211.8
Total net revenue, net of interest expense and credit provision	519.5	364.0	456.3	920.5	1,386.2
Operating expenses	275.1	336.2	260.5	905.2	725.5
(Gain) loss on debt extinguishment and deposit redemptions	-	(15.4)	-	(15.4)	0.3
Goodwill impairment	-	-	-	323.1	-
Depreciation on operating lease equipment	64.5	62.6	57.8	187.3	176.0
Maintenance and other operating lease expenses	13.4	24.3	11.2	68.1	57.1
(Loss) income before provision for income taxes	166.5	(43.7)	126.8	(547.8)	427.3
Provision for income taxes	46.5	4.7	31.2	(66.2)	100.4
(Loss) income from continuing operations	120.0	(48.4)	95.6	(481.6)	326.9
Loss on discontinued operation	-	-	-	-	(2.0)
Net (loss) income	$120.0	$(48.4)	$95.6	$(481.6)	$324.9
New business volume - funded	$2,621.6	$3,062.3	$3,368.7	$9,255.6	$9,463.3

Net Finance Revenue (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Interest income	$411.1	$432.5	$478.7	$1,337.2	$1,461.5
Rental income on operating leases	126.8	119.1	119.8	370.4	361.3
Finance revenue	537.9	551.6	598.5	1,707.6	1,822.8
Interest expense	113.4	152.1	190.1	440.3	564.1
Depreciation on operating lease equipment	64.5	62.6	57.8	187.3	176.0
Maintenance and other operating lease expenses	13.4	24.3	11.2	68.1	57.1
Net finance revenue	$346.6	$312.6	$339.4	$1,011.9	$1,025.6
AEA	$54,277.6	$53,722.9	$42,150.9	$52,599.7	$42,103.0

Net Finance Margin

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Interest income	3.03%	3.22%	4.54%	3.39%	4.63%
Rental income on operating leases	0.93%	0.89%	1.14%	0.94%	1.14%
Finance revenue	3.96%	4.11%	5.68%	4.33%	5.77%
Interest expense	0.84%	1.13%	1.80%	1.12%	1.79%
Depreciation on operating lease equipment	0.48%	0.47%	0.55%	0.47%	0.56%
Maintenance and other operating lease expenses	0.10%	0.18%	0.11%	0.17%	0.18%
Net finance margin	2.55%	2.33%	3.22%	2.57%	3.25%

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

Adoption of ASU 2016-13 Financial Instruments - Credit Losses (Topic 326)

Background and Scope

On January 1, 2020 we adopted CECL, which replaces the previous incurred loss impairment model, that recognized credit losses when a probable loss threshold was met, with a current expected loss model that recognizes lifetime ECL immediately when a financial asset is originated or purchased. Refer to Note 1 – Business and Summary of Significant Accounting Policies in Item 1 for additional information about this new standard.

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

With respect to cash and interest-bearing cash, securities purchased under agreements to resell and most of our AFS debt securities, the impact from CECL has been negligible given the nature of the assets and related collateral, which has allowed for the assumption of zero loss. No credit loss is recognized on accrued interest receivable given the Company’s policy to reverse accrued and unpaid interest upon it becoming 90-days past due, except as described in Note 1 – Business and Summary of Significant Accounting Policies, related to accrued interest on loans with COVID-19 related deferment or forbearance arrangements. We establish an ACL on those balances. The largest asset classes subject to forecasts under CECL are held for investment loans and finance leases as well as related unfunded commitments.

CECL is not prescriptive with respect to ACL calculations, and estimating credit losses under this new standard is highly judgmental. Therefore, management continues to leverage a robust governance process to facilitate review, challenge and approval of the ACL.

Another change under CECL is that it replaces the prior accounting standard related to PCI loans with the concept of PCD. An entity records a PCD asset at the purchase price plus the ACL expected at the time of acquisition to establish the initial amortized cost basis. This is referred to as “gross-up” accounting, as under this method, there is no credit loss expense affecting net income on acquisition. Changes in estimates of ECL after acquisition are recognized as credit loss expense (or reversal of credit loss expense) in subsequent periods as they arise. Assets classified as PCI on the January 1, 2020 adoption date automatically became PCD assets with the gross-up methodology applied, and as a result there was no equity impact in connection with the transition / adoption. This change impacted our first quarter 2020 results in two ways: 1) in our legacy PCI portfolio where the PCD gross up / reclassification of non-accretable discount included in loan amortized cost resulted in a $120.5 million increase to ACL; and 2) the classification of certain loans from the MOB Acquisition as PCD, which resulted in the establishment of $20 million (net of acquisition date charge-offs of $38.6 million) in ACL through gross up. The January 1, 2020 ACL adjustment related to CIT’s initial adoption of CECL for CIT non-PCD assets (prior to the acquisition of MOB) was recorded as an offset to retained earnings, while the adjustment to the ACL related to non-PCD loans acquired from MOB was established via a charge to the first quarter provision for credit losses. Subsequent to the initial recognition, PCD loans are accounted for under the same methodology as non-PCD loans. See ACL roll forward table in Credit Metrics.

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

Forecasting Approach – Loans, including Investment in Finance Leases

We use multiple models to generate ECL forecasts while utilizing different segmentations for modeling and financial reporting. The model segmentation is generally driven by financial asset type, type of collateral or obligor characteristics (e.g., internal credit grade, industry). Reporting segmentation is driven by business segment and division. For modeling purposes, our commercial loan portfolio is segmented into four categories while the residential mortgage portfolio is segmented for LCM and jumbo mortgages. The primary segmentation characteristics for the commercial loan portfolio include the following:

•	Large ticket commercial
•	Commercial real estate
•	Small ticket commercial
•	Factoring receivables

We use a combination of internally-developed models and third-party models to develop loss estimates in our loan portfolios. Third-party models use external historical loan performance data while internal models are developed using a combination of internal and external historical loan performance data. Historical macroeconomic data is used together with historical loan performance data to identify correlations and select macro variables that would be expected to be appropriate predictors of loan losses in the future. Given the unprecedented economic and fiscal environment in 2020, correlations established using historical data have been subject to additional review and governance.

Key inputs into the CECL forecasting process include:

•	Data elements / attributes of the current portfolio (e.g., credit grade, term)
•	Forecasts for macroeconomic variables
•	Other management assumptions (e.g., prepayments, credit conversion factors for unfunded commitments)

Our commercial loan portfolios use internal PD and LGD grading systems that consider the current financial condition of the borrower, past performance and industry or collateral specifics, among other factors. We use PD and LGD to categorize loans with common risk attributes and these ratings are among the inputs into our loss models utilized to develop CECL allowances. Our residential mortgage portfolios are similarly dependent on borrower credit worthiness and collateral values as measured by FICO scores and Loan-to-Value ratios. These risk attribute measurements are consistent with the metrics used to monitor and measure credit risk as disclosed in Note 3 – Loans.

We utilize macroeconomic forecasts issued by a third party as inputs to our ACL loss models. We use a baseline forecast over the contractual term of the asset for all our portfolios in our quantitative ACL calculations, and consider the forecast to be reasonable and supportable for the life of the loan. More than 75 percent of the portfolio consists of commercial loans which have a weighted average remaining life of approximately two to two and a half years. The following variables are most relevant for the CIT modeling suite:

•	Corporate profits
•	Credit spreads
•	Gross domestic product (“GDP”) growth rate
•	Home price index
•	Inflation
•	Manufacturing capacity utilization
•	Personal consumption
•	Retail sales
•	Unemployment rate

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

2020 Third Quarter ACL

Our ACL was $1.2 billion as of September 30, 2020, generally flat relative to June 30, 2020 but a significant increase of $724 million compared to an ACL of $483 million at December 31, 2019.

Implementation of CECL and the MOB Acquisition resulted in an increase to the ACL of approximately $280 million from $483 million at December 31, 2019 to $763 million at January 1, 2020. Approximately $141 million of this increase was related to PCD loans and therefore did not impact the Company’s capital. The increase in the ACL consisted of:

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

The onset of the COVID-19 pandemic drove the remainder of the increase in reserve in the first quarter to $1.1 billion at March 31, 2020 and continued to impact the reserve in the second quarter with an ACL of $1.2 billion at June 30, 2020. As described above, the ACL was generally flat as compared to prior quarter at $1.2 billion as of September 30, 2020 and reflects CIT’s view of the current macroeconomic environment, as well as reasonable and supportable forecasts. In the third quarter the allowance for the collectively evaluated loans utilized a September Baseline scenario as a key input to the quantitative component of the ACL. This forecast showed improvement compared to the second quarter but still reflects an economic environment that has recessionary characteristics (e.g., a heightened unemployment rate). It should be noted that the GDP growth from the third quarter of 2020 to the fourth quarter of 2021, taken together with the decline in GDP in the first half of 2020, results in no material change to GDP over the two-year period. The following table presents the key assumptions utilized for the quantitative component of the ACL.

Key Assumptions Utilized for the Quantitative Component of the ACL

	Q3 2020	Q4 2020	Q1 2021	Q2 2021	Q3 2021	Q4 2021
GDP(1)	26.6%	2.9%	3.6%	3.1%	4.4%	6.0%
Unemployment(2)	8.9%	9.1%	8.9%	8.7%	8.3%	7.8%

(1)	GDP represents real GDP growth, annualized percentage change
(2)	Unemployment represents the unemployment rate

In addition to the updated scenario there were qualitative adjustments that continued to affect the allowance for the collectively evaluated loans. Qualitative reserve adjustments are applied to the reserve for items not directly captured in the quantitative component of the reserve and included items such as macroeconomic uncertainty, risk to specific industries or portfolio segments, potential changes in collateral value and other factors. Our approach to macroeconomic uncertainty is described above and utilizes upside and downside scenarios. The downside scenario used in the third quarter projected unemployment rates approximately 2% to 3% higher than the baseline in 2021.

Our allowance for off-balance sheet credit exposures was $75 million as of September 30, 2020, compared to $81 million as of June 30, 2020 and $37 million as of December 31, 2019. The decrease in the third quarter reflects improvement in the macroeconomic forecast compared to the prior quarter.

Debt Securities

We use two third-party models to develop loss estimates in our AFS debt securities portfolio – one for structured assets (e.g., MBS) and one for non-structured assets – (e.g., Corporate Bonds, Municipal Bonds, Treasury Securities). Both models use the discounted cash flow method (“DCF”) where the present value of expected cash flows is compared to amortized cost to derive the ECL.

The transition impact of adopting CECL was insignificant and had no equity impact, as these assets were reflected at fair value, with an adjustment to AOCI under the accounting prior to the adoption of CECL. The negligible adjustment reflected the fact that the majority of the portfolio qualified for the zero-loss assumption. The total provision for the third quarter related to the AFS debt securities portfolio was not significant.

Goodwill

The consolidated goodwill balance as of September 30, 2020 was $140.4 million, or approximately 0.23% of total assets. CIT acquired MOB on January 1, 2020, which resulted in the initial recording of $121.6 million of goodwill in the first quarter of 2020. A measurement period adjustment was recorded in the third quarter of 2020 which reduced goodwill by $6.4 million to $115.2 million. The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows (that may reflect collateral values), market conditions and other future events that are highly subjective in nature.

Goodwill is assessed for impairment at least annually, or more often if events or circumstances have changed significantly from the annual test date that would indicate a potential reduction in the fair value of the RU below its carrying value. Impairment exists when the carrying amount of goodwill exceeds its implied fair value.

The overall deterioration in the macroeconomic environment, challenges in the banking industry, including the low rate environment, and, in particular, the sustained decrease in CIT’s and its peer companies’ stock prices triggered the need for an interim goodwill impairment test in the first quarter of 2020. Based on the interim assessment, the Company recorded an impairment of $344.7 million during the first quarter, including the goodwill associated with the Commercial Finance and Real Estate Finance RUs within the Commercial Banking segment of $301.5 million and the Consumer Banking RU of $43.2 million. This goodwill was primarily related to the OneWest Bank acquisition. With respect to the $115.2 million of goodwill associated with RUs from the MOB Acquisition, there was no trigger event identified. In addition, the $25 million of goodwill associated with the Rail RU was assessed and was determined not to be impaired. No trigger event was identified during the second or third quarters with respect to the remaining goodwill.

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

Allowance for Credit Losses (“ACL”) reflects the estimated credit losses over the full remaining expected life of the portfolio. See CECL below. For presentation purposes, the previously reported 2019 allowance for loan losses has been re-labeled as ACL in certain tables and text in this document.

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

High Quality Liquid Securities (“HQL securities”) consist of readily-marketable, unpledged securities, as well as securities pledged but not drawn against at the FHLB and available for sale, and generally is comprised of Treasury and Agency securities held outright or via reverse repurchase agreements.

Liquid Assets includes Available Cash and HQL securities.

Pledged Assets are those required under the collateral maintenance requirement in connection with borrowing availability at the FHLB, which are comprised primarily of consumer and commercial real estate loans and also include certain HQL securities that are available for secured funding at the FHLB.

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

SELECT DATA

Select Data (dollars in millions, except per share amounts)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Select Statement of Operations Data
Net interest revenue	$257.8	$244.4	$259.5	$790.1	$813.2
Provision for credit losses	63.3	223.6	26.6	800.8	88.2
Total non-interest income	347.3	303.5	312.7	991.2	946.3
Total non-interest expenses	426.6	482.8	428.8	1,720.4	1,227.3
(Loss) income from continuing operations, net of tax	85.7	(85.3)	142.8	(623.9)	398.8
Net (loss) income	85.7	(85.3)	142.8	(623.9)	399.3
Net (loss) income available to common shareholders	82.9	(97.6)	142.8	(642.8)	389.9
Per Common Share Data
Diluted (loss) income per common share - continuing operations	$0.84	$(0.99)	$1.50	$(6.54)	$3.99
Diluted (loss) income per common share	0.84	(0.99)	1.50	(6.54)	4.00
Book value per common share	53.17	52.97	60.27
Tangible book value per common share	50.29	49.93	55.60
Dividends declared per common share	0.35	0.35	0.35	1.05	1.05
Dividend payout ratio	41.6%	NM	23.3%	NM	26.3%
Performance Ratios
Return (available to common shareholders; continuing operations) on average common stockholders' equity	6.35%	NM	10.14%	NM	9.25%
Return (available to common shareholders; continuing operations) on average tangible common stockholders' equity	7.24%	NM	11.39%	NM	10.47%
Net finance revenue as a percentage of average earning assets	2.27%	2.14%	3.06%	2.37%	3.13%
Return (available to common shareholders; continuing operations) on AEA	0.57%	NM	1.24%	NM	1.12%
Average total equity to average total asset ratio	9.5%	9.7%	12.1%	10.2%	12.1%
Balance Sheet Data
Loans including receivables pledged	$37,319.6	$37,518.3	$31,345.5
Allowance for credit losses	(1,206.2)	(1,202.7)	(486.2)
Operating lease equipment, net	7,799.3	7,778.1	7,099.9
Total cash and deposits	6,705.6	8,080.3	1,824.6
Investment securities	6,608.8	5,656.5	6,109.7
Total assets	60,865.0	61,702.4	51,403.1
Deposits	44,706.2	45,815.2	35,910.0
Borrowings	7,284.7	7,597.9	6,423.2
Total common stockholders’ equity	5,239.0	5,214.3	5,708.5
Credit Quality
Non-accrual loans as a percentage of loans	1.73%	1.48%	0.95%
Net charge-offs as a percentage of average loans	0.71%	1.79%	0.34%	1.02%	0.39%
Allowance for credit losses as a percentage of loans	3.23%	3.21%	1.55%
Capital Ratios
CET1 capital ratio	9.9%	10.0%	11.6%
Tier 1 capital ratio	10.9%	11.0%	12.3%
Total capital ratio	13.1%	13.2%	14.3%

NM – not meaningful

NON-GAAP FINANCIAL MEASUREMENTS

The SEC has regulations that apply to any public disclosure or release of material information that includes a non-GAAP financial measure. A non-GAAP financial measure is a numerical measure of a company’s historical or future financial performance or financial position that may either exclude or include amounts or is adjusted in some way to the effect of including or excluding amounts, as compared to the most directly comparable measure calculated and presented in accordance with GAAP financial statements. These non-GAAP measures are not in accordance with, or a substitute for, GAAP and may be different from or inconsistent with non-GAAP financial measures used by other institutions.

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

1.	Total Net Revenue, Net Finance Revenue, and Net Operating Lease Revenue

Total net revenue is a non-GAAP measure that represents the combination of NFR and other non-interest income and is an aggregation of all sources of revenue for the Company. The source of the data is various statement of income line items, arranged in a different order, and with different subtotals than included in the statement of income, and therefore is considered non-GAAP. Total net revenue is used by management to monitor business performance and is used by management to calculate a net efficiency ratio, as discussed below in item 2.

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

Total Net Revenue and Net Operating Lease Revenue (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Interest income	$423.3	$446.9	$503.4	$1,383.8	$1,535.4
Rental income on operating lease equipment	201.3	200.9	211.7	612.0	642.4
Finance revenue (Non-GAAP)	624.6	647.8	715.1	1,995.8	2,177.8
Interest expense	165.5	202.5	243.9	593.7	722.2
Depreciation on operating lease equipment	82.5	81.1	76.0	241.9	232.2
Maintenance and other operating lease expenses	48.6	56.1	41.9	158.3	140.0
Net finance revenue (NFR) (Non-GAAP)	328.0	308.1	353.3	1,001.9	1,083.4
Other non-interest income	146.0	102.6	101.0	379.2	303.9
Total net revenues (Non-GAAP)	$474.0	$410.7	$454.3	$1,381.1	$1,387.3

NFR (Non-GAAP)	$328.0	$308.1	$353.3	$1,001.9	$1,083.4
Net finance margin (NFR as a % of AEA)(NFM)(Non-GAAP)	2.27%	2.14%	3.06%	2.37%	3.13%

Net Operating Lease Revenue
Rental income on operating leases	$201.3	$200.9	$211.7	$612.0	$642.4
Depreciation on operating lease equipment	82.5	81.1	76.0	241.9	232.2
Maintenance and other operating lease expenses	48.6	56.1	41.9	158.3	140.0
Net operating lease revenue (Non-GAAP)	$70.2	$63.7	$93.8	$211.8	$270.2

2.	Operating Expenses and Net Efficiency Ratio

Operating expenses excluding restructuring costs and intangible asset amortization is a non-GAAP measure used by management to compare period over period expenses. We exclude restructuring costs and intangible amortization from operating expenses as they are charges resulting from our strategic initiatives and not our operating activity. In addition, we exclude other noteworthy items to monitor the underlying level of operating expenses. Non-GAAP operating expenses are reconciled to GAAP in the “Non-Interest Expenses” section table.

Another key performance metric monitors our expense usage via our net efficiency calculation. Net efficiency ratio is a non-GAAP measurement used by management to measure the level of operating expenses (before restructuring costs and intangible amortization) to total net revenues. The base ratio is derived by dividing the operating expenses (before restructuring costs and intangible amortization) by total net revenue (see components in Item 1 above). A lower result reflects a more efficient use of our expenses to generate revenue.

We present a second net efficiency calculation that excludes other noteworthy items in the numerator and denominator due to their episodic nature and size. (Restructuring costs are considered noteworthy items.) Due to the exclusions of the items, both calculations are considered non-GAAP measures.

See “Non-Interest Expenses” for operating expenses.

Net Efficiency Ratio (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Total net revenues (Non-GAAP)	$474.0	$410.7	$454.3	$1,381.1	$1,387.3
Net efficiency ratio (Non-GAAP)	60.6%	76.6%	63.8%	67.2%	59.3%
Net efficiency ratio, excluding noteworthy items (Non-GAAP)	60.4%	71.8%	57.5%	64.5%	57.2%
(1)	There were no noteworthy items impacting total net revenues for the periods in the table.
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

Average Earnings Assets and Earning Assets (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Average Earning Assets (Non-GAAP)	$57,768.0	$57,589.0	$46,244.8	$56,352.5	$46,187.6

	September 30,	June 30,	September 30,
Period End Earning Assets	2020	2020	2019
Loans	$37,319.6	$37,518.3	$31,345.5
Operating lease equipment, net	7,799.3	7,778.1	7,099.9
Assets held for sale	56.7	82.7	169.2
Credit balances of factoring clients	(1,320.2)	(989.1)	(1,238.4)
Interest-bearing cash	6,529.9	7,898.7	1,617.3
Investment securities and securities purchased under agreement to resell	6,608.8	5,756.5	8,109.7
Total earning assets (Non-GAAP)	$56,994.1	$58,045.2	$47,103.2
Certain portfolios within the segments were being managed and are being either run-off or sold. These include the LCM portfolio and NSP in Corporate. In order to gauge the underlying level of loans and leases, management will exclude these portfolios when comparing to prior periods. By excluding these from the total of loans, operating lease equipment and AHFS balances on the balance sheet, this metric is considered non-GAAP, and is presented only to assist the reader in understanding how management views the underlying change in earning asset levels in aggregate. To gauge the growth in the underlying portfolios relative to 2019, we excluded the acquired assets of MOB. The following table reflects the average balances for the respective periods.

Core Average Loans and Leases (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Total average loans (incl HFS, net of credit balances)	$36,301.6	$37,109.8	$30,071.2	$36,633.8	$29,694.8
Total average operating lease equipment (incl HFS)	7,824.4	7,602.1	7,062.1	7,615.0	7,025.1
Total average loans and leases (Non-GAAP)	44,126.0	44,711.9	37,133.3	44,248.8	36,719.9
Average non-core portfolio, LCM	1,979.7	2,065.6	2,330.1	2,066.7	2,564.3
Average non-core portfolios, NSP	-	-	5.7	-	13.5
Average core loans and leases	42,146.3	42,646.3	34,797.5	42,182.1	34,142.1
Average MOB	5,852.4	6,210.0	-	6,113.7	-
Average core loans and leases, excluding MOB (Non-GAAP)	$36,293.9	$36,436.3	$34,797.5	$36,068.4	$34,142.1

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

Tangible Book Value (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Total common shareholders' equity	$5,239.0	$5,214.3	$5,708.5	$5,239.0	$5,708.5
Less: goodwill	140.4	146.8	369.9	140.4	369.9
Less: Intangible assets	143.4	151.8	71.8	143.4	71.8
Tangible common equity for ROTCE (Non-GAAP)	$4,955.2	$4,915.7	$5,266.8	$4,955.2	$5,266.8
Average tangible common equity (Non-GAAP)	$4,927.9	$4,987.3	$5,167.0	$5,060.6	$5,127.8

Income (loss) from continuing operations available to common shareholders	$82.9	$(97.6)	$142.8	$(642.8)	$389.4
Goodwill impairment, after tax	-	-	-	339.0	-
Intangible asset amortization, after tax	6.3	4.0	4.3	18.5	13.1
Non-GAAP income (loss) from continuing operations - for ROTCE calculation	$89.2	$(93.6)	$147.1	$(285.3)	$402.5
Return on average tangible common equity (Non-GAAP)	7.24%	NM	11.39%	NM	10.47%
Non-GAAP income (loss) from continuing operations (from the following non-GAAP noteworthy tables)	$82.7	$(61.4)	$122.5	$(217.1)	$369.1
Intangible asset amortization, after tax	6.3	4.0	4.3	18.5	13.1
Non-GAAP income (loss) from continuing operations - for ROTCE calculation, excluding noteworthy items	$89.0	$(57.4)	$126.8	$(198.6)	$382.2
Preferred dividend normalization	(4.7)	4.7	(4.7)	(4.7)	(4.7)
Non-GAAP (loss) income from continuing operations - for ROTCE calculation, excluding noteworthy items and preferred dividend normalization	$84.3	$(52.7)	$122.1	$(203.3)	$377.5
Return on average tangible common equity, after noteworthy items (Non-GAAP)	7.22%	NM	9.82%	NM	9.94%
Return on average tangible common equity, after noteworthy items and preferred dividend normalization	6.84%	NM	9.46%	NM	9.82%

5.	Net income (loss) excluding noteworthy items

Net income and net loss excluding noteworthy items are non-GAAP measures that exclude items from the respective line item in the GAAP statement of income. The Company believes that adjusting for these items provides the user of CIT’s financial information a measure of the underlying performance of the Company. The non-GAAP noteworthy items are summarized in the following categories: significant due to the size of the transaction; transactions pertaining to items no longer considered core to CIT’s on-going operations (e.g. sales of non-strategic portfolios); and other items, such as restructuring costs.

Net loss, Excluding Noteworthy Items (dollars in millions, except per share data)

		Pre-tax		After-Tax	Per
Description	Line Item	Balance	Tax(2)	Balance	Share
Quarter Ended September 30, 2020
Net income available to common shareholders				$82.9	$0.84
MOB merger and integration costs	Operating expenses	$12.6	$(3.8)	8.8	0.09
Performance Stock Units expense reversal	Operating expenses	(12.1)	3.1	(9.0)	(0.09)
Non-GAAP net income available to common shareholders, excluding noteworthy items(1)				$82.7	$0.84

Quarter Ended June 30, 2020
Net loss available to common shareholders				$(97.6)	$(0.99)
Restructuring charges	Operating expenses	$37.2	$(13.6)	23.6	0.24
MOB merger and integration costs	Operating expenses	19.9	(7.3)	12.6	0.13
Non-GAAP income available to common shareholders, excluding noteworthy items(1)				$(61.4)	$(0.62)

Quarter Ended September 30, 2019
Net income available to common shareholders				$142.8	$1.50
Building impairment charge	Operating expenses	$28.9	$(7.3)	21.6	0.23
Restructuring charge	Operating expenses	15.1	(3.8)	11.3	0.12
Change in indefinite reinvestment tax assertion	(Benefit) provision for income taxes	-	(53.2)	(53.2)	(0.56)
Non-GAAP net income available to common shareholders, excluding noteworthy items(1)				$122.5	$1.29

Nine Months Ended September 30, 2020
Net loss available to common shareholders				$(642.8)	$(6.54)
MOB day 1 provision for credit losses	Provision for credit losses	$44.8	$(8.1)	36.7	0.37
Performance Stock Units expense reversal	Operating expenses	(12.1)	3.1	(9.0)	(0.09)
Restructuring charges	Operating expenses	37.2	(13.6)	23.6	0.24
MOB merger and integration costs	Operating expenses	49.6	(14.2)	35.4	0.36
Goodwill impairment	Goodwill impairment	344.7	(5.7)	339.0	3.45
Non-GAAP net loss available to common shareholders, excluding noteworthy items(1)				$(217.1)	$(2.21)

Nine Months Ended September 30, 2019
Net income available to common shareholders				$389.9	$4.00
Building impairment charge	Depreciation on operating lease equipment	$28.9	$(7.3)	21.6	0.22
Restructuring charge	Other non-interest income	15.1	(3.8)	11.3	0.12
Change in indefinite reinvestment tax assertion	Other non-interest income	-	(53.2)	(53.2)	(0.55)
Non-GAAP net income available to common shareholders, excluding noteworthy items(1)				$369.6	$3.79

Income from continuing operations available to common shareholders				$389.4	$3.99
Building impairment charge	Depreciation on operating lease equipment	$28.9	$(7.3)	21.6	0.22
Restructuring charge	Other non-interest income	15.1	(3.8)	11.3	0.12
Change in indefinite reinvestment tax assertion	Other non-interest income	-	(53.2)	(53.2)	(0.55)
Non-GAAP income from continuing operations available to common shareholders, excluding noteworthy items(1)				$369.1	$3.78

(1)	Items may not sum due to rounding.
(2)	Income tax rates vary depending on the specific item and the entity location in which it is recorded.

6.	Effective Tax Rate Reconciliation

The provision for income taxes before noteworthy items and tax discrete items and the respective effective tax rate are non-GAAP measures, which management uses for analytical purposes to understand the Company’s underlying tax rate. Noteworthy items are presented in item 5 above, and discussed in various sections of the MD&A. The tax discrete items are discussed in the Income Tax section.

Effective Tax Rate Reconciliation - Noteworthy Items (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Provision (benefit) for income taxes - GAAP	$29.5	$(73.2)	$(26.0)	$(116.0)	$45.2
Income tax on noteworthy items	0.7	20.9	64.3	38.5	64.3
Provision (benefit) for income taxes, before noteworthy items - Non-GAAP	30.2	(52.3)	38.3	(77.5)	109.5
Income tax - remaining discrete items	(0.1)	(1.1)	0.3	1.8	11.9
Provision (benefit) for income taxes, before noteworthy and discrete tax items - Non-GAAP	$30.1	$(53.4)	$38.6	$(75.7)	$121.4
Income (loss) from continuing operations before (benefit) provision for income taxes - GAAP	$115.2	$(158.5)	$116.8	$(739.9)	$444.0
Noteworthy items before tax	0.5	57.1	44.0	464.2	44.0
Adjusted income (loss) from continuing operations before (benefit) provision for income taxes and discrete items - Non-GAAP	$115.7	$(101.4)	$160.8	$(275.7)	$488.0
Effective tax rate	25.6%	46.2%	(22.3)%	15.7%	10.2%
Effective tax rate, excluding noteworthy items - Non-GAAP	26.1%	51.6%	23.8%	28.1%	22.4%
Effective tax rate, excluding noteworthy and tax discrete items - Non-GAAP	26.0%	52.7%	24.0%	27.4%	24.9%
7.	Regulatory Capital Measures

Included within this Form 10-Q are risk-weighted assets, risk-based capital and leverage ratios as calculated under the Basel III Rule, the Simplification Final Rule and the Revised CECL Transition Rule as of September 30, June 30, and March 31, 2020, and the Transition Final Rule as of December 31, 2019. Such measures are considered key regulatory capital measures used by banking regulators, investors and analysts to assess CIT’s (as a BHC) regulatory capital position and to compare CIT to other financial institutions. For information on our capital ratios and requirements, see the “Capital” and “COVID-19 Pandemic Response” sections.

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

•	our pending merger with First Citizens,
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
•

regulatory changes and developments, including changes in laws or regulations governing our business and operations, or affecting our assets, including our operating lease equipment or changes in the regulatory environment, whether due to events or factors specific to CIT, or other large multi-national or regional banks, or the industry in general, including developments that could negatively affect our pending merger with First Citizens,

•

risks associated with dispositions of businesses or asset portfolios, including how to replace the income associated with such businesses or asset portfolios and the risk of residual liabilities from such businesses or portfolios,

•

risks associated with acquisitions of asset portfolios or businesses, such as MOB, including integrating technology and operations, merging cultures, and reducing duplication in personnel, policies, internal controls, and systems,

•

the duration, extent and severity of the COVID-19 pandemic, as well as the responses of federal, state and local governments to the pandemic, including the impact across our business, operations and employees as well as the effect on our customers and service providers and on the economy and markets more generally, and on First Citizens’ and/or CIT’s ability to complete the proposed merger,

•	risks and uncertainties relating to our pending merger with First Citizens, including, among others,
•

the risk that the cost savings, any revenue synergies and other anticipated benefits of the proposed merger may not be realized or may take longer than anticipated to be realized, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the condition of the economy and competitive factors in areas where First Citizens and CIT do business,

•	disruption to the parties’ businesses as a result of the announcement and pendency of the proposed merger and diversion of management’s attention from ongoing business operations and opportunities,
•	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement,
•

the risk that the integration of First Citizens’ and CIT’s operations will be materially delayed or will be more costly or difficult than expected or that First Citizens and CIT are otherwise unable to successfully integrate their businesses,

•	the failure to obtain the necessary approvals of the stockholders of First Citizens and/or CIT,
•	the outcome of any legal proceedings that may be instituted against First Citizens and/or CIT,
•

the failure to obtain required governmental approvals (and the risk that such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction),

•

reputational risk and potential adverse reactions of First Citizens’ and/or CIT’s customers, suppliers, employees or other business partners, including those resulting from the announcement or completion of the proposed merger,

•	the failure of any of the closing conditions in the definitive merger agreement to be satisfied on a timely basis or at all,
•	delays in closing the proposed merger,
•	the possibility that the proposed merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events, and
•	any of the foregoing risks or other factors that may affect CIT’s future results of operations.

Any or all of our forward-looking statements here or in other publications may turn out to be wrong, and there are no guarantees regarding our performance. We do not assume any obligation to update any forward-looking statement for any reason.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, (the “Exchange Act”) as of September 30, 2020. Based on such evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as noted below, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Risk factors remain unchanged during 2020, except for the additional factors noted below. For a discussion of risk factors, see Part I, Item 1A. Risk Factors, of CIT’s 2019 Form 10-K, and Forward-Looking Statements of this Form 10-Q.

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

We continue to monitor the sectors that are most susceptible to economic uncertainty as a result of the COVID-19 pandemic. The COVID-19 pandemic has significantly reduced demand for goods and service for many of our customers and other businesses in sectors that we service. In the retail sector, our exposure is in the factoring business, principally in trade receivables, and to a lesser extent in the commercial real estate business. In the hospitality and transportation sectors, we have loan exposures to the restaurant, lodging, gaming, maritime, aviation and rail industries. The significant declines in the price of, and demand for, oil and gas may have negative effects on not only our loan exposures in the exploration and production sector, but may also lead to a decreased demand for our railcars, and could have a significant adverse effect on the demand for ships that are collateral for our loans. Further, we have exposure to small businesses through both equipment loans and leases and through SBA loans, which could be adversely affected by the extensive closure of businesses in many states during the COVID-19 pandemic.  We also have exposure to single family residential mortgages, which could be adversely affected by job losses due to the economic dislocation resulting from the COVID-19 pandemic. Further, we have implemented several forms of temporary relief to our consumer and commercial customers, including payment deferrals, suspension of foreclosures and evictions, and fee waivers for ATM transactions, overdrafts, and early withdrawal of certificates of deposit, which may adversely affect our revenue and results of operations or result in higher rates of default and increased credit losses in future periods.

The potential negative effects of the COVID-19 pandemic on us and the industries to which we are exposed resulted in substantial decreases in our stock price during the first quarter, which remained depressed during the second and third quarters compared to 2019. With the decline in market values across our peers and our decrease in financial results in the current and forecasted economic environment, we recognized a significant impairment to our goodwill in the first quarter. If the effects of the COVID-19 pandemic cause continued or extended decline in the economic environment and our financial results, we may be required to recognize further impairment of our goodwill.

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

Merger-Related Risks

Failure to complete the merger with First Citizens could negatively affect our stock price and our future business and financial results.

If our pending merger with First Citizens is not completed for any reason, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the merger, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets, including negative effects on our stock price
•	we may experience negative reactions from our customers and vendors
•	we will have incurred substantial expenses and will be required to pay certain costs relating to the merger, including legal, accounting, and other fees, whether or not the merger is completed
•

our management team will have devoted substantial time and resources to matters relating to the merger, and would otherwise have devoted their time and resources to other opportunities that may have been beneficial to CIT.

In addition, if the Merger Agreement is terminated and CIT seeks another merger or business combination, the market price of our common stock could decline, which could make it more difficult to find a party willing to offer equivalent or more attractive consideration than the consideration First Citizens has agreed to provide in the merger.

We will be subject to uncertainties while our merger with First Citizens is pending, which would adversely affect our business.

Uncertainty about the effect of the merger on our employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause customers and others that deal with us to seek to change their existing business relationships with us. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their roles with the surviving corporation following the merger.

The Merger Agreement may be terminated and our merger with First Citizens may not be completed.

The Merger Agreement is subject to a number of customary closing conditions, including the receipt of regulatory approvals and the requisite approvals of our and First Citizens’ stockholders. Conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed. In addition, we and/or First Citizens may elect to terminate the Merger Agreement under certain circumstances.

Our ability to complete our pending merger with First Citizens is subject to various regulatory approvals, which may impose conditions that could adversely affect us.

Before our pending merger with First Citizens may be completed, we must obtain federal and state regulatory approvals, including approval of the FRB, the FDIC, and the North Carolina Commissioner of Banks. These regulators may impose conditions on the completion of the merger, and any such conditions could have the effect of delaying completion of the merger or causing a termination of the Merger Agreement. There can be no assurance as to whether regulatory approval will be received, the timing of that approval, or whether any conditions will be imposed.

Shareholder litigation could prevent or delay the closing of our pending merger with First Citizens or otherwise negatively affect our business and operations.

We may incur additional costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with our pending merger with First Citizens. Such litigation could have an adverse effect on our financial condition and results of operations and could prevent or delay the consummation of the merger.

Because the market price of First Citizens’ common stock may fluctuate, our stockholders cannot be certain of the precise value of the merger consideration they may receive in our proposed merger with First Citizens.

At the time our pending merger with First Citizens is completed, each issued and outstanding share of our common stock (other than certain shares held by us or First Citizens) will be converted into the right to receive 0.062 shares of First Citizens’ class A common stock. There will be a time lapse between each of the date of the proxy statement/prospectus for the stockholders’ meeting to approve the merger, the date on which our stockholders vote to approve the merger, and the date on which our stockholders entitled to receive shares of First Citizens’ common stock actually receive such shares. The market value of First Citizens’ common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in First Citizens’ businesses, operations and prospects, and regulatory considerations. Many of these factors are outside of our and First Citizens’ control. Consequently, at the time that our stockholders must decide whether to approve the merger, they will not know the actual market value of the shares of First Citizens’ common stock they will receive when the merger is completed. The actual value of the shares of First Citizens’ common stock received by our shareholders will depend on the market value of shares of First Citizens’ common stock at the time the merger is completed. This market value may be less or more than the value used to determine the exchange ratio stated in the Merger Agreement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our common stock during the quarter ended September 30, 2020.

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

2.4

Agreement and Plan of Merger, dated as of October 15, 2020, by and among First Citizens BancShares, Inc., First-Citizens Bank & Trust Company, FC Merger Subsidiary IX, Inc., and CIT Group Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed October 20, 2020).

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
10.19

Voting Agreement, dated as of October 15, by and among CIT Group Inc., Frank B. Holding, Jr., Hope H. Bryant, Peter M. Bristow, and Claire H. Bristow (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 20, 2020).

10.20	Form of Severance Amendment Letter, dated October 19, 2020, from CIT Group, Inc. (incorporated by reference to Exhibit 99.1 to Form 8-K filed October 20, 2020).

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
101

The following materials from CIT Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from CIT Group Inc.’s Form 10-Q for the quarterly period ended September 30, 2020, formatted inline XBRL (contained in exhibit 101.1).

*	Indicates a management contract or compensatory plan or arrangement.
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

October 30, 2020	CIT GROUP INC.

/s/ John Fawcett
John Fawcett
Executive Vice President and
Chief Financial Officer

/s/ Edward K. Sperling
Edward K. Sperling
Executive Vice President and Controller