Form 10-K
period 2020-12-31
CIT GROUP INC
filed 2021-02-19
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2020	or	☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number:001-31369

CIT GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-1051192 (IRS Employer Identification No.)

11 West 42nd Street, New York, New York (Address of Registrant's principal executive offices)	10036 (Zip Code)

(212) 461-5200 Registrant's telephone number including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Exchange
Common Stock, par value $0.01 per share	CIT	New York Stock Exchange
5.625% Non-Cumulative Perpetual Preferred Stock, Series B, par value $0.01 per share	CITPRB	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At February 5, 2021, there were 98,707,907 shares of CIT's common stock, par value $0.01 per share, outstanding.

The aggregate market value of voting common stock held by non-affiliates of the registrant, based on the New York Stock Exchange Composite Transaction closing price of Common Stock ($20.73 per share, 97,809,180 shares of common stock outstanding), which occurred on June 30, 2020, was $2,027,584,301. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination shall not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.

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

CIT ANNUAL REPORT 2020

PART ONE

Glossary of Abbreviations and Acronyms

The following is a list of certain abbreviations and acronyms we use throughout this document, including the notes to the financial statements. You may find it helpful to refer back to this table.

Acronym	Definition	Acronym	Definition
AACL	Adjusted Allowance for Credit Losses	HAMP	Home Affordable Modification Program
ACL	Allowance for Credit Losses	HECM	Home Equity Conversion Mortgage
AEA	Average Earnings Assets	HFI	Held for Investment
AFS	Available for Sale	HFS	Held for Sale
AHFS	Assets Held for Sale	HOA	Home Owners Association
ALCO	Asset Liability Committee	HTM	Held to Maturity
ALLL	Allowance for Loan and Lease Losses	HQLA	High-Quality Liquid Assets
ALM	Asset and Liability Management	HQL securities	High-Quality Liquid securities
AML	Anti-money Laundering	HUD	U.S. Department of Housing and Urban Development
AOCI	Accumulated Other Comprehensive Income	IT	Information Technology
AOL	Average Operating Leases	LCM	Legacy Consumer Mortgages
ASC	Accounting Standards Codification	LCR	Liquidity Coverage Ratio
ASR	Accelerated Share Repurchase Program	LGD	Loss Given Default
ASU	Accounting Standards Update	LIBOR	London Inter-Bank Offered Rate
BHC	Bank Holding Company	LIHTC	Low Income Housing Tax Credit
BOLI	Bank Owned Life Insurance	LMI	Low- and Moderate-Income
BPS	Basis point(s); 1bp=0.01%	LOCOM	Lower of the Cost or Market Value
CARES Act	The Coronavirus Aid, Relief, and Economic Security Act	LSA	Loss Sharing Agreement
CCAR	Comprehensive Capital Analysis and Review	LTV	Loan-to-Value
CCB	Capital Conservation Buffer	MBS	Mortgage-Backed Securities
CCC	Corporate Credit Committee	MD&A	Management Discussion and Analysis
CDI	Core Deposit Intangibles	MOB	Mutual of Omaha Bank
CECL	Current Expected Credit Losses	MSR	Mortgage Servicing Rights
CEO	Chief Executive Officer	NFM	Net Finance Margin
CFO	Chief Financial Officer	NFR	Net Finance Revenue
CET1	Common Equity Tier 1 Capital	NII Sensitivity	Net Interest Income Sensitivity
CFP	Contingency Funding Plan	NIM	Net Interest Margin
CFPB	Consumer Financial Protection Bureau	NOLs	Net Operating Loss Carryforwards / Carryback
CFTC	Commodities Futures Trading Commission	OCC	Office of the Comptroller of the Currency
CPRA	California Privacy Rights Act	OCI	Other Comprehensive Income
CRA	Community Reinvestment Act	OFAC	Office of Foreign Assets Control
COVID-19	Novel Coronavirus disease	OLA	Orderly Liquidation Authority
CRO	Chief Risk Officer	OREO	Other Real Estate Owned
CTA	Currency Translation Adjustment	OTTI	Other than Temporary Impairment
DCF	Discounted Cash Flows	PAA	Purchase Accounting Adjustments
DIF	Deposit Insurance Fund	PB	Primary Beneficiary
DPA	Deferred Purchase Agreement	PCI	Purchased Credit-Impaired
DTA/DTL	Deferred Tax Asset / Deferred Tax Liability	PCD	Purchased Credit Deteriorated
EPS	Earnings Per Share	PD	Probability of Obligor Default
ERC	Enterprise Risk Committee	PLM	Problem Loan Management
EVE Sensitivity	Economic Value of Equity Sensitivity	RCC	Risk Control Committee
FASB	Financial Accounting Standards Board	RMC	Risk Management Committee
FCB	First-Citizens Bank & Trust Company	RMG	Risk Management Group
FCPA	Foreign Corrupt Practices Act	ROAEA	Return on Average Earning Assets
FDIA	Federal Deposit Insurance Act	ROTCE	Return on Tangible Common Stockholders' Equity
FDIC	Federal Deposit Insurance Corporation	ROU	Right of Use
FDICIA	FDIC Improvement Act of 1991	RWA	Risk Weighted Assets
FHA	Federal Housing Administration	SBA	Small Business Administration
FHC	Financial Holding Company	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SFR	Single Family Residential
FICO	Fair, Isaac Corporation	SIFI	Systemically Important Financial Institution
FINRA	Financial Industry Regulatory Authority	SOFR	Secured Overnight Financing Rate
FNMA	Federal National Mortgage Association	TBV	Tangible Book Value
FRB	Board of Governors of the Federal Reserve System	TCE	Tangible Common Stockholders' Equity
FRBNY	Federal Reserve Bank of New York	TDR	Troubled Debt Restructuring
FV	Fair Value	UPB	Unpaid Principal Balance
GAAP	Accounting Principles Generally Accepted in the U.S.	VA	Valuation Allowance
GLBA	Gramm-Leach-Bliley Act	VIE	Variable Interest Entity

CIT ANNUAL REPORT 2020

Item 1. Business Overview

BUSINESS DESCRIPTION

CIT Group Inc. is a bank holding company ("BHC") and a financial holding company ("FHC"). CIT Group Inc., together with its subsidiaries (collectively "we", "our", "CIT" or the "Company"), has $53.9 billion of earning assets and $43.1 billion of deposits at December 31, 2020. CIT was formed in 1908 and provides financing, leasing and advisory services, principally to middle-market companies in a wide variety of industries, primarily in North America. We also provide banking and related services to commercial and individual customers through our banking subsidiary, CIT Bank, N.A. ("CIT Bank" or the "Bank"), which includes a regional branch network of 80 branches and its online bank.

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

On January 1, 2020, we acquired Mutual of Omaha Bank (“MOB”), the savings bank subsidiary of Mutual of Omaha Insurance Company and Omaha Financial Holdings, Inc. (“OFHI”). CIT paid approximately $1 billion as consideration, comprised of $850 million in cash and approximately 3.1 million shares of CIT Group Inc. common stock (valued at approximately $141 million at the time of closing). Total assets acquired were approximately $8.4 billion and deposits were approximately $7.0 billion. See Note 2 – Acquisitions and Discontinued Operations in Item 8. Financial Statements and Supplementary Information (“Item 8”) in this Annual Report on Form 10-K as of or for the year ended December 31, 2020 (“2020 Form 10-K”) for additional information.

On October 16, 2020, First Citizens BancShares, Inc. (“First Citizens”), the parent company of First-Citizens Bank & Trust Company (“FCB”), and CIT Group Inc. jointly announced that they entered into a definitive agreement by and among First Citizens, FCB, FC Merger Subsidiary IX, Inc. and CIT, under which the companies will combine in an all-stock merger (the “Merger Agreement”). Under the terms of the Merger Agreement, CIT stockholders will receive 0.062 shares of First Citizens Class A common stock for each share of CIT common stock they own. First Citizens stockholders will own approximately 61% and CIT stockholders will own approximately 39% of the combined company. The Merger Agreement contains customary representations and warranties and customary covenants, such as non-solicitation obligations and other provisions, including a break-up fee of $64 million payable in certain circumstances. The Merger Agreement also provides certain termination rights for CIT and First Citizens, including, among others, if the merger has not been completed by October 15, 2021. The combined bank will be regulated by the North Carolina Commissioner of Banks, the FDIC, and the Federal Reserve Bank of Richmond.

The Board of Directors of the combined company will consist of 14 directors, the current 11 First Citizens Board members and 3 CIT Board members, including Ellen Alemany, Chairwoman and Chief Executive Officer (“CEO”) of CIT, Michael A. Carpenter, and Vice Admiral John R. Ryan, USN (Ret.).

The combined company will operate under the First Citizens name and will be headquartered in Raleigh, N.C., and will maintain significant operations in California, Nebraska, Arizona, Florida, and South Carolina, as well as in New York and New Jersey. The pro forma organization will include over $100 billion in assets and over $80 billion in deposits.

On February 9, 2021, CIT and First Citizens received the approvals of the stockholders of CIT and First Citizens necessary to complete the merger of the companies.  The merger is expected to close in the first half of 2021, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals.

CIT ANNUAL REPORT 2020

BUSINESS SEGMENTS

As of December 31, 2020, we manage our business and report our financial results in two operating segments: Commercial Banking and Consumer Banking, and a non-operating segment, Corporate.

SEGMENT	DIVISIONS	MARKETS AND SERVICES
Commercial Banking	•Commercial Finance •Business Capital •Real Estate Finance •Rail

•Commercial Finance, Business Capital, and Real Estate Finance provide lending, leasing and other financial and advisory services, primarily to small and middle-market companies across select industries.

•Commercial Finance also provides asset-based lending, factoring, receivables management products and supply chain financing. Offers low-cost Homeowners’ Association (“HOA”) deposits.

•Rail provides equipment leasing and secured financing to railroads and shippers.

Consumer Banking	•Consumer and Community Banking •Legacy Consumer Mortgages ("LCM")

•Consumer and Community Banking includes a full suite of deposit products, single family residential (“SFR”) loans, and Small Business Administration (“SBA”) loans, as well as community development investments and loans.

•LCM consists of acquired SFR loans that are in run-off.

Corporate		•Earning assets primarily include investment securities and interest-bearing cash.

•Certain items are not allocated to operating segments and are included in Corporate. Some of the more significant and recurring items that are not allocated to operating segments include interest income on investment securities, income on bank owned life insurance (“BOLI”), a portion of interest expense primarily related to corporate funding costs, mark-to-market adjustments on foreign currency hedges, restructuring charges, intangible assets amortization expenses, gain/loss on debt extinguishments, as well as certain unallocated interest income and other costs.

We set underwriting standards for each business and employ portfolio risk management models to achieve desired portfolio demographics. Our collection and servicing operations are organized by business and geography to provide efficient client interfaces and uniform customer experiences.

Information about our segments is also included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Item 8, Note 24 — Business Segment Information.

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

Commercial Banking is comprised of four divisions, Commercial Finance, Business Capital, Rail, and Real Estate Finance. Complementary businesses and assets from MOB were included with Commercial Finance and Real Estate Finance. In addition, the HOA deposits were included in Commercial Banking.

Description of Divisions

Commercial Finance provides a range of commercial lending, leasing and deposit products, as well as ancillary services and products, including cash management, capital markets and advisory services, primarily to small and middle market companies in a wide range of industries, including aerospace & defense, communication, power and energy, entertainment, gaming, healthcare, industrials, maritime, restaurants, retail, services and technology. Loans offered are primarily senior secured loans collateralized by accounts receivable, inventory, machinery and equipment, transportation equipment and/or intangibles, and are often used for working capital, plant expansion, acquisitions or recapitalizations. These loans include revolving lines of credit and term loans and, depending on the nature and quality of the collateral, may be referred to as collateral-backed loans, asset-based loans or cash flow loans. Loans are originated through relationships with private equity sponsors, or through direct relationships, led by originators with extensive experience in their respective industries. We also provide asset management services for which we collect management fees and partner in joint ventures.

In addition, through our Commercial Services business, we provide factoring, receivable management, and secured financing to businesses (our clients, who are generally manufacturers or importers of goods) that operate in several industries, including apparel, textile, furniture, home furnishings and consumer electronics. Factoring entails the assumption of credit risk with respect to trade accounts receivable arising from the sale of goods by our clients to their customers (generally retailers) that have been factored (i.e., sold or assigned to the factor).

CIT ANNUAL REPORT 2020

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

Rail offers customized leasing and financing solutions on a fleet of railcars and locomotives to railroads and shippers throughout North America. Railcar types include covered hopper cars used to ship grain and agricultural products, plastic pellets, sand, and cement; tank cars for energy products and chemicals; gondolas for coal, steel coil and mill service products; open-top hopper cars for coal and aggregates; boxcars for paper and auto parts; and centerbeams and flat cars for lumber. The rail portfolio is discussed further in the Concentrations section of the MD&A.

Key Risks

Key risks faced by the divisions include credit, business, market and asset risk. Credit risks associated with secured financings relate to the ability of our borrower to repay our loan and the value of the collateral underlying the loan should the borrower default on its obligations. Business risks include the demand for services that is broadly affected by the overall level of economic growth and is more specifically affected by the overall level of economic activity in CIT's target industries. Changes in supply and demand of products and services affect the pricing CIT can earn in the market. New business volume in Commercial Banking is affected by CIT's ability to maintain and develop relationships with its equity sponsors, clients, vendor partners, distributors and resellers. Commercial Banking is also exposed to market risk related to its syndication activity, which could expose CIT to risk arising from the inability to sell loans to other lenders, resulting in lower fee income and higher than expected credit exposure to certain borrowers.

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

The primary risks for Rail are asset risk (resulting from ownership of the railcars and related equipment on operating lease) and credit risk. Asset risk arises from fluctuations in supply and demand for the underlying rail equipment that is leased. Rail invests in long-lived equipment, railcars and locomotives, which have economic useful lives of approximately 40 to 50 years. This equipment is then leased to commercial end-users with lease terms of typically three to five years. CIT is exposed to the risk that, at the end of the lease term, the value of the asset will be lower than expected, resulting in reduced future lease income over the remaining life of the asset or a lower sale value.

Asset risk generally is recognized through changes to lease income streams from fluctuations in lease rates and/or utilization. Asset risk may also change depreciation, resulting from changes in the residual value of the operating lease asset or through impairment of the asset carrying value, which can occur at any time during the life of the asset. However, asset values are not typically impacted by short-term market/cyclical fluctuations given the long-lived nature of rail assets. Asset risk is primarily related to the Rail division, and to a lesser extent, Business Capital and Commercial Finance.

Credit risk in the leased equipment portfolio results from the potential default of lessees, driven either by obligor specific or industry-wide conditions and is economically less significant than asset risk for Rail, because in the operating lease business there is no extension of credit to the obligor. Instead, the lessor deploys a portion of the useful life of the asset. Credit losses manifest through multiple parts of the statement of operations including loss of lease/rental income due to missed payments, time off lease, or lower rental payments than the existing contract due to either a restructuring with the existing obligor or re-leasing of the asset to another obligor, as well as higher expenses due to, for example, repossession costs to recover, refurbish, and re-lease assets.

CIT ANNUAL REPORT 2020

CONSUMER BANKING

Consumer Banking is comprised of two divisions: Consumer and Community Banking and LCM. Consumer and Community Banking includes Retail Banking, Consumer Lending, SBA Lending, and community development lending and investments. Complementary businesses and assets from MOB were included with Consumer and Community Banking. Revenue is generated from interest earned on residential mortgages, small business loans and from fees for banking services. We source our Consumer Lending business through our branch network and industry referrals, as well as direct digital marketing efforts. Periodically we purchase loans on a whole-loan basis. We source our SBA loans through a network of SBA originators. We also make community development investments and loans that support the construction of affordable housing in our communities in line with our CRA initiatives.

Consumer and Community Banking offers consumer mortgage lending and deposit products to its consumer customers. The division offers conforming and jumbo residential mortgage loans throughout the United States. Mortgage loans are primarily originated through CIT Bank branches and retail referrals, employee referrals, internet leads, direct marketing and a correspondent lending channel. Additionally, loans are purchased through whole loan and portfolio acquisitions. Consumer Lending includes product specialists, internal sales support and origination processing, structuring and closing. Retail Banking is the primary deposit gathering business of CIT Bank and operates through a network of retail branches predominantly in Southern California and an online direct channel. We offer a broad range of deposit and lending products along with payment solutions to meet the needs of our clients (both individuals and small businesses), including checking, savings, money market, individual retirement accounts, and time deposits.

The division also originates qualified SBA 504 loans and 7(a) loans and supports community development activities through lending and investments. SBA 504 loans generally provide growing businesses with long-term, fixed-rate financing for major fixed assets, such as land and buildings. SBA 7(a) loans provide working capital, acquisition of inventory, machinery, equipment, furniture, and fixtures, the refinance of outstanding debt subject to any program guidelines, and acquisition of businesses, including partnership buyouts.

LCM includes acquired SFR mortgages from the OneWest Bank acquisition that are in run-off or being sold. Certain of these loans were covered by loss sharing agreements (“LSAs”) with the Federal Deposit Insurance Corporation (“FDIC”) against certain future losses sustained on these loans. Covered Loans were previously acquired by OneWest Bank, N.A. in connection with the LSAs for the FDIC-assisted acquisitions of IndyMac Federal Bank, FSB (“IndyMac”) (expired March 2019), First Federal Bank of California, FSB (“First Federal”) (expired December 2019), and La Jolla Bank, FSB (“La Jolla”) (expired February 2020). All of the LSAs have expired at December 31, 2020 and there are no covered loans.

Key Risks

Key risks in Consumer Banking include credit, collateral and geographic concentration risk. Similar to our commercial business, credit risks associated with secured consumer financings relate to the ability of the borrower to repay its loan and the value of the collateral underlying the loan should the borrower default on its obligations. Our consumer mortgage loans are typically collateralized by the underlying property, primarily single-family residential homes. Therefore, collateral risk relates to the potential decline in value of the property securing the loan. A majority of the loans are concentrated in Southern California, resulting in geographic concentration risk related to a potential downturn in the economic conditions or a potential natural disaster, such as earthquakes, mudslides, or wildfires, in that region.

See Risk Factors in Item 1A. and the Risk Management section in the MD&A for further discussions on risk.

CIT BANK, N.A.

CIT Bank raises deposits through its regional branch network of 80 branches, its online bank (visit cit.com), from retail and institutional customers through commercial channels, and, to a lesser extent, broker channels. CIT Bank's existing suite of deposit products includes checking, savings, money market, individual retirement accounts and time deposits.

CIT Bank provides lending, leasing and other financial and advisory services, primarily to small and middle-market companies across select industries through its Commercial Finance, Business Capital, Real Estate Finance, and Rail divisions. The Bank also offers residential mortgage lending and deposits to its customers through its Consumer and Community Banking division. To help fulfill its community reinvestment act (“CRA”) obligations, CIT Bank provides equity investments, loans to support affordable housing and other community development activities, as well as grants and service-related activities, throughout its assessment area in Southern California.

CIT Bank's loans and leases are primarily commercial loans, consumer loans and operating lease equipment. CIT Bank's operating lease portfolio consists primarily of leased railcars and related equipment.

At year-end, CIT Bank remained well capitalized, maintaining capital ratios above required levels.

See discussion regarding the merger with FCB earlier in this section.

CIT ANNUAL REPORT 2020

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

CIT has developed policies and technology designed to (i) protect both our own and our clients’ information from cyberattacks or other corruption or loss, (ii) reasonably assure the continuity of CIT’s business in the event of disruptions of CIT’s or its vendors’ critical systems, and (iii) comply with regulatory requirements relating to the protection of customer information (see Regulation – Privacy Provisions and Customer and Client Information below). For additional information on CIT’s cybersecurity and business continuity programs, see the Risk Management section of the MD&A.

DISCONTINUED OPERATIONS

At December 31, 2020, there were no assets or liabilities of discontinued operations. Discontinued operations are discussed in Item 8, Note 2 — Acquisition and Discontinued Operations.

HUMAN CAPITAL

CIT believes that our employees are our most important asset. We have therefore developed a human capital strategy which fosters the wellbeing, development and engagement of our workforce as a matter of corporate culture and contemporary business practice to aid us in attracting, developing, leading and retaining talent.

The following principles guide our Human Capital Framework:

▪	Focusing on a balanced combination of building and acquiring diverse talent who are culture carriers and can help us to achieve superior long-term financial results;
▪	Incorporating a Total Rewards approach which is attractive, competitive, retentive, equitable, shareholder aligned, risk balanced and promotes community engagement;
▪	Enabling our business leaders to lead their teams by building custom programs and operational tools tailored to specific needs;
▪	Developing policies, plans and practices that are cost effective, data driven, integrated, supported by self-service technology and reinforced with frequent communication;
▪	Utilizing ongoing benchmarking to ensure alignment with external market trends and our business strategy.

As of the end of the 2020 fiscal year, we employed approximately 4,500 people, including contract employees. Our strong employee base, along with their commitment to our Pride Pledge and core values - Be Empowered; Be Collaborative; Be Inclusive; Be Agile; Be an Achiever - provides the foundation of our company’s success.

The following figures are as of December 31, 2020:

Employees (includes active and all employees on leave)	4,163	4,085 full-time	78 part-time
Contingent Workers	363

Oversight and Governance

CIT believes a commitment to effective corporate governance and high ethical standards promotes long-term performance. CIT is proud of the diversity of backgrounds, perspectives, expertise, geographic reach, tenure and ethnicity found on its Board of Directors. All members of CIT’s Board of Directors are independent, except for the Chairwoman and CEO.

As part of its common recurring activities, the Compensation Committee of the Board of Directors is responsible for discussing, evaluating and reviewing regular updates from management in the area of CIT’s human capital, including with respect to diversity and inclusion.

Learning & Development

CIT invests in developing its employees through various training and educational programs, focusing on new hire on-boarding and readiness, leadership development, sales enablement, product knowledge, compliance and ethics and technical and professional skills.

CIT ANNUAL REPORT 2020

In 2020, CIT shifted to providing its training virtually to support employees working from home due to COVID-19.

Diversity & Inclusion

More perspectives bring greater innovation. At CIT, we welcome a diverse group of employees to create a better workplace and innovative products for our clients. CIT is committed to fostering an environment where all employees bring their best selves to work, feeling included, empowered and able to thrive.

CIT is committed to providing an inclusive environment where all individuals have the right to work in a professional atmosphere that promotes equal employment opportunities and prohibits discriminatory practices by employees (including managers and co-workers) or contingent workers.

Diversity & Inclusion (D&I) at CIT is a strategic imperative, rooted in our core values and reinforced in our performance management process. CIT’s D&I program, Be You @CIT, includes a focus on employee programs that drive inclusion, community partnerships to support diversity, leadership initiatives to drive action and efforts in supplier diversity. Initiatives are driven by an Executive Diversity Council and four Employee Resource Groups (ERGs), which are chartered with a focus on Women, Veterans, LGBTQ+ and Black employees, and open to all employees. Our continuing progress in building an inclusive culture was recognized by the Human Rights Campaign Foundation, which designated CIT as a Best Place to Work for LGBTQ Equality in 2020.

CIT is proud of the diversity of our Board of Directors in gender, race, ethnicity and experience, with women comprising a third of the board and people of color also comprising a third of the Board. CIT also has a strong Executive Management Committee with more than 30% gender diversity.

Total Rewards

CIT has a “pay-for-performance” philosophy that forms the foundation of decisions regarding incentive compensation of CIT’s employees. This compensation philosophy and the compensation program in place are central to CIT’s ability to attract, retain and motivate individuals who can achieve superior long-term financial results.

CIT is also committed to making it easier for employees to stay healthy by offering a comprehensive benefits program with high-quality, consumer-driven plans, health spending accounts and flexible options to protect employees and their families. Employees can balance work and personal life with paid time off, flexible work arrangements and programs for employee and family support. We also provide peace of mind with insurance including Life and Accidental Death & Dismemberment for employees and eligible dependents, along with Business Travel Accident Insurance, protection through our short- and long-term disability plan, and a generous parental leave program.

Employees are able to gain skills and knowledge needed to grow their careers with the support of our tuition reimbursement program and plan for retirement with our 401(k) plan and company match.

Eligible employees are encouraged to further their ownership of CIT stock by purchasing shares of CIT common stock at a 15% discounted price through our CIT Employee Stock Purchase Plan.

Volunteering

Social responsibility is core to CIT’s culture. We are committed to making positive and lasting impacts in our communities through our business activities and our volunteer and charitable efforts. We are a vital part of the communities where we live and work, and every CIT employee is encouraged to volunteer their time and talent to nonprofit organizations. CIT supports these efforts by providing eight hours of paid time off to all employees annually to devote to volunteer efforts.

COMPETITION

We operate in highly competitive markets. Our competitors include global and regional commercial banks, community banks, as well as captive finance companies, leasing companies, business development companies, other non-bank lenders and financial technology companies, or “fintechs,” which may offer bank-like products or services that compete directly with our products and services. In most of our business lines, we have a few large competitors that have significant market share and many smaller niche competitors. Many of our competitors have substantial financial, technological, and marketing resources.

Our customer value proposition is primarily based on financing terms, industry expertise, transaction structuring, technology driven solutions, and client service. From time to time, due to highly competitive markets, we may (i) lose market share if we are unwilling to match product structure, pricing, or terms of our competitors or (ii) receive lower returns or incur higher credit losses if we match our competitors’ product structure, pricing, or terms. We tend not to compete on price, but rather on industry experience, asset and equipment knowledge, and customer service.

REGULATION

CIT ANNUAL REPORT 2020

We are regulated pursuant to U.S. federal banking laws, regulations, and policies. Such laws and regulations are intended primarily for the protection of depositors, customers and the federal Deposit Insurance Fund (“DIF”), as well as to minimize risk to the banking system as a whole, and not for the protection of our shareholders or non-depository creditors. Bank regulatory agencies have broad examination and enforcement power over BHCs and their bank and non-bank subsidiaries, including the power to impose substantial fines, limit dividends and other capital distributions, restrict operations and acquisitions, and require divestitures. BHCs and banks, as well as subsidiaries of both, are prohibited by law from engaging in practices that the relevant regulatory authority deems unsafe or unsound. CIT Group Inc. is a BHC and elected to be treated as an FHC under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). CIT Bank is chartered as a national bank by the OCC and is a member bank of the Federal Reserve System. CIT and CIT Bank are subject to certain limitations on our activities, transactions with affiliates, and payment of dividends, and certain standards for capital and liquidity, safety and soundness, and incentive compensation, among other matters. The principal regulator of CIT Group Inc. and its non-bank subsidiaries is the FRB and the principal regulator of CIT Bank and its subsidiaries is the OCC. Both CIT Group Inc. and CIT Bank are subject to the jurisdiction of the Consumer Financial Protection Bureau (“CFPB”).

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

Upon completion of the Company’s pending merger with First Citizens, the Company expects that the combined institution will have more than $100 billion in total consolidated assets. Therefore, subject to transitional provisions, the combined company is expected to be classified as a Category IV banking institution under the Tailoring Rules (defined below) and subject to the requirements applicable to Category IV institutions. As a Category IV institution, the combined company would be subject to additional regulatory requirements, including capital planning requirements, including as part of the Federal Reserve’s comprehensive capital analysis and review (“CCAR”) process, biennial supervisory stress testing and the stress capital buffer rule, which would replace the static 2.5% component of the capital conservation buffer with a capital buffer that is based on supervisory stress test results and the combined company’s planned common stock dividends. In addition, the combined company would be subject to enhanced liquidity and risk management standards including quarterly liquidity stress tests and a liquidity buffer.

Banking Supervision and Regulation

Permissible Activities

As a BHC, CIT Group Inc. may engage in the business of banking, managing or controlling banks, performing servicing activities for subsidiaries, and engaging in activities that the FRB has determined, by order or regulation, are so closely related to banking as to be a proper incident thereto. As an FHC, CIT Group Inc. may also engage in or acquire and retain the shares of a company engaged in activities that are financial in nature or incidental or complementary to activities that are financial in nature as long as the FHC continues to meet the eligibility requirements for FHCs, including that the FHC and each of its U.S. depository institution subsidiaries remain “well-capitalized” and “well-managed.”

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

Activities that are “financial in nature” include securities underwriting, dealing and market making, advising mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature or incidental to such financial activity. “Complementary

CIT ANNUAL REPORT 2020

activities” are activities that the FRB determines upon application to be complementary to a financial activity and that do not pose a safety and soundness issue. CIT is primarily engaged in activities that are permissible for a BHC and conducts only limited business involving the expanded activities available to an FHC.

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

Under the Basel III Rules, the Company and the Bank are subject to minimum capital ratios for common equity tier 1 (“CET1”) capital, Tier 1 capital, and Total capital of 4.5%, 6.0% and 8.0%, respectively. The Basel III Rules also include a “capital conservation buffer” (“CCB”) of 2.5%, composed entirely of CET1 capital, in addition to the minimum capital to RWA ratios. The CCB is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to RWA above the minimum but below the CCB will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall and the institution’s "eligible retained income" (since March 2020, defined as the greater of (i) net income for the four preceding quarters, net of distributions and associated tax effects not reflected in net income; and (ii) the average of net income over the preceding four quarters).

As of January 1, 2020, CIT is required to maintain the following risk-based capital ratios:

	Minimum Capital Requirements — January 1, 2020
	CET 1	Tier 1 Capital	Total Capital
Stated minimum ratios	4.5%	6.0%	8.0%
Capital conservation buffer	2.5%	2.5%	2.5%
Effective minimum ratios	7.0%	8.5%	10.5%

The Company and CIT Bank meet all capital requirements under the Basel III Rules, including the CCB. The table in the MD&A (Regulatory Capital section) presents CIT's and CIT Bank's capital ratios.

The Company and CIT Bank are also required to maintain a minimum Tier 1 leverage ratio (Tier 1 capital to a quarterly average of non-risk weighted total assets) of 4%. The Company and CIT Bank are not subject to the Basel III Rule’s countercyclical buffer or the supplementary leverage ratio.

The Basel III Rules provide for several deductions from and adjustments to CET1. These include, for example, goodwill, other intangible assets, and deferred tax assets (“DTAs”) that arise from net operating loss and tax credit carryforwards net of any related valuation allowance. Mortgage servicing rights (“MSRs”), DTAs arising from temporary differences that could not be realized through net operating loss carrybacks and investments in non-consolidated financial institutions must also be deducted from CET1 to the extent that they exceed certain thresholds. In November 2017, the federal bank regulators revised the Basel III Rules to extend the transitional treatment of certain DTAs, MSRs, investments in non-consolidated financial institutions and minority interests for non-advanced approaches banking organizations, such as the Company and the Bank, until April 1, 2020, when the revisions to simplify the capital requirements relating to the threshold deductions for those items took effect.

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

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”). Among other things, these standards revise the Basel Committee's Standardized Approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card and home equity lines of credit) and provides a new standardized approach for operational risk capital. Under the Basel framework, these standards will generally be effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company or CIT Bank. The impact of Basel IV on the Company and CIT Bank will depend on whether, and how, it is implemented by the federal bank regulators.

CIT ANNUAL REPORT 2020

Current Expected Credit Losses Transitional Provisions

In June 2016, FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which revises the methodology for estimating credit losses on financial assets measured at amortized cost (including loans and held-to-maturity debt securities), net investments in finance leases, available for sale debt securities and unfunded loan commitments. Under this guidance, the current expected credit losses (“CECL”) model is based on lifetime expected credit losses, rather than incurred losses, and requires the recognition of these lifetime losses in the allowance for credit losses, or allowance for off-balance sheet credit exposures, at the time of origination or purchase. The Company adopted this new guidance effective January 1, 2020.

During 2020, the OCC, FRB and FDIC collectively adopted a rule that allows banking organizations to delay for two years the impact of CECL’s effect on regulatory capital, followed by a three-year transition period. During the first two years of the five-year transition period, CIT will delay the day one impact of CECL to retained earnings plus a scaling factor of 25 percent of the change in the Adjusted Allowance for Credit Losses (“AACL”) from initial CECL implementation to the end of the current quarter, excluding the impact of the initial non-PCD charge related to MOB. After the initial two-year delay period, there will be a three-year transition period starting January 1, 2022. The day one impact of CECL and the 25% scaling factor of the change in non-PCD ACL from Day 1 to the end of the second year will be phased out as follows: 75 percent of transitional benefits are recognized in regulatory capital in year three; 50 percent in year four; and 25 percent in year five. After year five, CIT expects to have fully reversed out the temporary regulatory capital benefits from the two-year delay and three-year transition period. These changes are only applicable to regulatory capital. There was no impact to the balance sheet or the statement of operations.

Regulatory Expectations for Capital Planning

CIT is required to maintain a comprehensive and effective capital planning process and is subject to Federal Reserve guidance in supervision and regulation letter, SR 09-4  “Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies” (“SR 09-4”). Under SR 09-4, a BHC is expected to inform and consult with the FRB before (i) declaring and paying a dividend that could raise safety and soundness concerns, (ii) redeeming or repurchasing regulatory capital instruments when the BHC is experiencing financial weakness, or (iii) redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction in the amount of such instrument during the quarter in which the redemption or repurchase occurs. BHCs are expected to advise the FRB sufficiently in advance of such capital actions to provide reasonable opportunity for supervisory review and possible objection.

In certain circumstances, CIT’s repurchases of its common stock may be subject to a prior approval or notice requirement under the regulations or policies of the FRB. Any redemption or repurchase of preferred stock or subordinated debt remains subject to prior supervisory approval.

In July 2020, the FRB issued Attachment C “Situations in Which Holding Companies May Expect Expedited Consultation” to SR 09-4, which provides clarity regarding the process that the Federal Reserve uses when consulting with holding companies as described in SR 09-4.

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

Nevertheless, the federal bank regulators have indicated that the capital planning and risk management practices of financial institutions with assets of less than $100 billion will continue to be reviewed through the regular supervisory process. The Company and CIT Bank maintain a liquidity risk management and monitoring process designed to ensure appropriate liquidity to meet expected and contingent funding needs under both normal and stress environments, subject to the regular supervisory review process. See “MD&A – Risk Management – Liquidity Risk”.

Acquisitions

Federal and state laws impose notice and approval requirements for mergers and acquisitions involving depository institutions or BHCs. The BHC Act requires the prior approval of the FRB for (i) the acquisition by a BHC of direct or indirect ownership or control of more than 5% of any class of voting shares of a bank, savings association, or BHC, (ii) the acquisition of all or substantially all of the assets of any bank or savings association by any subsidiary of a BHC other than a bank, or (iii) the merger

CIT ANNUAL REPORT 2020

or consolidation of any BHC with another BHC. Prior regulatory approval is also generally required for mergers, acquisitions and consolidations involving other insured depository institutions. In reviewing acquisition and merger applications, the bank regulatory authorities will consider, among other things, the competitive effect of the transaction, financial and managerial issues, including the capital position of the combined organization, convenience and needs factors, including the applicant's CRA record, the effectiveness of the subject organizations in combating money laundering activities, and the transaction's effect on the stability of the U.S. banking or financial system. In addition, a FHC must obtain prior approval of the FRB before acquiring certain non-bank financial companies with assets exceeding $10 billion. As discussed in the Business Description section, our merger with FCB is pending regulatory approvals.

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

The ability of CIT Group Inc. to pay dividends on common stock may be affected by various factors, including regulatory capital requirements. Capital and non-capital standards established for depository institutions under the Federal Deposit Insurance Corporation Improvement Act of 1991, as amended (“FDICIA”) may limit the ability of CIT Bank to pay dividends to CIT Group Inc. The right of CIT Group Inc., its stockholders, and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to prior claims of creditors of CIT Bank and CIT Group Inc.’s other subsidiaries.

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

Volcker Rule

Provisions of the Dodd-Frank Act, commonly known as the “Volcker Rule,” prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds and other private funds that are offered within specified exemptions to the Investment Company Act, known as “covered funds,” subject to certain exemptions. In November 2019, the OCC, FDIC, FRB, SEC, and Commodity Futures Trading Commission (“CFTC”) (together, the “Volcker Rule Regulators”) approved revisions to the regulations implementing the Volcker Rule (the “2019 Final Rule”), effective January 1, 2020, with mandatory compliance by January 1, 2021. The revisions implement the compliance programs requirements based on the trading size of an institution’s trading operations, which builds on the relief granted by the EGRRCPA.

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

In June 2020, the Volcker Rule Regulators finalized amendments to the Volcker Rule covered funds regulations, effective October 1, 2020. The amendments modified the provisions for certain existing covered fund exclusions, including loan securitizations and public welfare and small business funds, and added certain additional covered fund exclusions, including credit funds and venture capital funds.

Orderly Liquidation Authority

The Dodd-Frank Act created the Orderly Liquidation Authority ("OLA"), a resolution regime for systemically important non-bank financial companies, including BHCs and their non-bank affiliates, under which the FDIC may be appointed receiver to liquidate such a company upon a determination by the Secretary of the Treasury, after consultation with the President of the United States, with support by a supermajority recommendation from the FRB and, depending on the type of entity, the approval of the director of the Federal Insurance Office, a supermajority vote of the SEC, or a supermajority vote of the FDIC, that the company is in danger of default, that such default presents a systemic risk to U.S. financial stability, and that the company should be subject to the OLA process. This resolution authority is similar to the FDIC resolution model for depository institutions, with certain modifications to reflect differences between depository institutions and non-bank financial companies and to reduce disparities between the treatment of creditors' claims under the U.S. Bankruptcy Code and in an OLA proceeding compared to those that would exist under the resolution model for insured depository institutions.

CIT ANNUAL REPORT 2020

An Orderly Liquidation Fund will fund OLA liquidation proceedings through borrowings from the Treasury and risk-based assessments made, first, on entities that received more in the resolution than they would have received in liquidation to the extent of such excess, and second, if necessary, on BHCs with total consolidated assets of $50 billion or more, any non-bank financial company supervised by the FRB, and certain other financial companies with total consolidated assets of $50 billion or more. If an orderly liquidation is triggered, CIT Group Inc. could face assessments for the Orderly Liquidation Fund. We do not yet have an indication of the potential level of such assessments.

Prompt Corrective Action

The FDICIA, among other things, establishes five capital categories for FDIC-insured banks: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The following table sets forth the required capital ratios to be deemed “well capitalized” or “adequately capitalized” under regulations in effect at December 31, 2020.

	Prompt Corrective Action Ratios — December 31, 2020
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

CIT Bank's capital ratios were all in excess of minimum requirements to be deemed well capitalized at December 31, 2020.

The FDICIA requires the applicable federal regulatory authorities to implement systems for prompt corrective action for insured depository institutions that do not meet minimum requirements. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions as the capital category of an institution declines. Undercapitalized, significantly undercapitalized and critically undercapitalized depository institutions are required to submit a capital restoration plan to their primary federal regulator. Although prompt corrective action regulations apply only to depository institutions and not to BHCs, the holding company must guarantee any such capital restoration plan in certain circumstances. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply. The parent holding company might also be liable for civil money damages for failure to fulfill that guarantee. In the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors.

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

Brokered Deposits

An insured depository institution, such as CIT Bank, generally is prohibited from accepting, renewing or rolling over brokered deposits unless the institution is well-capitalized under the prompt corrective action framework described above, or unless it is adequately capitalized and obtains a waiver from the FDIC. In addition, less than well-capitalized banks are subject to restrictions on the interest rates they may pay on deposits. In December 2020, the FDIC issued a proposed rule that is designed to bring the brokered deposits regulations in line with modern deposit taking methods and that may change the amount of deposits that would be classified as brokered.

Source of Strength Doctrine and Support for Subsidiary Banks

FRB policy and, after the Dodd-Frank Act, the BHC Act requires BHCs such as CIT Group Inc. to serve as a source of strength and to commit capital and other financial resources to subsidiary banks. This support may be required at times when CIT Group Inc. may not be able to provide such support without adversely affecting its ability to meet other obligations. If CIT Group Inc. is unable to provide such support, the FRB could instead require the divestiture of CIT Bank and impose operating restrictions pending the divestiture. Any capital loans by a BHC to any of its subsidiary banks are subordinate in right of payment to depositors and to certain other indebtedness of the subsidiary bank, including intercompany loans from the BHC to its subsidiary banks and senior and subordinated debt securities issued by the subsidiary banks to the BHC. If a BHC commits to a federal bank regulator that it will maintain the capital of its bank subsidiary, whether in response to the FRB's invoking its source of strength authority or in response to other regulatory measures, that commitment will be assumed by the bankruptcy trustee and

CIT ANNUAL REPORT 2020

the bank will be entitled to priority payment in respect of that commitment.

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

Transactions with Affiliates

Transactions between CIT Bank and its subsidiaries, and CIT Group Inc, and its other subsidiaries and affiliates (“Affiliate Transactions”), are regulated pursuant to Sections 23A and 23B of the Federal Reserve Act and the FRB's Regulation W. These laws and regulations limit the types and amounts of Affiliate Transactions, including loans and other extensions of credit. Extensions of credit include credit exposure arising from repurchase and reverse repurchase agreements, and securities borrowing and derivative transactions. These laws and regulations also restrict certain other Affiliate Transactions that may otherwise take place, such as the purchase of existing loans or other assets. Affiliate Transactions generally must be on an arms-length basis and, in the case of extensions of credit, be secured by specified amounts and types of collateral. These laws and regulations generally do not apply to transactions between CIT Bank and its subsidiaries.

Most of CIT Bank’s covered transactions over the last 10 years have involved the purchase of railcars from CIT Group Inc.’s non-bank subsidiaries. During 2015, 2016 and 2018 CIT Bank purchased railcars from non-bank subsidiaries of CIT Group Inc. The aggregate remaining covered value of the railcar transfers to CIT Bank was $766 million at December 31, 2020. Several non-bank subsidiaries of CIT have entered into transactions to sell assets to CIT Bank from time to time. Each of these transactions by CIT Bank with non-bank subsidiaries of CIT constitute transactions with affiliates and are subject to the volume, asset quality, deal terms and other limits set forth in Sections 23A and 23B of the Federal Reserve Act and Regulation W.

Safety and Soundness Standards

The FDICIA requires the federal bank regulatory agencies to prescribe safety and soundness standards, by regulations or guidelines, as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In addition, the agencies have adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any

CIT ANNUAL REPORT 2020

material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of the FDIA. See “Prompt Corrective Action” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil monetary penalties.

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

CIT ANNUAL REPORT 2020

Consumer Financial Protection Bureau ("CFPB") Supervision

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

In May 2020, the OCC issued revisions to its CRA regulations, which expand the types of activities that qualify for CRA credit; revise how banks delineate their CRA assessment areas; and establish new standards for evaluating banks with more than $500 million in assets. The new rule is effective October 1, 2020 with compliance by banks that are subject to the general performance standards (banks over $2.5 billion in assets) to comply by January 1, 2023. In September 2020, the FRB issued a notice of proposed rulemaking requesting comments on how to modernize its CRA regulatory and supervisory framework, with comments due February 16, 2021. To date, the FDIC has not committed to either approach nor issued proposed rulemaking. The impact on CIT Bank from any changes to the CRA regulations will depend on how they are implemented and applied.

On November 1, 2019, as part of the process to acquire MOB, CIT announced a Community Benefits Plan developed in collaboration with the California Reinvestment Coalition (“CRC”) and the National Community Reinvestment Coalition (“NCRC”). Through the plan, CIT Bank agreed to fund $7.75 billion in CRA qualified lending and investments over a four-year term, covering the period of January 1, 2020 through December 31, 2023. Of the $7.75 billion commitment, $6.5 billion over the four-year plan period will be within California for statewide CRA lending and investments, with sub-targets for specified multi-family, small business and mortgage lending. Outside of California, the Bank has committed $1.25 billion over the four-year term in CRA qualified lending and investments to communities where the bank will have physical branches. The Plan sets forth additional goals for supplier diversity, and the addition of a new branch in California, which will serve LMI customers in a neighborhood of color.

CIT ANNUAL REPORT 2020

Incentive Compensation

The federal banking agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors.

In 2016, pursuant to the Dodd-Frank Act, the federal banking agencies and the SEC issued proposed rules on incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets (including CIT and CIT Bank) based on the same three principles in the existing guidance. These rules have not yet been adopted.

Anti-Money Laundering ("AML") and Economic Sanctions

In the U.S., the Bank Secrecy Act (the “BSA”), as amended by the USA PATRIOT Act of 2001, imposes significant obligations on financial institutions, including banks, to detect and deter money laundering and terrorist financing, including requirements to implement AML programs, verify the identity of customers that maintain accounts, file currency transaction reports, and monitor and report suspicious activity to appropriate law enforcement or regulatory authorities. Financial institutions are subject to Customer Due Diligence requirements, issued by the Financial Crimes Enforcement Network (“FinCEN”), to identify and verify the identity of natural persons, known as beneficial owners, who own, control, and profit from legal entity customers when those customers open accounts. The Company has implemented policies, procedures, and internal controls that are designed to comply with all applicable AML laws and regulations. The Company has also implemented policies, procedures, and internal controls that are designed to comply with the regulations and economic sanctions programs administered by the U.S. Treasury's Office of Foreign Assets Control ("OFAC"), which administers and enforces economic and trade sanctions against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy, or economy of the U.S., as well as sanctions based on United Nations and other international mandates.

In January 2021, the Anti-Money Laundering Act of 2020 (“AMLA”), which amends the BSA, was enacted. The AMLA is intended to comprehensively reform and modernize U.S. anti-money laundering laws. Among other things, the AMLA codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards by the U.S. Department of the Treasury for evaluating technology and internal processes for BSA compliance; and expands enforcement- and investigation-related authority, including a significant expansion in the available sanctions for certain BSA violations. Many of the statutory provisions in the AMLA will require additional rulemakings, reports and other measures, and the impact of the AMLA will depend on, among other things, rulemaking and implementation guidance.

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

Privacy Provisions, Customer and Client Information, and Cybersecurity

Certain aspects of the Company’s business are subject to legal requirements concerning the use and protection of customer information, including those adopted pursuant to the Gramm-Leach-Bliley Act (“GLBA”) and the Fair and Accurate Credit Transactions Act of 2003 in the U.S., and various laws in other jurisdictions in which it may do business. Federal banking regulators, as required under the GLBA, have adopted rules limiting the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties, requiring disclosure of privacy policies to consumers and, in some circumstances, allowing consumers to prevent disclosure of certain personal information to nonaffiliated third parties. Federal financial regulators have issued regulations under the Fair and Accurate Credit Transactions Act that have the effect of increasing the length of the waiting period, after privacy disclosures are provided to new customers, before information can be shared among different affiliated companies for cross-selling products and services between those affiliated companies.

In addition, privacy and data protection are areas of increasing state legislative focus, and several states have recently enacted consumer privacy laws that impose compliance obligations with respect to personal information. For example, the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective on January 1, 2020, applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. The CCPA gives consumers the right to request disclosure of information collected about them, and whether that information has been sold or shared with others, the right to request deletion of personal information (subject to certain exceptions), the right to opt out of the sale of the consumer’s personal information, and the right not to be discriminated against for exercising these rights. The CCPA contains several exemptions, including for information that is collected, processed, sold or disclosed pursuant to the GLBA. In August 2020, the California Office of Administrative Law approved the California Attorney General’s regulations to implement the CCPA. These

CIT ANNUAL REPORT 2020

regulations went into effect immediately. In November 2020, voters in the State of California approved the California Privacy Rights Act (“CPRA”), a ballot measure that amends and supplements the CCPA by creating the California Privacy Protection Agency, a watchdog privacy agency to be appointed shortly after the CPRA’s enactment. The CPRA also modifies the CCPA by expanding both the scope of businesses covered by the law and certain rights relating to personal information and its use, collection, and disclosure by covered businesses. In addition, similar laws have and may be adopted by other states where the Company does business.

In December 2020, the federal bank regulatory agencies released a proposed rule regarding notification requirements for banking organizations related to significant computer security incidents. Under the proposal, a bank holding company, such as the Company, and a national bank, such as CIT Bank, would be required to notify the Federal Reserve or OCC, respectively, within 36 hours of incidents that could result in the banking organization’s inability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The effects of this rulemaking on the Company and CIT Bank will depend on the final form of the rule and how it is implemented.

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

Each of CIT's insurance subsidiaries is licensed and regulated in the states in which it conducts insurance business. The extent of such regulation varies, but most jurisdictions have laws and regulations governing the financial aspects and business conduct of insurers. State laws in the U.S. grant insurance regulatory authorities broad administrative powers with respect to, among other things: licensing companies and agents to transact business; establishing statutory capital and reserve requirements and the solvency standards that must be met and maintained; regulating certain premium rates; reviewing and approving policy forms; regulating unfair trade and claims practices, including through the imposition of restrictions on marketing and sales practices, distribution arrangements and payment of inducements; approving changes in control of insurance companies; restricting the payment of dividends and other transactions between affiliates; and regulating the types, amounts and valuation of investments. Our Vermont insurance captive subsidiary is required to file reports, generally including detailed annual financial statements, with the insurance regulatory authority, and its operations and accounts are subject to periodic examination by such authorities.

Changes to laws of states and countries in which we do business could affect the operating environment in substantial and unpredictable ways. We cannot accurately predict whether such changes will occur or, if they occur, the ultimate effect they would have upon our financial condition or results of operations.

CIT ANNUAL REPORT 2020

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

Adjusted Allowance for Credit Losses (“AACL”) is a regulatory measure that includes only the allowances that have been charged against earnings or retained earnings, which excludes allowances on PCD assets. The Revised CECL Transition Rule utilizes AACL in the calculation of the 25% scaling factor transition amount. The scaling factor is calculated by multiplying 25% by the difference between the AACL at CECL adoption and the AACL as of the end of the quarter during the first two years of the transition.

Allowance for Credit Losses (“ACL”) reflects the estimated credit losses over the full remaining expected life of the portfolio. See CECL below. For presentation purposes, the previously reported 2019 allowance for loan losses (“ALLL”) has been re-labeled as ACL in certain tables and text in this document.

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

Available-for-sale ("AFS") is a classification that pertains to debt securities. We classify debt securities as AFS when they are not considered trading securities, securities carried at fair value, or held-to-maturity securities. AFS securities are included in investment securities in the balance sheet.

Average Earning Assets ("AEA") is a non-GAAP measure that is computed using daily balances of Earning Assets. We use this average for certain key profitability ratios, including return on AEA, and Net Finance Revenue as a percentage of AEA (Net Finance Margin) for the respective period.

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

Common Equity Tier 1 ("CET1"), Additional Tier 1 Capital, Tier 1 Capital, Tier 2 Capital, and Total Capital are regulatory capital measures as defined in the capital adequacy guidelines issued by the Federal Reserve. CET1 is common stockholders' equity reduced by capital deductions such as goodwill, intangible assets and DTAs that arise from net operating loss and tax credit carryforwards and adjusted by elements of other comprehensive income and other items. Tier 1 Capital is Common Tier 1 Capital plus other Additional Tier 1 Capital instruments including, non-cumulative preferred stock. Total Capital consists of Tier 1 Capital and Tier 2 Capital, which includes subordinated debt, and qualifying allowance for credit losses and other reserves.

CIT ANNUAL REPORT 2020

Current Expected Credit Losses (“CECL”) introduces a forward-looking “expected loss” model to estimate credit losses over the full remaining expected life of the portfolio, rather than the incurred loss model under previous U.S. GAAP standards. Estimates under the CECL model are based on relevant information about past events, current conditions, and reasonable and supportable forecasts regarding the collectability of reported amounts. Generally, the model requires that an ACL be estimated and recognized for financial assets measured at amortized cost within its scope.

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

Earning Assets is a non-GAAP measure that is the sum of loans (as defined below, less the credit balances of factoring clients), operating lease equipment, net of accumulated depreciation, AHFS, interest-bearing cash, investment securities, and securities purchased under agreements to resell, all as of a specific date.

Economic Value of Equity Sensitivity ("EVE Sensitivity") measures the net impact of hypothetical changes on the value of equity by assessing the economic value of assets, liabilities and off-balance sheet instruments.

FICO Score is a credit bureau-based industry standard score developed by the Fair Isaac Corporation (“FICO”) that predicts the likelihood of borrower default. We use FICO scores in underwriting and assessing risk in our consumer lending portfolio.

Gross Yield is calculated as finance revenue (interest income plus rental income on operating leases) divided by AEA and derives the revenue yield generated over the respective period.

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

Liquid Assets includes Available Cash and HQL securities.

Loans include loans, finance lease receivables, and factoring receivables, and do not include amounts contained within AHFS.

Loans and Leases include Loans, operating lease equipment, net, and AHFS, all measured as of a specific date.

Loan-to-Value Ratio ("LTV") is a calculation of a loan's collateral coverage that is used in underwriting and assessing risk in our lending portfolio. LTV is calculated as the total loan obligations (unpaid principal balance) secured by collateral divided by the fair value of the collateral.

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

CIT ANNUAL REPORT 2020

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

Non-performing Assets include Non-accrual Loans, OREO, and repossessed assets.

Other Non-Interest Income includes (1) fee income, including fees on lines of credit, letters of credit, capital market related fees, agent and advisory fees and servicing fees, (2) factoring commissions (3) gains and losses on leasing equipment, net of impairments, (4) BOLI income, (5) property tax income, (6) gains and losses on investment securities, net of impairments, and (7) other income.

Other Real Estate Owned ("OREO") is a term applied to real estate properties owned by a financial institution and are considered non-performing assets.

Purchased Credit-Impaired (“PCI”) Loans and PCI Investments are loans and investments that at the time of an acquisition were considered impaired, because there was evidence of credit deterioration since origination of the loan and investment and it was probable that all contractually due amounts (principal and interest) would not be collected. Upon adoption of ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and related ASUs, on January 1, 2020, the concept of PCI was eliminated and replaced by purchase credit deteriorated accounting. See Item 8, Note 1 — Business and Summary of Significant Accounting Policies.

Pledged Assets are those required under the collateral maintenance requirement in connection with borrowing availability at the FHLB, which are comprised primarily of consumer and commercial real estate loans and also include certain HQL securities that are available for secured funding at the FHLB.

Purchase Accounting Adjustments (“PAA”) reflect the fair value adjustments to acquired assets and liabilities assumed in a business combination.

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

CIT ANNUAL REPORT 2020

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

Tangible Book Value ("TBV") is a non-GAAP measure that excludes goodwill and intangible assets from common stockholders' equity. We use TBV in measuring tangible book value per common share as of a specific date.

Total Net Revenue is a non-GAAP measure that is the sum of NFR and other non-interest income and is used to calculate the efficiency ratio.

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

Yield-related Fees are collected in connection with our assumption of underwriting risk in certain transactions in addition to interest income. We recognize yield-related origination fees in interest income over the life of the lending transaction and recognize yield-related prepayment fees when the loan is prepaid.

Item 1A. Risk Factors

The operation of our business, and the economic and regulatory climate in the U.S. and other jurisdictions in which we do business involve various elements of risk and uncertainty. You should carefully consider the risks and uncertainties described below before deciding whether to invest in the Company. This is a discussion of the risks that we believe are material to our business and does not include all risks, material or immaterial, that may possibly affect our business. Any of the following risks, and additional risks that are presently unknown to us or that we currently deem immaterial, could have a material adverse effect on our business, financial condition, and results of operations.

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
•

our management team will have devoted substantial time and resources to matters relating to the merger, and would otherwise have devoted their time and resources to other opportunities that may have been beneficial to CIT, which could cause CIT to lag competitor advances.

In addition, if the Merger Agreement is terminated and CIT seeks another merger or business combination, the market price of our common stock could decline, which could make it more difficult to find a party willing to offer equivalent or more attractive consideration than the consideration First Citizens has agreed to provide in the merger.

CIT ANNUAL REPORT 2020

We will be subject to uncertainties while our merger with First Citizens is pending, which could adversely affect our business.

Uncertainty about the effect of the merger on our employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause customers and others that transact business with us to seek to change their existing business relationships with us. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their roles with the surviving corporation following the merger.

The Merger Agreement may be terminated and our merger with First Citizens may not be completed.

The Merger Agreement is subject to a number of customary closing conditions, including the receipt of regulatory approvals and the requisite approvals of CIT’s and First Citizens’ stockholders (which stockholder approvals were obtained on February 9, 2021). Conditions to the closing of the merger may not be fulfilled in a timely manner or at all, and, accordingly, the merger may be delayed or may not be completed. In addition, we and/or First Citizens may elect to terminate the Merger Agreement under certain circumstances.

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

Because the market price of First Citizens’ common stock may fluctuate, our stockholders cannot be certain of the precise value of the merger consideration they may receive in our pending merger with First Citizens.

At the time our pending merger with First Citizens is completed, each issued and outstanding share of our common stock (other than certain shares held by us or First Citizens) will be converted into the right to receive 0.062 shares of First Citizens’ class A common stock. There will be a time lapse between each of the date of the proxy statement/prospectus for the stockholders’ meeting to approve the merger, the date on which our stockholders vote to approve the merger, and the date on which our stockholders are entitled to receive shares of First Citizens’ common stock actually receive such shares. The market value of First Citizens’ common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in First Citizens’ businesses, operations and prospects, and regulatory considerations. Many of these factors are outside of our and First Citizens’ control. The actual value of the shares of First Citizens’ common stock received by our shareholders will depend on the market value of shares of First Citizens’ common stock at the time the merger is completed. This market value may be less or more than the value used to determine the exchange ratio stated in the Merger Agreement.

Strategic Risks

Our business, financial condition, liquidity, capital and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity, capital and results of operations. The extent to which the COVID-19 pandemic will negatively affect our business, financial condition, liquidity, capital and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness and acceptance of any vaccines, the direct and indirect impact of the pandemic on our employees, clients, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.

CIT ANNUAL REPORT 2020

Although financial markets have rebounded from the significant declines that occurred earlier in the pandemic and global economic conditions showed some improvement during the second half of 2020, many of the circumstances that arose or became more pronounced after the onset of the COVID-19 pandemic persisted at the end of the year, including (i) sudden and significant declines, and significant increases in volatility, in financial markets; (ii) ratings downgrades, credit deterioration and defaults in many industries, including transportation, natural resources, retail, hospitality and commercial real estate; (iii) customers drawing on credit lines to increase liquidity; (iv) the federal funds rate and yields on U.S. Treasury securities near zero; and (v) heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements. In addition, many of our customers, counterparties and third-party service providers have been, and may further be, affected by “stay-at-home” orders, market volatility, supply chain disruption, and other factors that increase their risks of business disruption or that may otherwise affect their ability to repay loans, perform under the terms of any agreements with us or provide other essential services. As a result, our credit, operational and other risks are generally expected to remain elevated until the pandemic subsides.

Although we have a business continuity plan that is designed to provide for our continuing operation in case of potentially disruptive events, such as a global pandemic, there can be no guarantee that our plan will continue to effectively address some or all of the effects of the COVID-19 pandemic. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, failures in systems or technology or other restrictions in connection with the pandemic, or if we are unable to maintain service in our branches, lockboxes, or other operations that cannot be operated remotely.

Depending on the duration and severity of the pandemic going forward, the conditions noted above could continue for an extended period and these or other adverse developments may occur or reoccur. We continue to monitor the sectors that are most susceptible to economic uncertainty as a result of the COVID-19 pandemic. The COVID-19 pandemic has significantly reduced demand for goods and service for many of our customers and other businesses in sectors that we service. In the retail sector, our exposure is primarily in the factoring business, principally in trade receivables, and to a lesser extent in the commercial real estate business. In the hospitality and transportation sectors, we have loan exposures to the restaurant, lodging, gaming, maritime, aviation and rail industries. The significant declines in the price of, and demand for, oil and gas may have negative effects on not only our loan exposures in the exploration and production sector, but may also lead to a decreased demand for our railcars, and could have a significant adverse effect on the demand for ships that are collateral for our loans. Further, we have exposure to small businesses through both equipment loans and leases and through SBA loans, which could be adversely affected by the extensive closure of businesses in many states during the COVID-19 pandemic. We also have exposure to single family residential mortgages, which could be adversely affected by job losses due to the economic dislocation resulting from the COVID-19 pandemic. Further, we have implemented several forms of temporary relief to our consumer and commercial customers, including payment deferrals, suspension of foreclosures and evictions, and fee waivers for ATM transactions, overdrafts, and early withdrawal of certificates of deposit, which may adversely affect our revenue and results of operations or result in higher rates of default and increased credit losses in future periods.

The effects of the COVID-19 pandemic on economic and market conditions have increased demands on credit facilities that we provide to our customers, which could have an adverse impact on our liquidity. In addition, these adverse developments may negatively affect our capital and leverage ratios. We previously announced that we were suspending repurchases of our common stock in connection with our acquisition of Mutual of Omaha Bank until our target 10.5% CET1 capital ratio was reached, which we originally projected to occur by the end of 2020. The COVID-19 pandemic adversely affected our ability to reach the 10.5% target by the end of 2020, and, even if that target is reached at a later date, may cause us to continue suspension of repurchases or further reduce capital distributions to preserve capital and liquidity to meet our customers’ needs. Long-term adverse effects could also prevent us from satisfying minimum regulatory capital ratios. Further, although we continue to monitor our capital and liquidity, including through stress testing, there can be no guarantee that we will be able to accurately predict our future capital and liquidity needs.

In addition to the potential impact on industries that we serve, we are also potentially impacted by increased cybersecurity attacks. In times of economic stress, there are typically increased attempts at cybersecurity attacks to exploit potential weaknesses. For example, there currently are increased attempts at phishing attacks, in which attackers pose as known persons or authorities to entice employees to reveal their network credentials. Although we have significant resources dedicated to cybersecurity, there is no guarantee that we will not fall victim to phishing attacks or other cybersecurity attacks, which could lead to unauthorized access to confidential customer information or disruption of our technology and systems.

Further, like most organizations, we are susceptible to key man risk, meaning the risk that key members of our executive management team, such as our Chairwoman and CEO, our CFO, the leaders of our two operating segments, our Chief Risk Officer, our Chief Credit Officer, or our Chief Technology and Operations Officer become ill or are incapacitated. Although we have management succession plans in place, there is no guarantee that those plans will be successfully implemented or will succeed.

Governmental authorities worldwide have taken unprecedented measures to stabilize the markets and support economic growth. The success of these measures is unknown, and they may not be sufficient to address the negative effects of COVID-19 or avert severe and prolonged reductions in economic activity.

The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. Other negative effects of COVID-19 that may impact our business, financial condition, liquidity, capital and results of operations cannot be predicted at this time. It is likely, however, that our business, financial condition, liquidity, capital and results of operations will continue to be adversely affected until the pandemic subsides. Until the pandemic subsides, we may experience increased draws on lines of credit, reduced revenues in certain commercial business lines and increased credit losses in our lending portfolios. Even after the pandemic subsides, the U.S. economy as well as most other major economies may struggle to reopen their economies and may continue to experience a recession, and we anticipate our businesses would be materially and adversely affected by a prolonged or double-dip recession in the U.S. and other major markets.

CIT ANNUAL REPORT 2020

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

As part of our strategy and business plan, we may consider buying or selling a business or assets in order to manage our business, the products and services we offer, our asset levels, credit exposures, or liquidity position. There are a number of risks inherent in purchase and sale transactions, including the risk that we fail to identify or acquire key businesses or assets, that we fail to complete a pending transaction, that we fail to sell a business or assets that are considered non-strategic or high risk, that we overpay for an acquisition or receive inadequate consideration for a disposition, or that we fail to properly integrate an acquired company or to realize the anticipated benefits from the transaction. We acquired MOB on January 1, 2020, and we sold (i) NACCO SAS, our European rail car leasing business in October 2018, and (ii) our Financial Freedom servicing business, including our reverse mortgage portfolio, in May 2018.

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

Our markets are highly competitive and are characterized by competitive factors that vary based upon product and geographic region. We have a wide variety of competitors that include captive and independent finance companies, commercial banks and thrift institutions, industrial banks, community banks, internet banks, leasing companies, hedge funds, business development companies, insurance companies, mortgage companies, manufacturers and vendors. Some of our non-bank competitors are not subject to the same extensive regulation we are and, therefore, may have greater flexibility in competing for business. In particular, the activity and prominence of so-called marketplace lenders and other technological financial service companies (or fintechs) have grown significantly over recent years and are expected to continue growing.

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

CIT ANNUAL REPORT 2020

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

As a banking organization, CIT’s capital and liquidity are subject to regulation and supervision by banking regulators. Although the enhanced prudential supervision requirements imposed on large BHCs under the Tailoring Rules do not apply to CIT, the banking regulators, pursuant to their regular supervisory process, could require CIT to maintain more and higher quality capital than previously. The banking regulators could also require CIT to hold higher levels of liquidity or high-quality liquid assets (“HQLA”), thereby limiting our ability to invest in longer-term other assets at higher yields. If we fail to maintain the appropriate capital levels or adequate liquidity, we could become subject to a variety of formal or informal enforcement actions, which may include restrictions on our business activities, including limiting lending and leasing activities, limiting the expansion of our business, either organically or through acquisitions, limiting our ability to pay dividends or otherwise return capital to shareholders, or requiring the raising of additional capital, which may be dilutive to shareholders. If we are unable to maintain sufficient capital or adequate liquidity, it may have a material adverse effect on our business, results of operations and financial condition.

Our Revolving Credit Facility also includes terms that require us to comply with regulatory capital requirements and maintain a Tier 1 regulatory capital ratio of at least 9.0%. If we are unable to satisfy these or any of the other relevant terms of the Revolving Credit Facility, the lenders could elect to terminate the Revolving Credit Facility and require us to repay outstanding borrowings. In such event, unless we can refinance the indebtedness coming due and replace the Revolving Credit Facility, we may not have adequate liquidity for our business needs, which may have an adverse effect on our business, results of operations and financial condition.

If we fail to maintain adequate liquidity or to generate sufficient cash flow to satisfy our obligations as they come due, whether due to a downgrade in our credit ratings or for any other reasons, it could adversely affect our future business operations.

CIT’s liquidity is essential for the operation of our business. Our liquidity, and our ability to fund our activities through bank deposits or wholesale funding markets, could be affected by a number of factors, including market conditions, our capital structure and capital levels, our credit ratings, and the performance of our business. An adverse change in any of those factors, and particularly a downgrade in our credit ratings, could negatively affect CIT’s liquidity and competitive position, increase our funding costs, or limit our access to the deposit markets or wholesale funding markets. Further, an adverse change in the performance of our business could have a negative impact on our operating cash flow. Our liquidity may also be impaired by unforeseen outflows of cash or collateral, such as occurred during the first quarter of 2020 when corporate customers drew on revolving credit facilities at a historic pace in response to the COVID-19 pandemic. CIT’s credit ratings are subject to ongoing review by the rating agencies, which consider a number of factors, including CIT’s own financial strength, performance, prospects, and operations, as well as factors not within our control, including conditions affecting the financial services industry generally. See the "Funding and Liquidity — Debt Ratings" section of the MD&A for additional discussion of CIT’s credit ratings.  There can be no assurance that we will maintain or improve our current ratings, some of which are below investment grade at the holding company level. If we experience a substantial, unexpected, or prolonged change in the level or cost of liquidity, or fail to generate sufficient cash flow to satisfy our obligations, either as a result of a downgrade in our credit ratings or for any other reason, it could materially adversely affect our business, financial condition, or results of operations.

Our business may be adversely affected if we fail to successfully expand our deposits at CIT Bank or if our aggregate amount of deposits decreases.

CIT Bank currently has a retail branch network and an on-line bank, which offer a variety of deposit products to retail customers. CIT Bank also offers a range of deposit products to commercial clients. Our ability to raise deposits and offer competitive interest rates on deposits is dependent on CIT Bank's capital levels, the size of its branch network, the quality and scope of its online banking platform, and its ability to attract lower cost demand deposits. Federal banking law generally prohibits a bank from accepting, renewing or rolling over brokered deposits, unless the bank is well-capitalized, or it is adequately capitalized and obtains a waiver from the FDIC. There are also restrictions on interest rates that may be paid by banks that are less than well capitalized, under which such a bank generally may not pay an interest rate on any deposit of more than 75 basis points over the national rate published by the FDIC, unless the FDIC determines that the bank is operating in a high-rate area. We are likely to face significant competition for deposits from larger BHCs who are similarly seeking larger and more stable pools of funding and from new entrants to online banking. If CIT Bank fails to expand and diversify its deposit-taking capability, or if CIT Bank's aggregate amount of deposits decreases due to economic uncertainty, a migration of deposits to the largest banks, or for other reasons, it could have an adverse effect on our business, results of operations, and financial condition.

We may be restricted from paying dividends or repurchasing our common stock.

CIT Group Inc. is a legal entity separate and distinct from its subsidiaries, including CIT Bank, and relies on interest and dividends from its subsidiaries for a significant portion of its cash flow. Federal banking laws and regulations limit the amount of dividends that CIT Bank can pay to CIT Group Inc. At CIT Group Inc., routine payment of dividends from earnings that can be

CIT ANNUAL REPORT 2020

sustained on a recurring basis would not typically require consultation with the regulators. However, regulatory guidance states that a BHC should consult with regulators in circumstances where the declaration and payment of a dividend could raise concerns about the safe and sound operation of the BHC and its depository institution subsidiaries, where the dividend declared for a period is not supported by earnings for that period, and where a BHC plans to declare a material increase in its common stock dividend. In certain circumstances, CIT Group Inc.’s repurchases of its common stock may be subject to a prior approval or notice requirement under the regulations or policies of the FRB.

Credit and Asset Risks

Our allowance for credit losses may prove inadequate.

The quality of our loans and leases depends on the creditworthiness of our customers, their ability to fulfill their obligations to us, and the value of the underlying collateral. We maintain a consolidated allowance for credit losses on our loans to provide for loan defaults and non-performance. The amount of our allowance reflects management's judgment of current expected credit losses over the life of the portfolio. However, the economic environment is dynamic, and our portfolio credit quality could decline in the future.

Our allowance for credit losses may not keep pace with changes in the credit-worthiness of our customers or in collateral values. If the credit quality of our customer base declines, if the risk profile of a market, industry, or group of customers changes significantly, if we are unable to collect the full amount on equipment, real estate, or accounts receivable taken as collateral, or if the value of equipment, real estate, or other collateral deteriorates significantly, our allowance for credit losses may prove inadequate, which could have a material adverse effect on our business, results of operations, and financial condition.

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

If the market value of leased equipment decreases at a rate greater than we projected, whether due to rapid technological or economic obsolescence, unusual wear and tear on the equipment, excessive use of the equipment, recession or other adverse economic conditions, it could adversely affect the current values or the residual values of such equipment. For example, as the price of or demand for crude oil, coal, or other commodities goes up or down, whether due to changes in production levels, general economic conditions, concerns over climate change, or other reasons, it may affect the demand for railcars used to ship such commodities and the lease rates for such railcars, which could affect the residual values of such railcars. Further, if certain commodities cause more wear and tear on railcars, such as increased corrosion, it may increase maintenance and repair costs, which could affect the residual values of such railcars.

Certain equipment residual values, including railcar residuals, are dependent on the manufacturers’ or vendors’ warranties, reputation, and other factors, including demand and market conditions and liquidity. Residual values for certain equipment, including rail and medical equipment, may also be affected by changes in laws or regulations that mandate design changes or

CIT ANNUAL REPORT 2020

additional safety features. For example, regulations issued by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) in the U.S. and Transport Canada (“TC”) in Canada in 2015, and supplemented by the Fixing America’s Surface Transportation Act (“FAST Act”) in the U.S., require us to retrofit a significant portion of our tank cars over the next several years in order to continue leasing those tank cars for the transport of a flammable liquid. In addition, we may not realize the full market value of equipment if we are required to sell it to meet liquidity needs or for other reasons outside of the ordinary course of business. Consequently, there can be no assurance that we will realize our estimated residual values for equipment.

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

Market Risks

Investment in and revenues in foreign jurisdictions are subject to various risks and requirements associated with transacting business in foreign countries.

We conduct limited business operations in certain foreign jurisdictions, and we engage in certain cross border lending and leasing transactions. An economic recession or downturn, increased competition, or business disruption associated with the political or regulatory environments in the international markets in which we do business could adversely affect us.

In addition, our limited foreign lending and leasing transactions are sometimes denominated in foreign currencies, which subject us to foreign currency exchange rate fluctuations. These exposures, if not effectively hedged, could have a material adverse effect on our investment in international loan and lease transactions and the level of international revenues that we generate from such transactions. Reported results from our foreign loan and lease transactions may fluctuate from period to period due to exchange rate movements in relation to the U.S. dollar.

Foreign countries have various compliance requirements for tax filings, which are required in order to obtain and maintain licenses to transact business and may be different in some respects from tax laws and regulations of the U.S. If we are unable to properly complete and file our tax filings, tax authorities in the applicable jurisdiction may restrict our ability to do business.

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

We rely on deposits, secured debt, and unsecured debt to fund our business. We derive the bulk of our income from net finance revenue, which is the difference between (i) interest and rental income on our loans and leases and interest expense on deposits and other borrowings, depreciation on our operating lease equipment and maintenance and other operating lease expenses. Prevailing economic conditions, the trade, fiscal, and monetary policies of the federal government and the policies of various regulatory agencies all affect market rates of interest and the availability and cost of credit, which in turn significantly affects our net finance revenue. Volatility in interest rates can also result in the flow of funds away from financial institutions into direct investments, such as federal government and corporate securities and other investment vehicles, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.

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

During the first quarter of 2020, the Federal Reserve reduced the targeted Federal Funds rate to between zero and 0.25%. In addition, some foreign central banks have moved to a negative interest rate environment, which has exerted downward pressure on the profitability of banks in those regions. The Company’s financial condition could be damaged if this interest rate trend

CIT ANNUAL REPORT 2020

extends to the United States.

Reforms to and uncertainty regarding LIBOR and certain other indices may adversely affect our business.

The U.K. Financial Conduct Authority announced in July 2017 that it will no longer persuade or require banks to submit rates for LIBOR after 2021. However, the administrator of LIBOR has proposed to extend publication of the most commonly used U.S. Dollar LIBOR settings to June 30, 2023 and will cease publishing other LIBOR settings on December 31, 2021. The U.S. federal banking agencies have issued guidance strongly encouraging banking organizations to cease using the U.S. Dollar LIBOR as a reference rate in “new” contracts as soon as practicable and in any event by December 31, 2021. It is not possible to know whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may have on the financial markets for LIBOR-linked financial instruments. Uncertainty as to the nature and effect of such reforms and actions, and the potential or actual discontinuance of benchmark quotes, may adversely affect the value of, return on and trading market for our financial assets and liabilities that are based on or are linked to benchmarks, including any LIBOR-based securities, loans and derivatives, or our financial condition or results of operations. Furthermore, there can be no assurances that we and other market participants will be adequately prepared for an actual discontinuation of benchmarks, including LIBOR, that may have an unpredictable impact on contractual mechanics (including, but not limited to, interest rates to be paid to or by us) and cause significant disruption to financial markets that are relevant to our business segments, particularly Commercial Banking, among other adverse consequences, which may result in negative impacts to our financial condition or results of operations.

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

As a BHC with total consolidated assets of less than $100 billion, CIT Group Inc. is not subject to the FRB’s enhanced prudential standards. However, the FRB has stated that it will continue to supervise and regulate financial institutions to ensure the safety and soundness of individual institutions and the stability of the broader banking system, and the capital planning and risk management practices of financial institutions with assets of less than $100 billion, including CIT Group Inc., will continue to be reviewed through the regular supervisory process. CIT Group Inc. has dedicated significant time, effort, and expense over time to comply with regulatory and supervisory standards and requirements imposed by our regulators, either through rulemaking or the supervisory process, and we expect to continue to do so. If we fail to develop at a reasonable cost the systems and processes necessary to comply with the standards and requirements imposed by these rules, it could have a material adverse effect on our business, financial condition, or results of operations.

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

CIT ANNUAL REPORT 2020

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

Proposals for legislation to further regulate, restrict, and tax certain financial services activities are continually being introduced in the United States Congress and in state legislatures. In addition, the agencies regulating the financial services industry periodically issue new regulations and adopt changes to their existing regulations. We have experienced, and may in the future experience, increased costs in connection with any change to applicable legal and regulatory requirements, as any change may necessitate adjustments to the Company’s existing regulatory compliance and risk management infrastructure and could result in increased competition. In addition, we expect that we will remain subject to extensive regulation and supervision, and that the level of scrutiny and the enforcement environment may fluctuate over time, based on numerous factors, including changes in the U.S. presidential administration or one or both houses of Congress and public sentiment regarding financial institutions (which can be influenced by scandals and other incidents that involve participants in the industry). We are unable to predict the form or nature of any future changes to statutes or regulation, including the interpretation or implementation thereof. Changes to our supervision or regulation could significantly affect our ability to conduct certain of our businesses in a cost-effective manner, restrict the type of activities in which we are permitted to engage, impact our business strategy (including our ability to return capital) or subject us to stricter and more conservative capital, leverage, liquidity, and risk management standards. Any such action could have a substantial impact on us, significantly increase our costs, limit our growth opportunities, affect our strategies and business operations and increase our capital requirements, and could have an adverse effect on our business, financial condition and results of operations.

Our Aviation Lending, Rail, Maritime and other equipment financing operations are subject to various laws, rules, and regulations administered by authorities in jurisdictions where we do business. In the U.S., our equipment leasing operations, including for railcars, ships, and other equipment, are subject to rules and regulations relating to safety, operations, maintenance, and mechanical standards promulgated by various federal and state agencies and industry organizations, including the U.S. Department of Transportation, the Federal Aviation Administration, the Federal Railroad Administration, the Association of American Railroads, the Maritime Administration, the U.S. Coast Guard, and the U.S. Environmental Protection Agency. Similar governmental agencies issue similar rules and regulations in other countries in which we do business. In 2015, the PHMSA and TC each released final rules establishing enhanced design and performance criteria for tank cars loaded with a flammable liquid and requiring retrofitting of existing tank cars to meet the enhanced standards within a specified time frame. In addition, the U.S. Congress enacted the FAST Act, which, among other things, expanded the scope of tank cars classified as carrying flammable liquids, added additional design and performance criteria for tank cars in flammable service, and required additional studies of certain criteria established by PHMSA and TC. In addition, state agencies regulate some aspects of rail and maritime operations with respect to health and safety matters not otherwise preempted by federal law. Our business operations and our equipment financing and leasing portfolios may be adversely impacted by rules and regulations promulgated by governmental and industry agencies, which could require substantial modification, maintenance, or refurbishment of our railcars, ships, or other equipment, or potentially make such equipment inoperable or obsolete. Violations of these rules and regulations can result in substantial fines and penalties, including potential limitations on operations or forfeitures of assets.

Several states have recently enacted consumer privacy laws that impose compliance obligations with respect to personal information. For example, the CCPA was enacted in June 2018, and became effective for certain companies conducting business in California on January 1, 2020. The CCPA imposes significant requirements on covered companies with respect to consumer data privacy rights. In November 2020, voters in the State of California approved the CPRA, a ballot measure that amends and supplements the CCPA by creating the California Privacy Protection Agency, a watchdog privacy agency to be appointed shortly after the CPRA’s enactment. The CPRA also modifies the CCPA by expanding both the scope of businesses covered by the law and certain rights relating to personal information and its use, collection, and disclosure by covered businesses. Compliance with the CCPA, the CPRA as it phases in, and other state statutes, common law, or regulations designed to protect consumer, employee, or applicant personal data could potentially require substantive technology infrastructure and process changes across many of CIT’s businesses. Non-compliance with the CCPA, CPRA, or similar laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action, and/or reputational harm. CIT cannot predict whether any pending or future legislation will be adopted, or the substance and impact of any legislation on CIT. Future legislation could result in substantial costs to CIT and could have an adverse effect on our business, financial condition and results of operations.

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

CIT ANNUAL REPORT 2020

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

In particular, our critical accounting estimates include the ACL, including the impact of CECL accounting due to the impact of the pandemic from COVID-19, realizability of deferred tax assets, and goodwill impairment. The quality of our loans and leases depends on the creditworthiness of our customers and their ability to fulfill their obligations to us. We maintain a consolidated ACL on our loans to provide for loan defaults and non-performance. The amount of our ACL reflects management's judgment of losses inherent in the portfolio. CECL introduced many new methodologies and assumptions for the reserving process, most notably assumptions for macroeconomic forecasts and future cash flows.

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

See Note 1 — Business and Significant Accounting Policies in Item 8 and the “Critical Accounting Estimates” section of the

CIT ANNUAL REPORT 2020

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

We rely on quantitative models to measure risks and to estimate certain financial values, including valuations associated with acquisitions. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models or gaps in model risk management process present the risk that our business decisions based on information incorporating models will be adversely affected due to the inadequacy of that information, or lack compensating controls. Also, information we provide to the public or to our regulators based on poorly designed or implemented models could be inaccurate or misleading. Some of the decisions that our regulators make, including those related to capital distributions to our shareholders, could be affected adversely if their perception is that the quality of the models used to generate the relevant information or necessary compensating controls is insufficient.

We are party to various financing arrangements, commercial contracts and other arrangements that under certain circumstances give, or in some cases may give, the counterparty the ability to exercise rights and remedies under such arrangements which, if exercised, may have material adverse consequences.

We are party to various financing arrangements, commercial contracts and other arrangements, such as securitization transactions, derivatives transactions, funding facilities, and agreements to purchase or sell loans, leases or other assets, that give, or in some cases may give, the counterparty the ability to exercise rights and remedies upon the occurrence of certain events. Such events may include a material adverse effect or material adverse change (or similar event), a breach of representations or warranties, a failure to disclose material information, a breach of covenants, certain insolvency events, a default under certain specified other obligations, or a failure to comply with certain financial covenants. The counterparty could have the ability, depending on the arrangement, to, among other things, require early repayment of amounts owed by us or our subsidiaries and in some cases payment of penalty amounts, or require the repurchase of assets previously sold to the counterparty. Additionally, a default under financing arrangements or derivatives transactions that exceed a certain size threshold in the aggregate may also cause a cross-default under instruments governing our other financing arrangements or derivatives transactions. If the ability of any counterparty to exercise such rights and remedies is triggered and we are unsuccessful in avoiding or minimizing the adverse consequences discussed above, such consequences could have a material adverse effect on our business, results of operations, and financial condition.

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

CIT ANNUAL REPORT 2020

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

The use of computing devices is critical to our operations and businesses and those of our customers, service providers and vendors. The importance of computing devices has continued to increase, particularly in light of work-from-home arrangements implemented in response to the COVID-19 pandemic. As a result, we face cybersecurity risks, both directly and through our third party service providers, including denial of service attacks, hacking, social engineering attacks targeting our colleagues and customers, malware intrusion or data corruption attempts, ransomware, and identity theft, that could result in the disclosure of confidential information, adversely affect our business or reputation, and create significant legal and financial exposure. Information security risks, including privacy risk for large financial institutions such as CIT, have generally increased in recent years, in part because of the proliferation of new technologies, the implementation of work-from-home arrangements, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties, some of which may be linked to terrorist organizations or hostile foreign governments. Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks. Our businesses rely on our digital technologies, computer and email systems, software, and networks to conduct their operations. Our technologies, systems, networks, and our customers' devices have and may become the target of cyber-attacks or data breaches that, if successful, could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of CIT's or our customers' confidential, proprietary and other information, including personally identifiable information of our customers and employees, or otherwise disrupt CIT's or its customers' or other third parties' business operations.

In recent years, there have been several well-publicized attacks on various companies, including in the retail, financial services, media and entertainment, social media, and other industries, and personal, proprietary, and public e-mail systems in which the perpetrators gained unauthorized access to confidential information and customer data, or locked data from access and use through encryption and demanded ransom to unlock the data (ransomware), often through the introduction of computer viruses or malware, cyber-attacks, phishing, social engineering, or other means. Recently, there have also been a series of Business Email Compromise (“BEC”) incidents on public companies. In a BEC incident, fraudsters use spoofed or compromised email accounts to trick an organization’s personnel into effectuating wire transfers to financial accounts controlled by the fraudsters.

CIT ANNUAL REPORT 2020

Even if not directed at CIT specifically, attacks on other entities with whom we do business or on whom we otherwise rely or attacks on financial or other institutions important to the overall functioning of the financial system could adversely affect, directly or indirectly, aspects of our business.

Since January 1, 2018, we have not experienced any material data breaches involving either proprietary or customer, employee, or applicant information. However, if we, or our third-party service providers, are the victim of a successful cyber-attack or other data breach in the future, either the Company or its customers may suffer material losses. While CIT maintains insurance coverage that may, subject to policy terms and conditions, including significant deductibles, cover certain aspects of cyber risk, such insurance coverage may be insufficient to cover all losses. Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, the risk that protective measures in place, despite their sophistication, may be defeated, the prominent size and scale of CIT and its role in the financial services industry, our plans to continue to implement our online banking channel strategies and develop additional remote connectivity solutions to serve our customers (including on-line and mobile applications), our geographic footprint, the outsourcing of some of our business operations, and the continued uncertain global economic environment. We have expended significant resources to develop cybersecurity systems and other protective measures. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and mitigate any cybersecurity vulnerabilities. The inherent limitations in investigating and remediating an information security incident could also further increase the cost and consequences of such incident. We expect that any investigation of an information security incident would be inherently unpredictable and that there would be some passage of time before the completion of any investigation and before full and reliable information is available to us. During such time we may not know the extent of any harm to us or our customers, or how best to remediate the incident, and certain errors or actions could be repeated and compounded before they are discovered and remediated.

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

General Risk Factors

There are risks associated with CIT’s common stock that may affect its market price or make it difficult to resell.

The market price of our common stock may be volatile, and can fluctuate significantly in response to a number of factors, including, among others:

•	Our operating results and financial condition, including whether our operating results vary from expectations of management, securities analysts or investors;
•	Operating results and stock price performance of our peers;
•	Our creditworthiness or changes in our credit ratings;
•	Developments in our business or the financial services industry;
•	Marketplace perceptions of us and/or our competitors;
•	Technological developments;
•	Regulatory changes;
•	Whether we declare or fail to declare dividends on our common stock or preferred stock;
•	Changes in executive management;
•	Changes in the financial markets or economy; and
•	Geopolitical conditions, such acts or threats of terrorism or military conflicts.

The market price of our common stock may be subject to fluctuations unrelated to our operating performance. Increased volatility as a result of these or other causes could result in a decline in the market price of our common stock.

In addition, federal and state banking law, including regulatory approval requirements, impose significant restrictions on the acquisition of direct or indirect control over a BHC or an insured depository institution, such as CIT and CIT Bank. These laws may be perceived by the market as having an anti-takeover effect, and may prevent a non-negotiated takeover or change in control of the Company. These laws could result in CIT being less attractive to a potential acquirer and/or could affect the price that investors are willing to pay for our common stock.

If we fail to maintain adequate internal control over financial reporting, it could result in a material misstatement of the Company's annual or interim financial statements.

Management of CIT is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As of December 31, 2020, the Company reported no material weaknesses, as disclosed in Item 9A. Controls and Procedures. However, if we identify material weaknesses or other deficiencies in our internal controls, or if material weaknesses or other deficiencies exist that we fail to identify, our risk will be increased that a material misstatement to our annual or interim financial statements will not be prevented or detected on a timely basis. Any such potential material misstatement, if not prevented or detected, could require us to restate previously released financial statements and could otherwise have a material adverse effect on our business, results of operations, and financial condition.

CIT ANNUAL REPORT 2020

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

We may be adversely affected by natural disasters, acts or threats of terrorism, pandemics and other catastrophic conditions or events that are beyond our control.

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

Terrorist attack, threats of terrorism, or other hostilities may disrupt our business and operations or those of our customers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy in general and consumer confidence and spending, which could harm our business and operations. Any of these events could increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers. This could have a material adverse impact on our business, operating results, and financial condition, and may result in increased volatility in the market price of our common stock.

The COVID-19 pandemic has contributed to (i) sudden and significant declines, and significant increases in volatility, in financial markets; (ii) ratings downgrades, credit deterioration and defaults in many industries, including transportation, natural resources, retail, hospitality and commercial real estate; (iii) customers drawing on credit lines to increase liquidity; and (iv) heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements. In addition, many of our customers, counterparties and third-party service providers have been, and may further be, affected by “stay-at-home” orders, market volatility, supply chain disruption, and other factors that increase their risks of business disruption or that may otherwise affect their ability to repay loans, perform under the terms of any agreements with us or provide other essential services. As a result, our credit, operational and other risks are generally expected to increase until the pandemic subsides.

Although we have a business continuity plan that is designed to provide for our continuing operation in case of potentially disruptive events, such as a global pandemic, there can be no guarantee that our plan will effectively address some or all of the effects of the COVID-19 pandemic, a recurrence or worsening of the COVID-19 pandemic, or another future pandemic event or global health emergency. Our business operations may be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, failures in systems or technology or other restrictions in connection with the pandemic, or if we are unable to maintain service in our branches, lockboxes, or other operations that cannot be operated remotely.

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

CIT ANNUAL REPORT 2020

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

CIT ANNUAL REPORT 2020

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

CIT ANNUAL REPORT 2020

PART TWO

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information — CIT's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "CIT."

Holders of Common Stock — As of December 30, 2020, there were 44,260 beneficial holders of common stock.

Dividends — Dividend information is included in the Capital section of the MD&A.

Shareholder Return — The following graph shows the annual cumulative total shareholder return for common stock during the period from December 31, 2015 to December 31, 2020. The chart also shows the cumulative returns of the S&P 500 Index and S&P Banks Index for the same period. The comparison assumes $100 was invested as of December 31, 2015. Each of the indices shown assumes that all dividends paid were reinvested.

CIT STOCK PERFORMANCE DATA

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
CIT	$100.00	$109.52	$128.05	$101.17	$123.96	$103.49
S&P 500	$100.00	$111.95	$136.38	$130.39	$171.44	$202.97
S&P Banks	$100.00	$124.31	$152.34	$127.30	$179.02	$154.41
S&P Financials	$100.00	$122.75	$149.93	$130.38	$172.22	$169.18

Securities Authorized for Issuance Under Equity Compensation Plans — Our CIT Group Inc. 2016 Omnibus Incentive Plan was approved by shareholders in 2016 and replaced the Amended and Restated CIT Group Inc. Long-Term Incentive Plan (the “Prior Plan”). No new equity awards may be granted under the Prior Plan. Equity awards associated with these plans are presented in the following table.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	N/A	N/A	2,700,052*
*	Excludes 2,123,831 shares underlying outstanding awards granted to employees and/or directors that are unvested and/or unsettled.

During 2020, we had no equity compensation plans that were not approved by shareholders. For further information on our equity compensation plans, including the weighted average exercise price, see Note 20— Retirement, Postretirement and Other Benefit Plans in Item 8.

CIT ANNUAL REPORT 2020

Issuer Purchases of Equity Securities — There were no repurchases of our common stock during the three months ended December 31, 2020. Securities information is included in the Capital section of the MD&A and Note – 14 Stockholders’ Equity in Item 8.

Unregistered Sales of Equity Securities — On January 1, 2020, we issued approximately 3.1 million shares of unregistered common stock in connection with the acquisition of MOB. There were no sales of common stock during 2020, 2019 and 2018. There were issuances of common stock under equity compensation plans and an employee stock purchase plan, both of which are subject to registration statements.

Item 6. Selected Financial Data

Select Data (dollars in millions, except per share amounts)

	At or for the Years Ended December 31,
	2020	2019	2018	2017	2016
Select Statements of Operations Data
Net interest revenue	$1,065.7	$1,064.8	$1,075.3	$1,117.9	$1,158.3
Provision for credit losses	800.3	110.8	171.0	114.6	194.7
Total non-interest income	1,351.4	1,272.9	1,382.8	1,371.6	1,182.2
Total non-interest expenses	2,320.2	1,603.0	1,650.1	2,183.3	2,124.9
(Loss) income from continuing operations, net of tax	(615.3)	529.4	472.1	259.4	(182.6)
Net (loss) income	(615.3)	529.9	447.1	468.2	(848.0)
Net (loss) income available to common shareholders	(646.4)	511.0	428.2	458.4	(848.0)
Per Common Share Data
Diluted (loss) income per common share - continuing operations	$(6.57)	$5.27	$3.82	$1.52	$(0.90)
Diluted (loss) income per common share	(6.57)	5.27	3.61	2.80	(4.20)
Book value per common share	52.71	61.37	55.70	53.25	49.50
Tangible book value per common share	51.34	56.77	51.15	49.58	45.41
Dividends declared per common share	1.40	1.30	0.82	0.61	0.60
Dividend payout ratio	NM	24.7%	22.7%	21.8%	NM
Performance Ratios
Return (available to common shareholders; continuing operations) on average common stockholders' equity(1)(2)	NM	9.03%	7.30%	3.53%	NM
Return (available to common shareholders; continuing operations) on average tangible common stockholders' equity(1)(2)	NM	10.20%	8.20%	7.72%	3.17%
Net finance revenue as a percentage of average earning assets	2.37%	3.10%	3.41%	3.43%	3.60%
Return (available to common shareholders; continuing operations) on average earning assets(1)	NM	1.10%	1.00%	0.53%	NM
Average total equity to average total asset ratio	10.1%	12.2%	13.8%	16.1%	17.0%
Balance Sheet Data
Loans including receivables pledged	$36,144.6	$30,998.9	$30,795.4	$29,113.9	$29,535.9
Allowance for loan losses	(1,063.8)	(482.6)	(489.7)	(431.1)	(432.6)
Operating lease equipment, net	7,836.6	7,319.7	6,970.6	6,738.9	7,486.1
Goodwill	-	369.9	369.9	369.9	685.4
Total cash and deposits	4,011.7	2,685.6	1,795.6	1,718.7	6,430.6
Investment securities	6,889.0	6,276.8	6,233.8	6,469.9	4,491.1
Assets of discontinued operation	-	-	249.8	501.3	13,220.7
Total assets	58,106.6	50,832.8	48,537.4	49,278.7	64,170.2
Deposits	43,071.6	35,139.5	31,239.5	29,569.3	32,304.3
Borrowings	5,837.3	6,473.4	8,118.8	8,974.4	14,935.5
Liabilities of discontinued operation	-	-	297.0	509.3	3,737.7
Total common stockholders’ equity	5,197.9	5,814.0	5,621.6	6,995.0	10,002.7
Credit Quality
Non-accrual loans as a percentage of loans	1.63%	1.05%	0.92%	0.76%	0.94%
Net charge-offs as a percentage of average loans	1.14%	0.39%	0.39%	0.39%	0.37%
Allowance for loan losses as a percentage of loans	2.94%	1.56%	1.59%	1.48%	1.46%
Capital Ratios(1)
CET1 capital ratio (fully phased-in)	10.0%	12.0%	12.0%	14.4%	13.8%
Tier 1 capital ratio (fully phased-in)	11.0%	13.2%	12.7%	15.1%	13.8%
Total capital ratio (fully phased-in)	13.2%	15.4%	14.8%	16.2%	14.6%
(1)	See Non-GAAP Financial Measures for a reconciliation of non-GAAP to GAAP financial information.
(2)	2017 and prior periods are adjusted to reflect an estimated reduction in equity for Commercial Air, that was transferred to discontinued operations and sold.

NM – Not meaningful

CIT ANNUAL REPORT 2020

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

CIT Group Inc. is a bank holding company ("BHC") and a financial holding company ("FHC"). CIT Group Inc., together with its subsidiaries (collectively "we", "our", "CIT" or the "Company"), is regulated by the Board of Governors of the Federal Reserve System ("FRB") and the Federal Reserve Bank of New York ("FRBNY") under the U.S. Bank Holding Company Act of 1956, as amended. CIT Bank, N.A. is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury ("OCC"). In addition, CIT Bank, as an insured depository institution, is supervised by the Federal Deposit Insurance Corporation (“FDIC”). More information about the Company is available at cit.com.

Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk ("MD&A") contains financial terms that are relevant to our business, and a Glossary of key terms is included at the end of Item 1. Business Overview. Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of the Company. These are identified in their initial usage and referenced to "Non-GAAP Financial Measurements”. See "Non-GAAP Financial Measurements" for a reconciliation of these financial measures to comparable financial measures in accordance with U.S. GAAP, a description of the measure and explanation why we use and believe the measure to be useful to the users of our financial information.

Throughout this MD&A we reference specific "Notes" to our financial statements. These Notes are included in Item 8. Financial Statements and Supplementary Data (“Item 8”).

SIGNIFICANT TRANSACTIONS:

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

•	Accretion of purchase accounting adjustments on the acquired commercial loans essentially offset amortization on consumer loans. Net accretion after 2020 is expected to be minimal.
•

As discussed in Critical Accounting Estimates, while no allowance for loan losses was carried over, CIT recorded an Allowance for Credit Losses (“ACL”) for non-purchase credit deteriorated (“non-PCD”) loans through an increase to the provision for credit losses.

•

CIT recorded goodwill of $115 million, representing the excess of the purchase price over the fair value of the net assets acquired, and $103 million of intangible assets, which increased amortization expense by approximately $10 million in 2020. See Note 2 — Acquisition and Discontinued Operations in Item 8 for information on the adjustment to goodwill after the acquisition date.

Financial data prior to the acquisition has not been restated to include the acquisition, and therefore is not directly comparable to 2020. See Note 2 — Acquisition and Discontinued Operations in Item 8 for additional information.

The consolidated financial statements include the effects of Purchase Accounting Adjustments (“PAA”) upon completion of the MOB Acquisition. We recorded the assets acquired and liabilities assumed in this transaction at their estimated fair values as of the closing date and the Company’s results of operations include the results of the acquisition beginning with the closing date.  We recorded consideration paid in excess of the net fair values of the acquired assets, intangible assets and assumed liabilities as Goodwill. Accretion and amortization of certain PAA are included in the Consolidated Statements of Operations, primarily impacting Net Finance Revenue (“NFR”) (interest income and interest expense) and non-interest expenses. The purchase accounting accretion and amortization on loans, borrowings and deposits is recorded in interest income and interest expense over the weighted-average life of the financial instruments using the effective yield method. Intangible assets were recorded related to the valuation of core deposits and other intangible assets. Intangible assets have finite lives and are amortized on an accelerated or straight-line basis, as appropriate, over the estimated useful lives and recorded in non-interest expenses, as detailed in Note 2 — Acquisition and Discontinued Operations and Note 25 — Goodwill and Intangible Assets in Item 8.

CIT ANNUAL REPORT 2020

First Citizens BancShares, Inc. Merger Announcement

On October 16, 2020, First Citizens BancShares, Inc. (“First Citizens”), the parent company of First-Citizens Bank & Trust Company (“FCB”), and CIT Group Inc. jointly announced that they entered into a definitive agreement by and among First Citizens, FCB, FC Merger Subsidiary IX, Inc. and CIT, under which the companies will combine in an all-stock merger (the “Merger Agreement”). Under the terms of the Merger Agreement, CIT stockholders will receive 0.062 shares of First Citizens Class A common stock for each share of CIT common stock they own. First Citizens stockholders will own approximately 61% and CIT stockholders will own approximately 39% of the combined company. The Merger Agreement contains customary representations and warranties and customary covenants, such as non-solicitation obligations and other provisions, including a break-up fee of $64 million payable in certain circumstances. The Merger Agreement also provides certain termination rights for CIT and First Citizens, including, among others, if the merger has not been completed by October 15, 2021. The combined bank will be regulated by the North Carolina Commissioner of Banks, the FDIC, and the Federal Reserve Bank of Richmond.

The Board of Directors of the combined company will consist of 14 directors, the current 11 First Citizens Board members and 3 CIT Board members, including Ellen Alemany, Chairwoman and Chief Executive Officer (“CEO”) of CIT, Michael A. Carpenter, and Vice Admiral John R. Ryan, USN (Ret.).

The combined company will operate under the First Citizens name and will be headquartered in Raleigh, N.C., and will maintain significant operations in California, Nebraska, Arizona, Florida, and South Carolina, as well as in New York and New Jersey. The pro forma organization will include over $100 billion in assets and over $80 billion in deposits.

On February 9, 2021, CIT and First Citizens received the approvals of the stockholders of CIT and First Citizens necessary to complete the merger of the companies. The merger is expected to close in the first half of 2021, subject to satisfaction of customary closing conditions, including receipt of regulatory approvals.

SUMMARY OF 2020 FINANCIAL RESULTS

The following table summarizes the Company’s results in accordance with U.S. GAAP as included in the Condensed Consolidated Statements of Operations. We similarly provide results that exclude noteworthy items, which are described and reconciled to GAAP in the Non-GAAP Financial Measurements section at the end of the MD&A. As explained further in the Non-GAAP Financial Measurements section, we exclude noteworthy items to reflect how management views the underlying performance of the business.

Our financial results and trends during 2020 reflect the effects of the continued global pandemic from the novel strain of coronavirus disease 2019 (“COVID-19”), which began in the first quarter, and the adverse impact on the macroeconomic environment.

Results for 2020 reflect building credit reserves due to the impact of the COVID-19 pandemic, along with the adoption of CECL. The provision for credit losses of $800 million reflected the economic stress and the associated impact on the ACL. In addition, the pandemic and its ensuing adverse impact on the macroeconomic environment were contributing factors that led to a $441 million after-tax impairment of goodwill in 2020, which was primarily related to goodwill recorded with the OneWest and MOB Acquisitions.

Despite the impact from the global pandemic, average loans and leases increased by 20% from 2019, primarily due to the MOB Acquisition.

Results of Operations (dollars in millions, except per share amounts)

	2020	2019	2018
GAAP Results
(Loss) income from continuing operations available to common shareholders	$(646.4)	$510.5	$453.2
Income (loss) from discontinued operations, net of taxes	-	0.5	(25.0)
Net (Loss) income available to common shareholders	$(646.4)	$511.0	$428.2
Diluted (loss) income per common share
(Loss) income from continuing operations available to common shareholders	$(6.57)	$5.27	$3.82
Income (loss) from discontinued operations, net of taxes	-	-	(0.21)
Diluted (Loss) income per common share available to common shareholders	$(6.57)	$5.27	$3.61
Average number of common shares — diluted (thousands)	98,405	96,921	118,777

Non-GAAP Results, excluding noteworthy items
(Loss) income from continuing operations available to common shareholders	$(68.9)	$490.2	$479.6
Income (loss) from discontinued operations, net of taxes	-	0.5	(11.2)
Net (Loss) income available to common shareholders	$(68.9)	$490.7	$468.4
Diluted (loss) income per common share
(Loss) income from continuing operations available to common shareholders	$(0.70)	$5.06	$4.04
Income (loss) from discontinued operations, net of taxes	-	-	(0.10)
Diluted (Loss) income per common share available to common shareholders	$(0.70)	$5.06	$3.94

2020 loss to common shareholders was $646 million or $6.57 per diluted common share. Excluding noteworthy items, the loss to

CIT ANNUAL REPORT 2020

common shareholders1, of $69 million or $0.70 per diluted common share, primarily reflected the high provision for credit losses, including the build-up of the ACL related to the forecasted macroeconomic environment and adoption of CECL. Noteworthy items related to (i) goodwill impairments, (ii) the integration of MOB, (iii) the pending merger with FCB, (iv) a facilities impairment charge, (v) a deferred tax asset  adjustment primarily related to the sale of Commercial Air in 2017, and (vi) a reversal of compensation expense related to the Company’s stock-based compensation.

Current year NFR2 benefited from the addition of MOB but was adversely impacted by the macroeconomic environment and Federal Reserve interest rate reductions of 150 bps in March 2020. Although the reduction in interest rates benefited our deposit costs, this cost benefit was more than offset by the impact on our floating rate loan portfolio, as well as on our interest-bearing cash and investment securities. NFR was down compared to 2019. Average outstanding deposit costs decreased compared to 2019, reflecting a benefit from the addition of lower-cost MOB deposits and rate reduction strategies across all deposit channels. Net operating lease revenue, a component of NFR, was down from 2019 primarily due to lower rental revenue resulting from lower rail car utilization and continued lease rates compression, as well as higher maintenance costs and depreciation, partially offset by an increase in average operating leases. See Net Finance Revenue section for more details.

Other non-interest income was up from 2019, primarily due to higher gains on asset sales, BOLI income and the benefit from the addition of MOB, which drove higher fee income from the addition of our Community Association Banking business. Factoring commissions were below the year-ago level. See Non-Interest Income section for more details.

Operating expenses and operating expenses excluding noteworthy items and intangible asset amortization3, were up compared to 2019 driven by the MOB Acquisition. See Non-interest expense section for further details. Noteworthy items for 2020 are discussed below. 2019 included two noteworthy items, a facilities impairment charge and a restructuring charge.

The deterioration of the macroeconomic environment because of the COVID-19 pandemic and the related effects on CIT’s results of operations and decrease in our stock price triggered goodwill impairment assessments in 2020, which contributed to pre-tax impairment charges of $485 million. See Note 25 – Goodwill and Intangible Assets in Item 8 and Non-Interest Expense and Critical Accounting Estimates sections for more details.

On a per diluted common share basis, the results compared to the year-ago quarter also reflect an increase in the average number of diluted common shares outstanding due to the issuance of approximately 3.1 million common shares for the MOB Acquisition.

Financial results for the 2020 fourth quarter included the following noteworthy items:

•	$102 million (after tax) ($1.03 per diluted common share) in goodwill impairment charge resulting in part from the valuation implied in the proposed merger with First Citizens.
•

$21 million (after tax) ($0.22 per diluted common share) increase to the income tax provision due to an adjustment to the deferred tax asset, primarily related to the sale of the commercial air business in 2017.

•

$13 million (after-tax) ($0.14 per diluted common share) facilities impairment and termination charges resulting from the exit from leased facilities as part of our strategy to optimize our branch footprint and streamline office locations.

•	$9 million (after-tax) ($0.09 per diluted common share) related to First Citizen’s merger costs.
•	$7 million (after-tax) ($0.07 per diluted common share) in merger and integration costs related to the MOB Acquisition.

Financial results for the 2020 third quarter included the following noteworthy items:

•	$9 million (after tax) ($0.09 per diluted common share) in merger and integration costs related to the MOB Acquisition.
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
[3]

Total operating expenses, excluding intangible asset amortization and noteworthy items is a non-GAAP measurement. See Non-Interest Expenses for a table that provides a reconciliation to the GAAP measurement (total operating expenses). See “Non-GAAP Financial Measurements” for a description of the balance and usage.

CIT ANNUAL REPORT 2020

The following table reflects the impact of noteworthy items on our GAAP results for the year ended December 31, 2020. See similar reconciliations for the years ended December 31, 2019 and 2018 in the “Non-GAAP Financial Measurements” section.

Results of Operations for the Year Ended December 31, 2020 (dollars in millions, except per share amounts)

	Net Income (Loss) Available to Common Shareholders
	Year Ended December 31, 2020
		Per Share
GAAP Results	$(646.4)	$(6.57)
Goodwill impairment	440.5	4.48
MOB merger and integration costs	42.6	0.43
MOB day 1 provision for credit losses	36.7	0.37
Restructuring charges	23.6	0.24
Deferred tax asset adjustment	21.2	0.22
Facilities impairment costs	13.4	0.14
FCB merger costs	8.5	0.09
Performance Stock Units expense reversal	(9.0)	(0.09)
Non-GAAP Results (EPS balances may not sum due to rounding)	$(68.9)	$(0.70)

STRATEGIES

Our strategies and accomplishments to simplify, strengthen and grow CIT in 2020 were as follows:

Pillars	Strategies	Accomplishments
Grow Core Businesses	•Deepen client relationships •Provide value-added products and services to our clients

•Closed the acquisition of MOB on January 1, 2020; provides lower-cost stable HOA deposits and builds on our commercial banking strengths

•Average loans and leases in 2020 up 20% from 2019, reflecting the MOB Acquisition. Excluding MOB, 5% growth in core average loans and leases[4] in 2020

•Announced the merger with First Citizens, creating a Top 20 U.S. Bank with over $100 billion in assets

Optimize Balance Sheet	•Enhance funding and deposits

•Average outstanding deposit costs decreased 83 bps during 2020, reflecting rate reductions across all channels and average deposit growth in lower cost HOA and Commercial channels

•Grew HOA deposits over 20% during year

Enhance Operating Efficiency	•Maintain vigilance on expenses •Improve operating leverage	•Remain disciplined and focused on continuous improvement in operating efficiency •Realized net cost reductions previously committed to achieve in 2021
Maintain Strong Risk Management	•Maintain credit discipline focusing on strong collateral and structure •Maintain strong liquidity and capital risk management practices

•Well capitalized – CET1 ratio of 10.0%, well in excess of capital conservation buffer (“CCB”)

•Robust liquidity– Liquid Assets[5] of $10 billion or 18% of total assets

•Diverse sources of stable deposits across channels.

•Strong allowance for credit losses (“ACL”) – 2.94% of total loans

•Maintained proactive portfolio management and disciplined underwriting standards

[4]

Core loans and leases is net of credit balances of factoring clients and excludes MOB, LCM, and NSP; see “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

[5]

Liquid Assets includes Available Cash (unrestricted portions of cash, excluding amounts not accessible for liquidity, such as vault cash and deposits in transit) and High Quality Liquid Securities (readily marketable, unpledged securities, as well as pledged but not drawn against at the FHLB and available for sale and generally is comprised of Treasury and Agency securities held outright or via reverse repurchase agreements).

CIT ANNUAL REPORT 2020

Our strategies for 2021 continue to build upon those in 2020, with a key focus on closing the merger with FCB and integrating our combined operations. We will continue to support our employees, customers and communities.

PERFORMANCE MEASUREMENTS

The following chart reflects key performance indicators evaluated and used by management and included throughout this MD&A, certain of which are based on Non-GAAP balances as discussed in the Non-GAAP Financial Measurements section:

KEY PERFORMANCE INDICATORS	MEASUREMENTS
Asset Generation — originate new business and grow earning assets.	-New business volumes; -Loans and leases (included in earning assets); and -Earning assets.

Revenue Generation — lend money at rates in excess of borrowing costs and consistent with risk profile of obligor, earn rentals on the equipment we lease commensurate with the risk, and generate other revenue streams.

-Net finance revenue and other non-interest income; -Net finance margin; -Operating lease revenue and as a percentage of average operating lease equipment; and -Asset yields; and -Funding costs.
Credit Risk Management — accurately evaluate creditworthiness of customers, maintain high-quality assets and balance income potential with loss expectations.

-Net charge-offs and as a percentage of average loans;

-Non-accrual loans and as a percentage of loans;

-Classified assets and delinquent balances; and

-Allowance for credit losses and as a percentage of loans.

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

-Net income per common share (“EPS”);

-Net income and pre-tax income, each as a percentage of average earning assets (“ROA”); and

-Net income and pre-tax income as a percentage of average tangible common stockholders' equity (“ROTCE”).

Capital Management — remain well-capitalized while prudently deploying capital.	-Common Equity Tier 1 (“CET1”), Tier 1 and Total capital ratios; -Tier 1 Leverage Ratio; and -Book value and Tangible book value per share.
Liquidity Management — maintain access to appropriate funding at competitive rates to meet obligations as they come due.	-Levels of high-quality liquid assets; -Committed and available funding facilities; -Debt maturity profile and ratings; and -Funding mix.
Manage Market Risk — measure and manage risk to statement of operations and economic value of enterprise due to movements in interest and foreign currency exchange rates.	-Net Interest Income Sensitivity; and -Economic Value of Equity (“EVE”).

COVID-19 PANDEMIC RESPONSE

Since December 2019, the outbreak of COVID-19 has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. These measures, which include the implementation of travel bans, self-imposed quarantine periods and social distancing, have caused material disruption to businesses globally, resulting in an economic slowdown and a significant increase in unemployment, particularly in the travel, hospitality, restaurant and entertainment sectors. Global equity and credit markets have experienced significant volatility and weakness. Governments and central banks have responded with significant monetary and fiscal policy measures designed to stabilize economic conditions and the functioning of the global financial markets. While the second half of 2020 included loosening of government-imposed lockdowns in varying degrees in the US, and worldwide, the duration and impact of the COVID-19 pandemic is still evolving, as are the government and central bank interventions. In addition, some local governments in the US have imposed, or may reimpose, stricter stay-at-home orders or other lockdown measures in response to resurging cases of COVID-19 in affected areas, following earlier lifting of social distancing restrictions.

CIT implemented our comprehensive business continuity plan in the first quarter of 2020 and will continue to monitor and adapt our plans to meet this evolving situation.

Most of our employees have successfully worked remotely throughout the pandemic, leveraging the significant hardware and software upgrades that we have made over the last few years. We continued reduced density and social distancing protocols for employees in branches and lockbox operations. For our employees, we have provided enhanced benefits for COVID-19 testing and care as part of our health plans. We implemented a supplemental pay plan, through July 31, 2020, for employees who were unable to work remotely in service to our customers. Although we continue to work remotely, our teams have remained connected through frequent communications, video conferences, and engagement routines, such as virtual Town Halls. We have developed workplace re-entry plans with proper protocols.  We will continue to monitor infection rates and vaccination progress, and we will provide employees with advance notice prior to re-entry requests.

We have worked to keep our branches accessible throughout this event, with modified service hours. We have taken various measures to maintain a clean and sanitized environment in our branches and adhere to recommended social distancing by limiting the number of customers in the branches.

CIT ANNUAL REPORT 2020

Relief Measures for Our Commercial Customers

CIT continues to engage proactively with our commercial clients to understand the possible financial impact the COVID-19 pandemic is having on their businesses and to provide our expertise. The following key relief measures have been implemented and offered to our commercial customers:

•

Qualifying commercial customers impacted by COVID-19 were generally offered up to 90 days of deferred payments. Based on the facts and circumstances of the borrower, deferrals could include both principal and interest, interest only, or principal only. On a case by case basis, where requested, borrowers were offered an additional deferral of up to 90 days. After the deferral period, CIT will apply its credit policies, and amounts deferred must be repaid based on modified terms, including adding the unpaid amounts to the end of the contract term, spread throughout the remaining term, or other arrangements made on a case by case basis.

•	In addition, certain commercial customers were offered covenant relief based on the facts and circumstances of the borrower.

Refer to the table below for a summary of the key data points related to the COVID-19 loan modifications.

Included within Title I of the CARES Act, as amended, was a provision for SBA funding of small business loans through the Paycheck Protection Program (“PPP”) for small businesses to keep their employees paid during the COVID-19 pandemic. On June 5, 2020, the Paycheck Protection Program Flexibility Act of 2020 (“Flexibility Act”) was signed into law, which revised certain provisions of the program. PPP loans are guaranteed by the SBA and forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1% and a contractual term of two and up to five years under the Flexibility Act. The Flexibility Act also extended the payment deferral period from six months to ten months. The SBA pays the originating bank (CIT) a processing fee ranging from 1% to 5%, based on the size of the loan, which will be recognized over the contractual term of the loan and payments from the SBA for eligible loan forgiveness amounts are treated as loan prepayments.

CIT Bank was a participating PPP lender in the first wave of applications accepted through August 8, 2020. CIT initially funded $286 million of PPP loans (net of returns) with primarily a two-year contractual term, for 838 borrowers. At December 31, 2020, the remaining outstanding balance on these loans was $251 million (734 borrowers), with the decrease due to payments from the SBA for approved loan forgiveness applications. CIT continues to focus on the timely processing of all forgiveness requests from the first round of PPP lending, and has elected not to be a participating lender for the second round of PPP lending.

Relief Measures for Our Depositors and Consumer Customers

We have taken all reasonable steps to continue to provide our customers access to their accounts. All of our branches have remained open with modified hours and enhanced safety protocols. In addition, impacted mortgage customers have been encouraged to reach out for relief. The following key relief measures have been implemented and offered to our consumer customers:

•	We are assisting customers with accessing needed funds by waiving fees for ATMs, overdrafts or early withdrawal of CDs for customers that are affected by COVID-19.
•	In March 2020, CIT suspended residential property foreclosures and evictions for single-family homeowners through March 31, 2021, or for longer periods if federal or state guidance or law requires.
•

Consumer customers impacted by COVID-19 were provided an initial 90-day payment deferral regardless of delinquency status to align with the government agency guidance. On a case by case basis, where requested, borrowers were offered an additional deferral of up to 90 days. After the deferral period, CIT will apply its credit policies, and amounts deferred must be repaid based on modified terms, including adding the unpaid amounts to the end of the contract term, spread throughout the remaining term, or other arrangements made on a case by case basis.

•

Homeowners with loans backed by two government-sponsored companies, Fannie Mae and Freddie Mac, also will be granted foreclosure relief, according to the Federal Housing Finance Agency, which regulates the companies. Deferment allows mortgage payments to be suspended for up to 12 months because of economic hardship that was caused by the COVID-19 pandemic.

Refer to the table below for a summary of the key data points related to the COVID-19 loan modifications.

COVID-19 Borrower Relief Arrangements

Loan modifications related to COVID-19 impacted borrowers totaled $705 million at December 31, 2020, including deferments of $458 million and other modifications, such as covenant relief, of $247 million. Comparative balances at September 30, 2020 were $1,313 million, $984 million and $329 million, respectively. The following table provides a summary of loan deferments approved for COVID-19 impacted borrowers, with approximate balances as of December 31, September 30 and June 30, 2020. In addition, the balance and number of accounts for new initial deferments granted during the fourth quarter and accounts for which borrowers were granted requests to extend relief for a second deferment period are presented.

CIT ANNUAL REPORT 2020

COVID-19 Loan Deferments (dollars in millions)

	December 31, 2020(1)				September 30, 2020		June 30, 2020
	Total Deferments				Total Deferments		Total Deferments
	($)	% of Total Balance(5)	# Contracts	% of Total Contracts(6)	($)	# Contracts	($)	# Contracts
Commercial Banking
Commercial Finance(2)	$169	1%	23	0%	$307	33	$780	160
Business Capital	35	1%	708	0%	110	2,224	550	10,360
Real Estate Finance	142	2%	5	0%	253	19	350	25
Total Commercial Banking	346	1%	736	0%	670	2,276	1,680	10,545
Consumer Banking
Consumer and Community Banking(3)	82	1%	142	1%	154	218	450	570
Legacy Consumer Mortgages	30	2%	160	2%	160	607	360	1,250
Total Consumer Banking	112	1%	302	1%	314	825	810	1,820
Total CIT	$458	1%	1,038	0%	$984	3,101	$2,490	12,365

	New Initial Deferments(4) in Q4		Extended(7)
	($)	# Contracts	Extended ($)	# Contracts
Commercial Banking
Commercial Finance(2)	$1	2	$36	8
Business Capital	11	242	19	361
Real Estate Finance	-	-	-	-
Total Commercial Banking	12	244	55	369
Consumer Banking
Consumer and Community Banking	19	37	55	102
Legacy Consumer Mortgages	22	119	9	45
Total Consumer Banking	41	156	64	147
Total CIT	$53	400	$119	516
(1)	Excludes $195 million and $56 million of Commercial Banking and Consumer Banking loans, respectively, with COVID-19 related deferments that fully paid off or were sold prior to December 31, 2020.
(2)	Total Commercial Finance excluding Commercial Services. Refer below for details regarding Commercial Services arrangements.
(3)	Includes $28 million of Small Business Administration (SBA) loans that were deferred related to approximately 18 contracts.
(4)	Initial deferments represent new accounts that entered a deferment period during the fourth quarter and have a balance at December 31, 2020.
(5)	Calculated as the carrying value of loans with deferment arrangements as a percentage of the total loan balance for that respective division or business unit.
(6)	Calculated as the number of impacted contracts as a percentage of the total number of contracts for that respective division or business unit.
(7)	The balances reflect customers that were impacted by COVID-19 and were granted a deferment. The initial deferment period passed and further deferment relief was granted.

In addition, as of December 31, 2020, there were no factored invoices outstanding related to our Commercial Services business that have extended their terms by 30 to 90 days.

CIT ANNUAL REPORT 2020

The table below presents the delinquency status of all loans that have exited their COVID-19 deferment period with a balance outstanding as of December 31, 2020, regardless of accrual / non-accrual classification, and of the total, the amount on non-accrual status.

COVID-19 Loans Deferments Delinquency Status (dollars in millions)

	Loan Deferments Exited(1)
	30-59	60-89	90 or more	Total Past Due	Current	Total	Non-Accrual
Commercial Banking
Commercial Finance	$2	$-	$1	$3	$261	$264	$10
Business Capital	14	9	1	24	499	523	19
Real Estate Finance	-	2	-	2	285	287	3
Total Commercial Banking	16	11	2	29	1,045	1,074	32
Consumer Banking
Consumer and Community Banking	10	5	22	37	334	371	33
Legacy Consumer Mortgages	28	11	44	83	264	347	96
Total Consumer Banking	38	16	66	120	598	718	129
Total CIT	$54	$27	$68	$149	$1,643	$1,792	$161
(1)	The balances reflect the status of customers that were granted COVID-19 related deferments and the deferment period has ended with no extension granted.

The total past due loans with COVID-19 deferments that have exited deferment status of approximately $149 million represents 16% of the Company's total past due loans and 0.4% of total loans.

As discussed in Note 1 – Business and Summary of Significant Accounting Policies, loans with deferments granted in response to the COVID-19 pandemic will generally continue to accrue interest during the deferral period, with a reserve established for amounts deemed potentially uncollectible. Rentals on operating leases will continue to accrue until such time that it is determined that collection of the rental payments is no longer probable. As of December 31, 2020, the accrued and unpaid interest within other assets related to loans that have or had COVID-19 related deferments (i.e. active deferment or exited) were approximately $7 million and amounts charged off through the provision for credit losses during the quarter were not significant. Additionally, accrued rentals on operating leases related to accounts with COVID-19 related modifications were approximately $7 million at December 31, 2020.

Capital

We have diversified sources of capital and our capital ratios remain well above regulatory minimum thresholds, including the CCB at CIT and at CIT Bank. We operate a sound enterprise risk management function, including a robust stress testing process. Capital stress testing is a key component of CIT’s capital planning process and is used to assess whether capital levels and capital actions are appropriate for CIT’s risk profile. Management sets capital targets at levels intended to provide for CIT’s continuing operation throughout economic cycles and periods of stress.

Our capital ratios at December 31, 2020 were 10.0% Common Equity Tier 1 (“CET1”), 11.0% Tier 1 capital and 13.2% total capital and at December 31, 2019 were 12.0% CET1, 13.2% Tier 1 capital and 15.4% total capital. On January 1, 2020 we issued $141 million in common equity as part of the consideration for the MOB Acquisition, resulting in pro forma CET1 ratio of 10.0% and total capital ratio of 13.0%, after accounting for a fully transitioned CECL impact and the acquisition of MOB. The following table summarizes the CET1 Capital Ratio rollforward from December 31, 2019 to December 31, 2020, reflecting the CECL adoption, the MOB Acquisition, the first quarter CECL COVID-19 impact, the quarterly activity and the Revised CECL Transition Rule.

CIT ANNUAL REPORT 2020

CET1 Capital and Risk-Weighted Asset (“RWA”) Rollforward (dollars in millions)

Common Equity Tier 1	CET1 Capital	RWA	Ratio(1)
Balance at December 31, 2019	$ 5,444.4	$ 45,262.0	12.0%
CECL adoption, before MOB Acquisition	(82.4)	28.5	-0.2%
Balance at January 1, 2020	5,362.0	45,290.5	11.8%
MOB Acquisition	(116.3)	6,847.1	-1.8%
Post MOB Acquisition CET1 at January 1, 2020	5,245.7	52,137.6	10.0%
First quarter CECL COVID-19 impact(2)	(347.0)	(423.6)	-0.7%
All other first quarter activity	71.0	1,042.5	0.1%
Balance at March 31, 2020, before new 5-year transition	4,969.7	52,756.5	9.4%
New 5-Year Transition Benefit - both Day 1 and 25% of increase in AACL(3)	188.4	216.5	0.3%
Balance at March 31, 2020	5,158.1	52,973.0	9.7%
Second quarter activity, including impact of COVID-19	(112.7)	(2,248.7)	0.3%
5-Year Transition Benefit true-up(3)	6.0	6.0	0.0%
Balance at June 30, 2020	5,051.4	50,730.3	10.0%
Third quarter activity, including impact of COVID-19	59.3	1,159.7	-0.1%
5-Year Transition Benefit true-up(3)	9.5	9.5	0.0%
Balance at September 30, 2020	5,120.2	51,899.5	9.9%
Fourth quarter activity, including impact of COVID-19	102.5	(22.6)	0.2%
5-Year Transition Benefit true-up(3)(4)	(29.9)	(29.9)	-0.1%
Balance at December 31, 2020	$ 5,192.8	$ 51,847.0	10.0%
(1)	Ratios are rounded based on underlying amounts.
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

(4)	Primarily driven by the transfer of the Aviation Lending portfolio to AHFS.

On January 1, 2020, CIT implemented CECL and completed the MOB Acquisition, both of which impacted CIT’s capital ratios. CIT has elected the 5-year transition option under the Revised CECL Transition Rule which delays the CECL day one impact and part of the COVID-19 reserve impact to CET1 capital of $174.0 million for two years and then it will phase-in over a three-year period (see changes to CECL transition below).

The acquisition of MOB resulted in an increase in RWA totaling approximately $6.8 billion, as well as provision for credit losses of $45 million related to the non-PCD portion of the ACL. The MOB Acquisition also impacted regulatory capital due to the additional goodwill ($121.6 million recorded initially) and intangible assets ($102.6 million) and the common stock issuance of $141.2 million.

During 2020, the OCC, FRB and FDIC collectively adopted the Revised CECL Transition Rule for regulatory capital, which provides for the option to delay for two years the impact of CECL’s effect on regulatory capital, followed by a three-year transition period. During the first two years of the transition period, CIT will delay the day one impact of CECL to retained earnings ($82.4 million), plus a scaling factor of 25 percent of the change in the Adjusted Allowance for Credit Losses (“AACL”) from initial CECL implementation to the end of the current quarter, excluding the impact of the initial non-PCD charge related to MOB, or $366.1 million times 25 percent ($91.5 million) as of December 31, 2020. After the initial two-year delay period, there will be a three-year phase in period starting January 1, 2022. These changes are only applicable to regulatory capital, which resulted in an increase to CET1 capital of $174.0 million as of December 31, 2020. There was no impact to the balance sheet or the statement of operations.

CIT’s CET1 ratio at December 31, 2020 and 2019 was 10.0% and 12.0% respectively. CET1 capital at December 31, 2020 was $5.2 billion, down $251 million from December 31, 2019. The reduction in capital was primarily driven by the provision for credit losses, partially offset by the Revised CECL Transition Rule benefit and the issuance of $141 million in equity related to the MOB Acquisition. The provision for credit losses drove an increase in CIT’s ACL. See Critical Accounting Estimates for additional information on the development of our ACL.

During 2020, CIT’s RWA increase was primarily driven by the MOB Acquisition and the CECL implementation.

See Critical Accounting Estimates - CECL section for further information on CECL adoption and Capital section for further information on our current capital ratios and RWA.

CIT ANNUAL REPORT 2020

Credit

The adoption of the CECL standard requires the estimation of credit losses over the full remaining expected life of the portfolio, whereas the incurred loss model under previous U.S. GAAP resulted in an estimation of credit losses over a loss emergence period. The CECL standard introduces economic forecasting into the allowance setting process, which makes it more sensitive to external factors than the prior standard. The macroeconomic impact of the global pandemic significantly increased our full year provision for credit losses, which totaled $800.3 million, compared to the year ago period provision of $110.8 million. The ACL at December 31, 2020 was $1.1 billion, which includes the impact of the adoption of CECL and the acquisition of MOB, compared to $482.6 million at December 31, 2019.

See Credit Metrics for further detail surrounding COVID-19 impacts on the provision for credit losses and rollforward of the ACL from December 31, 2019 through 2020, and other key metrics. See also Critical Accounting Estimates for the key assumptions that drove the CECL adjustments in the first quarter of adoption, and in the current quarter.

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

See Note 1 – Business and Summary of Significant Accounting Policies in Item 8 for details.

As noted above, CIT is providing relief to certain qualifying commercial and consumer borrowers impacted by COVID-19 and who contact us. For consumer customers, CIT is also closely monitoring and following the directives from the government and agencies.

DISCONTINUED OPERATIONS

See Note 2 — Acquisition and Discontinued Operations in Item 8.

RESULTS FROM CONTINUING OPERATIONS

Unless specifically noted, the discussions and data presented throughout the following sections reflect CIT balances on a continuing operations basis.

CIT ANNUAL REPORT 2020

NET FINANCE REVENUE

Net interest revenue reflects our interest income less interest expense and is included as a line item on the Consolidated Statements of Operations. Net interest revenue was $1,066 million for 2020, essentially unchanged from $1,065 million in 2019 and from $1,075 million in 2018.

Key metrics used by management to measure the profitability of our earning assets are NFR6 and Net Finance Margin6 ("NFM"). NFR is a non-GAAP measurement that includes net interest revenue (interest and fees on loans, interest on interest-bearing cash, and interest/dividends on investments less interest expense on deposits and borrowings) plus net operating lease revenue3 (rental income on operating lease equipment less depreciation on operating lease equipment and maintenance and other operating lease expenses). Due to the nature of our portfolio, which includes a higher proportion of operating lease equipment than most BHCs, certain financial measures commonly used by other BHCs, such as net interest income (“NII”), are not as meaningful for CIT. NII is not used because it includes the impact of debt costs of our operating lease assets but excludes the associated rental income.

NFM is NFR calculated as a percentage of average earning assets3 (“AEA”). NFM is used by management, instead of net interest margin (“NIM”), for the same reasons noted for NFR.

During 2020, our NFR was negatively impacted by events directly and indirectly associated with the COVID-19 pandemic, including the 150 bps decrease in the Federal Funds rate in March 2020, elevated levels of cash relative to the typical balances we maintain, the impact on the level of loans and leases from a slow-down in business activity, and the decline in Rail utilization and rental rates brought on by oversupply of railcars and a slowdown in economic activity. Partially offsetting these items were higher loans and leases, driven by the MOB Acquisition, and a lower cost of funds from the reduction of offered deposit rates.

The consolidated financial statements include the effects of PAA accretion. PAA accretion and amortization primarily impact interest income and interest expense and are summarized in a table in this section.

The following table presents the average balance sheet and related rates, along with NFR and NFM.

Average Balances and Rates(1) (dollars in millions)

	Years ended
	December 31, 2020			December 31, 2019			December 31, 2018
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-bearing cash	$5,712.7	$11.1	0.19%	$1,689.8	$37.1	2.20%	$2,399.6	$42.3	1.76%
Investment securities and securities purchased under agreements to resell	6,634.5	120.1	1.81%	7,724.4	196.4	2.54%	6,354.3	176.3	2.77%
Loans (including held for sale)(2)(3)	36,371.6	1,667.8	4.59%	29,775.5	1,780.8	5.98%	28,644.8	1,711.4	5.97%
Total interest earning assets(2)(3)	48,718.8	1,799.0	3.69%	39,189.7	2,014.3	5.14%	37,398.7	1,930.0	5.16%
Operating lease equipment, net (including held for sale)(4)	7,672.9	271.0	3.53%	7,075.6	368.4	5.21%	7,738.7	467.5	6.04%
Indemnification assets	-	-	-	1.9	2.5	NM	77.0	(39.6)	NM
Average earning assets(2)(5)	56,391.7	2,070.0	3.67%	46,267.2	2,385.2	5.16%	45,214.4	2,357.9	5.21%
Non-interest earning assets
Cash and due from banks	188.0			138.7			203.9
Allowance for loan losses	(1,062.8)			(488.1)			(456.6)
All other non-interest bearing assets	3,584.8			3,094.2			2,646.8
Assets of discontinued operations	-			108.6			386.5
Total assets	$59,101.7			$49,120.6			$47,995.0

Interest-bearing deposits and borrowings
Deposits	$41,037.3	$475.8	1.16%	$33,238.8	$664.9	2.00%	$29,266.1	$460.4	1.57%
Borrowings	7,392.3	257.5	3.48%	6,519.0	287.1	4.40%	8,824.0	354.7	4.02%
Total interest-bearing liabilities	48,429.6	733.3	1.51%	39,757.8	952.0	2.39%	38,090.1	815.1	2.14%
Non-interest bearing deposits	3,003.3			1,592.8			1,493.3
Other non-interest bearing liabilities	1,729.1			1,601.9			1,397.5
Liabilities of discontinued operations	-			162.4			386.0
Stockholders' equity	5,939.7			6,005.7			6,628.1
Total liabilities and stockholders' equity	$59,101.7			$49,120.6			$47,995.0
Net revenue spread			2.16%			2.77%			3.07%
Impact of non-interest bearing sources			0.21%			0.33%			0.34%
NFR ($) / NFM (%)(2)(5)		$1,336.7	2.37%		$1,433.2	3.10%		$1,542.8	3.41%
(1)...(5)	See footnotes below next table; NM Not Meaningful

[6]

Net finance revenue, net finance margin, net operating lease revenue and average earnings assets are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information. Although net finance revenue, net finance margin, net operating lease revenue and average earnings assets are non-GAAP measures, each is derived from information in our statement of operations or balance sheet, presented in a different order and with different subtotals than those presented in our financial statements.

CIT ANNUAL REPORT 2020

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

Average Balances and Rates(1) (dollars in millions)

	2020 Over 2019 Comparison			2019 Over 2018 Comparison
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Volume	Rate	Net	Volume	Rate	Net
Interest-bearing cash	$30.4	$(56.4)	$(26.0)	$(14.3)	$9.1	$(5.2)
Investment securities and securities purchased under agreements to resell	(25.2)	(51.1)	(76.3)	35.6	(15.5)	20.1
Loans and loans held for sale(2)(3)	347.8	(460.8)	(113.0)	66.5	2.9	69.4
Operating lease equipment, net (including held for sale)(4)	29.4	(126.8)	(97.4)	(38.3)	(60.8)	(99.1)
Indemnification assets	(1.2)	(1.3)	(2.5)	9.1	33.0	42.1
AEA(2)(5)	$381.2	$(696.4)	$(315.2)	$58.6	$(31.3)	$27.3

Interest-bearing deposits	$132.1	$(321.2)	$(189.1)	$67.2	$137.3	$204.5
Borrowings	35.0	(64.6)	(29.6)	(98.8)	31.2	(67.6)
Total interest-bearing liabilities	$167.1	$(385.8)	$(218.7)	$(31.6)	$168.5	$136.9
(1)

Average balances for 2020 and 2019 are based on daily balances, as system enhancements effective January 1, 2019 allowed for the new basis. The enhancements do not allow for prior period updates. Although 2018 period averages were derived from month end balances and remain as reported, these had been adjusted for the timing of significant transactions that would impact the average. Therefore, any difference compared to a daily average balance was not significant. Tax exempt income was not significant in any of the periods presented. Average rates are impacted by PAA.

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

NFR was $1,337 million in 2020, down from $1,433 million in 2019 and $1,543 million in 2018. NFR in 2018 benefited from the suspension of depreciation expense totaling $27 million related to the European Rail business, NACCO (which was sold during the fourth quarter of 2018). When operating lease equipment is in AHFS, depreciation is suspended, resulting in a benefit to NFR. NFR excluding the noteworthy items7 was $1,516 million in 2018. NFR was not affected by noteworthy items in 2020 and 2019.

Compared to 2019, the decline in 2020 in interest income reflected the lower interest rate environment, which decreased interest earned on our floating rate loan portfolio and cash and investments portfolio, along with a mix shift into interest earning cash, resulting from deposit inflows. Partially offsetting the lower rate impact were the increased average loans and leases, driven by the MOB Acquisition (see discussion on AEA and average loans and leases further below). Net operating lease revenue was down, driven by lower utilization rates, continued lease rate compression on new assignments and renewals, as well as higher maintenance costs in Rail, partially offset by an increase in average operating leases. See the end of this section for more details on our operating lease portfolio. Partially offsetting lower interest income was the lower cost of funds, driven by lower rates in all deposit channels, including the lower cost HOA deposit channel, which we are benefiting from due to the MOB Acquisition. See Note 2 – Acquisition and Discontinued Operations in Item 8 for information on the MOB Acquisition.

NFR excluding the noteworthy item noted above decreased by $83 million in 2019, compared to 2018, reflecting higher interest costs on increased deposits, lower net operating lease revenue and lower PAA. 2018 included operating lease revenue from the NACCO portfolio (sold in the fourth quarter of 2018) and included income from the reverse mortgage portfolio (sold during the second quarter of 2018). These were partially offset by increased interest income on loans in 2019, driven by growth, lower borrowing costs on debt due to a decrease in the average balance outstanding and absence of interest income offset in the 2019 periods from the indemnification asset due to the expiration of the IndyMac LSA with the FDIC in March 2019.

2020 NFM declined from 2019, reflecting lower yields on loans, cash and investment securities from lower market rates. Operating lease yields were down, driven by lease railcar rates that re-priced down and lower railcar utilization. Lower yields on interest-bearing cash and on investment securities were driven by lower market rates. Partially offsetting these declines was lower weighted average deposit and borrowing rates. Deposits and borrowing rates were down, as discussed further below.

[7]	NFR, excluding noteworthy items and NFM, excluding noteworthy items are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information.

CIT ANNUAL REPORT 2020

In 2019, NFM was down from 2018, driven by higher deposit rates, lower net yields on rail operating lease equipment and lower PAA, partially offset by the minimal impact on interest income from the indemnification asset due to the expiration of the LSA in March 2019. The higher deposit rates reflected the impact of higher market rates and migration of existing customers from lower rate products. Deposits and borrowing rates are discussed further below. Operating lease yields were down, driven by lease railcar rates that re-priced down as existing leases expired, and lower railcar utilization.

See Risk Management section for discussion on asset sensitivity.

2020 AEA was up compared to 2019, reflecting the MOB Acquisition, along with growth in loans and leases and interest-bearing cash. AEA grew in each of the divisions of Commercial Banking, and in Consumer and Community Banking. Average loans and leases make up the substantial portion of AEA. Average loans and leases were up 20%, primarily driven by the MOB Acquisition. Despite the impact from the global pandemic, average core loans and leases8 excluding MOB, were up 5%.

Compared to 2018, AEA growth in 2019 was driven by higher loans, as the combined increase in interest-bearing cash and investment securities and securities purchased under agreements to resell was offset by lower operating lease equipment. The lower operating lease equipment balances were due to the reduction in Rail from the sale of NACCO in the fourth quarter of 2018. Average loans and leases increased 1% in 2019 and 2018 as new business volumes were mostly offset by the impacts of the NACCO sale, the reverse mortgage portfolio sale in May 2018, and continued run-off of the LCM portfolio. Average core loans and leases increased by 7% and 6% during 2019 and 2018, respectively, reflecting growth in each of the divisions except Real Estate Finance in the Commercial Banking segment, and growth in Consumer and Community Banking within the Consumer Banking segment.

The composition of our average funding mix reflects increasing deposit funding as follows:

Average Funding Mix

	Years Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Deposits	86%	84%	78%
Unsecured borrowings	9%	10%	11%

Secured Borrowings:
FHLB advances	5%	5%	8%
Structured financings	0%	1%	3%

These proportions will fluctuate in the future depending upon our funding activities. See Funding and Liquidity section for further details.

The following table details further the rates of interest-bearing liabilities.

Interest-Bearing Deposits and Borrowings — Average Balances and Rates (dollars in millions)

	Years Ended December 31,
	2020			2019			2018
	Average Balance	Interest Expense	Rate (%)	Average Balance	Interest Expense	Rate (%)	Average Balance	Interest Expense	Rate (%)
Total interest-bearing deposits
Time deposits	$11,791.8	$218.2	1.85%	$12,868.1	$293.3	2.28%	$14,075.1	$266.5	1.89%
Interest-bearing checking	3,153.9	11.6	0.37%	1,311.7	7.7	0.59%	2,138.7	12.8	0.60%
Savings and money market	26,091.6	246.0	0.94%	19,059.0	363.9	1.91%	13,052.3	181.1	1.39%
Total interest-bearing deposits	41,037.3	475.8	1.16%	33,238.8	664.9	2.00%	29,266.1	460.4	1.57%
Borrowings
Senior unsecured	4,105.0	190.4	4.64%	3,563.2	178.1	5.00%	3,905.5	196.3	5.03%
Subordinated unsecured	494.6	29.2	5.90%	408.9	25.4	6.22%	323.8	20.2	6.24%
FHLB advances	2,541.5	23.1	0.91%	1,969.4	51.8	2.63%	3,332.7	73.1	2.19%
Other secured and structured borrowings	205.6	6.5	3.16%	670.1	25.6	3.82%	1,488.9	61.4	4.12%
Other credit facilities(1)	-	7.8	-	-	8.9	-	-	14.0	-
Securities sold under agreement to repurchase	45.6	0.5	1.10%	-	-	-	-	-	-
Borrowings	7,392.3	257.5	3.48%	6,611.6	289.8	4.38%	9,050.9	365.0	4.03%
Allocated to discontinued operations	-	-		(92.6)	(2.7)		(226.9)	(10.3)
Total Borrowings	7,392.3	257.5	3.48%	6,519.0	287.1	4.40%	8,824.0	354.7	4.02%
Total interest-bearing liabilities	$48,429.6	$733.3	1.51%	$39,757.8	$952.0	2.39%	$38,090.1	$815.1	2.14%
(1)

Balance includes interest expense related to facility fees and amortization of deferred costs on unused portions of credit facilities, including the Revolving Credit Facility and total return swaps (2018 only).

[8]

Core average loans and leases is a non-GAAP measure that excludes loans and leases from certain portfolios, MOB, LCM, NACCO, and NSP. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP to GAAP financial information

CIT ANNUAL REPORT 2020

We remain focused on optimizing our mix of deposits. We have increased the percentage of average non-maturity deposits relative to average total deposits to 73% in 2020 from 63% in 2019 and 54% in 2018, in conjunction with our strategy to optimize deposit costs through the rate cycle, while working within our risk management discipline.

Compared to 2019, average deposits increased 26%, reflecting HOA, commercial and retail deposits acquired in the MOB Acquisition, in addition to subsequent growth in HOA deposits and commercial deposits. The weighted average rate on average interest-bearing deposits decreased 84 bps from 2.00% in 2019, primarily from the addition of an average balance of $5.4 billion in HOA deposits with an average cost of 49 bps, along with lower rates in all other deposit channels. Lower rates in the online and branch channels were driven by the reduction in savings rates and money market deposit rates as well as from the run-off of higher cost time deposits.

Average interest-bearing deposits in 2019 grew 14% from 2018, reflecting the impact from strong growth in our Direct Bank resulting from the Savings Builder product, which was designed to attract long-term deposits while increasing the proportion of non-maturity deposits to total deposits. As a result, this product was a key driver of deposit growth in 2019.

Interest expense on borrowings in 2020 decreased compared to 2019, driven by lower interest on FHLB advances, reflecting lower rates, and the repayment of the ABL facility. The securities sold under agreement to repurchase were acquired as part of the MOB Acquisition and were fully repaid by the end of the second quarter. The weighted average maturity profile of the combined unsecured senior and subordinated notes is 3.2 years at December 31, 2020, compared to 4.3 and 5.0 years at December 31, 2019 and 2018, respectively.

Interest expense on borrowings in 2019 decreased compared to 2018, driven by lower secured borrowings and FHLB advances. Borrowing costs reflected the impact of redemptions related to the liability actions associated with the NACCO sale and termination of the TRS and related Railcar Funding LLC securitization in the fourth quarter of 2018, and repayment of unsecured borrowings in 2018. During 2019, we repaid FHLB advances, using funds from deposit growth and other sources. In September 2019, CIT Bank issued $550 million of 2.969% senior unsecured fixed-to-floating rate notes due 2025 and in November 2019, CIT issued $100 million of 4.125% subordinated notes due 2029.

See “Funding and Liquidity” section for tables that reflect period end deposits by type and by channel.

The following table reflects our total deposit base, interest bearing and non-interest-bearing deposits, and related rate:

Total Deposits — Average Balances and Rates (dollars in millions)

	Years Ended December 31,
	2020			2019			2018
	Average Balance	Interest Expense	Rate (%)	Average Balance	Interest Expense	Rate (%)	Average Balance	Interest Expense	Rate (%)
Interest-bearing deposits	$41,037.3	$475.8	1.16%	$33,238.8	$664.9	2.00%	$29,266.1	$460.4	1.57%
Non-interest bearing deposits	3,003.3	-	-	1,592.8	-	-	1,493.3	-	-
Total deposits	$44,040.6	$475.8	1.08%	$34,831.6	$664.9	1.91%	$30,759.4	$460.4	1.50%

Deposits and borrowings are also discussed in Funding and Liquidity.

CIT ANNUAL REPORT 2020

The following table depicts selected earning asset yields and margin-related data for our segments and divisions within the segments.

Segment Average Yield and Other Data (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
Commercial Banking
Average Earning Assets (AEA)
Commercial Finance	$15,821.5	$13,253.2	$12,293.2
Business Capital	5,249.2	5,165.9	4,753.9
Rail	7,077.9	6,588.7	7,462.8
Real Estate Finance	7,652.2	5,352.2	5,491.7
Total	$35,800.8	$30,360.0	$30,001.6

Net Finance Revenue
Commercial Finance	$493.0	$418.1	$389.6
Business Capital	278.7	280.6	257.6
Rail	91.5	182.7	265.3
Real Estate Finance	205.7	154.4	171.7
Total	$1,068.9	$1,035.8	$1,084.2

Gross Yield
Commercial Finance	4.45%	6.09%	6.06%
Business Capital	9.07%	9.52%	9.49%
Rail	8.97%	10.54%	11.24%
Real Estate Finance	3.86%	5.41%	5.59%
Total	5.90%	7.52%	7.81%

Net Finance Margin
Commercial Finance	3.12%	3.15%	3.17%
Business Capital	5.31%	5.43%	5.42%
Rail	1.29%	2.77%	3.55%
Real Estate Finance	2.69%	2.88%	3.13%
Total	2.99%	3.41%	3.61%

Consumer Banking
Average Earning Assets (AEA)
Consumer and Community Banking	$6,422.5	$4,180.6	$3,215.5
Legacy Consumer Mortgages	2,002.4	2,463.9	3,465.2
Total	$8,424.9	$6,644.5	$6,680.7

Net Finance Revenue
Consumer and Community Banking	$258.0	$326.9	$339.6
Legacy Consumer Mortgages	144.7	163.3	142.8
Total	$402.7	$490.2	$482.4

Gross Yield
Consumer and Community Banking	3.17%	3.63%	3.66%
Legacy Consumer Mortgages	8.49%	8.65%	6.38%
Total	4.44%	5.49%	5.07%

Net Finance Margin
Consumer and Community Banking	4.02%	7.82%	10.56%
Legacy Consumer Mortgages	7.23%	6.63%	4.12%
Total	4.78%	7.38%	7.22%

The increase in AEA in Commercial Banking compared to 2019 includes loans acquired from MOB on the acquisition date of $4.4 billion with approximately $2.3 billion and $2.1 billion in the Commercial Finance and Real Estate Finance divisions, respectively. The increase in Consumer Banking includes $1.9 billion in mortgage loans acquired from MOB, all reported in the Consumer and Community Banking division.

Gross yield (interest income plus rental income on operating leases as a percent of AEA) in Commercial Banking for 2020 was down from 2019. Gross yield in Commercial Finance was down from 2019, primarily driven by lower market interest rates. NFM in this division reflects the benefits from the addition of the low-cost funding associated with the HOA deposits. Gross yield in Business Capital was down compared to 2019, reflecting lower market interest rates and changes in asset mix. Gross yield in Rail was down from 2019, primarily reflecting lease rates that continued to re-price lower and lower utilization. Real Estate Finance gross yield was down, reflecting lower market interest rates.

CIT ANNUAL REPORT 2020

Gross yield in Commercial Banking for 2019 was down from 2018, driven by Rail and Real Estate Finance. Gross yields in Commercial Finance and Business Capital were up slightly, as product mix offset lower market interest rates and a decline in PAA in Commercial Finance. Gross yields in Rail were down from 2018, reflecting lease rates that re-priced lower, about 17% on average and lower utilization. Real Estate Finance gross yields were down from 2018, reflecting lower market interest rates and lower PAA.

Consumer Banking gross yield for 2020 was down from 2019. Gross yield in the Consumer and Community Banking division was down as yields on new business have contracted reflecting the lower market rate environment. Gross yield in LCM was down compared to 2019, primarily due to the AEA impact from the gross up of PCD loans upon adoption of CECL, partially offset by higher prepayment activity resulting in accelerated PAA accretion income.

NFM in Consumer and Community Banking was higher than gross yields as this segment receives an interest benefit from the other segments for the value of excess deposits it generates. With the decline in interest rates in 2020, that interest benefit has declined, thereby, the difference between gross yields and NFM in 2020 is lower compared to 2019. The NFM for LCM was up from 2019 due to prepayments accelerating purchase discount accretion into income and from lower costs to fund the assets driven by lower interest rates.

Consumer Banking gross yields for 2019 increased over 2018. Gross yields in the Consumer and Community Banking division were flat over the same period, reflecting lower yields on new business. Gross yields in LCM were up compared to 2018, reflecting improved cash flow for PCI loans and no offset in interest income (benefit of approximately $3 million in 2019, compared to negative amounts of $40 million in 2018, respectively) from the indemnification asset due to the expiration of the IndyMac LSA in March 2019.

The following table displays PAA accretion by segment and division for both interest income and interest expense. The increase in the benefit from interest expense accretion from prior year reflects the impact of the MOB Acquisition, which included a total of $14 million PAA for term deposits. As of December 31, 2020, the remaining accretable purchase accounting adjustment was $465 million, of which $39 million related to Commercial Banking and $426 million related to Consumer Banking. This compares to $500 million of remaining accretable purchase accounting adjustment as of December 31, 2019, of which $39 million related to Commercial Banking and $461 million related to Consumer Banking. The remaining accretable PAA in Consumer Banking is expected to run off at a rate consistent with the run-off of the underlying mortgages and we are expecting accretion of the remaining Commercial Banking PAA to continue to trend lower. However, amounts may vary quarter to quarter due to fluctuations in prepayments and loan sales, which results in a loan's remaining accretable PAA being accelerated into interest income. (See footnote 1 to the following table).

Purchase Accounting Accretion (dollars in millions)

	Years Ended
	2020			2019			2018
	PAA Accretion Recognized in:			PAA Accretion Recognized in:			PAA Accretion Recognized in:
	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR
Commercial Banking
Commercial Finance	$5.1	$5.6	$10.7	$6.7	$-	$6.7	$13.6	$0.2	$13.8
Real Estate Finance	7.1	0.1	7.2	13.2	-	13.2	19.5	-	19.5
Total Commercial Banking	12.2	5.7	17.9	19.9	-	19.9	33.1	0.2	33.3
Consumer Banking
Consumer and Community Banking	(7.8)	6.3	(1.5)	2.3	1.4	3.7	1.1	2.7	3.8
Legacy Consumer Mortgages	75.8	-	75.8	76.7	-	76.7	82.1	-	82.1
Total Consumer Banking	68.0	6.3	74.3	79.0	1.4	80.4	83.2	2.7	85.9
Corporate	-	-	-	-	-	-	-	-	-
Total CIT	$80.2	$12.0	$92.2	$98.9	$1.4	$100.3	$116.3	$2.9	$119.2
(1)	Included in the above are accelerated recognition due to prepayments of approximately $51.8 million, $19.1 million and $24.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)

2020 mostly reflects PAA accretion on deposits acquired in the MOB Acquisition, while PAA accretion in 2019 and 2018 is associated with the OneWest Bank acquisition. Debt and deposits acquired in the MOB Acquisition and OneWest Bank acquisition were recorded at a net premium, therefore the PAA of that adjustment decreases interest expense.

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Data (dollars in millions)

	Years Ended
	2020		2019		2018
Rental income on operating leases	$810.9	10.57%	$857.7	12.12%	$1,009.0	13.04%
Depreciation on operating lease equipment	327.4	4.27%	308.6	4.36%	311.1	4.02%
Maintenance and other operating lease expenses	212.5	2.77%	180.7	2.55%	230.4	2.98%
Net operating lease revenue	$271.0	3.53%	$368.4	5.21%	$467.5	6.04%
Average operating lease equipment, including amounts held for sale	$7,672.9		$7,075.6		$7,738.7

CIT ANNUAL REPORT 2020

Net operating lease revenue, which is a component of NFR, is driven principally by the performance of the Rail portfolio within the Commercial Banking segment. While our rail portfolio grew, net operating lease revenue in dollars and as a percent of average operating lease equipment for 2020 was down from 2019, reflecting lease rates that continued to re-price lower on average across the portfolio and lower utilization and higher maintenance costs. Net operating lease revenue for 2019 was down from 2018, reflecting the impact of the sale of NACCO, lease rates that continued to re-price lower on average across the portfolio and lower utilization. In 2018 there was a noteworthy item related to the benefit to net operating lease revenue from suspended depreciation of $27 million, related to NACCO. If the suspended depreciation related to NACCO were included, the operating lease margins would have been 5.70% for 2018.

While our fleet is diverse, many car types saw a reduction in utilization, including commitments to lease, and a reduction in pricing on new leases. Our rail utilization declined to a little over 87% at December 31, 2020 and lease renewals repriced down during 2020 reflecting current market conditions and the mix of cars that came up for renewal. As the economy starts to recover and commodity prices drift higher, we expect cars in storage to decline and utilization to push back up. Railcar utilization, including commitments to lease, was 94% at December 31, 2019.

Depreciation is recognized on railcars and other operating lease equipment and was up in 2020 on portfolio growth. Depreciation was down in 2019 compared to 2018 reflecting lower asset balance and 2018 depreciation expense benefited from suspended depreciation on equipment held for sale. Once a long-lived asset is classified as AHFS, depreciation expense is no longer recognized, and the asset is evaluated for impairment with any such charge recorded in other income. Consequently, net operating lease revenue in 2018 included rental income on operating lease equipment classified as AHFS, but there is no related depreciation expense.

Maintenance and other operating lease expenses tend to be variable and primarily relate to the Rail portfolio. The increased maintenance costs from 2019 relates to higher freight and storage costs, reflecting the higher number of railcars returned, partially offset by productivity initiatives. The decline in 2019 compared to 2018 reflects the sale in October 2018 of NACCO, productivity initiatives and lower remarketing costs.

See "Expenses — Depreciation on operating lease equipment" and "Concentrations — Operating Leases" for additional information.

CREDIT METRICS

The following provides information on the provision for credit losses and ACL, as well as certain credit metrics, including net charge-off and non-accrual loan levels, that management uses to track the credit quality of the portfolio. Management also utilizes other metrics and statistics, such as delinquency trends, risk ratings, LTV distribution and borrower FICO score on consumer loans, concentration limits, migration trends, and key portfolio stress testing, to monitor the credit quality of the portfolio. See Note 3 – Loans and Note 4 – Allowance for Credit Losses in Item 8 for various tables.

Our credit metrics and trends reflect three key events during 2020: (1) the market disruption related to the COVID-19 pandemic, (2) the adoption of the CECL standard, and (3) the MOB Acquisition.

On January 1, 2020, CIT adopted the FASB’s revised guidance for the measurement of credit losses on financial instruments (the CECL standard). The guidance requires estimation of credit losses over the full remaining expected life of the portfolio, rather than the incurred loss model over a loss emergence period under previous U.S. GAAP and introduces economic forecasting into the allowance-setting process. The detrimental economic impact resulting from the COVID-19 pandemic resulted in a significant increase to our first quarter provision for credit losses. Also, on January 1, 2020 CIT acquired MOB, which included $6.3 billion of loans. The results of adopting CECL and the acquisition of MOB are reflected in the tables and accompanying descriptions below.

We have enhanced the composition of our portfolio since the last credit cycle by exiting certain riskier asset classes. We also shifted our focus to lending against assets with higher-quality collateral and better structural protection. We transformed our business to a national bank by selling essentially all international businesses. In addition, we continued to improve the risk profile of our portfolio by selling approximately $160 million and $240 million in carrying value of our higher risk LCM loans in 2020 and 2019, respectively.

The provision for credit losses was $800.3 million for 2020, up from $110.8 million and $171.0 million in 2019 and 2018, respectively. The provision for credit losses was elevated compared to prior year levels and reflects the impact of the COVID-19 pandemic and its adverse effect on the macroeconomic environment across our portfolio. The provision for credit losses is primarily driven by the Commercial Banking segment. We also have consumer loans carried at a significant discount in our LCM division. Driven by LCM loan sales in 2020, the Consumer Banking segment had a net benefit related to credit loss provisioning. The decline in the provision for credit losses in 2019 compared to 2018 reflected a lower provision for loans collectively reviewed, driven by a 28% decline in criticized loans, as well as changes in our loan portfolio mix and year over year portfolio growth. The decline in the provision for loans collectively reviewed during 2019 was partially offset by an increase in the provision related to loans individually reviewed, reflecting an increase in non-accrual loans from December 31, 2018.

CIT ANNUAL REPORT 2020

Net charge-offs were $427 million (1.14% of average loans) in 2020, compared to $122 million (0.39%) in 2019 and $115 million (0.39%) in 2018. Net charge-offs include $113 million in 2020, $8 million in 2019, and $12 million in 2018 as a result of the Company’s application of its charge-off policy in connection with the transfer of loans to AHFS. Absent charge-offs on loans transferred to AHFS, net charge-offs were 0.83%, 0.37%, and 0.36% for the years ended December 31, 2020, 2019 and 2018, respectively. Net charge-offs are discussed and presented in a table by segment and division later in this section.

Non-accrual loans totaled $588 million (1.63% of loans) at December 31, 2020, compared to $326 million (1.05% of loans) at December 31, 2019 and $282 million (0.92% of loans) at December 31, 2018. As shown below, the increase in 2020 was primarily in the Real Estate Finance division of Commercial Banking and LCM in Consumer Banking.

The following table presents a roll forward of the ACL and the allowance for off-balance sheet credit exposures from amounts reported at December 31, 2019 under the prior accounting standard, to amounts as of December 31, 2020, including the impact of the MOB Acquisition. This supplemental presentation expands upon the rollforward included in Note 4 – Allowance for Credit Losses in Item 8 to separately present January 1, 2020 balances resulting from the CECL adoption and the MOB Acquisition. Also presented are the impact on the ACL at adoption related to PCD loans and non-PCD loans, given the difference in accounting treatment (i.e. PCD gross up and non-PCD retained earnings and statement of operations charges).

Rollforwards of the ACL and Allowance for Off-balance Sheet Credit Exposures (dollars in millions)

	Commercial Banking	Consumer Banking	Total CIT	ACL as a % Loans
Allowance Balance at December 31, 2019	$460.4	$22.2	$482.6	1.56%
CIT CECL adoption(1)
PCD	(8.2)	128.7	120.5
Non-PCD	82.9	20.2	103.1
Allowance Balance at January 1, 2020	535.1	171.1	706.2	2.27%
MOB Acquisition
PCD(2)	18.8	1.4	20.2
Non-PCD(3)	33.5	3.2	36.7
Adjusted ACL Balance at January 1, 2020	587.4	175.7	763.1	2.04%
Provision (benefit) - ACL(3)	402.2	(0.1)	402.1
Net charge-offs	(51.8)	(1.8)	(53.6)
Other	(0.2)	(0.3)	(0.5)
Allowance Balance at March 31, 2020	937.6	173.5	1,111.1	2.88%
Provision - ACL(3)	252.6	9.8	262.4
Net charge-offs	(169.9)	0.1	(169.8)
Other	(0.2)	(0.8)	(1.0)
Allowance Balance at June 30, 2020	1,020.1	182.6	1,202.7	3.21%
Provision (benefit) - ACL(3)	94.9	(25.2)	69.7
Net charge-offs	(65.8)	(0.2)	(66.0)
Other	0.1	(0.3)	(0.2)
Allowance Balance at September 30, 2020	1,049.3	156.9	1,206.2	3.23%
Provision (benefit) - ACL(3)	18.7	(22.7)	(4.0)
Net charge-offs	(134.8)	(2.8)	(137.6)
Other	0.5	(1.3)	(0.8)
Allowance Balance at December 31, 2020	$933.7	$130.1	$1,063.8	2.94%

Allowance for off-balance sheet credit exposures at December 31, 2019	$36.4	$0.7	$37.1
CIT(1) CECL adoption	8.1	(0.3)	7.8
Allowance for off-balance sheet credit exposures at January 1, 2020	44.5	0.4	44.9
MOB Acquisition(3)	8.0	0.5	8.5
Adjusted allowance for off-balance sheet credit exposures at January 1, 2020	52.5	0.9	53.4
Provision - Off balance sheet credit exposures(3)	65.2	1.4	66.6
Allowance for off-balance sheet credit exposures at March 31, 2020	117.7	2.3	120.0
Provision (benefit) - Off balance sheet credit exposures(3)	(37.9)	(0.9)	(38.8)
Allowance for off-balance sheet credit exposures at June 30, 2020	79.8	1.4	81.2
Provision (benefit) - Off balance sheet credit exposures(3)	(7.0)	0.6	(6.4)
Allowance for off-balance sheet credit exposures at September 30, 2020	72.8	2.0	74.8
Provision (benefit) - Off balance sheet credit exposures(3)	4.0	(0.5)	3.5
Allowance for off-balance sheet credit exposures at December 31, 2020	$76.8	$1.5	$78.3
(1)	CECL adoption was before the MOB Acquisition.
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

(3)	The combination of the line item balances for each of the respective quarters total to the respective annual provision for credit losses.

CIT ANNUAL REPORT 2020

The following table presents detail on our ACL, including charge-offs and recoveries and provides summarized components of the provision and allowance:

ACL and Provision for Credit Losses (dollars in millions)

	Years Ended December 31,
	2020	2019	2018	2017	2016
Allowance - beginning of period	$482.6	$489.7	$431.1	$432.6	$347.0
CIT CECL adoption(1)	223.6	-	-	-	-
Provision for credit losses(2)	800.3	110.8	171.0	114.6	194.7
Other	(35.9)	4.4	3.0	(0.9)	2.2
Net additions	764.4	115.2	174.0	113.7	196.9
The initial ACL recognized on PCD assets(4)	20.2	-	-	-	-
Gross charge-offs(3)	495.1	153.9	142.8	137.7	136.6
Less: Recoveries	68.1	31.6	27.4	22.5	25.3
Net charge-offs	427.0	122.3	115.4	115.2	111.3
Allowance - end of period	$1,063.8	$482.6	$489.7	$431.1	$432.6
Provision for credit losses
Provision for loans individually reviewed	$118.3	$107.4	$21.4	$(3.3)	$33.7
Provision for loans collectively reviewed	682.0	3.4	149.6	117.9	161.0
Total	$800.3	$110.8	$171.0	$114.6	$194.7
Allowance for credit losses
Allowance on loans individually reviewed	$106.3	$96.2	$47.4	$26.0	$33.7
Allowance on loans collectively reviewed	957.5	386.4	442.3	405.1	398.9
Total	$1,063.8	$482.6	$489.7	$431.1	$432.6
Ratio
ACL as a percentage of total loans	2.94%	1.56%	1.59%	1.48%	1.46%
ACL as a percentage of total loans/Commercial Banking loans	3.26%	1.89%	1.90%	1.74%	1.81%
ACL as a percentage of total loans/Consumer Banking loans	1.73%	0.34%	0.45%	0.49%	0.35%
(1)	CECL adoption was before the MOB Acquisition.
(2)

The provision for credit losses also includes amounts related to the allowance for off balance sheet credit exposures on unfunded lending commitments, DPAs and letters of credit, which are recorded in other liabilities. The allowance for off balance sheet credit exposures totaled $78 million, $37 million, $42 million, $45 million, and $44 million at December 31, 2020, 2019, 2018, 2017, and 2016, respectively. The balance in other is primarily related to the change in the amount of the allowance for off-balance sheet credit exposures that is included in other liabilities.

(3)

Gross charge-offs included $113 million, $8 million, $12 million, $34 million, and $41 million of charge-offs as a result of the Company’s application of its charge-off policy in connection with the transfer of loans to AHFS for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, respectively.

(4)

For the year ended December 31, 2020, under the CECL standard, the initial ACL recognized on PCD assets was $58.8 million, of which $38.6 million was charged-off for loans that had been written-off prior to acquisition (whether full or partial) or which met CIT’s charge-off policy at the time of acquisition. After considering loans that were immediately charged-off upon acquisition, the net impact was $20.2 million of additional PCD reserves on January 1, 2020.

See Note 3 — Loans in Item 8 for details regarding the unpaid principal balance, carrying value and ACL related to PCD loans.

On December 31, 2019 CIT reported an allowance for loan losses of $482.6 million which was 1.6% of total loans. On January 1, 2020, upon the implementation of CECL, CIT’s reserve increased by $223.6 million to $706.2 million. Under transition accounting, $120.5 million of the ACL increase related to reclassifying PCI loans to PCD with the credit-related portion of the purchase discount added to the loan balance with no impact on capital. In addition, the allowance for off-balance sheet credit exposures increased from $37.1 million to $44.9 million. The reduction to retained earnings as a result of the CECL implementation was $82.4 million. There was no impact to the statement of operations. Management elected the recently implemented Revised CECL Transition Rule on regulatory capital. While this election will not impact GAAP equity, it will defer the incremental CECL impact in the calculation of our regulatory capital ratios. See Capital and Critical Accounting Estimates sections for more information.

As noted above, the acquisition of MOB included $6.3 billion of loans. The ACL for these loans was $56.9 million, net of day 1 charge-offs, thereby increasing CIT’s first quarter ACL to $763.1 million. Under CECL, the ACL associated with acquired loans that are not considered PCD of $36.7 million was recorded as provision for credit losses on the statement of operations and thereby impacted capital. In addition, the allowance for off-balance sheet credit exposures resulted in an incremental $8.5 million provision for credit losses, resulting in a total first quarter provision for credit losses generated by the non-PCD MOB loan portfolio of approximately $45 million.

The consolidated ACL as of December 31, 2020 was approximately $1.1 billion, an increase of $581 million compared to the allowance for loan and lease losses of $483 million as of December 31, 2019. The increase from December 31, 2019 has been driven by the deteriorating macroeconomic environment resulting from the COVID-19 pandemic, along with the adoption of CECL and the acquisition of MOB. See Critical Accounting Estimates for additional information on the development of our ACL.

At December 31, 2020, the allowance for off-balance sheet credit exposures increased to $78.3 million from $37.1 million at December 31, 2019. The increase in allowance for off-balance sheet credit exposures was primarily driven by the impact of the COVID-19 pandemic and the associated effect under the CECL standard.

CIT ANNUAL REPORT 2020

Loan Net Carrying Value (dollars in millions)

		Allowance
		for Credit	Net Carrying
	Loans	Losses	Value
December 31, 2020
Commercial Banking	$28,636.5	$(933.7)	$27,702.8
Consumer Banking	7,508.1	(130.1)	7,378.0
Total	$36,144.6	$(1,063.8)	$35,080.8
December 31, 2019
Commercial Banking	$24,393.4	$(460.4)	$23,933.0
Consumer Banking	6,605.5	(22.2)	6,583.3
Total	$30,998.9	$(482.6)	$30,516.3
December 31, 2018
Commercial Banking	$24,263.4	$(460.2)	$23,803.2
Consumer Banking	6,532.0	(29.5)	6,502.5
Total	$30,795.4	$(489.7)	$30,305.7
December 31, 2017
Commercial Banking	$23,159.3	$(402.2)	$22,757.1
Consumer Banking	5,954.6	(28.9)	5,925.7
Total	$29,113.9	$(431.1)	$28,682.8
December 31, 2016
Commercial Banking	$22,562.3	$(408.4)	$22,153.9
Consumer Banking	6,973.6	(24.2)	6,949.4
Total	$29,535.9	$(432.6)	$29,103.3
The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Loans for the Years Ended December 31 (dollars in millions)

	2020		2019		2018		2017		2016
Gross Charge-offs
Commercial Finance	$362.2	2.18%	$68.6	0.48%	$81.2	0.60%	$56.2	0.44%	$79.2	0.58%
Business Capital	125.8	2.56%	80.9	1.65%	57.3	1.27%	54.7	1.31%	53.0	1.34%
Real Estate Finance	-	-	1.7	0.03%	0.2	-	4.3	0.08%	1.6	0.03%
Commercial Banking	488.0	1.67%	151.2	0.62%	138.7	0.59%	115.2	0.51%	133.8	0.58%
Consumer and Community Banking	0.6	0.01%	0.2	-	-	-	0.2	-	-	-
Legacy Consumer Mortgages	6.5	0.33%	2.5	0.10%	4.1	0.13%	22.3	0.53%	2.8	0.04%
Consumer Banking	7.1	0.08%	2.7	0.04%	4.1	0.07%	22.5	0.35%	2.8	0.04%
Total	$495.1	1.32%	$153.9	0.49%	$142.8	0.48%	$137.7	0.47%	$136.6	0.45%
Less: Recoveries
Commercial Finance	$19.3	0.12%	$7.6	0.05%	$6.4	0.04%	$4.4	0.04%	$5.9	0.04%
Business Capital	46.4	0.94%	21.3	0.43%	20.2	0.44%	16.7	0.40%	16.2	0.41%
Real Estate Finance	-	-	0.2	-	-	-	-	-	-	-
Commercial Banking	65.7	0.23%	29.1	0.12%	26.6	0.11%	21.1	0.10%	22.1	0.10%
Consumer and Community Banking	0.1	-	-	-	-	-	0.1	-	-	-
Legacy Consumer Mortgages	2.3	0.12%	2.5	0.10%	0.8	0.03%	1.3	0.04%	3.1	0.04%
Consumer Banking	2.4	0.02%	2.5	0.04%	0.8	0.01%	1.4	0.03%	3.1	0.04%
Corporate	-	-	-	-	-	-	-	-	0.1	-
Total	$68.1	0.18%	$31.6	0.10%	$27.4	0.09%	$22.5	0.08%	$25.3	0.08%
Net Charge-offs
Commercial Finance	$342.9	2.06%	$61.0	0.43%	$74.8	0.56%	$51.8	0.40%	$73.3	0.54%
Business Capital	79.4	1.62%	59.6	1.22%	37.1	0.83%	38.0	0.91%	36.8	0.93%
Real Estate Finance	-	-	1.5	0.03%	0.2	-	4.3	0.08%	1.6	0.03%
Commercial Banking	422.3	1.44%	122.1	0.50%	112.1	0.48%	94.1	0.41%	111.7	0.48%
Consumer and Community Banking	0.5	0.01%	0.2	-	-	-	0.1	-	-	-
Legacy Consumer Mortgages	4.2	0.21%	-	-	3.3	0.11%	21.0	0.49%	(0.3)	-
Consumer Banking	4.7	0.06%	0.2	-	3.3	0.05%	21.1	0.32%	(0.3)	-
Corporate	-	-	-	-	-	-	-	-	(0.1)	-
Total	$427.0	1.14%	$122.3	0.39%	$115.4	0.39%	$115.2	0.39%	$111.3	0.37%

The increase in net charge-offs in 2020 from 2019 was primarily due to an increase in the Commercial Finance division.  Significant drivers include an $111 million net charge-off related to the application of the Company’s charge-off policy in conjunction with the transfer of the Aviation Lending portfolio to held for sale in the fourth quarter and in the second quarter, Commercial Finance included a $72.5 million net charge-off related to a single customer in the retail industry in our Commercial Services business.

CIT ANNUAL REPORT 2020

The increase in net charge-offs in 2019 from 2018 in the Business Capital division was due primarily to trucking and certain other industries in Small Business Solutions, our on-line credit lending platform. Net charge-offs in 2018 were driven primarily by episodic items within Commercial Finance and Business Capital. The decline in net charge-offs in Commercial Banking in 2017 reflected lower charge-offs in the energy portfolio.

In conjunction with strategic initiatives, application of the Company’s charge-off policy in conjunction with transfers of portfolios to AHFS elevated net charge-offs in 2017 by $34 million, of which $20 million related to the reverse mortgage loan portfolio in Consumer Banking. In 2016, charge-offs of $41 million related to Commercial Finance loans transferred to AHFS. Charge-offs associated with loans transferred to AHFS do not generate future recoveries as the loans are generally sold before recoveries can be realized and any gains on sales are reported in other non-interest income.

The following tables present information on non-accruing loans, and when added to other real estate owned (“OREO”) and other repossessed assets, sums to non-performing assets. See Note 3 — Loans in Item 8 for details on the Company’s non-performing assets.

Non-accrual and Accruing Past Due Loans at December 31 (dollars in millions)(1)

	2020	2019	2018	2017	2016
Non-accrual loans
U.S.	$587.4	$318.6	$264.8	$211.1	$218.9
Foreign	0.7	7.7	17.5	9.8	59.7
Non-accrual loans	$588.1	$326.3	$282.3	$220.9	$278.6
Troubled Debt Restructurings
U.S.	$134.4	$148.8	$87.6	$103.1	$41.7
Foreign	—	—	—	—	40.6
Restructured loans	$134.4	$148.8	$87.6	$103.1	$82.3
Accruing loans past due 90 days or more
Accruing loans past due 90 days or more	$103.8	$36.9	$35.6	$31.9	$32.0
(1)	Factored receivables within our Commercial Finance division do not accrue interest and therefore are not considered within non-accrual loans but are considered for credit provisioning purposes.
(2)	Non-accrual loans include $97.7 million, $106.2 million, $68.2 million, $64.9 million and $33.5 million of TDRs at December 31, 2020, 2019, 2018, 2017, and 2016, respectively.

Segment Non-accrual Loans as a Percentage of Loans at December 31 (dollars in millions)

	December 31, 2020		December 31, 2019		December 31, 2018
Commercial Finance	$239.4	1.47%	$246.7	1.77%	$195.8	1.40%
Business Capital	72.8	1.52%	60.9	1.21%	39.9	0.83%
Real Estate Finance	83.2	1.10%	0.4	0.01%	2.2	0.04%
Commercial Banking	395.4	1.38%	308.0	1.26%	237.9	0.98%
Consumer and Community Banking	53.4	0.92%	4.0	0.09%	6.1	0.16%
Legacy Consumer Mortgages	139.3	8.22%	14.3	0.69%	32.2	1.15%
Consumer Banking	192.7	2.57%	18.3	0.28%	38.3	0.59%
Corporate	—	—	—	—	6.1	NM
Total	$588.1	1.63%	$326.3	1.05%	$282.3	0.92%

NM — Not meaningful

Non-accrual loans were $588 million at December 31, 2020, an increase of $262 million from December 31, 2019, primarily driven by increases in the Real Estate Finance, COVID impacted loans that became delinquent after the initial deferral period ended in the Consumer Banking segment, and LCM loans previously accounted for as PCI loans ($33 million) that had been excluded from non-accrual status at December 31, 2019. PCI loans were previously excluded from non-accrual reporting; however, upon the adoption of CECL, these loans are subject to the same presentation and disclosure requirements as non-PCD loans. For the delinquent consumer mortgage loans that have exited the deferment period, when the temporary suspension of foreclosures and evictions is lifted, the Company may initiate the foreclosure of the collateral if the loan is not resolved by sale to third parties or settlement with the borrower.

As of December 31, 2019, non-accruals in Consumer Banking consisted primarily of non-PCI loans in LCM. Non-accrual loans were up at December 31, 2019 from December 31, 2018, driven by various loans across different industries in Commercial Finance and Business Capital. We did not experience any notable trends in any specific industry or geographic area. The decline in LCM in 2019 primarily reflects the sale of approximately $17 million of non-accrual loans.

As of December 31, 2020, and December 31, 2019, the ACL as a percentage of non-accrual loans was 181% and 148%, respectively. 50% of our non-accrual accounts were paying current at December 31, 2020, compared to 72% at December 31, 2019. We discuss our policy of placing loans on non-accrual status in Note 1 – Business and Summary of Significant Accounting Policies in Item 8. We may place accounts that are presently paying current on non-accrual status when the financial condition of the borrower deteriorates and payment in full is not expected.

CIT ANNUAL REPORT 2020

Total delinquency (30 days or more) was 2.6% of loans at December 31, 2020 compared to 1.3% December 31, 2019 and 2018. Delinquency status of loans is presented in Note 3 — Loans in Item 8. We also included a delinquency table specific to COVID-19 loans that were provided relief in the COVID-19 Pandemic Response—COVID-19 Borrower Relief Arrangements section.

The following table presents a summary of total commercial criticized loans. Detailed definitions of the commercial loan ratings and a detailed table are provided in Note 3 – Loans in Item 8.

Commercial Criticized Loans (dollars in millions)

	December 31,	December 31,	December 31,
	2020	2019	2018
Total commercial criticized loans	$ 4,433.1	$ 2,234.7	$ 3,091.0
As a % of total commercial loans	14.9%	8.9%	12.5%

Commercial criticized loans increased by $2.2 billion from December 31, 2019, primarily driven by the impact of the COVID-19 pandemic and its adverse effect on the macroeconomic environment across our portfolio, in addition to an increase related to the MOB Acquisition. Of the $2.2 billion increase from December 31, 2019, $1.2 billion related to Real Estate Finance and $1.0 billion related to Commercial Finance.

Loan Modifications for Customers Affected by the COVID-19 Pandemic

CIT is working prudently with borrowers who are or may be unable to meet their current contractual payment obligations because of the effects of COVID-19. See COVID-19 Pandemic Response for details regarding relief measures to our commercial and consumer customers. With respect to the non-accrual, past due and TDR information provided throughout this section, see discussion of the CARES Act and Interagency Statement in Note 1 – Business and Summary of Significant Accounting Policies in Item 8.

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

Troubled Debt Restructurings and Modifications

The tables that follow reflect loan carrying values of accounts that have been modified, excluding loans in trial modification of $4.5 million, $5.5 million and $4.2 million at December 31, 2020, 2019, and 2018, respectively. The table also excludes modifications made for COVID-19 impacted borrowers. See COVID-19 Pandemic Response—COVID-19 Borrower Relief section for further details.

TDRs and Modifications(1)(2)(3) (dollars in millions)

	December 31, 2020		December 31, 2019		December 31, 2018
		% Compliant		% Compliant		% Compliant
Troubled Debt Restructurings
Deferral of principal and/or interest	$53.7	95%	$76.9	94%	$44.3	67%
Covenant relief and other	80.7	80%	71.9	98%	43.3	97%
Total TDRs	$134.4	86%	$148.8	96%	$87.6	82%
Percent non-accrual	73%		71%		79%
Modifications(4)
Covenant relief	$87.2	91%	89.3	77%	106.6	85%
Interest rate increase	219.4	94%	75.2	100%	146.7	100%
Extended maturity	122.7	89%	$43.5	100%	$43.9	100%
Other	521.2	90%	337.3	89%	384.4	93%
Total Modifications	$950.5	91%	$545.3	90%	$681.6	94%
Percent non-accrual	16%		18%		13%
(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.
(2)	PCI loans were excluded from TDR reporting at December 31, 2019 and 2018 under prior ASC 310-30 guidance.
(3)	Table includes accounts that were Criticized at the time of the modification request.
(4)	Excludes $706 million at December 31, 2020 of loans with COVID-19 borrower relief arrangements, including $459 million of deferments.

PCD loans, TDRs and other credit quality information is included in Note 3 — Loans in Item 8.

CIT ANNUAL REPORT 2020

NON-INTEREST INCOME

Non-interest Income (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
Rental income on operating leases	$810.9	$857.7	$1,009.0
Other non-interest income	540.5	415.2	373.8
Total non-interest income	$1,351.4	$1,272.9	$1,382.8
Other non-interest income
Fee income	$133.2	$116.7	$103.5
Gains on leasing equipment, net of impairments	92.5	71.1	59.5
Factoring commissions	83.3	98.8	102.4
BOLI income	39.9	29.1	25.5
Gains on investment securities, net of impairments	38.1	6.2	15.3
Property tax income	17.9	22.2	-
Other income	135.6	71.1	67.6
Total other non-interest income	540.5	415.2	373.8
Noteworthy items(1)	-	-	25.7
Total other non-interest income, excluding noteworthy items(2)	$540.5	$415.2	$399.5
Factoring volume	$21,955.6	$28,285.8	$30,324.6
(1)	Noteworthy items are described in further detail below.
(2)	Total other non-interest income, excluding noteworthy items is a non-GAAP balance and is reconciled above to the GAAP balance. See “Non-GAAP Financial Measurements” section for description of use.

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

Other Non-Interest Income

Fee income, which include fees on lines and letters of credit, capital markets-related fees, agent and advisory fees, insurance fees and servicing fees, are mainly driven by our Commercial Banking segment. Fee income was up in 2020, which reflected the addition of fee income from CAB, a business that was acquired as part of the MOB Acquisition. The increase in 2019 compared to 2018, reflected growth in capital market fees in Commercial Finance.

Gains on leasing equipment, net of impairments corresponded mostly to sales of rail assets.

Factoring commissions, which are earned in the Commercial Services business in Commercial Finance, were down in 2020 reflecting lower factoring volumes driven by the global pandemic and its adverse effect on the macroeconomic environment on many retail sectors. The decline in 2019 from 2018 was driven by lower factoring volumes.

BOLI income increased in 2020 due to insurance payouts, while the increase in 2019 from 2018 reflected purchases in 2019.

Gains on investment securities, net of impairments in 2020 increased primarily from sales of MBS and the sale of certain investment securities acquired in the MOB Acquisition in the Corporate segment.

Property tax income related to the gross-up presentation requirement associated with our leased equipment, reflecting the adoption of the lease standard in 2019 discussed in Note 1 — Business and Summary of Significant Accounting Policies in Item 8.

Other income included items that are more episodic in nature, such as net gains (losses) on receivable sales, OREO sales and work-out related claims, net gains (losses) on derivatives and foreign currency exchange, proceeds received in excess of carrying value on non-accrual accounts held for sale that were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and income from joint ventures.

•

Other income was up in 2020 compared to 2019 due to higher gains on the sale of loans from portfolio management activities, $77 million in 2020, including $61 million net gain on sale of LCM loans, compared to $20 million in 2019.

•

Other income was up in 2019 compared to 2018, which was reduced by $26 million of noteworthy items described below. Excluding the noteworthy items, 2019 was down, reflecting a $5 million impairment charge on LIHTC investments (in Corporate), lower gains on derivatives and foreign currency exchange (in Corporate) and income in 2018 from the gain on the sale of the reverse mortgage portfolio in Consumer Banking in the second quarter of 2018. Partially offsetting these were higher gains in 2019 on loan sales.

CIT ANNUAL REPORT 2020

Noteworthy items decreased other non-interest income in 2018 by $26 million, all of which is included in other income and described as follows:

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

•	$21 million impairment charge to reduce the indemnification asset (included in other assets) for the amounts deemed uncollectable within the remaining indemnification period in Consumer Banking.
•	$29 million of income in Consumer Banking related to the Financial Freedom Transaction, primarily a $27 million gain on the sale of the reverse mortgage portfolio.
•	$25 million gain on sale of NACCO in Commercial Banking.
•	$11 million benefit from a release of a valuation reserve related to AHFS in China in Corporate.

NON-INTEREST EXPENSES

Non-Interest Expense (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
Depreciation on operating lease equipment	$327.4	$308.6	$311.1
Maintenance and other operating lease expenses	212.5	180.7	230.4
Operating expenses	1,309.9	1,113.2	1,070.0
Goodwill impairment	485.1	-	-
Loss (gain) on debt extinguishments and deposit redemptions	(14.7)	0.5	38.6
Total non-interest expenses	$2,320.2	$1,603.0	$1,650.1
Operating expenses
Compensation and benefits	$649.4	$566.8	$558.4
Technology	157.0	135.8	131.5
Professional fees	104.3	75.9	82.7
Net occupancy expense	93.5	91.3	65.6
Insurance	81.5	51.1	68.3
Restructuring costs	37.2	15.1	-
Advertising and marketing	34.1	40.4	47.6
Intangible asset amortization	33.9	23.2	23.9
Property tax expense	19.1	24.1	-
Other expenses	99.9	89.5	92.0
Total operating expenses	1,309.9	1,113.2	1,070.0
Intangible asset amortization	33.9	23.2	23.9
Noteworthy items	113.6	44.0	-
Total operating expenses, excluding intangible amortization and noteworthy items(1)	$1,162.4	$1,046.0	$1,046.1
Headcount (active, including employees on paid leave)	4,131	3,609	3,678
Net efficiency ratio(2)	66.0%	58.2%	54.6%
Net efficiency ratio excluding intangible amortization and noteworthy items(2)	61.9%	56.6%	54.6%
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

Depreciation on Operating Lease Equipment

Depreciation expense is driven by rail equipment and small and large ticket equipment, in the Rail, Business Capital and Commercial Finance divisions in Commercial Banking. Equipment held for sale also impacts the balance, as depreciation expense is suspended on operating lease equipment once it is transferred to AHFS. This benefited 2018 related to NACCO, which resulted in $27 million of suspended depreciation.

Maintenance and Other Operating Lease Expenses

Maintenance and other operating lease expenses relate to equipment ownership and leasing costs associated with the Rail portfolio and tend to be variable. Rail provides railcars primarily pursuant to full-service lease contracts under which Rail as lessor is responsible for railcar maintenance and repair. The increase in 2020 from 2019 reflected the higher railcar return activity and storage costs associated with lower utilization. The lower expense in 2019 compared to 2018 reflected no costs related to NACCO, which was sold in October 2018, productivity initiatives and lower remarketing expenses.

CIT ANNUAL REPORT 2020

Depreciation, along with Maintenance and Other Operating Lease Expenses, are components of NFR. See discussion in Net Finance Revenue.

Operating Expenses

On a GAAP basis, operating expenses were up due primarily to added costs from the MOB Acquisition, while the increase in 2019 from 2018 related to lease accounting and two noteworthy items, a facility impairment charge and a restructuring charge, all of which are discussed below. During 2020, we achieved accelerated net cost reductions that we previously committed to achieve in 2021.

Total operating expenses excluding intangible amortization and noteworthy items was up due primarily to added costs from the MOB Acquisition, while 2019 was essentially unchanged at $1,046 million compared to 2018. Excluding the $35 million related to the change in lease accounting (property tax expense of $24 million and the remaining related to deferred costs expensed in compensation and benefits due to the change in lease accounting) and $17 million of costs associated with the MOB Acquisition (mainly professional fees and included in Corporate), the adjusted operating expense for 2019 was $994 million.

Operating expenses reflect the following:

•

Compensation and benefits expense was up in 2020, reflecting the MOB Acquisition. The increase in 2019 from 2018 was driven by the noted impact from the lease accounting change, in which certain fees are expensed, rather than capitalized, and expansion of our Commercial Banking business which offset the decline in headcount. See Note 20 — Retirement, Postretirement and Other Benefit Plans in Item 8.

•	Technology costs were up in 2020 and 2019, as we continued to invest in, upgrade and enhance various systems.
•

Professional fees included legal and other professional fees, such as tax, audit, and consulting services. The increase in 2020 compared to 2019 reflects costs associated with the MOB Acquisition and merger-related costs relating to our pending merger with FCB. Professional fees in 2019 were down compared to 2018, even with the acquisition fees related to the MOB transaction included in 2019.

•	Net Occupancy expense were up from 2019, reflecting added costs from the MOB Acquisition. The increase in 2019 compared to 2018 was driven by the impairment charge.
•

Insurance expenses primarily reflect FDIC costs for our deposits. The increase in 2020 reflects higher insurance costs related to an increase in our FDIC insurance premium. The decrease in 2019 reflected lower FDIC costs due to a decline in the assessment base, changes in the assessment variables related to our loan portfolios and the elimination of the surcharge.

•	Advertising and marketing expenses include costs associated with raising deposits and marketing programs.
•

Intangible asset amortization is disclosed in Note 25 — Goodwill and Intangible Assets in Item 8, which displays the intangible assets by type and segment, and describes the accounting methodologies. The increase in 2020 reflects the additional amortization from the intangible assets recorded with the MOB Acquisition.

•

Property tax expense reflect the adoption of ASU 2016-02, Leases (Topic 842) in 2019, and subsequent related ASUs. The amount reflects gross operating expenses and other non-interest income for property taxes paid by CIT as lessor that are reimbursed by the lessees.

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

Noteworthy items increased operating expenses in 2020 by $114 million as follows:

•	$59 million of merger and integration costs related to the MOB Acquisition (see table below).
•

$18 million impairment and termination charges related to exiting leased facilities, consisting of approximately $6 million related to ROU asset impairments, $6 million related to fixed assets impairments and $6 million related to termination penalties.

•	$37 million of restructuring charges, primarily related to compensation and benefits expenses and contract terminations.
•	$11 million merger costs related to the FCB merger.
•

$12 million benefit reflecting a reversal of compensation expense due to a decrease in the probability of achievement of certain performance conditions related to the Company’s stock-based compensation.

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

•	A restructuring charge of $15 million related to severance costs.

CIT ANNUAL REPORT 2020

Merger and integration costs incurred during 2020 related to the MOB Acquisition primarily include transaction advisor fees and other professional services, retention compensation, and information technology costs for data migration and conversion to CIT’s system applications. The noteworthy item related to merger and integration costs consisted of the following:

Noteworthy Item – MOB Merger and Integration Costs (dollars in millions)

Year Ended
December 31,
2020
Operating expenses
Compensation and benefits	$13.7
Technology	16.9
Professional fees	23.1
Advertising and marketing	4.3
Other expenses	1.2
Noteworthy items	$59.2

The net efficiency ratio was 66.0% in 2020 compared to 58.2% in 2019 and 54.6% in 2018. The net efficiency ratio excluding noteworthy items and intangible asset amortization was 61.9% compared to 56.6% in 2019 and 54.6% in 2018. The increase from 2019 was driven by higher operating expenses, primarily from the addition of MOB-related expenses, partially offset by higher total net revenue.

Goodwill Impairment

The deterioration of the macroeconomic environment triggered a goodwill impairment assessment that resulted in an impairment of $344.7 million in the first quarter of 2020, associated primarily with the OneWest Bank acquisition. In the fourth quarter of 2020, we incurred a goodwill impairment charge of all of our remaining goodwill of $140.4 million, which represents the goodwill associated with the MOB Acquisition and goodwill related to the Rail portfolio, due in part to the valuation implied by the proposed merger with First Citizens. For information on goodwill impairment assessments, see Critical Accounting Estimates further in the MD&A and Note 25 — Goodwill and Intangible Assets in Item 8.

(Gain) Loss on Debt Extinguishments and Deposit Redemptions

In the second quarter of 2020, CIT completed a tender offer for approximately $235 million at 93% of par of its 2.969% Senior Unsecured Fixed-to-Floating Rate Bank Notes due 2025, resulting in a gain on extinguishment of approximately $15 million. The losses in 2018 related to the tender and early redemption of unsecured borrowings. See the Funding and Liquidity section and Note 10 — Borrowings in Item 8 for further discussion.

INCOME TAXES

Income Tax Data (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
Provision for income taxes, excluding noteworthy and tax discrete items - Non-GAAP	$(15.6)	$167.5	$178.1
Tax on noteworthy items and other discrete items	(72.5)	(73.0)	(13.2)
(Benefit) provision for income taxes - GAAP	$(88.1)	$94.5	$164.9
Effective tax rate	12.5%	15.1%	25.9%
Effective tax rate, excluding noteworthy and tax discrete items - Non-GAAP(1)	26.1%	25.1%	26.4%
(1)	Effective tax rate excluding noteworthy items and tax discrete items are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP financial information.

The effective tax rate (“ETR”) was 12.5%, 15.1% and 25.9% for the years ended December 31, 2020, 2019 and 2018, respectively. The Company's 2020 income tax benefit before noteworthy and tax discrete items is $(15.6) million and the effective tax rate, excluding noteworthy and tax discrete items is 26.1%. This compares to an income tax expense before noteworthy and tax discrete items of $167.5 million in 2019 and $178.1 million in 2018 and an effective tax rate, excluding noteworthy and tax items of 25.1% in 2019 and 26.4% in 2018. The effective tax rate, excluding noteworthy and tax discrete items was higher in the current year, as compared to 2019 and lower as compared to 2018, primarily driven by the effect the decrease in pretax income has on permanent adjustments as well as geographic mix of earnings.

The effective tax rate each year is impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances (“VA”), and tax discrete items. The future period’s effective tax rate may vary from the actual year-end 2020 effective tax rate due to the changes in these factors.

CIT ANNUAL REPORT 2020

Included in the tax benefit on noteworthy and other tax discrete items of $72.5 million for the current year was:

•	$6.5 million tax benefit on other tax discrete items, and
•	$66.0 million income tax benefit on noteworthy items listed in the “Non-GAAP Financial Measurements” section.

Included in the tax benefit on noteworthy and other tax discrete items of $73.0 million for 2019 was:

•	$53.2 million income tax benefit related to the change in indefinite reinvestment tax assertion that reversed a previously established deferred tax liability,
•	$8.7 million tax benefit on other tax discrete items, and
•	$11.1 million income tax benefit on noteworthy items listed in the “Non-GAAP Financial Measurements” section.

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

See Note 19 – Income Taxes in Item 8 for additional information.

RESULTS BY BUSINESS SEGMENT

CIT manages its business and reports its financial results in two operating segments, Commercial Banking and Consumer Banking, and a non-operating segment, Corporate. See Business Segments in Item 1. Business Overview for more detailed descriptions of each of the business segments and divisions therein and Note 24 — Business Segment Information in Item 8. See “Net Finance Revenue,” “Non-Interest Income,” “Non-Interest Expenses” and “Credit Metrics,” which discuss segment-related items on these topics.

Commercial Banking

Commercial Banking is comprised of four divisions: Commercial Finance, Business Capital, Rail, and Real Estate Finance. Revenue is generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities and banking services, along with capital markets transactions and commissions earned on factoring and related activities. Complementary businesses and assets from MOB were included with Commercial Finance and Real Estate Finance and impact the segment’s financial comparisons to 2019 periods. In addition, the HOA deposits were included in Commercial Banking.

CIT ANNUAL REPORT 2020

Commercial Banking: Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
Earnings Summary	2020	2019	2018
Interest income	$1,299.4	$1,425.7	$1,333.0
Rental income on operating leases	810.9	857.7	1,009.0
Finance revenue	2,110.3	2,283.4	2,342.0
Interest expense	501.5	758.3	716.3
Depreciation on operating lease equipment	327.4	308.6	311.1
Maintenance and other operating lease expenses	212.5	180.7	230.4
Net finance revenue ("NFR")	1,068.9	1,035.8	1,084.2
Provision for credit losses	834.2	117.3	167.1
Other non-interest income	359.2	331.6	320.8
Operating expenses	802.8	701.5	692.9
Goodwill impairment	436.9	-	-
(Loss) income before income taxes	$(645.8)	$548.6	$545.0
Noteworthy items	476.1	-	(51.6)
(Loss) income before income taxes, excluding noteworthy items	$(169.7)	$548.6	$493.4

Select Period End Balance
Loans and leases	$37,175.5	$31,736.2	$31,298.3
Earning assets (net of credit balances of factoring clients)	35,534.9	30,691.7	29,820.8
Deposits	10,206.5	2,159.0	2,022.5
Select Average Balances
Average loans (includes HFS, and net of credit balances of factoring clients)	$27,995.7	$23,139.5	$22,010.2
Average operating leases ("AOL") (includes HFS)	7,672.9	7,075.6	7,738.7
Average earning assets ("AEA")	35,800.8	30,360.0	30,001.6
Statistical Data
Net finance margin - NFR as a % of AEA	2.99%	3.41%	3.61%
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses	$271.0	$368.4	$467.5
Operating lease margin as a % of AOL	3.53%	5.21%	6.04%
Net efficiency ratio	55.2%	51.0%	49.0%
Pretax return on AEA	(1.80%)	1.81%	1.82%
New business volume	$9,734.3	$11,105.2	$10,610.9

Pre-tax results were down in 2020 compared to 2019, as the impact of the global pandemic from the spread of the COVID-19 virus and the ensuing adverse impact on the macroeconomic environment that began in the 2020 first quarter, contributed to an increase in the provision for credit losses and goodwill impairment charges. (See Credit Metrics and Critical Accounting Estimates and Note 25 – Goodwill and Intangible Assets in Item 8). Noteworthy items in 2020 included goodwill impairment charges, a $42 million charge to the provision for credit losses related to the MOB Acquisition and a portion of the Performance Stock Unit (“PSU”) expense reversal.

Excluding noteworthy items, pre-tax results were down in 2020 from 2019. Pretax results reflect higher credit costs, the effect of the adverse macroeconomic environment and the MOB Acquisition on the NFR, as discussed below, and higher operating expenses due to the added costs from MOB. These were partially offset by higher non-interest income primarily driven by increased gains on sales of assets in Commercial Finance and Business Capital. There were no noteworthy items in 2019.

Pre-tax results were up slightly in 2019 compared to 2018, reflecting lower credit costs, partially offset by lower NFR, as interest income on portfolio growth was offset by higher interest expense and lower net rental income on operating leases. Pre-tax results in 2018 included a noteworthy item for the gain on sale of NACCO of $25 million and for the benefit from the suspension of depreciation expense on operating lease equipment held for sale related to NACCO of $27 million.

Average loans and leases were up from 2019, primarily reflecting approximately $4.4 billion of loans from the MOB Acquisition. Growth was also recorded in our rail portfolio, reflecting previously scheduled railcar purchase commitments. Average loans and leases in 2019 were up from 2018, reflecting growth in Commercial Finance and Business Capital and partially offset by a decline in Rail and Real Estate Finance. Rail Average loans and leases was down as new business volume was more than offset by the sale of NACCO in October 2018, which consisted of approximately $1.2 billion of loans and leases. Real Estate Finance was down, primarily driven by elevated levels of prepayments that offset new business volume.

Deposits attributed to this segment at December 31, 2020 include $5.9 billion of HOA deposits, along with other commercial deposits of $4.4 billion. The added low-cost HOA deposits from the MOB Acquisition benefited NFM as noted below.

Compared to 2019, 2020 new business volume was down, reflecting the impact from the macroeconomic environment. Compared to 2018, new business volume increased in 2019, with growth in Real Estate Finance, Business Capital and Rail.

CIT ANNUAL REPORT 2020

Trends included the following:

•

NFR was up from 2019 as NFR benefited from higher AEA and lower interest expense, primarily reflecting the assets acquired and the benefit related to the addition of the low-cost HOA deposits, from the MOB Acquisition. The benefits from higher AEA were, however, mostly offset by the low interest rate environment that reduced income on the floating rate loans, as well as lower Rail lease rates and utilization that reduced net operating lease revenue. NFR in 2019 was down from 2018, reflecting lower net operating lease revenue, higher interest expense and lower PAA, partially offset by the growth in AEA and an increase in interest income from higher interest rates on floating rate earning assets. NFR in 2019 also decreased as 2018 benefited from suspended depreciation of $27 million on Rail assets held for sale.

•

Net operating lease revenue is driven primarily by the performance of our Rail portfolio and reflects continued compression on lease rates and lower utilization. The decline from 2019 also reflects higher maintenance and other operating lease expenses. The decline in 2019 from 2018, reflected the impact of the sale of NACCO, pressure on rental income, and lower utilization in the Rail portfolio. See the “Net Finance Revenue” section for further discussion related to our operating lease portfolio.

•

PAA accretion for loans and deposits totaled $18 million in 2020, compared to $20 million in 2019 and $33 million in 2018. See Purchase Accounting Accretion table in the “Net Finance Revenue” section for amounts of PAA by division.

•	NFM decreased in 2020 compared to 2019 and 2018, due to the drivers noted in NFR discussed above.
•

Gross yields (interest income plus rental income on operating leases as a % of AEA) in 2020 were down from 2019 and 2018. See Select Segment and Division Margin Metrics table and discussion that follows that table in Net Finance Revenue section for commentary on gross yields by division.

Consumer Banking

Consumer Banking includes the Consumer and Community Banking and Legacy Consumer Mortgages (“LCM”) divisions. Retail Banking, Consumer Lending, Community Development Lending and SBA Lending are offerings within Consumer and Community Banking. Complementary businesses and assets from MOB were included with Consumer and Community Banking. LCM consists of acquired SFR loans from the OneWest Bank Acquisition that are in run-off. Revenue is generated from interest earned on residential mortgages, small business loans and from fees for banking services.

Consumer Banking: Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
Earnings Summary	2020	2019	2018
Interest income	$373.7	$364.9	$338.9
Interest benefit	(29.0)	(125.3)	(143.5)
Net finance revenue ("NFR")	402.7	490.2	482.4
Provision (benefit) for credit losses	(33.9)	(6.5)	3.9
Other non-interest income	76.1	33.8	35.0
Operating expenses	386.6	345.0	369.3
Goodwill impairment	48.2	-	-
Income before income taxes	$77.9	$185.5	$144.2
Noteworthy items	50.8	-	(8.1)
Income before income taxes, excluding noteworthy items	$128.7	$185.5	$136.1
Select Period End Balance
Loans (includes HFS)	$7,526.9	$6,614.4	$6,535.9
Earning assets	7,664.2	6,640.4	6,558.0
Deposits	30,326.4	30,244.5	26,052.4
Select Average Balances
Average loans (includes HFS)	$8,375.9	$6,625.7	$6,595.3
Average earning assets ("AEA")	8,424.9	6,644.5	6,680.7
Statistical Data
Net finance margin - NFR as a % of AEA	4.78%	7.38%	7.22%
Net efficiency ratio	76.7%	62.3%	67.8%
Pretax return on AEA	0.92%	2.79%	2.16%
New business volume	$2,376.7	$1,977.2	$1,611.7

Pre-tax results for 2020 were down from 2019, driven by a goodwill impairment charge. The noteworthy items in 2020 included goodwill impairment charges, a portion of the PSU expense reversal and a $3 million charge to the provision for credit losses from the MOB Acquisition. (See Note 25 – Goodwill and Intangible Assets in Item 8).

Excluding noteworthy items, pre-tax results were down in 2020 from 2019, reflecting lower interest benefit received from other segments for the value of the excess deposits Consumer Banking generates, due to the impact of the lower rate environment and higher operating expenses from the addition of MOB. These were partially offset by the lower provision for credit losses, reflecting a decline in LCM loans from run off and sales, and higher non-interest income on the sale of loans. There were no noteworthy items in 2019.

Pre-tax earnings in 2019 increased from 2018, reflecting lower operating expenses, along with lower credit costs and higher NFR. Pre-tax earnings in 2018 included noteworthy items. Pretax results for 2018 included a net benefit of $8 million in non-interest income, comprised of a $29 million benefit related primarily to the net gain on the sale of the reverse mortgage portfolio related to the Financial Freedom Transaction, partially offset by a $21 million impairment charge to reduce the indemnification

CIT ANNUAL REPORT 2020

asset for the amounts deemed uncollectable within the remaining indemnification period for certain covered loans in our LCM portfolio. Excluding noteworthy items, pre-tax earnings were $136 million in 2018.

Compared to 2019, average loans were up in 2020 primarily due to the loans acquired in the MOB Acquisition of approximately $1.9 billion, and loan growth in the retail and correspondent mortgage channels, and SBA lending including PPP loans, offset by loan sales in LCM and higher prepayment activity of consumer mortgage loans. Compared to 2018, average loans were up in 2019, primarily due to residential mortgage loan growth in the retail and correspondent channels in the Consumer and Community Banking division, which outpaced loan sales and continued run-off in the LCM portfolio.

Deposits, which include deposits from the branch and online channels, increased from 2019, driven by branch deposits acquired in the MOB Acquisition of $1.3 billion, mostly offset by decline in savings and time deposits due to the lower interest rate environment. See discussions in Net Finance Revenue and Funding and Liquidity sections. Deposits at December 31, 2019 increased from 2018, driven by an increase in savings and online money market accounts, partially offset by a decrease in interest-bearing checking accounts.

Trends included the following:

•	NFR decreased in 2020 compared to 2019, primarily due to lower interest benefit received from other segments for the value of the excess deposits due to lower deposit rates, and lower yield on loans.
•

NFR increased slightly in 2019 compared to 2018, primarily due to the loan growth in Consumer and Community Banking, partially offset by sales and run-off of the LCM portfolio and no interest income offset from the indemnification asset, which was present in 2018. The higher interest income was offset by the lower benefit received from other segments for the value of excess deposits.

•

PAA accretion for loans and deposits totaled $74 million in 2020, compared to $80 million in 2019 and $86 million in 2018. See Purchase Accounting Accretion table in “Net Finance Revenue” section for amounts of PAA by division.

Corporate

Corporate includes certain items that are not allocated to operating segments. Some of the more significant and recurring items include interest income on investment securities, a portion of interest expense primarily related to corporate funding costs, mark-to-market adjustments on foreign currency hedges and income on BOLI (other non-interest income), restructuring charges, as well as certain unallocated costs and intangible assets amortization expenses (operating expenses) and gains/loss on debt extinguishments.

Corporate: Financial Data and Metrics (dollars in millions)

	Years Ended December 31,
Earnings Summary	2020	2019	2018
Interest income	$125.9	$226.2	$218.5
Interest expense	260.8	319.0	242.3
Net finance revenue ("NFR")	(134.9)	(92.8)	(23.8)
Other non-interest income	105.2	49.8	18.0
Operating expenses/(gain) loss on debt extinguishment	105.8	67.2	46.4
Loss before income taxes	$(135.5)	$(110.2)	$(52.2)
Noteworthy items	116.6	44.0	97.0
(Loss) income before income taxes, excluding noteworthy items	$(18.9)	$(66.2)	$44.8
Select Period End Balance
Loans and leases	$-	$0.1	$20.2
Earning assets	10,659.5	8,764.7	8,042.6
Select Average Balances
Average earning assets ("AEA")	$12,166.0	$9,262.7	$8,532.1
Statistical Data
Net finance margin — NFR as a % of AEA	(1.11%)	(1.00%)	(0.28%)
Pretax return on AEA	(1.11%)	(1.19%)	(0.61%)

Pre-tax losses in each of the years included noteworthy items. Noteworthy items increased the pre-tax losses by $117 million in 2020, $44 million in 2019 and $97 million in 2018. Noteworthy items are listed in the “Non-GAAP Financial Measurements” section and briefly described as follows:

•

Noteworthy items in 2020 included $59 million of MOB merger and integration costs, $37 million of restructuring costs $11 million of FCB merger costs, $18 million of facilities impairment charges and a $9 million PSU expense reversal.

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

Excluding noteworthy items, there was a pre-tax loss of $19 million in 2020, $66 million in 2019, and pre-tax income of $45 million in 2018. The pre-tax loss in 2020 was lower compared to 2019, reflecting higher other non-interest income, driven by

CIT ANNUAL REPORT 2020

gains on investment securities in other non-interest income from MBS and the sale of certain investment securities acquired in the MOB Acquisition, and elevated BOLI income due to insurance payouts, partially offset by lower NFR.

The pre-tax loss in 2019 reflects higher funding costs held at Corporate, and when compared to 2018, other non-interest income (excluding the noteworthy items) was down, driven by lower gains on derivatives and foreign currency exchange and on investments, while operating costs (excluding noteworthy items) were up, reflecting preacquisition MOB costs.

LOANS AND LEASES

The following table presents our period end loans and leases by segment.

Loans and Leases Composition (dollars in millions)

	December 31,			$ Change	$ Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Commercial Banking
Commercial Finance
Loans	$16,243.9	$13,912.8	$13,958.1	$2,331.1	$(45.3)
Operating lease equipment, net	395.6	332.8	321.6	62.8	11.2
Assets held for sale	702.1	6.8	9.7	695.3	(2.9)
Total loans and leases	17,341.6	14,252.4	14,289.4	3,089.2	(37.0)
Business Capital
Loans	4,777.8	5,038.5	4,821.9	(260.7)	216.6
Operating lease equipment, net	342.1	280.9	227.5	61.2	53.4
Assets held for sale	-	-	8.9	-	(8.9)
Total loans and leases	5,119.9	5,319.4	5,058.3	(199.5)	261.1
Rail
Loans	60.7	59.6	83.7	1.1	(24.1)
Operating lease equipment, net	7,098.9	6,706.0	6,421.5	392.9	284.5
Assets held for sale	0.3	0.4	-	(0.1)	0.4
Total loans and leases	7,159.9	6,766.0	6,505.2	393.9	260.8
Real Estate Finance
Loans	7,554.1	5,382.5	5,399.7	2,171.6	(17.2)
Assets held for sale	-	15.9	45.7	(15.9)	(29.8)
Total loans and leases	7,554.1	5,398.4	5,445.4	2,155.7	(47.0)
Total Segment - Commercial Banking
Loans	28,636.5	24,393.4	24,263.4	4,243.1	130.0
Operating lease equipment, net	7,836.6	7,319.7	6,970.6	516.9	349.1
Assets held for sale	702.4	23.1	64.3	679.3	(41.2)
Total loans and leases	37,175.5	31,736.2	31,298.3	5,439.3	437.9
Consumer Banking
Consumer and Community Banking
Loans	5,814.3	4,524.0	3,744.5	1,290.3	779.5
Assets held for sale	13.9	7.4	3.9	6.5	3.5
Total loans and leases	5,828.2	4,531.4	3,748.4	1,296.8	783.0
Legacy Consumer Mortgages
Loans	1,693.8	2,081.5	2,787.5	(387.7)	(706.0)
Assets held for sale	4.9	1.5	-	3.4	1.5
Total loans and leases	1,698.7	2,083.0	2,787.5	(384.3)	(704.5)
Total Segment - Consumer Banking
Loans	7,508.1	6,605.5	6,532.0	902.6	73.5
Assets held for sale	18.8	8.9	3.9	9.9	5.0
Total loans and leases	7,526.9	6,614.4	6,535.9	912.5	78.5
Corporate
Assets held for sale	-	0.1	20.2	(0.1)	(20.1)
Total loans and leases	-	0.1	20.2	(0.1)	(20.1)
Total loans	$36,144.6	$30,998.9	$30,795.4	$5,145.7	$203.5
Total operating lease equipment, net	7,836.6	7,319.7	6,970.6	516.9	349.1
Total assets held for sale	721.2	32.1	88.4	689.1	(56.3)
Total loans and leases	$44,702.4	$38,350.7	$37,854.4	$6,351.7	$496.3
Compared to December 31, 2019, total loans and leases grew significantly, reflecting the MOB Acquisition of $6.3 billion of loans. At the time of acquisition, within Commercial Banking, $2.3 billion were added to Commercial Finance and $2.1 billion were added to Real Estate Finance and in Consumer and Community Banking, $1.9 billion of loans were added.

CIT ANNUAL REPORT 2020

Total loans and leases were up in 2019. Commercial Banking loans and leases were up, driven by growth in Business Capital and Rail, partially offset by modest declines in Commercial Finance and Real Estate Finance. Loans and leases in Consumer Banking were up slightly, as new business volume in Consumer and Community Banking offset continued run-off and sales of LCM loans.

The following table reflects the contractual maturities of our loans, which excludes certain items such as leverage lease payments, purchase accounting adjustments, unearned income and other yield-related fees and costs.

Contractual Maturities of Loans at December 31, 2020 (dollars in millions)

	Commercial		Consumer
Fixed-rate(1)	U.S.	Foreign	U.S.	Total
1 year or less	$4,928.8	$70.6	$129.0	$5,128.4
Year 2	2,070.4	2.4	132.5	2,205.3
Year 3	1,313.9	2.4	127.5	1,443.8
Year 4	846.5	2.4	131.0	979.9
Year 5	393.4	12.3	133.9	539.6
2-5 years	4,624.2	19.5	524.9	5,168.6
After 5 years	871.1	—	3,677.7	4,548.8
Total fixed-rate	10,424.1	90.1	4,331.6	14,845.8
Adjustable-rate
1 year or less	3,998.6	248.0	70.6	4,317.2
Year 2	3,386.9	264.0	72.5	3,723.4
Year 3	3,484.6	213.2	75.7	3,773.5
Year 4	2,700.0	292.8	79.1	3,071.9
Year 5	2,363.8	191.7	80.7	2,636.2
2-5 years	11,935.3	961.7	308.0	13,205.0
After 5 years	2,809.3	5.6	2,101.9	4,916.8
Total adjustable-rate	18,743.2	1,215.3	2,480.5	22,439.0
Total	$29,167.3	$1,305.4	$6,812.1	$37,284.8
(1)	Foreign fixed-rate excludes approximately $100 million related to leveraged leases.

The following table presents the changes to our total loans and leases:

Changes in Loans and Leases (dollars in millions)

	Commercial	Consumer
	Banking	Banking	Corporate	Total
December 31, 2017	$31,232.4	$6,820.2	$63.3	$38,115.9
New business volume	10,610.9	1,611.7	-	12,222.6
Factoring volume	30,324.6	-	-	30,324.6
Loan and portfolio sales	(384.0)	(956.1)	-	(1,340.1)
Equipment sales	(244.2)	-	(6.0)	(250.2)
Sale of NACCO	(1,214.5)	-	-	(1,214.5)
Depreciation	(311.1)	-	-	(311.1)
Gross charge-offs	(138.7)	(4.1)	-	(142.8)
Collections and other	(38,577.1)	(935.8)	(37.1)	(39,550.0)
December 31, 2018	31,298.3	6,535.9	20.2	37,854.4
New business volume	11,105.2	1,977.2	-	13,082.4
Factoring volume	28,285.8	-	-	28,285.8
Loan and portfolio sales	(348.2)	(411.8)	-	(760.0)
Equipment sales	(216.8)	-	(2.3)	(219.1)
Depreciation	(308.6)	-	-	(308.6)
Gross charge-offs	(151.2)	(2.7)	-	(153.9)
Collections and other	(37,928.3)	(1,484.2)	(17.8)	(39,430.3)
December 31, 2019	31,736.2	6,614.4	0.1	38,350.7
Acquisition of MOB	4,355.8	1,942.1	-	6,297.9
New business volume	9,734.3	2,376.7	-	12,111.0
Factoring volume	21,955.6	-	-	21,955.6
Loan and portfolio sales	(116.2)	(375.9)	-	(492.1)
Equipment sales	(234.3)	-	(0.3)	(234.6)
Depreciation	(327.4)	-	-	(327.4)
Gross charge-offs	(488.0)	(7.1)	-	(495.1)
Collections and other	(29,440.5)	(3,023.3)	0.2	(32,463.6)
December 31, 2020	$37,175.5	$7,526.9	$-	$44,702.4

Portfolio activities are discussed in the respective segment descriptions in “Results by Business Segment”.

CIT ANNUAL REPORT 2020

CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer loans and leases, including assets held for sale, by geographical regions:

Total Loans and Leases by Geographic Region(1) (dollars in millions)

	December 31, 2020		December 31, 2019		December 31, 2018
West	$14,553.4	32.6%	$12,474.3	32.5%	$12,348.9	32.6%
Northeast	9,495.3	21.2%	8,716.7	22.7%	9,196.0	24.3%
Midwest	6,098.8	13.6%	4,915.1	12.8%	4,972.8	13.1%
Southwest	5,881.8	13.2%	5,178.9	13.5%	4,838.5	12.8%
Southeast	5,457.7	12.2%	4,084.4	10.7%	3,590.0	9.5%
Total U.S.	41,487.0	92.8%	35,369.4	92.2%	34,946.2	92.3%
Canada	1,454.6	3.3%	1,395.1	3.6%	1,341.1	3.5%
Europe	565.5	1.3%	464.5	1.2%	383.8	1.0%
Asia / Pacific	601.1	1.3%	461.6	1.2%	478.2	1.3%
All other countries	594.2	1.3%	660.1	1.8%	705.1	1.9%
Total	$44,702.4	100.0%	$38,350.7	100.0%	$37,854.4	100.0%

(1) Table represents a combination of Commercial loans and leases that are shown by obligor geography and consumer loans that are shown by property address.

Ten Largest Accounts

Our ten largest loan and lease accounts, primarily lessees of rail assets, in the aggregate represented 5.3% of our total loans and leases at December 31, 2020 (the largest account was less than 1.0%).

The ten largest loan and lease accounts were 5.5% and 4.6% of total loans and leases at December 31, 2019 and 2018, respectively, and consisted primarily of lessees of rail assets and factoring clients.

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial loans and leases, including assets held for sale, by obligor geography:

Commercial Loans and Leases by Obligor - Geographic Region (dollars in millions)

	December 31, 2020		December 31, 2019		December 31, 2018
West	$9,878.0	25.8%	$7,695.0	23.8%	$7,676.0	24.1%
Northeast	8,913.8	23.3%	8,113.4	25.1%	8,471.3	26.7%
Midwest	5,854.5	15.3%	4,767.9	14.7%	4,810.8	15.1%
Southwest	5,506.4	14.4%	5,089.5	15.7%	4,750.1	14.9%
Southeast	4,899.9	12.8%	3,715.2	11.5%	3,213.7	10.1%
Total U.S.	35,052.6	91.6%	29,381.0	90.8%	28,921.9	90.9%
Canada	1,454.6	3.8%	1,395.1	4.3%	1,341.1	4.2%
Europe	565.5	1.5%	464.5	1.4%	383.8	1.2%
Asia / Pacific	601.1	1.6%	461.6	1.4%	478.2	1.5%
All other countries	594.2	1.5%	660.1	2.1%	705.1	2.2%
Total	$38,268.0	100.0%	$32,362.3	100.0%	$31,830.1	100.0%

CIT ANNUAL REPORT 2020

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our loans and leases:

Commercial Loans and Leases by Obligor - State and Country (dollars in millions)

	December 31, 2020		December 31, 2019		December 31, 2018
State
California	$6,981.6	18.2%	$5,651.4	17.5%	$5,515.7	17.3%
Texas	4,461.6	11.7%	4,073.8	12.6%	3,889.9	12.2%
New York	3,257.2	8.5%	2,993.7	9.3%	3,273.6	10.3%
Florida	2,011.1	5.3%	1,484.7	4.6%	1,082.5	3.4%
All other states	18,341.1	47.9%	15,177.4	46.8%	15,160.2	47.7%
Total U.S.	35,052.6	91.6%	29,381.0	90.8%	28,921.9	90.9%
Country
Canada	1,454.6	3.8%	1,395.1	4.3%	1,341.1	4.2%
Marshall Islands	498.2	1.3%	362.6	1.1%	330.5	1.0%
All other countries	1,262.6	3.3%	1,223.6	3.8%	1,236.6	3.9%
Total International	$3,215.4	8.4%	$2,981.3	9.2%	$2,908.2	9.1%

Cross-Border Transactions

Cross-border transactions reflect monetary claims on borrowers domiciled in foreign countries and primarily include cash deposited with foreign banks and receivables from residents of a foreign country.  At December 31, 2020, amounts in excess of 0.75% were in the Marshall Islands, where such amounts were $501 million or 0.86% of total assets.  At December 31, 2019 and 2018, there were no cross-border transactions with borrowers in any country greater than 0.75% of total assets.

Industry Concentrations

The following table represents loans and leases, including assets held for sale by industry of obligor:

Commercial Loans and Leases by Obligor - Industry (dollars in millions)

	December 31, 2020		December 31, 2019		December 31, 2018
Real Estate	$7,708.5	20.1%	$5,280.2	16.3%	$5,234.6	16.4%
Manufacturing(1)	5,409.8	14.1%	4,869.1	15.0%	4,819.4	15.1%
Service industries	2,850.1	7.4%	1,723.4	5.3%	1,483.3	4.7%
Retail(2)	2,627.9	6.9%	2,619.0	8.1%	2,667.9	8.4%
Energy and utilities	2,537.7	6.6%	2,151.7	6.6%	2,404.1	7.6%
Business Services	2,274.8	5.9%	1,992.4	6.2%	1,701.0	5.3%
Wholesale	2,145.7	5.6%	2,034.2	6.3%	1,960.9	6.2%
Rail	1,959.4	5.1%	1,518.2	4.7%	1,450.1	4.6%
Finance and insurance	1,948.4	5.1%	1,085.7	3.3%	1,383.7	4.3%
Healthcare	1,611.9	4.2%	1,576.4	4.9%	1,556.4	4.9%
Transportation	1,491.3	3.9%	1,645.1	5.1%	1,605.6	5.0%
Oil and gas extraction / services	1,378.2	3.6%	1,672.0	5.2%	1,498.6	4.7%
Maritime	929.7	2.4%	1,118.2	3.5%	1,127.5	3.5%
Communications	711.5	1.9%	650.1	2.0%	520.1	1.6%
Other (no industry greater than 2%)	2,683.1	7.2%	2,426.6	7.5%	2,416.9	7.7%
Total	$38,268.0	100.0%	$32,362.3	100.0%	$31,830.1	100.0%
(1)	At December 31, 2020, includes manufacturers of chemicals, including pharmaceuticals (3.9%), petroleum and coal, including refining (2.5%), and stone, clay, glass and concrete (1.4%).
(2)	At December 31, 2020, includes retailers of general merchandise (2.6%) and food and beverage providers (1.1%).
(3)

In addition to the rail industry category, exposure in the Rail division is also included in other obligor industries, with the largest being $2.8 billion in manufacturing, $890.9 million in Oil and gas extraction / services and $848.9 million in wholesale.

CIT ANNUAL REPORT 2020

Operating Lease Equipment — Rail

Rail serves over 500 customers, including all of the U.S. and Canadian Class I railroads (i.e., railroads with annual revenues of approximately USD $500 million and greater), other railroads, as well as manufacturers and commodity shippers. At December 31, 2020 our total operating lease fleet consisted of approximately 118 thousand railcars. The following table reflects the proportion of railcars by type based on units and net investment, respectively:

Operating lease Railcar Portfolio by Type as of December 31, 2020 (units and net investment)

Railcar Type	Total Owned Fleet - % Total Units	Total Owned Fleet - % Total Net Investment
Covered Hoppers	41	31
Tank Cars	30	51
Mill/Coil Gondolas	9	4
Coal	9	3
Boxcars	6	5
Other	5	6
Total	100	100

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer loans, including loans held for sale.

Consumer Loans (dollars in millions)

	December 31, 2020		December 31, 2019		December 31, 2018
	Net Investment	% of Total	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$6,343.2	98.6%	$5,934.8	99.1%	$5,933.9	98.5%
Home equity lines of credit and other	91.3	1.4%	53.6	0.9%	90.4	1.5%
Total loans	$6,434.5	100.0%	$5,988.4	100.0%	$6,024.3	100.0%

Loan concentrations may exist when multiple borrowers could be similarly impacted by economic or other conditions. The following table summarizes state concentrations greater than 5.0% based upon property address.

Consumer Loans Geographic Concentrations (dollars in millions)

	December 31, 2020		December 31, 2019		December 31, 2018
	Net Investment	% of Total	Net Investment	% of Total	Net Investment	% of Total
California	$3,652.2	56.8%	$4,172.2	69.7%	$4,237.6	70.3%
Texas	346.9	5.4%	76.3	1.3%	71.9	1.2%
Washington	329.5	5.1%	222.3	3.7%	116.2	1.9%
Other states	2,105.9	32.7%	1,517.6	25.3%	1,598.6	26.6%
Total loans	$6,434.5	100.0%	$5,988.4	100.0%	$6,024.3	100.0%

FUNDING AND LIQUIDITY

As a result of our strategic transformation to source lower cost deposits with differentiated product features from expanded channels, we maintain a strong and diversified funding and liquidity foundation. As of December 31, 2020 we were 88% deposit funded, had a strong liquidity profile, and maintained a comprehensive liquidity risk management framework. The framework includes monitoring processes and systems that are designed to ensure we have the appropriate level of liquidity to meet expected and contingent funding needs under both normal and stressed environments.

CIT actively manages its liquidity and monitors liquidity risk through a suite of tiered early warning indicators along with management and Board limits. The assessments of liquidity risk are measured under the assumption of normal operating conditions as well as under a range of stress scenarios, which use assumptions to reflect the changing market environment. Such scenarios cover a range of events, including systemic market-wide events and CIT-specific events. Liquidity stresses are applied in terms of duration and severity. Although not required by regulators, CIT continues to calculate and maintain a strong Liquidity Coverage Ratio above 100%, as defined for Category IV banks based on the FRB Tailoring Rule.

Liquidity stress test results, along with our risk metrics and other liquidity risk measurement practices, inform our business strategy, risk appetite, requirements for minimum balances of Liquid Assets and contingency funding plans.

We utilize a series of measurement tools to assess and monitor the level and adequacy of our liquidity position, liquidity conditions and trends. The primary tool is a liquidity forecast designed to identify movements in and levels of available cash and collateral flows, both contractually and behaviorally. We use a stress testing framework to better understand the range of potential risks and the impacts of those risks on CIT. Included among our liquidity measurement tools are risk metrics that assist in identifying potential liquidity risk and CIT’s exposure to those risks as well as their impact on CIT’s liquidity.

Oversight is provided by the Risk Management Committee, Enterprise Risk Committee, ALCO and the Risk Control Committee.

CIT ANNUAL REPORT 2020

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

At December 31, 2020 we had $10.5 billion of total Liquid Assets and $5.2 billion of contingent liquidity sources available, most of which is held at the Bank, commensurate with our assets.

•

At December 31, 2020, our Liquid Assets comprised 18% of total assets and included $3.8 billion of Available Cash[9] (of which $1.2 billion is available at the parent and non-bank subsidiaries) and approximately $6.6 billion of High Quality Liquid securities (“HQL securities”), of which approximately $1.8 billion is pledged but not drawn against at the FHLB and are also available for sale.

•	At December 31, 2020, our contingent liquidity sources include:
o

A committed and secured ABL facility of $750 million available to the parent and non-bank subsidiaries, of which $725 million was unused, provided that eligible assets are available to serve as collateral. Based on eligible collateral as of December 31, 2020, net of reserves, $574 million was available to be drawn to support the FHC liquidity needs.

o	A committed Revolving Credit Facility of $300 million, of which $265 million was available to be drawn by CIT Group Inc.
o

FHLB capacity of $5.5 billion (collateralized by lending assets), of which $1.1 billion was outstanding, resulting in $4.4 billion of available capacity for CIT Bank. (The $5.5 billion capacity amount excludes $1.7 billion of capacity to borrow against HQL securities, which are pledged at the FHLB but are available for sale until CIT borrows against the securities).

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

Cash

Cash totaled $4.0 billion at December 31, 2020, compared to $2.7 billion and $1.8 billion at December 31, 2019 and 2018, respectively. The increase in cash during 2020 was primarily driven by deposit growth. The increase in cash in 2019 compared to 2018 was due to $850 million of restricted cash, which was held in escrow for the MOB Acquisition completed on January 1, 2020.

Investment Securities

Investment securities consisted primarily of US Treasury and Agency-issued fixed income securities and totaled $6.9 billion, $6.3 billion and $6.2 billion at December 31, 2020, 2019 and 2018, respectively, of which $6.7 billion, $6.0 billion and $5.9 billion, at December 31, 2020, 2019 and 2018, respectively, were AFS. Securities of $1.9 billion were pledged as of December 31, 2020 to secure public funds, FHLB financing availability, and derivative contracts and for other purposes as required or permitted by law. During 2020 we sold certain HQL securities with less attractive attributes as market conditions warranted.

We had $150 million and $950 million of securities purchased under agreement to resell at December 31, 2020 and 2019, respectively. See Note 6 — Investment Securities in Item 8 and below for additional information on types and maturities of investment securities.

Funding Sources

We fund our operations through deposits and borrowings. Deposits totaled $43.0 billion, 88% of total funding at December 31, 2020, compared to 84% and 79% at December 31, 2019 and 2018, respectively. Borrowings totaled $5.8 billion, $6.5 billion and $8.1 billion at December 31, 2020, 2019 and 2018, respectively. The net increase in deposits since December 31, 2019 was primarily driven by $7.0 billion from the MOB Acquisition and strong growth in the homeowner association and commercial deposit channels. Borrowings consist of senior unsecured notes, subordinated unsecured notes and secured borrowings (primarily FHLB advances).

Unsecured borrowings were 10% of total funding at December 31, 2020, compared to 11% at December 31, 2019 and 10% at December 31, 2018. Secured borrowings were 2% at December 31, 2020, down from 5% and 11% at December 31, 2019 and 2018, respectively. See further discussions below.

9 Available cash consists of the unrestricted portions of ‘Cash and due from banks’ and ‘Interest-bearing cash’, excluding cash not accessible for liquidity, such as vault cash and deposits in transit.

CIT ANNUAL REPORT 2020

In calendar year 2021, we have $500 million of unsecured borrowings due in March. In December, the BHC gave notice of its intention to redeem, and on February 9, 2021, 100% of the aggregate principal amount ($500 million) of its outstanding 4.125% senior unsecured fixed rate notes due March 9, 2021 were redeemed. No premium was paid upon redemption. We have no FHLB advances due, although our FHLB advances contain prepayment optionality allowing us to prepay the advance one year prior to maturity. As of December 31, 2020, time deposits with maturities over the coming twelve months were $7.6 billion. See the contractual maturities tables for deposits in Note 8 – Deposits and borrowings in Note 10 – Borrowings in Item 8.

See FRB discussion later in this section for further details and “Net Finance Revenue” section for a tabular presentation of our average funding mix for the years ended December 31, 2020, 2019 and 2018.

Deposits

CIT Bank offers a full suite of deposit offerings to its commercial and consumer customers through a national online platform, a network of 80 branches, which are in top MSAs in Southern California, and include bank branches acquired with the MOB Acquisition, primarily in the Southwest, Midwest and Southeast. With the addition of $7.0 billion of deposits from MOB on the acquisition date, we added a leading national HOA deposit channel. MOB’s relationship-driven commercial banking business also provides an opportunity to further grow commercial deposits, as it accelerates our presence in the middle market. See “Mutual of Omaha Bank Acquisition” section. In the third quarter we launched a new commercial online banking platform, designed to maximize efficiency and agility for our community association banking customers. The period end balances are as follows:

Deposits by Channel (dollars in millions)

	December 31, 2020		December 31, 2019		December 31, 2018
	Total	Percent of Total	Total	Percent of Total	Total	Percent of Total
Online	$18,864.6	44%	$19,014.0	54%	$14,688.4	47%
Branch	11,461.8	26%	11,230.6	32%	11,364.0	36%
Homeowners association	5,871.6	14%	-	-	-	-
Commercial	4,445.0	10%	2,228.6	6%	2,078.3	7%
Brokered / other	2,428.6	6%	2,666.3	8%	3,108.8	10%
Total deposits	$43,071.6	100%	$35,139.5	100%	$31,239.5	100%

The following table details our period end deposit balances by type:

Deposits by Type (dollars in millions)

	December 31, 2020		December 31, 2019		December 31, 2018
	Total	Percent of Total	Total	Percent of Total	Total	Percent of Total
Savings and money market	$26,019.1	60%	$21,059.8	60%	$13,947.2	45%
Time deposits	10,420.2	24%	11,157.7	32%	14,053.3	45%
Interest bearing checking	3,247.6	8%	1,328.9	4%	1,553.3	5%
Non-interest bearing deposits	3,384.7	8%	1,593.1	4%	1,685.7	5%
Total deposits	$43,071.6	100%	$35,139.5	100%	$31,239.5	100%

During 2020, commensurate with the Federal Reserve interest rate reductions, we have been lowering rates on our deposits. We had strong growth in both low cost HOA deposits following the MOB Acquisition and commercial deposits. Online deposits grew during the year but declined in the fourth quarter as we executed on our strategy to reduce higher cost deposits, including both the online and branch channels. Our retail deposit strategy included reducing our high cost term deposits while growing the savings and money market deposits, which resulted in reducing balances with the more rate sensitive customers.

See “Net Finance Revenue” for discussion on deposits interest expense and rates and Note 8 – Deposits in Item 8.

At the Company, the period end loans and leases to deposits ratio was 104% at December 31, 2020, compared to 109% and 121% at December 31, 2019 and 2018, respectively. At the Bank, the period end loans and leases to deposits ratio was 90% at December 31, 2020, compared to 94% and 101% at December 31, 2019 and 2018, respectively.

Unsecured Borrowings

Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility had a total commitment amount of $300 million as of December 31, 2020, of which approximately $265 million was available to be drawn and the remainder was utilized for letters of credit. The facility commitment was down from $400 million at December 31, 2019, reflecting the renewal of the facility in the first quarter of 2020 at a lower commitment level and with an extended maturity date of November 1, 2021. See Note 10 — Borrowings in Item 8 for more information on the facility.

Senior Unsecured Notes

At December 31, 2020, senior unsecured notes outstanding totaled $4.2 billion and the weighted average coupon rate was 4.63%, compared to $4.0 billion and 4.62% at December 31, 2019 and $3.4 and 4.89% at December 31, 2018. The weighted average maturity profile of the combined unsecured senior and subordinated notes was 3.2 years at December 31, 2020.

CIT ANNUAL REPORT 2020

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

In connection with the MOB Acquisition, CIT Bank had established a $5 billion Global Bank Note Program in September 2019, which enabled it to offer both unsecured senior and subordinated notes. CIT Bank subsequently issued $550 million of 2.969% Senior Unsecured Fixed-to-Floating Rate Notes due 2025 (“2025 Notes”). During the second quarter of 2020 we initiated and completed a cash tender offer to purchase the 2025 Notes, with $234.8 million tendered. Such tendering holders received the purchase price in the amount of $930 for each $1,000 principal amount of Notes tendered, plus accrued and unpaid interest. CIT recognized a gain of approximately $15 million on the tender.

Subordinated Unsecured Notes

Subordinated unsecured notes principal amount totaled $500 million as of December 31, 2020 and consisted of $100 million of 4.125% fixed-to-fixed subordinated notes due in 2029 and $400 million of 6.125% fixed rate subordinated notes due 2028, which are included in Tier 2 capital.

Secured Borrowings

We may pledge assets for secured borrowing transactions, which include borrowings from the FHLB and/or FRB, or for other purposes as required or permitted by law. The debt issued in conjunction with these transactions is collateralized by certain discrete receivables, securities, loans, leases and/or underlying equipment. Certain related cash balances are restricted.

FHLB Advances

FHLB Balances (dollars in millions)

				December 31,
	December 31, 2020			2019
	Lending Assets	High Quality Liquid Securities	Total	Total
Total borrowing capacity	$5,494.1	$1,681.2	$7,175.3	$6,350.5
Less:
Advances	(1,100.0)	—	(1,100.0)	(1,650.0)
Available capacity	$4,394.1	$1,681.2	$6,075.3	$4,700.5
Pledged assets (1)	$7,083.6	$1,784.4	$8,868.0	$6,987.6
Weighted Average Rate			0.82%	2.04%
(1)	December 31, 2019 pledged assets included $50.4 million of HQL securities.

CIT Bank may borrow additional FHLB advances, as liquidity needs arise or repay advances as liquidity allows. The available capacity of $6,075.3 million includes $1,681.2 million to borrow against $1,784.4 million of pledged HQL securities, which have not been borrowed against at December 31, 2020 and remain available for sale. FHLB Advances and pledged assets are also discussed in Note 10 — Borrowings in Item 8.

Other Secured and Structured Financings

Outstanding other secured and structured financings totaled $6.1 million at December 31, 2020, down from $361.1 million and $710.4 million at December 31, 2019 and 2018, respectively, driven by reduced borrowings under our ABL facility. The total borrowing capacity of the ABL facility was $750 million, with net availability based on eligible collateral and outstanding letters of credit. There were approximately $25 million of letters of credit outstanding and no borrowings at December 31, 2020. We reduced the borrowing capacity of the facility from $1 billion during the second quarter and the facility expires in December 2021.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight borrowings. Effective March 16, 2020, the FRB announced changes to the FRB Discount Window, including the extension of the term of such borrowings up to 90 days. The borrowing capacity is determined by the FRB based on the collateral pledged. There were no outstanding borrowings with the FRB Discount Window as of December 31, 2020 and December 31, 2019. Beginning May 1, 2020, CIT Bank could borrow from the FRB Paycheck Protection Program Liquidity Facility (“PPPLF”), which is used to provide term financing to CIT Bank backed by PPP loans. As of December 31, 2020, there were no outstanding borrowings with these facilities. See Note 10 — Borrowings in Item 8 for total balances pledged, including amounts to the FRB.

Debt Ratings

Debt ratings can influence the cost and availability of short- and long-term funding, the terms and conditions on which such funding may be available, the collateral requirements, if any, for borrowings and certain derivative instruments, the acceptability of our letters of credit, and the number of investors and counterparties willing to lend to the Company.

CIT ANNUAL REPORT 2020

CIT Group Inc. and CIT Bank, N.A. debt ratings, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”), Moody’s Investors Service (“Moody’s”) and DBRS Inc. (“DBRS”) are presented in the following table:

Ratings

	S&P	Fitch	Moody’s	DBRS
Last Credit Update	12/10/20	11/6/20	10/28/20	10/16/20
CIT Group Inc.
Long Term Senior Unsecured Debt	BB+	BBB-	Ba1	BBB (low)
Subordinated Debt	BB	BB+	Ba1	BB (high)
Non-Cumulative Perpetual Stock	B+	B+	Ba3	BB (low)
Ratings Outlook / Trend	Positive (Watch)	Positive (Watch)	Upgrade (Review)	Positive (Review)
CIT Bank, N.A.
Issuer Rating	BBB-	BBB-	Ba1	BBB
Long Term Senior Bank Notes	BBB-	BBB-	Ba1	N/A
Deposit Rating (LT/ST)	N/A	BBB / F3	Baa1 / P-2	BBB / R-2 (high)
Outlook	Positive (Watch)	Positive (Watch)	Upgrade (Review)	Positive (Review)

N/A — Not Applicable

Rating agencies indicate that they base their ratings on many quantitative and qualitative factors, including capital adequacy, liquidity, asset quality, business mix, level and quality of earnings, and the current operating, legislative and regulatory environment, including implied government support. Potential changes in the factors noted above, rating methodology as well as in the legislative and regulatory environment and the timing of those changes could negatively impact the Company’s ratings, which could adversely affect the Company’s liquidity and financial condition.

A debt rating is not a recommendation to buy, sell or hold securities, and the ratings are subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Contractual Commitments

Commitment Expiration for the Twelve Months Ending December 31, (dollars in millions)

	Total	2021	2022	2023	2024	2025+
Financing commitments (excluding leases)	$7,708.3	$2,813.4	$1,110.0	$1,681.1	$1,068.3	$1,035.5
Lessor commitments	628.3	628.3	—	—	—	—
Letters of credit	268.6	32.4	40.2	87.5	64.1	44.4
Deferred purchase agreements	1,929.4	1,929.4	—	—	—	—
Total contractual commitments	$10,534.6	$5,403.5	$1,150.2	$1,768.6	$1,132.4	$1,079.9

At December 31, 2020, substantially all of our undrawn financing commitments were senior facilities, with approximately 98% secured by commercial equipment or other assets, and the remainder primarily comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance and Real Estate Finance divisions of Commercial Banking and include unused revolver availability of $3.2 billion, which is subject to borrower base revolver capacity and covenant compliance. Also included in financing commitments are delayed draws and term loans of $2.5 billion. Customer draws on such facilities are subject to certain pre-determined contract conditions. The top ten undrawn financing commitments totaled $648.4 million at December 31, 2020. Financing commitments related to consumer loans totaled approximately $464.4 million. See Note 21 — Commitments in Item 8 for further detail.

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

Return of Capital

During the year ended December 31, 2020, we paid $31 million in preferred dividends and $140 million of common dividends.

CIT ANNUAL REPORT 2020

We declared and paid the following common and preferred stock dividends per share:

Common and Preferred Stock Dividends

		Dividends Per Share
Declaration Date	Payment Date	2020	2019	2018
Common Stock
January	February	$0.35	$0.25	$0.16
April	May	$0.35	$0.35	$0.16
July	August	$0.35	$0.35	$0.25
October	November	$0.35	$0.35	$0.25
Series A Preferred Stock
April	June	$29.00	$29.00	$29.00
October	December	$29.00	$29.00	$29.00
Series B Preferred Stock (dividend per share rounded)
January	March	$0.48	$-	$-
April	June	$0.35	$-	$-
July	September	$0.35	$-	$-
October	December	$0.35	$-	$-

On January 22, 2021, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.35 per outstanding common share. The common stock dividend is payable on February 19, 2021 to common shareholders of record as of February 5, 2021. On January 22, 2021, the Board of Directors of the Company declared a quarterly cash dividend in the amount of approximately $0.35 per outstanding Series B preferred stock. The dividend is payable on March 15, 2021 to Series B preferred shareholders of record as of February 26, 2021.

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve and OCC capital guidelines for assessing adequacy of capital. At December 31, 2020, 2019 and 2018, the capital ratios of the Company and CIT Bank exceeded all capital adequacy requirements.

In November 2017, the Federal Reserve Board, together with the OCC and FDIC adopted a final rule effective January 1, 2018 to extend the regulatory capital treatment under 2017 transition provisions for certain items, applicable to banking organizations that are not subject to advanced approaches capital rules (“Transition Final Rule”). These items include regulatory capital deductions, risk weights, and certain minority interest limitations. In July 2019, the federal bank regulators issued the final rule (“Simplification Final Rule”) to simplify the regulatory capital requirements for these items covered by the Transition Final Rule. The Simplification Final Rule was effective on April 1, 2020, but subsequently revised to January 1, 2020. The regulatory capital guidelines applicable to the Company and CIT Bank were the Basel III Rule and the Simplification Final Rule for the period ended December 31, 2020 and the Basel III Rule and the Transition Final Rule for the period ended December 31, 2019 and 2018.

During 2020, the OCC, FRB and FDIC collectively adopted the Revised CECL Transition Rule for regulatory capital, which provides for the option to delay for two years the impact of CECL’s effect on regulatory capital, followed by a three-year transition period. The Company elected to use the 5-year transition under the Revised CECL Transition Rule, which resulted in a benefit of $174.0 million in capital as of December 31, 2020. See Note 15 – Regulatory Capital in Item 8 for further details regarding the 5-year transition.

CIT ANNUAL REPORT 2020

Capital Components, Risk-Weighted Assets, and Capital Ratios (dollars in millions)

	December 31,	December 31,	December 31,
	2020	2019	2018
CET1 Capital
Total common stockholders’ equity(1)	$5,197.9	$5,814.0	$5,621.6
Effect of CECL transition impact on retained earnings(2)	174.0	-	-
Effect of certain items in AOCI excluded from CET1 Capital	(44.8)	43.0	157.5
Adjusted total equity	5,327.1	5,857.0	5,779.1
Goodwill, net of associated deferred tax liabilities (DTLs)	-	(361.7)	(365.1)
Deferred tax assets (DTAs) arising from net operating loss and tax credit carryforwards	(8.8)	-	(64.6)
Intangible assets, net of associated DTLs	(125.5)	(50.9)	(71.2)
CET1 Capital	5,192.8	5,444.4	5,278.2
Additional Tier 1 Capital
Preferred Stock	525.0	525.0	325.0
Other Additional Tier 1 Capital deductions(3)	-	(0.1)	(10.5)
Total Additional Tier 1 Capital	525.0	524.9	314.5
Total Tier 1 Capital	5,717.8	5,969.3	5,592.7
Tier 2 Capital
Qualifying Tier 2 Capital Instruments	494.9	494.4	395.4
Qualifying adjusted allowance for credit losses(2)(4)	650.5	519.6	531.2
Total Tier 2 Capital	1,145.4	1,014.0	926.6
Total Capital	$6,863.2	$6,983.3	$6,519.3
Risk-Weighted Assets	$51,847.0	$45,262.0	$44,051.7
CIT Ratios
CET1 Capital Ratio	10.0%	12.0%	12.0%
Tier 1 Capital Ratio	11.0%	13.2%	12.7%
Total Capital Ratio	13.2%	15.4%	14.8%
Tier 1 Leverage Ratio	9.5%	11.9%	11.6%
CIT Bank, N.A. Capital Components and Ratios
CET1 Capital	$4,907.7	$4,879.6	$4,783.6
Tier 1 Capital	4,907.7	4,879.6	4,783.6
Total Capital	5,760.1	5,644.3	5,230.4
Risk-Weighted Assets	43,962.5	37,150.5	35,697.6
CET1 Capital Ratio	11.2%	13.1%	13.4%
Tier 1 Capital Ratio	11.2%	13.1%	13.4%
Total Capital Ratio	13.1%	15.2%	14.7%
Tier 1 Leverage Ratio	8.9%	11.0%	11.6%
Effective/Required Minimum Ratios under Basel III Guidelines (CIT and CIT Bank)
CET1 Capital Ratio	7.0%	7.0%	6.375%
Tier 1 Capital Ratio	8.5%	8.5%	7.875%
Total Capital Ratio	10.5%	10.5%	9.875%
Tier 1 Leverage Ratio	4.0%	4.0%	4.0%
(1)	See Condensed Consolidated Balance Sheets for the components of total common stockholders’ equity.
(2)	Reflects the CECL transition impact based on the Revised CECL Transition Rule.
(3)	Represents covered funds deductions required by the Volcker Rule.
(4)

ACL included in Tier 2 Capital is limited to 1.25% of risk weighted assets and includes allowance for off-balance sheet credit exposures (i.e. unfunded lending commitments and DPAs) recorded in other liabilities.

CET1 Capital decreased from December 31, 2019, reflecting the year to date net loss, primarily due to the provision for credit losses, partially offset by the effect of the CECL transition impact on retained earnings of $174.0 million and the issuance of approximately $141 million in common shares on January 1, 2020 related to the MOB Acquisition.

The capital ratio was elevated at year end 2019 as we stopped repurchasing shares in the third quarter of 2019 due to the then-pending MOB Acquisition. Upon closing of the MOB Acquisition, our CET1 ratio decreased.

See the “COVID-19 Pandemic Response” section (located in the beginning of this MDA) for discussion of the impact on capital due to the impacts from the MOB Acquisition, the adoption of CECL and the adverse impact from the COVID-19 pandemic thereon.

CIT ANNUAL REPORT 2020

The reconciliation of balance sheet assets to RWA is presented below:

Risk-Weighted Assets (dollars in millions)

	December 31,	December 31,	December 31,
	2020	2019	2018
Balance sheet assets	$58,106.6	$50,832.8	$48,537.4
Risk weighting adjustments to balance sheet assets	(12,898.1)	(11,600.2)	(10,375.7)
Off-Balance sheet items	6,638.5	6,029.4	5,890.0
Risk-Weighted Assets	$51,847.0	$45,262.0	$44,051.7

The increase in balance sheet assets in 2020 reflects the MOB Acquisition that closed on January 1, 2020 and growth in cash balances from the increase in deposits during 2020. The risk weighting adjustments to balance sheet assets as of December 31, 2020 increased from December 31, 2019 as a result of the increases in cash deposited with the FRB risk-weighted at 0%, partially offset by a reduction in reverse repos and goodwill, and the ACL increase due to the current macroeconomic environment.

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

The 2020 off-balance sheet items primarily reflect $3.3 billion of unused lines of credit (largely related to the Commercial and Real Estate Finance divisions), $1.9 billion related to DPAs (Commercial Finance division), $0.6 billion of derivative exposures, and $0.8 billion of other items. See Note 21 — Commitments in Item 8 for further detail on commitments.

See the “COVID-19 Pandemic Response” section for discussion of the impact on RWAs due to the MOB Acquisition, the adoption of CECL, and the adverse impact from the COVID-19 pandemic thereon.

Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	Years Ended December 31,
	2020	2019	2018
Total common stockholders' equity	$5,197.9	$5,814.0	$5,621.6
Less goodwill	-	(369.9)	(369.9)
Intangible assets	(134.9)	(66.0)	(89.2)
Tangible book value(1)	$5,063.0	$5,378.1	$5,162.5
Book value per share	$52.71	$61.37	$55.70
Tangible book value per share(1)	$51.34	$56.77	$51.15
(1)	Tangible book value and tangible book value per share are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of Non-GAAP to GAAP financial information

Book value ("BV") and tangible book value (“TBV”), and respective per share amounts, at December 31, 2020 decreased from December 31, 2019, reflecting the net loss during the year. As discussed elsewhere, we had impaired all goodwill during 2020.

BV and TBV at December 31, 2019 increased from 2018, as earnings and a decrease in unrealized losses (in AOCI) were partially offset by the share repurchases and dividends paid. BV per share and TBV per share increased from December 31, 2018, also reflecting the repurchase of 6.9 million common shares during 2019, in addition to the increase in BV and TBV.

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

CIT ANNUAL REPORT 2020

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

GOVERNANCE AND SUPERVISION

CIT’s Risk Management Group (“RMG”) has established an Enterprise Risk Management Policy that is designed to promote appropriate risk identification and mitigation, as well as measurement, monitoring, management and control limits. The Risk Management Policy and related documents are focused on:

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

The Risk Management Committee ("RMC") of the Board oversees the risk management functions that address the major risks inherent in CIT's business activities and the control processes with respect to such risks. The Chief Risk Officer ("CRO") and the Chief Credit Officer (“CCO”) supervise CIT's risk management functions through the RMG, co-chair the Enterprise Risk Committee ("ERC"), and report regularly to the RMC on the status of CIT's risk management program. The ERC provides a forum for structured, cross-functional review, assessment, mitigation recommendation and management of CIT's enterprise-wide risks. Within the RMG, officers with reporting lines to the CRO and CCO supervise and manage groups and departments with specific risk management responsibilities.

The Credit Risk Management group manages and approves all credit risk throughout CIT. This group is led by the CCO, and includes the heads of credit for each division, the head of Problem Loan Management ("PLM"), head of Quantitative Strategies, and the head of Credit Administration.

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

CIT ANNUAL REPORT 2020

CREDIT RISK

Lending and Leasing Risk

The extension of credit through our lending and leasing activities is core to our businesses. As such, CIT’s credit risk management process is centralized in the RMG, reporting into the CCO. This group approves the Company’s underwriting standards, extensions of credit and material amendments to existing credits, and syndication activity, and is responsible for confirming that the portfolio credit grading, and regulatory ratings are correct. In addition, PLM is a centralized commercial workout function tasked with maximizing recovery of CIT’s most distressed loans. RMG reviews and monitors credit exposures with the goal of identifying, as early as possible, customers and industries that are experiencing declining creditworthiness or financial difficulty. The CCO and Chief Financial Officer (“CFO”) evaluate reserves through our ACL process for performing and non-performing loans, as well as establishing qualitative reserves.

CIT’s portfolio is governed by Risk Tolerance Limits based on individual loan and lease amounts by borrower as well as product, industry and geography. RMG sets or modifies the underwriting standards as conditions warrant, based on borrower risk, collateral, industry risk, portfolio size and concentrations, credit concentrations and risk of substantial credit loss. Using underwriting policies, procedures and practices, combined with credit judgment and quantitative tools, loans and leases are evaluated for credit and collateral risk during the credit decision-making process and after the advancement of funds. Underwriting parameters are set forth based on: (1) our corporate credit policies, (2) industry white papers, which delineate risk by market, industry, geography and product, and (3) credit standards, which detail acceptable structures, credit profiles and risk-adjusted returns. Credit risk is captured and analyzed based on the probability of obligor default (“PD”) and loss given default (“LGD”). PD ratings are determined by evaluating borrower creditworthiness, including analyzing credit history, financial condition, cash flow adequacy, current and budgeted financial performance and management quality. LGD ratings, which estimate loss if an account goes into default, are predicated on transaction structure, collateral valuation and related guarantees.

Derivative transactions are executed with customers to help mitigate their interest rate and currency risks. CIT typically enters into offsetting derivative transactions with third parties in order to neutralize CIT’s interest rate and currency exposure to these customer-related derivative transactions. The counterparty credit exposure related to these transactions is monitored and evaluated as part of the credit risk management process.

Commercial Lending and Leasing

Commercial credit management begins with the initial evaluation of credit risk and underlying collateral at the time of origination and continues over the life of the loan or lease, including normal collection, evaluation of the performance, recovery of past due balances and liquidating underlying collateral.

Commercial loans are graded according to the Company’s internal rating system with respect to PD and LGD (severity) based on various risk factors noted above. The ACL is determined based on the estimated life of loan PD, which reflects the borrower’s financial strength over the remaining life of the loan, the severity of loss in the event of default, considering the quality of the underlying collateral, and other borrower specific considerations. The PD and severity are derived through historical observations of default and subsequent losses within each risk grading.

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

Prior to extending an initial loan or lease, credit personnel review the potential borrowers’ financial condition, results of operations, management, industry, business model, customer base, operations, collateral and other data, such as third-party credit reports, to evaluate the potential customer’s borrowing and repayment ability. Transactions are graded by PD and LGD ratings, as described above, as well as regulatory ratings. Credit facilities are subject to the overall credit approval process and underwriting guidelines and ratings are issued commensurate with the credit evaluation performed on each prospective borrower, as well as portfolio concentrations. Credit personnel continue to review the PD and LGD ratings periodically. Decisions on continued creditworthiness or impairment of borrowers are determined through these periodic reviews.

Small-Ticket Lending and Leasing

For small-ticket lending and leasing transactions mainly in Business Capital, automated credit scoring models for origination (scorecards) and re-grading (auto re-grade algorithms) are also employed. These are supplemented by business rules and expert judgment. The models evaluate, among other things, financial performance metrics, length of time in business, industry category and geography, and are used to assess a potential borrower’s credit standing, repayment ability and the value of collateral. External credit bureau scoring is utilized, when available, and behavioral models, as well as judgment in the credit adjudication, evaluation and collection processes.

The small-ticket leasing portfolio is evaluated using delinquency vintage curves and other tools to analyze trends and credit performance by transaction type, including analysis of specific credit characteristics and selected subsets of the portfolios. Adjustments to credit scorecards, auto re-grading algorithms, business rules and lending programs are made periodically based on these evaluations. Individual underwriters are assigned credit authority based upon experience, performance and understanding of underwriting policies of small-ticket leasing operations. A credit approval hierarchy is enforced to ensure that an underwriter with the appropriate level of authority reviews applications.

CIT ANNUAL REPORT 2020

Consumer Lending

Consumer lending begins with an evaluation of a consumer borrower’s credit profile against published standards. All loan requests are analyzed by underwriters. Credit decisions are made after analyzing quantitative and qualitative factors, including borrower’s ability to repay the loan, collateral values, and considering the transaction from a judgmental perspective.

Consumer products use traditional and measurable standards to document and assess the creditworthiness of a loan applicant. Concentration limits are established by the Board, and credit standards follow industry standard documentation requirements. Performance is largely evaluated based on an acceptable pay history along with a quarterly assessment which incorporates current market conditions. Non-traditional loans are also monitored by way of a quarterly review of the borrower’s refreshed credit score. Loans are placed on nonaccrual status at 90 days past due or more, except for government guaranteed loans. When warranted an additional review of the underlying collateral’s LTV may be conducted.

Counterparty Risk

We enter into interest rate derivatives and foreign exchange forward contracts as part of our overall risk management practices and on behalf of our clients. We establish risk metrics and evaluate and manage the counterparty risk associated with these derivative instruments through the RMG.

A primary risk of derivative instruments is counterparty credit exposure, which is the ability of a counterparty to perform its financial obligations under the derivative contract. We seek to control credit risk of derivative agreements through counterparty credit approvals, pre-established exposure limits and monitoring procedures.

The CCO, or delegate, approves each counterparty and establishes exposure limits based on credit analysis of each counterparty. Derivative agreements for CIT’s risk management purposes are executed with major financial institutions or clearing exchanges rated investment grade by nationally recognized rating agencies. Credit exposure is mitigated via the mark-to-market process and exchange of collateral between the counterparties.

Counterparty credit risk is monitored and managed using exposure limits related to our cash and investment portfolio.

ASSET RISK

Asset risk in our leasing business is evaluated and managed in the divisions and overseen by the RMG. Our business process consists of: (1) setting residual values at transaction inception, (2) systematic residual value reviews, and (3) monitoring levels of residual realizations. Residual realizations, by business and product, are reviewed as part of the quarterly financial and asset quality review. Reviews for impairment are performed at least annually.

The RMG reviews the equipment markets, monitors traffic flows, evaluates supply and demand trends, and evaluates the impact of new technology or regulatory requirements on different types of equipment. Demand for equipment is correlated with Gross Domestic Product growth trends for the markets the equipment serves as well as the more immediate conditions of those markets. Cyclicality in the economy and shifts in trade flows due to specific events represent risks to the earnings that can be realized by these businesses. For instance, in the Rail business, CIT seeks to mitigate these risks by maintaining a relatively young fleet of assets, which can facilitate attractive lease and utilization rates.

MARKET RISK

CIT is exposed to interest rate and currency risk as a result of its business activities. CIT does not pro-actively seek out these risks as a way to make a return, as it does with credit and asset risk, however CIT does strategically manage this inherent risk within the CIT Board-approved risk appetite framework. The Company measures and monitors the risks by analyzing the impact of potential interest rate and foreign exchange rate changes on financial performance within limits set by the Board or RMG on these exposures. We consider factors such as customer prepayment trends, maturity, and repricing characteristics of assets and liabilities. Our asset-liability management system provides analytical capabilities to assess and measure the effects of various market rate scenarios on the Company's financial performance.

Interest rate risk

CIT is exposed to the risk that changes in market conditions or government policy may affect interest rates and negatively impact earnings. The risk arises from the nature of CIT’s business activities, the composition of CIT’s balance sheet, and changes in the level or shape of the yield curve. CIT manages this inherent risk strategically based on prescribed guidelines and approved limits.

Interest rate risk can arise from many of CIT’s business activities, such as lending, leasing, investing, deposit taking, derivatives, and funding activities. This risk is a result of assets and liabilities repricing at different times, or not at all, as interest rates change. We evaluate and monitor interest rate risk primarily through two metrics.

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

CIT ANNUAL REPORT 2020

Our exposure to interest rate risk is guided by the company’s Risk Appetite Framework and a series of risk metrics including measurements of changes in income given a change in rates. The Company utilizes tools across the balance sheet to adjust its interest rate risk exposures, including through business line actions and actions within the investment, funding and derivative activities, as well as deposit product design and pricing.

The composition of our interest rate sensitive assets and liabilities generally results in a net asset-sensitive position, concentrated at the short end of the yield curve, mostly driven by moves in LIBOR, whereby our assets will reprice faster than our liabilities. Interest rate sensitive assets generally consist of interest-bearing cash, investment securities, and commercial and consumer loans. Approximately 60% of our total Commercial and Consumer loans have floating contractual reference rates (or approximately 50% of our loans and leases), the majority of which are indexed to 1-month and 3-month LIBOR. Approximately 65% of our floating rate loans have index floors, of which approximately 50% are set at 0%.

In 2017, the U.K. Financial Conduct Authority, which is the authority responsible for regulating LIBOR, announced that the publication of LIBOR is not guaranteed beyond 2021. On November 30, 2020, the Intercontinental Exchange Benchmark Administration (“IBA”) announced it will consult on its intention to cease the publication of one week and two-month USD LIBOR settings at the end of December 2021 and the remaining USD LIBOR settings at the end of June 2023. The Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency followed with a joint statement encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. LIBOR is a benchmark interest rate for most of our floating rate earning assets, particularly in Commercial Finance, Real Estate Finance and Consumer Banking (primarily mortgages), as well as certain liabilities and off-balance sheet exposures. We continue to monitor industry and regulatory developments and have a well-established transition program in place to manage the implementation of alternative reference rates as the market transitions away from LIBOR. Coordination is being handled by the Alternative Rates Working Group, a cross-functional team directed by a senior executive-level steering committee. Its mission is to work with CIT's businesses to ensure a smooth transition for CIT and its customers to an appropriate LIBOR alternative. Certain financial markets and products have already migrated to alternatives. CIT's Alternative Rates Working Group ensures that CIT is ready to move quickly and efficiently as consensus around LIBOR alternatives emerge.

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

Our funding sources consist primarily of non-maturity deposits and time deposits generated through the core deposit channels, including Online, Branch, HOA and Commercial as well as our network of deposit brokers. We also support our funding needs through wholesale funding sources (unsecured and secured debt), including FHLB advances.

At December 31, 2020, deposits totaled $43.1 billion. The deposit rates we offer are influenced by market conditions and competitive factors. Market rates are the key drivers of deposit costs and we continue to optimize deposit costs by improving our deposit mix, which includes the addition of relatively low cost HOA deposits acquired as part of the MOB Acquisition. Changes in interest rates, expected funding needs, as well as actions by competitors, can affect our deposit taking activities and deposit pricing. We continue to believe our targeted non-maturity deposit customer retention is strong as evidenced by our ability to reduce our average deposit cost of funds by 84 bps during 2020 with limited attrition, and we remain focused on optimizing our mix of deposits. We regularly assess the effect of deposit rate changes on our balances and seek to achieve optimal alignment between assets and liabilities. As CIT evolved its deposit strategies through the interest rate cycles in 2019 and 2020 and in response to the competitive landscape, management periodically revised the deposit modelling assumptions and approaches in accordance with CIT’s governance structure.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The simulations we run require assumptions about rates, time horizons, balance sheet volumes, prepayment speeds, pricing and deposit behaviors, along with other inputs. The results presented below reflect the simulation of the NII Sensitivity over the next twelve months and the EVE Sensitivity over the life of the interest rate sensitive assets, liabilities and off-balance sheet items. These simulations assume an immediate 100 and 200 bps parallel increase for December 2020, 2019 and 2018 and a 25 bps parallel decrease for December 2020, along with an immediate 100 bps parallel decrease for December 2019 and 2018 from the market-based forward curve. The NII Sensitivity is presented based on an assumption that the balance sheet composition and size remain static over the 12-month projection period.

NII Sensitivity and EVE Sensitivity (dollars in millions)

	December 31, 2020			December 31, 2019			December 31, 2018
	+200 bps	+100 bps	-25 bps / 0% Floors	+200 bps	+100 bps	-100 bps	+200 bps	+100 bps	-100 bps
NII Sensitivity	$137	$85	$(15)	$49	$28	$(62)	$109	$55	$(66)
EVE Sensitivity	$6	$62	$(54)	$(442)	$(188)	$(62)	$(363)	$(170)	$86

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

Since June 2020, as a result of the COVID-19 pandemic related rate cuts, we have commenced running and reporting the 25 bps down shock with an assumption of a 0% floor as part of our broader interest rate risk management practices. In addition, we

CIT ANNUAL REPORT 2020

assess scenarios which do not floor market rates at 0%, thereby allowing market rates to turn negative. In such a scenario, we expect the NII Sensitivity to be greater than the 25 bps down shock reported above.

As of December 31, 2020, changes in both the NII and EVE Sensitivity for the up-rate shocks are due to compositional changes in the balance sheet, including the acquisition of Mutual of Omaha Bank as well as the pandemic related increases in both deposits and cash. Additionally, changes in the rate environment also contributed the changes in sensitivity as near zero rates have resulted in longer liability durations and faster mortgage related prepayment speeds.

On a net basis, we generally have more floating rate/re-pricing interest sensitive assets than liabilities in the near term. As a result, the interest rate risk sensitivity of our current portfolio is more impacted by moves in short-term interest rates. Therefore, the NFR associated with the interest rate sensitive assets, liabilities and off-balance sheet items may increase if short-term interest rates rise or decrease. However, changes would also be impacted by factors beyond interest rates, such as changes in balance sheet composition, spread compression or expansion, and deviations from modelled deposit betas. In addition, re-pricing of our non-interest rate sensitive assets (for example, the rail operating leases) will impact NFR.

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

A wide variety of potential interest rate scenarios beyond those presented here are simulated within our asset/liability management system. Interest sensitive assets, liabilities and off-balance sheet instruments are valued using discounted cash flow analysis for EVE Sensitivity. Rates are shocked via a set of scenarios that include both parallel and non-parallel interest rate movements. Scenarios are also run to capture our sensitivity to changes in the shape of the yield curve. Furthermore, we evaluate the sensitivity of these results to a number of key assumptions, such as discount spreads, deposit beta and prepayments of mortgage-related assets.

NII Sensitivity and EVE Sensitivity risk metrics have been established and are monitored for certain of the key scenarios. We manage the exposure to changes in NII Sensitivity and EVE Sensitivity in accordance with our risk appetite and within Board-approved limits.

We use results of our various interest rate risk analyses to formulate and action asset and liability management (“ALM”) strategies, in coordination with the Asset Liability Committee (“ALCO”), to achieve the desired risk profile, while managing our objectives for capital adequacy, liquidity risk exposures and other strategic objectives. Specifically, we may manage our interest rate risk position through certain pricing strategies and product design for loans and deposits, our investment portfolio, issuing term debt with floating or fixed interest rates, and using derivatives such as interest rate swaps, which modify the interest rate characteristics of certain assets or liabilities.

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

Foreign Currency Risk

We seek to hedge transactional exposure of our non-dollar denominated activities, which are minimal and primarily related to foreign currency loans and leases. We utilize derivative instruments (foreign currency exchange forward contracts) to hedge our non-dollar denominated activities. Additionally, we have utilized derivative instruments to hedge the translation exposure of our net investments in foreign operations.

Currently, a portion of our non-dollar denominated loans and leases are funded with debt and equity infusions from the parent. The parent funds the subsidiary by converting U.S. dollars to the local currency debt and equity which, if unhedged, would cause foreign currency transactional and translational exposures. For the most part, we hedge these exposures through derivative instruments. The Front-Line Units propose limits that are approved through Board or management committees. RMG monitors usage to ensure that currency positions are appropriately hedged, as unhedged exposures may cause changes in earnings or capital.

CIT ANNUAL REPORT 2020

LIQUIDITY RISK

Our liquidity risk management and monitoring process is designed to ensure the availability of adequate cash and collateral resources and funding capacity to meet our obligations. Our overall liquidity management strategy is intended to ensure appropriate liquidity to meet expected and contingent funding needs under both normal and stress environments. Consistent with this strategy, we maintain significant amounts of Available Cash and High-Quality, Liquid Securities (“HQL securities”). Additional sources of liquidity include the Revolving Credit Facility, other committed financing facilities, repurchase arrangements, and cash collections generated by portfolio assets originated in the normal course of business. See the Funding and Liquidity section for further discussion.

We utilize a series of measurement tools to assess and monitor the level and adequacy of our liquidity position, liquidity conditions and trends. The primary tool is a base liquidity forecast designed to identify forecasted movements in cash and collateral flows. We use a stress testing framework to better understand the range of potential risks and their impacts to which the Company is exposed. Stress test results inform our business strategy, risk appetite, liquidity assets, and contingency funding plans. Also included among our liquidity measurement tools are risk metrics that assist in identifying potential liquidity risk and stress events.  Further, the Company maintains a contingent funding plan (“CFP”) which details protocols and potential actions to be taken under liquidity stress conditions.

Oversight is provided by the RMC, ERC, ALCO and the Risk Control Committee (“RCC”).

CAPITAL ADEQUACY RISK

Capital adequacy risk is the risk that the Company has insufficient capital to cover its risks, including under stress conditions, and to support its growth and strategic objectives. CIT establishes internal capital risk limits and warning thresholds, which utilize risk-based and leverage-based capital calculations, internal and external early warning indicators, its capital planning process, and stress testing to evaluate the Company's capital adequacy for multiple types of risk in both normal and stressed environments. The capital management framework requires contingency plans be defined in the event capital adequacy risk limits are breached or a preponderance of warning thresholds are triggered.

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

CIT ANNUAL REPORT 2020

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

The Company has adopted the FFIEC’s Cybersecurity Assessment framework for the identification of inherent cybersecurity risk, measurement of cybersecurity maturity based on the risk profile of the Company, management and deployment of cybersecurity controls, and is an active participant in the Financial Services Information Sharing and Analysis Center.

Management oversight of the Information Risk function is provided by the RMG, the ERC and the RCC. The RMG reports periodically to the Board and the RMC on information security issues, including cybersecurity. The Board actively oversees the Company’s continuous efforts to maintain and enhance its operations resilience. The Board, through its various committees, reviews and approves information security policies and programs, including those relating to cybersecurity, security risk assessment, security strategies, disaster recovery, business continuity and incident response plans. The Board, through its various committees, is briefed at least on a quarterly basis on information security matters. The CISO conducts training and awareness programs for the Board so that the Board remains aware and informed on information security incidents and response plans. The Board or the RCC regularly review the Company’s cybersecurity practices, mainly by receiving reports on the cybersecurity management program prepared by the CISO, risk management, and internal audit.

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

CIT ANNUAL REPORT 2020

The Company established an Ethics and Conduct Committee (formerly referred to as the “Ethics Committee”) (the “Committee”) in May 2014. The purpose of the Committee is to support the Audit Committee of the Boards of Directors of CIT Group and CIT Bank (collectively, “Audit Committee”) in the oversight of the Company’s ethical and conduct standards as reflected in the Company’s Code of Business Conduct (the “Code”) and related policies to enable CIT to continue to operate according to the highest ethical standards.

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

Condensed Balance Sheets (dollars in millions)

	December 31,
	2020	2019	2018
ASSETS:
Cash and deposits with banks	$3,829.8	$2,425.2	$1,412.9
Securities purchased under agreements to resell	150.0	950.0	300.0
Investment securities	6,871.1	6,264.9	6,222.6
Assets held for sale	718.2	27.4	122.4
Loans	33,632.5	28,781.1	27,992.5
Allowance for loan losses	(1,024.6)	(455.2)	(458.8)
Operating lease equipment, net	5,232.2	4,686.8	4,326.7
Bank-owned life insurance	1,168.8	1,043.2	814.1
Goodwill	-	323.1	323.1
Other assets	1,806.7	1,222.4	931.0
Assets of discontinued operation	-	-	195.2
Total Assets	$52,384.7	$45,268.9	$42,181.7
LIABILITIES AND EQUITY:
Deposits, including $1,131.3, $683.4 and $770.9 due to affiliates at December 31, 2020, 2019 and 2018, respectively	$44,202.9	$35,822.9	$32,014.7
FHLB advances	1,100.0	1,650.0	3,600.0
Borrowings, including $552.2, $655.1 and $309.2 due to affiliates at December 31, 2020, 2019 and 2018, respectively	872.7	1,201.1	309.2
Other liabilities, including $89.7, $73.1 and $82.5 payable to affiliates at December 31, 2020, 2019 and 2018, respectively	1,266.1	1,328.6	875.0
Liabilities of discontinued operation	-	-	291.8
Total Liabilities	47,441.7	40,002.6	37,090.7
Total Equity	4,943.0	5,266.3	5,091.0
Total Liabilities and Equity	$52,384.7	$45,268.9	$42,181.7

Capital Ratios – see Capital section

Loans and Leases by Segment (dollars in millions)

	December 31,
	2020	2019	2018
Commercial Banking
Commercial Finance	$14,875.1	$12,074.1	$11,593.2
Business Capital	5,118.8	5,318.2	5,056.6
Rail	4,508.0	4,090.2	3,810.5
Real Estate Finance	7,554.1	5,398.4	5,445.4
Total	32,056.0	26,880.9	25,905.7
Consumer Banking
Consumer and Community Banking	5,828.2	4,531.4	3,748.4
Legacy Consumer Mortgages	1,698.7	2,083.0	2,787.5
Total	7,526.9	6,614.4	6,535.9
Total loans and leases	$39,582.9	$33,495.3	$32,441.6

CIT ANNUAL REPORT 2020

Condensed Statements of Operations (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
Interest and fees on loans	$1,608.6	$1,691.5	$1,584.9
Other interest and dividends	129.4	227.2	208.6
Interest income	1,738.0	1,918.7	1,793.5
Interest on deposits	475.8	664.9	460.4
Interest on borrowings	37.5	56.7	77.1
Interest expense on deposits and payables with affiliated companies	15.5	19.0	21.8
Interest expense	528.8	740.6	559.3
Net interest revenue	1,209.2	1,178.1	1,234.2
Provision for credit losses	658.6	112.5	170.2
Net interest revenue, after credit provision	550.6	1,065.6	1,064.0
Rental income on operating leases	496.0	486.5	476.9
Other non-interest income	410.3	274.1	279.2
Total net revenue, net of interest expense and credit provision	1,456.9	1,826.2	1,820.1
Operating expenses	1,189.7	947.3	922.7
Goodwill impairment	438.2	-	-
Depreciation on operating lease equipment	254.5	233.9	228.6
Maintenance and other operating lease expenses	86.7	76.8	54.6
(Gain) loss on debt extinguishment and deposit redemption	(15.3)	-	0.2
(Loss) income before provision for income taxes	(496.9)	568.2	614.0
(Benefit) provision for income taxes	(47.2)	131.8	150.8
(Loss) income from continuing operations	(449.7)	436.4	463.2
Loss on discontinued operation	-	(2.0)	(31.1)
Net (loss) income	$(449.7)	$434.4	$432.1
New business volume - funded	$12,043.8	$13,061.9	$12,139.5

Net Finance Revenue (dollars in millions)

	December 31,
	2020	2019	2018
Interest income	$1,738.0	$1,918.7	$1,793.5
Rental income on operating leases	496.0	486.5	476.9
Finance revenue	2,234.0	2,405.2	2,270.4
Interest expense	528.8	740.6	559.3
Depreciation on operating lease equipment	254.5	233.9	228.6
Maintenance and other operating lease expenses	86.7	76.8	54.6
Net finance revenue	$1,364.0	$1,353.9	$1,427.9
AEA	$52,697.7	$42,191.0	$39,590.0

Net Finance Margin

	December 31,
	2020	2019	2018
Interest income	3.30%	4.55%	4.53%
Rental income on operating leases	0.94%	1.15%	1.20%
Finance revenue	4.24%	5.70%	5.73%
Interest expense	1.00%	1.76%	1.41%
Depreciation on operating lease equipment	0.48%	0.55%	0.57%
Maintenance and other operating lease expenses	0.17%	0.18%	0.14%
Net finance margin	2.59%	3.21%	3.61%

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

CIT ANNUAL REPORT 2020

CECL

Background and Scope

On January 1, 2020 we adopted CECL, which replaced the previous incurred loss impairment model that recognized credit losses when a probable loss threshold was met, with a current expected loss model that recognizes lifetime ECL immediately when a financial asset is originated or purchased. Refer to Note 1 – Business and Summary of Significant Accounting Policies in Item 8 for additional information about this new standard.

CECL applies to financial assets measured at amortized cost, net investments in finance leases, AFS debt securities and off-balance sheet credit exposures not accounted for as insurance. As a result, CECL is applicable to our financial instruments as follows:

✓	Cash
✓	Securities purchased under agreements to resell
✓	AFS debt securities
✓	Loans
✓	Investments in finance leases – lessor
✓	Certain other assets, including accrued interest receivable
✓	Allowance for off-balance sheet credit exposures related to financing commitments, letters of credit and DPAs

With respect to cash, securities purchased under agreements to resell and most of our AFS debt securities, the impact from CECL has been negligible given the nature of the assets and related collateral, which has allowed for the assumption of zero loss. No credit loss is recognized on accrued interest receivable given the Company’s policy to reverse accrued and unpaid interest upon it becoming 90-days past due, except as described in Note 1 – Business and Summary of Significant Accounting Policies in Item 8, related to accrued interest on loans with COVID-19 related deferment arrangements. We establish an ACL on those balances. The largest asset classes subject to forecasts under CECL are held for investment loans and finance leases as well as related unfunded commitments.

CECL is not prescriptive with respect to ACL calculations, and estimating credit losses under this new standard is highly judgmental. Therefore, management continues to leverage a robust governance process to facilitate review, challenge and approval of the ACL.

Another change under CECL is that it replaces the prior accounting standard related to PCI loans with the concept of PCD. An entity records a PCD asset at the purchase price plus the ACL expected at the time of acquisition to establish the initial amortized cost basis. This is referred to as “gross-up” accounting, as under this method there is no credit loss expense affecting net income on acquisition. Changes in estimates of ECL after acquisition are recognized as credit loss expense (or reversal of credit loss expense) in subsequent periods as they arise. Assets classified as PCI on the January 1, 2020 adoption date automatically became PCD assets with the gross-up methodology applied, and as a result there was no equity impact in connection with the transition / adoption. This change impacted our first quarter 2020 results in two ways: 1) in our legacy PCI portfolio where the PCD gross up / reclassification of non-accretable discount included in loan amortized cost resulted in a $120.5 million increase to ACL; and 2) the classification of certain loans from the MOB Acquisition as PCD, which resulted in the establishment of $20 million (net of acquisition date charge-offs of $38.6 million) in ACL through gross up. The January 1, 2020 ACL adjustment related to CIT’s initial adoption of CECL for CIT non-PCD assets (prior to the acquisition of MOB) was recorded as an offset to retained earnings, while the adjustment to the ACL related to non-PCD loans acquired from MOB was established via a charge to the first quarter provision for credit losses. Subsequent to the initial recognition, PCD loans are accounted for under the same methodology as non-PCD loans. See ACL roll forward table in Credit Metrics.

CECL had been expected to result in greater volatility of earnings and capital levels over economic cycles given the requirement for companies to estimate credit losses over the full remaining expected life of their assets and sensitivity to sudden changes in forecasted economic variables and other assumptions in the loss models. This was evident in the first quarter of 2020, as a considerable ACL increase resulted from the onset of the COVID pandemic. In addition, the elimination of the credit-related discount on the PCI portfolio and replacement with a reserve meant that changes in credit performance (both improvement and deterioration) on the LCM portfolio flowed through loan loss provision thereby increasing volatility.

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

CIT ANNUAL REPORT 2020

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

Our commercial loan portfolios use internal PD and LGD grading systems that consider the current financial condition of the borrower, past performance and industry or collateral specifics, among other factors. We use PD and LGD to categorize loans with common risk attributes and these ratings are among the inputs into our loss models utilized to develop CECL allowances. Our residential mortgage portfolios are similarly dependent on borrower credit worthiness and collateral values as measured by FICO scores and Loan-to-Value ratios. These risk attribute measurements are consistent with the metrics used to monitor and measure credit risk as disclosed in Note 3 – Loans in Item 8.

We utilize macroeconomic forecasts issued by a third party as inputs to our ACL loss models. We use a baseline forecast over the contractual term of the asset for all our portfolios in our quantitative ACL calculations, and consider the forecast to be reasonable and supportable for the life of the loan. More than 80 percent of the portfolio consists of commercial loans which have a weighted average remaining life of approximately two years. The following variables are most relevant for the CIT modeling suite:

•	Corporate profits
•	Credit spreads
•	Gross domestic product (“GDP”) growth rate
•	Home price index
•	Inflation
•	Manufacturing capacity utilization
•	Personal consumption
•	Retail sales
•	Unemployment rate

Management assumptions are used in various components of the CECL forecasting process, including in the determination of exposure at default and qualitative adjustments. The forecasted macroeconomic variables are updated within the CECL models on at least a quarterly basis. Exposure at default is determined by remaining term to maturity but is adjusted for prepayment assumptions on funded balances as well as credit conversion factor assumptions for unfunded commitments. Prepayment assumptions and credit conversion factors are based on current and historical experience. CIT’s process takes into consideration various internal and external risk factors, including forecast uncertainty with respect to scenario forecasts and sensitivity to changes in assumptions.

Our CECL framework was developed to align with requirements under U.S. GAAP as well as regulatory guidance. Our CECL approach uses one scenario as a baseline and then upside and downside scenarios are used to assess the sensitivity of losses in the portfolio to different economic forecasts. We have chosen to use alternative scenarios from a notable third party for its upside and downside scenarios. Each quarter we run these alternative scenarios through the CECL models to generate lifetime loss estimates. We also may adjust prepayment assumptions by scenario. The variances between the upside scenario and baseline as well as the downside and baseline are calculated and then a weighting adjustment factor is applied to the variances. Factors that are taken into consideration when determining the weighting adjustment factor include, but are not limited to, the following items.

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

CIT ANNUAL REPORT 2020

2020 ACL

Our ACL was $1.1 billion as of December 31, 2020, down $142 million relative to September 30, 2020 but a significant increase of $581 million compared to an ACL of $483 million at December 31, 2019.

Implementation of CECL and the MOB Acquisition resulted in an increase to the ACL of approximately $280 million from $483 million at December 31, 2019 to $763 million at January 1, 2020. Approximately $141 million of this increase was related to PCD loans and therefore did not impact the Company’s capital. The increase in the ACL consisted of:

•

CECL Implementation (pre-MOB Acquisition): The transition from incurred loss to CECL on January 1, 2020 resulted in an ACL increase of $224 million for loans and approximately $8 million for off-balance sheet credit exposures. Approximately $120 million was related to the transition from PCI to PCD accounting. The CECL implementation resulted in a reduction to retained earnings totaling $82 million.

•

MOB Acquisition: The acquisition of MOB on January 1, 2020 included approximately $6.3 billion of loans and $57 million of net ACL for loans and approximately $8.5 million for the allowance for off-balance sheet credit exposures. The MOB Acquisition resulted in a one-time provision expense of $45 million.

The onset of the COVID-19 pandemic drove the remainder of the increase in reserve in the first quarter of $340 million to $1.1 billion at March 31, 2020 and continued to impact the reserve in the second quarter with an ACL of $1.2 billion at June 30, 2020. The ACL was generally flat between the second quarter and third quarter with an ACL of $1.2 billion as of September 30, 2020. As described above, the ACL declined $142 million in the fourth quarter to $1.1 billion largely due to the transfer of the Aviation Lending portfolio to AHFS. This reclassification resulted in a release of the related reserve ($76 million as of September 30, 2020) as well as a net charge off in the amount of $111 million, reflecting the application of the Company’s charge-off policy in conjunction with the transfer to AHFS. Excluding the impact from this reclassification, the ACL was $66 million lower compared to the prior quarter due to the improvement in the macroeconomic forecast as well as a decline in consumer loan balances.

In the fourth quarter the allowance for the collectively evaluated loans utilized a December baseline scenario as a key input to the quantitative component of the ACL. This forecast showed continued improvement compared to the scenarios used in both the second quarter and third quarter. The following table presents the key assumptions utilized for the quantitative component of the ACL.

Key Assumptions Utilized for the Quantitative Component of the ACL

	4Q 2020	1Q 2021	2Q 2021	3Q 2021	4Q 2021
GDP(1)	4.0%	1.6%	4.5%	4.7%	5.8%
Unemployment(2)	6.7%	6.9%	7.1%	7.0%	6.8%

(1)	GDP represents real GDP growth, annualized percentage change
(2)	Unemployment represents the unemployment rate

In addition to the updated scenario there were qualitative adjustments that continued to affect the allowance for the collectively evaluated loans. Qualitative reserve adjustments are applied for items not directly captured in the quantitative component of the reserve and included items such as macroeconomic uncertainty, risk to specific industries or portfolio segments, potential changes in collateral value and other factors. Our approach to macroeconomic uncertainty is described above and utilizes upside and downside scenarios. The downside scenario used in the fourth quarter projected unemployment rates approximately 2.1% to 3.2% higher than the baseline for the period starting in the second quarter of 2021 and ending in the fourth quarter of 2023.

Our allowance for off-balance sheet credit exposures was $78 million as of December 31, 2020, compared to $75 million as of September 30, 2020 and $37 million as of December 31, 2019. An approach similar to the ACL process is utilized to calculate the allowance for off-balance-sheet credit exposures, most of which is related to the commercial business, and therefore many of the same factors apply to both.

Realizability of Deferred Tax Assets

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

Goodwill

The total goodwill balance was impaired during 2020, which included goodwill associated with the OneWest Bank and MOB Acquisitions, and the excess reorganization value over the fair value of tangible and identified intangible assets, net of liabilities, recorded in conjunction with FSA in 2009. CIT acquired MOB on January 1, 2020, which resulted in the initial recording of $121.6 million of goodwill in the first quarter of 2020. A measurement period adjustment was recorded in the third quarter of 2020 which reduced goodwill by $6.4 million to $115.2 million. The determination of estimated fair values required management

CIT ANNUAL REPORT 2020

to make certain estimates about discount rates, future expected cash flows (that may reflect collateral values), market conditions and other future events that are highly subjective in nature.

Goodwill is assessed for impairment at least annually, or more often if events or circumstances have changed significantly from the annual test date that would indicate a potential reduction in the fair value of the reporting unit (“RU”) below its carrying value. Impairment exists when the carrying amount of goodwill exceeds its implied fair value.

The determination of the impairment charge requires significant judgment and the consideration of past and current performance and overall macroeconomic and regulatory environments. Key assumptions and inputs include forecasted financial results, such as asset volume and returns and deposit growth and rate projections. In addition to financial results, other inputs to the valuation include the discount rate and market assumptions, including stock prices of comparable companies.

Refer to Item 1A. Risk Factors for further details on the risks to the Company associated with the COVID-19 pandemic.

Interim Goodwill Assessment

The overall deterioration in the macroeconomic environment, challenges in the banking industry, including the low rate environment, and, in particular, the sustained decrease in CIT’s and its peer companies’ stock prices triggered the need for an interim goodwill impairment test in the first quarter of 2020. Based on the interim assessment, the Company recorded an impairment of $344.7 million during the first quarter, including the goodwill associated with the Commercial Finance and Real Estate Finance RUs within the Commercial Banking segment of $301.5 million and the Consumer Banking RU of $43.2 million. This goodwill was primarily related to the OneWest Bank acquisition. With respect to the $115.2 million of goodwill associated with reporting units from the MOB Acquisition, there was no trigger event identified. In addition, the $25 million of goodwill associated with the Rail RU was assessed and was determined not to be impaired.

Annual Goodwill Assessment

We performed the annual goodwill impairment test during the fourth quarter of 2020, utilizing data as of September 30, 2020 to perform the test, at which time CIT's share price was $17.71 and TBV per share was $50.29. Based on our annual assessment, a full impairment was taken on the remaining goodwill.

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

The accompanying MD&A contain non-GAAP financial measures. We intend our non-GAAP financial measures to provide transparency about, or an alternate means of assessing, our operating results and financial position for our investors and analysts, on the same basis that our management analyzes such results.

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

CIT ANNUAL REPORT 2020

1.	Total Net Revenue, Net Finance Revenue, and Net Operating Lease Revenue

Total net revenue is a non-GAAP measure that represents the combination of NFR and other non-interest income and is an aggregation of all sources of revenue for the Company. The source of the data is various statement of operations line items, arranged in a different order, and with different subtotals than included in the statement of operations, and therefore is considered non-GAAP. Total net revenue is used by management to monitor business performance and is used by management to calculate a net efficiency ratio, as discussed below in item 2.

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

Total Net Revenue and Net Operating Lease Revenue (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
Interest income	$1,799.0	$2,016.8	$1,890.4
Rental income on operating lease equipment	810.9	857.7	1,009.0
Finance revenue (Non-GAAP)	2,609.9	2,874.5	2,899.4
Interest expense	733.3	952.0	815.1
Depreciation on operating lease equipment	327.4	308.6	311.1
Maintenance and other operating lease expenses	212.5	180.7	230.4
Net finance revenue (NFR) (Non-GAAP)	1,336.7	1,433.2	1,542.8
Other non-interest income	540.5	415.2	373.8
Total net revenues (Non-GAAP)	$1,877.2	$1,848.4	$1,916.6

NFR (Non-GAAP)	$1,336.7	$1,433.2	$1,542.8
Noteworthy items	-	-	(26.5)
NFR, excluding noteworthy items (Non-GAAP)	$1,336.7	$1,433.2	$1,516.3
Net finance margin (NFR as a % of AEA)(NFM)(Non-GAAP)	2.37%	3.10%	3.41%
NFM, adjusted for noteworthy items (Non-GAAP)	2.37%	3.10%	3.35%

Net Operating Lease Revenue
Rental income on operating leases	$810.9	$857.7	$1,009.0
Depreciation on operating lease equipment	327.4	308.6	311.1
Maintenance and other operating lease expenses	212.5	180.7	230.4
Net operating lease revenue (Non-GAAP)	$271.0	$368.4	$467.5
2.	Operating Expenses and Net Efficiency Ratio, Excluding Certain Costs

Operating expenses excluding restructuring costs and intangible asset amortization is a non-GAAP measure used by management to compare period over period expenses. We exclude restructuring costs and intangible amortization from operating expenses as they are charges resulting from our strategic initiatives and not our operating activity. In addition, we exclude other noteworthy items to monitor the underlying level of operating expenses and cost of generating revenue. Non-GAAP operating expenses are reconciled to GAAP in the “Non-Interest Expenses” section table.

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

CIT ANNUAL REPORT 2020

Operating Expenses Excluding Certain Costs (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
Total net revenues (Non-GAAP)	$1,877.2	$1,848.4	$1,916.6
Noteworthy items	-	-	(0.8)
Total net revenues, excluding noteworthy items (Non-GAAP)	$1,877.2	$1,848.4	$1,915.8
Net efficiency ratio (Non-GAAP)	66.0%	58.2%	54.6%
Net efficiency ratio, excluding noteworthy items (Non-GAAP)	61.9%	56.6%	54.6%
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

The average balances for 2020 and 2019 are based on daily balances, as system enhancements effective January 1, 2019 allowed for the new basis. The enhancements did not allow for prior period updates. Although 2018 period averages were derived from month end balances and remain as reported; these had been adjusted for the timing of significant transactions that would impact the average. Therefore, any difference compared to a daily average balance would not be significant. Because the balances are used in aggregate, there are no direct comparative balances on the balance sheet, and, therefore these are considered non-GAAP measures.

Earning Assets (dollars in millions)

	December 31,
	2020	2019	2018
Average earning assets (Non-GAAP)	$56,391.7	$46,267.2	$45,214.4

	At December 31,
Period End Earning Assets	2020	2019	2018
Loans	$36,144.6	$30,998.9	$30,795.4
Operating lease equipment, net	7,836.6	7,319.7	6,970.6
Assets held for sale	721.2	32.1	88.4
Credit balances of factoring clients	(1,719.9)	(1,176.2)	(1,674.4)
Interest-bearing cash	3,837.1	1,695.5	1,596.8
Investment securities and securities purchased under agreement to resell	7,039.0	7,226.8	6,633.8
Indemnification assets	-	-	10.8
Total earning assets (Non-GAAP)	$53,858.6	$46,096.8	$44,421.4

Certain portfolios within the segments were being managed and are being either run-off or sold. These include the LCM portfolio in Consumer Banking and NSP in Corporate. In order to gauge the underlying level of loans and leases, management will exclude these portfolios when comparing to prior periods. By excluding these from the total of loans, operating lease equipment and AHFS balances on the balance sheet, this metric is considered non-GAAP, and is presented only to assist the reader in understanding how management views the underlying change in earning asset levels in aggregate. To gauge the growth in the underlying portfolios relative to 2019, we excluded the acquired assets of MOB. The following table reflects the average balances for the respective periods.

Core Average Loans and Leases (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
Total average loans (incl HFS, net of credit balances)	$36,371.6	$29,775.5	$28,644.8
Total average operating lease equipment (incl HFS)	7,672.9	7,075.6	7,738.7
Total average loans and leases (Non-GAAP)	44,044.5	36,851.1	36,383.5
Average non-core portfolio, LCM	2,002.4	2,462.0	3,388.2
Average non-core portfolio, NACCO	-	-	937.0
Average non-core portfolios, NSP	-	10.2	39.3
Average core loans and leases (Non-GAAP)	42,042.1	34,378.9	32,019.0
Average MOB	5,892.9	-	-
Average core loans and leases, excluding MOB (Non-GAAP)	$36,149.2	$34,378.9	$32,019.0

CIT ANNUAL REPORT 2020

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

TBV, ROTCE and TBV per share are measurements used by management and others of CIT’s financial data in assessing CIT’s use of equity. We believe the use of ratios that utilize tangible equity provides additional useful information because they present measures of those assets that can generate income. In addition, we believe TBV, ROTCE and TBV per share are important measures for comparative purposes with other institutions, but are not defined under U.S. GAAP, and therefore are considered non-GAAP financial measures.

Tangible Book Value (dollars in millions)

	At or for the Years Ended December 31,
	2020	2019	2018
Total common shareholders' equity	$5,197.9	$5,814.0	$5,621.6
Less: Goodwill	-	369.9	369.9
Less: Intangible assets	134.9	66.0	89.2
Tangible book value (Non-GAAP)	$5,063.0	$5,378.1	$5,162.5
Less: Disallowed deferred tax asset	-	-	(64.6)
Tangible common equity for ROTCE (Non-GAAP)	$5,063.0	$5,378.1	$5,097.9
Average tangible common equity (Non-GAAP)	$5,038.4	$5,176.2	$5,740.1

(Loss) income from continuing operations available to common shareholders	$(646.4)	$510.5	$453.2
Goodwill impairment, after tax	440.5	-	-
Intangible asset amortization, after tax	25.0	17.4	17.6
Non-GAAP income (loss) from continuing operations - for ROTCE calculation	$(180.9)	$527.9	$470.8
Return on average tangible common equity (Non-GAAP)	NM	10.20%	8.20%
Non-GAAP income (loss) from continuing operations (from the following non-GAAP noteworthy tables)	$(68.9)	$490.2	$479.6
Intangible asset amortization, after tax	25.0	17.4	17.6
Non-GAAP income (loss) from continuing operations - for ROTCE calculation, excluding noteworthy items	$(43.9)	$507.6	$497.2
Return on average tangible common equity, after noteworthy items (Non-GAAP)	NM	9.81%	8.66%

CIT ANNUAL REPORT 2020

5.	Net (loss) income excluding noteworthy items and income from continuing operations excluding noteworthy items

Net (loss) income excluding noteworthy items are non-GAAP measures, as the measures exclude items from the respective line item in the GAAP statement of operations. The Company believes that adjusting for these items provides the user of CIT’s financial information a measure of the underlying performance of the Company. The non-GAAP noteworthy items are summarized in the following categories: significant due to the size of the transaction; transactions pertaining to items no longer considered core to CIT’s on-going operations (e.g. sales of non-strategic portfolios); and other items, such as restructuring costs or costs incurred specific to mergers and acquisitions.

Net (Loss) Income and (Loss) Income from Continuing Operations, Excluding Noteworthy Items

(dollars in millions, except per share data)

			Pre-tax	Income	After-Tax	Per
	Description	Line Item	Balance	Tax(2)	Balance	Share
Year Ended December 31, 2020
Net loss available to common shareholders					$(646.4)	$(6.57)
Continuing Operations	MOB day 1 provision for credit losses	Provision for credit losses	$44.8	$(8.1)	36.7	0.37
	MOB merger and integration costs	Operating expenses	59.2	(16.6)	42.6	0.43
	Restructuring charges	Operating expenses	37.2	(13.6)	23.6	0.24
	Facilities impairment charges	Operating expenses	17.9	(4.5)	13.4	0.14
	FCB merger costs	Operating expenses	11.4	(2.9)	8.5	0.09
	Performance Stock Units expense reversal	Operating expenses	(12.1)	3.1	(9.0)	(0.09)
	Goodwill impairment	Goodwill impairment	485.1	(44.6)	440.5	4.48
	Deferred tax asset adjustment	(Benefit) provision for income taxes	-	21.2	21.2	0.22
Non-GAAP net loss available to common shareholders, excluding noteworthy items(1)					$(68.9)	$(0.70)

			Pre-Tax	Income	After-Tax	Per
	Description	Line Item	Balance	Tax(2)	Balance	Share
Year Ended December 31, 2019
Net income available to common shareholders					$511.0	$5.27
Continuing Operations	Building impairment charge	Operating expenses	$28.9	$(7.3)	21.6	0.22
	Restructuring charge	Operating expenses	15.1	(3.8)	11.3	0.12
	Change in indefinite reinvestment tax assertion	(Benefit) provision for income taxes	-	(53.2)	(53.2)	(0.55)
Non-GAAP net income available to common shareholders, excluding noteworthy items(1)					$490.7	$5.06

Income from continuing operations available to common shareholders					$510.5	$5.27
	Building impairment charge	Operating expenses	$28.9	$(7.3)	21.6	0.22
	Restructuring charge	Operating expenses	15.1	(3.8)	11.3	0.12
	Change in indefinite reinvestment tax assertion	(Benefit) provision for income taxes	-	(53.2)	(53.2)	(0.55)
Non-GAAP income from continuing operations available to common shareholders, excluding noteworthy items(1)					$490.2	$5.06

CIT ANNUAL REPORT 2020

			Pre-Tax	Income	After-tax	Per
	Description	Line Item	Balance	Tax(2)	Balance	Share
Year Ended December 31, 2018
Net income available to common shareholders					$428.2	$3.61
Continuing Operations	NACCO suspended depreciation	Depreciation on operating lease equipment	$(26.5)	$7.8	(18.7)	(0.16)
	Gain and other revenues from sale of reverse mortgage portfolio	Other non-interest income	(29.3)	7.7	(21.6)	(0.18)
	Impairment of LCM indemnification asset	Other non-interest income	21.2	(5.7)	15.5	0.13
	Release of valuation reserve on AHFS	Other non-interest income	(10.6)	-	(10.6)	(0.09)
	TRS termination charge	Other non-interest income	69.5	(17.0)	52.5	0.44
	NACCO gain on sale	Other non-interest income	(25.1)	5.7	(19.4)	(0.16)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	38.1	(9.4)	28.7	0.24
Discontinued Operations	Loss on Financial Freedom servicing operations		18.7	(4.9)	13.8	0.12
Non-GAAP net income available to common shareholders, excluding noteworthy items(1)					$468.4	$3.94

Income from continuing operations available to common shareholders					$453.2	$3.82
	NACCO suspended depreciation	Depreciation on operating lease equipment	(26.5)	7.8	(18.7)	(0.16)
	Gain and other revenues from sale of reverse mortgage portfolio	Other non-interest income	(29.3)	7.7	(21.6)	(0.18)
	Impairment of LCM indemnification asset	Other non-interest income	21.2	(5.7)	15.5	0.13
	Release of valuation reserve on AHFS	Other non-interest income	(10.6)	-	(10.6)	(0.09)
	TRS termination charge	Other non-interest income	69.5	(17.0)	52.5	0.44
	NACCO gain on sale	Other non-interest income	(25.1)	5.7	(19.4)	(0.16)
	Loss on debt redemption	Loss on debt extinguishment and deposit redemption	38.1	(9.4)	28.7	0.24
Non-GAAP income from continuing operations available to common shareholders, excluding noteworthy items(1)					$479.6	$4.04
(1)	Items may not sum due to rounding.
(2)	Income tax rates vary depending on the specific item and the entity location in which it is recorded.
6.	Effective Tax Rate Reconciliation

The provision for income taxes before noteworthy items and tax discrete items and the respective effective tax rate are non-GAAP measures, which management uses for analytical purposes to understand the Company’s underlying tax rate. Noteworthy items are presented in item 5 above, and discussed in various sections of the MD&A. The tax discrete items are discussed in the Income Tax section.

Effective Tax Rate Reconciliation – Noteworthy Items (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
(Benefit) provision for income taxes - GAAP	$(88.1)	$94.5	$164.9
Income tax on noteworthy items	66.0	64.3	10.9
(Benefit) provision for income taxes, excluding noteworthy items - Non-GAAP	(22.1)	158.8	175.8
Income tax - remaining discrete items	6.5	8.7	2.3
(Benefit) provision for income taxes, excluding noteworthy and tax discrete items - Non-GAAP	$(15.6)	$167.5	$178.1
(Loss) income from continuing operations before provision for income taxes	$(703.4)	$623.9	$637.0
Noteworthy items before tax	643.5	44.0	37.3
Adjusted (loss) income from continuing operations before provision for income taxes and discrete items - Non-GAAP	$(59.9)	$667.9	$674.3
Effective tax rate	12.5%	15.1%	25.9%
Effective tax rate, excluding noteworthy items - Non-GAAP	36.9%	23.8%	26.1%
Effective tax rate, excluding noteworthy and tax discrete items - Non-GAAP	26.1%	25.1%	26.4%
7.	Regulatory

Included within this Form 10-K are risk-weighted assets, risk-based capital and leverage ratios as calculated under the Basel III Rule, the Simplification Final Rule and the Revised CECL Transition Rule as of December 31, 2020, and the Transition Final Rule as of December 31, 2019. Such measures are considered key regulatory capital measures used by banking regulators, investors and analysts to assess CIT’s (as a BHC) regulatory capital position and to compare CIT to other financial institutions. For information on our capital ratios and requirements, see the “Capital” and “COVID-19 Pandemic Response” sections.

CIT ANNUAL REPORT 2020

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

CIT ANNUAL REPORT 2020

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

CIT ANNUAL REPORT 2020

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of CIT Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CIT Group Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for the allowance for credit losses in 2020 due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326).

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

Allowance for Credit Losses (“ACL”), Macroeconomic Forecasts— Refer to Notes 1 and 4 to the financial statements

Critical Audit Matter Description

The Company’s ACL calculation uses Current Expected Credit Losses (“CECL”) models to establish a lifetime loss estimate for loans with similar risk characteristics that are measured on a collective basis (the “quantitative reserve”). These models utilize historical loan loss data, together with historical macroeconomic data, to identify correlations between historical losses and macroeconomic variables (such as unemployment or gross domestic product), to estimate future loan losses. The forecasted macroeconomic variables are updated within the CECL models on at least a quarterly basis (the “forecasted macroeconomic assumptions”). Additionally, the Company applies qualitative adjustments to address risks not directly captured in the quantitative reserve; including to address uncertainty in its macroeconomic forecasts. The Company’s approach to macroeconomic uncertainty utilizes weighting of the differences between the forecasted baseline and upside and downside scenarios.

The macroeconomic forecasts used by the Company in their quantitative CECL models as well as their qualitative adjustments are complex and require significant judgment. Given this, auditing the macroeconomic forecasts associated with the Company’s ACL reserve process involved a high degree of auditor judgment and required specialized knowledge and significant effort,

CIT ANNUAL REPORT 2020

including the need to involve credit specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s macroeconomic forecasts included the following, among others:

•	We obtained an understanding of the following as it relates to key judgments made by management in the determination of expected credit losses:
o	How management identified the need for, and applied, specialized skills or knowledge related to estimating credit losses, including credit modeling and credit risk management
o

Management’s methodology and processes for the estimation of macroeconomic forecasts, including the selection of relevant macroeconomic variables, the selection of forecasted macroeconomic assumptions, and qualitative adjustments.

•

We tested the effectiveness of controls over the Company’s selection of macroeconomic variables relevant to the Company’s loan portfolios as part of its development of quantitative CECL models, the Company’s selection of forecasted macroeconomic assumptions, and its considerations of alternative macroeconomic variable forecast scenarios.

•	We involved credit specialists to assist us in evaluating the Company’s development of key CECL models, including the selection of and calibration to macroeconomic variables.
•

We evaluated the reasonableness of the Company’s macroeconomic assumptions and judgments in estimating future credit losses, including the selection of forecasted macroeconomic assumptions and considerations of alternative forecasted macroeconomic scenarios. This included obtaining independent macroeconomic forecasts and evaluating any contradictory evidence.

•

We assessed the reasonableness of the Company’s qualitative methodology, tested key calculations utilized within the qualitative estimate and agreed underlying data within the calculation to source documents.

Acquisition of Mutual of Omaha Bank, Fair Value Estimates — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Mutual of Omaha Bank (“MOB”) on January 1, 2020. Total assets acquired were approximately $8.6 billion and deposits were approximately $7.0 billion. The acquisition was accounted for as a business combination.

The acquisition date fair value of the acquired loans, deposits and core deposit intangible (“CDI”) was $6.3 billion, $7.0 billion and $96.1 million, respectively. The fair value of acquired loans portfolio was based on a discounted cash flow methodology using contractual cash flows adjusted for key cash flow assumptions such as prepayment rate, default rate, loss severity rate and discount rate. The fair value of assumed deposits was based on a discounted cash flow methodology that used expected cash flows based on certain valuation assumptions such as the outstanding balance, coupon rate, discount rate, and remaining term to maturity. The fair value of the CDI was estimated using the income approach and included assumptions such as customer attrition rates, discount rates, and maintenance costs.

The assessment of the fair value estimates encompassed the evaluation of the fair value methodologies for acquired loans, deposits and CDI, including the methodologies used to estimate their key assumptions. Given the significance of the estimates and the subjective nature of the judgment applied by management, auditing the estimated fair values involved a high degree of auditor judgment and required specialized knowledge and significant effort, including the need to involve valuation specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of the fair value estimates of the acquired loans, deposits and the CDI included the following, among others:

•	We tested the effectiveness of controls over the Company’s acquisition date fair value estimation process.
•	We evaluated the Company’s process to develop the fair value estimates by testing certain sources of data and key assumptions and considered the accuracy and completeness of such data and assumptions.
•	We involved valuation specialists with industry knowledge and experience who assisted in:
o	Reviewing the Company’s methodology to develop the fair value estimates for compliance with U.S. generally accepted accounting principles
o

Assessing reasonableness of the valuation assumptions used in the fair value analysis and whether the valuation assumptions were consistent with what market participants would use in pricing the asset or liability

o

Evaluating whether the fair value model used was appropriate considering the circumstances and valuation premise identified (e.g., the assumptions, methods, and circumstances in aggregate form an appropriate model)

o	Performing independent valuation for a selection of acquired loans.

/s/ Deloitte & Touche LLP

New York, New York

February 19, 2021

CIT ANNUAL REPORT 2020

We have served as the Company's auditor since 2018.

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (dollars in millions — except share data)

	December 31,	December 31,
	2020	2019
Assets
Cash and due from banks, including restricted balances of $41.7 at December 31, 2020 and $875.2 at December 31, 2019 (see Note 10 for amounts pledged)	$174.6	$990.1
Interest bearing cash (see Note 10 for amounts pledged)	3,837.1	1,695.5
Securities purchased under agreement to resell	150.0	950.0
Investment securities, including securities carried at fair value with changes recorded in net income of $0.0 at December 31, 2020 and $47.2 at December 31, 2019 (see Notes 6 and 10 for amounts pledged)	6,889.0	6,276.8
Assets held for sale	721.2	32.1
Loans (see Note 10 for amounts pledged)	36,144.6	30,998.9
Allowance for loan losses	(1,063.8)	(482.6)
Total loans, net of allowance for loan losses	35,080.8	30,516.3
Operating lease equipment, net (see Note 10 for amounts pledged)	7,836.6	7,319.7
Bank-owned life insurance	1,168.8	1,043.2
Goodwill	-	369.9
Other assets, including $431.6 at December 31, 2020 and $190.7 at December 31, 2019, at fair value	2,248.5	1,639.2
Total Assets	$58,106.6	$50,832.8
Liabilities
Deposits	$43,071.6	$35,139.5
Credit balances of factoring clients	1,719.9	1,176.2
Other liabilities, including $79.2 at December 31, 2020 and $100.8 at December 31, 2019, at fair value	1,754.9	1,704.7
Borrowings, including $500.0 at December 31, 2020 and $14.3 at December 31, 2019 contractually due within twelve months	5,837.3	6,473.4
Total Liabilities	52,383.7	44,493.8
Stockholders’ Equity
Preferred Stock: $0.01 par value, 100,000,000 shares authorized, 8,325,000 shares issued and outstanding at December 31, 2020 and December 31, 2019	525.0	525.0
Common Stock: $0.01 par value, 600,000,000 shares authorized
Issued: 163,309,861 at December 31, 2020 and 162,188,287 at December 31, 2019	1.6	1.6
Outstanding: 98,609,395 at December 31, 2020 and 94,742,564 at December 31, 2019
Paid-in capital	6,892.0	6,853.7
Retained earnings	1,428.3	2,307.6
Accumulated other comprehensive income (loss)	35.7	(52.1)
Treasury stock: 64,700,466 shares at December 31, 2020 and 67,445,723 shares at December 31, 2019 at cost	(3,159.7)	(3,296.8)
Total Common Stockholders’ Equity	5,197.9	5,814.0
Total Equity	5,722.9	6,339.0
Total Liabilities and Equity	$58,106.6	$50,832.8

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2020

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (dollars in millions — except per share data)

	Years Ended December 31,
	2020	2019	2018
Interest income
Interest and fees on loans	$1,667.8	$1,783.3	$1,671.8
Other interest and dividends	131.2	233.5	218.6
Interest income	1,799.0	2,016.8	1,890.4
Interest expense
Interest on deposits	475.8	664.9	460.4
Interest on borrowings	257.5	287.1	354.7
Interest expense	733.3	952.0	815.1
Net interest revenue	1,065.7	1,064.8	1,075.3
Provision for credit losses	800.3	110.8	171.0
Net interest revenue, after credit provision	265.4	954.0	904.3
Non-interest income
Rental income on operating leases	810.9	857.7	1,009.0
Other non-interest income	540.5	415.2	373.8
Total non-interest income	1,351.4	1,272.9	1,382.8
Total revenue, net of interest expense and credit provision	1,616.8	2,226.9	2,287.1
Non-interest expenses
Depreciation on operating lease equipment	327.4	308.6	311.1
Maintenance and other operating lease expenses	212.5	180.7	230.4
Operating expenses	1,309.9	1,113.2	1,070.0
Goodwill impairment	485.1	-	-
(Gain) loss on debt extinguishment and deposit redemption	(14.7)	0.5	38.6
Total non-interest expenses	2,320.2	1,603.0	1,650.1
(Loss) income from continuing operations before (benefit) provision for income taxes	(703.4)	623.9	637.0
(Benefit) provision for income taxes	(88.1)	94.5	164.9
(Loss) income from continuing operations	(615.3)	529.4	472.1
Discontinued operations
Income (loss) from discontinued operations, net of taxes	-	0.5	(8.7)
Gain (loss) on sale of discontinued operations, net of taxes	-	-	(16.3)
Total income (loss) from discontinued operations, net of taxes	-	0.5	(25.0)
Net (loss) income	$(615.3)	$529.9	$447.1
Preferred stock dividends	31.1	18.9	18.9
Net (loss) income available to common shareholders	$(646.4)	$511.0	$428.2
(Loss) income from continuing operations available to common shareholders	$(646.4)	$510.5	$453.2
Basic (loss) income per common share
(Loss) income from continuing operations	$(6.57)	$5.29	$3.85
Income (loss) from discontinued operations	-	0.01	(0.21)
Basic (loss) income per share	$(6.57)	$5.30	$3.64
Diluted (loss) income per common share
(Loss) income from continuing operations	$(6.57)	$5.27	$3.82
Income (loss) from discontinued operations	-	-	(0.21)
Diluted (loss) income per share	$(6.57)	$5.27	$3.61
Average number of common shares (thousands)
Basic	98,405	96,503	117,653
Diluted	98,405	96,921	118,777

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2020

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
Net (loss) income	$(615.3)	$529.9	$447.1
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	-	11.8	(16.2)
Net unrealized gains (losses) on available for sale securities	81.3	96.8	(59.1)
Changes in benefit plans net gains and prior service (cost)/credit	6.5	17.6	(16.0)
Other comprehensive income (loss), net of tax	87.8	126.2	(91.3)
Comprehensive (loss) income	$(527.5)	$656.1	$355.8

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2020

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Total Equity
December 31, 2017	$325.0	$2.1	$8,798.1	$1,906.5	$(86.5)	$(3,625.2)	$7,320.0
Adoption of ASU 2016-01, 2016-16, and 2018-02	—	—	—	0.7	(0.5)	—	0.2
Net income	—	—		447.1	—	—	447.1
Other comprehensive loss, net of tax	—	—	—	—	(91.3)	—	(91.3)
Dividends paid ($0.82 per common share and $58.00 per preferred share)	—	—	—	(115.9)	—	—	(115.9)
Share repurchases	—	—	—	—	—	(1,626.7)	(1,626.7)
Retirement of treasury stock	—	(0.5)	(2,029.1)	(314.0)	—	2,343.6	—
Amortization of restricted stock, stock option and performance shares expenses	—	—	38.9	—	—	(28.6)	10.3
Employee stock purchase plan	—	—	2.9	—	—	—	2.9
December 31, 2018	$325.0	$1.6	$6,810.8	$1,924.4	$(178.3)	$(2,936.9)	$5,946.6
Net income	—	—	—	529.9	—	—	529.9
Other comprehensive income, net of tax	—	—	—	—	126.2	—	126.2
Dividends paid ($1.30 per common share and $58.00 per preferred share)	—	—	—	(146.7)	—	—	(146.7)
Issuance of preferred stock	200.0	—	(4.9)	—	—	—	195.1
Share repurchases	—	—	—	—	—	(340.9)	(340.9)
Amortization of restricted stock, stock option and performance shares expenses	—	—	44.8	—	—	(19.0)	25.8
Employee stock purchase plan	—	—	3.0	—	—	—	3.0
December 31, 2019	$525.0	$1.6	$6,853.7	$2,307.6	$(52.1)	$(3,296.8)	$6,339.0
Adoption of ASU 2016-13	—	—	—	(82.4)	—	—	(82.4)
Net loss	—	—	—	(615.3)	—	—	(615.3)
Other comprehensive income, net of tax	—	—	—	—	87.8	—	87.8
Dividends paid ($1.40 per common share and $58.00 per preferred A share and $1.53 per preferred B share)	—	—	—	(171.5)	—	—	(171.5)
Issuance of common stock - acquisition	—	—	—	(10.1)	—	151.3	141.2
Amortization of restricted stock, stock option and performance shares expenses	—	—	34.1	—	—	(14.2)	19.9
Employee stock purchase plan	—	—	4.2	—	—	—	4.2
December 31, 2020	$525.0	$1.6	$6,892.0	$1,428.3	$35.7	$(3,159.7)	$5,722.9
The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2020

CIT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operations
Net (loss) income	$(615.3)	$ 529.9	$ 447.1
Adjustments to reconcile net (loss) income to net cash flows from operations:
Provision for credit losses	800.3	110.8	171.0
Depreciation on operating lease equipment	327.4	308.6	311.1
Amortization of stock compensation expenses	34.1	44.8	38.9
Net gain on asset sales and impairments on assets held for sale	(209.7)	(71.6)	(128.6)
(Gain) loss on debt extinguishment and deposit redemption	(14.7)	0.5	38.6
(Benefit) provision for deferred income taxes	(95.8)	115.1	118.3
(Increase) decrease in loans held for sale	(15.3)	33.9	(57.4)
Goodwill impairment	485.1	—	—
(Increase) decrease in other assets	(266.6)	(303.8)	0.1
(Decrease) increase in other liabilities	(32.1)	80.8	(143.7)
Other operating activities	83.0	78.2	187.1
Net cash flows provided by operations	480.4	927.2	982.5
Cash Flows from Investing Activities
Changes in loans, net	478.2	(1,598.3)	(1,883.7)
Purchases of investment securities and securities purchased under agreement to resell	(5,751.3)	(12,953.8)	(3,020.9)
Proceeds from sales and maturities of investment securities and securities purchased under agreement to resell	7,645.2	12,543.20	2,882.30
Proceeds from asset and receivable sales	688.3	1,009.50	1,548.60
Proceeds from sale of Nacco	—	—	1,064.60
Purchases of assets to be leased and other equipment	(1,018.6)	(807.9)	(655.6)
Proceeds from sale of OREO, net of repurchases	13.7	37.2	64.5
Purchase of bank owned life insurance	(100.0)	(200.0)	—
Acquisition, net of cash received	(720.1)	—	—
Other investing activities	(46.3)	22.9	44.0
Net cash flows provided by (used in) investing activities	1,189.1	(1,947.2)	43.8
Cash Flows from Financing Activities
Proceeds from the issuance of term debt and FHLB advances	2,207.5	2,694.30	4,608.9
Repayments of term debt, FHLB advances, and net settlements	(3,129.1)	(4,365.1)	(5,395.9)
Net increase in deposits	947.2	3,898.1	1,679.6
Repurchase of common stock	—	(340.9)	(1,626.7)
Net proceeds from issuance of preferred stock	—	195.1	—
Dividends paid	(171.5)	(146.7)	(115.9)
Other financing activities	(199.8)	(26.7)	(92.1)
Net cash flows (used in) provided by financing activities	(345.7)	1,908.1	(942.1)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.3	1.9	(15.0)
Increase (decrease) in cash, cash equivalents and restricted cash	1,326.1	890.0	69.2
Cash, cash equivalents and restricted cash beginning of period	2,685.6	1,795.6	1,726.4
Cash, cash equivalents and restricted cash end of period	$4,011.7	$2,685.6	$1,795.6
Supplementary Cash Flow Disclosures
Interest paid	$(725.5)	$(946.0)	$(809.8)
Federal, foreign, state and local income taxes refunded (paid), net	66.4	41.3	(25.2)
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	1,068.2	480.5	397.9
Transfer of assets from held for sale to held for investment	26.5	25.5	64.8
Transfers of assets to OREO	0.3	21.4	39.4
Commitments extended during the period on affordable housing investment credits	106.1	80.5	64.1
Issuance of common stock - acquisition	141.2	—	—

Reconciliation of cash, cash equivalents and restricted cash on the Balance Sheet to that presented in the above Statements of Cash Flow.

	Year Ended December 31,
	2020	2019	2018
Cash and due from banks, including restricted balances of $41.7, $875.2, and $25.5 at December 31, 2020, 2019, and 2018, respectively	$174.6	$990.1	$198.8
Interest-bearing cash, including restricted balances of $2.6, $2.2 and $2.5 at December 31, 2020, 2019 and 2018, respectively	3,837.1	1,695.5	1,596.8
Total cash, cash equivalents, and restricted cash shown in the Statement of Cash Flows	$4,011.7	$2,685.6	$1,795.6

The accompanying notes are an integral part of these consolidated financial statements.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CIT Group Inc. is bank holding company ("BHC") and a financial holding company ("FHC"). CIT Group Inc., together with its subsidiaries (collectively "we", "our", "CIT" or the "Company"), is regulated by the Board of Governors of the Federal Reserve System ("FRB") and the Federal Reserve Bank of New York ("FRBNY") under the U.S. Bank Holding Company Act of 1956, as amended. CIT was formed in 1908 and provides financing, leasing and advisory services principally to middle-market companies in a wide variety of industries, primarily in North America.

We also provide banking and related services to commercial and individual customers through our banking subsidiary, CIT Bank, N.A. ("CIT Bank" or the “Bank”), which includes a regional branch network of 80 branches and its online bank.

CIT Bank is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury ("OCC"). In addition, CIT Bank, as an insured depository institution, is supervised by the Federal Deposit Insurance Corporation (“FDIC”).

BASIS OF PRESENTATION

Basis of Financial Information

The accounting and financial reporting policies of CIT conform to generally accepted accounting principles ("GAAP") in the United States, and the preparation of the consolidated financial statements is in conformity with GAAP, which requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. Some of the more significant estimates include: allowance for credit losses (“ACL”), realizability of deferred tax assets, and goodwill. Additionally, where applicable, the policies conform to accounting and reporting guidelines prescribed by bank regulatory authorities.

Principles of Consolidation

The accompanying consolidated financial statements include financial information related to CIT and its majority-owned subsidiaries and those variable interest entities (“VIEs”) where the Company is the primary beneficiary ("PB"), if any.

In preparing the consolidated financial statements, all significant inter-company accounts and transactions have been eliminated. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements.

Announcement of Definitive Merger Agreement

On October 16, 2020, First Citizens BancShares, Inc. ("First Citizens"), the parent company of First-Citizens Bank & Trust Company, and CIT, the parent company of CIT Bank, N.A., jointly announced that they have entered into a definitive agreement under which the companies will combine in an all-stock merger.

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

Discontinued Operations

There were no discontinued operations as of December 31, 2020 and 2019.

Income (loss) from discontinued operations reflects the activities of the Business Air and Financial Freedom businesses for the years ended December 31, 2019 and 2018.

See further discussion in Note 2 – Acquisition and Discontinued Operations.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and Interagency Statement

On March 27, 2020, the CARES Act was signed into law. Section 4013 of the CARES Act gives financial institutions temporary relief from the accounting and disclosure requirements related to troubled debt restructurings (“TDRs”) under ASC 310-40 and past due and non-accrual reporting in certain situations. Under the CARES Act, banks may elect to deem that loan modifications do not result in TDRs if they are: (1) related to the novel coronavirus disease (“COVID-19”) pandemic; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the national emergency declared by the President under the National Emergencies Act with respect to COVID-19 (the “National Emergency”) or (B) December 31, 2020. With respect to past due and non-accrual loans, the CARES Act provides that financial institutions are not expected to designate loans with payment accommodations granted due to COVID-19 as past due or non-accrual if they were current on the date used to determine borrower’s delinquency status for the purpose of providing the deferment. On December 27, 2020 the Consolidated Appropriations Act, 2021 was signed into law. It provides additional COVID-19 focused relief and extends certain provisions of the CARES Act. The termination of the temporary relief from TDR accounting under the CARES Act was extended to the earlier of (1) 60 days after the national emergency termination date or (2) January 1, 2022.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Additionally, on April 7, 2020, a group of federal and state government banking agencies issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) (the “Interagency Statement”) that offers some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. The Interagency Statement indicates that a lender can conclude that a borrower is not experiencing financial difficulty if either (1) short-term (e.g., six months or less) modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented, or (2) the modification or deferral program is related to COVID-19 and mandated by the federal government or a state government (e.g., a state program that requires all institutions within that state to suspend mortgage payments for a specified period). The Interagency Statement interprets, but does not suspend, ASC 310-40, as any loan modification that meets either of these practical expedients would not automatically be considered a TDR because the borrower is presumed not to be experiencing financial difficulty at the time of the loan modification. As provided for under the CARES Act, a financial institution may account for an eligible loan modification either under Section 4013 or in accordance with ASC Subtopic 310-40. The Interagency Statement provides that with respect to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral, and that “each financial institution should refer to the applicable regulatory reporting instructions, as well as its internal accounting policies, to determine if loans to stressed borrowers should be reported as non-accrual assets in regulatory reports.” However, during the short-term arrangements discussed in the Interagency Statement, these current loans generally should not be reported as non-accrual. The Interagency Statement did not provide a specific end date regarding COVID-19 related TDRs as long as the loan meets the criteria for eligibility.

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

After the initial payment deferral period granted due to COVID-19, on a case by case basis where requested, borrowers may be offered an additional deferral of up to 90 days pursuant to the CARES Act or Interagency Statement guidance outlined above. After the deferral period, CIT will apply its credit policies, and amounts deferred must be repaid based on modified terms, including adding the unpaid amounts to the end of the contract term, spread throughout the remaining term, or other arrangements made on a case by case basis.

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

If it is determined that a loan should be transferred from HFI to AHFS, then the loan is transferred at the lower of its amortized cost basis or fair value on the date of transfer, which excludes the allowance for credit losses. Prior to the transfer, CIT applies

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

its write-off policy to the recorded investment. If the recorded investment exceeds the loan’s fair value at the date of transfer, a valuation allowance (“VA”) is established equal to the difference between the recorded investment and fair value. Once classified as AHFS, the amount by which the amortized cost exceeds fair value is recorded as a change in the VA and is reflected as a reduction to other non-interest income. If it is determined that a loan should be transferred from AHFS to HFI, the loan is transferred at the lower of cost or fair value on the transfer date, which coincides with the date of change in management’s intent. The difference between the carrying value of the loan and the fair value, if lower, is reflected as a loan discount at the transfer date, which reduces its carrying value. Subsequent to the transfer to HFI, the discount is accreted into earnings as an increase to interest income over the life of the loan using the effective interest method and subject to CIT’s allowance for credit loss review.

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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Additionally, the Company applies qualitative adjustments that continued to affect the allowance for the collectively evaluated loans. Qualitative reserve adjustments are applied for items not directly captured in the quantitative component of the reserve and included items such as macroeconomic uncertainty, risk to specific industries or portfolio segments, potential changes in collateral value and other factors. The Company’s approach to macroeconomic uncertainty utilizes weighting of the differences between the forecasted baseline and upside and downside scenarios.

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

Consumer Loans

With respect to consumer loans, the Company monitors loan performance metrics, including delinquency and non-accrual status, and credit quality risk indicators such as the loan-to-value ratio (“LTV”) of the underlying collateral and the credit score developed by the Fair Isaac Corporation (the “FICO score”) of borrowers excluding government insured loans (which are discussed in the Zero Loss Assumption section below). LTV refers to the ratio comparing the loan's unpaid principal balance to the property's current collateral value as an indicator of the potential loss severity in the event of default. The borrower’s current FICO score, which is obtained quarterly is a secondary credit quality indicator to evaluate borrower’s credit payment history. For consumer loans that are evaluated collectively, ACL and cash flow projections are developed with models that utilize historical loan performance data together with historical macroeconomic data to identify correlations and select macro variables that would be appropriate in estimating future loan losses. The macroeconomic variables considered include measurements of the regional economy, home price changes and unemployment rates, which may have an impact on credit quality. Refer to Note 3 – Loans for additional information regarding credit quality. For individually reviewed financial assets, see detail provided in the Individually Reviewed Loans section below.

Purchased Credit Deteriorated (“PCD”) Financial Assets

PCD assets are acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by an acquirer’s assessment. A single asset can be deemed a PCD asset, or a group of assets acquired together that have similar risk characteristics can be classified as PCD assets. PCD assets are recorded at their purchase price plus the ACL expected at the time of acquisition, or “gross up” of the amortized cost basis. Day 1 ACL is established for these loans without a statement of operations effect. Any changes in the current estimate of the ACL after acquisition from the estimated ACL previously recorded are reported in net income as provision for credit losses expense or reversal of provision for credit losses in subsequent periods as they arise. A purchased financial asset that does not qualify as a PCD asset is accounted for similarly to originated assets, whereby an ACL is recognized with a corresponding increase to the provision for credit losses.

Determining which assets meet the PCD definition requires management’s judgment as there is no definition provided for “more-than-insignificant deterioration in credit quality”. Credit deterioration attributes such as credit risk ratings, FICO score, delinquency status and other standard indicators (e.g., TDR, non-accrual status, charge-offs and bankruptcy) are used to

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MOB Acquisition

In connection with the MOB Acquisition, the Company incorporated MOB’s financial assets into CIT’s CECL framework. CIT was required to record an allowance for non-PCD assets with a corresponding increase to the provision for credit losses. For acquired PCD loans, an allowance was required with a corresponding increase to the amortized cost basis as of the acquisition date. For PCD loans where all or a portion of the loan balance has been previously written-off, or would be subject to write-off under CIT’s charge-off policy, the CECL allowance included as part of the grossed-up loan balance at acquisition was immediately written-off, resulting in a zero period-end allowance balance and no impact on the ACL rollforward.

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

With respect to loans transferred from AHFS to HFI, any valuation allowance previously recorded on the AHFS is reversed through earnings prior to the transfer. CIT then reclassifies the loan into HFI at its amortized cost basis (which is reduced by any previous charge-offs but excludes any valuation allowance). After transferring back into HFI, the loan is evaluated in accordance with CIT’s normal credit review policies with any necessary ACL recognized with a corresponding increase to the provision for credit losses.

An approach similar to the ACL process is utilized to calculate the allowance for off-balance sheet credit exposures related to unfunded loan commitments, letters of credit and deferred purchase agreements (“DPAs”). The allowance for off-balance-sheet credit exposures is maintained to absorb estimated credit losses related to these facilities and includes an assumption of the likelihood that funding will occur prior to an obligor defaulting. The allowance for off-balance-sheet credit exposures is recorded as a liability within other liabilities on the Consolidated Balance Sheets. Net adjustments to the allowance for off-balance-sheet credit exposures are included in the provision for credit losses.

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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Purchased Credit-Impaired Loans Prior to the Adoption of the CECL Guidance

Purchased credit-impaired loans (“PCI loans”) were determined as of the date of purchase to have evidence of credit quality deterioration since origination, which made it probable that the Company would be unable to collect all contractually required payments (principal and interest). Evidence of credit quality deterioration as of the purchase date included past due status, recent borrower credit scores, credit rating (probability of obligor default) and recent loan-to-value ratios.

Commercial PCI loans were accounted for as individual loans. Conversely, consumer PCI loans with similar common risk characteristics were pooled together for accounting purposes at the cohort level. Common risk characteristics consisted of similar credit risk (e.g., delinquency status, loan-to-value, or credit risk rating) and at least one other predominant risk characteristic (e.g., loan type, collateral type, interest rate index, date of origination or term). For pooled loans, each pool was accounted for as a single asset (i.e., one unit of account) with a single composite interest rate and an aggregate expectation of cash flows for the pool.

At acquisition, PCI loans were initially recorded at estimated fair value, which was determined by discounting each commercial loan’s or consumer pool’s principal and interest cash flows expected to be collected using a discount rate for similar instruments with adjustments that management believed a market participant would consider. The Company estimated the cash flows expected to be collected at acquisition using internal credit risk and prepayment risk models that incorporated management’s best estimate of current key assumptions, such as default rates, loss severity and prepayment speeds of the loan.

For PCI loans, the discount recorded included accretable and non-accretable components. The accretable yield was measured as the excess of the cash flows expected to be collected, estimated at the acquisition date, over the recorded investment (estimated fair value at acquisition) and was recognized in interest income over the remaining life of the loan, or pool of loans, on an effective yield basis. The difference between the cash flows contractually required to be paid, measured as of the acquisition date, over the cash flows expected to be collected was referred to as the non-accretable difference.

Subsequent to acquisition, the estimates of the cash flows expected to be collected were evaluated on a quarterly basis for both Commercial PCI Loans (evaluated individually) and consumer PCI loans (evaluated on a pool basis). During each subsequent reporting period, the cash flows expected to be collected was reviewed but would be revised only if it was deemed probable that a significant change had occurred. Probable and significant decreases in expected cash flows as a result of further credit deterioration resulted in a charge to the provision for credit losses and a corresponding increase to the allowance for loan losses. Probable increases in cash flows expected to be collected due to improved credit quality resulted in recovery of any previously recorded allowance for loan losses, to the extent applicable, and an increase in the accretable yield applied prospectively for any remaining increase. The accretable yield was affected by revisions to previous expectations that resulted in an increase in expected cash flows, changes in interest rate indices for variable rate PCI loans, changes in prepayment assumptions and changes in expected principal and interest payments and collateral values. The Company assumed a flat forward interest curve when analyzing future cash flows for the mortgage loans. Changes in expected cash flows caused by changes in market interest rates were recognized as adjustments to the accretable yield on a prospective basis.

Resolutions of loans may have included sales to third parties, receipt of payments in settlement with the borrower, or foreclosure of the collateral.  Upon resolution, the Company’s policy was to remove an individual consumer PCI loan from the pool at its carrying amount. Any difference between the loans carrying amount and the fair value of the collateral or other assets received did not affect the percentage yield calculation used to recognize accretable yield on the pool. This removal method assumed that the amount received from these resolutions approximated the pool performance expectations of cash flows. The accretable yield percentage was unaffected by the resolution. Modifications or refinancing of loans accounted for within a pool did not result in the removal of those loans from the pool; instead, the revised terms were reflected in the expected cash flows within the pool of loans.

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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans of $500 thousand or greater that are placed on non-accrual status are subject to periodic individual review by the Company’s problem loan management (“PLM”) function. The Company excludes certain loan portfolios from its individually reviewed loan disclosures as charge-offs are typically determined and recorded for such loans beginning at 90-150 days of contractual delinquency, depending on loan type. These excluded loan portfolios include small-ticket loans, primarily in Business Capital, as well as short-term factoring receivables in Commercial Finance.

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

For acquired PCD loans where all or a portion of the loan balance had been charged off prior to acquisition, and for which active collection efforts are still underway, the CECL allowance included as part of the grossed-up loan balance at acquisition is immediately charged off if required by CIT’s existing charge-off policy. Additionally, CIT is required to consider its existing policies in determining whether to charge-off any financial assets, regardless of whether a charge-off was recorded by the predecessor company. The initial ACL recognized on PCD assets includes the gross-up of the loan balance reduced by immediate charge-offs for loans previously charged off by the predecessor company or which meet CIT’s charge-off policy on the date of acquisition. Charge-offs against the allowance related to such acquired PCD loans do not result in a statement of operations impact. See Note 4 – Allowance for Credit Losses for additional details.

Regulatory Capital

In March 2020, the OCC, FRB and Federal Deposit Insurance Corporation (“FDIC”) collectively issued an interim final rule on the Revised Transition of the Current Expected Credit Losses Methodology for Allowances (“Revised CECL Transition Rule”) for regulatory capital. See Note 15 – Regulatory Capital for more details.

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

Lessee Topic 842 Accounting

The leasing standard requires recognition of leases on the consolidated balance sheets as right-of-use (“ROU”) assets and lease liabilities. ROU assets represent our right to use underlying assets for the lease terms and lease liabilities represent our obligation to make lease payments arising from the leases. ROU assets and lease liabilities are recognized based on the estimated present value of future lease payments over the lease term. As our leases do not provide an implicit rate and the rate is not readily determinable, we use our estimated incremental borrowing rate in determining the present value of lease payments.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company elected the lessee practical expedient not to separate lease and non-lease components. The Company also elected the short-term lease recognition exemption and does not recognize ROU assets or lease liabilities for leases with a term less than 12 months.

Operating lease cost is recognized as a single lease cost on a straight-line basis over the lease term and is recorded in Operating expenses. Variable lease payments for common area maintenance, property taxes and other operating expenses are recognized as expense in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

As a result of the adoption of Topic ASC 842 guidance as of January 1, 2019, CIT recognized lease liabilities, with corresponding ROU assets, based on the present value of unpaid lease payments for existing leases. The ROU assets were adjusted per Topic 842 transition guidance for existing lease-related balances of accrued and prepaid rent, unamortized lease incentives provided by lessors, and restructuring liabilities. As a result, CIT recognized ROU assets of approximately $210 million in Other Assets and corresponding lease liabilities of approximately $260 million in Other liabilities as of January 1, 2019. The January 1, 2019 incremental borrowing rates determined on a collateralized basis for the remaining lease terms were utilized when determining the present value of lease payments at the date of initial adoption.

Lessee Accounting for Periods Prior to Adoption of Topic 842 (Prior to January 1, 2019 adoption of Topic 842)

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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Variable lease payments that are not included in the lease net investment are recognized as income in the Consolidated Statements of Operations in the period when the changes in facts and circumstances on which the variable lease payments are based occur.

Lessor Accounting for Periods Prior to Adoption of Topic 842 (Prior to January 1, 2019 adoption of Topic 842)

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

"Interest Income" and "Rental Income on Operating Leases", CIT's two largest revenue items, are out of scope of the guidance, as are many other revenues relating to other financial assets and liabilities, including loans, leases, securities, and derivatives. As a result, the implementation of the new guidance was limited to certain revenue streams within Non-Interest Income, including some insignificant bank related fees and gains or losses related to the sale and disposition of leased equipment and other real estate owned (“OREO”) and requires the Company to apply certain recognition and measurement principles of ASC 606.

CIT evaluated its in-scope revenue streams and concluded that ASU 2014-09 did not materially impact the current practice of revenue recognition as ASC 606 was consistent with the accounting policy being applied by the Company for those revenues. Therefore, no change in the timing or amount of income recognized was identified. CIT also determined that costs incurred to obtain or fulfill contracts and financing components relating to in-scope revenue streams were not significant to the Company.

Non-interest revenue, including amounts related to the sale and disposition of leased equipment and OREO, is recognized at an amount reflecting the consideration received, or expected to be received, when control of goods or services is transferred, which generally occurs when services are provided or control of leased equipment or OREO is sold.

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

Rental revenue on operating leases is recognized on a straight-line basis over the lease term and is included in Non-interest Income. Intangible assets were established related to acquisitions completed by the Company and to fresh start accounting (“FSA”) adjustments that were applied as of December 31, 2009 (the Convenience Date) to adjust the carrying value of above or

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

below market operating lease contracts to their fair value. The FSA related adjustments (net) are amortized into rental income on a straight-line basis over the remaining term of the respective lease.

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

Prior to the adoption of ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on January 1, 2020, PCI loans in pools that the Company may modify as TDRs are not within the scope of the accounting guidance for TDRs.

Impairment of Long-Lived Assets

A review for impairment of long-lived assets, such as operating lease equipment, is performed at least annually or when events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable. Impairment of long-lived assets is determined by comparing the carrying amount to future undiscounted net cash flows expected to be generated. If a long-lived asset is impaired, the impairment is the amount by which the carrying amount exceeds the fair value of the long-lived asset. Fair value is based upon discounted cash flow analysis and available market data. Current lease rentals, as well as relevant and available market information (including third party sales for similar equipment and published appraisal data), are considered both in determining undiscounted future cash flows when testing for the existence of impairment and in determining estimated fair value in measuring impairment. Depreciation expense is adjusted when the projected fair value at the end of the lease term is below the projected book value at the end of the lease term. Assets to be disposed of are included in AHFS in the Consolidated Balance Sheets and are reported at the lower of the cost or fair market value less disposal costs (“LOCOM”).

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase (“repos”) are accounted for as collateralized financing transactions as the terms of the sale agreements do not qualify for sale accounting and are therefore recorded at the amount of cash received. Accrued interest payables are recorded in other liabilities. Interest incurred is recorded in interest expense. Repos are collateralized by securities reported as assets on the Consolidated Balance Sheets. The fair value of collateral is monitored daily and additional collateral is provided or excess collateral is returned for margin maintenance purposes. All repos are overnight and collateralized by securities issued or guaranteed by U.S. government/sponsored agencies. Given that repos mature each business day, the carrying values are assumed to approximate the fair value.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell (“reverse repos”) are accounted for as collateralized financing transactions as the terms of purchase agreements do not qualify for sale accounting and are therefore recorded at the amount of cash advanced. Accrued interest receivables are recorded in other assets. Interest earned is recorded in interest income. Reverse repos are generally collateralized by securities issued or guaranteed by the US Treasury, US Government/sponsored agencies and certain international agencies. The fair value of collateral is monitored daily and additional collateral is obtained or excess collateral is returned for margin maintenance purposes. Collateral accepted under reverse repo transactions is not permitted by contract to be sold or repledged.

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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments

Debt Securities

Investments in debt securities that are not classified as trading securities or held-to-maturity (“HTM”) securities are classified as AFS securities. Debt securities classified as AFS are carried at fair value with changes in fair value reported in AOCI, a component of stockholders’ equity, net of applicable income taxes.

Debt security purchases and sales are recorded as of the trade date. Realized gains and losses on sales are included in other non-interest income based on a specific identification method, and interest income on AFS securities is included within Other interest and dividend income.

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

An AFS debt security is deemed to be a PCD asset if it has a non-investment grade public debt rating at acquisition. The ACL for PCD assets is measured at the individual security level and is added to the purchase price at the time of acquisition to establish the amortized cost basis.

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

Evaluating Investments for OTTI

Prior to the adoption of ASU 2016-13, unrealized losses that were determined to be temporary in nature were recorded, net of tax, in AOCI for AFS securities, as these investments were carried at their amortized cost. Unrealized losses on securities carried at fair value were recorded through earnings as part of the total change in fair value.

The Company conducted and documented periodic reviews of all securities with unrealized losses to evaluate whether the impairment was other than temporary. Under the legacy guidance for debt securities, OTTI was recognized in earnings for debt securities that the Company had an intent to sell or that the Company believed it is more-likely-than-not that it will be required to sell prior to the recovery of the amortized cost basis. OTTI on debt securities classified as AFS were recognized in other non-interest income in the Consolidated Statements of Operations in the period determined. Impairment was evaluated and to the extent it was credit related amounts were reclassified out of AOCI to other non-interest income. If it was not credit related then, the amounts remain in AOCI.

Equity Securities

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

Equity securities with readily determinable fair values are carried at fair value with changes in value recorded in earnings. The Company has made an accounting policy election to measure equity securities without readily determinable fair values at cost, less any impairment, adjusted for any changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities accounted for under equity method are recorded at cost in Other Assets, adjusted to reflect the Company’s portion of income, loss or dividend of the investee and are periodically assessed for OTTI, with the net asset values reduced when impairment is deemed to be other-than-temporary. Factors considered in determining whether a loss is temporary include:

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

Investments in Restricted Stock

As a condition of membership, the Company owns capital stock in both the Federal Home Loan Bank (“FHLB”) of San Francisco and the FRB. The Company’s ownership of capital stock in the FHLB is based upon its outstanding FHLB advances whereas the FRB stock owned is based on a specified ratio relative to the Company’s capital. FHLB and FRB stock may only be sold back to the member institutions at their carrying value and cannot be sold to other parties. For FHLB stock, cash dividends are recorded within other interest and dividends when declared by the FHLB. For FRB stock, the Company is legally entitled (without declaration) to a specified dividend paid semi-annually. Dividends are recorded when received in other interest and dividends in the Consolidated Statements of Operations.

Due to the restricted ownership requirements, the Company accounts for its investments in FHLB and FRB stock at cost, as nonmarketable equity stock. Purchases and redemptions of restricted stock are reflected in the investing section of the Consolidated Statements of Cash Flows. Impairment reviews of these investments are performed at least annually, or when events or circumstances indicate that their carrying amounts may not be recoverable. The Company’s impairment evaluation considers the long-term nature of the investments, the liquidity position of the member institutions, its recent dividend declarations and the intent and ability to hold these investments for a period of time sufficient to ultimately recover the Company’s recorded investment.

Indemnification Assets

In connection with the OneWest Transaction, CIT assumed the loss sharing agreements (“LSAs”) with the FDIC related to its acquisitions of IndyMac Federal Bank, FSB (“IndyMac”), First Federal Bank of California, FSB (“First Federal”) and La Jolla Bank, FSB (“La Jolla”). The LSAs are accounted for as indemnification assets and were initially recognized at estimated fair value as of the acquisition date based on the discounted present value of expected future cash flows under the respective LSAs pursuant to ASC 805. The IndyMac LSA expired in March 2019, the First Federal LSA expired in December 2019 and the LaJolla LSA expired in February 2020.

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

In addition, the Company recorded a separate FDIC true-up liability for an estimated payment due to the FDIC at 45 days following the expiry of the La Jolla LSA (February 2020), given the estimated cumulative losses of the acquired covered assets are projected to be lower than the cumulative losses originally estimated by the FDIC at inception of the LSA. The true-up liability represents contingent consideration to the FDIC and is re-measured at estimated fair value on a quarterly basis, with the changes in fair value recognized in noninterest expense. There was no FDIC true-up liability recorded in connection with the First Federal or IndyMac transaction. For further discussion, see Note 13 – Fair Value.

CIT ANNUAL REPORT 2020

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

During 2020, the Company impaired all of its goodwill. See Note 25 – Goodwill and Intangible Assets for details.

Other Assets

Tax Credit Investments

The Company has investments in limited liability entities that were formed to operate qualifying affordable housing projects, and other entities that make equity investments, provide debt financing or support community-based investments in tax-advantaged projects. Certain affordable housing investments qualify for credit under the Community Reinvestment Act (“CRA”), which requires regulated financial institutions to help meet the credit needs of the local communities in which they are chartered, particularly in neighborhoods with low or moderate incomes.  These tax credit investments provide tax benefits to investors primarily through the receipt of federal and/or state income tax credits or tax benefits in the form of tax-deductible operating losses or expenses.

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

CIT uses the proportional amortization method to account for low income housing tax credit ("LIHTC") investments. Under the proportional amortization method, the investment performance is presented net of taxes as a component of income tax expense (benefit), which provides users with a better understanding of the returns from such investments.

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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These investments are included within other assets and any impairment loss is recognized in other non-interest income.

Other Real Estate Owned

Other real estate owned (“OREO”) represents collateral acquired from the foreclosure of secured loans and is being actively marketed for sale. These assets are initially recorded at fair value less disposition costs. Estimated fair value is generally based upon independent appraisals or broker price opinions, which are then modified based on assumptions and expectations that are determined by management. Any write-down as a result of differences between carrying and fair value on the date of transfer from loan classification is charged to the allowance for credit losses.

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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company utilizes derivative instruments to hedge the exposure to changes in fair value of assets and liabilities. These transactions are designated as fair value hedges and gains and losses on derivatives qualify for fair value hedge and hedged items attributable to the hedged risk are recognized in earnings. The Company presents the entire change in the fair value of the hedging instrument in the same statement of operations line as the earnings effect of the hedged item.

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

CIT has both bought and sold credit protection in the form of participations on interest rate swaps (risk participations).  These risk participations were entered into in the ordinary course of business to facilitate customer credit needs. Swap participations where CIT has sold credit protection have maturities ranging between 2021 and 2040 and may require CIT to make payment to the counterparty if the customer fails to make payment on any amounts due to the counterparty upon early termination of the swap transaction.

All derivative instruments are recorded at their respective fair value. Derivative instruments that qualify for hedge accounting are presented in the balance sheet in other assets or other liabilities. CIT does not offset derivative assets and liabilities and cash collaterals under master netting agreements and reports all derivatives on a gross basis in the Consolidated Balance Sheets. For qualifying derivatives with periodic interest settlements (e.g., interest rate swaps), interest income or interest expense is reported as a separate line item in the Consolidated Statements of Operations. Derivatives that do not qualify for hedge accounting are also presented in the Balance Sheet in other assets or other liabilities, but with their resulting gains or losses recognized in other non-interest income. For non-qualifying derivatives with periodic interest settlements, the Company reports interest income with other changes in fair value in other non-interest income.

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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Valuation Process

The Company has various processes and controls in place to ensure that fair value is reasonably estimated. The Company generally determines the estimated fair value of Level 3 assets and liabilities by using internally developed models, as well as inputs obtained from third-party pricing services or broker dealers (collectively, third-party vendors). The Company’s internally developed models primarily consist of discounted cash flow techniques, which require the use of relevant observable and unobservable market-based inputs. Unobservable inputs are generally derived from actual historical performance of similar assets or are determined from previous market trades for similar instruments. These unobservable inputs may include prices, default rates, loss severity and prepayment rates. Internal valuation models are subject to review prescribed by the Company’s model validation policy that governs the use and control of valuation models used to estimate fair value. This policy requires review and approval of significant models by the Company’s model review group, who are independent of the business units and perform model validation. Procedures and controls are in place to ensure new and existing models are subject to periodic validations by the Independent Model Validation Group (“IMV”). Model validation assesses the adequacy and appropriateness of the model, including reviewing its processing components, logic and output results and supporting model documentation. These procedures are designed to provide reasonable assurance that the model is appropriate for its intended use and performs as expected. Periodic re-assessments of models are performed to ensure that they are continuing to perform as designed. The Company updates model inputs and methodologies periodically as a result of the monitoring procedures in place.

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

For valuations involving the use of third-party vendors for pricing of the Company’s assets and liabilities, the Company performs due diligence procedures to ensure that the information obtained, and valuation techniques used are appropriate. The Company monitors and reviews the results (e.g., non-binding broker quotes and prices) from these third-party vendors to ensure the estimated fair values are reasonable. Although the inputs used by the third-party vendors are generally not available for review, the Company has procedures in place to provide reasonable assurance that the relied upon information is complete and accurate. Such procedures may include, as available and applicable, comparison with other pricing vendors, corroboration of pricing by reference to other independent market data and investigation of prices of individual assets and liabilities.

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

CIT ANNUAL REPORT 2020

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

Foreign Currency Translation

The Company has limited operations outside the U.S. The functional currency for certain of these foreign operations is the local currency. The value of assets and liabilities of these foreign operations is translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense items are translated at the average exchange rates during the year. The resulting foreign currency translation gains and losses, as well as offsetting gains and losses on hedges of net investments in foreign operations, are reflected in AOCI. Transaction gains and losses resulting from exchange rate changes on transactions denominated in currencies other than the functional currency are included in other non-interest income.

Pension and Other Postretirement Benefits

CIT has both funded and unfunded noncontributory defined benefit pension and postretirement plans covering certain U.S. and non-U.S. employees, each of which is designed in accordance with the practices and regulations in the related countries.

Recognition of the funded status of a benefit plan, which is measured as the difference between plan assets at fair value and the benefit obligation, is included in the Balance Sheet. The Company recognizes as a component of OCI, net of tax, the net actuarial gains or losses and prior service cost or credit that arise during the period but are not recognized as components of net periodic benefit cost in the Consolidated Statements of Operations.

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

ASC 810 requires legal entities to be evaluated for consolidation and addresses the approach for determining a VIE’s PB and requires companies to more frequently reassess whether they must consolidate VIEs. The PB is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

ASC 810 provides guidance on the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE.

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

Consolidated VIEs

CIT did not have any consolidated VIEs in 2018, 2019 and 2020.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Non-interest Income

Non-interest income is recognized in accordance with relevant authoritative pronouncements and includes rental income on operating leases and other non-interest income. Other non-interest income includes (1) fee revenues, including fees on lines and letters of credit, capital markets related fees, agent and advisory fees, insurance fees, and servicing fees on loans CIT services for others, (2) gains and losses on leasing equipment, net of impairments, (3) factoring commissions, (4) bank-owned life insurance (“BOLI”) income, (5) gains and losses on investment securities, net of impairments, (6) property tax income, and (7) other revenues. Other revenues include items that are more episodic in nature, such as gains and losses on receivables sales, gains and losses on OREO sales and work-out related claims, gains and losses on derivatives and foreign currency exchange, proceeds received in excess of carrying value on non-accrual accounts HFS that were repaid or had another workout resolution, insurance proceeds in excess of carrying value on damaged leased equipment, and also includes income from joint ventures.

Non-interest Expenses

Non-interest expense is recognized in accordance with relevant authoritative pronouncements and includes depreciation on operating lease equipment, maintenance and other operating lease expenses, operating expenses, goodwill impairment, and loss on debt extinguishments and deposit redemptions.

Operating expenses consists of (1) compensation and benefits, (2) technology costs, (3) professional fees, (4) net occupancy expense, (5) insurance, (6) restructuring costs, (7) advertising and marketing, (8) intangible asset amortization, (9) property tax expense, and (10) other expenses.

Prepaid Railcar Certification Costs

The Company incurs certain costs mainly related to rail tank car safety certifications. These certification costs provide a long-term benefit to the Company as they allow the rail tank cars to comply with government standards and, as such, secure the use of these assets over future periods. These costs are accounted for as a prepaid expense, are classified within Other Assets and are amortized over the life cycle of the anticipated benefit of the re-certification (approximately 10 years).

Stock-Based Compensation

The fair value measure of stock-based equity awards is primarily based on the fair market value of CIT’s common stock on the date of grant. Compensation expense associated with restricted stock units (“RSUs”) is recognized over the requisite service period, which is generally three years. For “graded vesting” awards, each vesting tranche of the award is amortized separately as if each were a separate award. Compensation expense for performance stock units (“PSUs”) that are “cliff vesting” is recognized over the requisite service period and adjusted based on the probability of achieving the performance condition. CIT recognizes the effect of forfeitures in compensation expense when they occur. Stock-based awards that are designed to settle in cash and are accounted for as liability awards. The values of these cash-settled awards are re-measured at the end of each reporting period until the award is settled. Expenses related to stock-based compensation are included in operating expenses (compensation and benefits).

Bank-Owned Life Insurance

CIT purchased life insurance policies on the lives of certain officers and employees and is the owner and beneficiary of the policies. These policies, known as BOLI, offset the cost of providing employee benefits. CIT records these BOLI policies as a separate line item in the Consolidated Balance Sheets at each policy’s respective cash surrender value, with changes recorded as other non-interest income in the Consolidated Statements of Operations.

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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consolidated Statements of Cash Flows

Unrestricted cash and cash equivalents includes cash and interest-bearing deposits, which are primarily overnight money market investments and short-term investments in mutual funds. The Company maintains cash balances principally at financial institutions located in the U.S. The balances are not insured in all cases. Cash and cash equivalents also include amounts at CIT Bank, which are only available for the bank’s funding and investment requirements. Cash inflows and outflows from customer deposits are presented on a net basis. Factoring receivables are presented on a net basis, as a part of change in loans, in the Consolidated Statements of Cash Flows, as factoring receivables are generally due in less than 90 days.

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

Restricted cash includes cash on deposit with other banks that are legally restricted as to withdrawal and primarily serve as collateral for certain servicer obligations of the Company. At December 31, 2019, restricted cash included amounts set aside in escrow related to the acquisition of MOB. CIT presents restricted cash activity within the net change in cash and cash equivalents and as part of the beginning and ending balances of cash, cash equivalents and restricted cash in the Statements of Cash Flows, along with a reconciliation of those balances in the Statements of Cash Flows to those shown on the Consolidated Balance Sheets.

Activity of discontinued operations is included in various line items of the Consolidated Statements of Cash Flows and summary items are disclosed in Note 2 – Acquisition and Discontinued Operations.

Accounting Pronouncements Adopted

On January 1, 2020, the Company adopted the following Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”):

CECL and subsequent related ASUs

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), and subsequent related ASUs introduces a forward-looking “expected loss” model (the “Current Expected Credit Losses” (“CECL”) model) to estimate credit losses over the full remaining expected life of the portfolio upon adoption, rather than the incurred loss model under previous U.S. GAAP standards.

See further discussion in the ASU 2016-13 Financial Instruments – Credit Losses (Topic 326) Section.

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

CIT adopted this guidance as of January 1, 2020. The adoption of this standard did not have an impact on CIT’s consolidated financial statements and disclosures.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments

ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging,

and Topic 825, Financial Instruments amended the standards on credit losses, hedging, and recognizing and measuring financial instruments to clarify them and address implementation issues.

CIT adopted this guidance as of January 1, 2020. The adoption of this standard did not have an impact on CIT’s consolidated financial statements and disclosures.

RECENT ACCOUNTING PRONOUNCEMENTS

The following accounting pronouncements have been issued by the FASB but are not yet effective as of December 31, 2020:

Standard	Summary of Guidance	Effect on CIT's Financial Statements
ASU 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes Issued November 2019

•The amendments in this update add new guidance to simplify accounting for income taxes, change the accounting for certain income tax transactions and make minor improvements to the codification.

•The amendments in this update have different transition requirements depending on the topic.

•CIT adopted this guidance as of January 1, 2021. The adoption of this standard did not have a material impact on CIT’s consolidated financial statements and disclosures.
ASU 2020-09 Debt (Topic 470) Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762 Issued October 2020

•This ASU amended and superseded SEC paragraphs in the Accounting Standards Codification to reflect the issuance of Sec Release No. 33-10762 related to financial disclosure requirements for subsidiary issuers and guarantors of registered debt securities and affiliates whose securities are pledged as collateral for registered securities.

•The final rules are effective on January 4, 2021. Voluntary compliance with the final amendments in advance of January 4, 2021 is permitted.

•CIT adopted the final rules as of January 1, 2021.

•The adoption did not have a material impact on CIT’s consolidated financial statements and disclosures, as CIT does not have subsidiary issuers or guarantors within the scope of this rule.

ASU 2020-08 Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs Issued October 2020

•The amendments in this update clarify that the premium on a callable debt security should be amortized to the next call date, unless estimated prepayment is considered. Once the call date is reached, if there is no remaining premium or if there are no further call dates, the entity shall reset the effective yield using the payment terms of the debt security.

•CIT adopted this guidance as of January 1, 2021.

•The adoption of this standard did not have a significant impact on CIT’s financial statements and disclosures as CIT’s current securities within the scope of this ASU have no premium.

ASU 2020-04, Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and subsequent related ASUs

Issued March 2020 with Updates through January 2021

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

•ASU 2021-01 clarifies that certain optional expedients and exceptions in Topic 848 apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform.

An entity may elect to apply the amendments in this Update on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final Update, up to the date that financial statements are available to be issued.

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

•In Q4 2020, CIT elected to apply the contract modification relief to the interest rate swap contracts for which the discount rate changed from the Federal Funds Rates to the Secured Overnight Financing Rate (“SOFR”) due to discounting transition by the Central Counterparties (i.e., Chicago Mercantile Exchange and LCH Clearnet). In addition, CIT elected to apply the hedge accounting relief to the hedging interest rate swaps, which allows the Company to not consider a change in the interest rate used for the discounting of a derivative hedging instrument as a change to the critical terms of the hedging relationship.

•The Company will continue to assess the impact as the reference rate transition occurs through December 31, 2022.

•CIT did not have any HTM debt securities as of January 1, 2020.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CIT ANNUAL REPORT 2020

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

The determination of estimated fair values required management to make certain estimates about discount rates, future expected cash flows (that may reflect collateral values), market conditions at the time of the acquisition and other future events that are highly subjective in nature and may require adjustments. Subsequent to the acquisition, management continued to review information relating to events or circumstances existing at the acquisition date. This review resulted in adjustments to the acquisition date valuation amounts which decreased the goodwill balance to $115.2 million. This goodwill decrease was primarily related to the purchase price true up adjustment.  The remaining goodwill balance was written off as part of the Company’s annual goodwill impairment assessment. See Note 25 – Goodwill and Intangible Assets for discussion on the impairment of goodwill.

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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill and intangible assets

The goodwill recorded is attributable to advancing CIT’s bank deposit strategy by establishing a leading market share in HOA banking, improving CIT’s competitive position in the financial services industry, and the related synergies that are expected to result from the acquisition. The $115.2 million of goodwill recorded represents the excess of the purchase price over the estimated fair value of the net assets acquired by CIT, including intangible assets. See Note 25 – Goodwill and Intangible Assets for a description of goodwill recognized. Goodwill related to this transaction is deductible for income tax purposes.

The following table presents the intangible assets recorded in conjunction with the MOB Acquisition related to the valuation of core deposits, customer relationships and trade name.

Intangible Assets (dollars in millions)	Fair Value	Estimated Useful Life	Amortization Method
Core deposit intangibles	$96.1	10 years	Straight line
Customer relationships	3.5	7 years	Accelerated
Trade name	3.0	7 years	Straight line
Total intangible assets	$102.6

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

See Note 25 – Goodwill and Intangible Assets for further discussion of the accounting for goodwill and other intangible assets.

Other assets

The following table details the other assets acquired.

Other Assets (dollars in millions)

Adjusted
Fair Value
Right of use assets	$ 45.5
Property, furniture and fixtures	27.4
Tax credit investments and investments in unconsolidated entities	23.9
Fair value of derivative financial instruments	19.9
Other	82.8
Total other assets	$ 199.5

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Unaudited Pro Forma Information

The amount of MOB interest income, non-interest income and net loss of $241.0 million, $32.8 million and $138.6 million, respectively, were included in CIT’s Consolidated Statement of Operations for the year ended December 31, 2020. The MOB net loss includes $44.8 million of MOB Day 1 provision for credit losses related to acquired non-PCD loans, in addition to the increase to the provision for credit losses related to the COVID-19 pandemic, and $115.2 million of goodwill impairment. Complete separate records for MOB as a stand-alone business are not maintained as MOB’s operations were fully integrated into CIT during the fourth quarter of 2020. MOB’s interest income, non-interest income and net loss noted above reflect management’s best estimates, based on information available at the reporting date.

The following table presents certain unaudited pro forma financial information for illustrative purposes only, for the year ended December 31, 2020 and 2019 as if MOB had been acquired on January 1, 2019. The unaudited estimated pro forma information combines the historical results of MOB with the Company’s consolidated historical results and includes certain adjustments for the respective periods. The key adjustments made to reflect the pro forma results as if the acquisition occurred on January 1, 2019 are the (a) removal of the MOB Day 1 provision for credit losses noted above; (b) transfer of $59.2 million of merger and integration costs for the year ended December 31, 2020 and $21.3 million of MOB related restructuring charge for the year

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ended December 31, 2020 to 2019; and (c) inclusion of estimated PAA accretion on interest income and interest expense and the recording of intangible asset amortization in 2019. CIT expects to achieve operating cost savings and other business synergies as a result of the acquisition that are not reflected in the pro forma amounts that follow. The pro forma information is not indicative of what would have occurred had the acquisition taken place on January 1, 2019. Therefore, actual results may differ from the unaudited pro forma information presented and the differences could be significant.

Selected Unaudited Pro Forma Financial Information for Consolidated CIT (dollars in millions)

	Years Ended December 31,
	2020	2019
Interest income	$1,799.0	$2,345.0
Non-interest income	1,351.4	1,293.4
Net (loss) income	(529.8)	509.6

DISCONTINUED OPERATIONS

There were no discontinued operations at December 31, 2020 and 2019. At December 31, 2018, discontinued operations was comprised of Business Air and residual activity of the Financial Freedom business, which was sold in May 2018. As part of the Financial Freedom Transaction, the sale of the Financial Freedom reverse mortgage servicing business included all the operations, mortgage servicing rights and related servicing assets and liabilities. In July 2019, CIT obtained the final investor consent from Government National Mortgage Association (“GNMA”) to transfer CIT’s servicer obligation to a third party and derecognized the assets, which had previously not met the accounting requirements for sale treatment, and related secured borrowing from the Financial Freedom business. In addition, during 2019 we continued to sell our business aircraft. During the third quarter of 2019, the residual assets and liabilities, and related statement of operations activity, were reclassified to continuing operations.

Condensed Combined Statement of Operations (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
Interest income	$-	$3.4	$14.6
Interest expense	-	2.8	10.5
Rental income on operating leases	-	-	0.5
Other income	-	3.0	19.9
Operating expenses	-	2.9	35.7
Income (loss) from discontinued operations before provision (benefit) for income taxes	-	0.7	(11.2)
Provision (benefit) for income taxes	-	0.2	(2.5)
Income (loss) on sale of discontinued operation, net of taxes	-	-	(16.3)
Income (loss) from discontinued operations, net of taxes	$-	$0.5	$(25.0)

Discontinued operations activity ended during the second quarter of 2019. The loss, net of taxes, of $25 million for the year ended December 31, 2018 was primarily due to the $16 million net loss on sale of the Financial Freedom business and operating expenses of $33 million.

Condensed Combined Statement of Cash Flows (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
Net cash flows (used in) provided by operations	$-	$(4.4)	$7.2
Net cash flows provided by investing activities	-	54.9	148.7

NOTE 3 — LOANS

The following tables and data as of December 31, 2020 include the loan balances acquired in the MOB Acquisition, which were recorded at fair value on the acquisition date. See Note 2 — Acquisition and Discontinued Operations for further information.

Unless otherwise noted, loans held for sale are not included in the amounts presented throughout this note.

Loans by Product (dollars in millions)

	December 31, 2020	December 31, 2019
Commercial loans	$27,410.9	$22,765.1
Financing leases and leverage leases	2,318.0	2,254.4
Total commercial	29,728.9	25,019.5
Consumer loans	6,415.7	5,979.4
Total loans	$36,144.6	$30,998.9

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans by segment, based on obligor location:

Loans (dollars in millions)

	December 31, 2020			December 31, 2019
	Domestic	Foreign	Total	Domestic	Foreign	Total
Commercial Banking	$27,323.4	$1,313.1	$28,636.5	$22,866.0	$1,527.4	$24,393.4
Consumer Banking(1)	7,508.1	-	7,508.1	6,605.5	-	6,605.5
Total	$34,831.5	$1,313.1	$36,144.6	$29,471.5	$1,527.4	$30,998.9
(1)

The Consumer Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration ("SBA") loans. These loans are excluded from the Consumer loan balances and included in the Commercial loan balances in product related tables in this note.

The following table presents selected components of the net investment in loans:

Components of Net Investment (dollars in millions)

	December 31,	December 31,
	2020	2019
Unearned income	$(373.9)	$(430.0)
Unamortized (discounts) premium	(434.4)	30.0
Accretable yield on PCI loans(1)	—	(745.4)
Net unamortized deferred costs	35.8	50.9

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

Credit Quality Indicators

Management monitors credit quality of commercial loans and financing leases based upon risk rating classifications consistent with bank regulatory guidance and consumer loans based upon FICO scores and LTV.

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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Commercial Loans— Risk Rating by Class (dollars in millions)

Grade	Term Loans by Origination Year							Revolving Loans Converted
December 31, 2020	2020	2019	2018	2017	2016	2015 & Prior	Revolving Loans	to Term Loans	Total(1)
Commercial Finance
Pass	$4,819.9	$2,132.5	$2,000.1	$678.0	$181.1	$745.6	$3,329.4	$61.1	$13,947.7
Special Mention	81.2	206.4	210.8	18.4	30.8	119.9	313.3	2.8	983.6
Classified-accrual	82.4	161.7	49.8	169.2	107.2	183.1	314.2	5.6	1,073.2
Classified-non-accrual	0.5	9.0	53.9	9.6	22.1	60.7	83.6	—	239.4
Total Commercial Finance	4,984.0	2,509.6	2,314.6	875.2	341.2	1,109.3	4,040.5	69.5	16,243.9
Real Estate Finance
Pass	1,075.9	2,089.2	1,212.3	663.5	480.3	493.0	28.1	—	6,042.3
Special Mention	65.9	333.7	126.4	225.5	93.5	46.3	—	—	891.3
Classified-accrual	0.3	184.4	124.2	74.6	78.0	75.8	—	—	537.3
Classified-non-accrual	—	33.3	0.2	15.3	0.2	28.0	6.2	—	83.2
Total Real Estate Finance	1,142.1	2,640.6	1,463.1	978.9	652.0	643.1	34.3	—	7,554.1
Business Capital
Pass	1,678.9	1,371.4	809.5	299.3	106.3	15.6	14.4	0.8	4,296.2
Special Mention	29.6	67.2	42.4	32.4	12.3	0.3	—	—	184.2
Classified-accrual	34.3	80.8	71.5	25.9	11.2	0.9	—	—	224.6
Classified-non-accrual	8.0	33.0	17.1	10.9	2.8	1.0	—	—	72.8
Total Business Capital	1,750.8	1,552.4	940.5	368.5	132.6	17.8	14.4	0.8	4,777.8
Rail
Pass	—	0.8	—	0.1	3.1	56.7	—	—	60.7
Total Rail	—	0.8	—	0.1	3.1	56.7	—	—	60.7
Total Commercial Banking
Pass	7,574.7	5,593.9	4,021.9	1,640.9	770.8	1,310.9	3,371.9	61.9	24,346.9
Special Mention	176.7	607.3	379.6	276.3	136.6	166.5	313.3	2.8	2,059.1
Classified-accrual	117.0	426.9	245.5	269.7	196.4	259.8	314.2	5.6	1,835.1
Classified-non-accrual	8.5	75.3	71.2	35.8	25.1	89.7	89.8	—	395.4
Total Commercial Banking	7,876.9	6,703.4	4,718.2	2,222.7	1,128.9	1,826.9	4,089.2	70.3	28,636.5
Consumer Banking - Consumer and Community Banking(2)
Pass	507.6	157.1	104.5	62.3	50.0	67.3	0.1	—	948.9
Special Mention	—	13.1	4.3	2.8	2.6	0.9	—	—	23.7
Classified-accrual	21.0	19.3	17.0	11.0	13.8	17.6	0.3	—	100.0
Classified-non-accrual	—	11.8	3.0	3.2	1.0	0.8	—	—	19.8
Total Consumer Banking	528.6	201.3	128.8	79.3	67.4	86.6	0.4	—	1,092.4
Commercial Loans
Pass	8,082.3	5,751.0	4,126.4	1,703.2	820.8	1,378.2	3,372.0	61.9	25,295.8
Special Mention	176.7	620.4	383.9	279.1	139.2	167.4	313.3	2.8	2,082.8
Classified-accrual	138.0	446.2	262.5	280.7	210.2	277.4	314.5	5.6	1,935.1
Classified-non-accrual	8.5	87.1	74.2	39.0	26.1	90.5	89.8	—	415.2
Total Commercial Loans	$8,405.5	$6,904.7	$4,847.0	$2,302.0	$1,196.3	$1,913.5	$4,089.6	$70.3	$29,728.9
(1)	Amortized cost excludes accrued interest receivable of $48.6 million that is included in other assets, of which $6.1 million relates to loan modifications made in response to the COVID-19 pandemic.
(2)	Primarily SBA loans.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commercial Loans — Risk Rating by Class (dollars in millions)

Grade	Pass	Special Mention	Classified- accrual	Classified- non-accrual	PCI Loans(1)	Total
December 31, 2019
Commercial Banking
Commercial Finance	$12,601.1	$450.7	$614.3	$246.7	$—	$13,912.8
Real Estate Finance	5,007.0	341.0	6.3	0.4	27.8	5,382.5
Business Capital	4,527.5	233.1	217.0	60.9	—	5,038.5
Rail	59.6	—	—	—	—	59.6
Total Commercial Banking	22,195.2	1,024.8	837.6	308.0	27.8	24,393.4
Consumer Banking
Consumer and Community Banking - Primarily SBA Loans	589.6	2.4	33.9	0.2	—	626.1
Total Consumer Banking	589.6	2.4	33.9	0.2	—	626.1
Total	$22,784.8	$1,027.2	$871.5	$308.2	$27.8	$25,019.5
(1)	PCI Loans had $20.7 million of non-criticized loans and $7.1 million of criticized loans (special mention or classified).

The following table provides a summary of the consumer loan LTV distribution for primarily single-family residential (“SFR”) mortgage loans. The average LTV was 58% and 63% for the total consumer loans included below at December 31, 2020 and December 31, 2019, respectively. For loans with active deferment arrangements due to COVID-19, the average LTV was 62% at December 31, 2020.

Following the Company’s adoption of CECL, the comparative prior period financial information was not adjusted for the Consumer Loan LTV Distribution and will continue to be reported under previously applicable accounting guidance.

Consumer Loans LTV Distribution (dollars in millions)

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
LTV Range	2020	2019	2018	2017	2016	2015 & Prior	Revolving Loans	to Term Loans	Total(4)
December 31, 2020
Legacy Consumer Mortgages
Greater than 125%	$—	$—	$—	$—	$—	$37.5	$—	$0.4	$37.9
101% – 125%	—	—	—	—	—	60.5	—	1.1	61.6
80% – 100%	—	—	—	—	—	189.2	—	3.4	192.6
Less than 80%	—	—	—	—	—	1,344.3	—	34.7	1,379.0
Government-guaranteed(1)	—	—	—	—	—	20.8	—	—	20.8
No LTV available(2)	—	—	—	—	—	0.1	—	1.7	1.8
Total Legacy Consumer Mortgages	—	—	—	—	—	1,652.4	—	41.3	1,693.7
Consumer and Community Banking
Greater than 125%	—	—	—	—	—	—	—	—	—
101% – 125%	—	—	—	—	—	—	—	—	—
80% – 100%	21.3	17.1	3.5	—	—	1.7	2.4	—	46.0
Less than 80%	1,328.4	1,022.7	445.8	507.2	380.1	778.8	41.5	—	4,504.5
Government-guaranteed(1)	12.0	33.7	15.7	68.2	9.5	7.8	—	—	146.9
No LTV available(2)	—	—	0.2	0.2	0.2	0.7	1.3	—	2.6
No LTV required(3)	2.0	1.0	1.0	0.6	1.0	13.4	3.0	—	22.0
Total Consumer and Community Banking	1,363.7	1,074.5	466.2	576.2	390.8	802.4	48.2	—	4,722.0
Total Consumer Loans (4)	$1,363.7	$1,074.5	$466.2	$576.2	$390.8	$2,454.8	$48.2	$41.3	$6,415.7

(1)    Represents loans with principal repayments insured by the FHA and U.S. Department of Veterans Affairs (“VA”).

(2)    Represents primarily junior lien loans for which LTV is not available.

(3)    Represents overdrafts, personal lines of credit, unsecured loans and third-party guaranteed loans with servicer recourse option for which LTV is not required.

(4)    Amortized cost excludes accrued interest receivable of $19.0 million that was included in other assets, of which $1.1 million relates to loans with modifications made in response to the COVID-19 pandemic.

Prior to 2020, certain consumer SFR loans were “covered loans” for which the Company was eligible for reimbursement for a portion of certain future losses with indemnifications provided by the FDIC under loss share agreements (“LSAs”). At December 31, 2019, the covered loans reflected below related to the FDIC-assisted transactions of First Federal Bank of California in December 2009 (“First Federal Transaction”) and La Jolla Bank, FSB in February 2010 (“La Jolla Transaction”) for which the indemnification period ended in December 2019 and February 2020, respectively. All of the LSAs have expired and there are no covered loans at December 31, 2020.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consumer Loans LTV Distribution (dollars in millions)

	Covered Loans		Non-covered Loans		Total Consumer
LTV Range	Non-PCI	PCI	Non-PCI	PCI	Loans
December 31, 2019
Greater than 125%	$—	$2.8	$5.2	$53.2	$61.2
101% – 125%	—	8.5	6.6	93.0	108.1
80% – 100%	0.3	48.1	183.4	239.3	471.1
Less than 80%	307.5	234.3	4,225.5	570.6	5,337.9
Not Applicable(1)	—	—	1.1	—	1.1
Total	$307.8	$293.7	$4,421.8	$956.1	$5,979.4
(1)	Certain Consumer Loans do not have LTV's.

The following table provides a summary of the FICO score distribution for consumer loans by origination year and revolving loans. The average FICO score was 755 and 751 for the total consumer loans included below at December 31, 2020 and December 31, 2019, respectively. For loans with active deferment arrangements due to COVID-19, the average FICO score of the borrowers was 695 at December 31, 2020. These borrower’s FICO scores are not impacted during the payment deferral period as the credit reporting will not be negatively impacted given no contractual payments are due.

Current FICO Score Distribution (dollars in millions)

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
Current FICO	2020	2019	2018	2017	2016	2015 & Prior	Revolving Loans	to Term Loans	Total (4)
December 31, 2020
Legacy Consumer Mortgages
Greater than or equal to 730	$—	$—	$—	$—	$—	$729.1	$—	$17.9	$747.0
Greater than or equal to 660 and less than 730	—	—	—	—	—	499.3	—	13.0	512.3
Less than 660	—	—	—	—	—	369.4	—	9.4	378.8
Government-guaranteed (1)	—	—	—	—	—	20.8	—	-	20.8
No FICO score available (2)	—	—	—	—	—	33.8	—	1.0	34.8
Total Legacy Consumer Mortgages	—	—	—	—	—	1,652.4	—	41.3	1,693.7
Consumer and Community Banking
Greater than or equal to 730	1,152.3	923.7	372.3	453.5	339.7	596.7	34.2	—	3,872.4
Greater than or equal to 660 and less than 730	186.3	104.7	68.7	46.3	34.5	125.6	10.0	—	576.1
Less than 660	11.0	11.2	8.4	7.3	5.5	40.8	3.1	—	87.3
Government-guaranteed (1)	12.0	33.7	15.7	68.2	9.5	7.8	—	—	146.9
No FICO score available (2)	0.1	0.5	0.1	0.3	0.6	18.2	0.2	—	20.0
FICO score not required (3)	2.0	0.7	1.0	0.6	1.0	13.3	0.7	—	19.3
Total Consumer and Community Banking	1,363.7	1,074.5	466.2	576.2	390.8	802.4	48.2	—	4,722.0
Total Consumer Loans (4)	$1,363.7	$1,074.5	$466.2	$576.2	$390.8	$2,454.8	$48.2	$41.3	$6,415.7

(1)     Represents loans with principal repayments insured by the FHA and VA.

(2)     Represents loans with no FICO score available due to borrower bankruptcy or limited credit history.

(3)     Represents overdrafts, personal lines of credit and third-party guaranteed loans with servicer recourse option for which FICO score is not required.

(4)     Amortized cost excluded accrued interest receivable of $19.0 million that was included in other assets, of which $1.1 million relates to loan modifications made in response to the COVID-19 pandemic.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FICO Score Distribution at December 31, 2019 (dollars in millions)

	Covered Loans		Non-covered Loans		Total Consumer
FICO Range	Non-PCI	PCI	Non-PCI	PCI	Loans
December 31, 2019
Legacy Consumer Mortgages
Greater than or equal to 730	$202.2	$98.6	$320.0	$252.5	$873.3
Greater than or equal to 660 and less than 730	71.3	98.8	123.2	324.7	618.0
Less than 660	16.8	89.8	51.0	370.5	528.1
Government-guaranteed(1)	—	—	24.5	—	24.5
No FICO score available(2)	17.5	6.5	5.2	8.4	37.6
Total Legacy Consumer Mortgages	307.8	293.7	523.9	956.1	2,081.5
Consumer and Community Banking
Greater than or equal to 730	—	—	3,319.0	—	3,319.0
Greater than or equal to 660 and less than 730	—	—	332.6	—	332.6
Less than 660	—	—	29.6	—	29.6
Government-guaranteed(1)	—	—	193.8	—	193.8
No FICO score available	—	—	21.8	—	21.8
FICO score not required(2)	—	—	1.1	—	1.1
Total Consumer and Community Banking	—	—	3,897.9	—	3,897.9
Total Consumer Banking	$307.8	$293.7	$4,421.8	$956.1	$5,979.4

(1)     Represents loans with principal repayments insured by the FHA and VA.

(2)        Represents overdrafts for which FICO score is not required.

As of December 31, 2020 and December 31, 2019, there was no remaining amount of negative amortization contractually permitted on consumer loans with terms that allowed negative amortization.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The table that follows presents portfolio delinquency status, regardless of accrual or non-accrual classification:

Loans - Delinquency Status (dollars in millions)

	Past Due
	30-59	60-89	90 or more	Total Past Due	Current(1)	PCI Loans(2)	Total
December 31, 2020
Commercial Banking
Commercial Finance	$59.9	$2.8	$122.0	$184.7	$16,059.2	$—	$16,243.9
Real Estate Finance	71.7	38.3	82.4	192.4	7,361.7	—	7,554.1
Business Capital	113.6	40.2	16.6	170.4	4,607.4	—	4,777.8
Rail	—	—	—	—	60.7	—	60.7
Total Commercial Banking	245.2	81.3	221.0	547.5	28,089.0	—	28,636.5
Consumer Banking
Legacy Consumer Mortgages	61.0	17.6	79.7	158.3	1,535.5	—	1,693.8
Consumer and Community Banking	173.1	10.6	34.0	217.7	5,596.6	—	5,814.3
Total Consumer Banking	234.1	28.2	113.7	376.0	7,132.1	—	7,508.1
Total	$479.3	$109.5	$334.7	$923.5	$35,221.1	$—	$36,144.6
December 31, 2019
Commercial Banking
Commercial Finance	$58.7	$27.8	$49.0	$135.5	$13,777.3	$—	$13,912.8
Real Estate Finance	0.6	46.6	—	47.2	5,307.5	27.8	5,382.5
Business Capital	113.8	35.0	22.0	170.8	4,867.7	—	5,038.5
Rail	—	—	—	—	59.6	—	59.6
Total Commercial Banking	173.1	109.4	71.0	353.5	24,012.1	27.8	24,393.4
Consumer Banking
Legacy Consumer Mortgages	15.5	3.3	17.7	36.5	795.2	1,249.8	2,081.5
Consumer and Community Banking	16.4	3.3	7.6	27.3	4,496.7	—	4,524.0
Total Consumer Banking	31.9	6.6	25.3	63.8	5,291.9	1,249.8	6,605.5
Total	$205.0	$116.0	$96.3	$417.3	$29,304.0	$1,277.6	$30,998.9
(1)

The “Current” balance at December 31, 2020 includes $459 million of loans with active COVID-19 related payment deferment (comprised of $347 million Commercial Banking and $112 million Consumer Banking loans) that are not classified as past due given no contractual payment is due during the deferment period.  In addition, total loans with active COVID-19 related deferment of approximately $49 million, $3 million, and $26 million are in the 30-59,60-89, and 90 or more past due balances, respectively.

(2)

Prior to 2020, PCI loans were categorized separately, as the balances represent an estimate of cash flows deemed to be collectible under ASC 310-30 and therefore were not subject to delinquency classification. Upon CECL adoption, PCI loans transitioned to PCD loans and are subject to the contractual past due classification as non-PCD loans.

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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth non-accrual loans, assets received in satisfaction of loans (OREO and repossessed assets) and loans 90 days or more past due and still accruing. Loans that are 90 or more days past due guaranteed by government agencies are not placed on non-accrual status.

Loans on Non-Accrual Status (dollars in millions)(1)

	December 31, 2019	CECL Adoption(2)	MOB Acquisition	January 1, 2020	December 31, 2020	With No Allowance Recorded(3)
Commercial Banking
Commercial Finance(4)	$246.7	$—	$61.1	$307.8	$239.4	$8.0
Business Capital	60.9	—	—	60.9	72.8	1.5
Real Estate Finance	0.4	0.6	—	1.0	83.2	16.0
Total Commercial Banking	308.0	0.6	61.1	369.7	395.4	25.5
Consumer Banking
Consumer and Community Banking	4.0	—	7.2	11.2	53.4	38.2
Legacy Consumer Mortgages(5)	14.3	81.6	—	95.9	139.3	30.0
Total Consumer Banking	18.3	81.6	7.2	107.1	192.7	68.2
Total	$326.3	$82.2	$68.3	$476.8	$588.1	$93.7
Repossessed assets and OREO(6)	20.1				7.9
Total non-performing assets	$346.4				$596.0
Commercial loans past due 90 days or more accruing	$ 25.6				$ 92.5
Consumer loans past due 90 days or more accruing	11.3				11.3
Total accruing loans past due 90 days or more(7)	$36.9				$103.8
(1)	Accrued interest that was reversed when the loan went to non-accrual status was $6.2 million for the year ended December 31, 2020.
(2)

CECL adoption is before the MOB Acquisition, detail of which is separately disclosed. Upon adoption, the increase in non-accrual loans relates to loans previously classified as PCI that historically were not subject to non-accrual classification.

(3)	Includes loans that have been charged off to their net realizable value and loans where the collateral or enterprise value exceeds the expected pay off value.
(4)

Factored receivables within our Commercial Finance division do not accrue interest and therefore are not considered within non-accrual loan balances; however factored receivables are considered for credit provisioning purposes. Loans that are 90 or more days past due guaranteed by government agencies are not placed on non-accrual status.

(5)	December 31, 2020 balance includes $33 million of PCD loans that were previously classified as PCI loans at December 31, 2019.
(6)	Balances consist primarily of single-family residential OREO.
(7)	Balance as of December 31, 2020 includes $65 million of loans that have or had COVID-19 related deferments (i.e. active deferment or exited).

Payments received on non-accrual loans are generally applied first against outstanding principal, though in certain instances where the remaining recorded investment is deemed fully collectible, interest income is recognized on a cash basis. Interest income recognized on a cash basis for the year ended December 31, 2020 was $2.2 million.

Loans are in the process of foreclosure when repayment is expected to be provided substantially through the sale of the underlying real estate and the borrower is experiencing financial difficulty. The table below summarizes the residential mortgage loans in the process of foreclosure. Consistent with the government agency guidance, CIT has suspended residential property foreclosures and evictions until at least March 31, 2021 to single family homeowners due to the COVID-19 pandemic.

Loans in Process of Foreclosure (dollars in millions)

	December 31,	December 31,
	2020	2019
Loans in process of foreclosure(1)	$22.9	$38.9

(1)     At December 31, 2019, the reported balance includes $25.4 million of PCI loans in process of foreclosure.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans Acquired with Deteriorated Credit Quality

Effective with the adoption of CECL, PCD loans are recorded at an initial amortized cost comprised of the sum of (1) the purchase price and (2) the estimate of credit losses which is recorded in the ACL. Subsequent to the initial recognition, PCD loans are accounted for under the same methodology as non-PCD loans. The following table provides a reconciliation of the purchase price and the unpaid principal balance / contractual cash flows owed to CIT as of the acquisition date for loans acquired during the respective period. For the period ended December 31, 2020, the PCD loans acquired related to the MOB Acquisition.

PCD Loans acquired during the year ended December 31, 2020 (dollars in millions)

	Commercial Banking	Consumer Banking	Total
Par value (UPB)	$347.8	$58.4	$406.2
Allowance for credit losses(1)	(56.1)	(2.7)	(58.8)
(Discount) premium	(9.0)	2.4	(6.6)
Purchase price	$282.7	$58.1	$340.8
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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Change in Accretable Yield (dollars in millions)

	Years Ended December 31,
	2019	2018
Balance, beginning of period	$903.8	$1,063.7
Accretion into interest income	(146.9)	(167.5)
Reclassification from non-accretable difference	19.2	17.8
Disposals and Other	(30.7)	(10.2)
Balance, end of period	$745.4	$903.8

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

The CARES Act and Interagency Statement offer some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. See Note 1 — Business and Summary of Significant Accounting Policies for details. Any loan modification that meets these practical expedients would not automatically be considered a TDR because the borrower is presumed not to be experiencing financial difficulty at the time of the loan modification.

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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment of TDRs, excluding those within a trial modification period of $4.5 million, $5.5 million and $4.2 million as of December 31, 2020, 2019 and 2018:

TDRs (dollars in millions)

	December 31, 2020		December 31, 2019		December 31, 2018
	Recorded Investment	% Total TDR	Recorded Investment	% Total TDR	Recorded Investment	% Total TDR
Commercial Banking	$109.8	82%	$129.5	87%	$70.4	80%
Consumer Banking	24.6	18%	19.3	13%	17.2	20%
Total	$134.4	100%	$148.8	100%	$87.6	100%
Percent non-accrual	73%		71%		79%

Modifications (dollars in millions)

	Years Ended
	2020	2019	2018
Recorded investment related to modifications qualifying as TDRs that occurred during the years	$88.4	$89.9	$69.0
Recorded investment at the time of default of TDRs that experienced a payment default (payment default is one missed payment) during the years and for which the payment default occurred within one year of the modification	$24.0	$23.2	$21.8

There were $28.3 million and $23.6 million as of December 31, 2020 and December 31, 2019, respectively, of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs.

The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is presented below. Although the focus is on the December 31, 2020 amounts, the overall nature and impact of modification programs were comparable in the prior year.

Modifications qualifying as TDRs based upon recorded investment at December 31, 2020 were comprised of payment deferrals (40%) and covenant relief and/or other (60%).  At December 31, 2019, TDR recorded investment was comprised of payment deferrals (52%) and covenant relief and/or other (48%).

•

Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods.

•

Interest rate reductions result in lower amounts of interest being charged to the customer but are a relatively small part of the Company’s restructuring programs. The weighted average change in interest rates for all TDRs occurring during the years ended December 31, 2020 and 2019 was not significant.

•

Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during years ended December 31, 2020 and 2019 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs.

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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Allowance for Credit Losses and Recorded Investment in Loans (dollars in millions)

	Commercial Banking	Consumer Banking	Total	Commercial Banking	Consumer Banking	Total
	Year Ended December 31, 2020			Year Ended December 31, 2019
Balance - beginning of period	$460.4	$22.2	$482.6	$460.2	$29.5	$489.7
CECL adoption(1)	74.7	148.9	223.6	-	-	-
Provision (benefit) for credit losses(2)	834.2	(33.9)	800.3	117.3	(6.5)	110.8
The initial ACL recognized on PCD assets(3)	18.8	1.4	20.2	-	-	-
Other(4)	(32.1)	(3.8)	(35.9)	5.0	(0.6)	4.4
Gross charge-offs(4)	(488.0)	(7.1)	(495.1)	(151.2)	(2.7)	(153.9)
Recoveries	65.7	2.4	68.1	29.1	2.5	31.6
Balance - end of period	$933.7	$130.1	$1,063.8	$460.4	$22.2	$482.6
	Allowance Balance at December 31, 2020			Allowance Balance at December 31, 2019
Loans individually evaluated for impairment	$100.8	$5.5	$106.3	$96.0	$0.2	$96.2
Loans collectively evaluated for impairment	832.9	124.6	957.5	354.6	14.4	369.0
PCI loans(5)	-	-	-	9.8	7.6	17.4
Allowance for credit losses	933.7	130.1	1,063.8	460.4	22.2	482.6
Allowance for off-balance sheet credit exposures	$76.8	$1.5	$78.3	$36.4	$0.7	$37.1
Loans at December 31, 2020	Loans at December 31, 2020			Loans at December 31, 2019
Loans individually evaluated for impairment	$346.3	$86.4	$432.7	$294.6	$26.1	$320.7
Loans collectively evaluated for impairment	28,290.2	7,421.7	35,711.9	24,071.0	5,329.6	29,400.6
PCI loans(5)	-	-	-	27.8	1,249.8	1,277.6
Ending balance	$28,636.5	$7,508.1	$36,144.6	$24,393.4	$6,605.5	$30,998.9
Percent of loans to total loans	79.2%	20.8%	100.0%	78.7%	21.3%	100.0%
(1)	CECL adoption was before the MOB Acquisition.
(2)

Included in the provision for credit losses was $33.4 million for the year ended December 31, 2020, related to the provision for off-balance sheet credit exposures, which is not part of the ACL and is offset in the “Other” line. The provision for off-balance sheet credit exposures was $(4.4) million year ended December 31, 2019.

(3)

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

The ACL was $1,063.8 million as of December 31, 2020, compared to $482.6 million at December 31, 2019. The Provision for credit losses was $800.3 million for the year ended December 31, 2020, compared to $110.8 million for the year ended December 31, 2019. The significant increase in the ACL and the provision compared to the prior year periods reflects the impact of the global COVID-19 pandemic and the associated impact on the market environment across our portfolio, along with the adoption of the CECL standard and the impact of the MOB Acquisition on January 1, 2020.

During the year ended December 31, 2020, the allowance for off-balance sheet credit exposures increased from $37.1 million at December 31, 2019 to $78.3 million at December 31, 2020. The increase from $37.1 million at December 31, 2019 was primarily driven by the impact of the global COVID-19 pandemic and the associated impact on the market environment across our portfolio and the associated effect under the CECL standard.

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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present supplemental balance sheet and cash flow information related to operating leases. ROU assets are included in Other assets and lease liabilities are included in Other liabilities.

Supplemental Lease Balance Sheet Information (dollars in millions)

	December 31,	December 31,
	2020	2019
ROU assets	$198.8	$194.9
Lease liabilities	249.9	242.6
Weighted-average remaining lease terms	9 Years	9 Years
Weighted-average discount rate	4.32%	4.77%

Supplemental Cash Flow Information (dollars in millions):

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$56.3	$45.8
ROU assets obtained in exchange for new lease liabilities	18.1	18.0

The following table presents maturities of lease liabilities at December 31, 2020:

Maturity of Lease Liabilities (dollars in millions)

Years Ending December 31,
2021	$44.6
2022	35.7
2023	33.9
2024	32.7
2025	30.4
Thereafter	131.7
Total undiscounted lease payments	$309.0
Difference between undiscounted cash flows and discounted cash flows	(59.1)
Lease liabilities, at present value	$249.9

In addition to the table above, we have future operating lease commitments of $103 million (undiscounted) for a 15-year lease of office space in Morristown, NJ which was signed in September 2019.  The estimated commencement date for this lease is April 2021 and the office space will be primarily occupied by corporate functional staff.

The following table presents components of operating lease expense, which are included in operating expenses:

Components of Operating Lease Expense (dollars in millions)

	Years Ended December 31,
	2020	2019
Operating lease cost(1)	$50.6	$43.1
Variable lease cost	19.6	10.6
Sublease income	(11.3)	(14.9)
Total operating lease expense	$58.9	$38.8

(1) Includes short-term lease cost which is not significant.

The components of lease expense are recorded in Operating expenses. Variable lease cost includes common area maintenance, property taxes, and other operating expenses related to leased premises. Variable lease expense also includes lease termination expense of $6.3 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively.  As a result of these terminations, the remaining balances of the ROU assets and lease liabilities for these leased facilities were derecognized. Sublease income results from leasing excess building space that CIT is no longer utilizing under operating leases which have remaining lease terms of up to 3 years.

The Company incurred ROU asset impairment charges of $6.1 million for the year ended December 31, 2020, representing the carrying amount of ROU assets for leased facilities which were not recoverable. These impaired ROU assets were written down to fair value, which was determined based on the discounted cash flows of estimated rental income for the office space to be subleased, using market participant assumptions. The ROU asset impairment charges are included in Operating expenses and are not included in Operating lease expense in the table above. There were no ROU asset impairment charges in 2019.

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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

beyond initial contractual term. Our leases typically do not include early termination options; and continued rent payments are due if leased equipment is not returned at the end of the lease.

The following table provides the net book value of operating lease equipment (net of accumulated depreciation of $1.6 billion at December 31, 2020 and $1.4 billion at December 31, 2019), by equipment type.

Operating Lease Equipment (dollars in millions)

	December 31,	December 31,
	2020	2019
Railcars and locomotives	$7,098.9	$6,706.0
Other equipment	737.7	613.7
Total(1)	$7,836.6	$7,319.7

(1)     Includes off-lease Rail equipment of $1,110.2 million and $519.1 million at December 31, 2020 and 2019, respectively.

The following table presents components of finance lease net investment on a discounted basis:

Components of Net Investment in Finance Leases (dollars in millions)

	December 31,	December 31,
	2020	2019
Lease receivables	$1,986.0	$1,905.3
Unguaranteed residual assets	287.4	309.4
Total net investment in finance leases	2,273.4	2,214.7
Leveraged lease net investment(1)	44.6	39.7
Total	$2,318.0	$2,254.4

(1)     Leveraged leases are reported net of non-recourse debt of $41.8 million and $56.4 million at December 31, 2020 and 2019, respectively. Our leveraged lease arrangements commenced before the ASC 842 effective date and continue to be reported under the leveraged lease accounting model.  ASC 842 eliminated leveraged lease accounting for new leases and for existing leases modified on or after the standard’s effective date.

The table that follows presents lease income related to the Company’s operating and finance leases:

Lease Income (dollars in millions)

	Years Ended December 31,
	2020	2019
Lease income – Operating leases	$765.7	$800.8
Variable lease income – Operating leases(1)	45.2	56.9
Rental income on operating leases	810.9	857.7
Interest income - Sales type and direct financing leases	170.6	194.0
Variable lease income included in Other non-interest income(2)	42.8	46.0
Leveraged lease income	11.4	8.8
Total lease income	$1,035.7	$1,106.5

(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.

(2)     Includes leased equipment property tax reimbursements due from customers of $17.9 million and $22.2 million for the years ended December 31, 2020 and 2019, respectively, as well as revenue related to insurance coverage on Business Capital leased equipment of $24.9 million and $23.8 million for the years ended December 31, 2020 and 2019, respectively.

The following tables present lease payments due on non-cancellable operating leases and lease receivables due on finance leases at December 31, 2020. Excluded from these tables are variable lease payments, including rentals calculated based on asset usage levels, rentals from future renewal and re-leasing activity, and expected sales proceeds from remarketing equipment at lease expiration, all of which are components of lease profitability.

Maturity Analysis of Operating Lease Payments (dollars in millions)

Years Ending December 31,
2021	$615.5
2022	456.1
2023	299.9
2024	192.0
2025	99.4
Thereafter	187.2
Total	$1,850.1

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Maturity Analysis of Lease Receivable Payments - Sales Type and Direct Financing Leases (dollars in millions)

Years Ending December 31,
2021	$884.3
2022	611.1
2023	374.0
2024	184.0
2025	89.0
Thereafter	33.9
Total undiscounted cash flows	2,176.3
Difference between undiscounted cash flows and discounted cash flows	190.3
Lease receivables, at present value	$1,986.0

NOTE 6 — INVESTMENT SECURITIES

Investments include debt and equity securities. See Note 1 — Business and Summary of Significant Accounting Policies for information on accounting for investment securities. The following table presents carrying value of investment securities.

Carrying Value of Investment Securities (dollars in millions)

	December 31,	December 31,
	2020	2019
AFS Securities
Debt securities	$6,673.5	$6,011.8
Securities carried at fair value with changes in net income
Equity securities	—	47.2
Non-marketable securities(1)	215.5	217.8
Total investment securities	$6,889.0	$6,276.8
(1)

Non-marketable investments include restricted stock of the FRB and FHLB carried at cost of $181.7 million at December 31, 2020 and $187.9 million at December 31, 2019. The remaining non-marketable investments without readily determinable fair values measured under the measurement exception totaled $33.8 million at December 31, 2020 and $29.9 million at December 31, 2019.

Accrued interest receivables on debt securities totaled $13.7 million and $21.5 million as of December 31, 2020 and 2019, respectively, and were included in other assets on the consolidated balance sheet.

The Company had $3.8 billion and $1.7 billion of interest-bearing cash at banks at December 31, 2020 and December 31, 2019, respectively, which are cash and cash equivalents and are classified separately on the consolidated balance sheet.

The following table presents interest and dividends on investments and interest-bearing cash:

Interest and Dividend Income (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
Interest income - debt securities(1)	$114.9	$187.9	$163.1
Interest income - interest-bearing cash	11.1	37.1	42.3
Dividends - equity securities	5.2	8.5	13.2
Total interest and dividends	$131.2	$233.5	$218.6
(1)	Includes interest income on securities purchased under agreement to resell and insignificant amounts of non-taxable interest income.

The following table presents proceeds and realized gains (losses) from sales of debt securities AFS for the years ended December 31, 2020, 2019 and 2018, respectively.

Realized Gains (Losses) and Proceeds from Sales of Debt Securities AFS (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
Proceeds from sales of debt securities AFS	$3,066.6	$2,545.4	$338.3
Gross realized gains	$38.1	$6.2	$23.1
Gross realized losses	(1.8)	(1.4)	(6.6)
Net realized gains (losses) on sales of securities available-for-sale	$36.3	$4.8	$16.5

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents amortized cost and fair value of debt securities AFS.

Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency – Residential	$2,503.4	$76.5	$(0.1)	$2,579.8
U.S. government/sponsored agency – Commercial	1,725.0	56.3	(0.5)	1,780.8
U.S. government/sponsored agency obligations	1,474.2	0.5	(3.9)	1,470.8
U.S. Treasury securities	505.9	—	(3.2)	502.7
Supranational securities	330.2	0.2	(2.9)	327.5
Agency asset-backed securities	1.5	0.1	—	1.6
Corporate bonds - foreign	10.3	—	—	10.3
Total debt securities AFS	$6,550.5	$133.6	$(10.6)	$6,673.5

December 31, 2019
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency – Residential	$4,766.4	$24.1	$(16.7)	$4,773.8
U.S. government/sponsored agency – Commercial	554.5	12.1	(1.8)	564.8
U.S. government/sponsored agency obligations	449.4	—	(5.4)	444.0
U.S. Treasury securities	11.2	0.1	—	11.3
Supranational securities	149.8	—	—	149.8
State & municipal bonds	1.0	—	—	1.0
Corporate bonds - foreign	65.9	1.2	—	67.1
Total debt securities AFS	$5,998.2	$37.5	$(23.9)	$6,011.8
(1)	The amortized cost is net of the ACL. ACL relating to debt securities as of December 31, 2020 was insignificant.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the debt securities AFS by contractual maturity dates:

Maturities - Debt Securities AFS (dollars in millions)

	December 31, 2020
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government/sponsored agency – Residential
After 5 through 10 years	$5.7	$6.0	3.09%
After 10 years	2,497.7	2,573.8	2.34%
Total	2,503.4	2,579.8	2.35%
Mortgage-backed securities — U.S. government/sponsored agency – Commercial
After 1 through 5 years	32.4	35.0	3.54%
After 5 through 10 years	242.7	265.2	3.03%
After 10 years	1,449.9	1,480.6	1.73%
Total	1,725.0	1,780.8	1.95%
U.S. government/sponsored agency obligations
After 1 through 5 years	420.4	420.6	0.63%
After 5 through 10 years	1,053.8	1,050.2	0.96%
Total	1,474.2	1,470.8	0.86%
U.S. Treasury securities
1 year or less	8.1	8.1	0.13%
After 1 through 5 years	104.6	104.4	0.28%
After 5 through 10 years	393.2	390.2	0.50%
Total	505.9	502.7	0.45%
Supranational securities
1 year or less	20.5	20.5	0.15%
After 1 through 5 years	56.9	57.0	0.47%
After 5 through 10 years	252.8	250.0	0.85%
Total	330.2	327.5	0.74%
Agency asset-backed securities
After 10 years	1.5	1.6	2.24%
Total	1.5	1.6	2.24%
Corporate bonds — foreign
1 year or less	10.3	10.3	6.03%
Total	10.3	10.3	6.03%
Total debt securities AFS	$6,550.5	$6,673.5	1.69%

At December 31, 2020 and December 31, 2019, certain debt securities AFS were in unrealized loss positions. The following tables summarize by investment category the gross unrealized losses, respective fair value and length of time that those securities have been in a continuous unrealized loss position for which an ACL has not been recorded.

Gross Unrealized Loss (dollars in millions)

	December 31, 2020
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency - Residential	$39.3	$(0.1)	$—	$—
U.S. government/sponsored agency - Commercial	267.3	(0.5)	—	—
U.S. government/sponsored agency obligations	628.5	(3.9)	—	—
U.S. Treasury securities	489.9	(3.2)	—	—
Supranational securities	245.4	(2.9)	—	—
Total debt securities AFS	$1,670.4	$(10.6)	$-	$-

	December 31, 2019
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency - Residential	$1,396.5	$(4.6)	$861.3	$(12.1)
U.S. government/sponsored agency - Commercial	282.7	(1.7)	17.6	(0.1)
U.S. government/sponsored agency obligations	398.9	(5.4)	—	—
Total debt securities AFS	$2,078.1	$(11.7)	$878.9	$(12.2)

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Purchased Credit Deteriorated AFS Securities

As of December 31, 2020 and December 31, 2019, there was no balance in PCD or PCI securities. For the year ended December 31, 2018, the accretable yield on PCI securities had a beginning balance of $101.7 million. Adjustments to accretable yield primarily included accretion into interest income of $7.8 million and disposals of $93.0 million for the year ended December 31, 2018.

Securities Carried at Fair Value with Changes Recorded in Net Income

As of December 31, 2020, equity securities were carried at an insignificant fair value, with a cost of $0.4 million and unrealized losses of $0.4 million. As of December 31, 2019, the fair value and cost of equity securities were $47.2 million and $48.2 million, respectively, and unrealized losses were $1.0 million.

Impairment of Investment Securities

There was a $1.7 million impairment loss recognized on debt securities AFS for the year ended December 31, 2020. There were no OTTI losses recognized for the year ended December 31, 2019 and there were insignificant OTTI losses for the year ended December 31, 2018.

There were insignificant adjustments for non-marketable securities without readily determinable fair values measured under the measurement alternative for the year ended December 31, 2020. There were no adjustments for non-marketable securities without readily determinable fair values measured under the measurement alternative for the years ended December 31, 2019 and December 31, 2018.

There were insignificant unrealized gain and losses on non-marketable investments as of December 31, 2020. There were insignificant unrealized losses on non-marketable investments as of December 31, 2019.

The ACL relating to investment securities was insignificant as of December 31, 2020.

Pledged Securities

Securities with a carrying value of $1,926.2 million were pledged as of December 31, 2020 to secure public funds, FHLB financing availability, and derivative contracts and for other purposes as required or permitted by law. Securities with a carrying value of $50.4 million were pledged as of December 31, 2019 to secure FHLB financing availability.

NOTE 7 — OTHER ASSETS

The following table presents the components of other assets.

Other Assets (dollars in millions)

	December 31,	December 31,
	2020	2019
Fair value of derivative financial instruments	$431.6	$190.7
Tax credit investments(1) and investments in unconsolidated entities	427.0	365.6
Right of use assets	198.8	194.9
Property, furniture and fixtures	187.0	160.0
Counterparty receivables	174.1	126.5
Prepaid expenses	169.9	98.3
Intangible assets, net	134.9	66.0
Current and deferred federal and state tax assets	60.8	55.6
Other(2)	464.4	381.6
Total other assets	$2,248.5	$1,639.2
(1)

Included in this balance are LIHTC of $299.2 million and $263.3 million as of December 31, 2020 and December 31, 2019, respectively, that provide tax benefits to investors in the form of tax deductions from operating losses and tax credits. During 2020, 2019 and 2018, the Company recorded $27.4 million, $29.8 million and $29.1 million, respectively, in tax provisions under the proportional amortization method. During 2020, 2019 and 2018, the Company recognized total tax benefits of $35.9 million, $35.5 million and $34.2 million, respectively, which included tax credits of $26.7 million, $28.0 million, and $27.0 million recorded in income taxes. The Company is periodically required to provide additional financial support during the investment period. The Company’s liability for these unfunded commitments are included in Note 12 – Other Liabilities. Refer to Note 1 – Business and Summary of Significant Accounting Policy for additional information. See also Note 9 – Variable Interest Entities.

(2)	Other includes accrued interest and dividends, assets supporting legacy non-qualified compensation plans, accrued rent on operating leases, servicing advances, OREO and other miscellaneous assets.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — DEPOSITS

The following table provides detail on deposit types.

Deposits — Deposit types (dollars in millions)

	December 31,	December 31,
	2020	2019
Interest-bearing	$39,686.9	$33,546.4
Non-interest bearing	3,384.7	1,593.1
Total deposits	$43,071.6	$35,139.5

The following table presents the maturities of time deposits.

Deposits —Maturities (dollars in millions)

December 31,
2020
Time deposits, remaining contractual maturity:
Within one year	$7,638.3
One to two years	1,387.0
Two to three years	434.0
Three to four years	647.4
Four to five years	315.4
Over five years	3.1
Total Time deposits	$10,425.2

The following table presents the maturity profile of time deposits with a denomination of $100,000 or more.

Time Deposits $100,000 or More (dollars in millions)

December 31,
2020
Time Deposits:
Three months or less	$2,243.2
After three months through six months	1,446.3
After six months through twelve months	1,539.8
After twelve months	939.8
Total	$6,169.1

The Company also had aggregate time deposits of $2,091.8 million and $2,284.3 million in denominations of more than $250,000 at December 31, 2020 and 2019, respectively.

NOTE 9 — VARIABLE INTEREST ENTITIES

Variable Interest Entities

Described below are the results of the Company’s assessment of its variable interests in order to determine its current status with regards to being the VIE PB. See Note 1 — Business and Summary of Significant Accounting Policies for additional information on accounting for VIEs.

Consolidated VIEs

At December 31, 2020 and 2019, there were no consolidated VIEs.

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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unconsolidated VIEs Carrying Value (dollars in millions)

	December 31, 2020		December 31, 2019
	Securities	Partnership Investment	Securities	Partnership Investment
Agency securities	$4,362.2	$—	$5,338.6	$—
Tax credit equity investments	—	311.5	—	277.1
Equity investments	—	111.9	—	84.0
Total Assets	$4,362.2	$423.4	$5,338.6	$361.1
Commitments to tax credit investments(1)	$—	$168.3	$—	$120.1
Total Liabilities	$—	$168.3	$—	$120.1
Maximum loss exposure	$4,362.2	$423.4	$5,338.6	$361.1
(1)

Represents commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand and are recorded in Other liabilities.

NOTE 10 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	December 31, 2020			December 31, 2019
	CIT Group Inc.	Subsidiaries	Total	Total
Unsecured borrowings:
Senior	$3,923.3	$313.0	$4,236.3	$3,967.9
Subordinated notes	494.9	—	494.9	494.4
Secured borrowings:
FHLB advances	—	1,100.0	1,100.0	1,650.0
Other secured and structured financings	—	6.1	6.1	361.1
Total borrowings	$4,418.2	$1,419.1	$5,837.3	$6,473.4

The following table summarizes contractual maturities of borrowings outstanding, which excludes PAA discounts, original issue discounts and FSA discounts.

Contractual Maturities – Borrowings as of December 31, 2020 (dollars in millions)

	Total	2021	2022	2023	2024	Thereafter
Senior Unsecured notes	$4,263.6	$500.0	$1,147.0	$750.0	$1,000.0	$866.6
Subordinated unsecured notes	500.0	—	—	—	—	500.0
FHLB advances	1,100.0	—	1,100.0	—	—	—
Other secured and structured financings	7.5	—	—	—	7.5	—
Total Long-term borrowings	$5,871.1	$500.0	$2,247.0	$750.0	$1,007.5	$1,366.6

Unsecured Borrowings

Revolving Credit Facility

The Revolving Credit Facility had a total commitment amount of $300 million at December 31, 2020, compared to $400 million at December 31, 2019. The facility was amended during the first quarter of 2020 to 1) reduce the total commitment amount by $100 million, 2) extend the final maturity date of the lenders’ commitments from March 1, 2021 to November 1, 2021, 3) reduce the Tier 1 capital ratio requirement from 9.0% to 8.5%, and 4) lower the applicable margin charged under the facility to 1.75% for LIBOR Rate loans and 0.75% for Base Rate loans.

At December 31, 2020, the Revolving Credit Facility was unsecured and was guaranteed by three of the Company’s domestic operating subsidiaries. In addition, the applicable required minimum guarantor asset coverage ratio ranges from 1.0:1.0 to 1.5:1.0 based on CIT’s credit ratings and was 1.25:1.00 at December 31, 2020.

The Revolving Credit Facility may be drawn, prepaid and redrawn at the option of CIT. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty. The $300 million total commitment amount consisted of a $200 million revolving loan tranche and a $100 million revolving loan tranche that can also be utilized for issuance of letters of credit. At December 31, 2020, approximately $35 million was utilized for CIT’s issuances of letters of credit.

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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 9, 2021, we redeemed all of the aggregate principal amount ($500 million) of outstanding 4.125% Senior Notes due March 2021 at par.

In addition to the notes shown in the above table, there is an unsecured note outstanding with a 6.0% coupon and a carrying value of $40.5 million (par value of $51.4 million) that matures in 2036.

The debt redemptions resulted in debt extinguishment net gains of $14.7 million for the year ended December 31, 2020 and losses of $0.5 million and $38.6 million for the years ended December 31, 2019 and 2018, respectively.

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

Secured Borrowings

At December 31, 2020, the Company had pledged $14.3 billion of assets to several financing facilities (including collateral for the FRB discount window that is currently not drawn) which included $12.5 billion of loans and $1.8 billion of investment securities. Under the FHLB Facility, CIT Bank, N.A. may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that CIT Bank, N.A. is in compliance with the collateral maintenance requirement immediately following such disposition and all other requirements of the facility at the time of such disposition.

FHLB Advances

The following table presents FHLB balances.

FHLB Balances Summary (dollars in millions)

				December 31,
	December 31, 2020			2019
	Lending Assets	High Quality Liquid Securities	Total	Total
Total borrowing capacity	$5,494.1	$1,681.2	$7,175.3	$6,350.5
Less:
Advances	(1,100.0)	—	(1,100.0)	(1,650.0)
Available capacity	$4,394.1	$1,681.2	$6,075.3	$4,700.5
Pledged assets (1)	$7,083.6	$1,784.4	$8,868.0	$6,987.6
Weighted Average Rate			0.82%	2.04%
(1)	December 31, 2019 pledged assets included $50.4 million of HQL securities.

Other Secured and Structured Financings

Other secured (other than FHLB) and structured financings of CIT-owned subsidiaries totaled $6.1 million and $361.1 million at December 31, 2020 and 2019, respectively. Pledged assets related to these borrowings and the undrawn ABL facility totaled $2,486.4 million and $2,205.9 million at December 31, 2020 and 2019, respectively. The outstanding secured and structured financings as of December 31, 2020 had a weighted average rate of 4.39%, compared to a weighted average rate of 3.03% at December 31, 2019.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FRB

There were no outstanding borrowings with the FRB Discount Window as of December 31, 2020 and December 31, 2019.

NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS

See Derivative Financial Instruments and Recent Accounting Pronouncements sections in Note 1 — Business and Summary of Significant Accounting Policies for the description of the Company’s derivative products and transaction policies.

In October 2020, the Chicago Mercantile Exchange and LCH Clearnet completed the discounting transition process for USD interest rate swaps from U.S. Federal Funds Rate to SOFR. The transition did not have a significant impact on CIT’s financial statements. In addition, on October 23, 2020, the International Swaps and Derivatives Association (“ISDA”) published the Interbank offered rate (“IBOR”) Fallbacks Supplement and IBOR Fallbacks Protocol, effective January 25, 2021. The supplement incorporates the fallbacks into new covered IBOR derivatives referencing the 2006 ISDA Definitions unless the parties specifically agree to exclude them. Supervisory authorities encourage all market participants to adhere to the protocol. CIT Bank adhered to the protocol in January 2021.

The following table presents notional amount and fair value of derivative financial instruments on a gross basis.

Notional Amount and Fair Value of Derivative Financial Instruments (dollars in millions)

	December 31, 2020			December 31, 2019
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments (Qualifying hedges)
Foreign exchange contracts	$33.9	$-	$(0.3)	$676.3	$-	$(10.6)
Interest rate contracts(1)(3)	500.0	-	-	1,250.0	-	-
Total derivatives designated as hedging instruments	533.9	-	(0.3)	1,926.3	-	(10.6)
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts(1)(3)	21,192.9	429.6	(72.2)	17,588.1	176.9	(14.5)
Foreign exchange contracts	247.8	1.7	(6.0)	982.9	13.7	(6.1)
Other contracts(2)	875.8	0.3	(0.7)	714.7	0.1	(0.8)
Total derivatives not designated as hedging instruments	22,316.5	431.6	(78.9)	19,285.7	190.7	(21.4)
Gross derivatives fair values presented in the Consolidated Balance Sheets	$22,850.4	431.6	(79.2)	$21,212.0	190.7	(32.0)
Less: Gross amounts offset in the Consolidated Balance Sheets		-	-		-	-
Net amount presented in the Consolidated Balance Sheet		431.6	(79.2)		190.7	(32.0)
Less: Amounts subject to master netting agreements(4)		(4.7)	4.7		(11.8)	11.8
Less: Cash collateral pledged (received) subject to master netting agreements(5)		-	42.9		(1.2)	14.3
Total net derivative fair value		$426.9	$(31.6)		$177.7	$(5.9)
(1)	Fair value balances include accrued interest.
(2)	Other derivative contracts not designated as hedging instruments include risk participation agreements.
(3)

The Company accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market”. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. Gross amounts of recognized assets and liabilities were lowered by $20.5 million and $339.9 million, respectively at December 31, 2020 and $16.2 million and $142.8 million, respectively at December 31, 2019.

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

Qualifying Hedges

CIT enters into interest rate swap agreements to manage interest rate exposure on its fixed-rate borrowings. The agreements that qualify for hedge accounting are designated as fair value hedges. The following table represents gains (losses) of fair value hedges recognized as interest expense on the consolidated statements of operations.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Gains (Losses) on Qualifying Hedges (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
Recognized on derivatives(1)	$0.2	$3.6	$0.3
Recognized on hedged item	(0.2)	(3.6)	(0.3)
Net recognized on fair value hedges (No ineffectiveness)	$-	$-	$-
(1)	Gains (losses) exclude amounts related to interest settlements on derivatives.

The following table presents the carrying value of hedged items and associated cumulative hedging adjustment related to fair value hedges.

Cumulative Fair Value Hedging Adjustments (dollars in millions)

		Cumulative Fair Value Hedging Adjustment Included in the Carrying Value of Hedged Items
	Carrying Value of Hedged Items(1)	Currently Designated	No Longer Designated
December 31, 2020
Long-term Debt	$1,534.4	$1.1	$1.8
December 31, 2019
Long-term Debt	$1,747.0	$2.1	$1.5

(1)	Carrying value includes $1,033.9 million and $499.4 million of carrying value of hedged items no longer designated as of December 31, 2020 and 2019, respectively.

The following table presents the pre-tax net gains (losses) recorded in the consolidated statements of operations and the consolidated statements of comprehensive income (loss) relating to derivatives designated as net investment hedges.

Pre-tax Net Gains (Losses) Relating to Derivatives Designated as Net Investment Hedges (dollars in millions)

		Amounts
	Amounts	Recorded in Other
	Reclassified from	Comprehensive	Total Change in
	AOCI to Income	Income	AOCI for Period
Contract Type
Year ended December 31, 2020
Foreign currency forward contracts - net investment hedges	$-	$(2.8)	$(2.8)
Year ended December 31, 2019
Foreign currency forward contracts - net investment hedges	$-	$(27.3)	$(27.3)
Year ended December 31, 2018
Foreign currency forward contracts - net investment hedges	$51.5	$72.2	$20.7

Non-Qualifying Hedges

The following table presents gains (losses) of non-qualifying hedges recognized as other non-interest income on the consolidated statements of operations.

Gains (Losses) on Non-Qualifying Hedges (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
Interest rate contracts	$17.3	$11.7	$17.1
Foreign currency forward contracts	(12.8)	25.5	(13.5)
Other contracts	(0.5)	1.7	13.2
Total non-qualifying hedges – statement of operations impact	$4.0	$38.9	$16.8

TRS Facility

Two of CIT’s wholly-owned subsidiaries, one Canadian, CIT Financial Ltd. (“CFL”) and one Dutch, CIT TRS Funding B.V. (“BV”),

were each party to a financing facility (the “Canadian TRS Facility” and the “Dutch TRS Facility”, respectively) that were structured as TRS. Both were terminated in 2018. The exercise of BV’s option to terminate the Dutch TRS Facility prior to maturity required an $85.6 million payment, representing the present value of the remaining facility fee. This payment, in combination with the decrease of the Dutch TRS derivative liability of $13.3 million, contributed to a net pretax charge of $69.5 million in other non-interest income in 2018.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — OTHER LIABILITIES

The following table presents the components of other liabilities.

Other Liabilities (dollars in millions)

	December 31,	December 31,
	2020	2019
Accrued expenses and accounts payable	$546.4	$565.4
Lease liabilities	249.9	242.6
Commitment to fund tax credit investments	167.7	119.5
Current and deferred taxes payable	122.1	167.2
Accrued interest payable	88.2	92.9
Fair value of derivative financial instruments	79.2	32.0
Allowance for off-balance sheet credit exposure	78.3	37.1
Other(1)	423.1	448.0
Total other liabilities	$1,754.9	$1,704.7
(1)	Other consists of liabilities for taxes other than income, equipment maintenance liabilities, contingent liabilities and other miscellaneous liabilities.

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

The Company considered the impact of the COVID-19 pandemic on the markets related to the Company’s assets and liabilities for the purpose of fair value measurement. The Company observed increased volatility in those markets with significant effects on market prices and interest rates, in addition to significant decreases in the level of activity in the markets for its assets and liabilities. However, the Company did not identify persuasive evidence to conclude that the markets were not orderly. As a result, the fair value of the Company’s assets and liabilities were measured based on market conditions that existed as of December 31, 2020.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s assets and liabilities measured at estimated fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
December 31, 2020
Assets
Residential MBS – U.S. government/sponsored agency	$2,579.8	$—	$2,579.8	$—
U.S. treasury securities	502.7	7.8	494.9	—
Other securities	3,591.0	—	3,580.7	10.3
Total debt securities AFS	6,673.5	7.8	6,655.4	10.3
Securities carried at fair value with changes recorded in net income	—	—	—	—

Interest rate contracts — non-qualifying hedges	429.6	—	428.1	1.5
Other derivative — non-qualifying hedges	2.0	—	1.7	0.3
Total derivative assets at fair value — non-qualifying hedges(1)	431.6	—	429.8	1.8
Total	$7,105.1	$7.8	$7,085.2	$12.1
Liabilities
Interest rate contracts — non-qualifying hedges	$(72.2)	$—	$(72.2)	$—
Other derivative— non-qualifying hedges	(6.7)	—	(6.0)	(0.7)
Total derivative liabilities at fair value — non-qualifying hedges(1)	(78.9)	—	(78.2)	(0.7)
Foreign currency forward contracts — net investment qualifying hedges	(0.3)	—	(0.3)	—
Total derivative liabilities at fair value — qualifying hedges	(0.3)	—	(0.3)	—
Total	$(79.2)	$—	$(78.5)	$(0.7)
December 31, 2019
Assets
Residential MBS – U.S. government/sponsored agency	$4,773.8	$—	$4,773.8	$—
U.S. treasury securities	11.3	4.7	6.6	—
Other securities	1,226.7	—	1,159.6	67.1
Total debt securities AFS	6,011.8	4.7	5,940.0	67.1
Securities carried at fair value with changes recorded in net income	47.2	0.1	47.1	—

Interest rate contracts — non-qualifying hedges	176.9	—	176.7	0.2
Other derivative — non-qualifying hedges	13.8	—	13.7	0.1
Total derivative assets at fair value — non-qualifying hedges(1)	190.7	—	190.4	0.3
Total	$6,249.7	$4.8	$6,177.5	$67.4
Liabilities
Interest rate contracts — non-qualifying hedges	$(14.5)	$—	$(14.5)	$—
Other derivative— non-qualifying hedges	(6.9)	—	(6.1)	(0.8)
Total derivative liabilities at fair value — non-qualifying hedges(1)	(21.4)	—	(20.6)	(0.8)
Foreign currency forward contracts — net investment qualifying hedges	(10.6)	—	(10.6)	—
Total derivative liabilities at fair value — qualifying hedges	(10.6)	—	(10.6)	—
FDIC True-up liability	(68.8)	—	—	(68.8)
Total	$(100.8)	$—	$(31.2)	$(69.6)
(1)	Derivative fair values include accrued interest.

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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FDIC True-up Liability — The FDIC True-up liability was recorded at estimated fair value as of the date of the OneWest transaction related to the FDIC-assisted transaction of La Jolla and was measured at fair value at each reporting date until the contingency was resolved. Due to the significant unobservable inputs used, these measurements were classified as Level 3. The FDIC True-up liability was settled in April 2020.

The following tables summarize information about significant unobservable inputs related to the Company’s categories of Level 3 financial assets and liabilities measured on a recurring basis.

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2020
Assets
Debt Securities — AFS	$10.3	Discounted cash flow	Discount Rate	8.5% - 10.4%	9.5%
Derivative assets — non qualifying	1.8	Internal valuation model	Borrower Rate	1.9% - 3.6%	2.7%
Total Assets	$12.1
Liabilities
Derivative liabilities — non-qualifying	$(0.7)	Internal valuation model
Total Liabilities	$(0.7)
December 31, 2019
Assets
Debt Securities — AFS	$67.1	Discounted cash flow	Discount Rate	6.0% - 6.2%	6.0%
Derivative assets — non qualifying	0.3	Internal valuation model	Borrower Rate	2.8% - 5.0%	3.6%
Total Assets	$67.4
Liabilities
FDIC True-up liability	$(68.8)	Discounted cash flow	Discount Rate	2.2%	2.2%
Derivative liabilities — non-qualifying	(0.8)	Internal valuation model
Total Liabilities	$(69.6)

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3).

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Derivative Assets- Non- Qualifying	Derivative Liabilities- Non- Qualifying	FDIC True-up Liability
Balance as of December 31, 2019	$67.1	$0.3	$(0.8)	$(68.8)
Included in earnings	0.1	1.5	0.1	(0.2)
Included in comprehensive income	(1.2)	—	—	—
Maturity and settlements	(54.0)	—	—	69.0
Impairment	(1.7)	—	—	—
Balance as of December 31, 2020	$10.3	$1.8	$(0.7)	$—
Balance as of December 31, 2018	$65.9	$0.4	$—	$(66.9)
Included in earnings	0.1	(0.1)	(0.8)	(1.9)
Included in comprehensive income	1.1	—	—	—
Balance as of December 31, 2019	$67.1	$0.3	$(0.8)	$(68.8)

Assets Measured at Fair Value on a Non-recurring Basis

Certain assets or liabilities are required to be measured at estimated fair value on a non-recurring basis subsequent to initial recognition. Generally, these adjustments are the result of LOCOM or other impairment accounting.

The Company performed its annual goodwill impairment test during the fourth quarter of 2020. Based on our annual assessment, a full impairment was taken on the goodwill. See Note 25 – Goodwill and Intangible Assets for details.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents carrying value of assets measured at estimated fair value on a non-recurring basis for which gains and losses from a non-recurring fair value adjustment have been recorded in the periods.

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
December 31, 2020
Assets held for sale	$701.6	$—	$—	$701.6	$(112.7)
Loans	106.4	—	—	106.4	(55.6)
Mortgage servicing rights	4.3	—	—	4.3	(4.5)
ROU assets	4.4	—	—	4.4	(6.1)
Total	$816.7	$—	$—	$816.7	$(178.9)
December 31, 2019
Assets held for sale	$22.6	$—	$1.9	$20.7	$2.2
Impaired loans	244.8	—	—	244.8	(73.5)
Tax credit investments	82.0	—	—	82.0	(5.1)
Total	$349.4	$—	$1.9	$347.5	$(76.4)

The methods and assumptions used to estimate the fair value of each class of financial instruments measured at fair value on a non-recurring basis are as follows:

Assets Held for Sale — The fair value of Level 2 assets was primarily estimated based on the prices of recent trades of similar assets. The fair value of Level 3 assets was valued under the income approach using the discounted cash flow model based on level 3 inputs including discount rate.

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

ROU Assets — During 2020, the Company recognized an impairment loss on ROU assets for certain leased facilities. The fair value of ROU assets was measured based on the discounted cash flows of estimated rental income for the office space to be subleased, using market participant assumptions. As unobservable inputs are used, ROU assets are classified as Level 3. See Note 5 – Leases for details.

Impaired Loans — The value of impaired loans was assessed through the evaluation of their aggregate carrying values relative to contractual amounts owed (unpaid principal balance) from customers. See Note 3 – Loans for methods and assumptions used.

Tax Credit Investments — The fair value was estimated based on remaining future tax benefits and Level 3 inputs including market yields of comparable investments. During the fourth quarter of 2019, the Company recognized an impairment loss of $5.1 million on certain tax credit investments.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments not Measured at Fair Value

The carrying values and estimated fair values of financial instruments not measured at fair value presented below exclude leases and certain other assets and liabilities, which were not required for disclosure.

Carrying Value and Fair Value of Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2020
Financial Assets
Cash and interest bearing deposits	$4,011.7	$4,011.7	$—	$—	$4,011.7
Assets held for sale (excluding leases)	720.0	—	14.5	706.2	720.7
Loans (excluding leases)(1)	32,812.9	—	1,332.1	32,285.4	33,617.5
Securities purchased under agreements to resell	150.0	—	150.0	—	150.0
Investment securities(2)	215.5	—	—	215.5	215.5
Financial Liabilities
Deposits(3)	(43,086.0)	—	—	(43,224.0)	(43,224.0)
Borrowings(3)	(5,911.1)	—	(6,371.3)	(8.0)	(6,379.3)
Credit balances of factoring clients	(1,719.9)	—	—	(1,719.9)	(1,719.9)
December 31, 2019
Financial Assets
Cash and interest bearing deposits	$2,685.6	$2,685.6	$—	$—	$2,685.6
Assets held for sale (excluding leases)	29.6	—	7.5	22.2	29.7
Loans (excluding leases)(1)	28,297.4	—	1,114.5	27,684.3	28,798.8
Securities purchased under agreement to resell	950.0	—	950.0	—	950.0
Investment securities(2)	217.8	—	—	217.8	217.8
Financial Liabilities
Deposits(3)	(35,156.2)	—	—	(35,263.8)	(35,263.8)
Borrowings(3)	(6,549.6)	—	(6,532.0)	(365.2)	(6,897.2)
Credit balances of factoring clients	(1,176.2)	—	—	(1,176.2)	(1,176.2)
(1)	Carrying value of loans (excluding leases) is net of the ACL.
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

Investment Securities –non-marketable — Utilize Level 3 inputs to estimate fair value and were generally recorded under the measurement alternative. FHLB and FRB stock carrying values approximate fair value. Of the remaining non-marketable securities, the fair value is determined based on techniques that use significant assumptions that are not observable in the market.

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
▪

Secured borrowings — consists of FHLB advances. The estimated fair value of FHLB advances was based on a discounted cash flow technique. The cash flows were calculated using the contractual features of the advance and then discounted using observable market.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Level 3 fair value of borrowings included:

▪

Secured borrowings — consists of structured financings and other secured borrowings. The fair value of structured financings was estimated based on a discounted cash flow technique using observable market interest rates adjusted for estimated spreads. The fair value of other secured borrowings was estimated based on unobservable inputs.

Credit balances of factoring clients —The impact of the time value of money from the unobservable discount rate for credit balances of factoring clients is inconsequential due to the short term nature of these balances, therefore, the carrying value approximated fair value, and the credit balances were classified as Level 3.

NOTE 14 — STOCKHOLDERS' EQUITY

In conjunction with the MOB Acquisition, consideration paid included the issuance of approximately 3.1 million shares of CIT Group Inc. common stock. A roll forward of common stock is presented in the following table.

	Issued	Less Treasury	Outstanding
Common stock - December 31, 2019	162,188,287	(67,445,723)	94,742,564
Common stock issuance - acquisition	-	3,094,697	3,094,697
Restricted stock issued	923,505	-	923,505
Shares held to cover taxes on vesting restricted shares and other	-	(349,440)	(349,440)
Employee stock purchase plan participation	198,069	-	198,069
Common stock - December 31, 2020	163,309,861	(64,700,466)	98,609,395

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

The Company declared and paid dividends on our common and preferred stock totaling $171.5 million and $146.7 million during 2020 and 2019, respectively.

Accumulated Other Comprehensive Income (Loss) ("AOCI")

The following table details the components of AOCI, net of tax:

Components of Accumulated Other Comprehensive Loss (dollars in millions)

	December 31, 2020			December 31, 2019
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(2.6)	$(6.5)	$(9.1)	$(1.9)	$(7.2)	$(9.1)
Changes in benefit plans net loss and prior service (cost)/credit	(42.5)	(3.6)	(46.1)	(51.3)	(1.3)	(52.6)
Net gains (loss) on securities AFS	123.0	(32.1)	90.9	13.6	(4.0)	9.6
Total accumulated other comprehensive income (loss)	$77.9	$(42.2)	$35.7	$(39.6)	$(12.5)	$(52.1)

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (dollars in millions)

	Foreign Currency Translation Adjustments	Changes in Benefit Plan Net Gain (Loss) and Prior Service (Cost) Credit	Unrealized Net Gains (Losses) on AFS Securities	Total AOCI
Balance as of December 31, 2019	$(9.1)	$(52.6)	$9.6	$(52.1)
AOCI activity before reclassifications	—	6.1	108.9	115.0
Amounts reclassified from AOCI	—	0.4	(27.6)	(27.2)
Net current period AOCI	—	6.5	81.3	87.8
Balance as of December 31, 2020	$(9.1)	$(46.1)	$90.9	$35.7

Balance as of December 31, 2018	$(20.9)	$(70.2)	$(87.2)	$(178.3)
AOCI activity before reclassifications	11.8	17.6	100.4	129.8
Amounts reclassified from AOCI	—	—	(3.6)	(3.6)
Net current period AOCI	11.8	17.6	96.8	126.2
Balance as of December 31, 2019	$(9.1)	$(52.6)	$9.6	$(52.1)

Other Comprehensive Income (Loss)

The amounts included in the Consolidated Statements of Comprehensive Income are net of income taxes.

Reclassifications Out of AOCI (dollars in millions)

Years Ended December 31,	2020			2019
	Gross Amount	Tax	Net Amount	Gross Amount	Tax	Net Amount	Income Statement Line Item
Foreign currency translation adjustments gains (losses)
AOCI activity before reclassification	$(0.7)	$0.7	$—	$4.8	$7.0	$11.8
Net change	(0.7)	0.7	—	4.8	7.0	11.8
Changes in benefit plan net loss and prior service (cost)/credit losses
AOCI activity before reclassification	8.3	(2.2)	6.1	23.6	(6.0)	17.6
Reclassifications Out of AOCI	0.5	(0.1)	0.4	—	—	—	Operating expenses
Net change	8.8	(2.3)	6.5	23.6	(6.0)	17.6
Unrealized net gains on securities AFS
AOCI activity before reclassification	146.5	(37.6)	108.9	135.5	(35.1)	100.4
Reclassifications Out of AOCI	(37.1)	9.5	(27.6)	(4.8)	1.2	(3.6)	Other non-interest income
Net change	109.4	(28.1)	81.3	130.7	(33.9)	96.8
Net current period OCI	$117.5	$(29.7)	$87.8	$159.1	$(32.9)	$126.2

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — REGULATORY CAPITAL

The Company and the Bank are each subject to various regulatory capital requirements administered by the FRB and the OCC. Quantitative measures established by regulation to ensure capital adequacy require that the Company and the Bank each maintain minimum amounts and ratios of Total, Tier 1 and Common Equity Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average assets. We compute capital ratios in accordance with Federal Reserve capital guidelines and OCC capital rules for assessing adequacy of capital for the Company and CIT Bank, respectively. The regulatory capital rules applicable to the Company and the Bank were the Basel III Rule and the Simplification Final Rule for the period ended December 31, 2020, and the Basel III Rule and the Transition Final Rule for the period ended December 31, 2019. CIT and CIT Bank are also subject to certain capital ratio requirements based on Regulation Y for Bank Holding Companies (“BHC”) and the FDIC’s Prompt Corrective Action (“PCA”) framework. CIT Group and CIT Bank capital ratios were all in excess of minimum capital ratios to be considered well-capitalized under Regulation Y and the PCA framework, respectively, at December 31, 2020 and 2019.

During 2020, the OCC, FRB and FDIC collectively adopted a rule that allows banking organizations to delay for two years the impact of CECL’s effect on regulatory capital, followed by a three-year transition period. During the first two years of the five-year transition period, CIT will delay the day one impact of CECL to retained earnings ($82.4 million), plus a scaling factor of 25 percent of the change in the Adjusted Allowance for Credit Losses (“AACL”) from initial CECL implementation to the end of the current quarter, excluding the impact of the initial non-PCD charge related to MOB, or $366.1 million times 25 percent ($91.5 million) as of December 31, 2020. After the initial two-year delay period, there will be a three-year transition period starting January 1, 2022. The day one impact of CECL and the 25% scaling factor of the change in non-PCD ACL from Day 1 to the end of the second year will be phased out as follows: 75 percent of transitional benefits are recognized in regulatory capital in year three; 50 percent in year four; and 25 percent in year five. After year five, CIT expects to have fully reversed out the temporary regulatory capital benefits from the two-year delay and three-year transition period. These changes are only applicable to regulatory capital, which resulted in an increase to CET1 capital of $174.0 million as of December 31, 2020. There was no impact to the balance sheet or the statement of operations.

The following table summarizes the actual and effective minimum required capital ratios:

Capital Components and Ratios (dollars in millions)

	CIT		CIT Bank, N.A.
	December 31,	December 31,	December 31,	December 31,
	2020	2019	2020	2019
Common Equity Tier 1 Capital	$5,192.8	$5,444.4	$4,907.7	$4,879.6
Tier 1 Capital	5,717.8	5,969.3	4,907.7	4,879.6
Total Capital	6,863.2	6,983.3	5,760.1	5,644.3
Risk-Weighted Assets	51,847.0	45,262.0	43,962.5	37,150.5
Common Equity Tier 1 Capital Ratio:
Actual	10.0%	12.0%	11.2%	13.1%
Effective minimum ratios under Basel III guidelines(1)	7.0%	7.0%	7.0%	7.0%
BHC and PCA Well-Capitalized	(2)	(2)	6.5%	6.5%
Tier 1 Capital Ratio:
Actual	11.0%	13.2%	11.2%	13.1%
Effective minimum ratios under Basel III guidelines(1)	8.5%	8.5%	8.5%	8.5%
BHC and PCA Well-Capitalized	6.0%	6.0%	8.0%	8.0%
Total Capital Ratio:
Actual	13.2%	15.4%	13.1%	15.2%
Effective minimum ratios under Basel III guidelines(1)	10.5%	10.5%	10.5%	10.5%
BHC and PCA Well-Capitalized	10.0%	10.0%	10.0%	10.0%
Tier 1 Leverage Ratio:
Actual	9.5%	11.9%	8.9%	11.0%
Required minimum ratio for capital adequacy purposes(1)	4.0%	4.0%	4.0%	4.0%
BHC and PCA Well-Capitalized	(2)	(2)	5.0%	5.0%
(1)

Required minimum ratios include stated minimums of 4.5%, 6% and 8% for CET1 capital, Tier 1 capital and Total capital ratios, respectively, plus the fully phased-in capital conservation buffer of 2.5%.

(2)	Regulation Y for the bank holding company does not define well-capitalized ratios for CET1 ratio and Tier 1 leverage ratio.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — EARNINGS PER SHARE

The following table sets forth the computation of the Basic and Diluted earnings per share:

Earnings per Share (dollars in millions, except per share amounts; shares in thousands)

	Years Ended December 31,
	2020	2019	2018
(Loss) income from continuing operations	$(615.3)	$529.4	$472.1
Preferred stock dividends	31.1	18.9	18.9
(Loss) income from continuing operations available to common shareholders	(646.4)	510.5	453.2
Income (loss) from discontinued operations	-	0.5	(25.0)
Net (loss) income available to common shareholders	$(646.4)	$511.0	$428.2
Weighted Average Common Shares Outstanding
Basic shares outstanding	98,405	96,503	117,653
Stock-based awards(1)(2)	-	418	1,124
Diluted shares outstanding	98,405	96,921	118,777
Basic Earnings Per Common Share Data
(Loss) income from continuing operations	$(6.57)	$5.29	$3.85
Income (loss) from discontinued operations	-	0.01	(0.21)
Basic (loss) income per common share	$(6.57)	$5.30	$3.64
Diluted Earnings Per Common Share Data(2)
(Loss) income from continuing operations	$(6.57)	$5.27	$3.82
Loss from discontinued operations	-	-	(0.21)
Diluted (loss) income per common share	$(6.57)	$5.27	$3.61
(1)

Represents the incremental shares from non-qualified restricted stock awards, performance shares, and in-the-money stock options. Weighted average restricted shares, performance shares and options that were either out-of-the money or did not meet performance targets and therefore excluded from diluted earnings per share totaled 0.9 million, 0.8 million, and 0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(2)

Due to the net loss for the year ended December 31, 2020, the diluted earnings per share calculation excluded an insignificant amount of weighted average restricted shares, performance shares, and options, as they were anti-dilutive. The basic weighted average shares outstanding and net loss for the year ended December 31, 2020 were utilized for the diluted earnings per share calculation.

NOTE 17 — NON-INTEREST INCOME

Non-interest Income (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
Rental income on operating leases	$810.9	$857.7	$1,009.0
Other non-interest income	540.5	415.2	373.8
Total non-interest income	$1,351.4	$1,272.9	$1,382.8
Other non-interest income
Fee income	$133.2	$116.7	$103.5
Gains on leasing equipment, net of impairments	92.5	71.1	59.5
Factoring commissions	83.3	98.8	102.4
BOLI income	39.9	29.1	25.5
Gains on investment securities, net of impairments	38.1	6.2	15.3
Property tax income	17.9	22.2	-
Other income	135.6	71.1	67.6
Total other non-interest income	$540.5	$415.2	$373.8

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — NON-INTEREST EXPENSES

Non-Interest Expense (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
Depreciation on operating lease equipment	$327.4	$308.6	$311.1
Maintenance and other operating lease expenses	212.5	180.7	230.4
Operating expenses	1,309.9	1,113.2	1,070.0
Goodwill impairment	485.1	-	-
(Gain) loss on debt extinguishments and deposit redemptions	(14.7)	0.5	38.6
Total non-interest expenses	$2,320.2	$1,603.0	$1,650.1
Operating expenses
Compensation and benefits	$649.4	$566.8	$558.4
Technology	157.0	135.8	131.5
Professional fees	104.3	75.9	82.7
Net occupancy expense	93.5	91.3	65.6
Insurance	81.5	51.1	68.3
Restructuring costs	37.2	15.1	-
Advertising and marketing	34.1	40.4	47.6
Intangible asset amortization	33.9	23.2	23.9
Property tax expense	19.1	24.1	-
Other expenses	99.9	89.5	92.0
Total operating expenses	$1,309.9	$1,113.2	$1,070.0

NOTE 19 — INCOME TAXES

The following table presents the U.S. and non-U.S. components of income before provision (benefit) for income taxes:

Income from Continuing Operations Before Provision (Benefit) for Income Taxes (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
U.S. operations	$(759.2)	$609.2	$471.4
Non-U.S. operations	55.8	14.7	165.6
Income from continuing operations before provision / (benefit) for income taxes	$(703.4)	$623.9	$637.0

The provision (benefit) for income taxes is comprised of the following:

Provision (Benefit) for Income Taxes (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
Current U.S. federal income tax provision / (benefit)	$(16.0)	$(10.9)	$29.5
Deferred U.S. federal income tax provision / (benefit)	(52.2)	118.1	56.1
Total federal income tax provision / (benefit)	(68.2)	107.2	85.6
Current state and local income tax provision / (benefit)	22.3	(2.1)	8.4
Deferred state and local income tax provision / (benefit)	(44.9)	51.4	24.8
Total state and local income tax provision / (benefit)	(22.6)	49.3	33.2
Total non-U.S. income tax provision / (benefit)	2.7	(61.8)	37.6
Total provision / (benefit) for income taxes	$(88.1)	$94.7	$156.4
Continuing operations	$(88.1)	$94.5	$164.9
Discontinued operations	—	0.2	(8.5)
Total provision / (benefit) for income taxes	$(88.1)	$94.7	$156.4

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation from the U.S. Federal statutory rate to the Company's actual effective income tax rate is as follows:

Percentage of Pretax Income Years Ended December 31 (dollars in millions)

	Effective Tax Rate
	2020			2019			2018
Continuing Operations	Pretax Income	Income Tax Expense (Benefit)	Percent of Pretax Income	Pretax Income	Income Tax Expense (Benefit)	Percent of Pretax Income	Pretax Income	Income Tax Expense (Benefit)	Percent of Pretax Income
Federal income tax rate	$(703.4)	$(147.7)	21.0%	$623.9	$131.1	21.0%	$637.0	$133.8	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax (benefit) provision	—	(30.5)	4.3%	—	32.1	5.1%	—	30.2	4.7%
Non-deductible goodwill	—	80.8	(11.5)%	—	—	—%	—	—	—%
Domestic tax credits	—	(12.6)	1.8%	—	(11.1)	(1.8)%	—	(13.2)	(2.1)%
Deferred tax asset adjustment	—	21.2	(3.0)%	—	—	—%	—	—	—%
Effect of tax law changes	—	(1.7)	0.3%	—	—	—%	—	—	—%
Difference in tax rates applicable to non-U.S. earnings	—	0.4	(0.1)%	—	(1.4)	(0.2)%	—	7.2	1.1%
International income subject to U.S. tax	—	—	—%	—	1.1	0.2%	—	8.7	1.4%
Unrecognized tax expense (benefit)	—	(3.6)	0.5%	—	(12.1)	(1.9)%	—	1.5	0.2%
Deferred income taxes on international unremitted earnings	—	—		—	(53.4)	(8.6)%	—	12.4	1.9%
International restructuring	—	—		—	—	—%	—	13.6	2.2%
Valuation allowances	—	(1.0)	0.1%	—	(10.0)	(1.6)%	—	(28.9)	(4.4)%
Other	—	6.6	(0.9)%	—	18.2	2.9%	—	(0.4)	(0.1)%
Effective Tax Rate — continuing operations		$(88.1)	12.5%		$94.5	15.1%		$164.9	25.9%
Discontinued Operation
Federal income tax rate	$—	$—	—%	$0.7	$0.1	21.0%	$(33.4)	$(7.0)	21.0%
Increase (decrease) due to:
State and local income taxes, net of federal income tax benefit	—	—	—%	—	0.1	4.7%	—	(1.5)	4.3%
Effective Tax Rate — discontinued operations		$—	—%		$0.2	25.7%		$(8.5)	25.3%
Total Effective Tax Rate		$(88.1)	12.5%		$94.7	15.2%		$156.4	25.9%

The tax effects of temporary differences that give rise to deferred income tax assets and liabilities are presented below:

Components of Deferred Income Tax Assets and Liabilities (dollars in millions)

	December 31,
	2020	2019
Deferred Tax Assets:
Net operating loss (NOL) carry forwards	$410.7	$686.2
Basis difference in loans	101.7	177.6
Provision for credit losses	313.7	130.6
Accrued liabilities and reserves	100.3	87.2
Deferred stock-based compensation	14.9	18.0
Domestic tax credits	102.7	117.3
Capital loss carryforward	2.8	2.5
Goodwill and intangible assets	18.9	—
Capitalized costs	218.0	—
Other	61.9	48.3
Total gross deferred tax assets	1,345.6	1,267.7
Deferred Tax Liabilities:
Operating leases	(1,214.0)	(1,153.4)
Loans and direct financing leases	(23.6)	(20.8)
Basis difference in federal home loan bank stock	(5.5)	(5.5)
Non-U.S. unremitted earnings	—	(0.6)
Unrealized net gains on securities AFS	(30.4)	(5.7)
Goodwill and intangibles	—	(23.3)
Other	(29.3)	(25.0)
Total deferred tax liabilities	(1,302.8)	(1,234.3)
Total net deferred tax asset before valuation allowances	42.8	33.4
Less: valuation allowances	(111.0)	(198.5)
Net deferred tax liability after valuation allowances	$(68.2)	$(165.1)

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Operating Loss Carryforwards and Valuation Adjustments

As of December 31, 2020, CIT has deferred tax assets ("DTAs") from continuing operations totaling $410.7 million on its global NOLs. This includes: (1) a DTA of $208.6 million relating to its cumulative U.S. federal NOLs of $1.0 billion; (2) DTAs of $192.9 million relating to cumulative state NOLs of $3.2 billion, including amounts of reporting entities that file in multiple jurisdictions, and (3) DTAs of $9.2 million relating to cumulative non-U.S. NOLs of $36.9 million. The U.S. federal NOLs will begin to expire in 2029, state NOLs will begin to expire in 2021. Non-U.S. NOLs are fully valued.

During 2020, the Company determined that the likelihood of utilizing NOLs from certain states is remote and therefore those state NOLs are considered worthless. As such, the Company wrote-off $85.0 million of the DTA relating to those state NOLs and reversed $85.0 million of the corresponding VA.

During 2020, Management updated the Company's long-term forecast of future U.S. federal taxable income. The updated forecast continues to support the realization of the U.S. federal DTAs on NOLs and therefore no VA is necessary. However, a VA of $97.1 million was retained on U.S. state DTAs relating to certain state NOLs as of December 31, 2020.

During 2020, the Company released the remaining $0.4 million and $0.1 million of U.S. federal and state VA, respectively, on the DTA established on capital loss carryforwards, down from $0.5 million in 2019. The reduction was attributable to net capital gains recognized in 2020 in the normal course of business. Capital losses can be carried forward for five years to offset future capital gains but require a VA until additional capital gains are identified.

The Company maintained a VA of $13.9 million against certain non-U.S. reporting entities' net DTAs at December 31, 2020, down from $14.8 million at December 31, 2019. The decrease is mainly related to the write-off of DTAs for certain reporting entities due to the remote likelihood that they will ever utilize their respective DTAs.

As of December 31, 2020, the Company has deferred tax assets of $102.7 from its domestic tax credits. This includes: (1) DTAs of $92.4 million from federal tax credits and (2) DTAs of $10.3 from state tax credits.  The federal tax credits and state tax credits begin to expire in 2035 and 2025 respectively.

The Company's ability to recognize DTAs is evaluated on a quarterly basis to determine if there are any significant events that would affect our ability to utilize existing DTAs. If events are identified that affect our ability to utilize our DTAs, VAs may be adjusted accordingly.

Liabilities for Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized Tax Benefits (dollars in millions)

	Liabilities for Unrecognized Tax Benefits	Interest / Penalties	Grand Total
Balance at December 31, 2019	$13.4	$6.5	$19.9
Additions for tax positions related to prior years	1.0	0.9	1.9
Reductions for tax positions of prior years	(0.5)	(0.3)	(0.8)
Expiration of statutes of limitations	(3.8)	(0.9)	(4.7)
Settlements	0.2	0.1	0.3
Foreign currency revaluation	0.1	—	0.1
Balance at December 31, 2020	$10.4	$6.3	$16.7

During the year ended December 31, 2020, the Company recorded a net $3.2 million decrease in unrecognized tax benefits ("UTBs"), including interest and penalties. The majority of the net decrease is related to the reversal of a state position due to the expiration of the statute of limitations.

During the year ended December 31, 2020, the Company recognized $0.2 million income tax benefit relating to interest and penalties on its UTBs. The change in balance is mainly related to the reversal of interest and penalties associated with the above mentioned UTBs taken on a prior year state position due to the expiration of statute of limitations. As of December 31, 2020, the accrued liability for interest and penalties is $6.3 million. The Company recognizes accrued interest and penalties on UTBs in income tax expense.

The entire $16.7 million of UTBs including interest and penalties at December 31, 2020, would lower the Company's effective tax rate, if realized. Management believes that it is reasonably possible the total potential liability before interest and penalties may be increased or decreased by $10 million within the next twelve months of the reporting date because of anticipated settlement with taxing authorities, resolution of open tax matters, and the expiration of various statutes of limitations.

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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the earliest tax years that remain subject to examination by major jurisdiction.

December 31,
Jurisdiction	2020
U.S. Federal	2017
New York State and City	2015
California	2014
Canada	2012

The Company and its subsidiaries are under examination federally, in various states, provinces and countries for years ranging from 2012 through 2019. Management does not anticipate that these examination results will have any material financial impact.

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

Accumulated balances under the Plan and the Supplemental Plan continue to receive periodic interest, subject to certain government limits. The interest credit was 2.16%, 2.98% and 2.60% for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Obligations and Funded Status

The following tables set forth changes in benefit obligation, plan assets, funded status and net periodic benefit cost of the retirement plans and postretirement plans:

Obligations and Funded Status (dollars in millions)

	Retirement Benefits		Post-Retirement Benefits
	2020	2019	2020	2019
Change in benefit obligation
Benefit obligation at beginning of year	$425.8	$414.0	$31.3	$29.8
Interest cost	12.2	15.8	0.9	1.2
Actuarial (gain) / loss	21.5	26.5	2.2	3.1
Benefits paid	(27.1)	(29.7)	(3.3)	(3.9)
Other	(1.0)	(0.8)	1.0	1.1
Benefit obligation at end of year	431.4	425.8	32.1	31.3
Change in plan assets
Fair value of plan assets at beginning of period	379.8	333.4	—	—
Actual return on plan assets	50.0	70.0	—	—
Employer contributions	7.0	6.9	2.3	2.8
Benefits paid	(27.2)	(29.7)	(3.3)	(3.9)
Other	(1.0)	(0.8)	1.0	1.1
Fair value of plan assets at end of period	408.6	379.8	—	—
Funded status at end of year(1)	$(22.8)	$(46.0)	$(32.1)	$(31.3)
Information for pension plans with a benefit obligation in excess of plan assets
Projected benefit obligation	$78.4	$425.8	$32.1	$31.3
Accumulated benefit obligation	$78.4	$425.8	N/A	N/A
Fair value of plan assets	$—	$379.8	N/A	N/A

N/A – Not Applicable

(1)

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company assets of $78.6 million and $79.3 million as of December 31, 2020 and 2019, respectively, related to the non-qualified U.S. retirement plan obligation are not included in plan assets but related liabilities are in the benefit obligation.

The net periodic benefit cost and other amounts recognized in OCI consisted of the following:

Net Periodic Benefit Costs and Other Amounts (dollars in millions)

	Retirement Benefits			Post-Retirement Benefits
	2020	2019	2018	2020	2019	2018
Interest cost	$12.2	$15.8	$14.7	$0.9	$1.2	$1.2
Expected return on plan assets	(18.2)	(16.7)	(18.9)	—	—	—
Other(1)	1.5	2.0	1.3	(0.8)	(1.9)	(1.0)
Net periodic benefit cost (credit)	(4.5)	1.1	(2.9)	0.1	(0.7)	0.2
Other Changes in Plan Assets and Benefit Obligations Recognized in OCI
Net loss/(gain)	(10.3)	(26.8)	26.2	2.2	3.1	(4.1)
Amortization, settlement or curtailment recognition	(1.5)	(2.0)	(1.3)	0.8	1.9	1.0
Total recognized in OCI	(11.8)	(28.8)	24.9	3.0	5.0	(3.1)
Total recognized in net periodic benefit cost and OCI	$(16.3)	$(27.7)	$22.0	$3.1	$4.3	$(2.9)

The net (gain)/loss recognized in OCI for the years ended December 31, 2020, 2019 and 2018 are primarily due to the following factors:

Significant Gains and Losses Affecting the Benefit Obligation (dollars in millions)

	2020	2019	2018
Asset (Gains)/Losses	$(31.7)	$(53.3)	$42.2
Discount Rate Decrease/(Increase)	32.6	39.0	(21.5)
Interest Crediting Rate (Decrease)/Increase	(6.4)	(8.3)	4.3
Other	(6.3)	(6.2)	(0.1)
(Increase)/Decrease in OCI	$(11.8)	$(28.8)	$24.9

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

The weighted average assumptions used in the measurement of benefit obligations are as follows:

Weighted Average Assumptions

	Retirement Benefits		Post-Retirement Benefits
	2020	2019	2020	2019
Discount rate	2.21%	3.00%	2.25%	3.00%
Interest crediting rate	1.00%	1.75%	N/A	N/A
Pre-65	N/A	N/A	5.60%	5.80%
Post-65	N/A	N/A	6.00%	6.50%
Ultimate health care cost trend rate	N/A	N/A	4.50%	4.50%
Year ultimate reached	N/A	N/A	2037	2037

N/A – Not Applicable

The weighted average assumptions used to determine net periodic benefit costs are as follows:

Weighted Average Assumptions

	Retirement Benefits		Post-Retirement Benefits
	2020	2019	2020	2019
Discount rate	3.00%	4.00%	3.00%	4.00%
Expected long-term return on plan assets	5.00%	5.25%	N/A	N/A
Interest crediting rate	1.75%	2.75%	N/A	N/A

N/A – Not Applicable

Healthcare rate trends have a significant effect on healthcare plan costs. The Company uses both external and historical data to determine healthcare rate trends.

Plan Assets

CIT maintains a "Statement of Investment Policies and Objectives" which specifies guidelines for the investment, supervision and monitoring of pension assets in order to manage the Company's objective of ensuring sufficient funds to finance future retirement benefits. The policy targets a percentage of 24% in growth assets (split among 7.2% international equity, 7.2% US

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equity, 4.8% global equity, 4.8% other fixed income) and 76% in liability-hedging assets. Tolerances are +/-5% on the growth and liability hedging portfolios.

The policy also provides specific guidance on asset class objectives, fund manager guidelines and identification of prohibited and restricted transactions. It is reviewed periodically by the Company's Pension Investment Committee and external investment consultants.

There were no direct investments in equity securities of CIT or its subsidiaries included in pension plan assets in any of the years presented.

The tables below set forth asset fair value measurements.

Fair Value Measurements (dollars in millions)

December 31, 2020	Level 1	Level 2	Level 3	Not Classified(1)	Total Fair Value
Cash	$4.4	$—	$—	$—	$4.4
Common Collective Trust, measured at NAV	—	—	—	404.2	404.2
	$4.4	$—	$—	$404.2	$408.6
December 31, 2019
Cash	$1.6	$—	$—	$—	$1.6
Common Collective Trust, measured at NAV	—	—	—	378.2	378.2
	$1.6	$—	$—	$378.2	$379.8
(1)	These investments have been measured using the net asset value per share practical expedient and are not required to be classified in the table above.

Contributions

The Company's policy is to make contributions so that they exceed the minimum required by laws and regulations, are consistent with the Company's objective of ensuring sufficient funds to finance future retirement benefits and are tax deductible. CIT currently does not expect to have a required minimum contribution to the U.S. Retirement Plan during 2020. For all other plans, CIT currently expects to contribute $8.1 million during 2021.

Estimated Future Benefit Payments

The following table depicts benefits projected to be paid from plan assets or from the Company's general assets calculated using current actuarial assumptions. Actual benefit payments may differ from projected benefit payments.

Projected Benefits (dollars in millions)

For the years ended December 31,	Retirement Benefits	Gross Postretirement Benefits	Medicare Subsidy Receipts
2021	$27.8	$2.4	$0.2
2022	26.5	2.3	0.1
2023	27.3	2.2	0.1
2024	26.3	2.1	0.1
2025	27.5	2.1	0.1
2026 – 2030	127.0	9.5	0.2

Savings Incentive Plan

CIT has defined contribution retirement plans covering certain of its U.S. employees which qualify under section 401(k) of the Internal Revenue Code. Employees may contribute a portion of their eligible compensation, as defined, subject to regulatory limits and plan provisions, and the Company matches these contributions up to a threshold. Participants are also eligible for an additional discretionary company contribution. The cost of these plans totaled $16.6 million, $20.5 million, and $19.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Stock-Based Compensation

In February 2016, the Company adopted the CIT Group Inc. 2016 Omnibus Incentive Plan (the "2016 Plan"), which provides for grants of stock-based awards to employees, executive officers and directors, and replaced the Amended and Restated CIT Group Inc. Long-Term Incentive Plan (the "Prior Plan"). The number of shares of common stock that may be issued for all purposes under the 2016 Plan is (1) 5 million shares plus (2) the number of authorized shares remaining available under the Prior Plan plus (3) the number of shares relating to awards granted under the Prior Plan that subsequently are forfeited, expire, terminate or otherwise lapse or are settled for cash, in whole or in part, as provided by the 2016 Plan. At December 31, 2020, the total number of shares that may be issued under the 2016 Plan was 2,700,052 (excludes 2,123,831 shares underlying outstanding awards granted to employees and/or directors that are unvested and/or unsettled). Currently under the 2016 Plan, the issued and unvested awards consist mainly of Restricted Stock Units ("RSUs") and Performance Stock Units ("PSUs").

The fair value of RSUs and PSUs are based on the fair market value of CIT's common stock on the date of grant. Compensation expense is recognized over the vesting period or the requisite service period, which is generally three years for RSUs, under the graded vesting method, whereby each vesting tranche of the award is amortized separately as if each were a separate award.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense for PSUs that cliff vest are recognized over the vesting period, which is generally three years, and on a straight-line basis. CIT issues new shares for the settlement of vested awards.

Operating expenses includes $32.7 million of compensation expense related to equity-based awards granted to employees or members of the Board of Directors for the year ended December 31, 2020, including $32.1 million related to restricted and retention stock and unit awards and the remaining related to stock purchases. Compensation expense related to equity-based awards included $44.2 million and $38.8 million for the years ended December 31, 2019 and 2018, respectively. Total unrecognized compensation cost related to nonvested awards was $20.0 million at December 31, 2020. This cost is expected to be recognized over a weighted average period of 1.77 years.

Employee Stock Purchase Plan

Eligibility for participation in the Employee Stock Purchase Plan (“ESPP”) includes employees of CIT and its participating subsidiaries, except that any employees designated as highly compensated are not eligible to participate in the ESPP. Under the ESPP, CIT is authorized to issue up to 2,000,000 shares of common stock to eligible employees. Eligible employees can choose to have between 1% and 10% of their base salary withheld to purchase shares quarterly, at a purchase price equal to 85% of the fair market value of CIT common stock on the last business day of the quarterly offering period. The amount of common stock that may be purchased by a participant through the ESPP is generally limited to $25,000 per year. A total of 198,069, 64,078 and 61,722 shares were purchased under the plan in 2020, 2019 and 2018, respectively.

Restricted Stock Units and Performance Stock Units

RSUs and PSUs are awarded at no cost to the recipient upon grant. RSUs are generally granted annually at the discretion of the Company, but may also be granted during the year to new hires. RSUs granted to employees and members of the Board during 2020 and 2019 generally were scheduled to vest either one third per year for three years or 100% after three years. RSUs granted to employees were also subject to performance-based vesting based on a minimum Tier 1 Capital ratio. A limited number of vested stock awards are scheduled to remain subject to transfer restrictions through the first anniversary of the grant date for members of the Board who elected to receive stock in lieu of cash compensation for their retainer. Certain RSUs granted to directors, and in limited instances to employees, are designed to settle in cash and are accounted for as "liability" awards. The values of these cash-settled RSUs are re-measured at the end of each reporting period until the award is settled.

Certain senior executives receive long-term incentive (“LTI”) awards, which are generally granted at the discretion of the Company annually.  During 2020 and 2019, LTI has been awarded 50% in the form of PSUs based on after-tax ROTCE with a total shareholder return (“TSR”) adjustment factor (described more fully below), and 50% in the form of performance based RSUs (described above).

PSUs awarded during 2020 and 2019 may be earned at the end of a three-year performance period (2020 – 2022, and 2019 – 2021, respectively) based on after-tax ROTCE, which may be increased or decreased by up to 20% depending on the Company’s 3-year cumulative TSR results relative to the component companies of the KBW Nasdaq Bank Index for the performance period. No increase is permitted if the Company’s TSR for the performance period is negative, and the overall payout for PSUs, including the TSR adjustment factor, may range from 0% to a maximum of 150% of target. Performance measures for all PSU awards have a minimum threshold level of performance that must be achieved to trigger any payout; if the threshold level of performance is not achieved, then no portion of the PSU target will be payable.

The fair value of RSUs and PSUs that vested and settled in stock during 2020, 2019 and 2018 was $36.9 million, $51.1 million and $72.8 million, respectively.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize restricted stock and RSU activity for 2020 and 2019:

Stock and Cash — Settled Awards Outstanding

	Stock-Settled Awards		Cash-Settled Awards
December 31, 2020	Number of Shares	Weighted Average Grant Date Value	Number of Shares	Weighted Average Grant Date Value
Unvested at beginning of period	1,806,252	$50.14	11,974	$50.86
Vested / unsettled awards at beginning of period	207,797	41.58	—	—
PSUs - granted to employee	191,624	49.77	—	—
PSUs - incremental for performance above 2012-14 targets	(35,769)	41.84	—	—
RSUs - granted to employees	903,846	45.69	—	—
RSUs - granted to directors	77,354	15.00	26,119	14.74
Forfeited / cancelled	(103,781)	48.97	—	—
Vested / settled awards	(923,492)	45.17	(9,857)	50.37
Vested / unsettled awards	(202,243)	51.06	—	—
Unvested at end of period	1,921,588	$48.18	28,236	$17.62
December 31, 2019
Unvested at beginning of period	1,901,266	$43.88	13,192	$47.92
Vested / unsettled awards at beginning of period	258,169	34.15	—	—
PSUs - granted to employee	178,075	53.42	—	—
PSUs - incremental for performance above 2012-14 targets	(8,086)	32.75	—	—
RSUs - granted to employees	782,122	50.51	—	—
RSUs - granted to directors	28,960	50.33	5,244	51.01
Forfeited / cancelled	(75,343)	45.48	—	—
Vested / settled awards	(1,051,114)	37.89	(6,462)	44.97
Vested / unsettled awards	(207,797)	41.58	—	—
Unvested at end of period	1,806,252	$50.14	11,974	$50.86

NOTE 21 — COMMITMENTS

The accompanying table summarizes credit-related commitments and other purchase and funding commitments.

Commitments (dollars in millions)

	December 31, 2020			December 31, 2019
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets (excluding leases)	$2,813.4	$4,894.9	$7,708.3	$6,459.7
Letters of credit
Standby letters of credit	27.3	232.3	259.6	199.6
Other letters of credit	5.1	3.9	9.0	6.7
Deferred purchase agreements	1,929.4	—	1,929.4	2,060.6
Purchase and Funding Commitments
Lessor commitments(1)	$628.3	$—	$628.3	$813.7
(1)	CIT’s purchase and funding commitments relate to the equipment leasing businesses’ commitments to fund finance leases and operating leases, and Rail’s railcar manufacturer purchase commitments.

Financing Commitments

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At December 31, 2020, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking segment.

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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Purchase Agreements

A Deferred Purchase Agreement (“DPA”) is a guarantee provided in conjunction with factoring, whereby CIT provides a client with credit protection for trade receivables without purchasing the receivables. The trade receivable terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, CIT is then required to purchase the receivable from the client, less any borrowings for such client. The outstanding amount in the table above, less $157.9 million and $139.5 million at December 31, 2020 and 2019, respectively, of borrowings for such clients, is the maximum amount that CIT would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring CIT to purchase all such receivables from the DPA clients.

The table above includes $1,881.9 million and $1,966.4 million of DPA credit protection at December 31, 2020 and 2019, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $47.5 million and $94.2 million available under DPA credit line agreements provided at December 31, 2020 and 2019, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $20 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of December 31, 2020. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

On October 21, 2016, CIT and CIT Bank were named as defendants in an existing lawsuit brought as a qui tam (i.e., whistleblower) action by a former OneWest employee on behalf of the U.S. government. The lawsuit asserted claims related to OneWest’s participation in the Home Affordable Modification Program (“HAMP”) administered by the United States Treasury Department, as well as Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insurance programs. On

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

October 15, 2019, the plaintiff filed a second amended complaint in the United States District Court for the Eastern District of Texas alleging that, beginning in 2009, CIT (and its predecessor, OneWest) falsely certified its compliance with HAMP, submitted false claims for incentive payments for loan modifications, submitted false claims for FHA insurance payments and failed to self-report these violations. Plaintiff seeks the return of all U.S. government payments to CIT under the HAMP, FHA or VA programs. CIT has received approximately $93 million in servicer incentives under HAMP, and the government has paid more than $400 million in the aggregate in borrower, servicer and investor incentives in connection with loans modified by OneWest or CIT under HAMP. The Department of Justice has declined to intervene in this case. On May 5, 2020, a federal court judge in the Eastern District of Texas denied CIT’s motion to dismiss the second amended complaint, and the case is now in discovery. There is currently no scheduled trial date. CIT is defending this litigation vigorously and believes that it has meritorious defenses.

NOTE 23 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CIT Northbridge Credit LLC (“Northbridge”) is an asset-based-lending joint venture between CIT Bank, N.A. (“CIT Bank”) and Allstate Insurance Company and its subsidiary (“Allstate”) that extends credit in asset-based lending middle-market loans. CIT Bank holds a 20% equity investment in Northbridge, and CIT Asset Management LLC, a non-bank subsidiary of CIT, acts as an investment advisor and servicer of the loan portfolio. Allstate is an 80% equity investor. CIT Bank’s investment was $25.5 million and $18.2 million at December 31, 2020 and 2019, respectively, with the expectation of additional investment as the joint venture grows. Management fees were earned by CIT Asset Management on loans under management. The joint venture is not consolidated, and the investment is being accounted for using the equity method.

CIT has an equity interest in Strategic Credit Partners Holdings LLC (the "JV"), a joint venture between CIT and TPG Special Situations Partners ("TSSP"). The JV extends credit in senior-secured, middle-market corporate term loans, and, in certain circumstances, is a participant to such loans. The JV may participate in corporate loans originated by CIT or other third-party lenders. The JV may acquire other types of loans, such as subordinate corporate loans, second lien loans, revolving loans, asset backed loans and real estate loans. Through the year ended December 31, 2020, loans of $252.6 million were sold to the joint venture. CIT also maintains an equity interest of 10% in the JV, and our investment was $2.0 million and $1.9 million at December 31, 2020 and 2019, respectively. We are in the process of liquidating this joint venture.

CIT invests in various trusts, partnerships, and limited liability corporations established in conjunction with structured financing transactions of equipment, power and infrastructure projects. CIT's interests in these entities were entered into in the ordinary course of business. Other assets included approximately $427.0 million and $365.6 million at December 31, 2020, and 2019, respectively, of investments in non-consolidated entities relating to such transactions that are accounted for under the equity or cost methods.

The combination of investments in and loans to non-consolidated entities represents the Company's maximum exposure to loss, as the Company does not provide guarantees or other forms of indemnification to non-consolidated entities.

NOTE 24 — BUSINESS SEGMENT INFORMATION

Management's Policy in Identifying Reportable Segments

As of December 31, 2020, we manage our business and report our financial results in two operating segments: Commercial Banking and Consumer Banking, and a non-operating segment, Corporate. CIT's reportable segments are primarily based upon industry categories, geography, target markets and customers served, and, to a lesser extent, the core competencies relating to product origination, distribution methods, operations and servicing and the nature of their regulatory environment. Segment reporting is reflective of the Company's internal reporting structure and is consistent with the presentation of financial information to the chief operating decision maker.

As mentioned in Note 2 – Acquisition and Discontinued Operations, complementary businesses and assets from MOB were included with Commercial Finance and Real Estate Finance in Commercial Banking and Consumer and Community Banking. In addition, the HOA deposits were included in Commercial Banking.

Types of Products and Services

Commercial Banking consists of four divisions. Through its Commercial Finance, Business Capital and Real Estate Finance divisions, Commercial Banking provides lending, leasing and other financial and advisory services, primarily to small and middle-market companies across select industries. Commercial Finance also provides factoring, receivables management products and secured financing to the retail supply chain. A fourth division, Rail, provides equipment leasing and secured financing to the rail industry. Revenue is generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities, capital markets transactions and banking services, commissions earned on factoring and related activities, and to a lesser extent, interest and dividends on investments. Revenue is also generated from gains on asset sales. Low-cost HOA deposits were added from the MOB Acquisition.

Consumer Banking includes Consumer and Community Banking and Legacy Consumer Mortgages. Consumer and Community Banking offers mortgage loans, and deposits to its consumer customers. The division offers jumbo residential mortgage loans and conforming residential mortgage loans, primarily in Southern California. Mortgage loans are primarily originated directly through CIT Bank branch and retail referrals, employee referrals, internet leads and direct marketing. Additionally, loans are purchased through whole loan and portfolio acquisitions. Consumer lending includes product specialists, internal sales support and origination processing, structuring and closing. Retail banking is the primary deposit gathering business of CIT Bank and operates through retail branches, mostly in Southern California, and an online direct channel. We offer a broad range of deposit

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and lending products to meet the needs of our customers, including checking, money market, savings, certificates of deposit, residential mortgage loans, and fiduciary services. The division also originates qualified SBA 504 loans and 7(a) loans. SBA 504 loans generally provide growing businesses with long-term, fixed-rate financing for major fixed assets, such as land and buildings. SBA 7(a) loans provide working capital, acquisition of inventory, machinery, equipment, furniture, and fixtures, the refinance of outstanding debt subject to any program guidelines, and acquisition of businesses, including partnership buyouts.

LCM includes acquired SFR mortgages from the OneWest Bank acquisition that are being run-off or sold.

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

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Profit and Assets

The following table presents segment data related to continuing operations.

Segment Pre-tax Income (Loss) (dollars in millions)

	Commercial Banking	Consumer Banking	Corporate	Total CIT
Year Ended December 31, 2020
Interest income	$1,299.4	$373.7	$125.9	$1,799.0
Interest expense (benefit)	501.5	(29.0)	260.8	733.3
Provision (benefit) for credit losses	834.2	(33.9)	-	800.3
Rental income on operating leases	810.9	-	-	810.9
Other non-interest income	359.2	76.1	105.2	540.5
Depreciation on operating lease equipment	327.4	-	-	327.4
Maintenance and other operating lease expenses	212.5	-	-	212.5
Operating expenses/(gain) loss on debt extinguishment and deposit redemption	802.8	386.6	105.8	1,295.2
Goodwill impairment	436.9	48.2	-	485.1
(Loss) income from continuing operations before provision (benefit) for income taxes	$(645.8)	$77.9	$(135.5)	$(703.4)
Select Period End Balances
Total assets	$37,884.1	$7,829.7	$12,392.8	$58,106.6
Loans	28,636.5	7,508.1	-	36,144.6
Credit balances of factoring clients	(1,719.9)	-	-	(1,719.9)
Assets held for sale	702.4	18.8	-	721.2
Operating lease equipment, net	7,836.6	-	-	7,836.6
Year Ended December 31, 2019
Interest income	$1,425.7	$364.9	$226.2	$2,016.8
Interest expense (benefit)	758.3	(125.3)	319.0	952.0
Provision (benefit) for credit losses	117.3	(6.5)	-	110.8
Rental income on operating leases	857.7	-	-	857.7
Other non-interest income	331.6	33.8	49.8	415.2
Depreciation on operating lease equipment	308.6	-	-	308.6
Maintenance and other operating lease expenses	180.7	-	-	180.7
Operating expenses/loss on debt extinguishment and deposit redemption	701.5	345.0	67.2	1,113.7
Income (loss) from continuing operations before provision (benefit) for income taxes	$548.6	$185.5	$(110.2)	$623.9
Select Period End Balances
Total assets	$32,616.7	$6,905.0	$11,311.1	$50,832.8
Loans	24,393.4	6,605.5	-	30,998.9
Credit balances of factoring clients	(1,176.2)	-	-	(1,176.2)
Assets held for sale	23.1	8.9	0.1	32.1
Operating lease equipment, net	7,319.7	-	-	7,319.7
Year Ended December 31, 2018
Interest income	$1,333.0	$338.9	$218.5	$1,890.4
Interest expense (benefit)	716.3	(143.5)	242.3	815.1
Provision for credit losses	167.1	3.9	-	171.0
Rental income on operating leases	1,009.0	-	-	1,009.0
Other non-interest income	320.8	35.0	18.0	373.8
Depreciation on operating lease equipment	311.1	-	-	311.1
Maintenance and other operating lease expenses	230.4	-	-	230.4
Operating expenses/loss on debt extinguishment and deposit redemption	692.9	369.3	46.4	1,108.6
Income (loss) from continuing operations before provision (benefit) for income taxes	$545.0	$144.2	$(52.2)	$637.0
Select Period End Balances
Total assets	$31,917.0	$6,995.5	$9,624.9	$48,537.4
Loans	24,263.4	6,532.0	-	30,795.4
Credit balances of factoring clients	(1,674.4)	-	-	(1,674.4)
Assets held for sale	64.3	3.9	20.2	88.4
Operating lease equipment, net	6,970.6	-	-	6,970.6

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Geographic Information

The following table presents information by major geographic region based upon the location of the Company's legal entities.

Geographic Region (dollars in millions)

		Total Assets(1)	Total Revenue from Continuing Operations	Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	Income (Loss) from Continuing Operations
U.S.	2020	$57,291.9	$3,062.9	$(759.2)	$(668.4)
	2019	50,044.7	3,242.2	609.2	452.9
	2018	47,676.3	3,080.7	471.4	344.7
Foreign	2020	814.7	87.5	55.8	53.1
	2019	788.1	47.5	14.7	76.5
	2018	861.1	192.5	165.6	127.4
Total Consolidated	2020	58,106.6	3,150.4	(703.4)	(615.3)
	2019	50,832.8	3,289.7	623.9	529.4
	2018	48,537.4	3,273.2	637.0	472.1
(1)	Includes assets of discontinued operations of $249.8 million at December 31, 2018. There were no assets of discontinued operations at December 31, 2020 and December 31, 2019.

NOTE 25 — GOODWILL AND INTANGIBLE ASSETS

Goodwill (dollars in millions)

	Commercial Banking	Consumer Banking	Total CIT
December 31, 2018	$326.7	$43.2	$369.9
December 31, 2019	326.7	43.2	369.9
Additions(1)	110.3	4.9	115.2
Impairments	(437.0)	(48.1)	(485.1)
December 31, 2020	$-	$-	$-

(1) Includes measurement period adjustments related to the MOB Acquisition, as described below.

The December 31, 2018 and 2019 goodwill included amounts recorded from CIT's emergence from bankruptcy in 2009 and from the 2015 acquisition of IMB HoldCo LLC, the parent company of OneWest Bank. The balances are shown net of goodwill impairment charges recognized prior to 2018 related to the goodwill from the acquisition of OneWest Bank of $319.4 million associated with the Consumer Banking and impairments in the Equipment Finance and Commercial Services RUs of $247.0 million and $8.6 million, respectively, representing the full amount of goodwill assigned to those RUs in Commercial Banking.

As detailed in Note 2 – Acquisition and Discontinued Operations, on January 1, 2020, CIT Bank acquired MOB, and the acquired assets and liabilities were recorded at their estimated fair value as of the acquisition date resulting in $121.6 million of goodwill. The Company allocated $116.4 million of the goodwill to Commercial Banking and $5.2 million to Consumer Banking. As of September 30, 2020, the goodwill was reduced by $6.4 million, related to purchase accounting adjustments, to $115.2 million, of which $6.1 million and $0.3 million were allocated to Commercial Banking and Consumer Banking, respectively. See Note 2 – Acquisition and Discontinued Operations for a discussion on the adjustment thereto. In addition to the goodwill, intangible assets of $102.6 million were recorded related to the valuation of core deposit intangibles, trade name and customer relationships, as detailed in the table below.

Once goodwill has been assigned, it no longer retains its association with a particular event or acquisition, and all of the activities within a Reporting Unit (“RU”), whether acquired or internally generated, are available to support the value of goodwill.

Goodwill is assessed for impairment at least annually, or more often if events or circumstances have changed significantly from the annual test date that would indicate a potential reduction in the fair value of the RU below its carrying value. The Company performs its annual goodwill impairment test during the fourth quarter of each year utilizing data as of September 30 to perform the test, or more often if events or circumstances have changed significantly from the annual test date. The overall deterioration in the macroeconomic environment, challenges in the banking industry, including the low rate environment, and, in particular, the sustained decrease in CIT’s and its peer companies’ stock prices triggered the need for an interim goodwill impairment test in the first quarter of 2020, which was done under similar parameters to the annual goodwill test described below.

We performed the interim impairment test for all RUs with goodwill remaining, including Commercial Finance, Real Estate Finance, Rail and Consumer Banking. Prior to the fourth quarter, the goodwill associated with the MOB Acquisition remained in its own separate RUs within the Commercial Banking and Consumer Banking segments as MOB had not yet been fully integrated with CIT. During the fourth quarter of 2020, MOB was fully integrated into their RUs, including $80.0 million, $30.3 million and $4.9 million into Commercial Finance, Real Estate Finance, and Consumer Banking, respectively.

Based on the interim quantitative analysis, as described above, the Company concluded that the carrying amount of the Commercial Finance, Real Estate Finance and Consumer Banking RUs exceeded their estimated fair value and the Company recorded an impairment of goodwill in the first quarter of 2020 in the Commercial Finance, Real Estate Finance and Consumer Banking RUs of $159.9 million, $141.6 million and $43.2 million, respectively, or an aggregate of $344.7 million, representing the

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

full amount of goodwill assigned to the RUs, prior to the integration of MOB.  Based on the annual quantitative analysis, after the integration of MOB, as described above, the Company concluded that the carrying amounts of the Rail, Commercial Finance, Real Estate Finance, and Consumer Banking RUs exceeded their estimated fair value, and the Company recorded an impairment of the goodwill in the fourth quarter of 2020 for $25.2 million, $80.0 million, $30.3 million and $4.9 million respectively, or an aggregate of $140.4 million.  As a result of impairments recorded in the fourth quarter, goodwill has been fully impaired as of December 31, 2020.

Determining the value of the RUs as part of the quantitative impairment test involves significant judgment. The methodology used to assess impairment during the first quarter of 2020 was largely consistent with that used in our annual analysis, as seen below whereby a combination of the income approach (i.e. discounted cash flow (“DCF”) method) and the market approach (i.e. Guideline Public Company ("GPC") method) were used to determine the fair value.

Fair Value

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

The cash flows determined based on the process described above are discounted to their present value. The discount rate (cost of equity) applied is comprised of a risk-free interest rate, an equity risk premium, a size premium and a factor covering the systematic market risk (RU-specific beta) and, where applicable, a company specific risk premium. The values for the factors applied are determined primarily using external sources of information. The RU-specific betas are determined based on a group of peer companies. The discount rates applied to the RUs ranged from 10.25% to 11.25% for the interim impairment test and from 11.0% to 13.0% for the annual impairment test.

In our application of the market approach, for the GPC Method, the Company applied market based multiples derived from the stock prices of companies considered by management to be comparable to each of the RUs, to various financial metrics for each of the RUs, as determined applicable to those RUs, including tangible book or book value, earnings and projected earnings. In addition, for the interim and annual test, the Company applied a 40% and 25% control premium, respectively, based on our review of transactions observable in the market place that we determined were comparable. The control premium is management's estimate of how much a market participant would be willing to pay over the fair market value for control of the business.

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

Intangible Assets

The following table presents the gross carrying value and accumulated amortization for intangible assets, excluding fully amortized intangible assets.

Intangible Assets (dollars in millions)

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Core deposit intangibles	$222.4	$(107.4)	$115.0	$126.3	$(79.7)	$46.6
Trade names	27.7	(15.9)	11.8	24.7	(12.7)	12.0
Customer relationships	27.4	(19.3)	8.1	23.9	(16.2)	7.7
Other	-	-	-	7.4	(7.7)	(0.3)
Total intangible assets	$277.5	$(142.6)	$134.9	$182.3	$(116.3)	$66.0

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in intangible assets:

Intangible Assets Rollforward (dollars in millions)

	Core Deposit Intangibles	Trade Names	Customer Relationships	Other	Total
December 31, 2018	$64.6	$14.6	$10.3	$(0.3)	$89.2
Amortization(1)	(18.0)	(2.6)	(2.6)	-	(23.2)
December 31, 2019	$46.6	$12.0	$7.7	$(0.3)	$66.0
Additions	96.1	3.0	3.5	-	102.6
Amortization(1)	(27.7)	(3.2)	(3.1)	0.3	(33.7)
December 31, 2020	$115.0	$11.8	$8.1	$-	$134.9
(1)	Includes amortization recorded in operating expenses and operating lease rental income.

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

Accumulated amortization totaled $142.6 million at December 31, 2020. Projected amortization for the years ended December 31, 2021 through December 31, 2025, is approximately $32.8 million, $24.1 million, $13.4 million, $13.3 million, and $12.1 million, respectively.

NOTE 26 — SEVERANCE LIABILITIES

The following table summarizes liabilities (pre-tax) related to employee severance:

Severance Liabilities (dollars in millions)

	Number of Employees	Liability
December 31, 2018	220	$13.8
Additions and adjustments	36	15.1
Utilization	(123)	(11.9)
December 31, 2019	133	17.0
Additions and adjustments	431	33.6
Utilization	(171)	(17.2)
December 31, 2020	393	$33.4

CIT continued to implement various organization efficiency and cost reduction initiatives and recorded restructuring charges of $33.4 million and $15.1 million in 2020 and 2019, respectively. The severance additions primarily related to employee termination benefits incurred in conjunction with these initiatives.

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 27 — PARENT COMPANY FINANCIAL STATEMENTS

The following tables present the Parent Company only financial statements:

Condensed Parent Company Only Balance Sheets (dollars in millions)

	December 31,	December 31,
	2020	2019
Assets:
Cash and deposits	$15.5	$15.3
Cash held at bank subsidiary	962.8	361.5
Receivables from nonbank subsidiaries	2,543.4	2,401.1
Receivables from bank subsidiaries	556.5	654.8
Investment in nonbank subsidiaries	898.3	1,155.2
Investment in bank subsidiaries	4,943.0	5,266.3
Goodwill	—	46.9
Other assets	775.6	872.7
Total Assets	$10,695.1	$10,773.8
Liabilities and Equity:
Borrowings	$4,418.2	$3,916.3
Liabilities to nonbank subsidiaries	219.1	158.6
Liabilities to bank subsidiaries	12.2	5.0
Other liabilities	322.7	354.9
Total Liabilities	4,972.2	4,434.8
Total Stockholders' Equity	5,722.9	6,339.0
Total Liabilities and Equity	$10,695.1	$10,773.8

Condensed Parent Company Only Statements of Operations and Comprehensive Income (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
Income
Interest income from nonbank subsidiaries	$99.0	$123.4	$113.4
Interest income from bank subsidiaries	14.4	16.2	19.2
Interest and dividends on interest bearing deposits and investments	—	1.7	4.5
Dividends from nonbank subsidiaries	271.0	25.0	31.0
Dividends from bank subsidiaries	—	356.0	218.6
Other non-interest income from subsidiaries	89.0	71.5	61.8
Other non-interest income	15.0	39.7	51.6
Total income	488.4	633.5	500.1
Expenses
Interest expense	208.8	202.8	222.0
Interest expense on liabilities to subsidiaries	6.6	15.4	40.5
Other non-interest expenses	204.1	156.5	189.9
Total expenses	419.5	374.7	452.4
Income before income taxes and equity in undistributed net income of subsidiaries	68.9	258.8	47.7
Benefit for income taxes	(42.6)	(160.9)	(76.5)
Income before equity in undistributed net income of subsidiaries	111.5	419.7	124.2
Equity in undistributed net (loss) income of bank subsidiaries	(449.7)	78.4	213.6
Equity in undistributed net (loss) income of nonbank subsidiaries	(277.1)	31.8	109.3
Net (loss) income	(615.3)	529.9	447.1
Other comprehensive income (loss), net of tax	87.8	126.2	(91.3)
Comprehensive (loss) income	$(527.5)	$656.1	$355.8

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Parent Company Only Statements of Cash Flows (dollars in millions)

	Years Ended December 31,
	2020	2019	2018
Cash Flows from Operations:
Net (loss) income	$(615.3)	$529.9	$447.1
Equity in undistributed loss (earnings) of subsidiaries	726.8	(110.2)	(322.9)
Other operating activities, net	171.1	(53.0)	1,411.1
Net cash flows provided by operations	282.6	366.7	1,535.3
Cash Flows from Investing Activities:
(Increase) decrease in investments in and advances to subsidiaries	(45.0)	(250.7)	502.5
Decrease in investment securities and securities purchased under agreements to resell	—	100.0	50.0
Other investing activities	(17.1)	(16.9)	(1.8)
Net cash flows (used in) provided by investing activities	(62.1)	(167.6)	550.7
Cash Flows from Financing Activities:
Proceeds from the issuance of term debt	500.0	98.6	1,879.5
Repayments of term debt	—	—	(1,854.8)
Net proceeds from issuance of preferred stock	—	195.1	—
Repurchase of common stock	—	(340.9)	(1,626.7)
Dividends paid	(171.5)	(146.7)	(115.9)
Net change in advances from subsidiaries	63.5	(303.0)	(376.0)
Other financing activities, net	(11.0)	(22.6)	(71.7)
Net cash flows provided by (used in) financing activities	381.0	(519.5)	(2,165.6)
Net increase (decrease) in cash and cash equivalents	601.5	(320.4)	(79.6)
Cash and cash equivalents, beginning of period	376.8	697.2	776.8
Cash and cash equivalents, end of period	$978.3	$376.8	$697.2

CIT ANNUAL REPORT 2020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 28 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following presents quarterly data:

Selected Quarterly Financial Data (dollars in millions, except per share amounts)

	Unaudited
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Year Ended December 31, 2020
Interest income	$415.2	$423.3	$446.9	$513.6
Interest expense	139.6	165.5	202.5	225.7
(Benefit) provision for credit losses	(0.5)	63.3	223.6	513.9
Rental income on operating leases	198.9	201.3	200.9	209.8
Other non-interest income	161.3	146.0	102.6	130.6
Depreciation on operating lease equipment	85.5	82.5	81.1	78.3
Maintenance and other operating lease expenses	54.2	48.6	56.1	53.6
Operating expenses	319.6	295.5	360.4	334.4
Goodwill impairment	140.4	-	-	344.7
Loss (gain) on debt extinguishment and deposit redemption	0.1	-	(14.8)	-
Provision (benefit) for income taxes	27.9	29.5	(73.2)	(72.3)
Net income (loss)	$8.6	$85.7	$(85.3)	$(624.3)
Net (loss) income applicable to common shareholders	$(3.6)	$82.9	$(97.6)	$(628.1)
(Loss) income from continuing operations applicable to common shareholders	$(3.6)	$82.9	$(97.6)	$(628.1)
Net (loss) income per diluted share	$(0.04)	$0.84	$(0.99)	$(6.40)
Year Ended December 31, 2019
Interest income	$481.4	$503.4	$515.5	$516.5
Interest expense	229.8	243.9	242.7	235.6
Provision for credit losses	22.6	26.6	28.6	33.0
Rental income on operating leases	215.3	211.7	213.0	217.7
Other non-interest income	111.3	101.0	106.1	96.8
Depreciation on operating lease equipment	76.4	76.0	76.8	79.4
Maintenance and other operating lease expenses	40.7	41.9	48.3	49.8
Operating expenses	258.5	310.8	267.8	276.1
Loss on debt extinguishment and deposit redemption	0.1	0.1	0.2	0.1
Provision (benefit) for income taxes	49.3	(26.0)	33.4	37.8
Income (loss) from discontinued operations, net of taxes	-	-	0.8	(0.3)
Net income	$130.6	$142.8	$137.6	$118.9
Net income applicable to common shareholders	$121.1	$142.8	$128.2	$118.9
Income from continuing operations applicable to common shareholders	$121.1	$142.8	$127.4	$119.2
Net income per diluted share	$1.27	$1.50	$1.33	$1.18

CIT ANNUAL REPORT 2020

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, (the "Exchange Act") as of December 31, 2020. Based on such evaluation, the principal executive officer and the principal financial officer have concluded that the Company's disclosure controls and procedures were effective.

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

Management of CIT, including our principal executive officer and principal financial officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2020 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in "Internal Control - Integrated Framework" (2013). Management concluded that the Company's internal control over financial reporting was effective as of December 31, 2020, based on the criteria established in the "Internal Control - Integrated Framework" (2013).

The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

CIT ANNUAL REPORT 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of CIT Group Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of CIT Group Inc. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows as of and for the year ended December 31, 2020, of the Company and our report dated February 19, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s change in method of accounting for the allowance for credit losses due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326).

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

February 19, 2021

Item 9B. Other Information

None

CIT ANNUAL REPORT 2020

PART THREE

Item 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the information under the captions "Directors", "Corporate Governance" and "Executive Officers" in our Proxy Statement for our 2021 annual meeting of stockholders.

Item 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the information under the captions "Director Compensation", "Executive Compensation", including "Compensation Discussion and Analysis" and "2020 Compensation Committee Report" in our Proxy Statement for our 2021 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for our 2021 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the information under the captions "Corporate Governance-Director Independence" and "Related Person Transactions Policy" in our Proxy Statement for our 2021 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the information under the caption "Proposal 2 — Ratification of Independent Registered Public Accounting Firm" in our Proxy Statement for our 2021 annual meeting of stockholders.

CIT ANNUAL REPORT 2020

PART FOUR

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed with the Securities and Exchange Commission as part of this report (see Item 8):

1.	The following financial statements of CIT and Subsidiaries:
•	Reports of Independent Registered Public Accounting Firms
•	Consolidated Balance Sheets at December 31, 2020 and December 31, 2019
•	Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018
•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018
•	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2020, 2019 and 2018
•	Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018
•	Notes to Consolidated Financial Statements
2.	All schedules are omitted because they are not applicable or because the required information appears in the Consolidated Financial Statements or the notes thereto.

(b)	Exhibits
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

CIT ANNUAL REPORT 2020

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

10.20	Form of Severance Amendment Letter, dated October 19, 2020, from CIT Group, Inc. (incorporated by reference to Exhibit 99.1 to Form 8-K filed October 20, 2020).
10.21	Form of CIT Group Inc. Retention Award Agreement (filed herein).

21.1	Subsidiaries of CIT Group Inc. (filed herein).
23.1	Consent of Deloitte & Touche LLP. (filed herein).
24.1	Powers of Attorney. (filed herein).
31.1

Certification of Ellen R. Alemany pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. (filed herein).

31.2

Certification of John Fawcett pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. (filed herein).

32.1**	Certification of Ellen R. Alemany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herein).
32.2**	Certification of John Fawcett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herein).
101.1

The following materials from CIT Group Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from CIT Group Inc.’s Form 10-K for the annual period ended December 31, 2020, formatted inline XBRL (contained in exhibit 101.1).

*    Indicates a management contract or compensatory plan or arrangement.

** This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference into any filing under the Securities Act of 1933.

CIT ANNUAL REPORT 2020

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

CIT GROUP INC. By:
February 19, 2021	/s/ Ellen R. Alemany
Ellen R. Alemany
Chairwoman and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below on February 19, 2021.

NAME	NAME

Ellen R. Alemany	/s/ John Fawcett
Ellen R. Alemany Chairwoman and Chief Executive Officer and Director	John Fawcett Executive Vice President and Chief Financial Officer

/s/ Edward K. Sperling	/s/ James P. Shanahan
Edward K. Sperling Executive Vice President and Controller	James P. Shanahan Senior Vice President, Chief Regulatory Counsel, Attorney-in-fact

Michael L. Brosnan*	Gerald Rosenfeld*
Michael L. Brosnan Director	Gerald Rosenfeld Director

Michael A. Carpenter*	John R. Ryan*
Michael A. Carpenter Director	John R. Ryan Director

Dorene C. Dominquez*	Sheila A. Stamps*
Dorene C. Dominquez Director	Sheila A. Stamps Director

Alan L Frank*	Khanh T. Tran*
Alan L Frank Director	Khanh T. Tran Director

William M. Freeman*	Laura S. Unger*
William M. Freeman Director	Laura S. Unger Director

R. Brad Oates*
R. Brad Oates Director

*

Original powers of attorney authorizing James R. Hubbard and James P. Shanahan and each of them to sign on behalf of the above-mentioned directors are held by the Corporation and available for examination by the Securities and Exchange Commission pursuant to Item 302(b) of Regulation S-T.

CIT ANNUAL REPORT 2020