Form 10-K/A
period 2020-12-31
CIT GROUP INC
filed 2021-04-30
CIK 1171825

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A

Amendment No. 1

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☐    No  ☒
At April 22, 2021, there were 99,066,261 shares of CIT’s common stock, par value $0.01 per share, outstanding.
The aggregate market value of voting common stock held by
non-affiliates
of the registrant, based on the New York Stock Exchange Composite Transaction closing price of Common Stock ($52.16 per share, 98,387,491 shares of common stock outstanding), which occurred on April 22, 2021, was $5,131,891,531. For purposes of this computation, all officers and directors of the registrant are deemed to be affiliates. Such determination shall not be deemed an admission that such officers and directors are, in fact, affiliates of the registrant.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.     Yes  ☒    No  ☐
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “
Form
10-K/A
”) amends our Annual Report on Form
10-K
for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “
SEC
”), on February 19, 2021 (the “
Original Filing
”). We are filing this Form
10-K/A
to include the information required by Part III and not included in the Original Filing. This Form
10-K/A
amends the Original Filing to include the information required by Part III of the Original Filing because we have not and will not file a definitive proxy statement within 120 days after the end of our 2020 fiscal year. As required by
Rule 12b-15 under
the Securities Exchange Act of 1934, as amended (the “
Exchange Act
”), this Form
10-K/A
amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Form
10-K/A
should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

-ii-

PART THREE

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
The information below includes each director’s age and business experience during at least the past five years. CIT knows of no family relationships among the directors or between any director and an executive officer of CIT. Certain directors may also be directors or trustees of privately held businesses or not-for-profit
entities that may not be referred to below. With the exception of Ms. Alemany, all of the directors are independent of management.

Name	Age	Principal Occupation
Ellen R. Alemany	65	Chairwoman and Chief Executive Officer of CIT and Chairwoman and Chief Executive Officer of CIT Bank, N.A.
Michael L. Brosnan	62	Retired Examiner-in-Charge for Midsize Bank Supervision — Office of the Comptroller of the Currency
Michael A. Carpenter	74	Retired Chief Executive Officer, Ally Financial, Inc.
Dorene C. Dominguez	58	Chairwoman and Chief Executive Officer of Vanir Group of Companies, Inc.
Alan L. Frank	69	Retired Partner of Deloitte & Touche LLP
William M. Freeman	68	Executive Chairman of CDF Group Inc.
R. Brad Oates	67	Chairman and Managing Partner of Stone Advisors, LP
Gerald Rosenfeld	74	Strategic Advisor and Vice Chairman of U.S. Investment Banking of Lazard Ltd.
Vice Admiral John R. Ryan, USN (Ret.)	75	President and Chief Executive Officer of the Center for Creative Leadership and Retired Vice Admiral of the U.S. Navy
Sheila A. Stamps	63	Former Executive Vice President, DBI, LLC and Senior Banking Executive
Khanh T. Tran	64	President and Chief Executive Officer of Aviation Capital Group
Laura S. Unger	60	Independent Consultant, Former Commissioner of the U.S. Securities and Exchange Commission

Ellen R. Alemany, Age: 65

Board Committees: • N/A Director Since: January 2014 Chief Executive Officer Since: April 2016 Chairwoman Since: May 2016
Other Public Directorships:

•   Fidelity National Information Services, Inc.

Prior Senior Leadership Positions:

•   Chairman and Chief Executive Officer of RBS Citizens Financial Group, Inc.

•   Head of Americas at The Royal Bank of Scotland Group plc

•   Chief Executive Officer for Global Transaction Services at Citigroup

•   First District Representative — Federal Advisory Council

•   Board Member — Financial Services Roundtable

•   Board Member — The Clearing House Payments Company

Ms.
 Alemany
has served as a director of CIT since January 2014 and of CIT Bank, N.A. since August 2015. She was named Chief Executive Officer of CIT in April 2016 and became Chairwoman a month later in May 2016. She also leads the principal bank subsidiary, CIT Bank N.A., as its Chairwoman and Chief Executive Officer. Prior to joining CIT, Ms. Alemany was the Head of RBS Americas, the management structure that oversees The Royal Bank of Scotland’s businesses in the Americas, and Chief Executive Officer of RBS Citizens Financial Group, Inc., an RBS subsidiary, until she retired in September 2013. She joined RBS as the Head of RBS Americas in June 2007, and was named to the additional role of Chief Executive Officer of RBS Citizens Financial Group, Inc., a bank holding company, in March 2008. She was also appointed the Chairman of RBS Citizens Financial Group, Inc. in March 2009. Ms. Alemany joined RBS from Citigroup, where she served as the Chief Executive Officer for Global Transaction Services from February 2006 until April 2007. Ms. Alemany joined Citigroup in 1987, and held a number of senior positions during her tenure, including Executive Vice President for the Commercial Business Group from March 2003 until January 2006, and also CitiCapital, where she served as President and Chief Executive Officer from September 2001 until January 2006. Prior to being appointed Executive Vice President for the Commercial Business Group in 2003, Ms. Alemany also held a number of executive positions in Citigroup’s Global Corporate Bank. Ms. Alemany served on the Board of Directors of Automatic Data Processing, Inc. from 2011 until 2016 and has served on the Board of Directors of Fidelity National Information Services, Inc. since July 2014. Ms. Alemany also currently serves as a member of The Center for Discovery board, Operation HOPE advisory board, The Partnership for New York City board, The Catholic Charities of the Archdiocese of New York board, a member of the advisory board of the Mayor’s Fund to Advance New York City and a member of the Board of Trustees for the Conference Board.
Qualifications:
Ms. Alemany brings a wealth of managerial and operational expertise to our Board with over 36 years of management experience in banking and financial services, including chief executive experience with a large, multinational commercial bank, as well as global financial management and regulatory experience and a proven track record of achievement and leadership.

Michael L. Brosnan, Age: 62

Board Committees: • Audit • Nominating & Governance Director Since: November 2016 Other Public Directorships: • None
Senior Leadership Positions:

•   Director of CIT Bank, N.A.

Prior Senior Leadership Positions:

•   Examiner-in-Charge
for Midsize Bank Supervision in the Office of the Comptroller of the Currency

•   Senior Deputy Comptroller for Large Bank Supervision in the Office of the Comptroller of the Currency

Mr.
 Brosnan
has served as a director of CIT and of CIT Bank, N.A. since November 2016. He served as
Examiner-In-Charge
for Midsize Bank Supervision at the Office of the Comptroller of the Currency (“
OCC
”) from May 2013 to May 2016. Prior to that he was Senior Deputy Comptroller for Large Bank Supervision from December 2010 to April 2013. In addition, he served as a member of the OCC’s Executive Committee and the Committee on Bank Supervision. From 2004 to 2008, Mr. Brosnan served in executive management roles at MBNA and Bank of America, including Enterprise Operational Risk Executive responsible for risk management of the Global Technology and Operations, Chief Administrative Office, and Supplier Risk Management organizations of the bank. Mr. Brosnan previously served as Compliance Executive for Bank of America Card Services, and he oversaw the Operational Risk Management Division of MBNA America. Prior to his tenure with MBNA and Bank of America, Mr. Brosnan spent 21 years with the OCC. In 2003, he was named Senior National Bank Examiner, the highest honor and designation available to bank examiners. Mr. Brosnan received a Bachelor of Science degree and an MBA from Lynchburg College in Virginia. He also earned the Chartered Financial Analyst designation.
Qualifications:
Mr. Brosnan provides the Board with experience in executive management, finance, commercial banking, and enterprise risk management, key areas for certain of CIT’s businesses. His experience as
Examiner-In-Charge
and Senior Deputy Comptroller at the OCC provides the Board with invaluable regulatory and executive management experience.

Michael A. Carpenter, Age: 74

Board Committees:

•   Compensation

•   Risk Management

Director Since:

May 2016

Other Public Directorships:

•   AutoWeb, Inc.

Senior Leadership Positions:

•   Chairman and Director for Law Financial Group

•   Director of CIT Bank, N.A.

Prior Senior Leadership Positions:

•   Chief Executive Officer of Ally Financial, Inc.

•   Chairman and Chief Executive Officer of Citigroup Alternative Investments

•   Chairman and Chief Executive Officer of Citigroup Global Corporate and Investment Bank

•   Chief Executive Officer of Salomon Smith Barney Inc.

•   Vice Chairman of Travelers Group Inc.

•   Chairman, President and CEO of Kidder Peabody Group Inc.

•   Vice President and Director, Boston Consulting Group

Mr.
 Carpenter
has served as a director of CIT and of CIT Bank, N.A. since May 2016. He served as Chief Executive Officer of Ally Financial, Inc. from November 2009 to February 2015 and as a member of its Board of Directors from May 2009 to February 2015. Mr. Carpenter previously served on the CIT Board in 2009, a position he left to become Chief Executive Officer of Ally Financial, Inc. From 2002 to 2006, he was Chairman and Chief Executive Officer of Citigroup Alternative Investments overseeing $60 billion of proprietary capital and customer funds globally. From 1998 to 2002, Mr. Carpenter was Chairman and Chief Executive Officer of Citigroup’s Global Corporate & Investment Bank with responsibility for Salomon Smith Barney Inc. and Citibank’s corporate banking activities globally. Prior to Citigroup, he was Chairman and CEO of Travelers Life & Annuity and Vice Chairman of Travelers Group Inc. From 1989 to 1994, he was Chairman of the Board, President, and CEO of Kidder Peabody Group Inc., a wholly owned subsidiary of General Electric Company. From 1986 to 1989, he was Executive Vice President of GE Capital Corporation and he joined GE in 1983 as Vice President of Corporate Business Development and Planning. Earlier in his career, Mr. Carpenter spent nine years as Vice President and Director of the Boston Consulting Group and three years with Imperial Chemical Industries of the United Kingdom. Mr. Carpenter received a Bachelor of Science degree from the University of Nottingham, England, and an MBA from Harvard Business School. He also holds an honorary degree of Doctor of Laws from the University of Nottingham. He serves on the boards of AutoWeb, Inc., Rewards Network, Client 4 Life Group, Validity Capital, SVF Sponsor III (DE) LLC and as Chairman of Law Finance Group. Mr. Carpenter also serves as Chairman of the Board of Year Up South Florida, a not-for
profit offering urban students a pathway to success. Mr. Carpenter has previously served as a board member of the New York Stock Exchange, General Signal, Loews Cineplex, New York City Investment Fund, U.S. Retirement Partners and various other private and public companies.
Qualifications:
Mr. Carpenter provides the Board with experience in executive management, finance, asset management and restructurings, expertise in capital markets and capital management, key areas for certain of CIT’s businesses. His experience as Chief Executive Officer of major financial services companies provides the Board with invaluable executive management experience.

Dorene C. Dominquez, Age: 58

Board Committees:	Senior Leadership Positions:

• Nominating & Governance	• Chairwoman and Chief Executive Officer, Vanir Group of Companies, Inc.

Director Since:	• Director of CIT Bank, N.A.

February 2017	Prior Senior Leadership Positions:

Other Public Directorships:	• Director, American River Bank

• KB Home

• Douglas Emmett, Inc.
Ms.
 Dominguez
has served as a director of CIT since February 2017 and of CIT Bank, N.A. since September 2015. She is the Chairwoman and CEO of Vanir Group of Companies, Inc. and its subsidiaries, Vanir Construction Management, Inc., which ranked #24 in revenue by Engineering News & Review, and Vanir Development Company, Inc. Ms. Dominguez currently is a director on the KB Home board and is a member of its audit and compliance and nominating and corporate governance committees. She was recently elected to the Board of Directors of Douglas Emmett, Inc., a real estate investment trust. She is an active member of the Coca-Cola Hispanic Advisory Council, which advises Coca-Cola senior management on various issues related to its business operations as they impact the Hispanic community. An active community booster, Ms. Dominguez is a part of the Governors group that purchased the National Basketball Association “Sacramento Kings” in a successful effort to keep the team in California’s capital city. She thus became the first Latina to hold the distinction of NBA Governors group status. Her philanthropic activities are many and varied. She founded The Dominguez Dream, a 501(c)(3)
non-profit
in memory of her late father, which serves elementary schools in underserved communities by empowering children to achieve their full potential in Literacy and S.T.E.A.M. (Science, Technology, Engineering, Arts, Math). She has also partnered with the Nicholas Academic Centers, which seeks “to provide support to underserved high school students to improve their academic performance, achieve their full potential, promote their admission to colleges and universities, retention and graduation and to impart the skills and knowledge necessary to live successful and productive lives.” Ms. Dominguez is the former Chairwoman of the University of Notre Dame Latino Studies Advisory Council and is currently a Trustee at the University of Notre Dame. She also serves on the Board of Directors of the California Chamber of Commerce, is active on the Chamber’s political action committee and is a board member of Pride Industries, Latino Donor Collaborative, Inc., Aspen Institute Latinos & Society, Latino Los Angeles Chamber of Commerce and National Catholic Association Latino Leaders. In recognition of her national business, philanthropic, and community efforts, Ms. Dominguez has been recognized by “Fortune” magazine as one of “The 50 Most Powerful Latinas of 2017 & 2018.”
Qualifications:
Ms. Dominguez graduated from the University of Notre Dame with a Bachelor’s degree in finance and holds a Certificate in Corporate Governance from Harvard University. Ms. Dominguez provides the Board with extensive experience in executive management, finance, asset management and corporate governance.

Alan L. Frank, Age: 69

Board Committees:	Senior Leadership Positions:

• Audit (Chair)	• Director of CIT Bank, N.A.

Director Since:	Prior Senior Leadership Positions:

• August 2015	• Director of OneWest Bank N.A.

Other Public Directorships:	• Partner of Deloitte & Touche LLP

• None	• Director of IMB Holdco LLC
Mr.
 Frank
has served as a director of CIT and of CIT Bank, N.A. since August 2015. He also served as a director of OneWest Bank N.A. from 2014 to 2015, prior to its merger with CIT Bank. Mr. Frank spent 40 years with Deloitte & Touche LLP and retired in December 2012. With Deloitte & Touche, he led audit service teams from 1983 to 2012 and he led the Southern California consumer business and middle market audit practices from 1986 through 2010. Mr. Frank has significant experience with mergers and acquisitions, financial reporting matters, initial public offerings, and high growth companies. Mr. Frank graduated from the University of Southern California with a Bachelor of Science Degree.
Qualifications:
Mr. Frank provides the Board with over 40 years of experience in external audit matters as a partner of a nationally recognized accounting firm.

William M. Freeman, Age: 68

Board Committees:	Senior Leadership Positions:

• Nominating & Governance (Chair)	• Executive Chairman of CDF Group Inc.

• Compensation	• Board of Trustees of Drew University

Director Since:	Prior Senior Leadership Positions:

July 2003	• Director, Value Added Holdings, Inc.

Other Public Directorships:	• Director of TerreStar Corporation

• None	• Chairman of the Board of Arbinet-thexchange, Inc.

• Chief Executive Officer and Director Leap Wireless International

• Chief Executive Officer of Bell Atlantic-Washington, D.C.

• President of the Public Communications Group of Verizon Communications Inc.

• President and Chief Executive Officer of Bell Atlantic-New Jersey
Mr. Freeman
has served as a director of CIT since July 2003. He retired in February 2010 as Chairman of the Board of Arbinet-thexchange, Inc., in which capacity he had served since November 2007. Previously, Mr. Freeman served as President and Chief Executive Officer and Director of Arbinet-thexchange, Inc. from November 2007 until September 2008. Prior to joining Arbinet-thexchange, Mr. Freeman was elected to the board of Motient Corp., (predecessor to TerreStar Corporation), in February 2007, and Chairman of Motient/TerreStar in March 2007. Mr. Freeman also served as Chief Executive Officer and Director of Leap Wireless International, Inc. from May 2004 to February 2005 and as President of the Public Communications Group of Verizon Communications Inc. from 2000 to February 2004. Mr. Freeman served on the Board of Directors of Summit Bancorp from 1999 to 2002. Mr. Freeman served as President and Chief Executive Officer of Bell
Atlantic-New
Jersey from 1998 to 2000, President and Chief Executive Officer of Bell Atlantic-Washington, D.C. from 1994 to 1998, and in a number of other executive and management positions at Verizon since 1974. Mr. Freeman was a founder and co-owner
of Synthesis Security LLC, a closely held telecommunications company. Mr. Freeman currently serves, or during the preceding five years served, on the Board of Directors of TerreStar Corporation, the Board of Trustees of Drew University, and as a director of Value Added Holdings, Inc., a privately held communications company, and is the Executive Chairman of CDF Group Inc., a privately held beverage marketing and distribution company.

Qualifications:
Mr. Freeman provides the Board with extensive experience in managing organizations of various sizes and extensive experience in the telecommunications industry, a key market for CIT’s lending products.

R. Brad Oates, Age: 67

Board Committees:	Senior Leadership Positions:

• Compensation (Chair)	• Chairman and Managing Partner of Stone Advisors, LP

• Risk Management	• Chairman and Partner of Stakeholder IQ

Director Since:	• Director of CIT Bank, N.A.

December 2009	Prior Senior Leadership Positions:

Other Public Directorships:	• Vice Chairman, President and Chief Operating Officer of Bluebonnet Savings Bank, FSB

• None	• Chairman, NFC Global, LLC

• President, Lexis Nexis Risk Solutions Group

• Chairman, Texas Savings & Community Bankers
Mr.
 Oates
has served as a director of CIT since December 2009 and of CIT Bank, N.A. since August 2015. He currently serves as Chairman and Managing Partner of Stone Advisors, LP, a strategic advisory firm, which has been engaged as a contractor by the Federal Deposit Insurance Corporation (“
FDIC
”) to assist in resolving failed and troubled bank situations and is also Chairman and Partner of Stakeholder IQ. Prior to joining Stone Advisors, Mr. Oates served from 1988 until 2003 as Vice Chairman, President and Chief Operating Officer of Bluebonnet Savings Bank FSB, and as Executive Vice President of Stone Holdings, Inc., a bank holding company and a private investment company specializing in banking, risk management, and emerging information technologies. Mr. Oates currently serves, or during the preceding five years served, as Chairman of the Board of Directors of Stone Advisors Holdings, LLC. Mr. Oates also advises organizations seeking to increase their “Governance Capital.” He has written numerous corporate governance articles and is a guest lecturer on stakeholder governance and business ethics. Mr. Oates is a former professional football player in the NFL, and authored, “What Corporate America Can Learn About ‘Self-Governance’ From Championship Teams.” He is an Advisory Director to the Institute for Excellence in Corporate Governance at the University of Texas-Dallas, and holds an Executive Masters Professional Director Certification, conferred by the American College of Corporate Directors, a professional director-credentialing organization for public company directors. Mr. Oates has been involved in the financial services industry for approximately 35 years, principally as a senior executive officer and director, with a particular expertise in bank cyber risk governance. He is the author of, “Cyber Crime: How Technology Makes It Easy and What To Do About It.” (2001)
Qualifications:
Mr. Oates provides the Board with
in-depth
governance experience in successfully managing financial institutions transformation and a strong background in operating regulated commercial banks and strategic planning. His extensive experience in interacting with the FDIC and other bank regulators during his career provides the Board with insight into bank regulatory matters and supervisory expectations and communications. He also has experience in technology disruption and risk management.

Gerald Rosenfeld, Age: 74

Board Committees:	Senior Leadership Positions:

• Risk Management (Chair)	• Strategic Advisor and Vice Chairman of U.S. Investment Banking of Lazard Ltd.

Director Since:	• Director of Continental Grant Company

January 2010	Trustee, New York University School of Law

Other Public Directorships:	• Director of CIT Bank, N.A.

• None	Prior Senior Leadership Positions:

• Deputy Chairman of Rothschild North America

• President of G Rosenfeld & Co LLC

• Head of Investment Banking and a member of the Management Committee of Lazard Freres
Mr.
 Rosenfeld
has served as a director of CIT since January 2010 and of CIT Bank, N.A. since August 2015. He re-joined
Lazard Ltd. as Vice Chairman of United States investment banking effective March 1, 2011. He was Deputy Chairman of Rothschild North America from 2007 to 2011 and served as its Chief Executive Officer from 1999 to 2007. Prior to joining Rothschild, he was President of G Rosenfeld & Co LLC, an investment banking firm. Prior to founding G Rosenfeld & Co LLC in 1998, he was Head of Investment Banking and a member of the Management Committee of Lazard Freres & Co. LLC. Mr. Rosenfeld joined Lazard in 1992 after holding significant management positions at Bankers Trust Company, Salomon Inc. and its Salomon Brothers subsidiary and McKinsey & Company. Prior to joining McKinsey, Mr. Rosenfeld was a member of the faculty of the City College of New York, New York University and the University of Maryland. Mr. Rosenfeld currently serves, or during the preceding five years served, as a member of the Board of Directors of Continental Grain Company, as a Trustee of the New York University School of Law, where he is also a Professor of Practice. Mr. Rosenfeld previously served on the Board of Overseers of New York University’s Stern School of Business, where he also served as an Adjunct Professor of Finance.
Qualifications:
Mr. Rosenfeld provides the Board with extensive experience and expertise in risk management and sophisticated financial matters gained by both practical experience in a regulated environment and through research and teaching finance-related courses at several prominent universities. He also has management experience as a senior executive in commercial banking, investment banking and capital markets.

Vice Admiral John R. Ryan, USN (Ret.), Age: 75

Board Committees: • Compensation • Risk Management Director Since: July 2003 Lead Director Since: May 2008 Other Public Directorships: • Barnes & Noble Education, Inc.
Senior Leadership Positions:

•   President and Chief Executive Officer of the Center for Creative Leadership

Prior Senior Leadership Positions:

•   Director of Cablevision Systems Corporation

•   Chancellor of the State University of New York

•   President of the State University of New York Maritime College

•   Superintendent of the U.S. Naval Academy

•   Commander of the Fleet Air Mediterranean, U.S. Navy

•   Commander of the Patrol Wings for the U.S. Pacific Fleet, U.S. Navy

•   Director of Logistics for the U.S. Pacific Command, U.S. Navy

Vice Admiral Ryan
has served as a director of CIT since July 2003 and was appointed lead director (“
Lead Director
”) by the Board in May 2008. He has been President and Chief Executive Officer of the Center for Creative Leadership in Greensboro, North Carolina since May 2007. Previously, Mr. Ryan served as Chancellor of the State University of New York from June 2005 to June 2007. Mr. Ryan also served as President of the State University of New York Maritime College from June 2002 until June 2005 while also serving as the Interim President of the State University of New York at Albany from February 2004 until February 2005. From 1998 to 2002, Mr. Ryan was Superintendent of the U.S. Naval Academy, Annapolis, Maryland. Mr. Ryan served in the U.S. Navy from 1967 to July 2002, including as Commander of the Fleet Air Mediterranean in Naples, Italy from 1995 to 1998, Commander of the Patrol Wings for the U.S. Pacific Fleet in Pearl Harbor from 1993 to 1995, and Director of Logistics for the U.S. Pacific Command in Aiea, Hawaii from 1991 to 1993. Mr. Ryan currently serves as Lead Director and member of the Compensation Committee and Chair of the Corporate Governance & Nominating Committee of Barnes & Noble Education, Inc., Board Member of the U.S. Naval Academy Foundation and has previously served as a Director and member of the Audit Committee of Cablevision Systems Corporation.
Qualifications:
Vice Admiral Ryan provides the Board with experienced leadership and an expertise in managing large complex organizations, primarily in academia and the military. In addition, Mr. Ryan provides the Board with extensive experience in strategic planning, logistics, talent development and succession planning. His tenure as a director, and as Lead Director, of CIT enables him to provide the Board with valuable experience in overseeing CIT’s business and providing leadership to the Board.

Sheila A. Stamps, Age: 63

Board Committees: • Audit • Nominating & Governance Director Since: February 2014 Other Public Directorships: • Atlas Air Worldwide Holdings Inc. • Pitney Bowes, Inc. • Forest Road Acquisition Corp.
Senior Leadership Positions:

•   Director of CIT Bank, N.A.

•   Board of Directors, IES Abroad

•   Board Advisory Services faculty member, Board Leadership Fellow and Director of National Association of Corporate Directors NY Chapter

Prior Senior Leadership Positions:

•   Executive Vice President, DBI, LLC

•   Commissioner, New York State Insurance Fund

•   Director of Pension Investments and Cash Management at the New York State Common Retirement Fund

•   Group Head and Managing Director, Bank of America Corporation

•   Managing Director & Head of European Asset-Backed Securitization, Bank One Corporation (now, JPMorgan.)

Ms.
 Stamps
has served as a director of CIT since February 2014 and of CIT Bank, N.A. since August 2015. From 2014 to 2018 she served as a Commissioner and Audit Committee Chair on the board of the New York State Insurance Fund, the largest worker’s compensation insurance provider in the State of New York. She previously served as Executive Vice President at DBI, LLC, a private mortgage investment company, from 2011 to 2012. She served from 2008 to 2011 as Director of Pension Investments and Cash Management at the New York State Common Retirement Fund, and from 2004 to 2005 as a Fellow at the Weatherhead Center for International Affairs at Harvard University. Prior to this, Ms. Stamps served as a Managing Director and Head of Relationship Management, Financial Institutions at Bank of America. From 1982 to 2003, she held a number of executive positions with Bank One Corporation (now, JPMorgan), including Managing Director and Head of European Asset-Backed Securitization and Managing Director and Senior Originator of Asset-Backed Securitization. Ms. Stamps is a Director of Pitney Bowes Inc., and Forest Road Acquisition Corp. She holds an MBA in Finance from the University of Chicago.
Qualifications:
Ms. Stamps provides the Board with
in-depth
knowledge of middle market commercial banking and capital markets in both the US and European markets. She is a senior financial executive with strategy, risk and business development expertise, and is also an experienced banker to the financial services industry. Her experience as a Director/Portfolio Manager at the New York State Common Retirement Fund also enables her to provide the Board with an investor’s perspective and experience serving as a fiduciary in a complex financial environment.

Khanh T. Tran, Age 64

Board Committees: • Risk Management Director Since: July 2017 Other Public Directorships: • None
Senior Leadership Positions:

•   Director of CIT Bank, N.A.

•   Board of Counselors Argyros School of Business and Economics, Chapman University

•   Founder and Chairman Orange County Chapter of Ascend
Pan-Asian
Leaders

Prior Senior Leadership Positions:

•   President and Chief Executive Officer of Aviation Capital Group

•   Director of Aviation Capital Group

•   Various Leadership Positions with Pacific Life Insurance Company, including President, Chief Investment Officer, Chief Financial Officer, Vice President of Corporate Development and Treasurer

Mr.
 Tran
has served as a director of CIT and of CIT Bank, N.A. since July 2017. He served as President and Chief Executive Officer and Director of Aviation Capital Group, a full-service aircraft leasing and asset management company; which became wholly owned by Tokyo Century Corporation in December of 2019. Prior to the 2019 buyout, Mr. Tran had been with Pacific Life Insurance Company for 25 years, serving as its President, Chief Investment Officer, Chief Financial Officer, Vice President of Corporate Development and Treasurer during his tenure. Before joining Pacific Life in 1990, Mr. Tran held financial positions at The Vons Companies, Inc., a supermarket retailer in Southern California, and The Flying Tiger Line, Inc., then the world’s largest global airfreight company that was acquired by Federal Express in 1988. He started his career at United California Bank in 1980. Mr. Tran received his Master of Business Administration in Finance and Marketing from the University of California Los Angeles and Bachelor of Arts in Economics and Political Science from Whittier College. He has previously served as a Director of Pacific Mutual Holding Company, Pacific LifeCorp., Pacific Life, Chairman of College Savings Bank, and Pacific Life’s other various subsidiaries. He also served on the board of Asset Management Finance Corp. (acquired by Credit Suisse), Prandium, Inc. (OTC), and Scottish Re Group (NYSE).
Qualifications:
Mr. Tran provides the Board with extensive experience in executive management, finance, investments, mergers and acquisitions, new business ventures, business/corporate strategy, risk management and corporate governance. He has significant investment experience through a variety of senior roles, including his experience at Pacific Life Insurance Company and Aviation Capital Group. Mr. Tran also for many years has been an active member of the business and finance community in Southern California, a key market for CIT in both our Consumer Banking and Commercial Banking operating segments.

Laura S. Unger, Age 60

Board Committees: • Audit • Nominating & Governance Director Since: January 2010 Other Public Directorships: • Navient Corporation • NHI, Inc.
Senior Leadership Positions:

•   Director of CIT Bank, N.A.

•   Board Member, Children’s National Medical Center Foundation

Prior Senior Leadership Positions:

•   Chair, CIT Nominating & Governance Committee

•   Director of Ambac Financial Group Inc.

•   Acting Chairperson, Securities and Exchange Commission

•   Commissioner, Securities and Exchange Commission

•   Counsel to the United States Senate Committee on Banking, Housing and Urban Affairs

•   Director of MBNA Corporation

•   Director of CA Technologies, Inc.

Ms.
 Unger
has served as a director of CIT since January 2010 and of CIT Bank, N.A. since May 2016. She served as Commissioner of the SEC from November 1997 to February 2002, including as Acting Chairperson from February to August 2001. Subsequently, she served as a Regulatory Expert and commentator for CNBC from May 2002 to May 2003. Before being appointed to the SEC, Ms. Unger served as Counsel to the United States Senate Committee on Banking, Housing and Urban Affairs from October 1990 to November 1997. Prior to working on Capitol Hill, she was an attorney with the Enforcement Division of the SEC from January 1988 to October 1990. Ms. Unger currently serves, or during the preceding five years served, as a director of CA Technologies, Inc., Navient Corporation, and three subsidiaries of Nomura Holdings, Inc: Nomura Holdings America, Nomura Global Financial Products and Nomura Securities, Inc. and Children’s National Medical Center. She also acts or has acted as Special Adviser to Promontory Financial Group from January 2011 to January 2015, and as an Independent Consultant to JP Morgan Chase from May 2004 to November 2010 for the Global Analyst Conflict Settlement.
Qualifications:
Ms. Unger provides the Board with insight into dealing with regulators and operating in a regulatory environment, based on her experience as both a former Commissioner and a former enforcement attorney with the SEC. In addition, Ms. Unger provides the Board with insight into policy and the legislative process, based on her experience as a Committee Counsel in the U.S. Senate. She also has significant corporate governance and financial market expertise.
The Board considered the above qualifications and experience of each director in determining the directors are qualified to serve on the Board and that the Board is composed of directors with diverse backgrounds and experiences.
Corporate Governance
CIT is committed to the values of effective corporate governance and high ethical standards. Our Board believes that these values promote long-term performance and reevaluates our governance policies on an ongoing basis to ensure they sufficiently meet CIT’s needs and our stockholders’ interests. Listed below are some of our significant corporate governance practices and policies.

•
Majority Voting in Director Elections.
If an election is uncontested, each of our director nominees agrees to tender his or her irrevocable contingent resignation if he or she is not elected by a majority of the votes cast by stockholders. Our Governance Committee will promptly consider the director’s resignation and recommend to our Board whether to accept or reject the resignation. Our Board will act on the Governance Committee’s recommendation within 90 days of the applicable stockholder meeting and will then publicly disclose its decision.

•
Lead Director.
Our Corporate Governance Guidelines establish the role of an independent lead director who is elected annually by a majority vote of the independent directors. More information about the role of the lead director and our Board structure may be found in this Form
10-K/A
under the heading “Board Leadership Structure.”

•
Absence of a Stockholder Rights Plan.
We do not have a stockholder rights plan and are not currently considering adopting one.

•
Stock Ownership Requirements.
Both our directors and senior executive officers are required, within a specified period of time of becoming a director or senior executive officer, to own a minimum amount of CIT’s common stock and to retain such ownership at all times thereafter while they remain with CIT.

•
Political Contributions.
CIT believes that an important part of responsible corporate citizenship is participation in the political and public policy process. However, even where legally permitted, CIT’s policy is not to use any company funds or property for any candidate campaign, including candidate campaign committees, political parties, caucuses, or independent expenditure committees (super PACs). CIT also maintains a non-partisan
political action committee for our employees to participate in the political process, which is funded entirely through voluntary contributions from eligible CIT employees, and uses those funds to support candidates, political parties, and other political action committees that are supportive of CIT’s public policy goals.

•
Related Person Transactions Policy
. Our Governance Committee is responsible for approving or ratifying transactions involving CIT and related persons and determining if the transaction is in, or not inconsistent with, the best interests of CIT and our stockholders. More information about our Related Person Transactions Policy may be found below under the heading “Related Person Transactions Policy.”

•
Executive Sessions.
Our Board meets regularly in executive sessions without the presence of management, including our Chairwoman. These sessions are led by our Lead Director.

•
Limitations on Participation on Other Boards.
To ensure that our directors have sufficient time to devote proper attention to their responsibilities as directors of CIT, unless otherwise approved by the Governance Committee, employed directors are limited to service on one board of another publicly traded company, while other directors may not serve on the boards of more than four other public companies.

•
Hedging, Margin Accounts and Pledged Securities.
CIT’s directors and employees are prohibited from entering into financial transactions to hedge their ownership interest in CIT’s securities, holding CIT’s securities in a margin account, or otherwise pledging CIT’s securities as collateral for a loan.

•
Board and Board Committee Evaluations.
Each year, each director completes a questionnaire reflecting his or her assessment of the effectiveness of the Board and the committees on which he or she serves. The General Counsel confidentially summarizes the directors’ responses for review by the Governance Committee, the Board and Committees. The Board and Committees review the summary in executive session and consider what actions, if any, to take as a result.

•
Proxy Access.
CIT believes that it is appropriate for certain stockholders to be able to use our proxy statement and proxy card to nominate one or more director candidates. Our
By-Laws
generally allow stockholders owning 3% or more of the Company’s total voting stock for three years to use the Company’s proxy statement to nominate the greater of two or 20% of the director positions subject to vote at an annual meeting.

Additional information is provided below regarding these and certain other key corporate governance policies which we believe enable us to manage our business in accordance with the highest standards of business practices and in the best interests of our stockholders. CIT’s Board established the Corporate Governance Guidelines to further its long-standing objective of providing effective governance of CIT for the long-term benefit of CIT’s shareholders. The Board regularly reviews and revises the Corporate Governance Guidelines to ensure they continue to reflect best practices. Investors can find a copy of CIT’s Corporate Governance Guidelines and other governance policies on our website at www.cit.com/about/us/governance/. The Corporate Governance Guidelines and information contained on the CIT website are not incorporated by reference in, and do not constitute part of, this Form
10-K/A.
Director Tenure
The average tenure of CIT’s directors is approximately nine years, with more than half of the directors having a tenure of less than 10 years. Current tenure lengths among our directors are varied, with five seasoned directors having a tenure of 10 years or longer, three mid-tenured
directors having a tenure of six to nine years, and four newer directors having a tenure of approximately five years or less. The Governance Committee, which is responsible for nominating individuals to the Board, considers tenure, among other factors, when making its determinations.

The Governance Committee believes that our longer-tenured directors have vital experience and knowledge of CIT that provide the Board with a better understanding of CIT’s business and operations. This experience continues to create long-term value for the Board and our stockholders, particularly when balanced with the unique skills, views and experiences of newer directors.
Diversity of Directors
Under our Corporate Governance Guidelines, the Board has adopted a diversity policy and seeks diversity in its members with respect to background, skills and expertise, industry knowledge, and experience. Our Corporate Governance Guidelines set forth general criteria for nomination and re-nomination
to the Board, including:

•	judgment, integrity, commitment, and candor;

•	leadership and decision-making experience in complex organizations, including corporations, banking and financial institutions, and government, education, and military institutions;

•	expertise, knowledge, and skills useful for overseeing our business; and

•	diversity of background, perspectives, skills and experience.
When considering directors for
re-nomination,
the Governance Committee also considers attendance, preparedness, participation and candor.
The Governance Committee reviews with the Board the skills, characteristics and diversity of background appropriate for CIT’s directors. When seeking to fill Board vacancies, the Governance Committee evaluates the skills and characteristics of the existing directors, including the diversity of background, perspectives, and experience of the directors, to identify any gaps that should be filled. The Governance Committee then utilizes that information to guide its search for new director nominees.
CIT is honored to have a diverse board of directors that bring unique perspectives to the governance of the Company. The Company was recognized by the Women’s Forum of New York for its gender diversity on the board. CIT’s Board is also represented by diverse ethnicities.
Majority Voting for Directors
Under our
By-Laws
and Corporate Governance Guidelines, in an uncontested election (i.e., director nominees are all nominated by CIT), a nominee for director is elected if the votes cast “for” such nominee’s election exceed the votes cast “against” such nominee’s election; however, directors are elected by a plurality of the votes cast at any meeting of stockholders for which (i) the Corporate Secretary of CIT receives a notice that a stockholder has nominated a person for election to the Board in compliance with the advance notice requirements for stockholder nominees set forth in our
By-Laws,
and (ii) such nomination has not been withdrawn by such stockholder on or before the tenth day before CIT first mails its notice of meeting for such meeting to the stockholders. If directors are to be elected by a plurality of the votes cast, as permitted under Delaware law and our
By-Laws,
stockholders shall not be permitted to vote “against” a nominee. Votes cast shall not include abstentions with respect to the election of directors. Under our Corporate Governance Guidelines, if a majority vote is required, any nominee who fails to receive the required vote “for” his or her election or re-election
must promptly tender his or her resignation to the Chairwoman of the Board. If an incumbent director fails to receive the required vote for re-election,
the Governance Committee will promptly consider the resignation submitted by such director and will recommend to the full Board whether to accept such resignation. The Governance Committee will consider all factors that it deems relevant in making its recommendation, including any stated reasons why stockholders voted “against” the director, the length of service and qualifications of the director, the director’s contributions to CIT and CIT’s Corporate Governance Guidelines.
The Board will act on the recommendation of the Governance Committee no later than 90 days following the date of the meeting of stockholders at which the election occurred. The Board will review the factors considered by the Governance Committee and such other information and factors as the Board deems relevant. We will promptly disclose the Board’s decision whether to accept the resignation as tendered, and provide a full explanation of the process by which the decision was reached and, if applicable, the reasons the Board rejected the tendered resignation, in a Current Report on Form
8-K
filed with the SEC.

If one or more directors’ resignations are accepted by the Board, the Governance Committee will recommend to the Board whether to fill such vacancy or vacancies or to reduce the size of the Board.
Board Leadership Structure
Effective April 1, 2016, Ellen R. Alemany assumed the role of Chief Executive Officer and effective May 10, 2016, Ms. Alemany assumed the role of Chairwoman. Therefore, as of and since May 10, 2016, the positions of Chief Executive Officer and Chairwoman were held by one person, Ellen R. Alemany. In deciding to continue CIT’s practice of combining the Chief Executive Officer and Chairwoman positions, the primary factors considered by the Board were the importance of a unified strategic and operating focus, the benefits of clarity in the management structure of the organization, and the need for consistent communications to stockholders, customers, regulators and other constituencies. This structure also best assures that Ms. Alemany will be able to use her in-depth
knowledge and perspective gained from running CIT to effectively and efficiently guide our Board. By being closely connected with both CIT’s senior level managers and the Board, Ms. Alemany is better able to appreciate and balance the perspectives of both groups.
To establish a liaison between the
non-management
directors and the Chairwoman and Chief Executive Officer and foster effective communication between them, the independent directors on CIT’s Board also appoint a Lead Director who is independent of management. This position is currently held by Vice Admiral John R. Ryan, USN (Ret.). The Board has structured the role of our independent Lead Director to strike an appropriate balance with the combined Chairwoman and Chief Executive Officer role and to fulfill the important requirements of independent leadership on the Board. As Lead Director, Mr. Ryan:

•	presides over all meetings of the Board at which the Chairwoman is not present;

•	presides at executive sessions of the Board;

•
develops and approves meeting agendas for the Board to ensure that management is addressing all matters of concern or interest to the Board and that sufficient time for discussion is allocated for each matter; and

•	serves as a liaison between the Chairwoman and the independent directors.
Director Succession
The Governance Committee periodically reviews with the Board the skills and characteristics appropriate for Board members. The Board seeks diversity in its members with respect to background, skills and expertise, industry knowledge, and experience. The Board, through its Governance Committee, believes that it is appropriate to consider the value of each director’s contributions and overall performance of the Board. The Board does not have a mandatory retirement age. The Board will continue to evaluate all Board members on the basis of their skills and expertise, industry knowledge, dedication and preparation, and overall contributions to the Board.
The Board’s Role in Risk Oversight
In light of CIT’s evolving business and strategic direction, the Board believes that evaluating how CIT’s executive team manages the various risks confronting CIT is one of the most important areas of its oversight responsibilities and that effectively balancing risk and return is critical to the long-term success of CIT. CIT has a comprehensive enterprise risk management program that governs the policies and procedures used by management to monitor, evaluate and manage the risks we assume in conducting our business activities. Our Board’s oversight of this risk management process is conducted primarily by our Audit Committee and our Risk Management Committee; however, each of the other Board Committees also considers risk within its area of responsibility. The following describes some of the risks overseen by the Board Committees.
Audit Committee
The duties of the Audit Committee include reviewing and discussing with the appropriate members of management CIT’s major financial risk exposures, including interest rate, liquidity, foreign currency exposure, cash investment, funding, swap- counterparty, and asset-liability management risks, as well as overseeing CIT’s internal controls over financial reporting. In addition, the Audit Committee is responsible for the oversight of, and receives regular reports regarding, CIT’s internal audit and compliance functions and risks related to litigation, compliance and legal matters as well as enterprise, operations and market risks. The Audit Committee and Risk Management Committee meet quarterly in joint sessions to ensure appropriate communications regarding areas of overlap in overseeing risk.

Risk Management Committee
The duties of the Risk Management Committee include overseeing CIT’s risk management functions and processes, including (a) reviewing and recommending to the Board an annual risk appetite statement, and reviewing management’s risk appetite limits report to confirm that CIT is operating within its risk appetite statement, (b) ensuring that management has established processes and an enterprise risk management framework and governance structures designed to identify, bring to the Board’s and/or the Risk Management Committee’s attention, and appropriately manage, monitor, control and report exposures to the major risks affecting CIT, including risk management deficiencies and the timely implementation of corrective actions to address such deficiencies, (c) monitoring the performance, quality and trends associated with CIT’s credit portfolio, (d) assessing, jointly with the Audit Committee, the adequacy of CIT’s allowance for loan losses and management’s methodology for determining such allowance, (e) receiving, jointly with the Compensation Committee, management’s assessment of the effectiveness of the design and operation of CIT’s incentive compensation programs, and (f) overseeing CIT’s stress testing process and capital planning. The Risk Management Committee also oversees CIT’s loan review function, information security processes, business continuity planning, and the use of insurance to manage certain of CIT’s risks.
Compensation Committee
The duties of the Compensation Committee include regularly assessing risks related to our compensation programs, including our executive compensation practices. Management provides information on a regular basis to the Compensation Committee regarding compensation elements and features that could mitigate or encourage excessive risk-taking. In assessing compensation related risks, the Compensation Committee, together with the Risk Management Committee, considers the balance between annual and longer-term performance incentives, performance measures that motivate sustained performance while prudently managing risk, stock ownership guidelines that align executives’ interests with those of our stockholders, and our clawback policy to recoup compensation.
Governance Committee
The duties of the Governance Committee include reviewing and minimizing risks by ensuring appropriate policies and practices exist and are implemented to avoid or manage conflicts of interest by and among CIT, its executive officers, directors, director nominees and stockholders, overseeing an effective succession planning process, overseeing CIT’s Political Contributions Policy and lobbying practices, and adopting prudent governance policies. For more information, see “Corporate Governance” above for a list of significant corporate governance practices and policies.
Cybersecurity
In addition to the risks described above, the Board is also actively involved in oversight of CIT’s cybersecurity risks. In recent years, a number of highly-publicized data breaches and other cybersecurity attacks have demonstrated that cybersecurity events can lead to significant financial losses and reputational harm to the breached company. Information security, including cybersecurity, is a high priority for CIT and the Board, and CIT continues to develop policies and technology to protect both CIT’s and its clients’ information from cyberattacks or other corruption or loss. The Risk Management Committee oversees CIT’s technology and cybersecurity risks.
CIT has implemented an Information Risk Group (“
IRG
”) that oversees the Chief Information Security Officer (“
CISO
”), who is responsible for developing, implementing, and maintaining an effective information security program. The IRG is responsible for the ongoing monitoring, testing, and measurement of effectiveness of CIT’s information security program and business continuity program. In addition, CIT has adopted the Federal Financial Institutions Examination Council’s Cybersecurity Assessment framework for the identification of inherent cybersecurity risk, measurement of cybersecurity maturity based on the risk profile of the Company, management and deployment of cybersecurity controls, and is an active participant in the Financial Services Information Sharing and Analysis Center.

The Board actively oversees CIT’s efforts to maintain and enhance its operations resilience, and regularly reviews CIT’s cybersecurity practices. Through its committees, the Board reviews and approves information security policies and programs, including those relating to cybersecurity, security risk assessment, security strategies, disaster recovery, business continuity and incident response plans, and is briefed at least on a quarterly basis on information security matters. The CISO conducts training and awareness programs for the Board to ensure that the Board remains aware and informed on information security incidents and response plans.
Corporate Social Responsibility
We believe responsible companies can be a powerful force for good. At CIT, we are committed to making positive and lasting impacts in our communities through our business activities, our investments and our focus on building an inclusive culture with the highest ethical standards.
Our social responsibility framework encompasses financial and personal empowerment, support of the environment and the advancement of health and wellness. Additionally, we are committed to building an inclusive and supportive culture that allows our employees to bring their best selves to work. This is guided by our core values, which we call our Pride Pledge, and our diversity and inclusion program called Be You. For more information on CIT’s social responsibility and sustainability efforts, visit our website at www.cit.com/csr. Our website is not a part of, or incorporated by reference, in this proxy statement for any purpose.
Succession Planning
The Board is actively engaged and involved in talent management. The Board reviews the Company’s human resources strategy in support of its business strategy at least annually. This process includes a detailed discussion of the Company’s leadership bench strength and succession plans with a focus on key positions at the senior officer level. In addition, the Board Committees regularly discuss the talent depth for specific critical roles. High potential leaders are given exposure and visibility to Board members through formal presentations and informal events.
Audit Committee
During 2020, our Board maintained an Audit Committee. The Audit Committee is currently comprised of four directors: Messrs. Brosnan and Frank (Chair) and Mses. Stamps and Unger. The Board has determined that Mr. Frank meets the standard of “Audit Committee Financial Expert,” as defined by the rules of the SEC, and that each member of the Audit Committee is independent from management and financially literate, as defined by the NYSE listing standards.
Legal Proceedings
There are no known legal proceedings or events in the past ten years that are material to an evaluation of any director or executive officer of CIT.
Executive Officers
The following table sets forth certain information, regarding CIT’s executive officers, as of January 1, 2021. The executive officers were appointed by and hold office at the discretion of the Board. No family relationship exists among CIT’s executive officers or with any director. The executive officers, like all directors and employees, are subject to CIT’s Code of Business Conduct, which is available on our website at www.cit.com/about/us/governance/. Certain executive officers may also be directors or trustees of privately held or not-for-profit
organizations that are not referred to below.

Name	Age	Position
Ellen R. Alemany (1)	65	Chairwoman and Chief Executive Officer of CIT and Chairwoman and CEO of CIT Bank, N.A.
James J. Duffy	66	Executive Vice President and Chief Human Resources Officer
John J. Fawcett	62	Executive Vice President and Chief Financial Officer
Marisa J. Harney	63	Executive Vice President and Chief Credit Officer
David M. Harnisch	50	President, Commercial Finance
James R. Hubbard	62	Executive Vice President, General Counsel and Corporate Secretary
Denise M. Menelly	59	Executive Vice President and Head of Technology and Operations
Wahida Plummer	54	Executive Vice President and Chief Risk Officer
Gina M. Proia	48	Executive Vice President and Chief Marketing and Communications Officer
Steve Solk	66	President, Consumer Banking
Edward K. Sperling	56	Executive Vice President and Corporate Controller

(1)	See “Directors” in this Form 10-K/A for Ms. Alemany’s biographical information.
James J. Duffy
has served as Executive Vice President and Chief Human Resources Officer at CIT since August 2016. He is responsible for overseeing the human resources function, including the development and implementation of the company’s global employee talent programs, employment policies, compensation and benefits. Mr. Duffy was previously Chief Human Resources Officer at Ally Financial Inc., from May 2010, where he was responsible for HR, including compensation, staffing, leadership development, talent management and acquisition, employee relations and organizational development. Prior to Ally, Mr. Duffy was the chief human resources officer at CIT. Prior to joining CIT in 2006, he served as Senior Vice President of Human Resources for Citigroup’s Global Consumer Group, a $13 billion business offering a full range of consumer products with more than 200,000 employees in 50 countries. Before joining Citigroup, Mr. Duffy held senior HR positions at other major banking and manufacturing companies, including AlliedSignal, Ingersoll-Rand, Bankers Trust and GE. Mr. Duffy earned a Bachelor of Science degree in Industrial and Labor Relations from Cornell University.
John J. Fawcett
has served as Executive Vice President and Chief Financial Officer since May 2017. He is responsible for strategic planning, financial analysis, accounting, treasury management, tax and investor relations. Previously, Mr. Fawcett served as CFO of Citizens Financial Group (CFG) and Royal Bank of Scotland (RBS) Americas from 2007 through 2015. He was instrumental in leading the CFG initial public offering and separation of CFG from RBS in September 2014. Prior to this he had a
20-year
tenure at Citigroup with CFO roles in various areas including as CFO of Global Transaction Services, CFO of the Commercial Markets Business and head of Financial Planning and Analysis for the Global Corporate and Investment Bank. Most recently, Mr. Fawcett served on the board of Rabobank North America, where he served as the Chair of the Audit Committee. Mr. Fawcett holds a Bachelor of Science degree in Accounting and a Master of Business Administration degree in Finance, both from St. John’s University.
Marisa J. Harney
has served as Executive Vice President and Chief Credit Officer since May 2018 and as Chief Credit Officer since December 2016. Prior to joining CIT, Ms. Harney served as Chief Risk Officer, GE Capital Americas, with oversight of all risk activities, and as an officer of GE from August 2013 until June 2016. She served as Head of Corporate Credit Risk of the Americas for Bank of America after performing in various roles of increasing responsibility in both the credit and risk departments. Before Bank of America, she served as Unit Head for Chemical Bank’s and CIBC World Markets’ Media & Telecom groups and as a Senior Credit Executive for Credit Suisse First Boston. Ms. Harney holds an MBA from the New York University Stern School of Business and a bachelor’s degree in finance from Fordham University.
David M. Harnisch
is president of Commercial Finance with responsibility for CIT’s corporate and leveraged financing to middle market companies, including CIT’s key industry verticals of Healthcare, Power & Energy, Technology, Media & Telecommunications, Aerospace & Defense, Government Contracting, Gaming, and Retail. He is also responsible for capital markets, asset management, middle market banking, asset-backed and asset-based lending, factoring and real estate financing, and is a member of the company’s Executive Management Committee. Most recently, Mr. Harnisch was executive vice president and head of Commercial Banking at Santander Bank. Prior to joining Santander, he was executive vice president and head of Commercial Banking Underwriting & Portfolio Management at Citizens Financial Group. He also held positions as the head of Leveraged Finance and head of Underwriting and Execution for Healthcare and Technology Banking at RBS Citizens. Earlier in his career, Mr. Harnisch spent nine years at CIT in Sponsor Finance, Asset Management and Problem Loan Management. His commercial banking and asset management career spans 27 years and began at Chase Manhattan Bank. Mr. Harnisch has a bachelor’s degree from Boston College and an MBA from New York University.

James R. Hubbard
became Executive Vice President, General Counsel and Corporate Secretary on March 18, 2019. He is responsible for overseeing all legal, corporate governance, and insurance risk management for CIT. Mr. Hubbard previously served as Executive Vice President, General Counsel and Secretary of TIAA, FSB from June 2017 and its predecessor, Everbank Financial Corp., from August 2015 to June 2017. Prior to joining Everbank, Mr. Hubbard was Senior Vice President and Chief Legal Officer of Fifth Third Bancorp from February 2010 to August 2015 and served in various other positions at Fifth Third beginning in 1992. Prior to joining Fifth Third, Mr. Hubbard was with the law firms Frost Brown Todd LLC and Kaye Scholer LLP. Mr. Hubbard received a B.A. from Colgate University and a J.D. from the University of Cincinnati College of Law.
Denise M. Menelly
has served as Executive Vice President and Head of Technology and Operations since June 2016. With an extensive track record for transforming organizations, Ms. Menelly works with all of CIT’s stakeholders to leverage new and existing technologies to drive growth throughout the company, while also leading strategic vision for streamlined operations. Ms. Menelly is also responsible for overseeing CIT’s information security strategy. Previously, Ms. Menelly spent six years with Bank of America Merrill Lynch, most recently as Head of Enterprise Shared Services, where she managed and transformed functions shared by the bank’s corporate, commercial and consumer business lines. She joined Bank of America in 2010 as the chief operating officer for Corporate Banking and then became the global head of Commercial and Corporate Bank Operations, managing functions in more than 28 countries. Prior to joining Bank of America, Ms. Menelly served as the head of operations for RBS Citizens and vice chairman of Citizens Bank. In these roles her responsibilities included the U.S.-based banking operations for Consumer Banking, Commercial Banking and Global Transaction Services. From 1996 to 2008, Ms. Menelly worked at Citigroup, implementing technology and process changes while increasing her responsibilities in various Operations and Technology roles. These included Global Head of Securities & Fund Services (SFS) Operations and Client Delivery, Head of Operations for the Commercial Business Group, Head of CitiCapital Operations, Head of Global Transaction Services Client Delivery and Head of Domestic Cash Management Operations. Ms. Menelly began her career with Bankers Trust Company in 1983 and spent the next 13 years managing various operations and technology functions. Ms. Menelly holds a Bachelor of Science degree from Manhattan College.
Wahida Plummer
has served as Executive Vice President and Chief Risk Officer since May 2018. She is responsible for all of CIT’s enterprise risk management and joined CIT in 2017 as Executive Vice President in charge of regulatory matters. Prior to that she served as the head of the risk program office for Wells Fargo’s Consumer Lending Group from September 2015 to October 2017. She began her career at Citigroup and held a number of risk positions in the Global Transaction Services and CitiCapital divisions. Then she joined RBS, Americas and served in several risk, credit and compliance roles. Ms. Plummer holds an MBA in Finance from The Wharton School and a Bachelor of Science degree from the University of Maryland.
Gina M. Proia
has served as Executive Vice President and Chief Marketing and Communications Officer since December 2016. She is responsible for overseeing the company’s branding, marketing, advertising, communications and social responsibility strategies as well as ensuring they support CIT’s strategic priorities. She is also responsible for advancing strategies and programs to help promote a corporate culture that aligns employees with CIT’s business goals, facilitates sustained growth, and complies with regulatory requirements. Ms. Proia has extensive experience in designing communications strategies and building brand, reputation and culture during transformations and as part of strategic growth plans. She joined CIT following 10 years at Ally Financial, where she served in a number of roles, including as Chief Communications Officer. Prior to joining Ally, Ms. Proia held various positions at General Motors in the areas of financial and corporate communications, marketing communications, and creating influencer programs. Ms. Proia was recognized on PR Week’s 40 Under 40 List and received the Aiming High Award from Legal Momentum, the Women’s Legal Defense and Education Fund, which recognizes the accomplishments of women in business.

Steve Solk
has served as President of Consumer Banking since November 2016. He is responsible for the Consumer Banking business. Mr. Solk also served as President of CIT Business Capital from December 2015 until January 2018. Previously, Mr. Solk was an Executive Vice President of Commercial Finance at RBS Citizens Bank and a member of Citizens’ Executive Leadership Group from April 2010 until September 2014. In this role, he was responsible for executing growth strategies for four commercial banking specialty businesses, which included Franchise Finance, Business Capital, Asset Finance and Commercial Real Estate. Prior to RBS, Mr. Solk served in several executive roles in the financial sector, including more than 20 years at Citigroup. At Citigroup, he managed multiple lending and leasing specialty businesses and attained leading market positions in core target markets. Mr. Solk began his career at Bank of America, where he underwrote and managed corporate relationships. Mr. Solk earned a Bachelor of Arts degree in Finance from Arizona State University.
Edward K. Sperling
has served as Executive Vice President and Corporate Controller since November 2015. Prior to being named to this position, Mr. Sperling was Senior Vice President and Deputy Controller from 2011. Mr. Sperling has held numerous leadership roles at CIT in Corporate Accounting, Internal Audit, Credit, Financial Planning and Analysis, Investor Relations, Technology and Treasury since May 1986. Mr. Sperling holds a Bachelor of Science degree in Accounting from Rutgers University and an MBA in Finance from Seton Hall University.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires CIT’s directors, certain officers and persons who own more than 10% of a registered class of CIT’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC. Certain officers, directors and greater than 10% stockholders also are required by SEC rules to furnish CIT with copies of all Section 16(a) forms they file.
Based solely upon a review of the copies of Forms 3, 4 and 5 and any amendments thereto furnished to CIT and written representations made to CIT, CIT believes that all Section 16(a) filing requirements were timely met during 2020.

Item 11.	EXECUTIVE COMPENSATION
Director Compensation
The Governance Committee recommends to the Board the compensation and benefits for CIT’s non-employee
directors. The objectives of the director compensation program are to attract highly qualified individuals to serve on the Board and to align their interests with our stockholders. Employee directors do not receive compensation for their services as a director.
CIT’s director compensation plan (the “
Director Compensation
Plan
”) is described below. Directors’ compensation is earned for each twelve-month period beginning in May and ending in April but is normally disclosed in the annual proxy statement on a fiscal year basis.
Annual Compensation
The following table outlines the elements of compensation paid to directors for the twelve-month period beginning in May and ending in April of the following calendar year, and determined by each director’s role on the Board, pursuant to the Director Compensation Plan.

	Lead Director, Board Committee Chairs and Directors Serving on more than one Board Committee	All Other Directors
Cash Retainer, CIT Board	$90,000	$90,000
Cash Retainer, CIT Bank Board	$10,000	$10,000
Equity-Based Award (1)	$125,000 to $190,000	$115,000
Total	$215,000 to $290,000	$215,000

(1)
CIT’s Director Compensation Plan provides for supplemental director equity-based awards in the form of RSUs as follows: $25,000 for serving as Audit Committee Chair, $20,000 for serving as Risk Management or Compensation Committee Chair, $15,000 for serving as Governance Committee Chair, $40,000 for serving as Lead Director, and $10,000 for serving on more than one Board Committee. The range of compensation listed in the “Equity-Based Award” and “Total” rows of the table represent the foregoing amounts. The maximum amounts in such ranges presume that a director serves as Audit Committee Chair and Lead Director and serves on more than one Board Committee.

Annual Cash Retainer
An annual cash retainer is payable semi-annually in May and October of each year. Directors may elect to receive their annual cash retainer in any combination of cash and RSUs that settle 100% in shares of CIT stock. RSUs granted in lieu of cash as part of the annual retainer vest in full on the first anniversary of the grant date.
Annual Equity Awards
Directors’ equity-based awards are granted in May of each year in the form of RSUs that settle 50% in cash and 50% in shares and fully vest on the first day of the calendar month following the first anniversary of the award. Directors may elect to receive 100% of vested RSUs in shares of CIT stock.
Pro-Ration
Upon Joining the Board
Annual cash retainers and the value of annual equity-based awards payable to directors with respect to the compensation year during which they are named to the Board are prorated, based on the number of months remaining in the compensation year at the time they are appointed to the Board divided by twelve. For directors who also become members of the Board of Directors of CIT Bank (the “
CIT Bank Board
”) and do not at the time of their appointment own any CIT common stock, vesting of that number of shares equal to $1,000 of the prorated annual equity-based award will be accelerated to the date that the director joins the CIT Bank Board.
Out-of-Pocket
Expenses
Directors are reimbursed for reasonable
out-of-pocket
expenses incurred in attending Board or Board Committee meetings and functions and for continuing education related to serving as a director of CIT.
2020 Director Compensation Table
The table below sets forth compensation information for our Directors for 2020.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards (2) (3) ($)	Total ($)
Ellen R. Alemany (4)	$—	$—	$—
Michael L. Brosnan	$100,000	$140,000	$240,000
Michael A. Carpenter	$100,000	$125,000	$225,000
Dorene C. Dominguez	$100,000	$115,000	$215,000
Alan L. Frank	$100,000	$140,000	$240,000
William M. Freeman	$90,000	$125,000	$215,000
R. Brad Oates	$100,000	$145,000	$245,000
Gerald Rosenfeld	$100,000	$135,000	$235,000
Vice Admiral John R. Ryan	$90,000	$165,000	$255,000
Sheila A. Stamps	$100,000	$125,000	$225,000
Khanh T. Tran	$100,000	$115,000	$215,000
Laura S. Unger	$100,000	$125,000	$225,000

(1)
Mr. Rosenfeld elected to receive 100% of his 2020 retainer in the form of RSUs. All of the other non-employee directors received their retainers as cash. The grant date fair value of RSUs received at each director’s election did not exceed the value of the foregone cash retainer, and no amount related to such awards is therefore included in the “Stock Awards” column. The retainer amounts were converted to a number of RSUs based on the closing price of CIT common stock on the respective grant dates, and are scheduled to vest 100% on the first anniversary of the grant date. The number of RSUs granted and the grant date fair value of awards granted at Mr. Rosenfeld’s election are as follows: 3,053 RSUs granted on May 12, 2020 ($45,000), and 1,709 RSUs granted on October 19, 2020 ($45,000).

(2)
Represents the aggregate grant date fair value of RSUs granted during 2020 for each non-employee director, other than for RSUs granted to Mr. Rosenfeld as part of the annual retainer and described in footnote 1 above. These amounts do not represent the actual value realized by each director. The grant date fair value is determined in accordance with FASB ASC Topic 718 based on the closing price of CIT common stock on the date of grant. The number of RSUs granted during 2020 was determined based on the closing price of CIT common stock on each grant date and are scheduled to vest 100% on the first day of the calendar month following the first anniversary of the date of the award. The number of RSUs and grant date fair value of awards granted to each non-employee director are as follows:

Name	Grant Date	# RSUs	Grant Date Fair Value
Mr. Ryan	5/12/2020	11,194	$165,000
Mr. Oates	5/12/2020	9,837	$145,000
Messrs. Brosnan and Frank	5/12/2020	9,498	$140,000
Mr. Rosenfeld	5/12/2020	9,159	$135,000
Messrs. Carpenter and Freeman; Mses. Stamps and Unger	5/12/2020	8,480	$125,000
Ms. Dominguez and Mr. Tran	5/12/2020	7,802	$115,000
The RSUs listed above are scheduled to either settle 50% in cash and 50% in shares, or 100% in shares based on director elections.

(3)	The following table sets forth the aggregate number of equity-based awards to each non-employee director outstanding at December 31, 2020:

Name	# RSUs
Mr. Brosnan	10,157
Mr. Carpenter	18,304
Ms. Dominguez	8,398
Mr. Frank	10,251
Mr. Freeman	11,887
Mr. Oates	15,585
Mr. Rosenfeld	37,404
Mr. Ryan	20,385
Ms. Stamps	11,590
Mr. Tran	8,398
Ms. Unger	25,929
RSUs were the only form of equity-based awards granted to directors during 2020. The number of RSUs that are vested as of December 31, 2020 but deferred at the election of the directors, included in the number of RSUs outstanding presented above, are as follows: Mr. Carpenter — 9,165; Mr. Freeman — 2,654; Mr. Oates —4,995; Mr. Rosenfeld — 22,793; Mr. Ryan — 8,376; Ms. Stamps – 2,451; and Ms. Unger —16,790.

(4)
Ms. Alemany’s compensation for 2020 was based solely on her role as CEO of CIT, as disclosed in the “Summary Compensation Table” and discussed in the “Compensation Discussion and Analysis” section below.

Compensation Discussion and Analysis
This Compensation Discussion and Analysis (
“CD&A”
) describes our executive compensation program for 2020, how our compensation decisions align with our 2020 financial and strategic achievements, and the changes we made in response to the global
COVID-19
pandemic (
“COVID-19”
).
Potential Merger Transaction
As previously disclosed to shareholders, CIT has entered into a definitive Agreement and Plan of Merger (the “
Merger Agreement
”) pursuant to which, on the terms and subject to the conditions set forth therein, CIT will merge with and into First-Citizens Bank & Trust Company, a North Carolina chartered commercial bank (“
FCB
”) and direct, wholly owned subsidiary of First Citizens BancShares, Inc., a Delaware corporation (“
BancShares
”) with FCB as the surviving entity in the merger (the “
Merger
”). If the Merger successfully closes, we will no longer be an independent publicly traded company and will not hold an annual meeting of shareholders for this year.

In connection with the Merger, outstanding equity awards held by our current named executive officers (our “
NEOs
”) will be treated as described in the Merger Agreement, which generally provides for the continuance of outstanding equity awards by BancShares.
Additionally, our current NEOs may also receive other compensation or benefits if their employment is terminated in connection with or following the Merger. For a discussion of the compensation that is or may become payable to our NEOs that is based on or otherwise relates to the Merger, please see the section entitled
The Mergers – Interests of Certain CIT’s Directors and Executive Officers in the Mergers
set forth in the joint proxy statement/prospectus filed with the SEC by BancShares on December 21, 2020. The Compensation Committee may determine to grant additional transaction-based awards to certain of our NEOs in connection with the closing of the Merger.
Executive Summary
CIT has a
“pay-for-performance”
philosophy that forms the foundation of decisions regarding incentive compensation of CIT’s employees, including our NEOs. This compensation philosophy and the program structure approved by the Compensation Committee and described in this CD&A are central to CIT’s ability to attract, retain and motivate individuals who can achieve superior long-term financial results. During 2020, the Compensation Committee sought an appropriate balance to best serve the interests of our stockholders while continuing to attract and retain executives needed to achieve the Company’s strategic goals, along with appropriate decisions for our business. In addition, the Compensation Committee considered the results of our latest
Say-on-Pay
vote (approximately 72% of the votes were cast in favor of our program in 2020) In response to
COVID-19,
the Compensation Committee made certain
one-time
modifications to the executive compensation program, which included (1) the use of “resilience scorecards” for assessing annual performance of the executive officers (
“Resilience Scorecard”
), as discussed further below, and (2) the grant of a supplemental equity award to continuing NEOs, intended to address the detrimental impact of
COVID-19
on the performance of CIT’s PSU awards granted during 2018.

Executive Compensation Highlights

2020 Named Executive Officers
This CD&A describes the compensation of our continuing 2020 NEOs:

•
Ellen R. Alemany
: Chairwoman and CEO of CIT Group

•
John J. Fawcett
: Executive Vice President and Chief Financial Officer

•
David M. Harnisch
: President, Commercial Finance

•
Denise M
.
Menelly
: Executive Vice President and Head of Technology and Operations

•
Steve
Solk:
President, Consumer Banking

2020 Compensation Program Highlights	Our executive compensation programs are periodically adjusted and refined to reflect our business evolution. Our 2020 compensation programs were designed around our continuing vision of creating a leading national bank focused on lending and leasing to middle market and small businesses.

•	Performance-Driven . Our CEO’s 2020 target total direct compensation comprises 87% performance-based incentives, including 64% in stock-based long-term incentives.

•
Short-Term Incentive
(
“STI”
). For 2020 STI, we kept our rigorous scorecard approach from prior years, modified to Resilience Scorecards, while retaining the same quantitative and qualitative categories used in prior years--but
equally weighted. For 2020, maximum STI for all of our NEOs remained limited to 150% of target.

•
Long-Term Incentive
(
“LTI”
). For 2020, we continued to provide 100% performance-based LTI, awarded 50% in performance share units (
“PSUs”
) tied to three-year average adjusted ROTCE and subject to a relative total shareholder return (
“TSR”
) adjustment factor, and 50% in performance-based RSUs (“PBRSUs”) with a minimum Common Equity Tier 1 performance hurdle. Our use of TSR in the PSU design further underscores the alignment between our executive compensation program and our shareholders.

•	Clawback . We maintained our robust clawback provisions on all LTI awards and cash payments under our STI program.

•
Long-Term Focus
. We maintained significant stock ownership and retention requirements for our CEO and other senior executives for the duration of employment, a strict anti-hedging policy and a shareholder friendly equity plan (minimum one-year
vesting requirement, no single-trigger change of control provisions, no grants of stock options or stock appreciation rights below 100% of fair market value).

Philosophy and Objectives of Our Executive Compensation Program
Guiding Principles

Attract, retain and motivate high-quality executives and staff	• Target pay levels designed to be competitive with market practice. • Differentiation of compensation by individual, reflecting his or her role, experience, performance and expected contributions.

Pay for performance / Meritocracy
•   Our program includes short-term and long-term performance-based elements, encompassing both objective and subjective goals, and considers corporate, business segment, individual, and both absolute and relative performance.

•   Total direct compensation is expected to vary each year and over the long term to reflect our strategic objectives and performance.

Reinforce long-term view of CIT performance and value creation	• A significant portion of incentive compensation is stock-based and long-term in focus. • Robust equity holding requirements and prohibition on hedging.

Make compensation decisions in accordance with strong governance and risk management
•   Retain an independent compensation consultant to advise the Compensation Committee.

•   Maintain robust clawback provisions.

•   Chief Risk Officer (“
CRO
”) and Risk Management Group fully integrated in the overall program design and operation.

Sound Pay Practices

What We Do:	What We Don’t Do:
•   Significant emphasis on performance-based compensation and deferrals, with majority of incentive compensation dependent on long-term performance (including relative TSR performance)

•   Balanced portfolio of metrics that drive annual, long-term financial and strategic goals

•   All LTI and STI subject to clawbacks that extend post-vesting

•   LTI is 100% performance based, with 50% of LTI value in PSUs and 50% in PBRSUs

•   Stock ownership and retention requirements that reinforce alignment between executives and shareholders

•   Independent compensation consultant advising the Compensation Committee

•   No golden parachute tax
gross-ups
for our executives

•   No participation in executive pension arrangements for executives

•   No excessive perquisites

•   No repricing of underwater stock options, grants of discounted stock options or grants of stock options with reload provisions (no stock options granted since 2010 and no stock options remain outstanding)

•   No single-trigger change of control provisions in our equity-based awards

•   No hedging of CIT securities, including equity-based compensation awards, for all employees, including our NEOs

2020 Program Detail
Our 2020 executive compensation program comprises three primary components:

Annual Base Salary	Short-Term Incentive (Cash)	Long-Term Incentive (Equity Awards)
•   Only element of target total compensation that is not “at risk”

•   Set within a competitive range of market to attract and retain top talent

•   Reflects responsibility, expertise and experience

•   Foundation from which incentives and other benefits are determined

•   Motivate and reward for achieving or exceeding annual financial, strategic, operational and other goals that ultimately support sustained long-term profitable growth and value creation

•   Each continuing NEO has a target opportunity expressed as a percentage of base salary reflective of the NEO’s role (185% for the CEO and between 108% and 136% for the other NEOs)

•   Tied directly to performance in year for which reported and granted in first quarter following end of performance year

•   Motivate and reward for delivering long-term sustained performance aligned with shareholder interests

•   Awards are 100% performance based and comprised of 50% PSUs and 50% PBRSUs:

•   PSUs cliff vest at the end of 3 years and are based on three-year average adjusted ROTCE (with a three-year cumulative TSR adjustment factor relative to the component companies of the KBW Nasdaq Bank Index);

•   PBRSUs vest ratably over 3 years and include a performance vesting hurdle

Annual Base Salary
About 13% to 30% of target total direct compensation Fixed Cash	Annual base salary amounts are intended to provide a level of predictable income that reflects each executive’s level of responsibility, expertise and experience. As part of approving 2020 total direct compensation targets in February 2020, the Compensation Committee reviewed total compensation targets for our peer group in consultation with Pay Governance, as well as competitive market compensation surveys and other publicly available information. Two of our continuing NEOs received annual base salary increases: Mr. Harnisch, upon his promotion following Mr. Rubino’s departure, and Mr. Solk, who received a market adjustment; Ms. Alemany’s, Mr. Fawcett’s and Ms. Menelly’s annual base salaries were unchanged from 2019.
2020 Salary Actions

NEO	2019 Annual Base Salary	2020 Annual Base Salary	% Change from 2019
Ellen R. Alemany	$1,000,000	$1,000,000	0%
John J. Fawcett	$800,000	$800,000	0%
David M. Harnisch	$650,000	$700,000	8%
Denise M. Menelly	$600,000	$600,000	0%
Steve Solk	$550,000	$600,000	9%

Short-Term Incentive Awards
About 24% to 34% of target total direct compensation Performance-Based Cash Awarded after performance year in Q1 2021 Subject to Recoupment
Short-term incentive awards are determined at year end based on annual performance and are generally paid in cash.

An NEO’s short-term incentive award can be earned between 0% and 150% of target based on a year-end
assessment of performance against his or her annual scorecard. Historically, annual scorecards included quantitative company-wide performance goals (for all NEOs) and business unit performance goals (for NEOs other than our CEO and CFO). For 2020, however, the Compensation Committee determined instead to base short-term incentive awards on Resilience Scorecards, described further below.

As a governance matter, an STI pool for all executive officers was established under the 2015 Executive Incentive Plan based on 2% of adjusted pre-tax
income. The Compensation Committee evaluated the disruptive effects of
COVID-19
on our financial performance and determined that, after taking such effects into account, the pool accommodated the funding of annual incentives as determined based on the Resilience Scorecards. As a result, 2020 STI amounts appear in the “Bonus Awards” column in the Summary Compensation Table.

As part of approving 2020 total direct compensation targets during the first quarter of 2020, the Compensation Committee reviewed total compensation targets for the Company’s proxy peer group (for the CEO and CFO), as well as competitive market compensation surveys from McLagan and other publicly available information.

Our clawback policy (designed to discourage inappropriate or excessive risk) applies to earned short-term incentive awards, as discussed in more detail under “Clawback Provisions” below.

Setting Target Short-Term Incentive Award Amounts
Our Compensation Committee establishes each of our NEOs’ STI target based on the executive’s level of responsibility within the organization and review of market-based compensation comparisons. The following table reflects 2020 STI target award amounts for each of our continuing NEOs.

NEO	2019 Target STI Amount	2020 Target STI Amount	As % of Salary	% Change in 2020 Target STI Amount (from 2019)
Ellen R. Alemany	$1,850,000	$1,850,000	185%	0%
John J. Fawcett	$1,000,000	$1,000,000	125%	0%
David M. Harnisch	$850,000	$950,000	136%	12%
Denise M. Menelly	$750,000	$750,000	125%	0%
Steve Solk	$600,000	$650,000	108%	8%
How We Determine NEOs’ Short-Term Incentive Awards
Our continuing NEOs (and other executive officers) have the opportunity to earn annual STI awards that reward achievement of quantitative company-wide performance goals (for continuing NEOs) and business unit performance goals (for NEOs other than our CEO and CFO) and reflect achievement of individual qualitative performance goals that are aligned with CIT’s overall business strategy.
In March 2020, the Compensation Committee approved draft annual scorecards for the executive officers, similar to those used in prior years, with both quantitative (Financial) and qualitative (Strategic & Operational; Risk/Regulatory/Compliance; Culture/Talent Management) goal categories, noting at the time that in light of
COVID-19
and the current business environment, the draft goals were subject to revision during the year as business priorities and conditions changed.

In July 2020, following several discussions with management and their advisors, the Compensation Committee determined to adapt the annual STI scorecards to Resilience Scorecards by retaining the same quantitative and qualitative categories while at the same time recognizing changes in goals, objectives and priorities in the current business environment. All four goal categories were equally weighted 25% each (instead of
60%-70%
quantitative), and performance for each of the four categories was to be assessed using the same qualitative assessment methodology used successfully by the Company in prior years.
All goal categories (including Financial) were rated holistically on a scale from “Did Not Meet” to “Significantly Exceeded,” with each rating corresponding to an associated payout range from 0% of target for “Did Not Meet” to up to a maximum of 150% of target for “Significantly Exceeded,” as follows:

Qualitative Rating	Achievement % Range
Significantly Exceeded	125% to 150%
Exceeded	110% to 125%
Met	90% to 110%
Mostly Met	75% to 90%
Partially Met	50% to 75%
Did Not Meet	0% to 50%
The formula for calculating each NEO’s STI award payout consists of the product of the following elements:

•	Each NEO’s Target STI Award, which is set by the Compensation Committee as a specified dollar amount

•	The STI Achievement Percentage applicable to each NEO, which is calculated based on the sum of:

•	The NEO’s percentage achievement for each of the four goal categories times the respective weighting for each category (25%).

		Achievement Percentage (Resilience)
		Goal Category	Weighting		% Achieved
Target STI Award Amount	X	Financial	25%	X	0% to 150%	=	STI Payout Amount ($) (rounded up or down to nearest $25,000)
		Strategic/Operational	25%		0% to 150%
		Risk/Regulatory/Compliance	25%		0% to 150%
		Culture/Talent Management	25%		0% to 150%
2020 Short-Term Incentive Performance Determinations
Short-Term Incentive Annual Resilience Scorecard Goals & Determinations For 2020 NEOs

Capped at 150% of 2020 target for the CEO and other NEOs All goal categories weighted 25% for 2020 using Resilience Scorecard
Our NEOs’ 2020 goals and objectives, along with associated weightings, were set as described above and reflect the Company’s priorities in light of
COVID-19.
After the end of the performance year (in February 2021), the Compensation Committee (and Pay Governance, its independent compensation consultant) reviewed Ms. Alemany’s performance and in turn discussed its assessment with the independent members of the Board of Directors.

For members of the Executive Management Committee (“
EMC
”), which includes our other continuing NEOs, Ms. Alemany reviewed the performance of each EMC member, and her respective assessment of performance across each goal/objective category was reviewed and approved by the Compensation Committee. The CEO’s and Compensation Committee’s assessment of performance against those goals and objectives, as well as pay determinations, is provided below. Consistent with past practice, in exercising discretion to determine the actual amount of each continuing NEO’s 2020 STI, the Compensation Committee rounded the amount of the calculated short-term incentive up or down to the nearest $25,000 (actual and rounded numbers are shown below).

Ms. Alemany (Chairwoman and Chief Executive Officer)
Ms. Alemany’s 2020 short-term incentive target was $1,850,000. Scorecard results, which are presented below, reflect a “Significantly Exceeded” rating (150%) for all goal categories. As a result, Ms. Alemany’s 2020 short-term incentive award was $2,775,000, representing 150% of target, and her 2020 total direct compensation was $8,775,000, 112% of target.
2020 CEO Performance Assessment & Resilience Scorecard
As noted above, for 2020, we adapted our scorecard approach from prior years and implemented Resilience Scorecards for our executive officers. Note that in the table below, percentages may not total due to rounding.

Goal	Weighting	Qualitative Rating	Weighted % Achieved
1. Financial	25%	Significantly Exceeded	37.5%
2. Strategic / Operational	25%	Significantly Exceeded	37.5%
3. Risk / Regulatory / Compliance	25%	Significantly Exceeded	37.5%
4. Culture / Talent Management	25%	Significantly Exceeded	37.5%
Total Short-Term Incentive % Achieved			150%
Total Short-Term Incentive Amount (rounded)			$2,775,000
2020 CEO Achievements
Financial

•
Proactively managed the portfolio (including sale of railcars and legacy consumer mortgage loans) and deployed agility in the marketplace to pursue opportunities in growth areas such as Asset-Based Lending, Power & Renewable Energy and Technology & Telecommunications, while also pulling back from harder hit sectors in the market

•	Exceeded 2020 operating expense goals by about $50 million, accelerated Mutual of Omaha Bank (“ MoOB ”) cost synergies and implemented opportunities to improve operating efficiencies

•
Optimized borrowing costs through issuance of $500 million in senior unsecured debt and by completing tender offer for $233 million in bank notes at a gain and reducing future interest expense by approximately $7 million per annum.

•	Optimized deposit funding and significantly reduced deposit costs while still maintaining strong customer retention and significantly growing CAB and Commercial deposits

•	Maintained appropriate reserves reflecting the COVID-19 environment under the new CECL standard and maintained strong capital and liquidity

•	Partnered with clients on relief programs such as PPP, deferrals, forbearance and waiving of fees to access funds
Strategic/Operational

•	Reached an agreement to merge with First Citizens, which served as a capstone to CIT’s five year transformation, created significant shareholder value and will produce a Top 20 U.S. bank.

•	Proactively managed through an unprecedented pandemic to prioritize employee safety, business and operational continuity and client relationships

•	Shifted to a primarily remote-working model, while still advancing business goals and strong engagement

•	Implemented a plan to keep branches open, while keeping customers and employees safe

•	Worked closely with clients on PPP, payment deferrals, loan forbearance and fee waivers

•	Deployed enhanced employee communications and resources to help the team adapt to the new working model

•	Completed the integration of MoOB ahead of schedule and exceeded planned expense goals

•	Completed sale of the wealth management business

•	Completed branch optimizations
Risk/Regulatory/Compliance

•	Maintained disciplined underwriting standards through the pandemic and adjusted our market presence in harder-hit industries through the economic disruption

•	Built operational capabilities to participate in the PPP and Main Street programs and implemented other relief efforts for customers during the pandemic

•	Maintained strong regulatory and compliance rigor during the pandemic

•	Deployed robust business continuity efforts to ensure employee and customer wellbeing, uninterrupted service to our customers and management of our business
Culture/Talent Management

•	Continued to drive culture at all levels through the remote working model through frequent all team calls, written communications and leadership forums

•	Launched more defined core values in January to drive the integration with Mutual of Omaha Bank

•	Further built on the Be You diversity and inclusion program through many employee forums, including those that focused on social justice and equity

•	Launched the Be You HEARD employee resource group for black employees and allies

•	Committed $1M+ to community partners in support of COVID-19 relief efforts

•	Ranked as one of the Best Midsize Employers for 2020 by Forbes and Best Places to Work, Corporate Equality Index 2020 by the Human Rights Campaign Foundation.

•
To recognize our employee wellbeing efforts, we received the First Coast Worksite Wellness Council’s (FCWWC) Healthiest Companies platinum award winner in Jacksonville and the Thrive NYC Workplace Mental Health Champion award

•
Served in a leadership role with key industry organizations such as the Midsized Bank Coalition of America, The Partnership for NYC and Council for Economic Development to ensure that CIT’s issues were represented and that we had access to key industry information.

Other 2020 Named Executive Officers
For our other continuing NEOs, goals were grouped into the same four, equally-weighted categories (Financial; Strategic/Operational; Risk/Regulatory/Compliance; Culture/Talent Management). Goals were aligned to the business units (Messrs. Harnisch and Solk) and corporate functions (Mr. Fawcett and Ms. Menelly), as appropriate.
The table below summarizes the weighted payouts for each of these NEOs based on performance against their 2020 Resilience Scorecards. Percentages may not total due to rounding. Calculated short-term incentives are rounded up or down to the nearest $25,000 (actual and rounded numbers are shown below). In the cases of Mr. Fawcett and Ms. Menelly, the Compensation Committee exercised discretion and determined to award them the maximum STI amount (150% of target STI) in recognition of their extraordinary efforts during 2020 with respect to the Merger (Mr. Fawcett) and the MoOB integration and disruption and impact of
COVID-19
to CIT’s businesses and operations (Ms. Menelly).

Name	Weighting	Target STI	Rating	Weighted % Achieved	Calculated STI Value	Actual STI Value
Mr. Fawcett		$1,000,000		131%	$1,312,500	$1,500,000

1. Financial	25%	$250,000	Exceeded	31%	$312,500
2. Strategic/Operational	25%	$250,000	Significantly Exceeded	38%	$375,000
3. Risk/Regulatory/Compliance	25%	$250,000	Exceeded	31%	$312,500
4. Culture/Talent Management	25%	$250,000	Exceeded	31%	$312,500
Mr. Harnisch		$950,000		100%	$950,000	$950,000

1. Financial	25%	$237,500	Met	23%	$213,750
2. Strategic/Operational	25%	$237,500	Exceeded	28%	$261,250
3. Risk/Regulatory/Compliance	25%	$237,500	Mostly Met	19%	$178,125
4. Culture/Talent Management	25%	$237,500	Significantly Exceeded	31%	$296,875

Ms. Menelly		$750,000		129%	$965,625	$1,125,000

1. Financial	25%	$187,500	Met	28%	$206,250
2. Strategic/Operational	25%	$187,500	Significantly Exceeded	38%	$281,250
3. Risk/Regulatory/Compliance	25%	$187,500	Met	28%	$206,250
4. Culture/Talent Management	25%	$187,500	Significantly Exceeded	36%	$271,875

Mr. Solk		$650,000		114%	$739,375	$750,000

1. Financial	25%	$187,500	Met	28%	$178,750
2. Strategic/Operational	25%	$187,500	Exceeded	31%	$203,125
3. Risk/Regulatory/Compliance	25%	$187,500	Met	23%	$146,250
4. Culture/Talent Management	25%	$187,500	Significantly Exceeded	33%	$211,250
In determining the quantitative and qualitative components of our NEOs’ STI awards, the Committee noted the following:
Mr. Fawcett

•
Financial:
Achieved full year operating expenses that were better than budget; timed and realized issuance of $500 million 4NC3 senior unsecured debt in the midst of very uneven
COVID-19
markets, realizing coupon savings in excess of 500 basis points; completed tender offer for $233 million or 43% of outstanding bank note program at an advantageous price and reducing future interest expense; worked closely with all deposit franchises to drive dramatic reductions in consumer and commercial deposit offer rates; supported Payroll Protection Program (“
PPP
”); drove restructuring programs in support of reductions in workforce (400+ headcount) and space footprint (500,000 square feet, or ~30% of footprint).

•
Strategic/Operational:
Supported CEO and Board in evaluating strategic business combination options, managing multiple potential alternatives simultaneously for almost a year before a partner was selected; maintained common and preferred dividends throughout
COVID-19;
substantially aligned capital ratios with peer bank universe, albeit below CET1 internal target as a result of MoOB closing on January 1, 2020 and Q1 2020 emergence of
COVID-19;
realized synergies from MoOB acquisition better than budget; supported successful disposition of MoOB Wealth Business; continued progress with Finance transformation; managed liquidity pool higher during the onset of
COVID-19
and ramped it back down as market and perceived risks to CIT normalized; successfully transitioned Finance to remote work, including quarterly close process; drove full integration of CECL into financial and risk reporting; actively engaged in portfolio management strategies in investment securities, rail and LCM portfolio.

•
Risk/Regulatory/Compliance:
No past due items or open regulatory items; continuous review of policies and procedures aimed at eliminating bureaucracy; QRM development and implementation well advanced in both Liquidity and ALM, and substantially consistent with much larger and complex institutions; financial planning tools fully implemented on time and on budget; supported CRA plan; maintained close and continuous working relationship with regulators and built and maintained weekly and monthly required reporting; completed all Internal Audit and regulatory reviews with satisfactory outcomes.

•
Culture/Talent Management:
Built and retained a high performing Finance team which maintained an exceptionally high performance level with seamless delivery throughout
COVID-19;
maintained transparency as core operating principle in Finance.

Mr. Harnisch

•
Financial:
Achieved loan growth in 2020, with earning asset levels ahead of budget, despite
COVID-19
impact on several businesses; quickly pivoted origination away from higher risk
COVID-19
impacted sectors and allocated capital and investment into growing sectors, resulting in stronger pipeline activity and business during 2020; achieved significant success in deposit raising and pricing in 2020 despite
COVID-19;
significantly improved loan to debt ratio; reduced commercial deposit costs through improved deposit pricing discipline, exit of higher priced customer deposits, and reduced market interest rates; executed integration of MoOB businesses into Commercial Finance; remained disciplined around expense and human capital management during 2020 and
COVID-19
despite increased demands.

•
Strategic/Operational
:
Successfully implemented MoOB integration and restructuring initiatives; executed comprehensive Commercial Services strategic business review; successfully launched core markets in Middle Market Banking; developed customer assessment tool and updated pricing model framework; diversified factoring and supply chain businesses into non-apparel
sectors and increased coverage through direct sales force; Commercial staff successfully transitioned to working from home with operations and client delivery continuing seamlessly.

•
Risk/Regulatory/Compliance
:
In response to
COVID-19,
initiated Daily Portfolio and Industry Vertical reporting and update meetings in March 2020 given pace, velocity, and severity of business and market contraction; conducted multiple special sector “Deep Dives” with Credit Risk; executed a “risk fence” of vulnerable industry sectors and clients within three weeks of
COVID-19;
reallocated resources, shifting staff to both Portfolio Management and Workout (“PLM”) to ensure sufficient risk management resources during
COVID-19
and to protect balance sheet and franchise; performed strongly on regulatory exams.

•
Culture/Talent Management
:
Exhibited Core Values and fostered a culture of respect across the Commercial organization; made investments in existing and new talent in 2020 despite
COVID-19;
supported increased movement across businesses while reducing attrition risk and improved career progression; fostered culture of working collaboratively across Commercial Finance; continued to support cross-business talent pollination and movement between businesses; ensured constant and effective communication with Commercial Finance staff, along with increased communication in 2020 given
COVID-19
and the Merger.

Ms. Menelly

•
Financial:
Minimized unexpected expenses arising primarily due to
COVID-19
through application rationalization, IT vendor optimization, offshoring, reduced infrastructure spending, and automation; managed MoOB integration expenses below budget, and on track for 30% reduction in total footprint; achieved top tier industry benchmarks for technology expense ratios in management/overhead, telecom expenses, and end user computing; successfully executed MoOB integration ahead of schedule, exceeding expense save goals for 2020; redeployed >350 employees to execute
COVID-19
programs; drove higher than expected recoveries on gross losses in Business Capital through collection initiatives.

•
Strategic/Operational:
Implemented all
pre-COVID-19
initiatives including MoOB integration, significant cost reduction programs and planned business initiatives; in response to
COVID-19,
rapidly and successfully provisioned >93% of workforce to work from home at full capacity while successfully minimizing impact to branch employees and others requiring office access; rapidly and successfully executed solutions for multiple government-mandated relief programs as well as loan deferrals, collections, and forbearance activities; conducted extensive due diligence related to M&A initiatives; delivered key components of end-to-end
credit initiatives and integrated multiple legacy systems; upgraded B2B platform and launched projects to modernize receivables platform and new self-service capabilities; developed processes to manage CARES Act and internal relief programs; supported LIBOR to SOFR transition; managed net reduction of office space, resulting in significant annual cost savings.

•
Risk/Regulatory/Compliance:
Reinforced and improved culture of self-identification for potential risk and control items; oversaw strong Business Continuity program management and oversight, especially during
COVID-19;
raised and maintained heightened threat level for most of 2020 due to increased attacks during
COVID-19
pandemic, including blocking an average of 100,000 cyber-attacks and malicious activity attempts per month; implemented new customer identity and access management system; maintained effective controls mitigating external threats without incremental resources; provided secure environment for remote workforce and effectively managed impact of natural disasters and civil unrest.

•
Culture/Talent Management:
Provided leadership for Business Continuity and execution of
COVID-19
planning, with focus on employee safety and successful execution of business functions; continued technology resource transformation, upgrading talent, replacing contractors with full time employees and reducing spans and layers; integrated MoOB employees into T&O organization and culture; assumed responsibility for Equipment Finance originations team and completed staffing and alignment of Jacksonville Tech COE; ensured focus on diversity hires and assignments to key roles and co-chaired
Diversity & Inclusion Council and Be YOU Women, increasing membership and improving culture.

Mr. Solk

•
Financial:
Achieved
Pre-Tax
Income improvement based on LCM loan sales revenue, lower deposit costs and operating expenses, and solid loan volumes; significantly reduced mortgage forbearances as well as loan deferrals for Small Business Administration loans; significantly lowered cost of funds across all products in Branch and Direct channels, while retaining fewer rate-sensitive customers; achieved cost synergies in alignment with MoOB integration plan; worked closely with more than 475 customers to provide substantial support through SBA PPP loans.

•
Strategic/Operational:
Improved deposit mix between
Non-Maturing
Deposits and Certificates of Deposit; achieved significant increases in Merchant Services and Small Business customers driven by deposits through branch referrals – with continued focus and integration of educational and support platforms across branch network; completed rationalization of all products, procedures and services associated with the MoOB integration, implemented strong deposit pricing framework and remained on track with all MoOB integration-related expense and revenue synergies; consolidated eight branches during 2020; continued to strengthen connectivity with communities served by CIT, and drove initiatives to support CRA plans; Savings Builder awarded 2020 Fintech Breakthrough Award and Money Magazine featured Direct Bank’s Savings Products in Money’s Best Savings Accounts of 2020.

•
Risk/Regulatory/Compliance:
Established and maintained strong operational discipline to help ensure employee safety through
COVID-19,
civil unrest and natural disasters – while maintaining service continuity for Consumer Banking customers and clients; took measures to maintain clean and sanitized environment in branches and adhered to social distancing; maintained disciplined risk management processes from onset of
COVID-19,
including processes supporting regulatory examinations and oversight; originated loans through PPP that were favorable to CRA initiatives and Fair Lending.

•
Culture/Talent Management:
Successfully transitioned Consumer Banking workforce, excluding Branches and Operation Center, to remote work model due to
COVID-19,
while maintaining extremely high productivity levels with limited disruption for employees and customers; maintained training and development opportunities; provided proactive and strong counseling and support opportunities to employees to help manage issues in connection with
COVID-19
and other significant events during 2020; made continual “wellness calls” to branch customers, with additional focus on elderly customers.

Long-Term Incentive Awards
About 40% to 64% of target total direct compensation

Performance-Based

PSUs earned based on ROTCE and TSR performance for 2020-2022 performance period

PBRSUs earned
over 3 years

Subject to forfeiture and/or recoupment

2020 LTI awards were granted 50% in PSUs based on achievement of three-year average adjusted ROTCE (with a three-year cumulative TSR adjustment factor) and 50% in PBRSUs with a performance vesting hurdle (minimum Common Equity Tier 1 for well-capitalized banks).

PSUs link executive compensation with the Company’s financial performance over a three-year period while maintaining a significant portion of total compensation in equity-based awards.

•   Given the importance to our business strategy to drive ROTCE performance, the Compensation Committee and the Board of Directors determined that it was appropriate to continue to use three-year average adjusted ROTCE as a metric in the long-term incentive design.

•   Under the TSR adjustment factor, earnout may be increased or decreased by up to 20% depending on the Company’s three-year cumulative TSR results relative to the component companies of the KBW Nasdaq Bank Index (to which CIT was added during 2019) for the performance period (with no increase permitted if the Company’s TSR for the performance period is negative).

•   PSUs also complement our other compensation elements by incentivizing our NEOs to focus on improved profitability over the three-year period, with clawbacks designed to discourage inappropriate or excessive risk. Both our Chief Risk Officer (“
CRO
”) and Pay Governance provided direct input into the design of our PSUs. PBRSUs and PSUs are discussed in more detail under “Grant of 2020 LTI Awards” below.

Grant of 2020 LTI Awards
For 2020, the Compensation Committee granted LTI awards to our NEOs for the three-year 2020-2023 performance period with the grant date target values shown in the table below. Note that Mr. Harnisch’s LTI target was increased in June 2020 from $1,000,000 to $1,250,000 for 2020, upon his promotion following the departure of Mr. Rubino.

NEO	2019 Target LTI Amount	2020 Target LTI Amount	% Change from 2019
Ellen R. Alemany	$5,000,000	$5,000,000	0%
John J. Fawcett	$1,600,000	$1,600,000	0%
David M. Harnisch	$1,000,000	$1,250,000	25%
Denise M. Menelly	$900,000	$900,000	0%
Steve Solk	$850,000	$900,000	6%
2020 LTI awards were granted 50% in PSUs and 50% in PBRSUs. 2020 PSUs become payable only if CIT achieves the applicable performance targets for the 2020-2023 performance period. The performance targets were established in alignment with our business and strategic plan at the start of the performance period. PSU share payouts may increase or decrease from the target grant, with the actual number of shares payable ranging from 0% to a maximum of 150% of target (including the TSR adjustment factor). The number of PSUs that ultimately may vest is based on three-year average adjusted ROTCE and the TSR adjustment factor, subject to three-year cliff vesting. The performance measure has a minimum threshold level of performance that must be achieved to trigger any payout; if the threshold level of performance is not achieved, then no portion of the PSUs will be payable.
For PSUs, we disclose the threshold, target (which aligns with our business and strategic plan) and maximum performance levels after the end of the relevant performance period, together with the percentage ultimately earned. While a few investors requested that we consider upfront disclosure, we believe disclosing the performance levels while a performance period is open would provide information regarding our performance plans and expectations that could be competitively sensitive. We remain committed to full disclosure at the end of the relevant performance period.
The 2020 PBRSUs are scheduled to vest
one-third
per year over three years subject to a performance vesting hurdle: if CIT does not meet the minimum Common Equity Tier 1 required for well-capitalized banks as established by the Federal Reserve for the prior year, the Compensation Committee will determine whether a portion, if any, of the PBRSUs will vest.
All or a portion of the PSUs and PBRSUs may be canceled during the performance period, and vested PSUs and PBRSUs may be recovered for a two-year
period (PSUs) or
one-year
period (PBRSUs) following the end of the applicable performance period.
2018 LTI Performance
In 2018, the Compensation Committee granted PSUs, representing 50% of total 2018 LTI, to executives, which vest based on achievement of average adjusted ROTCE, subject to upward or downward adjustment by up to 20% based on the Company’s three-year cumulative TSR performance relative to the component companies of the KBW Nasdaq Bank index (with no increase permitted if the Company’s TSR for the performance period is negative), for the three-year performance period from January 1, 2018 to December 31, 2020 (“
2018 PSU
s”).
The 2018 PSUs were payable from 0% to a maximum of 150% of target based on average adjusted ROTCE over the three-year performance period, as shown below. No 2018 PSUs would be earned by their terms if the minimum threshold level average adjusted ROTCE was not met. In addition, earn-out
of the 2018 PSUs was subject to an upward or downward adjustment by up to 20% based on the Company’s three-year relative cumulative TSR results.
Our 2018 PSUs vested at the end of 2020. For the three-year performance period, the Committee established a target ROTCE of 9.9%, a threshold of 8.0% and a maximum of 11.0%. The three-year average adjusted ROTCE for the 2018 PSUs was determined to be less than the threshold level, driven entirely by the 2020 component of the three-year average ROTCE, which was severely impacted by
COVID-19,
and which resulted in a payout at 0%.

The table below compares the target value of the 2018 PSU award and amount realized for each NEO who was granted a 2018 PSU award:

NEO	2018 PSU Award Value at Target	2018 PSU Value Realized
Ellen R. Alemany	$2,375,000	$0
John J. Fawcett	$800,000	$0
Denise M. Menelly	$400,000	$0
Steve Solk	$425,000	$0
One-Time
Supplemental Equity Awards
During 2020, the Compensation Committee granted supplemental equity awards to our four continuing NEOs who had been granted 2018 PSUs. The amount of the supplemental awards for each NEO was determined based on the target number of 2018 PSUs originally awarded, adjusted to take into account, in part, Company performance during the first two years of the 2018-2020 performance period, as shown in the table below.

NEO	Supplemental Award Amount	% of 2018 PSU Award Value at Target
Ellen R. Alemany	$768,757	32%
John J. Fawcett	$258,956	32%
Denise M. Menelly	$129,465	32%
Steve Solk	$137,574	32%
The 2020 supplemental awards were granted in the form of PBRSUs, which cliff vested on December 31, 2020, provided that if CIT had not met the minimum Common Equity Tier 1 required for well-capitalized banks as established by the Federal Reserve for the prior year, the Compensation Committee would have determined whether a portion, if any, of the PBRSUs would have vested. The 2020 supplemental awards were also subject to restrictions on transfer that remained in place until March 31, 2021.
2020 NEO Annual Total Direct Compensation (Continuing NEOs)
The following table is presented to show how the Compensation Committee viewed annual total direct compensation (
“TDC”
) for our NEOs for their 2020 performance. TDC includes 2020 annual base salary as well as actual STI and the fair value of LTI awards (at target) for 2020 performance, which were granted in February 2021 and 2020, respectively. In addition, the table includes the one-time
supplemental equity awards described above. This table differs substantially from the Summary Compensation Table on page 35 and is not a substitute for that table. The Summary Compensation Table provides compensation information as required by SEC regulations, and therefore reflects 2020 paid salaries.

		Incentive Compensation
Name	Annual Base Salary ($)	STI ($)	LTI ($) at Target	2020 Annual TDC ($)	2020 Supplemental Equity Award (S)	2020 Annual TDC + Supplemental ($)
Ellen R. Alemany	$1,000,000	$2,775,000	$5,000,000	$8,775,000	$768,757	$9,543,757
John J. Fawcett	$800,000	$1,500,000	$1,600,000	$3,900,000	$258,956	$4,158,956
David M. Harnisch	$700,000	$950,000	$1,250,000	$2,900,000	$—	$2,900,000
Denise M. Menelly	$600,000	$1,125,000	$900,000	$2,625,000	$129,465	$2,754,465
Steve Solk	$600,000	$750,000	$900,000	$2,250,000	$137,574	$2,387,574
Termination of Mr. Rubino’s Employment
Mr. Rubino was an executive officer through May 12, 2020 and his employment as President of CIT Bank, N.A. and Head of Commercial Banking was terminated effective as of June 1, 2020. In connection with Mr. Rubino’s termination, he received severance under the CIT Employee Severance Plan. For more information about Mr. Rubino’s compensation and severance, please see
Compensation Tables and Narrative
, particularly,
Potential Payments Upon Termination or Change of Control
.
Compensation Decision Making Process
Role of the Compensation Committee
The Compensation Committee is composed entirely of independent directors, as determined under the criteria established by NYSE and CIT Corporate Governance Guidelines. The Compensation Committee oversees compensation and benefits policies for our executive officers and other employees, the performance and compensation of CIT’s executive officers, and succession planning. It also evaluates and reviews updates from management regarding CIT’s human capital. A key function of Compensation Committee oversight is to ensure, together with the Risk Management Committee, that such programs appropriately balance risk and financial results and do not encourage imprudent or excessive risk taking. The responsibilities of the Compensation Committee are outlined in its charter, which can be found on CIT’s website at:
https://cit.com/about/us/governance/board-of-directors.
Compensation recommendations for our NEOs, other than for the CEO, are made by our CEO to the Compensation Committee. These recommendations reflect her assessment of each executive based on business or functional results, as well as the achievement of strategic corporate priorities, overall company results and individual performance. The role of management in supporting the CEO in making such recommendations is more fully described below under “Role of Senior Management.” The Compensation Committee reviews our CEO’s recommendations, assesses the recommendations for reasonableness, and approves all compensation for our executive officers in its sole discretion.
The Compensation Committee separately considers the performance of our CEO, and following a review and discussion, submits a compensation recommendation to the independent members of the full Board for their review and approval.
Role of Independent Compensation Consultant
The Compensation Committee engages Pay Governance, a compensation consulting firm, to advise it on all matters relating to our executive officers’ compensation and benefits, including the determination of annual NEO compensation described above. The Compensation Committee has determined that Pay Governance is independent, after an assessment of its provision of services, fees, conflict of interest policies, relationship with Compensation Committee members, company stock ownership and relationship with executive officers in accordance with SEC rules and NYSE guidelines. The Compensation Committee directly retains Pay Governance independently from CIT management, and CIT does not utilize Pay Governance or any of its affiliates for any other purpose. No specific instructions or directions were provided to Pay Governance by CIT regarding the performance of their duties. Representatives from Pay Governance attend the Compensation Committee meetings regularly and conduct studies of compensation issues related to the design of our executive officer compensation programs at the request of the Compensation Committee. Pay Governance and the Compensation Committee rely on data from multiple sources to provide a frame of reference for compensation decisions, such as multiple third-party competitive market surveys (such as McLagan, Mercer and other firms as necessary); publicly available information (peer group proxy statements); and historical compensation data for executive officers.

The Compensation Committee has authorized Pay Governance to interact with CIT’s management to obtain or confirm information, as needed, on behalf of the Compensation Committee.
Role of Senior Management
The funding of the 2020 annual short-term incentive pool and assessment of our NEOs’ performance were determined as described above. Annual short-term incentives for other employees were recommended based on management’s assessment of performance against pre-established
2020 goals and objectives, an overall risk assessment, as well as market competitiveness. Company-wide incentive funding and final pool allocations were reviewed by the CRO and approved by the Compensation Committee. Members of the EMC, as well as other senior managers, are responsible for making incentive recommendations for eligible employees. The annual recommendation process is coordinated by Corporate Human Resources personnel.
Role of Risk Management
Our CRO and other senior members of the Risk Management Group are fully integrated in the overall design and operation of the Company’s incentive compensation arrangements. In addition, Risk Management partners with Human Resources to coordinate regular joint interaction with the Compensation Committee and the Risk Management Committee to support strong governance and oversight regarding issues related to risk balancing within our incentive compensation practices. Risk Management and Human Resources work closely to maintain and evolve our approach to balancing risk and incentives. Our key areas of focus include:

•
Executive Management Goals
– reviewing incentive compensation design and identifying specific risk goals for our senior executives, including our NEOs, and “covered employees” (as defined below under “Identification of Covered Employees”);

•
Overall Short-Term Incentive Funding
– identifying credit/risk metrics and other qualitative risk factors to be evaluated with financial performance, and to be used to determine overall incentive pool funding and allocation to businesses;

•
Executive Management Compensation
– developing and enhancing the design of our equity awards, including appropriate revisions to performance measures, clawback triggers, leverage and vesting provisions;

•
Compensation Policies and Procedures
– developing compensation policies and procedures supporting our business objectives that are consistent with our risk appetite and framework, and regulatory requirements;

•
Covered Employees
– developing and maintaining a framework for identifying individual and groups of “covered employees” who may expose the Company to material risks, and foster strong awareness of risk balancing for incentive compensation arrangements; and

•	Annual Assessment – reviewing and proactively identifying and/or assessing risks associated with the Company’s incentive compensation arrangements.
Since 2009, CIT has conducted an annual assessment of the risks associated with our incentive compensation arrangements. In 2014, we established a governing body within CIT management to oversee incentive compensation monitoring and validation (the Incentive Compensation Review Working Group), and we also considered risk balancing when developing our 2020 compensation structure. During 2020, Risk Management, together with other control functions and Internal Audit, evaluated each business segment and corporate function on a three-point scale across 13 risk categories: Credit, PLM, Credit Review, Operational, Third Party, Information Technology, Model Risk, Compliance, Regulatory, Insurance, Audit, Market/Liquidity and Sarbanes-Oxley. Based on this assessment, as well as ongoing coordination with Human Resources in monitoring risk balancing activities, our CRO determined that none of CIT’s incentive compensation arrangements encourage imprudent or excessive risk and presented her findings at a joint meeting of the Compensation and Risk Management Committees, prior to the finalization of the annual short-term incentive pools. Prior to finalizing incentive recommendations, risks were assessed to determine if any employees: (1) failed to show due regard for the risk inherent in their business activity; (2) failed to balance risk with financial results; or (3) exposed the firm to imprudent risks.

Senior Management, the Compensation Committee and the Risk Management Committee have reviewed CIT’s incentive compensation policies and arrangements for significant risks as they apply to all employees across our business segments to determine whether they encourage imprudent or excessive risk-taking that may expose CIT to material business risks. In addition to reviewing the annual short-term incentive structure funding and process, they reviewed our long-term incentive structure (including CIT’s equity-based award design) and business unit sales incentive plans. Based on a discussion of the review, the Compensation and Risk Management Committees concluded that CIT’s compensation plans for employees do not encourage risk-taking that is reasonably likely to have a material adverse effect on CIT.
2020 Peer Companies and Benchmarking
The Compensation Committee regularly reviews peer and industry information in regard to level and structure of compensation as a competitive frame of reference and uses this information and analysis for setting pay opportunities and making pay decisions, such as changes to annual base salaries, and annual short-term and long-term incentive awards. A key source of information is a peer group of institutions similar to CIT. The peer group in 2020 consisted of the following companies (unchanged from 2019):

Associated Banc-Corp	Fifth Third Bancorp	Signature Bank
BOK Financial	First Horizon National	SVB Financials Group
Citizens Financial Group, Inc.	Huntington Bancshares Inc.	Synovus Financial Corp
Comerica Incorporated	KeyCorp	Wintrust Financial Corp.
Cullen/Frost Bankers	People’s United Financials, Inc.	Zions Bancorporation
East West Bancorp	Regions Financial Corp.
The Compensation Committee also uses multiple third-party competitive market surveys provided by compensation consulting firms such as McLagan, Mercer and other firms as necessary (which we refer to as “market data”). While the Compensation Committee considers peer and market data, it does not target a specific market position when determining executive compensation levels. In addition to referencing market data, as described above, the Compensation Committee considered current year performance and overall incentive pool funding, prior year compensation history and compensation levels of other Company executives to provide context for 2020 and 2021 compensation recommendations.
Use of Discretion
Our compensation philosophy incorporates a strong link between incentive pay and a combination of short-term and long-term Company, business and individual performance. We believe that discretion is a vital part of our compensation decision processes, as it allows the Compensation Committee to better link executive pay to actual performance. Discretion, both positive and negative, allows directors to make appropriate pay decisions based on their informed business judgment, particularly in circumstances where there may be other relevant performance factors or unforeseen circumstances that should be considered beyond the actual performance metrics. Consequently, discretion plays a significant role in many aspects of our incentive compensation arrangements, including pool funding and pool allocations. However, the use of discretion is not arbitrary, and generally must be supported by a clear link to performance and risk management. We maintain a Use of Discretion policy that covers the requirements governing the consistent use of discretion for incentive compensation, and related procedures applicable to all employees.
Identification of Covered Employees
We are subject to regulatory guidance and rules that focus on both the design and transparency of incentive compensation arrangements. It is important that incentive compensation be risk-sensitive and not encourage imprudent or excessive risk-taking. The primary objectives of CIT’s Covered Employee Identification Framework (the “
Framework
”) are to provide a systematic methodology to identify: (1) risks inherent in job families and sub-families;
(2) individual employees or groups of employees who have the potential to expose the firm to a material amount of risk (collectively, “
covered employees
”); and (3) duration of risks. The Framework is based on an assessment of six categories of inherent risk (market risk; liquidity risk; credit risk; operational risk; legal/compliance risk; and reputational risk). These risks align to the regulatory guidance on sound incentive compensation policies and appropriately categorize risks for the Company.

Timing of Grants of Equity Awards
Since 2006, CIT has maintained a written Equity Compensation Award Policy that governs the timing for granting all equity-based awards which may be approved at any meeting of the Compensation Committee or the Board. Grants approved at any meeting of the Compensation Committee or the Board that coincides with a quarterly earnings release will be granted effective as of the close of trading on the NYSE on the second trading day after CIT publicly announces such earnings.
Equity-based awards may also be granted in connection with the hiring of an employee. Such grants are generally made on the first day of employment, provided such date does not occur during a securities trading black-out
period—in which case, the grant will be made on the day on which the applicable black-out
period expires.
Other Pay Practices
Clawback Provisions
CIT has had cancellation / recoupment provisions on equity-based awards in place since 2010.

•
PBRSUs
— Both unvested PBRSUs and PBRSUs that have vested within the prior 12 months are subject to forfeiture/recoupment in the event of: (1) a material restatement of all or any portion of the Company’s financial statements; (2) materially inaccurate financial information or other performance metrics; (3) the executive’s failure to comply with the Company’s risk policies or standards or if the executive improperly or negligently fails to properly identify, raise or assess, in a timely manner, risks and/or concerns with respect to monetary, reputational or other risks material to the Company or its business activities; (4) the executive’s detrimental conduct or violation of Company policies; and/or (5) the executive’s breach of any agreements or provisions in any Company plan, policy or arrangement, including without limitation, any provision relating to non-competition,
non-solicitation,
non-inducement,
confidential information, inventions, developments, proprietary property or notice period. Unvested PBRSUs are also subject to forfeiture if the executive retires from CIT to work for a competitor.

•
PSUs
— Unvested PSUs and PSUs that have vested but have not yet been delivered are subject to forfeiture, as applicable, for each of the same (1) – (5) events applicable to PBRSUs listed above. Unvested PSUs are also subject to forfeiture if the grantee retires from CIT to work for a competitor. Additionally, vested PSU awards may be recovered for two years following the end of the three-year performance period in the event of the following: (1) the same five events applicable to PBRSUs listed above; and/or (2) a consolidated, pre-tax
GAAP loss occurs for either of the two years following the end of the performance period as a result of credit losses incurred with respect to loan and lease transactions originated and booked during the performance period.
Pre-Tax
GAAP losses are determined based on
pre-tax
income after excluding the impact of (1) adjustments to or impairment of goodwill or other intangible assets; (2) changes in accounting principles during the performance period; (3) Fresh Start Accounting charges and prepayment charges related to the prepayment or early extinguishment of CIT’s debt; (4) restructuring or business characterization activities, including, but not limited to, terminations of office leases, or reductions in force, that are reported by CIT; and (5) any other extraordinary or unusual items as determined by the Compensation Committee.

Cancellation / recoupment provisions apply to our cash STI awards consistent with the provisions applicable to PBRSUs apply equally to our cash STI awards.

•
Cash STI Awards
— Cash STI paid within the prior 12 months is subject to recoupment in the event of: (1) a material restatement of all or any portion of the Company’s financial statements; (2) materially inaccurate financial information or other performance metrics; (3) the executive fails to comply with the Company’s risk policies or standards or if the executive improperly or negligently fails to properly identify, raise or assess, in a timely manner, risks and/or concerns with respect to monetary, reputational or other risks material to the Company or its business activities; (4) the executive’s detrimental conduct or violation of Company policies; and/or (5) the executive’s breach of any agreements or provisions in any Company plan, policy or arrangement, including without limitation, any provision relating to non-competition,
non-solicitation,
non-inducement,
confidential information, inventions, developments, proprietary property or notice period.

In each case, any determination in respect of the cancellation or recoupment of incentives will be made in the sole discretion of the Compensation Committee or its designee based on the underlying facts and circumstances.
Equity Ownership and Retention
Our Executive Equity Ownership and Retention Policy requires executives to own a minimum level of CIT stock equal to a specific multiple of base salary (i.e., 6 times for the CEO; 3 times for other NEOs; and 1 time for other executives). Executives are also required to retain 50% of the shares received on vesting or exercise of CIT equity-based awards for the duration of their employment with CIT, after any shares withheld to cover income tax withholding obligations. The value of stock owned is calculated using the greater of: (1) the closing price of CIT common stock; or, (2) a calculated per-share
value based on the three-year average closing price of CIT common stock on any given measurement date.
The policy applies to a broad group of senior executives, including all of our executive officers. Executives have five years to meet the minimum ownership requirement. Each of our NEOs meets the requirements of this policy as of February 20, 2021 (the grant date of the 2020 LTI awards).
Severance and Change of Control Arrangements
For a discussion of the compensation that is or may become payable to our NEOs that is based on or otherwise relates to the Merger, please see the section entitled
The Mergers – Interests of CIT’s Directors and Executive Officers in the Mergers
set forth in the joint proxy statement/prospectus filed with the SEC by BancShares on December 21, 2020.
Agreement with Ms.
 Alemany.
Effective October 26, 2015, the Company entered into a letter agreement with Ms. Alemany which provides for severance in the event the Company terminates her employment without “cause” or she terminates her employment for “Good Reason” (in each case, as defined in the letter agreement) in the amount of one times her base salary, plus a pro-rata
severance bonus for the year of termination (based on her short-term and long-term incentive targets — the latter to the extent the long-term incentive award for the year has not been awarded at the time of termination). If Ms. Alemany’s severance under the Company’s broad-based employee severance plan as amended and described below were greater than the severance benefit under her letter agreement, Ms. Alemany would receive the severance plan benefit. The principal provisions of Ms. Alemany’s letter agreement are described under “Narrative Information Relating to Potential Payments upon Termination or Change of Control.”
Broad-Based Employee Severance Plan.
In the event of a qualifying termination of employment, our NEOs, other than Ms. Alemany, pursuant to her letter agreement described above, are eligible to receive severance under the CIT Employee Severance Plan. The CIT Employee Severance Plan was adopted in 2013 to better align CIT with market practice, ensure continuity of management during mergers and acquisitions, and attract and retain highly valued employees. All of our U.S. employees participate in the severance plan. Under the severance plan, during 2020, members of our EMC, which includes the NEOs, were generally eligible to receive a cash severance amount equal to 52 weeks of base salary, a prorated severance bonus, a payment equal to the employer portion of the cost of health insurance premiums, as applicable, under Company-sponsored health coverage plans for 52 weeks, which amount will be increased to cover applicable taxes, and certain outplacement services. Under the severance plan, members of our EMC are generally eligible to receive, at the Company’s discretion, up to 12 weeks of base salary in lieu of written notice of termination from CIT. In the event of a qualifying Change of Control Termination (as defined in the severance plan), members of our EMC are generally eligible to receive a cash severance amount equal to two times (three times for our CEO) the sum of annual base salary plus the average two of the three highest short-term incentives for the three preceding calendar years, a prorated severance bonus, a payment equal to the employer portion of the cost of health insurance premiums, as applicable, under Company-sponsored health coverage plans for 24 months, which amount will be increased to cover applicable taxes, and certain outplacement services. For more detail about the CIT Employee Severance Plan, see “Narrative Information Relating to Potential Payments upon Termination or Change of Control” below.

Severance Amendment Letters
.
On October 19, 2020, we entered into severance amendment letter agreements with each of Ms. Alemany, Mr. Fawcett and Mr. Harnisch, amending certain provisions of The CIT Employee Severance Plan, The CIT Group Inc. Incentive Compensation Recoupment Policy and the equity awards granted to such individuals under The CIT Group Inc. 2016 Omnibus Incentive Plan, please see
Severance Amendment Letters
under Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers) set forth in the Form
8-K
that we filed on October 20, 2020.
Other Benefits
Our benefits programs are comparable to the programs provided generally by companies in our peer group and in the financial services industry. Executives participate on the same basis as other employees in CIT’s benefits plans, including retirement arrangements, healthcare coverage, life and accident insurance and disability coverage. None of our 2020 NEOs are eligible to participate in the CIT Retirement Plan or the Supplemental Retirement Plan (which were frozen as of December 31, 2012), and none of our 2020 NEOs participate in the Executive Retirement Plan (which has been closed to new participants since 2006).
Our NEOs are eligible to participate in the CIT Group Inc. Savings Incentive Plan (the
“Savings Incentive Plan”
), which is a
tax-qualified
401(k) plan that covers all employees in the United States who are 18 years of age or older. Under this tax-qualified
defined contribution plan, CIT matches 100% of a participant’s own pre-tax
and Roth contributions to the plan up to the first 4% of eligible pay. In addition to the company match, an annual discretionary supplemental employer contribution was introduced to the Savings Incentive Plan effective January 1, 2013. Annual contributions, which range from 0% to 3% of eligible pay (including base salary and most cash-based incentive awards), are fully funded by CIT. Eligible employees who were hired on or before September 30 of the plan year and are employed on the last day of the plan year (December 31) are eligible to receive a discretionary supplemental employer contribution. A discretionary supplemental employer contribution of 1% of eligible pay was made in 2020. All contributions under the Savings Incentive Plan are subject to Internal Revenue Service wage limits. Since 2010, executive perquisites, such as financial planning, executive physicals and benefits programs have not been made available to executives. Executive perquisites in 2020 were limited to: a car and driver for Ms. Alemany, maintained primarily for security purposes and to allow for more effective use of her travel time; and personal use of corporate aircraft at no incremental cost to CIT.
Tax Deductibility of Compensation Expense
Section 162(m) of the U.S. Internal Revenue Code, as amended (the “
Tax Code
”), generally imposes a $1 million limit on the amount a public company may deduct for compensation paid to the company’s “covered employees,” which include our NEOs. The Compensation Committee continues to consider the deductibility of compensation. However, the primary goals of our executive compensation programs are to attract, incentivize and retain key employees and align pay with performance, and the Committee expects to provide compensation that exceeds deductibility limits as it determines appropriate.

Compensation Tables and Narrative
The following tables, accompanying footnotes and narrative provide information about compensation paid to our NEOs as described in the Compensation Discussion and Analysis.
2020 Summary Compensation Table
The table below sets forth compensation information for our NEOs relating to 2020, 2019, and 2018, as applicable, in accordance with SEC rules. Pursuant to these rules, NEOs may vary from year to year. In addition, the compensation of Robert Rubino is disclosed. Mr. Rubino was an executive officer through May 12, 2020, and disclosure would have been provided in accordance with SEC rules but for the fact that he was not serving as an executive officer at the end of 2020.

Name and Principal Position	Year	Salary (1) ($)		Bonus Awards (2) ($)		Stock Awards (3) ($)		Non-Equity Incentive Compensation (4) ($)		All Other Compensation (5) ($)		Total ($)
Ellen R. Alemany (6) Chairwoman and Chief Executive Officer of CIT Group	2020 2019 2018	$ $ $	1,000,000 1,000,000 1,000,000	$ $ $	2,775,000 — —	$ $ $	5,768,757 5,000,000 5,750,000	$ $ $	— 2,275,000 2,125,000	$ $ $	35,201 64,413 86,198	$ $ $	9,578,958 8,339,413 8,961,198
John J. Fawcett Executive Vice President and Chief Financial Officer	2020 2019 2018	$ $ $	800,000 800,000 800,000	$ $ $	1,500,000 — —	$ $ $	1,858,956 1,600,000 1,600,000	$ $ $	— 1,350,000 1,100,000	$ $ $	14,602 14,352 14,102	$ $ $	4,173,558 3,764,352 3,514,102
David M. Harnish President, Commercial Finance	2020 2019	$ $	677,083 177,500	$ $	950,000 1,215,000	$ $	1,250,000 2,000,000	$ $	— 850,000	$ $	14,602 101	$ $	2,891,686 4,242,601
Denise M. Menelly Executive Vice President and Head of Technology and Operations	2020 2019 2018	$ $ $	600,000 600,000 583,333	$ $ $	1,125,000 — —	$ $ $	1,029,465 900,000 800,000	$ $ $	— 950,000 800,000	$ $ $	14,602 14,352 14,102	$ $ $	2,769,067 2,464,352 2,197,435
Steve Solk President, Consumer Banking	2020 2019 2018	$ $ $	591,667 550,000 550,000	$ $ $	750,000 — —	$ $ $	1,037,574 850,000 850,000	$ $ $	— 600,000 625,000	$ $ $	14,452 13,902 29,352	$ $ $	2.393,693 2,013,902 2,054,352
Robert Rubino (7) Former President of CIT Bank, N.A. and Head of Commercial Banking	2020 2019	$ $	336,364 678,974	$ $	— 2,800,000	$ $	1,900,000 4,400,000	$ $	— 1,100,000	$ $	1,504,523 11,535	$ $	3,740,887 8,990,509

(1)
The amounts shown represent the salaries earned through December 31 of each year. Ms. Menelly received an increase resulting in an annual base salary rate of $600,000 effective March 1, 2018, Mr. Harnisch was paid an annual base salary at the rate of $650,000 upon joining CIT during 2019 and received an increase resulting in an annual base salary rate of $700,000 effective June 16, 2020, Mr. Solk received an increase resulting in an annual base salary rate of $600,000 effective March 1, 2020, and Mr. Rubino was paid an annual base salary at the rate of $800,000 upon joining CIT during 2019.

(2)
The 2020 amounts shown represent the 2020 short-term incentives paid in cash, as described in the Compensation Discussion and Analysis. The 2019 amounts shown for Messrs. Harnisch and Rubino represent Sign-On Awards granted in connection with the commencement of their employment with CIT and which were intended to compensate them for incentive compensation forfeited or repaid upon termination of employment with their prior employers.

(3)
Amounts in this column represent the aggregate grant date fair market value of stock awards (PBRSUs and PSUs at target, as applicable) granted during 2020, 2019, and 2018 and computed in accordance with FASB ASC Topic 718 (“
ASC 718
”). The amounts shown for Messrs. Rubino and Harnisch for 2019 include one-time grants of PBRSUs to compensate them for equity awards forfeited from their prior employers with grant date values of $2,500,000 and $1,000,000 respectively. The amounts shown do not represent the actual value realized by each NEO in each year. For 2020 awards, the amounts disclosed in this column are computed in accordance with ASC 718 using the valuation methodology for equity awards set forth in Note 20 to the consolidated financial statements in our Annual Report filed on Form 10-K on February 19, 2021 for the year ended December 31, 2020. The number of PBRSUs and target number of PSUs awarded to each NEO was determined by dividing the dollar amount of each award by the fair market value of CIT common stock on the respective date of grant as determined based on the closing price of CIT common stock on such date. If performance against pre-established ROTCE targets result in the maximum number of PSUs vesting, as more fully described in the Compensation Discussion and Analysis, for 2020 awards, the NEOs would be entitled to a maximum award at 150% of target, with grant date fair values as follows: Ms. Alemany — $3,750,000; Mr. Fawcett — $1,200,000; Mr. Harnisch — $937,500; Ms. Menelly — $675,000; Mr. Solk — $675,000; Mr. Rubino — $1,425,000.

(4)
Amounts shown for 2019 and 2018 represent short-term incentives paid in cash for each respective year. 2020 short-term incentives are reported in the bonus column as described in footnote 2, and therefore no amounts are reported in this column for 2020.

(5)	The following supplemental table sets forth for 2020 the components of compensation reported as All Other Compensation above, based on the incremental cost to CIT of providing the benefit:

Name	Car and Driver for Security ($)	401(k) Match /Supplemental Employer Contribution ($)	Life Insurance ($)	Severance ($)	Total ($)
Ellen R. Alemany	$20,599	$14,200	$402	$—	$35,201
John J. Fawcett	$—	$14,200	$402	$—	$14,602
David M. Harnisch	$—	$14,200	$402	$—	$14,602
Denise M. Menelly	$—	$14,200	$402	$—	$14,602
Steve Solk	$—	$14,050	$402	$—	$14,452
Robert Rubino	$—	$14,200	$168	$1,490,155	$1,504,523
Car and Driver for Security
The amount shown for Ms. Alemany above for Car and Driver for Security represents the proportional cost to CIT associated with the personal usage of a company-provided car and driver, maintained primarily for security purposes and to allow for more effective use of her travel time. For income tax purposes, income is imputed without any tax gross-up reimbursement.
401(k) Match / Supplemental Employer Contribution
Employer contributions under the CIT Group Inc. Savings Incentive Plan, our 401(k) plan, consist of a 100% match of a participant’s own pre-tax and Roth contributions to the plan up to the first 4% of eligible compensation (generally including base salary and cash-based incentive awards paid during 2020), up to the annual limits established by the Internal Revenue Service, as well as a discretionary annual supplemental employer contribution feature. The amounts shown represent matching contributions for 2020, plus a discretionary 1% annual supplemental contribution paid in 2020 for the prior year.
Life Insurance
Amounts shown above represent company-paid life insurance premiums on behalf of each NEO. The NEOs are covered by life insurance policies under the same terms as other full-time and part-time U.S. employees working at least 20 hours per week. The life insurance benefit for covered employees is equal to one times annual benefits pay up to a maximum benefit of $500,000. Benefits pay is generally equal to a covered employee’s base salary plus an average of other pay during the preceding 36 months.
Severance
The amount in this column for Mr. Rubino represents payments made to him under the CIT Employee Severance Plan in connection with his termination of employment, comprising $920,000 in cash severance and pay in lieu of notice, $550,000 in severance bonus and $20,155 in health and welfare subsidy. These benefits are further described under “Narrative Information Relating to Potential Payments upon Termination or Change of Control” below.

(6)	Ms. Alemany’s compensation for 2020 was based solely on her role as CEO of CIT; Ms. Alemany did not receive additional compensation for serving as a director of CIT during 2020.

(7)	Mr. Rubino was an executive officer through May 12, 2020.

2020 Grants of Plan Based Awards
The table below sets forth equity and
non-equity
compensation awards granted to our NEOs during the year ended December 31, 2020. In accordance with SEC rules, the table does not include awards granted during 2021.

Name	Grant Date	Award Approval Date (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Equity Incentive Plan Awards (3)			All Other Stock Awards: Number of Shares of		Grant Date Fair Value of Stock and Option
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)		Awards (4) ($)
Ellen R. Alemany	10/19/20	10/19/20							29,197	(5)	$768,757
	02/20/20	02/20/20							52,149	(7)	$2,500,000
	02/20/20	02/20/20				19,790	49,476	74,213			$2,500,000
	02/20/20	02/20/20	$—	$1,850,000	$2,775,000
John J. Fawcett	10/19/20	10/19/20							9,835	(5)	$258,956
	02/20/20	02/20/20							16,688	(7)	$800,000
	02/20/20	02/20/20				6,333	15,832	23,748			$800,000
	02/20/20	02/20/20	$—	$1,000,000	$1,500,000
David M. Harnisch	06/10/20	06/10/20							5,022	(6)	$125,000
	06/10/20	06/10/20				2,139	5,349 (6)	8,023			$125,000
	02/20/20	02/20/20							10,430	(7)	$500,000
	02/20/20	02/20/20				3,958	9,895	14,843			$500,000
	02/20/20	02/20/20	$—	$950,000	$1,425,000
Denise M. Menelly	10/19/20	10/19/20							4,917	(5)	$129,465
	02/20/20	02/20/20							9,387	(7)	$450,000
	02/20/20	02/20/20				3,562	8,906	13,358			$450,000
Steve Solk	10/19/20	10/19/20							5,225	(5)	$137,574
	02/20/20	02/20/20							9,387	(7)	$450,000
	02/20/20	02/20/20				3,562	8,906	13,358			$450,000
	02/20/20	02/20/20	$—	$650,000	$975,000
Robert Rubino	02/20/20	02/20/20							19,816	(7)	$950,000
	02/20/20	02/20/20				7,520	18,801	28,201			$950,000
	02/20/20	02/20/20	$—	$1,100,000	$1,650,000

(1)
Plan-based compensation awards are granted to employees by action of the Compensation Committee and/or the full Board of Directors. Approvals for 2020 target short-term incentive, 2020 Long-Term PBRSU and 2020 PSU awards and the associated grant dates are shown in the table above.

(2)
Represents the target maximum STI amount payable to each NEO according to each NEO’s 2020 Resilience Scorecard. As discussed in the Compensation Discussion and Analysis, short-term incentives are payable in cash, and may increase or decrease from the target value with actual payouts ranging from 0% to 150%. Actual amounts paid in cash for 2020 performance are included in the Bonus column of the 2020 Summary Compensation Table and further described in the CD&A.

(3)
Represents PSUs granted in 2020 for the 2020-2022 performance period. PSU payouts may increase or decrease from the target grant, with actual payouts ranging from 0% to 150% of the target grant based on performance against pre-established adjusted ROTCE with a TSR adjustment factor, subject to 3-year cliff vesting. The threshold amount shown assumes the lowest thresholds attainable are met, resulting in a payout of 40% of the target number of PSUs granted. If performance thresholds are not met, then the payout would be 0% of the PSUs granted.

(4)
Stock awards are valued in accordance with ASC 718, based on the fair market value of CIT common stock on each respective date of grant, and awards subject to performance conditions are determined based on the probable outcome of such conditions. Fair market values for RSU and PBRSU awards granted during 2020 are based on the closing price of CIT common stock on each respective date of grant. Grant date fair market values for PSU awards granted during 2020 reflect the impact of the TSR adjustment factor described in the Compensation Discussion and Analysis, calculated using a Monte Carlo simulation model.

(5)	Represents a one-time grant of supplemental PBRSUs to Ms. Alemany, Mr. Fawcett, Ms. Menelly and Mr. Solk, as discussed above on page 28. These PBRSUs vested on December 31, 2020.
(6)
Represents incremental PBSRUS and incremental PSUs to Mr. Harnisch in connection with an increase to his LTI upon his promotion in 2020. The PBRSUs will vest in three equal installments on July 1, 2021, March 1, 2022 and March 1, 2023. The PSUs granted are for the 2020-2022 performance period. PSU payouts may increase or decrease from the target grant, with actual payouts ranging from 0% to 150% of the target grant based on performance against pre-established ROTCE subject to 3-year cliff vesting. The threshold amount shown assumes the lowest thresholds attainable are met, resulting in a payout of 40% of the target number of PSUs granted. If performance thresholds are not met, then the payout would be 0% of the PSUs granted.

(7)
Represents the portion of 2020 long-term incentives in the form of PBRSUs, granted during 2020. These PBRSUs are scheduled to vest one-third per year over three years subject to an additional performance vesting hurdle (if the Company does not meet or exceed the applicable minimum Common Equity Tier 1 capital ratio required for well-capitalized banks as established by the Federal Reserve for the prior year, the Compensation Committee will determine whether a portion, if any, of the PBRSUs will vest).

Narrative Disclosure to 2020 Summary Compensation Table and 2020 Grants of Plan-Based Equity Awards Table
Total Compensation
Total Compensation values shown in the 2020 Summary Compensation Table are presented in accordance with SEC rules. The Total Direct Compensation amounts approved by the Compensation Committee, and/or Board of Directors, and awarded to our NEOs for 2020 performance, regardless of when paid or granted, are presented in and further described in the Compensation Discussion and Analysis.
Performance-Based Restricted Stock Units
Each of the NEOs received a grant of PBRSUs (with a performance-vesting hurdle based on minimum Common Equity Tier 1 Capital for well-capitalized banks) during 2020 as part of his or her 2020 LTI. Unvested awards are forfeited on termination of employment, except in certain circumstances, such as death, disability, or following a qualifying termination within two years of a Change of Control, in which case awards will immediately vest in full. For employees who resign and meet “retirement” criteria, or who are terminated involuntarily without cause, awards continue to vest over time on their original schedules.
Each PBRSU includes a dividend equivalent right, pursuant to which the holder of the award is entitled to receive a cumulative amount upon vesting/settlement equal to any dividends declared on CIT common stock during the vesting period. PBRSU awards are also subject to forfeiture during the vesting period and to recoupment for a period of 12 months following vesting. Such forfeiture and clawback provisions are further described in the Compensation Discussion and Analysis.
Performance Share Units
Each of the NEOs also received a target grant of PSUs during 2020 for the 2020-2022 performance period. PSUs are earned based on three-year average adjusted ROTCE between 0%- 150% of target following the 2020-2022 performance period, subject to a relative TSR adjustment factor. Unvested awards are forfeited on termination of employment, except in certain circumstances, such as death, disability, or following a qualifying termination within two years of a change of control, in which case the target number of awards will immediately vest in full. For employees who meet “retirement” criteria upon their resignation or involuntary termination without cause, the awards continue to vest over time on their original schedules. For employees who are terminated involuntarily without cause and do not meet “retirement” criteria, a prorated portion of the awards continue to vest over time on their original schedules.
PSUs for 2020-2022 are subject to forfeiture during the performance period, and are also subject to clawback for a period of two years following the end of the performance period. Such forfeiture and clawback provisions are further described in the Compensation Discussion and Analysis.
One-Time
Supplemental Equity Awards
As discussed above, during 2020, the Compensation Committee granted supplemental equity awards to our four continuing NEOs in light of the fact that the 2018 PSUs such NEOs had received would not pay out, given the minimum threshold level average adjusted ROTCE would not be met. The 2020 supplemental awards were granted in the form of PBRSUs, which cliff vested on December 31, 2020, provided that if CIT had not met the minimum Common Equity Tier 1 required for well-capitalized banks as established by the Federal Reserve for the prior year, the Compensation Committee would have determined whether a portion, if any, of the PBRSUs would have vested. The 2020 supplemental awards were also subject to restrictions on transfer that remained in place until March 31, 2021.

2020 Outstanding Equity Awards at Fiscal Year End
The following table summarizes information on equity-based awards that were unvested and outstanding for each NEO at December 31, 2020.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (1) (#)	Market Value of Shares or Units of Stock That Have Not Vested (2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (3) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (2) ($)
Ellen R. Alemany	118,045	$4,237,816	138,394	$4,968,345
John J. Fawcett	32,087	$1,151,923	45,013	$1,615,967
David M. Harnisch	37,926	$1,361,543	26,814	$962,623
Denise M. Menelly	17,740	$636,866	24,413	$876,427
Steve Solk	17,568	$630,691	24,408	$876,247
Robert Rubino	64,687	$2,322,263	11,783	$423,010

(1)
This column shows the aggregate number of PBRSUs outstanding as of December 31, 2020 that remain outstanding as of that date. The remaining vesting dates are shown in the following table. All awards described below vest in three equal annual installments on the first day of the calendar month following the first anniversary of the award, unless otherwise noted.

Name	Grant Date	PBRSUs Outstanding	Remaining Vesting Dates
Ellen R. Alemany	02/20/2020	52,149	03/01/2021, 03/01/2022, 03/01/2023
	02/21/2019	32,661	03/01/2021, 03/01/2022
	02/21/2018	18,550	03/01/2021 (Vest in full)
	02/21/2018	14,685	03/01/2021
John J. Fawcett	02/20/2020	16,688	03/01/2021, 03/01/2022, 03/01/2023
	02/21/2019	10,452	03/01/2021, 03/01/2022
	02/21/2018	4,947	03/01/2021
David M. Harnisch	06/10/2020	5,023	07/01/2021, 03/01/2022, 03/01/2023
	02/20/2020	10,430	03/01/2021, 03/01/2022, 03/01/2023
	10/23/2019	7,491	03/01/2021, 03/01/2022
	10/23/2019	14,982	11/01/2021, 11/01/2022
Denise M. Menelly	02/20/2020	9,387	03/01/2021, 03/01/2022, 03/01/2023
	02/21/2019	5,879	03/01/2021, 03/01/2022
	02/21/2018	2,474	03/01/2021
Steve Solk	02/20/2020	9,387	03/01/2021, 03/01/2022, 03/01/2023
	02/21/2019	5,553	03/01/2021, 03/01/2022
	02/21/2018	2,628	03/01/2021
Robert Rubino	02/20/2020	19,817	03/01/2021, 03/01/2022, 03/01/2023
	02/25/2019	12,356	03/01/2021, 03/01/2022
	02/25/2019	32,514	03/01/2021, 03/01/2022

(2)	Shares are valued based on a $35.90 share price, the closing price of CIT common stock on December 31, 2020, and assume achievement of performance conditions at 100% of target.
(3)
The amounts shown in this column represent the aggregate number of PSU awards outstanding as of December 31, 2020, assuming a payout at 100% of target. Actual payouts will be determined at such time that the Compensation Committee certifies, following the end of each respective performance period, that the relevant performance measures were achieved. PSU awards are generally expected to be certified by the Committee no later than March 15 of the year immediately following the end of the respective performance period. The corresponding performance periods and remaining vesting dates are shown in the following table.

Name	Grant Date	PSUs Outstanding	Performance Period	Vesting Dates
Ellen R. Alemany	02/20/20	49,476	2020 – 2022	12/31/22
	02/21/19	45,830	2019 – 2021	12/31/21
	02/21/18	43,088	2018 – 2020	12/31/20
John J. Fawcett	02/20/20	15,833	2020 – 2022	12/31/22
	02/21/19	14,666	2019 – 2021	12/31/21
	02/21/18	14,514	2018 – 2020	12/31/20
David M. Harnisch	06/10/20	5,349	2020 – 2022	12/31/22
	02/20/20	9,896	2020 – 2022	12/31/22
	10/23/19	11,569	2019 – 2021	12/31/21
Denise M. Menelly	02/20/20	8,906	2020 – 2022	12/31/22
	02/21/19	8,250	2019 – 2021	12/31/21
	02/21/18	7,257	2018 – 2020	12/31/20
Steve Solk	02/20/20	8,906	2020 – 2022	12/31/22
	02/21/19	7,792	2019 – 2021	12/31/21
	02/21/18	7,711	2018 – 2020	12/31/20
Robert Rubino	02/20/20	3,134	2020 – 2022	12/31/22
	02/25/19	8,649	2019 – 2021	12/31/21

2020 Option Exercises and Stock Vested
(1)
The following table provides information about restricted stock units and/or awards that vested during 2020.

Name	Award Vesting Date	Award Type	Number of Shares Acquired on Vesting (1) (#)	Closing Price of CIT Common Stock at Vesting ($)	Value Realized on Vesting (2) ($)
Ellen R. Alemany	2/20/2020	PSUs	42,236	$47.94	$2,024,770
	2/28/2020	PBRSUs	14,685	$39.71	$583,140
	2/28/2020	PBRSUs	16,331	$39.71	$648,475
	3/13/2020	PBRSUs	18,034	$22.84	$411,878
	12/31/2020	PBRSUs	29,197	$35.90	$1,048,172

					$4,716,435
John J. Fawcett	2/20/2020	PSUs	13,093	$47.94	$627,652
	2/28/2020	PBRSUs	4,947	$39.71	$196,426
	2/28/2020	PBRSUs	5,226	$39.71	$207,512
	3/13/2020	PBRSUs	5,879	$22.84	$134,274
	12/31/2020	PBRSUs	9,835	$35.90	$353,077

					$1,518,941
David M. Harnisch	10/30/2020	PBRSUs	3,746	$29.45	$110,300
	10/30/2020	PBRSUs	7,491	$29.45	$220,599

					$330,899
Denise M. Menelly	2/20/2020	PSUs	7,509	$47.94	$359,959
	2/28/2020	PBRSUs	2,474	$39.71	$98,213
	2/28/2020	PBRSUs	2,940	$39.71	$116,725
	3/13/2020	PBRSUs	3,206	$22.84	$73,223
	12/31/2020	PBRSUs	4,917	$35.90	$176,520

					$824,641
Steve Solk	2/20/2020	PSUs	7,978	$47.94	$382,456
	2/28/2020	PBRSUs	2,628	$39.71	$104,351
	2/28/2020	PBRSUs	2,777	$39.71	$110,241
	3/13/2020	PBRSUs	3,407	$22.84	$77,799
	12/31/2020	PBRSUs	5,225	$35.90	$187,578

					$862,425
Robert Rubino	2/28/2020	PBRSUs	16,257	$39.71	$645,565
	2/28/2020	PBRSUs	6,178	$39.71	$245,315

					$890,880

(1)	None of the NEOs has outstanding stock options, and no stock options were exercised by any of the NEOs during 2020.
(2)
The value shown was determined by multiplying the aggregate number of PSUs and PBRSUs on each specific vesting date by the closing price of CIT common stock on that date, or the last trading date immediately preceding the vesting date in the event the vesting date occurred on a non-trading
date.

2020 Pension Benefits
None of the NEOs benefited from any pension benefit plans in 2020. For this reason, the table disclosing pension benefits is omitted.

2020 Nonqualified Deferred Compensation
None of the NEOs benefited from any nonqualified defined contribution or other deferred compensation plans in 2020. For this reason, the table disclosing contributions to such plans, each NEO’s withdrawals, earnings and fiscal year-end
balances in those plans is omitted.
Narrative Information Relating to Potential Payments Upon Termination or Change of Control
For a discussion of the compensation that is or may become payable to our NEOs that is based on or otherwise relates to the Merger, please see the section entitled
The Mergers – Interests of CIT’s Directors and Executive Officers in the Mergers
set forth in the joint proxy statement/prospectus filed with the SEC by BancShares on December 21, 2020. The Compensation Committee may determine to grant additional transaction-based awards to certain of our NEOs in connection with the closing of the Merger.
CIT Employee Severance Plan
None of the NEOs (nor other executive officers) is party to an employment agreement with CIT, and as such, their employment with the Company is “at will.” Ms. Alemany has an individual agreement, described below, that provides for cash severance payments upon termination of employment or in connection with a Change of Control. None of the remaining NEOs have such agreements. Under the CIT Employee Severance Plan as amended effective as of February 21, 2018, which covers all of our U.S. employees, each of the NEOs, other than Ms. Alemany whose benefits are described below, is eligible to receive a cash severance amount equal to 52 weeks of base salary, a severance bonus (prorated based on prior short-term incentives), a payment equal to the employer portion of the cost of health insurance premiums for 52 weeks, which amount will be increased to cover applicable taxes, and certain outplacement services. Under the severance plan, members of our EMC are generally eligible to receive, at the Company’s discretion, up to 12 weeks of base salary in lieu of written notice of termination from CIT. In the event of a qualifying Change of Control Termination, each of the NEOs is eligible to receive a cash severance amount equal to three times for Ms. Alemany and two times for the other NEOs the sum of base salary plus the average two of the three highest short-term incentives for the three preceding calendar years, a prorated severance bonus for the year of termination, a payment equal to the employer portion of the cost of health insurance premiums for a maximum of 36 months for Ms. Alemany and 24 months for the other NEOs, which amount will be increased to cover applicable taxes, and certain outplacement services, and at the Company’s discretion, up to 12 weeks of base salary in lieu of written notice of termination from CIT. Under the severance plan, the definition of STI excludes any prior year STI for any period shorter than a year, with any participant being treated as ineligible for STI for such period and replacing it with a target STI, as applicable. Effective February 21, 2018, the severance plan was amended and restated to change the cash severance amount payable in the event of a qualifying Change of Control Termination to the CEO from two times to three times the sum of base salary plus the average two of the three highest short-term incentives for the three preceding calendar years. On October 19, 2020, we entered into severance amendment letter agreements with Ms. Alemany, Mr. Fawcett and Mr. Harnisch, clarifying certain provisions of the CIT Employee Severance Plan, please see
Severance Amendment Letters
under Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangement of Certain Officers) set forth in the Form
8-K
that we filed on October 20, 2020. The severance amounts shown below in “Potential Payments Upon Termination or Change of Control” reflect the benefits that would have been payable under the severance plan as amended.
Ms. Alemany
Compensation and Benefits
Ms. Alemany’s offer letter provides for a total target compensation opportunity that will be allocated among cash and equity awards in the manner determined by the Board, provided that her annualized base salary will not be less than $800,000. For performance years 2017 and beyond, Ms. Alemany will have a total target compensation opportunity of no less than $5,850,000, consisting of an annualized base salary, a target short-term incentive opportunity and a target long-term incentive opportunity. Ms. Alemany is also entitled to benefits consistent with senior executives of CIT and reimbursement of reasonable business expenses, as well as a company-provided car and driver.

Termination and Change of Control Arrangements
In the event Ms. Alemany’s employment is terminated by her for “Good Reason” or by CIT “Without Cause” (in each case, as defined in her offer letter), Ms. Alemany generally is entitled to receive benefits under the CIT Employee Severance Plan, described above, except that her severance bonus will be calculated as a pro rata portion of her short-term and long-term incentive targets, rather than only her short-term incentive targets. The foregoing notwithstanding, if the amount that would be payable to Ms. Alemany under the CIT Employee Severance Plan is greater than the severance amount described above, she will instead be paid the amount payable under the severance plan but in accordance with the terms and conditions of her offer letter.
Change of Control
Ms. Alemany is entitled to receive severance benefits equivalent to those provided under the CIT Employee Severance Plan following a Change of Control for similarly situated executives. Effective as of February 21, 2018, the severance plan was amended and restated to change the cash severance amount payable in the event of a qualifying Change of Control Termination to the CEO from a multiple of two times to three times the sum of annual base salary plus severance bonus, a prorated severance bonus for the year of termination, a payment equal to the employer portion of the cost of health insurance premiums for a maximum of 36 months, which amount will be increased to cover applicable taxes, and certain outplacement services, and at the Company’s discretion, up to 12 weeks of base salary in lieu of written notice of termination from CIT.
Restrictive Covenants
Ms. Alemany is subject to certain
non-competition,
non-solicitation,
confidentiality and
non-
disparagement obligations. While employed by CIT and for one year following termination of employment for any reason, Ms. Alemany, (i) may not without CIT’s prior written consent, compete with CIT by engaging, in a competitive capacity, either directly or indirectly, in any competing business; (ii) may not directly or indirectly, disparage, publicly criticize or take any action that would damage the reputation of the Company or any of its officers, directors, employees, agents or representatives; (iii) may not directly or indirectly attempt to solicit any client or specifically identified prospective client to transact business with a competitor of CIT or reduce or refrain from doing any business with CIT; (iv) may not directly or indirectly attempt to solicit anyone who is then an employee of CIT (or who was such an employee within the prior six months) to resign from CIT or to apply for or accept employment with any competitor of CIT; or also (v) during and after employment, Ms. Alemany is required to take reasonable measures to protect CIT confidential information from unauthorized use or disclosure. Ms. Alemany is also required to provide the Company with 90 days advance written notice in the event she intends to end her employment with the Company.
Messrs. Fawcett and Harnisch, Ms. Menelly, and Messrs. Solk and Rubino
Messrs. Fawcett and Harnisch, Ms. Menelly, and Messrs. Solk and Rubino are subject to certain non-competition,
non-solicitation
and confidentiality obligations covering senior executives. While employed by CIT and for one year following termination of employment for any reason, they (i) may not directly or indirectly attempt to solicit any client to transact business with a competitor of CIT or reduce or refrain from doing any business with CIT; (ii) may not directly or indirectly attempt to solicit anyone who is then an employee of CIT (or who was such an employee within the prior six months) to resign from CIT or to apply for or accept employment with any competitor of CIT; or also (iii) during and after employment, required to take reasonable measures to protect CIT confidential information from unauthorized use or disclosure. Similarly to Ms. Alemany and other senior executives of the Company, Messrs. Fawcett and Harnisch, Ms. Menelly, and Mr. Solk are also required to provide the Company with 90 days advance written notice in the event they intend to end their employment with the Company.
Potential Payments Upon Termination or Change of Control
As described above, we have entered into certain agreements and/or maintain certain plans that will require CIT to provide compensation to certain of our NEOs in the event of a termination of employment of the NEO or a Change of Control of CIT. The amount of compensation payable to each NEO in each situation is listed in the table below, based on the assumption that the triggering event took place on December 31, 2020. Amounts are shown for Mr. Rubino, whose employment was terminated as of June 1, 2020, only under Good Reason or Involuntary Without Cause.

Amounts shown below do not include payments and benefits to the extent they are generally provided to all U.S. employees under each situation listed including disability benefits, life insurance payable upon death during employment, retiree medical and life insurance benefits, and vested balances under the 401(k) plan. The amounts also do not include pension benefits as none of the NEOs is eligible to participate in any Company pension benefit plans.

Termination Reason	Name	Severance (1)	Value of Unvested Equity-Based Awards (2)	Total
Good Reason or Involuntary Without Cause	Ellen R. Alemany	$3,519,903	$9,206,064	$12,725,967
	John J. Fawcett	$2,356,106	$2,767,776	$5,123,882
	David M. Harnisch	$1,731,693	$2,324,032	$4,055,725
	Denise M. Menelly	$1,708,617	$1,513,210	$3,221,827
	Steve Solk	$1,354,041	$1,506,864	$2,860,905
	Robert Rubino	$1,490,155	$2,745,206	$4,235,361
Qualifying Termination following Change of Control	Ellen R. Alemany	$12,074,170	$9,206,064	$21,280,234
	John J. Fawcett	$5,502,596	$2,767,776	$8,270,372
	David M. Harnisch	$4,151,848	$2,324,032	$6,475,880
	Denise M. Menelly	$4,003,772	$1,513,210	$5,516,982
	Steve Solk	$3,207,120	$1,506,864	$4,713,984

(1)
Messrs. Fawcett and Harnisch, Ms. Menelly, and Messrs. Solk and Rubino are eligible to receive severance benefits pursuant to the CIT Employee Severance Plan, which generally covers all U.S. employees. In the event of a qualifying termination (other than following a Change of Control), they would be entitled to a severance amount equal to (1) one-time annual base salary, plus (2) a pro-rated severance bonus, plus (3) at the discretion of CIT, up to 12 weeks of base salary in lieu of written notice of termination from CIT, plus (4) the estimated value of the employer portion of the cost of health insurance premiums for one year for continued medical, vision, prescription drug and dental coverage under Company-sponsored health coverage plans on a self-pay basis in accordance with COBRA, which amount will be increased to cover applicable taxes, and certain outplacement services.

Ms. Alemany generally is entitled to receive benefits under the CIT Employee Severance Plan, except that her severance bonus will be calculated as a pro rata portion of her short-term and long-term incentive targets (to the extent long-term incentives have not yet been awarded), rather than only her short-term incentive target. The foregoing notwithstanding, if the amount that would be payable to Ms. Alemany under the CIT Employee Severance Plan is greater than the severance amount described above, she will instead be paid the amount payable under the Severance Plan but in accordance with the terms and conditions of her offer letter.
In the event of a qualifying termination following a Change of Control, each of the NEOs, other than Ms. Alemany, would be entitled to a severance amount equal to (1) two-times annual base salary, plus (2) a pro-rated severance bonus, plus (3) two-times his or her average two of the three highest short-term incentives for the three preceding calendar years (or the simple average if the period is less than three years), plus (4) at the discretion of CIT, up to 12 weeks of base salary in lieu of written notice of termination from CIT, plus (5) the estimated value of the employer portion of the cost of health insurance premiums for two years for continued medical, vision, prescription drug and dental coverage under Company-sponsored health coverage plans on a self-pay basis in accordance with COBRA, which amount will be increased to cover applicable taxes, and certain outplacement services.
In the event of a qualifying termination following a Change of Control, Ms. Alemany would be entitled to a severance amount equal to (1) three-times annual base salary, plus (2) a prorated severance bonus, plus (3) three-times the average two of the three highest short-term incentives for the three preceding calendar years (or the simple average if the period is less than three years), plus (4) at the discretion of CIT, up to 12 weeks of base salary in lieu of written notice of termination from CIT, plus (5) the estimated value of the employer portion of the cost of health insurance premiums for three years for continued medical, vision, prescription drug and dental coverage under Company-sponsored health coverage plans on a self-pay basis in accordance with COBRA, which amount will be increased to cover applicable taxes, and certain outplacement services.

(2)
Generally, represents unvested equity-based awards that are calculated based on $35.90, the closing price of CIT common stock on December 31, 2020. For employees who meet “retirement” criteria upon their resignation or involuntary termination without cause, the awards continue to vest over time on their original schedules (PSU awards are prorated in the event of involuntary termination without cause for employees who do not meet “retirement” criteria). In the event of death, disability or a qualifying termination following a Change of Control, awards vest immediately. The awards are subject to the clawback provisions described in the Compensation Discussion and Analysis.

2020 Compensation Committee Report
The information contained in this report shall not be deemed “soliciting material” or otherwise considered “filed” with the SEC, and such information shall not be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that CIT specifically incorporates such information by reference in such filing.
Management prepared the Compensation Discussion and Analysis presented in this Form
10-K/A.
The Compensation Committee has discussed and reviewed the Compensation Discussion and Analysis with management and based on this discussion and review has recommended to the full Board that the Compensation Discussion and Analysis be included in this Form
10-K/A.

April 20, 2021	Compensation Committee
R. Brad Oates, Chair
Dorene C. Dominguez
Michael A. Carpenter
William M. Freeman
John R. Ryan
Compensation Committee Interlocks, Insider Participation and Banking Interlocks
There are no interlocking relationships between any member of our Compensation Committee and any of our executive officers that would require disclosure under SEC rules. No member of our Compensation Committee is a current or former officer or employee of CIT. No member of our Board and none of our “senior executive officers” (as defined in 12 C.F.R. §225.71) is a management official of an unaffiliated depository organization institution or depositary holding company.
CEO Pay Ratio
Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act requires CIT to disclose (1) the median total annual compensation of all employees other than the CEO and (2) the ratio of the CEO’s annual total compensation to that of the median employee.
Methodology
To calculate the pay ratio, we started with the full employee population of 4,264 as of October 1, 2020, excluding the CEO. Under the 5% de minimis exclusion permitted under SEC rules, we then excluded all of our 26 non-US
employees (12 in Canada; 12 in China; 2 in Mexico) and 5 unpaid employees, which represented approximately 1% of our total employee population.
For the resulting population of 4,233 employees, we obtained full-year 2020
W-2
gross wages, as reported by our payroll department, and used it to identify our median employee among all employees who were paid during 2020. Other than the exclusion of non-US
employees noted above and independent contractors and “leased” workers, we did not use any annualizations or other estimates, assumptions, adjustments or statistical sampling to determine the median employee.
CEO Pay Ratio
2020 annual total compensation of our CEO, as disclosed in the Summary Compensation Table on page 35 is $9,578,958, and annual total compensation of the median employee was determined to be $93,145 in accordance with SEC rules. The resulting pay ratio is estimated to be 103:1. Note that the pay ratio reported by other companies—even those within our peer group—may not be comparable to our pay ratio, since other companies may have different employee populations, as well as compensation policies and practices, and may use different methodologies to calculate their pay ratios.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners
The following table shows the name and address of each person or company that was known to CIT at the close of business on February 14, 2021 to beneficially own more than 5% of any class of voting stock.

Title Of Class Of Stock	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Ownership		Percentage Of Common Stock
Common Stock	Blackrock, Inc. 55 East 52 nd Street New York, NY 10055	11,616,874	(1)	11.8%
Common Stock	The Vanguard Group 100 Vanguard Blvd. Malvern, Pa 19355	9,305,984	(2)	9.44%
Common Stock	State Street Corporation State Street Financial Center One Lincoln Street Boston, MA 0211	5,287,105	(3)	5.37%

(1)
This information was derived from the Schedule 13G/A filed on January 27, 2021 by BlackRock, Inc., which reports that BlackRock, Inc. has sole power to vote or direct the vote over 11,351,825 shares and sole power to dispose or direct the disposition of 11,616,874 shares.

(2)
This information was derived from the Schedule 13G/A filed on February 10, 2021 by The Vanguard Group, which reports that The Vanguard Group has shared power to vote or direct the vote over 96,874 shares, sole power to dispose of or direct the disposition of 9,131,639 shares and shared power to dispose or to direct the disposition of 174,345 shares.

(3)
This information was derived from the Schedule 13G filed on February 8, 2021 by State Street Corporation, which reports that State Street Corporation has shared voting power over 4,868,098 shares and shared dispositive power over 5,287,105 shares.

Security Ownership of Directors and Executive Officers
The table below shows, as of April 1, 2021, the number of shares of CIT common stock owned by each director, by the 2020 NEOs, and by the directors and executive officers as a group. Information set forth below for Mr. Rubino is as of June 1, 2020, the date of his separation from the Company.

Name of Individual	Amount and Nature of Beneficial Ownership (CIT Common Stock and Exchangeable Shares) (1) (2)	Percentage of Class
Ellen R. Alemany (3)	303,372	*
Michael L. Brosnan	13,883	*
Michael A. Carpenter	14,983	*
Dorene C. Dominguez	5,307	*
Alan L. Frank (3)	39,797	*
William M. Freeman	13,311	*
R. Brad Oates	18,469	*
Gerald Rosenfeld	26,542	*
John R. Ryan	14,201	*
Sheila A. Stamps	8,673	*
Khanh T. Tran	9,185	*
Laura S. Unger (4)	21,353	*
John J. Fawcett	54,373	*
David Harnisch	10,396	*
Denise M. Menelly	28,564	*
Steve Solk	20,594	*
Robert Rubino	30,147	*
All Directors and Executive Officers as a group (22 persons) (5)	678,770	*

*	Represents less than 1% of our total outstanding Common Stock.

(1)
Excludes RSUs issued under our equity compensation plans that will settle 100% in stock, for which the holders do not have voting rights, and for which ownership has not vested, in the following amounts: Ms. Alemany — 147,240, Mr. Rosenfeld — 4,762, Mr. Fawcett — 53,243, Mr. Harnisch – 59,524, Ms. Menelly — 29,949, Mr. Solk — 29,786, and 93,955 to all other executive officers as a group.

(2)
Excludes RSUs issued under our equity compensation plans, for which the holders do not have voting rights, for which ownership has not vested, and for which settlement shall be made 50% in cash and 50% in stock, in the following amounts: Mr. Brosnan — 10,156 (all of which Mr. Brosnan elected to settle 100% in stock), Mr. Carpenter — 9,139 (all of which Mr. Carpenter elected to settle 100% in stock and to defer settlement until he is no longer a member of the Board), Ms. Dominguez — 8,398, Mr. Frank — 10,251 (all of which Mr. Frank elected to settle 100% in stock), Mr. Freeman — 9,233 (2,654 of which Mr. Freeman elected to settle 100% in stock and to defer settlement until he is no longer a member of the Board), Mr. Oates — 10,590 (4,995 of which Mr. Oates elected to settle 100% in stock and to defer settlement until he is no longer a member of the Board), Mr. Rosenfeld — 37,403 (all of which Mr. Rosenfeld elected to settle 100% in stock and to defer settlement until he is no longer a member of the Board), Mr. Ryan — 12,009 (8,375 of which Mr. Ryan elected to settle 100% in stock and to defer settlement until he is no longer a member of the Board), Ms. Stamps — 9,139 (2,451 of which Mr. Stamps elected to settle 100% in stock and to defer settlement until she is no longer a member of the Board), Mr. Tran – 8,398 (596 of which Mr. Tran elected to settle 100% in stock) and Ms. Unger — 25,928 (16,790 of which Ms. Unger elected to settle 100% in stock and to defer settlement until she is no longer a member of the Board).

(3)	Includes shares of CIT common stock held in various trusts for which the director or officer has disclaimed beneficial ownership, in the following amounts: Ms. Alemany — 254,255 and Mr. Frank — 9,097.
(4)	Includes 10,000 shares of CIT common stock held indirectly by Ms. Unger’s spouse.
(5)
Includes individuals who are directors and executive officers of the Company as of the date of this Form 10-K/A. Excludes Mr. Rubino since he ceased being an executive officer of the Company on May 12, 2020.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Person Transactions Policy
The Board has adopted a “Related Person Transactions Policy” for the review and approval of “related person transactions,” which is defined under such policy as any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which CIT was or is to be a participant, the amount involved exceeds or is expected to exceed $120,000 in a single calendar year, and an executive officer, director, director nominee, or a 5% beneficial owner of any class of CIT’s voting securities (or any of their respective immediate family members) had or will have a direct or indirect material interest, other than the following:

•
interests arising solely from the related person’s position as a director or limited partner, or from the direct or indirect ownership by the related person, and all other related persons, in the aggregate of less than a 10% equity interest in another corporation or organization that is a participant in the transaction;

•
amounts due from related persons to CIT for purchases of goods and services subject to usual trade terms, for ordinary business travel and expense payments, and for other indebtedness transactions in the ordinary course of business;

•	interests arising solely from the ownership of a class of CIT’s equity securities, if all holders of that class of equity securities receive the same benefit on a pro rata basis;

•	transactions where price is determined by competitive bid, or where the service is rendered as a common carrier or public utility at rates fixed pursuant to law;

•	transactions that involve compensation to a director, or compensation to executive officers, approved by the Board; or

•
interests arising solely from the related person’s position as an executive officer or director of another entity that is a participant in the transaction, where (a) the related person and his or her immediate family members own in the aggregate less than a 5% equity interest in such entity, (b) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction, and (c) the amount involved in the transaction equals less than 2% of the annual gross revenues of each of CIT and the other entity that is a participant in the transaction.

Under this policy, any proposed related person transaction will be considered at the next meeting of the Governance Committee, but if it is not desirable for CIT to wait until the next meeting, the transaction will be submitted to the Chairperson of the Governance Committee for approval, subject to reporting any such approval at the next Governance Committee meeting. In either case, the benefits to CIT, the availability of other sources of comparable products or services, the terms of the transaction, the terms available to unrelated third parties, and whether the transaction was undertaken in the ordinary course of business, will be considered. The Governance Committee will approve only those related person transactions that are in, or are not inconsistent with, the best interests of CIT and its stockholders, as the Governance Committee determines in good faith. In certain circumstances, if the Chief Executive Officer, Chief Financial Officer or General Counsel of CIT becomes aware of a related person transaction that has not been previously approved or ratified under the policy, the Governance Committee will determine if rescission of the transaction is appropriate, and will request that the Chief Financial Officer evaluate CIT’s controls and procedures to ascertain the reason the transaction was not submitted to the Governance Committee or its Chairperson for prior approval.
During 2020, there were no related person transactions, and the Governance Committee did not review any transaction under the Related Person Transactions Policy.
The Board and management may have deposit relationships with CIT Bank, N.A.
We have in the past and may in the future enter into certain transactions with affiliates, other than directors and executive officers. Such transactions have been, and it is anticipated that such transactions will continue to be, entered into on an arm’s length basis at a fair market value for the transaction and, as a result, are not required to be approved under the Related Person Transactions Policy.
Director Independence
Our Corporate Governance Guidelines require that a substantial majority of the Board be composed of directors who meet the independence criteria established by the NYSE. The Board consists of 12 directors, 11 of whom are independent. All committee chairs and members have been evaluated and determined to be independent. All directors are required to stand for election each year, providing our shareholders with frequent opportunities to express their views on each director’s individual performance. CIT’s management team benefits from engaged Board members who have experience managing a broad range of organizations in both the public and private sectors.
For a director to be considered independent, the Board must affirmatively determine that neither the director nor any of such director’s immediate family has a material relationship with CIT (either directly, or as a partner, stockholder, or officer of an organization that has a relationship with CIT). In making its determination, the Board considers all relevant facts and circumstances, both with respect to the director and with respect to any persons or organizations with which the director has an affiliation, including immediate family members. The Board also considers the specific independence criteria for directors as defined by the NYSE.
In furtherance of our Board’s commitment to maintain the independence of our independent directors, the Board implemented a charitable contributions policy. The policy requires that if any charitable contribution proposed to be made by CIT to an organization in which a director is affiliated exceeds $25,000, such contribution is subject to the approval of the Governance Committee. In determining whether to approve any such contribution, the Governance Committee considers whether the donation would impair the director’s independence.
Based on the foregoing considerations, the Board has determined that, except for Ms. Alemany, our Chairwoman and CEO, all of CIT’s directors are independent and each of the Board Committees is composed solely of independent directors. In making this determination, the Board considered the transactions described below under the heading “Related Person Transactions Policy.”

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees for Professional Services Paid to Auditors
The following table sets forth the aggregate fees, including out-of-pocket
expenses, for professional services rendered by Deloitte & Touche LLP and its affiliates (collectively, “
Deloitte
”) related to the fiscal years ended December 31, 2019 and December 31, 2020:

	Year ended December 31, 2020	Year ended December 31, 2019
Audit Fees (1)	$8,495,715	$8,289,050
Audit-Related Fees	—	—
Tax Fees (2)	863,401	352,500
All Other Fees (3)	18,000	18,000

Total Fees	$9,377,116	$8,659,550

Policy on Audit Committee
Pre-Approval
of Audit and
Non-Audit
Services Performed by the Independent Registered Public Accounting Firm
CIT does not retain the independent registered public accounting firm for any professional services without the prior approval of the Audit Committee, except that the Audit Committee delegated to its Chairman the authority to authorize management to retain the independent registered public accounting firm for professional services in which the aggregate fees are expected to be less than $150,000 in any calendar quarter, subject to ratification by the Audit Committee. In general, CIT does not retain the independent registered public accounting firm to provide information systems, or other consulting services.
The Audit Committee determined that the professional services provided by Deloitte as quantified in the table above are compatible with the independent auditor maintaining its independence. The Audit Committee gave prior approval to all audit and non-audit
professional services provided by Deloitte in 2020 and 2019.

(1)
Audit fees include fees in connection with professional services rendered for audit of CIT’s consolidated financial statements and effectiveness of internal controls over financial reporting, reviews of CIT’s unaudited interim consolidated financial statements included in Forms
10-Q,
and as appropriate, statutory and regulatory audits, issuances of comfort letters, consents and assistance with review of documents filed with the SEC.

(2)	Tax fees include fees for tax services rendered for tax return preparation, tax compliance and tax advice.
(3)	All other fees include fees for licensure of an accounting research tool.

PART FOUR

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this Form 10-K/A:

1.	The Consolidated Financial Statements of CIT Group Inc. and its subsidiaries, including the notes thereto, were included in Item 8. Financial Statements and Supplementary Data of the Original Filing.

2.
All financial statement schedules are not included because they are not applicable or because the required information was included in the Consolidated Financial Statements or the notes thereto, included in Item 8. Financial Statements and Supplementary Data of the Original Filing.

3.	The exhibits required to be filed as part of this Form 10-K/A and exhibits incorporated herein by reference to other documents are listed as follows:
(b) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, by and among CIT Group Inc., IMB HoldCo LLC, Carbon Merger Sub LLC and JCF III HoldCo I L.P., dated as of July 21, 2014 (incorporated by reference to Exhibit 2.1 to Form 8-K filed July 25, 2014).

2.2	Amendment No. 1, dated as of July 21, 2015, to the Agreement and Plan of Merger, by and among CIT Group Inc., IMB HoldCo I L.P., Carbon Merger Sub LLC and JCF III HoldCo I L.P., dated as of July 21, 2014 (incorporated by reference to Exhibit 2.1 to Form 8-K filed July 27, 2015).

2.3	Agreement and Plan of Merger among Mutual of Omaha Insurance Company, Omaha Financial Holdings, Inc. Mutual of Omaha Bank, CIT Group Inc. and CIT Bank National Association, dated as of August 12, 2019 (incorporated by reference to Exhibit 2.1 to Form 8-K filed August 16, 2019).

2.4	Agreement and Plan of Merger, dated as of October 15, 2020, by and among First Citizens BancShares, Inc., First-Citizens Bank & Trust Company, FC Merger Subsidiary IX, Inc., and CIT Group Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed October 20, 2020).

3.1	Fourth Restated Certificate of Incorporation of the Company, as filed with the Office of the Secretary of State of the State of Delaware on May 17, 2016 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 17, 2016).

3.2	Amended and Restated By-laws of the Company, as amended through April 15, 2020 (incorporated by reference to Exhibit 3.2 to Form 10-Q filed May 5, 2020).

3.3	Certificate of Designation of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series A of CIT Group Inc., dated June 6, 2017 (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 7, 2017).

3.4	Certificate of Designation of 5.625% Non-Cumulative Perpetual Preferred Stock, Series B of CIT Group Inc. (incorporated by reference to Exhibit 3.3 to our Form 8-A filed November 12, 2019).

4.1	Indenture, dated as of January 20, 2006, between CIT Group Inc. and The Bank of New York Mellon (as successor to JPMorgan Chase Bank N.A.) for the issuance of senior debt securities (incorporated by reference to Exhibit 4.3 to Form S-3 filed January 20, 2006).

4.2	Indenture, dated as of March 15, 2012, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (incorporated by reference to Exhibit 4.1 of Form 8-K filed March 16, 2012).

4.3	Third Supplemental Indenture, dated as of August 3, 2012, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 4.25% Senior Unsecured Note due 2017 and the Form of 5.00% Senior Unsecured Note due 2022) (incorporated by reference to Exhibit 4.2 to Form 8-K filed August 3, 2012).

4.4	Fourth Supplemental Indenture, dated as of August 1, 2013, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 5.00% Senior Unsecured Note due 2023) (incorporated by reference to Exhibit 4.2 to Form 8-K filed August 1, 2013).

4.5	Seventh Supplemental Indenture, dated as of March 9, 2018, by and among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 4.125% Senior Unsecured Notes due 2021 and Form of 5.250% Senior Unsecured Notes due 2025) (incorporated by reference to Exhibit 4.2 to Form 8-K filed March 12, 2018).

4.6	Subordinated Indenture, dated as of March 9, 2018, between CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (incorporated by reference to Exhibit 4.3 to Form 8-K filed March 12, 2018).

4.7	First Supplemental Indenture, dated as of March 9, 2018, between CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 6.125% Subordinated Notes due 2028) (incorporated by reference to Exhibit 4.4 to Form 8-K filed March 12, 2018).

4.8	Eighth Supplemental Indenture, dated as of August 17, 2018 by and among CIT Group Inc., Wilmington Trust National Association as trustee and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 4.750% Senior Unsecured Notes due 2024) (incorporated by reference to Exhibit 4.2 of Form 8-K filed August 17, 2018).

4.9	Second Supplemental Indenture, dated as of November 13, 2019, between CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 4.125% Fixed-to-Fixed Rate Subordinated Notes due 2029) (incorporated by reference to Exhibit 4.2 on Form 8-K filed November 13, 2019).

4.10	Description of CIT Group Inc.’s Securities Registered under Section 12 of the Exchange Act Certain instruments defining the rights of holders of long-term debt securities of CIT and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K (incorporated by reference to Exhibit 4.10 to Form 10-K filed on February 20, 2020). CIT hereby undertakes to furnish to the SEC, upon request, copies of such instruments.

4.11	Ninth Supplemental Indenture, dated as of June 19, 2020, among CIT Group Inc., Wilmington Trust, National Association, as trustee, and Deutsche Bank Trust Company Americas, as paying agent, security registrar and authenticating agent (including the Form of 3.929% Senior Unsecured Fixed-to-Floating Rate Note due 2024). (incorporated by reference to Exhibit 4.2 to Form 8-K filed June 19, 2020).

10.1*	CIT Group Inc. Omnibus Incentive Plan (incorporated by reference to exhibit 10.1 to Form 10-Q filed November 2, 2018).

10.2*	CIT Group Inc. Supplemental Retirement Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.27 to Form 10-Q filed May 12, 2008).

10.3*	CIT Group Inc. Supplemental Savings Plan (As Amended and Restated Effective as of January 1, 2008) (incorporated by reference to Exhibit 10.28 to Form 10-Q filed May 12, 2008).

10.4*	New Executive Retirement Plan of CIT Group Inc. (As Amended and Restated as of January 1, 2008) (incorporated by reference to Exhibit 10.29 to Form 10-Q filed May 12, 2008).

10.5*	Form of CIT Group Inc. Long-term Incentive Plan Restricted Stock Unit Director Award Agreement (Annual Grant) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed August 9, 2010).

10.6	Stockholders Agreement, by and among CIT Group Inc. and the parties listed on the signature pages thereto, dated as of July 21, 2014 (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 25, 2014).

10.7*	Offer Letter, dated October 26, 2015, between CIT Group Inc. and Ellen R. Alemany, including Attached Exhibits. (incorporated by reference to Exhibit 10.39 to Form 10-Q filed November 13, 2015).

10.8	CIT Employee Severance Plan (As Amended and Restated Effective January 1, 2017) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed November 9, 2016).

10.9	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Director Award Agreement (Three Year Vesting) (incorporated by reference to Exhibit 10-48 to Form 10-K filed on March 16, 2017).

10.10	Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2017) (with ROTCE Performance Measure and TSR Modifier) (incorporated by reference to Exhibit 10.39 to Form 10-Q filed May 8, 2017).

10.11	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with Performance Based Vesting) (2017) (incorporated by reference to Exhibit 10.40 to Form 10-Q filed May 8, 2017).

10.12	Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2018) (incorporated by reference to Exhibit 10.23 to Form 10-Q filed May 4, 2018).

10.13	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with performance Based Vesting) (2018) (incorporated by reference to Exhibit 10.24 to Form 10-Q filed May 4, 2018).

10.14	Amendment No. 4 to Second Amended and Restated Revolving Credit and Guaranty Agreement, dated as of March 9, 2020, among CIT Group Inc., certain subsidiaries of CIT Group Inc., as Guarantors, the Lenders party thereto from time to time and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.14 to Form 10-Q filed May 5, 2020).

10.15	Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2019) (incorporated by reference to Exhibit 10.19 to Form 10-Q filed May 3, 2019).

10.16	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with performance Based Vesting) (2019) (incorporated by reference to Exhibit 10.20 to Form 10-Q filed May 3, 2019).

10.17	Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2020) (incorporated by reference to Exhibit 10.17 to Form 10-Q filed May 5, 2020).

10.18	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with performance Based Vesting) (2020) (incorporated by reference to Exhibit 10.18 to Form 10-Q filed May 5, 2020).

10.19	Voting Agreement, dated as of October 15, by and among CIT Group Inc., Frank B. Holding, Jr., Hope H. Bryant, Peter M. Bristow, and Claire H. Bristow (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 20, 2020).

10.20	Form of Severance Amendment Letter, dated October 19, 2020, from CIT Group, Inc. (incorporated by reference to Exhibit 99.1 to Form 8-K filed October 20, 2020).

10.21	Form of CIT Group Inc. Retention Award Agreement (incorporated by reference to Exhibit 10.21 to Form 10-K filed February 19, 2021).

21.1	Subsidiaries of CIT Group Inc. (incorporated by reference to Exhibit 21.1 to Form 10-K filed February 19, 2021).

23.1	Consent of Deloitte & Touche LLP. (incorporated by reference to Exhibit 23.1 to Form 10-K filed February 19, 2021).

24.1	Powers of Attorney. (incorporated by reference to Exhibit 24.1 to Form 10-K filed February 19, 2021).

31.1	Certification of Ellen R. Alemany pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. (filed herein).

31.2	Certification of John Fawcett pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. (filed herein).

31.3	Certification of Ellen R. Alemany pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.1 to Form 10-K filed February 19, 2021).

31.4	Certification of John Fawcett pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 31.2 to Form 10-K filed February 19, 2021).

32.1**	Certification of Ellen R. Alemany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.1 to Form 10-K filed February 19, 2021).

32.2**	Certification of John Fawcett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (incorporated by reference to Exhibit 32.2 to Form 10-K filed February 19, 2021).

101.1	The following materials from CIT Group Inc.’s Annual Report on Form
10-K
for the year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

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

CIT GROUP INC. By:

April 30, 2021	/s/ Ellen R. Alemany
Ellen R. Alemany
Chairwoman and Chief Executive Officer and Director