Form 10-Q
period 2021-03-31
CIT GROUP INC
filed 2021-04-30
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934	☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021

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

Yes ☐ No ☒

As of April 22, 2021, there were 99,066,261 shares of the registrant’s common stock outstanding.

Part One — Financial Information

Item 1. Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions — except share data)

	March 31,	December 31,
	2021	2020
Assets
Cash and due from banks, including restricted balances of $31.8 at March 31, 2021 and $41.7 at December 31, 2020 (see Note 8 for amounts pledged)	$157.6	$174.6
Interest bearing cash (see Note 8 for amounts pledged)	5,191.0	3,837.1
Securities purchased under agreement to resell	75.0	150.0
Investment securities (see Notes 6 and 8 for amounts pledged)	4,937.9	6,889.0
Assets held for sale	757.4	721.2
Loans (see Note 8 for amounts pledged)	34,957.5	36,144.6
Allowance for credit losses	(942.3)	(1,063.8)
Total loans, net of allowance for credit losses	34,015.2	35,080.8
Operating lease equipment, net (see Note 8 for amounts pledged)	7,733.4	7,836.6
Bank-owned life insurance	1,176.9	1,168.8
Other assets, including $278.1 at March 31, 2021 and $431.6 at December 31, 2020, at fair value	2,004.7	2,248.5
Total Assets	$56,049.1	$58,106.6
Liabilities
Deposits	$42,024.7	$43,071.6
Credit balances of factoring clients	1,471.1	1,719.9
Other liabilities, including $99.9 at March 31, 2021 and $79.2 at December 31, 2020, at fair value	1,897.9	1,754.9
Borrowings, including $0.0 at March 31, 2021 and $500.0 at December 31, 2020 contractually due within twelve months	4,839.7	5,837.3
Total Liabilities	50,233.4	52,383.7
Stockholders’ Equity
Preferred Stock: $0.01 par value, 100,000,000 shares authorized, 8,325,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	525.0	525.0
Common Stock: $0.01 par value, 600,000,000 shares authorized
Issued: 164,026,067 at March 31, 2021 and 163,309,861 at December 31, 2020	1.6	1.6
Outstanding: 99,066,261 at March 31, 2021 and 98,609,395 at December 31, 2020
Paid-in capital	6,914.3	6,892.0
Retained earnings	1,694.5	1,428.3
Accumulated other comprehensive income (loss)	(148.2)	35.7
Treasury stock: 64,959,806 shares at March 31, 2021 and 64,700,466 shares at December 31, 2020 at cost	(3,171.5)	(3,159.7)
Total Common Stockholders’ Equity	5,290.7	5,197.9
Total Equity	5,815.7	5,722.9
Total Liabilities and Equity	$56,049.1	$58,106.6

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (dollars in millions — except per share data)

	Quarters Ended March 31,
	2021	2020
Interest income
Interest and fees on loans	$364.0	$467.6
Other interest and dividends	24.1	46.0
Interest income	388.1	513.6
Interest expense
Interest on deposits	61.2	156.6
Interest on borrowings	58.4	69.1
Interest expense	119.6	225.7
Net interest revenue	268.5	287.9
Provision for credit losses	(117.4)	513.9
Net interest revenue, after credit provision	385.9	(226.0)
Non-interest income
Rental income on operating leases	194.7	209.8
Other non-interest income	229.9	130.6
Total non-interest income	424.6	340.4
Total revenue, net of interest expense and credit provision	810.5	114.4
Non-interest expenses
Depreciation on operating lease equipment	84.7	78.3
Maintenance and other operating lease expenses	51.6	53.6
Operating expenses	274.0	334.4
Goodwill impairment	-	344.7
Loss on debt extinguishment and deposit redemption	0.1	-
Total non-interest expenses	410.4	811.0
Income (loss) before provision (benefit) for income taxes	400.1	(696.6)
Provision (benefit) for income taxes	96.3	(72.3)
Net income (loss)	$303.8	$(624.3)
Preferred stock dividends	2.8	3.8
Net income (loss) available to common shareholders	$301.0	$(628.1)
Income (loss) per common share
Basic	$3.05	$(6.40)
Diluted	$3.04	$(6.40)
Average number of common shares (thousands)
Basic	98,812	98,089
Diluted	99,076	98,089

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(dollars in millions)

	Quarters Ended March 31,
	2021	2020
Net income (loss)	$303.8	$(624.3)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(0.1)	(0.9)
Net unrealized (losses) gains on available for sale securities	(184.1)	117.0
Changes in benefit plans net gains and prior service credit	0.3	2.8
Other comprehensive (loss) income, net of tax	$(183.9)	$118.9
Comprehensive income (loss)	$119.9	$(505.4)

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Total Equity
December 31, 2020	$525.0	$1.6	$6,892.0	$1,428.3	$35.7	$(3,159.7)	$5,722.9
Net income	—	—	—	303.8	—	—	303.8
Other comprehensive loss, net of tax	—	—	—	—	(183.9)	—	(183.9)
Dividends paid ($0.35 per common share and $0.35 per Series B Preferred Share)	—	—	—	(37.6)	—	—	(37.6)
Amortization of stock compensation expenses	—	—	21.3	—	—	(11.8)	9.5
Employee stock purchase plan	—	—	1.0	—	—	—	1.0
March 31, 2021	$525.0	$1.6	$6,914.3	$1,694.5	$(148.2)	$(3,171.5)	$5,815.7

December 31, 2019	$525.0	$1.6	$6,853.7	$2,307.6	$(52.1)	$(3,296.8)	$6,339.0
Adoption of ASU 2016-13	—	—	—	(82.4)	—	—	(82.4)
Net income	—	—	—	(624.3)	—	—	(624.3)
Other comprehensive loss, net of tax	—	—	—	—	118.9	—	118.9
Dividends paid ($0.35 per common share and $0.48 per Series B Preferred Share)	—	—	—	(38.7)	—	—	(38.7)
Issuance of common stock - acquisition	—	—	—	(10.1)	—	151.3	141.2
Amortization of stock compensation expenses	—	—	18.8	—	—	(12.5)	6.3
Employee stock purchase plan	—	—	0.8	—	—	—	0.8
March 31, 2020	$525.0	$1.6	$6,873.3	$1,552.1	$66.8	$(3,158.0)	$5,860.8

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Quarters Ended March 31,
	2021	2020
Cash Flows from Operations
Net income (loss)	$303.8	$(624.3)
Adjustments to reconcile net income (loss) to net cash flows from operations:
Provision for credit losses	(117.4)	513.9
Depreciation on operating lease equipment	84.7	78.3
Amortization of stock compensation expenses	21.3	18.8
Net gain on asset sales and impairments on assets held for sale	(153.9)	(54.6)
Loss on debt extinguishment and deposit redemption	0.1	—
Provision for deferred income taxes	88.6	104.1
Increase in loans held for sale	(44.7)	(57.9)
Goodwill impairment	—	344.7
Decrease (increase) in other assets	248.9	(536.2)
Decrease in other liabilities	(178.5)	(159.3)
Other operating activities	21.2	28.0
Net cash flows provided by (used in) operations	274.1	(344.5)
Cash Flows from Investing Activities
Changes in loans, net	823.6	(1,403.3)
Purchases of investment securities and securities purchased under agreement to resell	(1,219.0)	(1,519.6)
Proceeds from sales and maturities of investment securities and securities purchased under agreement to resell	3,357.2	4,055.8
Proceeds from asset and receivable sales	285.9	171.6
Purchases of assets to be leased and other equipment	(94.1)	(280.9)
Proceeds from sale of OREO, net of repurchases	0.9	4.5
Purchase of bank owned life insurance	—	(50.0)
Acquisition, net of cash received	—	(727.1)
Net cash flows provided by investing activities	3,154.5	251.0
Cash Flows from Financing Activities
Proceeds from the issuance of term debt and FHLB advances	601.2	1,700.0
Repayments of term debt and FHLB advances	(1,601.8)	(393.0)
Net (decrease) increase in deposits	(1,047.1)	33.5
Dividends paid	(37.6)	(38.7)
Other financing activities	(6.0)	(189.5)
Net cash flows (used in) provided by financing activities	(2,091.3)	1,112.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.4)	(5.9)
Increase in cash, cash equivalents and restricted cash	1,336.9	1,012.9
Cash, cash equivalents and restricted cash beginning of period	4,011.7	2,685.6
Cash, cash equivalents and restricted cash end of period	$5,348.6	$3,698.5
Supplementary Cash Flow Disclosures
Interest paid	$(159.8)	(270.5)
Federal, foreign, state and local income taxes refunded, net	0.4	1.3
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	149.0	52.3
Transfer of assets from held for sale to held for investment	1.1	12.5
Transfers of assets to OREO	2.2	0.3
Commitments extended during the period on affordable housing investment credits	13.6	12.5
Issuance of common stock - acquisition	—	141.2

The following tables shows a reconciliation of cash, cash equivalents and restricted cash on the Balance Sheet to that presented in the above Statements of Cash Flow.

	Quarters Ended March 31,
	2021	2020
Cash and due from banks, including restricted balances of $31.8 and $29.6 at March 31, 2021 and 2020, respectively	$157.6	$220.7
Interest-bearing cash, including restricted balances of $17.5 and $2.1 at March 31, 2021 and 2020, respectively	5,191.0	3,477.8
Total cash, cash equivalents, and restricted cash shown in the Statement of Cash Flows	$5,348.6	$3,698.5

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

We also provide banking and related services to commercial and individual customers through our banking subsidiary, CIT Bank, N.A. ("CIT Bank" or the "Bank"), which includes a regional branch network of approximately 80 branches and its online bank.

CIT Bank is regulated by the Office of the Comptroller of the Currency of the U.S. Department of the Treasury ("OCC"). In addition, CIT Bank, as an insured depository institution, is supervised by the Federal Deposit Insurance Corporation (“FDIC”).

BASIS OF PRESENTATION

Basis of Financial Information

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial information and accordingly do not include all information and note disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. The financial statements in this Form 10-Q, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of CIT’s financial position, results of operations and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K").

The accounting and financial reporting policies of CIT conform to GAAP and the preparation of the consolidated financial statements is in conformity with GAAP, which requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions. Some of the more significant estimates include: Allowance for Credit Losses (“ACL”) and the realizability of deferred tax assets. Additionally, where applicable, the policies conform to accounting and reporting guidelines prescribed by bank regulatory authorities.

Principles of Consolidation

The accompanying consolidated financial statements include financial information related to CIT and its majority-owned subsidiaries and those variable interest entities (“VIEs”) where the Company is the primary beneficiary (“PB”), if any.

In preparing the consolidated financial statements, inter-company accounts and transactions have been eliminated. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements.

The current period’s results of operations do not necessarily indicate the results that may be expected for any other interim period or for the full year as a whole.

Announcement of Definitive Merger Agreement

On October 16, 2020, First Citizens BancShares, Inc. ("First Citizens"), the parent company of First-Citizens Bank & Trust Company, and CIT, the parent company of CIT Bank, N.A., jointly announced that they had entered into a definitive agreement under which the companies will combine in an all-stock merger. The merger is anticipated to close mid-2021, subject to regulatory approval and the satisfaction of other customary closing conditions.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and Interagency Statement

On March 27, 2020, the CARES Act was signed into law. The CARES Act gives financial institutions temporary relief from the accounting and disclosure requirements related to troubled debt restructurings (“TDRs”) under ASC 310-40 and past due and non-accrual reporting in certain situations relating to the COVID-19 pandemic. With respect to past due and non-accrual loans, the CARES Act provides that financial institutions are not expected to designate loans with payment accommodations granted due to COVID-19 as past due or non-accrual if they were current on the date used to determine borrower’s delinquency status for the purpose of providing the deferment.

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

CIT applies the TDR provisions of the CARES Act on a product-type basis, or on a loan-by-loan basis, for eligible loan modifications. For eligible loans for which the CARES Act is not applied, CIT follows the applicable guidance of the Interagency Statement. For payment deferrals granted to borrowers impacted by COVID-19, CIT has elected to continue to recognize interest income (at a modified effective rate) subject to consideration of whether the loan should be placed on non-accrual status. In addition, CIT monitors deferred amounts and establishes a credit loss reserve for the estimated amount of any balances that will not be recovered for COVID-19 loans.

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

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are included in the Company's 2020 Form 10-K. There were no material changes to these policies during the three months ended March 31, 2021.

Financial Accounting Standards Adopted as of January 1, 2021

The following pronouncements were issued by the Financial Accounting Standards Board (“FASB”) and adopted by CIT as of January 1, 2021. Refer to Note 1 – Business and Summary of Significant Accounting Policies in our 2020 Form 10-K for a detailed description of these pronouncements:

•

ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The adoption of this standard did not have a material impact on CIT’s consolidated financial statements and disclosures.

•

ASU 2020-09, Debt (Topic 470): Amendments to SEC Paragraphs Pursuant to SEC Release No. 33-10762. The adoption of this standard did not have a material impact on CIT’s consolidated financial statements and disclosures.

•

ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs. The adoption of this standard did not have a significant impact on CIT’s consolidated financial statements and disclosures.

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

•In the fourth quarter of 2020, CIT elected to apply the contract modification relief to the interest rate swap contracts for which the discount rate changed from the Federal Funds Rates to the Secured Overnight Financing Rate (“SOFR”) due to discounting transition by the Central Counterparties (i.e., Chicago Mercantile Exchange and LCH Clearnet). In addition, CIT elected to apply the hedge accounting relief to the hedging interest rate swaps, which allows the Company to not consider a change in the interest rate used for the discounting of a derivative hedging instrument as a change to the critical terms of the hedging relationship.

•The Company will continue to assess the impact as the reference rate transition occurs through December 31, 2022.

•The HTM one-time election was not applicable to CIT as the Company did not have any HTM debt securities as of January 1, 2020.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity

Issued August 2020

•The amendments in this update reduce the number of models used to account for convertible instruments, amend diluted earnings per share calculations for convertible instruments, amend the requirements for a contract (or embedded derivative) that is potentially settled in an entity’s own shares to be classified in equity, and expand disclosure requirements for convertible instruments.

•Effective for CIT as of January 1, 2022. Early adoption is permitted.

•This ASU is not expected to have a material impact on CIT’s consolidated statements and disclosures as the Company currently does not have any convertible instrument within the scope of this ASU.

NOTE 2 — ACQUISITIONS

On January 1, 2020, CIT Bank acquired Mutual of Omaha Bank (“MOB”), the savings bank subsidiary of Mutual of Omaha Insurance Company and Omaha Financial Holdings, Inc., for approximately $1 billion in exchange for 100% of all outstanding shares of MOB common stock. The original consideration was comprised of approximately $850 million in cash and approximately 3.1 million shares of CIT Group Inc. common stock (valued at approximately $141 million based on the closing market price on December 31, 2019, the last trading price before the acquisition).

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

Assets acquired totaled approximately $8.6 billion, including $6.3 billion of loans, $115.2 million of goodwill and $102.6 million of intangible assets and included $7.6 billion of assumed liabilities, including $7.0 billion of deposits, and 25 bank branches. The assets acquired, liabilities assumed, and consideration exchanged were recorded at their estimated fair values.

Interest income, non-interest income and net loss of $74.7 million, $14.1 million and $92.6 million, respectively, related to MOB were included in CIT’s Consolidated Income Statement for the quarter ended March 31, 2020.The MOB net loss includes $44.8 million of MOB Day 1 provision for credit losses related to the non-PCD loans. Operating expenses for the quarter ended March 31, 2020 included $17.1 million of merger and integration costs related to MOB. Operations of MOB were fully integrated during 2020.

NOTE 3 — LOANS

Unless otherwise noted, loans held for sale are not included in the amounts presented throughout this note.

Loans by Product (dollars in millions)

	March 31, 2021	December 31, 2020
Commercial Loans	$26,890.2	$27,410.9
Financing Leases and Leverage Leases	2,256.4	2,318.0
Total commercial	29,146.6	29,728.9
Consumer Loans	5,810.9	6,415.7
Total loans	$34,957.5	$36,144.6

The following table presents loans by segment, based on obligor location:

Loans (dollars in millions)

	March 31, 2021			December 31, 2020
	Domestic	International	Total	Domestic	International	Total
Commercial Banking	$26,820.3	$1,253.4	$28,073.7	$27,323.4	$1,313.1	$28,636.5
Consumer Banking(1)	6,883.8	—	6,883.8	7,508.1	—	7,508.1
Total	$33,704.1	$1,253.4	$34,957.5	$34,831.5	$1,313.1	$36,144.6
(1)

The Consumer Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration ("SBA") loans. These loans are excluded from the Consumer loan balances and included in the Commercial loan balances in product related tables in this note.

The following table presents selected components of the net investment in loans:

Components of Net Investment (dollars in millions)

	March 31,	December 31,
	2021	2020
Unearned income	$(361.2)	$(373.9)
Unamortized (discounts) premiums	(391.9)	(434.4)
Net unamortized deferred costs	37.2	35.8

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

Commercial Loans — Risk Rating by Class (dollars in millions)

Grade	Term Loans by Origination Year							Revolving Loans Converted
March 31, 2021	2021	2020	2019	2018	2017	2016 & Prior	Revolving Loans	to Term Loans	Total(1)
Commercial Finance
Pass	$2,703.2	$2,873.0	$2,276.1	$1,917.9	$682.3	$1,027.0	$2,251.3	$63.3	$13,794.1
Special Mention	32.6	58.4	193.6	195.4	54.0	142.9	262.0	—	938.9
Classified-accrual	32.4	45.5	173.3	140.6	159.1	250.4	249.8	5.5	1,056.6
Classified-non-accrual	0.3	0.5	8.6	42.8	10.1	129.2	108.7	—	300.2
Total Commercial Finance	2,768.5	2,977.4	2,651.6	2,296.7	905.5	1,549.5	2,871.8	68.8	16,089.8
Real Estate Finance
Pass	92.1	1,075.3	2,112.0	1,002.5	529.8	868.2	11.9	—	5,691.8
Special Mention	—	84.5	263.5	151.6	220.3	86.3	—	—	806.2
Classified-accrual	—	0.3	229.6	150.3	62.9	173.3	—	—	616.4
Classified-non-accrual	0.1	—	34.6	0.2	15.2	33.4	—	—	83.5
Total Real Estate Finance	92.2	1,160.1	2,639.7	1,304.6	828.2	1,161.2	11.9	—	7,197.9
Business Capital
Pass	531.2	1,521.2	1,225.6	695.0	249.3	83.9	6.2	—	4,312.4
Special Mention	3.9	30.2	57.9	31.2	21.8	7.7	—	—	152.7
Classified-accrual	2.1	35.2	66.0	58.2	22.5	5.8	—	—	189.8
Classified-non-accrual	1.1	10.3	30.7	14.4	8.9	4.2	—	—	69.6
Total Business Capital	538.3	1,596.9	1,380.2	798.8	302.5	101.6	6.2	—	4,724.5
Rail
Pass	—	—	0.8	—	—	60.7	—	—	61.5
Total Rail	—	—	0.8	—	—	60.7	—	—	61.5
Total Commercial Banking
Pass	3,326.5	5,469.5	5,614.5	3,615.4	1,461.4	2,039.8	2,269.4	63.3	23,859.8
Special Mention	36.5	173.1	515.0	378.2	296.1	236.9	262.0	—	1,897.8
Classified-accrual	34.5	81.0	468.9	349.1	244.5	429.5	249.8	5.5	1,862.8
Classified-non-accrual	1.5	10.8	73.9	57.4	34.2	166.8	108.7	—	453.3
Total Commercial Banking	3,399.0	5,734.4	6,672.3	4,400.1	2,036.2	2,873.0	2,889.9	68.8	28,073.7
Consumer Banking - Consumer and Community Banking (2)
Pass	53.7	432.3	156.2	92.4	57.2	108.2	0.1	—	900.1
Special Mention	—	—	11.0	4.3	2.8	3.8	—	—	21.9
Classified-accrual	—	23.5	26.4	31.4	14.5	25.2	0.3	—	121.3
Classified-non-accrual	—	—	14.7	4.4	3.2	7.3	—	—	29.6
Total Consumer Banking	53.7	455.8	208.3	132.5	77.7	144.5	0.4	—	1,072.9
Commercial Loans
Pass	3,380.2	5,901.8	5,770.7	3,707.8	1,518.6	2,148.0	2,269.5	63.3	24,759.9
Special Mention	36.5	173.1	526.0	382.5	298.9	240.7	262.0	—	1,919.7
Classified-accrual	34.5	104.5	495.3	380.5	259.0	454.7	250.1	5.5	1,984.1
Classified-non-accrual	1.5	10.8	88.6	61.8	37.4	174.1	108.7	—	482.9
Total Commercial Loans	$3,452.7	$6,190.2	$6,880.6	$4,532.6	$2,113.9	$3,017.5	$2,890.3	$68.8	$29,146.6

(1), (2)See footnotes below table on the next page.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Grade	Term Loans by Origination Year							Revolving Loans Converted
December 31, 2020	2020	2019	2018	2017	2016	2015 & Prior	Revolving Loans	to Term Loans	Total(1)
Commercial Finance
Pass	$4,819.9	$2,132.5	$2,000.1	$678.0	$181.1	$745.6	$3,329.4	$61.1	$13,947.7
Special Mention	81.2	206.4	210.8	18.4	30.8	119.9	313.3	2.8	983.6
Classified-accrual	82.4	161.7	49.8	169.2	107.2	183.1	314.2	5.6	1,073.2
Classified-non-accrual	0.5	9.0	53.9	9.6	22.1	60.7	83.6	—	239.4
Total Commercial Finance	4,984.0	2,509.6	2,314.6	875.2	341.2	1,109.3	4,040.5	69.5	16,243.9
Real Estate Finance
Pass	1,075.9	2,089.2	1,212.3	663.5	480.3	493.0	28.1	—	6,042.3
Special Mention	65.9	333.7	126.4	225.5	93.5	46.3	—	—	891.3
Classified-accrual	0.3	184.4	124.2	74.6	78.0	75.8	—	—	537.3
Classified-non-accrual	—	33.3	0.2	15.3	0.2	28.0	6.2	—	83.2
Total Real Estate Finance	1,142.1	2,640.6	1,463.1	978.9	652.0	643.1	34.3	—	7,554.1
Business Capital
Pass	1,678.9	1,371.4	809.5	299.3	106.3	15.6	14.4	0.8	4,296.2
Special Mention	29.6	67.2	42.4	32.4	12.3	0.3	—	—	184.2
Classified-accrual	34.3	80.8	71.5	25.9	11.2	0.9	—	—	224.6
Classified-non-accrual	8.0	33.0	17.1	10.9	2.8	1.0	—	—	72.8
Total Business Capital	1,750.8	1,552.4	940.5	368.5	132.6	17.8	14.4	0.8	4,777.8
Rail
Pass	—	0.8	—	0.1	3.1	56.7	—	—	60.7
Total Rail	—	0.8	—	0.1	3.1	56.7	—	—	60.7
Total Commercial Banking
Pass	7,574.7	5,593.9	4,021.9	1,640.9	770.8	1,310.9	3,371.9	61.9	24,346.9
Special Mention	176.7	607.3	379.6	276.3	136.6	166.5	313.3	2.8	2,059.1
Classified-accrual	117.0	426.9	245.5	269.7	196.4	259.8	314.2	5.6	1,835.1
Classified-non-accrual	8.5	75.3	71.2	35.8	25.1	89.7	89.8	—	395.4
Total Commercial Banking	7,876.9	6,703.4	4,718.2	2,222.7	1,128.9	1,826.9	4,089.2	70.3	28,636.5
Consumer Banking - Consumer and Community Banking (2)
Pass	507.6	157.1	104.5	62.3	50.0	67.3	0.1	—	948.9
Special Mention	—	13.1	4.3	2.8	2.6	0.9	—	—	23.7
Classified-accrual	21.0	19.3	17.0	11.0	13.8	17.6	0.3	—	100.0
Classified-non-accrual	—	11.8	3.0	3.2	1.0	0.8	—	—	19.8
Total Consumer Banking	528.6	201.3	128.8	79.3	67.4	86.6	0.4	—	1,092.4
Commercial Loans
Pass	8,082.3	5,751.0	4,126.4	1,703.2	820.8	1,378.2	3,372.0	61.9	25,295.8
Special Mention	176.7	620.4	383.9	279.1	139.2	167.4	313.3	2.8	2,082.8
Classified-accrual	138.0	446.2	262.5	280.7	210.2	277.4	314.5	5.6	1,935.1
Classified-non-accrual	8.5	87.1	74.2	39.0	26.1	90.5	89.8	—	415.2
Total Commercial Loans	$8,405.5	$6,904.7	$4,847.0	$2,302.0	$1,196.3	$1,913.5	$4,089.6	$70.3	$29,728.9
(1)

Amortized cost excludes accrued interest receivable of $49.2 million and $48.6 million at March 31, 2021 and December 31, 2020, respectively that is included in other assets. $5.6 million and $6.1 million at March 31, 2021 and December 31, 2020, respectively relates to loan modifications made in response to the COVID-19 pandemic.

(2)	Primarily SBA loans.

The following table provides a summary of the consumer loan LTV distribution for primarily single-family residential (“SFR”) mortgage loans. The average LTV was 57% and 58% for the total consumer loans included below at March 31, 2021 and December 31, 2020, respectively. For loans with active deferment arrangements due to COVID-19, the average LTV was 57% and 62% at March 31, 2021 and December 31, 2020.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Consumer Loans LTV Distribution (dollars in millions)

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
LTV Range	2021	2020	2019	2018	2017	2016 & Prior	Revolving Loans	to Term Loans	Total (4)
March 31, 2021
Legacy Consumer Mortgages
Greater than 125%	$—	$—	$—	$—	$—	$29.2	$—	$0.3	$29.5
101% – 125%	—	—	—	—	—	46.5	—	0.6	47.1
80% – 100%	—	—	—	—	—	147.9	—	2.8	150.7
Less than 80%	—	—	—	—	—	1,273.0	—	31.2	1,304.2
Government-guaranteed (1)	—	—	—	—	—	20.2	—	—	20.2
No LTV available (2)	—	—	—	—	—	0.2	—	1.5	1.7
Total Legacy Consumer Mortgages	—	—	—	—	—	1,517.0	—	36.4	1,553.4
Consumer and Community Banking
Greater than 125%	—	—	—	—	—	—	—	—	—
101% – 125%	—	—	—	—	—	—	—	—	—
80% – 100%	9.2	2.1	7.5	0.6	—	—	0.4	—	19.8
Less than 80%	312.7	1,236.7	745.5	352.7	393.4	1,003.9	35.4	—	4,080.3
Government-guaranteed (1)	—	11.0	29.6	13.9	60.8	16.5	—	—	131.8
No LTV available (2)	—	0.1	0.1	0.3	0.6	1.8	1.4	—	4.3
No LTV required (3)	0.1	2.0	1.0	0.9	0.6	13.9	2.8	—	21.3
Total Consumer and Community Banking	322.0	1,251.9	783.7	368.4	455.4	1,036.1	40.0	—	4,257.5
Total Consumer Loans (4)	$322.0	$1,251.9	$783.7	$368.4	$455.4	$2,553.1	$40.0	$36.4	$5,810.9

LTV Range	2020	2019	2018	2017	2016	2015 & Prior
December 31, 2020
Legacy Consumer Mortgages
Greater than 125%	$—	$—	$—	$—	$—	$37.5	$—	$0.4	$37.9
101% – 125%	—	—	—	—	—	60.5	—	1.1	61.6
80% – 100%	—	—	—	—	—	189.2	—	3.4	192.6
Less than 80%	—	—	—	—	—	1,344.3	—	34.7	1,379.0
Government-guaranteed (1)	—	—	—	—	—	20.8	—	—	20.8
No LTV available (2)	—	—	—	—	—	0.1	—	1.7	1.8
Total Legacy Consumer Mortgages	—	—	—	—	—	1,652.4	—	41.3	1,693.7
Consumer and Community Banking
Greater than 125%	—	—	—	—	—	—	—	—	—
101% – 125%	—	—	—	—	—	—	—	—	—
80% – 100%	21.3	17.1	3.5	—	—	1.7	2.4	—	46.0
Less than 80%	1,328.4	1,022.7	445.8	507.2	380.1	778.8	41.5	—	4,504.5
Government-guaranteed (1)	12.0	33.7	15.7	68.2	9.5	7.8	—	—	146.9
No LTV available (2)	—	—	0.2	0.2	0.2	0.7	1.3	—	2.6
No LTV required (3)	2.0	1.0	1.0	0.6	1.0	13.4	3.0	—	22.0
Total Consumer and Community Banking	1,363.7	1,074.5	466.2	576.2	390.8	802.4	48.2	—	4,722.0
Total Consumer Loans (4)	$1,363.7	$1,074.5	$466.2	$576.2	$390.8	$2,454.8	$48.2	$41.3	$6,415.7

(1)    Represents loans with principal repayments insured by the FHA and U.S. Department of Veterans Affairs (“VA”).

(2)    Represents primarily junior lien loans for which LTV is not available.

(3)    Represents overdrafts, personal lines of credit, unsecured loans and third-party guaranteed loans with servicer recourse option for which LTV is not required.

(4)    Amortized cost excludes accrued interest receivable of $16.4 million and $19.0 million at March 31, 2021 and December 31, 2020, respectively, that was included in other assets. $0.8 million and $1.1 million at March 31, 2021 and December 31, 2020, respectively, relates to loans with modifications made in response to the COVID-19 pandemic.

The following table provides a summary of the FICO score distribution for consumer loans by origination year and revolving loans. The average FICO score was 757 and 755 for the total consumer loans included below at March 31, 2021 and December 31, 2020, respectively. For loans with active deferment arrangements due to COVID-19, the average FICO score of the borrowers was 703 and 695 at March 31, 2021 and December 31, 2020, respectively. These borrower’s FICO scores are not impacted during the payment deferral period as the credit reporting will not be negatively impacted given no contractual payments are due.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Current FICO Score Distribution (dollars in millions)

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
Current FICO	2021	2020	2019	2018	2017	2016 & Prior	Revolving Loans	to Term Loans	Total (4)
March 31, 2021
Legacy Consumer Mortgages
Greater than or equal to 730	$—	$—	$—	$—	$—	$698.8	$—	$15.8	$714.6
Greater than or equal to 660 and less than 730	—	—	—	—	—	447.2	—	11.9	459.1
Less than 660	—	—	—	—	—	322.3	—	7.7	330.0
Government-guaranteed (1)	—	—	—	—	—	20.2	—	—	20.2
No FICO score available (2)	—	—	—	—	—	28.5	—	1.0	29.5
Total Legacy Consumer Mortgages	—	—	—	—	—	1,517.0	—	36.4	1,553.4
Consumer and Community Banking
Greater than or equal to 730	277.6	1,060.5	645.5	281.3	351.1	836.4	26.6	—	3,479.0
Greater than or equal to 660 and less than 730	44.2	167.4	103.4	66.1	37.0	112.6	8.8	—	539.5
Less than 660	0.1	10.9	4.4	5.1	5.7	42.2	3.7	—	72.1
Government-guaranteed (1)	—	11.0	29.6	13.9	60.8	16.5	—	—	131.8
No FICO score available (2)	—	0.1	—	1.1	0.2	14.7	0.2	—	16.3
FICO score not required (3)	0.1	2.0	0.8	0.9	0.6	13.7	0.7	—	18.8
Total Consumer and Community Banking	322.0	1,251.9	783.7	368.4	455.4	1,036.1	40.0	—	4,257.5
Total Consumer Loans (4)	$322.0	$1,251.9	$783.7	$368.4	$455.4	$2,553.1	$40.0	$36.4	$5,810.9
Current FICO	2020	2019	2018	2017	2016	2015 & Prior
December 31, 2020
Legacy Consumer Mortgages
Greater than or equal to 730	$—	$—	$—	$—	$—	$729.1	$—	$17.9	$747.0
Greater than or equal to 660 and less than 730	—	—	—	—	—	499.3	—	13.0	512.3
Less than 660	—	—	—	—	—	369.4	—	9.4	378.8
Government-guaranteed (1)	—	—	—	—	—	20.8	—	-	20.8
No FICO score available (2)	—	—	—	—	—	33.8	—	1.0	34.8
Total Legacy Consumer Mortgages	—	—	—	—	—	1,652.4	—	41.3	1,693.7
Consumer and Community Banking
Greater than or equal to 730	1,152.3	923.7	372.3	453.5	339.7	596.7	34.2	—	3,872.4
Greater than or equal to 660 and less than 730	186.3	104.7	68.7	46.3	34.5	125.6	10.0	—	576.1
Less than 660	11.0	11.2	8.4	7.3	5.5	40.8	3.1	—	87.3
Government-guaranteed (1)	12.0	33.7	15.7	68.2	9.5	7.8	—	—	146.9
No FICO score available (2)	0.1	0.5	0.1	0.3	0.6	18.2	0.2	—	20.0
FICO score not required (3)	2.0	0.7	1.0	0.6	1.0	13.3	0.7	—	19.3
Total Consumer and Community Banking	1,363.7	1,074.5	466.2	576.2	390.8	802.4	48.2	—	4,722.0
Total Consumer Loans (4)	$1,363.7	$1,074.5	$466.2	$576.2	$390.8	$2,454.8	$48.2	$41.3	$6,415.7

(1)     Represents loans with principal repayments insured by the FHA and VA.

(2)     Represents loans with no FICO score available due to borrower bankruptcy or limited credit history.

(3)     Represents overdrafts, personal lines of credit and third-party guaranteed loans with servicer recourse option for which FICO score is not required.

(4)    Amortized cost excludes accrued interest receivable as noted in the LTV table above.

As of March 31, 2021 and December 31, 2020, there was no remaining amount of negative amortization contractually permitted on consumer loans with terms that allowed negative amortization.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Past Due and Non-accrual Loans

Additional information on reporting of past due and non-accrual loans is provided in the discussion of the CARES Act and Interagency Statement in Note 1 – Business and Summary of Significant Accounting Policies. Related to loan modifications made in response to the COVID-19 pandemic, the loan maintains the borrower’s delinquency status that existed prior to entering the payment deferral period and is frozen for the duration of the payment deferral period as no contractual payments are due.

The table that follows presents portfolio delinquency status, regardless of accrual or non-accrual classification:

Loans - Delinquency Status(1) (dollars in millions)

	Past Due			Total
	30-59	60-89	90 or more	Past Due	Current	Total
March 31, 2021
Commercial Banking
Commercial Finance	$82.6	$2.3	$120.8	$205.7	$15,884.1	$16,089.8
Real Estate Finance	16.9	6.8	63.3	87.0	7,110.9	7,197.9
Business Capital	101.1	23.5	17.2	141.8	4,582.7	4,724.5
Rail	—	—	—	—	61.5	61.5
Total Commercial Banking	200.6	32.6	201.3	434.5	27,639.2	28,073.7
Consumer Banking
Legacy Consumer Mortgage	42.5	23.5	73.2	139.2	1,414.2	1,553.4
Consumer and Community Banking	43.6	5.6	33.2	82.4	5,248.0	5,330.4
Total Consumer Banking	86.1	29.1	106.4	221.6	6,662.2	6,883.8
Total	$286.7	$61.7	$307.7	$656.1	$34,301.4	$34,957.5
December 31, 2020
Commercial Banking
Commercial Finance	$59.9	$2.8	$122.0	$184.7	$16,059.2	$16,243.9
Real Estate Finance	71.7	38.3	82.4	192.4	7,361.7	7,554.1
Business Capital	113.6	40.2	16.6	170.4	4,607.4	4,777.8
Rail	—	—	—	—	60.7	60.7
Total Commercial Banking	245.2	81.3	221.0	547.5	28,089.0	28,636.5
Consumer Banking
Legacy Consumer Mortgage	61.0	17.6	79.7	158.3	1,535.5	1,693.8
Consumer and Community Banking	173.1	10.6	34.0	217.7	5,596.6	5,814.3
Total Consumer Banking	234.1	28.2	113.7	376.0	7,132.1	7,508.1
Total	$479.3	$109.5	$334.7	$923.5	$35,221.1	$36,144.6
(1)

The “Current” balance at March 31, 2021 includes $300 million of loans with active COVID-19 related payment deferment (comprised of $233 million Commercial Banking and $67 million Consumer Banking loans) that are not classified as past due given no contractual payment is due during the deferment period.  In addition, total loans with active COVID-19 related deferment of approximately $3 million, $2 million, and $25 million are in the 30-59,60-89, and 90 or more past due balances, respectively. The “Current” balance at December 31, 2020 includes $459 million of loans with active COVID-19 related payment deferment (comprised of $347 million Commercial Banking and $112 million Consumer Banking loans) that are not classified as past due given no contractual payment is due during the deferment period.  In addition, total loans with active COVID-19 related deferment of approximately $49 million, $3 million, and $26 million are in the 30-59,60-89, and 90 or more past due balances, respectively.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth non-accrual loans, assets received in satisfaction of loans (OREO and repossessed assets) and loans 90 days or more past due and still accruing. Loans that are 90 or more days past due that are guaranteed by government agencies are not placed on non-accrual status.

Loans on Non-Accrual Status (dollars in millions) (1)

	March 31, 2021		December 31, 2020
	Non-Accrual Loans	With No Allowance Recorded(2)	Non-Accrual Loans	With No Allowance Recorded(2)
Commercial Banking
Commercial Finance(3)	$300.2	$19.3	$239.4	$8.0
Business Capital	69.6	1.1	72.8	1.5
Real Estate Finance	83.5	15.9	83.2	16.0
Total Commercial Banking	453.3	36.3	395.4	25.5
Consumer Banking
Consumer and Community Banking	72.0	52.6	53.4	38.2
Legacy Consumer Mortgages	139.4	37.2	139.3	30.0
Total Consumer Banking	211.4	89.8	192.7	68.2
Total	$664.7	$126.1	$588.1	$93.7
Repossessed assets and OREO(4)	9.1		7.9
Total non-performing assets	$673.8		$596.0
Commercial loans past due 90 days or more accruing	$62.5		$92.5
Consumer loans past due 90 days or more accruing	10.6		11.3
Total accruing loans past due 90 days or more(5)	$73.1		$103.8
(1)	Accrued interest that was reversed when the loan went to non-accrual status was $1.3 million and $6.2 million at March 31, 2021 and December 31, 2020, respectively.
(2)	Includes loans that have been charged-off to their net realizable value and loans where the collateral or enterprise value exceeds the expected pay off value.
(3)

Factored receivables within our Commercial Finance division do not accrue interest and therefore are not considered within non-accrual loan balances; however factored receivables are considered for credit provisioning purposes. Loans that are 90 or more days past due guaranteed by government agencies are not placed on non-accrual status.

(4)	Balances consist mostly of single-family residential OREO.
(5)	Balance as of March 31, 2021 and December 31, 2020 includes $26 million and $65 million, respectively, of loans that have or had COVID-19 related deferments (i.e. active deferment or exited).

Payments received on non-accrual loans are generally applied first against outstanding principal, though in certain instances where the remaining recorded investment is deemed fully collectible, interest income is recognized on a cash basis. Interest recorded on non-accrual loans was $0.8 million and $2.2 million at March 31, 2021 and December 31, 2020, respectively.

Loans are in the process of foreclosure when repayment is expected to be provided substantially through the sale of the underlying real estate and the borrower is experiencing financial difficulty. The table below summarizes the residential mortgage loans in the process of foreclosure. Consistent with the government agency guidance, CIT has suspended residential property foreclosures and evictions until at least June 30, 2021 to single family homeowners due to the COVID-19 pandemic.

Loans in Process of Foreclosure (dollars in millions)

	March 31,	December 31,
	2021	2020
Loans in process of foreclosure	$11.6	$22.9

Troubled Debt Restructuring

The Company periodically modifies the terms of loans in response to borrowers’ difficulties. Modifications that include a financial concession to the borrower are accounted for as TDRs. A restructuring of a debt constitutes a TDR for purposes of ASC 310-40 when CIT, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. A concession may be either by agreement between CIT and the debtor or imposed by law or a court of law. See Note 1 – Business and Summary of Significant Accounting Policies in the Company's 2020 Form 10-K for discussion of policies on TDRs.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents recorded investment of TDRs, excluding those within a trial modification period of $1.6 million at March 31, 2021 and $4.5 million at December 31, 2020:

TDRs (dollars in millions)

	March 31, 2021		December 31, 2020
	Recorded Investment	% Total TDR	Recorded Investment	% Total TDR
Commercial Banking	$85.2	78%	$109.8	82%
Consumer Banking	24.1	22%	24.6	18%
Total	$109.3	100%	$134.4	100%
Percent non-accrual	82%		73%

Modifications that are TDRs (dollars in millions)

	Quarters Ended March 31,
	2021	2020
Recorded investment related to modifications qualifying as TDRs that occurred during the quarters	$12.6	$51.4
Recorded investment at the time of default of TDRs that experienced a payment default (payment default is one missed payment) during the quarters and for which the payment default occurred within one year of the modification	$6.7	$0.7

There were $9.2 million and $28.3 million of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs as of March 31, 2021 and December 31, 2020, respectively.

Modifications qualifying as TDRs based upon recorded investment at March 31, 2021, were comprised of payment deferrals (52%) and covenant relief and/or other (48%). At December 31, 2020, TDR recorded investment was comprised of payment deferrals (40%) and covenant relief and/or other (60%). The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is presented below. The overall nature of modification programs were comparable in the prior periods.

▪

Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications is not significant given the moderate length of deferral periods.

▪

Interest rate reductions result in lower amounts of interest being charged to the customer but are a relatively small part of the Company’s restructuring programs. The weighted average change in interest rates for all TDRs occurring during the quarters ended March 31, 2021 and 2020 were not significant.

▪

Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during quarters ended March 31, 2021 and 2020 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs.

The other elements of the Company’s modification programs that are not TDRs do not have a significant impact on financial results given their relative size or do not have a direct financial impact, as in the case of covenant changes.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 — ALLOWANCE FOR CREDIT LOSSES

The ACL and the allowance for off-balance sheet credit exposures are reported on the Condensed Consolidated Balance Sheets in the allowance for credit losses and in other liabilities, respectively. Provision for credit losses related to the loans and leases portfolio and the off-balance sheet credit exposures are reported in the Consolidated Statements of Operations as provision for credit losses.

Allowance for Credit Losses and Recorded Investment in Loans (dollars in millions)

	Quarter Ended March 31, 2021			Quarter Ended March 31, 2020
	Commercial Banking	Consumer Banking	Total	Commercial Banking	Consumer Banking	Total
Balance - beginning of period	$933.7	$130.1	$1,063.8	$460.4	$22.2	$482.6
CECL adoption(1)	-	-	-	74.7	148.9	223.6
Provision for credit losses(2)	(104.5)	(12.9)	(117.4)	508.9	5.0	513.9
The initial ACL recognized on PCD assets(3)	-	-	-	18.8	1.4	20.2
Other(4)	9.7	(0.5)	9.2	(73.4)	(2.2)	(75.6)
Gross charge-offs	(25.8)	(3.1)	(28.9)	(60.8)	(2.2)	(63.0)
Recoveries	15.0	0.6	15.6	9.0	0.4	9.4
Balance - end of period	$828.1	$114.2	$942.3	$937.6	$173.5	$1,111.1

	March 31, 2021			December 31, 2020
	Commercial Banking	Consumer Banking	Total	Commercial Banking	Consumer Banking	Total
Allowance Balance
Loans individually evaluated for impairment	$109.1	$4.4	$113.5	$100.8	$5.5	$106.3
Loans collectively evaluated for impairment	719.0	109.8	828.8	832.9	124.6	957.5
Allowance for credit losses	828.1	114.2	942.3	933.7	130.1	1,063.8
Allowance for off-balance sheet credit exposures	$67.1	$1.5	$68.6	$76.8	$1.5	$78.3
Loans
Loans individually evaluated for impairment	$397.1	$104.3	$501.4	$346.3	$86.4	$432.7
Loans collectively evaluated for impairment	27,676.6	6,779.5	34,456.1	28,290.2	7,421.7	35,711.9
Ending balance	$28,073.7	$6,883.8	$34,957.5	$28,636.5	$7,508.1	$36,144.6
Percent of loans to total loans	80.3%	19.7%	100.0%	79.2%	20.8%	100.0%
(1)	CECL adoption was before the MOB Acquisition.
(2)

Included in the provision for credit losses was $(9.7) million and $75.1 million for the quarters ended March 31,2021 and March 31, 2020, respectively, related to the provision for off-balance sheet credit exposures, which is not part of the ACL and is offset in the “Other” line.

(3)

In connection with the MOB Acquisition, the initial ACL recognized on PCD assets was $58.8 million, of which $38.6 million was charged-off for loans that had been written-off prior to acquisition (whether full or partial) or which met CIT’s charge-off policy at the time of acquisition. After considering loans that were immediately charged-off upon acquisition, the net impact was $20.2 million of additional PCD reserves on January 1, 2020.

(4)

“Other” primarily includes provision changes related to off balance sheet credit exposures, which represents credit cost related to off-balance sheet credit exposures, deferred purchase agreements (“DPA’s”), and letters of credit. The allowance related to this exposure is included in other liabilities.

The ACL was $942.3 million as of March 31, 2021, compared to $1,063.8 million at December 31, 2020. The lower ACL balance resulted in a benefit for credit losses of $117.4 million for the quarter ended March 31, 2021, compared to a provision of $513.9 million for the quarter ended March 31, 2020. The decrease in the ACL and the provision compared to the prior year periods reflects lower loan balances and an ACL release largely due to the improvement in the macroeconomic scenario forecasts and credit loss trends. The year-ago ACL and provision reflected an initial estimated impact of the COVID-19 pandemic and the expected impact on the market environment across our portfolio, along with the adoption of the CECL standard and the impact of the MOB Acquisition on January 1, 2020.

The allowance for off-balance sheet credit exposures decreased from $78.3 million at December 31, 2020 to $68.6 million at March 31, 2021, primarily due to improvement in the macroeconomic forecast compared to the prior quarter.

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

Supplemental Lease Balance Sheet Information (dollars in millions)

	March 31,	December 31,
	2021	2020
ROU assets	$193.5	$198.8
Lease liabilities	241.8	249.9

Supplemental Cash Flow Information (dollars in millions)

	Quarters Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$13.7	$13.9
ROU assets obtained in exchange for new lease liabilities	3.8	5.6

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

The table that follows presents lease income related to the Company’s operating and finance leases:

Lease Income (dollars in millions)

	Quarters Ended March 31,
	2021	2020
Lease income – Operating leases	$179.1	$197.8
Variable lease income – Operating leases (1)	15.6	12.0
Rental income on operating leases	194.7	209.8
Interest income - Sales type and direct financing leases	44.1	43.7
Variable lease income included in Other non-interest income (2)	10.7	10.9
Leveraged lease income	3.3	2.6
Total lease income	$252.8	$267.0

(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.

(2)     Includes revenue related to insurance coverage on Business Capital leased equipment of $6.6 million and $6.3 million for the quarters ended March 31, 2021 and 2020, respectively, as well as leased equipment property tax reimbursements due from customers of $4.1 million and $4.6 million for the quarters ended March 31, 2021 and 2020, respectively.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6 — INVESTMENT SECURITIES

Investment securities include debt and equity securities. See Note 1 — Business and Summary of Significant Accounting Policies in the Company’s 2020 Form 10-K for information on accounting for investment securities. The following table presents carrying value of investment securities.

Carrying Value of Investment Securities (dollars in millions)

	March 31,	December 31,
	2021	2020
Available-for-sale Securities
Debt securities	$4,739.3	$6,673.5
Non-marketable securities(1)	198.6	215.5
Total investment securities	$4,937.9	$6,889.0
(1)

Non-marketable securities include restricted stock of the FRB and FHLB carried at cost of $164.8 million and $181.7 million at March 31, 2021 and December 31, 2020, respectively. The remaining non-marketable securities without readily determinable fair values measured under the measurement exception totaled $33.8 million and $33.8 million at March 31, 2021 and December 31, 2020, respectively.

Accrued interest receivables on debt securities totaled $6.8 million and $13.7 million as of March 31, 2021 and December 31, 2020, respectively, and were included in other assets on the Consolidated Balance Sheet.

The Company had $5.2 billion and $3.8 billion of interest-bearing cash at banks at March 31, 2021 and December 31, 2020, respectively, which are cash and cash equivalents and presented separately on the balance sheet.

The following table presents interest and dividends on investments and interest-bearing cash.

Interest and Dividend Income (dollars in millions)

	Quarters Ended March 31,
	2021	2020
Interest income - debt securities(1)	$21.1	$39.2
Interest income - interest-bearing cash	1.3	5.6
Dividends - equity securities	1.7	1.2
Total interest and dividends	$24.1	$46.0

(1)	Includes interest income on securities purchased under agreement to resell and insignificant amounts of non-taxable interest income.

The following table presents proceeds and realized gains (losses) from sales of debt securities AFS for the quarters ended March 31, 2021 and 2020, respectively. The current quarter activity included the impact of management’s strategic decision to monetize gains on certain AFS securities (primarily mortgage-backed securities (“MBS”)) previously included in accumulated other comprehensive income (“AOCI”). See Changes in Accumulated Other Comprehensive Income (Loss) by Component table in Note 11 – Stockholders’ Equity.

Realized Gains (Losses) and Proceeds from Sales of Debt Securities AFS (dollars in millions)

	Quarters Ended March 31,
	2021	2020
Proceeds from sales of debt securities AFS	$2,476.7	$2,000.5
Gross realized gains	$104.7	$14.0
Gross realized losses	—	(1.5)
Net realized gains on sales of securities available-for-sale	$104.7	$12.5

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents amortized cost and fair value of securities AFS.

Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency – Residential	$1,106.0	$3.6	$(22.2)	$1,087.4
U.S. government/sponsored agency – Commercial	1,492.4	4.0	(24.2)	1,472.2
U.S. government/sponsored agency obligations	1,419.3	—	(43.2)	1,376.1
U.S. Treasury securities	505.9	—	(23.2)	482.7
Supranational securities	330.1	—	(20.0)	310.1
Agency asset-backed securities	1.6	—	—	1.6
Corporate bonds - foreign	9.2	—	—	9.2
Total debt securities AFS	$4,864.5	$7.6	$(132.8)	$4,739.3

December 31, 2020
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency – Residential	$2,503.4	$76.5	$(0.1)	$2,579.8
U.S. government/sponsored agency – Commercial	1,725.0	56.3	(0.5)	1,780.8
U.S. government/sponsored agency obligations	1,474.2	0.5	(3.9)	1,470.8
U.S. Treasury securities	505.9	—	(3.2)	502.7
Supranational securities	330.2	0.2	(2.9)	327.5
Agency asset-backed securities	1.5	0.1	—	1.6
Corporate bonds - foreign	10.3	—	—	10.3
Total debt securities AFS	$6,550.5	$133.6	$(10.6)	$6,673.5
(1)	The amortized cost is net of the ACL. There was no ACL relating to debt securities as of March 31, 2021 and December 31, 2020.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the debt securities AFS by contractual maturity dates.

Maturities - Debt Securities AFS (dollars in millions)

	March 31, 2021
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government/sponsored agency – Residential
After 5 through 10 years	$0.1	$0.1	7.88%
After 10 years	1,105.9	1,087.3	1.68%
Total	1,106.0	1,087.4	1.68%
Mortgage-backed securities — U.S. government/sponsored agency – Commercial
After 1 through 5 years	3.4	3.5	3.00%
After 5 through 10 years	81.3	81.9	2.38%
After 10 years	1,407.7	1,386.8	1.46%
Total	1,492.4	1,472.2	1.51%
U.S. government/sponsored agency obligations
After 1 through 5 years	191.4	189.4	0.51%
After 5 through 10 years	1,227.9	1,186.7	1.09%
Total	1,419.3	1,376.1	1.01%
U.S. Treasury securities
1 year or less	12.8	12.8	0.23%
After 1 through 5 years	99.9	97.8	0.27%
After 5 through 10 years	393.2	372.1	0.50%
Total	505.9	482.7	0.45%
Supranational securities
1 year or less	20.4	20.4	0.15%
After 1 through 5 years	56.9	55.9	0.47%
After 5 through 10 years	252.8	233.8	0.85%
Total	330.1	310.1	0.74%
Agency asset-backed securities
After 10 years	1.6	1.6	2.25%
Total	1.6	1.6	2.25%
Corporate bonds — foreign
1 year or less	9.2	9.2	6.03%
Total	9.2	9.2	6.03%
Total debt securities AFS	$4,864.5	$4,739.3	1.25%

At March 31, 2021 and December 31, 2020, certain securities AFS were in unrealized loss positions. The following table summarizes by investment category the gross unrealized losses, respective fair value and length of time that those securities have been in a continuous unrealized loss position for which an ACL has not been recorded.

Gross Unrealized Loss (dollars in millions)

	March 31, 2021
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency - Residential	$687.9	$(22.2)	$—	$—
U.S. government/sponsored agency - Commercial	1,119.5	(24.2)	—	—
U.S. government/sponsored agency obligations	1,326.1	(43.2)	—	—
U.S. Treasury securities	471.3	(23.2)	—	—
Supranational securities	310.1	(20.0)	—	—
Total debt securities AFS	$3,914.9	$(132.8)	$—	$—

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Gross Unrealized Loss - continued (dollars in millions)

	December 31, 2020
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency - Residential	$39.3	$(0.1)	$—	$—
U.S. government/sponsored agency - Commercial	267.3	(0.5)	—	—
U.S. government/sponsored agency obligations	628.5	(3.9)	—	—
U.S. Treasury securities	489.9	(3.2)	—	—
Supranational securities	245.4	(2.9)	—	—
Total debt securities AFS	$1,670.4	$(10.6)	$—	$—

Impairment of Investment Securities

There was an insignificant impairment loss on debt securities AFS for the quarter ended March 31, 2021. There were no impairment losses recognized for the quarter ended March 31, 2020.

There were no adjustments for non-marketable securities without readily determinable fair values measured under the measurement alternative for the quarters ended March 31, 2021 and 2020.

There was no ACL relating to investment securities as of March 31, 2021 and December 31, 2020.

There were insignificant unrealized gain and losses on non-marketable securities as of March 31, 2021 and December 31, 2020.

Pledged Securities

Securities with a carrying value of $870.3 million and $1,926.2 million were pledged as of March 31, 2021 and December 31, 2020, respectively, to secure public funds in CIT Bank, FHLB financing availability, derivative contracts, and for other purposes as required or permitted by law.

NOTE 7 — VARIABLE INTEREST ENTITIES

Variable Interest Entities (“VIE”)

Described below are the results of the Company’s assessment of its variable interests in order to determine its current status with regard to being the VIE primary beneficiary (“PB”). See Note 1 — Business and Summary of Significant Accounting Policies in the 2020 Form 10-K for additional information on accounting for VIEs.

Consolidated VIEs

At March 31, 2021 and December 31, 2020, there were no consolidated VIEs.

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

Unconsolidated VIEs Carrying Value (dollars in millions)

	March 31, 2021		December 31, 2020
	Securities	Partnership Investment	Securities	Partnership Investment
Agency securities	$2,561.3	$—	$4,362.2	$—
Tax credit equity investments	—	317.9	—	311.5
Equity investments	—	116.2	—	111.9
Total Assets	$2,561.3	$434.1	$4,362.2	$423.4
Commitments to tax credit investments(1)	$—	$166.8	$—	$168.3
Total Liabilities	$—	$166.8	$—	$168.3
Maximum loss exposure	$2,561.3	$434.1	$4,362.2	$423.4
(1)

Represents commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand and are recorded in other liabilities.

NOTE 8 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	March 31, 2021			December 31, 2020
	CIT Group Inc.	Subsidiaries	Total	Total
Unsecured borrowings:
Senior	$3,424.0	$313.1	$3,737.1	$4,236.3
Subordinated notes	495.0	-	495.0	494.9
Secured borrowings:
FHLB advances	-	600.0	600.0	1,100.0
Other secured and structured financings	-	7.6	7.6	6.1
Total borrowings	$3,919.0	$920.7	$4,839.7	$5,837.3

Unsecured Borrowings

Revolving Credit Facility

The Revolving Credit Facility had a total commitment amount of $300 million at March 31, 2021 and December 31, 2020. The facility has a final maturity date of November 1, 2021, and a Tier 1 capital ratio requirement of 8.5%, and the applicable margin charged under the facility is 1.75% for LIBOR Rate loans and 0.75% for Base Rate loans.

At March 31, 2021, the Revolving Credit Facility was unsecured and guaranteed by three of the Company’s domestic operating subsidiaries. In addition, the applicable required minimum guarantor asset coverage ratio ranges from 1.0:1.0 to 1.5:1.0 based on CIT’s credit ratings and was 1.25:1.00 at March 31, 2021.

The Revolving Credit Facility may be drawn, prepaid and redrawn at the option of CIT. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty. The $300 million total commitment amount consists of a $200 million revolving loan tranche and a $100 million revolving loan tranche that can also be utilized for issuance of letters of credit. At March 31, 2021, approximately $24 million was utilized for CIT’s issuances of letters of credit.

Senior Unsecured Notes

On February 9, 2021, we redeemed all of the aggregate principal amount ($500 million) of outstanding 4.125% Senior Notes due March 2021 at par. There were no other significant changes from December 31, 2020. See Note 10 – Borrowings in the 2020 Form 10-K.

Subordinated Unsecured Notes

The principal amounts and maturity dates of the subordinated unsecured notes remained unchanged from December 31, 2020. See Note 10 – Borrowings in the 2020 Form 10-K.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Secured Borrowings

At March 31, 2021, the Company had pledged $12.7 billion of assets to several financing facilities (including collateral for the FRB discount window that is currently not drawn) which included $11.9 billion of loans and $0.8 billion of investment securities. Under the FHLB Facility, CIT Bank, N.A. may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that CIT Bank, N.A. is in compliance with the collateral maintenance requirement immediately following such disposition and all other requirements of the facility at the time of such disposition.

FHLB Advances

The following table presents the FHLB balances as of March 31, 2021 and December 31, 2020.

FHLB Balances (dollars in millions)

				December 31,
	March 31, 2021			2020
	Lending Assets	High Quality Liquid Securities	Total	Total
Total borrowing capacity	$5,295.6	$743.4	$6,039.0	$7,175.3
Less:
Advances	(600.0)	—	(600.0)	(1,100.0)
Available capacity	$4,695.6	$743.4	$5,439.0	$6,075.3
Pledged assets (1)	$6,843.9	$775.1	$7,619.0	$8,868.0
Weighted Average Rate			0.34%	0.82%
(1)	December 31, 2020 pledged assets included $1,784.4 million of HQL securities.

Other Secured and Structured Financings

Other secured (other than FHLB) and structured financings of CIT-owned subsidiaries totaled $7.6 million and $6.1 million at March 31, 2021 and December 31, 2020, respectively. Pledged assets related to these financings totaled $2,175.5 million and $2,486.4 million at March 31, 2021 and December 31, 2020, respectively. The outstanding secured and structured financings as of March 31, 2021 had a weighted average rate of 4.36%, compared to a weighted average rate of 4.39% at December 31, 2020.

FRB

There were no outstanding borrowings with the FRB Discount Window at March 31, 2021 and December 31, 2020.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS

See Derivative Financial Instruments and Recent Accounting Pronouncements sections in Note 1 — Business and Summary of Significant Accounting Policies in the Company’s 2020 Form 10-K for a description of the Company’s derivative products and transaction policies.

On October 23, 2020, the International Swaps and Derivatives Association (“ISDA”) published the Interbank offered rate (“IBOR”) Fallbacks Supplement and IBOR Fallbacks Protocol, effective January 25, 2021. The supplement incorporates the fallbacks into new covered IBOR derivatives referencing the 2006 ISDA Definitions unless the parties specifically agree to exclude them. Supervisory authorities encourage all market participants to adhere to the protocol. CIT Bank adhered to the protocol beginning in January 2021.

The following table presents notional amount and fair value of derivative financial instruments on a gross basis.

Notional Amount and Fair Value of Derivative Financial Instruments (dollars in millions)

	March 31, 2021			December 31, 2020
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments (Qualifying hedges)
Foreign exchange contracts	$27.5	$0.3	$-	$33.9	$-	$(0.3)
Interest rate contracts(1)(3)	-	-	-	500.0	-	-
Total derivatives designated as hedging instruments	27.5	0.3	-	533.9	-	(0.3)
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts(1)(3)	21,490.7	274.1	(96.5)	21,192.9	429.6	(72.2)
Foreign exchange contracts	261.4	3.5	(2.8)	247.8	1.7	(6.0)
Other contracts(2)	890.9	0.2	(0.6)	875.8	0.3	(0.7)
Total derivatives not designated as hedging instruments	22,643.0	277.8	(99.9)	22,316.5	431.6	(78.9)
Gross derivatives fair values presented in the Consolidated Balance Sheets	$22,670.5	$278.1	$(99.9)	$22,850.4	$431.6	$(79.2)
Less: Gross amounts offset in the Consolidated Balance Sheets		-	-		-	-
Net amount presented in the Consolidated Balance Sheet		278.1	(99.9)		431.6	(79.2)
Less: Amounts subject to master netting agreements(4)		(11.4)	11.4		(4.7)	4.7
Less: Cash collateral pledged (received) subject to master netting agreements(5)		(0.9)	23.7		-	42.9
Total net derivative fair value		$265.8	$(64.8)		$426.9	$(31.6)
(1)	Fair value balances include accrued interest.
(2)	Other derivative contracts not designated as hedging instruments include risk participation agreements.
(3)

The Company accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market”. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. Gross amounts of recognized assets and liabilities were lowered by $65.9 million and $205.7 million, respectively at March 31, 2021 and $20.5 million and $339.9 million, respectively at December 31, 2020.

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

Qualifying Hedges

CIT enters into interest rate swap agreements to manage interest rate exposure on its fixed-rate borrowings. The agreements that qualify for hedge accounting are designated as fair value hedges. The following table represents gains (losses) of fair value hedges recognized as interest expense on the condensed consolidated statements of operations.

Gains (Losses) on Qualifying Hedges (dollars in millions)

	Quarters Ended March 31,
	2021	2020
Recognized on derivatives(1)	$(1.1)	$6.1
Recognized on hedged item	1.1	(6.1)
Net recognized on fair value hedges (No ineffectiveness)	$-	$-

(1) Gains (losses) exclude amounts related to interest settlements on derivatives.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the carrying value of hedged items and associated cumulative hedging adjustment related to fair value hedges.

Cumulative Fair Value Hedging Adjustments (dollars in millions)

		Cumulative Fair Value Hedging Adjustment Included in the Carrying Value of Hedged Items
	Carrying Value of Hedged Items(1)	Currently Designated	No Longer Designated
March 31, 2021
Long-term debt	$784.1	$-	$1.6
December 31, 2020
Long-term debt	$1,534.4	$1.1	$1.8

(1)	Carrying value includes $784.1 million and $1,033.9 million of carrying value of hedged items no longer designated as of March 31, 2021 and December 31, 2020, respectively.

The following table presents the pre-tax net gains recorded in the condensed consolidated statements of operations and in the condensed consolidated statements of comprehensive income (loss) relating to derivatives designated as net investment hedges.

Pre-tax Net Gains Relating to Derivatives Designated as Net Investment Hedges (dollars in millions)

Amounts
	Amounts	Recorded in Other
	Reclassified from	Comprehensive	Total Change in
	AOCI to Income	Income	AOCI for Period
Contract Type
Quarter Ended March 31, 2021
Foreign currency forward contracts - net investment hedges	$-	$-	$-
Quarter Ended March 31, 2020
Foreign currency forward contracts - net investment hedges	$-	$1.1	$1.1

Non-Qualifying Hedges

The following table presents gains (losses) of non-qualifying hedges recognized as other non-interest income on the condensed consolidated statements of operations.

Gains (Losses) on Non-Qualifying Hedges (dollars in millions)

	Quarters Ended March 31,
	2021	2020
Interest rate contracts	$6.6	$-
Foreign currency forward contracts	3.5	10.9
Other contracts	(0.2)	(2.4)
Total non-qualifying hedges - income statement impact	$9.9	$8.5

NOTE 10 — FAIR VALUE

Fair Value Hierarchy

The Company measures certain financial assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP also establishes a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three levels. See Note 1 — Business and Summary of Significant Accounting Policies in the Company's 2020 Form 10-K for a description of its valuation process for assets and liabilities measured at fair value and the fair value hierarchy.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s assets and liabilities measured at estimated fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
March 31, 2021
Assets
U.S. government/sponsored agency – Residential MBS	$1,087.4	$—	$1,087.4	$—
U.S. government/sponsored agency – Commercial MBS	1,472.2	—	1,472.2	—
U.S. government/sponsored agency obligations	1,376.1	—	1,376.1	—
U.S. Treasury securities	482.7	7.8	474.9	—
Supranational securities	310.1	—	310.1	—
Other securities	10.8	—	1.6	9.2
Total debt securities AFS	4,739.3	7.8	4,722.3	9.2

Interest rate contracts — non-qualifying hedges	274.1	—	273.5	0.6
Other derivative — non-qualifying hedges	3.7	—	3.5	0.2
Total derivative assets at fair value — non-qualifying hedges(1)	277.8	—	277.0	0.8
Foreign currency forward contracts — net investment qualifying hedges	0.3	—	0.3	—
Total Derivative assets at fair value — qualifying hedges(1)	0.3	—	0.3	—
Total	$5,017.4	$7.8	$4,999.6	$10.0
Liabilities
Interest rate contracts — non-qualifying hedges	$(96.5)	$—	$(96.5)	$—
Other derivative— non-qualifying hedges	(3.4)	—	(2.8)	(0.6)
Total derivative liabilities at fair value — non-qualifying hedges(1)	(99.9)	—	(99.3)	(0.6)
Total	$(99.9)	$—	$(99.3)	$(0.6)
December 31, 2020
Assets
U.S. government/sponsored agency – Residential MBS	$2,579.8	$—	$2,579.8	$—
U.S. government/sponsored agency – Commercial MBS	1,780.8	—	1,780.8	—
U.S. government/sponsored agency obligations	1,470.8	—	1,470.8	—
U.S. Treasury securities	502.7	7.8	494.9	—
Supranational securities	327.5	—	327.5	—
Other securities	11.9	—	1.6	10.3
Total debt securities AFS	6,673.5	7.8	6,655.4	10.3

Interest rate contracts — non-qualifying hedges	429.6	—	428.1	1.5
Other derivative — non-qualifying hedges	2.0	—	1.7	0.3
Total derivative assets at fair value — non-qualifying hedges(1)	431.6	—	429.8	1.8
Total	$7,105.1	$7.8	$7,085.2	$12.1
Liabilities
Interest rate contracts — non-qualifying hedges	$(72.2)	$—	$(72.2)	$—
Other derivative— non-qualifying hedges	(6.7)	—	(6.0)	(0.7)
Total derivative liabilities at fair value — non-qualifying hedges(1)	(78.9)	—	(78.2)	(0.7)
Foreign currency forward contracts — net investment qualifying hedges	(0.3)	—	(0.3)	—
Total derivative liabilities at fair value — qualifying hedges	(0.3)	—	(0.3)	—
Total	$(79.2)	$—	$(78.5)	$(0.7)
(1)	Derivative fair values include accrued interest.

The methods and assumptions used to estimate the fair value of each class of financial instruments measured at fair value on a recurring basis are as follows:

Debt securities AFS — Investments in U.S. government agency and sponsored agency guaranteed mortgage-backed securities, U.S. government agency and sponsored agency obligations, U.S. Treasury securities and supranational securities were valued using Level 2 inputs. The market for certain corporate bonds is not active, therefore the estimated fair value was determined using a discounted cash flow technique or other appropriate techniques. Given the lack of observable market data, the estimated fair value of the corporate bonds was classified as Level 3.

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

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
March 31, 2021
Assets
Debt Securities — AFS	$9.2	Third party bid	Price	$0.81	$0.81
Derivative assets — non qualifying	0.8	Internal valuation model	Borrower Rate	2.0% - 3.8%	2.8%
Total Assets	$10.0
Liabilities
Derivative liabilities — non-qualifying	$(0.6)	Internal valuation model
Total Liabilities	$(0.6)
December 31, 2020
Assets
Debt Securities — AFS	$10.3	Discounted cash flow	Discount Rate	8.5% - 10.4%	9.5%
Derivative assets — non qualifying	1.8	Internal valuation model	Borrower Rate	1.9% - 3.6%	2.7%
Total Assets	$12.1
Liabilities
Derivative liabilities — non-qualifying	(0.7)	Internal valuation model
Total Liabilities	$(0.7)

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3).

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Derivative Assets- Non- Qualifying	Derivative Liabilities- Non- Qualifying	FDIC True-up Liability(1)
Balance as of December 31, 2020	$10.3	$1.8	$(0.7)	$—
Included in earnings	—	(1.0)	0.1	—
Included in comprehensive income	—	—	—	—
Maturity and settlements	(0.7)	—	—	—
Impairment	(0.4)	—	—	—
Balance as of March 31, 2021	$9.2	$0.8	$(0.6)	$—
Balance as of December 31, 2019	$67.1	$0.3	$(0.8)	$(68.8)
Included in earnings	—	1.2	(1.8)	(0.5)
Included in comprehensive income	(1.4)	—	—	—
Balance as of March 31, 2020	$65.7	$1.5	$(2.6)	$(69.3)
(1)

The FDIC True-up liability was recorded at estimated fair value as of the date of the OneWest transaction related to the FDIC-assisted transaction of La Jolla. The FDIC True-up liability was settled in April 2020.

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

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
At or for the Quarter Ended March 31, 2021
Assets held for sale	$10.1	$—	$10.1	$—	$(0.4)
Loans	47.4	—	—	47.4	(10.1)
Total	$57.5	$—	$10.1	$47.4	$(10.5)
At or for the Year Ended December 31, 2020
Assets held for sale	$701.6	$—	$—	$701.6	$(112.7)
Loans	106.4	—	—	106.4	$(55.6)
Mortgage servicing rights	4.3	—	—	4.3	(4.5)
ROU assets	4.4	—	—	4.4	(6.1)
Total	$816.7	$—	$—	$816.7	$(178.9)

The methods and assumptions used to estimate the fair value of each class of financial instruments measured at fair value on a non-recurring basis are as follows:

Assets Held for Sale — The fair value of Level 2 assets was primarily estimated based on the prices of recent trades of similar assets. The fair value of Level 3 assets was primarily valued under the income approach using the discounted cash flow model based on level 3 inputs including discount rate.

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

Note 5 – Leases in the Company's 2020 Form 10-K for details.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Instruments not Measured at Fair Value

The carrying values and estimated fair values of financial instruments not measured at fair value presented below exclude leases and certain other assets and liabilities, which were not required for disclosure.

Carrying Value and Fair Value of Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
March 31, 2021
Financial Assets
Cash and interest bearing deposits	$5,348.6	$5,348.6	$—	$—	$5,348.6
Assets held for sale (excluding leases)	756.6	—	39.1	730.6	769.7
Loans (excluding leases)(1)	31,796.7	—	1,329.6	31,373.6	32,703.2
Securities purchased under agreements to resell	75.0	—	75.0	—	75.0
Investment securities(2)	198.6	—	—	198.6	198.6
Financial Liabilities
Deposits(3)	(42,037.7)	—	—	(42,156.6)	(42,156.6)
Borrowings(3)	(4,868.8)	—	(5,274.2)	(9.1)	(5,283.3)
Credit balances of factoring clients	(1,471.1)	—	—	(1,471.1)	(1,471.1)
December 31, 2020
Financial Assets
Cash and interest bearing deposits	$4,011.7	$4,011.7	$—	$—	$4,011.7
Assets held for sale (excluding leases)	720.0	—	14.5	706.2	720.7
Loans (excluding leases)(1)	32,812.9	—	1,332.1	32,285.4	33,617.5
Securities purchased under agreement to resell	150.0	—	150.0	—	150.0
Investment securities(2)	215.5	—	—	215.5	215.5
Financial Liabilities
Deposits(3)	(43,086.0)	—	—	(43,224.0)	(43,224.0)
Borrowings(3)	(5,911.1)	—	(6,371.3)	(8.0)	(6,379.3)
Credit balances of factoring clients	(1,719.9)	—	—	(1,719.9)	(1,719.9)
(1)	Carrying value of loans (excluding leases) is net of the ACL.
(2)

Non-marketable securities carried at cost. See Assets and Liabilities Measured at Fair Value on a Recurring Basis in this note above for debt securities AFS and securities carried at fair value with changes recorded in net income.

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

NOTE 11 — STOCKHOLDERS' EQUITY

A roll forward of common stock activity is presented in the following table.

Number of Shares of Common Stock

	Issued	Less Treasury	Outstanding
Common stock - December 31, 2020	163,309,861	(64,700,466)	98,609,395
Restricted stock issued	695,888	-	695,888
Shares held to cover taxes on vesting restricted shares and other	-	(259,340)	(259,340)
Employee stock purchase plan participation	20,318	-	20,318
Common stock - March 31, 2021	164,026,067	(64,959,806)	99,066,261

Accumulated Other Comprehensive Income (Loss) ("AOCI")

The following table details the components of AOCI, net of tax:

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	March 31, 2021			December 31, 2020
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(2.7)	$(6.5)	$(9.2)	$(2.6)	$(6.5)	$(9.1)
Changes in benefit plans net loss and prior service (cost)/credit	(42.1)	(3.7)	(45.8)	(42.5)	(3.6)	(46.1)
Net (loss) gains on securities AFS	(125.2)	32.0	(93.2)	123.0	(32.1)	90.9
Total accumulated other comprehensive (loss) income	$(170.0)	$21.8	$(148.2)	$77.9	$(42.2)	$35.7

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (dollars in millions)

		Changes in
		benefit plan
	Foreign	net gain (loss)	Unrealized net
	currency	and prior	gains (losses)
	translation	service (cost)	on AFS
	adjustments	credit	securities	Total AOCI
Balance as of December 31, 2020	$(9.1)	$(46.1)	$90.9	$35.7
AOCI activity before reclassifications	(0.1)	-	(106.4)	(106.5)
Amounts reclassified from AOCI	-	0.3	(77.7)	(77.4)
Net current period AOCI	(0.1)	0.3	(184.1)	(183.9)
Balance as of March 31, 2021	$(9.2)	$(45.8)	$(93.2)	$(148.2)

Balance as of December 31, 2019	$(9.1)	$(52.6)	$9.6	$(52.1)
AOCI activity before reclassifications	(0.9)	2.6	126.3	128.0
Amounts reclassified from AOCI	-	0.2	(9.3)	(9.1)
Net current period AOCI	(0.9)	2.8	117.0	118.9
Balance as of March 31, 2020	$(10.0)	$(49.8)	$126.6	$66.8

Other Comprehensive Income

The amounts included in the Condensed Consolidated Statements of Comprehensive Income (Loss) are net of income taxes. The following table presents the pretax and after-tax components of other comprehensive income.

Before- and After-Tax components of OCI (dollars in millions)

Quarters Ended March 31,	2021			2020
							Income
	Gross		Net	Gross		Net	Statement
	Amount	Tax	Amount	Amount	Tax	Amount	Line Item
Foreign currency translation adjustments losses
AOCI activity before reclassification	$(0.1)	$-	$(0.1)	$(0.6)	$(0.3)	$(0.9)
Net Change	(0.1)	-	(0.1)	(0.6)	(0.3)	(0.9)

Changes in benefit plan net gain (loss) and prior service (cost) credit losses
AOCI activity before reclassification	-	-	-	3.6	(1.0)	2.6
Reclassifications out of AOCI	0.4	(0.1)	0.3	0.2	-	0.2	Operating expenses
Net Change	0.4	(0.1)	0.3	3.8	(1.0)	2.8

Unrealized net (losses) gains on securities AFS
AOCI activity before reclassification	(143.5)	37.1	(106.4)	169.7	(43.4)	126.3
Reclassifications out of AOCI	(104.7)	27.0	(77.7)	(12.5)	3.2	(9.3)	Other non- interest income
Net Change	(248.2)	64.1	(184.1)	157.2	(40.2)	117.0
Net current period OCI	$(247.9)	$64.0	$(183.9)	$160.4	$(41.5)	$118.9

NOTE 12 — INCOME TAXES

The Company’s global effective income tax rate was 24.1% and 10.4% for the quarters ended March 31, 2021 and 2020, respectively. The 24.1% rate is primarily due to the impact of higher pre-tax book income on permanent adjustments, the release of reserves relating to uncertain tax benefits due to the statute of limitation expiring in a foreign jurisdiction and the completion of a tax audit examination.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The quarterly income tax expense is based on a projection of the Company’s annual effective tax rate. This annual effective tax rate is applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The effective tax rate each period is also impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to the valuation allowances, and discrete items. The currently forecasted effective tax rate may vary from the actual year-end 2021 effective tax rate due to the changes in these factors.

Uncertain Tax Benefits

The Company recognizes tax benefits when it is more likely than not that the position will prevail, based solely on the technical merits under the tax law of the relevant jurisdiction. The Company recognizes the tax benefit if the position meets this recognition threshold determined based on the largest amount of the benefit that is more than likely to be realized.

NOTE 13 — COMMITMENTS

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

Commitments (dollars in millions)

	March 31, 2021			December 31, 2020
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets (excluding leases)	$2,773.0	$4,574.7	$7,347.7	$7,708.3
Letters of credit
Standby letters of credit	28.7	242.7	271.4	259.6
Other letters of credit	9.5	3.9	13.4	9.0
Deferred purchase agreements	1,894.1	—	1,894.1	1,929.4
Purchase and Funding Commitments
Lessor commitments(1)	$639.5	$—	$639.5	$628.3
(1)	CIT’s purchase and funding commitments relate to the equipment leasing businesses’ commitments to fund finance leases and operating leases, and Rail’s railcar manufacturer purchase commitments.

Financing Commitments

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At March 31, 2021, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking segment.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Purchase Agreements

A DPA is a guarantee provided in conjunction with factoring, whereby CIT provides a client with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, CIT is then required to purchase the receivable from the client, less any borrowings for such client. The outstanding amount in the table above, less $96.8 million and $157.9 million at March 31, 2021 and December 31, 2020, respectively, of borrowings for such clients, is the maximum amount that CIT would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring CIT to purchase all such receivables from the DPA clients.

The table above includes $1,743.0 million and $1,881.9 million of DPA credit protection at March 31, 2021 and December 31, 2020, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $151.0 million and $47.5 million available under DPA credit line agreements provided at March 31, 2021 and December 31, 2020, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $20 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of March 31, 2021. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

On October 21, 2016, CIT and CIT Bank were named as defendants in an existing lawsuit brought as a qui tam (i.e., whistleblower) action by a former OneWest employee on behalf of the U.S. government. The lawsuit asserts claims related to OneWest’s participation in the Home Affordable Modification Program (“HAMP”) administered by the United States Treasury Department, as well as Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insurance programs. On October 15, 2019, the plaintiff filed a second amended complaint in the United States District Court for the Eastern District of Texas alleging that, beginning in 2009, CIT (and its predecessor, OneWest) falsely certified its compliance with HAMP, submitted false claims for incentive payments for loan modifications, submitted false claims for FHA and VA insurance payments, and failed to self-report these violations. Plaintiff seeks the return of all U.S. government payments to CIT under the HAMP, FHA or VA programs. CIT has received approximately $93 million in servicer incentives under HAMP, and the government has paid more than $400 million in the aggregate in borrower, servicer, and investor incentives in connection with loans modified by OneWest or CIT under HAMP. The Department of Justice has declined to intervene in this case. The case is now in discovery. On February 12, 2021, CIT filed a motion to dismiss for lack of subject matter jurisdiction, which is still pending. An amended scheduling order was entered on February 25, 2021, which sets a final pre-trial conference for December 2, 2021. CIT is defending this litigation vigorously and believes that it has meritorious defenses.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15 — BUSINESS SEGMENT INFORMATION

Segment Profit (Loss) and Assets

Refer to Note 24 — Business Segment Information in our 2020 Form 10-K for detail on CIT’s business segments.

Segment Pre-tax Income (Loss) (dollars in millions)

	Commercial Banking	Consumer Banking	Corporate	Total CIT
Quarter Ended March 31, 2021
Interest income	$291.1	$74.0	$23.0	$388.1
Interest expense (benefit)	88.7	(19.7)	50.6	119.6
Provision for credit losses	(104.5)	(12.9)	-	(117.4)
Rental income on operating leases	194.7	-	-	194.7
Other non-interest income	91.7	26.5	111.7	229.9
Depreciation on operating lease equipment	84.7	-	-	84.7
Maintenance and other operating lease expenses	51.6	-	-	51.6
Operating expenses/loss on debt extinguishment and deposit redemption	186.9	79.5	7.7	274.1
Income before provision (benefit) for income taxes	$270.1	$53.6	$76.4	$400.1
Select Period End Balances
Total Assets	$37,018.4	$7,145.3	$11,885.4	$56,049.1
Loans	28,073.7	6,883.8	-	34,957.5
Credit balances of factoring clients	(1,471.1)	-	-	(1,471.1)
Assets held for sale	724.4	33.0	-	757.4
Operating lease equipment, net	7,733.4	-	-	7,733.4
Quarter Ended March 31, 2020
Interest income	$367.9	$101.6	$44.1	$513.6
Interest expense (benefit)	163.5	(10.1)	72.3	225.7
Provision for credit losses	508.9	5.0	-	513.9
Rental income on operating leases	209.8	-	-	209.8
Other non-interest income	87.3	14.0	29.3	130.6
Depreciation on operating lease equipment	78.3	-	-	78.3
Maintenance and other operating lease expenses	53.6	-	-	53.6
Goodwill impairment	301.5	43.2	-	344.7
Operating expenses/loss on debt extinguishment and deposit redemption	213.3	102.1	19.0	334.4
Loss before provision (benefit) for income taxes	$(654.1)	$(24.6)	$(17.9)	$(696.6)
Select Period End Balances
Total Assets	$38,588.9	$8,687.8	$11,660.0	$58,936.7
Loans	30,022.7	8,507.7	-	38,530.4
Credit balances of factoring clients	(1,023.7)	-	-	(1,023.7)
Assets held for sale	48.3	24.9	-	73.2
Operating lease equipment, net	7,488.1	-	-	7,488.1

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

Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk ("MD&A") contain financial terms that are relevant to our business, and a Glossary of select key terms is included in Item 1. Business Overview in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”).

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

On December 8, 2020, First Citizens and FCB filed applications with the FRB, FDIC, and the North Carolina Commissioner of Banking requesting approval of the proposed merger with CIT and CIT Bank. The applications are still under review by the various banking regulators. On February 9, 2021, CIT held a special meeting of shareholders, at which shareholders approved the adoption of the Merger Agreement. First Citizens also announced that on February 9, 2021, its shareholders approved the issuance of shares of its Class A common stock pursuant to the terms of the Merger Agreement.

The merger is anticipated to close mid-2021, subject to regulatory approval and the satisfaction of other customary closing conditions.

SUMMARY OF 2021 FINANCIAL RESULTS

See Credit Metrics for discussion on COVID-19 borrower relief arrangements.

The following table summarizes the Company’s results in accordance with U.S. GAAP as included in the Condensed Consolidated Statements of Operations for the quarters ended March 31, 2021 and 2020, and the quarter ended December 31, 2020. We similarly provide results that exclude noteworthy items, which are described and reconciled to GAAP in the Non-GAAP Financial Measurements section at the end of the MD&A. As explained further in the Non-GAAP Financial Measurements section, we exclude noteworthy items to reflect how management views the underlying performance of the business.

Results of Operations (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Net income (loss) available to common shareholders (GAAP)	$301.0	$(3.6)	$(628.1)
Noteworthy items	(56.4)	151.8	389.7
Net Income (loss) available to common shareholders, excluding noteworthy items (non-GAAP)	$244.6	$148.2	$(238.4)
Diluted income (loss) per common share
Net income (loss) available to common shareholders (GAAP)	$3.04	$(0.04)	$(6.40)
Noteworthy items	(0.57)	1.54	3.97
Net Income (loss) available to common shareholders, excluding noteworthy items (non-GAAP)	$2.47	$1.50	$(2.43)
Average number of common shares - diluted (thousands)	99,076	98,569	98,089

First quarter net income available to common shareholders was $301.0 million or $3.04 per diluted common share, which included significant gains on investment sales related to our strategic initiative to monetize unrealized gains within accumulated other comprehensive income (“AOCI”) and considered noteworthy. Excluding noteworthy items1 (see following table), first quarter income available to common shareholders was $244.6 million ($2.47), up from both prior periods, reflecting a net benefit in the provision for credit losses of $117 million ($0.90 per diluted common share) resulting from a low level of net charge-offs, and a net reserve release due to improving macroeconomic forecasts, improving credit loss trends and lower loan balances, and lower operating expenses, reflecting the recognition of the Mutual of Omaha Bank (MOB) cost synergies.

The loss in the year-ago quarter included noteworthy items consisting of a goodwill impairment charge, MOB merger and integration costs and MOB day 1 credit provision. Excluding noteworthy items, the loss to common shareholders primarily reflected a high provision for credit losses, including a build-up of the ACL related to the forecasted macroeconomic environment and adoption of CECL. The loss in the prior quarter was driven by a goodwill impairment charge plus several other noteworthy items. See Non-GAAP Financial Measurements for a listing of each noteworthy item and respective balance.

Financial results for the 2021 first quarter included the following noteworthy items:

•

$61.5 million (after-tax) ($0.62 per diluted common share) gain on sale of investment securities related to a strategic initiative to monetize unrealized gains within AOCI given market conditions. We also periodically sell investment securities in normal course and do not consider those gains as noteworthy.

•	$5.1 million (after-tax) ($0.05 per diluted common share) related to FCB merger costs.

The following table reflects the impact of noteworthy items on our GAAP results for the quarter ended March 31, 2021. See Non-GAAP Financial Measurements section.

Noteworthy Adjustments – After-tax (dollars in millions, except diluted per share amounts)

	Quarter Ended March 31, 2021
		Per Share
Net income available to common shareholders (GAAP)	$301.0	$3.04
Gains on sales of investment securities	(61.5)	(0.62)
FCB merger costs	5.1	0.05
Non-GAAP results	$244.6	$2.47

[1]	Net income (loss) to common shareholders excluding noteworthy items is a non-GAAP measure. See “Non-GAAP Financial Measurements” for a reconciliation of non-GAAP to GAAP financial information.

NET FINANCE REVENUE

Net interest revenue reflects our interest income less interest expense and is included as a line item on the Condensed Consolidated Statements of Operations. Net interest revenue was $268.5 million for the quarter ended March 31, 2021, down from $287.9 million in the year-ago quarter and $275.6 million in the prior quarter.

Key metrics used by management to measure the profitability of our earning assets are Net Finance Revenue (“NFR”)2 and Net Finance Margin2 ("NFM"). NFR is a non-GAAP measurement that includes net interest revenue (interest and fees on loans, interest on interest-bearing cash, and interest/dividends on investments less interest expense on deposits and borrowings) plus net operating lease revenue2 (rental income on operating lease equipment less depreciation on operating lease equipment and maintenance and other operating lease expenses). Due to the nature of our portfolio, which includes a higher proportion of operating lease equipment than most BHCs, certain financial measures commonly used by other BHCs, such as net interest income (“NII”), are not as meaningful for CIT. NII is not used because it includes the impact of debt costs of our operating lease assets but excludes the associated rental income.

NFM is NFR calculated as a percentage of average earning assets2 (“AEA”). NFM is used by management, instead of net interest margin (“NIM”), for the same reasons noted for NFR.

The consolidated financial statements include the effects of PAA accretion. Accretion and amortization of certain purchase accounting adjustments primarily impact interest income and interest expense and are summarized in a table in this section.

The following table presents the average balance sheet and related rates, along with NFR and NFM.

Average Balances and Annualized Rates(1) (dollars in millions)

	Quarters Ended
	March 31, 2021			December 31, 2020			March 31, 2020
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-bearing cash	$4,634.4	$1.3	0.11%	$6,243.6	$1.6	0.10%	$1,817.1	$5.6	1.23%
Investment securities and securities purchased under agreements to resell	6,144.3	22.8	1.48%	6,828.6	26.4	1.55%	7,957.9	40.4	2.03%
Loans (including held for sale)(2)(3)	34,592.3	364.0	4.21%	35,590.9	387.2	4.35%	36,493.6	467.6	5.13%
Total interest earning assets(2)(3)	45,371.0	388.1	3.42%	48,663.1	415.2	3.41%	46,268.6	513.6	4.44%
Operating lease equipment, net (including held for sale)(4)	7,831.2	58.4	2.98%	7,845.3	59.2	3.02%	7,416.1	77.9	4.20%
Average earning assets(2)(5)	53,202.2	446.5	3.36%	56,508.4	474.4	3.36%	53,684.7	591.5	4.41%
Non-interest earning assets
Cash and due from banks	180.1			162.6			228.1
Allowance for credit losses	(1,055.0)			(1,186.1)			(763.7)
All other non-interest bearing assets	3,420.1			3,524.3			3,552.0
Total assets	$55,747.4			$59,009.2			$56,701.1

Interest-bearing deposits and borrowings
Deposits	$39,300.8	$61.2	0.62%	$40,913.3	$77.7	0.76%	$39,045.0	$156.6	1.60%
Borrowings	5,453.6	58.4	4.28%	7,103.6	61.9	3.49%	6,951.4	69.1	3.98%
Total interest-bearing liabilities	44,754.4	119.6	1.07%	48,016.9	139.6	1.16%	45,996.4	225.7	1.96%
Non-interest bearing deposits	3,385.9			3,258.7			2,657.9
Other non-interest bearing liabilities	1,845.3			1,981.9			1,599.5
Stockholders' equity	5,761.8			5,751.7			6,447.3
Total liabilities and stockholders' equity	$55,747.4			$59,009.2			$56,701.1
Net revenue spread			2.29%			2.20%			2.45%
Impact of non-interest bearing sources			0.17%			0.17%			0.28%
NFR ($) / NFM (%)(2)(5)		$326.9	2.46%		$334.8	2.37%		$365.8	2.73%

(1)….(5) See footnotes below table on the next page

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

Average Balances and Rates(1) (dollars in millions)

	March 2021 Over December 2020 Comparison			March 2021 Over March 2020 Comparison
	Increase (Decrease) Due To Change In:			Increase (Decrease) Due To Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-bearing cash	$(0.4)	$0.1	$(0.3)	$3.7	$(8.0)	$(4.3)
Investment securities and securities purchased under agreement to resell	(2.4)	(1.2)	(3.6)	(8.0)	(9.6)	(17.6)
Loans and loans held for sale(2)(3)	(10.9)	(12.3)	(23.2)	(23.1)	(80.5)	(103.6)
Operating lease equipment, net (including held for sale)(4)	(0.1)	(0.7)	(0.8)	4.2	(23.7)	(19.5)
AEA(2)	$(13.8)	$(14.1)	$(27.9)	$(23.2)	$(121.8)	$(145.0)

Interest-bearing deposits	$(2.6)	$(13.9)	$(16.5)	$0.9	$(96.3)	$(95.4)
Borrowings(4)	(15.9)	12.4	(3.5)	(15.6)	4.9	(10.7)
Total interest-bearing liabilities	$(18.5)	$(1.5)	$(20.0)	$(14.7)	$(91.4)	$(106.1)
(1)	Average balances are based on daily balances. Tax exempt income was not significant in any of the periods presented. Average rates are impacted by PAA accretion.
(2)	The balance and rate presented is calculated net of average credit balances for factoring clients.
(3)	Non-accrual loans and related income are included in the respective categories.
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

NFR was $326.9 million for the quarter ended March 31, 2021, down from $365.8 million in the year-ago quarter and from $334.8 million in the prior quarter.

Compared to the year-ago quarter, the decline in interest income reflected the lower interest rate environment, which decreased interest earned on our floating rate loan portfolio and cash and investments portfolio. To a lesser extent, the decline reflected a decrease in average loans and leases of 3% compared to the year-ago quarter. Net operating lease revenue was down, driven by continued lease rate compression on new assignments and renewals and lower utilization rates, partially offset by an increase in average operating leases. See the end of this section for more details on our operating lease portfolio. Partially offsetting lower interest income were lower deposit costs from lower rates, as well as a reduction in borrowing costs. See Note 2 – Acquisition and Discontinued Operations in Item 1 for information on the MOB Acquisition.

Compared to the prior quarter, NFR was down, reflecting lower interest income resulting from lower average earning assets and lower purchase accounting accretion resulting from the continued run-off and sales of Legacy Consumer Mortgage (“LCM”) loans. Lower rental income in Rail from downward lease renewal repricing was mostly offset by lower depreciation and maintenance costs and a customer receivable settlement of $6 million that mostly benefited rental income. The NFR decline was partially offset by lower deposit costs primarily from lower rates.

NFM was 2.46% for the quarter ended March 31, 2021, down from 2.73% in the year-ago quarter and up from 2.37% in the prior quarter.

NFM declined from the year-ago quarter, reflecting lower market rates impacting yields on loans, cash and investment securities, as well as a higher mix of interest earning cash. Operating lease yields were down, driven by lease railcar renewal rates that re-priced down and lower railcar utilization in Rail. The decline also reflected lower purchase accounting accretion. Partially offsetting these declines were lower weighted average deposit costs from lower rates in all deposit channels, and lower borrowing balances, as discussed further below.

The increase in NFM compared to the prior quarter was driven by lower weighted average deposit costs, primarily from lower rates in all deposit channels and mix shift resulting in lower average cash and investment balances. Lower deposit costs improved our margin as CDs repriced lower and we reduced our non-maturity deposit rates across our deposit channels. We also grew lower cost HOA deposits, further contributing to the lower deposit costs. These were partially offset by lower yields on loans and investments and lower purchase accounting accretion.

AEA was down compared to the year-ago and prior quarters. AEA compared to the year-ago quarter decreased primarily from a reduction in loans and investments, partially offset by growth in interest earning cash. Commercial Banking average loans and leases declined modestly, driven by a reduction in Real Estate Finance, as well as in the Business Capital and Commercial Finance as business activity declined due to the pandemic, mostly offset by an increase in Rail. The decrease in Consumer Banking average loans was primarily driven by LCM loan sales and continued run-off, as well as overall prepayments.

AEA decreased from the prior quarter reflecting lower interest-bearing cash, investments and loans. The reduction in average interest-bearing cash and investments reflects our management of excess liquidity and is represented in our actions to reduce average deposits and borrowings. Average loans and leases decreased 2% from the prior quarter, primarily driven by lower origination volume, as well as continued run off and sales of the LCM portfolio and higher prepayments in Consumer Banking. Commercial Banking average loan and leases declined 1% while Consumer Banking average loans declined 7%.

The composition of our average funding mix is presented below.

Average Funding Mix

	Quarters Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Deposits	89%	86%	86%
Unsecured borrowings	9%	9%	9%

Secured Borrowings:
FHLB advances	2%	5%	4%
Structured financings	0%	0%	1%

These proportions will fluctuate depending upon our funding activities.

The following table details further the rates of interest-bearing liabilities.

Interest-Bearing Deposits and Borrowings — Average Balances and Annualized Rates for the Quarters Ended (dollars in millions)

	March 31, 2021			December 31, 2020			March 31, 2020
	Average Balance	Interest Expense	Rate (%)	Average Balance	Interest Expense	Rate (%)	Average Balance	Interest Expense	Rate (%)
Total interest-bearing deposits
Time deposits	$9,781.4	$33.9	1.39%	$10,874.9	$44.3	1.63%	$11,899.7	$61.2	2.06%
Interest-bearing checking	3,442.4	2.6	0.30%	3,239.9	2.6	0.32%	2,927.3	3.1	0.42%
Savings and money market	26,077.0	24.7	0.38%	26,798.5	30.8	0.46%	24,218.0	92.3	1.52%
Total interest-bearing deposits	39,300.8	61.2	0.62%	40,913.3	77.7	0.76%	39,045.0	156.6	1.60%
Borrowings
Senior unsecured	$3,953.1	$47.0	4.76%	$4,236.7	$48.7	4.60%	$3,970.7	$46.9	4.72%
Subordinated unsecured	494.9	7.3	5.90%	494.8	7.3	5.90%	494.6	7.2	5.82%
FHLB advances	998.6	1.9	0.76%	2,367.4	3.5	0.59%	1,949.9	8.9	1.83%
Other secured and structured borrowings	7.0	0.1	NM	4.7	0.1	NM	357.9	3.4	3.80%
Other credit facilities(1)	-	2.1	-	-	2.3	-	-	2.2	-
Securities sold under agreement to repurchase	-	-	-	-	-	0.00%	178.3	0.5	1.12%
Total borrowings	5,453.6	58.4	4.28%	7,103.6	61.9	3.49%	6,951.4	69.1	3.98%
Total interest-bearing liabilities	$44,754.4	$119.6	1.07%	$48,016.9	$139.6	1.16%	$45,996.4	$225.7	1.96%
(1)	Amounts include interest expense related to facility fees and amortization of deferred costs on unused portions of credit facilities.

The following table reflects our total deposit base, interest bearing and non-interest-bearing deposits, and related rate:

Total Deposits — Average Balances and Annualized Rates for the Quarters Ended (dollars in millions)

	March 31, 2021			December 31, 2020			March 31, 2020
	Average Balance	Interest Expense	Rate (%)	Average Balance	Interest Expense	Rate (%)	Average Balance	Interest Expense	Rate (%)
Interest-bearing deposits	$39,300.8	$61.2	0.62%	$40,913.3	$77.7	0.76%	$39,045.0	$156.6	1.60%
Non-interest bearing deposits	3,385.9	-	-	3,258.7	-	-	2,657.9	-	-
Total deposits	$42,686.7	$61.2	0.57%	$44,172.0	$77.7	0.70%	$41,702.9	$156.6	1.50%

Compared to the year-ago quarter, the increase in average deposits reflects growth in our HOA deposits and commercial deposits. The weighted average rate on average outstanding deposits decreased 93 bps to 0.57% from 1.50% in the year-ago quarter reflecting lower rates across all deposit channels.

The decline in average deposits from the prior quarter reflected strategic rate reductions in all our channels, reducing higher cost deposits, and managing excess liquidity, which offset seasonally higher balances and strong organic growth in the HOA channel as we strategically grow this channel. We continued to shift the mix from time deposits to non-maturity deposits. Average non-maturity deposits currently represent 77% of total deposits, compared to 75% in the prior quarter and 71% in the year-ago quarter.

The weighted average rate on average outstanding deposits decreased 13 bps to 0.57% from 0.70% in the prior quarter primarily due to lower rates across all channels, along with a higher mix of lower cost HOA deposits and run off of higher cost brokered deposits.

See Funding and Liquidity section for tables that reflect period end deposits by type and by channel.

Interest expense on borrowings decreased compared to the year-ago and prior quarters, driven by lower interest on FHLB advances and the repayment of the secured facility. The securities sold under agreement to repurchase were acquired as part of the MOB Acquisition and were fully repaid by the end of the 2020 second quarter. The weighted average maturity profile of the combined unsecured senior and subordinated notes is 3.3 years at March 31, 2021, compared to 3.2 years at December 31, 2020.

Deposits and borrowings are also discussed in Funding and Liquidity.

The following table depicts selected earning asset yields and margin-related data for our segments and divisions within the segments.

Segment Average Yield and Other Data (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Commercial Banking
Average Earning Assets (AEA)
Commercial Finance	$15,605.4	$15,744.2	$15,609.2
Business Capital	5,028.3	5,127.2	5,318.7
Rail	7,194.2	7,188.1	6,867.4
Real Estate Finance	7,412.1	7,616.6	7,611.4
Total	$35,240.0	$35,676.1	$35,406.7

Net Finance Revenue
Commercial Finance	$119.9	$123.1	$130.9
Business Capital	70.4	68.5	70.8
Rail	19.9	18.0	30.7
Real Estate Finance	50.6	52.7	49.9
Total	$260.8	$262.3	$282.3

Gross Yield
Commercial Finance	4.00%	4.13%	5.20%
Business Capital	9.22%	9.00%	9.21%
Rail	8.29%	8.56%	9.76%
Real Estate Finance	3.49%	3.55%	4.45%
Total	5.51%	5.60%	6.53%

Net Finance Margin
Commercial Finance	3.08%	3.13%	3.35%
Business Capital	5.60%	5.35%	5.33%
Rail	1.10%	1.00%	1.78%
Real Estate Finance	2.73%	2.77%	2.62%
Total	2.96%	2.94%	3.19%

Consumer Banking
Average Earning Assets (AEA)
Consumer and Community Banking	$5,745.9	$6,143.1	$6,509.9
Legacy Consumer Mortgages	1,653.7	1,810.8	2,155.8
Total	$7,399.6	$7,953.9	$8,665.7

Net Finance Revenue
Consumer and Community Banking	$63.9	$68.2	$76.0
Legacy Consumer Mortgages	29.8	38.2	35.7
Total	$93.7	$106.4	$111.7

Gross Yield
Consumer and Community Banking	2.75%	2.91%	3.53%
Legacy Consumer Mortgages	8.34%	9.52%	8.20%
Total	4.00%	4.42%	4.69%

Net Finance Margin
Consumer and Community Banking	4.44%	4.44%	4.67%
Legacy Consumer Mortgages	7.22%	8.43%	6.61%
Total	5.06%	5.35%	5.15%

Gross yield (interest income plus rental income on operating leases as a percent of AEA) in Commercial Banking for the quarter ended March 31, 2021 was down from the year-ago and prior quarters driven by decreases in all divisions except Business Capital, which was essentially flat compared to the year-ago quarter, and increased compared to the prior quarter. Gross yield in Commercial Finance and Real Estate Finance were down from the year-ago and prior quarters, primarily driven by changes in asset mix. The Business Capital gross yield was up compared to the prior quarter and essentially flat compared to year ago quarter, as the current quarter had higher renewal income and prepayment benefits, which were offset by lower market rates compared to the year-ago quarter. Gross yield in Rail was down from the year-ago and prior quarters, primarily reflecting lease rates that continued to re-price lower and lower utilization compared with the year-ago quarter.

For the total Consumer Banking segment and within the Consumer and Community Banking division, gross yield for the quarter ended March 31, 2021 was down from the year-ago and prior quarters, as yields on new business have contracted reflecting the lower market rate environment, partially offset by higher prepayment activity. Gross yield in LCM was up compared to the year-

ago and down compared to prior quarter, primarily due to the level of prepayment activity in respective periods. NFM in Consumer and Community Banking was higher than gross yields as this segment receives an interest benefit from the other segments for the value of excess deposits it generates.

The following table displays PAA accretion by segment and division for both interest income and interest expense. As of March 31, 2021, the remaining accretable PAA on loans was $422 million, of which $38 million related to Commercial Banking and $384 million related to Consumer Banking. This compares to $465 million of remaining accretable PAA on loans as of December 31, 2020, of which $39 million related to Commercial Banking and $426 million related to Consumer Banking. The remaining accretable PAA in Consumer Banking is expected to decline as the LCM loan balances continue to run-off and we are expecting accretion of the remaining Commercial Banking PAA to continue to trend lower. However, amounts may vary quarter to quarter due to fluctuations in prepayments and loan sales, which results in a loan's remaining accretable PAA being accelerated into interest income. (See footnote 1 to the following table).

PAA Accretion for the Quarters Ended (dollars in millions)

	March 31, 2021			December 31, 2020			March 31, 2020
	PAA Accretion Recognized in:			PAA Accretion Recognized in:			PAA Accretion Recognized in:
	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR
Commercial Banking
Commercial Finance	$0.6	$0.2	$0.8	$0.9	$0.5	$1.3	$2.2	$2.2	$4.4
Real Estate Finance	1.3	-	1.3	1.0	-	1.0	0.9	-	0.9
Total Commercial Banking	1.9	0.2	2.1	1.9	0.5	2.3	3.1	2.2	5.3
Consumer Banking
Consumer and Community Banking	(1.5)	0.4	(1.1)	(1.7)	0.6	(1.1)	(0.8)	2.4	1.6
Legacy Consumer Mortgages	17.3	-	17.3	23.2	-	23.2	17.0	-	17.0
Total Consumer Banking	15.8	0.4	16.2	21.5	0.6	22.1	16.2	2.4	18.6
Total CIT	$17.7	$0.6	$18.3	$23.4	$1.1	$24.4	$19.3	$4.6	$23.9
(1)

Includes accelerated recognition of PAA accretion due to prepayments of approximately $12 million, $11 million, and $17 million for the quarters ended March 31, 2021 and 2020 and December 31, 2020, respectively.

(2)	Reflects PAA accretion on deposits acquired in the MOB Acquisition.

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Data (dollars in millions)

	Quarters Ended
	March 31, 2021		December 31, 2020		March 31, 2020
Rental income on operating leases	$194.7	9.94%	$198.9	10.14%	$209.8	11.32%
Depreciation on operating lease equipment	84.7	4.33%	85.5	4.36%	78.3	4.22%
Maintenance and other operating lease expenses	51.6	2.64%	54.2	2.76%	53.6	2.89%
Net operating lease revenue	$58.4	2.98%	$59.2	3.02%	$77.9	4.20%
Average operating lease equipment, including amounts held for sale	$7,831.2		$7,845.3		$7,416.1

Net operating lease revenue, which is a component of NFR, is driven principally by the performance of the Rail portfolio within the Commercial Banking segment. While our rail portfolio grew, net operating lease revenue in dollars and as a percent of average operating lease equipment for the quarter ended March 31, 2021 was down from the year-ago quarter, reflecting lease renewal rates that continued to re-price lower on average across the portfolio and lower utilization, partially offset by lower maintenance costs. Railcar utilization, including commitments to lease, was at a little under 88% at March 31, 2021, compared to 91% at March 31, 2020.

The changes from the prior quarter reflected lower renewal rates, partially offset by a customer settlement that benefited rental income in the first quarter of 2021, and the benefit of lower maintenance costs. Railcar utilization, including commitments to lease, remained flat compared to the prior quarter and lease renewals repriced down approximately 23% this quarter, reflecting current market conditions and the mix of cars that came up for renewal.

Depreciation is recognized on railcars and other operating lease equipment and was up from the year-ago quarter on portfolio growth and relatively flat with the prior quarter. Maintenance and other operating lease expenses tend to be variable and primarily relate to the Rail portfolio. The decline from the year ago quarter reflects lower repair costs partially offset by higher storage costs. The decline from the prior quarter reflects lower freight costs, partially offset by higher repair costs.

CREDIT METRICS

The following provides information on the provision for credit losses and ACL, as well as certain credit metrics, including net charge-off and non-accrual loan levels, that management uses to track the credit quality of the portfolio. Management also utilizes other metrics and statistics such as risk ratings, concentration limits, migration trends, key portfolio stress testing, and LTV ratio and FICO scores on the consumer loans, to monitor the credit quality of the portfolio. See Note 3 – Loans and Note 4 – Allowance for Credit Losses in Item 1 for various tables.

The provision for credit losses was a benefit of $117 million for the quarter ended March 31, 2021, compared to a provision of $514 million in the year-ago quarter and a slight benefit of less than $1 million in the prior quarter. The benefit this quarter reflected a low level of net charge-offs and a reduction in reserve of approximately $130 million due to the continued improvement in the macroeconomic forecasts and credit trends, as well as lower loan balances. The benefit for the quarter ended March 31, 2021 included $104 million related to the Commercial Banking segment and $13 million in the Consumer Banking segment. The provision in the year-ago quarter of $514 million, included the $45 million noteworthy item related to the MOB acquisition, the adoption of CECL and the impact of the COVID-19 pandemic on the macroeconomic forecasts. The provision related to the Commercial Banking segment was $509 million and the remaining $5 million related to the Consumer Banking segment. The provision in the prior quarter reflected $23 million related to the Commercial Banking segment and offset by a $23 million benefit in the Consumer Banking segment.

Net charge-offs were $13 million (0.15% of average loans) in the current quarter. Net charge-offs were down from $138 million (1.48%) in prior quarter, which was elevated by $111 million due to the application of the Company’s charge off policy in connection with the transfer of the aviation lending portfolio to held for sale, and from $54 million (0.57%) in the year-ago quarter. The timing of net charge-offs is difficult to predict but we expect annualized net charge offs to trend up from the current low level. Net charge-offs are discussed and presented in a table by segment and division later in this section.

Non-accrual loans totaled $665 million (1.90% of loans) at March 31, 2021, compared to $588 million (1.63% of loans) at December 31, 2020. The increase was primarily in the Commercial Finance division in Commercial Banking and Consumer and Community Banking in Consumer Banking.

The following table presents details on our ACL, including charge-offs and recoveries and provides summarized components of the provision and allowance:

ACL and Provision for Credit Losses (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Allowance - beginning of period	$1,063.8	$1,206.2	$482.6
CIT CECL adoption(1)	-	-	223.6
Provision for credit losses	(117.4)	(0.5)	513.9
Other(2)	9.2	(4.3)	(75.6)
Net additions	(108.2)	(4.8)	438.3
The initial ACL recognized on PCD assets(3)	-	-	20.2
Gross charge-offs(3)	28.9	160.4	63.0
Less: Recoveries	15.6	22.8	9.4
Net charge-offs	13.3	137.6	53.6
Allowance - end of period	$942.3	$1,063.8	$1,111.1
Provision for credit losses
Provision for loans individually reviewed	$14.0	$(13.5)	$47.7
Provision for loans collectively reviewed	(131.4)	13.0	466.2
Total	$(117.4)	$(0.5)	$513.9
Allowance for credit losses
Allowance on loans individually reviewed	$113.5	$106.3	$125.5
Allowance on loans collectively reviewed	828.8	957.5	985.6
Total	$942.3	$1,063.8	$1,111.1
Ratio
ACL as a percentage of total loans	2.70%	2.94%	2.88%
ACL as a percentage of total loans/Commercial Banking loans	2.95%	3.26%	3.12%
ACL as a percentage of total loans/Consumer Banking loans	1.66%	1.73%	2.04%
(1)	CECL adoption was before the MOB Acquisition.
(2)

The provision for credit losses also includes amounts related to the allowance for off balance sheet credit exposures on unfunded lending commitments, DPAs and letters of credit, which are recorded in other liabilities. The allowance for off balance sheet credit exposures totaled $69 million, $78 million, and $120 million at March 31, 2021, December 31, 2020 and March 31, 2020, respectively. The balance in other is primarily related to the transfer of the allowance for off-balance sheet credit exposures to other liabilities.

(3)

In connection with the MOB Acquisition, the initial ACL recognized on PCD assets was $58.8 million, of which $38.6 million was charged-off for loans that had been written-off prior to acquisition (whether full or partial) or which met CIT’s charge-off policy at the time of acquisition. After considering loans that were immediately charged-off upon acquisition, the net impact was $20.2 million of additional PCD reserves on January 1, 2020.

See Note 3 — Loans in Item 1 for details regarding the unpaid principal balance, carrying value and ACL related to PCD loans.

In the first quarter of 2021, the allowance for off-balance sheet credit exposures decreased to $69 million from $78 million at December 31, 2020, largely due to an improvement in the macroeconomic forecast. The allowance for off-balance sheet credit exposures at March 31, 2020 was primarily driven by the impact of the COVID-19 pandemic and the associated effect under the CECL standard.

Loan Net Carrying Value (dollars in millions))

	Loans	Allowance for Credit Losses	Net Carrying Value
March 31, 2021
Commercial Banking	$28,073.7	$(828.1)	$27,245.6
Consumer Banking	6,883.8	(114.2)	6,769.6
Total	$34,957.5	$(942.3)	$34,015.2
December 31, 2020
Commercial Banking	$28,636.5	$(933.7)	$27,702.8
Consumer Banking	7,508.1	(130.1)	7,378.0
Total	$36,144.6	$(1,063.8)	$35,080.8

The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Loans (dollars in millions)

	Quarters Ended
	March 31,		December 31,		March 31,
	2021		2020		2020
Gross Charge-offs
Commercial Finance	$8.0	0.20%	$131.0	3.11%	$33.5	0.81%
Business Capital	17.8	1.52%	26.0	2.18%	27.3	2.18%
Commercial Banking	25.8	0.37%	157.0	2.14%	60.8	0.83%
Consumer and Community Banking	0.3	0.02%	0.4	0.02%	-	-%
Legacy Consumer Mortgages	2.8	0.70%	3.0	0.68%	2.2	0.40%
Consumer Banking	3.1	0.17%	3.4	0.17%	2.2	0.10%
Total	$28.9	0.33%	$160.4	1.73%	$63.0	0.67%
Less: Recoveries
Commercial Finance	$7.9	0.20%	$2.4	0.06%	$2.2	0.05%
Business Capital	7.2	0.62%	19.8	1.66%	6.8	0.54%
Commercial Banking	15.1	0.22%	22.2	0.30%	9.0	0.12%
Legacy Consumer Mortgages	0.5	0.14%	0.5	0.12%	0.4	0.06%
Consumer Banking	0.5	0.03%	0.6	0.03%	0.4	0.02%
Total	$15.6	0.18%	$22.8	0.25%	$9.4	0.10%
Net Charge-offs
Commercial Finance	$0.1	-%	$128.6	3.05%	$31.3	0.76%
Business Capital	10.6	0.90%	6.2	0.52%	20.5	1.64%
Commercial Banking	10.7	0.15%	134.8	1.84%	51.8	0.71%
Consumer and Community Banking	0.3	0.02%	0.3	0.02%	-	-%
Legacy Consumer Mortgages	2.3	0.56%	2.5	0.56%	1.8	0.34%
Consumer Banking	2.6	0.14%	2.8	0.14%	1.8	0.08%
Total	$13.3	0.15%	$137.6	1.48%	$53.6	0.57%

Net charge-offs were down compared to the prior quarter and the year-ago quarter. Net charge-offs in Commercial Finance in the prior quarter included $111 million related to the application of CIT’s charge off policy in conjunction with the transfer of the Aviation Lending portfolio loans transferred to held for sale.

The following tables present information on non-accruing loans, and when added to other real estate owned (“OREO”) and other repossessed assets, sums to non-performing assets. See Note 3 — Loans in Item 1 for details on the Company’s non-performing assets.

Segment Non-accrual Loans as a Percentage of Loans (dollars in millions)(1)(2)

	March 31, 2021		December 31, 2020
Commercial Finance	$300.2	1.87%	$239.4	1.47%
Business Capital	69.6	1.47%	72.8	1.52%
Real Estate Finance	83.5	1.16%	83.2	1.10%
Commercial Banking	453.3	1.61%	395.4	1.38%
Consumer and Community Banking	72.0	1.35%	53.4	0.92%
Legacy Consumer Mortgages	139.4	8.97%	139.3	8.22%
Consumer Banking	211.4	3.07%	192.7	2.57%
Total	$664.7	1.90%	$588.1	1.63%
(1)	Factored receivables within our Commercial Finance division do not accrue interest and therefore are not considered within non-accrual loans but are considered for credit provisioning purposes.
(2)	Non-accrual loans include $89.7 million and $97.7 million of TDRs at March 31, 2021 and December 31, 2020, respectively.

Non-accrual loans increased $77 million from December 31, 2020, primarily driven by increases in the Commercial Finance division, as well as an increase in Consumer and Community Banking. The increase in Commercial Finance was driven by loans in the power and energy vertical. The increase in Consumer Banking segment from the prior quarter was primarily driven by additions largely related to COVID-19 impacted loans that became delinquent after the initial deferral period ended. Although delinquent and placed on non-accrual, these loans also have strong loan-to-value ratios and are therefore not expected to result in significant losses. The non-accrual loans related to LCM carry a significant discount and have strong loan-to-value ratios and are therefore not expected to result in significant losses.

As of March 31, 2021, and December 31, 2020, the ACL as a percentage of non-accrual loans was 142% and 181%, respectively. 56% of our non-accrual accounts were paying current at March 31, 2021, compared to 50% at December 31, 2020. We discuss our policy of placing loans on non-accrual status in Note 1 – Business and Summary of Significant Accounting Policies in Item 1. We may place accounts that are presently paying current on non-accrual status when the financial condition of the borrower deteriorates and payment in full is not expected.

Total delinquency (30 days or more) was 1.9% of loans at March 31, 2021 and 2.6% at December 31, 2020. Delinquency status of loans is presented in Note 3 — Loans in Item 1. We also included a delinquency table specific to COVID-19 loans that were provided relief in the COVID-19 Pandemic Response—COVID-19 Borrower Relief Arrangements section.

The following table presents a summary of total commercial criticized loans. Detailed definitions of the commercial loan ratings and a detailed table are provided in Note 3 – Loans in Item 1.

Commercial Criticized Loans (dollars in millions)

	March 31,	December 31,	March 31,
	2021	2020	2020
Total commercial criticized loans	$ 4,386.7	$ 4,433.1	$ 2,798.4
As a % of total commercial loans	15.1%	14.9%	9.1%

Commercial criticized loans decreased by $46 million from December 31, 2020 as compared to the $2.2 billion increase in 2020 which was primarily driven by the impact of the COVID-19 pandemic and its adverse effect on the macroeconomic environment across our portfolio, in addition to an increase related to the MOB Acquisition. Of the $46 million decrease from December 31, 2020, $70 million reduction related to Business Capital offset by $29 million increase related to Consumer and Community Banking.

COVID-19 Borrower Relief Arrangements

CIT is working prudently with borrowers who are or may be unable to meet their current contractual payment obligations because of the effects of COVID-19. Refer to the tables below for a summary of the key data points related to the COVID-19 loan modifications.

Included within Title I of the CARES Act, as amended, was a provision for SBA funding of small business loans through the Paycheck Protection Program (“PPP”) for small businesses to keep their employees paid during the COVID-19 pandemic, with applications accepted through August 8, 2020. PPP loans are guaranteed by the SBA and forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1% and a contractual term of two to five years under the Flexibility Act, if not forgiven, in whole or in part. The Flexibility Act also extended the payment deferral period from six months to ten months. The SBA pays the originating bank (CIT) a processing fee ranging from 1% to 5%, based on the size of the loan, which will be recognized over the contractual term of the loan. CIT Bank is a participating PPP lender. At March 31, 2021, CIT had a remaining outstanding balance of approximately $202 million of PPP loans (net of returns) with primarily a two-year contractual term, for approximately 425 borrowers.

Loan modifications related to COVID-19 totaled $607 million at March 31, 2021, including deferments of $329 million and other modifications, such as covenant relief, of $278 million compared to $705 million, $458 million and $247 million, respectively, at December 31, 2020. The following table provides a summary of loan deferments approved for COVID-19 impacted borrowers, with balances as of March 31, 2021 and December 31, 2020. In addition, the balance and number of accounts for new initial deferments granted during the first quarter and which borrowers have extended for a second deferment period are presented.

COVID-19 Loan Deferments (dollars in millions)

	March 31, 2021(1)				December 31, 2020
	Total Deferments				Total Deferments
	($)	% of Total Balance(5)	# Contracts	% of Total Contracts(6)	($)	# Contracts
Commercial Banking
Commercial Finance(2)	$96	1%	10	0%	$169	23
Business Capital	14	0%	243	0%	35	708
Real Estate Finance	146	2%	6	0%	142	5
Total Commercial Banking	256	1%	259	0%	346	736
Consumer Banking
Consumer and Community Banking(3)	58	1%	107	1%	82	142
Legacy Consumer Mortgages	15	1%	67	1%	30	160
Total Consumer Banking	73	1%	174	1%	112	302
Total CIT	$329	1%	$433	0%	$458	1,038

	New Initial Deferments(4) in Q1 2021		Extended(7)
	($)	# Contracts	Extended ($)	# Contracts
Commercial Banking
Business Capital	$2	43	$10	176
Real Estate Finance	4	1	-	-
Total Commercial Banking	6	44	10	176
Consumer Banking
Consumer and Community Banking(3)	10	25	45	81
Legacy Consumer Mortgages	6	29	8	35
Total Consumer Banking	16	54	53	116
Total CIT	$22	98	$63	292
(1)	Excludes approximately $12 million and $5 million of Commercial Banking and Consumer Banking loans, respectively, with COVID-19 related deferments that fully paid off or sold prior to March 31, 2021.
(2)	Total Commercial Finance excluding Commercial Services. Refer below for details regarding Commercial Services arrangements.
(3)	Includes $17 million of Small Business Administration (SBA) loans that were deferred related to 6 contracts.
(4)	Initial deferments represent new accounts that entered a deferment period during the first quarter in 2021 and has a balance at March 31, 2021.
(5)	Calculated as the carrying value of loans with deferment arrangements as a percentage of the total loan balance for that respective business segment or division.
(6)	Calculated as the number of impacted contracts as a percentage of the total number of contracts for that respective business segment or division.
(7)	The balances reflect customers that were impacted by COVID-19 and were granted a deferment. That deferment period passed, and further deferment relief was granted.

In addition, as of March 31, 2021, there were no factored invoices outstanding related to our Commercial Services business that have extended terms.

The table below presents the delinquency status of all loans that have exited their COVID-19 deferment period, regardless of accrual / non-accrual classification, and of the total, the amount on non-accrual status.

COVID-19 Loans Deferments Delinquency Status (dollars in millions)

	Loan Deferments Exited(1)
	30-59	60-89	90 or more	Total Past Due	Current	Total	Non-Accrual
Commercial Banking
Commercial Finance	$-	$-	$26	$26	$301	$327	$26
Business Capital	12	8	3	23	453	477	23
Real Estate Finance	-	3	6	9	265	274	9
Total Commercial Banking	12	11	35	58	1,019	1,078	58
Consumer Banking
Consumer and Community Banking	9	3	24	35	326	361	45
Legacy Consumer Mortgages	24	17	53	94	254	348	114
Total Consumer Banking	33	20	77	129	580	709	159
Total CIT	$45	$31	$112	$187	$1,599	$1,787	$217
(1)	The balances reflect the status of customers that were granted COVID-19 related deferments and the deferment period has ended with no extension granted.

The total past due loans with COVID-19 deferments that have exited deferment status of approximately $187 million represents 28.5% of the Company's total past due loans and 0.5% of total loans. Of the $217 million of non-accrual loan deferments, approximately 35% were paying current.

As discussed in Note 1 – Business and Summary of Significant accounting Policies, loans with deferments granted in response to the COVID-19 pandemic will generally continue to accrue interest during the deferral period, with a reserve established for amounts deemed potentially uncollectible. Rentals on operating leases will continue to accrue until such time that it is determined that collection of the rental payments is no longer probable. As of March 31, 2021, the accrued and unpaid interest within other assets related to loans that have or had COVID-19 related deferments (i.e. active deferment or exited) were approximately $6 million and amounts charged-off through the provision for credit losses during the quarter were not significant. Accrued rentals on operating leases related to accounts with COVID-19 related modifications were approximately $7 million at March 31, 2021.

With respect to the non-accrual, past due and TDR information provided throughout this section, see discussion of the CARES Act and Interagency Statement in Note 1 – Business and Summary of Significant Accounting Policies.

Troubled Debt Restructurings and Modifications

The tables that follow reflect loan carrying values of accounts that have been modified, excluding loans in trial modification of $1.6 million and $4.5 million as of March 31, 2021 and December 31, 2020, respectively. The table also excludes modifications made for COVID-19 impacted borrowers. See tables above for further details.

TDRs and Modifications(1)(2) (dollars in millions)

	March 31, 2021		December 31, 2020
		% Compliant		% Compliant
Troubled Debt Restructurings
Deferral of principal and/or interest	$57.4	94%	$53.7	95%
Covenant relief and other	51.9	90%	80.7	80%
Total TDRs	$109.3	92%	$134.4	86%
Percent non-accrual	82%		73%
Modifications(3)
Covenant relief	$107.2	100%	87.2	91%
Interest rate increase	252.2	95%	219.4	94%
Extended maturity	132.6	84%	$122.7	89%
Other	555.2	90%	521.2	90%
Total Modifications	$1,047.2	91%	$950.5	91%
Percent non-accrual	22%		16%
(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.
(2)	Table includes accounts that were Criticized at the time of the modification request.
(3)	Excludes $607 million and $706 million of loans with COVID-19 borrower relief arrangements, including $329 million and $459 million of deferments at March 31, 2021 and December 31, 2020, respectively

PCD loans, TDRs and other credit quality information is included in Note 3 — Loans in Item 1.

NON-INTEREST INCOME

Non-interest Income (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Rental income on operating leases	$194.7	$198.9	$209.8
Other non-interest income	229.9	161.3	130.6
Total non-interest income	$424.6	$360.2	$340.4
Other non-interest income
Gains on investment securities	$104.7	$8.4	$13.5
Fee income	29.5	36.4	33.9
Gains on leasing equipment, net of impairments	28.0	24.4	23.3
Factoring commissions	23.9	29.2	23.0
BOLI income	8.1	8.5	7.6
Property tax income	4.1	4.6	4.6
Other income	31.6	49.8	24.7
Total other non-interest income	$229.9	$161.3	$130.6
Noteworthy items(1)	(83.0)	-	-
Total other non-interest income, excluding noteworthy items(2)	$146.9	$161.3	$130.6
Factoring volume	$5,826.9	$7,004.7	$6,080.8
(1)	Noteworthy items are described in further detail below.
(2)	Total other non-interest income, excluding noteworthy items is a non-GAAP balance and is reconciled above to the GAAP balance. See “Non-GAAP Financial Measurements” section for description of use.

Rental Income on Operating Lease Equipment

Rental income on operating leases from equipment we lease is generated in the Rail, Commercial Finance and Business Capital divisions in the Commercial Banking segment. Rental income is discussed in “Net Finance Revenue” and “Results by Business Segment”.

Other Non-Interest Income

For the quarter ended March 31, 2021, other non-interest income increased by $99 million compared to the year-ago quarter, driven by higher gains on the sale of investment securities. Of the total pre-tax gains on investment securities of $104.7 million, $83 million was considered a noteworthy item related to our strategic initiative to monetize unrealized gains on investment securities in AOCI. Excluding the noteworthy item, the $16 million increase reflects higher gains on sales of leasing equipment, higher gain on LCM loans sales, higher gain on sale of investment securities, and a credit valuation adjustment gain of $3 million in the current quarter compared to an $8 million loss in the year-ago quarter related to customer derivatives, partially offset by lower capital market fees. See tables in the Loans and Leases section, which include amounts of loans and equipment sold by segment.

Other non-interest income was up from $161.3 million in the prior quarter. Excluding the noteworthy items, the $14 million decrease reflects lower factoring commissions due to seasonally lower volumes, lower capital markets fees, partially offset by higher gains on the sale of equipment and higher gains on the sale of investment securities. The reduction in other income reflects a $3 million lower net gain on the sale of LCM loans ($22 million in the current quarter compared to $25 million in the prior quarter) while the prior quarter included an $8 million litigation recovery.

NON-INTEREST EXPENSES

Non-Interest Expense (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Depreciation on operating lease equipment	$84.7	$85.5	$78.3
Maintenance and other operating lease expenses	51.6	54.2	53.6
Operating expenses	274.0	319.6	334.4
Goodwill impairment	-	140.4	344.7
Loss on debt extinguishments and deposit redemptions	0.1	0.1	-
Total non-interest expenses	$410.4	$599.8	$811.0
Operating expenses
Compensation and benefits	$155.0	$152.7	$182.1
Technology	33.4	36.1	38.8
Net occupancy expense	17.7	34.7	18.9
Insurance	14.9	26.0	13.3
Professional fees	13.9	27.5	24.9
Intangible asset amortization	8.4	8.4	8.5
Property tax expense	4.4	4.7	4.8
Advertising and marketing	3.5	3.8	16.6
Other expenses	22.8	25.7	26.5
Total operating expenses	274.0	319.6	334.4
Intangible asset amortization	8.4	8.4	8.5
Noteworthy items	6.9	38.9	17.1
Total operating expenses, excluding intangible amortization and noteworthy items(1)	$258.7	$272.3	$308.8
Headcount, actuals	4,048	4,131	4,413
Net efficiency ratio(2)	47.7%	62.7%	65.6%
Net efficiency ratio excluding intangible amortization and noteworthy items(2)	54.6%	54.9%	62.2%
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

Depreciation, along with Maintenance and Other Operating Lease Expenses, are components of NFR and discussed in the Net Finance Revenue section.

Operating Expenses

Operating expenses were down from the year-ago and prior quarters. Each of the quarters include noteworthy items. In the current quarter, the noteworthy item included merger costs related to FCB of $6.9 million. The year-ago quarter included a noteworthy item related to MOB integration costs (see table below for line item impacts). In the prior quarter, noteworthy items included $17.9 million related to facilities impairment resulting from the exit of leased facilities as part of our strategy to optimize our branch footprint and streamline office locations, $11.4 million related to FCB merger costs and $9.6 million MOB merger and integration costs. The FCB merger costs primarily relate to professional fees.

Operating expenses, excluding noteworthy items and intangible asset amortization were down by $50.1 million compared to the year-ago quarter reflecting cost reduction initiatives, including the recognition of cost synergies from our MOB acquisition, as well as lower advertising and marketing costs, mostly related to our Direct Bank deposit gathering activity.

Operating expenses excluding intangible asset amortization and noteworthy items was down by $13.6 million compared to the prior quarter due to lower FDIC insurance costs and professional fees, partially offset by an increase from annual benefit restarts.

The noteworthy items in the following table for March 31, 2021 relate to the FCB merger. December 31, 2020 includes both FCB merger and MOB Acquisition merger and integration costs, while March 31, 2020 includes only MOB Acquisition merger and integration costs.

Noteworthy Item – Merger and Integration Costs (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Operating expenses
Compensation and benefits	$-	$2.5	$4.5
Technology	0.1	1.3	3.1
Professional fees	6.8	16.3	6.9
Advertising and marketing	-	-	2.3
Other expenses	-	0.9	0.3
Noteworthy items	$6.9	$21.0	$17.1

The net efficiency ratio was 47.7% in the current quarter compared to 65.6% in the year-ago quarter. The net efficiency ratio excluding noteworthy items and intangible asset amortization was 54.6% compared to 62.2% in the year-ago quarter. The decrease from the year-ago quarter was driven by the lower operating expenses, partially offset by lower total net revenue.

The net efficiency ratio was 62.7% in the prior quarter. The net efficiency ratio excluding noteworthy items and intangible asset amortization improved slightly from 54.9% in the prior quarter.

Goodwill Impairment

The deterioration of the macroeconomic environment triggered goodwill impairment assessments that resulted in impairments in the first and fourth quarters of 2020.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Provision (benefit) for income taxes, excluding noteworthy and tax discrete items	$83.9	$60.1	$(52.4)
Tax on noteworthy items and other tax discrete items	12.4	(32.2)	(19.9)
Provision (benefit) for income taxes	$96.3	$27.9	$(72.3)
Effective tax rate	24.1%	76.4%	10.4%
Effective tax rate, excluding noteworthy items(1) and tax discrete items	25.9%	27.8%	18.1%
(1)	Effective tax rate, excluding noteworthy items and tax discrete items are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP financial information.

The effective tax rate (“ETR”) was 24.1% in the current quarter, compared to 76.4% in the prior quarter and 10.4% in the year-ago quarter.

The ETR before noteworthy and discrete tax items was 25.9% in the current quarter, compared to 27.8% in the prior quarter and 18.1% in the year-ago quarter.

The ETR before tax discrete and noteworthy items was lower in the current quarter compared to the prior quarter primarily due to the impact of the required true-up to the year to date provision for income taxes resulting from the decrease in the annual ETR quarter over quarter.

The ETR before tax discrete and noteworthy items was higher in the current quarter compared to the year ago quarter primarily due to the effect that the changes in forecasted pre-tax income has on the permanent and other adjustments.

The ETR each quarter is impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances (“VA”), and discrete items. The future period’s ETR may vary due to changes in these factors.

Federal cash income taxes paid will remain minimal until the Company's net operating loss (“NOLs”) carry-forwards are fully utilized.

See Note 12 — Income Taxes in Item 1 for additional information.

RESULTS BY BUSINESS SEGMENT

CIT manages its business and reports its financial results in two operating segments, Commercial Banking and Consumer Banking, and a non-operating segment, Corporate. Detailed descriptions of the divisions within Commercial Banking and Consumer Banking are included in Item 1. Business Overview of our 2020 Form 10-K. See Net Finance Revenue, Non-Interest Income, Non-Interest Expenses and Credit Metrics, which reference the segments on these topics.

Commercial Banking

Commercial Banking is comprised of four divisions: Commercial Finance, Rail, Real Estate Finance and Business Capital. Revenue is generated from interest earned on loans, rents on equipment leased, fees and other revenue from lending and leasing activities and banking services, along with capital markets transactions and commissions earned on factoring and related activities. HOA deposits are included in Commercial Banking.

Commercial Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
Earnings Summary	2021	2020	2020
Interest income	$291.1	$300.3	$367.9
Rental income on operating leases	194.7	198.9	209.8
Finance revenue	485.8	499.2	577.7
Interest expense	88.7	97.2	163.5
Depreciation on operating lease equipment	84.7	85.5	78.3
Maintenance and other operating lease expenses	51.6	54.2	53.6
Net finance revenue ("NFR")	260.8	262.3	282.3
Provision for credit losses	(104.5)	22.7	508.9
Other non-interest income	91.7	105.1	87.3
Operating expenses	186.9	191.6	213.3
Goodwill Impairment	-	135.5	301.5
Income (loss) before income taxes	270.1	17.6	(654.1)
Noteworthy items	-	135.5	343.1
Income (loss) before income taxes, excluding noteworthy items	$270.1	$153.1	$(311.0)
Select Period End Balance
Loans and leases	$36,531.5	$37,175.5	$37,559.1
Earning assets (net of credit balances of factoring clients)	35,150.5	35,534.9	36,646.6
Deposits	10,644.3	10,206.5	8,255.7
Select Average Balances
Average loans (includes HFS, and net of credit balances of factoring clients)	$27,322.5	$27,748.0	$27,856.3
Average operating leases ("AOL") (includes HFS)	7,831.2	7,845.3	7,416.1
Average earning assets ("AEA")	35,240.0	35,676.1	35,406.7
Statistical Data
Net finance margin - NFR as a % of AEA	2.96%	2.94%	3.19%
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses	$58.4	$59.2	$77.9
Operating lease margin as a % of AOL	2.98%	3.02%	4.20%
Net efficiency ratio	52.0%	51.1%	56.7%
Pretax return on AEA	3.07%	0.20%	(7.39%)
New business volume	$1,923.7	$2,331.8	$3,076.6

Pre-tax income for the quarter was up from the year-ago quarter. The year-ago quarter included a goodwill impairment charge and a $41.6 million charge to the provision for credit losses related to the MOB Acquisition. Pre-tax income, excluding noteworthy items was up from a pre-tax loss in the year-ago quarter, primarily driven by lower credit costs in the current quarter. The year-ago quarter credit provision reflected the initial impact of the global pandemic from the spread of the COVID-19 virus and the expected ensuing adverse impact on the macroeconomic environment that resulted in a significant increase in the provision for credit losses. There was a benefit in the current quarter credit provision, reflecting a continued improvement in the macroeconomic forecasts and credit trends, along with lower loan balances. Results for the current quarter compared to the year-ago quarter also reflected lower operating expenses and lower NFR.

Pre-tax income was up compared to the prior quarter. Pre-tax income, excluding noteworthy items was up, reflecting the noted benefit this quarter in the provision for credit losses and lower operating expenses, partially offset by lower other non-interest income and a slight decline in NFR. Noteworthy items in the prior quarter included an impairment charge related to the remaining goodwill.

Average loans were down from the year-ago and prior quarters, primarily reflecting the decline in Real Estate Finance due to higher prepayments and lower volume. The decline in average loans from the year ago quarter also reflects a decline in Business Capital. Deposits attributed to this segment at March 31, 2021 include approximately $6.5 billion of HOA deposits and other commercial deposits of $4.2 billion.

Compared to the year-ago quarter, new business volume was down, reflecting the continued impact from the macroeconomic environment driven mainly by the Real Estate and Commercial Finance divisions.

Factored volume of $5.8 billion was down from $6.1 billion in the year-ago quarter, reflecting the impact from the macroeconomic environment that reduced demand throughout 2020 and continued in the first quarter of 2021, and down from $7.0 billion in the prior quarter reflecting seasonal trends.

Trends included:

•

NFR was down from the year-ago quarter, reflecting lower asset balances and the low interest rate environment that reduced income on the floating rate loans, as well as lower Rail lease renewal rates and continued low utilization that reduced net operating lease revenue. NFR was down slightly from the prior quarter. NFR and NFM are discussed in detail in the Net Finance Revenue section.

•

Net operating lease revenue is driven primarily by the performance of our Rail portfolio and reflects continued compression on our lease rates on new assignments, which encompasses new equipment and remarketing existing equipment to different customers, and renewals with the same customer, as well as the impact of low utilization. The declines in rental income from the year-ago and prior quarters were partially offset by lower maintenance and other operating lease expenses. The current quarter included a customer receivable settlement of $6 million that mostly benefited rental income. See further discussion in the Net Finance Revenue section.

•

PAA accretion for loans and deposits continues to decline and totaled $2.1 million in the current quarter, compared to $5.3 million in the year-ago quarter and $2.3 million in the prior quarter. See Purchase Accounting Accretion table in Net Finance Revenue section for amounts of PAA accretion by division.

•	NFM decreased compared to the year-ago quarter due to the drivers noted in NFR discussed above and was up slightly from the prior quarter.

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

Consumer Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
Earnings Summary	2021	2020	2020
Interest income	$74.0	$87.9	$101.6
Interest benefit	(19.7)	(18.5)	(10.1)
Net finance revenue ("NFR")	93.7	106.4	111.7
Provision for credit losses	(12.9)	(23.2)	5.0
Other non-interest income	26.5	28.5	14.0
Operating expenses	79.5	88.2	102.1
Goodwill impairment	-	4.9	43.2
Income (loss) before income taxes	53.6	65.0	(24.6)
Noteworthy items	(2.6)	4.9	46.4
Income before income taxes, excluding noteworthy items	$51.0	$69.9	$21.8
Select Period End Balance
Loans (includes HFS)	$6,916.8	$7,526.9	$8,532.6
Earning assets	6,982.0	7,664.2	8,561.2
Deposits	29,023.5	30,326.4	30,946.4
Select Average Balances
Average loans (includes HFS)	$7,269.8	$7,842.9	$8,637.3
Average earning assets ("AEA")	7,399.6	7,953.9	8,665.7
Statistical Data
Net finance margin - NFR as a % of AEA	5.06%	5.35%	5.15%
Net efficiency ratio	62.2%	61.8%	77.4%
Pretax return on AEA	2.90%	3.26%	(1.13%)
New business volume	$519.6	$493.4	$515.5

Pre-tax income for the quarter was up from the year-ago quarter. The current quarter included a noteworthy item related to our strategic decision to sell certain investment securities, while the year-ago quarter included a goodwill impairment charge and a $3.2 million charge to the provision for credit losses from the MOB Acquisition.

Pre-tax income, excluding noteworthy items was up compared to the year-ago quarter, reflecting lower operating expenses, lower credit costs, and higher other non-interest income, all of which more than offset the decline in NFR.

Pre-tax income was down from the prior quarter. The noteworthy item in the prior quarter reflected a goodwill impairment charge. Pre-tax income, excluding noteworthy items was down reflecting lower NFR and a lower benefit for credit losses due to lower loan balances, and partially offset by lower operating expenses.

Compared to the year-ago quarter and prior quarter, average loans were down for the quarter ended March 31, 2021, primarily due to LCM loan sales and run-off, and higher prepayment activity of consumer mortgage loans overall.

Deposits, which include deposits from the branch and online channels, decreased from the year-ago quarter and the prior quarter. The declines are primarily driven by reductions in time deposits. See discussions in Net Finance Revenue and Funding and Liquidity sections.

Trends included:

•

NFR decreased for the quarter ended March 31, 2021 compared to the year-ago quarter and prior quarter, primarily due to lower loan balances and the lower market rate environment, partially offset by an increase in interest benefit that this segment receives from the other segments for the value of excess deposits it generates.

•

PAA accretion income for loans and deposits totaled $16.2 million in the current quarter, compared to $18.6 million in the year-ago quarter and $22.1 million in the prior quarter. See Purchase Accounting Accretion table in Net Finance Revenue section for amounts of PAA accretion by division.

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

Corporate and Other: Financial Data and Metrics (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
Earnings Summary	2021	2020	2020
Interest income	$23.0	$27.0	$44.1
Interest expense	50.6	60.9	72.3
Net finance revenue ("NFR")	(27.6)	(33.9)	(28.2)
Other non-interest income	111.7	27.7	29.3
Operating expenses/(gain) loss on debt extinguishment	7.7	39.9	19.0
Income (loss) before income taxes	76.4	(46.1)	(17.9)
Noteworthy items	(73.5)	38.9	17.1
Income (loss) before income taxes, excluding noteworthy items	$2.9	(7.2)	$(0.8)
Select Period End Balance
Earning assets	$10,048.6	$10,659.5	$9,466.6
Select Average Balances
Average earning assets ("AEA")	$10,562.6	$12,878.4	$9,612.3
Statistical Data
Net finance margin — NFR as a % of AEA	(1.04%)	(1.05%)	(1.17%)
Pretax return on AEA	2.89%	(1.43%)	(0.74%)

Pre-tax results for the quarter were up from the year-ago and prior quarters, driven by gains on sales of investment securities.

Pre-tax income in the current quarter included two noteworthy items, $80.4 million of gains on strategic sales of investment securities and $6.9 million related to FCB merger costs. Pre-tax loss in the prior quarter included three noteworthy items, $17.9 million facilities impairment charge resulting from the exit of leased facilities as part of our strategy to optimize our branch footprint and streamline office locations, $11.4 million of FCB merger costs and $9.6 million of MOB merger and integration costs.

The year-ago quarter included a noteworthy item of $17.1 million related to MOB merger and integration costs. Noteworthy items are listed in the Non-GAAP Financial Measurements section.

LOANS AND LEASES

The following table presents our period end loans and leases by segment:

Loans and Leases Composition (dollars in millions)

	March 31,	December 31,
	2021	2020
Commercial Banking
Commercial Finance
Loans	$16,089.8	$16,243.9
Operating lease equipment, net	376.5	395.6
Assets held for sale	723.7	702.1
Total loans and leases	17,190.0	17,341.6
Business Capital
Loans	4,724.5	4,777.8
Operating lease equipment, net	287.9	342.1
Assets held for sale	0.2	-
Total loans and leases	5,012.6	5,119.9
Rail
Loans	61.5	60.7
Operating lease equipment, net	7,069.0	7,098.9
Assets held for sale	0.5	0.3
Total loans and leases	7,131.0	7,159.9
Real Estate Finance
Loans	7,197.9	7,554.1
Total Segment - Commercial Banking
Loans	28,073.7	28,636.5
Operating lease equipment, net	7,733.4	7,836.6
Assets held for sale	724.4	702.4
Total loans and leases	36,531.5	37,175.5
Consumer Banking
Consumer and Community Banking
Loans	5,330.4	5,814.3
Assets held for sale	27.2	13.9
Total loans and leases	5,357.6	5,828.2
Legacy Consumer Mortgages
Loans	1,553.4	1,693.8
Assets held for sale	5.8	4.9
Total loans and leases	1,559.2	1,698.7
Total Segment - Consumer Banking
Loans	6,883.8	7,508.1
Assets held for sale	33.0	18.8
Total loans and leases	6,916.8	7,526.9
Total loans	$34,957.5	$36,144.6
Total operating lease equipment, net	7,733.4	7,836.6
Total assets held for sale	757.4	721.2
Total loans and leases	$43,448.3	$44,702.4

Origination activity during the 2021 first quarter was outpaced by repayments and sales as Commercial Banking loans and leases were down 2% and Consumer Banking down 8%, reflecting higher prepayment activity in Consumer and Community Banking, and sales and continued run-off of the LCM portfolio.

The following table presents the changes to our total loans and leases:

Changes in Loans and Lease (dollars in millions)

	Commercial Banking	Consumer Banking	Total
Balance as of December 31, 2020	$37,175.5	$7,526.9	$44,702.4
New business volume	1,923.7	519.6	2,443.3
Factoring volume	5,826.9	-	5,826.9
Loan and portfolio sales	(73.0)	(100.2)	(173.2)
Equipment sales	(125.4)	-	(125.4)
Depreciation	(84.7)	-	(84.7)
Gross charge-offs	(25.8)	(3.1)	(28.9)
Net collections and other	(8,085.7)	(1,026.4)	(9,112.1)
Balance as of March 31, 2021	$36,531.5	$6,916.8	$43,448.3

Portfolio activities are discussed in the respective segment descriptions in Results by Business Segment.

The following tables present new business, loan and portfolio sales, and equipment sales by segment:

New Business Volume (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Commercial Banking	$1,923.7	$2,331.8	$3,076.6
Consumer Banking	519.6	493.4	515.5
Total	$2,443.3	$2,825.2	$3,592.1

Loan and Portfolio Sales (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Commercial Banking	$73.0	$20.6	$38.2
Consumer Banking	100.2	104.9	55.5
Total	$173.2	$125.5	$93.7

Equipment Sales (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Commercial Banking	$125.4	$58.0	$62.8
Corporate	-	-	0.3
Total	$125.4	$58.0	$63.1

CONCENTRATIONS

CONSOLIDATED CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer loans and leases, including assets held for sale, by geographical regions:

Total Loans and Leases by Geographic Region(1) (dollars in millions)

	March 31, 2021		December 31, 2020
West	$13,996.5	32.2%	$14,553.4	32.6%
Northeast	9,088.8	20.9%	9,495.3	21.2%
Midwest	6,029.7	13.9%	6,098.8	13.6%
Southwest	5,748.2	13.2%	5,881.8	13.2%
Southeast	5,414.5	12.5%	5,457.7	12.2%
Total U.S.	40,277.7	92.7%	41,487.0	92.8%
Canada	1,462.9	3.4%	1,454.6	3.3%
Europe	542.4	1.2%	565.5	1.3%
Asia / Pacific	498.5	1.1%	601.1	1.3%
All other countries	666.8	1.6%	594.2	1.3%
Total	$43,448.3	100.0%	$44,702.4	100.0%

(1) Table represents a combination of Commercial loans and leases that are shown by obligor geography and consumer loans that are shown by property address.

Ten Largest Accounts

Our ten largest loan and lease accounts, primarily lessees of rail assets, in the aggregate represented approximately 4.6% and 5.3% of our total loans and leases at March 31, 2021 and December 31, 2020, respectively (the largest account was less than 1.0%).

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial loans and leases, including assets held for sale, by obligor geography:

Commercial Loans and Leases by Obligor - Geographic Region (dollars in millions)

	March 31, 2021		December 31, 2020
West	$9,730.8	25.9%	$9,878.0	25.8%
Northeast	8,565.0	22.8%	8,913.8	23.3%
Midwest	5,822.1	15.5%	5,854.5	15.3%
Southwest	5,401.5	14.4%	5,506.4	14.4%
Southeast	4,914.5	13.1%	4,899.9	12.8%
Total U.S.	34,433.9	91.7%	35,052.6	91.6%
Canada	1,462.9	3.9%	1,454.6	3.8%
Europe	542.4	1.4%	565.5	1.5%
Asia / Pacific	498.5	1.3%	601.1	1.6%
All other countries	666.8	1.7%	594.2	1.5%
Total	$37,604.5	100.0%	$38,268.0	100.0%

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our loans and leases:

Commercial Loans and Leases by Obligor - State and Country (dollars in millions)

	March 31, 2021		December 31, 2020
State
California	$6,925.8	18.4%	$6,981.6	18.2%
Texas	4,430.6	11.8%	4,461.6	11.7%
New York	2,877.5	7.7%	3,257.2	8.5%
Florida	2,096.2	5.6%	2,011.1	5.3%
All other states	18,103.8	48.1%	18,341.1	47.9%
Total U.S.	$34,433.9	91.6%	$35,052.6	91.6%
Country
Canada	$1,462.9	3.9%	$1,454.6	3.8%
Marshall Islands	418.3	1.1%	498.2	1.3%
All other countries	1,289.4	3.4%	1,262.6	3.3%
Total international	$3,170.6	8.4%	$3,215.4	8.4%

Industry Concentrations

The following table represents loans and leases, including assets held for sale, by industry of obligor:

Commercial Loans and Leases by Obligor – Industry(3) (dollars in millions)

	March 31, 2021		December 31, 2020
Real Estate	$7,468.1	19.9%	$7,708.5	20.1%
Manufacturing(1)	5,511.1	14.7%	5,409.8	14.1%
Service industries	2,902.5	7.7%	2,850.1	7.4%
Retail(2)	2,563.0	6.8%	2,627.9	6.9%
Energy and utilities	2,530.9	6.7%	2,537.7	6.6%
Business Services	2,257.9	6.0%	2,274.8	5.9%
Wholesale	2,211.2	5.9%	2,145.7	5.6%
Rail	1,913.7	5.1%	1,959.4	5.1%
Finance and insurance	1,688.8	4.5%	1,948.4	5.1%
Healthcare	1,588.2	4.2%	1,611.9	4.2%
Transportation	1,473.4	3.9%	1,491.3	3.9%
Oil and gas extraction / services	1,167.5	3.1%	1,378.2	3.6%
Maritime	832.3	2.2%	929.7	2.4%
Communications	763.5	2.0%	711.5	1.9%
Other (no industry greater than 2%)	2,732.4	7.3%	2,683.1	7.2%
Total	$37,604.5	100.0%	$38,268.0	100.0%
(1)	At March 31, 2021, includes manufacturers of chemicals, including pharmaceuticals (3.9%), petroleum and coal, including refining (2.9%), stone, clay, glass and concrete (1.4%), and food (1.0%).
(2)	At March 31, 2021, includes retailers of general merchandise (2.7%) and food and beverage providers (1.0%).
(3)

In addition to the rail industry category, exposure in the Rail division is also included in other obligor industries, with the largest being $2.9 billion in manufacturing, $916.3 million in wholesale and $708.3 million in Oil and gas extraction / services.

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer loans by product, including loans held for sale:

Consumer Loans (dollars in millions)

	March 31, 2021		December 31, 2020
	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$5,766.2	98.7%	$6,343.2	98.6%
Home equity lines of credit and other	77.6	1.3%	91.3	1.4%
Total loans	$5,843.8	100.0%	$6,434.5	100.0%

The following table summarizes state concentrations greater than 5.0% based upon property address:

Consumer Loans Geographic Concentrations (dollars in millions)

	March 31, 2021		December 31, 2020
	Net Investment	% of Total	Net Investment	% of Total
California	$3,411.7	58.4%	$3,652.2	56.8%
Texas	320.9	5.5%	346.9	5.4%
Washington	261.9	4.5%	329.5	5.1%
Other states	1,849.3	31.6%	2,105.9	32.7%
Total loans	$5,843.8	100.0%	$6,434.5	100.0%

OTHER ASSETS AND OTHER LIABILITIES

The following tables present the components of other assets and other liabilities.

Other Assets (dollars in millions)

	March 31,	December 31,
	2021	2020
Tax credit investments and investments in unconsolidated entities	$437.5	$427.0
Fair value of derivative financial instruments	278.1	431.6
Right of use assets	193.5	198.8
Property, furniture and fixtures	178.2	187.0
Prepaid expenses	174.9	169.9
Counterparty receivables	150.1	174.1
Intangible assets, net	126.5	134.9
Current and deferred federal and state tax assets	37.8	60.8
Other(1)	428.1	464.4
Total other assets	$2,004.7	$2,248.5
(1)	Other includes accrued interest and dividends, assets supporting legacy non-qualified compensation plans, accrued rent on operating leases, servicing advances, OREO, and other miscellaneous assets.

Other Liabilities (dollars in millions)

	March 31,	December 31,
	2021	2020
Accrued expenses and accounts payable	$429.0	$546.4
Lease liabilities	241.8	249.9
Commitment to fund tax credit investments	166.3	167.7
Current and deferred taxes payable	124.6	122.1
Fair value of derivative financial instruments	99.9	79.2
Allowance for off-balance sheet credit exposure	68.6	78.3
Accrued interest payable	42.2	88.2
Other(1)	725.5	423.1
Total other liabilities	$1,897.9	$1,754.9
(1)

Other includes liabilities for taxes other than income, equipment maintenance liabilities, contingent liabilities and other miscellaneous liabilities. The current period end balance also includes a payable related to an investment security purchase that occurred at quarter end but did not settle until April.

RISK MANAGEMENT

CIT is subject to a variety of risks that may arise through the Company's business activities, including the following principal forms of risk that are explained further in our 2020 Form 10-K.

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

•

Liquidity risk is the risk that the Company has an inability to maintain adequate cash or collateral resources and funding capacity to meet its obligations, including in stressed environments. See discussion in the Funding and Liquidity section.

•	Capital adequacy risk is the risk that the Company does not have adequate capital to cover its risks and to support its growth and strategic objectives. See discussion in the Capital section.
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

The composition of our interest rate sensitive assets and liabilities generally results in a net asset-sensitive position, concentrated at the short end of the yield curve, mostly driven by moves in LIBOR, whereby our assets will reprice faster than our liabilities. Interest rate sensitive assets generally consist of interest-bearing cash, investment securities, and commercial and consumer loans. Approximately 60% of our total Commercial and Consumer loans have floating contractual reference rates (or approximately 50% of our loans and leases), the majority of which are indexed to 1-month and 3-month LIBOR. Approximately 70% of our floating rate loans have index floors, of which approximately 50% are set at 0%.

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

As part of the transition to alternative rates, we began linking floating rate FHLB advances to Secured Overnight Funding Rate (“SOFR”) consistent with the Federal Housing Finance Agency’s directive to the FHLB in the first quarter of 2020. Additionally, the CIT debt issuance in the second quarter of 2020 contained a floating rate component based on SOFR plus a margin. CIT will continue to assess the use of SOFR and other alternative rates as the market and best practices for transitioning to alternative rates develop.

Our funding sources consist primarily of non-maturity deposits and time deposits generated through the core deposit channels, including Online, Branch, HOA and Commercial as well as our network of deposit brokers. We also support our funding needs through wholesale funding sources (unsecured and secured debt), including FHLB advances.

At March 31, 2021, deposits totaled $42 billion. The deposit rates we offer are influenced by market conditions and competitive factors. Market rates are the key drivers of deposit costs and we continue to optimize deposit costs by improving our deposit mix, which includes the addition of relatively low cost HOA deposits. Changes in interest rates, expected funding needs, as well as actions by competitors, can affect our deposit taking activities and deposit pricing. We continue to believe our targeted non-maturity deposit customer retention is strong and we remain focused on optimizing our mix of deposits. We regularly assess the effect of deposit rate changes on our balances and seek to achieve optimal alignment between assets and liabilities. As CIT evolves its strategies through various interest rate cycles, management may periodically revise the modelling assumptions and approaches in accordance with CIT’s governance structure.

The table below summarizes the results of simulation modeling produced by our asset/liability management system. The simulations we run require assumptions about rates, time horizons, balance sheet volumes, prepayment speeds, pricing and deposit behaviors, along with other inputs. The results presented below reflect the simulation of the NII Sensitivity over the next twelve months and the EVE Sensitivity over the life of the interest rate sensitive assets, liabilities and off-balance sheet items. These simulations assume an immediate 100 and 200 bps parallel increase and a 25 bps parallel decrease for both periods from the market-based forward curve. The NII Sensitivity is presented based on an assumption that the balance sheet composition and size remain static over the 12-month projection period.

NII Sensitivity and EVE Sensitivity (dollars in millions)

	March 31, 2021			December 31, 2020
	+200 bps	+100 bps	-25 bps / 0% Floors	+200 bps	+100 bps	-25 bps / 0% Floors
NII Sensitivity	$169	$95	$(13)	$137	$85	$(15)
EVE Sensitivity	$(8)	$20	$(15)	$6	$62	$(54	) )

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

The 25 bps down shock reported above is modeled with an assumption of a 0% market rate floor. As part of our broader interest rate risk management practices, we also assessed a scenario which does not floor market rates at 0%, thereby allowing market rates to turn negative. In such a scenario, we expect the NII Sensitivity to be greater than the 25 bps down shock reported above.

As of March 31, 2021, EVE sensitivity primarily decreased due to extension in the mortgage securities and residential mortgage loan book as well as from shortening in the duration of the non-maturity deposit products as a result of the rate environment. NII sensitivity changes were largely a result of the Balance Sheet compositional changes.

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

FUNDING AND LIQUIDITY

We maintain a strong and diversified funding and liquidity foundation. As of March 31, 2021 we were 90% deposit funded, had a strong liquidity profile, and maintained a comprehensive liquidity risk management framework. The framework includes monitoring processes and systems that are designed to ensure we have the appropriate level of liquidity to meet expected and contingent funding needs under both normal and stressed environments.

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

At March 31, 2021, we had approximately $9.5 billion of total Liquid Assets and approximately $5.5 billion of contingent liquidity sources available, most of which is held at the Bank, commensurate with our assets.

•

At March 31, 2021, our Liquid Assets comprised approximately 17% of total assets and included $5.2 billion of Available Cash (of which $0.7 billion is available at the parent and non-bank subsidiaries) and approximately $4.3 billion of High Quality Liquid securities (“HQL securities”), of which approximately $0.8 billion is pledged but not drawn against at the FHLB and are also available for sale.

•	At March 31, 2021, our contingent liquidity sources include:
o

A committed and secured ABL facility of $750 million available to the parent and non-bank subsidiaries, of which $722 million was unused, provided that eligible assets are available to serve as collateral. Based on eligible collateral, net of reserves, $501 million was available to be drawn to support the FHC liquidity needs.

o	A committed Revolving Credit Facility of $300 million, of which $276 million was available to be drawn by CIT Group Inc.
o

FHLB capacity of $5.3 billion (collateralized by lending assets), of which $0.6 billion was outstanding, resulting in $4.7 billion of available capacity for CIT Bank. (The $5.3 billion capacity amount excludes $0.7 billion of capacity to borrow against HQL securities, which are pledged at the FHLB but are available for sale until CIT borrows against the securities).

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

Cash

Cash totaled $5.3 billion at March 31, 2021 and $4.0 billion at December 31, 2020. The increase was primarily driven by sales of investment securities.

Investment Securities

Investment securities consisted primarily of US Treasury and Agency-issued fixed income securities and totaled $4.9 billion at March 31, 2021 and $6.9 billion at December 31, 2020, of which $4.7 billion and $6.7 billion, respectively, were AFS. Given market conditions, during the quarter we strategically sold certain AFS securities, which were primarily mortgage backed securities (“MBS”), to monetize unrealized gains that resided in AOCI. Securities of $0.9 billion and $1.9 billion were pledged as of March 31, 2021 and December 31, 2020, respectively, to secure public funds, FHLB financing availability, and derivative contracts and for other purposes as required or permitted by law.

We had $75 million and $150 million of securities purchased under agreement to resell at March 31, 2021 and December 31, 2020, respectively. See Note 6 — Investment Securities in Item 1 and below for additional information on types and maturities of investment securities.

Funding Sources

We fund our operations through deposits and borrowings. Deposits totaled $42.0 billion, 90% of total funding at March 31, 2021 and $43.0 billion, 88% of total funding at December 31, 2020. Borrowings totaled $4.8 billion at March 31, 2021 and $5.8 billion at December 31, 2020, respectively. Borrowings consist of senior unsecured notes, subordinated unsecured notes and secured borrowings (primarily FHLB advances).

Unsecured borrowings decreased to 9% of total funding in the current quarter from 10% at December 31, 2020. Secured borrowings was 1% at March 31, 2021 and 2% at December 31, 2020. See further discussions below.

In the first quarter of 2021, $500 million of unsecured borrowings was scheduled to mature, which we redeemed on February 9, 2021. No premium was paid upon redemption. In addition, we paid down $500 million of FHLB debt. There are no scheduled unsecured borrowings maturities coming due until August 2022 and the FHLB advances are due in the second quarter of 2022, although our FHLB advances contain prepayment optionality allowing us to prepay the advance one year prior to maturity. As of March 31, 2021, time deposits with maturities over the coming twelve months were $6.3 billion.

See FRB discussion later in this section for further details and the Net Finance Revenue section for a tabular presentation of our average funding mix.

Deposits

CIT Bank offers a full suite of deposit offerings to its commercial and consumer customers through a national online platform, a network of approximately 80 branches, which are in top MSAs in Southern California, and include bank branches acquired with the MOB Acquisition, primarily in the Southwest, Midwest and Southeast. The period end balances are as follows:

Deposits by Channel (dollars in millions)

	March 31, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
Online	$17,628.0	42%	$18,864.6	44%
Branch	11,395.4	27%	11,461.8	26%
Homeowners association	6,534.9	16%	5,871.6	14%
Commercial	4,215.4	10%	4,445.0	10%
Brokered / other	2,251.0	5%	2,428.6	6%
Total deposits	$42,024.7	100%	$43,071.6	100%

The following table details our period end deposit balances by type:

Deposits by Type (dollars in millions)

	March 31, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
Savings and money market	$26,362.5	63%	$26,019.1	60%
Time deposits	8,904.5	21%	10,420.2	24%
Interest-bearing checking	3,421.4	8%	3,247.6	8%
Non-interest bearing deposits	3,336.3	8%	3,384.7	8%
Total deposits	$42,024.7	100%	$43,071.6	100%

The decline in the deposit balance in the first quarter of 2021 reflected our decision to reduce excess interest-bearing cash and implement strategic rate reductions. We lowered higher cost deposits, partially offset by seasonally higher balances and growth in the HOA channel. We continued to shift the mix from time deposits to non-maturity deposits.

See “Net Finance Revenue” for discussion on deposits interest expense and rates.

At the Company, the period end loans and leases to deposits ratio was 103% at March 31, 2021, compared to 104% at December 31, 2020. At the Bank, the period end loans and leases to deposits ratio was 91% at March 31, 2021, compared to 90% at December 31, 2020.

Unsecured Borrowings

Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility had a total commitment amount of $300 million as of March 31, 2021, of which approximately $276 million was available to be drawn and the remainder was utilized for letters of credit.

Senior Unsecured Notes

At March 31, 2021, senior unsecured notes outstanding totaled $3.7 billion and the weighted average coupon rate was 4.70%, compared to $4.2 billion and 4.63% at December 31, 2020. The changes reflected the $500 million redemption in February.

Subordinated Unsecured Notes

Subordinated unsecured notes principal amount totaled $500 million as of March 31, 2021 and consisted of $100 million of 4.125% fixed-to-fixed subordinated notes due in 2029 and $400 million of 6.125% fixed rate subordinated notes due 2028, which are included in Tier 2 capital.

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

The decline in FHLB advances to $600.0 million at March 31, 2021 reflected $500 million of net repayment during the quarter. CIT Bank may borrow additional FHLB advances, as liquidity needs arise or repay advances as liquidity allows. The available capacity of $5,439.0 million includes $743.4 million to borrow against $775.1 million of pledged HQL securities, which have not been borrowed against at March 31, 2021 and remain available for sale. FHLB advances and pledged assets are also discussed in Note 8 — Borrowings.

Other Secured and Structured Financings

Outstanding other secured and structured financings were not significant and totaled $7.6 million at March 31, 2021, and $6.1 million at December 31, 2020. The total borrowing capacity of the ABL facility was $750 million, with net availability based on eligible collateral. There were $28 million of LCs outstanding and no borrowings at March 31, 2021. The facility expires in December 2021.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight borrowings. Effective March 16, 2020, the FRB announced changes to the FRB Discount Window, including the extension of the term of such borrowings up to 90 days. The borrowing capacity is determined by the FRB based on the collateral pledged. There were no outstanding borrowings with the FRB Discount Window as of March 31, 2021 and December 31, 2020. See Note 8 — Borrowings in Item 1 for total balances pledged, including amounts to the FRB.

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

Contractual Commitments

The following table summarizes commitment expiration during the respective twelve-month periods.

Commitment Expiration for the Twelve Months Ending March 31 (dollars in millions)

	Total	2021	2022	2023	2024	2025+
Financing commitments (excluding leases)	$7,347.7	$2,773.0	$1,171.5	$1,586.3	$1,018.0	$798.9
Lessor commitments	639.5	639.5	—	—	—	—
Letters of credit	284.8	38.2	44.3	116.9	26.4	59.0
Deferred purchase agreements	1,894.1	1,894.1	—	—	—	—
Total contractual commitments	$10,166.1	$5,344.8	$1,215.8	$1,703.2	$1,044.4	$857.9

At March 31, 2021, substantially all of our undrawn financing commitments were senior facilities, with approximately 95% secured by commercial equipment or other assets, and the remainder primarily comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance and Real Estate Finance divisions of Commercial Banking and include unused revolver availability of $3.1 billion, which is subject to borrower base revolver capacity and covenant compliance. Also included in financing commitments are delayed draws and term loans of $2.2 billion. Customer draws on such facilities are subject to certain pre-determined contract conditions. The top ten undrawn financing commitments totaled $700.1 million at March 31, 2021. Financing commitments related to consumer loans totaled approximately $574.7 million. See Note 13 – Commitments in Item 1 for further detail.

CAPITAL

Capital Management

The Company’s capital management is discussed in our Annual Report on Form 10-K, Item 1. Business Overview - Regulation, subsections “Capital Requirements” and “Regulatory Expectations for Capital Planning.”

The Company maintains a comprehensive capital adequacy process. The Company establishes internal capital risk limits and warning thresholds, which utilize Risk-Based and Leverage-Based Capital calculations, internal and external early warning indicators, its capital planning process, and stress testing to evaluate the Company's capital adequacy for multiple types of risk in both normal and stressed environments. The capital management framework requires management to define contingency plans, which may be employed at management’s discretion.

Return of Capital

We declared and paid the following dividends in 2021:

Declaration Date	Payment Date	Per Share Dividend
Common Stock
January 22, 2021	February 19, 2021	$0.35
Series B Preferred Stock (dividend per share rounded)
January 22, 2021	March 15, 2021	$0.35

On April 20, 2021, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.35 per outstanding common share. The common stock dividend is payable on May 21, 2021 to common shareholders of record as of May 7, 2021.

On April 20, 2021, the Board of Directors of the Company declared a semi-annual cash dividend in the amount of $29.00 per outstanding Series A preferred stock. The dividend is payable on June 15, 2021 to Series A preferred shareholders of record as of May 28, 2021. On April 20, 2021, the Board of Directors of the Company declared a quarterly cash dividend in the amount of approximately $0.35 per outstanding Series B preferred stock. The dividend is payable on June 15, 2021 to Series B preferred shareholders of record as of May 28, 2021.

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve and OCC capital guidelines for assessing adequacy of capital. The regulatory capital guidelines applicable to the Company and CIT Bank were the Basel III Rule and the Simplification Final Rule for the periods ended March 31, 2021 and December 31, 2020. At March 31, 2021 and December 31, 2020, the capital ratios of the Company and CIT Bank exceeded all capital adequacy requirements.

In March 2020, the OCC, FRB and FDIC collectively issued the Revised CECL Transition Rule for regulatory capital, which provides for the option to delay for two years the impact of CECL’s effect on regulatory capital, followed by a three-year transition period. The Company elected to use the 5-year transition under the Revised CECL Transition Rule, which resulted in a benefit of

$144.3 million in capital as of March 31, 2021.

Capital Components, Risk-Weighted Assets, and Capital Ratios (dollars in millions)

	March 31,	December 31,
	2021	2020
CET1 Capital
Total common stockholders’ equity(1)	$5,290.7	$5,197.9
Effect of CECL transition impact on retained earnings(2)	144.3	174.0
Effect of certain items in AOCI excluded from CET1 Capital	139.0	(44.8)
Adjusted total equity	5,574.0	5,327.1
Deferred tax assets (DTAs) arising from net operating loss and tax credit carryforwards	(13.3)	(8.8)
Intangible assets, net of associated DTLs	(117.1)	(125.5)
CET1 Capital	5,443.6	5,192.8
Additional Tier 1 Capital
Preferred Stock	525.0	525.0
Total Additional Tier 1 Capital	525.0	525.0
Total Tier 1 Capital	5,968.6	5,717.8
Tier 2 Capital
Qualifying Tier 2 Capital Instruments	495.0	494.9
Qualifying adjusted allowance for credit losses(2)(3)	627.6	650.5
Total Tier 2 Capital	1,122.6	1,145.4
Total Capital	$7,091.2	$6,863.2
Risk-Weighted Assets	$50,081.4	$51,847.0
CIT Ratios
CET1 Capital Ratio	10.9%	10.0%
Tier 1 Capital Ratio	11.9%	11.0%
Total Capital Ratio	14.2%	13.2%
Tier 1 Leverage Ratio	10.4%	9.5%
CIT Bank, N.A. Capital Components and Ratios
CET1 Capital	$5,165.2	$4,907.7
Tier 1 Capital	5,165.2	4,907.7
Total Capital	6,002.1	5,760.1
Risk-Weighted Assets	42,787.3	43,962.5
CET1 Capital Ratio	12.1%	11.2%
Tier 1 Capital Ratio	12.1%	11.2%
Total Capital Ratio	14.0%	13.1%
Tier 1 Leverage Ratio	10.0%	8.9%
Effective/Required Minimum Ratios under Basel III Guidelines (CIT and CIT Bank)
CET1 Capital Ratio	7.0%	7.0%
Tier 1 Capital Ratio	8.5%	8.5%
Total Capital Ratio	10.5%	10.5%
Tier 1 Leverage Ratio	4.0%	4.0%
(1)	See Condensed Consolidated Balance Sheets for the components of total common stockholders’ equity.
(2)	Reflects the CECL transition impact based on the Revised CECL Transition Rule.
(3)

ACL included in Tier 2 Capital is limited to 1.25% of risk weighted assets and includes allowance for off-balance sheet credit exposures (i.e. unfunded lending commitments and DPAs) recorded in other liabilities.

CET1 Capital increased from December 31, 2020, reflecting earnings for the quarter, combined with a reduction in RWA.

The reconciliation of balance sheet assets to RWA is presented below:

Risk-Weighted Assets (dollars in millions)

	March 31,	December 31,
	2021	2020
Balance sheet assets	$56,049.1	$58,106.6
Risk weighting adjustments to balance sheet assets	(12,087.8)	(12,898.1)
Off-Balance sheet items	6,120.1	6,638.5
Risk-Weighted Assets	$50,081.4	$51,847.0

As discussed elsewhere, the decrease in balance sheet assets reflects a decline in loans and investment securities, partially offset by an increase in cash. The risk weighting adjustments to balance sheet assets as of March 31, 2021 decreased from December 31, 2020 as a result the decline in assets, as well as mix, and lower off-balance sheet commitments.

The 2021 off-balance sheet items primarily reflect $2.9 billion of unused lines of credit (largely related to the Commercial and Real Estate Finance divisions), $1.9 billion related to DPAs (Commercial Finance division), and $0.5 billion of derivative exposures. See Note 13 — Commitments in Item 1 for further detail on commitments.

Book Value, Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	March 31,	December 31,
	2021	2020
Total common stockholders' equity	$5,290.7	$5,197.9
Intangible assets	(126.5)	(134.9)
Tangible book value(1)	$5,164.2	$5,063.0
Book value per share	$53.41	$52.71
Tangible book value per share(1)	$52.13	$51.34
(1)	Tangible book value and tangible book value per share are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of Non-GAAP to GAAP financial information

Book value ("BV") and tangible book value (“TBV”), and the respective per share amounts, at March 31, 2021 increased from December 31, 2020, as net income more than offset changes in AOCI and dividends paid, as well as the increase in common shares outstanding due to the vesting of restricted stock.

CIT BANK, N.A.

The following tables present condensed financial information for CIT Bank. Trends and significant items are discussed in the previous sections of the MD&A. Loans and leases not included in the bank primarily relate to certain rail assets and our factoring business.

Condensed Balance Sheets (dollars in millions)

	March 31,	December 31,
	2021	2020
ASSETS:
Cash and deposits with banks	$5,140.3	$3,829.8
Securities purchased under agreement to resell	75.0	150.0
Investment securities	4,920.3	6,871.1
Assets held for sale	754.1	718.2
Loans	32,755.3	33,632.5
Allowance for credit losses	(911.6)	(1,024.6)
Operating lease equipment, net	5,137.6	5,232.2
Bank owned life insurance	1,176.9	1,168.8
Other assets	1,610.3	1,806.7
Total Assets	$50,658.2	$52,384.7
LIABILITIES AND EQUITY:
Deposits, including $601.9 and $1,131.3 due to affiliates at March 31, 2021 and December 31, 2020, respectively	$42,626.6	$44,202.9
FHLB advances	600.0	1,100.0
Borrowings, including $552.2 and $552.2 due to affiliates at March 31, 2021 and December 31, 2020, respectively	874.0	872.7
Other liabilities, including $131.3 and $89.7 payable to affiliates at March 31, 2021 and December 31, 2020, respectively	1,523.0	1,266.1
Total Liabilities	45,623.6	47,441.7
Total Equity	5,034.6	4,943.0
Total Liabilities and Equity	$50,658.2	$52,384.7

Capital Ratios – see Capital section

Loans and Leases, including HFS, by Segment (dollars in millions)

	March 31,	December 31,
	2021	2020
Commercial Banking
Commercial Finance	$15,035.5	$14,875.1
Business Capital	5,011.3	5,118.8
Rail	4,485.5	4,508.0
Real Estate Finance	7,197.9	7,554.1
Total	31,730.2	32,056.0
Consumer Banking
Consumer and Community Banking	5,357.6	5,828.2
Legacy Consumer Mortgages	1,559.2	1,698.7
Total	6,916.8	7,526.9
Total loans and leases	$38,647.0	$39,582.9

Condensed Statements of Operations (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Interest and fees on loans	$350.9	$373.1	$448.3
Other interest and dividends	23.7	27.7	45.3
Interest income	374.6	400.8	493.6
Interest on deposits	61.2	77.7	156.6
Interest on borrowings	4.7	6.3	13.8
Interest expense on deposits and payables with affiliated companies	4.5	4.5	4.4
Interest expense	70.4	88.5	174.8
Net interest revenue	304.2	312.3	318.8
Provision for credit losses	(98.4)	7.3	507.0
Net interest revenue, after credit provision	402.6	305.0	(188.2)
Rental income on operating leases	120.4	125.6	124.5
Other non-interest income	200.5	105.8	100.7
Total net revenue, net of interest expense and credit provision	723.5	536.4	37.0
Operating expenses	250.5	284.5	293.9
Loss on debt extinguishment and deposit redemptions	-	0.1	-
Goodwill impairment	-	115.1	323.1
Depreciation on operating lease equipment	66.7	67.2	60.2
Maintenance and other operating lease expenses	35.7	18.6	30.4
Income (loss) before provision for income taxes	370.6	50.9	(670.6)
Provision (benefit) for income taxes	94.9	19.0	(117.4)
Net income (loss)	$275.7	$31.9	$(553.2)
New business volume - funded	$2,439.9	$2,788.2	$3,571.7

Net Finance Revenue (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Interest income	$374.6	$400.8	$493.6
Rental income on operating leases	120.4	125.6	124.5
Finance revenue	495.0	526.4	618.1
Interest expense	70.4	88.5	174.8
Depreciation on operating lease equipment	66.7	67.2	60.2
Maintenance and other operating lease expenses	35.7	18.6	30.4
Net finance revenue	$322.2	$352.1	$352.7
AEA	$49,770.5	$52,989.8	$49,780.0

Net Finance Margin

	Quarters Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Interest income	3.01%	3.03%	3.97%
Rental income on operating leases	0.97%	0.95%	1.00%
Finance revenue	3.98%	3.98%	4.97%
Interest expense	0.56%	0.67%	1.41%
Depreciation on operating lease equipment	0.54%	0.51%	0.48%
Maintenance and other operating lease expenses	0.29%	0.14%	0.25%
Net finance margin	2.59%	2.66%	2.83%

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

Management believes that the judgments and assessments utilized for the more critical accounting estimates, such as the ACL and realizability of deferred tax assets, are reasonable. We do not believe that different assumptions are more likely than those utilized, although actual events may differ from such assumptions. Consequently, our estimates could prove inaccurate, and we may be exposed to charges to earnings that could be material.

There have been no significant changes to the methodologies and processes used in developing estimates relating to these items from those described in our 2020 Form 10-K.

SELECT DATA

Select Data (dollars in millions, except per share amounts)

	Quarters Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Select Statement of Operations Data
Net interest revenue	$268.5	$275.6	$287.9
Provision for credit losses	(117.4)	(0.5)	513.9
Total non-interest income	424.6	360.2	340.4
Total non-interest expenses	410.4	599.8	811.0
Net income (loss)	303.8	8.6	(624.3)
Net income (loss) available to common shareholders	301.0	(3.6)	(628.1)
Per Common Share Data
Diluted income (loss) per common share	$3.04	$(0.04)	$(6.40)
Book value per common share	53.41	52.71	54.24
Tangible book value per common share	52.13	51.34	51.12
Dividends declared per common share	0.35	0.35	0.35
Dividend payout ratio	11.5%	NM	NM
Performance Ratios
Return (available to common shareholders) on average common stockholders' equity	22.99%	NM	NM
Return (available to common shareholders) on average tangible common stockholders' equity	24.07%	8.37%	NM
Net finance revenue as a percentage of average earning assets	2.46%	2.37%	2.73%
Return (available to common shareholders) on AEA	2.26%	NM	NM
Average total equity to average total asset ratio	10.3%	9.8%	11.4%
Balance Sheet Data
Loans including receivables pledged	$34,957.5	$36,144.6	$38,530.4
Allowance for credit losses	(942.3)	(1,063.8)	(1,111.1)
Operating lease equipment, net	7,733.4	7,836.6	7,488.1
Total cash and deposits	5,348.6	4,011.7	3,698.5
Investment securities	4,937.9	6,889.0	6,128.6
Total assets	56,049.1	58,106.6	58,936.7
Deposits	42,024.7	43,071.6	42,162.1
Borrowings	4,839.7	5,837.3	8,094.3
Total common stockholders’ equity	5,290.7	5,197.9	5,335.8
Credit Quality
Non-accrual loans as a percentage of loans	1.90%	1.63%	0.99%
Net charge-offs as a percentage of average loans	0.15%	1.48%	0.57%
Allowance for credit losses as a percentage of loans	2.70%	2.94%	2.88%
Capital Ratios
CET1 capital ratio	10.9%	10.0%	9.7%
Tier 1 capital ratio	11.9%	11.0%	10.7%
Total capital ratio	14.2%	13.2%	12.9%

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

The accompanying MD&A contains non-GAAP financial measures. We intend our non-GAAP financial measures to provide transparency about, or an alternate means of assessing, our operating results and financial position for our investors and analysts, on the same basis that our management analyzes such results.

Whenever we refer to a non-GAAP financial measure, we generally define it, or present the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, along with a reconciliation of the differences between the U.S. GAAP financial measure and the non-GAAP financial measure. In instances when the non-GAAP balance is an aggregation of various line items from a financial statement, we present those exact line item names and balances for the user to clearly see the components. We also describe the measure and explain why we believe the measure to be useful.

1.	Total Net Revenue, Net Finance Revenue, and Net Operating Lease Revenue

Total net revenue is a non-GAAP measure that represents the combination of NFR and other non-interest income and is an aggregation of all sources of revenue for the Company. The source of the data is various statement of operations line items, arranged in a different order and with different subtotals than included in the statement of operations, and therefore is considered non-GAAP. Total net revenue is used by management to monitor business performance and to calculate a net efficiency ratio, as discussed below in item 2.

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

Due to the nature of our loans and leases, which include a higher proportion of operating lease equipment than most BHCs, certain financial measures commonly used by other BHCs are not as meaningful for our Company. As such, given our asset composition includes a high level of operating lease equipment, NFM as calculated below is used by management, rather than net interest margin (“NIM”) (a common metric used by other bank holding companies), which does not fully reflect the earnings of our portfolio because it includes the impact of debt costs of all our assets but excludes the net operating lease revenue.

Net operating lease revenue is a non-GAAP measure that represents the combination of rental income on operating leases less depreciation on operating lease equipment and maintenance and other operating lease expenses. Net operating lease revenues is a measurement used by management to monitor portfolio performance and returns on its purchased equipment.

Total Net Revenue and Net Operating Lease Revenue (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Interest income	$388.1	$415.2	$513.6
Rental income on operating lease equipment	194.7	198.9	209.8
Finance revenue (Non-GAAP)	582.8	614.1	723.4
Interest expense	119.6	139.6	225.7
Depreciation on operating lease equipment	84.7	85.5	78.3
Maintenance and other operating lease expenses	51.6	54.2	53.6
Net finance revenue (NFR) (Non-GAAP)	326.9	334.8	365.8
Other non-interest income	229.9	161.3	130.6
Total net revenues (Non-GAAP)	$556.8	$496.1	$496.4

NFR (Non-GAAP)	$326.9	$334.8	$365.8
Net finance margin (NFR as a % of AEA)(NFM)(Non-GAAP)	2.46%	2.37%	2.73%

Net Operating Lease Revenue
Rental income on operating leases	$194.7	$198.9	$209.8
Depreciation on operating lease equipment	84.7	85.5	78.3
Maintenance and other operating lease expenses	51.6	54.2	53.6
Net operating lease revenue (Non-GAAP)	$58.4	$59.2	$77.9

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

Net efficiency ratio is another key performance metric. Net efficiency ratio is a non-GAAP measurement used by management to measure the level of operating expenses (before restructuring costs and intangible amortization) to total net revenues. The base ratio is derived by dividing the operating expenses (before restructuring costs and intangible amortization) by total net revenue (see components in Item 1 above). A lower result reflects a more efficient use of our expenses to generate revenue.

We present a second net efficiency calculation that excludes other noteworthy items in the numerator and denominator due to their episodic nature and size. (Restructuring costs are considered noteworthy items.) Due to the exclusions of the items, both calculations are considered non-GAAP measures.

See “Non-Interest Expenses” for operating expenses.

Net Efficiency Ratio (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Total net revenues (Non-GAAP)	$556.8	$496.1	$496.4
Noteworthy items	(83.0)	-	-
Total net revenues, excluding noteworthy items (Non-GAAP)	$473.8	$496.1	$496.4
Net efficiency ratio (Non-GAAP)	47.7%	62.7%	65.6%
Net efficiency ratio, excluding noteworthy items (Non-GAAP)	54.6%	54.9%	62.2%

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

Average Earnings Assets and Earning Assets (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Average Earning Assets (Non-GAAP)	$53,202.2	$56,508.4	$53,684.7

	March 31,	December 31,	March 31,
Period End Earning Assets	2021	2020	2020
Loans	$34,957.5	$36,144.6	$38,530.4
Operating lease equipment, net	7,733.4	7,836.6	7,488.1
Assets held for sale	757.4	721.2	73.2
Credit balances of factoring clients	(1,471.1)	(1,719.9)	(1,023.7)
Interest-bearing cash	5,191.0	3,837.1	3,477.8
Investment securities and securities purchased under agreement to resell	5,012.9	7,039.0	6,128.6
Total earning assets (Non-GAAP)	$52,181.1	$53,858.6	$54,674.4

Certain portfolios within the segments were being managed and are being either run-off or sold, such as the LCM portfolio in Consumer Banking. In order to gauge the underlying level of loans and leases, management will exclude this portfolio when comparing to prior periods. By excluding this from the total of loans, operating lease equipment and AHFS balances on the balance sheet, this metric is considered non-GAAP, and is presented only to assist the reader in understanding how management views the underlying change in earning asset levels in aggregate. The following table reflects the average balances for the respective periods.

Core Average Loans and Leases (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Total average loans (incl HFS, net of credit balances)	$34,592.3	$35,590.9	$36,493.6
Total average operating lease equipment (incl HFS)	7,831.2	7,845.3	7,416.1
Total average loans and leases (Non-GAAP)	42,423.5	43,436.2	43,909.7
Average non-core portfolio, LCM	1,653.7	1,810.8	2,155.8
Average core loans and leases	$40,769.8	$41,625.4	$41,753.9

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

ROTCE measures CIT’s profitability applicable to common stockholders as a percentage of average tangible common equity. This measure is useful for evaluating the performance of CIT as it calculates the return available to common stockholders without the impact of intangible assets. The average adjusted tangible common equity is derived using averages of balances presented, based on daily balances for the period.

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

Tangible Book Value (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Total common shareholders' equity	$5,290.7	$5,197.9	$5,335.8
Less: goodwill	-	-	146.8
Less: Intangible assets	126.5	134.9	160.1
Tangible common equity for ROTCE (Non-GAAP)	$5,164.2	$5,063.0	$5,028.9
Average tangible common equity (Non-GAAP)	$5,105.1	$4,972.1	$5,268.1

Income (loss) from continuing operations available to common shareholders	$301.0	$(3.6)	$(628.1)
Goodwill impairment, after tax	-	101.5	339.0
Intangible asset amortization, after tax	6.2	6.1	6.9
Non-GAAP income (loss) from continuing operations - for ROTCE calculation	$307.2	$104.0	$(282.2)
Return on average tangible common equity (Non-GAAP)	24.07%	8.37%	NM
Non-GAAP income (loss) from continuing operations (from the following non-GAAP noteworthy tables)	$244.6	$148.2	$(238.4)
Intangible asset amortization, after tax	6.2	6.1	6.9
Non-GAAP income (loss) from continuing operations - for ROTCE calculation, excluding noteworthy items	$250.8	$154.3	$(231.5)
Preferred dividend normalization	(4.7)	4.7	(4.7)
Non-GAAP (loss) income from continuing operations - for ROTCE calculation, excluding noteworthy items and preferred dividend normalization	$246.1	$159.0	$(236.2)
Return on average tangible common equity, after noteworthy items (Non-GAAP)	19.65%	12.41%	NM
Return on average tangible common equity, after noteworthy items and preferred dividend normalization	19.28%	12.79%	NM

5.	Net income (loss) excluding noteworthy items

Net income (loss) excluding noteworthy items are non-GAAP measures, as the measures exclude items from the respective line item in the GAAP statement of operations. The Company believes that adjusting for these items provides the user of CIT’s financial information a measure of the underlying performance of the Company. The non-GAAP noteworthy items are summarized in the following categories: significant due to the size of the transaction; transactions pertaining to items no longer considered core to CIT’s on-going operations (e.g. sales of non-strategic portfolios); and other items, such as restructuring costs or costs incurred specific to mergers and acquisitions.

Net Income (Loss) Available to Common Shareholders, Excluding Noteworthy Items (dollars in millions, except per share data)

		Pre-tax		After-Tax	Per
Description	Line Item	Balance	Tax(2)	Balance	Share
Quarter Ended March 31, 2021
Net income available to common shareholders				$301.0	$3.04
Gains on sales of investment securities	Other non-interest income	$(83.0)	$21.5	(61.5)	(0.62)
FCB merger costs	Operating expenses	6.9	(1.8)	5.1	0.05
Non-GAAP net income available to common shareholders, excluding noteworthy items(1)				$244.6	$2.47

		Pre-tax		After-Tax	Per
Description	Line Item	Balance	Tax(2)	Balance	Share
Quarter Ended December 31, 2020
Net loss available to common shareholders				$(3.6)	$(0.04)
Facilities impairment charges	Operating expenses	$17.9	$(4.5)	13.4	0.14
FCB merger costs	Operating expenses	11.4	(2.9)	8.5	0.09
MOB merger and integration costs	Operating expenses	9.6	(2.4)	7.2	0.07
Goodwill impairment	Goodwill impairment	140.4	(38.9)	101.5	1.03
Deferred tax liability adjustment	Provision for income taxes	-	21.2	21.2	0.22
Non-GAAP income available to common shareholders, excluding noteworthy items(1)				$148.2	$1.50

		Pre-tax		After-Tax	Per
Description	Line Item	Balance	Tax(2)	Balance	Share
Quarter Ended March 31, 2020
Net income available to common shareholders				$(628.1)	$(6.40)
MOB day 1 provision	Provision for credit losses	$44.8	$(8.1)	36.7	0.37
MOB merger and integration costs	Operating expenses	17.1	(3.1)	14.0	0.14
Goodwill impairment	Goodwill impairment	344.7	(5.7)	339.0	3.46
Non-GAAP net loss available to common shareholders, excluding noteworthy items(1)				$(238.4)	$(2.43)

(1)	Items may not sum due to rounding.
(2)	Income tax rates vary depending on the specific item and the entity location in which it is recorded.

6.	Effective Tax Rate Reconciliation

The provision for income taxes before noteworthy items and tax discrete items and the respective effective tax rate are non-GAAP measures, which management uses for analytical purposes to understand the Company’s underlying tax rate. Noteworthy items are presented in item 5 above, and discussed in various sections of the MD&A. The tax discrete items are referenced in Note 12 — Income Taxes.

Effective Tax Rate Reconciliation - Noteworthy Items (dollars in millions)

	Quarters Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Provision (benefit) for income taxes - GAAP	$96.3	$27.9	$(72.3)
Income tax on noteworthy items	(19.7)	27.5	16.9
Provision (benefit) for income taxes, excluding noteworthy items - Non-GAAP	76.6	55.4	(55.4)
Income tax - remaining discrete items	7.3	4.7	3.0
Provision (benefit) for income taxes, excluding noteworthy and tax discrete items - Non-GAAP	$83.9	$60.1	$(52.4)
Income (loss) from continuing operations before provision for income taxes	$400.1	$36.5	$(696.6)
Noteworthy items before tax	(76.1)	179.3	406.6
Adjusted income (loss) from continuing operations before provision for income taxes and discrete items - Non-GAAP	$324.0	$215.8	$(290.0)
Effective tax rate	24.1%	76.4%	10.4%
Effective tax rate, excluding noteworthy items - Non-GAAP	23.6%	25.7%	19.1%
Effective tax rate, excluding noteworthy and tax discrete items - Non-GAAP	25.9%	27.8%	18.1%
7.	Regulatory Capital Measures

Included within this Form 10-Q are risk-weighted assets, risk-based capital and leverage ratios as calculated under the Basel III Rule, the Simplification Final Rule and the Revised CECL Transition Rule as of March 31, 2021 and December 31, 2020. Such measures are considered key regulatory capital measures used by banking regulators, investors and analysts to assess CIT’s (as a BHC) regulatory capital position and to compare CIT to other financial institutions. For information on our capital ratios and requirements, see the “Capital” section.

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
•

regulatory changes and developments, including changes in laws or regulations governing our business and operations, or affecting our assets, including our operating lease equipment or changes in the regulatory environment, whether due to events or factors specific to CIT, or other large multi-national or regional banks, or the industry in general, including developments that could negatively affect our pending merger with First Citizens,

•

risks associated with dispositions of businesses or asset portfolios, including how to replace the income associated with such businesses or asset portfolios and the risk of residual liabilities from such businesses or portfolios,

•

risks associated with acquisitions of asset portfolios or businesses, including integrating technology and operations, merging cultures, and reducing duplication in personnel, policies, internal controls, and systems,

•

the duration, extent and severity of the COVID-19 pandemic, the responses of federal, state and local governments to the pandemic, and the speed and success of vaccination efforts worldwide, including the impact across our business, operations and employees as well as the effect on our customers and service providers and on the economy and markets more generally, and on First Citizens’ and/or CIT’s ability to complete the proposed merger,

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, (the “Exchange Act”) as of March 31, 2021. Based on such evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part Two — Other Information

Item 1.  Legal Proceedings

See Note 14 — Contingencies, in the Notes to the unaudited interim Condensed Consolidated Financial Statements in Part I, Item 1 — Financial Statements, which is incorporated by reference into this item.

Item 1A.  Risk Factors

Risk factors remain unchanged during the quarter. For a discussion of risk factors, see Part I, Item 1A. Risk Factors, of CIT’s 2020 Form 10-K, and Forward-Looking Statements of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our common stock during the quarter ended March 31, 2021.

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
10.12

Amendment No. 4 to Second Amended and Restated Revolving Credit and Guaranty Agreement, dated as of March 9, 2020, among CIT Group Inc., certain subsidiaries of CIT Group Inc., as Guarantors, the Lenders party thereto from time to time and Bank of America, N.A., as Administrative Agent and L/C Issuer (incorporated by reference to Exhibit 10.14 to Form 10-Q filed May 5, 2020).

10.13	Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2019) (incorporated by reference to Exhibit 10.19 to Form 10-Q filed May 3, 2019).
10.14	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with performance Based Vesting) (2019) (incorporated by reference to Exhibit 10.20 to Form 10-Q filed May 3, 2019).
10.15	Form of CIT Group Inc. Omnibus Incentive Plan Performance Share Unit Award Agreement (2020) (incorporated by reference to Exhibit 10.17 to Form 10-Q filed May 5, 2020).
10.16	Form of CIT Group Inc. Omnibus Incentive Plan Restricted Stock Unit Award Agreement (with performance Based Vesting) (2020) (incorporated by reference to Exhibit 10.18 to Form 10-Q filed May 5, 2020).
10.17

Voting Agreement, dated as of October 15, by and among CIT Group Inc., Frank B. Holding, Jr., Hope H. Bryant, Peter M. Bristow, and Claire H. Bristow (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 20, 2020).

10.18	Form of Severance Amendment Letter, dated October 19, 2020, from CIT Group, Inc. (incorporated by reference to Exhibit 99.1 to Form 8-K filed October 20, 2020).
10.19	Form of CIT Group Inc. Retention Award Agreement (incorporated by reference to Exhibit 10.21 to Form 10-K filed February 19, 2021).

31.1

Certification of Ellen R. Alemany pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. (filed herein)

31.2

Certification of John Fawcett pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Commission, as promulgated pursuant to Section 13(a) of the Securities Exchange Act and Section 302 of the Sarbanes-Oxley Act of 2002. (filed herein)

32.1**	Certification of Ellen R. Alemany pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herein)
32.2**	Certification of John Fawcett pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herein)
101

The following materials from CIT Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from CIT Group Inc.’s Form 10-Q for the quarterly period ended March 31, 2021, formatted inline XBRL (contained in exhibit 101.1).

*	Indicates a management contract or compensatory plan or arrangement.
**	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2021	CIT GROUP INC.

/s/ John Fawcett
John Fawcett
Executive Vice President and
Chief Financial Officer

/s/ Edward K. Sperling
Edward K. Sperling
Executive Vice President and Controller