Form 10-Q
period 2021-06-30
CIT GROUP INC
filed 2021-07-30
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934	☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021

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

Yes ☐ No ☒

As of July 22, 2021, there were 99,144,200 shares of the registrant’s common stock outstanding.

Part One — Financial Information

Item 1. Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions — except share data)

	June 30,	December 31,
	2021	2020
Assets
Cash and due from banks, including restricted balances of $25.4 at June 30, 2021 and $41.7 at December 31, 2020 (see Note 8 for amounts pledged)	$146.6	$174.6
Interest bearing cash, including restricted balances of $47.3 at June 30, 2021 and $2.6 at December 31, 2020 (see Note 8 for amounts pledged)	5,134.1	3,837.1
Securities purchased under agreement to resell	150.0	150.0
Investment securities (see Notes 6 and 8 for amounts pledged)	5,295.8	6,889.0
Assets held for sale	51.5	721.2
Loans (see Note 8 for amounts pledged)	33,711.1	36,144.6
Allowance for credit losses	(850.6)	(1,063.8)
Total loans, net of allowance for credit losses	32,860.5	35,080.8
Operating lease equipment, net (see Note 8 for amounts pledged)	7,781.8	7,836.6
Bank-owned life insurance	1,185.2	1,168.8
Other assets, including $302.1 at June 30, 2021 and $431.6 at December 31, 2020, at fair value	2,098.2	2,248.5
Total Assets	$54,703.7	$58,106.6
Liabilities
Deposits	$41,271.0	$43,071.6
Credit balances of factoring clients	1,530.5	1,719.9
Other liabilities, including $71.7 at June 30, 2021 and $79.2 at December 31, 2020, at fair value	1,622.3	1,754.9
Borrowings, including $0.0 at June 30, 2021 and $500.0 at December 31, 2020 contractually due within twelve months	4,244.1	5,837.3
Total Liabilities	48,667.9	52,383.7
Stockholders’ Equity
Preferred Stock: $0.01 par value, 100,000,000 shares authorized, 8,325,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	525.0	525.0
Common Stock: $0.01 par value, 600,000,000 shares authorized
Issued: 164,106,299 at June 30, 2021 and 163,309,861 at December 31, 2020	1.6	1.6
Outstanding: 99,143,345 at June 30, 2021 and 98,609,395 at December 31, 2020
Paid-in capital	6,922.5	6,892.0
Retained earnings	1,873.7	1,428.3
Accumulated other comprehensive income (loss)	(115.4)	35.7
Treasury stock: 64,962,954 shares at June 30, 2021 and 64,700,466 shares at December 31, 2020 at cost	(3,171.6)	(3,159.7)
Total Common Stockholders’ Equity	5,510.8	5,197.9
Total Equity	6,035.8	5,722.9
Total Liabilities and Equity	$54,703.7	$58,106.6

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (dollars in millions — except per share data)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income
Interest and fees on loans	$355.7	$417.2	$719.7	$884.8
Other interest and dividends	17.4	29.7	41.5	75.7
Interest income	373.1	446.9	761.2	960.5
Interest expense
Interest on deposits	50.7	138.3	111.9	294.9
Interest on borrowings	56.1	64.2	114.5	133.3
Interest expense	106.8	202.5	226.4	428.2
Net interest revenue	266.3	244.4	534.8	532.3
Provision for credit losses	(72.2)	223.6	(189.6)	737.5
Net interest revenue, after credit provision	338.5	20.8	724.4	(205.2)
Non-interest income
Rental income on operating leases	188.2	200.9	382.9	410.7
Other non-interest income	160.7	102.6	390.6	233.2
Total non-interest income	348.9	303.5	773.5	643.9
Total revenue, net of interest expense and credit provision	687.4	324.3	1,497.9	438.7
Non-interest expenses
Depreciation on operating lease equipment	82.8	81.1	167.5	159.4
Maintenance and other operating lease expenses	54.8	56.1	106.4	109.7
Operating expenses	251.2	360.4	525.2	694.8
Goodwill impairment	-	-	-	344.7
(Gain) loss on debt extinguishment and deposit redemption	-	(14.8)	0.1	(14.8)
Total non-interest expenses	388.8	482.8	799.2	1,293.8
Income (loss) before provision (benefit) for income taxes	298.6	(158.5)	698.7	(855.1)
Provision (benefit) for income taxes	71.7	(73.2)	168.0	(145.5)
Net income (loss)	$226.9	$(85.3)	$530.7	$(709.6)
Preferred stock dividends	12.3	12.3	15.1	16.1
Net income (loss) available to common shareholders	$214.6	$(97.6)	$515.6	$(725.7)
Income (loss) per common share
Basic	$2.17	$(0.99)	$5.21	$(7.39)
Diluted	$2.14	$(0.99)	$5.17	$(7.39)
Average number of common shares (thousands)
Basic	99,110	98,438	98,961	98,263
Diluted	100,340	98,438	99,708	98,263

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$226.9	$(85.3)	$530.7	$(709.6)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	-	(0.1)	(0.1)	(1.0)
Net unrealized (losses) gains on available for sale securities	32.4	(1.0)	(151.7)	116.0
Changes in benefit plans net gains and prior service (cost)/credit	0.4	0.1	0.7	2.9
Other comprehensive (loss) income, net of tax	$32.8	$(1.0)	$(151.1)	$117.9
Comprehensive income (loss)	$259.7	$(86.3)	$379.6	$(591.7)

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Total Equity
March 31, 2021	$525.0	$1.6	$6,914.3	$1,694.5	$(148.2)	$(3,171.5)	$5,815.7
Net income	—	—	—	226.9	—	—	226.9
Other comprehensive income, net of tax	—	—	—	—	32.8	—	32.8
Dividends paid ($0.35 per common share and $29.00 per preferred A share and $0.35 per preferred B share)	—	—	—	(47.7)	—	—	(47.7)
Amortization of stock compensation expenses	—	—	7.2	—	—	(0.1)	7.1
Employee stock purchase plan	—	—	1.0	—	—	—	1.0
June 30, 2021	$525.0	$1.6	$6,922.5	$1,873.7	$(115.4)	$(3,171.6)	$6,035.8

March 31, 2020	$525.0	$1.6	$6,873.3	$1,552.1	$66.8	$(3,158.0)	$5,860.8
Net loss	—	—	—	(85.3)	—	—	(85.3)
Other comprehensive loss, net of tax	—	—	—	—	(1.0)	—	(1.0)
Dividends paid ($0.35 per common share and $29.00 per preferred A share and $0.35 per preferred B share)	—	—	—	(47.4)	—	—	(47.4)
Amortization of stock compensation expenses	—	—	11.1	—	—	—	11.1
Employee stock purchase plan	—	—	1.1	—	—	—	1.1
June 30, 2020	$525.0	$1.6	$6,885.5	$1,419.4	$65.8	$(3,158.0)	$5,739.3

December 31, 2020	$525.0	$1.6	$6,892.0	$1,428.3	$35.7	$(3,159.7)	$5,722.9
Net income	—	—	—	530.7	—	—	530.7
Other comprehensive loss, net of tax	—	—	—	—	(151.1)	—	(151.1)
Dividends paid ($0.70 per common share and $29.00 per preferred A share and $0.70 per preferred B share)	—	—	—	(85.3)	—	—	(85.3)
Amortization of stock compensation expenses	—	—	28.5	—	—	(11.9)	16.6
Employee stock purchase plan	—	—	2.0	—	—	—	2.0
June 30, 2021	$525.0	$1.6	$6,922.5	$1,873.7	$(115.4)	$(3,171.6)	$6,035.8

December 31, 2019	$525.0	$1.6	$6,853.7	$2,307.6	$(52.1)	$(3,296.8)	$6,339.0
Adoption of ASU 2016-13	—	—	—	(82.4)	—	—	(82.4)
Net loss	—	—	—	(709.6)	—	—	(709.6)
Other comprehensive loss, net of tax	—	—	—	—	117.9	—	117.9
Dividends paid ($0.70 per common share and $29.00 per preferred A share and $0.83 per preferred B share)	—	—	—	(86.1)	—	—	(86.1)
Issuance of common stock - acquisition	—	—	—	(10.1)	—	151.3	141.2
Amortization of stock compensation expenses	—	—	29.9	—	—	(12.5)	17.4
Employee stock purchase plan	—	—	1.9	—	—	—	1.9
June 30, 2020	$525.0	$1.6	$6,885.5	$1,419.4	$65.8	$(3,158.0)	$5,739.3

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operations
Net income (loss)	$530.7	$(709.6)
Adjustments to reconcile net income (loss) to net cash flows from operations:
(Benefit) provision for credit losses	(189.6)	737.5
Depreciation on operating lease equipment	167.5	159.4
Amortization of stock compensation expenses	28.5	29.9
Net gain on asset sales and impairments on assets held for sale	(229.1)	(85.0)
Loss on debt extinguishment and deposit redemption	0.1	(14.8)
Provision for deferred income taxes	148.0	(127.2)
Increase (decrease) in loans held for sale	0.4	(51.7)
Goodwill impairment	—	344.7
Decrease (increase) in other assets	227.9	(383.5)
Decrease in other liabilities	(267.9)	(74.4)
Other operating activities	42.0	47.1
Net cash flows provided by (used in) operations	458.5	(127.6)
Cash Flows from Investing Activities
Changes in loans, net	1,868.0	(595.7)
Purchases of investment securities and securities purchased under agreement to resell	(2,247.4)	(2,283.9)
Proceeds from sales and maturities of investment securities and securities purchased under agreement to resell	3,673.4	5,500.6
Proceeds from asset and receivable sales	1,283.7	243.3
Purchases of assets to be leased and other equipment	(275.6)	(685.3)
Proceeds from sale of OREO, net of repurchases	1.3	9.0
Purchase of bank owned life insurance	—	(100.0)
Acquisition, net of cash received	—	(727.1)
Other investing activities	—	(69.0)
Net cash flows provided by investing activities	4,303.4	1,291.9
Cash Flows from Financing Activities
Proceeds from the issuance of term debt and FHLB advances	603.5	2,204.1
Repayments of term debt and FHLB advances	(2,204.7)	(1,368.8)
Net (decrease) increase in deposits	(1,801.1)	3,689.3
Dividends paid	(85.3)	(86.1)
Other financing activities	(6.3)	(203.7)
Net cash flows (used in) provided by financing activities	(3,493.9)	4,234.8
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1.0	(4.4)
Increase (decrease) in cash, cash equivalents and restricted cash	1,269.0	5,394.7
Cash, cash equivalents and restricted cash beginning of period	4,011.7	2,685.6
Cash, cash equivalents and restricted cash end of period	$5,280.7	$8,080.3
Supplementary Cash Flow Disclosures
Interest paid	$(221.8)	$(425.3)
Federal, foreign, state and local income taxes (paid) refunded, net	(8.6)	1.1
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	357.0	65.7
Transfer of assets from held for sale to held for investment	10.8	18.5
Transfers of assets to OREO	2.2	0.3
Commitments extended during the period on affordable housing investment credits	65.4	52.1
Issuance of common stock - acquisition	—	141.2

The following tables shows a reconciliation of cash, cash equivalents and restricted cash on the Balance Sheet to that presented in the above Statements of Cash Flow.

	Six Months Ended June 30,
	2021	2020
Cash and due from banks, including restricted balances of $25.4 and $23.7 at June 30, 2021 and 2020, respectively	$146.6	$181.6
Interest-bearing cash, including restricted balances of $47.3 and $2.0 at June 30, 2021 and 2020, respectively	5,134.1	7,898.7
Total cash, cash equivalents, and restricted cash shown in the Statement of Cash Flows	$5,280.7	$8,080.3

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

Announcement of Definitive Merger Agreement

On October 16, 2020, First Citizens BancShares, Inc. ("First Citizens"), the parent company of First-Citizens Bank & Trust Company, and CIT, the parent company of CIT Bank, N.A., jointly announced that they had entered into a definitive agreement under which the companies will combine in an all-stock merger. On July 14, 2021, CIT and First Citizens jointly announced that the proposal to merge the two companies has received regulatory approval from the FDIC. The merger has already received approval from the Office of the North Carolina Commissioner of Banks. Completion of the proposed merger remains subject to approval from the Board of Governors of the Federal Reserve System, and closing is expected in the third quarter, subject to such regulatory approval and the satisfaction or waiver of other customary closing conditions. See Note 16 – Subsequent Event.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and Interagency Statement

On March 27, 2020, the CARES Act was signed into law. The CARES Act gives financial institutions temporary relief from the accounting and disclosure requirements related to troubled debt restructurings (“TDRs”) under ASC 310-40 and past due and non-accrual reporting in certain situations relating to the COVID-19 pandemic. With respect to past due and non-accrual loans, the CARES Act provides that financial institutions are not expected to designate loans with payment accommodations granted due to COVID-19 as past due or non-accrual if they were current on the date used to determine the borrower’s delinquency status for the purpose of providing the deferment.

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

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are included in the Company's 2020 Form 10-K. There were no material changes to these policies during the six months ended June 30, 2021.

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

•On October 23, 2020, the International Swaps and Derivatives Association ("ISDA") published the Interbank offered rate ("IBOR") Fallbacks Supplement and IBOR Fallbacks Protocol, effective January 25, 2021. The supplement incorporates the fallbacks into new covered IBOR derivatives referencing the 2006 ISDA Definitions unless the parties specifically agree to exclude them. CIT adhered to the protocol beginning in January 2021.

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

ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options Issued May 2021

•The amendments in this update clarifies an issuer's accounting for certain modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU requires that such modifications or exchanges be treated as an exchange of the original instrument for a new instrument. An issuer should measure the effect of such modifications or exchanges based on analysis of the difference between the fair value of the modified instrument and the fair value of that instrument immediately before modification or exchange. Recognition of a modification or an exchange of a freestanding equity-classified written call option is then based upon the substance of the transaction.

•Effective for CIT as of January 1, 2022. Early adoption is permitted.

•This ASU is not expected to have a material impact on CIT’s consolidated statements and disclosures as the Company currently does not have any freestanding equity-classified written call options within the scope of this ASU.

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

Interest income, non-interest income and net loss of $134.9 million, $19.8 million and $87.3 million, respectively, related to MOB were included in CIT’s Consolidated Statement of Operations for the six months ended June 30, 2020. The MOB net loss included $44.8 million of MOB Day 1 provision for credit losses related to the non-PCD loans. Operating expenses for the six months ended June 30, 2020 included $37.0 million of merger and integration costs related to MOB. Operations of MOB were fully integrated during 2020.

NOTE 3 — LOANS

Unless otherwise noted, loans held for sale are not included in the amounts presented throughout this note.

Loans by Product (dollars in millions)

	June 30, 2021	December 31, 2020
Commercial loans	$26,063.3	$27,410.9
Financing leases and leverage leases	2,187.1	2,318.0
Total commercial	28,250.4	29,728.9
Consumer loans	5,460.7	6,415.7
Total loans	$33,711.1	$36,144.6

The following table presents loans by segment, based on obligor location:

Loans (dollars in millions)

	June 30, 2021			December 31, 2020
	Domestic	International	Total	Domestic	International	Total
Commercial Banking	$26,092.0	$1,173.9	$27,265.9	$27,323.4	$1,313.1	$28,636.5
Consumer Banking(1)	6,445.2	-	6,445.2	7,508.1	-	7,508.1
Total	$32,537.2	$1,173.9	$33,711.1	$34,831.5	$1,313.1	$36,144.6
(1)

The Consumer Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration ("SBA") loans. These loans are excluded from the Consumer loan balances and included in the Commercial loan balances in product related tables in this note.

The following table presents selected components of the net investment in loans:

Components of Net Investment (dollars in millions)

	June 30,	December 31,
	2021	2020
Unearned income	$(358.9)	$(373.9)
Net unamortized discounts	(333.7)	(434.4)
Net unamortized deferred costs	38.8	35.8

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

For consumer loans, we monitor credit quality utilizing current LTV of the underlying collateral to assess potential loss severity in the event of default and the borrower FICO scores to evaluate borrowers’ credit payment history. The Company examines LTV migration and stratifies LTV into categories to monitor risk in the loan classes. The Company periodically updates the property values of real estate collateral (for home equity and residential mortgages) to calculate current LTV ratios, adjusted based on the Case-Shiller Home Price Indices. A loan to a borrower with a low FICO score (less than 660) is considered to be of higher risk than a loan to a borrower with a higher FICO score. Generally, a loan to a borrower with a high LTV ratio and a low FICO score is at greater risk of default than a loan to a borrower that has both a high LTV ratio and a high FICO score.

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

Commercial Loans — Risk Rating by Class (dollars in millions)

Grade	Term Loans by Origination Year							Revolving Loans Converted
June 30, 2021	2021	2020	2019	2018	2017	2016 & Prior	Revolving Loans	to Term Loans	Total(1)
Commercial Finance
Pass	$3,346.6	$2,657.6	$2,119.7	$1,782.6	$637.0	$1,016.4	$2,335.4	$44.6	$13,939.9
Special Mention	24.6	89.5	203.0	161.1	4.1	117.1	180.6	—	780.0
Classified-accrual	37.9	41.8	199.8	107.0	175.0	242.7	162.8	5.4	972.4
Classified-non-accrual	0.4	0.5	8.0	41.4	11.2	123.3	92.8	—	277.6
Total Commercial Finance	3,409.5	2,789.4	2,530.5	2,092.1	827.3	1,499.5	2,771.6	50.0	15,969.9
Real Estate Finance
Pass	278.7	1,083.9	1,867.4	868.0	407.3	794.5	4.6	—	5,304.4
Special Mention	—	57.4	196.6	63.5	94.1	13.4	—	—	425.0
Classified-accrual	—	0.3	325.3	198.1	87.1	153.1	—	—	763.9
Classified-non-accrual	—	—	—	0.2	15.1	64.0	—	—	79.3
Total Real Estate Finance	278.7	1,141.6	2,389.3	1,129.8	603.6	1,025.0	4.6	—	6,572.6
Business Capital
Pass	1,036.1	1,384.8	1,082.7	557.4	196.2	56.9	4.6	—	4,318.7
Special Mention	8.1	30.8	41.3	23.9	12.2	4.1	—	—	120.4
Classified-accrual	10.7	32.3	53.7	44.2	17.3	3.3	—	—	161.5
Classified-non-accrual	0.9	10.7	27.9	11.4	6.3	3.0	—	—	60.2
Total Business Capital	1,055.8	1,458.6	1,205.6	636.9	232.0	67.3	4.6	—	4,660.8
Rail
Pass	—	—	0.7	—	—	61.9	—	—	62.6
Total Rail	—	—	0.7	—	—	61.9	—	—	62.6
Total Commercial Banking
Pass	4,661.4	5,126.3	5,070.5	3,208.0	1,240.5	1,929.7	2,344.6	44.6	23,625.6
Special Mention	32.7	177.7	440.9	248.5	110.4	134.6	180.6	—	1,325.4
Classified-accrual	48.6	74.4	578.8	349.3	279.4	399.1	162.8	5.4	1,897.8
Classified-non-accrual	1.3	11.2	35.9	53.0	32.6	190.3	92.8	—	417.1
Total Commercial Banking	4,744.0	5,389.6	6,126.1	3,858.8	1,662.9	2,653.7	2,780.8	50.0	27,265.9
Consumer Banking - Consumer and Community Banking (2)
Pass	109.8	321.7	151.3	95.8	46.6	93.8	0.5	—	819.5
Special Mention	—	—	10.1	3.2	4.4	3.7	—	—	21.4
Classified-accrual	—	17.3	27.5	27.0	15.3	22.2	—	—	109.3
Classified-non-accrual	—	—	19.6	4.4	3.1	7.2	—	—	34.3
Total Consumer Banking	109.8	339.0	208.5	130.4	69.4	126.9	0.5	—	984.5
Commercial Loans
Pass	4,771.2	5,448.0	5,221.8	3,303.8	1,287.1	2,023.5	2,345.1	44.6	24,445.1
Special Mention	32.7	177.7	451.0	251.7	114.8	138.3	180.6	—	1,346.8
Classified-accrual	48.6	91.7	606.3	376.3	294.7	421.3	162.8	5.4	2,007.1
Classified-non-accrual	1.3	11.2	55.5	57.4	35.7	197.5	92.8	—	451.4
Total Commercial Loans	$4,853.8	$5,728.6	$6,334.6	$3,989.2	$1,732.3	$2,780.6	$2,781.3	$50.0	$28,250.4

(1), (2)See footnotes below table on the next page.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Grade	Term Loans by Origination Year							Revolving Loans Converted
December 31, 2020	2020	2019	2018	2017	2016	2015 & Prior	Revolving Loans	to Term Loans	Total(1)
Commercial Finance
Pass	$4,819.9	$2,132.5	$2,000.1	$678.0	$181.1	$745.6	$3,329.4	$61.1	$13,947.7
Special Mention	81.2	206.4	210.8	18.4	30.8	119.9	313.3	2.8	983.6
Classified-accrual	82.4	161.7	49.8	169.2	107.2	183.1	314.2	5.6	1,073.2
Classified-non-accrual	0.5	9.0	53.9	9.6	22.1	60.7	83.6	—	239.4
Total Commercial Finance	4,984.0	2,509.6	2,314.6	875.2	341.2	1,109.3	4,040.5	69.5	16,243.9
Real Estate Finance
Pass	1,075.9	2,089.2	1,212.3	663.5	480.3	493.0	28.1	—	6,042.3
Special Mention	65.9	333.7	126.4	225.5	93.5	46.3	—	—	891.3
Classified-accrual	0.3	184.4	124.2	74.6	78.0	75.8	—	—	537.3
Classified-non-accrual	—	33.3	0.2	15.3	0.2	28.0	6.2	—	83.2
Total Real Estate Finance	1,142.1	2,640.6	1,463.1	978.9	652.0	643.1	34.3	—	7,554.1
Business Capital
Pass	1,678.9	1,371.4	809.5	299.3	106.3	15.6	14.4	0.8	4,296.2
Special Mention	29.6	67.2	42.4	32.4	12.3	0.3	—	—	184.2
Classified-accrual	34.3	80.8	71.5	25.9	11.2	0.9	—	—	224.6
Classified-non-accrual	8.0	33.0	17.1	10.9	2.8	1.0	—	—	72.8
Total Business Capital	1,750.8	1,552.4	940.5	368.5	132.6	17.8	14.4	0.8	4,777.8
Rail
Pass	—	0.8	—	0.1	3.1	56.7	—	—	60.7
Total Rail	—	0.8	—	0.1	3.1	56.7	—	—	60.7
Total Commercial Banking
Pass	7,574.7	5,593.9	4,021.9	1,640.9	770.8	1,310.9	3,371.9	61.9	24,346.9
Special Mention	176.7	607.3	379.6	276.3	136.6	166.5	313.3	2.8	2,059.1
Classified-accrual	117.0	426.9	245.5	269.7	196.4	259.8	314.2	5.6	1,835.1
Classified-non-accrual	8.5	75.3	71.2	35.8	25.1	89.7	89.8	—	395.4
Total Commercial Banking	7,876.9	6,703.4	4,718.2	2,222.7	1,128.9	1,826.9	4,089.2	70.3	28,636.5
Consumer Banking - Consumer and Community Banking (2)
Pass	507.6	157.1	104.5	62.3	50.0	67.3	0.1	—	948.9
Special Mention	—	13.1	4.3	2.8	2.6	0.9	—	—	23.7
Classified-accrual	21.0	19.3	17.0	11.0	13.8	17.6	0.3	—	100.0
Classified-non-accrual	—	11.8	3.0	3.2	1.0	0.8	—	—	19.8
Total Consumer Banking	528.6	201.3	128.8	79.3	67.4	86.6	0.4	—	1,092.4
Commercial Loans
Pass	8,082.3	5,751.0	4,126.4	1,703.2	820.8	1,378.2	3,372.0	61.9	25,295.8
Special Mention	176.7	620.4	383.9	279.1	139.2	167.4	313.3	2.8	2,082.8
Classified-accrual	138.0	446.2	262.5	280.7	210.2	277.4	314.5	5.6	1,935.1
Classified-non-accrual	8.5	87.1	74.2	39.0	26.1	90.5	89.8	—	415.2
Total Commercial Loans	$8,405.5	$6,904.7	$4,847.0	$2,302.0	$1,196.3	$1,913.5	$4,089.6	$70.3	$29,728.9
(1)	Amortized cost excludes accrued interest receivable of $41.9 million and $48.6 million at June 30, 2021 and December 31, 2020, respectively that is included in other assets.
(2)	Primarily SBA loans.

The following table provides a summary of the consumer loan LTV distribution for primarily single-family residential (“SFR”) mortgage loans. The average LTV was 55% and 58% for the total consumer loans included below at June 30, 2021 and December 31, 2020, respectively.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Consumer Loans LTV Distribution (dollars in millions)

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
LTV Range	2021	2020	2019	2018	2017	2016 & Prior	Revolving Loans	to Term Loans	Total (4)
June 30, 2021
Legacy Consumer Mortgages
Greater than 125%	$—	$—	$—	$—	$—	$19.7	$—	$0.2	$19.9
101% – 125%	—	—	—	—	—	32.9	—	0.4	33.3
80% – 100%	—	—	—	—	—	96.2	—	2.0	98.2
Less than 80%	—	—	—	—	—	1,165.7	—	27.6	1,193.3
Government-guaranteed (1)	—	—	—	—	—	19.5	—	—	19.5
No LTV available (2)	—	—	—	—	—	0.1	—	1.4	1.5
Total Legacy Consumer Mortgages	—	—	—	—	—	1,334.1	—	31.6	1,365.7
Consumer and Community Banking
Greater than 125%	—	—	—	—	—	—	—	—	—
101% – 125%	—	—	—	—	—	—	—	—	—
80% – 100%	6.7	1.2	1.3	—	—	—	—	—	9.2
Less than 80%	803.7	1,086.5	560.9	273.5	329.1	860.8	31.4	—	3,945.9
Government-guaranteed (1)	—	10.3	26.2	12.1	53.8	13.6	—	—	116.0
No LTV available (2)	—	0.1	—	0.2	0.2	1.4	1.3	—	3.2
No LTV required (3)	0.5	2.0	1.0	0.9	0.6	13.4	2.3	—	20.7
Total Consumer and Community Banking	810.9	1,100.1	589.4	286.7	383.7	889.2	35.0	—	4,095.0
Total Consumer Loans	$810.9	$1,100.1	$589.4	$286.7	$383.7	$2,223.3	$35.0	$31.6	$5,460.7

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
LTV Range	2020	2019	2018	2017	2016	2015 & Prior	Revolving Loans	to Term Loans	Total (4)
December 31, 2020
Legacy Consumer Mortgages
Greater than 125%	$—	$—	$—	$—	$—	$37.5	$—	$0.4	$37.9
101% – 125%	—	—	—	—	—	60.5	—	1.1	61.6
80% – 100%	—	—	—	—	—	189.2	—	3.4	192.6
Less than 80%	—	—	—	—	—	1,344.3	—	34.7	1,379.0
Government-guaranteed (1)	—	—	—	—	—	20.8	—	—	20.8
No LTV available (2)	—	—	—	—	—	0.1	—	1.7	1.8
Total Legacy Consumer Mortgages	—	—	—	—	—	1,652.4	—	41.3	1,693.7
Consumer and Community Banking
Greater than 125%	—	—	—	—	—	—	—	—	—
101% – 125%	—	—	—	—	—	—	—	—	—
80% – 100%	21.3	17.1	3.5	—	—	1.7	2.4	—	46.0
Less than 80%	1,328.4	1,022.7	445.8	507.2	380.1	778.8	41.5	—	4,504.5
Government-guaranteed (1)	12.0	33.7	15.7	68.2	9.5	7.8	—	—	146.9
No LTV available (2)	—	—	0.2	0.2	0.2	0.7	1.3	—	2.6
No LTV required (3)	2.0	1.0	1.0	0.6	1.0	13.4	3.0	—	22.0
Total Consumer and Community Banking	1,363.7	1,074.5	466.2	576.2	390.8	802.4	48.2	—	4,722.0
Total Consumer Loans	$1,363.7	$1,074.5	$466.2	$576.2	$390.8	$2,454.8	$48.2	$41.3	$6,415.7

(1)    Represents loans with principal repayments insured by the FHA and U.S. Department of Veterans Affairs (“VA”).

(2)    Represents primarily junior lien loans for which LTV is not available.

(3)    Represents overdrafts, personal lines of credit, unsecured loans and third-party guaranteed loans with servicer recourse option for which LTV is not required.

(4)    Amortized cost excludes accrued interest receivable of $15.2 million and $19.0 million at June 30, 2021 and December 31, 2020, respectively, that was included in other assets.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides a summary of the FICO score distribution for consumer loans by origination year and revolving loans. The average FICO score was 761 and 755 for the total consumer loans included below at June 30, 2021 and December 31, 2020, respectively.

Current FICO Score Distribution (dollars in millions)

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
Current FICO	2021	2020	2019	2018	2017	2016 & Prior	Revolving Loans	to Term Loans	Total (4)
June 30, 2021
Legacy Consumer Mortgages
Greater than or equal to 730	$—	$—	$—	$—	$—	$666.4	$—	$14.8	$681.2
Greater than or equal to 660 and less than 730	—	—	—	—	—	387.9	—	9.3	397.2
Less than 660	—	—	—	—	—	233.6	—	6.7	240.3
Government-guaranteed (1)	—	—	—	—	—	19.5	—	—	19.5
No FICO score available (2)	—	—	—	—	—	26.7	—	0.8	27.5
Total Legacy Consumer Mortgages	—	—	—	—	—	1,334.1	—	31.6	1,365.7
Consumer and Community Banking
Greater than or equal to 730	690.0	937.9	477.8	220.4	300.7	702.9	24.5	—	3,354.2
Greater than or equal to 660 and less than 730	117.4	138.0	78.2	45.3	23.5	100.7	7.0	—	510.1
Less than 660	3.0	11.2	6.5	6.9	4.9	45.3	2.8	—	80.6
Government-guaranteed (1)	—	10.3	26.2	12.2	53.8	13.5	—	—	116.0
No FICO score available (2)	—	0.7	-	1.0	0.2	13.5	0.2	—	15.6
FICO score not required (3)	0.5	2.0	0.7	0.9	0.6	13.3	0.5	—	18.5
Total Consumer and Community Banking	810.9	1,100.1	589.4	286.7	383.7	889.2	35.0	—	4,095.0
Total Consumer Loans	$810.9	$1,100.1	$589.4	$286.7	$383.7	$2,223.3	$35.0	$31.6	$5,460.7
	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
Current FICO	2020	2019	2018	2017	2016	2015 & Prior	Revolving Loans	to Term Loans	Total (4)
December 31, 2020
Legacy Consumer Mortgages
Greater than or equal to 730	$—	$—	$—	$—	$—	$729.1	$—	$17.9	$747.0
Greater than or equal to 660 and less than 730	—	—	—	—	—	499.3	—	13.0	512.3
Less than 660	—	—	—	—	—	369.4	—	9.4	378.8
Government-guaranteed (1)	—	—	—	—	—	20.8	—	—	20.8
No FICO score available (2)	—	—	—	—	—	33.8	—	1.0	34.8
Total Legacy Consumer Mortgages	—	—	—	—	—	1,652.4	—	41.3	1,693.7
Consumer and Community Banking
Greater than or equal to 730	1,152.3	923.7	372.3	453.5	339.7	596.7	34.2	—	3,872.4
Greater than or equal to 660 and less than 730	186.3	104.7	68.7	46.3	34.5	125.6	10.0	—	576.1
Less than 660	11.0	11.2	8.4	7.3	5.5	40.8	3.1	—	87.3
Government-guaranteed (1)	12.0	33.7	15.7	68.2	9.5	7.8	—	—	146.9
No FICO score available (2)	0.1	0.5	0.1	0.3	0.6	18.2	0.2	—	20.0
FICO score not required (3)	2.0	0.7	1.0	0.6	1.0	13.3	0.7	—	19.3
Total Consumer and Community Banking	1,363.7	1,074.5	466.2	576.2	390.8	802.4	48.2	—	4,722.0
Total Consumer Loans	$1,363.7	$1,074.5	$466.2	$576.2	$390.8	$2,454.8	$48.2	$41.3	$6,415.7

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

As of June 30, 2021 and December 31, 2020, there was no remaining amount of negative amortization on consumer loans with terms that allowed negative amortization.

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

The table that follows presents portfolio delinquency status, regardless of accrual or non-accrual classification:

Loans - Delinquency Status (dollars in millions)

	Past Due			Total
	30-59	60-89	90 or more	Past Due	Current	Total
June 30, 2021
Commercial Banking
Commercial Finance	$29.7	$1.5	$135.2	$166.4	$15,803.5	$15,969.9
Real Estate Finance	0.9	33.8	7.3	42.0	6,530.6	6,572.6
Business Capital	51.3	27.3	20.7	99.3	4,561.5	4,660.8
Rail	-	-	-	-	62.6	62.6
Total Commercial Banking	81.9	62.6	163.2	307.7	26,958.2	27,265.9
Consumer Banking
Legacy Consumer Mortgage	31.2	10.7	44.7	86.6	1,279.1	1,365.7
Consumer and Community Banking	55.5	8.7	34.2	98.4	4,981.1	5,079.5
Total Consumer Banking	86.7	19.4	78.9	185.0	6,260.2	6,445.2
Total	$168.6	$82.0	$242.1	$492.7	$33,218.4	$33,711.1
December 31, 2020
Commercial Banking
Commercial Finance	$59.9	$2.8	$122.0	$184.7	$16,059.2	$16,243.9
Real Estate Finance	71.7	38.3	82.4	192.4	7,361.7	7,554.1
Business Capital	113.6	40.2	16.6	170.4	4,607.4	4,777.8
Rail	-	-	-	-	60.7	60.7
Total Commercial Banking	245.2	81.3	221.0	547.5	28,089.0	28,636.5
Consumer Banking
Legacy Consumer Mortgage	61.0	17.6	79.7	158.3	1,535.5	1,693.8
Consumer and Community Banking	173.1	10.6	34.0	217.7	5,596.6	5,814.3
Total Consumer Banking	234.1	28.2	113.7	376.0	7,132.1	7,508.1
Total	$479.3	$109.5	$334.7	$923.5	$35,221.1	$36,144.6

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table sets forth non-accrual loans, assets received in satisfaction of loans (OREO and repossessed assets) and loans 90 days or more past due and still accruing. Loans that are 90 days or more past due and are guaranteed by government agencies are not placed on non-accrual status. See Note 1 – Business and Summary of Significant Accounting Policies in the 2020 Form 10-K for additional information.

Loans on Non-Accrual Status (dollars in millions) (1)

	June 30, 2021		December 31, 2020
	Non-Accrual Loans	With No Allowance Recorded(2)	Non-Accrual Loans	With No Allowance Recorded(2)
Commercial Banking
Commercial Finance(3)	$277.6	$17.1	$239.4	$8.0
Business Capital	60.2	2.1	72.8	1.5
Real Estate Finance	79.3	15.8	83.2	16.0
Total Commercial Banking	417.1	35.0	395.4	25.5
Consumer Banking
Consumer and Community Banking	73.1	50.3	53.4	38.2
Legacy Consumer Mortgages	58.8	15.5	139.3	30.0
Total Consumer Banking	131.9	65.8	192.7	68.2
Total	$549.0	$100.8	$588.1	$93.7
Repossessed assets and OREO(4)	8.7		7.9
Total non-performing assets	$557.7		$596.0
Commercial loans past due 90 days or more accruing	$ 80.6		$ 92.5
Consumer loans past due 90 days or more accruing	13.7		11.3
Total accruing loans past due 90 days or more	$94.3		$103.8
(1)

Accrued interest that was reversed when the loan went to non-accrual status was $0.7 million and $4.0 million for the quarters ended June 30, 2021 and 2020, respectively, and $2.0 million and $4.9 million for the six months ended June 30, 2021 and 2020, respectively.

(2)	Includes loans that have been charged-off to their net realizable value and loans where the collateral or enterprise value exceeds the expected pay off value.
(3)

Factored receivables within our Commercial Finance division do not accrue interest and therefore are not considered within non-accrual loan balances; however factored receivables are considered for credit provisioning purposes.

(4)	Balances consist mostly of single-family residential OREO.

Payments received on non-accrual loans are generally applied first against outstanding principal, though in certain instances where the remaining recorded investment is deemed fully collectible, interest income is recognized on a cash basis. Interest recorded on non-accrual loans was $0.5 million and $1.2 million for the quarters ended June 30, 2021 and 2020, respectively, and $1.3 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively.

Loans are in the process of foreclosure when repayment is expected to be provided substantially through the sale of the underlying real estate and the borrower is experiencing financial difficulty. The table below summarizes the residential mortgage loans in the process of foreclosure. Consistent with the government agency guidance, CIT has suspended residential property foreclosures and evictions until at least July 31, 2021 related to single family homeowners due to the COVID-19 pandemic.

Loans in Process of Foreclosure (dollars in millions)

	June 30,	December 31,
	2021	2020
Loans in process of foreclosure	$13.6	$22.9

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents recorded investment of TDRs, excluding those within a trial modification period of $0.5 million at June 30, 2021 and $4.5 million at December 31, 2020:

TDRs (dollars in millions)

	June 30, 2021		December 31, 2020
	Recorded Investment	% Total TDR	Recorded Investment	% Total TDR
Commercial Banking	$82.5	68%	$109.8	82%
Consumer Banking	38.2	32%	24.6	18%
Total	$120.7	100%	$134.4	100%
Percent non-accrual	77%		73%

Modifications that are TDRs (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Recorded investment related to modifications qualifying as TDRs that occurred during the periods	$9.2	$15.4	$21.3	$55.4
Recorded investment at the time of default of TDRs that experienced a payment default (payment default is one missed payment) during the periods and for which the payment default occurred within one year of the modification	$3.6	$6.6	$ 8.4	$ 7.3

There were $9.2 million and $28.3 million of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs as of June 30, 2021 and December 31, 2020, respectively.

Modifications qualifying as TDRs based upon recorded investment at June 30, 2021, were comprised of payment deferrals (45%) and covenant relief and/or other (55%). At December 31, 2020, TDR recorded investment was comprised of payment deferrals (40%) and covenant relief and/or other (60%). The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is presented below. The overall nature of modification programs were comparable in the prior periods.

▪

Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications was not significant given the moderate length of deferral periods.

▪

Interest rate reductions result in lower amounts of interest being charged to the customer but are a relatively small part of the Company’s restructuring programs. The weighted average change in interest rates for all TDRs occurring during the quarters ended June 30, 2021 and 2020 were not significant.

▪

Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during quarters ended June 30, 2021 and 2020 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs.

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

Allowance for Credit Losses and Recorded Investment in Loans (dollars in millions)

	Quarter Ended June 30, 2021			Quarter Ended June 30, 2020
	Commercial Banking	Consumer Banking	Total	Commercial Banking	Consumer Banking	Total
Balance - beginning of period	$828.1	$114.2	$942.3	$937.6	$173.5	$1,111.1
Provision for credit losses(1)	(66.8)	(5.4)	(72.2)	214.7	8.9	223.6
Other(2)	6.9	(0.3)	6.6	37.7	0.1	37.8
Gross charge-offs	(45.1)	(2.3)	(47.4)	(193.0)	(0.5)	(193.5)
Recoveries	20.3	1.0	21.3	23.1	0.6	23.7
Balance - end of period	$743.4	$107.2	$850.6	$1,020.1	$182.6	$1,202.7

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
Balance - beginning of period	$933.7	$130.1	$1,063.8	$460.4	$22.2	$482.6
CECL adoption(3)	-	-	-	74.7	148.9	223.6
Provision for credit losses(1)	(171.3)	(18.3)	(189.6)	723.6	13.9	737.5
Initial ACL recognized on PCD assets(4)	-	-	-	18.8	1.4	20.2
Other(2)	16.5	(0.7)	15.8	(35.7)	(2.1)	(37.8)
Gross charge-offs	(70.9)	(5.4)	(76.3)	(253.8)	(2.7)	(256.5)
Recoveries	35.4	1.5	36.9	32.1	1.0	33.1
Balance - end of period	$743.4	$107.2	$850.6	$1,020.1	$182.6	$1,202.7

	June 30, 2021			December 31, 2020
	Commercial Banking	Consumer Banking	Total	Commercial Banking	Consumer Banking	Total
Allowance Balance
Loans individually evaluated for impairment	$87.6	$4.1	$91.7	$100.8	$5.5	$106.3
Loans collectively evaluated for impairment	655.8	103.1	758.9	832.9	124.6	957.5
Allowance for credit losses	743.4	107.2	850.6	933.7	130.1	1,063.8
Allowance for off-balance sheet credit exposures	$60.3	$1.5	$61.8	$76.8	$1.5	$78.3
Loans
Loans individually evaluated for impairment	$362.3	$81.0	$443.3	$346.3	$86.4	$432.7
Loans collectively evaluated for impairment	26,903.6	6,364.2	33,267.8	28,290.2	7,421.7	35,711.9
Ending balance	$27,265.9	$6,445.2	$33,711.1	$28,636.5	$7,508.1	$36,144.6
Percent of loans to total loans	80.9%	19.1%	100.0%	79.2%	20.8%	100.0%
(1)

Included in the provision for credit losses was $(6.8) million and $(38.7) million for the quarters ended June 30, 2021 and 2020, respectively, and $(16.5) million and $36.4 million for the six months ended June 30, 2021 and 2020, respectively, related to off-balance sheet credit exposures, which is not part of the ACL and is offset in the “Other” line.

(2)

“Other” primarily includes provision changes related to off balance sheet credit exposures, which represents credit cost related to off-balance sheet credit exposures, deferred purchase agreements (“DPA’s”), and letters of credit. The allowance related to this exposure is included in other liabilities.

(3)	CECL adoption was before the MOB Acquisition.
(4)

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

The ACL was $850.6 million as of June 30, 2021, compared to $1,063.8 million at December 31, 2020. The lower ACL balance drove a benefit for credit losses of $(72.2) million and $(189.6) million for the quarter and six months ended June 30, 2021, respectively, compared to a provision of $223.6 million and $737.5 million for the quarter and six months ended June 30, 2020, respectively. The allowance for off-balance sheet credit exposures decreased from $78.3 million at December 31, 2020 to $61.8 million at June 30, 2021.

Changes compared to the prior year periods reflect lower loan balances and off-balance sheet credit exposures, as well as an improvement in the macroeconomic scenario forecasts and credit loss trends, partially offset by net charge-offs. The year-ago ACL and provision reflected the estimated impact of the COVID-19 pandemic on the economy and market environment across our portfolio, along with the adoption of the CECL standard and the impact of the MOB Acquisition on January 1, 2020.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5 — LEASES

Lessee

CIT leases primarily include office space and bank branches, and substantially all of our lease liabilities relate to United States real estate leases under operating lease arrangements. Our lessee finance leases are not significant. Our real estate leases have remaining lease terms of up to 15 years. Our lease terms may include options to extend or terminate the lease. The options are considered in the accounting when it is determined that it is reasonably certain the option will be exercised.

The following tables present supplemental balance sheet and cash flow information related to operating leases. Right of use (“ROU”) assets are included in other assets and lease liabilities are included in other liabilities.

Supplemental Lease Balance Sheet Information (dollars in millions)

	June 30,	December 31,
	2021	2020
ROU assets	$259.3	$198.8
Lease liabilities	296.4	249.9

Supplemental Cash Flow Information (dollars in millions)

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$26.0	$28.2
ROU assets obtained in exchange for new lease liabilities	68.1	12.6

A 15-year lease commenced in April 2021 for office space in Morristown, NJ, which is primarily occupied by corporate functional staff.  At June 30, 2021, ROU assets and lease liabilities for the lease are $73.0 and $62.6 million, respectively.

Lessor

The Company leases equipment to commercial end-users under operating lease and finance lease arrangements. The majority of operating lease equipment is long-lived rail equipment which is typically leased several times over the equipment’s life. We also lease technology and office equipment and large and small ticket industrial, medical, and transportation equipment under both operating leases and finance leases.

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

The table that follows presents lease income related to the Company’s operating and finance leases:

Lease Income (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease income – Operating leases	$177.5	$189.0	$356.6	$386.8
Variable lease income – Operating leases (1)	10.7	11.9	26.3	23.9
Rental income on operating leases	188.2	200.9	382.9	410.7
Interest income - Sales type and direct financing leases	42.3	39.5	86.4	83.2
Variable lease income included in Other non-interest income (2)	10.6	10.9	21.3	21.8
Leveraged lease income	3.5	2.6	6.8	5.2
Total lease income	$244.6	$253.9	$497.4	$520.9

(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.

(2)     Includes revenue related to insurance coverage on Business Capital leased equipment of $6.7 million and $6.1 million for the quarters ended June 30, 2021 and 2020, respectively, and $13.3 million and $12.4 million for the six months ended June 30, 2021 and 2020, respectively, as well as revenue related to leased equipment property tax reimbursements due from customers of $3.9 million and $4.8 million for the quarters ended June 30, 2021 and 2020, respectively, and $8.0 million and $9.4 million for the six months ended June 30, 2021 and 2020.

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

Carrying Value of Investment Securities (dollars in millions)

	June 30,	December 31,
	2021	2020
Available-for-sale Securities
Debt securities	$5,081.5	$6,673.5
Non-marketable securities(1)	214.3	215.5
Total investment securities	$5,295.8	$6,889.0
(1)

Non-marketable securities include restricted stock of the FRB and FHLB carried at cost of $164.8 million and $181.7 million at June 30, 2021 and December 31, 2020, respectively. The remaining non-marketable securities without readily determinable fair values measured under the measurement exception totaled $49.5 million and $33.8 million at June 30, 2021 and December 31, 2020, respectively.

Accrued interest receivable on debt securities totaled $9.1 million and $13.7 million as of June 30, 2021 and December 31, 2020, respectively, and were included in other assets on the Consolidated Balance Sheet.

The Company had $5.1 billion and $3.8 billion of interest-bearing cash at banks at June 30, 2021 and December 31, 2020, respectively, which are cash and cash equivalents and presented separately on the balance sheet.

The following table presents interest and dividends on investments and interest-bearing cash.

Interest and Dividend Income (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income - debt securities(1)	$14.8	$26.9	$35.9	$66.1
Interest income - interest-bearing cash	1.5	1.8	2.8	7.4
Dividends - equity securities	1.1	1.0	2.8	2.2
Total interest and dividends	$17.4	$29.7	$41.5	$75.7

(1)	Includes interest income on securities purchased under agreement to resell and insignificant amounts of non-taxable interest income.

The following table presents proceeds from sales of debt securities AFS and realized gains (losses) included in earnings at the time of sales. The six months ended June 30, 2021 included the impact of management’s strategic decision to monetize gains on certain AFS securities (primarily mortgage-backed securities (“MBS”)) previously included in accumulated other comprehensive income (“AOCI”). See Changes in Accumulated Other Comprehensive Income (Loss) by Component table in Note 11 – Stockholders’ Equity.

Realized Gains (Losses) and Proceeds from Sales of Debt Securities AFS (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Proceeds from sales of debt securities AFS	$143.1	$461.3	$2,619.8	$2,461.8
Gross realized gains	$3.6	$8.0	$108.3	$22.0
Gross realized losses	(0.5)	(0.1)	(0.5)	(1.6)
Net realized gains on sales of securities available-for-sale	$3.1	$7.9	$107.8	$20.4

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents amortized cost and fair value of securities AFS.

Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency – Residential	$1,091.7	$2.8	$(14.9)	$1,079.6
U.S. government/sponsored agency – Commercial	1,790.8	2.0	(20.3)	1,772.5
U.S. government/sponsored agency obligations	1,444.3	—	(22.2)	1,422.1
U.S. Treasury securities	506.2	—	(16.5)	489.7
Supranational securities	330.2	—	(12.6)	317.6
Total debt securities AFS	$5,163.2	$4.8	$(86.5)	$5,081.5

December 31, 2020
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency – Residential	$2,503.4	$76.5	$(0.1)	$2,579.8
U.S. government/sponsored agency – Commercial	1,725.0	56.3	(0.5)	1,780.8
U.S. government/sponsored agency obligations	1,474.2	0.5	(3.9)	1,470.8
U.S. Treasury securities	505.9	—	(3.2)	502.7
Supranational securities	330.2	0.2	(2.9)	327.5
Agency asset-backed securities	1.5	0.1	—	1.6
Corporate bonds - foreign	10.3	—	—	10.3
Total debt securities AFS	$6,550.5	$133.6	$(10.6)	$6,673.5
(1)	The amortized cost is net of the ACL. There was no ACL relating to debt securities as of June 30, 2021 and December 31, 2020.

The following table presents the debt securities AFS by contractual maturity dates.

Maturities - Debt Securities AFS (dollars in millions)

	June 30, 2021
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government/sponsored agency – Residential
After 5 through 10 years	$0.1	$0.1	6.32%
After 10 years	1,091.6	1,079.5	1.61%
Total	1,091.7	1,079.6	1.61%
Mortgage-backed securities — U.S. government/sponsored agency – Commercial
After 5 through 10 years	55.3	55.5	1.90%
After 10 years	1,735.5	1,717.0	1.46%
Total	1,790.8	1,772.5	1.47%
U.S. government/sponsored agency obligations
After 1 through 5 years	232.6	231.0	0.60%
After 5 through 10 years	1,211.7	1,191.1	1.10%
Total	1,444.3	1,422.1	1.02%
U.S. Treasury securities
1 year or less	13.0	13.1	0.22%
After 1 through 5 years	99.9	98.1	0.27%
After 5 through 10 years	393.3	378.5	0.50%
Total	506.2	489.7	0.45%
Supranational securities
1 year or less	20.4	20.4	0.15%
After 1 through 5 years	56.9	56.3	0.47%
After 5 through 10 years	252.9	240.9	0.85%
Total	330.2	317.6	0.74%
Total debt securities AFS	$5,163.2	$5,081.5	1.23%

At June 30, 2021 and

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

Gross Unrealized Loss (dollars in millions)

	June 30, 2021
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency - Residential	$804.8	$(14.9)	$—	$—
U.S. government/sponsored agency - Commercial	1,564.1	(20.3)	—	—
U.S. government/sponsored agency obligations	1,287.1	(22.2)	—	—
U.S. Treasury securities	479.7	(16.5)	—	—
Supranational securities	297.2	(12.6)	—	—
Total debt securities AFS	$4,432.9	$(86.5)	$—	$—

	December 31, 2020
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency - Residential	$39.3	$(0.1)	$—	$—
U.S. government/sponsored agency - Commercial	267.3	(0.5)	—	—
U.S. government/sponsored agency obligations	628.5	(3.9)	—	—
U.S. Treasury securities	489.9	(3.2)	—	—
Supranational securities	245.4	(2.9)	—	—
Total debt securities AFS	$1,670.4	$(10.6)	$—	$—

Impairment of Investment Securities

There were no impairment losses on debt securities AFS for the quarter ended June 30, 2021. There was a $0.4 million impairment loss on debt securities AFS for the six months ended June 30, 2021. There were no impairment losses recognized for the quarter and six months ended June 30, 2020.

There were no adjustments for non-marketable securities without readily determinable fair values measured under the measurement alternative for the quarters and six months ended June 30, 2021 and 2020.

There was no ACL relating to investment securities as of June 30, 2021 and December 31, 2020, primarily due to the high proportion of U.S. government guaranteed securities in the portfolio.

There were insignificant unrealized gains and losses on non-marketable securities as of June 30, 2021 and December 31, 2020.

Pledged Securities

Securities with a carrying value of $874.7 million and $1,926.2 million were pledged as of June 30, 2021 and December 31, 2020 to secure FHLB financing availability, public funds in CIT Bank, derivative contracts, and for other purposes as required or permitted by law.

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

Consolidated VIEs

At June 30, 2021 and December 31, 2020, there were no consolidated VIEs.

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

Unconsolidated VIEs Carrying Value (dollars in millions)

	June 30, 2021		December 31, 2020
	Securities	Other Investments	Securities	Other Investments
Agency securities	$2,852.1	$—	$4,362.2	$—
Tax credit equity investments	—	360.3	—	311.5
Equity investments	—	142.6	—	111.9
Total assets	$2,852.1	$502.9	$4,362.2	$423.4
Commitments to tax credit investments(1)	$—	$202.7	$—	$168.3
Total liabilities	$—	$202.7	$—	$168.3
Maximum loss exposure	$2,852.1	$502.9	$4,362.2	$423.4
(1)

Represents commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand and are recorded in other liabilities.

NOTE 8 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	June 30, 2021			December 31, 2020
	CIT Group Inc.	Subsidiaries	Total	Total
Unsecured borrowings:
Senior	$3,425.4	$313.2	$3,738.6	$4,236.3
Subordinated notes	495.2	-	495.2	494.9
Secured borrowings:
FHLB advances	-	-	-	1,100.0
Other secured and structured financings	-	10.3	10.3	6.1
Total borrowings	$3,920.6	$323.5	$4,244.1	$5,837.3

Unsecured Borrowings

Revolving Credit Facility

The Revolving Credit Facility had a total commitment amount of $300 million at June 30, 2021 and December 31, 2020. The facility has a final maturity date of November 1, 2021, and a Tier 1 capital ratio requirement of 8.5%, and the applicable margin charged under the facility is 1.75% for loans indexed to LIBOR and 0.75% for loans related to other indexes, as defined in the credit agreement.

At June 30, 2021, the Revolving Credit Facility was unsecured and guaranteed by three of the Company’s domestic operating subsidiaries. In addition, the applicable required minimum guarantor asset coverage ratio could range from 1.0:1.0 to 1.5:1.0 based on CIT’s credit ratings and was 1.25:1.00 at June 30, 2021.

The Revolving Credit Facility may be drawn, prepaid and redrawn at the option of CIT. The unutilized portion of any commitment under the Revolving Credit Facility may be reduced permanently or terminated by CIT at any time without penalty. The $300 million total commitment amount consists of a $200 million revolving loan tranche and a $100 million revolving loan tranche that can also be utilized for issuance of letters of credit. At June 30, 2021, approximately $14 million was utilized for CIT’s issuances of letters of credit.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Secured Borrowings

At June 30, 2021, the Company had pledged $12.4 billion of assets to several financing facilities (including collateral for the FRB discount window that is currently not drawn) which included $11.6 billion of loans and $0.7 billion of investment securities. Under the FHLB Facility, CIT Bank, N.A. may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that CIT Bank, N.A. is in compliance with the collateral maintenance requirement immediately following such disposition and all other requirements of the facility at the time of such disposition.

FHLB Advances

The following table presents the FHLB balances as of June 30, 2021 and December 31, 2020.

FHLB Balances (dollars in millions)

				December 31,
	June 30, 2021			2020
	Lending Assets	High Quality Liquid Securities	Total	Total
Total borrowing capacity	$5,319.7	$714.8	$6,034.5	$7,175.3
Less:
Advances	—	—	—	(1,100.0)
Available capacity	$5,319.7	$714.8	$6,034.5	$6,075.3
Pledged assets (1)	$6,887.8	$744.7	$7,632.5	$8,868.0
Weighted Average Rate			N/A	0.82%
(1)	December 31, 2020 pledged assets included $1,784.4 million of HQL securities.

Other Secured and Structured Financings

Other secured (other than FHLB) and structured financings of CIT-owned subsidiaries totaled $10.3 million and $6.1 million at June 30, 2021 and December 31, 2020, respectively. Pledged assets related to these financings, primarily the ABL facility, totaled $2,128.1 million and $2,486.4 million at June 30, 2021 and December 31, 2020, respectively. The outstanding secured and structured financings as of June 30, 2021 had a weighted average rate of 4.35%, compared to a weighted average rate of 4.39% at December 31, 2020.

FRB

There were no outstanding borrowings with the FRB Discount Window at June 30, 2021 and December 31, 2020.

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

The following table presents notional amount and fair value of derivative financial instruments on a gross basis.

Notional Amount and Fair Value of Derivative Financial Instruments (dollars in millions)

	June 30, 2021			December 31, 2020
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments (Qualifying hedges)
Foreign exchange contracts	$36.0	$0.2	$(0.2)	$33.9	$-	$(0.3)
Interest rate contracts(1)(3)	-	-	-	500.0	-	-
Total derivatives designated as hedging instruments	36.0	0.2	(0.2)	533.9	-	(0.3)
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts(1)(3)	20,930.9	297.8	(69.0)	21,192.9	429.6	(72.2)
Foreign exchange contracts	184.8	3.9	(1.9)	247.8	1.7	(6.0)
Other contracts(2)	913.3	0.2	(0.6)	875.8	0.3	(0.7)
Total derivatives not designated as hedging instruments	22,029.0	301.9	(71.5)	22,316.5	431.6	(78.9)
Gross derivatives fair values presented in the Consolidated Balance Sheets	$22,065.0	$302.1	$(71.7)	$22,850.4	$431.6	$(79.2)
Less: Gross amounts offset in the Consolidated Balance Sheets		-	-		-	-
Net amount presented in the Consolidated Balance Sheet		302.1	(71.7)		431.6	(79.2)
Less: Amounts subject to master netting agreements(4)		(11.0)	11.0		(4.7)	4.7
Less: Cash collateral pledged (received) subject to master netting agreements(5)		(0.3)	20.5		-	42.9
Total net derivative fair value		$290.8	$(40.2)		$426.9	$(31.6)
(1)	Fair value balances include accrued interest.
(2)	Other derivative contracts not designated as hedging instruments include risk participation agreements.
(3)

The Company accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market”. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. Gross amounts of recognized assets and liabilities were lowered by $39.4 million and $231.8 million, respectively at June 30, 2021 and $20.5 million and $339.9 million, respectively at December 31, 2020.

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

Gains (Losses) on Qualifying Hedges (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Recognized on derivatives(1)	$-	$(1.2)	$(1.1)	$4.9
Recognized on hedged item	-	1.2	1.1	(4.9)
Net recognized on fair value hedges (No ineffectiveness)	$-	$-	$-	$-

(1) Gains (losses) exclude amounts related to interest settlements on derivatives.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the carrying value of hedged items and associated cumulative hedging adjustment related to fair value hedges.

Cumulative Fair Value Hedging Adjustments (dollars in millions)

		Cumulative Fair Value Hedging Adjustment Included in the Carrying Value of Hedged Items
	Carrying Value of Hedged Items(1)	Currently Designated	No Longer Designated
June 30, 2021
Long-term Debt	$784.3	$-	$1.5
December 31, 2020
Long-term Debt	$1,534.4	$1.1	$1.8

(1)	Carrying value includes $784.3 million and $1,033.9 million of carrying value of hedged items no longer designated as of June 30, 2021 and December 31, 2020, respectively.

The following table presents the pre-tax net gains recorded in the condensed consolidated statements of operations and in the condensed consolidated statements of comprehensive income (loss) relating to derivatives designated as net investment hedges.

Pre-tax Net Gains Relating to Derivatives Designated as Net Investment Hedges (dollars in millions)

		Amounts
	Amounts	recorded in Other
	reclassified from	Comprehensive	Total change in
	AOCI to income	Income	AOCI for period
Contract Type
Quarter Ended June 30, 2021
Foreign currency forward contracts - net investment hedges	$-	$(0.5)	$(0.5)
Quarter Ended June 30, 2020
Foreign currency forward contracts - net investment hedges	$-	$(0.5)	$(0.5)
Six Months Ended June 30, 2021
Foreign currency forward contracts - net investment hedges	$-	$(0.5)	$(0.5)
Six Months Ended June 30, 2020
Foreign currency forward contracts - net investment hedges	$-	$0.5	$0.5

Non-Qualifying Hedges

The following table presents gains (losses) of non-qualifying hedges recognized as other non-interest income on the condensed consolidated statements of operations.

Gains (Losses) on Non-Qualifying Hedges (dollars in millions)

	Quarters Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest rate contracts	$1.6	$6.6	$8.2	$6.6
Foreign currency forward contracts	(2.2)	(8.5)	1.3	2.4
Other contracts	0.1	1.5	(0.1)	(0.9)
Total non-qualifying hedges - income statement impact	$(0.5)	$(0.4)	$9.4	$8.1

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s assets and liabilities measured at estimated fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
June 30, 2021
Assets
U.S. government/sponsored agency – Residential MBS	$1,079.6	$—	$1,079.6	$—
U.S. government/sponsored agency – Commercial MBS	1,772.5	—	1,772.5	—
U.S. government/sponsored agency obligations	1,422.1	—	1,422.1	—
U.S. Treasury securities	489.7	8.1	481.6	—
Supranational securities	317.6	—	317.6	—
Total debt securities AFS	5,081.5	8.1	5,073.4	—

Interest rate contracts — non-qualifying hedges	297.8	—	297.4	0.4
Other derivative — non-qualifying hedges	4.1	—	3.9	0.2
Total derivative assets at fair value — non-qualifying hedges(1)	301.9	—	301.3	0.6
Foreign currency forward contracts — net investment qualifying hedges	0.2	—	0.2	—
Total Derivative assets at fair value — qualifying hedges	0.2	—	0.2	—
Total	$5,383.6	$8.1	$5,374.9	$0.6
Liabilities
Interest rate contracts — non-qualifying hedges	$(69.0)	$—	$(69.0)	$—
Other derivative— non-qualifying hedges	(2.5)	—	(1.9)	(0.6)
Total derivative liabilities at fair value — non-qualifying hedges(1)	(71.5)	—	(70.9)	(0.6)
Foreign currency forward contracts — net investment qualifying hedges	(0.2)	—	(0.2)	—
Total derivative liabilities at fair value — qualifying hedges	(0.2)	—	(0.2)	—
Total	$(71.7)	$—	$(71.1)	$(0.6)
December 31, 2020
Assets
U.S. government/sponsored agency – Residential MBS	$2,579.8	$—	$2,579.8	$—
U.S. government/sponsored agency – Commercial MBS	1,780.8	—	1,780.8	—
U.S. government/sponsored agency obligations	1,470.8	—	1,470.8	—
U.S. Treasury securities	502.7	7.8	494.9	—
Supranational securities	327.5	—	327.5	—
Other securities	11.9	—	1.6	10.3
Total debt securities AFS	6,673.5	7.8	6,655.4	10.3

Interest rate contracts — non-qualifying hedges	429.6	—	428.1	1.5
Other derivative — non-qualifying hedges	2.0	—	1.7	0.3
Total derivative assets at fair value — non-qualifying hedges(1)	431.6	—	429.8	1.8
Total	$7,105.1	$7.8	$7,085.2	$12.1
Liabilities
Interest rate contracts — non-qualifying hedges	$(72.2)	$—	$(72.2)	$—
Other derivative— non-qualifying hedges	(6.7)	—	(6.0)	(0.7)
Total derivative liabilities at fair value — non-qualifying hedges(1)	(78.9)	—	(78.2)	(0.7)
Foreign currency forward contracts — net investment qualifying hedges	(0.3)	—	(0.3)	—
Total derivative liabilities at fair value — qualifying hedges	(0.3)	—	(0.3)	—
Total	$(79.2)	$—	$(78.5)	$(0.7)
(1)	Derivative fair values include accrued interest.

The methods and assumptions used to estimate the fair value of each class of financial instruments measured at fair value on a recurring basis are as follows:

Debt securities AFS — Investments in U.S. government agency and sponsored agency guaranteed mortgage-backed securities, U.S. government agency and sponsored agency obligations, U.S. Treasury securities and supranational securities were valued using Level 2 inputs. The market for certain corporate bonds is not active, therefore the estimated fair value was determined using a discounted cash flow technique or other appropriate techniques. Given the lack of observable market data, the estimated fair value of the corporate bonds was classified as Level 3. All of the corporate bonds were sold in the second quarter of 2021.

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

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
June 30, 2021
Assets
Derivative assets — non qualifying	$0.6	Internal valuation model	Borrower Rate	2.0% - 3.6%	2.9%
Total Assets	$0.6
Liabilities
Derivative liabilities — non-qualifying	$(0.6)	Internal valuation model
Total Liabilities	$(0.6)
December 31, 2020
Assets
Debt Securities — AFS	$10.3	Discounted cash flow	Discount Rate	8.5% - 10.4%	9.5%
Derivative assets — non qualifying	1.8	Internal valuation model	Borrower Rate	1.9% - 3.6%	2.7%
Total Assets	$12.1
Liabilities
Derivative liabilities — non-qualifying	$(0.7)	Internal valuation model
Total Liabilities	$(0.7)

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3).

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Derivative Assets- Non- Qualifying	Derivative Liabilities- Non- Qualifying	FDIC True-up Liability(1)
Balance as of December 31, 2020	$10.3	$1.8	$(0.7)	$—
Included in earnings	—	(1.2)	0.1	—
Included in comprehensive income	—	—	—	—
Maturity and settlements	(9.9)	—	—	—
Impairment	(0.4)	—	—	—
Balance as of June 30, 2021	$—	$0.6	$(0.6)	$—
Balance as of December 31, 2019	$67.1	$0.3	$(0.8)	$(68.8)
Included in earnings	(0.3)	1.7	(0.8)	(0.2)
Included in comprehensive income	(1.3)	—	—	—
Maturity and settlements	(13.0)	—	—	69.0
Balance as of June 30, 2020	$52.5	$2.0	$(1.6)	$—
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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents carrying value of assets measured at estimated fair value on a non-recurring basis for which gains and losses from a non-recurring fair value adjustment have been recorded in the periods. The gains and losses reflect amounts for the respective year-to-date periods.

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
June 30, 2021
Loans	$107.1	$—	$—	$107.1	$(19.5)
Total	$107.1	$—	$—	$107.1	$(19.5)
December 31, 2020
Assets held for sale	$701.6	$—	$—	$701.6	$(112.7)
Loans	106.4	—	—	106.4	(55.6)
Mortgage servicing rights	4.3	—	—	4.3	(4.5)
ROU assets	4.4	—	—	4.4	(6.1)
Total	$816.7	$—	$—	$816.7	$(178.9)

The methods and assumptions used to estimate the fair value of each class of financial instruments measured at fair value on a non-recurring basis are as follows:

Assets Held for Sale — The fair value of Level 3 assets was primarily valued under the income approach using the discounted cash flow model based on level 3 inputs including discount rate or valued based on price of executed or committed trades.

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

Carrying Value and Fair Value of Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
June 30, 2021
Financial Assets
Cash and interest-bearing deposits	$5,280.7	$5,280.7	$—	$—	$5,280.7
Assets held for sale (excluding leases)	50.8	—	18.6	33.3	51.9
Loans (excluding leases)(1)	30,706.3	—	1,404.4	30,098.4	31,502.8
Securities purchased under agreements to resell	150.0	—	150.0	—	150.0
Investment securities(2)	214.3	—	—	214.3	214.3
Financial Liabilities
Deposits(3)	(41,283.1)	—	—	(41,387.2)	(41,387.2)
Borrowings(3)	(4,311.2)	—	(4,694.5)	(11.3)	(4,705.8)
Credit balances of factoring clients	(1,530.5)	—	—	(1,530.5)	(1,530.5)
December 31, 2020
Financial Assets
Cash and interest-bearing deposits	$4,011.7	$4,011.7	$—	$—	$4,011.7
Assets held for sale (excluding leases)	720.0	—	14.5	706.2	720.7
Loans (excluding leases)(1)	32,812.9	—	1,332.1	32,285.4	33,617.5
Securities purchased under agreement to resell	150.0	—	150.0	—	150.0
Investment securities(2)	215.5	—	—	215.5	215.5
Financial Liabilities
Deposits(3)	(43,086.0)	—	—	(43,224.0)	(43,224.0)
Borrowings(3)	(5,911.1)	—	(6,371.3)	(8.0)	(6,379.3)
Credit balances of factoring clients	(1,719.9)	—	—	(1,719.9)	(1,719.9)
(1)	Carrying value of loans (excluding leases) is net of the ACL.
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

Loans — Loans are generally valued by discounting expected cash flows using market inputs with adjustments based on cohort level assumptions for certain loan types as well as internally developed estimates at a division or portfolio level. Due to the significance of the unobservable market inputs and assumptions, as well as the absence of a liquid secondary market for most loans, these loans are classified as Level 3. Certain loans are measured based on observable market prices sourced from external data providers and classified as Level 2. Nonaccrual loans are written down and reported at their estimated recovery value which approximates their fair value and classified as Level 3.

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

Investment Securities–non-marketable — Utilize Level 3 inputs to estimate fair value and were generally recorded under the measurement alternative. FHLB and FRB stock carrying values approximate fair value. Of the remaining non-marketable securities, the fair value is determined based on techniques that use significant assumptions that are not observable in the market.

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

NOTE 11 — STOCKHOLDERS' EQUITY

A roll forward of common stock activity is presented in the following table.

Number of Shares of Common Stock

	Issued	Less Treasury	Outstanding
Common stock - December 31, 2020	163,309,861	(64,700,466)	98,609,395
Restricted stock issued	757,277	-	757,277
Shares held to cover taxes on vesting restricted shares and other	-	(262,488)	(262,488)
Employee stock purchase plan participation	39,161	-	39,161
Common stock - June 30, 2021	164,106,299	(64,962,954)	99,143,345

Accumulated Other Comprehensive Income (Loss) ("AOCI")

The following table details the components of AOCI, net of tax:

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	June 30, 2021			December 31, 2020
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$(2.9)	$(6.3)	$(9.2)	$(2.6)	$(6.5)	$(9.1)
Changes in benefit plans net loss and prior service (cost)/credit	(41.6)	(3.8)	(45.4)	(42.5)	(3.6)	(46.1)
Net (loss) gains on securities AFS	(81.7)	20.9	(60.8)	123.0	(32.1)	90.9
Total accumulated other comprehensive (loss) income	$(126.2)	$10.8	$(115.4)	$77.9	$(42.2)	$35.7

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (dollars in millions)

		Changes in
		benefit plan
	Foreign	net (loss) gain	Unrealized net
	currency	and prior	gains (losses)
	translation	service (cost)	on AFS
	adjustments	credit	securities	Total AOCI
Balance as of December 31, 2020	$(9.1)	$(46.1)	$90.9	$35.7
AOCI activity before reclassifications	(0.1)	0.2	(71.4)	(71.3)
Amounts reclassified from AOCI	-	0.5	(80.3)	(79.8)
Net current period AOCI	(0.1)	0.7	(151.7)	(151.1)
Balance as of June 30, 2021	$(9.2)	$(45.4)	$(60.8)	$(115.4)

Balance as of December 31, 2019	$(9.1)	$(52.6)	$9.6	$(52.1)
AOCI activity before reclassifications	(1.0)	2.6	131.2	132.8
Amounts reclassified from AOCI	-	0.3	(15.2)	(14.9)
Net current period AOCI	(1.0)	2.9	116.0	117.9
Balance as of June 30, 2020	$(10.1)	$(49.7)	$125.6	$65.8

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Comprehensive Income

The amounts included in the Condensed Consolidated Statements of Comprehensive Income (Loss) are net of income taxes. The following table presents the pretax and after-tax components of other comprehensive income.

Before- and After-Tax components of OCI (dollars in millions)

Quarters Ended June 30,	2021			2020
							Income
	Gross		Net	Gross		Net	Statement
	Amount	Tax	Amount	Amount	Tax	Amount	Line Item
Foreign currency translation adjustments losses
AOCI activity before reclassification	$(0.2)	$0.2	$-	$(0.3)	$0.2	$(0.1)
Net Change	(0.2)	0.2	-	(0.3)	0.2	(0.1)

Changes in benefit plan net gain (loss) and prior service (cost) credit losses
AOCI activity before reclassification	0.2	-	0.2	(0.1)	0.1	-
Reclassifications out of AOCI	0.3	(0.1)	0.2	0.2	(0.1)	0.1	Operating expenses
Net Change	0.5	(0.1)	0.4	0.1	-	0.1

Unrealized net (losses) gains on securities AFS
AOCI activity before reclassification	47.1	(12.1)	35.0	6.7	(1.8)	4.9
Reclassifications out of AOCI	(3.6)	1.0	(2.6)	(7.9)	2.0	(5.9)	Other non- interest income
Net Change	43.5	(11.1)	32.4	(1.2)	0.2	(1.0)
Net current period OCI	$43.8	$(11.0)	$32.8	$(1.4)	$0.4	$(1.0)

Six Months Ended June 30,	2021			2020
							Income
	Gross		Net	Gross		Net	Statement
	Amount	Tax	Amount	Amount	Tax	Amount	Line Item
Foreign currency translation adjustments losses
AOCI activity before reclassification	$(0.3)	$0.2	$(0.1)	$(0.9)	$(0.1)	$(1.0)
Net Change	(0.3)	0.2	(0.1)	(0.9)	(0.1)	(1.0)

Changes in benefit plan net gain (loss) and prior service (cost) credit losses
AOCI activity before reclassification	0.2	-	0.2	3.5	(0.9)	2.6
Reclassifications out of AOCI	0.7	(0.2)	0.5	0.4	(0.1)	0.3	Operating expenses
Net Change	0.9	(0.2)	0.7	3.9	(1.0)	2.9

Unrealized net gains on securities AFS
AOCI activity before reclassification	(96.4)	25.0	(71.4)	176.4	(45.2)	131.2
Reclassifications out of AOCI	(108.3)	28.0	(80.3)	(20.4)	5.2	(15.2)	Other non- interest income
Net Change	(204.7)	53.0	(151.7)	156.0	(40.0)	116.0
Net current period OCI	$(204.1)	$53.0	$(151.1)	$159.0	$(41.1)	$117.9

NOTE 12 — INCOME TAXES

The Company’s global effective income tax rate (“ETR”) was 24.0% for both the quarter and six months ended June 30, 2021 and 46.2% and 17.0% for the quarter and six months ended June 30, 2020, respectively. The decrease from 46.2% in the prior year quarter to the 24.0 % rate for the quarter ended June 30, 2021 was primarily driven by the impact of the required true-up to the year-to-date provision in the prior year quarter for income taxes resulting from the increase in the annual effective rate quarter over quarter due to the effect that the change in forecasted pre-tax income had on the permanent and other adjustments. The increase from 17.0% in the prior year period to the 24.0% rate for the six months ended June 30, 2021 was primarily due to the impact of the non-deductible portion of the goodwill impairment in the prior year.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The quarterly income tax expense was based on a projection of the Company’s annual effective tax rate. This annual ETR was applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The ETR each period was also impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to the valuation allowances, and discrete items. The currently forecasted ETR may vary from the actual year-end 2021 ETR due to the changes in these factors.

Uncertain Tax Benefits

The Company recognizes tax benefits when it is more likely than not that the position will prevail, based solely on the technical merits under the tax law of the relevant jurisdiction. The Company recognizes the tax benefit if the position meets this recognition threshold determined based on the largest amount of the benefit that is more than likely to be realized.

NOTE 13 — COMMITMENTS

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

Commitments (dollars in millions)

	June 30, 2021			December 31, 2020
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets (excluding leases)	$2,831.2	$4,377.6	$7,208.8	$7,708.3
Letters of credit
Standby letters of credit	29.0	232.6	261.6	259.6
Other letters of credit	10.5	3.9	14.4	9.0
Deferred purchase agreements	1,835.1	—	1,835.1	1,929.4
Purchase and Funding Commitments
Lessor commitments(1)	$572.4	$—	$572.4	$628.3
(1)	CIT’s purchase and funding commitments relate to the equipment leasing businesses’ commitments to fund finance leases and operating leases, and Rail’s railcar manufacturer purchase commitments.

Financing Commitments

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At June 30, 2021, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking segment.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Purchase Agreements

A DPA is a guarantee provided in conjunction with factoring, whereby CIT provides a client with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, CIT is then required to purchase the receivable from the client, less any borrowings for such client. The outstanding amount in the table above, less $75.4 million and $157.9 million at June 30, 2021 and December 31, 2020, respectively, of borrowings for such clients, is the maximum amount that CIT would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring CIT to purchase all such receivables from the DPA clients.

The table above includes $1,723.1 million and $1,881.9 million of DPA credit protection at June 30, 2021 and December 31, 2020, respectively, related to receivables which have been presented to us for credit protection after shipment of goods has occurred and the customer has been invoiced. The table also includes $112.0 million and $47.5 million available under DPA credit line agreements provided at June 30, 2021 and December 31, 2020, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates the aggregate range of reasonably possible losses as up to $10 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of June 30, 2021. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

On October 21, 2016, CIT and CIT Bank were named as defendants in an existing lawsuit brought as a qui tam (i.e., whistleblower) action by a former OneWest employee on behalf of the U.S. government. The lawsuit asserts claims related to OneWest’s participation in the Home Affordable Modification Program (“HAMP”) administered by the United States Treasury Department, as well as Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insurance programs. On October 15, 2019, the plaintiff filed a second amended complaint in the United States District Court for the Eastern District of Texas alleging that, beginning in 2009, CIT (and its predecessor, OneWest) falsely certified its compliance with HAMP, submitted false claims for incentive payments for loan modifications, submitted false claims for FHA and VA insurance payments, and failed to self-report these violations. Plaintiff seeks the return of all U.S. government payments to CIT under the HAMP, FHA or VA programs. CIT has received approximately $93 million in servicer incentives under HAMP, and the government has paid more than $400 million in the aggregate in borrower, servicer, and investor incentives in connection with loans modified by OneWest or CIT under HAMP. The Department of Justice has declined to intervene in this case. On February 12, 2021, CIT filed a motion to dismiss for lack of subject matter jurisdiction, which is still pending. On June 24, 2021, CIT filed a Motion for Summary Judgment under Federal Rule of Civil Procedure 56 and filed a separate Motion for Partial Summary Judgment under the Public Disclosure Bar.  A Final Pretrial Conference is scheduled for December 2, 2021. CIT is defending this litigation vigorously and believes that it has meritorious defenses.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15 — BUSINESS SEGMENT INFORMATION

Segment Profit (Loss) and Assets

Refer to Note 24 — Business Segment Information in our 2020 Form 10-K for detail on CIT’s business segments.

Segment Pre-tax Income (Loss) (dollars in millions)

	Commercial Banking	Consumer Banking	Corporate	Total CIT
Quarter Ended June 30, 2021
Interest income	$281.1	$75.2	$16.8	$373.1
Interest expense (benefit)	77.5	(22.8)	52.1	106.8
Provision for credit losses	(66.8)	(5.4)	-	(72.2)
Rental income on operating leases	188.2	-	-	188.2
Other non-interest income	111.2	36.6	12.9	160.7
Depreciation on operating lease equipment	82.8	-	-	82.8
Maintenance and other operating lease expenses	54.8	-	-	54.8
Operating expenses	183.0	93.1	(24.9)	251.2
Income before provision (benefit) for income taxes	$249.2	$46.9	$2.5	$298.6
Select Period End Balances
Total Assets	$35,660.8	$6,661.7	$12,381.2	$54,703.7
Loans	27,265.9	6,445.2	-	33,711.1
Credit balances of factoring clients	(1,530.5)	-	-	(1,530.5)
Assets held for sale	33.2	18.3	-	51.5
Operating lease equipment, net	7,781.8	-	-	7,781.8
Quarter Ended June 30, 2020
Interest income	$324.5	$93.9	$28.5	$446.9
Interest expense	135.5	5.5	61.5	202.5
Provision for credit losses	214.7	8.9	-	223.6
Rental income on operating leases	200.9	-	-	200.9
Other non-interest income	77.2	2.7	22.7	102.6
Depreciation on operating lease equipment	81.1	-	-	81.1
Maintenance and other operating lease expenses	56.1	-	-	56.1
Operating expenses/gain on debt extinguishment and deposit redemption	201.2	101.4	43.0	345.6
Loss before provision (benefit) for income taxes	$(86.0)	$(19.2)	$(53.3)	$(158.5)
Select Period End Balances
Total Assets	$37,712.9	$8,714.2	$15,275.3	$61,702.4
Loans	28,972.9	8,545.4	-	37,518.3
Credit balances of factoring clients	(989.1)	-	-	(989.1)
Assets held for sale	54.8	27.9	-	82.7
Operating lease equipment, net	7,778.1	-	-	7,778.1

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

	Commercial Banking	Consumer Banking	Corporate	Total CIT
Six Months Ended June 30, 2021
Interest income	$572.2	$149.2	$39.8	$761.2
Interest expense (benefit)	166.2	(42.5)	102.7	226.4
(Benefit) provision for credit losses	(171.3)	(18.3)	-	(189.6)
Rental income on operating leases	382.9	-	-	382.9
Other non-interest income	202.9	63.1	124.6	390.6
Depreciation on operating lease equipment	167.5	-	-	167.5
Maintenance and other operating lease expenses	106.4	-	-	106.4
Operating expenses/loss on debt extinguishment and deposit redemption	369.9	172.6	(17.2)	525.3
Income from continuing operations before provision (benefit) for income taxes	$519.3	$100.5	$78.9	$698.7
Six Months Ended June 30, 2020
Interest income	$692.4	$195.5	$72.6	$960.5
Interest expense (benefit)	299.0	(4.6)	133.8	428.2
Provision for credit losses	723.6	13.9	-	737.5
Rental income on operating leases	410.7	-	-	410.7
Other non-interest income	164.5	16.7	52.0	233.2
Depreciation on operating lease equipment	159.4	-	-	159.4
Maintenance and other operating lease expenses	109.7	-	-	109.7
Operating expenses/gain on debt extinguishment and deposit redemption	414.5	203.5	62.0	680.0
Goodwill impairment	301.5	43.2	-	344.7
(Loss) income from continuing operations before provision (benefit) for income taxes	$(740.1)	$(43.8)	$(71.2)	$(855.1)

NOTE 16 — SUBSEQUENT EVENTS

Merger Update

On July 14, 2021, CIT and First Citizens jointly announced that the proposal to merge the two companies has received regulatory approval from the FDIC. The merger has already received approval from the Office of the North Carolina Commissioner of Banks.

Completion of the proposed merger remains subject to approval from the Board of Governors of the Federal Reserve System, and closing is expected in the third quarter, subject to such regulatory approval and the satisfaction or waiver of other customary closing conditions.

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

On July 14, 2021, First Citizens and CIT jointly announced that the proposal to merge the two companies has received regulatory approval from the FDIC. The merger has already received approval from the Office of the North Carolina Commissioner of Banks.

Completion of the proposed merger remains subject to approval from the Board of Governors of the Federal Reserve System, and closing is expected in the third quarter, subject to such regulatory approval and the satisfaction or waiver of other customary closing conditions.

SUMMARY OF 2021 FINANCIAL RESULTS

See Credit Metrics for discussion on COVID-19 borrower relief arrangements.

The following table summarizes the Company’s results in accordance with U.S. GAAP as included in the Condensed Consolidated Statements of Operations for the quarters and six months ended June 30, 2021 and 2020, and the quarter ended March 31, 2021. We similarly provide results that exclude noteworthy items, which are described and reconciled to GAAP in the Non-GAAP Financial Measurements section at the end of the MD&A. As explained further in the Non-GAAP Financial Measurements section, we exclude noteworthy items to reflect how management views the underlying performance of the business.

Results of Operations (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Net income (loss) available to common shareholders (GAAP)	$214.6	$301.0	$(97.6)	$515.6	$(725.7)
Noteworthy items	(4.8)	(56.4)	36.2	(61.2)	425.9
Net Income (loss) available to common shareholders, excluding noteworthy items (non-GAAP)	$209.8	$244.6	$(61.4)	$454.4	$(299.8)
Diluted income (loss) per common share
Net income (loss) available to common shareholders (GAAP)	$2.14	$3.04	$(0.99)	$5.17	$(7.39)
Noteworthy items	(0.05)	(0.57)	0.37	(0.61)	4.34
Net Income (loss) available to common shareholders, excluding noteworthy items (non-GAAP)	$2.09	$2.47	$(0.62)	$4.56	$(3.05)
Average number of common shares - diluted (thousands)	100,340	99,076	98,438	99,708	98,263

Second quarter net income available to common shareholders was $214.6 million or $2.14 per diluted common share and included $4.8 million of noteworthy items ($0.05 per share) as detailed in the following table. Compared to the prior quarter, net income available to common shareholders was down. Last quarter included significant gains on investment sales related to our strategic initiative to monetize unrealized gains within accumulated other comprehensive income (“AOCI”), which was considered noteworthy. Excluding noteworthy items1, second quarter income available to common shareholders was $209.8 million ($2.09 per share) compared to $244.6 million ($2.47 per share) in the prior quarter reflecting a lower net benefit to the provision for credit losses of $72.2 million, while the prior quarter included a net benefit of $117.4 million. The net benefits reflect lower loan balances (including off-balance sheet credit exposures), as well as improvements in credit trends and economic forecasts.

The loss in the year-ago quarter included noteworthy items that were primarily related to the integration of Mutual of Omaha Bank (“MOB”) and other cost initiatives. Excluding noteworthy items, the 2020 second quarter loss to common shareholders was $61.4 million or $0.62 per diluted common share, reflecting an elevated provision for credit losses, along with the continued impacts of the macroeconomic environment at that time.

The loss in the year-ago six-month period also included noteworthy items consisting of a goodwill impairment charge, MOB merger and integration costs and MOB day 1 credit provision. Excluding noteworthy items, the loss to common shareholders primarily reflected an elevated provision for credit losses, along with the continued impacts of the macroeconomic environment at that time.

See Non-GAAP Financial Measurements for a listing of each noteworthy item and respective balance.

Financial results for the 2021 second quarter included the following noteworthy items:

•

$6.1 million (after-tax) ($0.06 per diluted common share) benefit from the reversal of previously recorded restructuring charges related to employee reductions, who then resigned prior to their termination date.

•	$1.3 million (after-tax) ($0.01 per diluted common share) related to FCB merger costs.

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

The following table reflects the impact of noteworthy items on our GAAP results for the quarter and six months ended June 30, 2021. See Non-GAAP Financial Measurements section.

Noteworthy Adjustments – After-tax (dollars in millions, except diluted per share amounts)

	Quarter Ended June 30, 2021		Six Months Ended June 30, 2021
		Per Share		Per Share
Net income available to common shareholders (GAAP)	$214.6	$2.14	$515.6	$5.17
FCB merger costs	1.3	0.01	6.4	0.06
Reversal of prior restructuring charges	(6.1)	(0.06)	(6.1)	(0.06)
Gains on strategic sales of investment securities	-	-	(61.5)	(0.62)
Non-GAAP results	$209.8	$2.09	$454.4	$4.56

NET FINANCE REVENUE

Net interest revenue reflects our interest income less interest expense and is included as a line item on the Condensed Consolidated Statements of Operations. Net interest revenue was $266.3 million for the quarter ended June 30, 2021, down from $244.4 million in the year-ago quarter and $268.5 million in the prior quarter. Net interest revenue was $534.8 million and $532.3 million for the six months ended June 30, 2021 and 2020, respectively.

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

The consolidated financial statements include the effects of purchase accounting adjustment (“PAA”) accretion. Accretion and amortization of certain purchase accounting adjustments primarily impact interest income and interest expense and are summarized in a table in this section.

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

The following table presents the average balance sheet and related rates, along with NFR and NFM.

Average Balances and Annualized Rates(1) (dollars in millions)

	Quarters Ended
	June 30, 2021			March 31, 2021			June 30, 2020
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-bearing cash	$5,583.1	$1.5	0.11%	$4,634.4	$1.3	0.11%	$7,110.7	$1.8	0.10%
Investment securities and securities purchased under agreements to resell	5,247.5	15.9	1.21%	6,144.3	22.8	1.48%	5,766.4	27.9	1.94%
Loans (including held for sale)(2)(3)	33,226.5	355.7	4.28%	34,592.3	364.0	4.21%	37,109.8	417.2	4.50%
Total interest earning assets(2)(3)	44,057.1	373.1	3.39%	45,371.0	388.1	3.42%	49,986.9	446.9	3.58%
Operating lease equipment, net (including held for sale)(4)	7,754.0	50.6	2.61%	7,831.2	58.4	2.98%	7,602.1	63.7	3.35%
Average earning assets(2)(5)	51,811.1	423.7	3.27%	53,202.2	446.5	3.36%	57,589.0	510.6	3.55%
Non-interest earning assets
Cash and due from banks	169.7			180.1			185.8
Allowance for credit losses	(926.7)			(1,055.0)			(1,102.4)
All other non-interest bearing assets	3,255.7			3,420.1			3,577.2
Total assets	$54,309.8			$55,747.4			$60,249.6

Interest-bearing deposits and borrowings
Deposits	$38,283.0	$50.7	0.53%	$39,300.8	$61.2	0.62%	$41,857.7	$138.3	1.32%
Borrowings	4,832.1	56.1	4.64%	5,453.6	58.4	4.28%	7,958.4	64.2	3.23%
Total interest-bearing liabilities	43,115.1	106.8	0.99%	44,754.4	119.6	1.07%	49,816.1	202.5	1.63%
Non-interest bearing deposits	3,360.9			3,385.9			3,019.6
Other non-interest bearing liabilities	1,906.0			1,845.3			1,597.7
Stockholders' equity	5,927.8			5,761.8			5,816.2
Total liabilities and stockholders' equity	$54,309.8			$55,747.4			$60,249.6
Net revenue spread			2.28%			2.29%			1.92%
Impact of non-interest bearing sources			0.17%			0.17%			0.22%
NFR ($) / NFM (%)(2)(5)		$316.9	2.45%		$326.9	2.46%		$308.1	2.14%

	Six Months Ended
	June 30, 2021			June 30, 2020
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-bearing cash	$5,111.3	$2.8	0.11%	$4,463.9	$7.4	0.33%
Investment securities and securities purchased under agreements to resell	5,693.5	38.7	1.36%	6,862.2	68.3	1.99%
Loans (including held for sale)(2)(3)	33,905.6	719.7	4.25%	36,801.7	884.8	4.81%
Interest earning assets	44,710.4	761.2	3.41%	48,127.8	960.5	3.99%
Operating lease equipment, net (including held for sale)(4)	7,792.4	109.0	2.80%	7,509.1	141.6	3.77%
Average earning assets(2)(5)	52,502.8	870.2	3.31%	55,636.9	1,102.1	3.96%
Non-interest earning assets
Cash and due from banks	174.9			206.9
Allowance for credit losses	(990.5)			(933.0)
All other non-interest bearing assets	3,337.4			3,564.6
Total assets	$55,024.6			$58,475.4

Interest-bearing deposits and borrowings
Deposits	$38,789.1	$111.9	0.58%	$40,451.4	$294.9	1.46%
Borrowings	5,141.1	114.5	4.45%	7,454.9	133.3	3.58%
Total interest-bearing liabilities	43,930.2	226.4	1.03%	47,906.3	428.2	1.79%
Non-interest bearing deposits	3,373.3			2,838.8
Other non-interest bearing liabilities	1,875.8			1,598.6
Stockholders' equity	5,845.2			6,131.7
Total liabilities and stockholders' equity	$55,024.5			$58,475.4
Net revenue spread			2.28%			2.17%
Impact of non-interest bearing sources			0.17%			0.25%
NFR ($) / NFM (%)(2)(5)		$643.8	2.45%		$673.9	2.42%

(1)….(5) See footnotes under the next table.

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

Average Balances and Rates(1) (dollars in millions)

	June 2021 Over March 2021 Comparison			June 2021 Over June 2020 Comparison
	Increase (Decrease) Due To Change In:			Increase (Decrease) Due To Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-bearing cash	$0.2	$-	$0.2	$(0.5)	$0.2	$(0.3)
Investment securities and securities purchased under agreement to resell	(3.1)	(3.8)	(6.9)	(2.2)	(9.8)	(12.0)
Loans and loans held for sale(2)(3)	(14.3)	6.0	(8.3)	(41.8)	(19.7)	(61.5)
Operating lease equipment, net (including held for sale)(4)	(0.6)	(7.2)	(7.8)	1.2	(14.3)	(13.1)
AEA(2)(5)	$(17.8)	$(5.0)	$(22.8)	$(43.3)	$(43.6)	$(86.9)

Interest-bearing deposits	$(1.9)	$(8.6)	$(10.5)	$(11.1)	$(76.5)	$(87.6)
Borrowings	(7.0)	4.7	(2.3)	(30.4)	22.3	(8.1)
Total interest-bearing liabilities	$(8.9)	$(3.9)	$(12.8)	$(41.5)	$(54.2)	$(95.7)
(1)	Average balances are based on daily balances. Tax exempt income was not significant in any of the periods presented. Average rates are impacted by PAA accretion.
(2)	The balance and rate presented is calculated net of average credit balances for factoring clients.
(3)	Non-accrual loans and related income are included in the respective categories.
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

NFR was $316.9 million for the quarter ended June 30, 2021, up from $308.1 million in the year-ago quarter and down from $326.9 million in the prior quarter. For the six months ended June 30, 2021 and June 30, 2020, NFR was $643.8 million and $673.9 million, respectively.

Compared to the year-ago quarter, NFR was up $8.8 million. NFR increased as lower interest income was offset by the decline in deposit costs from lower rates and a reduction in borrowing costs, driven by lower rates and balances of FHLB Advances and the repayment of the secured facility. See further discussion on deposits and borrowings below the following tables. The decline in interest income reflected a decrease in average loans and investment securities. Interest income also reflected the lower interest rate environment, which decreased interest earned on our floating rate loan portfolio, and lowered reinvestment rate for investments. Net operating lease revenue was down, driven by lease rate compression on new assignments and renewals, partially offset by an increase in average operating leases. See the end of this section for more details on our operating lease portfolio. For the six months ended June 30, 2021, the decline in interest income outpaced the lower borrowing costs, compared to the same period in 2020.

Compared to the prior quarter, NFR was down $10.0 million. NFR declined on lower interest income, reflecting lower average balances and yields on loans and investment securities and lower net operating lease revenue, partially offset by higher purchase accounting accretion from Legacy Consumer Mortgage (“LCM”) loan prepayments and lower deposit costs. The decline in net operating lease revenue reflected a customer receivable settlement of $6 million that mostly benefited rental income in the prior quarter. The NFR decline was partially offset by lower deposit costs primarily from lower rates and balances, along with lower borrowing costs from a decline in balances.

NFM was 2.45% for the quarter ended June 30, 2021, up from 2.14% in the year-ago quarter and declined modestly from 2.46% in the prior quarter. NFM was 2.45% for the six months ended June 30, 2021, up slightly from 2.42% in the year-ago period.

NFM increased from the year-ago quarter, reflecting lower weighted average deposit costs from lower rates in all deposit channels, and lower borrowing balances. Lower deposit costs improved our margin as CDs repriced lower and we reduced our non-maturity deposit rates across our deposit channels. We also grew lower cost HOA deposits, further contributing to the lower deposit costs. See further discussion on deposits and borrowings below the following tables. Partially offsetting were lower market rates that reduced yields on loans and investment securities. Operating lease yields were down, driven by railcar lease renewal rates that re-priced down. The increase also reflected higher purchase accounting accretion.

The modest decline in NFM compared to the prior quarter primarily reflected the items mentioned above as well as a higher mix of cash.

AEA was down compared to the year-ago and prior quarters. AEA compared to the year-ago quarter decreased primarily from a reduction in loans, and also included lower interest-bearing cash and investment securities. Commercial Banking average loans declined across all divisions reflecting lower origination volume in sectors more impacted by the pandemic, the sale of the Aviation Lending portfolio as well as high prepayments, particularly in Real Estate Finance. The decrease in Consumer Banking average loans compared to year-ago quarter was primarily driven by LCM loan sales and continued run-off, as well as higher prepayments. The year-to-date decline in AEA compared to 2020 was driven by lower average loans.

AEA decreased from the prior quarter. The decline was driven by lower average loans and leases. Commercial Banking average loans and leases declined, primarily driven by the sale of the Aviation Lending portfolio within Commercial Finance, as well as a reduction in Real Estate Finance, which continues to be impacted by lower origination volume and high prepayments. Average loans were down in Consumer Banking, reflecting LCM loan sales and continued run off in the LCM portfolio, as well as higher prepayments in LCM loans and a reduction in SBA PPP loans due to SBA forgiveness.

The composition of our average funding mix is presented below.

Average Funding Mix

	Quarters Ended
	June 30,	March 31,	June 30,
	2021	2021	2020
Deposits	90%	89%	85%
Unsecured borrowings	9%	9%	8%

Secured Borrowings:
FHLB advances	1%	2%	6%
Structured financings	0%	0%	1%

These proportions will fluctuate depending upon our funding activities.

The following table details further the rates of interest-bearing liabilities.

Interest-Bearing Deposits and Borrowings — Average Balances and Annualized Rates for the Quarters Ended (dollars in millions)

	June 30, 2021			March 31, 2021			June 30, 2020
	Average Balance	Interest Expense	Rate (%)	Average Balance	Interest Expense	Rate (%)	Average Balance	Interest Expense	Rate (%)
Total interest-bearing deposits
Time deposits	$8,538.0	$24.4	1.14%	$9,781.4	$33.9	1.39%	$12,551.0	$59.7	1.90%
Interest-bearing checking	3,491.7	2.5	0.29%	3,442.4	2.6	0.30%	3,163.3	3.0	0.38%
Savings and money market	26,253.3	23.8	0.36%	26,077.0	24.7	0.38%	26,143.4	75.6	1.16%
Total interest-bearing deposits	38,283.0	50.7	0.53%	39,300.8	61.2	0.62%	41,857.7	138.3	1.32%
Borrowings
Senior unsecured	$3,737.6	$45.8	4.90%	$3,953.1	$47.0	4.76%	$3,971.8	$46.1	4.64%
Subordinated unsecured	495.1	7.3	5.90%	494.9	7.3	5.90%	494.5	7.4	5.99%
FHLB advances	590.7	0.5	0.34%	998.6	1.9	0.76%	3,038.0	6.6	0.87%
Other secured and structured borrowings	8.7	0.1	NM	7.0	0.1	NM	448.8	2.5	2.23%
Other credit facilities(1)	-	2.5	-	-	2.1	-	-	1.6	-
Securities sold under agreement to repurchase	-	-	-	-	-	-	5.3	-	-
Total borrowings	4,832.1	56.1	4.64%	5,453.6	58.4	4.28%	7,958.4	64.2	3.23%
Total interest-bearing liabilities	$43,115.1	$106.8	0.99%	$44,754.4	$119.6	1.07%	$49,816.1	$202.5	1.63%
(1)	Amounts include interest expense related to facility fees and amortization of deferred costs on unused portions of credit facilities.

The following table reflects our total deposit base, interest bearing and non-interest-bearing deposits, and related rate:

Total Deposits — Average Balances and Annualized Rates for the Quarters Ended (dollars in millions)

	June 30, 2021			March 31, 2021			June 30, 2020
	Average Balance	Interest Expense	Rate (%)	Average Balance	Interest Expense	Rate (%)	Average Balance	Interest Expense	Rate (%)
Interest-bearing deposits	$38,283.0	$50.7	0.53%	$39,300.8	$61.2	0.62%	$41,857.7	$138.3	1.32%
Non-interest bearing deposits	3,360.9	-	-	3,385.9	-	-	3,019.6	-	-
Total deposits	$41,643.9	$50.7	0.49%	$42,686.7	$61.2	0.57%	$44,877.3	$138.3	1.23%

Compared to the year-ago and prior quarters, the decrease in average deposits reflected strategic rate reductions, reducing higher cost time deposits, and managing excess liquidity, which offset growth in the HOA channel as we strategically grow this channel. Average HOA deposits totaled 16% of the total average deposits for the quarter ended June 30, 2021, up from 12% in the year-ago quarter and 15% in the prior quarter. The weighted average rate on average outstanding deposits decreased 74 bps to 0.49% from 1.23% in the year-ago quarter reflecting lower rates across all deposit channels and a higher mix of lower cost deposits. The weighted average rate on average outstanding deposits decreased 8 bps from 0.57% in the prior quarter, primarily due to lower rates across most channels, along with a higher mix of lower cost HOA deposits and run-off of higher cost brokered deposits.

We continued to shift the mix from time deposits to non-maturity deposits. Average non-maturity deposits currently represent 79% of total deposits, compared to 77% in the prior quarter and 72% in the year-ago quarter.

See Funding and Liquidity section for tables that reflect period end deposits by type and by channel.

Interest expense on borrowings decreased compared to the year-ago and prior quarters, driven by lower interest on FHLB advances, driven by both the lower average balance and lower rate, and the repayment of the secured facility. The securities sold under agreement to repurchase were acquired as part of the MOB Acquisition and were fully repaid by the end of the 2020 second quarter. The weighted average maturity profile of the combined unsecured senior and subordinated notes is 3.1 years at June 30, 2021, compared to 3.2 years at December 31, 2020.

Deposits and borrowings are also discussed in Funding and Liquidity.

The following table depicts selected earning asset yields and margin-related data for our segments and divisions within the segments.

Segment Average Yield and Other Data (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Commercial Banking
Average Earning Assets (AEA)
Commercial Finance	$15,295.3	$15,605.4	$16,224.7	$15,449.5	$15,916.9
Business Capital	4,952.8	5,028.3	5,316.3	4,990.4	5,317.5
Rail	7,188.8	7,194.2	7,058.9	7,191.5	6,963.2
Real Estate Finance	6,890.3	7,412.1	7,652.0	7,149.8	7,631.7
Total	$34,327.2	$35,240.0	$36,251.9	$34,781.2	$35,829.3

Net Finance Revenue
Commercial Finance	$122.0	$119.9	$117.5	$241.9	$248.4
Business Capital	68.5	70.4	68.0	138.9	138.8
Rail	15.9	19.9	17.7	35.8	48.4
Real Estate Finance	47.8	50.6	49.5	98.4	99.4
Total	$254.2	$260.8	$252.7	$515.0	$535.0

Gross Yield
Commercial Finance	3.96%	4.00%	4.33%	3.98%	4.76%
Business Capital	8.98%	9.22%	8.95%	9.10%	9.08%
Rail	8.13%	8.29%	8.92%	8.21%	9.33%
Real Estate Finance	3.52%	3.49%	3.84%	3.51%	4.14%
Total	5.47%	5.51%	5.80%	5.49%	6.16%

Net Finance Margin
Commercial Finance	3.19%	3.08%	2.90%	3.13%	3.12%
Business Capital	5.53%	5.60%	5.12%	5.57%	5.22%
Rail	0.89%	1.10%	1.01%	1.00%	1.39%
Real Estate Finance	2.78%	2.73%	2.58%	2.75%	2.60%
Total	2.96%	2.96%	2.79%	2.96%	2.99%

Consumer Banking
Average Earning Assets (AEA)
Consumer and Community Banking	$5,308.4	$5,745.9	$6,592.7	$5,525.9	$6,551.3
Legacy Consumer Mortgages	1,501.8	1,653.7	2,065.6	1,577.3	2,110.7
Total	$6,810.2	$7,399.6	$8,658.3	$7,103.2	$8,662.0

Net Finance Revenue
Consumer and Community Banking	$65.4	$63.9	$53.4	$129.3	$129.4
Legacy Consumer Mortgages	32.6	29.8	35.0	62.4	70.7
Total	$98.0	$93.7	$88.4	$191.7	$200.1

Gross Yield
Consumer and Community Banking	2.88%	2.75%	3.18%	2.82%	3.35%
Legacy Consumer Mortgages	9.82%	8.34%	8.05%	9.04%	8.12%
Total	4.41%	4.00%	4.34%	4.20%	4.52%

Net Finance Margin
Consumer and Community Banking	4.93%	4.44%	3.24%	4.68%	3.95%
Legacy Consumer Mortgages	8.68%	7.22%	6.79%	7.92%	6.70%
Total	5.76%	5.06%	4.09%	5.40%	4.62%

Gross yield (interest income plus rental income on operating leases as a percent of AEA) in Commercial Banking for the quarter ended June 30, 2021 was down from the year-ago quarter driven by decreases in all divisions except Business Capital, which was up slightly. Compared to the prior quarter, gross yield in each of the divisions was down slightly, except for a slight increase in Real Estate Finance. Changes in gross yield in Commercial Finance and Real Estate Finance were primarily driven by changes in asset mix, as well as compression on new business yields in Commercial Finance and the impact from lower average interest rates. The Business Capital gross yield was up slightly compared to the year ago quarter, and down from the prior quarter, which benefited from higher renewal income and prepayment benefits. Gross yield in Rail was down from the year-ago and prior quarters, reflecting lease rates that continued to re-price lower, and the prior quarter benefited from a customer receivable settlement. Year-to-date trends generally follow the trends and discussions compared to the year-ago quarter.

For total Consumer Banking, gross yield was up compared to the year-ago and prior quarters, and down compared to the six months ended June 30, 2020. Within the Consumer and Community Banking division, gross yield was down compared to the year-ago quarter and six months, as yields on new business have contracted reflecting the lower market rate environment, partially offset by higher prepayment activity. The increase for total Consumer Banking from the prior quarter reflects accelerated accretion income from higher prepayment activity in the LCM division. NFM in Consumer and Community Banking was higher than gross yields as this segment receives an interest benefit from the other segments for the value of excess deposits it generates.

Gross yield in LCM was up compared to the year-ago and prior quarters, and compared to the six-month periods, primarily due to higher prepayment activity in respective periods contributing to higher PAA accretion.

The following table displays PAA accretion by segment and division for both interest income and interest expense. As of June 30, 2021, the remaining accretable PAA on loans was $364 million, of which $35 million related to Commercial Banking and $329 million related to Consumer Banking. This compares to $465 million of remaining accretable PAA on loans as of December 31, 2020, of which $39 million related to Commercial Banking and $426 million related to Consumer Banking. The remaining accretable PAA in Consumer Banking is expected to decline as the LCM loan balances continue to run-off and we are expecting accretion of the remaining Commercial Banking PAA to continue to trend lower. However, amounts may vary quarter to quarter due to fluctuations in prepayments, which results in a loan's remaining accretable PAA being accelerated into interest income. (See footnote 1 to the following table).

PAA Accretion for the Quarters Ended (dollars in millions)

	June 30, 2021			March 31, 2021			June 30, 2020
	PAA Accretion Recognized in:			PAA Accretion Recognized in:			PAA Accretion Recognized in:
	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR
Commercial Banking
Commercial Finance	$0.7	$0.2	$0.9	$0.6	$0.2	$0.8	$0.9	$1.9	$2.8
Real Estate Finance	1.9	-	1.9	1.3	-	1.3	3.2	-	3.2
Total Commercial Banking	2.6	0.2	2.8	1.9	0.2	2.1	4.1	1.9	6.0
Consumer Banking
Consumer and Community Banking	(1.0)	0.3	(0.7)	(1.5)	0.4	(1.1)	(3.5)	2.0	(1.5)
Legacy Consumer Mortgages	20.7	-	20.7	17.3	-	17.3	16.8	-	16.8
Total Consumer Banking	19.7	0.3	20.0	15.8	0.4	16.2	13.3	2.0	15.3
Total CIT	$22.3	$0.5	$22.8	$17.7	$0.6	$18.3	$17.4	$3.9	$21.3
(1)

Includes accelerated recognition of PAA accretion due to prepayments of approximately $17 million, $11 million, and $12 million for the quarters ended June 30, 2021 and 2020 and March 31, 2021, respectively.

(2)	Reflects PAA accretion on deposits acquired in the MOB Acquisition.

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Data (dollars in millions)

	Quarters Ended
	June 30, 2021		March 31, 2021		June 30, 2020
Rental income on operating leases	$188.2	9.71%	$194.7	9.94%	$200.9	10.57%
Depreciation on operating lease equipment	82.8	4.27%	84.7	4.33%	81.1	4.27%
Maintenance and other operating lease expenses	54.8	2.83%	51.6	2.64%	56.1	2.95%
Net operating lease revenue	$50.6	2.61%	$58.4	2.98%	$63.7	3.35%
Average operating lease equipment, including amounts held for sale	$7,754.0		$7,831.2		$7,602.1

	Six Months Ended
	June 30, 2021		June 30, 2020
Rental income on operating leases	$382.9	9.83%	$410.7	10.94%
Depreciation on operating lease equipment	167.5	4.30%	159.4	4.25%
Maintenance and other operating lease expenses	106.4	2.73%	109.7	2.92%
Net operating lease revenue	$109.0	2.80%	$141.6	3.77%
Average operating lease equipment, including amounts held for sale	$7,792.4		$7,509.1
Net operating lease revenue, which is a component of NFR, is driven principally by the performance of the Rail portfolio within the Commercial Banking segment. Although our rail portfolio grew, net operating lease revenue in dollars and as a percent of average operating lease equipment for the quarter ended June 30, 2021 was down from the year-ago quarter and six months, reflecting renewal rates that continued to re-price lower than maturing leases on average across the portfolio.

The lower net operating lease revenue compared to the prior quarter was driven by a customer receivable settlement of $6 million that mostly benefited rental income last quarter, and also due to lease renewal rates that on average re-priced at a lower but improving rate. Railcar utilization, including commitments to lease, was 90% at June 30, 2021 up compared to 88% at March 31, 2021, and lease renewals repriced down approximately 12% during the current quarter, reflecting market conditions and the mix of cars that came up for renewal.

Depreciation is recognized on railcars and other operating lease equipment and was up from the year-ago quarter and six months on portfolio growth and down compared to the prior quarter. Maintenance and other operating lease expenses are variable and primarily relate to the Rail portfolio. The increase from last quarter reflects activity to move railcars out of storage and back onto lease, consistent with the improved utilization rate. The year-ago balance reflects preparing cars for storage.

CREDIT METRICS

The following provides information on the provision for credit losses and allowance for credit losses (“ACL”), as well as certain credit metrics, including net charge-off and non-accrual loan levels, that management uses to track the credit quality of the portfolio. Management also utilizes other metrics and statistics such as risk ratings, concentration limits, migration trends, key portfolio stress testing, and LTV ratio and FICO scores on consumer mortgages, to monitor and manage the risk and credit quality of the portfolio. See Note 3 – Loans and Note 4 – Allowance for Credit Losses in Item 1 for various tables.

The provision for credit losses was a benefit of $72 million for the quarter ended June 30, 2021, compared to a provision of $224 million in the year-ago quarter and a benefit of $117 million in the prior quarter. The benefit for the quarter ended June 30, 2021 included $67 million related to the Commercial Banking segment and $5 million in the Consumer Banking segment. The net provision benefit included an approximately $99 million reduction in reserves (including ACL and allowance for off-balance sheet credit exposures), partially offset by $26 million of net charge-offs. The reduction in reserves included an approximately $77 million decline for loans collectively evaluated and for off-balance sheet credit exposures which was due to lower loan balances and off-balance sheet credit exposures as well as continued improvement in credit trends and economic forecasts. The remaining decline of $22 million in the reserves related to loans that were individually evaluated and largely offset the net charge-offs.

The provision in the year-ago quarter of $224 million included the impact of the COVID-19 pandemic on the macroeconomic forecasts across our portfolios. The provision related to the Commercial Banking segment was $215 million and the remaining $9 million related to the Consumer Banking segment. The benefit of $117 million in the prior quarter reflected a low level of net charge-offs ($13 million) and a reduction in reserve of approximately $130 million due to the continued improvement in the macroeconomic forecasts and credit trends, as well as lower loan balances.

Net charge-offs were $26 million (0.30% of average loans) in the current quarter. Net charge-offs were down from $170 million (1.79%) in the year-ago quarter, reflecting the impact from the COVID-19 pandemic and the associated effects on the economy, and up from $13 million (0.15%) in the prior quarter. Net charge-offs in the current quarter included a higher level of recoveries and accounts for which we had previously established a reserve. Net charge-offs are discussed and presented in a table by segment and division later in this section.

Non-accrual loans totaled $549 million (1.63% of loans) at June 30, 2021, compared to $588 million (1.63% of loans) at December 31, 2020. The decrease was primarily in Consumer Banking due to the sale of LCM non-accrual loans.

The following table presents details on our ACL, including charge-offs and recoveries and provides summarized components of the provision and allowance:

ACL and Provision for Credit Losses (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Allowance - beginning of period	$942.3	$1,063.8	$1,111.1	$1,063.8	$482.6
CIT CECL adoption(1)	-	-	-	-	223.6
Provision for credit losses	(72.2)	(117.4)	223.6	(189.6)	737.5
Other(2)	6.6	9.2	37.8	15.8	(37.8)
Net additions	(65.6)	(108.2)	261.4	(173.8)	699.7
The initial ACL recognized on PCD assets(3)	-	-	-	-	20.2
Gross charge-offs(3)	47.4	28.9	193.5	76.3	256.5
Less: Recoveries	21.3	15.6	23.7	36.9	33.1
Net charge-offs	26.1	13.3	169.8	39.4	223.4
Allowance - end of period	$850.6	$942.3	$1,202.7	$850.6	$1,202.7
Provision for credit losses
Provision for loans individually reviewed	$1.6	$14.0	$48.1	$15.6	$95.8
Provision for loans collectively reviewed	(73.8)	(131.4)	175.5	(205.2)	641.7
Total	$(72.2)	$(117.4)	$223.6	$(189.6)	$737.5
Allowance for credit losses
Allowance on loans individually reviewed	$91.6	$113.5	$109.7
Allowance on loans collectively reviewed	759.0	828.8	1,093.0
Total	$850.6	$942.3	$1,202.7
Ratio
ACL as a percentage of total loans	2.52%	2.70%	3.21%
ACL as a percentage of total loans/Commercial Banking loans	2.73%	2.95%	3.52%
ACL as a percentage of total loans/Consumer Banking loans	1.66%	1.66%	2.14%
(1)	CECL adoption was before the MOB Acquisition.
(2)

The provision for credit losses also includes amounts related to the allowance for off balance sheet credit exposures on unfunded lending commitments, DPAs and letters of credit, which are recorded in other liabilities. The allowance for off balance sheet credit exposures totaled $62 million, $69 million, and $81 million at June 30, 2021, March 31, 2021 and June 30, 2020, respectively. The balance in other is primarily related to the transfer of the allowance for off-balance sheet credit exposures to other liabilities.

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

In the second quarter of 2021, the allowance for off-balance sheet credit exposures decreased to $62 million from $78 million at December 31, 2020, largely due to a reduction in the off-balance sheet credit exposures as well as an improvement in the macroeconomic forecast. The allowance for off-balance sheet credit exposures of $81 million at June 30, 2020 was primarily driven by the impact of the COVID-19 pandemic and the associated effect under the CECL standard.

Loan Net Carrying Value (dollars in millions)

	Loans	Allowance for Credit Losses	Net Carrying Value
June 30, 2021
Commercial Banking	$27,265.9	$(743.4)	$26,522.5
Consumer Banking	6,445.2	(107.2)	6,338.0
Total	$33,711.1	$(850.6)	$32,860.5
December 31, 2020
Commercial Banking	$28,636.5	$(933.7)	$27,702.8
Consumer Banking	7,508.1	(130.1)	7,378.0
Total	$36,144.6	$(1,063.8)	$35,080.8

The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Loans (dollars in millions)

	Quarters Ended						Six Months Ended
	June 30,		March 31,		June 30,		June 30,		June 30,
	2021		2021		2020		2021		2020
Gross Charge-offs
Commercial Finance	$12.6	0.31%	$8.0	0.20%	$149.5	3.57%	$20.6	0.25%	$183.0	2.20%
Business Capital	15.4	1.33%	17.8	1.52%	43.5	3.50%	33.2	1.43%	70.8	2.84%
Real Estate Finance	17.1	0.99%	-	-%	-	-%	17.1	0.48%	-	-%
Commercial Banking	45.1	0.65%	25.8	0.37%	193.0	2.63%	70.9	0.51%	253.8	1.73%
Consumer and Community Banking	0.3	0.03%	0.3	0.02%	-	-%	0.6	0.02%	-	-%
Legacy Consumer Mortgages	2.0	0.52%	2.8	0.70%	0.5	0.10%	4.8	0.61%	2.7	0.25%
Consumer Banking	2.3	0.13%	3.1	0.17%	0.5	0.02%	5.4	0.15%	2.7	0.06%
Total	$47.4	0.55%	$28.9	0.33%	$193.5	2.04%	$76.3	0.44%	$256.5	1.35%
Less: Recoveries
Commercial Finance	$11.1	0.27%	$7.9	0.20%	$13.1	0.31%	$19.0	0.23%	$15.3	0.18%
Business Capital	9.2	0.80%	7.2	0.62%	10.0	0.80%	16.4	0.71%	16.8	0.68%
Commercial Banking	20.3	0.29%	15.1	0.22%	23.1	0.32%	35.4	0.26%	32.1	0.22%
Legacy Consumer Mortgages	1.0	0.24%	0.5	0.14%	0.6	0.13%	1.5	0.18%	1.0	0.09%
Consumer Banking	1.0	0.05%	0.5	0.03%	0.6	0.03%	1.5	0.04%	1.0	0.02%
Total	$21.3	0.25%	$15.6	0.18%	$23.7	0.25%	$36.9	0.21%	$33.1	0.17%
Net Charge-offs
Commercial Finance	$1.5	0.04%	$0.1	-%	$136.4	3.26%	$1.6	0.02%	$167.7	2.02%
Business Capital	6.2	0.53%	10.6	0.90%	33.5	2.70%	16.8	0.72%	54.0	2.16%
Real Estate Finance	17.1	0.99%	-	-%	-	-%	17.1	0.48%	-	-%
Commercial Banking	24.8	0.36%	10.7	0.15%	169.9	2.31%	35.5	0.25%	221.7	1.51%
Consumer and Community Banking	0.3	0.03%	0.3	0.02%	-	-%	0.6	0.02%	-	-%
Legacy Consumer Mortgages	1.0	0.28%	2.3	0.56%	(0.1)	(0.03%)	3.3	0.43%	1.7	0.16%
Consumer Banking	1.3	0.08%	2.6	0.14%	(0.1)	(0.01%)	3.9	0.11%	1.7	0.04%
Total	$26.1	0.30%	$13.3	0.15%	$169.8	1.79%	$39.4	0.23%	$223.4	1.18%

Gross and net charge-offs were down compared to the year-ago quarter and six months. The year-ago periods were impacted by the COVID-19 pandemic and the associated effects on the economy. Charge-offs included higher recoveries from previously charged off accounts and accounts for which we had previously established a reserve.

The following tables present information on non-accruing loans, and when added to other real estate owned (“OREO”) and other repossessed assets, sums to non-performing assets. See Note 3 — Loans in Item 1 for details on the Company’s non-performing assets.

Segment Non-accrual Loans as a Percentage of Loans (dollars in millions)(1)(2)

	June 30, 2021		December 31, 2020
Commercial Finance	$277.6	1.74%	$239.4	1.47%
Business Capital	60.2	1.29%	72.8	1.52%
Real Estate Finance	79.3	1.21%	83.2	1.10%
Commercial Banking	417.1	1.53%	395.4	1.38%
Consumer and Community Banking	73.1	1.44%	53.4	0.92%
Legacy Consumer Mortgages	58.8	4.31%	139.3	8.22%
Consumer Banking	131.9	2.05%	192.7	2.57%
Total	$549.0	1.63%	$588.1	1.63%
(1)	Factored receivables within our Commercial Finance division do not accrue interest and therefore are not considered within non-accrual loans but are considered for credit provisioning purposes.
(2)	Non-accrual loans include $93.5 million and $97.7 million of TDRs at June 30, 2021 and December 31, 2020, respectively.

Non-accrual loans decreased $39 million from December 31, 2020, primarily driven by the lower balance in LCM. During the second quarter of 2021, LCM loan sales included $80 million of loans on non-accrual at March 31, 2021. Although placed on non-accrual, the majority of the loans are residential mortgages with strong loan-to-value ratios and are therefore not expected to result in significant losses. The increase in Commercial Finance was driven by loans in the power and energy vertical.

As of June 30, 2021, and December 31, 2020, the ACL as a percentage of non-accrual loans was 155% and 181%, respectively. 68% of our non-accrual accounts were paying current at June 30, 2021, compared to 50% at December 31, 2020. We discuss our policy of placing loans on non-accrual status in Note 1 – Business and Summary of Significant Accounting Policies in the 2020 Form 10-K. We may place accounts that are presently paying current on non-accrual status when the financial condition of the borrower deteriorates and payment in full is not expected.

Total delinquency (30 days or more) was 1.5% of loans at June 30, 2021 and 2.6% at December 31, 2020. Delinquency status of loans is presented in Note 3 — Loans in Item 1. We present a delinquency table specific to exited COVID-19 loans that were provided relief in the COVID-19 Borrower Relief Arrangements section below.

The following table presents a summary of total commercial criticized loans. Detailed definitions of the commercial loan ratings and a detailed table are provided in Note 3 – Loans in Item 1.

Commercial Criticized Loans (dollars in millions)

	June 30,	December 31,	June 30,
	2021	2020	2020
Total commercial criticized loans	$ 3,805.3	$ 4,433.1	$ 4,598.8
As a % of total commercial loans	13.5%	14.9%	15.3%

Commercial criticized loans decreased by $628 million from December 31, 2020, primarily reflecting sales and paydowns. Of the $628 million decrease from December 31, 2020, $266 million reduction related to Commercial Finance, $244 million reduction related to Real Estate Finance and $140 million reduction related to Business Capital, partially offset by a $22 million increase in SBA loans in Consumer and Community Banking.

COVID-19 Borrower Relief Arrangements

CIT is working prudently with borrowers who are or may be unable to meet their current contractual payment obligations because of the effects of COVID-19. Refer to the tables below for a summary of the key data points related to the COVID-19 loan modifications.

Included within Title I of the CARES Act, as amended, was a provision for SBA funding of small business loans through the Paycheck Protection Program (“PPP”) for small businesses to keep their employees paid during the COVID-19 pandemic, with applications accepted through August 8, 2020. PPP loans are guaranteed by the SBA and forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. The PPP loan balance at June 30, 2021 was $84 million, down from $202 million at March 31, 2021, primarily due to $118 million of forgiveness payments from the SBA during the second quarter. See our more detailed disclosure in our 2020 Form 10-K.

Loan modifications related to COVID-19 totaled $563 million at June 30, 2021, including deferments of $241 million and other modifications, such as covenant relief, of $322 million compared to $705 million, $458 million and $247 million, respectively, at December 31, 2020. The loan deferments reflect those approved for COVID-19 impacted borrowers with balances as of June 30, 2021 and December 31, 2020, which were not identified as TDRs due to the practicality exemption provided by the Interagency guidance or, if applicable, the CARES Act.

There were $4 million of new initial deferments granted during the second quarter, representing 16 contracts, all of which were in Consumer Banking. Initial deferments represent new accounts that entered a deferment period during the second quarter in 2021 and had a balance at June 30, 2021. During the second quarter, there were 53 contracts ($43 million) for which COVID-19 impacted borrowers extended for a second deferment period.

COVID-19 Loans Deferments Delinquency Status (dollars in millions)

	Loan Deferments Exited(1)
	30-59	60-89	90 or more	Total Past Due	Current	Total	Non-Accrual
Commercial Banking	$9	$71	$27	$107	$803	$910	$51
Consumer Banking	18	11	41	70	538	608	73
Total CIT	$27	$82	$68	$177	$1,341	$1,518	$124
(1)	The balances reflect the status of customers that were granted COVID-19 related deferments and the deferment period has ended with no extension granted.

The total past due loans with COVID-19 deferments that have exited deferment status of approximately $177 million represents 36% of the Company's total past due loans and 0.5% of total loans. Of the $124 million of non-accrual loan deferments, approximately 38% were paying current.

As discussed in Note 1 – Business and Summary of Significant accounting Policies, loans with deferments granted in response to the COVID-19 pandemic will generally continue to accrue interest during the deferral period, with a reserve established for amounts deemed potentially uncollectible. As of June 30, 2021, the accrued and unpaid interest within other assets related to loans that have or had COVID-19 related deferments (i.e. active deferment or exited) were approximately $7 million and amounts charged-off through the provision for credit losses during the quarter were not significant. Rentals on operating leases will continue to accrue until such time that it is determined that collection of the rental payments is no longer probable. Accrued rentals on operating leases related to accounts with COVID-19 related modifications were approximately $4 million at June 30, 2021.

With respect to the non-accrual, past due and TDR information provided throughout this section, see discussion of the CARES Act and Interagency Statement in Note 1 – Business and Summary of Significant Accounting Policies.

Troubled Debt Restructurings and Modifications

The tables that follow reflect loan carrying values of accounts that have been modified, excluding loans in trial modification of $0.5 million and $4.5 million as of June 30, 2021 and December 31, 2020, respectively. The table also excludes modifications made for COVID-19 impacted borrowers. See tables above for further details.

TDRs and Modifications(1)(2) (dollars in millions)

	June 30, 2021		December 31, 2020
		% Compliant		% Compliant
Troubled Debt Restructurings
Deferral of principal and/or interest	$54.6	95%	$53.7	95%
Covenant relief and other	66.1	79%	80.7	80%
Total TDRs	$120.7	86%	$134.4	86%
Percent TDRs on non-accrual	77%		73%
Modifications(3)
Covenant relief	$110.9	100%	$87.2	91%
Interest rate increase	208.1	94%	219.4	94%
Extended maturity	140.0	95%	122.7	89%
Other	653.3	93%	521.2	90%
Total Modifications	$1,112.3	94%	$950.5	91%
Percent Modifications on non-accrual	18%		16%
(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.
(2)	Table includes accounts that were Criticized at the time of the modification request.
(3)	Excludes $563 million and $706 million of loans with COVID-19 borrower relief arrangements, including $241 million and $459 million of deferments at June 30, 2021 and December 31, 2020, respectively

TDRs and other credit quality information is included in Note 3 — Loans in Item 1.

NON-INTEREST INCOME

Non-interest Income (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Rental income on operating leases	$188.2	$194.7	$200.9	$382.9	$410.7
Other non-interest income	160.7	229.9	102.6	390.6	233.2
Total non-interest income	$348.9	$424.6	$303.5	$773.5	$643.9
Other non-interest income
Gains on investment securities	$3.7	$104.7	$7.9	$108.4	$21.4
Fee income	36.2	29.5	30.3	65.7	64.2
Gains on leasing equipment, net of impairments	29.1	28.0	20.5	57.1	43.8
Factoring commissions	26.6	23.9	11.3	50.5	34.3
BOLI income	8.2	8.1	8.1	16.3	15.7
Property tax income	3.9	4.1	4.7	8.0	9.3
Other income	53.0	31.6	19.8	84.6	44.5
Total other non-interest income	$160.7	$229.9	$102.6	$390.6	$233.2
Noteworthy items(1)	-	(83.0)	-	(83.0)	-
Total other non-interest income, excluding noteworthy items(2)	$160.7	$146.9	$102.6	$307.6	$233.2
Factoring volume	$6,056.0	$5,826.9	$2,990.1	$11,882.9	$9,070.9
(1)	Noteworthy items are described in further detail below.
(2)	Total other non-interest income, excluding noteworthy items is a non-GAAP balance and is reconciled above to the GAAP balance. See “Non-GAAP Financial Measurements” section for description of use.

Rental Income on Operating Lease Equipment

Rental income on operating leases from equipment we lease is generated in the Rail, Commercial Finance and Business Capital divisions in the Commercial Banking segment. Rental income is discussed in “Net Finance Revenue” and “Results by Business Segment”.

Other Non-Interest Income

For the quarter ended June 30, 2021, other non-interest income increased by $58.1 million compared to the year-ago quarter, driven by gains on loan sales and higher factoring commissions. Other income for the quarter ended June 30, 2021 included approximately $34 million net gain on sale of LCM loans in Consumer Banking and $8 million gain from the sale of the Aviation Lending portfolio in Commercial Banking. The increase in factoring commissions reflected higher factoring volumes and surcharges from the year-ago quarter, which was significantly impacted by the global pandemic from the spread of the COVID-19 virus and the ensuing adverse impact on the macroeconomic environment. The increase also included higher gains on the sale of leasing equipment, primarily rail assets. See tables in the Loans and Leases section, which include amounts of loans and equipment sold by segment. The increase of other non-interest income for the prior quarter and the six months ended June 30, 2021 also reflected the $83 million noteworthy item of gains on sales of investment securities related to our strategic initiative to monetize unrealized gains on investment securities in AOCI in the Corporate segment. Of the total pre-tax gains on investment securities of $104.7 million in the prior quarter, $83 million was considered a noteworthy item.

Other non-interest income was down from the prior quarter, which included the noteworthy item related to gains on investment sales noted above. Excluding the noteworthy item, the $13.8 million increase reflects higher capital markets fees, higher factoring commissions from higher volume, higher other income from gains on loan sales as noted above, partially offset by lower gains on investment securities.

NON-INTEREST EXPENSES

Non-Interest Expense (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Depreciation on operating lease equipment	$82.8	$84.7	$81.1	$167.5	$159.4
Maintenance and other operating lease expenses	54.8	51.6	56.1	106.4	109.7
Operating expenses	251.2	274.0	360.4	525.2	694.8
Goodwill impairment	-	-	-	-	344.7
Loss on debt extinguishments and deposit redemptions	-	0.1	(14.8)	0.1	(14.8)
Total non-interest expenses	$388.8	$410.4	$482.8	$799.2	$1,293.8
Operating expenses
Compensation and benefits	$148.6	$155.0	$166.0	$303.6	$348.1
Technology	33.4	33.4	42.7	66.8	81.5
Professional fees	21.2	13.9	29.7	35.1	54.6
Net occupancy expense	16.3	17.7	20.2	34.0	39.1
Insurance	14.1	14.9	16.9	29.0	30.2
Intangible asset amortization	8.3	8.4	8.5	16.7	17.0
Property tax expense	4.4	4.4	4.8	8.8	9.6
Advertising and marketing	5.0	3.5	8.9	8.5	25.5
Restructuring costs	(7.9)	-	37.2	(7.9)	37.2
Other expenses	7.8	22.8	25.5	30.6	52.0
Total operating expenses	251.2	274.0	360.4	525.2	694.8
Intangible asset amortization	8.3	8.4	8.5	16.7	17.0
Noteworthy items	(6.2)	6.9	57.1	0.7	74.2
Total operating expenses, excluding intangible amortization and noteworthy items(1)	$249.1	$258.7	$294.8	$507.8	$603.6
Headcount, actuals	3,914	4,048	4,325	3,914	4,325
Net efficiency ratio(2)	52.5%	47.7%	76.6%	49.9%	70.6%
Net efficiency ratio excluding intangible amortization and noteworthy items(2)	52.2%	54.6%	71.8%	53.4%	66.6%
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

Depreciation on Operating Lease Equipment

Depreciation expense is driven by rail equipment and other small and large ticket equipment, in the Rail, Business Capital and Commercial Finance divisions in Commercial Banking.

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

Operating Expenses

Operating expenses in the current quarter were down from the quarters ended June 30, 2020 and March 31, 2021. Each of the quarters include noteworthy items. Noteworthy items in the quarters ended June 30, 2021 and March 31, 2021 were merger costs related to FCB of $1.7 million and $6.9 million, respectively. The FCB merger costs are presented in a table below. The current quarter also included a reversal of previously recorded restructuring charges of $7.9 million. The year-ago quarter included a noteworthy item related to MOB integration costs and a restructuring charge. (See table below for line item impacts due to merger and integration costs).

Operating expenses, excluding noteworthy items and intangible asset amortization were down by $45.7 million compared to the year-ago quarter and $95.8 million compared to the six months ended June 30, 2020. The decline includes lower compensation and benefits, reflecting the decrease in headcount. The declines also reflect cost reduction initiatives, including the recognition of cost synergies from our MOB acquisition, as well as lower advertising and marketing costs, mostly related to our Direct Bank deposit gathering activity. In addition, the current quarter benefited from a reserve release related to indemnification obligations for prior divestitures, which is included in other expenses.

Operating expenses excluding intangible asset amortization and noteworthy items were down by $9.6 million compared to the prior quarter as the noted decline in other expenses and lower compensation and benefits, due to lower headcount and the prior quarter’s higher annual benefit restarts, was partially offset by an increase in legal costs within professional fees.

The noteworthy items in the following table for June 30 and March 31, 2021 relate to the FCB merger. 2020 includes only MOB Acquisition merger and integration costs.

Noteworthy Item – Merger and Integration Costs (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Operating expenses
Compensation and benefits	$-	$-	$2.1	$-	$6.6
Technology	1.6	0.1	4.6	1.7	7.7
Professional fees	0.1	6.8	10.8	6.9	17.7
Advertising and marketing	-	-	2.3	-	4.6
Other expenses	-	-	0.1	-	0.4
Noteworthy items	$1.7	$6.9	$19.9	$8.6	$37.0

The net efficiency ratio was 52.5% in the current quarter compared to 76.6% in the year-ago quarter and 47.7% in the prior quarter. The net efficiency ratio excluding noteworthy items and intangible asset amortization was 52.2% compared to 71.8% in the year-ago quarter and 54.6% in the prior quarter. The improvement from the year-ago and prior quarters was driven by the lower operating expenses and higher total net revenues.

Goodwill Impairment

The deterioration of the macroeconomic environment triggered goodwill impairment assessments that resulted in impairments in 2020.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Provision (benefit) for income taxes, excluding noteworthy and tax discrete items	$ 74.3	$83.9	$(53.4)	$ 158.2	$(105.8)
Tax (benefit) on noteworthy items and other tax discrete items	(2.6)	12.4	(19.8)	9.8	(39.7)
Provision (benefit) for income taxes	$ 71.7	$96.3	$(73.2)	$ 168.0	$(145.5)
Effective tax rate	24.0%	24.1%	46.2%	24.0%	17.0%
Effective tax rate, excluding noteworthy items(1) and tax discrete items	25.4%	25.9%	52.7%	25.7%	27.0%
(1)	Effective tax rate, excluding noteworthy items and tax discrete items are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP financial information.

The effective tax rate (“ETR”) was 24.0% in the current quarter, compared to 24.1% and 46.2% in the prior and year-ago quarters, respectively, and 24.0% for the six months ended June 30, 2021, compared to 17.0% for the six months ended June 30, 2020.

The ETR before noteworthy and discrete tax items was 25.4% in the current quarter, compared to 25.9% and 52.7% in the prior and year-ago quarters, respectively, and 25.7% for the six months ended June 30, 2021, compared to 27.0% for the six months ended June 30, 2020.

The ETR before tax discrete and noteworthy items in the current quarter compared to the prior quarter remains essentially unchanged. The ETR before tax discrete and noteworthy items was lower in the current quarter and six months compared to the year ago periods primarily due to the effect that the change in forecasted pre-tax income has on the permanent and other adjustments.

The ETR each quarter was impacted by a number of factors, including the relative mix of domestic and international earnings, effects of changes in enacted tax laws, adjustments to valuation allowances, and discrete items. The future period’s ETR may vary due to changes in these factors.

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

Commercial Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
Earnings Summary	2021	2021	2020	2021	2020
Interest income	$281.1	$291.1	$324.5	$572.2	$692.4
Rental income on operating leases	188.2	194.7	200.9	382.9	410.7
Finance revenue	469.3	485.8	525.4	955.1	1,103.1
Interest expense	77.5	88.7	135.5	166.2	299.0
Depreciation on operating lease equipment	82.8	84.7	81.1	167.5	159.4
Maintenance and other operating lease expenses	54.8	51.6	56.1	106.4	109.7
Net finance revenue ("NFR")	254.2	260.8	252.7	515.0	535.0
Provision for credit losses	(66.8)	(104.5)	214.7	(171.3)	723.6
Other non-interest income	111.2	91.7	77.2	202.9	164.5
Operating expenses	183.0	186.9	201.2	369.9	414.5
Goodwill Impairment	-	-	-	-	301.5
Income (loss) before income taxes	249.2	270.1	(86.0)	519.3	(740.1)
Noteworthy items	-	-	-	-	343.1
Income (loss) before income taxes, excluding noteworthy items	$249.2	$270.1	$(86.0)	$519.3	$(397.0)
Select Period End Balance
Loans and leases	$35,080.9	$36,531.5	$36,805.8	$35,080.9	$36,805.8
Earning assets (net of credit balances of factoring clients)	33,639.4	35,150.5	35,965.4	33,639.4	35,965.4
Deposits	11,117.4	10,644.3	9,555.9	11,117.4	9,555.9
Select Average Balances
Average loans (includes HFS, and net of credit balances of factoring clients)	$26,484.4	$27,322.5	$28,479.9	$26,901.1	$28,168.7
Average operating leases ("AOL") (includes HFS)	7,754.0	7,831.2	7,602.1	7,792.4	7,509.1
Average earning assets ("AEA")	34,327.2	35,240.0	36,251.9	34,781.2	35,829.3
Statistical Data
Net finance margin - NFR as a % of AEA	2.96%	2.96%	2.79%	2.96%	2.99%
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses	$50.6	$58.4	$63.7	$109.0	$141.6
Operating lease margin as a % of AOL	2.61%	2.98%	3.34%	2.80%	3.76%
Net efficiency ratio	49.1%	52.0%	59.9%	50.5%	58.2%
Pretax return on AEA	2.90%	3.07%	(0.95%)	2.99%	(4.13%)
New business volume	$2,355.1	$1,923.7	$2,214.7	$4,278.8	$5,291.3

Pre-tax income for the quarter was up from the year-ago quarter, driven by lower credit costs, higher non-interest income and lower operating expenses. The year-ago quarter credit provision reflected the continued impact of the global pandemic from the spread of the COVID-19 virus and the expected ensuing adverse impact on the macroeconomic environment that resulted in a higher level of provision for credit losses and net charge-offs. There was a benefit in the current quarter credit provision, reflecting a continued improvement in the macroeconomic forecasts along with lower loan balances. The trends mentioned for the quarter comparison were similar for the year-to-date, excluding noteworthy items. The year-ago six months also included noteworthy items of a $301.5 million goodwill impairment charge and a $41.6 million charge to the provision for credit losses related to the MOB acquisition.

Pre-tax income was down compared to the prior quarter, reflecting lower NFR, a lower benefit for credit losses, partially offset by higher non-interest income and lower operating expenses.

Average loans were down from the year-ago and prior quarters. The decline from the prior quarter was primarily driven by the sale of the Aviation Lending portfolio within Commercial Finance as well as a reduction in Real Estate Finance, which continues to be impacted by lower origination volume and high prepayments. The decline in average loans from the year ago quarter reflects declines in all divisions due to lower origination volume in sectors more impacted by the pandemic, the sale of the Aviation Lending portfolio as well as high prepayments, particularly in Real Estate Finance.

New business volume was up compared to the year-ago and prior quarters, reflecting improvement in Commercial Finance and Business Capital, while Real Estate Finance continues to remain below pre-pandemic levels.

Factored volume of $6.1 billion was up from $3.0 billion in the year-ago quarter. The year-ago quarter reflected the impact from the macroeconomic environment that reduced demand throughout 2020. Factoring volume was up from $5.8 billion in the prior quarter. For the six months ended June 30, 2021, factored volume was $11.9 billion, compared to $9.1 billion in 2020.

Deposits attributed to this segment at June 30, 2021 include approximately $6.8 billion of HOA deposits and other commercial deposits of $4.3 billion.

Trends included:

•

NFR was up slightly from the year-ago quarter, as lower funding costs were offset by lower finance revenue driven by lower asset balances and the low interest rate environment that reduced income on the floating rate loans, as well as lower Rail lease renewal rates and continued low utilization that reduced net operating lease revenue. NFR was down from the prior quarter. While lower funding costs were offset by lower interest income, the prior quarter included a customer receivable settlement of $6 million that mostly benefited rental income. NFR and NFM are discussed in detail in the Net Finance Revenue section. Trends for the year-to-date period were similar.

•

Net operating lease revenue is driven primarily by the performance of our Rail portfolio and reflects continued compression on our lease rates on new assignments, which encompasses new equipment and remarketing existing equipment to different customers, and renewals with the same customer, as well as the impact of low utilization. The current quarter also reflects higher maintenance costs from the prior quarter, reflecting costs to prepare cars for service. As noted, the prior quarter included a customer receivable settlement of $6 million that mostly benefited rental income. See further discussion in the Net Finance Revenue section.

•

PAA accretion for loans and deposits totaled $2.8 million in the current quarter, compared to $6.0 million in the year-ago quarter and $2.1 million in the prior quarter. Year-to-date, PAA accretion was $4.9 million in 2021, down from $11.3 million in 2020. See Purchase Accounting Accretion table in Net Finance Revenue section for amounts of PAA accretion by division.

•	NFM increased compared to the year-ago quarter due to the drivers noted in NFR discussed above and was flat with the prior quarter.

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

Consumer Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
Earnings Summary	2021	2021	2020	2021	2020
Interest income	$75.2	$74.0	$93.9	$149.2	$195.5
Interest (benefit) expense	(22.8)	(19.7)	5.5	(42.5)	(4.6)
Net finance revenue ("NFR")	98.0	93.7	88.4	191.7	200.1
Provision for credit losses	(5.4)	(12.9)	8.9	(18.3)	13.9
Other non-interest income	36.6	26.5	2.7	63.1	16.7
Operating expenses	93.1	79.5	101.4	172.6	203.5
Goodwill impairment	-	-	-	-	43.2
Income (loss) before income taxes	46.9	53.6	(19.2)	100.5	(43.8)
Noteworthy items	-	(2.6)	-	(2.6)	46.4
Income (loss) before income taxes, excluding noteworthy items	$46.9	$51.0	$(19.2)	$97.9	$2.6
Select Period End Balance
Loans (includes HFS)	$6,463.5	$6,916.8	$8,573.3	$6,463.5	$8,573.3
Earning assets	6,532.6	6,982.0	8,602.6	6,532.6	8,602.6
Deposits	27,889.0	29,023.5	33,483.0	27,889.0	33,483.0
Select Average Balances
Average loans (includes HFS)	$6,742.1	$7,269.8	$8,629.8	$7,004.5	$8,633.6
Average earning assets ("AEA")	6,810.2	7,399.6	8,658.3	7,103.2	8,662.0
Statistical Data
Net finance margin - NFR as a % of AEA	5.76%	5.06%	4.09%	5.40%	4.62%
Net efficiency ratio	65.6%	62.2%	106.1%	64.0%	89.5%
Pretax return on AEA	2.75%	2.90%	(0.89%)	2.83%	(1.01%)
New business volume	$616.9	$519.6	$857.3	$1,136.5	$1,372.8

Pre-tax income for the quarter was up from the year-ago quarter, reflecting higher other non-interest income driven by gains on asset sales, lower credit costs, higher NFR, and lower operating expenses. There were no noteworthy items in the current and year-ago quarters. Pre-tax income was down from the prior quarter. Pre-tax income, excluding noteworthy items was down mainly driven by higher operating expenses and a lower benefit for credit losses that offset higher other non-interest income (gains on sales of loans) and NFR.

The current year six month period included a noteworthy item related to our strategic decision to sell certain investment securities, while the year-ago six-month period included a goodwill impairment charge and a $3.2 million charge to the provision for credit losses from the MOB Acquisition. Pre-tax income excluding noteworthy items for the six months ended June 30, 2021 was up from the year-ago period as higher non-interest income, lower credit costs and operating expenses offset lower NFR.

Compared to the year-ago quarter and prior quarter, as well as six months ended June 30, 2020, average loans were down,

primarily due to LCM loan sales and run-off. While the prepayment activity has slowed down in Consumer Lending in the current quarter, prepayment activity was up for the six months ended June 30, 2021 compared to the year-ago six-month period.

Deposits, which include deposits from the branch and online channels, decreased from the year-ago and prior quarters. The declines are primarily driven by reductions in time deposits. See discussions in Net Finance Revenue and Funding and Liquidity sections.

Trends included:

•

NFR increased for the quarter ended June 30, 2021 compared to the year-ago and prior quarters due to the increase in interest benefit that this segment receives from the other segments for the value of excess deposits it generates. Interest income was slightly up from the prior quarter, while the six months ended June 30, 2021 was down due to lower overall loan balances.

•

NFR benefited from PAA accretion of $20.0 million in the current quarter, compared to $15.3 million in the year-ago quarter and $16.2 million in the prior quarter. For the six months ended June 30, 2021, PAA accretion was $36.2 million, compared to 33.9 million for the same period in 2020. See Purchase Accounting Accretion table in Net Finance Revenue section for amounts of PAA accretion by division.

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

Corporate and Other: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
Earnings Summary	2021	2021	2020	2021	2020
Interest income	$16.8	$23.0	$28.5	$39.8	$72.6
Interest expense	52.1	50.6	61.5	102.7	133.8
Net finance revenue ("NFR")	(35.3)	(27.6)	(33.0)	(62.9)	(61.2)
Other non-interest income	12.9	111.7	22.7	124.6	52.0
Operating expenses/(gain) loss on debt extinguishment	(24.9)	7.7	43.0	(17.2)	62.0
Income (loss) before income taxes	2.5	76.4	(53.3)	78.9	(71.2)
Noteworthy items	(6.2)	(73.5)	57.1	(79.7)	74.2
(Loss) income before income taxes, excluding noteworthy items	$(3.7)	$2.9	$3.8	$(0.8)	$3.0
Select Period End Balance
Earning assets	$10,421.8	$10,048.6	$13,477.2	$10,421.8	$13,477.2
Select Average Balances
Average earning assets ("AEA")	$10,673.7	$10,562.6	$12,678.8	$10,618.5	$11,145.6
Statistical Data
Net finance margin — NFR as a % of AEA	(1.33%)	(1.04%)	(1.05%)	(1.18%)	(1.10%)
Pretax return on AEA	0.09%	2.89%	(1.68%)	1.49%	(1.28%)
Pre-tax income for the quarter and six months were up from the year-ago periods. Pre-tax results, excluding noteworthy items were down compared to all periods. Compared to the prior quarter, the decline reflected lower other non-interest income from lower investment gains and lower NFR, partially offset by the benefit from the reserve release related to indemnification obligations, which is included in other expenses. Compared to the year-ago quarter, the decline reflected lower non-interest income. While operating expenses in the current quarter included the benefit from the reserve release, the year-ago quarter included a gain on debt redemptions of approximately $15 million.

Pre-tax income in each of the periods included noteworthy items.

•

For the 2021 periods, the current and prior quarters included $1.7 million and $6.9 million, respectively, of FCB merger costs (operating expenses). The current quarter also include a $7.9 million reversal of previously recorded restructuring charges (operating expenses). The prior quarter included $80.4 million of gains on strategic sales of investment securities (other non-interest income).

•

For the 2020 periods, within operating expenses, the year-ago quarter included $37.2 million of restructuring costs and $19.9 million of MOB merger and integration costs, while the six months ended included an additional $17.1 million of MOB merger and integration costs.

Noteworthy items are listed in the Non-GAAP Financial Measurements section.

LOANS AND LEASES

The following table presents our period end loans and leases by segment:

Loans and Leases Composition (dollars in millions)

	June 30,	March 31,	December 31,
	2021	2021	2020
Commercial Banking
Commercial Finance
Loans	$15,969.9	$16,089.8	$16,243.9
Operating lease equipment, net	369.9	376.5	395.6
Assets held for sale	32.5	723.7	702.1
Total loans and leases	16,372.3	17,190.0	17,341.6
Business Capital
Loans	4,660.8	4,724.5	4,777.8
Operating lease equipment, net	292.8	287.9	342.1
Assets held for sale	0.7	0.2	-
Total loans and leases	4,954.3	5,012.6	5,119.9
Rail
Loans	62.6	61.5	60.7
Operating lease equipment, net	7,119.1	7,069.0	7,098.9
Assets held for sale	-	0.5	0.3
Total loans and leases	7,181.7	7,131.0	7,159.9
Real Estate Finance
Loans	6,572.6	7,197.9	7,554.1
Total loans and leases	6,572.6	7,197.9	7,554.1
Total Segment - Commercial Banking
Loans	27,265.9	28,073.7	28,636.5
Operating lease equipment, net	7,781.8	7,733.4	7,836.6
Assets held for sale	33.2	724.4	702.4
Total loans and leases	35,080.9	36,531.5	37,175.5
Consumer Banking
Consumer and Community Banking
Loans	5,079.5	5,330.4	5,814.3
Assets held for sale	18.3	27.2	13.9
Total loans and leases	5,097.8	5,357.6	5,828.2
Legacy Consumer Mortgages
Loans	1,365.7	1,553.4	1,693.8
Assets held for sale	-	5.8	4.9
Total loans and leases	1,365.7	1,559.2	1,698.7
Total Segment - Consumer Banking
Loans	6,445.2	6,883.8	7,508.1
Assets held for sale	18.3	33.0	18.8
Total loans and leases	6,463.5	6,916.8	7,526.9
Total loans	$33,711.1	$34,957.5	$36,144.6
Total operating lease equipment, net	7,781.8	7,733.4	7,836.6
Total assets held for sale	51.5	757.4	721.2
Total loans and leases	$41,544.4	$43,448.3	$44,702.4

Though origination activity during the 2021 second quarter was up compared to the prior quarter, loans and leases declined on sales and prepayment activity. Commercial Banking loans and leases were down from March 31, 2021 reflecting the sale of the Aviation Lending portfolio in Commercial Finance, as well as higher prepayments in Real Estate Finance. The decline in Consumer Banking reflected high prepayment activity in Consumer and Community Banking from the SBA forgiveness of PPP loans, and sales and continued run-off of the LCM portfolio.

The following table presents the changes to our total loans and leases:

Changes in Loans and Leases (dollars in millions)

	Commercial Banking	Consumer Banking	Total
Balance as of March 31, 2021	$36,531.5	$6,916.8	$43,448.3
New business volume	2,355.1	616.9	2,972.0
Factoring volume	6,055.9	-	6,055.9
Loan and portfolio sales	(768.3)	(147.9)	(916.2)
Equipment sales	(84.4)	-	(84.4)
Depreciation	(82.8)	-	(82.8)
Gross charge-offs	(45.1)	(2.3)	(47.4)
Net collections and other	(8,881.0)	(920.0)	(9,801.0)
Balance as of June 30, 2021	$35,080.9	$6,463.5	$41,544.4

Balance as of December 31, 2020	$37,175.5	$7,526.9	$44,702.4
New business volume	4,278.8	1,136.5	5,415.3
Factoring volume	11,882.9	-	11,882.9
Loan and portfolio sales	(841.3)	(248.1)	(1,089.4)
Equipment sales	(209.8)	-	(209.8)
Depreciation	(167.5)	-	(167.5)
Gross charge-offs	(70.9)	(5.4)	(76.3)
Net collections and other	(16,966.8)	(1,946.4)	(18,913.2)
Balance as of June 30, 2021	$35,080.9	$6,463.5	$41,544.4

Portfolio activities are discussed in the respective segment descriptions in Results by Business Segment.

The following tables present new business volume, loan and portfolio sales, and equipment sales by segment:

New Business Volume (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Commercial Banking	$2,355.1	$1,923.7	$2,214.7	$4,278.8	$5,291.3
Consumer Banking	616.9	519.6	857.3	1,136.5	1,372.8
Total	$2,972.0	$2,443.3	$3,072.0	$5,415.3	$6,664.1

Loan and Portfolio Sales (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Commercial Banking	$768.3	$73.0	$3.4	$841.3	$41.6
Consumer Banking	147.9	100.2	63.6	248.1	119.1
Total	$916.2	$173.2	$67.0	$1,089.4	$160.7

Equipment Sales (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Commercial Banking	$84.4	$125.4	$38.6	$209.8	$101.4
Corporate	-	-	-	-	0.3
Total	$84.4	$125.4	$38.6	$209.8	$101.7

CONCENTRATIONS

CONSOLIDATED CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer loans and leases, including assets held for sale, by geographical regions:

Total Loans and Leases by Geographic Region(1) (dollars in millions)

	June 30, 2021		December 31, 2020
West	$13,100.8	31.5%	$14,553.4	32.6%
Northeast	8,620.2	20.7%	9,495.3	21.2%
Midwest	6,026.1	14.5%	6,098.8	13.6%
Southwest	5,735.5	13.8%	5,881.8	13.2%
Southeast	5,295.5	12.7%	5,457.7	12.2%
Total U.S.	38,778.1	93.2%	41,487.0	92.8%
Canada	1,452.7	3.5%	1,454.6	3.3%
Europe	310.5	0.7%	565.5	1.3%
Asia / Pacific	398.8	1.0%	601.1	1.3%
All other countries	604.3	1.6%	594.2	1.3%
Total	$41,544.4	100.0%	$44,702.4	100.0%

(1) Table represents a combination of Commercial loans and leases that are shown by obligor geography and consumer loans that are shown by property address.

Ten Largest Accounts

Our ten largest loan and lease accounts, primarily lessees of rail assets, in the aggregate represented approximately 4.7% and 5.3% of our total loans and leases at June 30, 2021 and December 31, 2020, respectively (the largest account was less than 1.0%).

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial loans and leases, including assets held for sale, by obligor geography:

Commercial Loans and Leases by Obligor - Geographic Region (dollars in millions)

	June 30, 2021		December 31, 2020
West	$9,043.8	25.1%	$9,878.0	25.8%
Northeast	8,151.0	22.6%	8,913.8	23.3%
Midwest	5,837.5	16.2%	5,854.5	15.3%
Southwest	5,419.7	15.0%	5,506.4	14.4%
Southeast	4,847.1	13.4%	4,899.9	12.8%
Total U.S.	33,299.1	92.3%	35,052.6	91.6%
Canada	1,452.7	4.0%	1,454.6	3.8%
Europe	310.5	0.9%	565.5	1.5%
Asia / Pacific	398.8	1.1%	601.1	1.6%
All other countries	604.3	1.7%	594.2	1.5%
Total	$36,065.4	100.0%	$38,268.0	100.0%

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our loans and leases:

Commercial Loans and Leases by Obligor - State and Country (dollars in millions)

	June 30, 2021		December 31, 2020
State
California	$6,542.1	18.1%	$6,981.6	18.2%
Texas	4,478.9	12.4%	4,461.6	11.7%
New York	2,578.5	7.1%	3,257.2	8.5%
Florida	2,042.9	5.7%	2,011.1	5.3%
All other states	17,656.7	49.0%	18,341.1	47.9%
Total U.S.	$33,299.1	92.3%	$35,052.6	91.6%
Country
Canada	$1,452.7	4.0%	$1,454.6	3.8%
Marshall Islands	385.1	1.1%	498.2	1.3%
All other countries	928.5	2.6%	1,262.6	3.3%
Total international	$2,766.3	7.7%	$3,215.4	8.4%

Industry Concentrations

The following table represents loans and leases, including assets held for sale, by industry of obligor:

Commercial Loans and Leases by Obligor – Industry(3) (dollars in millions)

	June 30, 2021		December 31, 2020
Real Estate	$7,132.4	19.8%	$7,708.5	20.1%
Manufacturing(1)	5,512.3	15.3%	5,409.8	14.1%
Service industries	2,886.7	8.0%	2,850.1	7.4%
Retail(2)	2,462.3	6.8%	2,627.9	6.9%
Energy and utilities	2,517.2	7.0%	2,537.7	6.6%
Business Services	1,914.0	5.3%	2,274.8	5.9%
Wholesale	2,280.5	6.3%	2,145.7	5.6%
Rail	1,835.5	5.1%	1,959.4	5.1%
Finance and insurance	1,663.1	4.6%	1,948.4	5.1%
Healthcare	1,493.2	4.1%	1,611.9	4.2%
Transportation	1,039.6	2.9%	1,491.3	3.9%
Oil and gas extraction / services	1,132.6	3.1%	1,378.2	3.6%
Maritime	677.9	1.9%	929.7	2.4%
Communications	827.1	2.3%	711.5	1.9%
Other (no industry greater than 2%)	2,691.0	7.5%	2,683.1	7.2%
Total	$36,065.4	100.0%	$38,268.0	100.0%
(1)

At June 30, 2021, includes manufacturers of chemicals, including pharmaceuticals (4.2%), petroleum and coal, including refining (2.8%), stone, clay, glass and concrete (1.5%), food (1.1%), and industrial machinery (1.0%).

(2)	At June 30, 2021, includes retailers of general merchandise (2.9%) and food and beverage providers (0.9%).
(3)

In addition to the rail industry category, exposure in the Rail division is also included in other obligor industries, with the largest being $2.8 billion in manufacturing, $1.1 billion in wholesale and $709.8 million in Oil and gas extraction / services.

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer loans by product, including loans held for sale:

Consumer Loans (dollars in millions)

	June 30, 2021		December 31, 2020
	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$5,410.1	98.7%	$6,343.2	98.6%
Home equity lines of credit and other	68.9	1.3%	91.3	1.4%
Total loans	$5,479.0	100.0%	$6,434.5	100.0%

The following table summarizes state concentrations greater than 5.0% based upon property address:

Consumer Loans Geographic Concentrations (dollars in millions)

	June 30, 2021		December 31, 2020
	Net Investment	% of Total	Net Investment	% of Total
California	$3,279.3	59.9%	$3,652.2	56.8%
Texas	292.7	5.3%	346.9	5.4%
Washington	242.9	4.4%	329.5	5.1%
Other states	1,664.1	30.4%	2,105.9	32.7%
Total loans	$5,479.0	100.0%	$6,434.5	100.0%

OTHER ASSETS AND OTHER LIABILITIES

The following tables present the components of other assets and other liabilities.

Other Assets (dollars in millions)

	June 30,	December 31,
	2021	2020
Tax credit investments and investments in unconsolidated entities	$505.9	$427.0
Fair value of derivative financial instruments	302.1	431.6
Right of use assets	259.3	198.8
Property, furniture and fixtures	184.9	187.0
Prepaid expenses	170.5	169.9
Counterparty receivables	139.1	174.1
Intangible assets, net	118.1	134.9
Current and deferred federal and state tax assets	38.2	60.8
Other(1)	380.1	464.4
Total other assets	$2,098.2	$2,248.5
(1)	Other includes accrued interest and dividends, assets supporting legacy non-qualified compensation plans, accrued rent on operating leases, servicing advances, OREO, and other miscellaneous assets.

Other Liabilities (dollars in millions)

	June 30,	December 31,
	2021	2020
Accrued expenses and accounts payable	$438.0	$546.4
Lease liabilities	296.4	249.9
Commitment to fund tax credit investments	202.2	167.7
Current and deferred taxes payable	188.8	122.1
Accrued interest payable	79.2	88.2
Fair value of derivative financial instruments	71.7	79.2
Allowance for off-balance sheet credit exposure	61.8	78.3
Other(1)	284.2	423.1
Total other liabilities	$1,622.3	$1,754.9
(1)	Other includes liabilities for taxes other than income, equipment maintenance liabilities, contingent liabilities and other miscellaneous liabilities.

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

Interest Rate Risk (a component of Market Risk)

CIT is exposed to the risk that changes in market conditions or government policy may affect interest rates and negatively impact earnings. The risk arises from the nature of CIT’s business activities, the composition of CIT’s balance sheet, and changes in the level or shape of the yield curve. CIT manages this inherent interest rate risk strategically based on prescribed guidelines and approved limits.

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

The composition of our interest rate sensitive assets and liabilities generally results in a net asset-sensitive position, concentrated at the short end of the yield curve, mostly driven by moves in LIBOR, whereby our assets will reprice faster than our liabilities. Interest rate sensitive assets generally consist of interest-bearing cash, investment securities, and commercial and consumer loans. At June 30, 2021, approximately 60% of our total Commercial and Consumer loans (or approximately 50% of our loans and leases) had floating contractual reference rates, the majority of which were indexed to 1-month and 3-month LIBOR. Approximately 70% of our floating rate loans had index floors, of which approximately 50% were set at 0%.

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

CIT continues to assess the use of SOFR and other alternative rates as the market and best practices for transitioning to alternative rates develop.

Our funding sources consist primarily of non-maturity deposits and time deposits generated through the core deposit channels, including Online, Branch, HOA and Commercial as well as our network of deposit brokers. We also support our funding needs through wholesale funding sources (unsecured and secured debt), including FHLB advances.

At June 30, 2021, deposits totaled $41 billion. The deposit rates we offer are influenced by market conditions and competitive factors. Market rates are the key drivers of deposit costs and we continue to optimize deposit costs by improving our deposit mix, which includes the addition of relatively low cost HOA deposits. Changes in interest rates, expected funding needs, as well as actions by competitors, can affect our deposit taking activities and deposit pricing. We continue to believe our targeted non-maturity deposit customer retention is strong and we remain focused on optimizing our mix of deposits. We regularly assess the effect of deposit rate changes on our balances and seek to achieve optimal alignment between assets and liabilities. As CIT evolves its strategies through various interest rate cycles, management may periodically revise the modelling assumptions and approaches in accordance with CIT’s governance structure, which may also impact changes in reported sensitivity.

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

NII Sensitivity and EVE Sensitivity (dollars in millions)

	June 30, 2021			December 31, 2020
	+200 bps	+100 bps	-25 bps / 0% Floors	+200 bps	+100 bps	-25 bps / 0% Floors
NII Sensitivity	$174	$78	$(12)	$137	$85	$(15)
EVE Sensitivity	$117	$56	$(18)	$6	$62	$(54)

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

As of June 30, 2021, the dollar NII and EVE sensitivity changes year-to-date are primarily due to compositional changes in the balance sheet, as well as enhancements in modeling assumptions impacting long term deposit betas.

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

FUNDING AND LIQUIDITY

We continue to maintain appropriate levels of liquidity in accordance with our risk limit structures and comprehensive liquidity risk management framework. As of June 30, 2021, we were 91% deposit funded, and continued to maintain liquidity in excess of our minimum required risk limits. The framework includes monitoring processes and systems that are designed to ensure we have the appropriate level of liquidity to meet expected and contingent funding needs under both normal and stressed environments.

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

At June 30, 2021, we had approximately $10.0 billion of total Liquid Assets and approximately $6.1 billion of contingent liquidity sources available, most of which is held at the Bank, commensurate with our assets.

•

At June 30, 2021, our Liquid Assets comprised approximately 18% of total assets and included $5.1 billion of Available Cash (of which $1.0 billion is available at the parent and non-bank subsidiaries) and approximately $4.9 billion of High Quality Liquid securities (“HQL securities”), of which approximately $0.7 billion is pledged but not drawn against at the FHLB and are also available for sale.

•	At June 30, 2021, our contingent liquidity sources include:
o

A committed and secured ABL facility of $750 million available to the parent and non-bank subsidiaries, of which $720 million was unused, provided that eligible assets are available to serve as collateral. Based on eligible collateral, net of reserves, $520 million was available to be drawn to support the FHC liquidity needs.

o	A committed Revolving Credit Facility of $300 million, of which $286 million was available to be drawn by CIT Group Inc.
o

FHLB capacity of $5.3 billion (collateralized by lending assets). There were no advances outstanding, resulting in $5.3 billion of available capacity for CIT Bank. (The $5.3 billion capacity amount excludes $0.7 billion of capacity to borrow against HQL securities, which are pledged at the FHLB but are available for sale until CIT borrows against the securities).

We continue to expand our tools to monetize HQL securities through the additional FHLB capacity and unutilized repo lines.

In addition, the Company has access to a borrowing facility with the FRB Discount Window. No amounts were outstanding with these facilities. See “FRB” section further below.

Cash

Cash totaled $5.3 billion at June 30, 2021 and $4.0 billion at December 31, 2020. The increase was primarily driven by sales of investment securities.

Investment Securities

Investment securities consisted primarily of US Treasury and Agency-issued fixed income securities and totaled $5.3 billion at June 30, 2021 and $6.9 billion at December 31, 2020, of which $5.1 billion and $6.7 billion, respectively, were AFS. Given market conditions, during the first quarter of 2021 we strategically sold certain AFS securities, which were primarily mortgage backed securities (“MBS”), to monetize unrealized gains that resided in AOCI. Securities of $0.9 billion and $1.9 billion were pledged as of June 30, 2021 and December 31, 2020, respectively, to secure FHLB financing availability, public funds, and derivative contracts and for other purposes as required or permitted by law.

We had $150 million of securities purchased under agreement to resell at June 30, 2021 and December 31, 2020. See Note 6 — Investment Securities in Item 1 for additional information on types and maturities of investment securities.

Funding Sources

We fund our operations through deposits and borrowings. Deposits totaled $41.3 billion, 91% of total funding at June 30, 2021 and $43.0 billion, 88% of total funding at December 31, 2020. Borrowings totaled $4.2 billion at June 30, 2021 and $5.8 billion at December 31, 2020. Borrowings consist of senior unsecured notes, subordinated unsecured notes and secured borrowings.

Unsecured borrowings decreased to approximately 9% of total funding in the current quarter from 10% at December 31, 2020. Secured borrowings were less than 1% at June 30, 2021 and 2% at December 31, 2020. See the Net Finance Revenue section for a tabular presentation of our average funding mix.

In the first quarter of 2021, $500 million of unsecured borrowings were scheduled to mature, which we redeemed on February 9, 2021. No premium was paid upon redemption. In addition, we paid down $1.1 billion of FHLB advances in 2021, of which $600 million was repaid in the second quarter. There are no scheduled unsecured borrowings maturities coming due until August 2022. As of June 30, 2021, time deposits with maturities over the coming twelve months were $5.7 billion.

Deposits

CIT Bank offers a full suite of deposit offerings to its commercial and consumer customers through a national online platform, a network of approximately 80 branches, which are in top MSAs in Southern California, and include bank branches acquired with the MOB Acquisition, primarily in the Southwest, Midwest and Southeast. The period end balances are as follows:

Deposits by Channel (dollars in millions)

	June 30, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
Online	$16,670.9	40%	$18,864.6	44%
Branch	11,218.1	27%	11,461.8	26%
Homeowners association	6,813.4	17%	5,871.6	14%
Commercial	4,401.3	11%	4,445.0	10%
Brokered / other channel	2,167.3	5%	2,428.6	6%
Total deposits	$41,271.0	100%	$43,071.6	100%

The following table details our period end deposit balances by type:

Deposits by Type (dollars in millions)

	June 30, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
Savings and money market	$26,134.3	63%	$26,019.1	60%
Time deposits	8,264.2	20%	10,420.2	24%
Interest-bearing checking	3,355.7	8%	3,247.6	8%
Non-interest bearing deposits	3,516.8	9%	3,384.7	8%
Total deposits	$41,271.0	100%	$43,071.6	100%

The decline in the deposit balance in 2021 reflected our decision to reduce excess interest-bearing cash and implement strategic rate reductions. We lowered higher cost deposits, partially offset by seasonally higher balances and growth in the HOA channel. We continued to shift the mix from time deposits to non-maturity deposits.

See “Net Finance Revenue” for discussion on deposits interest expense and rates.

At the Company, the loans and leases to deposits ratio was 101% at June 30, 2021, compared to 104% at December 31, 2020. At the Bank, the loans and leases to deposits ratio was 87% at June 30, 2021, compared to 90% at December 31, 2020.

Unsecured Borrowings

Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility had a total commitment amount of $300 million as of June 30, 2021, of which approximately $286 million was available to be drawn and the remainder was utilized for letters of credit.

Senior Unsecured Notes

At June 30, 2021, senior unsecured notes outstanding totaled $3.7 billion and the weighted average coupon rate was 4.70%, compared to $4.2 billion and 4.63% at December 31, 2020. The changes reflected the $500 million redemption in February.

Subordinated Unsecured Notes

Subordinated unsecured notes principal amount totaled $500 million as of June 30, 2021 and consisted of $100 million of 4.125% fixed-to-fixed subordinated notes due in 2029 and $400 million of 6.125% fixed rate subordinated notes due 2028, which are included in Tier 2 capital.

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

There were no outstanding FHLB advances at June 30, 2021. The decline from December 31, 2020 reflected net repayments during the year. CIT Bank may borrow additional FHLB advances, as liquidity needs arise or repay advances as liquidity allows. The available capacity of $6,034.5 million includes $714.8 million to borrow against $744.7 million of pledged HQL securities, which have not been borrowed against at June 30, 2021 and remain available for sale. FHLB advances and pledged assets are also discussed in Note 8 — Borrowings.

Other Secured and Structured Financings

Outstanding other secured and structured financings were not significant and totaled $10.3 million at June 30, 2021, and $6.1 million at December 31, 2020. The total borrowing capacity of the ABL facility was $750 million, with net availability based on eligible collateral. There were $30 million of LCs outstanding and no borrowings at June 30, 2021. The facility expires in December 2021.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight borrowings. Effective March 16, 2020, the FRB announced changes to the FRB Discount Window, including the extension of the term of such borrowings up to 90 days. The borrowing capacity is determined by the FRB based on the collateral pledged. There were no outstanding borrowings with the FRB Discount Window as of June 30, 2021 and December 31, 2020. See Note 8 — Borrowings in Item 1 for total balances pledged, including amounts to the FRB.

Debt Ratings

Debt ratings can influence the cost and availability of short- and long-term funding, the terms and conditions on which such funding may be available, the collateral requirements, if any, for borrowings and certain derivative instruments, the acceptability of our letters of credit, and the number of investors and counterparties willing to lend to the Company.

CIT Group Inc. and CIT Bank, N.A. debt ratings, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”) and Moody’s Investors Service (“Moody’s”) are presented in the following table:

Ratings

	S&P	Fitch	Moody’s
Last Credit Update	12/10/20	11/6/20	10/28/20
CIT Group Inc.
Long Term Senior Unsecured Debt	BB+	BBB-	Ba1
Subordinated Debt	BB	BB+	Ba1
Non-Cumulative Perpetual Stock	B+	B+	Ba3
Ratings Outlook / Trend	Positive (Watch)	Positive (Watch)	Upgrade (Review)
CIT Bank, N.A.
Issuer Rating	BBB-	BBB-	Ba1
Long Term Senior Bank Notes	BBB-	BBB-	Ba1
Deposit Rating (LT/ST)	N/A	BBB / F3	Baa1 / P-2
Outlook	Positive (Watch)	Positive (Watch)	Upgrade (Review)

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

On June 15, 2021, DBRS, Inc. (DBRS) withdrew the ratings on CIT Group Inc. and CIT Bank, N.A. The last rating action on CIT was on October 16, 2020, when DBRS placed CIT's ratings, including its Long Term Senior Unsecured Debt rating of BBB (low), under review with positive implications. This prior rating action followed the announcement that CIT had entered into a definitive merger agreement with First Citizens.

Contractual Commitments

The following table summarizes commitment expiration during the respective twelve-month periods.

Commitment Expiration for the Twelve Months Ending June 30 (dollars in millions)

	Total	2022	2023	2024	2025	2026+
Financing commitments (excluding leases)	$7,208.8	$2,831.2	$1,173.1	$1,322.4	$926.1	$956.0
Lessor commitments	572.4	572.4	—	—	—	—
Letters of credit	276.0	39.5	68.5	73.7	31.2	63.1
Deferred purchase agreements	1,835.1	1,835.1	—	—	—	—
Total contractual commitments	$9,892.3	$5,278.2	$1,241.6	$1,396.1	$957.3	$1,019.1

At June 30, 2021, substantially all of our undrawn financing commitments were senior facilities, with approximately 96% secured by commercial equipment or other assets, and the remainder primarily comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance and Real Estate Finance divisions of Commercial Banking and include unused revolver availability of $3.1 billion, which is subject to borrower base revolver capacity and covenant compliance. Also included in financing commitments are delayed draws and term loans of $2.0 billion. Customer draws on such facilities are subject to certain pre-determined contract conditions. The top ten undrawn financing commitments totaled $668.0 million at June 30, 2021. Financing commitments related to consumer loans totaled approximately $478.6 million. See Note 13 – Commitments in Item 1 for further detail.

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

Return of Capital

We declared and paid the following dividends in 2021:

Declaration Date	Payment Date	Per Share Dividend
Common Stock
January 22, 2021	February 19, 2021	$0.35
April 20, 2021	May 21, 2021	$0.35
Series A Preferred Stock
April 20, 2021	June 15, 2021	$29.00
Series B Preferred Stock (dividend per share rounded)
January 22, 2021	March 15, 2021	$0.35
April 20, 2021	June 15, 2021	$0.35

On July 19, 2021, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.35 per outstanding common share. The common stock dividend is payable on August 13, 2021 to common shareholders of record as of July 30, 2021.

On July 19, 2021, the Board of Directors of the Company declared a quarterly cash dividend in the amount of approximately $0.35 per share of outstanding Series B preferred stock. The dividend is payable on September 15, 2021 to Series B preferred shareholders of record as of August 31, 2021. Payment of the dividend on the Company’s Series B preferred stock is conditional on the anticipated merger between CIT and FCB, if approved, occurring after the record date. If the merger occurs before the record date, the Company’s Series B preferred stock will be replaced with First Citizens’ new Series C Preferred Stock having such rights, preferences, privileges and voting powers, and limitations and restrictions, taken as a whole, that are not materially less favorable to the holders thereof than the Company’s existing Series B Preferred Stock, and First Citizens will be responsible for paying the dividend on September 15, 2021 to holders of record as of August 31, 2021 of its new Series C Preferred Stock.

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve and OCC capital guidelines for assessing adequacy of capital. The regulatory capital guidelines applicable to the Company and CIT Bank were the Basel III Rule and the Simplification Final Rule for the periods ended June 30, 2021 and December 31, 2020. At June 30, 2021 and December 31, 2020, the capital ratios of the Company and CIT Bank exceeded all capital adequacy requirements.

In March 2020, the OCC, FRB and FDIC collectively issued the Revised CECL Transition Rule for regulatory capital, which provides for the option to delay for two years the impact of CECL’s effect on regulatory capital, followed by a three-year transition period. The Company elected to use the 5-year transition under the Revised CECL Transition Rule, which resulted in a benefit of

$123 million in capital as of June 30, 2021.

Capital Components, Risk-Weighted Assets, and Capital Ratios (dollars in millions)

	June 30,	December 31,
	2021	2020
CET1 Capital
Total common stockholders’ equity(1)	$5,510.8	$5,197.9
Effect of CECL transition impact on retained earnings(2)	122.7	174.0
Effect of certain items in AOCI excluded from CET1 Capital	106.2	(44.8)
Adjusted total equity	5,739.7	5,327.1
Deferred tax assets (“DTAs”) arising from net operating loss and tax credit carryforwards	(5.5)	(8.8)
Intangible assets, net of associated deferred tax liabilities (“DTLs”)	(110.7)	(125.5)
CET1 Capital	5,623.5	5,192.8
Additional Tier 1 Capital
Preferred Stock	525.0	525.0
Total Additional Tier 1 Capital	525.0	525.0
Total Tier 1 Capital	6,148.5	5,717.8
Tier 2 Capital
Qualifying Tier 2 Capital Instruments	495.2	494.9
Qualifying adjusted allowance for credit losses(2)(3)	605.6	650.5
Total Tier 2 Capital	1,100.8	1,145.4
Total Capital	$7,249.3	$6,863.2
Risk-Weighted Assets	$48,365.1	$51,847.0
CIT Ratios
CET1 Capital Ratio	11.6%	10.0%
Tier 1 Capital Ratio	12.7%	11.0%
Total Capital Ratio	15.0%	13.2%
Tier 1 Leverage Ratio	11.0%	9.5%
CIT Bank, N.A. Capital Components and Ratios
CET1 Capital	$5,365.1	$4,907.7
Tier 1 Capital	5,365.1	4,907.7
Total Capital	6,179.9	5,760.1
Risk-Weighted Assets	41,045.8	43,962.5
CET1 Capital Ratio	13.1%	11.2%
Tier 1 Capital Ratio	13.1%	11.2%
Total Capital Ratio	15.1%	13.1%
Tier 1 Leverage Ratio	10.6%	8.9%
Effective/Required Minimum Ratios under Basel III Guidelines (CIT and CIT Bank)
CET1 Capital Ratio	7.0%	7.0%
Tier 1 Capital Ratio	8.5%	8.5%
Total Capital Ratio	10.5%	10.5%
Tier 1 Leverage Ratio	4.0%	4.0%
(1)	See Condensed Consolidated Balance Sheets for the components of total common stockholders’ equity.
(2)	Reflects the CECL transition impact based on the Revised CECL Transition Rule.
(3)

ACL included in Tier 2 Capital is limited to 1.25% of risk weighted assets and includes allowance for off-balance sheet credit exposures (i.e. unfunded lending commitments and DPAs) recorded in other liabilities.

CET1 Capital increased from December 31, 2020, reflecting earnings for the quarter, combined with a reduction in RWA.

The reconciliation of balance sheet assets to RWA is presented below:

Risk-Weighted Assets (dollars in millions)

	June 30,	December 31,
	2021	2020
Balance sheet assets	$54,703.7	$58,106.6
Risk weighting adjustments to balance sheet assets	(12,362.0)	(12,898.1)
Off-Balance sheet items	6,023.4	6,638.5
Risk-Weighted Assets	$48,365.1	$51,847.0

As discussed elsewhere, the decrease in balance sheet assets was driven by a decline in loans and investment securities, partially offset by an increase in cash balances. The risk weighting adjustments to balance sheet assets as of June 30, 2021 decreased from December 31, 2020 as a result the decline in assets, as well as mix, and lower off-balance sheet commitments.

The 2021 off-balance sheet items primarily reflect $2.9 billion of unused lines of credit (largely related to the Commercial and Real Estate Finance divisions), $2.1 billion related to DPAs (Commercial Finance division), $0.5 billion of derivative exposures, and $0.5 billion of other items. See Note 13 — Commitments in Item 1 for further detail on commitments.

Book Value, Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	June 30,	December 31,
	2021	2020
Total common stockholders' equity	$5,510.8	$5,197.9
Intangible assets	(118.1)	(134.9)
Tangible book value(1)	$5,392.7	$5,063.0
Book value per share	$55.58	$52.71
Tangible book value per share(1)	$54.39	$51.34
(1)	Tangible book value and tangible book value per share are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of Non-GAAP to GAAP financial information

Book value ("BV") and tangible book value (“TBV”), and the respective per share amounts, at June 30, 2021 increased from December 31, 2020, as net income more than offset changes in AOCI and dividends paid, as well as the increase in common shares outstanding due to the vesting of restricted stock.

CIT BANK, N.A.

The following tables present condensed financial information for CIT Bank. Trends and significant items are discussed in the previous sections of the MD&A. Loans and leases not included in the bank primarily relate to certain rail assets and our factoring business.

Condensed Balance Sheets (dollars in millions)

	June 30,	December 31,
	2021	2020
ASSETS:
Cash and deposits with banks	$5,032.9	$3,829.8
Securities purchased under agreement to resell	150.0	150.0
Investment securities	5,277.8	6,871.1
Assets held for sale	48.5	718.2
Loans	31,554.8	33,632.5
Allowance for credit losses	(834.7)	(1,024.6)
Operating lease equipment, net	5,205.8	5,232.2
Bank owned life insurance	1,185.2	1,168.8
Other assets	1,688.9	1,806.7
Total Assets	$49,309.2	$52,384.7
LIABILITIES AND EQUITY:
Deposits, including $912.3 and $1,131.3 due to affiliates at June 30, 2021 and December 31, 2020, respectively	$42,183.3	$44,202.9
FHLB advances	-	1,100.0
Borrowings, including $302.1 and $552.2 due to affiliates at June 30, 2021 and December 31, 2020, respectively	626.3	872.7
Other liabilities, including $171.4 and $89.7 payable to affiliates at June 30, 2021 and December 31, 2020, respectively	1,221.0	1,266.1
Total Liabilities	44,030.6	47,441.7
Total Equity	5,278.6	4,943.0
Total Liabilities and Equity	$49,309.2	$52,384.7

Capital Ratios – see Capital section

Loans and Leases, including HFS, by Segment (dollars in millions)

	June 30,	December 31,
	2021	2020
Commercial Banking
Commercial Finance	$14,265.0	$14,875.1
Business Capital	4,953.1	5,118.8
Rail	4,554.9	4,508.0
Real Estate Finance	6,572.6	7,554.1
Total	30,345.6	32,056.0
Consumer Banking
Consumer and Community Banking	5,097.8	5,828.2
Legacy Consumer Mortgages	1,365.7	1,698.7
Total	6,463.5	7,526.9
Total loans and leases	$36,809.1	$39,582.9

Condensed Statements of Operations (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Interest and fees on loans	$342.4	$350.9	$403.3	$693.3	$851.6
Other interest and dividends	17.1	23.7	29.2	40.8	74.5
Interest income	359.5	374.6	432.5	734.1	926.1
Interest on deposits	50.7	61.2	138.3	111.9	294.9
Interest on borrowings	3.4	4.7	10.6	8.1	24.4
Interest expense on deposits and payables with affiliated companies	4.5	4.5	3.2	9.0	7.6
Interest expense	58.6	70.4	152.1	129.0	326.9
Net interest revenue	300.9	304.2	280.4	605.1	599.2
Provision for credit losses	(53.1)	(98.4)	122.8	(151.5)	629.8
Net interest revenue, after credit provision	354.0	402.6	157.6	756.6	(30.6)
Rental income on operating leases	117.2	120.4	119.1	237.6	243.6
Other non-interest income	130.1	200.5	87.3	330.6	188.0
Total net revenue, net of interest expense and credit provision	601.3	723.5	364.0	1,324.8	401.0
Operating expenses	224.4	250.5	336.2	474.9	630.1
Gain on debt extinguishment and deposit redemptions	-	-	(15.4)	-	(15.4)
Goodwill impairment	-	-	-	-	323.1
Depreciation on operating lease equipment	65.2	66.7	62.6	131.9	122.8
Maintenance and other operating lease expenses	24.4	35.7	24.3	60.1	54.7
Income (loss) before provision for income taxes	287.3	370.6	(43.7)	657.9	(714.3)
Provision (benefit) for income taxes	75.7	94.9	4.7	170.6	(112.7)
Net income (loss)	$211.6	$275.7	$(48.4)	$487.3	$(601.6)
New business volume - funded	$2,972.0	$2,439.9	$3,062.3	$5,411.9	$6,634.0

Net Finance Revenue (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Interest income	$359.5	$374.6	$432.5	$734.1	$926.1
Rental income on operating leases	117.2	120.4	119.1	237.6	243.6
Finance revenue	476.7	495.0	551.6	971.7	1,169.7
Interest expense	58.6	70.4	152.1	129.0	326.9
Depreciation on operating lease equipment	65.2	66.7	62.6	131.9	122.8
Maintenance and other operating lease expenses	24.4	35.7	24.3	60.1	54.7
Net finance revenue	$328.5	$322.2	$312.6	$650.7	$665.3
AEA	$48,300.9	$49,770.5	$53,722.9	$49,031.7	$51,751.5

Net Finance Margin

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Interest income	2.98%	3.01%	3.22%	2.99%	3.58%
Rental income on operating leases	0.97%	0.97%	0.89%	0.97%	0.94%
Finance revenue	3.95%	3.98%	4.11%	3.96%	4.52%
Interest expense	0.49%	0.56%	1.13%	0.53%	1.26%
Depreciation on operating lease equipment	0.54%	0.54%	0.47%	0.54%	0.47%
Maintenance and other operating lease expenses	0.20%	0.29%	0.18%	0.25%	0.21%
Net finance margin	2.72%	2.59%	2.33%	2.65%	2.57%

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

SELECT DATA

Select Data (dollars in millions, except per share amounts)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Select Statement of Operations Data
Net interest revenue	$266.3	$268.5	$244.4	$534.8	$532.3
Provision for credit losses	(72.2)	(117.4)	223.6	(189.6)	737.5
Total non-interest income	348.9	424.6	303.5	773.5	643.9
Total non-interest expenses	388.9	410.4	482.8	799.3	1,293.8
Net income (loss)	226.9	303.8	(85.3)	530.7	(709.6)
Net income (loss) available to common shareholders	214.6	301.0	(97.6)	515.6	(725.7)
Per Common Share Data
Diluted income (loss) per common share	2.14	3.04	(0.99)	5.17	(7.39)
Book value per common share	55.58	53.41	52.97
Tangible book value per common share	54.39	52.13	49.93
Dividends declared per common share	0.35	0.35	0.35	0.70	0.70
Dividend payout ratio	16.4%	11.5%	NM	13.5%	NM
Performance Ratios
Return (available to common shareholders) on average common stockholders' equity	14.48%	22.99%	NM	17.40%	NM
Return (available to common shareholders) on average tangible common stockholders' equity	16.73%	24.07%	NM	20.35%	NM
Net finance revenue as a percentage of average earning assets	2.45%	2.46%	2.14%	2.45%	2.42%
Return (available to common shareholders) on AEA	1.66%	2.26%	NM	1.96%	NM
Average total equity to average total asset ratio	10.9%	10.3%	9.7%	10.6%	10.5%
Balance Sheet Data
Loans including receivables pledged	$33,711.1	$34,957.5	$37,518.3
Allowance for credit losses	(850.6)	(942.3)	(1,202.7)
Operating lease equipment, net	7,781.8	7,733.4	7,778.1
Goodwill	-	-	146.8
Total cash and deposits	5,280.7	5,348.6	8,080.3
Investment securities	5,295.8	4,937.9	5,656.5
Total assets	54,703.7	56,049.1	61,702.4
Deposits	41,271.0	42,024.7	45,815.2
Borrowings	4,244.1	4,839.7	7,597.9
Total common stockholders’ equity	5,510.8	5,290.7	5,214.3
Credit Quality
Non-accrual loans as a percentage of loans	1.63%	1.90%	1.48%
Net charge-offs as a percentage of average loans	0.30%	0.15%	1.79%	0.23%	1.18%
Allowance for credit losses as a percentage of loans	2.52%	2.70%	3.21%
Capital Ratios
CET1 capital ratio	11.6%	10.9%	10.0%
Tier 1 capital ratio	12.7%	11.9%	11.0%
Total capital ratio	15.0%	14.2%	13.2%
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

Total Net Revenue and Net Operating Lease Revenue (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Interest income	$373.1	$388.1	$446.9	$761.2	$960.5
Rental income on operating lease equipment	188.2	194.7	200.9	382.9	410.7
Finance revenue (Non-GAAP)	561.3	582.8	647.8	1,144.1	1,371.2
Interest expense	106.8	119.6	202.5	226.4	428.2
Depreciation on operating lease equipment	82.8	84.7	81.1	167.5	159.4
Maintenance and other operating lease expenses	54.8	51.6	56.1	106.4	109.7
Net finance revenue (NFR) (Non-GAAP)	316.9	326.9	308.1	643.8	673.9
Other non-interest income	160.7	229.9	102.6	390.6	233.2
Total net revenues (Non-GAAP)	$477.6	$556.8	$410.7	$1,034.4	$907.1

NFR (Non-GAAP)	$316.9	$326.9	$308.1	$643.8	$673.9
Net finance margin (NFR as a % of AEA)(NFM)(Non-GAAP)	2.45%	2.46%	2.14%	2.45%	2.42%

Net Operating Lease Revenue
Rental income on operating leases	$188.2	$194.7	$200.9	$382.9	$410.7
Depreciation on operating lease equipment	82.8	84.7	81.1	167.5	159.4
Maintenance and other operating lease expenses	54.8	51.6	56.1	106.4	109.7
Net operating lease revenue (Non-GAAP)	$50.6	$58.4	$63.7	$109.0	$141.6

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

We present a second net efficiency calculation that excludes other noteworthy items (restructuring costs are considered noteworthy items) in the numerator and denominator due to their episodic nature and size. Due to the exclusions of the items, both calculations are considered non-GAAP measures.

See “Non-Interest Expenses” for operating expenses.

Net Efficiency Ratio (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Total net revenues (Non-GAAP)	$477.6	$556.8	$410.7	$1,034.4	$907.1
Noteworthy items	-	(83.0)	-	(83.0)	-
Total net revenues, excluding noteworthy items (Non-GAAP)	$477.6	$473.8	$410.7	$951.4	$907.1
Net efficiency ratio (Non-GAAP)	52.5%	47.7%	76.6%	49.9%	70.6%
Net efficiency ratio, excluding noteworthy items (Non-GAAP)	52.2%	54.6%	71.8%	53.4%	66.6%
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

Average Earnings Assets and Earning Assets (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Average Earning Assets (Non-GAAP)	$51,811.1	$53,202.2	$57,589.0	$52,502.8	$55,636.9

	June 30,	March 31,	June 30,
Period End Earning Assets	2021	2021	2020
Loans	$33,711.1	$34,957.5	$37,518.3
Operating lease equipment, net	7,781.8	7,733.4	7,778.1
Assets held for sale	51.5	757.4	82.7
Credit balances of factoring clients	(1,530.5)	(1,471.1)	(989.1)
Interest-bearing cash	5,134.1	5,191.0	7,898.7
Investment securities and securities purchased under agreement to resell	5,445.8	5,012.9	5,756.5
Total earning assets (Non-GAAP)	$50,593.8	$52,181.1	$58,045.2

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

Core Average Loans and Leases (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Total average loans (incl HFS, net of credit balances)	$33,226.5	$34,592.3	$37,109.8	$33,905.6	$36,801.7
Total average operating lease equipment (incl HFS)	7,754.0	7,831.2	7,602.1	7,792.4	7,509.1
Total average loans and leases (Non-GAAP)	40,980.5	42,423.5	44,711.9	41,698.0	44,310.8
Average non-core portfolio, LCM	1,501.8	1,653.7	2,065.6	1,577.3	2,110.7
Average core loans and leases	$39,478.7	$40,769.8	$42,646.3	$40,120.7	$42,200.1

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

Tangible Book Value (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Total common shareholders' equity	$5,510.8	$5,290.7	$5,214.3	$5,510.8	$5,214.3
Less: goodwill	-	-	146.8	-	146.8
Less: Intangible assets	118.1	126.5	151.8	118.1	151.8
Tangible common equity for ROTCE (Non-GAAP)	$5,392.7	$5,164.2	$4,915.7	$5,392.7	$4,915.7
Average tangible common equity (Non-GAAP)	$5,279.4	$5,105.1	$4,987.3	$5,192.8	$5,127.7

Income (loss) from continuing operations available to common shareholders	$214.6	$301.0	$(97.6)	$515.6	$(725.7)
Goodwill impairment, after tax	-	-	-	-	339.0
Intangible asset amortization, after tax	6.2	6.2	4.0	12.7	12.4
Non-GAAP income (loss) from continuing operations - for ROTCE calculation	$220.8	$307.2	$(93.6)	$528.3	$(374.3)
Return on average tangible common equity (Non-GAAP)	16.73%	24.07%	NM	20.35%	NM
Non-GAAP income (loss) from continuing operations (from the following non-GAAP noteworthy tables)	$209.8	$244.6	$(61.4)	$454.4	$(299.8)
Intangible asset amortization, after tax	6.2	6.2	4.0	12.7	12.4
Non-GAAP income (loss) from continuing operations - for ROTCE calculation, excluding noteworthy items	$216.0	$250.8	$(57.4)	$467.1	$(287.4)
Preferred dividend normalization	4.7	(4.7)	4.7	-	-
Non-GAAP (loss) income from continuing operations - for ROTCE calculation, excluding noteworthy items and preferred dividend normalization	$220.7	$246.1	$(52.7)	$467.1	$(287.4)
Return on average tangible common equity, after noteworthy items (Non-GAAP)	16.37%	19.65%	NM	17.99%	NM
Return on average tangible common equity, after noteworthy items and preferred dividend normalization	16.72%	19.28%	NM	17.99%	NM

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

Net Income (Loss) Available to Common Shareholders, Excluding Noteworthy Items (dollars in millions, except per share data)

		Pre-tax		After-Tax	Per
Description	Line Item	Balance	Tax(2)	Balance	Share
Quarter Ended June 30, 2021
Net income available to common shareholders				$214.6	$2.14
Reversal of prior restructuring costs	Operating expenses	$(7.9)	$1.8	(6.1)	(0.06)
FCB merger costs	Operating expenses	1.7	(0.4)	1.3	0.01
Non-GAAP net income available to common shareholders, excluding noteworthy items(1)				$209.8	$2.09

Quarter Ended March 31, 2021
Net income available to common shareholders				$301.0	$3.04
Gains on sales of investment securities	Other non-interest income	$(83.0)	$21.5	(61.5)	(0.62)
FCB merger costs	Operating expenses	6.9	(1.8)	5.1	0.05
Non-GAAP income available to common shareholders, excluding noteworthy items(1)				$244.6	$2.47

Quarter Ended June 30, 2020
Net loss available to common shareholders				$(97.6)	$(0.99)
Restructuring charges	Operating expenses	$37.2	$(13.6)	23.6	0.24
MOB merger and integration costs	Operating expenses	19.9	(7.3)	12.6	0.13
Non-GAAP net loss available to common shareholders, excluding noteworthy items(1)				$(61.4)	$(0.62)

		Pre-tax		After-Tax	Per
Description	Line Item	Balance	Tax(2)	Balance	Share
Six Months Ended June 30, 2021
Net loss available to common shareholders				$515.6	$5.17
Gains on sales of investment securities	Other non-interest income	$(83.0)	$21.5	(61.5)	(0.62)
FCB merger costs	Operating expenses	8.6	(2.2)	6.4	0.06
Reversal of prior restructuring costs	Operating expenses	(7.9)	1.8	(6.1)	(0.06)
Non-GAAP net loss available to common shareholders, excluding noteworthy items(1)				$454.4	$4.56

Six Months Ended June 30, 2020
Net income available to common shareholders				$(725.7)	$(7.39)
MOB day 1 provision for credit losses	Provision for credit losses	$44.8	$(8.1)	36.7	0.37
Restructuring charges	Operating expenses	37.2	(13.6)	23.6	0.24
MOB merger and integration costs	Operating expenses	37.0	(10.4)	26.6	0.27
Goodwill impairment	Goodwill impairment	344.7	(5.7)	339.0	3.45
Non-GAAP net income available to common shareholders, excluding noteworthy items(1)				$(299.8)	$(3.05)
(1)	Items may not sum due to rounding.
(2)	Income tax rates vary depending on the specific item and the entity location in which it is recorded.

6.	Effective Tax Rate Reconciliation

The provision for income taxes before noteworthy items and tax discrete items and the respective effective tax rate are non-GAAP measures, which management uses for analytical purposes to understand the Company’s underlying tax rate. Noteworthy items are presented in item 5 above, and discussed in various sections of the MD&A. The tax discrete items are referenced in Note 12 — Income Taxes.

Effective Tax Rate Reconciliation - Noteworthy Items (dollars in millions)

	Quarters Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
	2021	2021	2020	2021	2020
Provision (benefit) for income taxes - GAAP	$ 71.7	$96.3	$(73.2)	$ 168.0	$(145.5)
Income tax on noteworthy items	(1.4)	(19.7)	20.9	(21.1)	37.8
Provision (benefit) for income taxes, excluding noteworthy items - Non-GAAP	70.3	76.6	(52.3)	146.9	(107.7)
Income tax - remaining discrete items	4.0	7.3	(1.1)	11.3	1.9
(Benefit) provision for income taxes, excluding noteworthy and tax discrete items - Non-GAAP	$ 74.3	$83.9	$(53.4)	$ 158.2	$(105.8)
(Loss) income from continuing operations before provision for income taxes	$ 298.6	$400.1	$(158.5)	$ 698.7	$(855.1)
Noteworthy items before tax	(6.2)	(76.1)	57.1	(82.3)	463.7
Adjusted (loss) income from continuing operations before provision for income taxes and discrete items - Non-GAAP	$ 292.4	$324.0	$(101.4)	$ 616.4	$(391.4)
Effective tax rate	24.0%	24.1%	46.2%	24.0%	17.0%
Effective tax rate, excluding noteworthy items - Non-GAAP	24.0%	23.6%	51.6%	23.8%	27.5%
Effective tax rate, excluding noteworthy and tax discrete items - Non-GAAP	25.4%	25.9%	52.7%	25.7%	27.0%
7.	Regulatory Capital Measures

Included within this Form 10-Q are risk-weighted assets, risk-based capital and leverage ratios as calculated under the Basel III Rule, the Simplification Final Rule and the Revised CECL Transition Rule as of June 30, 2021 and December 31, 2020. Such measures are considered key regulatory capital measures used by banking regulators, investors and analysts to assess CIT’s (as a BHC) regulatory capital position and to compare CIT to other financial institutions. For information on our capital ratios and requirements, see the “Capital” section.

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
•

risks associated with the value and recoverability of leased equipment and related lease residual values, including railcars, telecommunication towers, technology and office equipment, information technology equipment, including data centers, and large and small ticket industrial, medical, and transportation equipment,

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, (the “Exchange Act”) as of June 30, 2021. Based on such evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no repurchases of our common stock during the quarter ended June 30, 2021.

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
101

The following materials from CIT Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from CIT Group Inc.’s Form 10-Q for the quarterly period ended June 30, 2021, formatted inline XBRL (contained in exhibit 101.1).

*	Indicates a management contract or compensatory plan or arrangement.
**	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 30, 2021	CIT GROUP INC.

/s/ John Fawcett
John Fawcett
Executive Vice President and
Chief Financial Officer

/s/ Edward K. Sperling
Edward K. Sperling
Executive Vice President and Controller