Form 10-Q
period 2021-09-30
CIT GROUP INC
filed 2021-11-05
CIK 1171825

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934	☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021

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

Yes ☐ No ☒

As of October 22, 2021, there were 99,169,700 shares of the registrant’s common stock outstanding.

Part One — Financial Information

Item 1. Financial Statements

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (dollars in millions — except share data)

	September 30,	December 31,
	2021	2020
Assets
Cash and due from banks, including restricted balances of $34.2 at September 30, 2021 and $41.7 at December 31, 2020 (see Note 8 for amounts pledged)	$169.7	$174.6
Interest bearing cash, including restricted balances of $59.4 at September 30, 2021 and $2.6 at December 31, 2020 (see Note 8 for amounts pledged)	4,428.8	3,837.1
Securities purchased under agreement to resell	100.0	150.0
Investment securities (see Notes 6 and 8 for amounts pledged)	5,775.2	6,889.0
Assets held for sale	95.8	721.2
Loans (see Note 8 for amounts pledged)	33,461.0	36,144.6
Allowance for credit losses	(790.4)	(1,063.8)
Total loans, net of allowance for credit losses	32,670.6	35,080.8
Operating lease equipment, net (see Note 8 for amounts pledged)	7,937.5	7,836.6
Bank-owned life insurance	1,193.4	1,168.8
Other assets, including $268.5 at September 30, 2021 and $431.6 at December 31, 2020 at fair value	2,049.0	2,248.5
Total Assets	$54,420.0	$58,106.6
Liabilities
Deposits	$40,237.3	$43,071.6
Credit balances of factoring clients	1,556.6	1,719.9
Other liabilities, including $77.9 at September 30, 2021 and $79.2 at December 31, 2020 at fair value	2,203.9	1,754.9
Borrowings, including $1,147.0 at September 30, 2021 and $500.0 at December 31, 2020 contractually due within twelve months	4,247.6	5,837.3
Total Liabilities	48,245.4	52,383.7
Stockholders’ Equity
Preferred Stock: $0.01 par value, 100,000,000 shares authorized, 8,325,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	525.0	525.0
Common Stock: $0.01 par value, 600,000,000 shares authorized
Issued: 164,134,157 at September 30, 2021 and 163,309,861 at December 31, 2020	1.6	1.6
Outstanding: 99,167,023 at September 30, 2021 and 98,609,395 at December 31, 2020
Paid-in capital	6,930.1	6,892.0
Retained earnings	2,011.0	1,428.3
Accumulated other comprehensive income (loss)	(121.2)	35.7
Treasury stock: 64,967,134 shares at September 30, 2021 and 64,700,466 shares at December 31, 2020 at cost	(3,171.9)	(3,159.7)
Total Common Stockholders’ Equity	5,649.6	5,197.9
Total Equity	6,174.6	5,722.9
Total Liabilities and Equity	$54,420.0	$58,106.6

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) (dollars in millions — except per share data)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income
Interest and fees on loans	$341.9	$395.8	$1,061.6	$1,280.6
Other interest and dividends	17.9	27.5	59.4	103.2
Interest income	359.8	423.3	1,121.0	1,383.8
Interest expense
Interest on deposits	47.3	103.2	159.2	398.1
Interest on borrowings	55.7	62.3	170.2	195.6
Interest expense	103.0	165.5	329.4	593.7
Net interest revenue	256.8	257.8	791.6	790.1
Provision for credit losses	(67.1)	63.3	(256.7)	800.8
Net interest revenue, after credit provision	323.9	194.5	1,048.3	(10.7)
Non-interest income
Rental income on operating leases	186.2	201.3	569.1	612.0
Other non-interest income	124.7	146.0	515.3	379.2
Total non-interest income	310.9	347.3	1,084.4	991.2
Total revenue, net of interest expense and credit provision	634.8	541.8	2,132.7	980.5
Non-interest expenses
Depreciation on operating lease equipment	85.1	82.5	252.6	241.9
Maintenance and other operating lease expenses	50.5	48.6	156.9	158.3
Operating expenses	268.2	295.5	793.4	990.3
Goodwill impairment	—	—	—	344.7
(Gain) loss on debt extinguishment and deposit redemption	—	—	0.1	(14.8)
Total non-interest expenses	403.8	426.6	1,203.0	1,720.4
Income (loss) before provision (benefit) for income taxes	231.0	115.2	929.7	(739.9)
Provision (benefit) for income taxes	55.5	29.5	223.5	(116.0)
Net income (loss)	$175.5	$85.7	$706.2	$(623.9)
Preferred stock dividends	2.8	2.8	17.9	18.9
Net income (loss) available to common shareholders	$172.7	$82.9	$688.3	$(642.8)
Income (loss) per common share
Basic	$1.74	$0.84	$6.95	$(6.54)
Diluted	$1.72	$0.84	$6.89	$(6.54)
Average number of common shares (thousands)
Basic	99,168	98,523	99,031	98,350
Diluted	100,432	98,556	99,950	98,350

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$175.5	$85.7	$706.2	$(623.9)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	10.3	0.6	10.2	(0.4)
Net unrealized (losses) gains on available for sale securities	(16.5)	(20.1)	(168.2)	95.9
Changes in benefit plans net gains and prior service (cost)/credit	0.4	0.1	1.1	3.0
Other comprehensive (loss) income, net of tax	$(5.8)	$(19.4)	$(156.9)	$98.5
Comprehensive income (loss)	$169.7	$66.3	$549.3	$(525.4)

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited) (dollars in millions)

	Preferred Stock	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Total Equity
June 30, 2021	$525.0	$1.6	$6,922.5	$1,873.7	$(115.4)	$(3,171.6)	$6,035.8
Net income	—	—	—	175.5	—	—	175.5
Other comprehensive loss, net of tax	—	—	—	—	(5.8)	—	(5.8)
Dividends paid ($0.35 per common share and $0.35 per preferred B share)	—	—	—	(38.2)	—	—	(38.2)
Amortization of stock compensation expenses	—	—	6.7	—	—	(0.3)	6.4
Employee stock purchase plan	—	—	0.9	—	—	—	0.9
September 30, 2021	$525.0	$1.6	$6,930.1	$2,011.0	$(121.2)	$(3,171.9)	$6,174.6

June 30, 2020	$525.0	$1.6	$6,885.5	$1,419.4	$65.8	$(3,158.0)	$5,739.3
Net income	—	—	—	85.7	—	—	85.7
Other comprehensive loss, net of tax	—	—	—	—	(19.4)	—	(19.4)
Dividends paid ($0.35 per common share and $0.35 per preferred B share)	—	—	—	(38.0)	—	—	(38.0)
Amortization of stock compensation expenses	—	—	(4.6)	—	—	(0.2)	(4.8)
Employee stock purchase plan	—	—	1.2	—	—	—	1.2
September 30, 2020	$525.0	$1.6	$6,882.1	$1,467.1	$46.4	$(3,158.2)	$5,764.0

December 31, 2020	$525.0	$1.6	$6,892.0	$1,428.3	$35.7	$(3,159.7)	$5,722.9
Net income	—	—	—	706.2	—	—	706.2
Other comprehensive loss, net of tax	—	—	—	—	(156.9)	—	(156.9)
Dividends paid ($1.05 per common share and $29.00 per preferred A share and $1.05 per preferred B share)	—	—	—	(123.5)	—	—	(123.5)
Amortization of stock compensation expenses	—	—	35.2	—	—	(12.2)	23.0
Employee stock purchase plan	—	—	2.9	—	—	—	2.9
September 30, 2021	$525.0	$1.6	$6,930.1	$2,011.0	$(121.2)	$(3,171.9)	$6,174.6

December 31, 2019	$525.0	$1.6	$6,853.7	$2,307.6	$(52.1)	$(3,296.8)	$6,339.0
Adoption of ASU 2016-13	—	—	—	(82.4)	—	—	(82.4)
Net loss	—	—	—	(623.9)	—	—	(623.9)
Other comprehensive income, net of tax	—	—	—	—	98.5	—	98.5
Dividends paid ($1.05 per common share and $29.00 per preferred A share and $1.18 per preferred B share)	—	—	—	(124.1)	—	—	(124.1)
Issuance of common stock - acquisition	—	—	—	(10.1)	—	151.3	141.2
Amortization of stock compensation expenses	—	—	25.3	—	—	(12.7)	12.6
Employee stock purchase plan	—	—	3.1	—	—	—	3.1
September 30, 2020	$525.0	$1.6	$6,882.1	$1,467.1	$46.4	$(3,158.2)	$5,764.0

The accompanying notes are an integral part of these consolidated financial statements.

CIT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (dollars in millions)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operations
Net income (loss)	$706.2	$(623.9)
Adjustments to reconcile net income (loss) to net cash flows from operations:
(Benefit) provision for credit losses	(256.7)	800.8
Depreciation on operating lease equipment	252.6	241.9
Amortization of stock compensation expenses	35.2	25.3
Net gain on asset sales and impairments on assets held for sale	(284.6)	(150.2)
Loss on debt extinguishment and deposit redemption	0.1	(14.8)
Provision (benefit) for deferred income taxes	193.4	(115.9)
Increase in loans held for sale	(24.5)	(25.4)
Goodwill impairment	—	344.7
Decrease (increase) in other assets	240.0	(285.8)
Decrease in other liabilities	(286.6)	(44.9)
Other operating activities	72.2	52.7
Net cash flows provided by operations	647.3	204.5
Cash Flows from Investing Activities
Changes in loans, net	2,009.2	(203.6)
Purchases of investment securities and securities purchased under agreement to resell	(2,643.3)	(4,147.8)
Proceeds from sales and maturities of investment securities and securities purchased under agreement to resell	4,185.7	6,619.9
Proceeds from asset and receivable sales	1,505.0	494.5
Purchases of assets to be leased and other equipment	(550.9)	(857.7)
Proceeds from sale of OREO, net of repurchases	1.6	11.9
Purchase of bank owned life insurance	—	(100.0)
Acquisition, net of cash received	—	(720.1)
Other investing activities	5.6	(67.4)
Net cash flows provided by investing activities	4,512.9	1,029.7
Cash Flows from Financing Activities
Proceeds from the issuance of term debt and FHLB advances	604.8	2,204.8
Repayments of term debt and FHLB advances	(2,212.5)	(1,675.9)
Net (decrease) increase in deposits	(2,835.1)	2,581.6
Dividends paid	(123.5)	(124.1)
Other financing activities	(7.0)	(199.1)
Net cash flows (used in) provided by financing activities	(4,573.3)	2,787.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	(1.5)
Increase (decrease) in cash, cash equivalents and restricted cash	586.8	4,020.0
Cash, cash equivalents and restricted cash beginning of period	4,011.7	2,685.6
Cash, cash equivalents and restricted cash end of period	$4,598.5	6,705.6
Supplementary Cash Flow Disclosures
Interest paid	$(355.0)	(630.1)
Federal, foreign, state and local income taxes (paid) refunded, net	(12.4)	72.1
Supplementary Non Cash Flow Disclosure
Transfer of assets from held for investment to held for sale	$495.5	190.8
Transfer of assets from held for sale to held for investment	11.2	25.7
Transfers of assets to OREO	4.3	0.3
Commitments extended during the period on affordable housing investment credits	80.4	84.9
Issuance of common stock - acquisition	—	141.2

The following tables shows a reconciliation of cash, cash equivalents and restricted cash on the Balance Sheet to that presented in the above Statements of Cash Flow.

	Nine Months Ended September 30,
	2021	2020
Cash and due from banks, including restricted balances of $34.2 and $27.8 at September 30, 2021 and 2020, respectively	$169.7	$175.7
Interest-bearing cash, including restricted balances of $59.4 and $2.0 at September 30, 2021 and 2020, respectively	4,428.8	6,529.9
Total cash, cash equivalents, and restricted cash shown in the Statement of Cash Flows	$4,598.5	$6,705.6

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

BASIS OF PRESENTATION

Basis of Financial Information

These consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q for interim financial information and accordingly do not include all information and note disclosures required by generally accepted accounting principles in the United States of America (“GAAP”) for complete financial statements. In the opinion of management, the financial statements in this Form 10-Q include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of CIT’s financial position, results of operations and cash flows in accordance with GAAP. These consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020 ("2020 Form 10-K").

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

Announcement of Definitive Merger Agreement

On October 16, 2020, First Citizens BancShares, Inc. ("First Citizens"), the parent company of First-Citizens Bank & Trust Company, and CIT, the parent company of CIT Bank, N.A., jointly announced that they had entered into a definitive agreement under which the companies will combine in an all-stock merger. On July 14, 2021, CIT and First Citizens jointly announced that the proposal to merge the two companies received regulatory approval from the FDIC. The merger had already received approval from the Office of the North Carolina Commissioner of Banks. Completion of the proposed merger remains subject to approval from the FRB, and the satisfaction or waiver of other customary closing conditions.

On September 30, 2021, CIT Group Inc. and First Citizens jointly announced that the two companies agreed to extend the merger agreement from October 15, 2021, to March 1, 2022.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Additionally, on April 7, 2020, a group of federal and state government banking agencies issued an Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus (Revised) (the “Interagency Statement”) that offers some practical expedients for evaluating whether loan modifications that occur in response to the COVID-19 pandemic are TDRs. The Interagency Statement interprets, but does not suspend, ASC 310-40. Under the Interagency Statement, any loan modification that meets either of these practical expedients would not automatically be considered a TDR because the borrower is presumed not to be experiencing financial difficulty at the time of the loan modification.

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

SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies are included in the Company's 2020 Form 10-K. There were no material changes to these policies during the nine months ended September 30, 2021.

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

•An entity may elect to apply the amendments in this update on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued.

•The amendments in this Update are effective for all entities as of March 12, 2020 through December 31, 2022.

•In the fourth quarter of 2020, CIT elected to apply the contract modification relief to the interest rate swap contracts for which the discount rate changed from the Federal Funds Rates to the Secured Overnight Financing Rate (“SOFR”) due to discounting transition by the Central Counterparties (i.e., Chicago Mercantile Exchange and LCH Clearnet). In addition, CIT elected to apply the hedge accounting relief to interest rate hedge swaps, which allows the Company to not consider a change in the interest rate used for the discounting of a derivative hedging instrument as a change to the critical terms of the hedging relationship.

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

•CIT is currently evaluating the impact of the optional expedients on the Company’s consolidated financial statements and disclosures.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU 2021-05, Leases, (Topic 842), Lessors - Certain Leases with Variable Lease Payments Issued July 2021

•The amendments in this update improve lessor accounting for certain leases with variable lease payments so that lessors are no longer required to recognize a day-one selling loss upon lease commencement when specified criteria are met.  Specifically this ASU requires a lessor to classify a lease with variable payments that do not depend on a reference index or a rate as an operating lease if classifying the lease as a sales-type lease or a direct financing lease would result in the recognition of a day-one selling loss at lease commencement.  A day-one selling loss is not recognized under operating lease accounting.

•Effective for CIT as of January 1, 2022. Early adoption is permitted.

•This ASU is not expected to have a material impact on CIT’s consolidated statements and disclosures as the Company has not originated finance leases which required a day-one selling loss at lease commencement.

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

Interest income, non-interest income and net loss of $191.7 million, $27.6 million and $61.8 million, respectively, related to MOB were included in CIT’s Consolidated Statement of Operations for the nine months ended September 30, 2020. The MOB net loss included $44.8 million of MOB day 1 provision for credit losses related to the non-PCD loans. Operating expenses for the nine months ended September 30, 2020 included $49.6 million of merger and integration costs related to MOB. Operations of MOB were fully integrated during 2020.

NOTE 3 — LOANS

Unless otherwise noted, loans held for sale are not included in the amounts presented throughout this note.

Loans by Product (dollars in millions)

	September 30, 2021	December 31, 2020
Commercial Loans	$26,055.9	$27,410.9
Financing Leases and Leverage Leases	2,119.4	2,318.0
Total commercial	28,175.3	29,728.9
Consumer Loans	5,285.7	6,415.7
Total loans	$33,461.0	$36,144.6

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents loans by segment, based on obligor location:

Loans (dollars in millions)

	September 30, 2021			December 31, 2020
	Domestic	International	Total	Domestic	International	Total
Commercial Banking	$25,851.9	$1,365.2	$27,217.1	$27,323.4	$1,313.1	$28,636.5
Consumer Banking(1)	6,243.9	—	6,243.9	7,508.1	—	7,508.1
Total	$32,095.8	$1,365.2	$33,461.0	$34,831.5	$1,313.1	$36,144.6
(1)

The Consumer Banking segment includes certain commercial loans, primarily consisting of a portfolio of Small Business Administration ("SBA") loans and Community Development Lending loans. These loans are excluded from the Consumer loan balances and included in the Commercial loan balances in product related tables in this note.

The following table presents selected components of the net investment in loans:

Components of Net Investment (dollars in millions)

	September 30,	December 31,
	2021	2020
Unearned income	$(353.8)	$(373.9)
Unamortized (discounts) premiums	(284.4)	(434.4)
Net unamortized deferred costs	39.8	35.8

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes commercial loans disaggregated by year of origination and by risk rating, while the consumer loan LTV ratios and FICO scores tables summarize loans by year of origination. These tables reflect the amortized cost basis of the respective commercial and consumer loans. Accrued interest receivable is not reported with the loan’s amortized cost basis and is reported in other assets.

Commercial Loans — Risk Rating by Class(1) (dollars in millions)

	Term Loans by Origination Year							Revolving Loans Converted
Grade	2021	2020	2019	2018	2017	2016 & Prior	Revolving Loans	to Term Loans	Total
September 30, 2021
Commercial Finance
Pass	$4,518.2	$2,426.7	$1,984.6	$1,414.5	$460.9	$943.5	$2,486.0	$60.6	$14,295.0
Special Mention	22.3	69.4	185.8	146.7	3.0	72.4	147.7	0.5	647.8
Classified-accrual	35.7	71.2	237.0	132.7	108.4	184.5	158.8	2.8	931.1
Classified-non-accrual	—	—	1.3	24.4	10.8	112.5	76.3	—	225.3
Total Commercial Finance	4,576.2	2,567.3	2,408.7	1,718.3	583.1	1,312.9	2,868.8	63.9	16,099.2
Real Estate Finance
Pass	457.0	1,112.9	1,824.6	666.9	335.6	797.6	2.8	—	5,197.4
Special Mention	—	87.1	100.3	79.5	58.9	13.3	—	—	339.1
Classified-accrual	—	0.3	411.5	240.7	96.4	82.0	—	—	830.9
Classified-non-accrual	—	—	—	0.2	1.9	61.3	—	—	63.4
Total Real Estate Finance	457.0	1,200.3	2,336.4	987.3	492.8	954.2	2.8	—	6,430.8
Business Capital
Pass	1,437.9	1,263.1	957.1	465.2	154.5	33.0	7.8	—	4,318.6
Special Mention	12.7	25.2	36.9	18.7	10.7	2.9	—	—	107.1
Classified-accrual	21.7	33.3	58.9	31.4	10.2	1.4	—	—	156.9
Classified-non-accrual	2.6	9.5	12.5	10.5	2.9	2.8	—	—	40.8
Total Business Capital	1,474.9	1,331.1	1,065.4	525.8	178.3	40.1	7.8	—	4,623.4
Rail
Pass	—	—	0.6	—	—	63.1	—	—	63.7
Total Rail	—	—	0.6	—	—	63.1	—	—	63.7
Commercial Banking
Pass	6,413.1	4,802.7	4,766.9	2,546.6	951.0	1,837.2	2,496.6	60.6	23,874.7
Special Mention	35.0	181.7	323.0	244.9	72.6	88.6	147.7	0.5	1,094.0
Classified-accrual	57.4	104.8	707.4	404.8	215.0	267.9	158.8	2.8	1,918.9
Classified-non-accrual	2.6	9.5	13.8	35.1	15.6	176.6	76.3	—	329.5
Total Commercial Banking	6,508.1	5,098.7	5,811.1	3,231.4	1,254.2	2,370.3	2,879.4	63.9	27,217.1
Consumer Banking - Consumer and Community Banking (2)
Pass	166.1	274.1	145.3	97.7	47.0	82.0	2.4	—	814.6
Special Mention	—	—	10.0	3.2	4.4	3.7	—	—	21.3
Classified-accrual	—	7.4	27.3	26.9	12.0	16.8	—	—	90.4
Classified-non-accrual	—	—	17.0	3.6	4.2	7.1	—	—	31.9
Total Consumer Banking	166.1	281.5	199.6	131.4	67.6	109.6	2.4	—	958.2
Commercial Loans
Pass	6,579.2	5,076.8	4,912.2	2,644.3	998.0	1,919.2	2,499.0	60.6	24,689.3
Special Mention	35.0	181.7	333.0	248.1	77.0	92.3	147.7	0.5	1,115.3
Classified-accrual	57.4	112.2	734.7	431.7	227.0	284.7	158.8	2.8	2,009.3
Classified-non-accrual	2.6	9.5	30.8	38.7	19.8	183.7	76.3	—	361.4
Total Commercial Loans	$6,674.2	$5,380.2	$6,010.7	$3,362.8	$1,321.8	$2,479.9	$2,881.8	$63.9	$28,175.3

(1), (2)See footnotes below table on the next page.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Commercial Loans — Risk Rating by Class(1) (dollars in millions) (continued)

	Term Loans by Origination Year							Revolving Loans Converted
Grade	2020	2019	2018	2017	2016	2015 & Prior	Revolving Loans	to Term Loans	Total
December 31, 2020
Commercial Finance
Pass	$4,819.9	$2,132.5	$2,000.1	$678.0	$181.1	$745.6	$3,329.4	$61.1	$13,947.7
Special Mention	81.2	206.4	210.8	18.4	30.8	119.9	313.3	2.8	983.6
Classified-accrual	82.4	161.7	49.8	169.2	107.2	183.1	314.2	5.6	1,073.2
Classified-non-accrual	0.5	9.0	53.9	9.6	22.1	60.7	83.6	—	239.4
Total Commercial Finance	4,984.0	2,509.6	2,314.6	875.2	341.2	1,109.3	4,040.5	69.5	16,243.9
Real Estate Finance
Pass	1,075.9	2,089.2	1,212.3	663.5	480.3	493.0	28.1	—	6,042.3
Special Mention	65.9	333.7	126.4	225.5	93.5	46.3	—	—	891.3
Classified-accrual	0.3	184.4	124.2	74.6	78.0	75.8	—	—	537.3
Classified-non-accrual	—	33.3	0.2	15.3	0.2	28.0	6.2	—	83.2
Total Real Estate Finance	1,142.1	2,640.6	1,463.1	978.9	652.0	643.1	34.3	—	7,554.1
Business Capital
Pass	1,678.9	1,371.4	809.5	299.3	106.3	15.6	14.4	0.8	4,296.2
Special Mention	29.6	67.2	42.4	32.4	12.3	0.3	—	—	184.2
Classified-accrual	34.3	80.8	71.5	25.9	11.2	0.9	—	—	224.6
Classified-non-accrual	8.0	33.0	17.1	10.9	2.8	1.0	—	—	72.8
Total Business Capital	1,750.8	1,552.4	940.5	368.5	132.6	17.8	14.4	0.8	4,777.8
Rail
Pass	—	0.8	—	0.1	3.1	56.7	—	—	60.7
Total Rail	—	0.8	—	0.1	3.1	56.7	—	—	60.7
Commercial Banking
Pass	7,574.7	5,593.9	4,021.9	1,640.9	770.8	1,310.9	3,371.9	61.9	24,346.9
Special Mention	176.7	607.3	379.6	276.3	136.6	166.5	313.3	2.8	2,059.1
Classified-accrual	117.0	426.9	245.5	269.7	196.4	259.8	314.2	5.6	1,835.1
Classified-non-accrual	8.5	75.3	71.2	35.8	25.1	89.7	89.8	—	395.4
Total Commercial Banking	7,876.9	6,703.4	4,718.2	2,222.7	1,128.9	1,826.9	4,089.2	70.3	28,636.5
Consumer Banking - Consumer and Community Banking (2)
Pass	507.6	157.1	104.5	62.3	50.0	67.3	0.1	—	948.9
Special Mention	—	13.1	4.3	2.8	2.6	0.9	—	—	23.7
Classified-accrual	21.0	19.3	17.0	11.0	13.8	17.6	0.3	—	100.0
Classified-non-accrual	—	11.8	3.0	3.2	1.0	0.8	—	—	19.8
Total Consumer Banking	528.6	201.3	128.8	79.3	67.4	86.6	0.4	—	1,092.4
Commercial Loans
Pass	8,082.3	5,751.0	4,126.4	1,703.2	820.8	1,378.2	3,372.0	61.9	25,295.8
Special Mention	176.7	620.4	383.9	279.1	139.2	167.4	313.3	2.8	2,082.8
Classified-accrual	138.0	446.2	262.5	280.7	210.2	277.4	314.5	5.6	1,935.1
Classified-non-accrual	8.5	87.1	74.2	39.0	26.1	90.5	89.8	—	415.2
Total Commercial Loans	$8,405.5	$6,904.7	$4,847.0	$2,302.0	$1,196.3	$1,913.5	$4,089.6	$70.3	$29,728.9
(1)	Amortized cost excludes accrued interest receivable of $39.9 million and $48.6 million at September 30, 2021 and December 31, 2020, respectively, which was included in other assets.
(2)	Primarily SBA loans.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table provides a summary of the consumer loan LTV distribution for primarily single-family residential (“SFR”) mortgage loans. The average LTV was 53% and 58% for the total consumer loans included below at September 30, 2021 and December 31, 2020, respectively.

Consumer Loans LTV Distribution(1) (dollars in millions)

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
LTV Range	2021	2020	2019	2018	2017	2016 & Prior	Revolving Loans	to Term Loans	Total
September 30, 2021
Legacy Consumer Mortgages
Greater than 125%	$—	$—	$—	$—	$—	$16.1	$—	$0.1	$16.2
101% – 125%	—	—	—	—	—	22.6	—	0.3	22.9
80% – 100%	—	—	—	—	—	64.5	—	1.1	65.6
Less than 80%	—	—	—	—	—	1,051.1	—	25.5	1,076.6
Government-guaranteed (2)	—	—	—	—	—	19.4	—	—	19.4
No LTV available (3)	—	—	—	—	—	0.1	—	1.2	1.3
Total Legacy Consumer Mortgages	—	—	—	—	—	1,173.8	—	28.2	1,202.0
Consumer and Community Banking
Greater than 125%	—	—	—	—	—	—	—	—	—
101% – 125%	—	—	—	—	—	—	—	—	—
80% – 100%	11.5	—	0.9	0.8	—	0.8	—	—	14.0
Less than 80%	1,247.4	946.0	453.6	226.8	287.7	757.0	25.4	—	3,943.9
Government-guaranteed (2)	—	10.0	22.5	10.3	46.6	13.0	—	—	102.4
No LTV available (3)	—	0.1	0.1	0.1	0.1	1.0	1.3	—	2.7
No LTV required (4)	0.8	2.2	1.0	0.8	0.7	13.0	2.2	—	20.7
Total Consumer and Community Banking	1,259.7	958.3	478.1	238.8	335.1	784.8	28.9	—	4,083.7
Total Consumer Loans	$1,259.7	$958.3	$478.1	$238.8	$335.1	$1,958.6	$28.9	$28.2	$5,285.7

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
LTV Range	2020	2019	2018	2017	2016	2015 & Prior	Revolving Loans	to Term Loans	Total
December 31, 2020
Legacy Consumer Mortgages
Greater than 125%	$—	$—	$—	$—	$—	$37.5	$—	$0.4	$37.9
101% – 125%	—	—	—	—	—	60.5	—	1.1	61.6
80% – 100%	—	—	—	—	—	189.2	—	3.4	192.6
Less than 80%	—	—	—	—	—	1,344.3	—	34.7	1,379.0
Government-guaranteed (2)	—	—	—	—	—	20.8	—	—	20.8
No LTV available (3)	—	—	—	—	—	0.1	—	1.7	1.8
Total Legacy Consumer Mortgages	—	—	—	—	—	1,652.4	—	41.3	1,693.7
Consumer and Community Banking
Greater than 125%	—	—	—	—	—	—	—	—	—
101% – 125%	—	—	—	—	—	—	—	—	—
80% – 100%	21.3	17.1	3.5	—	—	1.7	2.4	—	46.0
Less than 80%	1,328.4	1,022.7	445.8	507.2	380.1	778.8	41.5	—	4,504.5
Government-guaranteed (2)	12.0	33.7	15.7	68.2	9.5	7.8	—	—	146.9
No LTV available (3)	—	—	0.2	0.2	0.2	0.7	1.3	—	2.6
No LTV required (4)	2.0	1.0	1.0	0.6	1.0	13.4	3.0	—	22.0
Total Consumer and Community Banking	1,363.7	1,074.5	466.2	576.2	390.8	802.4	48.2	—	4,722.0
Total Consumer Loans	$1,363.7	$1,074.5	$466.2	$576.2	$390.8	$2,454.8	$48.2	$41.3	$6,415.7
(1)	Amortized cost excludes accrued interest receivable of $13.8 million and $19.0 million at September 30, 2021 and December 31, 2020, respectively, which was included in other assets.
(2)	Represents loans with principal repayments insured by the FHA and U.S. Department of Veterans Affairs (“VA”).
(3)	Represents primarily junior lien loans for which LTV is not available.
(4)	Represents overdrafts, personal lines of credit, unsecured loans and third-party guaranteed loans with servicer recourse option for which LTV is not required.

The following table provides a summary of the most current FICO score distribution for consumer loans by origination year and

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

revolving loans. The average FICO score was 764 and 755 for the total consumer loans included below at September 30, 2021 and December 31, 2020, respectively.

FICO Score Distribution(1) (dollars in millions)

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
Current FICO	2021	2020	2019	2018	2017	2016 & Prior	Revolving Loans	to Term Loans	Total
September 30, 2021
Legacy Consumer Mortgages
Greater than or equal to 730	$—	$—	$—	$—	$—	$607.6	$—	$13.2	$620.8
Greater than or equal to 660 and less than 730	—	—	—	—	—	347.5	—	8.1	355.6
Less than 660	—	—	—	—	—	173.4	—	6.2	179.6
Government-guaranteed (2)	—	—	—	—	—	19.4	—	—	19.4
No FICO score available (3)	—	—	—	—	—	25.9	—	0.7	26.6
FICO score not required (4)	—	—	—	—	—	—	—	—	—
Total Legacy Consumer Mortgages	—	—	—	—	—	1,173.8	—	28.2	1,202.0
Consumer and Community Banking
Greater than or equal to 730	1,068.6	810.8	392.2	188.1	260.4	614.0	19.3	—	3,353.4
Greater than or equal to 660 and less than 730	182.2	122.8	58.9	33.0	22.4	101.2	6.2	—	526.7
Less than 660	8.1	12.3	3.7	5.6	4.8	30.4	2.8	—	67.7
Government-guaranteed (2)	—	10.0	22.5	10.3	46.6	13.0	—	—	102.4
No FICO score available (3)	—	0.2	—	1.0	0.2	13.6	0.2	—	15.2
FICO score not required (4)	0.8	2.2	0.8	0.8	0.7	12.6	0.4	—	18.3
Total Consumer and Community Banking	1,259.7	958.3	478.1	238.8	335.1	784.8	28.9	—	4,083.7
Total Consumer Loans	$1,259.7	$958.3	$478.1	$238.8	$335.1	$1,958.6	$28.9	$28.2	$5,285.7

	Term Loans Amortized Cost Basis by Origination Year							Revolving Loans Converted
Current FICO	2020	2019	2018	2017	2016	2015 & Prior	Revolving Loans	to Term Loans	Total
December 31, 2020
Legacy Consumer Mortgages
Greater than or equal to 730	$—	$—	$—	$—	$—	$729.1	$—	$17.9	$747.0
Greater than or equal to 660 and less than 730	—	—	—	—	—	499.3	—	13.0	512.3
Less than 660	—	—	—	—	—	369.4	—	9.4	378.8
Government-guaranteed (2)	—	—	—	—	—	20.8	—	—	20.8
No FICO score available (3)	—	—	—	—	—	33.8	—	1.0	34.8
Total Legacy Consumer Mortgages	—	—	—	—	—	1,652.4	—	41.3	1,693.7
Consumer and Community Banking
Greater than or equal to 730	1,152.3	923.7	372.3	453.5	339.7	596.7	34.2	—	3,872.4
Greater than or equal to 660 and less than 730	186.3	104.7	68.7	46.3	34.5	125.6	10.0	—	576.1
Less than 660	11.0	11.2	8.4	7.3	5.5	40.8	3.1	—	87.3
Government-guaranteed (2)	12.0	33.7	15.7	68.2	9.5	7.8	—	—	146.9
No FICO score available (3)	0.1	0.5	0.1	0.3	0.6	18.2	0.2	—	20.0
FICO score not required (4)	2.0	0.7	1.0	0.6	1.0	13.3	0.7	—	19.3
Total Consumer and Community Banking	1,363.7	1,074.5	466.2	576.2	390.8	802.4	48.2	—	4,722.0
Total Consumer Loans	$1,363.7	$1,074.5	$466.2	$576.2	$390.8	$2,454.8	$48.2	$41.3	$6,415.7
(1)	Amortized cost excludes accrued interest receivable. See footnote 1 to the LTV table above.
(2)	Represents loans with principal repayments insured by the FHA and VA.
(3)	Represents loans with no FICO score available due to borrower bankruptcy or limited credit history.
(4)	FICO sores not required for these overdrafts, personal lines of credit or third-party guaranteed loans with servicer recourse option.

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

The table that follows presents portfolio delinquency status, regardless of accrual or non-accrual classification:

Loans - Delinquency Status (dollars in millions)

	Past Due			Total
	30-59	60-89	90 or more	Past Due	Current	Total
September 30, 2021
Commercial Banking
Commercial Finance	$37.2	$8.9	$29.8	$75.9	$16,023.3	$16,099.2
Real Estate Finance	0.2	10.6	9.2	20.0	6,410.8	6,430.8
Business Capital	58.5	26.4	17.3	102.2	4,521.2	4,623.4
Rail	—	—	—	—	63.7	63.7
Total Commercial Banking	95.9	45.9	56.3	198.1	27,019.0	27,217.1
Consumer Banking
Legacy Consumer Mortgage	24.1	4.7	25.2	54.0	1,148.1	1,202.1
Consumer and Community Banking	42.7	26.7	20.2	89.6	4,952.2	5,041.8
Total Consumer Banking	66.8	31.4	45.4	143.6	6,100.3	6,243.9
Total	$162.7	$77.3	$101.7	$341.7	$33,119.3	$33,461.0
December 31, 2020
Commercial Banking
Commercial Finance	$59.9	$2.8	$122.0	$184.7	$16,059.2	$16,243.9
Real Estate Finance	71.7	38.3	82.4	192.4	7,361.7	7,554.1
Business Capital	113.6	40.2	16.6	170.4	4,607.4	4,777.8
Rail	—	—	—	—	60.7	60.7
Total Commercial Banking	245.2	81.3	221.0	547.5	28,089.0	28,636.5
Consumer Banking
Legacy Consumer Mortgage	61.0	17.6	79.7	158.3	1,535.5	1,693.8
Consumer and Community Banking	173.1	10.6	34.0	217.7	5,596.6	5,814.3
Total Consumer Banking	234.1	28.2	113.7	376.0	7,132.1	7,508.1
Total	$479.3	$109.5	$334.7	$923.5	$35,221.1	$36,144.6

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

Loans on Non-Accrual Status (dollars in millions) (1)

	September 30, 2021		December 31, 2020
	Non-Accrual Loans	With No Allowance Recorded(2)	Non-Accrual Loans	With No Allowance Recorded(2)
Commercial Banking
Commercial Finance(3)	$225.3	$13.4	$239.4	$8.0
Business Capital	40.8	3.1	72.8	1.5
Real Estate Finance	63.4	2.6	83.2	16.0
Total Commercial Banking	329.5	19.1	395.4	25.5
Consumer Banking
Consumer and Community Banking	52.1	29.5	53.4	38.2
Legacy Consumer Mortgages	23.3	5.9	139.3	30.0
Total Consumer Banking	75.4	35.4	192.7	68.2
Total	$404.9	$54.5	$588.1	$93.7
Repossessed assets and OREO(4)	10.5		7.9
Total non-performing assets	$415.4		$596.0

Commercial loans past due 90 days or more accruing	$14.7		$92.5
Consumer loans past due 90 days or more accruing(5)	13.2		11.3
Total accruing loans past due 90 days or more	$27.9		$103.8
(1)

Accrued interest that was reversed when the loan went to non-accrual status was $0.5 million and $1.1 million for the quarters ended September 30, 2021 and 2020, respectively, and $2.8 million and $6.0 million for the nine months ended September 30, 2021 and 2020, respectively.

(2)	Includes loans that have been charged-off to their net realizable value and loans where the collateral or enterprise value exceeds the expected pay off value.
(3)

Factored receivables within our Commercial Finance division do not accrue interest and therefore are not considered within non-accrual loan balances; however factored receivables are considered for credit provisioning purposes.

(4)	Balances consist mostly of single-family residential OREO.
(5)	Consists of loans guaranteed by government agencies.

Payments received on non-accrual loans are generally applied first against outstanding principal, though in certain instances where the remaining recorded investment is deemed fully collectible, interest income is recognized on a cash basis. Interest recorded on non-accrual loans was $0.5 million and $6.9 million for the quarters ended September 30, 2021 and 2020, respectively, and $1.9 million and $8.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Loans are in the process of foreclosure when repayment is expected to be provided substantially through the sale of the underlying real estate and the borrower is experiencing financial difficulty. The table below summarizes the residential mortgage loans in the process of foreclosure. Consistent with the government agency guidance, CIT suspended residential property foreclosures and evictions through July 31, 2021 related to single family homeowners due to the COVID-19 pandemic.

Loans in Process of Foreclosure (dollars in millions)

	September 30,	December 31,
	2021	2020
Loans in process of foreclosure	$11.8	$22.9

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents recorded investment of TDRs, excluding those within a trial modification period of $0.1 million at September 30, 2021 and $4.5 million at December 31, 2020:

TDRs (dollars in millions)

	September 30, 2021		December 31, 2020
	Recorded Investment	% Total TDR	Recorded Investment	% Total TDR
Commercial Banking	$96.1	74%	$109.8	82%
Consumer Banking	33.4	26%	24.6	18%
Total	$129.5	100%	$134.4	100%
Percent non-accrual	51%		73%

Modifications that are TDRs (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Recorded investment related to modifications qualifying as TDRs that occurred during the periods	$31.3	$10.0	$48.8	$62.4
Recorded investment at the time of default of TDRs that experienced a payment default (payment default is one missed payment) during the periods and for which the payment default occurred within one year of the modification	$2.9	$13.6	12.9	19.9

There were $9.3 million and $28.3 million of commitments to lend additional funds to borrowers whose loan terms have been modified in TDRs as of September 30, 2021 and December 31, 2020, respectively.

Modifications qualifying as TDRs based upon recorded investment at September 30, 2021, were comprised of payment deferrals (55%) and covenant relief and/or other (45%). At December 31, 2020, TDR recorded investment was comprised of payment deferrals (40%) and covenant relief and/or other (60%). The financial impact of the various modification strategies that the Company employs in response to borrower difficulties is presented below. The overall nature of modification programs were comparable in the prior periods.

▪

Payment deferrals result in lower net present value of cash flows, if not accompanied by additional interest or fees, and increased provision for credit losses to the extent applicable. The financial impact of these modifications was not significant given the moderate length of deferral periods.

▪

Interest rate reductions result in lower amounts of interest being charged to the customer but are a relatively small part of the Company’s restructuring programs. The weighted average change in interest rates for all TDRs occurring during the quarters ended September 30, 2021 and 2020 were not significant.

▪

Debt forgiveness, or the reduction in amount owed by borrower, results in incremental provision for credit losses, in the form of higher charge-offs. While these types of modifications have the greatest individual impact on the allowance, the amounts of principal forgiveness for TDRs occurring during quarters ended September 30, 2021 and 2020 was not significant, as debt forgiveness is a relatively small component of the Company’s modification programs.

The other elements of the Company’s modification programs that are not TDRs do not have a significant impact on financial results given their relative size or do not have a direct financial impact, as in the case of covenant changes.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4 — ALLOWANCE FOR CREDIT LOSSES

The ACL and the allowance for off-balance sheet credit exposures are reported on the Condensed Consolidated Balance Sheets in the allowance for credit losses and in other liabilities, respectively. Provision for credit losses related to the loan portfolio and the off-balance sheet credit exposures are reported in the Consolidated Statements of Operations as provision for credit losses.

Allowance for Credit Losses and Recorded Investment in Loans (dollars in millions)

	Quarter Ended September 30, 2021			Quarter Ended September 30, 2020
	Commercial Banking	Consumer Banking	Total	Commercial Banking	Consumer Banking	Total
Balance - beginning of period	$743.4	$107.2	$850.6	$1,020.1	$182.6	$1,202.7
Provision for credit losses(1)	(49.3)	(17.8)	(67.1)	87.9	(24.6)	63.3
Other(2)	11.7	0.2	11.9	7.1	(0.9)	6.2
Gross charge-offs	(15.3)	(1.1)	(16.4)	(77.2)	(1.0)	(78.2)
Recoveries	10.7	0.7	11.4	11.4	0.8	12.2
Balance - end of period	$701.2	$89.2	$790.4	$1,049.3	$156.9	$1,206.2

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
Balance - beginning of period	$933.7	$130.1	$1,063.8	$460.4	$22.2	$482.6
CECL adoption(3)	-	-	-	74.7	148.9	223.6
Provision for credit losses(1)	(220.6)	(36.1)	(256.7)	811.5	(10.7)	800.8
Initial ACL recognized on PCD assets(4)	-	-	-	18.8	1.4	20.2
Other(2)	28.2	(0.5)	27.7	(28.6)	(3.0)	(31.6)
Gross charge-offs(4)	(86.2)	(6.5)	(92.7)	(331.0)	(3.7)	(334.7)
Recoveries	46.1	2.2	48.3	43.5	1.8	45.3
Balance - end of period	$701.2	$89.2	$790.4	$1,049.3	$156.9	$1,206.2

	September 30, 2021			December 31, 2020
	Commercial Banking	Consumer Banking	Total	Commercial Banking	Consumer Banking	Total
Allowance Balance
Loans individually evaluated for impairment	$68.2	$4.1	$72.3	$100.8	$5.5	$106.3
Loans collectively evaluated for impairment	633.0	85.1	718.1	832.9	124.6	957.5
Allowance for credit losses	$701.2	$89.2	$790.4	$933.7	$130.1	$1,063.8
Allowance for off-balance sheet credit exposures	$48.6	$1.5	$50.1	$76.8	$1.5	$78.3
Loans
Loans individually evaluated for impairment	$289.1	$53.1	$342.2	$346.3	$86.4	$432.7
Loans collectively evaluated for impairment	26,928.0	6,190.8	33,118.8	28,290.2	7,421.7	35,711.9
Ending balance	$27,217.1	$6,243.9	$33,461.0	$28,636.5	$7,508.1	$36,144.6
Percent of loans to total loans	81.3%	18.7%	100.0%	79.2%	20.8%	100.0%
(1)

Included in the provision for credit losses was $(11.7) million and $(6.4) million for the quarters ended September 30, 2021 and 2020, respectively, and $(28.2) million and $29.9 million for the nine months ended September 30, 2021 and 2020, respectively, related to off-balance sheet credit exposures, which is not part of the ACL and is offset in the “Other” line.

(2)

“Other” primarily includes provision changes related to off balance sheet credit exposures, which represents credit cost related to unfunded financing commitments, deferred purchase agreements (“DPA’s”), and letters of credit. The allowance related to this exposure is included in other liabilities.

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

The ACL was $790.4 million as of September 30, 2021, compared to $1,063.8 million at December 31, 2020. The lower ACL balance drove a benefit for credit losses of $(67.1) million and $(256.7) million for the quarter and nine months ended September 30, 2021, respectively, compared to a provision of $63.3 million and $800.8 million for the quarter and nine months ended September 30, 2020, respectively. The allowance for off-balance sheet credit exposures decreased from $78.3 million at December 31, 2020 to $50.1 million at September 30, 2021.

Changes in the ACL and allowance for off-balance sheet credit exposures compared to the prior year periods reflect lower loan balances and off-balance sheet credit exposures, as well as an improvement in the macroeconomic scenario forecasts and credit loss trends. The year-ago ACL and provision reflected the estimated impact of the COVID-19 pandemic on the economy and market environment across our portfolio, along with the adoption of the CECL standard and the impact of the MOB Acquisition on January 1, 2020.

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

Supplemental Lease Balance Sheet Information (dollars in millions)

	September 30,	December 31,
	2021	2020
ROU assets	$252.7	$198.8
Lease liabilities	288.4	249.9

Supplemental Cash Flow Information (dollars in millions)

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$37.4	$42.6
ROU assets obtained in exchange for new lease liabilities	68.9	16.4

A 15-year lease commenced in April 2021 for office space in Morristown, NJ, which is primarily occupied by corporate functional staff.  At September 30, 2021, ROU assets and lease liabilities for the lease are $71.9 and $61.7 million, respectively.

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

Our Rail operating leases typically do not include purchase options. Many of our finance leases, and other equipment operating leases, offer the lessee the option to purchase the equipment at fair market value or for a nominal fixed purchase option, and many of the leases that do not have a nominal purchase option include renewal provisions resulting in some leases continuing beyond initial contractual term. Our leases typically do not include early termination options; and continued rent payments are due if leased equipment is not returned at the end of the lease.

The table that follows presents lease income related to the Company’s operating and finance leases:

Lease Income (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease income – Operating leases	$173.9	$191.4	$530.5	$578.2
Variable lease income – Operating leases (1)	12.3	9.9	38.6	33.8
Rental income on operating leases	186.2	201.3	569.1	612.0
Interest income - Sales type and direct financing leases	39.5	44.3	125.9	127.5
Variable lease income included in Other non-interest income (2)	10.4	9.9	31.7	31.7
Leveraged lease income	3.7	3.1	10.5	8.3
Total lease income	$239.8	$258.6	$737.2	$779.5

(1)     Primarily includes per diem railcar operating lease rental income earned on a time or mileage usage basis.

(2)     Includes revenue related to insurance coverage on Business Capital leased equipment of $6.8 million and $5.9 million for the quarters ended September 30, 2021 and 2020, respectively, and $20.1 million and $18.3 million for the nine months ended September 30, 2021 and 2020, respectively, as well as revenue related to leased equipment property tax reimbursements due from customers of $3.5 million and $4.0 million for the quarters ended September 30, 2021 and 2020, respectively, and $11.5 million and $13.4 million for the nine months ended September 30, 2021 and 2020.

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

Carrying Value of Investment Securities (dollars in millions)

	September 30,	December 31,
	2021	2020
Available-for-sale securities
Debt securities	$5,561.1	$6,673.5
Non-marketable securities(1)	214.1	215.5
Total investment securities	$5,775.2	$6,889.0
(1)

Non-marketable securities include restricted stock of the FRB and FHLB carried at cost of $164.8 million and $181.7 million at September 30, 2021 and December 31, 2020, respectively. The remaining non-marketable securities without readily determinable fair values measured under the measurement exception totaled $49.3 million and $33.8 million at September 30, 2021 and December 31, 2020, respectively.

Accrued interest receivable on debt securities totaled $7.6 million and $13.7 million as of September 30, 2021 and December 31, 2020, respectively, and were included in other assets.

The Company had $4.4 billion and $3.8 billion of interest-bearing cash at banks at September 30, 2021 and December 31, 2020, respectively, which are cash and cash equivalents and presented separately on the Consolidated Balance Sheet.

The following table presents interest and dividends on investments and interest-bearing cash.

Interest and Dividend Income (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income - debt securities(1)	$15.0	$24.0	$50.9	$90.1
Interest income - interest-bearing cash	2.0	2.1	4.8	9.5
Dividends - equity securities	0.9	1.4	3.7	3.6
Total interest and dividends	$17.9	$27.5	$59.4	$103.2

(1)	Includes interest income on securities purchased under agreement to resell and insignificant amounts of non-taxable interest income.

The following table presents proceeds from sales of debt securities AFS and realized gains (losses) included in earnings at the time of sales. The nine months ended September 30, 2021 included the impact of management’s strategic decision to monetize gains on certain AFS securities (primarily mortgage-backed securities (“MBS”) previously included in accumulated other comprehensive income (“AOCI”). See Changes in Accumulated Other Comprehensive Income (Loss) by Component table in Note 11 – Stockholders’ Equity.

Realized Gains (Losses) and Proceeds from Sales of Debt Securities AFS (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Proceeds from sales of debt securities AFS	$271.4	$314.2	$2,891.2	$2,776.1
Gross realized gains	$5.5	$8.4	$113.8	$30.5
Gross realized losses	—	(0.2)	(0.5)	(1.9)
Net realized gains on sales of debt securities AFS	$5.5	$8.2	$113.3	$28.6

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents amortized cost and fair value of securities AFS.

Amortized Cost and Fair Value (dollars in millions)

	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency – Residential	$1,596.6	$0.5	$(21.6)	$1,575.5
U.S. government/sponsored agency – Commercial	1,742.2	—	(28.6)	1,713.6
U.S. government/sponsored agency obligations	1,509.9	—	(22.8)	1,487.1
U.S. Treasury securities	506.3	—	(17.8)	488.5
Supranational securities	309.9	—	(13.5)	296.4
Total debt securities AFS	$5,664.9	$0.5	$(104.3)	$5,561.1

December 31, 2020
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency – Residential	$2,503.4	$76.5	$(0.1)	$2,579.8
U.S. government/sponsored agency – Commercial	1,725.0	56.3	(0.5)	1,780.8
U.S. government/sponsored agency obligations	1,474.2	0.5	(3.9)	1,470.8
U.S. Treasury securities	505.9	—	(3.2)	502.7
Supranational securities	330.2	0.2	(2.9)	327.5
Agency asset-backed securities	1.5	0.1	—	1.6
Corporate bonds - foreign	10.3	—	—	10.3
Total debt securities AFS	$6,550.5	$133.6	$(10.6)	$6,673.5
(1)	The amortized cost is net of the ACL. There was no ACL relating to debt securities as of September 30, 2021 and December 31, 2020.

The following table presents the debt securities AFS by contractual maturity dates.

Maturities - Debt Securities AFS (dollars in millions)

	September 30, 2021
	Amortized Cost	Fair Value	Weighted Average Yield
Mortgage-backed securities — U.S. government/sponsored agency – Residential
After 5 through 10 years	$0.1	$0.1	5.21%
After 10 years	1,596.5	1,575.4	1.68%
Total	1,596.6	1,575.5	1.68%
Mortgage-backed securities — U.S. government/sponsored agency – Commercial
After 5 through 10 years	31.2	30.1	1.12%
After 10 years	1,711.0	1,683.5	1.45%
Total	1,742.2	1,713.6	1.45%
U.S. government/sponsored agency obligations
After 1 through 5 years	532.5	528.0	0.66%
After 5 through 10 years	977.4	959.1	1.13%
Total	1,509.9	1,487.1	0.96%
U.S. Treasury securities
1 year or less	13.0	13.1	0.23%
After 1 through 5 years	99.9	98.1	0.27%
After 5 through 10 years	393.4	377.3	0.50%
Total	506.3	488.5	0.45%
Supranational securities
1 year or less	—	—	0.00%
After 1 through 5 years	56.9	56.2	0.47%
After 5 through 10 years	253.0	240.2	0.85%
Total	309.9	296.4	0.78%
Total debt securities AFS	$5,664.9	$5,561.1	1.26%

At September 30, 2021 and

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

Gross Unrealized Loss (dollars in millions)

	September 30, 2021
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency - Residential	$1,511.3	$(21.6)	$—	$—
U.S. government/sponsored agency - Commercial	1,594.1	(26.9)	42.2	(1.7)
U.S. government/sponsored agency obligations	1,324.7	(21.7)	87.4	(1.1)
U.S. Treasury securities	434.1	(15.7)	47.8	(2.1)
Supranational securities	187.5	(8.0)	108.8	(5.5)
Total debt securities AFS	$5,051.7	$(93.9)	$286.2	$(10.4)

	December 31, 2020
	Less than 12 months		12 months or greater
	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities AFS
Mortgage-backed securities
U.S. government/sponsored agency - Residential	$39.3	$(0.1)	$—	$—
U.S. government/sponsored agency - Commercial	267.3	(0.5)	—	—
U.S. government/sponsored agency obligations	628.5	(3.9)	—	—
U.S. Treasury securities	489.9	(3.2)	—	—
Supranational securities	245.4	(2.9)	—	—
Total debt securities AFS	$1,670.4	$(10.6)	$—	$—

Impairment of Investment Securities

There were no impairment losses on debt securities AFS for the quarter ended September 30, 2021. There was a $0.4 million impairment loss on debt securities AFS for the nine months ended September 30, 2021. There were no impairment losses recognized for the quarter and nine months ended September 30, 2020.

There were insignificant adjustments for non-marketable securities without readily determinable fair values for the quarter and nine months ended September 30, 2021, and no adjustments for the quarter and nine months ended September 30, 2020.

There was no ACL relating to investment securities as of September 30, 2021 and December 31, 2020, primarily due to the high proportion of U.S. government guaranteed securities in the portfolio.

There were insignificant unrealized gains and losses on non-marketable securities as of September 30, 2021 and December 31, 2020.

Pledged Securities

Securities with a carrying value of $136.2 million and $1,926.2 million were pledged as of September 30, 2021 and December 31, 2020, respectively, to secure FHLB financing availability and mortgage programs, public funds in CIT Bank, derivative contracts, and for other purposes as required or permitted by law.

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

Consolidated VIEs

At September 30, 2021 and December 31, 2020, there were no consolidated VIEs.

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

Unconsolidated VIEs Carrying Value (dollars in millions)

	September 30, 2021		December 31, 2020
	Securities	Other Investments	Securities	Other Investments
Agency securities	$3,289.1	$—	$4,362.2	$—
Tax credit equity investments	—	366.6	—	311.5
Equity investments	—	146.6	—	111.9
Total assets	$3,289.1	$513.2	$4,362.2	$423.4
Commitments to tax credit investments(1)	$—	$195.7	$—	$168.3
Total liabilities	$—	$195.7	$—	$168.3
Maximum loss exposure	$3,289.1	$513.2	$4,362.2	$423.4
(1)

Represents commitments to invest in affordable housing investments, and other investments qualifying for community reinvestment tax credits. These commitments are payable on demand and are recorded in other liabilities.

NOTE 8 — BORROWINGS

The following table presents the carrying value of outstanding borrowings.

Borrowings (dollars in millions)

	September 30, 2021			December 31, 2020
	CIT Group Inc.	Subsidiaries	Total	Total
Unsecured borrowings:
Senior	$3,427.0	$313.3	$3,740.3	$4,236.3
Subordinated notes	495.3	—	495.3	494.9
Secured borrowings:
FHLB advances	—	—	—	1,100.0
Other secured and structured financings	—	12.0	12.0	6.1
Total borrowings	$3,922.3	$325.3	$4,247.6	$5,837.3

Unsecured Borrowings

Revolving Credit Facility

The Revolving Credit Facility had a total commitment amount of $300 million at September 30, 2021 and December 31, 2020, consisting of a $200 million revolving loan tranche and a $100 million revolving loan tranche that could also be utilized for issuance of letters of credit. At September 30, 2021, the Revolving Credit Facility had a Tier 1 capital ratio requirement of 8.5%, and applicable margin charged under the facility of 1.75% for loans indexed to LIBOR and 0.75% for loans related to other indexes, as defined in the credit agreement.

At September 30, 2021, the Revolving Credit Facility was unsecured and guaranteed by three of the Company’s domestic operating subsidiaries. In addition, the applicable required minimum guarantor asset coverage ratio could range from 1.0:1.0 to 1.5:1.0 based on CIT’s credit ratings and was 1.25:1.00 at September 30, 2021.

The facility matured on November 1, 2021 and was not renewed.

Senior Unsecured Notes

On February 9, 2021, the Company redeemed all of the aggregate principal amount ($500 million) of outstanding 4.125% Senior Notes due March 2021 at par. There were no other significant changes from December 31, 2020. See Note 10 – Borrowings in the 2020 Form 10-K.

Subordinated Unsecured Notes

The principal amounts and maturity dates of the subordinated unsecured notes remained unchanged from December 31, 2020. See Note 10 – Borrowings in the 2020 Form 10-K.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Secured Borrowings

At September 30, 2021, the Company had pledged $11.9 billion of assets to several financing facilities (including collateral for the FRB discount window that is currently not drawn) which included $11.9 billion of loans and $28 million of cash. Under the FHLB Facility, CIT Bank, N.A. may at any time grant a security interest in, sell, convey or otherwise dispose of any of the assets used for collateral, provided that CIT Bank, N.A. is in compliance with the collateral maintenance requirement immediately following such disposition and all other requirements of the facility at the time of such disposition.

FHLB Advances

The following table presents the FHLB balances as of September 30, 2021 and December 31, 2020.

FHLB Balances (dollars in millions)

	September 30,	December 31,
	2021	2020
Total borrowing capacity	$5,391.4	$7,175.3
Less:
Advances	—	(1,100.0)
Available capacity	$5,391.4	$6,075.3
Pledged assets (1)	$7,023.0	$8,868.0
Weighted Average Rate	N/A	0.82%
(1)	There were no pledged HQL securities at September 30, 2021. December 31, 2020 pledged assets included $1,784.4 million of HQL securities.

Other Secured and Structured Financings

Other secured (other than FHLB) and structured financings of CIT-owned subsidiaries totaled $12.0 million and $6.1 million at September 30, 2021 and December 31, 2020, respectively. Pledged assets related to these financings, primarily the ABL facility, totaled $2,478.0 million and $2,486.4 million at September 30, 2021 and December 31, 2020, respectively. The outstanding secured and structured financings as of September 30, 2021 had a weighted average rate of 4.33%, compared to a weighted average rate of 4.39% at December 31, 2020.

FRB

There were no outstanding borrowings from the FRB Discount Window at September 30, 2021 and December 31, 2020.

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

The following table presents notional amount and fair value of derivative financial instruments on a gross basis.

Notional Amount and Fair Value of Derivative Financial Instruments (dollars in millions)

	September 30, 2021			December 31, 2020
	Notional Amount	Asset Fair Value	Liability Fair Value	Notional Amount	Asset Fair Value	Liability Fair Value
Derivatives designated as hedging instruments (Qualifying hedges)
Foreign exchange contracts	$2.6	$—	$—	$33.9	$—	$(0.3)
Interest rate contracts(1)(3)	—	—	—	500.0	—	—
Total derivatives designated as hedging instruments	2.6	—	—	533.9	—	(0.3)
Derivatives not designated as hedging instruments (Non-qualifying hedges)
Interest rate contracts(1)(3)	20,948.6	263.9	(74.7)	21,192.9	429.6	(72.2)
Foreign exchange contracts	205.9	4.5	(2.6)	247.8	1.7	(6.0)
Other contracts(2)	909.5	0.1	(0.6)	875.8	0.3	(0.7)
Total derivatives not designated as hedging instruments	22,064.0	268.5	(77.9)	22,316.5	431.6	(78.9)
Gross derivatives fair values presented in the Consolidated Balance Sheets	$22,066.6	$268.5	$(77.9)	$22,850.4	$431.6	$(79.2)
Less: Gross amounts offset in the Consolidated Balance Sheets		—	—		—	—
Net amount presented in the Consolidated Balance Sheet		268.5	(77.9)		431.6	(79.2)
Less: Amounts subject to master netting agreements(4)		(10.8)	10.8		(4.7)	4.7
Less: Cash collateral pledged (received) subject to master netting agreements(5)		(0.9)	18.3		—	42.9
Total net derivative fair value		$256.8	$(48.8)		$426.9	$(31.6)
(1)	Fair value balances include accrued interest.
(2)	Other derivative contracts not designated as hedging instruments include risk participation agreements.
(3)

The Company accounts for swap contracts cleared by the Chicago Mercantile Exchange and LCH Clearnet as “settled-to-market”. As a result, variation margin payments are characterized as settlement of the derivative exposure and variation margin balances are netted against the corresponding derivative mark-to-market balances. Gross amounts of recognized assets and liabilities were lowered by $45.5 million and $198.8 million, respectively at September 30, 2021 and $20.5 million and $339.9 million, respectively at December 31, 2020.

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

Qualifying Hedges

CIT enters into interest rate swap agreements to manage interest rate exposure on its fixed-rate borrowings. The agreements that qualify for hedge accounting are designated as fair value hedges. The following table represents gains (losses) of fair value hedges recognized as interest expense.

Gains (Losses) on Qualifying Hedges (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Recognized on derivatives(1)	$—	$(2.3)	$(1.1)	$2.6
Recognized on hedged item	—	2.3	1.1	(2.6)
Net recognized on fair value hedges (no ineffectiveness)	$—	$—	$—	$—

(1) Gains (losses) exclude amounts related to interest settlements on derivatives.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the carrying value of hedged items and associated cumulative hedging adjustment related to fair value hedges.

Cumulative Fair Value Hedging Adjustments (dollars in millions)

		Cumulative Fair Value Hedging Adjustment Included in the Carrying Value of Hedged Items
	Carrying Value of Hedged Items(1)	Currently Designated	No Longer Designated
September 30, 2021
Long-term Debt	$784.4	$—	$1.4
December 31, 2020
Long-term Debt	$1,534.4	$1.1	$1.8

(1)	Carrying value includes $784.4 million and $1,033.9 million of carrying value of hedged items no longer designated as of September 30, 2021 and December 31, 2020, respectively.

The following table presents the pre-tax net gains (losses) recorded in the condensed consolidated statements of operations and in the condensed consolidated statements of comprehensive income (loss) relating to derivatives designated as net investment hedges.

Pre-tax Net Gains (Losses) Relating to Derivatives Designated as Net Investment Hedges (dollars in millions)

		Amounts
	Amounts	Recorded in Other
	Reclassified from	Comprehensive	Total Change in
	AOCI to Income	Income (Loss)	AOCI for Period
Contract Type
Quarter Ended September 30, 2021
Foreign currency forward contracts - net investment hedges	$13.5	$0.2	$13.7
Quarter Ended September 30, 2020
Foreign currency forward contracts - net investment hedges	$—	$(1.6)	$(1.6)
Nine Months Ended September 30, 2021
Foreign currency forward contracts - net investment hedges	$13.5	$(0.3)	$13.2
Nine Months Ended September 30, 2020
Foreign currency forward contracts - net investment hedges	$—	$(1.1)	$(1.1)

Non-Qualifying Hedges

The following table presents gains (losses) of non-qualifying hedges recognized as other non-interest income.

Gains (Losses) on Non-Qualifying Hedges (dollars in millions)

	Quarters Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest rate contracts	$3.1	$5.1	$11.3	$11.7
Foreign currency forward contracts	2.1	(6.1)	3.4	(3.7)
Other contracts	—	0.2	(0.1)	(0.7)
Total non-qualifying hedges - income statement impact	$5.2	$(0.8)	$14.6	$7.3

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table summarizes the Company’s assets and liabilities measured at estimated fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (dollars in millions)

	Total	Level 1	Level 2	Level 3
September 30, 2021
Assets
U.S. government/sponsored agency – Residential MBS	$1,575.5	$—	$1,575.5	$—
U.S. government/sponsored agency – Commercial MBS	1,713.6	—	1,713.6	—
U.S. government/sponsored agency obligations	1,487.1	—	1,487.1	—
U.S. Treasury securities	488.5	8.1	480.4	—
Supranational securities	296.4	—	296.4	—
Total debt securities AFS	5,561.1	8.1	5,553.0	—

Interest rate contracts — non-qualifying hedges	263.9	—	263.7	0.2
Other derivative — non-qualifying hedges	4.6	—	4.4	0.2
Total derivative assets at fair value — non-qualifying hedges(1)	268.5	—	268.1	0.4
Foreign currency forward contracts — net investment qualifying hedges	—	—	—	—
Total derivative assets at fair value — qualifying hedges	—	—	—	—
Total	$5,829.6	$8.1	$5,821.1	$0.4
Liabilities
Interest rate contracts — non-qualifying hedges	$(74.7)	$—	$(74.7)	$—
Other derivative— non-qualifying hedges	(3.2)	—	(2.6)	(0.6)
Total derivative liabilities at fair value — non-qualifying hedges(1)	(77.9)	—	(77.3)	(0.6)
Foreign currency forward contracts — net investment qualifying hedges	—	—	—	—
Total derivative liabilities at fair value — qualifying hedges	—	—	—	—
Total	$(77.9)	$—	$(77.3)	$(0.6)
December 31, 2020
Assets
U.S. government/sponsored agency – Residential MBS	$2,579.8	$—	$2,579.8	$—
U.S. government/sponsored agency – Commercial MBS	1,780.8	—	1,780.8	—
U.S. government/sponsored agency obligations	1,470.8	—	1,470.8	—
U.S. Treasury securities	502.7	7.8	494.9	—
Supranational securities	327.5	—	327.5	—
Other securities	11.9	—	1.6	10.3
Total debt securities AFS	6,673.5	7.8	6,655.4	10.3

Interest rate contracts — non-qualifying hedges	429.6	—	428.1	1.5
Other derivative — non-qualifying hedges	2.0	—	1.7	0.3
Total derivative assets at fair value — non-qualifying hedges(1)	431.6	—	429.8	1.8
Total	$7,105.1	$7.8	$7,085.2	$12.1
Liabilities
Interest rate contracts — non-qualifying hedges	$(72.2)	$—	$(72.2)	$—
Other derivative— non-qualifying hedges	(6.7)	—	(6.0)	(0.7)
Total derivative liabilities at fair value — non-qualifying hedges(1)	(78.9)	—	(78.2)	(0.7)
Foreign currency forward contracts — net investment qualifying hedges	(0.3)	—	(0.3)	—
Total derivative liabilities at fair value — qualifying hedges	(0.3)	—	(0.3)	—
Total	$(79.2)	$—	$(78.5)	$(0.7)
(1)	Derivative fair values include accrued interest.

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

Derivative Assets and Liabilities — Derivatives were valued using models that incorporate inputs depending on the type of derivative. Other than the fair value of credit derivatives, which were estimated using Level 3 inputs, most derivative instruments were valued using Level 2 inputs based on quoted prices for similar assets and liabilities and model-based valuation techniques for which all significant assumptions are observable in the market. See Note 9 — Derivative Financial Instruments for notional principal amounts and fair values.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables summarize information about significant unobservable inputs related to the Company’s categories of Level 3 financial assets and liabilities measured on a recurring basis.

Quantitative Information about Level 3 Fair Value Measurements — Recurring (dollars in millions)

Financial Instrument	Estimated Fair Value	Valuation Technique(s)	Significant Unobservable Inputs	Range of Inputs	Weighted Average
September 30, 2021
Assets
Derivative assets — non qualifying	$0.4	Internal valuation model	Borrower Rate	1.8% - 4.1%	2.7%
Total Assets	$0.4
Liabilities
Derivative liabilities — non-qualifying	$(0.6)	Internal valuation model
Total Liabilities	$(0.6)
December 31, 2020
Assets
Debt Securities — AFS	$10.3	Discounted cash flow	Discount Rate	8.5% - 10.4%	9.5%
Derivative assets — non qualifying	1.8	Internal valuation model	Borrower Rate	1.9% - 3.6%	2.7%
Total Assets	$12.1
Liabilities
Derivative liabilities — non-qualifying	$(0.7)	Internal valuation model
Total Liabilities	$(0.7)

The following table summarizes the changes in estimated fair value for all assets and liabilities measured at estimated fair value on a recurring basis using significant unobservable inputs (Level 3).

Changes in Estimated Fair Value of Level 3 Financial Assets and Liabilities Measured on a Recurring Basis (dollars in millions)

	Securities- AFS	Derivative Assets- Non- Qualifying	Derivative Liabilities- Non- Qualifying	FDIC True-up Liability(1)
Balance as of December 31, 2020	$10.3	$1.8	$(0.7)	$—
Included in earnings	—	(1.4)	0.1	—
Included in comprehensive income	—	—	—	—
Maturity and settlements	(9.9)	—	—	—
Impairment	(0.4)	—	—	—
Balance as of September 30, 2021	$—	$0.4	$(0.6)	$—
Balance as of December 31, 2019	$67.1	$0.3	$(0.8)	$(68.8)
Included in earnings	0.1	1.1	(0.4)	(0.2)
Included in comprehensive income	(1.1)	—	—	—
Maturity and settlements	(26.7)	—	—	69.0
Balance as of September 30, 2020	$39.4	$1.4	$(1.2)	$—
(1)

The FDIC True-up liability was recorded at estimated fair value as of the date of the OneWest transaction related to the FDIC-assisted transaction of La Jolla. The FDIC True-up liability was settled in April 2020.

Assets Measured at Estimated Fair Value on a Non-recurring Basis

Certain assets or liabilities are required to be measured at estimated fair value on a non-recurring basis subsequent to initial recognition. Generally, these adjustments are the result of lower of cost or market or other impairment accounting.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents carrying value of assets measured at estimated fair value on a non-recurring basis for which gains and losses from a non-recurring fair value adjustment have been recorded in the periods. The gains and losses reflect amounts for the respective year-to-date periods.

Assets Measured at Fair Value on a Non-recurring Basis (dollars in millions)

	Fair Value Measurements
	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
September 30, 2021
Assets held for sale	$37.4	$—	$6.5	$30.9	$(4.7)
Loans	96.2	—	—	96.2	(20.7)
Total	$133.6	$—	$6.5	$127.1	$(25.4)
December 31, 2020
Assets held for sale	$701.6	$—	$—	$701.6	$(112.7)
Loans	106.4	—	—	106.4	(55.6)
Mortgage servicing rights	4.3	—	—	4.3	(4.5)
ROU assets	4.4	—	—	4.4	(6.1)
Total	$816.7	$—	$—	$816.7	$(178.9)

The methods and assumptions used to estimate the fair value of each class of financial instruments measured at fair value on a non-recurring basis are as follows:

Assets Held for Sale — The fair value of Level 2 assets was primarily estimated based on prices of recent trades of similar assets. The fair value of Level 3 assets was primarily measured under the income approach using the discounted cash flow model based on Level 3 inputs including discount rate or the price of executed or committed trades.

Loans — Loans that are collateral-dependent were measured based on the fair value of the underlying collateral less costs to sell. These loans are classified as Level 3 as the fair value of underlying collateral is estimated primarily based on third party appraisals or opinions adjusted for the Company’s experience with liquidation value.

Mortgage Servicing Rights — Under the amortization method, the carrying value of the MSRs was reduced to its fair value by the impairment loss recognized. The fair value of the MSRs was measured under the income approach using the discounted cash flow model based on Level 3 inputs including prepayment speed, discount rates and cost to service.

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

Note 5 – Leases in the Company's 2020 Form 10-K for details.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Financial Instruments not Measured at Fair Value

The carrying values and estimated fair values of financial instruments not measured at fair value presented below exclude finance leases and operating lease equipment, and certain other assets and liabilities, which were not required for disclosure.

Carrying Value and Fair Value of Financial Instruments (dollars in millions)

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
September 30, 2021
Financial Assets
Cash and interest bearing deposits	$4,598.4	$4,598.4	$—	$—	$4,598.4
Assets held for sale	92.2	—	13.1	79.2	92.3
Loans(1)	30,582.8	—	1,520.4	29,723.5	31,243.9
Securities purchased under agreements to resell	100.0	—	100.0	—	100.0
Investment securities(2)	214.1	—	—	214.1	214.1
Financial Liabilities
Deposits(3)	(40,249.0)	—	—	(40,337.4)	(40,337.4)
Borrowings(3)	(4,276.7)	—	(4,611.6)	(12.6)	(4,624.2)
Credit balances of factoring clients	(1,556.6)	—	—	(1,556.6)	(1,556.6)
December 31, 2020
Financial Assets
Cash and interest bearing deposits	$4,011.7	$4,011.7	$—	$—	$4,011.7
Assets held for sale	720.0	—	14.5	706.2	720.7
Loans(1)	32,812.9	—	1,332.1	32,285.4	33,617.5
Securities purchased under agreement to resell	150.0	—	150.0	—	150.0
Investment securities(2)	215.5	—	—	215.5	215.5
Financial Liabilities
Deposits(3)	(43,086.0)	—	—	(43,224.0)	(43,224.0)
Borrowings(3)	(5,911.1)	—	(6,371.3)	(8.0)	(6,379.3)
Credit balances of factoring clients	(1,719.9)	—	—	(1,719.9)	(1,719.9)
(1)	Carrying value of loans (excluding leases) is net of the ACL.
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

NOTE 11 — STOCKHOLDERS' EQUITY

A roll forward of common stock activity is presented in the following table.

Number of Shares of Common Stock

	Issued	Less Treasury	Outstanding
Common stock - December 31, 2020	163,309,861	(64,700,466)	98,609,395
Restricted stock issued	768,318	—	768,318
Shares held to cover taxes on vesting restricted shares and other	—	(266,668)	(266,668)
Employee stock purchase plan participation	55,978	—	55,978
Common stock - September 30, 2021	164,134,157	(64,967,134)	99,167,023

Accumulated Other Comprehensive Income (Loss) ("AOCI")

The following table details the components of AOCI, net of tax:

Components of Accumulated Other Comprehensive Income (Loss) (dollars in millions)

	September 30, 2021			December 31, 2020
	Gross Unrealized	Income Taxes	Net Unrealized	Gross Unrealized	Income Taxes	Net Unrealized
Foreign currency translation adjustments	$10.2	$(9.1)	$1.1	$(2.6)	$(6.5)	$(9.1)
Changes in benefit plans net loss and prior service (cost)/credit	(41.2)	(3.8)	(45.0)	(42.5)	(3.6)	(46.1)
Unrealized net (loss) gains on securities AFS	(103.8)	26.5	(77.3)	123.0	(32.1)	90.9
Total accumulated other comprehensive (loss) income	$(134.8)	$13.6	$(121.2)	$77.9	$(42.2)	$35.7

The following table details the changes in the components of AOCI, net of income taxes:

Changes in Accumulated Other Comprehensive Income (Loss) by Component (dollars in millions)

		Changes in
		Benefit Plan
	Foreign	Net (Loss) Gain	Unrealized Net
	Currency	and Prior	(Losses) Gains
	Translation	Service (Cost)	on AFS
	Adjustments	Credit	Securities	Total AOCI
Balance as of December 31, 2020	$(9.1)	$(46.1)	$90.9	$35.7
AOCI activity before reclassifications	(0.4)	0.3	(83.8)	(83.9)
Amounts reclassified from AOCI	10.6	0.8	(84.4)	(73.0)
Net current period changes in AOCI	10.2	1.1	(168.2)	(156.9)
Balance as of September 30, 2021	$1.1	$(45.0)	$(77.3)	$(121.2)

Balance as of December 31, 2019	$(9.1)	$(52.6)	$9.6	$(52.1)
AOCI activity before reclassifications	(0.4)	2.7	117.2	119.5
Amounts reclassified from AOCI	-	0.3	(21.3)	(21.0)
Net current period changes in AOCI	(0.4)	3.0	95.9	98.5
Balance as of September 30, 2020	$(9.5)	$(49.6)	$105.5	$46.4

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Other Comprehensive Income (Loss)

The amounts included in the Condensed Consolidated Statements of Comprehensive Income (Loss) are net of income taxes. The following table presents the pretax and after-tax components of other comprehensive income.

Before- and After-Tax components of OCI (dollars in millions)

Quarters Ended September 30,	2021			2020
							Income
	Gross		Net	Gross		Net	Statement
	Amount	Tax	Amount	Amount	Tax	Amount	Line Item
Foreign currency translation adjustments
AOCI activity before reclassification	$(0.1)	$(0.2)	$(0.3)	$0.3	$0.3	$0.6
Reclassifications out of AOCI	13.2	(2.6)	10.6	—	—	—	Other non- interest income
Net Change	13.1	(2.8)	10.3	0.3	0.3	0.6

Changes in benefit plan net gain (loss) and prior service (cost) credit losses
AOCI activity before reclassification	—	0.1	0.1	0.1	—	0.1
Reclassifications out of AOCI	0.4	(0.1)	0.3	—	—	—	Operating expenses
Net Change	0.4	-	0.4	0.1	—	0.1

Unrealized net (losses) gains on securities AFS
AOCI activity before reclassification	(16.6)	4.2	(12.4)	(18.9)	4.9	(14.0)
Reclassifications out of AOCI	(5.5)	1.4	(4.1)	(8.2)	2.1	(6.1)	Other non- interest income
Net Change	(22.1)	5.6	(16.5)	(27.1)	7.0	(20.1)
Net current period OCI	$(8.6)	$2.8	$(5.8)	$(26.7)	$7.3	$(19.4)

Nine Months Ended September 30,	2021			2020
							Income
	Gross		Net	Gross		Net	Statement
	Amount	Tax	Amount	Amount	Tax	Amount	Line Item
Foreign currency translation adjustments
AOCI activity before reclassification	$(0.4)	$—	$(0.4)	$(0.6)	$0.2	$(0.4)
Reclassifications out of AOCI	13.2	(2.6)	10.6	—	—	—	Other non- interest income
Net Change	12.8	(2.6)	10.2	(0.6)	0.2	(0.4)

Changes in benefit plan net gain (loss) and prior service (cost) credit losses
AOCI activity before reclassification	0.2	0.1	0.3	3.6	(0.9)	2.7
Reclassifications out of AOCI	1.1	(0.3)	0.8	0.4	(0.1)	0.3	Operating expenses
Net Change	1.3	(0.2)	1.1	4.0	(1.0)	3.0

Unrealized net (losses) gains on securities AFS
AOCI activity before reclassification	(113.0)	29.2	(83.8)	157.5	(40.3)	117.2
Reclassifications out of AOCI	(113.8)	29.4	(84.4)	(28.6)	7.3	(21.3)	Other non- interest income
Net Change	(226.8)	58.6	(168.2)	128.9	(33.0)	95.9
Net current period OCI	$(212.7)	$55.8	$(156.9)	$132.3	$(33.8)	$98.5

NOTE 12 — INCOME TAXES

The Company’s global effective income tax rate (“ETR”) was 24.0% for both the quarter and nine months ended September 30, 2021 and 25.6% and 15.7% for the quarter and nine months ended September 30, 2020, respectively. The decrease from 25.6% in the prior year quarter to the 24.0% rate for the quarter ended September 30, 2021 was primarily driven by the effect that the change in forecasted pre-tax income had on the permanent and other adjustments. The increase from 15.7% in the prior year period to the 24.0% rate for the nine months ended September 30, 2021 was primarily due to the impact of the non-deductible portion of the goodwill impairment in the prior year.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

The quarterly income tax expense was based on a projection of the Company’s annual ETR. This annual ETR was applied to the year-to-date consolidated pre-tax income to determine the interim provision for income taxes before discrete items. The ETR each period was also impacted by a number of factors, including discrete items, the relative mix of domestic and international earnings, effects of changes from enacted tax laws, and adjustments to the valuation allowances. The currently forecasted ETR may vary from the actual year-end 2021 ETR due to the changes in these factors.

Uncertain Tax Benefits

The Company recognizes tax benefits when it is more likely than not that the position will prevail, based solely on the technical merits under the tax law of the relevant jurisdiction. The Company recognizes the tax benefit if the position meets this recognition threshold determined based on the largest amount of the benefit that is more than likely to be realized.

NOTE 13 — COMMITMENTS

The accompanying table summarizes credit-related commitments and other purchase and funding commitments:

Commitments (dollars in millions)

	September 30, 2021			December 31, 2020
	Due to Expire
	Within One Year	After One Year	Total Outstanding	Total Outstanding
Financing Commitments
Financing assets (excluding leases)	$2,615.1	$4,058.6	$6,673.7	$7,708.3
Letters of Credit
Standby letters of credit	34.7	212.1	246.8	259.6
Other letters of credit	9.8	2.5	12.3	9.0
Deferred Purchase Agreements	2,170.5	—	2,170.5	1,929.4
Purchase and Funding Commitments
Lessor commitments(1)	408.2	—	408.2	628.3
(1)	CIT’s purchase and funding commitments relate to the equipment leasing businesses’ commitments to fund finance leases and operating leases, and Rail’s railcar manufacturer purchase commitments.

Financing Commitments

Financing commitments, referred to as loan commitments or lines of credit, primarily reflect CIT’s agreements to lend to its customers, subject to the customers’ compliance with contractual obligations. At September 30, 2021, substantially all undrawn financing commitments were senior facilities. Most of the Company’s undrawn and available financing commitments are in the Commercial Banking segment.

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

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

Deferred Purchase Agreements

A DPA is a guarantee provided in conjunction with factoring, whereby CIT provides a client with credit protection for trade receivables without purchasing the receivables. The trade receivables terms generally require payment in 90 days or less. If the client’s customer is unable to pay an undisputed receivable solely as the result of credit risk, CIT is then required to purchase the receivable from the client, less any borrowings for such client. The outstanding amount in the table above, less $124.7 million and $157.9 million at September 30, 2021 and December 31, 2020, respectively, of borrowings for such clients, is the maximum amount that CIT would be required to pay under all DPAs. This maximum amount would only occur if all receivables subject to DPAs default in the manner described above, thereby requiring CIT to purchase all such receivables from the DPA clients.

The table above includes $2,129.5 million and $1,881.9 million of DPA credit protection at September 30, 2021 and December 31, 2020, respectively, related to receivables on which CIT has assumed the credit risk. The table also includes $41.0 million and $47.5 million available under DPA credit line agreements provided at September 30, 2021 and December 31, 2020, respectively. The DPA credit line agreements specify a contractually committed amount of DPA credit protection and are cancellable by us only after a notice period. The notice period is typically 90 days or less.

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

For certain Litigation matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses in excess of established reserves and insurance. For other matters for which a loss is probable or reasonably possible, such an estimate cannot be determined. For Litigation and other matters where losses are reasonably possible, management currently estimates an aggregate range of reasonably possible losses of up to $10 million in excess of any established reserves and any insurance we reasonably believe we will collect related to those matters. This estimate represents reasonably possible losses (in excess of established reserves and insurance) over the life of such Litigation, which may span a currently indeterminable number of years, and is based on information currently available as of September 30, 2021. The Litigation matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate.

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

On October 21, 2016, CIT and CIT Bank were named as defendants in an existing lawsuit brought as a qui tam (i.e., whistleblower) action by a former OneWest employee on behalf of the U.S. government. The lawsuit asserts claims related to OneWest’s participation in the Home Affordable Modification Program (“HAMP”) administered by the United States Treasury Department, as well as Federal Housing Administration (“FHA”) and Veterans Administration (“VA”) insurance programs. On October 15, 2019, the plaintiff filed a second amended complaint in the United States District Court for the Eastern District of Texas alleging that, beginning in 2009, CIT (and its predecessor, OneWest) falsely certified its compliance with HAMP, submitted false claims for incentive payments for loan modifications, submitted false claims for FHA and VA insurance payments, and failed to self-report these violations. Plaintiff seeks the return of all U.S. government payments to CIT under the HAMP, FHA or VA programs. CIT has received approximately $93 million in servicer incentives under HAMP, and the government has paid more than $440 million in the aggregate in borrower, servicer, and investor incentives in connection with loans modified by OneWest or CIT under HAMP. The Department of Justice has declined to intervene in this case. On February 12, 2021, CIT filed a motion to dismiss for lack of subject matter jurisdiction, which was denied on August 17, 2021. On June 24, 2021, CIT filed a Motion for Summary Judgment under Federal Rule of Civil Procedure 56 and filed a separate Motion for Partial Summary Judgment under the Public Disclosure Bar.  Both motions remain pending. A Final Pretrial Conference has been rescheduled for June 15, 2022, with a jury trial to commence on June 20, 2022. CIT is defending this litigation vigorously and believes that it has meritorious defenses.

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 15 — BUSINESS SEGMENT INFORMATION

Segment Profit (Loss) and Assets

Refer to Note 24 — Business Segment Information in our 2020 Form 10-K for detail on CIT’s business segments, including types of products and services offered.

Segment Pre-tax Income (Loss) (dollars in millions)

	Commercial Banking	Consumer Banking	Corporate	Total CIT
Quarter Ended September 30, 2021
Interest income	$269.8	$72.4	$17.6	$359.8
Interest expense (benefit)	69.8	(21.4)	54.6	103.0
Provision for credit losses	(49.3)	(17.8)	—	(67.1)
Rental income on operating leases	186.2	—	—	186.2
Other non-interest income	89.7	34.0	1.0	124.7
Depreciation on operating lease equipment	85.1	—	—	85.1
Maintenance and other operating lease expenses	50.5	—	—	50.5
Operating expenses	185.9	81.6	0.7	268.2
Income (loss) before provision (benefit) for income taxes	$203.7	$64.0	$(36.7)	$231.0
Select Period End Balances
Total Assets	$35,782.4	$6,464.8	$12,172.9	$54,420.0
Loans	27,217.1	6,243.9	—	33,461.0
Credit balances of factoring clients	(1,556.6)	—	—	(1,556.6)
Assets held for sale	82.7	13.1	—	95.8
Operating lease equipment, net	7,937.5	—	—	7,937.5
Quarter Ended September 30, 2020
Interest income	$306.7	$90.3	$26.3	$423.3
Interest expense (benefit)	105.3	(5.9)	66.1	165.5
Provision (benefit) for credit losses	87.9	(24.6)	—	63.3
Rental income on operating leases	201.3	—	—	201.3
Other non-interest income	89.6	30.9	25.5	146.0
Depreciation on operating lease equipment	82.5	—	—	82.5
Maintenance and other operating lease expenses	48.6	—	—	48.6
Operating expenses/gain on debt extinguishment and deposit redemption	196.7	94.9	3.9	295.5
Income (loss) before provision (benefit) for income taxes	$76.6	$56.8	$(18.2)	$115.2
Select Period End Balances
Total Assets	$37,868.5	$8,255.3	$14,741.2	$60,865.0
Loans	29,244.6	8,075.0	—	37,319.6
Credit balances of factoring clients	(1,320.2)	—	—	(1,320.2)
Assets held for sale	35.5	21.2	—	56.7
Operating lease equipment, net	7,799.3	—	—	7,799.3

CIT Group Inc. and Subsidiaries – Notes to Condensed Consolidated Financial Statements (Unaudited)

	Commercial Banking	Consumer Banking	Corporate	Total CIT
Nine Months Ended September 30, 2021
Interest income	$842.0	$221.6	$57.4	$1,121.0
Interest expense (benefit)	236.0	(63.9)	157.3	329.4
(Benefit) provision for credit losses	(220.6)	(36.1)	—	(256.7)
Rental income on operating leases	569.1	—	—	569.1
Other non-interest income	292.6	97.1	125.6	515.3
Depreciation on operating lease equipment	252.6	—	—	252.6
Maintenance and other operating lease expenses	156.9	—	—	156.9
Operating expenses/loss on debt extinguishment and deposit redemption	555.8	254.2	(16.5)	793.5
Income from continuing operations before provision (benefit) for income taxes	$723.0	$164.5	$42.2	$929.7
Nine Months Ended September 30, 2020
Interest income	$999.1	$285.8	$98.9	$1,383.8
Interest expense (benefit)	404.3	(10.5)	199.9	593.7
Provision (benefit) for credit losses	811.5	(10.7)	—	800.8
Rental income on operating leases	612.0	—	—	612.0
Other non-interest income	254.1	47.6	77.5	379.2
Depreciation on operating lease equipment	241.9	—	—	241.9
Maintenance and other operating lease expenses	158.3	—	—	158.3
Operating expenses/gain on debt extinguishment and deposit redemption	611.2	298.4	65.9	975.5
Goodwill impairment	301.5	43.2	—	344.7
(Loss) income from continuing operations before provision (benefit) for income taxes	$(663.5)	$13.0	$(89.4)	$(739.9)

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

Management uses certain non-GAAP financial measures in its analysis of the financial condition and results of operations of the Company. See Non-GAAP Financial Measurements at the end of the MD&A for a reconciliation of these financial measures to comparable financial measures in accordance with U.S. GAAP.

Throughout this MD&A we reference specific "Notes" to our financial statements. These are Notes to the Condensed Consolidated Financial Statements in Part One, Item 1. Financial Statements (“Item 1”).

ANNOUNCEMENT OF DEFINITIVE MERGER AGREEMENT

On October 16, 2020, First Citizens BancShares, Inc. (“First Citizens”), the parent company of First-Citizens Bank & Trust Company (“FCB”), and CIT Group Inc. jointly announced that they entered into a definitive agreement by and among First Citizens, FCB, FC Merger Subsidiary IX, Inc. and CIT, under which the companies will combine in an all-stock merger (the “Merger Agreement”). Under the terms of the Merger Agreement, CIT stockholders will receive 0.062 shares of First Citizens Class A common stock for each share of CIT common stock they own. First Citizens stockholders will own approximately 61% and CIT stockholders will own approximately 39% of the combined company. The Merger Agreement contains customary representations and warranties and customary covenants, such as non-solicitation obligations and other provisions, including a break-up fee of $64 million payable in certain circumstances. The Merger Agreement also provides certain termination rights for CIT and First Citizens, including, among others, if the merger has not been completed by October 15, 2021. On September 30, 2021, First Citizens and CIT jointly announced that the two companies agreed to extend the merger agreement from October 15, 2021, to March 1, 2022.

The combined bank will be regulated by the North Carolina Commissioner of Banks, the FDIC, and the Federal Reserve Bank of Richmond.

The Board of Directors of the combined company will have 14 directors, consisting of the current 11 First Citizens Board members and 3 CIT Board members, including Ellen Alemany, Chairwoman and Chief Executive Officer (“CEO”) of CIT, Michael A. Carpenter, and Vice Admiral John R. Ryan, USN (Ret.).

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

On July 14, 2021, First Citizens and CIT jointly announced that the proposal to merge the two companies received regulatory approval from the FDIC. The merger had already received approval from the Office of the North Carolina Commissioner of Banks.

Completion of the proposed merger remains subject to approval from the Board of Governors of the Federal Reserve System, and the satisfaction or waiver of other customary closing conditions.

SUMMARY OF 2021 FINANCIAL RESULTS

See Credit Metrics for discussion on COVID-19 borrower relief arrangements.

The following table summarizes the Company’s results in accordance with U.S. GAAP as included in the Condensed Consolidated Statements of Operations for the quarter and nine months ended September 30, 2021 and 2020, and the quarter ended June 30, 2021. We similarly provide results that exclude noteworthy items, which are described and reconciled to GAAP in the Non-GAAP Financial Measurements section at the end of the MD&A. As explained further in the Non-GAAP Financial Measurements section, we exclude noteworthy items to reflect how management views the underlying performance of the business.

Results of Operations (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Net income (loss) available to common shareholders (GAAP)	$172.7	$214.6	$82.9	$688.3	$(642.8)
Noteworthy items	12.5	(4.8)	(0.2)	(48.7)	425.7
Net Income (loss) available to common shareholders, excluding noteworthy items (non-GAAP)	$185.2	$209.8	$82.7	$639.6	$(217.1)
Diluted income (loss) per common share
Net income (loss) available to common shareholders (GAAP)	$1.72	$2.14	$0.84	$6.89	$(6.54)
Noteworthy items	0.12	(0.05)	0.00	(0.49)	4.33
Net Income (loss) available to common shareholders, excluding noteworthy items (non-GAAP)	$1.84	$2.09	$0.84	$6.40	$(2.21)
Average number of common shares - diluted (thousands)	100,432	100,340	98,556	99,950	98,350

Third quarter net income available to common shareholders was $172.7 million or $1.72 per diluted common share and included $12.5 million of noteworthy items or $0.12 per share as detailed in the following table. Excluding noteworthy items1, third quarter income available to common shareholders was $185.2 million ($1.84 per share) compared to $209.8 million ($2.09 per share) in the prior quarter, reflecting lower interest income from lower average earning assets, lower non-interest income driven by lower gains on loan sales, higher operating expenses and a lower net benefit to the provision for credit losses of $67.1 million (compared to a net benefit of $72.2 million in the prior quarter). The net benefits reflect lower loan balances, as well as continued improvements in credit trends and certain macroeconomic variable forecasts.

Income in the year-ago quarter included two noteworthy items that essentially offset each other. One related to the integration of Mutual of Omaha Bank (“MOB”) and other cost initiatives of approximately $9 million ($0.09 per common share), which was offset by a reversal of compensation accrual due to a decrease in the probability of achieving certain performance conditions related to the Company’s stock-based compensation. Excluding noteworthy items, the 2020 third quarter income to common shareholders was $82.7 million or $0.84 per diluted common share.

Year-to-date net income available to common shareholders included significant gains on investment sales related to our strategic initiative to monetize unrealized gains within accumulated other comprehensive income (“AOCI”), which was considered noteworthy. The loss in the year-ago nine-month period also included noteworthy items consisting of a goodwill impairment charge, MOB merger and integration costs and MOB day 1 credit provision. Excluding noteworthy items, the loss to common shareholders primarily reflected the building of credit reserves in the first half of 2020 due to the impact of the global pandemic and its adverse effect on the portfolio, along with the adoption of the CECL standard and the continued impacts of the macroeconomic environment at that time.

Financial results for the 2021 third quarter included the following noteworthy items:

•

$12.1 million (after-tax) ($0.12 per diluted common share) loss primarily related to the recognition of cumulative translation adjustment (“CTA”) previously reflected in accumulated other comprehensive income (loss) (“AOCI”) upon the completion of the liquidation of our remaining investment in a foreign entity. See discussion in the Income Taxes section for information on the tax component of this item.

•	$0.4 million (after-tax) (less than $0.01 per diluted common share) related to FCB merger costs.

Financial results for the 2021 second quarter included the following noteworthy items:

•

$6.1 million (after-tax) ($0.06 per diluted common share) benefit from the reversal of previously recorded restructuring charges related to employee reductions, who then resigned prior to their termination date.

•	$1.3 million (after-tax) ($0.01 per diluted common share) related to FCB merger costs.

[1]

Net income (loss) to common shareholders excluding noteworthy items is a non-GAAP measure. See Non-GAAP Financial Measurements section at the end of the MD&A for a reconciliation of these financial measures to comparable financial measures in accordance with U.S. GAAP.

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

The following table reflects the impact of noteworthy items on our GAAP results for the quarter and nine months ended September 30, 2021. See Non-GAAP Financial Measurements for a listing of each noteworthy item and respective balance.

Noteworthy Adjustments – After-tax (dollars in millions, except diluted per share amounts)

	Quarter Ended September 30, 2021		Nine Months Ended September 30, 2021
		Per Share		Per Share
Net income available to common shareholders (GAAP)	$172.7	$1.72	$688.3	$6.89
CTA release	12.1	0.12	12.1	0.12
FCB merger costs	0.4	0.00	6.8	0.07
Reversal of prior restructuring charges	—	—	(6.1)	(0.06)
Gains on strategic sales of investment securities	—	—	(61.5)	(0.62)
Non-GAAP results	$185.2	$1.84	$639.6	$6.40

NET FINANCE REVENUE

Net interest revenue reflects our interest income less interest expense and is included as a line item on the Condensed Consolidated Statements of Operations. Net interest revenue was $256.8 million for the quarter ended September 30, 2021, slightly down from $257.8 million in the year-ago quarter and down from $266.3 million in the prior quarter. Net interest revenue was $791.6 million and $790.1 million for the nine months ended September 30, 2021 and 2020, respectively.

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

[2]

Net finance revenue, net finance margin, net operating lease revenue and average earnings assets are non-GAAP measures. See Non-GAAP Financial Measurements at the end of the MD&A. Although these are non-GAAP measures, each is derived from information in our income statement or balance sheet, presented in a different order and with different subtotals than those presented in our financial statements.

The following table presents the average balance sheet and related rates, along with NFR and NFM.

Average Balances and Annualized Rates(1) (dollars in millions)

	Quarters Ended
	September 30, 2021			June 30, 2021			September 30, 2020
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-bearing cash	$5,296.6	$2.0	0.15%	$5,583.1	$1.5	0.11%	$7,652.1	$2.1	0.11%
Investment securities and securities purchased under agreements to resell	5,322.4	15.9	1.19%	5,247.5	15.9	1.21%	5,989.9	25.4	1.70%
Loans (including held for sale)(2)(3)	31,865.6	341.9	4.29%	33,226.5	355.7	4.28%	36,301.6	395.8	4.36%
Total interest earning assets(2)(3)	42,484.6	359.8	3.39%	44,057.1	373.1	3.39%	49,943.6	423.3	3.39%
Operating lease equipment, net (including held for sale)(4)	7,862.5	50.6	2.57%	7,754.0	50.6	2.61%	7,824.4	70.2	3.59%
Average earning assets(2)(5)	50,347.1	410.4	3.26%	51,811.1	423.7	3.27%	57,768.0	493.5	3.42%
Non-interest earning assets
Cash and due from banks	171.6			169.7			175.9
Allowance for credit losses	(842.1)			(926.7)			(1,196.1)
All other non-interest bearing assets	3,281.7			3,255.7			3,685.8
Total assets	$52,958.3			$54,309.8			$60,433.6

Interest-bearing deposits and borrowings
Deposits	$37,451.0	$47.3	0.51%	$38,283.0	$50.7	0.53%	$42,320.5	$103.2	0.98%
Borrowings	4,245.6	55.7	5.25%	4,832.1	56.1	4.64%	7,557.5	62.3	3.30%
Total interest-bearing liabilities	41,696.6	103.0	0.99%	43,115.1	106.8	0.99%	49,878.0	165.5	1.33%
Non-interest bearing deposits	3,411.8			3,360.9			3,073.4
Other non-interest bearing liabilities	1,723.6			1,906.0			1,734.2
Stockholders' equity	6,126.3			5,927.8			5,748.0
Total liabilities and stockholders' equity	$52,958.3			$54,309.8			$60,433.6
Net revenue spread			2.27%			2.28%			2.09%
Impact of non-interest bearing sources			0.17%			0.17%			0.18%
NFR ($) / NFM (%)(2)(5)		$307.4	2.44%		$316.9	2.45%		$328.0	2.27%

	Nine Months Ended
	September 30, 2021			September 30, 2020
	Average Balance	Income / Expense	Yield / Rate	Average Balance	Income / Expense	Yield / Rate
Interest-bearing cash	$5,173.6	$4.8	0.12%	$5,534.4	$9.5	0.23%
Investment securities and securities purchased under agreements to resell	5,568.4	54.6	1.31%	6,569.3	93.7	1.90%
Loans (including held for sale)(2)(3)	33,218.2	1,061.6	4.26%	36,633.8	1,280.6	4.66%
Interest earning assets	43,960.2	1,121.0	3.40%	48,737.5	1,383.8	3.79%
Operating lease equipment, net (including held for sale)(4)	7,816.0	159.6	2.72%	7,615.0	211.8	3.71%
Average earning assets(2)(5)	51,776.2	1,280.6	3.30%	56,352.5	1,595.6	3.78%
Non-interest earning assets
Cash and due from banks	173.9			196.5
Allowance for credit losses	(940.5)			(1,021.4)
All other non-interest bearing assets	3,318.7			3,605.3
Total assets	$54,328.3			$59,132.9

Interest-bearing deposits and borrowings
Deposits	$38,338.2	$159.2	0.55%	$41,079.0	$398.1	1.29%
Borrowings	4,839.3	170.2	4.69%	7,489.4	195.6	3.48%
Total interest-bearing liabilities	43,177.5	329.4	1.02%	48,568.4	593.7	1.63%
Non-interest bearing deposits	3,386.3			2,917.5
Other non-interest bearing liabilities	1,824.6			1,644.1
Stockholders' equity	5,939.9			6,002.9
Total liabilities and stockholders' equity	$54,328.3			$59,132.9
Net revenue spread			2.28%			2.15%
Impact of non-interest bearing sources			0.17%			0.22%
NFR ($) / NFM (%)(2)(5)		$951.2	2.45%		$1,001.9	2.37%

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

Average Balances and Rates(1) (dollars in millions)

	September 2021 Over June 2021 Comparison			September 2021 Over September 2020 Comparison
	Increase (Decrease) Due To Change In:			Increase (Decrease) Due To Change In:
	Volume	Rate	Net	Volume	Rate	Net
Interest-bearing cash	$—	$0.5	$0.5	$(0.7)	$0.6	$(0.1)
Investment securities and securities purchased under agreement to resell	0.3	(0.3)	—	(2.5)	(7.0)	(9.5)
Loans and loans held for sale(2)(3)	(14.6)	0.8	(13.8)	(47.6)	(6.3)	(53.9)
Operating lease equipment, net (including held for sale)(4)	0.8	(0.8)	—	0.4	(20.0)	(19.6)
AEA(2)(5)	$(13.5)	$0.2	$(13.3)	$(50.4)	$(32.7)	$(83.1)

Interest-bearing deposits	$(1.5)	$(1.9)	$(3.4)	$(10.8)	$(45.1)	$(55.9)
Borrowings	(7.3)	6.9	(0.4)	(34.2)	27.6	(6.6)
Total interest-bearing liabilities	$(8.8)	$5.0	$(3.8)	$(45.0)	$(17.5)	$(62.5)
(1)	Average balances are based on daily balances. Tax exempt income was not significant in any of the periods presented. Average rates are impacted by PAA accretion.
(2)	The balance and rate presented is calculated net of average credit balances for factoring clients.
(3)	Non-accrual loans and related income are included in the respective categories.
(4)

Net Operating lease revenue includes rental revenues, net of depreciation and net of maintenance and other operating lease expenses, as these are directly associated with the equipment. Net operating lease revenue is a non-GAAP measure. See Non-GAAP Financial Measurements. Although these are non-GAAP measures, each is derived from information in our income statement or balance sheet, presented in a different order and with different subtotals than those presented in our financial statements.

(5)	AEA, NFR and NFM, and adjusted amounts are non-GAAP measures. See Non-GAAP Financial Measurements for a reconciliation of non-GAAP to GAAP financial information.

NFR was $307.4 million for the quarter ended September 30, 2021, down from $328.0 million in the year-ago quarter and down from $316.9 million in the prior quarter. For the nine months ended September 30, 2021 and 2020, NFR was $951.2 million and $1,001.9 million, respectively.

The $20.6 million reduction in NFR from the year-ago quarter was primarily driven by lower interest income, offset by the decline in deposit costs from lower deposit rates and balances along with a reduction in borrowing costs due to lower FHLB Advances and senior unsecured borrowings. See further discussion on deposits and borrowings below the following tables. The reduction in interest income primarily reflected lower average loans, and to a lesser extent, the lower short-term interest rate environment, which decreased interest earned on our floating rate loan portfolio, and reduced reinvestment rates for investments. Net operating lease revenue was down from the year-ago quarter, driven by lease rate compression on new assignments and renewals in Rail. See the end of this section for more details on our operating lease portfolio.

The $9.5 million reduction in NFR from the prior quarter reflected lower interest income resulting from lower average balances on loans, lower purchase accounting accretion and prepayment benefits partially offset by lower deposit and borrowing costs. Net operating lease revenue remained flat compared to the prior quarter as lower maintenance costs offset lower rental revenue and higher depreciation.

The trend for the nine months ended September 30, 2021 compared to the same period in 2020 is similar to the quarterly discussion.

NFM was 2.44% for the quarter ended September 30, 2021, up from 2.27% in the year-ago quarter and down slightly from 2.45% in the prior quarter. NFM was 2.45% for the nine months ended September 30, 2021, up from 2.37% in the year-ago period.

NFM increased from the year-ago quarter, reflecting lower weighted average deposit costs and the benefit of a lower mix of cash and investment securities as a percentage of AEA. Lower deposit costs improved our margin as CDs repriced lower and we reduced our non-maturity deposit rates across our deposit channels. We also grew HOA deposits, further contributing to the mix of lower deposit costs. See further discussion on deposits and borrowings below the following tables. Increases in NFM were partially offset by lower market rates that reduced yields on loans and investment securities. Operating lease yields were down, driven by railcar lease renewal rates that re-priced lower.

The modest decline in NFM compared to the prior quarter generally reflected the items mentioned above in the description of the reduction of NFR as well as a slightly higher mix of average cash and investments as a percentage of AEA.

AEA was down compared to the year-ago and prior quarters, primarily from a reduction in average loans and lower interest-bearing cash, while operating lease equipment remained relatively flat. The year-to-date decline in AEA compared to 2020 was similar to that described in the quarter discussion above.

Compared to the year-ago quarter, Commercial Banking total average loans and leases declined, reflecting lower origination volume in sectors more impacted by the pandemic, the sale of the Aviation Lending portfolio, as well as high prepayments in certain portfolios. Commercial Banking average loans and leases decreased from the prior quarter, reflecting continued elevated prepayments in certain portfolios along with a full quarter impact of the Aviation Lending portfolio sale that occurred in the second quarter. In addition, the Real Estate Finance portfolio continues to be impacted by prepayments and maturities that outpace new origination volume.

The decrease in Consumer Banking average loans was primarily driven by LCM loan sales and continued run-off, and a reduction in SBA PPP loans due to SBA forgiveness.

The composition of our average funding mix is presented below.

Average Funding Mix

	Quarters Ended
	September 30,	June 30,	September 30,
	2021	2021	2020
Deposits	91%	90%	86%
Unsecured borrowings	9%	9%	9%

Secured Borrowings:
FHLB advances	0%	1%	5%
Structured financings	0%	0%	0%

These proportions will fluctuate depending upon our funding activities.

The following table details further the rates of interest-bearing liabilities.

Interest-Bearing Deposits and Borrowings — Average Balances and Annualized Rates for the Quarters Ended (dollars in millions)

	September 30, 2021			June 30, 2021			September 30, 2020
	Average Balance	Interest Expense	Rate (%)	Average Balance	Interest Expense	Rate (%)	Average Balance	Interest Expense	Rate (%)
Total interest-bearing deposits
Time deposits	$8,054.9	$21.1	1.05%	$8,538.0	$24.4	1.14%	$11,850.9	$53.0	1.79%
Interest-bearing checking	3,467.4	2.5	0.29%	3,491.7	2.5	0.29%	3,282.6	2.9	0.35%
Savings and money market	25,928.7	23.7	0.37%	26,253.3	23.8	0.36%	27,187.0	47.3	0.70%
Total interest-bearing deposits	37,451.0	47.3	0.51%	38,283.0	50.7	0.53%	42,320.5	103.2	0.98%
Borrowings
Senior unsecured	$3,739.3	$45.8	4.90%	$3,737.6	$45.8	4.90%	$4,237.5	$48.7	4.60%
Subordinated unsecured	495.2	7.3	5.90%	495.1	7.3	5.90%	494.7	7.3	5.90%
FHLB advances	—	—	—	590.7	0.5	0.34%	2,809.8	4.1	0.58%
Other secured and structured borrowings	11.1	0.1	NM	8.7	0.1	NM	15.5	0.1	2.58%
Other credit facilities(1)	—	2.5	—	—	2.4	—	—	2.1	—
Total borrowings	4,245.6	55.7	5.25%	4,832.1	56.1	4.64%	7,557.5	62.3	3.30%
Total interest-bearing liabilities	$41,696.6	$103.0	0.99%	$43,115.1	$106.8	0.99%	$49,878.0	$165.5	1.33%
(1)	Amounts include interest expense related to facility fees and amortization of deferred costs on unused portions of credit facilities.

The following table reflects our total deposit base, interest bearing and non-interest-bearing deposits, and related rate:

Total Deposits — Average Balances and Annualized Rates for the Quarters Ended (dollars in millions)

	September 30, 2021			June 30, 2021			September 30, 2020
	Average Balance	Interest Expense	Rate (%)	Average Balance	Interest Expense	Rate (%)	Average Balance	Interest Expense	Rate (%)
Interest-bearing deposits	$37,451.0	$47.3	0.51%	$38,283.0	$50.7	0.53%	$42,320.5	$103.2	0.98%
Non-interest bearing deposits	3,411.8	—	—	3,360.9	—	—	3,073.4	—	—
Total deposits	$40,862.8	$47.3	0.46%	$41,643.9	$50.7	0.49%	$45,393.9	$103.2	0.91%

Compared to the year-ago and prior quarters, the decrease in average deposits reflected a continuation of our strategy to reduce higher cost deposits, including high cost CD maturities, and managing excess liquidity. These offset growth in HOA deposits as we strategically grow this channel. Average HOA deposits totaled 17% of the total average deposits for the quarter ended September 30, 2021, up from 12% in the year-ago quarter and 16% in the prior quarter. The weighted average rate on average outstanding deposits decreased to 0.46% from 0.91% in the year-ago quarter reflecting lower rates across all but our brokered deposit channels and a higher mix of lower cost deposits. The weighted average rate on average outstanding deposits decreased from 0.49% in the prior quarter, primarily due to lower rates across most channels, driven by higher rate CD maturities and run-off of higher cost brokered deposits.

We continued to shift the mix from time deposits to non-maturity deposits. Average non-maturity deposits currently represent 80% of total deposits, compared to 79% in the prior quarter and 74% in the year-ago quarter.

See Funding and Liquidity section for tables that reflect period end deposits by type and by channel.

Interest expense on borrowings decreased compared to the year-ago and prior quarters, mostly due to the repayment of FHLB advances in the first and second quarters and the repayment of $500 million 4.125% senior unsecured notes in the 2021 first quarter. The weighted average maturity profile of the combined unsecured senior and subordinated notes is 2.8 years at September 30, 2021, compared to 3.2 years at December 31, 2020.

Deposits and borrowings are also discussed in Funding and Liquidity.

The following table depicts selected earning asset yields and margin-related data for our segments and divisions within the segments.

Segment Average Yield and Other Data (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Commercial Banking
Average Earning Assets (AEA)
Commercial Finance	$14,787.8	$15,295.3	$15,709.9	$15,226.5	$15,847.5
Business Capital	4,906.6	4,952.8	5,236.0	4,962.2	5,290.1
Rail	7,290.2	7,188.8	7,194.8	7,224.7	7,040.9
Real Estate Finance	6,461.6	6,890.3	7,728.4	6,917.9	7,664.1
Total	$33,446.2	$34,327.2	$35,869.1	$34,331.3	$35,842.6

Net Finance Revenue
Commercial Finance	$118.9	$122.0	$121.5	$360.8	$369.9
Business Capital	67.8	68.5	71.4	206.7	210.2
Rail	20.3	15.9	25.1	56.1	73.5
Real Estate Finance	43.6	47.8	53.6	142.0	153.0
Total	$250.6	$254.2	$271.6	$765.6	$806.6

Gross Yield
Commercial Finance	3.96%	3.96%	4.14%	3.98%	4.55%
Business Capital	8.89%	8.98%	9.11%	9.03%	9.09%
Rail	7.97%	8.13%	8.68%	8.13%	9.11%
Real Estate Finance	3.42%	3.52%	3.62%	3.48%	3.97%
Total	5.45%	5.47%	5.67%	5.48%	5.99%

Net Finance Margin
Commercial Finance	3.22%	3.19%	3.10%	3.16%	3.11%
Business Capital	5.53%	5.53%	5.45%	5.55%	5.30%
Rail	1.11%	0.89%	1.39%	1.04%	1.39%
Real Estate Finance	2.70%	2.78%	2.78%	2.74%	2.66%
Total	3.00%	2.96%	3.03%	2.97%	3.00%

Consumer Banking
Average Earning Assets (AEA)
Consumer and Community Banking	$5,119.6	$5,308.4	$6,446.9	$5,389.0	$6,516.3
Legacy Consumer Mortgages	1,316.2	1,501.8	1,979.7	1,489.3	2,066.7
Total	$6,435.8	$6,810.2	$8,426.6	$6,878.3	$8,583.0

Net Finance Revenue
Consumer and Community Banking	$62.3	$65.4	$60.4	$191.6	$189.8
Legacy Consumer Mortgages	31.5	32.6	35.8	93.9	106.5
Total	$93.8	$98.0	$96.2	$285.5	$296.3

Gross Yield
Consumer and Community Banking	2.91%	2.88%	3.04%	2.85%	3.25%
Legacy Consumer Mortgages	10.69%	9.82%	8.32%	9.53%	8.19%
Total	4.50%	4.41%	4.28%	4.30%	4.44%

Net Finance Margin
Consumer and Community Banking	4.87%	4.93%	3.74%	4.74%	3.88%
Legacy Consumer Mortgages	9.57%	8.68%	7.25%	8.41%	6.87%
Total	5.83%	5.76%	4.57%	5.54%	4.60%

Gross yield (interest income plus rental income on operating leases as a percent of AEA) in Commercial Banking for the quarter ended September 30, 2021 was down from the year-ago quarter driven by decreases in all divisions. Compared to the prior quarter, gross yield in each of the divisions was flat or down. Gross yield in Commercial Finance was flat as modest impacts from asset mix and yields on new business as well as changes in average interest rates offset one another. The change in gross yield in Real Estate Finance was primarily driven by changes in asset mix and the impact from lower average interest rates. The Business Capital gross yield was down compared to the year ago and prior quarters, which benefited from higher renewal income and prepayment benefits. Gross yield in Rail was down from the year-ago and prior quarters, reflecting lease rates that continued to re-price lower. Year-to-date trends generally follow the trends and discussions compared to the year-ago quarter.

For total Consumer Banking, gross yield was up compared to the year-ago and prior quarters, and down compared to the nine months ended September 30, 2020. Within the Consumer and Community Banking division, gross yield was down compared to the year-ago quarter and nine months, as yields on new business have declined reflecting the lower market rate environment, partially offset by higher prepayment activity. Gross yield in LCM was up compared to the year-ago and prior quarters, and compared to the nine-month period, primarily due to higher prepayment activity in respective periods contributing to higher PAA accretion combined with lower average loan balances. NFM in Consumer and Community Banking was higher than gross yields as this segment receives an interest benefit from the other segments for the value of excess deposits it generates.

The following table displays PAA accretion by segment and division for both interest income and interest expense. As of September 30, 2021, the remaining accretable PAA on loans was $316.9 million, of which $32.9 million related to Commercial Banking and $284.0 million related to Consumer Banking. This compares to $465.4 million of remaining accretable PAA on loans as of December 31, 2020, of which $39.8 million related to Commercial Banking and $425.6 million related to Consumer Banking. The remaining accretable PAA in Consumer Banking is expected to decrease due to the declining LCM loan balances. Similarly, we are expecting accretion of the remaining Commercial Banking PAA to continue to trend lower as well. However, amounts may vary quarter to quarter due to fluctuations in prepayments, which results in the acceleration of a loan's remaining accretable PAA into interest income. (See footnote 1 to the following table).

PAA Accretion for the Quarters Ended (dollars in millions)

	September 30, 2021			June 30, 2021			September 30, 2020
	PAA Accretion Recognized in:			PAA Accretion Recognized in:			PAA Accretion Recognized in:
	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR	Interest Income(1)	Interest Expense(2)	NFR
Commercial Banking
Commercial Finance	$1.0	$0.1	$1.1	$0.7	$0.2	$0.9	$1.2	$1.0	$2.2
Real Estate Finance	1.3	—	1.3	1.9	—	1.9	2.0	—	2.0
Total Commercial Banking	2.3	0.1	2.4	2.6	0.2	2.8	3.2	1.0	4.2
Consumer Banking
Consumer and Community Banking	(0.7)	0.3	(0.4)	(1.0)	0.3	(0.7)	(1.9)	1.3	(0.6)
Legacy Consumer Mortgages	19.8	—	19.8	20.7	—	20.7	18.8	—	18.8
Total Consumer Banking	19.1	0.3	19.4	19.7	0.3	20.0	16.9	1.3	18.2
Total CIT	$21.4	$0.4	$21.8	$22.3	$0.5	$22.8	$20.1	$2.3	$22.4
(1)

Includes accelerated recognition of PAA accretion due to prepayments of approximately $15 million, $17 million, and $13 million for the quarters ended September 30, 2021, June 30, 2021 and September 30, 2020, respectively.

(2)	Reflects PAA accretion on deposits acquired in the MOB Acquisition.

The following table sets forth the details on net operating lease revenues.

Net Operating Lease Data (dollars in millions)

	Quarters Ended
	September 30, 2021		June 30, 2021		September 30, 2020
Rental income on operating leases	$186.2	9.47%	$188.2	9.71%	$201.3	10.29%
Depreciation on operating lease equipment	85.1	4.33%	82.8	4.27%	82.5	4.22%
Maintenance and other operating lease expenses	50.5	2.57%	54.8	2.83%	48.6	2.48%
Net operating lease revenue	$50.6	2.57%	$50.6	2.61%	$70.2	3.59%
Average operating lease equipment, including amounts held for sale	$7,862.5		$7,754.0		$7,824.4

	Nine Months Ended
	September 30, 2021		September 30, 2020
Rental income on operating leases	$569.1	9.71%	$612.0	10.72%
Depreciation on operating lease equipment	252.6	4.31%	241.9	4.24%
Maintenance and other operating lease expenses	156.9	2.68%	158.3	2.77%
Net operating lease revenue	$159.6	2.72%	$211.8	3.71%
Average operating lease equipment, including amounts held for sale	$7,816.0		$7,615.0
Net operating lease revenue, which is a component of NFR, is driven principally by the performance of the Rail portfolio within the Commercial Banking segment. Although our rail portfolio grew, net operating lease revenue in dollars and as a percent of average operating lease equipment for the quarter and nine months ended September 30, 2021 was down from the year-ago periods, reflecting renewal rates that continued to re-price lower than the rates of maturing leases on average across the portfolio.

Net operating lease revenue compared to the prior quarter was flat, reflecting lease renewal rates that on average re-priced at a lower but improving rate, offset by lower expenses. Lease renewals repriced down approximately 2% during the current quarter, which was an improvement compared to the decline experienced in the prior quarter and reflects market conditions and the mix of cars that came up for renewal. Railcar utilization, including commitments to lease, improved to 91% at September 30, 2021 from 90% at June 30, 2021.

Depreciation, which is recognized on railcars and other operating lease equipment, increased from the year-ago quarter and nine months and the prior quarter reflecting portfolio growth. Maintenance and other operating lease expenses are variable and primarily relate to the Rail portfolio.

CREDIT METRICS

The following provides information on the provision for credit losses, allowance for credit losses (“ACL”), and allowance for off-balance sheet credit exposures, as well as certain credit metrics, including net charge-off and non-accrual loan levels, that management uses to track the credit quality of the portfolio. Management also utilizes other metrics and statistics such as risk ratings, concentration limits, migration trends, key portfolio stress testing, and LTV ratio and FICO scores on consumer mortgages, to monitor and manage the risk and credit quality of the portfolio. See Note 3 – Loans and Note 4 – Allowance for Credit Losses in Item 1 for various tables.

The provision for credit losses for the quarter ended September 30, 2021 was a benefit of $67.1 million, while the year-ago quarter reflected a provision expense of $63.3 million and the prior quarter included a benefit of $72.2 million. The benefit for the quarter ended September 30, 2021 included $49.3 million related to the Commercial Banking segment and $17.8 million in the Consumer Banking segment. The net provision benefit in the current quarter included approximately $72 million for the reduction in reserves (including ACL and allowance for off-balance sheet credit exposures), partially offset by $5.0 million of net charge-offs. The reduction in reserves compared to the prior quarter was due to lower loan balances, the continued improvement in credit trends, which are benefiting from CIT’s improved risk profile and disciplined underwriting standards, as well as the improvement in certain macroeconomic variable forecasts. The reduction in reserves included $40.9 million for loans collectively evaluated and $11.7 million for off-balance sheet credit exposures. The remaining decline of $19.3 million in the reserves related to loans that were individually evaluated.

The provision expense in the year-ago quarter of $63.3 million included the impact of the COVID-19 pandemic on the macroeconomic forecasts across our portfolios. The provision expense related to the Commercial Banking segment was $87.9 million, partially offset by a benefit of $24.6 million in the Consumer Banking segment. The net provision benefit in the prior quarter included an approximately $99 million reduction in reserves (including ACL and allowance for off-balance sheet credit exposures), partially offset by $26.1 million of net charge-offs. The reduction in reserves included a $76.6 million decline for loans collectively evaluated and for off-balance sheet credit exposures. The remaining decline of $21.9 million in the reserves related to loans that were individually evaluated and largely offset the net charge-offs.

Net charge-offs were $5.0 million (0.06% of average loans) in the current quarter. Net charge-offs were down from $66.0 million (0.71% of average loans) in the year-ago quarter, which reflected the impact from the COVID-19 pandemic and the associated effects on the economy. The decrease from $26.1 million (0.30% of average loans) in the prior quarter, reflected a decline in net charge-offs in the Real Estate Finance division of Commercial Banking.

Non-accrual loans totaled $404.9 million (1.21% of loans) at September 30, 2021, compared to $588.1 million (1.63% of loans) at December 31, 2020. The decrease was driven by reductions in non-accrual loans across Commercial Banking portfolios as well as loan sales within Consumer Banking.

Net charge-offs and non-accrual loans are discussed and presented in subsequent tables by segment and divisions later in this section.

The following table presents details on our ACL, including charge-offs and recoveries and provides summarized components of the provision and allowance:

ACL and Provision for Credit Losses (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Allowance - beginning of period	$850.6	$942.3	$1,202.7	$1,063.8	$482.6
CIT CECL adoption(1)	—	—	—	—	223.6
Provision for credit losses(2)	(67.1)	(72.2)	63.3	(256.7)	800.8
Other(2)	11.9	6.6	6.2	27.7	(31.6)
Net additions	(55.2)	(65.6)	69.5	(229.0)	769.2
The initial ACL recognized on PCD assets(3)	—	—	—	—	20.2
Gross charge-offs(3)	16.4	47.4	78.2	92.7	334.7
Less: Recoveries	11.4	21.3	12.2	48.3	45.3
Net charge-offs	5.0	26.1	66.0	44.4	289.4
Allowance - end of period	$790.4	$850.6	$1,206.2	$790.4	$1,206.2
Provision for credit losses
Provision for loans individually reviewed	$(18.5)	$1.6	$36.0	$(2.9)	$131.8
Provision for loans collectively reviewed	(48.6)	(73.8)	27.3	(253.8)	669.0
Total	$(67.1)	$(72.2)	$63.3	$(256.7)	$800.8
Allowance for credit losses
Allowance on loans individually reviewed	$72.3	$91.6	$128.1
Allowance on loans collectively reviewed	718.1	759.0	1,078.1
Total	$790.4	$850.6	$1,206.2
Ratio
ACL as a percentage of total loans	2.36%	2.52%	3.23%
ACL as a percentage of total loans/Commercial Banking loans	2.58%	2.73%	3.59%
ACL as a percentage of total loans/Consumer Banking loans	1.43%	1.66%	1.94%
(1)	CECL adoption was before the MOB Acquisition.
(2)

Included in the provision for credit losses was $(11.7) million and $(6.4) million for the quarters ended September 30, 2021 and 2020, respectively, $(6.8) million for the quarter ended June 30, 2021 and $(28.2) million and $29.9 million for the nine months ended September 30, 2021 and 2020, respectively, related to off-balance sheet credit exposures, which is not part of the ACL and is offset in the “Other” line. The allowance for off-balance sheet exposures totaled $50.1 million, $62.1 million, and $74.8 million at September 30, 2021, June 30, 2021 and September 30, 2020, respectively. “Other” primarily includes provision changes related to off-balance sheet credit exposures, which represents credit costs related to unfunded financing commitments, deferred purchase agreements (“DPA’s”), and letters of credit. The allowance related to this exposure is included in other liabilities.

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

In 2021, the allowance for off-balance sheet credit exposures decreased to $50.1 million from $78.3 million at December 31, 2020, largely due to a reduction in the off-balance sheet credit exposures, as well as an improvement in the macroeconomic forecast.

Loan Net Carrying Value (dollars in millions)

	Loans	Allowance for Credit Losses	Net Carrying Value
September 30, 2021
Commercial Banking	$27,217.1	$(701.2)	$26,515.9
Consumer Banking	6,243.9	(89.2)	6,154.7
Total	$33,461.0	$(790.4)	$32,670.6
December 31, 2020
Commercial Banking	$28,636.5	$(933.7)	$27,702.8
Consumer Banking	7,508.1	(130.1)	7,378.0
Total	$36,144.6	$(1,063.8)	$35,080.8

The following table presents charge-offs, by class and business segment. See Results by Business Segment for additional information.

Charge-offs as a Percentage of Average Loans (dollars in millions)

	Quarters Ended						Nine Months Ended
	September 30,		June 30,		September 30,		September 30,		September 30,
	2021		2021		2020		2021		2020
Gross Charge-offs
Commercial Finance	$1.6	0.04%	$12.6	0.31%	$48.2	1.17%	$22.2	0.18%	$231.2	1.86%
Business Capital	13.7	1.19%	15.4	1.33%	29.0	2.37%	46.9	1.35%	99.8	2.68%
Real Estate Finance	—	—%	17.1	0.99%	—	—%	17.1	0.33%	—	—%
Commercial Banking	15.3	0.23%	45.1	0.65%	77.2	1.06%	86.2	0.41%	331.0	1.51%
Consumer and Community Banking	0.1	0.01%	0.3	0.03%	0.2	0.01%	0.7	0.02%	0.2	—%
Legacy Consumer Mortgages	1.0	0.32%	2.0	0.52%	0.8	0.15%	5.8	0.52%	3.5	0.23%
Consumer Banking	1.1	0.07%	2.3	0.13%	1.0	0.05%	6.5	0.13%	3.7	0.06%
Total	$16.4	0.20%	$47.4	0.55%	$78.2	0.84%	$92.7	0.36%	$334.7	1.18%
Less: Recoveries
Commercial Finance	$1.3	0.03%	$11.1	0.27%	$1.6	0.03%	$20.3	0.16%	$16.9	0.13%
Business Capital	9.4	0.81%	9.2	0.80%	9.8	0.79%	25.8	0.74%	26.6	0.71%
Commercial Banking	10.7	0.16%	20.3	0.29%	11.4	0.15%	46.1	0.22%	43.5	0.20%
Legacy Consumer Mortgages	0.7	0.25%	1.0	0.24%	0.8	0.15%	2.2	0.19%	1.8	0.12%
Consumer Banking	0.7	0.05%	1.0	0.05%	0.8	0.04%	2.2	0.04%	1.8	0.03%
Total	$11.4	0.14%	$21.3	0.25%	$12.2	0.13%	$48.3	0.19%	$45.3	0.16%
Net Charge-offs
Commercial Finance	$0.3	0.01%	$1.5	0.04%	$46.6	1.14%	$1.9	0.02%	$214.3	1.73%
Business Capital	4.3	0.38%	6.2	0.53%	19.2	1.58%	21.1	0.61%	73.2	1.97%
Real Estate Finance	—	—%	17.1	0.99%	—	—%	17.1	0.33%	—	—%
Commercial Banking	4.6	0.07%	24.8	0.36%	65.8	0.91%	40.1	0.19%	287.5	1.31%
Consumer and Community Banking	0.1	0.01%	0.3	0.03%	0.2	0.01%	0.7	0.02%	0.2	—%
Legacy Consumer Mortgages	0.3	0.07%	1.0	0.28%	(0.0)	—%	3.6	0.33%	1.7	0.11%
Consumer Banking	0.4	0.02%	1.3	0.08%	0.2	0.01%	4.3	0.09%	1.9	0.03%
Total	$5.0	0.06%	$26.1	0.30%	$66.0	0.71%	$44.4	0.17%	$289.4	1.02%

Gross and net charge-offs were down compared to the year-ago quarter and nine months. The year-ago periods were impacted by the COVID-19 pandemic and the associated effects on the economy. Compared to the prior quarter, the decline reflected lower charge-offs in Real Estate Finance.

The following tables present information on non-accruing loans, which when added to other real estate owned (“OREO”) and other repossessed assets, sums to non-performing assets. See Note 3 – Loans in Item 1 for details on the Company’s non-performing assets.

Segment Non-accrual Loans as a Percentage of Loans (dollars in millions)(1)(2)

	September 30, 2021		December 31, 2020
Commercial Finance	$225.3	1.40%	$239.4	1.47%
Business Capital	40.8	0.88%	72.8	1.52%
Real Estate Finance	63.4	0.99%	83.2	1.10%
Commercial Banking	329.5	1.21%	395.4	1.38%
Consumer and Community Banking	52.1	1.03%	53.4	0.92%
Legacy Consumer Mortgages	23.3	1.94%	139.3	8.22%
Consumer Banking	75.4	1.21%	192.7	2.57%
Total	$404.9	1.21%	$588.1	1.63%
(1)	Factored receivables within our Commercial Finance division do not accrue interest and therefore are not considered within non-accrual loans but are considered for credit provisioning purposes.
(2)	Non-accrual loans include $65.6 million and $97.7 million of TDRs at September 30, 2021 and December 31, 2020, respectively.

Non-accrual loans decreased $183.2 million from December 31, 2020, primarily driven by the LCM division reflecting lower balance due to loan sales, as well as improved payment performance. The decline in Commercial Banking reflects the combination of accounts being repaid and others being returned to accrual status based on improved performance.

As of September 30, 2021, and December 31, 2020, the ACL as a percentage of non-accrual loans was 195% and 181%, respectively. 76% of our non-accrual accounts were paying current at September 30, 2021, compared to 50% at December 31, 2020. We discuss our policy of placing loans on non-accrual status in Note 1 – Business and Summary of Significant Accounting Policies in the 2020 Form 10-K. We may place accounts that are presently paying current on non-accrual status when the financial condition of the borrower deteriorates and payment in full is not expected.

Total delinquency (30 days or more) was 1.0% of loans at September 30, 2021 and 2.6% at December 31, 2020. Delinquency status of loans is presented in Note 3 – Loans in Item 1. We present a delinquency table specific to COVID-19 loans that were provided relief and subsequently exited deferral status in the COVID-19 Borrower Relief Arrangements section below.

The following table presents a summary of total commercial criticized loans. Detailed definitions of the commercial loan ratings and a detailed table are provided in Note 3 – Loans in Item 1.

Commercial Criticized Loans (dollars in millions)

	September 30,	December 31,	September 30,
	2021	2020	2020
Total commercial criticized loans	$ 3,486.0	$ 4,433.1	$ 4,506.5
As a % of total commercial loans	12.4%	14.9%	14.9%

Commercial criticized loans decreased by $947.1 million from December 31, 2020, reflecting improved credit performance, sales and paydowns. Of the decrease from December 31, 2020, $492 million reduction related to Commercial Finance, $278.4 million reduction related to Real Estate Finance and $176.8 million reduction related to Business Capital.

COVID-19 Borrower Relief Arrangements

CIT is working prudently with borrowers who are or may be unable to meet their current contractual payment obligations because of the effects of COVID-19. Refer to the tables below for a summary of the key data points related to the COVID-19 loan modifications.

Included within Title I of the CARES Act, as amended, was a provision for SBA funding of small business loans through the Paycheck Protection Program (“PPP”) for small businesses to keep their employees paid during the COVID-19 pandemic, with applications accepted through August 8, 2020. PPP loans are guaranteed by the SBA and are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. The PPP loan balance at September 30, 2021 was $22 million, down from $84 million at June 30, 2021 and $251 million at December 31, 2020, primarily due to forgiveness payments from the SBA. See our more detailed disclosure in our 2020 Form 10-K.

Loan modifications approved for COVID-19 impacted borrowers totaled $591 million at September 30, 2021, which included deferment and other modifications, such as covenant relief, compared to $705 million at December 31, 2020. The COVID-19 loan modifications were not identified as TDRs due to the practicality exemption provided by the Interagency guidance or, if applicable, the CARES Act.

At September 30, 2021 there was $60 million of new initial COVID-19 loan modifications granted during the third quarter, $58 million represented two real estate contracts in Commercial Banking and $2 million related to nine Consumer Banking contracts.

The table below presents the delinquency status of loans with remaining balances at September 30, 2021 that have exited their COVID-19 loan modification period, regardless of accrual / non-accrual classification, and of the total, the amount on non-accrual status. Not included in the following tables were approximately $850 million of exited COVID-19 loan modifications that had paid off or been sold, and approximately $20 million that were charged off.

COVID-19 Loan Modifications Delinquency Status at September 30, 2021 (dollars in millions)

	COVID-19 Loan Modifications Exited(1)
	30-59	60-89	90 or more	Total Past Due	Current	Total	Non-Accrual
Commercial Banking	$26	$8	$6	$40	$892	$932	$73
Consumer Banking	14	5	20	39	478	517	33
Total CIT	$40	$13	$26	$79	$1,370	$1,449	$106
(1)	Included in the table above are $32 million of TDRs and $195 million of modifications that are included in the TDRs and Modifications table in the following section.

The total past due loans that have exited COVID-19 modifications status of approximately $79 million represents 23% of the Company's total past due loans and 0.24% of total loans. Of the $106 million of non-accrual loans that were COVID-19 modified loans, approximately 60% were paying current.

As discussed in Note 1 – Business and Summary of Significant accounting Policies in Item 1, loans with deferments granted in response to the COVID-19 pandemic will generally continue to accrue interest during the deferral period. As of September 30, 2021, the accrued and unpaid interest within other assets related to loans that have or had COVID-19 related deferments (i.e. active deferment or exited) were approximately $3 million. Rentals on operating leases will continue to accrue until such time that it is determined that collection of the rental payments is no longer probable. Accrued rentals on operating leases related to accounts with COVID-19 related modifications were approximately $3 million at September 30, 2021.

With respect to the non-accrual, past due and TDR information provided throughout this section, see discussion of the CARES Act and Interagency Statement in Note 1 – Business and Summary of Significant Accounting Policies in Item 1.

Troubled Debt Restructurings and Modifications

The tables that follow reflect loan carrying values of accounts that have been modified, excluding loans in trial modification of $0.1 million and $4.5 million as of September 30, 2021 and December 31, 2020, respectively. The table also excludes modifications made for qualifying COVID-19 impacted borrowers under the exemptions provided by the Interagency guidance or, if applicable, the CARES Act. See tables above for further details.

TDRs and Modifications(1)(2) (dollars in millions)

	September 30, 2021		December 31, 2020
		% Compliant		% Compliant
Troubled Debt Restructurings
Deferral of principal and/or interest	$71.4	70%	$53.7	95%
Covenant relief and other	58.1	84%	80.7	80%
Total TDRs	$129.5	76%	$134.4	86%
Percent non-accrual	51%		73%
Modifications(3)
Covenant relief	$137.2	100%	$87.2	91%
Interest rate increase	197.4	94%	219.4	94%
Extended maturity	179.7	98%	122.7	89%
Other	540.2	97%	521.2	90%
Total Modifications	$1,054.5	97%	$950.5	91%
Percent non-accrual	22%		16%
(1)	Table depicts the predominant element of each modification, which may contain several of the characteristics listed.
(2)	Table includes accounts that were criticized at the time of the modification request.
(3)

Excludes $591 million and $705 million of loans with COVID-19 borrower relief arrangements, including $314 million and $458 million of deferments at September 30, 2021 and December 31, 2020, respectively.

TDRs and other credit quality information is included in Note 3 – Loans in Item 1.

NON-INTEREST INCOME

Non-interest Income (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Rental income on operating leases	$186.2	$188.2	$201.3	$569.1	$612.0
Other non-interest income	124.7	160.7	146.0	515.3	379.2
Total non-interest income	$310.9	$348.9	$347.3	$1,084.4	$991.2
Other non-interest income
Gains on investment securities	$5.5	$3.7	$8.3	$113.9	$29.7
Fee income	32.7	36.2	32.6	98.4	96.8
Factoring commissions	28.3	26.6	19.8	78.8	54.1
Gains on leasing equipment, net of impairments	20.7	29.1	24.3	77.8	68.1
BOLI income	8.3	8.2	15.7	24.6	31.4
Property tax income	3.5	3.9	4.0	11.5	13.3
Other income	25.7	53.0	41.3	110.3	85.8
Total other non-interest income	$124.7	$160.7	$146.0	$515.3	$379.2
Noteworthy items(1)	13.2	—	—	(69.8)	—
Total other non-interest income, excluding noteworthy items(2)	$137.9	$160.7	$146.0	$445.5	$379.2
Factoring volume	$6,871.6	$6,056.0	$5,880.1	$18,754.5	$14,951.0
(1)	Noteworthy items are described in the text below.
(2)	Total other non-interest income, excluding noteworthy items is a non-GAAP balance and is reconciled above to the GAAP balance. See Non-GAAP Financial Measurements section for description of use.

Rental Income on Operating Lease Equipment

Rental income on operating leases from equipment we lease is generated in the Rail, Commercial Finance and Business Capital divisions in the Commercial Banking segment. Rental income is discussed in Net Finance Revenue and Results by Business Segment.

Other Non-Interest Income

For the quarter ended September 30, 2021, other non-interest income decreased compared to the year-ago quarter. Some of the drivers included lower gains on investment securities and leasing equipment and lower BOLI income, which offset higher factoring commissions. Gains on investment securities and leasing equipment were down $6.4 million. See tables in the Loans and Leases section, which include amounts of loans and equipment sold by segment. BOLI income in the year-ago quarter included elevated insurance payouts. The increase in factoring commissions reflected higher factoring volumes and surcharges from the year-ago quarter, which was impacted by the global pandemic from the spread of the COVID-19 virus and the ensuing adverse impact on the macroeconomic environment. The noteworthy item in the current quarter, which reduced the other income line, reflected a CTA release related to the liquidation of a foreign entity.

The increase of other non-interest income for the nine months ended September 30, 2021 reflected $104.7 million of gains on sales of investment securities related to our strategic initiative to monetize unrealized gains on investment securities in AOCI in the Corporate segment, of which $83.0 million was considered a noteworthy item. Also driving the year-to-date increase were higher factoring commissions and gains on loan sales (in other income).

Other non-interest income was down from the prior quarter. The decrease reflects lower other income, which included the noteworthy item and a decline of $5 million of net gains on sales of approximately $29 million of consumer mortgage loans, primarily from the LCM division, while the prior quarter included an $8 million gain from the sale of the Aviation Lending portfolio in Commercial Banking. Also driving the decline were lower gains on equipment sales.

NON-INTEREST EXPENSES

Non-Interest Expense (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Depreciation on operating lease equipment	$85.1	$82.8	$82.5	$252.6	$241.9
Maintenance and other operating lease expenses	50.5	54.8	48.6	156.9	158.3
Operating expenses	268.2	251.2	295.5	793.4	990.3
Goodwill impairment	—	—	—	—	344.7
Loss on debt extinguishments and deposit redemptions	—	—	—	0.1	(14.8)
Total non-interest expenses	$403.8	$388.8	$426.6	$1,203.0	$1,720.4
Operating expenses
Compensation and benefits	$153.0	$148.6	$148.6	$456.6	$496.7
Technology	32.4	33.4	39.4	99.2	120.9
Net occupancy expense	17.1	16.3	19.7	51.1	58.8
Professional fees	10.6	21.2	22.2	45.7	76.8
Insurance	13.9	14.1	25.3	42.9	55.5
Intangible asset amortization	8.1	8.3	8.5	24.8	25.5
Advertising and marketing	5.8	5.0	4.8	14.3	30.3
Property tax expense	3.9	4.4	4.8	12.7	14.4
Restructuring costs	—	(7.9)	—	(7.9)	37.2
Other expenses	23.4	7.8	22.2	54.0	74.2
Total operating expenses	$268.2	$251.2	$295.5	$793.4	$990.3
Intangible asset amortization	8.1	8.3	8.5	24.8	25.5
Noteworthy items	0.7	(6.2)	0.5	1.4	74.7
Total operating expenses, excluding intangible amortization and noteworthy items(1)	$259.4	$249.1	$286.5	$767.2	$890.1
Headcount, actuals	3,812	3,914	4,260	3,812	4,260
Net efficiency ratio(2)	60.2%	52.5%	60.6%	53.0%	67.2%
Net efficiency ratio excluding intangible amortization and noteworthy items(2)	58.3%	52.2%	60.4%	54.9%	64.5%
(1)

Total operating expenses, excluding intangible asset amortization and noteworthy items is a non-GAAP measurement. The above table provides a reconciliation to the GAAP measurement (total operating expenses). See Non-GAAP Financial Measurements for a description of the balance and usage.

(2)

Our net efficiency ratio excludes intangible asset amortization and restructuring costs (which is considered a noteworthy item). We also present net efficiency ratio excluding noteworthy items, which is adjusted for all noteworthy items. These are non-GAAP measurements used by management to measure operating expenses (before intangible asset amortization and noteworthy items) to the level of total net revenues. See Non-GAAP Financial Measurements for a reconciliation of non-GAAP to GAAP financial information of total net revenues and description of the calculation.

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

Operating Expenses

Operating expenses in the current quarter were down from the year-ago quarter and up from the quarter ended June 30, 2021. Each of the quarters include noteworthy items. Noteworthy items in the quarters ended September 30, 2021 and June 30, 2021 included merger costs related to FCB of $0.7 million and $1.7 million, respectively. The FCB merger costs are presented in a table below. In addition, the prior quarter noteworthy items included a net benefit from reversal of previously recorded restructuring charges of $7.9 million. The year-ago quarter included two noteworthy items that essentially offset each other. These were MOB merger and integration costs of $12.6 million and a reversal of $12.1 million of preferred stock units (“PSU”) compensation expenses due to the decrease in probability of achieving performance conditions related to the Company’s stock-based compensation reflecting the change in market conditions. (See table below for line item impacts due to merger and integration costs).

Operating expenses, excluding noteworthy items and intangible asset amortization were down $27.0 million compared to the year-ago quarter and down $122.8 million compared to the nine months ended September 30, 2020. Driving the decline compared to the year-ago quarter were lower professional fees and deposit insurance costs. The year-to-date decline also included lower compensation and benefits, reflecting the decrease in headcount, and lower advertising and marketing costs, mostly related to our Direct Bank deposit gathering activity. The lower operating expenses also reflect cost reduction initiatives, including the recognition of cost synergies from our MOB acquisition.

Operating expenses excluding intangible asset amortization and noteworthy items were up by $10.4 million compared to the prior quarter, as the prior quarter benefited from a reserve release related to indemnification obligations for prior divestitures included in other expenses, which was partially offset by higher legal costs. Other changes included a decline in professional fees, and higher incentive compensation and retirement benefit accruals to retain talent.

The noteworthy items in the following table for 2021 periods relate to the FCB merger. 2020 includes only MOB Acquisition merger and integration costs.

Noteworthy Item – Merger and Integration Costs (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Operating expenses
Compensation and benefits	$—	$—	$4.6	$—	$11.2
Technology	0.7	1.6	4.6	2.4	12.3
Professional fees	—	0.1	3.4	6.9	21.1
Advertising and marketing	—	—	—	—	4.6
Other expenses	—	—	—	—	0.4
Noteworthy items	$0.7	$1.7	$12.6	$9.3	$49.6

The net efficiency ratio was 60.2% in the current quarter compared to 60.6% in the year-ago quarter and 52.5% in the prior quarter. The net efficiency ratio excluding noteworthy items and intangible asset amortization was 58.8% compared to 60.4% in the year-ago quarter and 52.2% in the prior quarter. The improvement from the year-ago was driven by the lower operating expenses, which offset the decline in total net revenues. Compared to the prior quarter, the increase was due to the noted higher operating expenses and lower net revenues.

Goodwill Impairment

The deterioration of the macroeconomic environment triggered goodwill impairment assessments that resulted in impairments in 2020.

INCOME TAXES

Income Tax Data (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Provision (benefit) for income taxes, excluding noteworthy and tax discrete items - Non-GAAP	$61.7	$74.3	$30.1	$219.9	$(75.7)
Tax on noteworthy items and other discrete items	(6.2)	(2.6)	(0.6)	3.6	(40.3)
Provision (benefit) for income taxes - GAAP	$55.5	$71.7	$29.5	$223.5	$(116.0)
Effective tax rate	24.0%	24.0%	25.6%	24.0%	15.7%
Effective tax rate, excluding noteworthy and tax discrete items - Non-GAAP	25.2%	25.4%	26.0%	25.5%	27.4%
(1)	Effective tax rate, excluding noteworthy items and tax discrete items are non-GAAP measures. See “Non-GAAP Financial Measurements” for reconciliation of non-GAAP financial information.

The effective tax rate (“ETR”) was 24.0% in the current quarter, compared to 24.0% and 25.6% in the prior and year-ago quarters, respectively, and 24.0% for the nine months ended September 30, 2021, compared to 15.7% for the nine months ended September 30, 2020. Included in the tax on noteworthy items in the current quarter and year-to-date balances is $2.3 million that relates to the reduction in the tax benefit associated with the CTA release related to the liquidation of the remaining investment in a foreign entity, as the benefit was recognized in a prior year as required under ASC 740.

The ETR before noteworthy and tax discrete items was 25.2% in the current quarter, compared to 25.4% and 26.0% in the prior and year-ago quarters, respectively, and 25.5% for the nine months ended September 30, 2021, compared to 27.4% for the year-ago period.

The ETR before noteworthy and tax discrete items in the current quarter compared to the prior quarter remains essentially unchanged. The ETR before noteworthy and tax discrete items was lower in the current quarter and nine months compared to the year ago periods primarily due to the effect that the change in forecasted pre-tax income has on the permanent and other adjustments.

The ETR each quarter was impacted by a number of factors, including tax discrete items, the relative mix of domestic and international earnings, effects of changes from enacted tax laws, and adjustments to valuation allowances. The future period’s ETR may vary due to changes in these factors.

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

Commercial Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
Earnings Summary	2021	2021	2020	2021	2020
Interest income	$269.8	$281.1	$306.7	$842.0	$999.1
Rental income on operating leases	186.2	188.2	201.3	569.1	612.0
Finance revenue	456.0	469.3	508.0	1,411.1	1,611.1
Interest expense	69.8	77.5	105.3	236.0	404.3
Depreciation on operating lease equipment	85.1	82.8	82.5	252.6	241.9
Maintenance and other operating lease expenses	50.5	54.8	48.6	156.9	158.3
Net finance revenue ("NFR")	250.6	254.2	271.6	765.6	806.6
Provision for credit losses	(49.3)	(66.8)	87.9	(220.6)	811.5
Other non-interest income	89.7	111.2	89.6	292.6	254.1
Operating expenses	185.9	183.0	196.7	555.8	611.2
Goodwill Impairment	—	—	—	—	301.5
Income (loss) before income taxes	203.7	249.2	76.6	723.0	(663.5)
Noteworthy items	—	—	(2.5)	—	340.6
Income (loss) before income taxes, excluding noteworthy items	$203.7	$249.2	$74.1	$723.0	$(322.9)
Select Period End Balance
Loans and leases	$35,237.3	$35,080.9	$37,079.4	$35,237.3	$37,079.4
Earning assets (net of credit balances of factoring clients)	33,745.7	33,639.4	35,864.8	33,745.7	35,864.8
Deposits	11,057.8	11,117.4	9,985.3	11,057.8	9,985.3
Select Average Balances
Average loans (includes HFS, and net of credit balances of factoring clients)	$25,498.5	$26,484.4	$27,902.6	$26,428.5	$28,073.8
Average operating leases ("AOL") (includes HFS)	7,862.5	7,754.0	7,824.4	7,816.0	7,615.0
Average earning assets ("AEA")	33,446.2	34,327.2	35,869.1	34,331.3	35,842.6
Statistical Data
Net finance margin - NFR as a % of AEA	3.00%	2.96%	3.03%	2.97%	3.00%
Net operating lease revenue — rental income, net of depreciation and maintenance and other operating lease expenses	$50.6	$50.6	$70.2	$159.6	$211.8
Operating lease margin as a % of AOL	2.57%	2.61%	3.59%	2.72%	3.70%
Net efficiency ratio	53.7%	49.1%	53.5%	51.5%	56.6%
Pretax return on AEA	2.44%	2.90%	0.85%	2.81%	(2.47%)
New business volume	$2,658.7	$2,355.1	$2,111.2	$6,937.5	$7,402.5

Pre-tax income for the quarter was up from the year-ago quarter, as lower credit costs and lower operating expenses offset the decline in NFR. There were no noteworthy items in the current quarter, while the year-ago quarter included a portion of the PSU compensation expense reversal of $2.5 million. The year-ago quarter credit provision reflected the continued impact of the global pandemic from the spread of the COVID-19 virus and the expected ensuing adverse impact on the macroeconomic environment that resulted in a higher level of provision for credit losses and net charge-offs. The trends mentioned for the quarter comparison were similar for the year-to-date, excluding noteworthy items, and included higher non-interest income, mostly from higher factoring commissions and gains on asset sales. The year-ago nine months also included noteworthy items of a $301.5 million goodwill impairment charge, a $41.6 million charge to the provision for credit losses related to the MOB acquisition and the portion of the PSU compensation expense reversal mentioned above.

Pre-tax income was down compared to the prior quarter, reflecting a lower benefit for credit losses and lower non-interest income, as the prior quarter included higher gains on asset sales, including the gain on the Aviation Lending portfolio. The benefit in the current quarter credit provision reflected a continued improvement in the macroeconomic forecasts along with lower loan balances and improving credit metrics such as lower charge-offs and non-accrual balances.

Average loans were down from the year-ago and prior quarters. The decline in average loans from the year ago quarter reflects declines in all divisions due to lower origination volume in sectors more impacted by the pandemic, the sale of the Aviation Lending portfolio in the 2021 second quarter, as well as high prepayments, particularly in Commercial Finance and Real Estate Finance. The decline from the prior quarter primarily reflected a reduction in Real Estate Finance, which continues to be impacted by lower origination volume and high prepayments, as well as Commercial Finance, which reflected a full quarter impact from the sale of the Aviation Lending portfolio along with continued high prepayments.

New business volume was up compared to the year-ago and prior quarters, reflecting improvement in Commercial Finance and Business Capital, while Real Estate Finance continues to remain below pre-pandemic levels.

Factored volume of $6.9 billion was up from $5.9 billion in the year-ago quarter. Factored volume in the year-ago quarter reflected the impact from the macroeconomic environment that reduced demand throughout 2020. Factoring volume was seasonally up from $6.1 billion in the prior quarter. For the nine months ended September 30, 2021, factored volume was $18.8 billion, compared to $15.0 billion in 2020.

Deposits attributed to this segment at September 30, 2021 include approximately $6.9 billion of HOA deposits and other commercial deposits of $4.2 billion.

Trends included:

•

NFR was down from the year-ago quarter, as lower funding costs were offset by a reduction in interest income, primarily reflecting lower average loans, and to a lesser extent the lower interest rate environment, which decreased interest earned on our floating rate loan portfolio, as well as lower net operating lease revenue. NFR was down from the prior quarter, reflecting lower interest income resulting from lower average balances on loans and prepayment benefits, partially offset by lower deposit and borrowing costs. NFR and NFM are discussed in detail in the Net Finance Revenue section. Trends for the year-to-date period were similar.

•

Net operating lease revenue was flat as lower maintenance costs offset lower rental revenue and higher depreciation. Net operating lease revenue is driven primarily by the performance of our Rail portfolio and reflects continued compression on our lease rates on new assignments, which encompasses new equipment and remarketing existing equipment to different customers, and renewals with the same customer. See further discussion in the Net Finance Revenue section.

•

PAA accretion for loans and deposits totaled $2.4 million in the current quarter, compared to $4.2 million in the year-ago quarter and $2.8 million in the prior quarter. Year-to-date, PAA accretion was $7.3 million in 2021, down from $15.5 million in 2020. See Purchase Accounting Accretion table in Net Finance Revenue section for amounts of PAA accretion by division.

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

Consumer Banking: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
Earnings Summary	2021	2021	2020	2021	2020
Interest income	$72.4	$75.2	$90.3	$221.6	$285.8
Interest benefit	(21.4)	(22.8)	(5.9)	(63.9)	(10.5)
Net finance revenue ("NFR")	93.8	98.0	96.2	285.5	296.3
Provision for credit losses	(17.8)	(5.4)	(24.6)	(36.1)	(10.7)
Other non-interest income	34.0	36.6	30.9	97.1	47.6
Operating expenses	81.6	93.1	94.9	254.2	298.4
Goodwill impairment	—	—	—	—	43.2
Income before income taxes	64.0	46.9	56.8	164.5	13.0
Noteworthy items	—	—	(0.5)	(2.6)	45.9
Income before income taxes, excluding noteworthy items	$64.0	$46.9	$56.3	$161.9	$58.9
Select Period End Balance
Loans (includes HFS)	$6,257.0	$6,463.5	$8,096.2	$6,257.0	$8,096.2
Earning assets	6,328.5	6,532.6	8,122.7	6,328.5	8,122.7
Deposits	27,382.4	27,889.0	31,970.4	27,382.4	31,970.4
Select Average Balances
Average loans (includes HFS)	$6,367.1	$6,742.1	$8,399.0	$6,789.7	$8,554.8
Average earning assets ("AEA")	6,435.8	6,810.2	8,426.6	6,878.3	8,583.0
Statistical Data
Net finance margin - NFR as a % of AEA	5.83%	5.76%	4.57%	5.54%	4.60%
Net efficiency ratio	60.0%	65.6%	70.9%	62.7%	82.6%
Pretax return on AEA	3.98%	2.75%	2.70%	3.19%	0.20%
New business volume	$592.7	$616.9	$510.5	$1,729.2	$1,883.3

Pre-tax income for the quarter was up from the year-ago quarter, as the decline in operating expenses, notably FDIC deposit insurance costs, offset a lower benefit in the provision for credit losses. There were no noteworthy items in the current quarter, while the year-ago quarter included a portion of the PSU compensation expense reversal of $0.5 million. Pre-tax income was up from the prior quarter, as lower operating expenses and higher benefit for credit losses offset lower NFR due to lower interest income primarily from a decline in average loans and lower other non-interest income (lower gains on sales of loans).

The nine months ended September 30, 2021 included a noteworthy item related to our strategic decision to sell certain investment securities, while the year-ago year-to-date period included a goodwill impairment charge, a $3.2 million charge to the provision for credit losses from the MOB Acquisition, and the noted PSU compensation expense reversal. Pre-tax income excluding noteworthy items for the nine months ended September 30, 2021 was up from the year-ago period as higher other non-interest income, lower operating expenses and higher benefit for credit losses offset lower NFR.

Compared to the year-ago quarter and prior quarter, as well as nine months ended September 30, 2020, average loans were down, primarily due to LCM loan sales and run-off and SBA PPP loan forgiveness. While the prepayment activity has slowed down compared to the prior quarter, prepayment activity was up for the nine months ended September 30, 2021 compared to the year-ago period.

Deposits, which include deposits from the branch and online channels, decreased from the year-ago and prior quarters. The declines are primarily driven by reductions in time deposits. See discussions in Net Finance Revenue and Funding and Liquidity sections.

Trends included:

•

NFR decreased for the quarter and nine months ended September 30, 2021 compared to the year-ago and prior quarters as interest income was down due to lower overall loan balances offset by the interest benefit that this segment receives from the other segments for the value of excess deposits it generates

•

NFR benefited from PAA accretion of $19.4 million in the current quarter, compared to $18.2 million in the year-ago quarter and $20.0 million in the prior quarter. For the nine months ended September 30, 2021, PAA accretion was $55.6 million, compared to $52.1 million for the same period in 2020. See Purchase Accounting Accretion table in Net Finance Revenue section for amounts of PAA accretion by division.

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

Corporate and Other: Financial Data and Metrics (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
Earnings Summary	2021	2021	2020	2021	2020
Interest income	$17.6	$16.8	$26.3	$57.4	$98.9
Interest expense	54.6	52.1	66.1	157.3	199.9
Net finance revenue ("NFR")	(37.0)	(35.3)	(39.8)	(99.9)	(101.0)
Other non-interest income	1.0	12.9	25.5	125.6	77.5
Operating expenses/(gain) loss on debt extinguishment	0.7	(24.9)	3.9	(16.5)	65.9
(Loss) income before income taxes	(36.7)	2.5	(18.2)	42.2	(89.4)
Noteworthy items	13.9	(6.2)	3.5	(65.8)	77.7
(Loss) before income taxes, excluding noteworthy items	$(22.8)	(3.7)	$(14.7)	$(23.6)	$(11.7)
Select Period End Balance
Earning assets	$10,167.4	$10,421.8	$13,006.6	$10,167.4	$13,006.6
Select Average Balances
Average earning assets ("AEA")	$10,465.1	$10,673.7	$13,472.3	$10,566.7	$11,926.9
Statistical Data
Net finance margin — NFR as a % of AEA	(1.42%)	(1.33%)	(1.18%)	(1.26%)	(1.13%)
Pretax return on AEA	(1.41%)	0.09%	(0.54%)	0.53%	(1.00%)
There was a higher pre-tax loss for the quarter compared to the year-ago quarter, while pre-tax income for the nine months ended September 30, 2021 was up from the year-ago pre-tax loss. However, pre-tax results, excluding noteworthy items were down compared to all periods. Compared to the prior quarter, the decline reflected higher operating expenses as the prior quarter included a benefit from the reserve release related to indemnification obligations.

Compared to the year-ago quarter, the decline in pre-tax results, excluding noteworthy items, reflected lower non-interest income from lower gains on sales of investment securities and lower BOLI income. Non-interest income was also down year-to-date compared to 2020, plus while operating expenses in 2021 included the benefit from the reserve release related to indemnification obligations, the year-ago nine months included a gain on debt redemptions of approximately $15 million.

Pre-tax income in each of the periods included noteworthy items.

•

For the 2021 periods, the current and prior quarters included $0.7 million and $1.7 million, respectively, of FCB merger costs (operating expenses). The current quarter also include a $13.2 million CTA release charge in other non-interest income. The prior quarter include a $7.9 million reversal of previously recorded restructuring charges (operating expenses). Year-to-date included $80.4 million of gains on strategic sales of investment securities (other non-interest income), the noted CTA release (other non-interest income) and restructuring reserve reversal (operating expenses) and a total of $9.3 million of FCB merger costs (operating expenses).

•

For the 2020 periods, within operating expenses, the year-ago quarter included $12.6 million of MOB merger and integration costs and the reversal of $9.1 million of PSU compensation expenses. Year-to-date included $49.6 million of MOB merger and integration costs, $37.2 million of restructuring costs, and the noted PSU expense reversal.

Noteworthy items are listed in the Non-GAAP Financial Measurements section.

LOANS AND LEASES

The following table presents our period end loans and leases by segment:

Loans and Leases Composition (dollars in millions)

	September 30,	June 30,	December 31,
	2021	2021	2020
Commercial Banking
Commercial Finance
Loans	$16,099.2	$15,969.9	$16,243.9
Operating lease equipment, net	355.3	369.9	395.6
Assets held for sale	78.9	32.5	702.1
Total loans and leases	16,533.4	16,372.3	17,341.6
Business Capital
Loans	4,623.4	4,660.8	4,777.8
Operating lease equipment, net	321.6	292.8	342.1
Assets held for sale	1.4	0.7	—
Total loans and leases	4,946.4	4,954.3	5,119.9
Rail
Loans	63.7	62.6	60.7
Operating lease equipment, net	7,260.6	7,119.1	7,098.9
Assets held for sale	2.4	-	0.3
Total loans and leases	7,326.7	7,181.7	7,159.9
Real Estate Finance
Loans	6,430.8	6,572.6	7,554.1
Total loans and leases	6,430.8	6,572.6	7,554.1
Total Segment - Commercial Banking
Loans	27,217.1	27,265.9	28,636.5
Operating lease equipment, net	7,937.5	7,781.8	7,836.6
Assets held for sale	82.7	33.2	702.4
Total loans and leases	35,237.3	35,080.9	37,175.5
Consumer Banking
Consumer and Community Banking
Loans	5,041.8	5,079.5	5,814.3
Assets held for sale	13.1	18.3	13.9
Total loans and leases	5,054.9	5,097.8	5,828.2
Legacy Consumer Mortgages
Loans	1,202.1	1,365.7	1,693.8
Assets held for sale	-	-	4.9
Total loans and leases	1,202.1	1,365.7	1,698.7
Total Segment - Consumer Banking
Loans	6,243.9	6,445.2	7,508.1
Assets held for sale	13.1	18.3	18.8
Total loans and leases	6,257.0	6,463.5	7,526.9
Total loans	$33,461.0	$33,711.1	$36,144.6
Total operating lease equipment, net	7,937.5	7,781.8	7,836.6
Total assets held for sale	95.8	51.5	721.2
Total loans and leases	$41,494.3	$41,544.4	$44,702.4

Origination activity during the 2021 third quarter was up compared to the prior quarter, while loans and leases were relatively flat due to sales and prepayment activity. Commercial Banking loans and leases were up from June 30, 2021 reflecting increased factoring receivables in Commercial Finance due to seasonal trends and higher rail assets reflecting purchases, partially offset by prepayments and repayments in Real Estate Finance. The decline in Consumer Banking reflected prepayment activity that outpaced new business volume in Consumer and Community Banking, and sales and continued run-off of the LCM portfolio.

The decline in loans and leases since December 31, 2020 in Commercial Banking primarily reflect the sale of the Aviation Lending portfolio in Commercial Finance and high prepayment activity in Commercial Finance and Real Estate Finance. The decline in loans in Consumer Banking were driven by higher prepayment activity, and sales and run-off of the LCM portfolio.

The following table presents the changes to our loans and leases:

Changes in Loans and Leases (dollars in millions)

	Commercial Banking	Consumer Banking	Total
Balance as of June 30, 2021	$35,080.9	$6,463.5	$41,544.4
New business volume	2,658.7	592.7	3,251.4
Factoring volume	6,871.7	—	6,871.7
Loan and portfolio sales	(26.6)	(126.4)	(153.0)
Equipment sales	(46.6)	—	(46.6)
Depreciation	(85.1)	—	(85.1)
Gross charge-offs	(15.3)	(1.1)	(16.4)
Net collections and other	(9,200.4)	(671.7)	(9,872.1)
Balance as of September 30, 2021	$35,237.3	$6,257.0	$41,494.3

Balance as of December 31, 2020	$37,175.5	$7,526.9	$44,702.4
New business volume	6,937.5	1,729.2	8,666.7
Factoring volume	18,754.5	—	18,754.5
Loan and portfolio sales	(867.9)	(374.5)	(1,242.4)
Equipment sales	(256.4)	—	(256.4)
Depreciation	(252.6)	—	(252.6)
Gross charge-offs	(86.2)	(6.5)	(92.7)
Net collections and other	(26,167.1)	(2,618.1)	(28,785.2)
Balance as of September 30, 2021	$35,237.3	$6,257.0	$41,494.3

Portfolio activities are discussed in the respective segment descriptions in Results by Business Segment.

The following tables present new business volume, loan and portfolio sales, and equipment sales by segment:

New Business Volume (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Commercial Banking	$2,658.7	$2,355.1	$2,111.2	$6,937.5	$7,402.5
Consumer Banking	592.7	616.9	510.5	1,729.2	1,883.3
Total	$3,251.4	$2,972.0	$2,621.7	$8,666.7	$9,285.8

Loan and Portfolio Sales (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Commercial Banking	$26.6	$768.3	$53.9	$867.9	$95.5
Consumer Banking	126.4	147.9	151.9	374.5	270.9
Total	$153.0	$916.2	$205.8	$1,242.4	$366.4

Equipment Sales (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Commercial Banking	$46.6	$84.4	$74.9	$256.4	$176.3
Corporate	—	—	—	—	0.3
Total	$46.6	$84.4	$74.9	$256.4	$176.6

CONCENTRATIONS

CONSOLIDATED CONCENTRATIONS

Geographic Concentrations

The following table represents CIT’s combined commercial and consumer loans and leases, including assets held for sale, by geographical regions:

Total Loans and Leases by Geographic Region(1) (dollars in millions)

	September 30, 2021		December 31, 2020
West	$12,696.3	30.6%	$14,553.4	32.6%
Northeast	8,748.8	21.1%	9,495.3	21.2%
Midwest	6,161.7	14.8%	6,098.8	13.6%
Southwest	5,776.7	13.9%	5,881.8	13.2%
Southeast	5,112.8	12.3%	5,457.7	12.2%
Total U.S.	38,496.3	92.7%	41,487.0	92.8%
Canada	1,517.5	3.7%	1,454.6	3.3%
Europe	471.0	1.1%	565.5	1.3%
Asia / Pacific	385.7	0.9%	601.1	1.3%
All other countries	623.8	1.6%	594.2	1.3%
Total	$41,494.3	100.0%	$44,702.4	100.0%

(1) Table represents a combination of commercial loans and leases that are shown by obligor geography and consumer loans that are shown by property address.

Ten Largest Accounts

Our ten largest loan and lease accounts, primarily lessees of rail assets, in the aggregate represented approximately 5.4% and 5.3% of our total loans and leases at September 30, 2021 and December 31, 2020, respectively (the largest account was less than 1.0%).

COMMERCIAL CONCENTRATIONS

Geographic Concentrations

The following table represents the commercial loans and leases, including assets held for sale, by obligor geography:

Commercial Loans and Leases by Obligor - Geographic Region (dollars in millions)

	September 30, 2021		December 31, 2020
West	$8,733.3	24.1%	$9,878.0	25.8%
Northeast	8,307.1	23.0%	8,913.8	23.3%
Midwest	5,991.3	16.6%	5,854.5	15.3%
Southwest	5,478.5	15.1%	5,506.4	14.4%
Southeast	4,687.3	12.9%	4,899.9	12.8%
Total U.S.	33,197.5	91.7%	35,052.6	91.6%
Canada	1,517.5	4.2%	1,454.6	3.8%
Europe	471.0	1.3%	565.5	1.5%
Asia / Pacific	385.7	1.1%	601.1	1.6%
All other countries	623.8	1.7%	594.2	1.5%
Total	$36,195.5	100.0%	$38,268.0	100.0%

The following table summarizes both state concentrations greater than 5.0% and international country concentrations in excess of 1.0% of our loans and leases:

Commercial Loans and Leases by Obligor - State and Country (dollars in millions)

	September 30, 2021		December 31, 2020
State
California	$6,317.9	17.5%	$6,981.6	18.2%
Texas	4,506.0	12.4%	4,461.6	11.7%
New York	2,695.2	7.4%	3,257.2	8.5%
Florida	1,851.0	5.1%	2,011.1	5.3%
All other states	17,827.4	49.3%	18,341.1	47.9%
Total U.S.	$33,197.5	91.7%	$35,052.6	91.6%
Country
Canada	$1,517.5	4.2%	$1,454.6	3.8%
Marshall Islands	369.1	1.0%	498.2	1.3%
All other countries	1,111.4	3.1%	1,262.6	3.3%
Total international	$2,998.0	8.3%	$3,215.4	8.4%

Industry Concentrations

The following table represents loans and leases, including assets held for sale, by industry of obligor:

Commercial Loans and Leases by Obligor – Industry(3) (dollars in millions)

	September 30, 2021		December 31, 2020
Real Estate	$7,087.3	19.6%	$7,708.5	20.1%
Manufacturing(1)	5,617.9	15.5%	5,409.8	14.1%
Service industries	2,812.9	7.8%	2,850.1	7.4%
Retail(2)	2,630.0	7.3%	2,627.9	6.9%
Energy and utilities	2,601.0	7.2%	2,537.7	6.6%
Wholesale	2,362.5	6.5%	2,145.7	5.6%
Rail	1,876.9	5.2%	1,959.4	5.1%
Finance and insurance	1,767.8	4.9%	1,948.4	5.1%
Business services	1,741.9	4.8%	2,274.8	5.9%
Healthcare	1,300.4	3.6%	1,611.9	4.2%
Oil and gas extraction / services	1,093.1	3.0%	1,378.2	3.6%
Transportation	1,061.3	2.9%	1,491.3	3.9%
Communications	801.4	2.2%	711.5	1.9%
Maritime	742.7	2.1%	929.7	2.4%
Other (no industry greater than 2%)	2,698.4	7.4%	2,683.1	7.2%
Total	$36,195.5	100.0%	$38,268.0	100.0%
(1)

At September 30, 2021, includes manufacturers of chemicals, including pharmaceuticals (4.3%), petroleum and coal, including refining (2.7%), stone, clay, glass and concrete (1.6%), food (1.2%), and industrial machinery (1.0%).

(2)	At September 30, 2021, includes retailers of general merchandise (3.2%).
(3)

At September 30, 2021, in addition to the rail industry category, exposure in the Rail division is also included in other obligor industries, with the largest being $2.9 billion in manufacturing, $1.1 billion in wholesale and $696.7 million in Oil and gas extraction / services.

CONSUMER CONCENTRATIONS

The following table presents our total outstanding consumer loans by product, including loans held for sale:

Consumer Loans (dollars in millions)

	September 30, 2021		December 31, 2020
	Net Investment	% of Total	Net Investment	% of Total
Single family residential	$5,240.5	98.9%	$6,343.2	98.6%
Home equity lines of credit and other	58.3	1.1%	91.3	1.4%
Total loans	$5,298.8	100.0%	$6,434.5	100.0%

The following table summarizes state concentrations greater than 5.0% based upon property address:

Consumer Loans Geographic Concentrations (dollars in millions)

	September 30, 2021		December 31, 2020
	Net Investment	% of Total	Net Investment	% of Total
California	$3,232.6	61.0%	$3,652.2	56.8%
Texas	281.0	5.3%	346.9	5.4%
Washington	240.2	4.5%	329.5	5.1%
Other states	1,545.0	29.2%	2,105.9	32.7%
Total loans	$5,298.8	100.0%	$6,434.5	100.0%

OTHER ASSETS AND OTHER LIABILITIES

The following tables present the components of other assets and other liabilities.

Other Assets (dollars in millions)

	September 30,	December 31,
	2021	2020
Tax credit investments and investments in unconsolidated entities	$516.1	$427.0
Fair value of derivative financial instruments	268.5	431.6
Right of use assets	252.7	198.8
Property, furniture and fixtures	176.7	187.0
Prepaid expenses	165.3	169.9
Counterparty receivables	140.2	174.1
Intangible assets, net	110.0	134.9
Current and deferred federal and state tax assets	35.3	60.8
Other(1)	384.2	464.4
Total other assets	$2,049.0	$2,248.5
(1)	Other includes assets supporting legacy non-qualified compensation plans, accrued interest and dividends, accrued rent on operating leases, servicing advances, OREO, and other miscellaneous assets.

Other Liabilities (dollars in millions)

	September 30,	December 31,
	2021	2020
Accrued expenses and accounts payable	$456.6	$546.4
Lease liabilities	288.4	249.9
Current and deferred taxes payable	227.8	122.1
Commitment to fund tax credit investments	195.2	167.7
Fair value of derivative financial instruments	77.9	79.2
Allowance for off-balance sheet credit exposure	50.1	78.3
Accrued interest payable	40.8	88.2
Other(1)	867.1	423.1
Total other liabilities	$2,203.9	$1,754.9
(1)

The increase in the current quarter is due to payables related to investment securities purchased at quarter end that did not settle until October. Other also includes liabilities for taxes other than income, equipment maintenance liabilities, and other miscellaneous liabilities.

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

Our exposure to interest rate risk is guided by the company’s Risk Appetite Framework and a series of risk metrics including measurements of changes in income given a change in rates. The Company utilizes tools across the balance sheet to adjust its interest rate risk exposures, including through business line actions and actions within its investment, funding and derivative activities, as well as deposit product design and pricing.

The composition of our interest rate sensitive assets and liabilities generally results in a net asset-sensitive position, concentrated at the short end of the yield curve, mostly driven by moves in LIBOR, whereby our assets will reprice faster than our liabilities. Interest rate sensitive assets generally consist of interest-bearing cash and floating rate loans. At September 30, 2021, approximately 60% of our total commercial and consumer loans (or approximately 50% of our loans and leases) had floating contractual reference rates, the majority of which were indexed to 1-month and 3-month LIBOR. Approximately 75% of our floating rate loans had index floors, of which approximately 55% were set at 0%. See Reference Rate Reform section below.

Our funding sources consist primarily of non-maturity deposits and time deposits generated through the core deposit channels, including Online, Branch, HOA and Commercial as well as our network of deposit brokers. We also support our funding needs through wholesale funding sources (unsecured and secured debt), including FHLB Advances, though there were no advances at September 30, 2021.

At September 30, 2021, deposits totaled $40 billion. The deposit rates we offer are influenced by market conditions and competitive factors. Changes in interest rates, expected funding needs, as well as actions by competitors, can affect our deposit taking activities and deposit pricing. We regularly assess the effect of deposit rate changes on our balances and seek to achieve optimal alignment between assets and liabilities. As CIT evolves its strategies through various interest rate cycles, management may periodically revise the modelling assumptions and approaches in accordance with CIT’s governance structure, which may also impact changes in reported sensitivity.

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

NII Sensitivity and EVE Sensitivity (dollars in millions)

	September 30, 2021			December 31, 2020
	+200 bps	+100 bps	-25 bps / 0% Floors	+200 bps	+100 bps	-25 bps / 0% Floors
NII Sensitivity	$165	$74	$(11)	$137	$85	$(15)
EVE Sensitivity	$(12)	$(10)	$(1)	$6	$62	$(54)

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

On a year-to-date basis, as of September 30, 2021, the dollar NII and EVE sensitivity changes are primarily due to changes in the composition of the balance sheet, as well as enhancements in modeling assumptions impacting long term deposit betas.

We generally have more floating rate/re-pricing interest sensitive assets than liabilities on the short end of the yield curve. As a result, the interest rate risk sensitivity of our current portfolio is more impacted by moves in short-term interest rates. Therefore, the NFR associated with the interest rate sensitive assets, liabilities and off-balance sheet items may change when short-term interest rates change and may also be impacted by factors beyond interest rates, such as changes in balance sheet composition, spread compression or expansion, and deviations from modelled deposit betas. In addition, re-pricing of our non-interest rate sensitive assets (for example, the rail operating leases) will impact NFR.

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

EVE Sensitivity supplements NII Sensitivity simulation analysis as it estimates risk exposures beyond a twelve-month horizon. EVE Sensitivity modeling measures the extent to which the economic value of assets, liabilities and off-balance sheet instruments may change in response to a change in interest rates. EVE Sensitivity is calculated by subjecting the balance sheet to different rate shocks, measuring the net value of assets, liabilities and off-balance sheet instruments, and comparing those amounts with the EVE in the base case, calculated using a market-implied forward interest rate curve. The methodology with which the operating lease assets are assessed in the EVE Sensitivity results in the table above reflects the existing contractual rental cash flows and the expected residual value at the end of the existing contract term.

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

We use results of our various interest rate risk analyses to formulate and implement asset and liability management (“ALM”) strategies, in coordination with the Asset Liability Committee (“ALCO”), to achieve the desired risk profile, while managing our objectives for capital adequacy, liquidity risk exposures and other strategic objectives. Specifically, we may manage our interest rate risk position through certain pricing strategies and product design for loans and deposits, our investment portfolio, issuing term debt with floating or fixed interest rates, and using derivatives such as interest rate swaps, which modify the interest rate characteristics of certain assets or liabilities.

These measurements provide an estimate of our interest rate sensitivity; however, they do not account for potential changes in credit quality, size, mix, and prepayment characteristics of our balance sheet, changes in PAA, or changes in the competition for business in the industries we serve. They also do not account for other business developments such as the recently announced Definitive Merger Agreement and other actions that could affect NFR, or for management actions that could affect NFR or that could be taken to change our risk profile. Accordingly, we can give no assurance that actual results would not differ materially from the estimated outcomes of our simulations. Further, the range of such simulations is not intended to represent our current view of the expected range of future interest rate movements.

Reference Rate Reform

In 2017, the U.K. Financial Conduct Authority, which is the authority responsible for regulating LIBOR, announced that the publication of LIBOR is not guaranteed beyond 2021. On November 30, 2020, the Intercontinental Exchange Benchmark Administration (“IBA”) announced it will cease the publication of one week and two-month USD LIBOR settings at the end of December 2021 and the remaining USD LIBOR settings at the end of June 2023. CIT holds instruments such as loans, investments, derivative products, and other financial instruments that use LIBOR as a benchmark rate. However, CIT’s LIBOR exposure is primarily to tenures other than one week and two-month USD LIBOR.

The Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of the Comptroller of the Currency followed with a joint statement encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. As a result, CIT will stop originating new products using LIBOR by the end of 2021. LIBOR is a benchmark interest rate for most of our floating rate earning assets, particularly in Commercial Finance, Real Estate Finance and Consumer Banking (primarily mortgages), as well as certain liabilities and off-balance sheet exposures. We continue to monitor industry and regulatory developments and have a well-established transition program in place to manage the implementation of alternative reference rates as the market transitions away from LIBOR. Coordination is being handled by the Alternative Rates Working Group, a cross-functional team directed by a senior executive-level steering committee. Its mission is to work with CIT's businesses to ensure a smooth transition for CIT and its customers to an appropriate LIBOR alternative. Certain financial markets and products have already migrated to alternatives. CIT's Alternative Rates Working Group ensures that CIT is ready to move quickly and efficiently as consensus around LIBOR alternatives emerge. The Company has processes in place to complete its review of the population of legal contracts impacted by the LIBOR transition, and updates to our operational systems and processes are substantially in place.

The Company expects to utilize SOFR as our preferred replacement index for LIBOR; however, we continue to monitor how the market evolves regarding the use of alternative rates.

FUNDING AND LIQUIDITY

We continue to maintain appropriate levels of liquidity in accordance with our risk limit structures and comprehensive liquidity risk management framework. As of September 30, 2021, we were 90% deposit funded, and continued to maintain liquidity in excess of our minimum required risk limits. The framework includes monitoring processes and systems that are designed to ensure we have the appropriate level of liquidity to meet expected and contingent funding needs under both normal and stressed environments.

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

At September 30, 2021, we had approximately $9.2 billion of total Liquid Assets and approximately $6.2 billion of contingent liquidity sources available, most of which is held at the Bank, commensurate with our assets.

•

At September 30, 2021, our Liquid Assets[3] comprised approximately 17% of total assets and included $4.4 billion of Available Cash (of which $0.7 billion is available at the parent and non-bank subsidiaries) and approximately $4.8 billion of High Quality Liquid securities[4] (“HQL securities”).

•	At September 30, 2021, our contingent liquidity sources included:
o

A committed and secured ABL facility (matures on December 20, 2021) of $750 million available to the parent and non-bank subsidiaries, of which $724 million was unused, provided that eligible assets are available to serve as collateral. Based on eligible collateral, net of reserves, $513 million was available to be drawn to support the FHC liquidity needs.

o	A committed Revolving Credit Facility of $300 million, all of which was available to be drawn by CIT Group Inc. The facility matured on November 1, 2021 and was not renewed.
o

FHLB capacity of $5.4 billion (collateralized by lending assets). There were no advances outstanding, resulting in $5.4 billion of available capacity for CIT Bank. (There were no HQL securities pledged at the FHLB at quarter end).

In addition, the Company has access to a borrowing facility with the FRB Discount Window. No amount was outstanding on this facility. See “FRB” section further below.

Cash

Cash totaled $4.6 billion at September 30, 2021 and $4.0 billion at December 31, 2020.

Investment Securities

Investment securities consisted primarily of US Treasury and Agency-issued fixed income securities and totaled $5.8 billion at September 30, 2021 and $6.9 billion at December 31, 2020, of which $5.6 billion and $6.7 billion, respectively, were AFS. Given market conditions, during the first quarter of 2021 we strategically sold certain AFS securities, which were primarily mortgage backed securities (“MBS”), to monetize unrealized gains that resided in AOCI. Securities of $0.1 billion and $1.9 billion were pledged as of September 30, 2021 and December 31, 2020, respectively, to secure FHLB financing availability and mortgage programs, public funds in CIT Bank, derivative contracts and for other purposes as required or permitted by law.

We had $100 million and $150 million of securities purchased under agreement to resell at September 30, 2021 and December 31, 2020, respectively. See Note 6 — Investment Securities in Item 1 for additional information on types and maturities of investment securities.

[3]	Liquid Assets include available cash and HQL securities.
[4]

HQL securities include readily marketable, unpledged securities, as well as securities available for sale and pledged but not drawn against at the FHLB. HQL securities generally are comprised of Treasury and Agency securities held outright or via reverse repurchase agreements.

Funding Sources

We fund our operations through deposits and borrowings. Deposits totaled $40.2 billion, 90% of total funding at September 30, 2021 and $43.0 billion, 88% of total funding at December 31, 2020. Borrowings totaled $4.2 billion at September 30, 2021 and $5.8 billion at December 31, 2020. Borrowings consist of senior unsecured notes, subordinated unsecured notes and secured borrowings.

Unsecured borrowings were approximately 10% of total funding at September 30, 2021 and December 31, 2020. Secured borrowings were less than 1% at September 30, 2021, down from 2% at December 31, 2020, due to repayments. See the Net Finance Revenue section for a tabular presentation of our average funding mix.

In the first quarter of 2021, $500 million of unsecured borrowings were scheduled to mature, which we redeemed on February 9, 2021. No premium was paid upon redemption. In addition, we paid down $1.1 billion of FHLB advances during the first half of 2021. The next scheduled unsecured borrowings maturity coming due is the $1.147 billion, 5.0% Senior Notes which mature in August 2022. As of September 30, 2021, time deposits with maturities over the coming twelve months were $5.6 billion.

Deposits

CIT Bank offers a full suite of deposit offerings to its commercial and consumer customers through a national online platform, a network of approximately 80 branches, which are in top MSAs in Southern California, and include bank branches acquired with the MOB Acquisition, primarily in the Southwest, Midwest and Southeast. The period end balances are as follows:

Deposits by Channel (dollars in millions)

	September 30, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
Online	$16,215.7	40%	$18,864.6	44%
Branch	11,166.7	28%	11,461.8	26%
Homeowners association	6,888.6	17%	5,871.6	14%
Commercial	4,256.0	11%	4,445.0	10%
Brokered / other channel	1,710.3	4%	2,428.6	6%
Total deposits	$40,237.3	100%	$43,071.6	100%

The following table details our period end deposit balances by type:

Deposits by Type (dollars in millions)

	September 30, 2021		December 31, 2020
	Total	Percent of Total	Total	Percent of Total
Savings and money market	$25,652.5	64%	$26,019.1	60%
Time deposits	7,821.2	20%	10,420.2	24%
Interest-bearing checking	3,382.7	8%	3,247.6	8%
Non-interest bearing deposits	3,380.9	8%	3,384.7	8%
Total deposits	$40,237.3	100%	$43,071.6	100%

The decline in the deposit balance in 2021 reflected our decision to reduce excess interest-bearing cash and implement strategic rate reductions. We lowered higher cost time and brokered deposits, partially offset by growth in the HOA channel, as we continued to shift the mix from time deposits to non-maturity deposits.

See “Net Finance Revenue” for discussion on deposits interest expense and rates.

At the Company, the loans and leases to deposits ratio was 103% at September 30, 2021, compared to 104% at December 31, 2020. At the Bank, the loans and leases to deposits ratio was 89% at September 30, 2021, compared to 90% at December 31, 2020.

Unsecured Borrowings

Revolving Credit Facility

There were no borrowings outstanding under the Revolving Credit Facility. The Revolving Credit Facility had a total commitment amount of $300 million as of September 30, 2021, all of which was available to be drawn. The facility matured on November 1, 2021 and was not renewed.

Senior Unsecured Notes

At September 30, 2021, senior unsecured notes outstanding totaled $3.7 billion and the weighted average coupon rate was 4.70%, compared to $4.2 billion and 4.63% at December 31, 2020. The changes reflected the $500 million redemption in February.

Subordinated Unsecured Notes

Subordinated unsecured notes principal amount totaled $500 million as of September 30, 2021 and consisted of $100 million of 4.125% fixed-to-fixed subordinated notes due in 2029 and $400 million of 6.125% fixed rate subordinated notes due 2028, which are included in Tier 2 capital.

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

There were no outstanding FHLB advances at September 30, 2021. The decline from December 31, 2020 reflected net repayments during the year. CIT Bank may borrow additional FHLB advances, as liquidity needs arise or repay advances as liquidity allows. The available capacity was $5.4 billion at September 30, 2021 with pledged assets of $7.0 billion, essentially all lending assets. FHLB advances and pledged assets are also discussed in Note 8 — Borrowings.

Other Secured and Structured Financings

Outstanding other secured and structured financings were not significant and totaled $12.0 million at September 30, 2021, and $6.1 million at December 31, 2020. The total borrowing capacity of the ABL facility was $750 million, with net availability based on eligible collateral. There were $26 million of LCs outstanding and no borrowings at September 30, 2021. The facility expires in December 2021.

FRB

The Company has a borrowing facility with the FRB Discount Window that can be used for short-term, typically overnight borrowings. The borrowing capacity is determined by the FRB based on the collateral pledged. There were no outstanding borrowings with the FRB Discount Window as of September 30, 2021 and December 31, 2020. See Note 8 — Borrowings in Item 1 for total balances pledged, including amounts to the FRB.

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

CIT Group Inc. and CIT Bank, N.A. debt ratings, as rated by Standard & Poor’s Ratings Services (“S&P”), Fitch Ratings, Inc. (“Fitch”) and Moody’s Investors Service (“Moody’s”) are presented in the following table:

Ratings

	S&P	Fitch	Moody’s
Last Credit Update	12/10/20	11/2/21	10/1/21
CIT Group Inc.
Long Term Senior Unsecured Debt	BB+	BBB-	Ba1
Subordinated Debt	BB	BB+	Ba1
Non-Cumulative Perpetual Stock	B+	B+	Ba3
Ratings Outlook / Trend	Positive (Watch)	Positive (Watch)	Upgrade (Review)
CIT Bank, N.A.
Issuer Rating	BBB-	BBB-	Ba1
Long Term Senior Bank Notes	BBB-	BBB-	Ba1
Deposit Rating (LT/ST)	N/A	BBB / F3	Baa1 / P-2
Outlook	Positive (Watch)	Positive (Watch)	Upgrade (Review)

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

On June 15, 2021, DBRS, Inc. (DBRS) withdrew its ratings on CIT Group Inc. and CIT Bank, N.A. Their last rating action on CIT was on October 16, 2020, when DBRS placed CIT's ratings, including its Long Term Senior Unsecured Debt rating of BBB (low), under review with positive implications. This prior rating action followed the announcement that CIT had entered into a definitive merger agreement with First Citizens.

Contractual Commitments

The following table summarizes commitment expiration during the respective twelve-month periods.

Commitment Expiration for the Twelve Months Ending September 30, (dollars in millions)

	Total	2022	2023	2024	2025	2026+
Financing commitments (excluding leases)	$6,673.7	$2,615.1	$1,118.7	$1,229.7	$751.3	$958.9
Lessor commitments	408.2	408.2	—	—	—	—
Letters of credit	259.1	44.5	56.2	62.7	27.5	68.2
Deferred purchase agreements	2,170.5	2,170.5	—	—	—	—
Total contractual commitments	$9,511.5	$5,238.3	$1,174.9	$1,292.4	$778.8	$1,027.1

At September 30, 2021, substantially all of our undrawn financing commitments were senior facilities, with approximately 95% secured by commercial equipment or other assets, and the remainder primarily comprised of cash flow or enterprise value facilities. Most of our undrawn and available financing commitments are in the Commercial Finance and Real Estate Finance divisions of Commercial Banking and include unused revolver availability of $2.9 billion, which is subject to borrower base revolver capacity and covenant compliance. Also included in financing commitments are delayed draws and term loans of $1.7 billion. Customer draws on such facilities are subject to certain pre-determined contract conditions. The top ten undrawn financing commitments totaled $678.9 million at September 30, 2021. Financing commitments related to consumer loans totaled approximately $519.3 million. See Note 13 – Commitments in Item 1 for further detail.

CAPITAL

Capital Management

The Company’s capital management is discussed in our Annual Report on Form 10-K, Item 1. Business Overview - Regulation, subsections Capital Requirements and Regulatory Expectations for Capital Planning.

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

Return of Capital

We declared and paid the following dividends in 2021:

Declaration Date	Payment Date	Per Share Dividend
Common Stock
January 22, 2021	February 19, 2021	$0.35
April 20, 2021	May 21, 2021	$0.35
July 19, 2021	August 13, 2021	$0.35
Series A Preferred Stock
April 20, 2021	June 15, 2021	$29.00
Series B Preferred Stock (dividend per share rounded)
January 22, 2021	March 15, 2021	$0.35
April 20, 2021	June 15, 2021	$0.35
July 19, 2021	September 15, 2021	$0.35

On October 18, 2021, the Board of Directors of the Company declared a quarterly cash dividend in the amount of $0.35 per outstanding common share. The common stock dividend is payable on November 12, 2021 to common shareholders of record as of October 29, 2021.

On October 18, 2021, the Board of Directors of the Company declared a semi-annual cash dividend in the amount of $29 per outstanding share on Series A preferred stock and a quarterly cash dividend in the amount of approximately $0.35 per outstanding share on Series B preferred stock. The dividends are payable on December 15, 2021 to Series A and B preferred shareholders of record as of November 30, 2021. Payment of the dividend on the Company’s Series A and Series B preferred stock is conditional on the anticipated merger between CIT and FCB, if approved, occurring after the record date. If the merger occurs before the record date, the Company’s Series A and Series B preferred stock will be replaced with First Citizens’ new Series B and new Series C Preferred Stock, respectively, and will have such rights, preferences, privileges and voting powers, and limitations and restrictions, taken as a whole, that are not materially less favorable to the holders thereof than the Company’s existing Series A and Series B Preferred Stock, and First Citizens will be responsible for paying the dividend on December 15, 2021 to holders of record as of November 30, 2021 of its new Series B and new Series C Preferred Stock, respectively.

Capital Composition and Ratios

The Company is subject to various regulatory capital requirements. We compute capital ratios in accordance with Federal Reserve and OCC capital rules for assessing adequacy of capital. The regulatory capital rules applicable to the Company and CIT Bank were the Basel III Rule and the Simplification Final Rule for the periods ended September 30, 2021 and December 31, 2020. At September 30, 2021 and December 31, 2020, the capital ratios of the Company and CIT Bank exceeded all capital adequacy requirements.

In March 2020, the OCC, FRB and FDIC collectively issued the Revised CECL Transition Rule for regulatory capital, which provides for the option to delay for two years the impact of CECL’s effect on regulatory capital, followed by a three-year transition period. The Company elected to use the 5-year transition under the Revised CECL Transition Rule, which resulted in a benefit of $109 million in capital as of September 30, 2021.

Capital Components, Risk-Weighted Assets, and Capital Ratios (dollars in millions)

	September 30,	December 31,
	2021	2020
CET1 Capital
Total common stockholders’ equity(1)	$5,649.6	$5,197.9
Effect of CECL transition impact on retained earnings(2)	109.0	174.0
Effect of certain items in AOCI excluded from CET1 Capital	122.3	(44.8)
Adjusted total equity	5,880.9	5,327.1
Deferred tax assets (DTAs) arising from net operating loss and tax credit carryforwards	(6.1)	(8.8)
Intangible assets, net of associated deferred tax liabilities (DTLs)	(102.6)	(125.5)
CET1 Capital	5,772.2	5,192.8
Additional Tier 1 Capital
Preferred Stock	525.0	525.0
Total Additional Tier 1 Capital	525.0	525.0
Total Tier 1 Capital	6,297.2	5,717.8
Tier 2 Capital
Qualifying Tier 2 Capital Instruments	495.3	494.9
Qualifying adjusted allowance for credit losses(2)(3)	605.3	650.5
Total Tier 2 Capital	1,100.6	1,145.4
Total Capital	$7,397.8	$6,863.2
Risk-Weighted Assets	$48,383.4	$51,847.0
CIT Ratios
CET1 Capital Ratio	11.9%	10.0%
Tier 1 Capital Ratio	13.0%	11.0%
Total Capital Ratio	15.3%	13.2%
Tier 1 Leverage Ratio	11.5%	9.5%
CIT Bank, N.A. Capital Components and Ratios
CET1 Capital	$5,446.7	$4,907.7
Tier 1 Capital	5,446.7	4,907.7
Total Capital	6,255.6	5,760.1
Risk-Weighted Assets	40,607.8	43,962.5
CET1 Capital Ratio	13.4%	11.2%
Tier 1 Capital Ratio	13.4%	11.2%
Total Capital Ratio	15.4%	13.1%
Tier 1 Leverage Ratio	11.1%	8.9%
Effective/Required Minimum Ratios under Basel III Guidelines (CIT and CIT Bank)
CET1 Capital Ratio	7.0%	7.0%
Tier 1 Capital Ratio	8.5%	8.5%
Total Capital Ratio	10.5%	10.5%
Tier 1 Leverage Ratio	4.0%	4.0%
(1)	See Condensed Consolidated Balance Sheets for the components of total common stockholders’ equity.
(2)	Reflects the CECL transition impact based on the Revised CECL Transition Rule.
(3)

ACL included in Tier 2 Capital is limited to 1.25% of risk weighted assets and includes allowance for off-balance sheet credit exposures (e.g. unfunded lending commitments and DPAs) recorded in other liabilities.

The CET1 Capital Ratio increased from December 31, 2020, reflecting increased retained earnings, combined with a reduction in RWA.

The reconciliation of balance sheet assets to RWA is presented below:

Risk-Weighted Assets (dollars in millions)

	September 30,	December 31,
	2021	2020
Balance sheet assets	$54,420.0	$58,106.6
Risk weighting adjustments to balance sheet assets	(11,961.9)	(12,898.1)
Risk-weighted off-Balance sheet items	5,925.3	6,638.5
Risk-Weighted Assets	$48,383.4	$51,847.0

The decrease in balance sheet assets was driven by a decline in loans and investment securities, partially offset by an increase in cash balances. The risk weighting adjustments to balance sheet assets as of September 30, 2021 decreased from December 31, 2020 as a result of the decline in investment securities, single family residential loans and mark-to-market on derivatives, slightly offset by higher cash balances. The off-balance sheet items are lower, primarily due to lower off-balance sheet commitments and derivative contract exposures.  See Note 13 – Commitments in Item 1, which presents a table reflecting the off-balance sheet commitments.

The 2021 off-balance sheet items primarily reflect $2.7 billion of unused lines of credit (largely related to the Commercial and Real Estate Finance divisions), $2.2 billion related to DPAs (Commercial Finance division), $0.5 billion of derivative exposures, and $0.5 billion of other items. See Note 13 — Commitments in Item 1 for further detail on commitments.

Book Value, Tangible Book Value and per Share Amounts (dollars in millions, except per share amounts)

	September 30,	December 31,
	2021	2020
Total common stockholders' equity	$5,649.6	$5,197.9
Intangible assets	(110.0)	(134.9)
Tangible book value(1)	$5,539.6	$5,063.0
Book value per share	$56.97	$52.71
Tangible book value per share(1)	$55.86	$51.34
(1)	Tangible book value and tangible book value per share are non-GAAP measures. See Non-GAAP Financial Measurements for reconciliation of Non-GAAP to GAAP financial information

Book value ("BV") and tangible book value (“TBV”), and the respective per share amounts, at September 30, 2021 increased from December 31, 2020, as net income more than offset changes in AOCI and dividends paid, as well as the increase in common shares outstanding due to the vesting of restricted stock.

CIT BANK, N.A.

The following tables present condensed financial information for CIT Bank. Trends and significant items are discussed in the previous sections of the MD&A. Loans and leases not included in the bank primarily relate to certain rail assets and our factoring business. Capital ratios are presented in the Capital section.

Condensed Balance Sheets (dollars in millions)

	September 30,	December 31,
	2021	2020
ASSETS:
Cash and deposits with banks	$4,375.0	$3,829.8
Securities purchased under agreement to resell	100.0	150.0
Investment securities	5,757.3	6,871.1
Assets held for sale	90.5	718.2
Loans	30,957.8	33,632.5
Allowance for credit losses	(780.0)	(1,024.6)
Operating lease equipment, net	5,372.2	5,232.2
Bank owned life insurance	1,193.4	1,168.8
Other assets	1,654.7	1,806.7
Total Assets	$48,720.9	$52,384.7
LIABILITIES AND EQUITY:
Deposits, including $618.8 and $1,131.3 due to affiliates at September 30, 2021 and December 31, 2020, respectively	$40,856.2	$44,202.9
FHLB advances	—	1,100.0
Borrowings, including $302.1 and $552.2 due to affiliates at September 30, 2021 and December 31, 2020, respectively	627.7	872.7
Other liabilities, including $253.9 and $89.7 payable to affiliates at September 30, 2021 and December 31, 2020, respectively	1,888.9	1,266.1
Total Liabilities	43,372.8	47,441.7
Total Equity	5,348.1	4,943.0
Total Liabilities and Equity	$48,720.9	$52,384.7

Loans and Leases, including HFS, by Segment (dollars in millions)

	September 30,	December 31,
	2021	2020
Commercial Banking
Commercial Finance	$14,080.5	$14,875.1
Business Capital	4,945.3	5,118.8
Rail	4,706.9	4,508.0
Real Estate Finance	6,430.8	7,554.1
Total	30,163.5	32,056.0
Consumer Banking
Consumer and Community Banking	5,054.9	5,828.2
Legacy Consumer Mortgages	1,202.1	1,698.7
Total	6,257.0	7,526.9
Total loans and leases	$36,420.5	$39,582.9

Condensed Statements of Operations (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Interest and fees on loans	$328.4	$342.4	$383.9	$1,021.7	$1,235.5
Other interest and dividends	17.8	17.1	27.2	58.6	101.7
Interest income	346.2	359.5	411.1	1,080.3	1,337.2
Interest on deposits	47.3	50.7	103.2	159.2	398.1
Interest on borrowings	3.1	3.4	6.8	11.2	31.2
Interest on deposits and payables with affiliated companies	3.1	4.5	3.4	12.1	11.0
Interest expense	53.5	58.6	113.4	182.5	440.3
Net interest revenue	292.7	300.9	297.7	897.8	896.9
Provision for credit losses	(61.3)	(53.1)	21.5	(212.8)	651.3
Net interest revenue, after credit provision	354.0	354.0	276.2	1,110.6	245.6
Rental income on operating leases	114.0	117.2	126.8	351.6	370.4
Other non-interest income	104.9	130.1	116.5	435.5	304.5
Total net revenue, net of interest expense and credit provision	572.9	601.3	519.5	1,897.7	920.5
Operating expenses	241.1	224.4	275.1	716.0	905.2
Loss on debt extinguishment and deposit redemptions	—	—	—	—	(15.4)
Goodwill impairment	—	—	—	—	323.1
Depreciation on operating lease equipment	67.5	65.2	64.5	199.4	187.3
Maintenance and other operating lease expenses	17.8	24.4	13.4	77.9	68.1
Income (loss) before provision for income taxes	246.5	287.3	166.5	904.4	(547.8)
Provision (benefit) for income taxes	60.5	75.7	46.5	231.1	(66.2)
Net income (loss)	$186.0	$211.6	$120.0	$673.3	$(481.6)
New business volume - funded	$3,215.6	$2,972.0	$2,621.6	$8,627.5	$9,255.6

Net Finance Revenue (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Interest income	$346.2	$359.5	$411.1	$1,080.3	$1,337.2
Rental income on operating leases	114.0	117.2	126.8	351.6	370.4
Finance revenue	460.2	476.7	537.9	1,431.9	1,707.6
Interest expense	53.5	58.6	113.4	182.5	440.3
Depreciation on operating lease equipment	67.5	65.2	64.5	199.4	187.3
Maintenance and other operating lease expenses	17.8	24.4	13.4	77.9	68.1
Net finance revenue	$321.4	$328.5	$346.6	$972.1	$1,011.9
AEA	$46,877.5	$48,300.9	$54,277.6	$48,305.7	$52,599.7

Net Finance Margin

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Interest income	2.96%	2.98%	3.03%	2.98%	3.39%
Rental income on operating leases	0.97%	0.97%	0.93%	0.97%	0.94%
Finance revenue	3.93%	3.95%	3.96%	3.95%	4.33%
Interest expense	0.46%	0.49%	0.84%	0.50%	1.12%
Depreciation on operating lease equipment	0.58%	0.54%	0.48%	0.55%	0.47%
Maintenance and other operating lease expenses	0.15%	0.20%	0.10%	0.22%	0.17%
Net finance margin	2.74%	2.72%	2.55%	2.68%	2.57%

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

SELECT DATA

Select Data (dollars in millions, except per share amounts)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Select Statement of Operations Data
Net interest revenue	$256.8	$266.3	$257.8	$791.6	$790.1
Provision for credit losses	(67.1)	(72.2)	63.3	(256.7)	800.8
Total non-interest income	310.9	348.9	347.3	1,084.4	991.2
Total non-interest expenses	403.8	388.8	426.6	1,203.0	1,720.4
Net income (loss)	175.5	226.9	85.7	706.2	(623.9)
Net income (loss) available to common shareholders	172.7	214.6	82.9	688.3	(642.8)
Per Common Share Data
Diluted income (loss) per common share	1.72	2.14	0.84	6.89	(6.54)
Book value per common share	56.97	55.58	53.17
Tangible book value per common share	55.86	54.39	50.29
Dividends declared per common share	0.35	0.35	0.35	1.05	1.05
Dividend payout ratio	20.4%	16.4%	41.6%	15.3%	NM
Performance Ratios
Return (available to common shareholders; continuing operations) on average common stockholders' equity	11.28%	14.48%	6.35%	14.98%	NM
Return (available to common shareholders; continuing operations) on average tangible common stockholders' equity	13.04%	16.73%	7.24%	17.82%	NM
Net finance revenue as a percentage of average earning assets	2.44%	2.45%	2.27%	2.45%	2.37%
Return (available to common shareholders; continuing operations) on AEA	1.37%	1.66%	0.57%	1.77%	NM
Average total equity to average total asset ratio	11.6%	10.9%	9.5%	10.9%	10.2%
Balance Sheet Data
Loans including receivables pledged	$33,461.0	$33,711.1	$37,319.6
Allowance for credit losses	(790.4)	(850.6)	(1,206.2)
Operating lease equipment, net	7,937.5	7,781.8	7,799.3
Goodwill	-	-	140.4
Total cash and deposits	4,598.5	5,280.7	6,705.6
Investment securities	5,775.2	5,295.8	6,608.8
Total assets	54,420.0	54,703.7	60,865.0
Deposits	40,237.3	41,271.0	44,706.2
Borrowings	4,247.6	4,244.1	7,284.7
Total common stockholders’ equity	5,649.6	5,510.8	5,239.0
Credit Quality
Non-accrual loans as a percentage of loans	1.21%	1.63%	1.73%
Net charge-offs as a percentage of average loans	0.06%	0.30%	0.71%	0.17%	1.02%
Allowance for credit losses as a percentage of loans	2.36%	2.52%	3.23%
Capital Ratios
CET1 capital ratio	11.9%	11.6%	9.9%
Tier 1 capital ratio	13.0%	12.7%	10.9%
Total capital ratio	15.3%	15.0%	13.1%
NM – not meaningful

NON-GAAP FINANCIAL MEASUREMENTS

Management uses non-GAAP financial measures that it believes to be useful in assessing the Company’s financial condition and results of operations. A non-GAAP financial measure is a numerical measure of a company’s historical or future financial performance or financial position that may either exclude or include amounts or is adjusted in some way to the effect of including or excluding amounts, as compared to the most directly comparable measure calculated and presented in accordance with GAAP financial statements. These non-GAAP measures are not in accordance with, or a substitute for, GAAP and may be different from or inconsistent with non-GAAP financial measures used by other institutions.

The accompanying MD&A contains non-GAAP financial measures. We intend our non-GAAP financial measures to provide transparency about, or an alternate means of assessing, our operating results and financial position for our investors and analysts, on the same basis that our management analyzes such results.

Whenever we refer to a non-GAAP financial measure, we generally define it, or present the most directly comparable financial measure calculated and presented in accordance with U.S. GAAP, along with a reconciliation of the differences between the U.S. GAAP financial measure and the non-GAAP financial measure. In instances when the non-GAAP balance is an aggregation of various line items from a financial statement, we present those exact line item names and balances for the user to clearly see the components. We describe each of these measures below and explain why we believe the measure to be useful.

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

NFR is a non-GAAP measure that represents the level of interest income earned on our loans and leases, investment securities and cash, plus rental income on operating lease equipment less interest expense and expenses relating to operating lease equipment. NFR is a key performance measure used by management to monitor portfolio performance. NFR is also used to calculate a performance metric, net finance margin, or NFM.

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

Total Net Revenue and Net Operating Lease Revenue (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Interest income	$359.8	$373.1	$423.3	$1,121.0	$1,383.8
Rental income on operating lease equipment	186.2	188.2	201.3	569.1	612.0
Finance revenue (Non-GAAP)	546.0	561.3	624.6	1,690.1	1,995.8
Interest expense	103.0	106.8	165.5	329.4	593.7
Depreciation on operating lease equipment	85.1	82.8	82.5	252.6	241.9
Maintenance and other operating lease expenses	50.5	54.8	48.6	156.9	158.3
Net finance revenue (NFR) (Non-GAAP)	307.4	316.9	328.0	951.2	1,001.9
Other non-interest income	124.7	160.7	146.0	515.3	379.2
Total net revenues (Non-GAAP)	$432.1	$477.6	$474.0	$1,466.5	$1,381.1

NFR (Non-GAAP)	$307.4	$316.9	$328.0	$951.2	$1,001.9
Net finance margin (NFR as a % of AEA)(NFM)(Non-GAAP)	2.44%	2.45%	2.27%	2.45%	2.37%

Net Operating Lease Revenue
Rental income on operating leases	$186.2	$188.2	$201.3	$569.1	$612.0
Depreciation on operating lease equipment	85.1	82.8	82.5	252.6	241.9
Maintenance and other operating lease expenses	50.5	54.8	48.6	156.9	158.3
Net operating lease revenue (Non-GAAP)	$50.6	$50.6	$70.2	$159.6	$211.8

2.	Operating Expenses and Net Efficiency Ratio

Operating expenses excluding restructuring costs and intangible asset amortization is a non-GAAP measure used by management to compare period over period expenses. We exclude restructuring costs and intangible amortization from operating expenses as they are charges resulting from our strategic initiatives and not our operating activity. In addition, we exclude other noteworthy items to monitor the underlying level of operating expenses and cost of generating revenue. Non-GAAP operating expenses are reconciled to GAAP in the Non-Interest Expenses section table.

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

See Non-Interest Expenses for operating expenses.

Net Efficiency Ratio (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Total net revenues (Non-GAAP)	$432.1	$477.6	$474.0	$1,466.5	$1,381.1
Noteworthy items	13.2	—	—	(69.8)	—
Total net revenues, excluding noteworthy items (Non-GAAP)	$445.3	$477.6	$474.0	$1,396.7	$1,381.1
Net efficiency ratio (Non-GAAP)	60.2%	52.5%	60.6%	53.0%	67.2%
Net efficiency ratio, excluding noteworthy items (Non-GAAP)	58.3%	52.2%	60.4%	54.9%	64.5%
3.	Earning Assets, Average Earning Assets (“AEA”) and Core Loans and Leases

Earning asset balances (period end balances) displayed in the table below are directly derived from the respective line items in the balance sheet. These represent revenue generating assets, and the average (AEA) of which provides a basis for management performance calculations, such as NFM. The source of the data is various balance sheet line items, however, when aggregated, the total is considered non-GAAP. We net the credit balances of factoring clients as the correlated receivable is included in loans on the balance sheet but these generate commission income, which is non-interest income and does not impact either the NFR and NIM. The average balances are based on daily balances.

Average Earnings Assets and Earning Assets (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Average Earning Assets (Non-GAAP)	$50,347.1	$51,811.1	$57,768.0	$51,776.3	$56,352.5

	September 30,	June 30,	September 30,
Period End Earning Assets	2021	2021	2020
Loans	$33,461.0	$33,711.1	$37,319.6
Operating lease equipment, net	7,937.5	7,781.8	7,799.3
Assets held for sale	95.8	51.5	56.7
Credit balances of factoring clients	(1,556.6)	(1,530.5)	(1,320.2)
Interest-bearing cash	4,428.7	5,134.1	6,529.9
Investment securities and securities purchased under agreement to resell	5,875.2	5,445.8	6,608.8
Total earning assets (Non-GAAP)	$50,241.6	$50,593.8	$56,994.1

Certain portfolios within the segments are being either run-off or sold. In order to gauge the underlying level of loans and leases, management will exclude these portfolios when comparing to prior periods. By excluding these portfolios from the total of loans, operating lease equipment and AHFS balances, this metric is considered non-GAAP, and is presented only to assist the reader in understanding how management views the underlying change in earning asset levels in aggregate. The following table reflects the average balances for the respective periods.

Core Average Loans and Leases (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Total average loans (incl HFS, net of credit balances)	$31,865.6	$33,226.5	$36,301.6	$33,218.2	$36,633.8
Total average operating lease equipment (incl HFS)	7,862.5	7,754.0	7,824.4	7,816.0	7,615.0
Total average loans and leases (Non-GAAP)	39,728.1	40,980.5	44,126.0	41,034.2	44,248.8
Average non-core portfolio, LCM	1,316.2	1,501.8	1,979.7	1,489.3	2,066.7
Average core loans and leases	$38,411.9	$39,478.7	$42,146.3	$39,544.9	$42,182.1

4.	Tangible Book Value, ROTCE and Tangible Book Value per Share

Tangible Book Value (“TBV”), return on tangible common equity (“ROTCE”), and TBV per share are considered key financial performance measures by management, and are used by other financial institutions. TBV, as calculated and used by management, represents CIT’s common stockholders’ equity, less goodwill and intangible assets. See the Capital section (Tangible Book Value and per Share Amounts table) for calculation of TBV per share. TBV per share is calculated by dividing TBV by the outstanding number of common shares.

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

TBV, ROTCE and TBV per share are measurements used by management and other users of CIT’s financial data in assessing CIT’s use of equity. We believe the use of ratios that utilize tangible equity provides additional useful information because they present measures of those assets that can generate income. In addition, we believe TBV, ROTCE and TBV per share are important measures for comparative purposes with other institutions, but are not defined under U.S. GAAP, and therefore are considered non-GAAP financial measures.

Tangible Book Value (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Total common shareholders' equity	$5,649.6	$5,510.8	$5,239.0	$5,649.6	$5,239.0
Less: goodwill	—	—	140.4	—	140.4
Less: Intangible assets	110.0	118.1	143.4	110.0	143.4
Tangible common equity for ROTCE (Non-GAAP)	$5,539.6	$5,392.7	$4,955.2	$5,539.6	$4,955.2
Average tangible common equity (Non-GAAP)	$5,486.3	$5,279.4	$4,927.9	$5,291.7	$5,060.6

Income (loss) available to common shareholders	$172.7	$214.6	$82.9	$688.3	$(642.8)
Goodwill impairment, after tax	—	—	—	—	339.0
Intangible asset amortization, after tax	6.1	6.2	6.3	18.9	18.5
Non-GAAP income (loss) - for ROTCE calculation	$178.8	$220.8	$89.2	$707.2	$(285.3)
Return on average tangible common equity (Non-GAAP)	13.04%	16.73%	7.24%	17.82%	NM
Non-GAAP income (loss) (from the following non-GAAP noteworthy tables)	$185.2	$209.8	$82.7	$639.6	$(217.1)
Intangible asset amortization, after tax	6.1	6.2	6.3	18.9	18.5
Non-GAAP income (loss) - for ROTCE calculation, excluding noteworthy items	$191.3	$216.0	$89.0	$658.5	$(198.6)
Preferred dividend normalization	(4.7)	4.7	(4.7)	(4.7)	(4.7)
Non-GAAP income (loss) - for ROTCE calculation, excluding noteworthy items and preferred dividend normalization	$186.6	$220.7	$84.3	$653.8	$(203.3)
Return on average tangible common equity, after noteworthy items (Non-GAAP)	13.95%	16.37%	7.22%	16.59%	NM
Return on average tangible common equity, after noteworthy items and preferred dividend normalization	13.60%	16.72%	6.84%	16.47%	NM

5.	Net income (loss) excluding noteworthy items

Net income (loss) excluding noteworthy items are non-GAAP measures, as the measures exclude items from the respective line item in the GAAP statement of operations. We exclude noteworthy items to reflect how management views the underlying performance of the business and believe that adjusting for these items will also provide the user of CIT’s financial information a measure of the underlying performance. The non-GAAP noteworthy items are summarized in the following categories: significant due to the size of the transaction; transactions pertaining to items no longer considered core to CIT’s on-going operations (e.g. sales of non-strategic portfolios); and other items, such as restructuring costs or costs incurred specific to mergers and acquisitions.

Net Income (Loss) Available to Common Shareholders, Excluding Noteworthy Items (dollars in millions, except per share data)

		Pre-tax		After-Tax	Per
Description	Line Item	Balance	Tax(2)	Balance	Share
Quarter Ended September 30, 2021
Net income available to common shareholders				$172.7	$1.72
CTA release	Other non-interest income	$13.2	$(1.1)	12.1	0.12
FCB merger costs	Operating expenses	0.7	(0.3)	0.4	0.00
Non-GAAP net income available to common shareholders, excluding noteworthy items(1)				$185.2	$1.84

Quarter Ended June 30, 2021
Net income available to common shareholders				$214.6	$2.14
Reversal of prior restructuring costs	Operating expenses	$(7.9)	$1.8	(6.1)	(0.06)
FCB merger costs	Operating expenses	1.7	(0.4)	1.3	0.01
Non-GAAP income available to common shareholders, excluding noteworthy items(1)				$209.8	$2.09

Quarter Ended September 30, 2020
Net income available to common shareholders				$82.9	$0.84
MOB merger and integration costs	Operating expenses	$12.6	$(3.8)	8.8	0.09
Performance Stock Units expense reversal	Operating expenses	(12.1)	3.1	(9.0)	(0.09)
Non-GAAP net income available to common shareholders, excluding noteworthy items(1)				$82.7	$0.84

		Pre-tax		After-Tax	Per
Description	Line Item	Balance	Tax(2)	Balance	Share
Nine Months Ended September 30, 2021
Net income available to common shareholders				$688.3	$6.89
Gains on sales of investment securities	Other non-interest income	$(83.0)	$21.5	(61.5)	(0.62)
CTA release	Other non-interest income	13.2	(1.1)	12.1	0.12
FCB merger costs	Operating expenses	9.3	(2.5)	6.8	0.07
Reversal of prior restructuring costs	Operating expenses	(7.9)	1.8	(6.1)	(0.06)
Non-GAAP net income available to common shareholders, excluding noteworthy items(1)				$639.6	$6.40

Nine Months Ended September 30, 2020
Net loss available to common shareholders				$(642.8)	$(6.54)
MOB day 1 provision for credit losses	Provision for credit losses	$44.8	$(8.1)	36.7	0.37
Performance Stock Units expense reversal	Operating expenses	(12.1)	3.1	(9.0)	(0.09)
Restructuring charges	Operating expenses	37.2	(13.6)	23.6	0.24
MOB merger and integration costs	Operating expenses	49.6	(14.2)	35.4	0.36
Goodwill impairment	Goodwill impairment	344.7	(5.7)	339.0	3.45
Non-GAAP net loss available to common shareholders, excluding noteworthy items(1)				$(217.1)	$(2.21)
(1)	Items may not sum due to rounding.
(2)	Income tax rates vary depending on the specific item and the entity location in which it is recorded.

6.	Effective Tax Rate Reconciliation

The provision for income taxes before noteworthy items and tax discrete items and the respective effective tax rate are non-GAAP measures, which management uses for analytical purposes to understand the Company’s underlying tax rate. Noteworthy items are presented in item 5 above, and discussed in various sections of the MD&A.

Effective Tax Rate Reconciliation - Noteworthy Items (dollars in millions)

	Quarters Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Provision (benefit) for income taxes - GAAP	$55.5	$71.7	$29.5	$223.5	$(116.0)
Income tax on noteworthy items	1.4	(1.4)	0.7	(19.7)	38.5
Provision (benefit) for income taxes, before noteworthy items - Non-GAAP	56.9	70.3	30.2	203.8	(77.5)
Income tax - remaining discrete items	4.8	4.0	(0.1)	16.1	1.8
Provision (benefit) for income taxes, before noteworthy and discrete tax items - Non-GAAP	$61.7	$74.3	$30.1	$219.9	$(75.7)
Income (loss) before (benefit) provision for income taxes - GAAP	$231.0	$298.6	$115.2	$929.7	$(739.9)
Noteworthy items before tax	13.9	(6.2)	0.5	(68.4)	464.2
Adjusted income (loss) before (benefit) provision for income taxes and discrete items - Non-GAAP	$244.9	$292.4	$115.7	$861.3	$(275.7)
Effective tax rate	24.0%	24.0%	25.6%	24.0%	15.7%
Effective tax rate, excluding noteworthy items - Non-GAAP	23.2%	24.0%	26.1%	23.7%	28.1%
Effective tax rate, excluding noteworthy and tax discrete items - Non-GAAP	25.2%	25.4%	26.0%	25.5%	27.4%
7.	Regulatory Capital Measures

Included within this Form 10-Q are risk-weighted assets, risk-based capital and leverage ratios as calculated under the Basel III Rule, the Simplification Final Rule and the Revised CECL Transition Rule as of September 30, 2021 and December 31, 2020. Such measures are considered key regulatory capital measures used by banking regulators, investors and analysts to assess CIT’s (as a BHC) regulatory capital position and to compare CIT to other financial institutions. For information on our capital ratios and requirements, see the Capital section.

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision of and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities and Exchange Act of 1934, (the “Exchange Act”) as of September 30, 2021. Based on such evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part Two — Other Information

Item 1.  Legal Proceedings

See Note 14 — Contingencies, in the Notes to the unaudited interim Condensed Consolidated Financial Statements in Part One, Item 1 — Financial Statements, which is incorporated by reference into this item.

Item 1A.  Risk Factors

Risk factors remain unchanged during the quarter. For a discussion of risk factors, see Part I, Item 1A. Risk Factors, of CIT’s 2020 Form 10-K, and Forward-Looking Statements of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our common stock during the quarter ended September 30, 2021.

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
101

The following materials from CIT Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Changes in Stockholders' Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

104	The cover page from CIT Group Inc.’s Form 10-Q for the quarterly period ended September 30, 2021, formatted inline XBRL (contained in exhibit 101.1).

*	Indicates a management contract or compensatory plan or arrangement.
**	This information is furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 5, 2021	CIT GROUP INC.

/s/ John Fawcett
John Fawcett
Executive Vice President and
Chief Financial Officer

/s/ Edward K. Sperling
Edward K. Sperling
Executive Vice President and Controller